Form 10QSB
period 1999-06-30
AGE RESEARCH INC
filed 1999-10-06
CIK 822370

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 1999

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

              Commission File Number:   0-26285
                                        -------

                              AGE RESEARCH, INC.
          --------------------------------------------------------
               (Name of Small Business Issuer in its charter)

         Delaware                                          87-0419387
-------------------------------                     -------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

        31103 Rancho Viejo Road, #2102, San Juan Capistrano, CA  92675
        --------------------------------------------------------------
            (Address of principal executive offices and Zip Code)

                               (800) 597-1970
        --------------------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes [X]   No [ ]    (2)  Yes  [ ]    No  [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           63,944,251
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 1999

                        ITEM 1. FINANCIAL STATEMENTS

                              AGE RESEARCH, INC.
                                 BALANCE SHEET
                           June 30, 1999 and 1998
                                  (Unaudited)
                                    ASSETS

                                                       1999           1998
                                                    -----------   -----------
Current Assets
  Cash                                              $     1,164   $     2,458
  Accounts Receivable                                     2,851         1,362
  Inventory                                               6,649         8,262
                                                    -----------   -----------

    Total Current Assets                                 10,664        12,082
                                                    -----------   -----------

Property and Equipment
  Furniture and Fixtures                                  5,560         5,560
  Machinery and Equipment                                 1,794         1,794
                                                    -----------   -----------
                                                          7,354         7,354
  Less: Accumulated Depreciation                         (6,879)       (6,521)
                                                    -----------   -----------
    Total Property and Equipment                            476           833
                                                    -----------   -----------
TOTAL ASSETS                                        $    11,139   $    12,915
                                                    ===========   ===========


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                                 BALANCE SHEET
                            June 30, 1999 and 1998
                                  (Unaudited)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1999           1998
                                                    -----------   -----------
Current Liabilities
 Accounts Payable                                  $     5,416   $     2,614
 Sales Taxes Payable                                       263           253
 Interest Payable                                       30,500        23,581
 Income Taxes Payable                                      800         1,000
                                                    -----------   -----------

    Total Current Liabilities                            36,979        28,048
                                                    -----------   -----------

Long-Term Liabilities
  Due to Stockholders                                    96,602        98,602
                                                    -----------   -----------

    Total Liabilities                                   133,581       126,650
                                                    -----------   -----------

Stockholders' Equity
 Common stock, $.001 par value, 100,000,000
  shares authorized and 63,944,251 shares
  issued and outstanding in 1999 and
  60,694,251 in 1998                                     63,944        60,694
 Paid-in Capital                                        600,977       591,227
 Less: Stocks Subscription Receivable                    (2,500)            0
 Retained Earnings (Accumulated Deficits)              (784,863)     (765,656)
                                                    -----------   -----------

    Total Stockholders' Equity (Deficits)              (122,442)     (113,735)
                                                    -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    11,139   $    12,915
                                                    ===========   ===========


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                 STATEMENT OF INCOME AND ACCUMULATED DEFICIT
               For the six months ended June 30, 1999 and 1998
                                  (Unaudited)

                                               1999                1998
                                           -------------     ----------------
SALES                                      $      11,604     $          9,628

COST OF SALES                                      3,462                1,870
                                           -------------     ----------------
GROSS PROFIT                                       8,142                7,758

OPERATING EXPENSES                                15,243                5,830
                                           -------------     ----------------
INCOME (LOSS) FROM OPERATIONS                     (7,101)               1,928
                                           -------------     ----------------
OTHER INCOME (EXPENSES)
  Other Income                                      -                   1,800
  Interest Expenses                               (3,440)              (3,562)
                                           -------------     ----------------
   Total Other Income (Expenses)                  (3,440)              (1,762)
                                           -------------     ----------------
NET INCOME (LOSS) BEFORE TAXES                   (10,541)                 166

PROVISION FOR INCOME TAXES                           800                  800
                                           -------------     ----------------
NET INCOME (LOSS)                                (11,341)                (634)
ACCUMULATED DEFICIT - Beginning
  Beginning Balance                             (772,210)            (765,022)
  Prior year adjustments                          (1,312)                -
                                           -------------     ----------------
ACCUMULATED DEFICIT - Ending               $    (784,863)    $       (765,656)
                                           =============     ================

LOSS PER SHARE                             $       (0.00)    $          (0.00)
                                           =============     ================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                  63,944,251           60,694,251
                                           =============     ================

The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                          STATEMENTS OF CASH FLOWS
              For the six months ended June 30, 1999 and 1998
                                (Unaudited)

                                               1998                1997
                                           -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                        $     (11,341)    $           (634)
  Adjustment to reconcile net income to
   net cash provided by operating
   activities
    Depreciation                                     179                  179
    Prior year adjustment                         (1,312)                -
  (Increase) Decrease in:
    Accounts Receivable                             (348)               1,550
    Inventory                                        180                 (992)
  (Decrease) Increase in accounts payable          2,767                  707
  (Decrease) Increase in sales taxes payable        (317)                  72
  (Decrease) Increase in interest payable          3,440                3,562
  (Decrease) Increase in income taxes payable       -                    -
                                           -------------     ----------------
  Net Cash Provided (Used) by Operating
    Activities                                    (6,752)               4,444
                                           -------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net Cash Provided (Used) by Investing
    Activities                                      -                    -
                                           -------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stockholder subscriptions received               5,000                 -
  Payment of notes payable                          -                  (4,000)
                                           -------------     ----------------
  Net Cash Provided (Used) by Financing
    Activities                                     5,000               (4,000)
                                           -------------     ----------------

NET INCREASE (DECREASE)IN CASH                    (1,752)                 444

CASH - Beginning of Period                         2,916                2,014
                                           -------------     ----------------

CASH - End of Period                       $       1,164     $          2,458
                                           =============     ================
SUPPLEMENTARY DISCLOSURES:
 Cash paid for:
  Interest Paid                            $           0     $              0
                                           =============     ================
  Income Taxes                             $       1,600     $            800
                                           =============     ================


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
                For The Six Months Ended June 30, 1999 and 1998

NOTE 1 - GENERAL

In the opinion of the Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the six months ended June 30, 1999, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for annual financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information present for the interim periods not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

General
-------

     Since December 1987, the Registrant has marketed its RejuvenAge products to physicians practicing skin therapy medical specialities. The RejuvenAge products are non-prescription skin care products that do not contain Retin-A or any other precription drug. In addition to the RejuvenAge products, the Registrant sells a proprietary moisturizing shaving cream for sensitive or irritated beard conditions called Bladium.

     The Registrant owns the formulations for both the RejuvenAge and Bladium products. The products are manufactured by independent contractors. In order to increase its profitability and reduce expenses, in fiscal 1998 the Registrant reduced its office expenses to a minimum and eliminated its advertising and salary expenses.

Six Month Period Ended June 30, 1999 compared to 1998
-----------------------------------------------------

     Revenues and Costs of Sales. For the six month period ended June 30, 1999, the Registrant had revenues of $11,604 with cost of sales of $3,462, or approximately 29% of revenues, for a gross profit of $8,142, compared to the prior year's revenues of $9,628 with cost of sales of $1,870, or approximately 19.4% of revenues, for a gross profit of $7,758.

     General and Administrative Expense. Total operating expenses for six month period ended June 30, 1999 were $15,243 compared to $5,830 for 1998. The Company has incurred additional legal and professional fees during the period associated the preparing and filing its general form of Registration Statement on Form 10SB with the Securities and Exchange Commission during the reporting period in 1999. The net loss from operations for the six month period ended June 30, 1999 was $(11,341) compared to $(634) for the same period in 1998.

Liquidity and Capital Resources
-------------------------------

     Historically, the Registrant has financed its operations through a combination of cash flow derived from operations and debt and equity financing. At June 30, 1999, the Registrant had a working capital of $(26,315) based on current assets of $10,664 and current liabilities of $36,979.

     Based on its current marketing program and sales, it is clear that the Company will have to increase its sales volume significantly in order to continue operations. At this time, however, the Registrant does not have any working capital to expand its marketing efforts.

     The Registrant proposes to finance its needs for additional working capital through some combination of debt and equity financing. Given its current financial condition, it is unlikely that the Registrant could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. The most likely method available to the

Registrant would be the private sale of its securities. There can be no assurance that the Registrant will be able to obtain such additional funding as needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant.


                          PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS
     None.

                        ITEM 2.  CHANGES IN SECURITIES
     None.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION
     None.

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     Exhibit 27.  Financial Data Schedule

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Age Research, Inc.
                                      [Registrant]

Dated: October 5, 1999                By:/S/Richard F. Holt, President