Form 10QSB
period 1999-09-30
AGE RESEARCH INC
filed 1999-11-08
CIK 822370

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 1999

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

(1)  Yes [X]   No [ ]    (2)  Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           63,944,251
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 1999

                        ITEM 1. FINANCIAL STATEMENTS

                              AGE RESEARCH, INC.
                                BALANCE SHEET
                   September 30, 1999 and September 30, 1998
                                 (Unaudited)
                                   ASSETS

                                                       1999           1998
                                                    -----------   -----------
Current Assets
  Cash in bank                                      $     1,239   $     3,263
  Accounts Receivable                                     2,146         2,065
  Inventory                                               6,460         8,007
                                                    -----------   -----------

    Total Current Assets                                  9,845        13,335
                                                    -----------   -----------

Property and Equipment
  Furniture & Fixtures                                    5,560         5,560
  Machinery & Equipment                                   1,794         1,794
                                                    -----------   -----------
                                                          7,354         7,354
  Accumulated Depreciation                               (6,969)       (6,611)
                                                    -----------   -----------
    Net Property and Equipment                              385           743
                                                    -----------   -----------
TOTAL ASSETS                                          $  10,230   $    14,078
                                                    ===========   ===========




The accompanying footnotes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                                BALANCE SHEET
                   September 30, 1999 and September 30, 1998
                                 (Unaudited)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1999           1998
                                                    -----------   ----------
Current Liabilities
 Accounts Payable                                  $     1,850  $      6,012
 Sales Taxes Payable                                       377           408
 Interest Payable                                       32,220        25,341
 Income Taxes Payable                                      800         1,600
                                                    ----------    ----------

    Total Current Liabilities                           35,247        33,361
                                                    ----------    ----------

Other Liabilities
  Notes payable - Stockholders                          96,602        97,602
                                                    ----------    ----------

    Total Liabilities                                  131,849       130,963
                                                    ----------    ----------

Stockholders' Equity
 Common stock, $.001 par value, 150,000,000
  shares authorized and 63,944,251 shares
  issued and outstanding in 1999 and
  60,694,251 in 1998                                    63,944        60,644
 Paid-in Capital                                       600,977       600,977
 Stocks Subscription Receivable                           -          (10,000)
Accumulated Deficits                                  (786,540)     (771,806)
                                                    ----------    ----------

    Total Stockholders' Equity                        (121,619)     (116,885)
                                                    ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    10,203   $    14,078
                                                    ==========    ==========


The accompanying footnotes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                 STATEMENT OF INCOME AND ACCUMULATED DEFICIT
     For the six months ended September 30, 1999 and September 30, 1998
                                (Unaudited)

                                               1999                1998
                                           -------------     ----------------
SALES                                      $      14,880     $         14,062

COST OF SALES                                      4,342                2,125
                                           -------------     ----------------
GROSS PROFIT                                      10,538               11,937

OPERATING EXPENSES                                17,596               14,399
                                           -------------     ----------------
INCOME (LOSS) FROM OPERATIONS                     (7,058)              (2,462)
                                           -------------     ----------------
OTHER INCOME (EXPENSES)
  Other Income                                      -                   1,800
  Interest Expenses                               (5,160)              (5,322)
                                           -------------     ----------------
   Total Other Income (Expenses)                  (5,160)              (3,522)
                                           -------------     ----------------
INCOME (LOSS) BEFORE TAX PROVISION               (12,218)              (5,984)

PROVISION FOR TAX                                    800                  800
                                           -------------     ----------------
NET INCOME (LOSS)                                (13,018)              (6,784)
ACCUMULATED DEFICIT - Beginning
  Beginning Balance                             (772,210)            (765,022)
  Prior year adjustments                          (1,312)                -
                                           -------------     ----------------
ACCUMULATED DEFICIT - Ending               $    (786,540)    $       (771,806)
                                           =============     ================

LOSS PER SHARE                             $       (0.00)    $          (0.00)
                                           =============     ================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                  63,944,251           60,694,251
                                           =============     ================

The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                          STATEMENTS OF CASH FLOWS
        For the nine months ended September 30, 1999 and September 30, 1998
                                 (Unaudited)

                                               1999                1998
                                           -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                        $     (13,018)    $         (6,784)
  Adjustment to reconcile net income (loss)
   to net cash provided by operations
      Depreciation                                   269                  279
    Prior year adjustment                         (1,312)                -
  (Increase) decrease in accounts receivable         357                  847
  (Increase) decrease in inventory                   369                 (737)
  (Decrease) increase in accounts payable           (799)               4,105
  (Decrease) increase in sales taxes payable        (203)                 227
  (Decrease) increase in interest payable          5,160                5,322
  (Decrease) increase in income taxes payable        -                   -

                                           -------------     ----------------
  Net Cash Provided (Used) by Operating
    Activities                                    (9,177)               3,249
                                           -------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net Cash Provided (Used) by Investing
    Activities                                      -                    -
                                           -------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock                  7,500                3,000
  Payment of notes payable                          -                  (4,000)
                                           -------------     ----------------
  Net Cash Provided (Used) by Financing
    Activities                                     7,500               (2,000)
                                           -------------     ----------------

NET INCREASE IN CASH                              (1,677)               1,249

CASH - Beginning of Period                         2,916                2,014
                                           -------------     ----------------

CASH - End of Period                       $       1,239     $          3,263
                                           =============     ================
SUPPLEMENTARY DISCLOSURES:
 Cash paid for:
  Interest Paid                            $           0     $              0
                                           =============     ================
  Income Taxes                             $       1,600     $            800
                                           =============     ================


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
           For The Nine Months Ended September 30, 1999 and 1998

NOTE 1 - GENERAL

In the opinion of the Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the nine months ended September 30, 1999 and 1998, are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1999.

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

Nine Month Period Ended September 30, 1999 compared to 1998
-----------------------------------------------------------

     Revenues and Costs of Sales. For the nine month period ended September 30, 1999, the Registrant had revenues of $14,880 with cost of sales of $4,342, or approximately 29% of revenues, for a gross profit of $10,538, compared to the prior year's revenues of $14,062 with cost of sales of $2,125, or approximately 15% of revenues, for a gross profit of $11,937.

     General and Administrative Expense. Total operating expenses for nine month period ended September 30, 1999 were $17,596 compared to $14,399 for 1998. The Company has incurred additional legal and professional fees during the period associated the preparing and filing its general form of Registration Statement on Form 10SB with the Securities and Exchange Commission during the reporting period in 1999 and responding to the Commissions comments related to such filing. The loss from operations for the nine month period ended September 30, 1999 was $(7,058) compared to $(2,462) for the same period in 1998. Net loss before taxes was $(12,218) for the nine month period ended September 30, 1999, after taking into account interest expense of $5,160. Net loss before taxes was $(3,522) for the same period in 1998, after taking into account other income of $1,800 and interest expenses of $5,322. Net loss after taxes was $(13,018) and $(6,784), for the respective periods in 1999 and 1998.

Liquidity and Capital Resources
-------------------------------

     Historically, the Registrant has financed its operations through a combination of cash flow derived from operations and debt and equity financing. At September 30, 1999, the Registrant had a working capital of $(25,402) based on current assets of $9,845 and current liabilities of $35,247.

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

                                      Age Research, Inc.
                                      [Registrant]

Dated: November 5, 1999                By:/S/Richard F. Holt, President