Form 10KSB
period 1999-12-31
AGE RESEARCH INC
filed 2000-04-05
CIK 822370

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 1999
                                     -----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

                   Commission File Number          0-26285
                                                   -------
                              AGE RESEARCH, INC.
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

         DELAWARE                            87-0419387
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

31103 Rancho Viejo Road, #2102, San Juan Capistrano, CA     92675
-------------------------------------------------------  ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (800) 597-1970
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001
------------------------------
(Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's revenues for its most recent fiscal year:  $19,519

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  The market value of shares held by nonaffiliates is $435,797 based on the bid price of $0.01 per share at March 31, 2000.

  As of March 31, 2000, the Registrant had 63,944,251 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                                    PART I.
                       ITEM 1. DESCRIPTION OF BUSINESS

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History
-----------------
The Registrant was incorporated on July 10, 1984, under the name Mammon Oil & Gas, Inc. ("Mammon"), in the state of Utah. On February 24, 1986, Mammon's shareholders approved proposals to change the business direction of the Registrant to the business of health care including research, development and marketing, and a name change to Volt Research, Inc.

Subsequent to the name change, the Registrant began investigating and seeking out investments and acquisitions generally in the health care industry, and specifically in the area of new concepts for the prevention and treatment of aging skin. From August 1986 to August 1988, the Registrant engaged in operating clinics dedicated to Retin-A skin therapy. In August 1988, management decided to concentrate on selling its expertise and products directly to physicians, and the clinic operations were phased out.

In the latter half of 1987, the Registrant, in cooperation with Dr. Albert Kligman, a leading dermatologist and the inventor of the Retin-A (Tretinoin) treatment program, developed and tested a complete skin care regimen designed to be used with Retin-A treatments. Since 1987, the Registrant has directed its resources toward the development and marketing of a comprehensive skin-renewal program called RejuvenAge for physicians wanting to offer Retin-A therapy in their offices.

Current Business Activities
----------------------------
Since December 1987, the Registrant has marketed its RejuvenAge products to physicians practicing skin therapy medical specialities. Management believes that this market represents the group that is best qualified and most interested in the RejuvenAge program.

The RejuvenAge products are non-prescription skin care products that do not contain Retin-A or any other prescription drug. However, they were formulated to be used in conjunction with Retin-A.

The RejuvenAge products are designed to be used together in a simple regimen of cleansing followed by either a night-time moisturizer (emollient) or a day-time moisturizer with a sun-protection factor of 15. Special formulations include a glycolic formula which produces skin exfoliation, useful with sun-damaged skin, and a hydrocortisone formula which reduces inflammation of minor skin irritations such as sunburn and bug bites.

In addition to the RejuvenAge products, the Registrant sells a proprietary moisturizing shaving cream for sensitive or irritated beard conditions called Bladium. The Bladium product helps relieve irritation due to a condition known as razor bumps, or pseudofolliculitis-barbae.

The Registrant owns the formulations for both the RejuvenAge and Bladium products. The products are manufactured by independent contractors.

Products
--------

RejuvenAge Products
-------------------
     1. Moisture Rich Cleanser - a moisturizing, pH balanced cleanser designed to cleanse dry, sensitive skin.

     2. Moisture Rich Emollient (Regular) - a concentrated super skin moisturizer designed to nourish and protect skin with an essential oil depleted in the aging process, developed for excessively dry skin, or skin exposed to low humidity conditions in travel and outdoor activities.

     3. Moisture Rich Emollient (Glycolic) - regular moisturizer (above) with glycolic acid to help produce skin exfoliation.

     4. Moisture Rich Emollient (HC) - regular moisturizer (above) with hydrocortizone to help reduce itching and rash associated with starting the use of Retin-A.

     5. Moisturizing Sunblock - light hand, face and body moisturizer with SPF rating of 15 for sun protection.

Bladium Product
---------------
     1.  Moisturizing shave cream for sensitive or irritated beard conditions.

     All of the products are all fragrance-free, non-comedogenic, hypoallergenic, PH balanced, and dermatology tested.

Distribution of Products
------------------------
The Registrant markets its treatment program and products directly to physicians and by mail order. Since the beginning of its direct marketing program, the Registrant has concentrated its marketing to physicians practicing in medical specialty areas such as dermatology. The RejuvenAge treatment program is designed to complement and enhance a Retin-A treatment program, and is intended to assist physicians in increasing patient base and revenues from the resale of RejuvenAge skin care products.

Competition
-----------
The Registrant competes with numerous companies marketing cosmetics claiming to treat aging and sun-damaged skin. Most of these companies are substantially larger and have significantly greater financial resources, personnel and experience. By marketing directly to physicians, management believes it has established a market niche which it hopes to expand.

Sources and Availability of Raw Materials
-----------------------------------------
The Registrant owns the formulations of the products and uses various independent contractors to manufacture the products to its specifications. The Registrant has not experienced and does not anticipate any difficulty sufficient quantities of products to meet its current and anticipated sales objectives.

Dependence on One or a Few Major Customers
------------------------------------------
The Registrant does not depend on a few customers, but rather has a broad customer base to whom it sells relatively small quantities of its products. The loss of any one of these customers would not jeopardize the Registrant's operations.

Trademarks
----------
The Registrant owns the U.S. Trademarks for RejuvenAge and Bladium, and the U.K. Trademarks for RejuvenAge.

Government Regulation
---------------------
The Registrant is, and will continue to be, subject to numerous government regulations by federal, state, and local government agencies which are applicable to all businesses. Additionally, the Registrant may be subjected to laws and regulations which are specifically designated for businesses involved in the health care industry. The RejuvenAge products are non-prescription skin care products that do not contain Retin-A or any other ingredients classified by the U.S. Food and Drug Administration ("FDA")as prescription drugs requiring specific approval under current FDA laws and regulations.

Employees
---------
As of the date hereof, the Registrant does not have any employees and has no plans for retaining employees until such time as the Registrant's business warrants the expense, or until the Registrant successfully acquires or merges with an operating business. The Registrant may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities
----------
The Registrant currently leases an approximately 400 square foot office/warehouse facility at 26411 Via De Anza, San Juan Capistrano, California, for $243 per month on a month-to-month basis.

Year 2000 Computer Problem
--------------------------
The Year 2000, or Y2K problem concerns potential failure of certain computer software to correctly process information because of the software's inability to calculate dates. The Registrant has no operations or current equipment which have or might be affected by the Year 2000 computer glitch.

                      ITEM 2. DESCRIPTION OF PROPERTIES

See "Facilities" under Item 1. above.

                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                  PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table on the following page sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The Company's common stock was cleared for quotations on the OTCBB in January 2000 under the symbol "AGER". The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.
                                              High Bid      Low Bid
                                              --------      -------
Fiscal Year Ended December 31, 1999
-----------------------------------
First, Second, Third, and Fourth Quarter        N/A           N/A

Fiscal Year Ended December 31, 1998
-----------------------------------
First, Second, Third and Fourth Quarter         N/A           N/A


At March 31, 2000, the bid and ask price for Company's Common Stock as quoted on the OTC Bulletin Board was $0.01 and $0.10, respectively.

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 31, 2000, the Company had approximately 275 shareholders of record based on information provided by the Company's transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
General
-------
Since December 1987, the Registrant has marketed its RejuvenAge products to physicians practicing skin therapy medical specialities. The RejuvenAge products are non-prescription skin care products that do not contain Retin-A or any other prescription drug. In addition to the RejuvenAge products, the Registrant sells a proprietary moisturizing shaving cream for sensitive or irritated beard conditions called Bladium.

The Registrant owns the formulations for both the RejuvenAge and Bladium products. The products are manufactured by independent contractors. In order to increase its profitability and reduce expenses, in fiscal 1998 the Registrant reduced its office expenses to a minimum and eliminated its advertising and salary expenses.

Year ended December 31, 1999 Compared to December 31, 1998
----------------------------------------------------------
Revenues and Costs of Sales. For the fiscal year ended December 31, 1999, the Registrant had sales of $19,519, with cost of sales of $5,111, for a gross profit of $14,408, as compared to sales of $17,457, with cost of sales of $3,765, for a gross profit of $13,692, for the year ended December 31, 1998. Management believes that for the Registrant to have any significant increase in sales volume the Company will require substantial expenditures in advertising.

     General and Administrative Expense. Total operating expenses for 1999 were $22,753 compared to $17,936 for 1998, with increases being attributed to increase legal and professional expenses incurred in preparation for the Form 10SB and related periodic reports under Section 13 and/or 15(d) of the Exchange Act. The net loss from operations for 1999 was $18,919, compared to a net loss of $7,988 for 1998.

Liquidity and Capital Resources
-------------------------------
Historically, the Registrant has financed its operations through a combination of cash flow derived from operations and debt and equity financing. At December 31, 1999, the Registrant had working capital of $5,098 based on current assets of $11,228 consisting of cash $1,015); accounts receivable of $3,261; and inventory of $6,952; and current liabilities 5,130, consisting of accounts payable of $4,616 and accrued expenses of $514. At December 31, 1998, the Registrant had working capital deficit of $18,841, based on current assets of $12,248 and current liabilities of 31,089. During the year ended December 31, 1999, the Registrant has reduced current liabilities $25,959. Also, during the year ended December 31, 1999, the Company was able to convert $132,602 in amounts due stockholders in exchange for 3,15,050 shares of the Registrant's common stock. The stock will be issued in year 200 and the transaction was recorded as paid-in capital in 1999.

Based on its current marketing program and sales, it is clear that the Company will have to increase its sales volume significantly in order to have profitable operations. At this time, however, the Registrant does not have any working capital to expand its marketing efforts.

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

                        ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

                             PART III
    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of the Registrant's executive officers and directors and the positions held by each of them are set forth below:

Name                                       Position
----                                       --------
Richard F. Holt                          President and Director
Eldridge D. Huntington                   Vice President and Director
Jean S. Armstrong                        Secretary/Treasurer and Director

The term of office of each director is one year and until his or her successor is elected at the Registrant's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Biographical Information
------------------------
Set forth below is certain biographical information with respect to each of the Registrant's officers and directors.

Richard F. Holt, age 59, has been president and director of the Company since August 1995. In 1963, Mr. Holt graduated from Stanford University with a Bachelor of Science degree. Mr. Holt earned an MBA from UCLA School of Business in 1968. From 1969 to 1985, Mr. Holt was the CEO of Modulearn, Inc., and Micro General, Inc. From 1985 until 1995, when he became president of the Company, Mr. Holt worked independently as an investor.

Eldredge D. Huntington, age __, has been vice-president and a director of the Company since 1990. Mr. Huntington earned an MPA from California State University, and has completed course work for a PhD From 1960 to 1990, Mr. Huntington was Chief Information Officer at the Veterans Administration Medical Center in Sepulveda, California. Since 1982, he has also been teaching undergraduate and graduate courses as an adjunct professor at California State University. In 1992, Mr. Huntington founded Functional Analysis, a computer-based assessment and management decision-making training organization.

Jean S. Armstrong, age __, has been a vice president and a director of the Company since 1990. Ms. Armstrong earned a Master's Degree in Psychology from Antioch University. She spent over four years in the real estate business in and around Los Angeles. Since 1989, Ms. Armstrong has been the owner of her own interior design business serving the local community as well as customers in the Bakersfield and Los Angeles areas.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
The Company believes that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports have been timely filed.

                     ITEM 10.  EXECUTIVE COMPENSATION

The Registrant has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. Except as noted below, the Registrant has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 1999, 1998 and 1997, nor at any time during 1999, 1998 or 1997. Further, the Registrant has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Registrant's directors may be compensated for services provided to the Company. As of the date hereof, no person has accrued any compensation from the Registrant.

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Registrant's last three completed fiscal years to the Registrant's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1999, the end of the Registrant's last completed fiscal year):

                          SUMMARY COMPENSATION TABLE

                                                         Long Term Compensation
                                                        ----------------------
                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------   -------- ------------ ------   -------  ------  ------------
Richard F. Holt     1999  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
President           1998  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
                    1997  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-


Options/SAR Grants in Last Fiscal Year

     None.

Bonuses and Deferred Compensation

     None.

Compensation Pursuant to Plans

     None.

Pension Table

     Not Applicable.

Other Compensation

     None.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth the number of shares of the Registrant's Common Stock, par value $0.001, held by each person who is believed to be the beneficial owner of 5% or more of the 63,944,251 shares of the Registrant's common stock outstanding at December 31, 1999, based on the Registrant's transfer agent's list, and the names and number of shares held by each of the Registrant's officers and directors and by all officers and directors as a group.

Title of   Name and Address          Amount and Nature of            Percent
Class      Of Beneficial Owner       Beneficial Ownership            of Class
--------   -------------------      ---------------------            --------
Common     Mark A. Scharmann         5,069,400     Direct              7.93
           1661 Lakeview Circle          3,200   Indirect(1)           0.01
           Ogden, UT  84403

Common     Wendy E. Holt (2)         5,000,000     Direct              7.81
           205 1/2 Agate Street
           Balboa Island, CA 92662

Common     Richard B. Holt (3)       5,000,000     Direct              7.81
           24382 Antilles Way
           Dana Point, CA  92629

Officers, Directors and Nominees
--------------------------------
Common     Richard F. Holt,
           President/Director        3,064,543     Direct              4.79
           1 Strawberry Lane         5,550,290   Indirect(4)           8.68
           San Juan Capistrano, CA 92675

Common     Eldridge D. Huntington,
           Vice President/Director   6,000,000     Direct              9.38
           5314 Anaheim Road
           Long Beach, CA 90815

Common     Jean Armstrong,
           Secretary/Treasurer
           and Director              5,750,000     Direct              8.99

All Officers, Directors,
 as a Group (3 Persons)             14,814,543     Direct             23.16
                                     5,550,000   Indirect              8.68
                                    ==========                        =====
-----------------------
(1) Shares held of record by Troika Capital Investments, a company controlled by Mark Scharmann.
(2) Wendy E. Holt is the adult daughter of Richard F. Holt.
(3) Richard B. Holt is the adult son of Richard F. Holt.
(4) Shares held of record by the Richard and Bonnie Holt Trust.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 1998, the Company had two 7.0% interest bearing notes outstanding payable to Eldridge Huntington, the Company's Vice-president and a director, and Jean Armstrong, the Company's Secretary/Treasurer and a director, totaling $84,602. The notes are secured by the Company's assets, and are due on demand. At December 31, 1998, the Company had an 8.0% interest bearing note outstanding payable to Richard Holt, the Company's President and a director, totaling $12,000. The note is unsecured and is due on demand. During December 1999, the note holders agreed to convert an aggregate of $96,602 in debt into 3,315,050 shares of the Company's common stock. The shares will be issued in year 2000 and was recorded as paid-in capital in 1999. See Note 5 to the Financial Statements.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of Harold Y. Spector,
 Certified Public Accountant                                               12
Balance Sheet as of December 31, 1999 and 1998                             13
Statements of Income and Accumulated Deficit for the years ended
 December 31, 1999 and 1998                                                15
Statements of Changes in Stockholders' Equity for the years ended
 December 31, 1999 and 1998                                                18
Statements of Cash Flows for the years ended December 31, 1999 and 1998    19
Notes to Financial Statements                                              20

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
 27       27        Financial Data Schedule                   This Filing

 (b) Reports on Form 8-K.  None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: April 4, 2000                   By /S/ Richard F. Holt, President and
                                             Director

                           Harold Y. Spector
                       Certified Public Accountant
                     80 South Lake Avenue, Suite 723
                       Pasadena, California 91101


                      Independent Auditor's Report

To the Board of Directors and Stockholders of Age Research, Inc.

I have audited the accompanying balance sheet of Age Research, Inc.(a Delaware Corporation), as of December 31, 1999 and 1998, and the related statements of income and retained earnings, stockholders' equity and cash flows for the years then ended, and the accompanying supplementary information contained in Schedules A and B, which are presented only for supplementary analysis purposes. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits have a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Age Research, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company's significant operating losses, and deficits in working capital and net worth raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Harold Y. Spector
Pasadena, CA
March 6, 2000

                              AGE RESEARCH, INC.
                                 BALANCE SHEET
                           December 31, 1999 and 1998

                                    ASSETS

                                                       1999           1998
                                                    -----------   -----------
Current Assets
  Cash                                              $     1,015   $     2,916
  Accounts Receivable                                     3,261         2,503
  Inventory                                               6,952         6,829
                                                    -----------   -----------

    Total Current Assets                                 11,228        12,248
                                                    -----------   -----------

Property and Equipment
  Furniture and Fixtures                                  5,560         5,560
  Machinery and Equipment                                 1,794         1,794
                                                    -----------   -----------
                                                          7,354         7,354
  Less: Accumulated Depreciation                         (7,058)       (6,700)
                                                    -----------   -----------
    Total Property and Equipment                            296           654
                                                    -----------   -----------
TOTAL ASSETS                                        $    11,524   $    12,902
                                                    ===========   ===========






                See accompanying notes and auditor's report

                              AGE RESEARCH, INC.
                                 BALANCE SHEET
                           December 31, 1999 and 1998

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1999           1998
                                                    -----------   -----------
Current Liabilities
  Accounts Payable                                  $     4,616   $     2,649
  Accrued Expenses                                          514        28,440
                                                    -----------   -----------

    Total Current Liabilities                             5,130        31,089
                                                    -----------   -----------

Long-Term Liabilities
  Due to Stockholders                                         0        96,602
                                                    -----------   -----------

    Total Liabilities                                     5,130       127,691
                                                    -----------   -----------

Stockholders' Equity
 Common stock, $.001 par value, 100,000,000
  shares authorized and 63,944,251 shares
  issued and outstanding                                 63,944        63,994
 Paid-in Capital                                        600,977       600,997
 Paid-in Capital - Debt Conversion                      132,602             0
 Less: Stocks Subscription Receivable                         0        (7,500)
 Retained Earnings (Accumulated Deficits)              (791,129)     (772,210)
                                                    -----------   -----------

    Total Stockholders' Equity (Deficits)                 6,394      (114,789)
                                                    -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    11,524   $    12,902
                                                    ===========   ===========






                See accompanying notes and auditor's report

                              AGE RESEARCH, INC.
                 STATEMENT OF INCOME AND ACCUMULATED DEFICIT
                For the years ended December 31, 1999 and 1998


                                               1999                1998
                                           -------------     ----------------
SALES                                      $      19,519     $         17,457

COST OF SALES - Schedule A                         5,111                3,765
                                           -------------     ----------------

GROSS PROFIT                                      14,408               13,692

OPERATING EXPENSES - Schedule B                   22,753               17,936
                                           -------------     ----------------
INCOME (LOSS) FROM OPERATIONS                     (8,345)              (4,244)
                                           -------------     ----------------
OTHER INCOME (EXPENSES)
  Interest Income                                      7                    8
  Other Income                                         0                4,243
  Interest Expenses                               (8,899)              (7,082)
  Penalties and Late Charges                        (882)                (113)
                                           -------------     ----------------

   Total Other Income (Expenses)                  (9,774)              (2,944)
                                           -------------     ----------------

NET INCOME (LOSS) BEFORE TAXES                   (18,119)              (7,188)

PROVISION FOR INCOME TAXES                           800                  800
                                           -------------     ----------------
NET INCOME (LOSS)                                (18,919)              (7,988)

ACCUMULATED DEFICITS
  Beginning Balance                             (772,210)            (765,022)
  Prior year adjustments                               0                  800
                                           -------------     ----------------

Ending Balance                             $    (791,129)    $       (772,210)
                                           =============     ================


Net Loss per share                         $     (0.0003)    $        (0.0001)
                                           =============     ================

Weighted Average Number of Shares             63,944,251           62,319,251
                                           =============     ================

                See accompanying notes and auditor's report

                              AGE RESEARCH, INC.
                               COSTS OF SALES
               For the years ended December 31, 1999 and 1998


                                                      Schedule A
                                               1999                1998
COSTS OF SALES                             -------------     ----------------
  Beginning Inventory                      $       6,829     $          7,270
  Purchases                                        5,161                2,862
  Freight                                             73                  462
                                            -------------     ----------------
                                                  12,063               10,594
  Less: Ending Inventory                          (6,952)              (6,829)
                                           -------------     ----------------

     TOTAL COSTS OF SALES                  $       5,111     $          3,765
                                           =============     ================




                See accompanying notes and auditor's report

                              AGE RESEARCH, INC.
                              OPERATING EXPENSES
               For the years ended December 31, 1999 and 1998


                                                      Schedule B
                                               1999                1998
OPERATING EXPENSES                         -------------     ----------------
  Bad Debt                                           442                  632
  Bank Charges                                       128                  650
  Depreciation                                       358                  358
  Dues and Subscriptions                               0                   69
  Insurance                                          750                1,615
  Legal and Professional                          14,753                8,800
  Licenses/Taxes                                     144                  111
  Office Expenses and Supplies                         0                  181
  Outside Services                                   509                  270
  Postage                                          1,779                1,017
  Rent                                             2,785                2,896
  Repairs and Maintenance                              0                  304
  Shareholder Expense                                256                   94
  Telephone                                          849                  939
                                           -------------     ----------------

    TOTAL OPERATING EXPENSES               $      22,753     $         17,936
                                           =============     ================



                See accompanying notes and auditor's report

                              AGE RESEARCH, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                For The Years Ended December 31, 1999 and 1998

                                                                        Paid
                                                          Common         in         Accumulated
                                          Shares           Stock        Capital       Deficit         Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 1997              60,694,251   $     60,694  $    591,227   $   (765,022)  $   (113,101)

Prior year adjustment                                                                        800            800
                                        ------------   ------------  ------------   ------------   ------------

Adjusted Balance                          60,694,251   $     60,694  $    591,227   $   (764,222)  $   (112,301)

Issuance of Stocks                         3,250,000          3,250         2,250                         5,500

Net Loss                                                                                  (7,988)        (7,988)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 1998              63,994,251   $     63,994  $    593,477   $   (772,210)  $   (114,789)

Proceeds from stock subscription
 receivable                                                                 7,500                         7,500

Conversion of Debt                                                        132,602                       132,602

Net Loss                                                                                 (18,919)       (18,919)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 1999              63,994,251   $     63,944  $    733,579   $   (791,129)  $      6,394
                                        ============   ============  ============   ============   ============


                See accompanying notes and auditor's report

                              AGE RESEARCH, INC.
                          STATEMENTS OF CASH FLOWS
                For the years ended December 31, 1999 and 1998

                                               1999                1998
                                           -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                        $     (18,919)    $         (7,988)
  Adjustment to reconcile net income to
   net cash provided by operating
   activities
    Depreciation                                     358                  358
    Prior year adjustment                              0                  800
  (Increase) Decrease in:
    Accounts Receivable                             (758)                 409
    Inventory                                       (123)                 441
  Increase (Decrease) in:
    Accounts Payable                               1,967                  742
    Accrued Expenses                               8,074                6,640
                                           -------------     ----------------
  Net Cash Provided (Used) by Operating
    Activities                                    (9,401)               1,402
                                           -------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                   0                    0
                                           -------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of stockholders' loan                       0               (6,000)
  Proceeds from issuance of stocks                 7,500                5,500
                                           -------------     ----------------
  Net Cash Provided (Used) by Financing
    Activities                                     7,500                 (500)
                                           -------------     ----------------

NET INCREASE (DECREASE)IN CASH                    (1,901)                 902

CASH AT BEGINNING OF YEAR                          2,916                2,014
                                           -------------     ----------------

CASH AT END OF YEAR                        $       1,015     $          2,916
                                           =============     ================
SUPPLEMENTARY DISCLOSURES:
 Cash paid for:
  Interest paid                            $           0     $              0
                                           =============     ================

  Income Tax Paid                          $         800     $            800
                                           =============     ================

Noncash investing and financing activities:
 Conversion of notes payable of $96,602 and accrued interest of $36,000 into equity.

                See accompanying notes and auditor's report

PAGE> 20
                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
                For The Years Ended December 31, 1999 and 1998

NOTE 1 - NATURE OF OPERATIONS

Age Research, Inc. ("the Company"), fka Volt Research, Inc., was incorporated under the laws of Utah on July 10, 1984. In April, 1987, the Company changed its name to Age Research, Inc., and changed its state of domicile to Delaware.

Age Research, Inc. produces and sells a line of premium skin care products to physicians and mail order. The Company has developed its own line of dermatologist-formulated skin care products including moisturizers, cleaners, sunscreens, and anti-aging emollients with glycolic acid. The products are sold under the name of RejuvenAge, which is trademarked in U.S. and U.K., and name of Bladium, which is trademarked in U.S.. The trademark in U.K. will be expired in September, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting
-------------------
The Company uses the accrual basis of accounting for financial and tax reporting in accordance with generally accepted accounting principles.

Use of estimates
----------------
In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition
-------------------
Revenue from sales is recognized when the products are delivered and accepted by the customers.

Accounts Receivable
-------------------
The Company has not established an allowance for doubtful accounts and does not use reserve method for recognizing bad debts. Bad debts are treated as direct write-offs in the period management determines that collection is not probable. Bad debt expense for years ended December 31, 1999 and 1998 was $442 and $632, respectively.

Inventories
-----------
Inventories consist of products already packaged and ready for shipments to customers, and are stated at cost, using the first-in, first-out method.

In 1999, the Company wrote off obsolete inventory of $956. The loss was charged to cost of goods sold.

                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
                For The Years Ended December 31, 1999 and 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
----------------------
Property and Equipment are stated at cost. Depreciation is computed over their estimated useful lives using straight-line method for financial reporting, and accelerated methods for tax reporting, therefore, temporary differences exist. Expenditures for major renewals and betterment that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation expense was $358 each year for the years ended December 31, 1999 and 1998.

Statement of Cash Flows
-----------------------
The Company prepares its statement of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No. 95. For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Income Taxes
------------
The Company accounts income taxes in accordance with Financial Accounting standards Board Statement No. 109. "Accounting For Income Taxes" (SFAS No.
109). SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

Reclassification
----------------
Certain reclassification have been made to the 1998 financial statements to conform with the 1999 financial statement presentation. Such reclassification had no effect on net loss as previously reported.

NOTE 3 - SUBSIDIARY

The Company has a wholly-owned subsidiary, Evergreen Skin Care Centers of America, Inc. which is inactive with no assets and liabilities, and has no activity either in 1999 or 1998.

                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
               For The Years Ended December 31, 1999 and 1998

NOTE 4 - LONG-TERM DEBTS

Long-term debts consisted of the following at December 31, 1999 and 1998:

                                                1999           1998
a.)  7.0% note payable to related party,    ------------   ------------
     secured by the Company's assets,
     due on demand; converted into equity
     in December 1999                       $          0   $     84,602

b.)  8.0% note payable to stockholder,
     unsecured, due on demand; converted
     into equity in December 1999                      0         12,000
                                            ------------   ------------
                                                       0         96,602
     Less current portion                              0              0
                                            ------------   ------------
     Long-Term Debt net of current portion  $          0   $     96,602
                                            ============   ============

The accrued interest on the notes for year 1999 and 1998 were $36,000 and $27,101, respectively.

The notes and accrued interest were converted into equity in December 1999. (See Note 5)

NOTE 5 - CONVERSION OF DEBT

On December 13, 1999, the Board of Directors approved to convert notes payable of $96,602 plus accrued interest of $36,000 into 3,315,050 shares of the Company's common stock. The stock will be issued in year 2000. This transaction was recorded as paid-in capital in 1999.

                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
                For The Years Ended December 31, 1999 and 1998

NOTE 6 - INCOME TAXES

Provision for income tax for years ended December 31, 1999 and 1998 consisted of $800 minimum state franchise tax each year.

The Company has federal net operating losses carryforward of $693,981 to reduce future taxable income. To the extent not utilized, the loss carryforwards will begin to expire in 2001. Additionally, the Company has state net operating losses to carryforward which expire as follows:

              Expiring in                       Amount
              -----------                      --------
              1999                               39,345
              2000                               34,078
              2001                               21,691
              2002                                8,416
              2003                               11,707
                                               --------
                                               $115,2373
                                               ========

NOTE 7 - LEASES

The Company leases a warehouse facility for $234 per month on a month-to-month basis. Rent expense for 1999 and 1998 was $2,785 and $2,896, respectively.

NOTE 8 - PRIOR YEAR ADJUSTMENT

An overstatement of 1997 reported Accrued Expenses was discovered during 1998. Correction of this error resulted in an increase of previously reported Retained Earnings for year ended December 31, 1997 amounting to $800. This error has no effect on years of 1999 and 1998.

NOTE 9 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company is going concerns. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company incurred net losses of $18,919 and $7,988 in 1999 and 1998, respectively, and as of December 31, 1999, the Company had an accumulated deficit of $791,129.

As discussed in Note 5 to the financial statements, on December 13, 1999, the Company converted notes payable of $96,602 plus accrued interest of $36,000 into the Company's common equity. Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
                For The Years Ended December 31, 1999 and 1998

NOTE 10 - YEAR 2000

The Year 2000 issue is the result of shortcomings in many electronic data processing systems and other electronic equipment that may adversely affect the Company's operations as early as fiscal year 1999.

The Company has assessed its various types of electronic equipment and does not believe the Year 2000 issue will pose significant operational problems.