Form 10QSB
period 2000-03-31
AGE RESEARCH INC
filed 2000-05-15
CIK 822370

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 2000

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

(1)  Yes [X]   No [ ]    (2)  Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           63,944,251
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2000

                        ITEM 1. FINANCIAL STATEMENTS

                              AGE RESEARCH, INC.
                                 BALANCE SHEET
                           March 31, 2000 and 1999
                                 (Unaudited)
                                    ASSETS

                                                       2000           1999
                                                    -----------   -----------
Current Assets
  Cash                                              $       908   $     3,353
  Accounts Receivable                                     1,897         2,670
  Inventory                                               6,349         5,249
                                                    -----------   -----------
    Total Current Assets                                  9,154        11,272
                                                    -----------   -----------

Property and Equipment
  Furniture and Fixtures                                  5,560         5,560
  Machinery and Equipment                                 1,794         1,794
                                                    -----------   -----------
                                                          7,354         7,354
  Less: Accumulated Depreciation                         (7,148)       (6,790)
                                                    -----------   -----------
    Total Property and Equipment                            206           564
                                                    -----------   -----------
TOTAL ASSETS                                        $     9,360   $    11,836
                                                    ===========   ===========


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                                 BALANCE SHEET
                            March 31, 2000 and 1999
                                  (Unaudited)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       2000           1999
                                                    -----------   -----------
Current Liabilities
 Accounts Payable                                  $     1,798   $     5,000
 Sales Taxes Payable                                        89        28,908
 Income Taxes Payable                                      800         1,000
                                                    -----------   -----------
    Total Current Liabilities                             2,687       35,508
                                                    -----------   -----------

Long-Term Liabilities
  Due to Stockholders                                         0        96,602
                                                    -----------   -----------

    Total Liabilities                                     2,687       132,110
                                                    -----------   -----------

Stockholders' Equity
 Common stock, $.001 par value, 100,000,000
  shares authorized and 63,944,251 shares
  issued and outstanding in 1999 and
  60,694,251 in 1998                                     63,944        60,694
 Paid-in Capital                                        600,977       591,227
 Paid-in Capital - Debt Conversion                      132,602             0
 Less: Stocks Subscription Receivable                         0        (7,500)
 Retained Earnings (Accumulated Deficits)              (790,850)     (777,695)
                                                    -----------   -----------
    Total Stockholders' Equity (Deficits)                 6,673      (120,274)
                                                    -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     9,360   $    11,836
                                                    ===========   ===========


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                 STATEMENT OF INCOME AND ACCUMULATED DEFICIT
              For the three months ended March 31, 2000 and 1999
                                  (Unaudited)

                                               2000                1999
                                           -------------     ----------------
SALES                                      $       3,589     $          5,297

COST OF SALES                                        603                1,580
                                           -------------     ----------------
GROSS PROFIT                                       2,986                3,717

OPERATING EXPENSES                                 2,061                6,682
                                           -------------     ----------------
INCOME (LOSS) FROM OPERATIONS                        925               (2,965)
                                           -------------     ----------------
OTHER INCOME (EXPENSES)
  Interest Income                                      3                    0
  Other Income                                       151                    0
  Interest Expenses                                    0               (1,720)
                                           -------------     ----------------
   Total Other Income (Expenses)                     154               (1,720)
                                           -------------     ----------------
NET INCOME (LOSS) BEFORE TAXES                     1,078               (4,685)

PROVISION FOR INCOME TAXES                           800                  800
                                           -------------     ----------------
NET INCOME (LOSS)                                    279               (5,485)
ACCUMULATED DEFICIT - Beginning
  Beginning Balance                             (791,129)            (772,210)
                                           -------------     ----------------
  Ending Balance                           $    (790,850)    $       (777,695)
                                           =============     ================

LOSS PER SHARE                             $     (0.0000)    $        (0.0001)
                                           =============     ================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                  63,944,251           60,694,251
                                           =============     ================

The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                          STATEMENTS OF CASH FLOWS
              For the nine months ended March 31, 2000 and 1999
                                (Unaudited)

                                               2000                1999
                                           -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                        $         279     $         (5,485)
  Adjustment to reconcile net income to
   net cash provided by operating
   activities
    Depreciation                                      90                   90
  (Increase) Decrease in:
    Accounts Receivable                            1,364                 (167)
    Inventory                                        603                1,580
  (Decrease) Increase in:
    Accounts payable                              (2,818)               2,351
    Accrued Expenses                                (425)               1,268
    Income Taxes Payable                             800                  800
                                           -------------     ----------------
  Net Cash Provided (Used) by Operating
    Activities                                      (107)                 437
                                           -------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                   0                    0
                                           -------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES                   0                    0
                                           -------------     ----------------

NET INCREASE (DECREASE)IN CASH                      (107)                 437

CASH AT BEGINNING OF PERIOD                        1,105                2,916
                                           -------------     ----------------

CASH AT END OF PERIOD                      $         908     $          3,353
                                           =============     ================
SUPPLEMENTARY DISCLOSURES:
 Cash paid for:
  Interest Paid                            $           0     $              0
                                           =============     ================
  Income Taxes                             $           0     $              0
                                           =============     ================


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
              For The Nine Months Ended March 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information
-----------------------------------
In the opinion of the management of Age Research, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial positions as of March 31, 2000 and 1999, and the results of operations and cash flows for the three months then ended. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 1999.

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

Accounts Receivable
-------------------
The Company has not established an allowance for doubtful accounts and does not use reserve method for recognizing bad debts. Bad debts are treated as direct write-offs in the period management determines that collection is not probable. There was no bad debt expense for the three months ended March 31, 2000 and 1999.

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

Depreciation expense was $90 each for the three months ended March 31, 2000 and 1999, respectively.

                            AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
              For The Nine Months Ended March 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - SUBSIDIARY

The Company has a wholly-owned subsidiary, Evergreen Skin Care Centers of America, Inc. which is inactive with no assets and liabilities, and has no activity either in 2000 or 1999.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations
---------------------
Since December 1987, the Company has marketed its RejuvenAge products to physicians practicing skin therapy medical specialities. The RejuvenAge products are non-prescription skin care products that do not contain Retin-A or any other precription drug. In addition to the RejuvenAge products, the Registrant sells a proprietary moisturizing shaving cream for sensitive or irritated beard conditions called Bladium.

The Company owns the formulations for both the RejuvenAge and Bladium products. The products are manufactured by independent contractors. In order to increase its profitability and reduce expenses, in fiscal 1998 the Company reduced its office expenses to a minimum and eliminated its advertising and salary expenses.

Three Month Period Ended March 31, 2000 compared to 1999
--------------------------------------------------------
Revenues and Costs of Sales. For the three month period ended March 31, 2000, the Registrant had revenues of $3,589 with cost of sales of $603, or approximately 16.8% of revenues, for a gross profit of $2,986, compared to the prior year's revenues of $5,297 with cost of sales of $1,580, or approximately 29.8% of revenues, for a gross profit of $3,717.

General and Administrative Expense. Total operating expenses for three month period ended March 31, 2000 were $2,061 compared to $6,682 for 1999. The reduction in general and administrative expenses during the recent period is attributed to a reduction in legal and professional fees expensed in the prior year period associated the preparing and filing its general form of Registration Statement on Form 10SB with the Securities and Exchange Commission. The net gain from operations for the three month period ended March 31, 2000 was $925 compared to net loss of $2,965 for the same period in 1999.

Liquidity and Capital Resources
-------------------------------
Historically, the Company has financed its operations through a combination of cash flow derived from operations and debt and equity financing. At March 31, 2000, the Company had a working capital of $6,467 based on current assets of $9,154 and current liabilities of $2,687.

Based on its current marketing program and sales, it is clear that the Company will have to increase its sales volume significantly in order to continue operations. At this time, however, the Company does not have any significant working capital to expand its marketing efforts. The Company proposes to finance its needs for additional working capital through some combination of debt and equity financing. Given its current financial condition, it is unlikely that the Company could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. The most likely method available to the Company would be the private sale of its securities. There can be no assurance that the Company will be able to obtain such additional funding as needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

                                      Age Research, Inc.


Dated: May 10, 2000                   By:/S/Richard F. Holt, President