Form 10QSB
period 2000-06-30
AGE RESEARCH INC
filed 2000-08-08
CIK 822370

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 2000

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

(1)  Yes [X]   No [ ]    (2)  Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           67,259,301
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 2000

                        ITEM 1. FINANCIAL STATEMENTS

                              AGE RESEARCH, INC.
                                 BALANCE SHEET
                           June 30, 2000 and 1999

                                    ASSETS

                                                       2000           1999
                                                    -----------   -----------
Current Assets
  Cash                                              $       795   $     1,164
  Accounts Receivable                                     1,959         2,851
  Inventory                                               3,377         6,649
                                                    -----------   -----------
    Total Current Assets                                  6,131        10,664
                                                    -----------   -----------
Property and Equipment
  Furniture and Fixtures                                  5,560         5,560
  Machinery and Equipment                                 1,794         1,794
                                                    -----------   -----------
                                                          7,354         7,354
  Less: Accumulated Depreciation                         (7,173)       (6,875)
                                                    -----------   -----------
    Total Property and Equipment                            181           475
                                                    -----------   -----------
TOTAL ASSETS                                        $     6,312   $    11,139
                                                    ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable                                   $     2,325   $     5,416
 Accrued Expense                                            220        30,763
 Income Taxes Payable                                       800           800
                                                    -----------   -----------
    Total Current Liabilities                             3,345        36,979
                                                    -----------   -----------
Long-Term Liabilities
  Due to Stockholders                                         0        96,602
                                                    -----------   -----------
    Total Liabilities                                     3,345       133,581
                                                    -----------   -----------
Stockholders' Equity
 Common stock, $.001 par value, 100,000,000
  shares authorized and 67,259,301 shares issued
  and outstanding in 2000 and 63,944,251 shares
  in 1999                                                67,259        63,944
 Paid-in Capital                                        730,264       600,977
 Less: Stocks Subscription Receivable                         0        (2,500)
 Accumulated Deficit                                   (794,556)     (784,863)
                                                    -----------   -----------
    Total Stockholders' Equity (Deficits)                 2,967      (122,442)
                                                    -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     6,312   $    11,139
                                                    ===========   ===========


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                 STATEMENT OF INCOME AND ACCUMULATED DEFICIT
           For the three and six months ended June 30, 2000 and 1999


                                          Three Months ended        Six Months ended
                                               June 30,                 June 30,
                                           2000        1999          2000         1999
                                        ----------  ----------    ----------   ----------
SALES                                   $    3,643  $    6,307    $    7,232   $   11,604

COST OF SALES                                2,972       1,882         3,575        3,462
                                        ----------  ----------    ----------   ----------
GROSS PROFIT                                   671       4,425         3,657        8,142

OPERATING EXPENSES                           4,393       8,561         6,454       15,243
                                        ----------  ----------    ----------   ----------
INCOME (LOSS) FROM OPERATIONS               (3,722)     (4,136)       (2,797)      (7,101)
                                        ----------  ----------    ----------   ----------
OTHER INCOME (EXPENSES)
  Interest Income                                2           0             5            0
  Other Income                                  14           0           165            0
  Interest Expenses                              0      (1,720)            0       (3,440)
                                        ----------  ----------    ----------   ----------
  Total Other Income (Expenses)                 16      (1,720)          170       (3,440)
                                        ----------  ----------    ----------   ----------
INCOME (LOSS) BEFORE TAXES                  (3,706)     (5,856)       (2,627)     (10,541)

PROVISION FOR INCOME TAXES                       0           0           800          800
                                        ----------  ----------    ----------   ----------
NET INCOME (LOSS)                           (3,706)     (5,856)       (3,427)     (11,341)

ACCUMULATED DEFICITS
  Beginning Balance                       (790,850)   (777,695)     (791,129)    (772,210)
  Prior Year Adjustments                         0      (1,312)            0       (1,312)
                                        ----------  ----------    ----------   ----------
  Ending Balance                        $ (794,556) $ (784,863)   $ (794,556)  $ (784,863)
                                        ==========  ==========    ==========   ==========
Net Income (Loss) per share             $    (0.00) $    (0.00)   $    (0.00)  $    (0.00)
                                        ==========  ==========    ==========   ==========
Weighted Average number of shares       67,259,301  63,944,251    65,601,776   63,944,251
                                        ==========  ==========    ==========   ==========


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                          STATEMENTS OF CASH FLOWS
              For the six months ended June 30, 2000 and 1999


                                               2000                1999
                                           -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                        $      (3,427)    $       (11,341)
  Adjustment to reconcile net income to
   net cash provided by operating
   activities
    Depreciation                                     115                 179
    Prior Year Adjustment                              0              (1,312)
  (Increase) Decrease in:
    Accounts Receivable                            1,302                (348)
    Inventory                                      3,575                 180
  Increase (Decrease) in:
    Accounts Payable                              (2,291)              2,767
    Accrued Expenses                                (294)              3,123
    Income Taxes Payable                             800                   0
                                           -------------     ---------------
  Net Cash Provided (Used) by Operating
    Activities                                      (220)             (6,752)
                                           -------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES                   0                   0
                                           -------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Stockholder subscriptions received                   0               5,000
                                           -------------     ---------------
  Net Cash Provided (Used) by Financing
    Activities                                         0               5,000
                                           -------------     ---------------
NET INCREASE (DECREASE)IN CASH                      (220)             (1,752)

CASH AT BEGINNING OF PERIOD                        1,015               2,916
                                           -------------     ---------------
CASH AT END OF PERIOD                      $         795     $         1,164
                                           =============     ===============
SUPPLEMENTARY DISCLOSURES:
 Cash paid for:
  Interest Paid                            $           0     $             0
                                           =============     ================
  Income Taxes                             $           0     $         1,600
                                           =============     ================


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
                For The Six Months Ended June 30, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information
-----------------------------------
In the opinion of the management of Age Research, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial positions as of June 30, 2000 and 1999, and the results of operations for the three and six months then ended, and cash flows for the six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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

Accounts Receivable
-------------------
The Company has not established an allowance for doubtful accounts and does not use reserve method for recognizing bad debts. Bad debts are treated as direct write-offs in the period management determines that collection is not probable. There was no bad debt expense for the six months ended June 30, 2000 and 1999.

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

Depreciation expense was $115 and $179 for the six months ended June 30, 2000 and 1999, respectively.

                            AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
              For The Six Months Ended June 30, 2000 and 1999

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

NOTE 3 - COMMON STOCK

On December 13, 1999, the Board of Directors approved to convert notes payable of $96,602 plus accrued interest of $36,000 into 3,315,050 shares of the Company's common stock. The transaction was recorded as paid-in capital in 1999. In April 2000, all 3,315,050 shares was issued.

NOTE 4- GOING CONCERN

The accompanying financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company has accumulated deficit of $794,556 as of June 30, 2000, which is due to significant operating losses in past several years.

Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company's continued existence depends on its ability to meet its financial requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Three and Six Month Periods Ended June 30, 2000 compared to 1999
----------------------------------------------------------------
Revenues and Costs of Sales. For the three month period ended June 30, 2000, the Registrant had revenues of $3,643 with cost of sales of $2,972, or approximately 81.6% of revenues, for a gross profit of $671, compared to the prior year's revenues for the same period of $6,307 with cost of sales of $1,882, or approximately 29.8% of revenues, for a gross profit of $4,425. For the six month period ended June 30, 2000, the Registrant had revenues of $7,232 with cost of sales of $3,575, or approximately 49.4% of revenues, for a gross profit of $3,657, compared to the prior year's revenues for the same period of $11,604 with cost of sales of $3,462, or approximately 29.8% of revenues, for a gross profit of $8,142. The decrease in sales and the decrease in gross profit are directly attributed to reductions in marketing efforts and reduction in cost margins associated with low volume sales.

General and Administrative Expense. Total operating expenses for three and six month periods ended June 30, 2000 and 1999 were $4,393 and $6,454, respectively, compared to $8,561 and 15,243 for the same periods in 1999.
The reduction in general and administrative expenses during the recent period is attributed to a reduction in legal and professional fees during the current fiscal year periods as compared to the prior year periods, where the Registrant incurred increased expenses associated the preparing and filing its general form of Registration Statement on Form 10SB with the Securities and Exchange Commission. The net loss from operations for the three and six month periods ended June 30, 2000 was $3,722 and $2,797, respectively, compared to net loss of $4,136 and $7,101 for the corresponding periods in fiscal year 1999.

Liquidity and Capital Resources
-------------------------------
Historically, the Company has financed its operations through a combination of cash flow derived from operations and debt and equity financing. At June 30, 2000, the Company had a working capital of $2,786 based on current assets of $6,131 and current liabilities of $3,345.

The Registrant's accompanying financial statements have been presented on the basis that the Company is a going concern because the Registrant has an accumulated deficit of $794,556 at June 30, 2000, which is due to significant operating losses in past several years. The Registrant's management is actively seeking additional financing to increase marketing efforts to increase revenues.

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

                          PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS
     None.

                        ITEM 2.  CHANGES IN SECURITIES

     On December 13, 1999, the Board of Directors approved a resolution providing for the conversion of notes payable to the Company in the principal amount of $96,602 plus accrued interest of $36,000 into 3,315,050 shares of the Company's common stock. For accounting purposes the transaction was recorded as paid-in capital in 1999. The 3,315,050 shares were issued during April 2000.

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

                                      Age Research, Inc.


Dated: August 4, 2000                 By:/S/Richard F. Holt, President