Form 10QSB
period 2000-09-30
AGE RESEARCH INC
filed 2000-11-08
CIK 822370

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 2000

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

(1)  Yes [X]   No [ ]    (2)  Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           67,259,301
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of Sepember 30, 2000

                        ITEM 1. FINANCIAL STATEMENTS

                              AGE RESEARCH, INC.
                                 BALANCE SHEET
                         September 30, 2000 and 1999

                                    ASSETS

                                                       2000           1999
                                                    -----------   -----------
Current Assets
  Cash                                              $     1,578   $     1,239
  Accounts Receivable                                     1,960         2,146
  Inventory                                               2,857         6,460
                                                    -----------   -----------
    Total Current Assets                                  6,395         9,845
                                                    -----------   -----------
Property and Equipment
  Furniture and Fixtures                                  5,560         5,560
  Machinery and Equipment                                 1,794         1,794
                                                    -----------   -----------
                                                          7,354         7,354
  Less: Accumulated Depreciation                         (7,231)       (6,969)
                                                    -----------   -----------
    Total Property and Equipment                            123           385
                                                    -----------   -----------
TOTAL ASSETS                                        $     6,518   $    10,230
                                                    ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable                                   $     2,993   $     1,850
 Accrued Expense                                            291           377
 Accrued Interest                                             0        32,220
 Income Taxes Payable                                         0           800
                                                    -----------   -----------
    Total Current Liabilities                             3,284        35,247
                                                    -----------   -----------
Long-Term Liabilities
  Due to Stockholders                                         0        96,602
                                                    -----------   -----------
    Total Liabilities                                     3,284       131,849
                                                    -----------   -----------
Stockholders' Equity
 Common stock, $.001 par value, 100,000,000
  shares authorized and 67,259,301 shares issued
  and outstanding in 2000 and 63,944,251 shares
  in 1999                                                67,259        63,944
 Paid-in Capital                                        730,264       600,977
 Accumulated Deficit                                   (794,289)     (786,540)
                                                    -----------   -----------
    Total Stockholders' Equity (Deficits)                 3,234      (121,619)
                                                    -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     6,518   $    10,230
                                                    ===========   ===========


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                 STATEMENT OF INCOME AND ACCUMULATED DEFICIT
       For the three and nine months ended September 30, 2000 and 1999


                                          Three Months ended        Six Months ended
                                            September 30,             September 30,
                                           2000        1999          2000         1999
                                        ----------  ----------    ----------   ----------
SALES                                   $    3,863  $    3,276    $   11,095   $   14,880

COST OF SALES                                  520         880         4,095        4,342
                                        ----------  ----------    ----------   ----------
GROSS PROFIT                                 3,343       2,396         7,000       10,538

OPERATING EXPENSES                           3,092       2,353         9,546       17,596
                                        ----------  ----------    ----------   ----------
INCOME (LOSS) FROM OPERATIONS                  251          43        (2,546)      (7,058)
                                        ----------  ----------    ----------   ----------
OTHER INCOME (EXPENSES)
  Interest Income                                3           0             8            0
  Other Income                                  13           0           178            0
  Interest Expenses                              0      (1,720)            0       (5,160)
                                        ----------  ----------    ----------   ----------
  Total Other Income (Expenses)                 16      (1,720)          186       (5,160)
                                        ----------  ----------    ----------   ----------
INCOME (LOSS) BEFORE TAXES                     267      (1,677)       (2,360)     (12,218)

PROVISION FOR INCOME TAXES                       0           0           800          800
                                        ----------  ----------    ----------   ----------
NET INCOME (LOSS)                              267      (1,677)       (3,160)     (13,018)

ACCUMULATED DEFICITS
  Beginning Balance                       (794,556)   (784,863)     (791,129)    (772,210)
  Prior Year Adjustments                         0           0             0       (1,312)
                                        ----------  ----------    ----------   ----------
  Ending Balance                        $ (794,289) $ (786,540)   $ (794,289)  $ (786,540)
                                        ==========  ==========    ==========   ==========
Net Income (Loss) per share             $     0.00  $    (0.00)   $    (0.00)  $    (0.00)
                                        ==========  ==========    ==========   ==========
Weighted Average number of shares       67,259,301  63,944,251    66,154,284   63,944,251
                                        ==========  ==========    ==========   ==========


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                          STATEMENTS OF CASH FLOWS
            For the Nine months ended September 30, 2000 and 1999


                                               2000                1999
                                           -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                        $      (3,160)    $       (13,018)
  Adjustment to reconcile net income to
   net cash provided by operating
   activities
    Depreciation                                     173                 269
    Prior Year Adjustment                              0              (1,312)
  (Increase) Decrease in:
    Accounts Receivable                            1,301                 357
    Inventory                                      4,095                 369
  Increase (Decrease) in:
    Accounts Payable                              (1,623)               (799)
    Accrued Expenses                                (223)              4,957
    Income Taxes Payable                               0                   0
                                           -------------     ---------------
  Net Cash Provided (Used) by Operating
    Activities                                       563              (9,177)
                                           -------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES                   0                   0
                                           -------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Stockholder subscriptions received                   0               7,500
                                           -------------     ---------------
  Net Cash Provided (Used) by Financing
    Activities                                         0               7,500
                                           -------------     ---------------
NET INCREASE (DECREASE)IN CASH                       563              (1,677)

CASH AT BEGINNING OF PERIOD                        1,015               2,916
                                           -------------     ---------------
CASH AT END OF PERIOD                      $       1,578     $         1,239
                                           =============     ===============
SUPPLEMENTARY DISCLOSURES:
 Cash paid for:
  Interest Paid                            $           0     $             0
                                           =============     ================
  Income Taxes                             $         800     $         1,600
                                           =============     ================


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
           For The Nine Months ended September 30, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information
-----------------------------------
In the opinion of the management of Age Research, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial positions as of September 30, 2000 and 1999, and the results of operations for the three and nine months then ended, and cash flows for the nine months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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

Revenue Recognition
-------------------
Revenue from sales is recognized when the products are shipped.

Cash Equivalents
----------------
For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Accounts Receivable
-------------------
Management of the Company considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. There was no bad debt expense for neither for 2000 nor 1999.

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

                            AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
           For The Nine Months Ended September 30, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation expense was $173 and $269 for the nine months ended September 30, 2000 and 1999, respectively.

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

NOTE 3 - COMMON STOCK TRANSACTIONS

On December 13, 1999, the Board of Directors approved to convert notes payable of $96,602 plus accrued interest of $36,000 into 3,315,050 shares of the Company's common stock. The transaction was recorded as paid-in capital in 1999. In April 2000, all 3,315,050 shares was issued.

NOTE 4- GOING CONCERN

The accompanying financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company has accumulated deficit of $794,289 as of September 30, 2000, which is due to significant operating losses in past several years.

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

Three and Nine Month Periods Ended September 30, 2000 compared to 1999
----------------------------------------------------------------------
Revenues and Costs of Sales. For the three month period ended September 30, 2000, the Registrant had revenues of $3,863 with cost of sales of $520, for a gross profit of $3,343, compared to the prior year's revenues for the same period of $3,276 with cost of sales of $880, for a gross profit of $2,396. For the nine month period ended September 30, 2000, the Registrant had revenues of $11,095 with cost of sales of $4,095, for a gross profit of $7,000, compared to the prior year's revenues for the same period of $14,880 with cost of sales of $4,342, for a gross profit of $10,538. The decrease in sales and the decrease in gross profit are directly attributed to reductions in marketing efforts and reduction in cost margins associated with low volume sales.

General and Administrative Expense. Total operating expenses for three and nine month periods ended September 30, 2000 and 1999 were $3,092 and $9,546, respectively, compared to $2,353 and 17,596 for the same periods in 1999.
The reduction in general and administrative expenses during the recent period is attributed to a reduction in legal and professional fees during the current fiscal year periods as compared to the prior year periods, where the Registrant incurred increased expenses associated the preparing and filing its general form of Registration Statement on Form 10SB with the Securities and Exchange Commission. Net income (loss) for the three and nine month periods ended September 30, 2000 was $267 and $(1,677) respectively, compared to net (loss) of $(3,160) and $(13,018) for the corresponding periods in fiscal year 1999.

Liquidity and Capital Resources
-------------------------------
Historically, the Company has financed its operations through a combination of cash flow derived from operations and debt and equity financing. At September 30, 2000, the Company had a working capital surplus of $3,111 based on current assets of $6,518 and current liabilities of $3,284.

The Registrant's accompanying financial statements have been presented on the basis that the Company is a going concern because the Registrant has an accumulated deficit of $794,289 at September 30, 2000, which is due to significant operating losses in past several years. The Registrant's management is actively seeking additional financing to increase marketing efforts to increase revenues.

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

                                      Age Research, Inc.


Dated: November 7, 2000               By:/S/Richard F. Holt, President