Form 10KSB
period 2000-12-31
AGE RESEARCH INC
filed 2001-04-02
CIK 822370

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2000
                                     -----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

                   Commission File Number          0-26285
                                                   -------
                              AGE RESEARCH, INC.
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

         DELAWARE                            87-0419387
- ------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

31103 Rancho Viejo Road, #2102, San Juan Capistrano, CA     92675
- -------------------------------------------------------  ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (800) 597-1970
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
- ------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001
- ------------------------------
(Title of class)

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

  State issuer's revenues for its most recent fiscal year:  $14,257

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  The market value of shares held by nonaffiliates is $1,337,443 based on the bid price of $0.03 per share at March 15, 2001.

  As of March 15, 2000, the Company had 67,259,301 shares of common stock issued and outstanding.

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


                      ITEM 2. DESCRIPTION OF PROPERTIES

The Company currently leases an approximately 400 square foot office/warehouse facility at 26411 Via De Anza, San Juan Capistrano, California, for $243 per month on a month-to-month basis.

                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.


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
                                              High Bid      Low Bid
                                              --------      -------
Fiscal Year Ended December 31, 2000
- -----------------------------------
First, Second, Third, and Fourth Quarter        .06           .03

Fiscal Year Ended December 31, 1999
- -----------------------------------
First, Second, Third and Fourth Quarter         N/A           N/A


At March 15, 2000, the bid and ask price for Company's Common Stock as quoted on the OTC Bulletin Board was $0.03 and $0.03, respectively.

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 15, 2001, the Company had approximately 275 shareholders of record based on information provided by the Company's transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
- ---------------------
Year ended December 31, 2000 Compared to December 31, 1999
- ----------------------------------------------------------
Revenues and Costs of Sales. For the fiscal year ended December 31, 2000, the Company had sales of $14,257, with cost of sales of $5,776, for a gross profit of $8,481, as compared to the fiscal year ended December 31, 1999 in which the Company had sales of $19,519, with cost of sales of $5,111, for a gross profit of $14,408. Sales declined due to the lack of any marketing program. Cost of sales increased as a percentage of total sales thus reducing gross profit, but management believes that such sales costs have been reduced to a minimum
already and cannot be decreased further.   Management believes that for the
Company to have any significant increase in sales volume the Company will require substantial expenditures in advertising.

General and Administrative Expense. Total operating expenses for 2000 were $15,553, compared to total operating expenses for 1999 of $22,753. The expenses in 2000 are primarily attributable to the preparation and filing of periodic reports under Section 13 and/or 15(d) of the Exchange Act. The higher expenses in 1999 were attributed primarily to legal and professional expenses incurred in preparation for the Form 10SB as well as periodic reports under
Section 13 and/or 15(d) of the Exchange Act. The net loss from operations for 2000 was $7,861 compared to net loss from operations for 1999 of $18,919.

Liquidity and Capital Resources
- -------------------------------
Historically, the Company has financed its operations through a combination of cash flow derived from operations and debt and equity financing. At December 31, 2000, the Company had a working capital deficit of $1,532 based on current assets of $4,812 consisting of cash $1,823; accounts receivable of $1,813; and inventory of $1,176; and current liabilities $6,344, consisting of accounts payable of $5,944 and accrued expenses of $400. During the year ended December 31, 1999, the Company was able to convert $132,602 in amounts due stockholders in exchange for 3,15,050 shares of the Company's common stock. The stock was issued in year 2000 and the transaction was recorded as paid-in capital in 1999.

Based on its current marketing program and sales, it is clear that the Company will have to increase its sales volume significantly in order to have profitable operations. At this time, however, the Company does not have any working capital to expand its marketing efforts.

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


                            PART III
    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of the Company's executive officers and directors and the positions held by each of them are set forth below:

Name                                       Position
- ----                                       --------
Richard F. Holt                          President and Director
Wendy E. Holt                            Vice President and Director

The term of office of each director is one year and until his or her successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Biographical Information
- ------------------------
Set forth below is certain biographical information with respect to each of the Company's officers and directors.

Richard F. Holt, age 60, has been president and director of the Company since August 1995. In 1963, Mr. Holt graduated from Stanford University with a Bachelor of Science degree. Mr. Holt earned an MBA from UCLA School of Business in 1968. From 1969 to 1985, Mr. Holt was the CEO of Modulearn, Inc., and Micro General, Inc. From 1985 until 1995, when he became president of the Company, Mr. Holt worked independently as an investor.

Wendy E. Holt, age 28, was appointed vice-president and director of the Company in April 2000. Ms. Holt is a graduate of UCLA and works for Tricon Food Services as a creator and implementor of internet functions in the Human Resources department.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
- -------------------------------------------------
The Company believes that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports have been timely filed.

                     ITEM 10.  EXECUTIVE COMPENSATION

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. Except as noted below, the Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 2000, 1999 and 1998, nor at any time during 2000, 1999 or 1998. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors may be compensated for services provided to the Company. As of the date hereof, no person has accrued any compensation from the Company.

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2000, the end of the Company's last completed fiscal year):

                          SUMMARY COMPENSATION TABLE

                                                         Long Term Compensation
                                                        ----------------------
                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
- ------------------ ----  ------   -------- ------------ ------   -------  ------  ------------
Richard F. Holt     2000  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
President           1999  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
                    1998  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-


Options/SAR Grants in Last Fiscal Year

     None.

Bonuses and Deferred Compensation

     None.

Compensation Pursuant to Plans

     None.

Pension Table

     Not Applicable.

Other Compensation

     None.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth the number of shares of the Company's
Common Stock, par value $0.001, held by each person who is believed to be the beneficial owner of 5% or more of the 67,259,301 shares of the Company's common stock outstanding at March 15, 2001, based on the Company's transfer agent's list, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

Title of   Name and Address          Amount and Nature of            Percent
Class      Of Beneficial Owner       Beneficial Ownership            of Class
- --------   -------------------      ---------------------            --------
Common     Mark A. Scharmann         4,605,000     Direct              6.85
           1661 Lakeview Circle          3,200   Indirect(1)           0.01
           Ogden, UT  84403

Common     Wendy E. Holt (2)         5,000,000     Direct              7.43
           205 1/2 Agate Street
           Balboa Island, CA 92662

Common     Richard B. Holt (3)       5,400,000     Direct              8.03
           24382 Antilles Way
           Dana Point, CA  92629

Common     Jean Armstrong,           8,026,050     Direct             11.93
           P.O. Box 6743
           Pine MTN. Club, CA 93222

Common     Eldridge D. Huntington    6,000,000     Direct              8.92
           5314 Anaheim Road
           Long Beach, CA 90815

Common     Richard F. Holt,          9,601,833     Direct             14.27
           1 Strawberry Lane            50,000   Indirect(4)           0.07
           San Juan Capistrano, CA 92675

Officers and Directors
- ----------------------
Common     Richard F. Holt,         ---- see above ----
           President/director

Common     Wendy E. Holt (2)        ---- see above ----
           Vice-president/director

All Officers, Directors,
 as a Group (2 Persons)             14,601,833     Direct             21.71
                                        50,000   Indirect              0.07
                                    ==========                        =====
- -----------------------
(1) Shares held of record by Troika Capital Investments, a company controlled by Mark Scharmann.
(2) Wendy E. Holt is the adult daughter of Richard F. Holt.
(3) Richard B. Holt is the adult son of Richard F. Holt.
(4) Shares held of record by Richard F. Holt's spouse.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During December 1999, directors holding notes agreed to convert an aggregate of $96,602 in principal debt and $36,000 in accrued interest into 3,315,050 shares of the Company's common stock. The shares were issued in year 2000 and were recorded as paid-in capital in 1999. See Note 4 to the Financial Statements.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
- -----------------                                                         ----
Independent Auditors' Report of Harold Y. Spector,
 Certified Public Accountant                                                9
Balance Sheet as of December 31, 2000 and 1999                             10
Statements of Operations for the years ended
 December 31, 2000 and 1999                                                11
Statements of Changes in Stockholders' Equity for the years ended
 December 31, 2000 and 1999                                                12
Statements of Cash Flows for the years ended December 31, 2000 and 1999    13
Notes to Financial Statements                                              14

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  None.


 (b) REPORTS ON FORM 8-K.  None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Date: March 15, 2001                  By /S/ Richard F. Holt, President and
                                             Director

                           Harold Y. Spector
                       Certified Public Accountant
                     80 South Lake Avenue, Suite 723
                       Pasadena, California 91101


                      Independent Auditor's Report

To the Board of Directors and Stockholders of Age Research, Inc.

I have audited the accompanying balance sheet of Age Research, Inc.(a Delaware Corporation), as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Age Research, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company's significant operating losses raises substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters are also described in Note 9. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Harold Y. Spector
Pasadena, CA
March 2, 2001

                              AGE RESEARCH, INC.
                                 BALANCE SHEET
                               December 31, 2000

                                    ASSETS


Current Assets
  Cash                                              $     1,823
  Accounts Receivable                                     1,813
  Inventory                                               1,176
                                                    -----------
    Total Current Assets                                  4,812
                                                    -----------
Property and Equipment
  Furniture and Fixtures                                  5,560
  Machinery and Equipment                                 1,794
                                                    -----------
                                                          7,354
  Less: Accumulated Depreciation                         (7,289)
                                                    -----------
    Total Property and Equipment                             65
                                                    -----------
TOTAL ASSETS                                        $     4,877
                                                    ===========


                   LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable                                  $     5,944
  Accrued Expenses                                          400
                                                    -----------
    Total Current Liabilities                             6,344
                                                    -----------
Long-Term Liabilities                                         0
                                                    -----------
    Total Liabilities                                     6,344
                                                    -----------

Stockholders' Equity
 Common stock, $.001 par value, 100,000,000
  shares authorized and 67,259,301 shares
  issued and outstanding                                 67,259
 Paid-in Capital                                        730,264
 Accumulated Deficit                                   (798,990)
                                                    -----------

    Total Stockholders' Deficit                          (1,467)
                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     4,877
                                                    ===========



The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                           STATEMENT OF OPERATIONS
                For the years ended December 31, 2000 and 1999


                                               2000                1999
                                           -------------     ----------------
SALES                                      $      14,257               19,519

COST OF SALES - Schedule A                         5,776                5,111
                                           -------------     ----------------

GROSS PROFIT                                       8,481               14,408

OPERATING EXPENSES                                15,553               23,635
                                           -------------     ----------------
INCOME (LOSS) FROM OPERATIONS                     (7,072)              (9,227)
                                           -------------     ----------------
OTHER INCOME (EXPENSES)
  Interest Income                                     11                    7
  Interest Expenses                                    0               (8,899)
                                           -------------     ----------------
   Total Other Income (Expenses)                      11               (8,892)
                                           -------------     ----------------

NET LOSS BEFORE TAXES                             (7,061)             (18,119)

PROVISION FOR INCOME TAXES                           800                  800
                                           -------------     ----------------
NET LOSS                                          (7,861)             (18,919)
                                           =============     ================


NET LOSS PER SHARE                         $       (0.00)    $          (0.00)
                                           =============     ================

WEIGHTED AVERAGE NUMBER OF SHARES             66,706,793           63,944,251
                                           =============     ================

The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                For The Years Ended December 31, 2000 and 1999

                                                                        Paid
                                                  Common                 in         Accumulated
                                          Shares           Stock        Capital       Deficit         Total
                                        ------------   ------------  ------------   ------------   ------------

Balance at December 31, 1998              63,994,251   $     63,994  $    593,477   $   (772,210)  $   (114,789)

Proceeds from stock subscription
 receivable                                                                 7,500                         7,500

Conversion of Debt                                                        132,602                       132,602

Net Loss                                                                                 (18,919)       (18,919)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 1999              63,994,251   $     63,944  $    733,579   $   (791,129)  $      6,394

Issuance of stock for debt                 3,315,050          3,315        (3,315)                            0

Net Loss                                                                                  (7,861)        (7,861)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2000              67,259,301   $     67,259  $    730,264   $   (798,990)  $     (1,467)
                                        ============   ============  ============   ============   ============


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                          STATEMENTS OF CASH FLOWS
                For the years ended December 31, 2000 and 1999

                                                2000               1999
                                           -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                        $      (7,861)    $        (18,919)
  Adjustment to reconcile net income to
   net cash provided by operating
   activities
    Depreciation                                     231                  358
  (Increase) Decrease in:
    Accounts Receivable                            1,448                 (758)
    Inventory                                      5,776                 (123)
  Increase (Decrease) in:
    Accounts Payable                               1,328                1,967
    Accrued Expenses                                (114)               8,074
                                           -------------     ----------------
  Net Cash Provided (Used) by Operating
    Activities                                       808               (9,401)
                                           -------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                   0                    0
                                           -------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stocks                     0                7,500
                                           -------------     ----------------
  Net Cash Provided (Used) by Financing
    Activities                                         0                7,500
                                           -------------     ----------------

NET INCREASE (DECREASE)IN CASH                       808               (1,901)

CASH AT BEGINNING OF YEAR                          1,015                2,916
                                           -------------     ----------------
CASH AT END OF YEAR                        $       1,823     $          1,015
                                           =============     ================
SUPPLEMENTARY DISCLOSURES:
 Cash paid for:
  Interest paid                            $           0     $              0
                                           =============     ================

  Income Tax Paid                          $         800     $            800
                                           =============     ================

Noncash investing and financing activities:

In 2000, the Company issued 3,315,050 shares of stock to complete 1999 debt conversion.

In 1999, conversion of notes payable of $96,602 and accrued interest of $36,000 into equity.

The accompanying notes are an integral part of these financial statements.

PAGE> 14
                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
                For The Years Ended December 31, 2000 and 1999

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates
- ----------------
In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition
- -------------------
Revenue from sales is recognized when the products are shipped.

Cash and Cash Equivalents
- -------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid investments with of maturity of three months or less to be cash equivalents.

Accounts Receivable
- -------------------
Management of the Company considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. Bad debt expense for years ended December 31, 2000 and 1999 was $116 and $442, respectively.

Inventories
- -----------
Inventories consist of products already packaged and ready for shipments to customers, and are stated at cost, using the first-in, first-out method.

In 2000 and 1999, the Company wrote off obsolete inventory of $1,333 and $956, respectively. Both losses were charged to cost of goods sold.

                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
                For The Years Ended December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
- ----------------------
Property and Equipment are stated at cost. Depreciation is computed over their estimated useful lives using straight-line method for financial reporting, and accelerated methods for tax reporting, therefore, temporary differences exist. Expenditures for major renewals and betterment that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation expense was $231 and $358 for the years ended December 31, 2000 and 1999, respectively.

Income Taxes
- ------------
The Company accounts income taxes in accordance with Financial Accounting standards Board Statement No. 109. "Accounting For Income Taxes" (SFAS No.
109). SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

Reclassification
- ----------------
Certain reclassification have been made to the 1999 financial statements to conform with the 2000 financial statement presentation. Such reclassification had no effect on net loss as previously reported.

Recent Accounting Pronouncement
- -------------------------------
In June 1988, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The Company currently does not use derivative financial products for hedging or speculative purposes and as a result does not anticipate any impact on the Company's financial statements.

In September 2000, the Emerging Issues Task Force (EITF) reach a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has classified shipping charges to customers as revenue. With respect to the classification of costs related to the shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. It also determined that if such costs are significant and are not included in cost of sales, a company should disclose both the amount(s) of such costs and the line items(s) on the income statement that include them. The Company historically has included inbound shipping charges in cost of sales and classified outbound shipping charges as operating expenses. For years ended December 31, 2000 and 1999, the outbound shipping charges included as operating expenses were $1,249 and $1,779, respectively.

                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
                For The Years Ended December 31, 2000 and 1999

NOTE 3 - SUBSIDIARY

The Company has a wholly-owned subsidiary, Evergreen Skin Care Centers of America, Inc. which is inactive with no assets and liabilities, and has no activity either in 2000 or 1999.

NOTE 4 - COMMON STOCK TRANSACTIONS

On December 13, 1999, the Board of Directors approved to convert notes payable of $96,602 plus accrued interest of $36,000 into 3,315,050 shares of the Company's common stock. The transaction was recorded as paid-in capital in 1999. In March 2000, all 3,315,050 shares were issued.

NOTE 5 - INCOME TAXES

Provision for income tax for years ended December 31, 2000 and 1999 consisted of $800 minimum state franchise tax each year.

As of December 31, 2000, the Company has net operating losses carryforwards, approximately, of $719,640 to reduce future taxable income. To the extent not
utilized, the loss carryforwards will begin to expire in 2001.   The Company's
ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 5 - INCOME TAXES (CONTINUED)

The deferred net tax assets consist of the following at December 31:

                                             2000             1999
                                          -----------    -------------
Net Operating Loss Carryforwards          $   107,946    $     106,778
Depreciation                                       (6)             (20)
Valuation Allowance                          (107,940)        (106,758)
                                          -----------    -------------
Net deferred tax assets                   $         0    $           0
                                          ===========    =============

NOTE 6 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share was $0.00 for both years ended December 31, 2000 and 1999. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items in the Company.

NOTE 7 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the subsidiary did not have any assets and operations in 2000 or 1999, and all income are derived from the Company, accordingly, detailed information of the reportable segment is not presented.

                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
                For The Years Ended December 31, 2000 and 1999

NOTE 8 - LEASES

The Company leases a warehouse facility for $234 per month on a month-to-month basis. Rent expense for 2000 and 1999 was $2,785 and $2,896, respectively.

NOTE 9 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company is going concerns. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company incurred net losses of $7,864 and $18,919 in 2000 and 1999, respectively, and as of December 31, 2000, the Company had an accumulated deficit of $798,993.

Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.