Form 10QSB
period 2001-03-31
AGE RESEARCH INC
filed 2001-05-22
CIK 822370

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 2001

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

(1)  Yes [X]   No [ ]    (2)  Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           67,259,301
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2001

                        ITEM 1. FINANCIAL STATEMENTS

                              AGE RESEARCH, INC.
                           BALANCE SHEET (Unaudited)
                              March 31, 2001

                                    ASSETS

Current Assets
 Cash                                               $       467
 Accounts Receivable                                      1,400
 Inventory                                                  835
                                                    -----------
    Total Current Assets                                  2,702
                                                    -----------
Property and Equipment
 Furniture and Fixtures                                   5,560
 Machinery and Equipment                                  1,794
                                                    -----------
                                                          7,354
 Less: Accumulated Depreciation                          (7,305)
                                                    -----------
    Total Property and Equipment                             49
                                                    -----------
TOTAL ASSETS                                        $     2,751
                                                    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable and Accrued Expenses              $     7,100
 Income Taxes Payable                                     2,535
                                                    -----------
    Total Current Liabilities                             9,635
                                                    -----------
Stockholders' Deficit
 Common stock, $.001 par value, 100,000,000
  shares authorized, 67,259,301 shares
  issued and outstanding                                 67,259
 Paid-in Capital                                        730,264
 Accumulated Deficit                                   (804,407)
                                                    -----------
    Total Stockholders' Deficit                          (6,884)
                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $     2,751
                                                    ===========



The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                     STATEMENTS OF OPERATIONS (Unaudited)

                                              For the three months ended
                                                       March 31,
                                               2001                2000
                                           -------------     --------------
SALES                                      $       2,122     $        3,589

COST OF SALES                                        341                603
                                           -------------     --------------
GROSS PROFIT                                       1,781              2,986

OPERATING EXPENSES                                 6,452              2,061
                                           -------------     --------------
INCOME (LOSS) FROM OPERATIONS                     (4,671)               925

OTHER INCOME                                          54                154
                                           -------------     --------------
NET INCOME (LOSS) BEFORE TAXES                    (4,617)             1,078

PROVISION FOR INCOME TAXES                           800                800
                                           -------------     --------------
NET INCOME (LOSS)                          $      (5,417)    $          279
                                           =============     ==============

EARNINGS (LOSS) PER SHARE -
 BASIC AND DILUTED                         $       (0.00)    $        (0.00)
                                           =============     ==============

WEIGHTED AVERAGE NUMBER OF SHARES             67,259,301         63,944,251
                                           =============     ==============





The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                              For the three months ended
                                                       March 31,
                                               2001                2000
                                           -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                        $      (5,417)               279
  Adjustment to reconcile net income to
   net cash provided by operating
   activities
    Depreciation                                      16                 90
  (Increase) Decrease in:
    Accounts Receivable                              413              1,364
    Inventory                                        341                603
   Increase (Decrease)in:
    Accounts Payable and Accrued Expenses            756             (3,243)
    Income Taxes Payable                           2,535                800
                                           -------------     --------------
  Net Cash Used in Operating Activities           (1,356)              (107)
                                           -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES                -                  -
                                           -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES                -                  -
                                           -------------     --------------

NET DECREASE IN CASH                              (1,356)              (107)

CASH AT BEGINNING OF PERIOD                        1,823              1,105
                                           -------------     --------------

CASH AT END OF PERIOD                      $         467                908
                                           =============     ==============
SUPPLEMENTARY DISCLOSURES:

  Interest Paid                            $        -        $         -
                                           =============     ==============
  Income Taxes                             $        -        $         -
                                           =============     ==============


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information
-----------------------------------
In the opinion of the management of Age Research, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial positions as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

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


NOTE 2 - SUBSIDIARY

The Company has a wholly-owned subsidiary, Evergreen Skin Care Centers of America, Inc. which is inactive with no assets and liabilities, and has no activity either in 2001 or 2000.


NOTE 3 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company has an accumulated deficit of $804,407 as of March 31, 2001, which is due to significant operating losses in the past several years.

Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company's continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations
---------------------
Three Month Period Ended March 31, 2001 compared to 2000
--------------------------------------------------------
Revenues and Costs of Sales. For the three month period ended March 31, 2001, the Company had revenues of $2,122 with cost of sales of $341, representing approximately 16.1% of revenues, for a gross profit of $1,781. For the three month period ended March 31, 2000, the Registrant had revenues of $3,589 with cost of sales of $603, or approximately 16.8% of revenues, for a gross profit of $2,986.

Operating Expenses. Total operating expenses for three month period ended March 31, 2001 were $6,452 compared to $2,061 for 2000. The increase in operating expenses during the recent period is attributed to increases in legal and professional fees. The net loss from operations for the three months ended March 31, 2001 was $4,671, compared to a net gain from operations of $925 for the three month period ended March 31, 2000.

Liquidity and Capital Resources
-------------------------------
Historically, the Company has financed its operations through a combination of cash flow derived from operations and debt and equity financing. At March 31, 2001, the Company had a working capital deficit of $6,933 based on current assets of $2,702 and current liabilities of $9,635.

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

     None.

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Age Research, Inc.


Dated: May 22, 2001                   By:/S/Richard F. Holt, President