Form 10QSB
period 2001-06-30
AGE RESEARCH INC
filed 2001-08-14
CIK 822370

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 2001

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

(1)  Yes [X]   No [ ]    (2)  Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           67,259,301
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 2001

                        ITEM 1. FINANCIAL STATEMENTS

                              AGE RESEARCH, INC.
                          BALANCE SHEET (Unaudited)
                                June 30, 2001

                                    ASSETS

                                                       2001
                                                    -----------
Current Assets
  Cash                                              $       643
  Accounts Receivable                                     1,782
  Inventory                                                 484
                                                    -----------
    Total Current Assets                                  2,909
                                                    -----------
Property and Equipment
  Furniture and Fixtures                                  5,560
  Machinery and Equipment                                 1,794
                                                    -----------
                                                          7,354
  Less: Accumulated Depreciation                         (7,321)
                                                    -----------
    Total Property and Equipment                             33
                                                    -----------
TOTAL ASSETS                                        $     2,942
                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable and Accrued Expenses              $     5,398
 Officers' Loan                                           5,000
                                                    -----------
    Total Current Liabilities                            10,398
                                                    -----------
Stockholders' Equity
 Common stock, $.001 par value, 100,000,000
  shares authorized, 67,259,301 shares issued
  and outstanding                                        67,259
 Paid-in Capital                                        730,264
 Accumulated Deficit                                   (804,979)
                                                    -----------
    Total Stockholders' Deficit                          (7,456)
                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     2,942
                                                    ===========


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                    STATEMENTS OF OPERATIONS (Unaudited)



                                          Three Months ended        Six Months ended
                                               June 30,                 June 30,
                                           2001        2000          2001         2000
                                        ----------  ----------    ----------   ----------
SALES                                   $    2,208  $    3,643    $    4,330   $    7,232

COST OF SALES                                  351       2,972           692        3,575
                                        ----------  ----------    ----------   ----------
GROSS PROFIT                                 1,875         671         3,638        3,657

OPERATING EXPENSES                           2,458       4,393         8,910        6,454
                                        ----------  ----------    ----------   ----------
LOSS FROM OPERATIONS                          (601)     (3,722)       (5,272)      (2,797)

OTHER INCOME                                    29          16            83          170
                                        ----------  ----------    ----------   ----------
NET LOSS BEFORE TAXES                         (572)     (3,706)       (5,189)      (2,627)

PROVISION FOR INCOME TAXES                       0           0           800          800
                                        ----------  ----------    ----------   ----------
NET LOSS                                $     (572)     (3,706)       (5,989)      (3,427)
                                        ==========  ==========    ==========   ==========
LOSS PER SHARE - BASIC AND DILUTED      $    (0.00) $    (0.00)   $    (0.00)  $    (0.00)
                                        ==========  ==========    ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES       67,259,301  67,259,301    67,259,301   65,601,776
                                        ==========  ==========    ==========   ==========


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                    STATEMENTS OF CASH FLOWS (Unaudited)

                                                 For Six Months Ended
                                               20001               2000
                                           -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                        $      (5,989)    $        (3,427)
  Adjustment to reconcile net income to
   net cash provided by operating
   activities
    Depreciation                                      32                 115
  (Increase) Decrease in:
    Accounts Receivable                               31               1,302
    Inventory                                        692               3,575
  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses           (946)             (2,585)
    Income Taxes Payable                               -                 800
                                           -------------     ---------------
  Net Cash Used in Operating Activities           (6,180)               (220)
                                           -------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES                   -                   -
                                           -------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Officers' Loan                     5,000                   -
                                           -------------     ---------------
  Net Cash Provided by Financing Activities        5,000                   -
                                           -------------     ---------------
NET DECREASEIN CASH                               (1,180)               (220)

CASH AT BEGINNING OF PERIOD                        1,823               1,015
                                           -------------     ---------------
CASH AT END OF PERIOD                      $         643     $           795
                                           =============     ===============
SUPPLEMENTARY DISCLOSURES:
  Interest Paid                            $           -     $             -
                                           =============     ===============
  Income Taxes                             $         800     $             -
                                           =============     ===============


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information
-----------------------------------
In the opinion of the management of Age Research, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial positions as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 20010 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

NOTE 2 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for three and six months ended June 30, 2001 and 2000 was $0.00 for all periods. Diluted net loss per share is the same as basic net loss per share due to the lack of dilution items in the Company.


                                          Three Months ended        Six Months ended
                                               June 30,                 June 30,
                                           2001        2000          2001         2000
                                        ----------  ----------    ----------   ----------
Numerator:
  Net Loss                              $     (572) $   (3,706)   $   (5,989)  $   (3,427)
                                        ----------  ----------    ----------   ----------
Denominator:
  Weighted Average Shares               67,259,301  67,259,301    67,259,301   65,601,776
                                        ==========  ==========    ==========   ==========
Basic and Diluted Net Loss Per Share    $    (0.00) $    (0.00)   $    (0.00)  $    (0.00)
                                        ==========  ==========    ==========   ==========


NOTE 3 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly trade company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 4 - RELATED PARTY TRANSACTION

As of June 30, 2001, the Company has a balance of $5,000 due to an officer. The note is unsecured and bears no interest.

                              AGE RESEARCH, INC.
          NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (Continued)

NOTE 5 GOING CONCERN

The accompanying financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company suffered losses of $5,989 and $3,427 for six months ended June 30, 2001 and 2000, and as of June 30, 2001, the Company had a working capital deficiency of $7,489 and a net worth deficit of $7,456.

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

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. The Company is including this cautionary statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

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

Three and Six Month Periods Ended June 30, 2001 compared to 2000
----------------------------------------------------------------
Revenues and Costs of Sales. For the three month period ended June 30, 2001, the Registrant had revenues of $2,208 with cost of sales of $351, or approximately 15.9% of revenues, for a gross profit of $1,857, compared to the prior year's revenues for the same period of $3,643 with cost of sales of $2,972, or approximately 81.6% of revenues, for a gross profit of $671. For the six month period ended June 30, 2001, the Registrant had revenues of $4,330 with cost of sales of $692, or approximately 16% of revenues, for a gross profit of $3,638, compared to the prior year's revenues for the same period of $7,232 with cost of sales of $3,575, or approximately 49.4% of revenues, for a gross profit of $3,657. The decrease in sales are directly attributed to reductions in marketing efforts associated by the Registrant.

General and Administrative Expense. Total operating expenses for three and six month periods ended June 30, 2001 were $2,458 and $8,910, compared to $4,393 and $6,454, for the same periods in 2000. The overall increase in general and administrative expenses during the six month period is attributed to an increase in legal and professional fees during the current fiscal year periods as compared to the prior year periods. The net loss from operations for the three and six month periods ended June 30, 2001 was $572 and $5,989, respectively, compared to net loss of $3,706 and $3,427 for the corresponding periods in fiscal year 2000.

Liquidity and Capital Resources
-------------------------------
Historically, the Company has financed its operations through a combination of cash flow derived from operations and debt and equity financing. At June 30, 2001, the Company had a working capital deficit of $7,489 based on current assets of $2,909 and current liabilities of $10,398.

The Registrant's accompanying financial statements have been presented on the basis that the Company is a going concern because the Registrant has an accumulated deficit of $804,979 at June 30, 2001, which is due to significant operating losses in past several years. The Registrant's management is actively seeking additional financing to increase marketing efforts to increase revenues.

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

The Registrant has been relying on the efforts of its President and controlling shareholder at no charge and does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. The Registrant is confident that it will be able to operate in this manner, however, it may need to search for new or alternative business opportunities in order to continue in operation. Accordingly, since the end of its most recent period, the Registrant has been exploring alternative business opportunities. The Registrant does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, in the future engage in essentially any business in any industry. Subsequent to June 30, 2001, the Registrant has begun negotiations with an unrelated entity to acquire certain assets and proprietary technology to the Registrant in exchange for the issuance of a controlling equity interest in the Registrant. The specific terms of the proposed transaction are still under negotiation.

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

                                      Age Research, Inc.


Dated: August 14, 2001                By:/S/Richard F. Holt, President