Form 10QSB
period 2001-09-30
AGE RESEARCH INC
filed 2001-11-14
CIK 822370

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 2001

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

(1)  Yes [X]   No [ ]    (2)  Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           67,259,301
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2001

                        ITEM 1. FINANCIAL STATEMENTS

                              AGE RESEARCH, INC.
                          BALANCE SHEET (Unaudited)
                             September 30, 2001

                                    ASSETS

                                                       2001
                                                    -----------
Current Assets
  Cash                                              $       209
  Accounts Receivable                                       762
  Inventory                                                 388
                                                    -----------
    Total Current Assets                                  1,359
                                                    -----------
Property and Equipment
  Furniture and Fixtures                                  5,560
  Machinery and Equipment                                 1,794
                                                    -----------
                                                          7,354
  Less: Accumulated Depreciation                         (7,338)
                                                    -----------
    Total Property and Equipment                             16
                                                    -----------
TOTAL ASSETS                                        $     1,375
                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable and Accrued Expenses              $     4,580
 Officers' Loan                                           5,000
                                                    -----------
    Total Current Liabilities                             9,580
                                                    -----------
Stockholders' Equity
 Common stock, $.001 par value, 100,000,000
  shares authorized, 67,259,301 shares issued
  and outstanding                                        67,259
 Paid-in Capital                                        730,264
 Accumulated Deficit                                   (805,728)
                                                    -----------
    Total Stockholders' Deficit                          (8,205)
                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     1,375
                                                    ===========


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                    STATEMENTS OF OPERATIONS (Unaudited)

                                        For Three Months Ended    For Nine Months Ended
                                             September 30,            September 30,
                                           2001        2000          2001         2000
                                        ----------  ----------    ----------   ----------

SALES                                   $      820  $    3,863    $    5,150   $   11,095

COST OF SALES                                   96         520           788        4,095
                                        ----------  ----------    ----------   ----------
GROSS PROFIT                                   724       3,343         4,362        7,000

OPERATING EXPENSES                           1,485       3,092        10,395        9,546
                                        ----------  ----------    ----------   ----------
INCOME (LOSS) FROM OPERATIONS                 (761)        251        (6,033)      (2,546)

INTEREST AND OTHER INCOME                       12          32            95          186
                                        ----------  ----------    ----------   ----------
NET INCOME (LOSS) BEFORE TAXES                (749)        283        (5,938)      (2,360)

PROVISION FOR INCOME TAXES                       -           -           800          800
                                        ----------  ----------    ----------   ----------
NET INCOME (LOSS)                       $     (749)        283        (6,738)      (3,160)
                                        ==========  ==========    ==========   ==========
INCOME (LOSS)
     PER SHARE - BASIC AND DILUTED      $    (0.00) $     0.00    $    (0.00)  $    (0.00)
                                        ==========  ==========    ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES       67,259,301  67,259,301    67,259,301   66,154,284
                                        ==========  ==========    ==========   ==========


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                    STATEMENTS OF CASH FLOWS (Unaudited)

                                               For the Nine Months Ended
                                                2001               2000
                                           -------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                 $      (6,738)    $        (3,160)
  Adjustment to reconcile net income to
   net cash provided by operating
   activities
    Depreciation                                      49                 173
  (Increase) Decrease in:
    Accounts Receivable                            1,051               1,301
    Inventory                                        788               4,095
  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses         (1,764)             (1,846)
                                           -------------     ---------------
  Net Cash provided by (used in)
   Operating Activities                           (6,614)                563
                                           -------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES                   -                   -
                                           -------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Officers' Loan                     5,000                   -
                                           -------------     ---------------
  Net Cash Provided by Financing Activities        5,000                   -
                                           -------------     ---------------
NET INCREASE (DECREASE) IN CASH                   (1,614)                563

CASH AT BEGINNING OF PERIOD                        1,823               1,015
                                           -------------     ---------------
CASH AT END OF PERIOD                      $         209     $         1,578
                                           =============     ===============
SUPPLEMENTARY DISCLOSURES:
  Interest Paid                            $           -     $             -
                                           =============     ===============
  Income Taxes Paid                        $         800     $           800
                                           =============     ===============


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information
-----------------------------------
In the opinion of the management of Age Research, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial positions as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

Recent Accounting Pronouncements
--------------------------------
In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interest method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually written down only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of the statement will be permitted for companies with a 2001 fiscal year beginning after March 15, 2001, for which first quarter financial statements have not been issued. The Company is currently evaluating these statements but does not expect that they will have a material impact on the Company's financial position, results of operations, or cash flows.

NOTE 2 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for three and nine months ended September 30, 2001 and 2000 was $0.00 for all periods. Diluted net loss per share is the same as basic net loss per share due to the lack of dilution items in the Company.

                              AGE RESEARCH, INC.
                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 2 - NET LOSS PER SHARE (Continued)


                                          Three Months ended        Nine Months ended
                                             September 30,             September 30,
                                           2001        2000          2001         2000
                                        ----------  ----------    ----------   ----------
Numerator:
  Net Income (Loss)                     $     (653) $      283    $   (6,642)  $   (3,160)
                                        ----------  ----------    ----------   ----------
Denominator:
  Weighted Average Shares               67,259,301  67,259,301    67,259,301   66,154,284
                                        ==========  ==========    ==========   ==========
Basic and Diluted Net Loss Per Share    $    (0.00) $     0.00    $    (0.00)  $    (0.00)
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

NOTE 4 - RELATED PARTY TRANSACTION

As of September 30, 2001, the Company has a balance of $5,000 due to an officer. The note is unsecured and bears no interest.

NOTE 5 GOING CONCERN

The accompanying financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company suffered losses of $6,738 and $3,160 for nine months ended September 30, 2001 and 2000, and as of September 30, 2001, the Company had a working capital deficiency of $8,221 and a net worth deficit of $8,205.

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

Three and Nine Month Periods Ended September 30, 2001 compared to 2000
----------------------------------------------------------------------
Revenues and Costs of Sales. For the three month period ended September 30, 2001, the Registrant had revenues of $820 with cost of sales of $96, or approximately 11.7% of revenues, for a gross profit of $724, compared to the prior year's revenues for the same period of $3,863 with cost of sales of $520, or approximately 13.5% of revenues, for a gross profit of $3,343. For the nine month period ended September 30, 2001, the Registrant had revenues of $5,150 with cost of sales of $788, or approximately 15.3% of revenues, for a gross profit of $4,362, compared to the prior year's revenues for the same period of $11,095 with cost of sales of $4,095, or approximately 36.9% of revenues, for a gross profit of $7,000. The decrease in sales are directly attributed to reductions in marketing efforts associated by the Registrant.

General and Administrative Expense. Total operating expenses for three and nine month periods ended September 30, 2001 were $1,485 and $10,395, compared to $3,092 and $9,546, for the same periods in 2000. The overall increase in general and administrative expenses during the nine month period is attributed to an increase in legal and professional fees during the current fiscal year periods as compared to the prior year periods. The net loss from operations for the three and nine month periods ended September 30, 2001 was $749 and $5,938, respectively, compared to net gain of $283 and net loss of $2,360 for the corresponding periods in fiscal year 2000.

Liquidity and Capital Resources
-------------------------------
Historically, the Company has financed its operations through a combination of cash flow derived from operations and debt and equity financing. At September 30, 2001, the Company had a working capital deficit of $8,221 based on current assets of $1,359 and current liabilities of $9,580.

The Registrant's accompanying financial statements have been presented on the basis that the Company is a going concern because the Registrant has an accumulated deficit of $805,728 at September 30, 2001, which is due to significant operating losses in past several years. The Registrant's management is seeking additional financing to increase marketing efforts to increase revenues or pursue a new business opportunity.

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

The Registrant has been relying on the efforts of its President and controlling shareholder at no charge and does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. The Registrant is confident that it will be able to operate in this manner, however, it may need to search for new or alternative business opportunities in order to continue in operation. Accordingly, since the end of its most recent period, the Registrant has been exploring alternative business opportunities. The Registrant does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, in the future engage in essentially any business in any industry. During the reporting period, the Registrant began negotiations with an unrelated entity to acquire certain assets and proprietary technology in exchange for the issuance of a controlling equity interest in the Registrant. The specific terms of the proposed transaction are still under negotiation.

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

                                      Age Research, Inc.


Dated: November 13, 2001              By:/S/Richard F. Holt, President