Form 10KSB
period 2001-12-31
AGE RESEARCH INC
filed 2002-04-01
CIK 822370

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2001
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

  State issuer's revenues for its most recent fiscal year:  $8,277

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  The market value of shares held by nonaffiliates is $2,229,072 based on the bid price of $0.05 per share at March 19, 2002.

  As of March 19, 2002, the Company had 67,259,301 shares of common stock issued and outstanding.

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


                      ITEM 2. DESCRIPTION OF PROPERTIES

None. The Company vacated its warehouse facility in May 2000. The remaining minimal inventory is stored at the president's house.

                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

                                  PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The Company's common stock was cleared for quotations on the OTCBB in January 2000 under the symbol "AGER". The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.
                                              High Bid      Low Bid
                                              --------      -------
Fiscal Year Ended December 31, 2001
-----------------------------------
First, Second, Third, and Fourth Quarter        .08           .03

Fiscal Year Ended December 31, 2000
-----------------------------------
First, Second, Third, and Fourth Quarter        .06           .03

Fiscal Year Ended December 31, 1999
-----------------------------------
First, Second, Third and Fourth Quarter         N/A           N/A

At March 19, 2002, the bid and ask price for Company's Common Stock as quoted on the OTC Bulletin Board was $0.05 and $0.05, respectively.

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 19, 2002, the Company had approximately 275 shareholders of record based on information provided by the Company's transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
Year ended December 31, 2001 Compared to December 31, 2000
----------------------------------------------------------
Revenues and Costs of Sales. For the fiscal year ended December 31, 2001, the Company had sales of $8,277, with cost of sales of $1,146, for a gross profit of $7,131. For the fiscal year ended December 31, 2000, the Company had sales of $14,257, with cost of sales of $5,776, for a gross profit of $8,481. Sales declined due to the lack of any marketing program. Cost of sales decreased as a percentage of total sales, but management believes that such sales costs have been reduced to a minimum already and cannot be decreased further. Management believes that for the Company to have any significant increase in sales volume the Company will require substantial expenditures in advertising.

General and Administrative Expense. Total operating expenses for 2001 were $16,400, compared to total operating expenses for 1999 of $15,553. The expenses in 2001 and 2000 are primarily attributable to the preparation and filing of periodic reports under Section 13 and/or 15(d) of the Exchange Act. The higher expenses in 2001 were attributed primarily to higher accounting and legal expenses. The net loss from operations for 2001 was $9,269 compared to net loss from operations for 2000 of $7,072.

Liquidity and Capital Resources
-------------------------------
Historically, the Company has financed its operations through a combination of cash flow derived from operations and debt and equity financing. At December 31, 2001, the Company had a working capital deficit of $11,733 based on current assets of $3,152 consisting of cash $1,970; accounts receivable of $929; and inventory of $253; and current liabilities $14,885, consisting of accounts payable and accrued expenses of $8,685 and officers' loan of $6,200.

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

Richard F. Holt, age 61, has been president and director of the Company since August 1995. In 1963, Mr. Holt graduated from Stanford University with a Bachelor of Science degree. Mr. Holt earned an MBA from UCLA School of Business in 1968. From 1969 to 1985, Mr. Holt was the CEO of Modulearn, Inc., and Micro General, Inc. From 1985 until 1995, when he became president of the Company, Mr. Holt worked independently as an investor.

Wendy E. Holt, age 29, was appointed vice-president and director of the Company in April 2000. Ms. Holt is a graduate of UCLA (1995) with degrees in business and history. For the past six years she has worked for Tricon Food Services as a creator and implementor of internet functions in the Human Resources department.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
The Company believes that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports have been timely filed.

                     ITEM 10.  EXECUTIVE COMPENSATION

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. Except as noted below, the Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 2001, 2000 and 1999, nor at any time during 2001, 2000 or 1999. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors may be compensated for services provided to the Company. As of the date hereof, no person has accrued any compensation from the Company.

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2001, the end of the Company's last completed fiscal year):

                          SUMMARY COMPENSATION TABLE

                                                         Long Term Compensation
                                                        ----------------------
                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------   -------- ------------ ------   -------  ------  ------------
Richard F. Holt     2001  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
President           2000  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
                    1999  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-


Options/SAR Grants in Last Fiscal Year

     None.

Bonuses and Deferred Compensation

     None.

Compensation Pursuant to Plans

     None.

Pension Table

     Not Applicable.

Other Compensation

     None.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth the number of shares of the Company's
Common Stock, par value $0.001, held by each person who is believed to be the beneficial owner of 5% or more of the 67,259,301 shares of the Company's common stock outstanding at March 19, 2002, based on the Company's transfer agent's list, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

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
           San Juan Capistrano, CA 92675

Officers and Directors
----------------------
Common     Richard F. Holt,         ---- see above ----
           President/director

Common     Wendy E. Holt (2)        ---- see above ----
           Vice-president/director

All Officers, Directors,
 as a Group (2 Persons)             14,601,833     Direct             21.71
                                        50,000   Indirect              0.07
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

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of Harold Y. Spector,
 Certified Public Accountant                                                9
Balance Sheet as of December 31, 2001 and 2000                             10
Statements of Operations for the years ended
 December 31, 2001 and 2000                                                11
Statements of Changes in Stockholders' Equity for the years ended
 December 31, 2001 and 2000                                                12
Statements of Cash Flows for the years ended December 31, 2000 and 1999    13
Notes to Financial Statements                                              14

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


Date: March 22, 2001                  By /S/ Richard F. Holt, President and
                                             Principal Accounting Officer

                           Harold Y. Spector
                       Certified Public Accountant
                     80 South Lake Avenue, Suite 723
                       Pasadena, California 91101


                      Independent Auditor's Report

To the Board of Directors and Stockholders of Age Research, Inc.

I have audited the accompanying balance sheet of Age Research, Inc.(a Delaware Corporation), as of December 31, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Age Research, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

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

/s/ Harold Y. Spector
Pasadena, CA
March 11, 2002

                              AGE RESEARCH, INC.
                                 BALANCE SHEET
                               December 31, 2001

                                    ASSETS


Current Assets
  Cash                                              $     1,970
  Accounts Receivable                                       929
  Inventory                                                 253
                                                    -----------
    Total Current Assets                                  3,152
                                                    -----------
Property and Equipment
  Furniture and Fixtures                                  5,560
  Machinery and Equipment                                 1,794
                                                    -----------
                                                          7,354
  Less: Accumulated Depreciation                         (7,354)
                                                    -----------
    Total Property and Equipment                              -
                                                    -----------
TOTAL ASSETS                                        $     3,152
                                                    ===========


                   LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable and Accrued Expenses             $     8,685
  Officers' Loan                                          6,200
                                                    -----------
    Total Current Liabilities                            14,885
                                                    -----------
Long-Term Liabilities                                         0
                                                    -----------
    Total Liabilities                                     6,344
                                                    -----------

Stockholders' Equity
 Common stock, $.001 par value, 100,000,000
  shares authorized and 67,259,301 shares
  issued and outstanding                                 67,259
 Paid-in Capital                                        730,264
 Accumulated Deficit                                   (809,256)
                                                    -----------

    Total Stockholders' Deficit                         (11,733)
                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     3,152
                                                    ===========



The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                           STATEMENT OF OPERATIONS
                For the years ended December 31, 2001 and 2000


                                               2001                2000
                                           -------------     ----------------
SALES                                      $       8,277               14,257

COST OF SALES - Schedule A                         1,146                5,776
                                           -------------     ----------------

GROSS PROFIT                                       7,131                8,481

OPERATING EXPENSES                                16,400               15,553
                                           -------------     ----------------
INCOME (LOSS) FROM OPERATIONS                     (9,269)              (7,072)
                                           -------------     ----------------
OTHER INCOME (EXPENSES)
  Interest Income                                      6                   11
  Interest Expenses                                 (203)                   -
                                           -------------     ----------------
   Total Other Income (Expenses)                    (197)                  11
                                           -------------     ----------------

NET LOSS BEFORE TAXES                             (9,466)              (7,061)

PROVISION FOR INCOME TAXES                           800                  800
                                           -------------     ----------------
NET LOSS                                   $     (10,266)    $         (7,861)
                                           =============     ================


NET LOSS PER SHARE                         $       (0.00)    $          (0.00)
                                           =============     ================

WEIGHTED AVERAGE NUMBER OF SHARES             67,259,301           66,706,793
                                           =============     ================

The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                For The Years Ended December 31, 2001 and 2000

                                                                        Paid
                                                  Common                 in         Accumulated
                                          Shares           Stock        Capital       Deficit         Total
                                        ------------   ------------  ------------   ------------   ------------

Balance at December 31, 1999              63,994,251   $     63,944  $    733,579   $   (791,129)  $      6,394

Issuance of stock for debt                 3,315,050          3,315        (3,315)                            0

Net Loss                                                                                  (7,861)        (7,861)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2000              67,259,301         67,259       730,264       (798,990)        (1,467)

Net Loss                                                                                 (10,266)       (10,266)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2001              67,259,301   $     67,259  $    730,264   $   (809,256)  $    (11,733)
                                        ============   ============  ============   ============   ============


The accompanying notes are an integral part of these financial statements.

                              AGE RESEARCH, INC.
                          STATEMENTS OF CASH FLOWS
                For the years ended December 31, 2001 and 2000

                                                2001               2000
                                           -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                        $     (10,266)    $         (7,861)
  Adjustment to reconcile net income to
   net cash provided by operating
   activities
    Depreciation                                      65                  231
  (Increase) Decrease in:
    Accounts Receivable                              884                1,448
    Inventory                                        923                5,776
  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses          2,341                1,214
                                           -------------     ----------------
  Net Cash Provided (Used) by Operating
    Activities                                    (6,053)                 808
                                           -------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                   -                    -
                                           -------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Officers' Loan                     6,200                    -
                                           -------------     ----------------
  Net Cash Provided (Used) by Financing
    Activities                                     6,200                    -
                                           -------------     ----------------

NET INCREASE (DECREASE)IN CASH                       147                  808

CASH AT BEGINNING OF YEAR                          1,823                1,015
                                           -------------     ----------------
CASH AT END OF YEAR                        $       1,970     $          1,823
                                           =============     ================
SUPPLEMENTARY DISCLOSURES:
 Cash paid for:
  Interest paid                            $           -     $              -
                                           =============     ================

  Income Taxes Paid                        $         800     $            800
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates
----------------
In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition
-------------------
Revenue from sales is recognized when the products are shipped. The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"("SAB 101") in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's operating results or financial positions.

Cash and Cash Equivalents
-------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid investments with of maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

Accounts Receivable
-------------------
Management of the Company considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. Bad debt expense for years ended December 31, 2001 and 2000 was $105 and $116, respectively.

                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
                For The Years Ended December 31, 2001 and 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories
-----------
Inventories consist of products already packaged and ready for shipments to customers, and are stated at cost, using the first-in, first-out method.

In 2000, the Company wrote off obsolete inventory of $1,333, which was charged to cost of goods sold. None was in 2001.

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

Depreciation expense was $65 and $231 for the years ended December 31, 2001 and 2000, respectively.

Income Taxes
------------
Income Tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Shipping and Handling Costs
---------------------------
In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has classified shipping charges to customers as revenue. With respect to the classification of costs related to the shipping and handling incurred by the seller, EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. It also determined that if such costs are significant and are not included in cost of sales, a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. The Company historically has included inbound shipping charges in cost of sales and classified outbound shipping charges as operating expenses. For years ended December 31, 2001 and 2000, the outbound shipping charges included as operating expenses were $830 and $1,249, respectively.

Recent Accounting Pronouncement
-------------------------------
In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was issued establishing accounting and reporting standards requiring all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 141 is effective for the Company for the fiscal quarter beginning July 1, 2001. The impact of this statement is dependent on future acquisition activity.

                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
                For The Years Ended December 31, 2001 and 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Also in June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for the first period of all fiscal years beginning after December 15, 2001, with early adoption permitted for entities with Fiscal years beginning after March 15, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company currently does not own any intangible assets and as a result, does not anticipate any impact on the Company's consolidated financial statements.

In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued effective for all related transactions occurring after March 31, 2001. The statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The new statement, while largely including the provisions of SFAS No. 125, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosure. The statement was effective for the Company for the fiscal quarter beginning April 1, 2001 and the Company believes the adoption will not have a significant impact on its financial position.

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

NOTE 3 - COMMON STOCK TRANSACTIONS

On December 13, 1999, the Board of Directors approved to convert notes payable of $96,602 plus accrued interest of $36,000 into 3,315,050 shares of the Company's common stock. The transaction was recorded as paid-in capital in 1999. In March 2000, all 3,315,050 shares were issued. There was no stock issued during 2001.

NOTE 4 - INCOME TAXES

Provision for income tax for years ended December 31, 2001 and 2000 consisted of $800 minimum state franchise tax each year.

As of December 31, 2001, the Company has net operating losses carryforwards, approximately, of $643,568 to reduce future taxable income. To the extent not utilized, the loss carryforwards will begin to expire through 2021. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The deferred net tax assets consist of the following at December 31:

                                             2001             2000
                                          -----------    -------------
Net Operating Loss Carryforwards          $   218,813    $     107,946
Depreciation                                        -               (6)
Valuation Allowance                          (218,813)        (107,940)
                                          -----------    -------------
Net deferred tax assets                   $         -    $           -
                                          ===========    =============

                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS
                For The Years Ended December 31, 2001 and 2000

NOTE 5 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share was $0.00 for both years ended December 31, 2001 and 2000. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items in the Company.
                                         2001           2000
                                     -----------    -----------
   Numerator:
    Net loss                         $   (10,266)   $    (7,861)
                                     ===========    ===========
   Denominator:
    Weighted Average No. of Shares    67,259,301     66,706,793
                                     ===========    ===========
 Loss per share - Basic and Diluted $      (0.00)   $     (0.00)
                                     ===========    ===========

NOTE 6 - SEGMENT INFORMATION

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

NOTE 7 - RELATED PARTY LOANS

An officer has advanced loans which are payable on demand with no due date. Interest is being charged at 6% per annum. The balance of these notes at December 31, 2001 and 2000 was $6,200 and $0, respectively.

NOTE 8 - LEASES

The Company leases a warehouse facility for $234 per month on a month-to-month basis. At the end of May 2000, the Company vacated the warehouse. Rent expense for 2001 and 2000 was $0 and $2,785, respectively.

NOTE 9 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company is going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company suffered losses of $10,266 and $7,861 for years ended December 31, 2001 and 2000, respectively, and as of December 31, 2001, the Company's current liabilities exceeded its current assets by $11,733 and its total liabilities exceeded its total assets by $11,733.

Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company's continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.