Form 10QSB
period 2002-03-31
AGE RESEARCH INC
filed 2002-05-20
CIK 822370

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 2002

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

(1)  Yes [X]   No [ ]    (2)  Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           67,259,301
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2002

                        ITEM 1. FINANCIAL STATEMENTS

                              AGE RESEARCH, INC.
                           BALANCE SHEET (Unaudited)
                              March 31, 2002

                                    ASSETS

Current Assets
 Cash                                               $       872
 Accounts Receivable                                      1,860
 Inventory                                                  149
                                                    -----------
    Total Current Assets                                  2,881
                                                    -----------
Property and Equipment
 Furniture and Fixtures                                   5,560
 Machinery and Equipment                                  1,794
                                                    -----------
                                                          7,354
 Less: Accumulated Depreciation                          (7,354)
                                                    -----------
    Total Property and Equipment                              -
                                                    -----------
TOTAL ASSETS                                        $     2,881
                                                    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable and Accrued Expenses              $    11,876
 Officer's loan                                           6,200
                                                    -----------
    Total Current Liabilities                            18,076
                                                    -----------
Stockholders' Deficit
 Common stock, $.001 par value, 100,000,000
  shares authorized, 67,259,301 shares
  issued and outstanding                                 67,259
 Paid-in Capital                                        730,264
 Accumulated Deficit                                   (812,718)
                                                    -----------
    Total Stockholders' Deficit                         (15,195)
                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $     2,881
                                                    ===========



See notes to interim unaudited financial statements.

                              AGE RESEARCH, INC.
                     STATEMENTS OF OPERATIONS (Unaudited)

                                              For the three months ended
                                                       March 31,
                                               2002                2001
                                           -------------     --------------
SALES                                      $       3,073     $        2,122

COST OF SALES                                        459                341
                                           -------------     --------------
GROSS PROFIT                                       2,614              1,781

OPERATING EXPENSES                                 5,184              6,452
                                           -------------     --------------
INCOME (LOSS) FROM OPERATIONS                     (2,570)            (4,671)

OTHER INCOME (EXPENSES)
 Interest and Other Income                             -                 54
 Interest Expense                                    (92)                 -
                                           -------------     --------------
NET INCOME (LOSS) BEFORE TAXES                    (2,662)            (4,617)

PROVISION FOR INCOME TAXES                           800                800
                                           -------------     --------------
NET INCOME (LOSS)                          $      (3,462)    $       (5,417)
                                           =============     ==============

EARNINGS (LOSS) PER SHARE -
 BASIC AND DILUTED                         $       (0.00)    $        (0.00)
                                           =============     ==============

WEIGHTED AVERAGE NUMBER OF SHARES             67,259,301         67,259,301
                                           =============     ==============





See notes to interim unaudited financial statements.

                              AGE RESEARCH, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                              For the three months ended
                                                       March 31,
                                               2002                2001
                                           -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                        $      (3,462)            (5,417)
  Adjustment to reconcile net income to
   net cash provided by operating
   activities
    Depreciation                                       -                 16
  (Increase) Decrease in:
    Accounts Receivable                             (931)               413
    Inventory                                        104                341
   Increase (Decrease)in:
    Income Taxes Payable                           3,191              3,291
                                           -------------     --------------
  Net Cash Used in Operating Activities           (1,098)            (1,356)
                                           -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES                   -                  -
                                           -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES                   -                  -
                                           -------------     --------------

NET DECREASE IN CASH                              (1,098)            (1,356)

CASH AND CASH EQUIVALENTS, AT BEGINNING
 OF PERIOD                                         1,823              1,823
                                           -------------     --------------

CASH AND CASH EQUIVALENTS, AT END
 OF PERIOD                                 $         725     $          467
                                           =============     ==============
SUPPLEMENTARY DISCLOSURES OF CASH FLOW
 INFORMATION

  Interest Paid                            $           -     $            -
                                           =============     ==============
  Income Taxes                             $           -     $            -
                                           =============     ==============


See notes to interim unaudited financial statements.

                              AGE RESEARCH, INC.
                       NOTES OF FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------
Age Research, Inc. (the "Company") produces and sells a line of premium skin care products to physicians and mail order. The Company has developed its own line of dermatologist-formulated skin care products including moisturizers, cleaners, sunscreens, and anti-aging emollients with glycolic acid. The products are sold under the name of RejuvenAge, which is trademarked in U.S. and U.K., and name of Bladium, which is trademarked in U.S.. The trademark in U.K. will be expired in September, 2006.

Presentation of Interim Information
-----------------------------------
In the opinion of the management of Age Research, Inc. (the "Company"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial positions as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

New Accounting Standards:
------------------------
SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirements obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of the statement will not have a material effect on the Company's financial statements.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued and establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Accordingly, the statement was effective for the Company for the fiscal quarter beginning January 1, 2002 and it did not have an impact on its financial position.

NOTE 2 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share was $0.00 for both years ended March 31, 2002 and 2001. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items in the Company.
                                         2002           2001
                                     -----------    -----------
   Numerator:
    Net loss                         $    (3,462)   $    (5,417)
                                     ===========    ===========
   Denominator:
    Weighted Average No. of Shares    67,259,301     67,259,301
                                     ===========    ===========
 Loss per share - Basic and Diluted $      (0.00)   $     (0.00)
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

NOTE 4 - RELATED PARTY TRANSACTION

An officer is currently making payments to purchase inventory on behalf of the Company. As of March 31, 2002, the balance due to the officer related to purchases was $578. The Company also has notes payable to the officer in the amount of $6,200, accruing interest at 6% per annum.

NOTE 5 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company suffered losses of $3,462 and $5,417 for three months ended March 31, 2002 and 2001, and as of March 31, 2002, the Company had a working capital deficiency of $15,195.

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

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations
---------------------
Three Month Period Ended March 31, 2001 compared to 2000
--------------------------------------------------------
Revenues and Costs of Sales. For the three month period ended March 31, 2002, our revenues were $3,073 with cost of sales of $459, or approximately 14.9% of revenues, for a gross profit of $2,614. For the three month period ended March 31, 2001, our revenues were $2,122 with cost of sales of $341, representing approximately 16.1% of revenues, for a gross profit of $1,781.

Operating Expenses. Total operating expenses for three month period ended March 31, 2002 were $5,184 compared to $6,452 for 2001. The net loss from operations for the three months ended March 31, 2002 was $2,570, compared to a net loss from operations of $4,671 for the three month period ended March 31, 2001.

Liquidity and Capital Resources
-------------------------------
Historically, we have financed our operations through a combination of cash flow derived from operations and debt and equity financing. At March 31, 2002, we had a working capital deficit of $15,195 based on current assets of $2,881 and current liabilities of $18,076.

Based on our current marketing program and sales, it is clear that we will have to increase our sales volume significantly in order to have profitable operations. At this time, however, we do not have any working capital to expand our marketing efforts.

We propose to finance our needs for additional working capital through some combination of debt and equity financing. Given our current financial condition, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. The most likely method available to us would be the private sale of our securities. There can be no assurance that we will be able to obtain such additional funding as needed, or that such funding, if available, can be obtained on terms acceptable to us.

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

                                      Age Research, Inc.


Dated: May 20, 2002                   By:/S/Richard F. Holt, President