Form 10QSB
period 2002-06-30
AGE RESEARCH INC
filed 2002-08-13
CIK 822370

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 2002

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

(1)  Yes [X]   No [ ]    (2)  Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           67,259,301
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 2002

                        ITEM 1. FINANCIAL STATEMENTS

                              AGE RESEARCH, INC.
                          BALANCE SHEET (Unaudited)
                                June 30, 2002

                                    ASSETS

                                                       2002
                                                    -----------
Current Assets
  Cash                                              $       345
  Accounts Receivable                                     1,270
  Inventory                                                  95
                                                    -----------
    Total Current Assets                                  1,710
                                                    -----------
Property and Equipment
  Furniture and Fixtures                                  5,560
  Machinery and Equipment                                 1,794
                                                    -----------
                                                          7,354
  Less: Accumulated Depreciation                         (7,354)
                                                    -----------
    Total Property and Equipment                              -
                                                    -----------
TOTAL ASSETS                                        $     1,710
                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable and Accrued Expenses              $    10,772
 Officers' Loan                                           8,500
                                                    -----------
    Total Current Liabilities                            19,272
                                                    -----------
Stockholders' Equity
 Common stock, $.001 par value, 100,000,000
  shares authorized, 67,259,301 shares issued
  and outstanding                                        67,259
 Paid-in Capital                                        730,264
 Accumulated Deficit                                   (815,085)
                                                    -----------
    Total Stockholders' Deficit                         (17,562)
                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     1,710
                                                    ===========


See notes to interim unaudited financial statements.

                              AGE RESEARCH, INC.
                    STATEMENTS OF OPERATIONS (Unaudited)



                                          Three Months ended        Six Months ended
                                               June 30,                 June 30,
                                           2002        2001          2002         2001
                                        ----------  ----------    ----------   ----------
SALES                                   $    1,888  $    2,208    $    4,961   $    4,330

COST OF GOODS SOLD                             265         351           692          692
                                        ----------  ----------    ----------   ----------
GROSS PROFIT                                 1,623       1,857         3,638        3,638

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                    3,881       2,458         9,065        8,901
                                        ----------  ----------    ----------   ----------
OPERATING (LOSS)                            (2,258)       (601)       (4,828)      (5,272)

OTHER INCOME (EXPENSES)
 Interest and other income                       -          29             -           83
 Interest expense                             (109)          -          (201)           -
                                        ----------  ----------    ----------   ----------
                                              (109)         29          (201)          83

NET LOSS BEFORE TAXES                       (2,367)       (572)       (5,029)      (5,189)

PROVISION FOR INCOME TAXES                       -           -           800          800
                                        ----------  ----------    ----------   ----------
NET LOSS                                $   (2,367)       (572)       (5,829)      (5,989)
                                        ==========  ==========    ==========   ==========
LOSS PER SHARE - BASIC AND DILUTED      $    (0.00) $    (0.00)   $    (0.00)  $    (0.00)
                                        ==========  ==========    ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES       67,259,301  67,259,301    67,259,301   67,259,301
                                        ==========  ==========    ==========   ==========


See notes to interim unaudited financial statements.

                              AGE RESEARCH, INC.
                    STATEMENTS OF CASH FLOWS (Unaudited)

                                                 For Six Months Ended
                                                2002               2001
                                           -------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                               $      (5,829)             (5,989)
  Adjustment to reconcile net (loss) to
   net cash (used in) operating
   activities:
    Depreciation                                       -                  32
  (Increase) Decrease in:
    Accounts Receivable                             (341)                 31
    Inventory                                        158                 692
  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses          2,087                (946)
                                           -------------     ---------------
  Net Cash Used in Operating Activities           (3,925)             (6,180)
                                           -------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES                   -                   -
                                           -------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Officers' Loan                     2,300               5,000
                                           -------------     ---------------
  Net Cash Provided by Financing Activities        2,300               5,000
                                           -------------     ---------------
NET (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 (1,625)             (1,180)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                               1,970               1,823
                                           -------------     ---------------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                          $         345     $           643
                                           =============     ===============

SUPPLEMENTARY DISCLOSURES:
  Interest Paid                            $           -     $             -
  Income Taxes Paid                        $           -     $           800



See notes to interim unaudited financial statements.

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

NOTE 2 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share was $0.00 for all periods for the three and six months ended June 30, 2002 and 2001. Diluted net loss per share is the same as basic net loss per share due to the lack of dilution items in the Company.


                                          Three Months ended        Six Months ended
                                               June 30,                 June 30,
                                           2002        2001          2002         2001
                                        ----------  ----------    ----------   ----------
Numerator:
  Net Loss                              $   (2,367) $     (572)   $   (5,829)  $   (5,989)
                                        ----------  ----------    ----------   ----------
Denominator:
  Weighted Average Shares               67,259,301  67,259,301    67,259,301   67,259,301
                                        ==========  ==========    ==========   ==========
Basic and Diluted Net Loss Per Share    $    (0.00) $    (0.00)   $    (0.00)  $    (0.00)
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

NOTE 4 - RELATED PARTY TRANSACTION

An officer is currently making payments to purchase inventory on behalf of the Company. As of June 30, 2002, the balance due to the officer related to purchases was $789 and is included in the Company's accounts payable and accrued expenses. The Company also has notes payable to the officer in the amount of $8,500, accruing interest at 6% per annum.

NOTE 5 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $5,829 and $5,989 for the six months ended June 30, 2002 and 2001, respectively, and as of June 30, 2002, the Company's current liabilities exceeded current assets by $17,562. These factors create uncertainty about the Company's ability to continue as a going concern.

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

Results of Operations
---------------------
Three and Six Months Ended June 30, 2002 compared to June 30, 2001
------------------------------------------------------------------
Revenues and Costs of Sales. For the three and six month period ended June 30, 2002, our revenues were $1,888 and $4,961, respectively, with cost of goods sold of $265 and $724, for a gross profit of $1,623 and $4,237, respectively. For the three and six month period ended June 30, 2001, our revenues were $2,208 and $4,330 with cost of goods sold of $351 and $692, for a gross profit of $1,857 and $3,638, respectively.

Operating Expenses. Total operating expenses for three and six month period ended June 30, 2002 were $3,881 and $9,068, respectively compared to $2,458 and $8,910 for 2001. The net losses from operations for the three and six months ended June 30, 2002 were $2,258 and $4,828, compared to net losses from operations of $601 and $5,272 for the three and six month period ended June 30, 2001.

Liquidity and Capital Resources
-------------------------------
Historically, we have financed our operations through a combination of cash flow derived from operations and debt and equity financing. At June 30, 2002, we had a working capital deficit of $17,562 based on current assets of $1,710 and current liabilities of $19,272.

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

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.


                           ITEM 5.  OTHER INFORMATION
     None.

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     Exhibit 99 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Age Research, Inc.


Dated: August 12, 2002                By:/S/Richard F. Holt, President
                                      (Chief Executive and Financial Officer)