Form 10QSB
period 2002-09-30
AGE RESEARCH INC
filed 2002-11-15
CIK 822370

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 2002

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

(1)  Yes [X]   No [ ]    (2)  Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           68,759,301
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2002

                        ITEM 1. FINANCIAL STATEMENTS


To the Board of Directors and Stockholders
Age Research, Inc.
San Juan Capistrano, California


We have reviewed the accompanying balance sheet of Age Research, Inc. as of September 30, 2002, and the related statements of operations for three and nine months ended September 30, 2002 and 2001, and the related statements of cash flows for the nine months ended September 30, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Age Research, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit, in accordance with generally accepted auditing standards, the objectives of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in the Note 2 to the financial statements, certain conditions indicate the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



/s/Spector & Wong, LLP
Spector & Wong, LLP
Pasadena, California
October 28, 2002

                              AGE RESEARCH, INC.
                          BALANCE SHEET (Unaudited)
                             September 30, 2002

                                    ASSETS

                                                       2002
                                                    -----------
Current Assets
  Cash                                              $     2,048
  Accounts Receivable                                     1,052
  Inventory                                                  17
                                                    -----------
    Total Current Assets                                  3,117
                                                    -----------
Property and Equipment
  Furniture and Fixtures                                  5,560
  Machinery and Equipment                                 1,794
                                                    -----------
                                                          7,354
  Less: Accumulated Depreciation                         (7,354)
                                                    -----------
    Total Property and Equipment                              -
                                                    -----------
TOTAL ASSETS                                        $     3,117
                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable and Accrued Expenses              $     6,399
 Officers' Loan                                           8,500
                                                    -----------
    Total Current Liabilities                            14,899
                                                    -----------
Stockholders' Equity
 Common stock, $.001 par value, 100,000,000
  shares authorized, 68,759,301 shares issued
  and outstanding                                        68,759
 Paid-in Capital                                        736,264
 Accumulated Deficit                                   (816,805)
                                                    -----------
    Total Stockholders' Deficit                         (11,782)
                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     3,117
                                                    ===========


See notes to interim unaudited financial statements.

                              AGE RESEARCH, INC.
                    STATEMENTS OF OPERATIONS (Unaudited)

                                        For Three Months Ended    For Nine Months Ended
                                             September 30,            September 30,
                                           2002        2001          2002         2001
                                        ----------  ----------    ----------   ----------

SALES                                   $    1,670  $      820    $    6,632   $    5,150

COST OF SALES                                  249          96           973          788
                                        ----------  ----------    ----------   ----------
GROSS PROFIT                                 1,421         724         5,659        4,362

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                    3,012       1,485        12,078       10,395
                                        ----------  ----------    ----------   ----------
OPERATING (LOSS)                            (1,591)       (761)       (6,419)      (6,033)

OTHER INCOME (EXPENSE)                        (128)         12          (330)          95
                                        ----------  ----------    ----------   ----------
NET INCOME (LOSS) BEFORE TAXES              (1,719)       (749)       (6,749)      (5,938)

PROVISION FOR INCOME TAXES                       -           -           800          800
                                        ----------  ----------    ----------   ----------
NET INCOME (LOSS)                       $   (1,719)       (749)       (7,549)      (6,738)
                                        ==========  ==========    ==========   ==========
INCOME (LOSS)
     PER SHARE - BASIC AND DILUTED      $    (0.00) $    (0.00)   $    (0.00)  $    (0.00)
                                        ==========  ==========    ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES       68,259,301  67,259,301    67,592,634   67,259,301
                                        ==========  ==========    ==========   ==========


See notes to interim unaudited financial statements.

                              AGE RESEARCH, INC.
                    STATEMENTS OF CASH FLOWS (Unaudited)

                                               For the Nine Months Ended
                                                2001               2000
                                           -------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                               $      (7,549)    $        (6,738)
  Adjustment to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation                                       -                  49
  (Increase) Decrease in:
    Accounts Receivable                             (123)              1,051
    Inventory                                        236                 788
  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses         (2,286)             (1,764)
                                           -------------     ---------------
  Net Cash provided by (used in)
   Operating Activities                           (9,722)             (6,614)
                                           -------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES                   -                   -
                                           -------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock           7,500                   -
  Proceeds from Officers' Loan                     2,300               5,000
                                           -------------     ---------------
  Net Cash Provided by Financing Activities        9,800               5,000
                                           -------------     ---------------
NET INCREASE (DECREASE) IN CASH                       78              (1,614)

CASH AT BEGINNING OF PERIOD                        1,970               1,823
                                           -------------     ---------------
CASH AT END OF PERIOD                      $       2,048     $           209
                                           =============     ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Income Taxes Paid                        $         800     $           800
                                           =============     ===============


See notes to interim unaudited financial statements.

                              AGE RESEARCH, INC.
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business Age Research, Inc. (the "Company") produces and sells a line of premium skin care products to physicians and mail order. The Company has developed its own line of dermatologist-formulated skin care products including moisturizers, cleaners, sunscreens, and anti-aging emollients with glycolic acid. The products are sold under the name of RejuvenAge, which is trademarked in United States and United Kingdom, and name of Bladium, which is trademarked in United States. The trademark in United Kingdom will be expired in September 2006.

Presentation of Interim Information In the Opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

New Accounting Standards: In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item should be reclassified. Provisions of the Statement related to the amendment of Statement No. 13 should be applied for transactions occurring after May 15, 2002, and all other provisions should be applied for financial statements issued on or after May 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

                              AGE RESEARCH, INC.
                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Note 2 - Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has generated approximately $7,500 in additional operating capital through sales of its common stock during August 2002.

Note 3 - Net Loss per Share

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share was $0.00 for all periods for the three and nine months ended June 30, 2002 and 2001. Diluted net loss per share is the same as basic net loss per share due to the lack of dilutive items in the Company.

                                          Three Months ended        Nine Months ended
                                             September 30,             September 30,
                                           2002        2001          2002         2001
                                        ----------  ----------    ----------   ----------
Numerator:
  Net (Loss)                            $   (1,719) $     (749)   $   (7,549)  $   (6,738)
                                        ----------  ----------    ----------   ----------
Denominator:
  Weighted Average Number of Shares     68,259,301  67,259,301    67,592,634   67,259,301
                                        ==========  ==========    ==========   ==========
Loss per share - Basic and Diluted      $    (0.00) $     0.00    $    (0.00)  $    (0.00)
                                        ==========  ==========    ==========   ==========


Note 4 - Segment Information

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

Note 5 - Related Party Transactions

An officer is currently making payments to purchase inventory on behalf of the Company. As of September 30, 2002, the balance due to the officer related the purchases was $960. The Company also has notes payable to the officer in the amount of $8,500, accruing interest at 6% per annum.

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

Results of Operations
---------------------
Three and Nine Months Ended September 30, 2002 compared to September 30, 2001
------------------------------------------------------------------
Revenues and Costs of Sales. For the three and nine month periods ended September 30, 2002, our revenues were $1,670 and $6,632, respectively, with cost of goods sold of $249 and $973, for a gross profit of $1,421 and $5,659, respectively. For the three and nine month periods ended September 30, 2001, our revenues were $820 and $5,150 with cost of goods sold of $96 and $788, for a gross profit of $724 and $4,362, respectively.

Operating Expenses. Total operating expenses for three and nine month period ended September 30, 2002 were $3,012 and $12,078, respectively compared to $1,485 and $10,395 for 2001. The net losses for the three and nine months ended September 30, 2002 were $1,719 and $6,749, compared to net losses of $749 and $5,938 for the three and nine month periods ended September 30, 2001.

Liquidity and Capital Resources
-------------------------------
Historically, we have financed our operations through a combination of cash flow derived from operations and debt and equity financing. At September 30, 2002, we had a working capital deficit of $11,782 based on current assets of $3,117 and current liabilities of $14,899.

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

                  ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on October 15, 2002.
(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS
     None.

                        ITEM 2.  CHANGES IN SECURITIES

     We sold a total of 1,500,000 shares of our restricted common stock in August 2002 to our president, Richard Holt (1,000,000 shares) and a shareholder (500,000) at a price of $0.005 per share for aggregate proceeds of $7,500. The shares issued in the foregoing transaction were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

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

                                      Age Research, Inc.


Dated: November 14, 2002               By:/S/Richard F. Holt, President
                                      (Chief Executive and Financial Officer)

                              CERTIFICATIONS

I, Richard F. Holt, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Age Research, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                          /S/Richard F. Holt
                                                 Principal Executive Officer
                                                 Principal Financial Officer