Form 10KSB
period 2002-12-31
AGE RESEARCH INC
filed 2003-04-10
CIK 822370

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2002
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

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  State issuer's revenues for its most recent fiscal year:  $7,894

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  The market value of shares held by nonaffiliates is $531,075 based on the bid price of $0.01 per share at March 19, 2003.

  As of March 19, 2003, the Company had 68,759,301 shares of common stock issued and outstanding.

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

                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

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
                                              High Bid      Low Bid
                                              --------      -------
Fiscal Year Ended December 31, 2002
-----------------------------------
First, Second, Third and Fourth Quarter         .05           .00

Fiscal Year Ended December 31, 2001
-----------------------------------
First, Second, Third, and Fourth Quarter        .08           .03

Fiscal Year Ended December 31, 2000
-----------------------------------
First, Second, Third, and Fourth Quarter        .06           .03

At March 19, 2003, the bid and ask price for Company's Common Stock as quoted on the OTC Bulletin Board was $0.01 and $0.01, respectively.

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 19, 2003, the Company had approximately 275 shareholders of record based on information provided by the Company's transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
Year ended December 31, 2001 Compared to December 31, 2000
----------------------------------------------------------
Revenues and Costs of Sales. For the fiscal year ended December 31, 2002, the Company had sales of $7,894, with cost of goods sold of $1,211. For the fiscal year ended December 31, 2001, the Company had sales of $8,277, with cost of goods sold of $1,146. Selling, general and administrative expenses for 2002 were $17,059, compared to selling, general and administrative expenses for 2001 of $16,400. Management believes that for the Company to have any significant increase in sales volume the Company will require substantial expenditures in advertising. The expenses in 2002 and 2001 are primarily attributable to the preparation and filing of periodic reports under Section 13 and/or 15(d) of the Exchange Act. The slightly higher expenses in 2002 were attributed primarily to higher accounting and legal expenses. The net loss from operations for 2002 was $10,375 compared to net loss from operations for 2001 of $9,269.

Liquidity and Capital Resources
-------------------------------
Historically, the Company has financed its operations through a combination of cash flow derived from operations and debt and equity financing. At December 31, 2002, the Company had a working capital deficit of $15,867 based on current assets of $1,062 consisting of cash $310, and accounts receivable of $752, and current liabilities $16,929, consisting of accounts payable and accrued expenses of $8,429 and officers' loan of $8,500.

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

Richard F. Holt, age 62, has been president and director of the Company since August 1995. In 1963, Mr. Holt graduated from Stanford University with a Bachelor of Science degree. Mr. Holt earned an MBA from UCLA School of Business in 1968. From 1969 to 1985, Mr. Holt was the CEO of Modulearn, Inc., and Micro General, Inc. From 1985 until 1995, when he became president of the Company, Mr. Holt worked independently as an investor.

Wendy E. Holt, age 30, was appointed vice-president and director of the Company in April 2000. Ms. Holt is a graduate of UCLA (1995) with degrees in business and history. For the past six years she has worked for Tricon Food Services as a creator and implementor of internet functions in the Human Resources department.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
The Company believes that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports have been timely filed.

                     ITEM 10.  EXECUTIVE COMPENSATION

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. Except as noted below, the Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 2002, 2001 and 2009, nor at any time during 2002, 2001 or 2000. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors may be compensated for services provided to the Company. As of the date hereof, no person has accrued any compensation from the Company.

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2002, the end of the Company's last completed fiscal year):

                          SUMMARY COMPENSATION TABLE

                                                         Long Term Compensation
                                                        ----------------------
                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------   -------- ------------ ------   -------  ------  ------------
Richard F. Holt     2002  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
President           2001  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
                    2000  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-


Options/SAR Grants in Last Fiscal Year

     None.

Bonuses and Deferred Compensation

     None.

Compensation Pursuant to Plans

     None.

Pension Table

     Not Applicable.

Other Compensation

     None.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth the number of shares of the Company's
Common Stock, par value $0.001, held by each person who is believed to be the beneficial owner of 5% or more of the 68,759,301 shares of the Company's common stock outstanding at March 19, 2003, based on the Company's transfer agent's list, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

Title of   Name and Address          Amount and Nature of            Percent
Class      Of Beneficial Owner       Beneficial Ownership            of Class
--------   -------------------      ---------------------            --------
Common     Mark A. Scharmann(1)           5,193,100                    7.55
           1661 Lakeview Circle
           Ogden, UT  84403

Common     Wendy E. Holt (2)              5,000,000                    7.27
           205 1/2 Agate Street
           Balboa Island, CA 92662

Common     Richard B. Holt (3)            5,400,000                    7.85
           24382 Antilles Way
           Dana Point, CA  92629

Common     Jean Armstrong                 8,026,050                   11.67
           P.O. Box 6743
           Pine MTN. Club, CA 93222

Common     Eldridge D. Huntington         6,000,000                    8.73
           5314 Anaheim Road
           Long Beach, CA 90815

Common     Richard F. Holt (4)           10,651,833                   15.49
           1 Strawberry Lane
           San Juan Capistrano, CA 92675

Officers and Directors
----------------------
Common     Richard F. Holt,         ---- see above ----
           President/director

Common     Wendy E. Holt (2)        ---- see above ----
           Vice-president/director

All Officers, Directors,
 as a Group (2 Persons)                  15,651,833                   22.76
                                    ====================              =====
-----------------------
(1) Includes 13,100 held of record by Troika Capital Investments, an entity controlled by Mr. Scharmann.
(2) Wendy E. Holt is the adult daughter of Richard F. Holt.
(3) Richard B. Holt is the adult son of Richard F. Holt.
(4) Richard F. Holt's share numbers include 6,537,290 shares held in a family trust and 50,000 shares held in a trust by his spouse.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our president, Richard F. Holt, is currently making payments to purchase inventory on behalf of the Company. As of December 31, 2002 and 2001, the balance due him related the purchases was $1,231 and $223. The Company also has notes payable to him in the amount of $8,500, accruing interest at 6% per annum.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of Harold Y. Spector,
 Certified Public Accountant                                               10
Balance Sheet as of December 31, 2002 and 2001                             11
Statements of Operations for the years ended
 December 31, 2002 and 2001                                                12
Statements of Changes in Stockholders' Equity for the years ended
 December 31, 2002 and 2001                                                13
Statements of Cash Flows for the years ended December 31, 2002 and 2001    14
Notes to Financial Statements                                              15

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.

     Exhibit 99 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 (b) REPORTS ON FORM 8-K.  None.

                  ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on March 3, 2003.

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

Date: April 7, 2003                  By /S/ Richard F. Holt, President,
                                            Principal Accounting Officer, and
                                            Director

Date: April 7, 2003                  BY /S/ Wendy E. Holt, Director

                              CERTIFICATIONS

I, Richard F. Holt, certify that:

1. I have reviewed this annual report on Form 10-KSB of Age Research, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this annual report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2003                             /S/Richard F. Holt
                                                 Principal Executive Officer
                                                 Principal Financial Officer

                            Harold Y. Spector
                       Certified Public Accountant
                     80 South Lake Avenue, Suite 723
                       Pasadena, California 91101

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and stockholders of Age Research, Inc.

We have audited the accompanying balance sheet of Age Research, Inc. (a Delaware corporation) as of December 31, 2002, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Age Research, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/Harold Spector
Spector & Wong, LLP
Pasadena, California
March 12, 2003

AGE RESEARCH, INC.
BALANCE SHEET
December 31, 2002

                                    ASSETS


Current Assets
  Cash                                              $       310
  Accounts Receivable                                       752
                                                    -----------
    Total Current Assets                                  1,062
                                                    -----------
Property and Equipment, net of
 accumulated depreciation of $7,354                           -
                                                    -----------

TOTAL ASSETS                                        $     1,062
                                                    ===========


                   LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable and Accrued Expenses             $     8,429
  Officers' Loan                                          8,500
                                                    -----------
    Total Current Liabilities                            16,929
                                                    -----------


Stockholders' Deficit
 Common stock, $.001 par value, 100,000,000
  shares authorized, 68,759,301 shares
  issued and outstanding                                 68,759
 Paid-in Capital                                        736,264
 Accumulated Deficit                                   (820,890)
                                                    -----------
                                                        (15,866)
                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     1,062
                                                    ===========



See notes to financial statements.

AGE RESEARCH, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2002 and 2001


                                               2002                2001
                                           -------------     ----------------
Sales                                      $       7,894     $          8,277

Cost and Expenses
 Cost of Goods Sold                                1,211                1,146
 Selling General and Administrative
  Expenses                                        17,059               16,400
                                           -------------     ----------------
                                                  18,269               17,546

Operating (loss)                                 (10,375)              (9,269)

Other Income (Expense)
  Interest Income                                      0                    6
  Interest Expense                                  (458)                (203)
                                           -------------     ----------------
   Total Other Income (Expenses)                    (458)                (197)
                                           -------------     ----------------

Net (loss) before taxes                          (10,833)              (9,466)

Provision for Income Taxes                           800                  800
                                           -------------     ----------------
Net (loss)                                 $     (11,633)    $        (10,266)
                                           =============     ================


Net (loss) per share-Basic and Diluted     $       (0.00)    $          (0.00)
                                           =============     ================

Weighted Average Number of Shares             67,884,301           67,259,301
                                           =============     ================

See notes to financial statements.

AGE RESEARCH, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For The Years Ended December 31, 2001 and 2000

                                                                        Paid
                                                  Common                 in         Accumulated
                                          Shares           Stock        Capital       Deficit         Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2000              67,259,301   $     67,259  $    730,264   $   (798,990)  $     (1,467)

Net (loss)                                                                               (10,266)       (10,266)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2001              67,259,301         67,259       730,264       (809,256)       (11,733)

Issuance of stock for cash                 1,500,000          1,500         6,000                         7,500

Net (loss)                                                                               (11,633)       (11,633)
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2002              68,759,301   $     68,759  $    736,264   $   (820,889)  $    (15,866)
                                        ============   ============  ============   ============   ============


See notes to financial statements.

AGE RESEARCH, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2002 and 2001

                                                2002               2001
                                           -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                        $     (11,633)    $        (10,266)
  Adjustment to reconcile net income to
   net cash provided by operating
   activities
    Depreciation                                       -                   65
  Decrease in:
    Accounts Receivable                              177                  884
    Inventory                                        253                  923
  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses           (256)               2,341
                                           -------------     ----------------
  Net cash flows (used in) Operating
    activities                                   (11,459)              (6,053)
                                           -------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                   -                    -
                                           -------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock                  7,500                    -
  Proceeds from Officers' Loan                     2,300                6,200
                                           -------------     ----------------
  Net Cash Provided by Financing
    Activities                                     9,800                6,200
                                           -------------     ----------------

NET INCREASE (DECREASE)IN CASH                    (1,659)                 147

CASH AT BEGINNING OF YEAR                          1,970                1,823
                                           -------------     ----------------
CASH AT END OF YEAR                        $         310     $          1,970
                                           =============     ================
Supplemental Disclosure of Cash Flow
 Information:
  Income Taxes Paid                        $         800     $            800





See notes to financial statements.

AGE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES

Nature of Business. Age Research, Inc. (the "Company') produces and sells a line of premium skin care products to physicians and mail order. The Company has developed its own line of dermatologist-formulated skin care products including moisturizers, cleaners, sunscreens, and anti-aging emollients with glycolic acid. The products are sold under the name of RejuvenAge, which is trademarked in United States and United Kingdom, and name of Bladium, which is trademarked in United States. The trademark in United Kingdom will be expired in September 2006.

Use of estimates. The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition. The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. No provisions were established for estimated product returns and allowances based on the Company's historical experience.

Accounts Receivable. Management of the Company considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. Bad debt expense for years ended December 31, 2002 and 2001 was $97 and $105, respectively.

Computation of Net Income (Loss) per Share. Basic net income (loss) per share is computed using the weighted average number of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.

Other Significant Accounting Policies

Cash Equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments. The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

Inventories. Inventory consists of products already packaged and ready for shipments to customers, and are stated at cost, using the first-in, first-out method.

AGE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (Continued)

Property and Equipment. Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 5 to 7 years for computer and office equipment, and 7 years for furniture and fixtures. Depreciation expense was $0 and $65 for 2002 and 2001, respectively. Property and Equipment are fully depreciated as of 12/31/01.

Income Taxes. Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Shipping and Handling Costs. The Company historically has included inbound shipping charges in cost of sales and classified outbound shipping charges as operating expenses. For years ended December 31, 2002 and 2001, the outbound shipping charges included as operating expenses were $747 and $830, respectively.

Derivatives. In June 1998, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The Company currently does not use derivative financial products for hedging or speculative purposes and as a result, does not anticipate any impact on the Company's financial statements.

New Accounting Standards:
On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion 25.

In June 2002, FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability

AGE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (Continued)


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

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item should be reclassified. Provisions of the Statement related to the amendment of Statement No. 13 should be applied for transactions occurring after May 15, 2002, and all other provisions should be applied for financial statements issued on or after May 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

In October 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." The adoption of SFAS No. 144 did not have an impact on the Company.

NOTE 2 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company suffered losses of $11,633 and $10,266 for years ended December 31, 2002 and 2001, respectively, and as of December 31, 2002, the Company's current liabilities exceeded its current assets by $15,867 and its total liabilities exceeded its total assets by $15,866.

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

AGE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN (Continued)

Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Currently the Company does not stock any inventory. Purchases are incurred and charged through loan from an officer when products are sold to customer. In addition, the Company has generated approximately $7,500 in additional operating capital through sales of its common stock during August 2002.


NOTE 3 - INCOME TAXES

Provision for income tax for years ended December 31, 2002 and 2001 consisted of $800 minimum state franchise tax each year.

As of December 31, 2002, the Company has net operating loss carryforwards, approximately, of $654,408 to reduce future taxable income. To the extent not utilized, the carryforwards will begin to expire through 2022. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The deferred net tax assets consist of the following at December 31:

                                           2002         2001
                                       -----------   -----------
  Net Operating Loss Carryforwards     $   227,644   $   218,813
  Valuation Allowance                     (227,644)     (218,813)
                                       -----------   -----------
    Net deferred tax assets            $         0   $         0
                                       ===========   ===========

NOTE 4 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) per share:
                                           2002         2001
                                       -----------   -----------
 Numerator:
   Net (Loss)                          $   (11,633)  $   (10,266)
                                       -----------   -----------
 Denominator:
   Weighted Average Number of Shares    67,884,301    67,259,310
                                       -----------   -----------
 Loss per share-Basic and Diluted      $     (0.00)  $     (0.00)

AGE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.


NOTE 6 - RELATED PARTY TRANSACTIONS

An officer is currently making payments to purchase inventory on behalf of the Company. As of December 31, 2002 and 2001, the balance due to the officer related the purchases was $1,231 and $223. The Company also has notes payable to the officer in the amount of $8,500, accruing interest at 6% per annum.