Form 10QSB
period 2003-03-31
AGE RESEARCH INC
filed 2003-05-15
CIK 822370

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 2003

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

(1)  Yes [X]   No [ ]    (2)  Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           68,759,301
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2003

                        ITEM 1. FINANCIAL STATEMENTS

                              AGE RESEARCH, INC.
                           BALANCE SHEET (Unaudited)
                              March 31, 2003

                                    ASSETS

Current Assets
 Cash                                               $       552
 Accounts Receivable                                      1,088
                                                    -----------
    Total Current Assets                                  1,640
                                                    -----------
Property and Equipment, net of accumulated
 depreciated of $7,354                                        -
                                                    -----------
TOTAL ASSETS                                        $     1,640
                                                    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable and Accrued Expenses              $    10,520
 Officer's loan                                           9,700
                                                    -----------
    Total Current Liabilities                            20,220
                                                    -----------
Stockholders' Deficit
 Common stock, $.001 par value, 100,000,000
  shares authorized, 68,759,301 shares
  issued and outstanding                                 68,759
 Paid-in Capital                                        736,264
 Accumulated Deficit                                   (823,604)
                                                    -----------
    Total Stockholders' Deficit                         (18,580)
                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $     1,640
                                                    ===========



See notes to interim unaudited financial statements.

                              AGE RESEARCH, INC.
                     STATEMENTS OF OPERATIONS (Unaudited)

                                              For the three months ended
                                                       March 31,
                                               2003                2002
                                           -------------     --------------
SALES                                      $       2,182     $        3,073
                                           -------------     --------------
COSTS AND EXPENSES
 Cost of Goods Sold                                  330                459
 Selling, General and Administrative
  Expenses                                         3,628              5,184
                                           -------------     --------------
                                                   3,958              5,643
                                           -------------     --------------
OPERATING (LOSS)                                  (1,776)            (2,570)

INTEREST EXPENSE                                    (138)               (92)
                                           -------------     --------------
NET(LOSS) BEFORE TAXES                            (1,914)            (2,662)

PROVISION FOR INCOME TAXES                           800                800
                                           -------------     --------------
NET (LOSS)                                 $      (2,714)    $       (3,462)
                                           =============     ==============
EARNINGS (LOSS) PER SHARE -
 BASIC AND DILUTED                         $       (0.00)    $        (0.00)
                                           =============     ==============

WEIGHTED AVERAGE NUMBER OF SHARES             67,884,301         67,259,301
                                           =============     ==============





See notes to interim unaudited financial statements.

                              AGE RESEARCH, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                              For the three months ended
                                                       March 31,
                                               2003               2002
                                           -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                        $      (2,714)    $      (3,462)
  Adjustment to reconcile net income to
   net cash provided by operating
   activities:
  (Increase) Decrease in:
    Accounts Receivable                             (336)              (931)
    Inventory                                          -                104
   Increase (Decrease)in:
    Income Taxes Payable                           2,091              3,191
                                           -------------     --------------
  Net Cash Flows (Used in)
   Operating Activities                             (959)            (1,098)
                                           -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES                   -                  -
                                           -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Officer's Loan                     1,200                  -
                                           -------------     --------------
  Net Cash Flows Provided by
  Financing Activities                             1,200                  -
                                           -------------     --------------
NET INCREASE(DECREASE) IN CASH                       241             (1,098)

CASH AT BEGINNING OF PERIOD                          310              1,823
                                           -------------     --------------

CASH AT END OF PERIOD                      $         552     $          725
                                           =============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

  Income Taxes Paid                        $           -     $            -
                                           =============     ==============







See notes to interim unaudited financial statements.

AGE RESEARCH, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS


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

Presentation of Interim Information: The financial information at March 31, 2003 and for the three months ended March 31, 2003 and 2002 is audited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results for the three months ended March 31, 2003may not be indicative of results for the year ending December 31, 2003 or any future periods.
Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share due to the lack of dilutive items in the Company.

New Accounting Standards: In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on its consolidated financial position or results of operations. on the Company's financial position or results of operations.

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

AGE RESEARCH, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

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

Note 3 - Net Loss per Share

                                           2003         2002
                                        ----------   ----------
Numerator:
 Net (loss)                             $   (2,714)  $   (3,462)
                                        ----------   ----------
Denominator:
 Weighted average number of shares      68,259,301   67,259,301
                                        ----------   ----------
Loss per share - Basic and Diluted      $    (0.00)  $    (0.00)


Note 4 - Segment Information

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.


Note 5 - Related Party Transactions

An officer is currently making payments to purchase inventory on behalf of the Company. As of March 31, 2003, the balance due to the officer related the purchases was $1,561. The Company also has notes payable to the officer in the amount of $9,700, accruing interest at 6% per annum.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations
---------------------
Three Month Period Ended March 31, 2003 compared to 2002
--------------------------------------------------------
Revenues. For the three months ended March 31, 2003, our revenues were $2,182, compared to $3,073 for the prior year period.

Costs and Expenses. Total operating expenses for three month period ended March 31, 2003 were $3,958 compared to $5,643 for 2002. The net loss for the three months ended March 31, 2003 was $2,714, compared to a net loss of $3,462 for the three month period ended March 31, 2002.

Liquidity and Capital Resources
-------------------------------
Historically, we have financed our operations through a combination of cash flow derived from operations and debt and equity financing. At March 31, 2002, we had a working capital deficit of $18,580 based on current assets of $1,640 and current liabilities of $20,220.

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

                  ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on May 1, 2003.

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

                                      Age Research, Inc.


Dated: May 15, 2003                    By:/S/Richard F. Holt, President
                                      (Chief Executive and Financial Officer)

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

Date: May 15, 2003                               /S/Richard F. Holt
                                                 Principal Executive Officer
                                                 Principal Financial Officer