Form 10KSB/A
period 2002-12-31
AGE RESEARCH INC
filed 2003-08-08
CIK 822370

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the fiscal year ended   December 31, 2002
                                     -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


              For the transition period from ________ to __________

                   Commission File Number          0-26285
                                                   -------
                               AGE RESEARCH, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

         DELAWARE                                          87-0419387
------------------------------                      ------------------------
State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
incorporation or organization

31103 Rancho Viejo Road, #2102, San Juan Capistrano, CA     92675
-------------------------------------------------------  ----------
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

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------
Independent Auditors' Report of Harold Y. Spector,
 Certified Public Accountant                                               12
Balance Sheet as of December 31, 2002 and 2001                             13
Statements of Operations for the years ended
 December 31, 2002 and 2001                                                14
Statements of Changes in Stockholders' Equity for the years ended
 December 31, 2002 and 2001                                                15
Statements of Cash Flows for the years ended December 31, 2002 and 2001    16
Notes to Financial Statements                                              17

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

Date: April 7, 2003                              /S/ Richard F. Holt
                                                 Principal Executive Officer
                                                 Principal Financial Officer

                                HAROLD Y. SPECTOR
                           Certified Public Accountant
  (888)584-5577                                          80 S. LAKE AVENUE
FAX (626)584-6447                                        SUITE 723
hspectorcpa@earthlink.net                                PASADENA, CA 91101
-------------------------


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and stockholders of Age Research, Inc.

         I have audited the accompanying balance sheet of Age Research, Inc. (a Delaware corporation) as of December 31, 2002, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

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




/s/ Harold Y Spector, CPA
Pasadena, California
March 12, 2003

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