Form 10QSB
period 2003-06-30
AGE RESEARCH INC
filed 2003-08-19
CIK 822370

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

                       For the Quarter Ended:    June 30, 2003

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

(1)  Yes [X]   No [ ]    (2)  Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           81,759,301
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 2003

                                                 Table of Contents



                                                  Filing Sections


Cover Page.......................................................................................................1
Part I...........................................................................................................2
Financial Statement Item.........................................................................................2
Financial Statements.............................................................................................2
Balance Sheet....................................................................................................2
Income Statement.................................................................................................3
Cashflow Statement...............................................................................................4
Financial Footnotes............................................................................................5-7
Management Discussion & Analysis.................................................................................8
Controls and Procedures..........................................................................................8
Part II..........................................................................................................9
Legal Proceedings................................................................................................9
Changes in Securities............................................................................................9
Defaults Upon Securities.........................................................................................9
Submission to a Vote.............................................................................................9
Other Information................................................................................................9
Exhibits and Reports.............................................................................................9
List of Exhibits.................................................................................................9
Signatures....................................................................................................9-11


                                                     Exhibits


Exhibits.....................................................................................................10-11
Additional Exhibits..........................................................................................10-11


                        ITEM 1. FINANCIAL STATEMENTS

                              AGE RESEARCH, INC.
                                BALANCE SHEET
                       June 30, 2003 and December 31, 2002

ASSETS                                             June 30, 2003   December 31, 2002
                                                    (unaudited)        (audited)
Current Assets
 Cash                                               $       455      $       310
 Accounts Receivable                                      1,043              752
                                                    -----------      -----------
    Total Current Assets                                  1,498            1,062
                                                    -----------      -----------
Property and Equipment, net of accumulated
 depreciated of $7,354                                        -                -
                                                    -----------      -----------
TOTAL ASSETS                                        $     1,498      $     1,062
                                                    ===========      ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable and Accrued Expenses              $     8,401      $     8,429
 Officer's loan                                          13,700            8,500
                                                    -----------      -----------
    Total Current Liabilities                            22,101           16,929
                                                    -----------      -----------
Stockholders' Deficit
 Common stock, $.001 par value, 100,000,000
  shares authorized, 81,759,301 shares and
  68,759,301 issued and outstanding respectively         81,759           68,759
 Paid-in Capital                                        853,264          736,264
 Unamortized Expenses                                   (56,761)               -
 Accumulated Deficit                                   (898,865)        (820,890)
                                                    -----------      ------------
    Total Stockholders' Deficit                         (20,603)         (15,866)
                                                    -----------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $     1,498      $     1,062
                                                    ===========      ============



See notes to interim unaudited financial statements.

                              AGE RESEARCH, INC.
                    STATEMENTS OF OPERATIONS (Unaudited)





                                          Three Months ended        Six Months ended
                                               June 30,                 June 30,
                                           2003        2002          2003        2002
                                        ----------  ----------    ----------   ----------

SALES                                   $    1,731  $    1,888    $    3,913   $    4,961

COST OF GOODS SOLD                             202         265           532          724
                                        ----------  ----------    ----------   ----------
GROSS PROFIT                                 1,529       1,623         3,381        4,237

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                   76,700       3,881        80,328        9,065
                                        ----------  ----------    ----------   ----------
OPERATING (LOSS)                           (75,171)     (2,258)      (76,947)      (4,828)

OTHER INCOME (EXPENSES)
 Interest and other income                      97           -            97            -
 Interest expense                             (187)       (109)         (325)        (201)
                                        ----------  ----------    ----------   ----------
                                               (90)       (109)         (228)        (201)

NET LOSS BEFORE TAXES                      (75,261)     (2,367)      (77,175)      (5,029)

PROVISION FOR INCOME TAXES                       -           -           800          800
                                        ----------  ----------    ----------   ----------
NET LOSS                                $  (75,261)     (2,367)      (77,975)      (5,829)
                                        ==========  ==========    ==========   ==========
LOSS PER SHARE - BASIC AND DILUTED      $    (0.03) $    (0.00)   $    (0.04)  $    (0.00)
                                        ==========  ==========    ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES       77,425,968  67,259,301    73,092,634   67,259,301
                                        ==========  ==========    ==========   ==========




              See notes to interim unaudited financial statements.

                              AGE RESEARCH, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                              For the six months ended
                                                       June 30,
                                               2003               2002
                                           -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                        $      77,975)    $       (5,829)
  Adjustment to reconcile net
   (loss)to net cash (used in)
   operating activities:
   Stock for services                             130,000                 -
  (Increase) Decrease in:
    Accounts Receivable                             (291)              (341)
    Inventory                                          -                158
   Unamortized stock expenses                    (56,761)                 -
   Increase (Decrease)in:
    Accounts Payable and Accrued Expenses            (28)             2,087
                                           -------------     --------------
  Net Cash Flows (Used in)
   Operating Activities                           (5,055)            (3,925)
                                           -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES                   -                  -
                                           -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Officer's Loan                     5,200              2,300
                                           -------------     --------------
  Net Cash Flows Provided by
  Financing Activities                             5,200              2,300
                                           -------------     --------------
NET INCREASE(DECREASE) IN CASH                       145             (1,625)

CASH AT BEGINNING OF PERIOD                          310              1,970
                                           -------------     --------------

CASH AT END OF PERIOD                      $         455     $          345
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

Presentation of Interim Information: The financial information at June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The results for the six months ended June 30, 2003 may not be indicative of results for the year ending December 31, 2003 or any future periods.

Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share due to the lack of dilutive items in the Company.

New Accounting Standards: In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its balance sheet or statements of operations and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on the Company's statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company's financial position, results of operations or cash flows.





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


NOTE 3 - PENDING BUSINESS COMBINATION

In May 2003, the Company announced to acquire all the issued and outstanding shares of common stock of The Varsity Group, Inc. ("VARS", a Missouri corporation) in exchange for 9,343,920 post split shares of the Company's common stock. This acquisition will be accounted for as a purchase and is expected to close in the third quarter of fiscal 2003.


NOTE 4 - PENDING REVERSE SPLIT

In connection with the acquisition, the Board of Directors authorized a reverse stock split of 1 for 35 shares of stock prior to theclosing date of acquisition and increase the capitalization to 750,000,000 shares.

NOTE 5 - NONCASH EXPENSES

On May 22, 2003, the Company issued 13,000,000 shares of the Company's common stock for services rendered by nonemployees. The stocks are fully vested and nonforfeitable. The Company recorded the stock transactions at their fair market value, capitalized the costs of transactions, and amortized them over the length of the services. The total cost for the services was $130,000. As of June 30, 2003, the balance of unamortized expense was $56,761. The unamortized expense was included in equity section as a contra-equity.


NOTE 6 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

                                            Three Months ended      Six Months ended
                                          June 30,                     June 30,
                                            2003           2002          2003            2002
                                       -------------------------------------------------------------
Numerator:
  Net (Loss)                          $    (75,261)   $     (2,367)   $    (77,975)   $     (5,829)
                                      ------------    ------------    ------------    ------------
Denominator:
  Weighted Average Number of Shares     77,425,968      67,259,301      73,092,634      67,259,301
                                      ------------    ------------    ------------    ------------

Loss per share-Basic and Diluted      $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                      ============    ===========     ============    ============


NOTE 7 - SEGMENT INFORMATION

The Company is currently managed and operated as one business. The entire business is managed by a single management team that reports to the Company's President. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and dose not have separately reportable segments as defined by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".


NOTE 8 - RELATED PARTY TRANSACTIONS

An officer is currently making payments to purchase inventory on behalf of the Company. As of June 30, 2003, the balance due to the officer related the purchases was $1,813. The Company also has notes payable to the officer in the amount of $13,700, accruing interest at 6% per annum. Accrued interest to the officer as of June 30, 2003 is $986.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations
---------------------
Three and Six Months Ended June 30, 2003 compared to June 30, 2002
------------------------------------------------------------------
For the three and six month period ended June 30, 2003, our revenues were approximately $1,731 and $3,913 respectively, for a decrease of $157 and $1,048 respectively from the same periods in 2002.

Cost of goods sold for the three and six month period ended June 30, 2003, were $202 and $532 respectively, for a decrease of $63 and of $192 respectively from the same periods in 2002.

Gross profit for products and services was $1,529 and $3,381 for the three and six months ended June 30, 2003, a decrease of $94 and $856 the same periods prior year.

Selling General & Administrative expense for three and six month period ended June 30, 2003 were $76,700 and $80,328 respectively, for an increase of $72,819 and $71,263 from the same periods in 2002.

The net losses from operations for the three and six months ended June 30, 2003 were $75,171 and $76,947 respectively, for an increase of $72,913 and $72,119 from the same periods prior year.


Liquidity and Capital Resources
-------------------------------
Historically, we have financed our operations through a combination of cash flow derived from operations and debt and equity financing. At June 30, 2003, we had a working capital deficit of $20,603 based on current assets of $1,498 and current liabilities of $22,101.

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



     ITEM 1.  LEGAL PROCEEDINGS
     None.



     ITEM 2.  CHANGES IN SECURITIES
     None.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 28th we filed a preliminary proxy in which notice was given that the following actions will be taken pursuant to the written consent of a majority of our shareholders, dated May 28, 2003, in lieu of a special meeting of the shareholders. The SEC has requested that we add more information and refile the proxy. Once effective, the following actions will be taken:


         1. To approve the acquisition of The Varsity Group, Inc., a Missouri corporation, where the total consideration paid is 9,343,920 authorized and unissued post reverse split common shares, where that number of shares is to equal 80% of the total outstanding after the acquisition.

         2. Amend our certificate of incorporation to change the Company name from AGE Research, Inc. to Enstruxis, Inc., and concurrently to change the Company's OTCBB trading symbol.

         3. Amend our certificate of incorporation to provide for a stock combination (reverse split) of the Common Stock in an exchange ratio to be approved by the Board, ranging from one newly issued share for each two outstanding shares of Common Stock to one newly issued share for each thirty outstanding shares of Common Stock.

         4. Amend our Certificate of Incorporation to increase the authorized number of shares of our common stock from 100,000,000 to 750,000,000.



     ITEM 5.  OTHER INFORMATION
     None.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)


(b)     Reports on Form 8-K.
        --------------------

        May 22, 2003       Item 2: Acquisition of The Varsity Group, Inc
                                   by Age Research Inc. on May 22, 2003




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Age Research, Inc.


Dated: August 19, 2003                    By:/S/Richard F. Holt, President
                                        (Chief Executive and Financial Officer)