Form 10QSB
period 2003-09-30
AGE RESEARCH INC
filed 2003-11-14
CIK 822370

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


    (X} Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Quarter Ended:    September 30, 2003

    { } Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(1)  Yes {X}   No { }    (2)  Yes  {X}    No  { }

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           89,759,301
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2003

                                TABLE OF CONTENTS

                                 Filing Sections


Part I.........................................................................3
Financial Statement Item.......................................................3
Financial Statements...........................................................3
Balance Sheet..................................................................4
Income Statement...............................................................5
Cashflow Statement.............................................................6
Financial Footnotes..........................................................7,8
Management Discussion & Analysis...............................................9
Controls and Procedures........................................................9
Part II.......................................................................10
Legal Proceedings.............................................................10
Changes in Securities.........................................................10
Defaults Upon Securities......................................................10
Submission to a Vote..........................................................10
Other Information.............................................................10
Exhibits and Reports..........................................................10
List of Exhibits..............................................................10
Signatures....................................................................11


                                    EXHIBITS


Exhibits...................................................................12-13
Additional Exhibits........................................................12-13

PART I

ITEM 1. FINANCIAL STATEMENTS


To the Board of Directors and Stockholders
Age Research, Inc.
San Juan Capistrano, California


We have reviewed the accompanying balance sheet of Age Research, Inc. as of September 30, 2003, and the related statements of operations for three and nine months ended September 30, 2003 and 2002, and the related statements of cash flows for the nine months ended September 30, 2003 and 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Age Research, Inc.

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



/s/Spector & Wong, LLP
Spector & Wong, LLP
Pasadena, California
October 28, 2003

                               AGE RESEARCH, INC.
                            BALANCE SHEET (Unaudited)
                               September 30, 2003


                                     ASSETS

Current Assets
  Cash and Cash Equivalents                                $     85
  Accounts Receivable                                           584
                                                           ---------
    Total Current Assets                                        669
                                                           ---------
Property and Equipment
  Furniture and Fixtures                                      5,560
  Machinery and Equipment                                     1,794
                                                           ---------
                                                              7,354
  Less: Accumulated Depreciation                             (7,354)
                                                           ---------
    Total Property and Equipment                                  -
                                                           ---------
TOTAL ASSETS                                               $    669
                                                           =========
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts Payable and Accrued Expenses                    $  8,768
  Officers' Loan                                             13,700
                                                           ---------
    Total Current Liabilities                                22,468
                                                           ---------
Stockholders' Deficit
  Common Stock, $0.001 par value; 100,000,000 shares
   authorized; 81,759,301 shares issued and outstanding      81,759
  Paid-in Capital                                           853,264
  Accumulated Deficit                                      (956,822)
                                                           ---------
      Total Stockholders' Deficit                           (21,799)
                                                           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    669
                                                           =========


See notes to interim unaudited financial statements.

                               AGE RESEARCH, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)

                                                        For Three Months ended                      For Nine Months ended
                                                            September 30,                               September 30,
                                                      2003                 2002                    2003                2002
--------------------------------------------------------------------------------------------------------------------------------
Sales                                         $1,020                $1,670                       $4,932               $6,632

Cost and Expenses
Cost of Goods Sold                                99                   249                          631                  973
Selling, General and Administrative           58,672                 3,012                      138,999               12,078
                                          ------------------------------------------------------------------------------------
                                              58,771                 3,261                      139,630               13,051
                                          ------------------------------------------------------------------------------------

  OPERATIING (LOSS)                          (57,751)               (1,591)                    (134,698)              (6,419)


Other Income (Expenses)
  Interest and Other Income                       -                    -                             97                   -
  Interest Expense                              (207)                 (128)                        (532)                (330)
                                          ------------------------------------------------------------------------------------
                                                (207)                 (128)                        (435)                (330)


NET (LOSS) BEFORE TAXES                      (57,958)               (1,719)                    (135,133)              (6,749)

Provision for Income Taxes                        -                    -                            800                  800
                                          ------------------------------------------------------------------------------------
NET (LOSS)                                  $(57,958)               (1,719)                    (135,933)              (7,549)
                                          ====================================================================================
Net (loss) per share-Basic and Diluted      $   0.00)              $ (0.00)                     $ (0.00)             $ (0.00)
                                          ====================================================================================

Weighted Average Number of Shares         81,759,301            68,259,301                   75,981,523           67,592,634



See notes to interim unaudited financial statements.

                              AGE RESEARCH, INC.
                    STATEMENTS OF CASH FLOWS (Unaudited)


For Nine Months ended September 30,                                           2003               2002
--------------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
  Net (loss)                                                           $    (135,933)         $ (7,549)
  Adjustments to reoncile net (loss) to net cash (used in)
   operating activities:
   Stock for services                                                        130,000                 -
   (Increase) Decrease in:
     Accounts Receivable                                                         169              (123)
     Inventory                                                                    -                236
   Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                                       339            (2,286)
                                                                       -----------------    ---------------

  CASH FLOWS (USED IN) OPERATING ACTIVITIES                                   (5,425)           (9,722)
Cash Flow From Investing Activities                                               -                 -
                                                                       -----------------    ---------------

Cash Flow From Financing Activities
  Proceeds from Issuance of Common Stock                                                         7,500
  Proceeds from Officers' Loan                                                 5,200             2,300
                                                                       -----------------    ---------------

 CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                   5,200             9,800
                                                                       -----------------    ---------------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (225)               78

Cash and cash equivalents, at beginning of period                                310             1,970
                                                                       -----------------    ---------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                            $          85          $  2,048
                                                                       =================    ===============

Supplemental Disclosure of Cash Flow Information:
  Income Taxes Paid                                                    $          -           $    800
                                                                       =================    ===============




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

Presentation of Interim Information: The financial information at September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The results for the nine months ended September 30, 2003 may not be indicative of results for the year ending December 31, 2003 or any future periods.

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


NOTE 3 - PENDING BUSINESS COMBINATION

In May 2003, the Company announced to acquire all the issued and outstanding shares of common stock of The Varsity Group, Inc. ("VARS", a Missouri corporation) in exchange for 9,343,920 post split shares of the Company's common stock. This acquisition will be accounted for as a purchase.

NOTE 4 - PENDING REVERSE STOCK SPLIT

In connection with the acquisition, the Board of Directors authorized a reverse split of 1 for 35 shares of stock prior to the closing date of acquisition and increase the capitalization to 750,000,000 shares.

NOTE 5 - NONCASH EXPENSES

On May 22, 2003, the Company issued 13,000,000 shares of the Company's common stock for services rendered by nonemployees. The stocks are fully vested and nonforfeitable. The Company recorded the stock transactions at their fair market value, capitalized the costs of transactions, and amortized them over the length of the services. As of September 30, 2003, the total cost of $130,000 was fully charged to operations.

NOTE 6 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

                                             Three Months ended              Nine Months ended
                                                 September 30,                    September 30,
                                             2003            2002            2003            2002
                                          -----------------------------    ----------------------------
Numerator:
 Net (Loss)                               $     (57,958)  $     (1,719)    $  (135,933)    $    (7,549)
                                          --------------  ------------     -----------     -----------
Denominator:
 Weighted Average Number of Shares          81,759,3301     68,259,301      75,981,523      67,592,634
                                          --------------  ------------     -----------     -----------
Loss per share-Basic and Diluted          $       (0.00)  $      (0.00)    $     (0.00)    $     (0.00)
                                          =============   ============     ===========     ===========



NOTE 7 - SEGMENT INFORMATION

The Company is currently managed and operated as one business. The entire business is managed by a single management team that reports to the Company's President. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and dose not have separately reportable segments as defined by Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information".


NOTE 8 - RELATED PARTY TRANSACTIONS

An officer is currently making payments to purchase inventory on behalf of the Company. As of September 30, 2003, the balance due to the officer related the purchases was $1,912. The Company also has notes payable to the officer in the amount of $13,700, accruing interest at 6% per annum. Accrued interest to the officer as of September 30, 2003 is $1,193.


NOTE 9 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; and (ii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising our of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2003.

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

Results of Operations
---------------------
Three and Nine Months Ended September 30, 2003 compared to September 30, 2002
------------------------------------------------------------------
Revenues and Costs of Sales. For the three and nine month periods ended September 30, 2003, our revenues were $1,020 and $4,932, respectively, with cost of goods sold of $99 and $631, for a gross profit of $921 and $4,301, respectively. For the three and nine month periods ended September 30, 2002, our revenues were $1,670 and $6,632, respectively, with cost of goods sold of $249 and $973, for a gross profit of $1,421 and $5,659, respectively.

Operating Expenses. Total operating expenses for three and nine month period ended September 30, 2003 were $58,672 and $138,999, respectively compared to $3,012 and $12,078 for 2002. The net losses for the three and nine months ended September 30, 2003 were $57,958 and $135,133, compared to the net losses for the three and nine months ended September 30, 2002 were $1,719 and $6,749.

Liquidity and Capital Resources
-------------------------------
Historically, we have financed our operations through a combination of cash flow derived from operations and debt and equity financing. At September 30, 2003, we had a working capital deficit of $21,799 based on current assets of $669 and current liabilities of $22,468.

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

                  ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d- 14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures as of September 30, 2003.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 28th we filed a preliminary proxy and on October 10, 2003 we filed an amendment to the proxy in which notice was given that the following actions will be taken pursuant to the written consent of a majority of our shareholders, dated May 28, 2003, in lieu of a special meeting of the shareholders. The SEC has some additional comments which we will respond to shortly. Once effective, the following actions will be taken:


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

                                      Age Research, Inc.


Dated: November 14, 2003               By:/S/Richard F. Holt, President
                                      -----------------------------------------
                                      (Chief Executive and Financial Officer)