Form 10QSB/A
period 2003-06-30
AGE RESEARCH INC
filed 2004-01-12
CIK 822370

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB/A

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: June 30, 2003

[ ]  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _____________ to ____________

Commission File Number:        0-26285

AGE RESEARCH, INC.

(Name of Small Business Issuer in its charter)

Delaware	87-0419387

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

31103 Rancho Viejo Road, #2102, San Juan Capistrano, CA 92675

(Address of principal executive offices and Zip Code)

(800) 597-1970

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

(1)   Yes [X]   No [ ]   (2)   Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classesof common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	81,759,301

Title of Class	Number of Shares Outstanding as of June 30, 2003

Table of Contents

Filing Sections

Cover Page	1
Part I	2
Financial Statement Item	2
Financial Statements	2
Balance Sheet	2
Income Statement	3
Cashflow Statement	4
Financial Footnotes	5-7
Management Discussion & Analysis	8
Controls and Procedures	8
Part II	9
Legal Proceedings	9
Changes in Securities	9
Defaults Upon Securities	9
Submission to a Vote	9
Other Information	9
Exhibits and Reports	9
List of Exhibits	9
Signatures	9-11

Exhibits

Exhibits	10-11
Additional Exhibits	10-11

ITEM 1. FINANCIAL STATEMENTS

AGE RESEARCH, INC.
BALANCE SHEET
June 30, 2003 and December 31, 2002

ASSETS	June 30,2003	December 31,2002
(unaudited)		(audited )
Current Assets
Cash	$455	$310
Accounts Receivable	1,043	752

Total Current Assets	1,498	1,062

Property and Equipment, net of accumulated
depreciated of $7,354	-	-

TOTAL ASSETS	$1,498	$1,062

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$8,401	$8,429
Officer's loan	13,700	8,500

Total Current Liabilities	22,101	16,929

Stockholders' Deficit
Common stock, $.001 par value, 100,000,000
shares authorized, 81,759,301 shares and
68,759,301 issued and outstanding respectively	81,759	68,759
Paid-in Capital	853,264	736,264
Unamortized Expenses	(56,761)	-
Accumulated Deficit	(898,865)	(820,890)

Total Stockholders' Deficit	(20,603)	(15,866)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,498	$1,062

See notes to interim unaudited financial statements.

AGE RESEARCH, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002

SALES	$1,731	$1,888	$3,913	$4,961

COST OF GOODS SOLD	202	265	532	724

GROSS PROFIT	1,529	1,623	3,381	4,237

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	76,700	3,881	80,328	9,065

OPERATING (LOSS)	(75,171)	(2,258)	(76,947)	(4,828)

OTHER INCOME (EXPENSES)
Interest and other income	97	-	97	-
Interest expense	(187)	(109)	(325)	(201)

	(90)	(109)	(228)	(201)

NET LOSS BEFORE TAXES	(75,261)	(2,367)	(77,175)	(5,029)

PROVISION FOR INCOME TAXES	-	-	800	800

NET LOSS	$(75,261)	(2,367)	(77,975)	(5,829)

LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.00)	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES	77,425,968	67,259,301	73,092,634	67,259,301

See notes to interim unaudited financial statements.

AGE RESEARCH, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$77,975)	$(5,829)
Adjustment to reconcile net
(loss)to net cash (used in)
operating activities:
Stock for services	130,000	-
(Increase) Decrease in:
Accounts Receivable	(291)	(341)
Inventory	-	158
Unamortized stock expenses	(56,761)	-
Increase (Decrease)in:
Accounts Payable and Accrued Expenses	(28)	2,087

Net Cash Flows (Used in)
Operating Activities	(5,055)	(3,925)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Officer's Loan	5,200	2,300

Net Cash Flows Provided by
Financing Activities	5,200	2,300

NET INCREASE(DECREASE) IN CASH	145	(1,625)

CASH AT BEGINNING OF PERIOD	310	1,970

CASH AT END OF PERIOD	$455	$345

See notes to interim unaudited financial statements.

AGE RESEARCH, INC.
NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Presentation of Interim Information: The financial information at June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on the Company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company’s financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

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

NOTE 3 – PENDING BUSINESS COMBINATION

In May 2003, the Company announced to acquire all the issued and outstanding shares of common stock of The Varsity Group, Inc. ("VARS", a Missouri corporation) in exchange for 9,343,920 post split shares of the Company’s common stock. This acquisition will be accounted for as a purchase and is expected to close in the third quarter of fiscal 2003.

NOTE 4 – PENDING REVERSE SPLIT

In connection with the acquisition, the Board of Directors authorized a reverse stock split of 1 for 35 shares of stock prior to the closing date of acquisition and increase the capitalization to 750,000,000 shares.

NOTE 5 – NONCASH EXPENSES

On May 22, 2003, the Company issued 13,000,000 shares of the Company’s common stock for services rendered by nonemployees. The stocks are fully vested and nonforfeitable. The Company recorded the stock transactions at their fair market value, capitalized the costs of transactions, and amortized them over the length of the services. The total cost for the services was $130,000. As of June 30, 2003, the balance of unamortized expense was $56,761. The unamortized expense was included in equity section as a contra-equity.

NOTE 6 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2003	2002	2003	2002

Numerator:
Net (Loss)	$(75,261)	$(2,367)	$(77,975)	$(5,829)

Denominator:
Weighted Average Number of Shares	77,425,968	67,259,301	73,092,634	67,259,301

Loss per share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NOTE 7 – SEGMENT INFORMATION

The Company is currently managed and operated as one business. The entire business is managed by a single management team that reports to the Company’s President. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and dose not have separately reportable segments as defined by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

NOTE 8 – RELATED PARTY TRANSACTIONS

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

ITEM 3. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)     Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

2.    Amend our certificate of incorporation to change the Company name from AGE Research, Inc. to Enstruxis, Inc., and concurrently to change the Company’s OTCBB trading symbol.

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

Age Research, Inc.

Dated: January 12, 2004	By:/S/Richard F. Holt, President
(Chief Executive and Financial Officer)