Form 10KSB
period 2003-12-31
AGE RESEARCH INC
filed 2004-03-30
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to __________

Commission File Number         0-26285

AGE RESEARCH, INC.

(Exact name of registrant as specified in charter)

DELAWARE	87-0419387
State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization

31103 Rancho Viejo Road, #2102, San Juan Capistrano, CA	92675
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code (800) 597-1970

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $6,796

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

The market value of shares held by nonaffiliates is $1,214,149 based on the bid price of $0.02 per share at March 24, 2004.

As of March 24, 2004, the Company had 81,759,301 shares of common stock issued and outstanding.

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

Forward-Looking Statements

This Annual Report on Form 10-KSB, including the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements.  The words "believe," "expect," "anticipate," "intends," "projects," and similar expressions identify forward-looking statements.  The forward-looking statements in this document are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management's discussion and analysis or plan of operations and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

The Company was incorporated on July 10, 1984, under the name Mammon Oil & Gas, Inc. ("Mammon"), in the state of Utah. On February 24, 1986, Mammon's shareholders approved proposals to change the business direction of the Registrant to the business of health care including research, development and marketing, and a name change to Volt Research, Inc.

From August 1986 to August 1988, the Company engaged in operating clinics dedicated to Retin-A skin therapy. Since December 1987, the Company has marketed its non-prescription skin care products to physicians practicing skin therapy medical specialties. In August 1988, management decided to concentrate on selling its expertise and products directly to physicians, and the clinic operations were phased out.

Current Business Activities and Products

As of January 1, 2004, the Company has discontinued its business activities and operations and has had no revenues or earnings from operations. The Company currently has no significant assets, paid employees, or financial resources, and has no prospects of resuming its prior business operations. The Company's current business purpose is to hold itself out as a candidate for a potential merger or acquisition. The Company has not entered into any formal discussions with any party regarding such a business opportunity and there is no assurance that the Company can identify such a business opportunity and consummate such a business combination. The Company's business objective is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern

The Company's financial statements for the years ended December 31, 2003, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses and has stockholders' and working capital deficiencies. These deficiencies may raise substantial doubt about its ability to continue as a going concern.

No Revenue and Minimal Assets

The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business. There is no assurance that the Company can identify such a business and consummate such a business combination.

Speculative Nature of Company's Proposed Operations

The success of the Company's proposed plan of operation will depend, to a great extent, on the operations, financial condition and management of a business with which the Company desires to combine. While the Company intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. If the Company completes a business combination, of which there can be no assurance, the success of operations may be dependent upon management of the other business firm and numerous other factors beyond the Company's control.

Scarcity of and Competition for Business Opportunities and Combinations

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

Lack of Market Research or Marketing Organization

The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. If demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Probable Change in Control and Management

A business combination involving the issuance of the Company's stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Reduction of Percentage Share Ownership Following Business Combination

The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by shareholders of the Company immediately preceding such issuance and would most likely result in a change in control or management of the Company.

Requirement of Audited Financial Statements May Disqualify Business Opportunities

The Company believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company currently does not own any properties or invest in any real estate or interest in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The Company's common stock was cleared for quotations on the OTCBB in January 2000 under the symbol "AGER". The bid prices represent inter-dealer quotations, without adjustments for retail mark ups, mark-downs or commissions and may not necessarily represent actual transactions.

	High Bid	Low Bid

2003
First Quarter	$0.01	$0.005
Second Quarter	$0.05	$0.01
Third Quarter	$0.30	$0.04
Fourth Quarter	$0.09	$0.03

2002
First Quarter	$0.01	$0.005
Second Quarter	$0.01	$0.005
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.02	$0.005

At March 24, 2004, the bid and ask price for Company's Common Stock as quoted on the OTC Bulletin Board was $0.02 and $0.03, respectively.

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As of March 24, 2004, the Company had approximately 254 shareholders of record based on information provided by the Company's transfer agent.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Year ended December 31, 2003, compared to December 31, 2002

Revenues and Costs of Sales. For the fiscal year ended December 31, 2003, the Company had sales of $6,796, with cost of goods sold of $885. For the fiscal year ended December 31, 2002, the Company had sales of $7,894, with cost of goods sold of $1,211. Selling, general and administrative expenses for 2003 were $144,540, compared to selling, general and administrative expenses for 2002 of $17,059. The increase in selling, general and administrative expenses for 2003 is primarily attributable accounting fees and other expenses related to the proposed acquisition of all of the issued and outstanding shares of common stock of The Varsity Group, Inc., a Missouri corporation, and expenses related to compliance with SEC rules and regulations. The Company publicly announced the termination of the acquisition on February 20, 2004, due to the extraordinary time required to complete the transaction as well as the most current financial condition of The Varsity Group. The net loss from operations for 2003 was $138,629 compared to net loss from operations for 2002 of $10,375.

Liquidity and Capital Resources

At December 31, 2003, the Company had a working capital deficit of $25,924 based on current assets of $1,097 consisting of cash $27, and accounts receivable of $1,070, and current liabilities $27,021, consisting of accounts payable and accrued expenses of $12,221 and officers' loan of $14,800. The Company funded its operating expenses primarily through unsecured borrowings in the aggregate amount of $24,485.

As of January 1, 2004, the Company has discontinued its business activities and operations and has had no revenues or earnings from operations. The Company does not have any plans to make any material commitments for capital expenditures. The Company's current business purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officers has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period of this report, the Company carried out and evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the

Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names of the Company's executive officers and directors and the positions held by each of them are set forth below:

Name	Position
Richard F. Holt	President, Chief Financial Officer and Director
Wendy Holt Houlihan	Vice President and Director

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

Richard F. Holt, age 63, has been president and director of the Company since August 1995. In 1963, Mr. Holt graduated from Stanford University with a Bachelor of Science degree. Mr. Holt earned an MBA from UCLA School of Business in 1968. From 1969 to 1985, Mr. Holt was the CEO of Modulearn, Inc., and Micro General, Inc. From 1985 until 1995, when he became president of the Company, Mr. Holt worked independently as an investor.

Wendy Holt Houlihan, age 31, was appointed vice-president and director of the Company in April 2000. Ms. Holt is a graduate of UCLA (1995) with degrees in business and history. For the past six years she has worked for Tricon Food Services as a creator and implementor of internet functions in the Human Resources department. Ms. Holt is the daughter of Mr. Holt.

The Company does not have a formal Audit Committee per se. In lieu of the Audit Committee, the Board of Directors functions as such. In addition, the Company does not have sufficient resources to compensate an independent director who is deemed to be a financial expert.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company believes that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports have been timely filed.

Code of Ethics

The Company has not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because the sole officer and director serves in all the above capacities. The Company's decision to not adopt such a code of ethics is due to the Company's lack of any current business activities and operations.

ITEM 10. EXECUTIVE COMPENSATION

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 2003, 2002 and 2001, nor at any time during 2003, 2002 or 2001. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors may be compensated for services provided to the Company. As of the date hereof, no person has accrued any compensation from the Company.

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2003, the end of the Company's last completed fiscal year):

SUMMARY COMPENSATION TABLE

Long Term Compensation

______________________

Annual Compensation Awards Payouts

Other Restricted

Name and Annual Stock Options LTIP All other

		Annual Compnesation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus($)	Other Annual Compensation	Restricted Stock Awards	Options /SARs	LTIP Payout	All other Compensation
Richard F. Holt	2003	$ -0-	-0-	-0-	-0-	-0-	-0-	-0-
President	2002	$ -0-	-0-	-0-	-0-	-0-	-0-	-0-
	2001	$ -0-	-0-	-0-	-0-	-0-	-0-	-0-

Options/SAR Grants in Last Fiscal Year

None.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

Not Applicable.

Other Compensation

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth the number of shares of the Company's Common Stock, par value $0.001, held by each person who is believed to be the beneficial owner of 5% or more of the 81,759,301 shares of the Company's common stock outstanding at March 24, 2004, based on the Company's transfer agent's list, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

Title of	Name and Address	Amount and Nature of	Percent
Class	Of Beneficial Owner	Beneficial Ownership	of Class
Common	Mark A. Scharmann(1)	5,193,100	6.35
	1661 Lakeview Circle
	Ogden, UT 84403

Common	Wendy Holt Houlihan (2)	5,000,000	6.12
	1061 Camino del Sol
	San Marcos, CA 92069

Common	Richard B. Holt (3)	5,400,000	6.60
	24382 Antilles Way
	Dana Point, CA 92629

Common	Jean Armstrong	8,026,050	9.82
	P.O. Box 6743
	Pine MTN. Club, CA 93222

Common	Eldridge D. Huntington	6,000,000	7.34
	5314 Anaheim Road
	Long Beach, CA 90815

Common	Richard F. Holt (4)	10,651,833	13.03
	1 Strawberry Lane
	San Juan Capistrano, CA 92675

Officers and Directors
Common	Richard F. Holt,	---- see above ----
	President/director

Common	Wendy Holt Houlihan (2)	---- see above ----
	Vice-president/director
All Officers, Directors,
as a Group (2 Persons)	15,651,833	19.14

  Includes 13,100 held of record by Troika Capital Investments, an entity controlled by Mr. Scharmann.

  Wendy Holt Houlihan is the adult daughter of Richard F. Holt.

  Richard B. Holt is the adult son of Richard F. Holt.

  Richard F. Holt's share numbers include 6,537,290 shares held in a family trust and 50,000 shares held in a trust by his spouse, Bonnie Holt. Richard and Bonnie Holt have control over the shares held in the family trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our president, Richard F. Holt, has made payments to purchase inventory on behalf of the Company. As of December 31, 2003 and 2002, the balance due him related to the purchases were $2,116 and $1,231, respectively. The Company also has notes payable to him in the amount of $14,800, accruing interest at 6% per annum. The note is due on demand.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)FINANCIAL STATEMENTS.

The following financial statements are included in this report:

Title of Document	Page

(a)(2)FINANCIAL STATEMENT SCHEDULES.

The following financial statement schedules are included as part of this report: None.

(a)(3)EXHIBITS.

Exhibit No. Document

3(i)	Articles of Incorporation, as amended*
3(ii)	By-laws*
23.1	Consent of Spector & Wong LLP, the Company's Independent Public Accountants
31.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

*Incorporated herein by reference from the Company's Form 10-SB filed with the Commission on June 7, 1999, Commission File No. 0-26285.

(b) REPORTS ON FORM 8-K. None.

Item 14. Principal Accountant Fees and Services

The Company does not have an Audit Committee and therefore the Board of Directors reviews and approves audit and permissible non-audit services performed by Spector & Wong, LLP and Harold Spector, CPA, as well as the fees charged by them for such services. In its review of non audit service fees and its appointment of Spector & Wong, LLP as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining Spector & Wong, LLP's independence.

AUDIT FEES. The aggregate fees billed by Spector & Wong, LLP (for 2003 audit) and Harold Spector, CPA (for 2002 audit) for professional services for the audit of the annual financial statements of the Company and the review of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $7,800 and $7,500, respectively.

AUDIT-RELATED FEES. There were no other fees billed either by Spector & Wong, LLP or Harold Spector, CPA during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX FEES. The aggregate fees billed by Spector & Wong, LLP and Harold Spector, CPA, in 2003 and 2002, respectively, for tax filing services and preparation were $500 for each of the last two fiscal year.

ALL OTHER FEES FOR PRODUCTS AND SERVICES. There were no other fees billed either by Spector & Wong, LLP or Harold Spector, CPA during the last two fiscal years for professional services rendered by them for other products or services.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: March 30, 2004	By: /s/ Richard F. Holt
Richard F. Holt, President,
Principal Accounting Officer, and
Director

Date: March 30, 2004	By: /s/ Wendy Holt Houlihan
Wendy Holt Houlihan, Director

HAROLD Y. SPECTOR, CPA	80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA	SUITE 723
PASADENA, CA 91101

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and stockholders

of Age Research, Inc.

We have audited the accompanying balance sheet of Age Research, Inc. (a Delaware corporation) as of December 31, 2003, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Age Research, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

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

/s/ Spector & Wong, LLP

Pasadena, California

March 18, 2004

AGE RESEARCH, INC.

BALANCE SHEET

ASSETS
Current Assets
Cash	$ 27
Accounts Receivable	1,070
Total Current Assets	1,097

Property and Equipment, net of accumulated depreciation
of $7,354	-

TOTAL ASSETS	$ 1,097

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$ 12,221
Officers' Loan	14,800
Total Current Liabilities	27,021

Stockholders' Deficit
Common Stock, $0.001 par value, 100,000,000 shares
authorized, 81,759,301 shares issued and outstanding	81,759
Paid-in Capital	853,264
Accumulated Deficit	(960,947)
(25,924)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,097

See notes to financial statements

AGE RESEARCH, INC.

STATEMENT OF OPERATIONS

For years ended December 31,	2003	2002
Sales	$ 6,796	$ 7,894

Cost and Expenses
Cost of Goods Sold	885	1,211
Selling, General and Administrative Expenses	144,540	17,059
	145,425	18,269

Operating (loss)	(138,629)	(10,375)

Other Income (Expense)
Miscellaneous Income	96	-
Interest Expense	(725)	(458)
	(629)	(458)

Net (loss) before taxes	(139,258)	(10,833)

Provision for Income Taxes	800	800

Net (loss)	$ (140,058)	$ (11,633)

Net (loss) per share-Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Shares	76,342,634	67,884,301

See notes to financial statements

AGE RESEARCH, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For years ended December 31, 2003 and 2002

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December .31, 2001	67,259,301	$ 67,259	$ 730,264	$ (809,256)	$ (11,733)

Issuance of stock for cash	1,500,000	1,500	6,000		7,500

Net (loss)				(11,633)	(11,633)
Balance at December .31, 2002	68,759,301	68,759	736,264	(820,889)	(15,866)

Issuance of stock for services	13,000,000	13,000	117,000		130,000

Net (loss)				(140,058)	(140,058)

Balance at December 31, 2003	81,759,301	$ 81,759	$ 853,264	$ (960,947)	$ (25,924)

See notes to financial statements.

AGE RESEARCH, INC.

STATEMENTS OF CASH FLOWS

For years ended December 31,	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$ (140,058)	$ (11,633)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Noncash expenses	130,000	-
Depreciation	-	177
Decrease in:
Accounts Receivable	(317)	253
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	3,792	(256)
Net cash flows (used in) operating activities	(6,583)	(11,459)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	7,500
Proceeds from Officers' Loan	6,300	2,300
Net cash flows provided by financing activities	6,300	9,800

NET (DECREASE) IN CASH	(283)	(1,659)

CASH AT BEGINNING OF YEAR	310	1,970

CASH AT END OF YEAR	$ 27	$ 310

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$ 800	$ 800

See notes to financial statements

AGE RESEARCH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES

Nature of Business Age Research, Inc. (the "Company') produces and sells a line of premium skin care products to physicians and mail order. The Company has developed its own line of dermatologist-formulated skin care products including moisturizers, cleaners, sunscreens, and anti-aging emollients with glycolic acid. The products are sold under the name of RejuvenAge, which is trademarked in United States and United Kingdom, and name of Bladium, which is trademarked in United States. The trademark in United Kingdom will be expired in September 2006.

Use of estimates The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. No provisions were established for estimated product returns and allowances based on the Company's historical experience.

Accounts Receivable Management of the Company considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. Bad debt expense for years ended December 31, 2003 and 2002 was $0 and $97, respectively.

Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share due to the lack of dilutive items in the Company.

Other Significant Accounting Policies

Cash Equivalents For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

Inventories Inventory consists of products already packaged and ready for shipments to customers, and are stated at cost, using the first-in, first-out method.

Property and Equipment Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 5 to 7 years for computer and office equipment, and 7 years for furniture and fixtures. Property and Equipment are fully depreciated as of 12/31/01.

Income Taxes Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

AGE RESEARCH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND CRITICAL ACCOUNTING POLICIES (Continued)

Shipping and Handling Costs The Company historically has included inbound shipping charges in cost of sales and classified outbound shipping charges as operating expenses. For years ended December 31, 2003 and 2002, the outbound shipping charges included as operating expenses were $467 and $747, respectively.

Derivatives In June 1998, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The Company currently does not use derivative financial products for hedging or speculative purposes and as a result, does not anticipate any impact on the Company's financial statements.

New Accounting Standards: In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on the Company's statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company's consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued Statement of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its consolidated balance sheets or statements of operations and cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, its consolidated financial position or results of operations may be adversely impacted.

NOTE 2 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company suffered losses of $140,058and $11,633 for years ended December 31, 2003 and 2002, respectively, and as of December 31, 2003, the Company's total liabilities exceeded its total assets by $25,924. Unless the Company combines with another going business, the Company cannot continue as a going concern.

AGE RESEARCH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

Provision for income tax for years ended December 31, 2003 and 2002 consisted of $800 minimum state franchise tax each year.

As of December 31, 2003, the Company has net operating loss carryforwards, approximately, of $582,665 to reduce future taxable income. To the extent not utilized, the carryforwards will begin to expire through 2022. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The deferred net tax assets consist of the following at December 31:

	2003	2002
Net Operating Loss Carryforwards	$ 215,608	$ 227,644
Valuation Allowance	(215,608)	(227,644)

Net deferred tax assets	$ 0	$ 0

NOTE 4 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) per share:

	2003	2002
Numerator:
Net (Loss)	$ (140,058)	$ (11,633)
Denominator:
Weighted Average Number of Shares	76,342,634	67,884,301

Loss per share-Basic and Diluted	$ (0.00)	$ (0.00)

NOTE 5 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 6 - RELATED PARTY TRANSACTIONS

An officer is currently making payments to purchase inventory on behalf of the Company. As of December 31, 2003 and 2002, the balance due to the officer related the purchases were $2,116 and $1,231. The Company also has notes payable to the officer in the amount of $14,800, accruing interest at 6% per annum. The note is due on demand.

AGE RESEARCH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - TERMINATION OF BUSINESS COMBINATION

In May 2003, the Company announced to acquire all the issued and outstanding shares of common stock of a Missouri corporation named as The Varsity Group, Inc., in exchange for 9,343,920 post split shares of the Company's common stock. In the fourth quarter, the acquisition was terminated and did not take place.

NOTE 8 - GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2003.

NOTE 9 - SUBSEQUENT EVENT

On January 1, 2004, the Board of Directors approved to discontinue the buying and reselling of skincare products and to dispose of the trademarks, RejuvenAge and Baldium to an officer at a later date. As of that date, the Company discontinued all business operations.