Form 10QSB/A
period 2003-06-30
AGE RESEARCH INC
filed 2004-04-21
CIK 822370

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

PART

II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 28, 2003, we filed a preliminary information statement in which notice was given that certain actions will be taken pursuant to the written consent of a majority of our stockholders, dated May 28, 2003, in lieu of a special meeting of the stockholders to approve the acquisition of The Varsity Group, Inc. and amend our certificate of incorporation to change our corporate name, increase the authorized number of shares of common stock, and effectuate a reverse stock split. On February 25, 2004, we filed a Form 8-K with the Securities and Exchange Commission announcing that, in a letter dated February 20, 2004, we formally notified The Varsity Group that we have withdrawn our offer set forth in the Agreement of May 22, 2003 to acquire The Varsity Group due to the extraordinary time required to complete the transaction as well as the most current financial condition of The Varsity Group. Subsequently, we have filed amendments to the preliminary information statement on April 2 and April __, 2004, which provide notice that certain actions will be taken pursuant to the written consent of a majority of our stockholders, dated March 24, 2004, in lieu of a special meeting of the stockholders, to approve an increase in the authorized number of shares of our common stock and to effectual a reverse stock split.

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

Dated: April 21, 2004 Age Research, Inc.

/s/ Richard F. Holt

By: Richard F. Holt

President, Chief Executive Officer &

Chief Financial Officer