Form 10QSB/A
period 2003-06-30
AGE RESEARCH INC
filed 2004-05-10
CIK 822370

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB/A

Amendment No. 3

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended: June 30, 2003

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _____________ to ____________

Commission File Number: 0-26285

AGE RESEARCH, INC.

(Name of Small Business Issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0419387 (I.R.S. Employer I.D. No.)

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

(1)     Yes     [X]          No     [ ]          (2)     Yes     [X]          No     [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	81,759,301
Title of Class	Number of Shares Outstanding as of June 30, 2003

Table of Contents

Filing Sections

Cover Page	1
Part I	2
Financial Statement Item	2
Financial Statements	2
Balance Sheet	2
Income Statement	3
Cashflow Statement	4
Financial Footnotes	5-7
Management Discussion & Analysis	8
Controls and Procedures	8
Part II	9
Legal Proceedings	9
Changes in Securities	9
Defaults Upon Securities	9
Submission to a Vote	9
Other Information	9
Exhibits and Reports	9
List of Exhibits	9
Signatures	10

Exhibits

Exhibits	11-12

ITEM 1. FINANCIAL STATEMENTS

AGE RESEARCH, INC.

BALANCE SHEET

June 30, 2003 and December 31, 2002

ASSETS	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
Current Assets
Cash	$ 455	$ 310
Accounts Receivable	1,043	752
Total Current Assets	1,498	1,062

Property and Equipment, net of accumulated depreciated of	$7,354	- -

TOTAL ASSETS	$ 1,498	$ 1,062

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ 8,401	$ 8,429
Officer's loan	13,700	8,500

Total Current Liabilities	22,101	16,929
Stockholders' Deficit
Common stock, $.001 par value, 100,000,000 shares authorized, 81,759,301 shares and 68,759,301 issued and outstanding respectively	81,759	68,759
Paid-in Capital	853,264	736,264
Unamortized Expenses	(56,761)	-
Accumulated Deficit	(898,865)	(820,890)

Total Stockholders' Deficit	(20,603)	(15,866)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,498	$ 1,062

See notes to interim unaudited financial statements.

AGE RESEARCH, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
SALES	$ 1,731	$ 1,888	$ 3,913	$ 4,961

COST OF GOODS SOLD	202	265	532	724

GROSS PROFIT	1,529	1,623	3,381	4,237

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	76,700	3,881	80,328	9,065

OPERATING (LOSS)	(75,171)	(2,258)	(76,947)	(4,828)

OTHER INCOME (EXPENSES)
Interest and other income	97	-	97	-
Interest expense	(187)	(109)	(325)	(201)
	(90)	(109)	(228)	(201)
NET LOSS BEFORE TAXES	(75,261)	(2,367)	(77,175)	(5,029)

PROVISION FOR INCOME TAXES	-	-	800	800

NET LOSS	$ (75,261)	(2,367)	(77,975)	(5,829)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.03)	$ (0.00)	$ (0.04)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES	77,425,968	67,259,301	73,092,634	67,259,301

See notes to interim unaudited financial statements.

AGE RESEARCH, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (77,975)	$ (5,829)
Adjustment to reconcile net (loss) to net cash (used in) operating activities:
Stock for services	130,000	-
(Increase) Decrease in:
Accounts Receivable	(291)	(341)
Inventory	-	158
Unamortized stock expenses	(56,761)	-
Increase (Decrease)in:
Accounts Payable and Accrued Expenses	(28)	2,087

Net Cash Flows (Used in)
Operating Activities	(5,055)	(3,925)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Officer's Loan	5,200	2,300

Net Cash Flows Provided by
Financing Activities	5,200	2,300

NET INCREASE (DECREASE) IN CASH	145	(1,625)

CASH AT BEGINNING OF PERIOD	310	1,970

CASH AT END OF PERIOD	$ 455	$ 345

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

NOTE 6 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the periods:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2003	2002	2003	2002
Numerator:
Net (Loss)	$ (75,261)	$ (2,367)	$ (77,975)	$ (5,829)
Denominator:
Weighted Average Number of Shares	77,425,968	67,259,301	73,092,634	67,259,301

Loss per share-Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

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

NOTE 8 - RELATED PARTY TRANSACTIONS

An officer is currently making payments to purchase inventory on behalf of the Company. As of June 30, 2003, the balance due to the officer related to the purchases was $1,813. The Company also has notes payable to the officer in the amount of $13,700, accruing interest at 6% per annum. Accrued interest to the officer as of June 30, 2003 is $986.

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

ITEM 3. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this amended quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

  Changes in Internal Controls over Financial Reporting. During the period covered by this amended quarterly report, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 28, 2003, we filed a preliminary information statement in which notice was given that certain actions will be taken pursuant to the written consent of a majority of our stockholders, dated May 28, 2003, in lieu of a special meeting of the stockholders to approve the acquisition of The Varsity Group, Inc. and amend our certificate of incorporation to change our corporate name, increase the authorized number of shares of common stock, and effectuate a reverse stock split. On February 25, 2004, we filed a Form 8-K with the Securities and Exchange Commission announcing that, in a letter dated February 20, 2004, we formally notified The Varsity Group that we have withdrawn our offer set forth in the Agreement of May 22, 2003 to acquire The Varsity Group due to the extraordinary time required to complete the transaction as well as the most current financial condition of The Varsity Group. Subsequently, we have filed amendments to the preliminary information statement on April 2 and April 21, 2004, which provide notice that certain actions will be taken pursuant to the written consent of a majority of our stockholders, dated March 24, 2004, in lieu of a special meeting of the stockholders, to approve an increase in the authorized number of shares of our common stock and to effectual a reverse stock split.

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

                                                                                                                            Age Research, Inc.

Dated: May 10, 2004                                                                                           By:/s/ Richard F. Holt

                                                                                                                                    Richard F. Holt, President,

                                                                                                                                    Chief Executive Officer and Chief Financial Officer