Form 10QSB
period 2004-03-31
AGE RESEARCH INC
filed 2004-05-17
CIK 822370

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended: March 31, 2004

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

(1)   Yes [X]   No [ ]

(2)   Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	81,759,301
Title of Class	Number of Shares Outstanding as of March 31, 2004

Table of Contents

Filing Sections

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis	6
Controls and Procedures	8
Part II	8
Legal Proceedings	8
Changes in Securities	8
Defaults Upon Securities	8
Submission to a Vote	8
Other Information	9
Exhibits and Reports	9
List of Exhibits	9
Signatures	10

Exhibits

Index to Exhibits	11
Exhibits	12

Except as otherwise noted in this report, "Age Research" the "Company," "we," "us" and "our" collectively refer to Age Research, Inc.

ITEM 1. FINANCIAL STATEMENTS

AGE RESEARCH

BALANCE SHEET (Unaudited)

March 31, 2004

ASSETS
Current Assets
Cash	$ 117
Accounts Receivable	51
Total Current Assets	168

TOTAL ASSETS	$ 168

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$ 14,488
Officers' Loan	14,800
Total Current Liabilities	29,288

Stockholders' Deficit
Common Stock, $0.001 par value, 100,000,000 shares
authorized, 81,759,301 shares issued and outstanding	81,759
Paid-in Capital	853,264
Accumulated Deficit	(964,143)
(29,119)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 168

See notes to interim unaudited financial statements

AGE RESEARCH

STATEMENTS OF OPERATIONS (Unaudited)

For three months ended March 31,	2004	2003
Sales	$ -	$ 2,182

Cost and Expenses
Cost of Goods Sold	-	330
Selling, General and Administrative Expenses	2,173	3,628
	2,173	3,958

Operating (loss)	(2,173)	(1,776)

Interest Expense	(222)	(138)

Net (loss) before taxes	(2,395)	(1,914)

Provision for Income Taxes	800	800

Net (loss)	$ (3,195)	$ (2,714)

Net (loss) per share-Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Shares	76,342,634	67,884,301

See notes to interim unaudited financial statements

AGE RESEARCH

STATEMENTS OF CASH FLOWS (Unaudited)

For Three Months ended March 31,	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$ (3,195)	$ (2,714)
Adjustments to reoncile net (loss) to net cash (used in)
operating activities:
Noncash expenses
(Increase) Decrease in:
Accounts Receivable	1,019	(336)
Increase in:
Accounts Payable and Accrued Expenses	2,266	2,091
Net cash flows provided by (used in) operating activities	90	(959)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Officers' Loan	-	1,200
Net cash flows provided by financing activities	-	1,200

NET INCREASE (DECREASE) IN CASH	90	241

CASH AT BEGINNING OF PERIOD	27	310

CASH AT END OF OF PERIOD	$ 117	$ 551

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$ 0	$ 0

See notes to interim unaudited financial statements

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business Age Research, Inc. (the "Company") historically produces and sold a line of premium skin care products to physicians and mail order. The Company has developed its own line of dermatologist-formulated skin care products including moisturizers, cleaners, sunscreens, and anti-aging emollients with glycolic acid. The products are sold under the name of RejuvenAge, which is trademarked in United States and United Kingdom, and name of Bladium, which is trademarked in United States. Commencing January 1, 2004, the Company ceased operation.

Presentation of Interim Information: The financial information at March 31, 2004 and for the three months ended March 31, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share due to the lack of dilutive items in the Company.

Note 2 - Ceased Operations

On January 1, 2004, the Board of Directors approved to discontinue the buying and reselling skincare products and to dispose of the trademarks, RejuvenAge and Baldium to an officer at a later date.

Note 3 - Net Loss per Share

	2003	2002
Numerator:
Net (Loss)	$ (3,195)	$ (2,714)
Denominator:
Weighted Average Number of Shares	76,342,634	68,259,301

Loss per share-Basic and Diluted	$ (0.00)	$ (0.00)

Note 4 - Segment Information

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

Note 5 - Related Party Transactions

An officer used to make payments to purchase inventory on behalf of the Company. As of March 31, 2004 and 2003, the balance due to the officer related the purchases were $2,116 and $1,561. The Company also has notes payable to the officer in the amount of $14,800, accruing interest at 6% per annum. The note is due on demand.

Note 6 - Guarantees

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; and (ii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising our of their employment relationship.

The terms of such obligations very. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligation, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2004 compared to March 31, 2002

Revenues

As of January 1, 2004, we have discontinued our business activities and operations and have had no revenues or earnings from operations for the three-months ended March 31, 2004. For the three months ended March 31, 2003, our revenues were $2,182. Our current business purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.

Costs and expenses

Because we have ceased business operations, we did not incur any expenses related to cost of goods sold for the three month period ended March 31, 2004. Total cost of goods sold for the prior year period was $330. Selling, general and administrative expenses for the three month period ended March 31, 2004 were $2,173 compared to $3,628 for the prior year period.

Liquidity and Capital Resources, Risk Factors

As of January 1, 2004, we have discontinued our business activities and operations and have had no revenues or earnings from operations. We currently have no significant assets, paid employees, or financial resources, and have no prospects of resuming our prior business operations. We do not have any plans to make any material commitments for capital expenditures. Our current business purpose is to hold ourselves out as a candidate for a potential merger or acquisition. We have not entered into any formal discussions with any party regarding such a business opportunity and there is no assurance that we can identify such a business opportunity and consummate such a business combination. Our business objective is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern

Our financial statements for the year ended December 31, 2003, were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred significant operating losses and have stockholders' and working capital deficiencies. These deficiencies may raise substantial doubt about its ability to continue as a going concern.

No Revenue and Minimal Assets

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business. There is no assurance that we can identify such a business and consummate such a business combination.

Speculative Nature of Our Proposed Operations

The success of our proposed plan of operations will depend, to a great extent, on the operations, financial condition and management of a business with which we desire to combine. While we intend to seek business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. If we complete a business combination, of which there can be no assurance, the success of operations may be dependent upon management of the other business firm and numerous other factors beyond our control.

Scarcity of and Competition for Business Opportunities and Combinations

We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

Lack of Market Research or Marketing Organization

We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by us. If demand is identified for a merger or acquisition contemplated by us, there is no assurance we will be successful in completing any such business combination.

Probable Change in Control and Management

A business combination involving the issuance of our stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. The resulting change in control of our company will likely result in removal of one or more present our officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

Reduction of Percentage Share Ownership Following Business Combination

Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in our issuance of securities to shareholders of such private company. The issuance of our previously authorized and unissued common stock would result in reduction in percentage of shares owned by our shareholders immediately preceding such issuance and would most likely result in a change in control or management of our company.

Requirement of Audited Financial Statements May Disqualify Business Opportunities

We believe that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

ITEM 3. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 24, 2004, the holders of a majority of our voting securities voted to approve an amendment of our Articles of Incorporation to effectuate (i) a reverse stock split of our common stock in an exchange ratio of one newly issued share for each thirty five outstanding shares of our common stock, and (ii) an increase in the authorized shares of our common stock form 100,000,000 to 750,000,000 shares. In connection with the above reference transaction, we filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission on May 11, 2004, which we incorporate herein by reference.

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

February 25, 2004

Item 2. Acquisition or Disposition of Assets

In a letter dated February 20, 2004, we formally notified The Varsity Group, a Missouri corporation having its principal place of business at 12755 Olive Boulevard, Suite 120, St. Louis, Missouri 63141, that we have withdrawn our offer set forth in the Agreement of May 22, 2003 to acquire The Varsity Group due to the extraordinary time required to complete the transaction as well as the most current financial condition of The Varsity Group.

[Signature Page Follows.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2004                                                                    Age Research, Inc.

                                                                                                     By: /s/ Richard F. Holt

                                                                                                            Richard F. Holt, President, Chief Executive

                                                                                                            and Chief Financial Officer