Form 10QSB
period 2004-06-30
SalesTactix, Inc.
filed 2004-08-23
CIK 822370

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended: June 30, 2004

[ ]  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _____________ to ____________

Commission File Number:	0-26285

SALESTACTIX, INC.

(Name of Small Business Issuer in its charter)

Delaware	87-0419387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

18101 Von Karman Avenue, Suite 330, Irvine, California 92612

(Address of principal executive offices and Zip Code)

(888) 798-9200

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

(1)   Yes [X]   No [ ]

(2)   Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	2,335,980
Title of Class	Number of Shares Outstanding as of June 30, 2004 (not including shares issued in connection with transactions referenced in Item 2 of Part II of this Report)

Table of Contents

Filing Sections

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cash flow Statement	3
Financial Footnotes	4
Management Discussion & Analysis	10
Controls and Procedures	22
Part II	22
Legal Proceedings	22
Changes in Securities	22
Defaults Upon Securities	23
Submission to a Vote	23
Other Information	23
Exhibits and Reports	23
List of Exhibits	23
Signatures	24

Exhibits

Index to Exhibits	11
Exhibits	12

Except as otherwise noted in this report, "SalesTactix" the "Company," "we," "us" and "our" collectively refer to SalesTactix, Inc. and our subsidiaries.

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

CONSOLIDATED BALANCE SHEET (Unaudited)

JUNE 30, 2004

ASSETS
Current Assets
Cash and Cash Equivalents	$ 47,279
Accounts Receivable	36,285
Prepaid Expenses and Others	746
Total Current Assets	84,310

Property and Equipment, net	24,406
Goodwill	858,669
Other assets	1,922

TOTAL ASSETS	$ 969,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 428,381
Accrued Expenses	102,190
Deferred Revenue	69,904
Officers' Loan	66,947
Total Current Liabilities	667,422

Stockholders' Deficit
Common Stock, $0.001 par value; 750,000,000 shares
authorized; 2,335,980 shares issued and outstanding	2,336
Common Stock to be issued	22,000
Paid-in Capital	1,356,987
Deferred Consulting Expenses	(90,000)
Accumulated Deficit	(989,438)
Total Stockholders' Equity	301,885

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 969,307

See notes to interim unaudited consolidated financial statements.

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For Three Months ended		For Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$ 39,506	$ 1,731	$ 39,506	$ 3,913

Cost and Expenses
Cost of Revenues	18,774	202	18,774	532
Selling, General and Administrative	46,466	76,700	48,639	80,328
	65,240	76,902	67,413	80,860

Operating (loss)	(25,734)	(75,171)	(27,907)	(76,947)

Other Income (Expenses)
Interest and Other Income	660	97	660	97
Interest Expense	(222)	(187)	(444)	(325)
	438	(90)	216	(228)

Net (Loss) Before Taxes	(25,296)	(75,261)	(27,691)	(77,175)

Provision for Income Taxes	-	-	800	800

Net (Loss)	$ (25,296)	$ (75,261)	$ (28,491)	$ (77,975)

Net (loss) per share-Basic and Diluted	$ (0.01)	$ (0.03)	$ (0.01)	$ (0.04)

Weighted Average Number of Shares	2,335,980	2,212,171	2,335,980	2,088,361

See notes to interim unaudited consolidated financial statements.

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For Six Months ended June 30,	2004	2003
Cash Flow From Operating Activities
Net (loss)	$ (28,491)	$ (77,975)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Stock for services	-	130,000
(Increase) Decrease in:
Accounts Receivable	7,357	(291)
Unamortized stock expenses	-	(56,761)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	13,936	(28)

Cash flows (used in) operating activities	(7,198)	(5,055)

Cash Flow From Investing Activities
Cash increase due to acquisitions	48,252	-

Cash flows provided by investing activities	48,252	-

Cash Flow From Financing Activities
Shareholders' contributions	6,300	-
Proceeds from (Repayments to) Officers' Loan	(102)	5,200

Cash flows provided by financing activities	6,198	5,200

Net increase in cash and cash equivalents	47,252	145

Cash and cash equivalents, at beginning of period	27	310

Cash and cash equivalents, at end of period	$ 47,279	$ 455

Noncash investing and financing activities:
Common stock to be issued for:
Business acquisitions	$ 350,000	$ -
Deferred consulting expenses	90,000	-
	$ 440,000	$ -

See notes to interim unaudited consolidated financial statements.

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

NOTES

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business SalesTactix, Inc. (formerly known as Age Research, Inc., the "Company") historically produced and sold a line of premium skin care products to physicians and mail order. The Company has developed its own line of dermatologist-formulated skin care products including moisturizers, cleaners, sunscreens, and anti-aging emollients with glycolic acid. The products are sold under the name of RejuvenAge, which is trademarked in United States and United Kingdom, and name of Bladium, which is trademarked in United States. Commencing January 1, 2004, the Company ceased operation.

In June 2004, in a series of transactions, the Company has acquired all of the outstanding capital stock of NBD Marketing, Inc. (a California corporation, "NBD"), and SalesWare Inc., (a Nevada corporation, "SalesWare"), and has formed an acquisition subsidiary, xSellsys, Inc., (a California corporation, "xSellsys"), to acquire substantially all of the assets and liabilities of CRM Salesware, Inc. (a California corporation, "CRM SalesWare").

NBD Marketing and its wholly-owned subsidiary, Prospect Works develop and provide sales opportunities in the form of sales leads and sales appointments for its client company's sales forces. CRM Software has developed and markets a Linux based sales force automation software platform branded as xSellsys. Salesware is a sales organization selling sales force automation solutions and sales training nationally. These businesses combine to offer hosted sales force automation (SFA) solution for small- and mid-size businesses.

Following the completion of the acquisitions, the Company changed its name to SalesTactix, Inc.

Presentation of Interim Information: The financial information at June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The results for the three and six months ended June 30, 2004 may not be indicative of results for the year ending December 31, 2004 or any future periods.

Principle of Consolidation: The accompanying consolidated financial statements include the accounts of SalesTactix, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share due to the lack of dilutive items in the Company.

New Accounting Standards: In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenuer Recognition," which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's results of operations, financial positions or cash flows.

NOTE 2 - BUSINESS ACQUISITIONS

NBD Marketing, Inc. and its wholly-owned subsidiary, Prospect Works, Inc.

On June 21, 2004, the Company acquired all of the issued and outstanding common stock of NBD Marketing, Inc. pursuant to the terms and conditions of a Stock Purchase Agreement. Under the NBD Agreement, the Company issued 7.5 million shares of its common stock to the NBD shareholders in exchange for all of the outstanding shares of NBD. NBD has a wholly-owned subsidiary, Prospect Works, Inc. The Company believes that the acquisition will expand the business markets for Hosted Sales for Automation (SFA).

The purchase price was approximately $150,000. Direct transaction costs incurred in connection with the acquisition were immaterial. The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows:

Tangible assets acquired	$ 46,197
Goodwill	207,069
Liabilities assumed	(103,266)
Total purchase price	$ 150,000

The acquisition was accounted for as purchase transaction under Statements of Financial Accounting Standards (SFAS) No. 141, and accordingly, the tangibles assets acquired were recorded at their fair value at the date of the acquisition. The results of operations of NBD and Prospect Works have been included in the Company's consolidated financial statements subsequent to the date of acquisition.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142.

SalesWare, Inc.

On June 21, 2004, the Company acquired all of the issued and outstanding common stock of SalesWare, Inc. pursuant to the terms and conditions of a Stock Purchase Agreement. Under the SalesWare Agreement, the Company issued 7 million shares of its common stock to the SalesWare shareholders in exchange for all of the outstanding shares of SalesWare. The Company believes that the acquisition will expand the business markets for Hosted Sales for Automation (SFA).

The purchase price was approximately $140,000. Direct transaction costs incurred in connection with the acquisition were immaterial. The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows:

Tangible assets acquired	$ 3,535
Goodwill	136,465
Liabilities assumed	-
Total purchase price	$ 140,000

The acquisition was accounted for as purchase transaction under SFAS No. 141, and accordingly, the tangibles assets acquired were recorded at their fair value at the date of the acquisition. The results of operations of Salesware have been included in the Company's consolidated financial statements subsequent to the date of acquisition.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142.

xSellsys, Inc.

On June 22, 2004, the Company acquired substantially all of the assets and liabilities of CRM SalesWare, Inc. through its acquisition subsidiary, xSellsys, Inc. xSellsys acquired substantially all of the assets and liabilities of CRM SalesWare pursuant to the terms and conditions of an Asset Purchase Agreement, dated June 21, 2004. Under the CRM SalesWare Agreement, xSellsys acquired substantially all of the assets and liabilities of CRM SalesWare in exchange for the issuance of 1,000 shares of its common stock, constituting 100% of its issued and outstanding shares, to CRM SalesWare. Shortly therafter, the Company acquired all of the outstanding shares of xSellsys pursuant to the terms and conditions of a Stock Purchase Agreement. Under the xSellsys Agreement, the Company issued 3 million shares of its common stock to the CRM SalesWare shareholders in exchange for all of the outstanding shares of xSellsys. CRM SalesWare intends to distribute the shares of the Company's common stock to its shareholders. The Company believes that the acquisition will expand the business markets for Hosted Sales for Automation (SFA).

The purchase price was approximately $60,000. Direct transaction costs incurred in connection with the acquisition were immaterial. The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows:

Tangible assets acquired	$ 68,166
Goodwill	15,135
Liabilities assumed	(523,301)
Total purchase price	$ 60,000

The acquisition was accounted for as purchase transaction under SFAS No. 141, and accordingly, the tangibles assets acquired were recorded at their fair value at the date of the acquisition. The results of operations of Salesware have been included in the Company's consolidated financial statements subsequent to the date of acquisition.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142.

Unaudited Pro Forma Financial Information

The following unaudited pro forma net revenue, net income and net income per share data for the six months ended June 30, 2004 is based on the respective historical financial statements of the acquired companies. The pro forma data reflects the consolidated results of operations as if the acquisitions of NBD, SalesWare, and xSellsys occurred at the beginning of the period indicated. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transactions been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

Six Months Ended
June 30, 2004
Net revenue	$ 424,532
Net income	$ 28,677
Basic and diluted net income per share	$ 0.00
Shares used in basic and diluted net loss per share calculation	24,335,980

NOTE 3 - REVERSE STOCK SPLIT

On June 1, 2004, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State, pursuant to which the Company effectuated a reverse stock split in an exchange ratio of one newly issued share for each thirty-five shares of its common stock outstanding, thereby decreasing the number of issued and outstanding shares to 2,335,980. The Board of Directors also amended its articles of incorporation to increase its authorized shares of common stock from 300,000,000 to 750,000,000 shares, and to maintain the par value of the stock at $0.001. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

NOTE 4 - NET LOSS PER SHARE

	Three Months ended		Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net (Loss)	$ (25,296)	$ (75,261)	$ (28,491)	$ (77,975)
Denominator:
Weighted Average Number of Shares	2,335,980	2,212,171	2,335,980	2,088,361

Loss per share-Basic and Diluted	$ (0.01)	$ (0.03)	$ (0.01)	$ (0.04)

NOTE 5 - BUSINESS CONSULTING

On June 22, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which Neotactix agreed to provide certain business consulting services to the Company as specified in the Agreement, In exchange for such services, the Company agreed to issue 4,500,000 shares of the Company's common stock. The Company and NTX agree that the compensation shares issued the Company to affiliates of NTX shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved at least one of the following benchmarks:

  Gross revenues of the Company for a calendar month shall have reached at least of $1,000,000.

  EBITDA of the Company for a calendar month shall have reached at least $200,000.

  Total market capitalization of the Company, measured as the current stock price (or if there is no stock price, then the value determined on a going concern basis) on a particular date multiplied by the number of outstanding securities of the Company on a fully diluted basis, including all classes of shares and all classes of debt securities, including convertible debt securities, shall average $25,000,000 for a period of 30 consecutive days.

As of June 30, 2004, none of the above benchmarks has occurred. The services, valued at $90,000, were deferred until the performances commit.

NOTE 6 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 7 - RELATED PARTY TRANSACTIONS

An officer used to make payments to purchase inventory on behalf of the Company. As of June 30, 2004, the balance due to the officer related the purchases were $2,116. The Company also has notes payable to this officer in the amount of $14,800, accruing interest at 6% per annum. The note is due on demand.

The subsidiaries also have notes payable to their officers in the amount of $52,147, accruing interest at 6% per annum. The notes are due on demand.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2004.

The Company's software license agreements generally include certain provisions for indemnifying customers against liabilities if the software products infringe a third party's intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the consolidated financial statements. The agreements also generally include a warranty that the Company's software products will substantially operate as described in the applicable program documentation for a period of one year after delivery. The Company also warrants that services performed will be provided in a manner consistent with industry standards for a period of 90 days from performance of the service. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 9 - CONTINGENCIES

A judgment of $9,361 was entered on July 15, 2002 against CRM SalesWare, Inc. from a previous vendor. On February 20, 2003, the vendor obtained a permit to levy the CRM SalesWare's bank account to satisfy the judgment. As a result, the vendor had successfully withdrawn $2,108 from CRM SalesWare's bank account. Since then, no payments were made to the judgment and the bank account was closed. As of June 30, 2004, the balance owed to the judgment including interest amounted to $8,855, included in accrued expenses.

On March 3, 2003, a complaint was brought by a former software development consultant for CRM SalesWare who is claiming that the Company fails to make payments pursuant to the terms and conditions of a consulting services agreement dated September 24, 2000. The amount, aggregate of $236,062, was included in accounts payable. Management intends to make some settlement offer on this claim.

The Company is currently party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 10 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Operations to date have been significantly financed by debt and equity transactions.  At June 30, 2004, the Corporation requires additional financing to continue to operate at current levels throughout the year.  Accordingly, the Corporation's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and stockholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that the Corporation will be successful.  If it is not, the Corporation will be required to reduce operations or liquidate assets.  The Corporation will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Corporation be unable to continue as a going concern.

NOTE 11 - SUBSEQUENT EVENT

On August 2, 2004, the Company changed its name to SalesTactix, Inc.

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Disclaimer Regarding Forward Looking Statements

Certain statements contained in this Report of Form 10-QSB which are not statements of historical fact are what is known as "forward-looking statements," which are basically statements about the future, and which for that reason involve risk and uncertainty, since no one can accurately predict the future. Words such as "plans," "intends," "seeks," "anticipates," "expects," "goal, "hopes" and "objective" often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements of the plans and objectives of the Company's management with respect to its present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or to fail to successfully implement such plans or achieve such objectives, or to cause such present and future operations to fail to produce revenues, income or profits.

Business Overview

Corporate History

We were incorporated on July 10, 1984, under the name Mammon Oil & Gas, Inc., or Mammon, in the state of Utah. In February 1986, Mammon's shareholders approved proposals to change our business direction to the business of health care including research, development and marketing, and a name change to Volt Research, Inc. From August 1986 to August 1988, we engaged in operating clinics dedicated to Retin-A skin therapy. In August 1988, our management decided to phase out our clinic operations and concentrate on selling our expertise and skin care products directly to physicians. On January 1, 2004, we discontinued our business activities and operations and, since that date until our acquisition of NBD Marketing, Inc., ProspectWorks, Inc., SalesWare, Inc. and xSellsys, Inc. in June 2004, we had no revenues or earnings from operations.

In a series of transactions consummated in June 2004, the terms of which are further described in a Form 8-K filed on June 24, 2004 and in Item 5 of Part II of this 10QSB report, we acquired all of the outstanding capital stock of NBD Marketing, Inc., a California corporation, or NBD, and SalesWare Inc., a Nevada corporation, or SalesWare, and formed an acquisition subsidiary, xSellsys, Inc., a California corporation, or xSellsys, to acquire substantially all of the assets and liabilities of CRM SalesWare, Inc., a California corporation, or CRM SalesWare. As a result of the consummation of the above transactions, as further described below, SalesWare, NBD, and xSellsys became our wholly-owned subsidiaries and ProspectWorks, Inc., a Nevada corporation and a subsidiary of NBD, ProspectWorks, became an indirect, wholly-owned subsidiary of the Company.

Our Business

Following completion of the above transactions, we ceased our prior business operations, but intend to continue, and to expand, the business of acquired companies. NBD Marketing's ProspectWorks operation and software platform develops and provides sales opportunities in the form of sales leads and sales appointments for its client company's sales forces. CRM Salesware has developed and markets a Linux based hosted sales force automation (SFA) software platform branded as xSellsys. Salesware, Inc. is a sales organization selling sales force automation solutions and sales training nationally. These businesses combine to offer a unique hosted sales force automation solution for small businesses selling to businesses. The business is unique in its development and delivery of sales leads and sales appointment opportunities managed through a proprietary, hosted software system designed to move opportunities through a client's sales process to become customers for our clients. The turn key solution is designed for business to business selling.

SalesTactix Overview

SalesTactix is a provider of hosted sales force automation services. The hosted sales force automation solution provides an infrastructure that allows sales groups of any size to find, prospect and close more business. The methodologies and work flow has been designed around the business to business selling cycle starting with how a sales organization handles leads and prospect opportunities and moves them to become new customers. The hosted solution moves new clients into and through the business as a comprehensive customer relationship management, or CRM solution for our clients. Our hosted solution is designed to provide a low cost and simple to use application accessed through a conventional Web browser. Our hosted delivery infrastructure provides our clients a very low cost of entry into customer relationship management through our hosted sales force automation solution with none of the development and customization costs typical of enterprise software and the hidden costs associated with implementation with their business.

Industry Background

Enterprise Software Marketplace

Enterprise software has been focused differently for large businesses than it has been for mid size to small business markets. Every industry sector and sub sector has a number of software firms that have a high level of intimacy with the subtleties of the sector, the sectors language and business issues. These niche software firms have developed enterprise application such as accounting and billing platforms which address specific business and operational needs common to that sector but allow for some specific user demands which are treated as customization and are typically part of the cost of implementation. Less typical enterprise software application for mid to small business are areas such as enterprise resource planning, or ERP, and CRM. There are continued offerings to bring "large company" tools into smaller businesses by and through the same industry specific niche software providers. These are typically sold as a value added or enhanced version of the platform or application the business is presently using. The demand for more function has created friction for the niche enterprise software provider and user business which include a much higher cost to own, operate and maintain the software as well as the cost and complexity of allowing disparate systems, equipment, user groups and individual users access the same information.

The use of a hosted environment or co located alternative to client side software now allows many enterprise software firms to deploy, maintain, upgrade and monitor an enterprise software application for their clients through a direct internet connection with the application. This has also caused these same providers to rethink function and work flow to allow for more ease of use for their clients.

Hosted Application Services

The Internet has changed business in profound ways with increased bandwidth and ease of access. The simple email application has made businesses of every size highly dependant on connectivity to keep pace. This dependency has created an opportunity for the sector specific niche software providers who have heretofore been less noteworthy participants in their industry niche and having no user legacy to convert have been able to reinvent and re deploy what they know about their niche through a simple internet based user interface. This gives these former low level sector participants a new advantage of not only knowing the subtleties of the industry niche but now a simple to use and easy to deploy advantage to their target business customer. This means low cost and high scalability for business users.

Businesses adoption and migration to a hosted solution is moving at a quick pace. Based on a May 2003 IDC report, the market for on-demand application services is projected to grow from $425 million in 2002 to $2.6 billion in 2007, which is a annualized growth rate of 44%.

Our Opportunity

To be come the preferred provider of hosted sales force automation. Our focus is on the sales process exclusively. Our proprietary application has been developed by sales people for sales people with a focus on closing more opportunity. The management tools are powerful allowing sales management to start, train and make immediate course corrections of sales teams, on a national, regional or individual basis. Our easy to access, easy to use delivery methodology allows sales reps to keep connected to specific product training, personal sales development tools and every aspect of the prospect and client opportunities they are working on, all without client side software. Our deployment process reviews what our client sells, to who they sell and who does the selling to assure their own language and process is recognized in the application. Our goal is to enable to clients to better find, track and close more business. Our platform provides an easy start and high scalability to our clients with minimal initial investment in software, hardware or implementation.

Description of Services and Products

SalesTactix is a provider of hosted sales force automation services. The hosted sales force automation solution provides an infrastructure that allows sales groups of any size to find, prospect and close more business. The methodologies and work flow has been designed around the business to business selling cycle starting with how a sales organization handles leads and prospect opportunities and moves them to become new customers. The hosted solution moves new clients into and through the business as a comprehensive customer relationship management, or CRM solution for our clients. Our hosted solution is designed to provide a low cost and simple to use application accessed through a conventional Web browser. Our hosted delivery infrastructure provides our clients a very low cost of entry into customer relationship management through our hosted sales force automation solution with none of the development and customization costs typical of enterprise software and the hidden costs associated with implementation with their business.

Sales and Marketing

We market directly to sales managers and senior business management. Our target market is that of sales organizations for small to mid sized businesses. We do sell to larger businesses with specific sales operations requiring our solution. We employ our own sales force to sell our target clients. We from time to time may allow groups to resell or co-brand our software for strategic selling reasons. We develop and produce our own marketing and sales materials in house which support our sales agenda. We have several large clients which represent more than 10% of our sales. The loss of any of these clients represents a significant risk to our company.

Suppliers

We have a primary data center alliance for the collocation of our servers. Despite redundancy of our data and server systems any environmental, legal, or cause beyond our control such as an act or nature criminal destruction of these facilities and equipment could result in a serious loss for our company. We have made contingencies for such a loss but there are no sureties that our contingencies will prevent significant loss to the business in the event of data center or server destruction.

Competition

The market for our products and services is highly competitive and there are no substantial barriers to entry. Our competitors include, but are not limited to, Salesforce.com, SalesNet Inc. and NetSuite Inc. We expect that competition will intensify and that new competitors may enter the market in the future. Increased competition may result in reduce profit margins on our products and services. In addition, many of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than us. Our ability to compete in our markets depends on a number of factors, some within and others outside our control. These factors include: brand awareness and market presence; the frequency and success of product and services introductions by us and by our competitors; the selling prices of our products and services and of our competitors' products and services; the performance of our products and of our competitors' products; our marketing ability and the marketing ability of our competitors; the quality of customer support offered by us and by our competitors; and industry and general economic trends.

Technology, Research and Development

SalesTactix is a provider of hosted sales force automation services. Our hosted solution is designed to provide a low cost and simple to use application accessed through a conventional Web browser. Our hosted delivery infrastructure provides our clients a very low cost of entry into customer relationship management through our hosted sales force automation solution with none of the development and customization costs typical of enterprise software and the hidden costs associated with implementation with their business. Our software and server are collocated in a primary tier 1 data center located in Virginia. The data center is engineered to the highest levels, with extensive systems to address security and network redundancy. Access to data centers is restricted by two-factor authentication including Biometric hand scanners. The data center is physically isolated from everyone but level three technicians. Public access is strictly forbidden. All entrances and common areas are monitored 24x7 via closed-circuit cameras.

Power systems are designed to run uninterrupted even in the unlikely event of a total power outage. All servers are fed with conditioned UPS (Uninterruptible Power Supply) power that will run if utility power fails. The UPS power subsystem is N+1 redundant with instantaneous failover in case the primary UPS fails. In the event of an extended power outage, on-site diesel generators can run indefinitely.

We use only fully redundant, enterprise-class routing equipment housed in its own secure, core routing room and fed with its own redundant power supply. Our fiber carriers enter the facilities at disparate access points to ensure that there is no service failure, even in the unlikely event of a fiber cut.

Patents, Trademarks And Licenses

We have applied for or have patents for xSellsys.com, xSellsys CRM, My Status Card, and SAMsys. Although we believe we have obtained common law rights through the use of the name "SalesTactix" in connection with our business that are independent of the United States Patent and Trademark Office registration process, our failure to obtain proprietary protection in the future for the use of the name "SalesTactix" could negatively affect our operations.

We are not aware of any claims of infringement against us regarding our products or proprietary rights, nor have we made any claims against anyone asserting a violation of our intellectual property rights. Any future claims against us asserting infringement by us of third-party proprietary rights, even if not meritorious, could cause us to expend significant financial and managerial resources or even result in injunctions preventing us from distributing our products unless we obtain license rights which could be costly or may not be available on reasonable terms, if at all.

Employees

We currently employ 9 full-time equivalent employees and 3 part-time employees. None of our employees is represented by a labor union. We consider our relationship with our employees to be good.

Description of Property

Our executive and principal office located at 18101 Von Karman Ave, Ste. 330, Irvine, CA, 92612. We believe that our current premises provide sufficient space for our business operations and have no current plans to expand our facilities. We also have a call center that occupies 1,373 square feet and is located at 2001 East Fourth Street, Santa Ana, CA

Legal Proceedings

We are not a party to any material legal proceedings.

Results of Operations

Quarter Ended June 30, 2004 Compared with Quarter Ended June 30, 2003

Revenues

We had total revenues of $39,506 and $1,731 for the three month period ended June 30, 2004, and 2003 respectively. The increase in revenue of $37,775 was primarily due to revenues recognized as a result of the company's acquisitions of NBD Marketing, ProspectWorks, Salesware, and CRM Salesware. The acquisitions were consummated on June 22nd & 23rd and the increase is a result of consolidated revenues of these respective acquisitions from the date of acquisition through June 30, 2004.

Cost of Sales

We incurred total costs of $18,774 and $202 for the three month period ended June 30, 2004, and 2003, respectively. The increase/decrease in our cost of sales of $18,572 is primarily attributable to cost of sales resulting from the company's acquisition of NBD Marketing, ProspectWorks, Salesware, and CRM Salesware. Cost of sales increased due to the consolidation of the acquisitions for the time period of the acquisition date to June 30, 2004.

Operating Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2004 and 2003 were $46,466 and $76,700, respectively.

Net Income

Our net loss for the three months ended June 30, 2004 was $25,296 as compared to a net loss of $75,261 for the comparative period in 2003. Our decrease in net loss is primarily attributed to the recognition of the company's acquisitions of NBD Marketing, ProspectWorks, Salesware, and CRM Salesware from the date of acquisition through June 30, 2004.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Revenues

We had total revenues of $39,506 and $3,913 for the six month period ended June 30, 2004, and 2003 respectively. The increase/decrease in revenue of $35,593 was primarily due to revenues recognized as a result of the company's acquisitions of NBD Marketing, ProspectWorks, Salesware, and CRM Salesware. The acquisitions were consummated on June 22nd & 23rd and the increase is a result of consolidated revenues of these respective acquisitions from the date of acquisition through June 30, 2004.

Cost of Sales

We incurred total costs of $18,774 and $532 for the six month period ended June 30, 2004, and 2003, respectively. The increase/decrease in our cost of sales of $18,242 is primarily attributable to cost of sales resulting from the company's acquisition of NBD Marketing, ProspectWorks, Salesware, and CRM Salesware. Cost of sales increased due to the consolidation of the acquisitions for the time period of the acquisition date to June 30, 2004..

Operating Expenses

Selling, general and administrative expenses for the six month period ended June 30, 2004 and 2003 were $48,639 and $80,328, respectively.

Net Income

Our net loss for the six months ended June 30, 2004 was $28,491 as compared to a net loss of $77,975 for the comparative period in 2003. Our decrease in net loss is primarily attributed to the recognition of the company's acquisitions of NBD Marketing, ProspectWorks, Salesware, and CRM Salesware from the date of acquisition through June 30, 2004.

Liquidity and Capital Resources

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. At June 30, 2004, we had a working capital of $583,112, based on current assets of $84,310 and current liabilities of $667,422.

Net cash provided by operating activities was negative $7,198 for the second quarter of 2004.

Net cash provided in investing activities was $48,252 for the second quarter of 2004.

Net cash from financing activities was $6,198 for the second quarter of 2004.

Our liquidity is dependent on our ability to continue to meet our obligations, to obtain additional financing as may be required and to obtain and maintain profitability.  Our management continues to look for ways to reduce operating expenses and secure an infusion of capital through either public or private investment in order to maintain our liquidity.  These steps include increasing operating revenues over last year through the growth of the business, reducing costs by, among other things, bringing certain projects in-house through possible acquisitions, and making timely payments of our obligations, building our stock and debt sources to provide additional working capital, and continuing to review our business plan to assure we are moving the business forward in a cost-effective manner and continuing to examine the segments of our business that offer the most profitable opportunity for success and eliminating operations and practices which detract from our profitability. There can be no assurance that we will be successful in executing our plans to improve operations or obtain additional debt or equity financing.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Use of estimates: The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires our management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition: We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. In instances where the customer specifies final acceptance of the product, revenue is deferred until all acceptance criteria have been met. Service revenue is generally deferred and, in most cases, recognized when the services are performed and completed. Cash payments received in advance of product or service revenue are recorded as deferred revenue. No provisions were established for estimated product returns and allowances based on our historical experience.

Allowance for Doubtful Accounts: We provide an allowance for doubtful accounts that is based upon our review of outstanding receivables, historical collection information, and existing economic conditions.

Cash Equivalents: For purposes of the statements of cash flows, we consider all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments: The carrying amounts of the financial instruments have been estimated by our management to approximate fair value.

Inventories: Inventory consists of products already packaged and ready for shipments to customers, and are stated at cost, using the first-in, first-out method.

Property and Equipment: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 5 to 7 years for computer and office equipment, and 7 years for furniture and fixtures.

Net Loss Per Common Share: Basic net loss per share includes no dilution and is computed by dividing net loss available to our common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share due to the lack of dilutive items in the Company.

New Accounting Standards: In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenuer Recognition," which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's results of operations, financial positions or cash flows.

Risks and Uncertainties

Our business, and the value of our common stock, is affected by certain risks and uncertainties, some of which include the following:

Our business prospects must be considered in light of the risks and uncertainties we face as an early-stage company entering into a new and evolving market.

We were formed as a result of a series of acquisitions completed in June of 2004. Therefore, we have a limited operating history and our business and prospects must be considered in light of the risks and uncertainties in an early-stage company entering into a new and evolving market. These risks and difficulties include the following:

  our ability to distribute, sell and market our services;

  our new and unproven business and technology models;

  the appeal of our services to our customers;

  the significant and ongoing funds needed to achieve our sales and marketing objectives;

  our ability to generate adequate revenue to support our operations;

  our ability to manage growth in personnel and operations; and

  the loss or injury of key personnel.

We may not be able to successfully address any of these risks or others, including the other risks related to our business and industry described below. Failure to adequately do so could seriously harm our business and cause our operating results to suffer.

In addition, as a result of our limited operating history, our historical financial and operating information is of limited value in predicting our future operating results. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts.

We Have Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations.

Since our inception, we have not been profitable and we may not be profitable in the future. We may continue to incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow to offset these expected increased expenses, we will not become profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

If We Are Unable To Secure Future Capital, We Will Be Unable To Continue Our Operations.

The growth of our business will require the commitment of substantial capital resources. We have not been profitable in our operations. If funds are not available from operations, we will need additional funds. We may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when we need them. Even if funds are available, the terms under which the funds are available to us may not be acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities.

Our Independent Auditors Have Noted In Their Opinion That We Have Suffered Recurring Losses, Which Raises Substantial Doubt About Our Ability To Continue As A Going Concern.

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements for the year ended December 31, 2003 and the notes to our unaudited financial statements for the period ending June 30, 2004, however, includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing. There can be no assurances that these plans will be successful.

We Are Subject to Price Volatility Due to Our Operations Materially Fluctuating.

As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may cause our quarterly results to fluctuate include, among others:

  our ability to retain existing customers;

  our ability to attract new customers at a steady rate;

  our ability to maintain customer satisfaction;

  the extent to which our products and services gain market acceptance;

  introductions of products and services by competitors;

  price competition in the markets in which we compete;

  our ability to attract, train, and retain skilled management,

  the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and

  general economic conditions and economic conditions specific to our industry.

If our services are not widely accepted, our operating results will be harmed.

The market for on-demand application services is new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of enterprises to increase their use of on-demand application services in general, and for hosted sales force automation services in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand application services. Furthermore, some enterprises may be reluctant or unwilling to use on-demand application services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of on-demand application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our operating results.

Other factors, many of which are beyond our control, that may affect market acceptance of our service include:

  our limited operating history;

  development of our brand recognition;

  the price and performance of our service;

  the level of customization we can offer; and

  the availability, performance and price of competing products and services.

The inability of our service to achieve widespread market acceptance would harm our business. In addition, as a new company in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

Our limited operating history may impede acceptance of our service.

Our ability to increase revenue and reach and maintain profitability depends, in large part, on widespread acceptance of our service and technology. Our efforts to sell to our customers may not be successful. In particular, because we are a new emerging company with a limited operating history, our customers may have concerns regarding our viability and may prefer to purchase critical hosted sales force automation applications from one of our larger, more established competitors. Even if we are able to sell our service to these types of customers, they may insist on additional assurances from us that we will be able to provide adequate levels of service, which could harm our business.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for CRM applications and hosted sales force automation is intensely competitive and rapidly changing, barriers to entry are relatively low, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.  Our current principal competitors include Salesforce.com, SalesNet Inc. and NetSuite Inc. We also face competition from businesses that develop their own sales force automation applications internally, as well as from enterprise software vendors and online service providers who may develop and/or bundle sales force automation products with their products in the future. We also face competition from some of our larger and more established competitors who historically have been packaged hosted sales force and CRM software vendors, but who are developing directly competitive on-demand hosted sales force and CRM application services offerings, such as Siebel Systems through Siebel CRM OnDemand. Many of our competitors have longer operating histories, greater name recognition, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than us. As a result, our competitors may engage in substantial advertising and promotion, attract a greater number of customers and business, and be able to respond more quickly and effectively to new or changing opportunities, technologies, standards or customer requirements than we can. Furthermore, because of these advantages, even if our service is more effective than the products that our competitors offer, potential customers might accept competitive products and services in lieu of purchasing our service. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our service to achieve or maintain more widespread market acceptance, any of which could harm our business. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

If our security measures are breached and unauthorized access is obtained to a customer's data, our service may be perceived as not being secure and customers may curtail or stop using our service.

Our service involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our customers' data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

Defects in our service could diminish demand for our service and subject us to substantial liability.

Because our service is complex, it may have errors or defects that users identify after they begin using it, which could harm our reputation and our business. Since our customers use our service for important aspects of their business, any errors, defects or other performance problems with our service could hurt our reputation and may damage our customers' businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

We may be sued by third parties for alleged infringement of their proprietary rights.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing our business plan.

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

Our success is heavily dependent on the efforts, abilities and continued active participation of our senior management. The loss of the services of these individuals, and other principal design or technical staff, would diminish our ability to deliver signature work that our clients desire and otherwise severely harm our business because of their irreplaceable skills and experience. We do not maintain "key person" life insurance on our key personnel. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff. There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

Our success is dependent upon our ability to effectively manage the growth of our operations.

Our success will depend in part upon the ability of our senior management to manage our growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount and capital investments we intend on adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, current 5 percent or greater stockholders and affiliated entities will together beneficially own more than a majority of our common stock outstanding. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We Have Never Paid Dividends on Our Common Stock and You May Never Receive Dividends.

We have not paid any cash dividends on our common stock to date and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be at the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. There can be no assurance that cash dividends of any kind will ever be paid.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders' Ability To Sell Shares Of Our Common Stock

There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact shareholders' ability to sell shares of our common stock.

Because Our Stock Is Considered A Penny Stock, Any Investment In Our Stock Is Considered To Be A High-Risk Investment And Is Subject To Restrictions On Marketability.

Trading of our common stock is conducted over-the-counter through the NASD Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

The Securities and Exchange Commission adopted regulations that generally define a "penny stock" as any equity security that has a market price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange or the NASDAQ and the issuer has net tangible assets under $2,000,000, the equity security also would constitute a "penny stock." Our common stock does constitute a penny stock because our common stock has a market price less than $5.00 per share and our common stock is not quoted on Nasdaq. As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market may be limited. As a result, the market liquidity for our common stock is adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which may negatively affect the market for our common stock. Furthermore, this lack of liquidity also may make it more difficult for us to raise capital in the future.

Future Acquisitions May Disrupt Our Business And Deplete Our Financial Resources

Any future acquisitions we make could disrupt our business and seriously harm our financial condition. While we have no current agreements to do so, we may consider investments in complementary companies and products. In the event of any future acquisitions, we may:

  issue stock that would dilute our current stockholders' percentage ownership;

  incur debt;

  assume liabilities;

  incur amortization expenses related to goodwill and other intangible assets; or

  incur large and immediate write-offs.

The use of debt or leverage to finance our future acquisitions should allow us to make acquisitions with an amount of cash in excess of what may be currently available to us. If we use debt to leverage up our assets, we may not be able to meet our debt obligations if our internal projections are incorrect or if there is a market downturn. This may result in a default and the loss in foreclosure proceedings of the acquired business or the possible bankruptcy of our business.

Our operation of any acquired business will also involve numerous risks, including:

  integration of the operations of the acquired business and its products;

  unanticipated costs and potential write-offs of acquired assets;

  diversion of management's attention from our core business;

  adverse effects on existing business relationships with suppliers and customers;

  risks associated with entering markets in which we have limited prior experience;

  potential loss of key employees, particularly those of the purchased organizations; and

  inability to generate sufficient revenue to offset acquisition or investment costs..

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.

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

(bacchantes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None, other than those referenced in the notes of our financial statements.

ITEM 2. CHANGES IN SECURITIES

Acquisition of NBD and Its Wholly-Owned Subsidiary, ProspectWorks

On June 21, 2004, we acquired all of the issued and outstanding common stock of NBD pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated June 21, 2004, or the NBD Agreement. Under the NBD Agreement, we issued 7,500,000 shares of our common stock to the NBD shareholders in exchange for all of the outstanding shares of NBD. Of the 7,500,000 shares issued, 7,350,000 shares were issued to Thomas Ketchum and Jennie J. Ketchum, the controlling shareholders of NBD, with the remaining 150,000 shares issued equally to two minority shareholders of NBD. The 7,500,000 shares issued under the NBD Agreement will bear a restrictive legend, and represent, as of June 24, 2004, approximately 30.7% of the Company's outstanding shares. No funds, loans or pledges of any kind were involved in the transaction. This was a stock-for-stock transaction.

Prior to, and in connection with the NBD Transaction, NBD acquired all of the outstanding shares of ProspectWorks in exchange for the issuance of 340 shares of NBD common stock to the shareholders of ProspectWorks pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated June 20, 2004.

As a result of the above transactions, NBD became our wholly-owned subsidiary and ProspectWorks became our indirect, wholly-owned subsidiary.

Acquisition of SalesWare

On June 21, 2004, we acquired all of the issued and outstanding common stock of SalesWare pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated June 21, 2004, or the SalesWare Agreement. Under the SalesWare Agreement, we issued 7,000,000 shares of our common stock to the sole shareholders of SalesWare, Vincent Michael Keyes III, Michael Isco and William Noonan, in exchange for all of the outstanding shares of SalesWare. Mr. Keyes and Mr. Isco each received 2,500,000 shares and Mr. Noonan received 2,000,000 shares. The 7,000,000 shares issued under the SalesWare Agreement will bear a restrictive legend, and represent, as of June 24, 2004, approximately 28.7% of the Company's outstanding shares. No funds, loans or pledges of any kind were involved in the transaction. This was a stock-for-stock transaction. As a result of the transaction, SalesWare became a wholly-owned subsidiary of the Company.

Acquisition of xSellsys

On June 22, 2004, we acquired substantially all of the assets and liabilities of CRM SalesWare through our acquisition subsidiary, xSellsys. xSellsys acquired substantially all of the assets and liabilities of CRM SalesWare pursuant to the terms and conditions of that certain Asset Purchase Agreement, dated June 21, 2004, or the CRM SalesWare Agreement. Under the CRM SalesWare Agreement, xSellsys acquired substantially all of the assets and liabilities of CRM SalesWare in exchange for the issuance of 1,000 shares of its common stock, constituting 100% of its issued and outstanding shares, to CRM SalesWare. Shortly thereafter, we acquired all of the outstanding shares of xSellsys pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated June 22, 2004, or the xSellsys Agreement. Under the xSellsys Agreement, we issued 3,000,000 shares of our common stock to CRM SalesWare, the sole shareholder of xSellsys, in exchange for all of the outstanding shares of xSellsys. CRM SalesWare intends to distribute the shares of our common stock it acquired to its thirteen shareholders, none of whom own a majority of the outstanding shares of CRM SalesWare. The 7,500,000 shares issued under the xSellsys Agreement will bear a restrictive legend, and represent, as of June 24, 2004, approximately 12.3% of our outstanding shares. No funds, loans or pledges of any kind were involved in the transaction. The xSellsys and CRM SalesWare transactions were a stock-for-stock and stock-for-asset transaction, respectively.

The shares issued in connection with each of the above acquisitions are exempted from registration under Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in the transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 23, 2004, our board of directors approved a resolution authorizing us to file an amendment to our certificate of incorporation with the Delaware Secretary of State effectuating a change in our corporate name to "SalesTactix, Inc." On June 23, 2004, the holders of a majority of the outstanding shares of our common stock entitled to vote thereon executed a written consent in accordance with Delaware law approving and adopting the amendment. The amendment became effective on August 2, 2004, the date of filing with the Delaware Secretary of State. In connection with our name change, we filed a preliminary and definitive information statement with the Securities and Exchange Commission on June 24, 2004 and July 12, 2004, respectively, which we incorporate herein by reference.

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

On June 8, 2004, we filed a Form 8-K with the Securities and Exchange Commission announcing the effectiveness of a reverse stock split of our common stock in an exchange ratio of one newly issued share for each thirty-five shares of our common stock outstanding and an increase in our authorized shares of common stock from 300,000,000 to 750,000,000 shares (Items 5 and 7.)

On June 24, 2004, we filed a Form 8-K with the Securities and Exchange Commission announcing the acquisitions of the assets and stocks of certain companies as further described in Item 4 above (Items 2 and 7).

[Signature Page Follows.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 23, 2004	SalesTactix, Inc.
By: /s/ Vincent Michael Keyes, III
Vincent Michael Keyes, III, Chief Executive Officer and Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 31.1 - Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.