Form 10QSB
period 2004-09-30
SalesTactix, Inc.
filed 2004-11-22
CIK 822370

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended: September 30, 2004

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

(1)   Yes [X]   No [ ]

(2)   Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	6,835,980
Title of Class	Number of Shares Outstanding as of September 30, 2004 (not including shares issued in connection with transactions referenced in Item 2 of Part II of this Report)

Table of Contents

Filing Sections

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cash flow Statement	3
Financial Footnotes	4
Management Discussion & Analysis	7
Controls and Procedures	18
Part II	19
Legal Proceedings	19
Changes in Securities	19
Defaults Upon Securities	19
Submission to a Vote	19
Other Information	19
Exhibits and Reports	19
Signatures	21

Exhibits

Index to Exhibits	22
Exhibits	23

Except as otherwise noted in this report, "SalesTactix" the "Company," "we," "us" and "our" collectively refer to SalesTactix, Inc. and our subsidiaries.

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

BALANCE SHEET (Unaudited)

Septemebr 30, 2004

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$ 115,755
Notes Payable	14,000
Officers' Loan	53,720
Total Current Liabilities	183,475

Stockholders' Deficit
Common Stock, $0.001 par value, 750,000,000 shares
authorized, 6,835,980 shares issued and outstanding	6,836
Paid-in Capital	4,528,187
Deferred Consulting Expenses	(3,600,000)
Accumulated Deficit	(1,118,498)
Total Stockholders' Deficit	(183,475)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -

See notes to interim unaudited financial statements

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

STATEMENTS OF OPERATIONS (Unaudited)

	For Three Months ended		For Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales	$ -	$ 1,020	$ -	$ 4,932

Cost and Expenses
Cost of Goods Sold	-	99	-	631
Selling, General and Administrative	143,512	58,672	155,757	138,999
Total Costs and Expenses	143,512	58,771	155,757	139,630

Operating (loss)	(143,512)	(57,751)	(155,757)	(134,698)

Other Income (Expenses)
Interest and Other Income	-		-	97
Interest Expense	(550)	(207)	(994)	(532)
Total other income(expenses)	(550)	(207)	(994)	(435)

Net (Loss) Before Taxes	(144,062)	(57,958)	(156,751)	(135,133)

Provision for Income Taxes	-	-	800	800

Net (Loss)	$ (144,062)	$ (57,958)	$ (157,551)	$ (135,933)

Net (loss) per share-Basic and Diluted	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.06)

Weighted Average Number of Shares	6,835,980	2,335,980	4,335,980	2,170,901

See notes to interim unaudited financial statements

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

STATEMENTS OF CASH FLOWS (Unaudited)

For Nine Months ended September 30,	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$ (157,551)	$ (135,933)
Adjustments to reoncile net (loss) to net cash (used in)
operating activities:
Stock for services	-	130,000
Decrease in:
Accounts Receivable	1,070	169
Increase in:
Accounts Payable and Accrued Expenses	103,534	339
Net cash flows (used in) operating activities	($52,947)	($5,425)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Notes Payable	14,000	-
Proceeds from Officers' Loan	38,920	5,200
Net cash flows provided by financing activities	52,920	5,200

Net (decrease) in cash and cash equivalents	(27)	(225)

Cash and cash equivalents, at beginning of period	27	310

Cash and cash equivalents, at end of period	$ -	$ 85

Noncash investing and financing activities:

Issuance of common stock for deferred consulting	$ 3,600,000	$ -

See notes to interim unaudited financial statements

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business SalesTactix, Inc. (formerly known as Age Research, Inc., the "Company" or "SalesTactix") historically produces and sold a line of premium skin care products to physicians and mail order. The Company has developed its own line of dermatologist-formulated skin care products including moisturizers, cleaners, sunscreens, and anti-aging emollients with glycolic acid. The products are sold under the name of RejuvenAge, which is trademarked in United States and United Kingdom, and name of Bladium, which is trademarked in United States. Commencing January 1, 2004, the Company ceased operation.

On August 2, 2004, the Company changed its name to SalesTactix, Inc.

Presentation of Interim Information: The financial information at September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The results for the three and nine months ended September 30, 2004 may not be indicative of results for the year ending December 31, 2004 or any future periods.

Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share due to the lack of dilutive items in the Company.

New Accounting Standards In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's results of operations, financial positions or cash flows.

Note 2 -Ceased Operations

On January 1, 2004, the Board of Directors approved to discontinue the buying and reselling skincare products and to dispose of the trademarks, RejuvenAge and Baldium to an officer at a later date.

Note 3 - Accrued Expenses

Accrued expenses at September 30, 2004 and 2003 consist of:

Note 4 - Notes Payable

As of September 30, 2004, the Company had a convertible promissory note of $14,000, accruing interest at 10% per annum, due on or before July 2, 2005. The note is convertible into the Company's common stock at 70% of the average of the three lowest closing bid prices within the first seven trading days after the effective day of the note.

Note 5 - Reverse Stock Split

On June 1, 2004, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State, pursuant to which the Company effectuated a reverse stock split in an exchange ratio of one newly issued share for each thirty-five shares of its common stock outstanding, thereby decreasing the number of issued and outstanding shares to 2,335,980. The Board of Directors also amended its articles of incorporation to increase its authorized shares of common stock to 750,000,000, and to maintain the par value of the stock at $0.001. The accompanying financial statements have been retroactively adjusted to reflect the reverse stock split.

Note 6 - Net Loss per Share

	2004	2003
Numerator:
Net (Loss)	$ (157,551)	$ (135,933)
Denominator:
Weighted Average Number of Shares	4,335,980	2,170,901

Loss per share-Basic and Diluted	$ (0.04)	$ (0.06)

Note 7 - Business Consulting

One June 22, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which Neotactix agreed to provide certain business consulting services to the Company as specified in the agreement, In exchange for such services, the Company agreed to issued 4,500,000 shares of the Company's common stock. The Company and NTX agree that the compensation shares issued the Company to affiliates of NTX shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved certain benchmarks pursuant to the Agreement

As of September 30, 2004, none of the benchmarks has occurred. The services, valued at $3.6 million, were deferred until the performances commit.

Note 8 - Segment Information

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

Note 9 - Related Party Transactions

A former officer used to make payments to purchase inventory on behalf of the Company. As of September 30, 2004, the balance due to the former officer related the purchases were $2,116. The Company also has notes payable to the former officer in the amount of $14,800 and two other officers in the amount of $38,920, accruing interest at 6% per annum. The notes are due on demand.

NOTE 10 - 2004 Stock Plan

On September 27, 2004, the Board of Directors approved a 2004 Stock Plan (the Plan) pursuant to which there shall be 15,000,000 shares of common stock reserved for issuance and under which the Company may issue incentive stock options (ISO), nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 85% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant or after five years if ISO is granted. Prices for options granted to employees who own greater than 10% or more of the Company's stock is at least 110% of the market value at date of grant. A bonus may be awarded upon satisfaction of performance goals pursuant to a Performance Stock Bonus Agreement. At September 30, 2004, no stock options, bonuses or awards were granted.

Note 11- Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Presently, the Company is not operating and expects no fund will be generated from operations in the near future. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Note 12 - Guarantees

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

The terms of such obligations very. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2004.

NOTE 13 - Rescission of Business Acquisitions

In June 2004, in a series of transactions, the Company has acquired all of the outstanding capital stock of NBD Marketing, Inc. and its wholly-owned subsidiary, ProspectWorks, Inc., SalesWare Inc., and has formed an acquisition subsidiary, xSellsys, Inc. to acquire certain assets and liabilities of CRM Salesware, Inc.

On October 6, 2004, the acquired companies filed a lawsuit against the Company in Superior Court of the State of California, County of Orange, Central Justice Center. The acquired companies wish to rescind and unwind the acquisitions. On November 15, 2004, the acquired companies and the Company entered into a settlement and mutual release agreement stating (i)that such rescission be effective immediately; (ii) that the acquired companies and the Company be placed in as close a position as possible as they would have been had the following agreements not been entered into; (iii) that the acquired companies and the Company shall have no further obligations or liabilities under the Rescinded Agreements; (iv) that for tax purposes, the acquired companies and the Company agree to treat the following transactions as rescinded immediately and shall not to take any position inconsistent to such rescission for the purposes of any state, federal or local tax returns or taxes; (v) that any shares of the Company or xSellsys, Inc. issued as consideration under the Rescinded Agreements shall be voided; and (vi) that the Company will immediately execute any and all stock powers and/or other documents that acquired companies deem necessary or advisable to effect the rescission of the Rescinded Agreements and the return of the shares and/or assets of CRM Salesware, Salesware, NBD and ProspectWorks to their original owners. The accompanying financial statements have been retroactively adjusted to reflect the unwinding acquisitions.

According to the settlement and mutual release agreement, the Company shall file a fictitous business name statement to conduct business under a name other than and dissimilar to "SalesTactix," "xSellsys," "xSellsys.com," "xSellsys CRM," "SAMsys," "My Status Card," "Salesware" and "ProspectWorks" within five business days after the effective date of the agreement.

Moreover, the Company agrees that for a period of three years following the effective date of settlement and mutual release agreement, will not knowingly, after having made a reasonable inquiry, solicit the acquired companies' business; existing customers; past, current or future employees.

Note 14 - Subsequent Event

The Company had issued 20,000,000 restricted common stocks to three consultants and two employees in September. The stocks were subject to certain vesting conditions. Due to the rescission of the business acquit ion as disclosed in Note 13, the Company cancelled all 20,000,000 shares that had been issued to the consultants and employees. The accompany financial statements had been retroactively adjusted to reflect the transaction.

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

Employees

We currently employ 2 part-time employees. None of our employees is represented by a labor union. We consider our relationship with our employees to be good.

Description of Property

Our executive and principal office located at 18101 Von Karman Ave, Ste. 330, Irvine, CA, 92612. We believe that our current premises provide sufficient space for our business operations and have no current plans to expand our facilities.

Legal Proceedings

The Company is currently in discussions to unwind the Acquisitions that took place on June 22nd and 23rd, and place all parties in the same position that they were in prior to the acquisitions. For more information refer to Form 8-K that was filed with the Securities and Exchange Commission on October 22, 2004,

Results of Operations

Quarter Ended September 30, 2004 Compared with Quarter Ended September 30, 2003

Revenues

We had total revenues of $0 and $1,020 for the three month period ended September 30, 2004, and 2003 respectively. The decrease in revenue of $1,020 was primarily due to the unwinding of the acquisitions that occurred on June 22nd & 23rd.

Cost of Sales

We incurred total costs of $0 and $99 for the three month period ended September 30, 2004, and 2003, respectively. The increase in our cost of sales of $99 is primarily attributable to the unwinding of the acquisitions that occurred on June 22nd & 23rd. Due to the unwinding of the acquisitions the company had no sales and as a result did not incur any cost of sales for the quarter.

Operating Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2004 and 2003 were $143,152 and $58,672, respectively.

Net loss

Our net loss for the three months ended September 30, 2004 was $144,062 as compared to a net loss of $57,958, for the comparative period in 2003. Our increase in net loss is primarily attributed to the increased cost related to the professional and legal expenses related to the acquisitions and the subsequent unwinding of those acquisitions.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Revenues

We had total revenues of $0 and $4,932 for the nine month period ended September 30, 2004, and 2003 respectively. The decrease in revenue of $4,932 The decrease in revenue of $4,932 was primarily due to the unwinding of the acquisitions that occurred on June 22nd & 23rd.

Cost of Sales

We incurred total costs of $0 and $631 for the nine month period ended September 30, 2004, and 2003, respectively. The decrease in our cost of sales of $631 is primarily attributable to the unwinding of the acquisitions that occurred on June 22nd & 23rd. Due to the unwinding of the acquisitions the company had no sales and as a result did not incur any cost of sales.

Operating Expenses

Selling, general and administrative expenses for the nine month period ended September 30, 2004 and 2003 were $155,757 and $138,999, respectively. The increase in operating expense of $16,758 was primarily due to an increase in legal and professional expense of approximately $119,800. This was due to the legal and accounting expenses involved in the acquisitions and the subsequent unwinding of those acquisitions. In addition there were increases in stock related and computer maintenance expenses of approximately $14,500 and $9,600 respectively. This was largely offset by a decrease in Consulting fees of approximately $130,000.

Net Loss

Our net loss for the nine months ended September 30, 2004 was $157,551 as compared to a net loss of $135,933 for the comparative period in 2003. Our increase in net loss is primarily attributed to the increased cost related to the professional and legal expenses related to the acquisitions and the subsequent unwinding of those acquisitions.

Liquidity and Capital Resources

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. At September 30, 2004, we had a working capital deficit of $183,475, based on current assets of $0 and current liabilities of $183,475.

Net cash provided by operating activities was negative $52,947 for the third quarter of 2004.

Net cash provided in investing activities was $0 for the third quarter of 2004.

Net cash from financing activities was $52,920 for the third quarter of 2004.

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

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements for the year ended December 31, 2003 and the notes to our unaudited financial statements for the period ending September 30, 2004, however, includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional debt and/or equity financing. There can be no assurances that these plans will be successful.

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

On August 5, 2004, we filed a Form 8-K with the Securities and Exchange Commission announcing the name change from "Age Research, Inc." to "SalesTactix, Inc." (Items 5 and 7)

On September 7, 2004, we filed with the Securities and Exchange Commission an amended Form 8-K in which we provided the required financial statements and disclosures in connection with the acquisition of NBD Marketing, Inc., ProspectWorks, Inc., SalesWare, Inc., and xSellsys, Inc. and the resulting change in control (Items 2.01 and 9.01).

On October 1, 2004, we filed with the Securities and Exchange Commission a Form 8-K announcing the resignation of one director, and the appointment of two members to the company's board of directors. In addition the board removed the President and Secretary from their positions, and subsequently replaced them. (Item 5.02)

On October 22, 2004, we filed with the Securities and Exchange Commission a Form 8-K announcing that a complaint had been filed in Orange County Superior Court, by the acquired companies that were previously announced on Form 8-K on June 24, 2004 and September 7, 2004. The Company is currently in discussions to unwind the Acquisitions and place all parties in the same position that they were in prior to the acquisitions. (Item 8.01)

On November 5, 2004, we filed with the Securities and Exchange Commission an amended Form 8-K announcing the resignation of member from the Board of Directors effective September 30, 2004. (Item 5.02)

[Signature Page Follows.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 22, 2004	SalesTactix, Inc.
By: /s/ Scott W. Absher
Scott W. Absher, Chief Executive Officer