Form 10KSB
period 2004-12-31
SalesTactix, Inc.
filed 2005-05-09
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-26285

SALESTACTIX, INC.

(Name of small business issuer in its charter)

Delaware	87-0419387
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18101 Von Karman Ave., Suite 330
Irvine, California	92612
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number: (888) 798-9200

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title if Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended December 31, 2004. $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 31, 2005 was $341,799 based on a share value of $0.05.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2005 was 6,835,987 shares.

Transitional Small Business Disclosure Format (check one): Yes           No    X

SALESTACTIX, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2004

Index to Report

on Form 10-KSB
PART I	Page
Item 1.	Description of Business	2
Item 2.	Description of Property	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II

PART III

FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  increased competitive pressures from existing competitors and new entrants;

  increases in interest rates or our cost of borrowing or a default under any material debt agreements;

  deterioration in general or regional economic conditions;

  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

  loss of customers or sales weakness;

  inability to achieve future sales levels or other operating results;

  the unavailability of funds for capital expenditures and/or general working capital; and

  operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document.

Throughout this Annual Report references to "we", "our", "us", "the Company", and similar terms refer to SalesTactix, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) General Business Development

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

In a series of transactions consummated in June 2004, the terms of which are further described in a Form 8-K filed on June 24, 2004, we acquired all of the outstanding capital stock of NBD Marketing, Inc., a California corporation, or NBD, and SalesWare Inc., a Nevada corporation, or SalesWare, and formed an acquisition subsidiary, xSellsys, Inc., a California corporation, or xSellsys, to acquire substantially all of the assets and liabilities of CRM SalesWare, Inc., a California corporation, or CRM SalesWare. As a result of the consummation of the above transactions, as further described below, SalesWare, NBD, and xSellsys became our wholly-owned subsidiaries and ProspectWorks, Inc., a Nevada corporation and a subsidiary of NBD, ProspectWorks, became an indirect, wholly-owned subsidiary of the Company.

As a result of the acquisition of SalesWare, Inc., on August 2, 2004, we filed a Certificate of Amendment to its Articles of Incorporation with the Delaware Secretary of State pursuant to which we changed our corporate name to "SalesTactix, Inc." The name change became effective upon the filing of the Certificate of Amendment. Our board of directors and our stockholders holding at least a majority of the voting power of its common stock approved the corporate name change. The Certificate of Amendment was filed as Exhibit 16 to a Form 8-K filed on August 5, 2004.

On October 6, 2004, the Acquired Companies, William Noonan, Vincent Michael Keyes III, and Thomas Ketchum filed a complaint in Orange County Superior Court, Case No. 04CC00669 against us, Scott Absher, George LeFevre and Mark Absher (the Acquired Companies collectively with us, William Noonan, Vincent Michael Keyes III, Thomas Ketchum, Scott Absher, George LaFevre and Mark Absher, the "Parties") (the "Dispute").

On November 15, 2004, we entered into a Settlement and Mutual Release Agreement ("Settlement Agreement") together with each of the other Parties to the Dispute whereby (i) the acquisition agreements by and among the Parties are rescinded including an asset purchase agreement and certain stock purchase agreements; (ii) certain assets owned by SalesTaxtix, Inc. and xSellsys are to be transferred to certain of the other Parties; (iii) certain trademarks and tradenames owned by certain of the Parties are to be transferred to CRM SalesWare; and (iv) our outstanding shares owned by the Parties other than us were canceled. The Settlement Agreement essentially unwinds the Acquisitions and restores the Parties to their prior positions, as if the Acquisitions had never occurred. The Settlement Agreement also provides for non-solicitation covenants, protection of certain proprietary information and indemnification of the defendant Parties. A copy of the Settlement Agreement is attached as an Exhibit to a Form 8-K filed on November 30, 2004. Under the terms of the Settlement Agreement, the Dispute and underlying legal proceedings are to be dismissed.

(b) Business of Issuer

Change in Business Direction

As a result of our lack of revenue generation and the recession of the acquisition referenced above, we have not been satisfied with our business plan or original plan of operation. We planned to re-assess our business plan and alternatively seek out other business opportunities capable of increasing stockholder value.

We plan to locate and negotiate with an established business entity for the merger of a target business or alternatively acquire a business either compatible with our initial business plan or a business unrelated to the nutritional supplement industry, for example in the oil and gas industry. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

Our Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

A business entity, if any, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

We are engaged in seeking an acquisition, locating a new business opportunity, finding a business partner, or locating a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

As we are not limiting our search for business opportunities to any particular sector, our management, may not be experienced in matters relating to the business of a target business and will rely solely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have limited cash assets with which to pay such obligation.

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

  the available technical, financial and managerial resources;

  the availability of audited financial statements;

  working capital and other financial requirements;

  history of operations, if any;

  prospects for the future;

  nature of present and expected competition;

  the quality and experience of management services which may be available and the depth of that management;

  the potential for further research & development;

  specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;

  the potential for growth or expansion;

  the potential for profit;

  the perceived public recognition or acceptance of products, services, or trades;

  name identification; and

  other relevant factors.

Our Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, our present management and stockholders may no longer be in control of us. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, appoint one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of us which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholders will in all likelihood hold a lesser percentage ownership interest in us following any merger or acquisition. Any merger or acquisition effected by us may have a dilutive effect on the percentage of shares held by our stockholders at such time.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Annual Report are advised to determine if we have subsequently filed a Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms in various industries seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for our stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

OTC:BB Symbol Change

On August 6, 2004, as a result of the acquisition of SalesWare, Inc. our OTC:BB symbol changed to "STCX" subsequently as a result of the recession of the acquisition of SalesWare, Inc. we are in the process of changing our name and OTC:BB symbol.

Employees

As of March 31, 2005 there were two employees.

Risk Management Insurance

We do not maintain a liability insurance program as we have not commenced the distribution of products to the general public or others except by way of sample products.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease approximately 1000 square feet of office space located at 18101 Von Karman Avenue, Irvine, California under a month to month operating lease agreement. Monthly lease payments are approximately $1,500 per month. The Company continues to lease the premises on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "STCX". We have been eligible to participate in the OTC Bulletin Board since October 13, 1999 under the trading symbol "AGER". On June 15, 2004, our trading symbol changed to "AGEI" in conjunction with a reverse split. On August 6, 2004 as a result of a name change our symbol changed to "STCX". The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
1st Quarter	0.045	0.02	0.007	0.003
2nd Quarter	1.50	0.01	0.13	0.005
3rd Quarter	1.70	0.20	0.21	0.07
4th Quarter	0.27	0.055	0.07	0.02

(b) Holders of Common Stock

As of March 31, 2005, we had approximately 254 stockholders of record of the 6,835,987 shares outstanding. The closing bid stock price on March 31, 2005 was $0.05.

(c) Dividends

The Board of Directors have not declared any dividends due to the following reasons:

  The Company has not yet adopted a policy regarding payment of dividends;

  The Company does not have any money to pay dividends at this time;

  The declaration of a cash dividend would result in an impairment of future working capital; and

  The Board of Directors will not approve the issuance of a stock dividend.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

None

Issuances to Officer, Directors and Employees

On August 26, 2004 the board elected both managing partners of NeoTactix, Scott Absher and George LeFevre to the board of directors of the Company. In addition the board of directors elected Scott Absher as CEO, and George LeFevre as CFO and Secretary. The original agreement with NeoTactix for the issuance of 4,900,000 as consultants still stands and will be reviewed as of the expiration date.

Issuances to Consultants

On April 20, 2004, the Company issued in exchange for certain business consulting services 4,900,000 shares of the Company's common stock.

ITEM 6. PLAN OF OPERATION

This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

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

In a series of transactions consummated in June 2004, the terms of which are further described in a Form 8-K filed on June 24, 2004, we acquired all of the outstanding capital stock of NBD Marketing, Inc., a California corporation, or NBD, and SalesWare Inc., a Nevada corporation, or SalesWare, and formed an acquisition subsidiary, xSellsys, Inc., a California corporation, or xSellsys, to acquire substantially all of the assets and liabilities of CRM SalesWare, Inc., a California corporation, or CRM SalesWare. As a result of the consummation of the above transactions, as further described below, SalesWare, NBD, and xSellsys became our wholly-owned subsidiaries and ProspectWorks, Inc., a Nevada corporation and a subsidiary of NBD, ProspectWorks, became an indirect, wholly-owned subsidiary of the Company.

As a result of the acquisition of SalesWare, Inc., on August 2, 2004, we filed a Certificate of Amendment to its Articles of Incorporation with the Delaware Secretary of State pursuant to which we changed our corporate name to "SalesTactix, Inc." The name change became effective upon the filing of the Certificate of Amendment. Our board of directors and our stockholders holding at least a majority of the voting power of its common stock approved the corporate name change. The Certificate of Amendment was filed as Exhibit 16 to a Form 8-K filed on August 5, 2004.

We have a limited operating history and have not generated revenues from the sale of any products. Consequently, we have incurred the expenses of start-up. Future operating results will depend on many factors, including our ability to raise adequate working capital, our ability to locate a potential merger or acquisition target, the level of competition and our ability to deliver products while maintaining quality and controlling costs. As a result of our lack of liabilities, our current cash position allows us to maintain a status quo position for a period of approximately six months. However; this position will not allow us to pursue any significant business opportunity.

Since our incorporation in July 1984 through December 31, 2004, we have not generated any revenues and have incurred a net loss of $1,227,345. As a result of our determination of the potential lack of viability of the business model, and our lack of capital to pursue the business model, we have decided to seek other business alternatives.

Satisfaction of our cash obligations for the next 12 months. We do not believe that the available cash will satisfy our cash obligations for the next twelve months. We believe that we will require at least $150,000 to continue our existence, which sum would not include sufficient capital to continue with any significant business opportunity. We have included in our recent business plan the concept of seeking, either venture partners, merger candidates, or other means of perfecting a business opportunity or funds needed if we consummate a merger or acquisition. We have been unsuccessful in the past of generating sufficient capital to perfect our business plan. In an effort to assist us in seeking other business opportunities, we have changed our management.

Summary of any product research and development that we will perform for the term of the plan. We do not anticipate performing any significant product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or anticipated in the next 12 months.

Significant changes in number of employees. We currently do not have any employees other than our officers, Scott Absher and George LeFevre, and until we either obtain sufficient capital to pursue our business plan, or either acquire a business with sufficient cash, or merge with such a company, we will not require new employees.

Plan of Operation

Change in Business Direction

As a result of our lack of revenue generation and the recession of the acquisition referenced above, we have not been satisfied with our business plan or original plan of operation. We planned to re-assess our business plan and alternatively seek out other business opportunities capable of increasing stockholder value.

We plan to locate and negotiate with a business entity for the merger of a target business into us. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

Management is actively engaged in seeking a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

We are a development stage company, with a minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

Since July of 1984, we had been a non-operating company. Therefore, we have a limited operating history and our business and prospects must be considered in light of the risks and uncertainties to which early stage companies in rapidly evolving industries such as professional employment services are exposed. We cannot provide assurances that our business strategy will be successful or that we will successfully address those risks and the risks described herein.

  If we are unable to secure future capital, we will be unable to continue our operations.

  Our business has not been profitable in the past and it may not be profitable in the future. We may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. (See "Potential Fluctuation in Our Quarterly Performance.") The growth of our business will require the commitment of substantial capital resources. If funds are not available from operations, we will need additional funds. We may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when we need them. Even if funds are available, the terms under which the funds are available to us may not be acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities.

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing.

We are an insignificant participant in the business of seeking mergers wherein a large number of established and well financed entities are our competitors.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies, which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

We have no agreement for a business combination or other transaction and have no predetermined standards for a business combination.

We have reached no definitive arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria, which we will require a Target Company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;

  Disclose certain price information about the stock;

  Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

  Send monthly statements to customers with market and price information about the penny stock; and

  In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Our stock is thinly traded, as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if you need money or otherwise desire to liquidate their shares.

We will need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through June 30, 2005. After that time we may need to raise additional funds to fund our operations.

If operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, exploitation and exploration programs. If our resources or cash flows do not rapidly commence, we will require additional financing to fund our planned growth.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2004 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates, seek additional funding through future equity private placements or debt facilities.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-15 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Information as to our current directors and executive officers is as follows:

NAME	AGE	POSITION
Scott Absher	44	Chief Executive Officer & Director
George LeFevre	37	Chief Financial Officer, Secretary & Director

Scott Absher, Chief Executive Officer, and Director

As CEO of SalesTactix, Mr. Absher is responsible for the oversight, and management of the company's day to day business affairs.

Mr. Absher has been a significant BPO industry insider since 1994. As President of Management Resources, Absher assembled a national marketing force representing many of the top industry participants. Mr. Absher has opened and managed regional operations for two national industry participants and been active in merger and acquisition activities as well as a consultant to leadership within the industry. Since December 2000, Scott Absher has been the co-founder and Managing Partner of NeoTactix, a company focused on mergers, acquisitions and structural guidance for small public companies. He is a graduate of The Moody Bible Institute in Chicago.

George LeFevre, Chief Financial Officer, Secretary, and Director

As CFO of SalesTactix, Mr. LeFevre primary duty is to oversee and manage the internal controls related to the cash flow of the company.

Since 2000, George LeFevre has been the co-founder and Managing Partner of NeoTactix, a company focused on mergers, acquisitions and structural guidance for small public companies. From 1998 to 2000, Mr. LeFevre assisted in the formation and funding of PTM Molecular Biosystems. He was the Chief of Finance and key officer for strategic business ventures. Mr. LeFevre has invested in and managed portfolios of securities since 1991. He received a B.S. in Business Administration Finance from California State University, Long Beach.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2004 there were no delinquent filers.

Audit Committee

We do not have an Audit Committee, our board of directors during 2004, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that of our officers and directors serves in all the above capacities.

Our decision to not adopt such a code of ethics results from our having only two officers and two directors operating as the sole management for the Company in 2004. We believe that as a result of the limited interaction which occurs with having only two officers and two directors for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Stock Option Plan

None

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of the Company's executive officers during the last two fiscal years of the Company. The remuneration described in the table does not include the cost of the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of the Company's business.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	Others
Scott Absher- CEO	2004	0	0	0	0	0	0
George LeFevre- CFO	2004	0	0	0	0	0	0

As of December 31, 2004, we do not have any agreements in place for the amount of annual compensation that our officers, directors and employees will receive in the future.

Compensation Committee

We currently do not have a compensation committee of the board of directors. However, the board of directors intends to establish a compensation committee, which is expected to consist of three inside directors and two independent members. Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on December 31, 2004, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 6,835,987 shares of common stock outstanding as of December 31, 2004.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after December 31, 2004 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management
Name of Beneficial Owner (1)	Number of Shares	Percentage
Scott Absher- CEO, Director 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	2,450,000	35.8%
George LeFevre- CFO, Secretary, Director 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	2,450,000	35.8%
All executive officers, directors, and beneficial owners as a group

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NeoTactix, Inc. Consulting Agreement

On April 20, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which NeoTactix agreed to provide certain business consulting services, in exchange for 4,900,000 shares of the Company's common stock. The Company and NTX agree that the compensation shares issued the Company to affiliates of NTX shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved certain benchmarks pursuant to the Agreement.

On August 26, 2004 the board elected both managing partners of NeoTactix, Scott Absher and George LeFevre to the board of directors of the Company. In addition the board of directors elected Scott Absher as CEO, and George LeFevre as CFO and Secretary. The original agreement with NeoTactix still stands and will be reviewed as of the expiration date.

ITEM 13. EXHIBITS

(a) Exhibits

Exhibit No.	Document

3(i)	Articles of Incorporation, as amended**
Certificate of Amendment***
Certificate of Amendment****
3(ii)	By-laws**
10.1	Settlement and Mutual Release Agreement*****
31.1 & 31.2	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.*

______

* Filed herewith.

** Incorporated herein by reference from the Company's Form 10-SB filed with the Commission on June 7, 1999.

*** Incorporated herein by reference from the Company's Form 8-K filed with the Commission on June 8, 2004.

**** Incorporated herein by reference from the Company's Form 8-K filed with the Commission on August 5, 2004.

***** Incorporated herein by reference from the Company's Form 8-K filed with the Commission on November 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Spector & Wong, LLP, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $22,000 and $12,000, respectively.

(2) AUDIT-RELATED FEES

For audit fees not related to the audit of our annual financial statements and review of the financial statements in our Form 10-QSB we incurred audit-related fees of approximately $46,000 and $0, for fiscal years 2004 and 2003 respectively.

(3) TAX FEES

The aggregate fees to be billed by Spector & Wong for professional services to be rendered for tax fees for fiscal years 2004 and 2003 were $500 and $500, respectively.

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALESTACTIX, INC.

By: /s/ Scott Absher

Scott Absher, Chief Executive Officer

Date: May 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott Absher	Chief Executive Officer
Scott Absher	and Director	May 9, 2005

/s/ George LeFevre	Chief Financial Officer,
George LeFevre	Secretary and Director	May 9, 2005

TABLE OF CONTENTS

PAGES

HAROLD Y. SPECTOR, CPA	SPECTOR & WONG, LLP	80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA	Certified Public Accountants	SUITE 723
	1- (888) 584-5577	PASADENA, CA 91101
FAX (626) 584-6447

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SalesTactix, Inc.

We have audited the accompanying balance sheets of SalesTactix, Inc. (formerly known as Age Research, Inc.) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SalesTactix, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's operating losses and lack of revenue raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Spector & Wong, LLP
Pasadena, California
April 29, 2005

SALESTACTIX, INC.

(F/K/A AGE RESEARCH, INC.)

BALANCE SHEET

December 31, 2004

	2004	2003
ASSETS
Current Assets
Cash	$ -	$ 27
Accounts Receivable	-	1,070

TOTAL ASSETS	$ -	$ 1,097

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$ 202,186	$ 12,221
Short-term loans due to related parties	90,136	14,800
Total Current Liabilities	292,322	27,021

Stockholders' Deficit
Common Stock, $0.001 par value, 750,000,000 shares authorized, 6,835,987 shares issued and outstanding	6,836	2,336
Paid-in Capital	4,528,187	932,687
Deferred Compensation	(3,600,000)	-
Accumulated Deficit	(1,227,345)	(960,947)
Total Stockholders' Deficit	(292,322)	(25,924)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ 1,097

See notes to financial statements

SALESTACTIX, INC.

(F/K/A AGE RESEARCH, INC.)

STATEMENTS OF OPERATIONS

For years ended December 31,	2004	2003
Sales	$ -	$ 6,796

Cost and Expenses
Cost of Goods Sold	-	885
Selling, General and Administrative Expenses	261,088	144,540
Total Cost and Expenses	261,088	145,425

Operating loss	(261,088)	(138,629)

Other Income(Expenses)
Miscellaneous Income	-	96
Interest Expense	(4,510)	(725)
Total Other Income(Expenses)	(4,510)	(629)

Net loss before taxes	(265,598)	(139,258)

Provision for Income Taxes	800	800

Net loss	$ (266,398)	$ (140,058)

Net loss per share-Basic and Diluted	$ (0.05)	$ (0.06)

Weighted Average Number of Shares	4,960,987	2,181,225

See notes to financial statements

SALESTACTIX, INC.

(F/K/A AGE RESEARCH, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For years ended December 31, 2004 and 2003

	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at December 31, 2002	68,759,301	$ 68,759	$ 736,264	$ -	$ (820,889)	$ (15,866)
Reverse split on 1:35 on June 1, 2004	(66,794,749)	(66,795)	66,795			-
Retroactive balance at Dec.31, 2002	1,964,552	1,964	803,059	-	(820,889)	(15,866)

Issuance of stock for services	371,430	372	129,628			130,000

Net loss					(140,058)	(140,058)
Balance at December 31, 2003	2,335,982	2,336	932,687	-	(960,947)	(25,924)

Issuance of stock for services	4,500,000	4,500	3,595,500	(3,600,000)		-

Net loss					(266,398)	(266,398)

Balance at December 31, 2004	6,835,982	$ 6,836	$ 4,528,187	$(3,600,000)	$(1,227,345)	$ (292,322)

See notes to financial statements

SALESTACTIX, INC.

(F/K/A AGE RESEARCH, INC.)

STATEMENTS OF CASH FLOWS

For years ended December 31,	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (266,398)	$ (140,058)
Adjustments to reconcile net loss to net cash used in
operating activities:
Noncash expenses	-	130,000
(Increase) Decrease in:
Accounts Receivable	1,070	(317)
Increase in:
Accounts Payable and Accrued Expenses	189,965	3,792
Net cash flows used in operating activities	(75,363)	(6,583)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Related Parties' Loan Payable	75,336	6,300
Net cash flows provided by financing activities	75,336	6,300

NET DECREASE IN CASH	(27)	(283)

CASH AT BEGINNING OF YEAR	27	310

CASH AT END OF YEAR	$ -	$ 27

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$ 800	$ 800

Schedule of noncash investing and financing activities:
Issuance of stock for deferred compensation	$ 3,600,000	$ 0

See notes to financial statements

SALESTACTIX, INC.

(F/K/A AGE RESEARCH, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Nature of Business SalesTactix, Inc. (formerly known as Age Research, Inc., the "Company" or "SalesTactix") historically produces and sold a line of premium skin care products to physicians and mail order. The Company has developed its own line of dermatologist-formulated skin care products including moisturizers, cleaners, sunscreens, and anti-aging emollients with glycolic acid. The products are sold under the name of RejuvenAge, which is trademarked in United States and United Kingdom, and name of Bladium, which is trademarked in United States. Commencing January 1, 2004, the Company has discontinued its business activities and operations and has had no revenues or earnings from operations since then. The Company has no significant assets, paid employees, or financial resources and has no prospects of resuming its prior business operations. The Company's business purpose is to hold itself out as a candidate for a potential merger or acquisition

On August 2, 2004, the Company changed its name to SalesTactix, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented.

Cash Equivalents For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

SALESTACTIX, INC.

(F/K/A AGE RESEARCH, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

Property and Equipment As of December 31, 2004, the Company did not maintain or control any fixed assets.

Income Taxes Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Shipping and Handling Costs The Company historically has included inbound shipping charges in cost of sales and classified outbound shipping charges as operating expenses. For years ended December 31, 2003, the outbound shipping charges included as operating expenses were $467.

Non-employees Equity Transactions: The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 and the Emerging Issues Task Force (EITF) Issue No. 00-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

SALESTACTIX, INC.

(F/K/A AGE RESEARCH, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the FASB issued SFAS No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued a revision to SFAS No. 123R, "Accounting for Stock Based Compensations." This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers; as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 for public entities that file as small business issuers; as of the beginning of the first annual reporting period that begins after December 15, 2005 for nonpublic entities. On April 14, 2005, the Securities Exchange Commission (SEC) announced to defer the compliance dates of implementing FAS 123R at the beginning of their next fiscal year. The Company has not yet determined the impact to its financial statements from the adoption of this statement.

SALESTACTIX, INC.

(F/K/A AGE RESEARCH, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

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

In April 2003, the FASB issued Statement of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its balance sheets or statements of operations and cash flows.

SALESTACTIX, INC.

(F/K/A AGE RESEARCH, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on its financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, its financial position or results of operations may be adversely impacted.

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company suffered losses of $265,700 and $140,058 for years ended December 31, 2004 and 2003, respectively, and as of December 31, 2004, the Company's total liabilities exceeded its total assets by $291,624.

Presently, the Company is not operating and expects no fund will be generated from operations in the near future. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company is seeking for potential mergers or acquisitions of operating companies, in the interim, it has committed to meeting the Company's minimal operating expenses. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2004 and 2003 consist of:

	2004	2003
Accrued Legal and Professional	$ 194,817	$ 7,174
Advance Payable to the former officer	2,116	2,116
Accrued Interest Expense	4,208	1,386
Other Accrued Expenses	1,045	1,545
Total	$ 202,186	$ 12,221

F10

SALESTACTIX, INC.

(F/K/A AGE RESEARCH, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - SHORT-TERM LOANS DUE TO RELATED PARTIES

Short-term loans due to related parties at December 31, 2004 and 2003 consist of the following:

1.) Payable to a related party, interest accrued at 6%, due on demand	$ 14,800	$ 14,800
2.) Payable to a related party, interest accrued at 10%, due on demand	6,737	0
3.) Payable to a related party, interest accrued at 10%, due on demand	54,599	0
4.) Payable to a related party, interest accrued at 10%, due on July 2, 2005 [1]	14,000	0
Total	$ 90,136	$ 14,800

1 The note is convertible at 70% of the average trading of the three lowest closing bid prices of the Company's common stock within the first (7) seven days of trading at the effective date of the note.

NOTE 6 - INCOME TAXES

Provision for income tax for years ended December 31, 2004 and 2003 consisted of $800 minimum state franchise tax each year.

As of December 31, 2004, the Company has net operating loss carryforwards, approximately, of $724,392 and $451,582 to reduce future federal and state taxable income, respectively. To the extent not utilized, the carryforwards will begin to expire through 2024. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The deferred net tax assets consist of the following at December 31:
	2004	2003
Net Operating Loss Carryforwards	$ 286,213	$ 215,608
Other temporary difference	(572)	-
Valuation Allowance	(285,641)	(215,608)

Net deferred tax assets	$ 0	$ 0

SALESTACTIX, INC.

(F/K/A AGE RESEARCH, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - REVERSE STOCK SPLIT

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

NOTE 8 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) per share:

	2004	2003
Numerator:
Net Loss	$ (266,398)	$ (140,058)
Denominator:
Weighted Average Number of Shares	4,960,987	2,181,225

Net loss per share-Basic and Diluted	$ (0.05)	$ (0.06)

As the Company incurred net losses for the years ended December 31, 2004 and 2003, the effect of dilutive securities totaling 19,178 and 0 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 9 - BUSINESS CONSULTING

On June 22, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which NeoTactix agreed to provide certain business consulting services to the Company as specified in the agreement, In exchange for such services, the Company agreed to issued 4,500,000 shares of the Company's common stock. The Company and NTX agree that the compensation shares issued the Company to affiliates of NTX shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved certain benchmarks pursuant to the Agreement As of December 31, 2004, none of the benchmarks has occurred. The services, valued at $3.6 million, were deferred until the performances commit.

SALESTACTIX, INC.

(F/K/A AGE RESEARCH, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has not operated since January 1, 2004 and has only one segment in 2003; accordingly, detailed information of the reportable segment is not presented.

NOTE 11 - RELATED PARTY TRANSACTION

A former officer used to make payments to purchase inventory on behalf of the Company. As of December 31, 2004 and 2003, the balance due to the former officer related the purchase was $2,116 for both years.

NOTE 12 - 2004 STOCK PLAN

On September 27, 2004, the Board of Directors approved a 2004 Stock Plan (the Plan) pursuant to which there shall be 15,000,000 shares of common stock reserved for issuance and under which the Company may issue incentive stock options (ISO), nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 85% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant or after five years if ISO is granted. Prices for options granted to employees who own greater than 10% or more of the Company's stock is at least 110% of the market value at date of grant. A bonus may be awarded upon satisfaction of performance goals pursuant to a Performance Stock Bonus Agreement. At December 31, 2004, no stock options, bonuses or awards were granted.

NOTE 13 - GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2004.

SALESTACTIX, INC.

(F/K/A AGE RESEARCH, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 14 - RECISSION OF BUSINESS ACQUISITIONS

Fiscal year ended December 31, 2004

In June 2004, in a series of transactions, the Company has acquired all of the outstanding capital stock of NBD Marketing, Inc. and its wholly-owned subsidiary, ProspectWorks, Inc., SalesWare Inc., and has formed an acquisition subsidiary, xSellsys, Inc. to acquire certain assets and liabilities of CRM Salesware, Inc.

On October 6, 2004, the acquired companies filed a lawsuit against the Company in Superior Court of the State of California, County of Orange, Central Justice Center. The acquired companies wish to rescind and unwind the acquisitions. On November 15, 2004, the acquired companies and the Company entered into a settlement and mutual release agreement stating (i) that such rescission be effective immediately; (ii) that the acquired companies and the Company be placed in as close a position as possible as they would have been had the following agreements not been entered into; (iii) that the acquired companies and the Company shall have no further obligations or liabilities under the Rescinded Agreements; (iv) that for tax purposes, the acquired companies and the Company agree to treat the following transactions as rescinded immediately and shall not to take any position inconsistent to such rescission for the purposes of any state, federal or local tax returns or taxes; (v) that any shares of the Company or xSellsys, Inc. issued as consideration under the Rescinded Agreements shall be voided; and (vi) that the Company will immediately execute any and all stock powers and/or other documents that acquired companies deem necessary or advisable to effect the rescission of the Rescinded Agreements and the return of the shares and/or assets of CRM Salesware, Salesware, NBD and ProspectWorks to their original owners.

According to the settlement and mutual release agreement, the Company shall file a fictitious business name statement to conduct business under a name other than and dissimilar to "SalesTactix," "xSellsys," "xSellsys.com," "xSellsys CRM," "SAMsys," "My Status Card," "Salesware" and "ProspectWorks" within five business days after the effective date of the agreement. The change of business name is still pending upon the future acquisition.

Moreover, the Company agrees that for a period of three years following the effective date of settlement and mutual release agreement, will not knowingly, after having made a reasonable inquiry, solicit the acquired companies' business; existing customers; past, current or future employees.

The Company had also issued 20,000,000 restricted common stocks to three consultants and two employees in September 2004. The stocks were subject to certain vesting conditions. Due to the rescission of the business acquisitions, the Company cancelled all 20,000,000 shares that had been issued to the consultants and employees.

SALESTACTIX, INC.

(F/K/A AGE RESEARCH, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 14 - RECISSION OF BUSINESS ACQUISITIONS (Continued)

Fiscal year ended December 31, 2003

In May 2003, the Company announced to acquire all the issued and outstanding shares of common stock of a Missouri corporation named as The Varsity Group, Inc., in exchange for 9,343,920 post split shares of the Company's common stock. In the fourth quarter, the acquisition was terminated and did not take place.

NOTE 15 - SUBSEQUENT EVENTS

On February 1, 2005, the Company was suspended by the Secretary of State of California due to non-compliance of prior years' taxes in the amount of $1,391.

On March 29, 2005, the Company entered into a Trademark Transfer Agreement to sell its trademarks, RejuvenAge and Baldium to a former officer. The consideration shall be a reduction of the Company's liabilities owing to the former officer in the amount of $2,000.