Form 10QSB
period 2005-03-31
SalesTactix, Inc.
filed 2005-06-20
CIK 822370

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[X]      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended: March 31, 2005

[ ]      Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _____________ to ____________

Commission File Number:        0-26285

SALESTACTIX, INC.

(Name of Small Business Issuer in its charter )

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

(1)   Yes [X]   No [ ]

(2)   Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	6,835,980

Title of Class	Number of Shares Outstanding as of March 31, 2005 (not including shares issued in connection with transactions referenced in Item 2 of Part II of this Report)

Table of Contents

Filing Sections

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis	7
Controls and Procedures	15
Part II	16
Legal Proceedings	16
Changes in Securities	16
Defaults Upon Securities	16
Submission to a Vote	16
Other Information	16
Exhibits and Reports	16
Signatures	17

Exhibits

Index to Exhibits	18
Exhibits	19

        Except as otherwise noted in this report, "SalesTactix" the "Company," "we," "us" and "our" collectively refer to SalesTactix, Inc. and our subsidiaries.

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

BALANCE SHEET (Unaudited)

March 31, 2005

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$ 211,649
Short-term Notes Due to Related Parties	96,136
Total Current Liabilities	307,785

Stockholders' Deficit
Common Stock, $0.001 par value, 750,000,000 shares
authorized, 6,835,987 shares issued and outstanding	6,836
Paid-in Capital	4,528,187
Deferred Consulting Expenses	(3,600,000)
Accumulated Deficit	(1,242,808)
Total Stockholders' Deficit	(307,785)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

STATEMENTS OF OPERATIONS (Unaudited)

	For Three Months ended
	March 31,
	2005	2004

Selling, General and Administrative	$9,400	$2,173

Operating (loss)	(9,400)	(2,173)

Other Income (Expenses)
Interest and Other Income	2,000	-
Interest and Other Expense	(7,263)	(222)
Total other income(expenses)	(5,263)	(222)

Net (Loss) Before Taxes	(14,663)	(2,395)

Provision for Income Taxes	800	800

Net (Loss)	$ (15,463)	$ (3,195)

Net (loss) per share-Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Shares	6,835,987	2,181,218

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

STATEMENTS OF CASH FLOWS (Unaudited)

For Three Months ended March 31,	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (15,463)	$ (3,195)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Gain on sale of trademarks	(2,000)	-
Decrease in:
Accounts Receivable	-	1,019
Increase in:
Accounts Payable and Accrued Expenses	11,463	2,266
Net cash flows (used in) provided by operating activities	(6,000)	90

CASH FLOW FROM INVESTING ACTIVITIES
Net cash flows provided by investing activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Officers' Loan	6,000	-
Net cash flows provided by financing activities	6,000	-

Net increase in cash and cash equivalents	-	90

Cash and cash equivalents, at beginning of period	-	27

Cash and cash equivalents, at end of period	$ -	$ 117

Supplemental Disclosures
Noncash investing and financing activities:
Disposal of two trademarks to reduce accounts payable	$ 2,000

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

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

On August 2, 2004, the Company changed its name to SalesTactix, Inc.

Presentation of Interim Information: The financial information at March 31, 2005 and for the three months ended March 31, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results for the three months ended March 31, 2005 may not be indicative of results for the year ending December 31, 2005 or any future periods.

Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented.

Note 2 - Accrued Expenses

Accounts Payable and Accrued expenses at March 31, 2005 consist of:

Accounts Payable	$ 203,520
Accrued Interest	6,285
State Income Tax Payable	1,844

Total	$ 211,649

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

Note 3 - Net Loss per Share

The following table sets forth the computation of basic and diluted net (loss) per share as of March 31,2005, and 2004.

	2005	2004
Numerator:
Net (Loss)	$ (14,663)	$ (3,195)
Denominator:
Weighted Average Number of Shares	6,835,987	2,181,218

Loss per share-Basic and Diluted	$ (0.00)	$ (0.00)

As the Company incurred net losses for the quarter ended March 31, 2005 and 2004, the effect of dilutive securities totalling 19,178 and 0 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

Note 4 - Segment Information

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

Note 5 - Related Party Transactions

A former officer used to make payments to purchase inventory on behalf of the Company. As of March 31, 2005, the balance due to the former officer related the purchases were $116. The Company also has notes payable to the former officer in the amount of $14,800 and two other officers in the amount of $67,336, accruing interest at 6% per annum. The notes are due on demand.

There is a note payable to a related party for $14,000, which is convertible at 70% of the average trading of the three lowest closing bid prices of the Company's common stock within the first (7) seven days of trading at the effective date of the note.

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

Note 6 - Sale of Trademark

On March 29, 2005, the Company sold its trademarks, RejuvenAge and Bladium to a former officer. The consideration was reduction of the Company's liabilities owing to the former officer in the amount of $2,000. The Company recognized the gain under other income.

Note 7 - Going Concern

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2005.

Note 9 - Contingency

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

        On October 6, 2004, the Acquired Companies, William Noonan, Vincent Michael Keyes III, and Thomas Ketchum filed a complaint in Orange County Superior Court, Case No. 04CC00669 against us, Scott Absher, George LeFevre and Mark Absher (the Acquired Companies collectively with us, William Noonan, Vincent Michael Keyes III, Thomas Ketchum, Scott Absher, George LeFevre and Mark Absher, the "Parties") (the "Dispute").

        On November 15, 2004, we entered into a Settlement and Mutual Release Agreement ("Settlement Agreement") together with each of the other Parties to the Dispute whereby (i) the acquisition agreements by and among the Parties are rescinded including an asset purchase agreement and certain stock purchase agreements; (ii) certain assets owned by SalesTactix, Inc. and xSellsys are to be transferred to certain of the other Parties; (iii) certain trademarks and trade names owned by certain of the Parties are to be transferred to CRM SalesWare; and (iv) our outstanding shares owned by the Parties other than us were canceled. The Settlement Agreement essentially unwinds the Acquisitions and restores the Parties to their prior positions, as if the Acquisitions had never occurred. The Settlement Agreement also provides for non-solicitation covenants, protection of certain proprietary information and indemnification of the defendant Parties. A copy of the Settlement Agreement is attached as an Exhibit to a Form 8-K filed on November 30, 2004. Under the terms of the Settlement Agreement, the Dispute and underlying legal proceedings are to be dismissed.

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

            Patents, Trademarks and Licenses

        As of March 29, 2005 the company released its rights to the "Rejuvenage" Trademark, in consideration for a reduction in debt owed to a former officer. Although we believe we have obtained common law rights through the use of the name "SalesTactix" in connection with our business that are independent of the United States Patent and Trademark Office registration process, our failure to obtain proprietary protection in the future for the use of the name "SalesTactix" could negatively affect our operations.

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

Employees

      As of March 31, 2005 there were two employees. None of our employees is represented by a labor union. We consider our relationship with our employees to be good.

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

Results of Operations

Quarter Ended March 31, 2005 Compared with Quarter Ended March 31, 2004

            Revenues

        We had total revenues of $0 and $0 for the three month period ended March 31, 2005, and 2004 respectively. Zero revenues are due to having no operating business in Salestactix.

            Cost of Sales

        We incurred total costs of $0 and $0 for the three month period ended March 31, 2005, and 2004, respectively. Zero Cost of Sales is due to having no operating business in Salestactix.

            Operating Expenses

        Selling, general and administrative expenses for the three month period ended March 31, 2005 and 2004 were $9,400 and $2,173, respectively. The increase in SG&A of $7,227 was primarily due to accounting fees of approximately $9,000. The $9,000 includes audit fees for the year end and first quarter audits. In addition audit the company incurred $400 of stock related expenses.

            Net loss

        Our net loss for the three months ended March 31, 2005 was $15,463 as compared to a net loss of $3,195, for the comparative period in 2004. Our increase in net loss is primarily attributed to the professional fees and continual finance charges on the legal expenses related to the acquisitions and the subsequent unwinding of those acquisitions. The company is also incurring interest expense associated with the short-term notes.

Liquidity and Capital Resources

     Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. At March 31, 2005, we had a working capital deficit of $307,785, based on current assets of $0 and current liabilities of $307,785.

Net cash provided by operating activities was negative $6000 for the first quarter of 2005.

Net cash provided in investing activities was $0 for the first quarter of 2005.

Net cash from financing activities was $6,000 for the first quarter of 2005.

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

        Inventories:     Inventory consists of products already packaged and ready for shipments to customers, and is stated at cost, using the first-in, first-out method.

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

        As a result of our deficiency in working capital at March 31, 2005 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates, seek additional funding through future equity private placements or debt facilities.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

31.1         Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)
31.2         Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002
32.1         Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2         Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)    Reports on Form 8-K.

None

[Signature Page Follows.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 17, 2005                                                                 SalesTactix, Inc.

By:   /s/ Scott W. Absher

                                                                                                 Scott W. Absher, Chief Executive Officer