Form 10QSB
period 2005-06-30
SalesTactix, Inc.
filed 2005-08-23
CIK 822370

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended: June 30, 2005

☐  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _____________ to ____________

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

(1)	Yes ☒	No ☐
(2)	Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	6,835,980
Title of Class	Number of Shares Outstanding as of March 31, 2005 (not including shares issued in connection with transactions referenced in Item 2 of Part II of this Report)

Table of Contents

Filing Sections

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cash Flow Statement	3
Financial Footnotes	4
Management Discussion & Analysis	8
Controls and Procedures	17
Part II	17
Legal Proceedings	17
Changes in Securities	17
Defaults Upon Securities	17
Submission to a Vote	17
Other Information	18
Exhibits and Reports	18
Signatures	19

Exhibits

Index to Exhibits	20
Exhibits	21

Except as otherwise noted in this report, “SalesTactix” the “Company,” “we,” “us” and “our” collectively refer to SalesTactix, Inc. and our subsidiaries.

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

BALANCE SHEET (Unaudited)

June 30, 2005

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$215,308
Short-term Notes Due to Related Parties	99,336
Total Current Liabilities	314,644

Stockholders' Deficit
Common Stock, $0.001 par value, 750,000,000 shares
authorized, 6,835,987 shares issued and outstanding	6,836
Paid-in Capital	4,528,187
Deferred Consulting Expenses	(3,600,000)
Accumulated Deficit	(1,249,667)
Total Stockholders' Deficit	(314,644)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-

See notes to interim unaudited financial statements

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

STATEMENTS OF OPERATIONS (Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2005	2004 (Restated)	2005	2004 (Restated)
Operating Expenses:
Selling, General and Administrative	$(942)	$10,072	$8,458	$12,245

Operating Income (Loss)	942	(10,072)	(8,458)	(12,245)

Other Income (Expenses)
Interest and Other Income	-	-	2,000	-
Interest Expense	(7,802)	(222)	(15,065)	(444)
Total Other Income (Expenses)	(7,802)	(222)	(13,065)	(444)

Net (Loss) Before Taxes	(6,860)	(10,294)	(21,523)	(12,689)

Provision for Income Taxes	-	-	800	800

Net (Loss)	$(6,860)	$(10,294)	$(22,323)	$(13,489)

Net (loss) per share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares	6,835,987	3,835,987	6,835,987	3,085,987

See notes to interim unaudited financial statements

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

STATEMENTS OF CASH FLOWS (Unaudited)

For Six Months Ended June 30,	2005	2004 (Restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(22,323)	$(13,489)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Gain on Sale of Trademarks	(2,000)	-
Decrease in:
Accounts Receivable	-	1,019
Increase in:
Accounts Payable and Accrued Expenses	15,123	6,188
Net Cash flows Used in Operating Activities	(9,200)	(6,282)

CASH FLOW FROM INVESTING ACTIVITIES:
Net Cash Flows Provided by Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Shareholders' Contributions	-	6,300
Proceeds from Officers' Loan	9,200	-
Net Cash Flows Provided by Financing Activities	9,200	6,300

Net Increase in Cash and Cash Equivalents	-	18

Cash and Cash Equivalents, at Beginning of Period	-	27

Cash and Cash Equivalents, at End of Period	$-	$45

Supplemental Disclosures
Noncash investing and financing activities:
Disposal of two trademarks to reduce accounts payable	$2,000

See notes to interim unaudited financial statements

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Summary of Significant Accounting Policies

Nature of Business SalesTactix, Inc. (formerly known as Age Research, Inc., the “Company” or “SalesTactix”) historically produces and sold a line of premium skin care products to physicians and mail order. The Company has developed its own line of dermatologist-formulated skin care products including moisturizers, cleaners, sunscreens, and anti-aging emollients with glycolic acid. The products are sold under the name of RejuvenAge, which is trademarked in United States and United Kingdom, and name of Bladium, which is trademarked in United States. Commencing January 1, 2004, the Company ceased operation.

On August 2, 2004, the Company changed its name to SalesTactix, Inc. The Company is planning to change its name to Strativation, Inc.

Presentation of Interim Information: The financial information at June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results for the three and six months ended June 30, 2005 may not be indicative of results for the year ending December 31, 2005 or any future periods.

Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented.

Note 2 – Rescission of Business Acquisitions

In June 2004, in a series of transactions, the Company has acquired all of the outstanding capital stock of NBD Marketing, Inc. and its wholly-owned subsidiary, ProspectWorks, Inc., SalesWare Inc., and has formed an acquisition subsidiary, xSellsys, Inc. to acquire certain assets and liabilities of CRM Salesware, Inc.

On October 6, 2004, the acquired companies filed a lawsuit against the Company in Superior Court of the State of California, County of Orange, Central Justice Center. The acquired companies wished to rescind and unwind the acquisitions. On November 15, 2004, the acquired companies and the Company entered into a settlement and mutual release agreement stating (i)that such rescission be effective immediately; (ii) that the acquired companies and the Company be placed in as close a position as possible as they would have been had the following agreements not been entered into; (iii) that the acquired companies and the Company shall have no further obligations or liabilities under the Rescinded Agreements; (iv) that

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

for tax purposes, the acquired companies and the Company agree to treat the following transactions as rescinded immediately and shall not to take any position inconsistent to such rescission for the purposes of any state, federal or local tax returns or taxes; (v) that any shares of the Company or xSellsys, Inc. issued as consideration under the Rescinded Agreements shall be voided; and (vi) that the Company will immediately execute any and all stock powers and/or other documents that acquired companies deem necessary or advisable to effect the rescission of the Rescinded Agreements and the return of the shares and/or assets of CRM Salesware, Salesware, NBD and ProspectWorks to their original owners. The accompanying financial statements for the three and six months ended June 30, 2004 have been retroactively adjusted to reflect the unwinding acquisitions.

According to the settlement and mutual release agreement, the Company shall file a fictitous business name statement to conduct business under a name other than and dissimilar to “SalesTactix,” “xSellsys,” “xSellsys.com,” “xSellsys CRM,” “SAMsys,” “My Status Card,” “Salesware” and “ProspectWorks”.

Moreover, the Company agrees that for a period of three years following the effective date of settlement and mutual release agreement, will not knowingly, after having made a reasonable inquiry, solicit the acquired companies’ business; existing customers; past, current or future employees.

Note 3 – Going Concern

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

Note 4 – Accounts Payable & Accrued Expenses

Accounts Payable and Accrued expenses at June 30, 2005 consist of:

Accrued Legal & Professional Fees	$ 204,549
Accrued Interest	8,799
State Income Tax Payable	1,844
Other Liabilities	116
Total	$ 215,308

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

Note 5 – Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share as of June 30, 2005, and 2004.

	2005	2004
Numerator:
Net Loss	$ (22,323)	$ (13,489)
Denominator:
Weighted Average Number of Shares	6,835,987	3,085,987

Loss per share-Basic and Diluted	$ (0.00)	$ (0.00)

As the Company incurred net losses for the three and six months ended June 30, 2005 and 2004, the effect of dilutive securities totaling 19,178 equivalent shares has been excluded from the calculation of diluted loss per share for all periods because their effect was anti-dilutive.

Note 6 – Segment Information

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

Note 7 – Related Party Transactions

A former officer used to make payments to purchase inventory on behalf of the Company. As of June 30, 2005, the Company has notes payable to the former officer in the amount of $14,800 and two other officers in the amount of $70,536, accruing interest at 6% per annum. The notes are due on demand.

There is a note payable to a related party for $14,000, which is convertible at 70% of the average trading of the three lowest closing bid prices of the Company’s common stock within the first (7) seven days of trading at the effective date of the note.

Note 8 – Sale of Trademark

On March 29, 2005, the Company sold its trademarks, RejuvenAge and Bladium to a former officer. The consideration was reduction of the Company’s liabilities owing to the former officer in the amount of $2,000. The Company recognized the gain under other income.

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

Note 9 – Guarantees

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; and (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising our of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2005.

Note 10 – Contingency

On February 1, 2005, the Company was suspended by the Secretary of State of California due to non-compliance of prior years’ taxes in the amount of $1,391.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Disclaimer Regarding Forward Looking Statements

Certain statements contained in this Report of Form 10-QSB which are not statements of historical fact are what is known as "forward-looking statements," which are basically statements about the future, and which for that reason involve risk and uncertainty, since no one can accurately predict the future. Words such as "plans," "intends," "seeks," "anticipates," "expects," "goal, "hopes" and "objective" often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements of the plans and objectives of the Company’s management with respect to its present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or to fail to successfully implement such plans or achieve such objectives, or to cause such present and future operations to fail to produce revenues, income or profits.

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

As a result of the acquisition of SalesWare, Inc., on August 2, 2004, we filed a Certificate of Amendment to its Articles of Incorporation with the Delaware Secretary of State pursuant to which we changed our corporate name to “SalesTactix, Inc.” The name change became effective upon the filing of the Certificate of Amendment. Our board of directors and our stockholders holding at least a majority of the voting power of its common stock approved the corporate name change. The Certificate of Amendment was filed as Exhibit 16 to a Form 8-K filed on August 5, 2004.

            On October 6, 2004, the Acquired Companies, William Noonan, Vincent Michael Keyes III, and Thomas Ketchum filed a complaint in Orange County Superior Court, Case No. 04CC00669 against us, Scott Absher, George LeFevre and Mark Absher (the Acquired Companies collectively with us, William Noonan, Vincent Michael Keyes III, Thomas Ketchum, Scott Absher, George LeFevre and Mark Absher, the “Parties”) (the “Dispute”).

            On November 15, 2004, we entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”) together with each of the other Parties to the Dispute whereby (i) the acquisition agreements by and among the Parties are rescinded including an asset purchase agreement and certain stock purchase agreements; (ii) certain assets owned by SalesTaxtix, Inc. and xSellsys are to be transferred to certain of the other Parties; (iii) certain trademarks and tradenames owned by certain of the Parties are to be transferred to CRM SalesWare; and (iv) our outstanding shares owned by the Parties other than us were canceled. The Settlement Agreement essentially unwinds the Acquisitions and restores the Parties to their prior positions, as if the Acquisitions had never occurred. The Settlement Agreement also provides for non-solicitation covenants, protection of certain proprietary information and indemnification of the defendant Parties. A copy of the Settlement Agreement is attached as an Exhibit to a Form 8-K filed on November 30, 2004. Under the terms of the Settlement Agreement, the Dispute and underlying legal proceedings are to be dismissed.

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

OTC:BB Symbol Change

            On August 6, 2004, as a result of the acquisition of SalesWare, Inc. our OTC:BB symbol changed to “STCX” subsequently as a result of the recession of the acquisition of SalesWare, Inc. we are in the process of changing our name and OTC:BB symbol.

Patents, Trademarks And Licenses

As of March 29, 2005 the company released its rights to the “Rejuvenage” Trademark, in consideration for a reduction in debt owed to a former officer. Although we believe we have obtained common law rights through the use of the name “SalesTactix” in connection with our business that are independent of the United States Patent and Trademark Office registration process, our failure to obtain proprietary protection in the future for the use of the name “SalesTactix” could negatively affect our operations.

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

            Employees

As of June 30, 2005 there were two employees. None of our employees is represented by a labor union. We consider our relationship with our employees to be good.

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

Results of Operations

Quarter Ended June 30, 2005 Compared with Quarter Ended June 30, 2004

Revenues

We had total revenues of $0 and $0 for the three month period ended June 30, 2005, and 2004 respectively. Zero revenues are due to having no operating business in SalesTactix.

Cost of Sales

We incurred total costs of $0 and $0 for the three month period ended June 30, 2005, and 2004, respectively. Zero Cost of Sales is due to having no operating business in SalesTactix.

Operating Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2005 and 2004 were approximately negative $942 and $10,072, respectively. The decrease in SG&A of approximately $11,000 was primarily due to the Company not having an operating business.

Net loss

Our net loss for the three months ended June 30, 2005 was $6,860 as compared to a net loss of $10,294, for the comparative period in 2004. Our decrease in net loss is primarily attributed to the not having an operating business in SalesTactix.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Revenues

We had total revenues of $0 and $0 for the six month period ended June 30, 2005, and 2004 respectively. Zero revenues are due to having no operating business in SalesTactix during 2005.

Cost of Sales

We incurred total costs of $0 and $0 for the six month period ended June 30, 2005, and 2004, respectively Zero revenues are due to having no operating business in SalesTactix during 2005.

Operating Expenses

Selling, general and administrative expenses for the six month period ended June 30, 2005 and 2004 were $21,523 and $12,689, respectively. The increase in expense is due to accrued interest on the Company’s outstanding payables.

Net Loss

Our net loss for the six months ended June 30, 2005 was $22,323 as compared to a net loss of $13,489 for the comparative period in 2004. Our increase in net loss is primarily attributed to accrued interest on outstanding payables.

Liquidity and Capital Resources

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. At June 30, 2005, we had a working capital deficit of $314,644, based on current assets of $0 and current liabilities of $314,644.

            Net cash provided by operating activities was negative $9,200 for the second quarter of 2005.

Net cash provided in investing activities was $0 for the second quarter of 2005.

Net cash from financing activities was $9,200 for the second quarter of 2005.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

New Accounting Standards: In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenuer Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s results of operations, financial positions or cash flows.

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

  If we are unable to secure future capital, we will be unable to continue our operations

  Our business has not been profitable in the past and it may not be profitable in the future. We may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. (See “Potential Fluctuation in Our Quarterly Performance.”) The growth of our business will require the commitment of substantial capital resources. If funds are not available from operations, we will need additional funds. We may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when we need them. Even if funds are available, the terms under which the funds are available to us may not be acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities.

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company’s ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing.

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

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

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

  Send monthly statements to customers with market and price information about the penny stock; and

  In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders’ Ability To Sell Shares Of Our Common Stock

There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact shareholders’ ability to sell shares of our common stock.

Because Our Stock Is Considered A Penny Stock, Any Investment In Our Stock Is Considered To Be A High-Risk Investment And Is Subject To Restrictions On Marketability.

Trading of our common stock is conducted over-the-counter through the NASD Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

The Securities and Exchange Commission adopted regulations that generally define a “penny stock” as any equity security that has a market price of less than $5.00 per share. Additionally, if the equity security is not registered or authorized on a national securities exchange or the NASDAQ and the issuer has net tangible assets under $2,000,000, the equity security also would constitute a “penny stock.” Our common stock does constitute a penny stock because our common stock has a market price less than $5.00 per share and our common stock is not quoted on Nasdaq. As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Furthermore, the ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market may be limited. As a result, the market liquidity for our common stock is adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which may negatively affect the market for our common stock. Furthermore, this lack of liquidity also may make it more difficult for us to raise capital in the future.

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at June 30, 2005 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates, seek additional funding through future equity private placements or debt facilities.

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

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

31.1    Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

31.2    Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

32.1    Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2    Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)    Reports on Form 8-K.

None

[Signature Page Follows.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 21, 2005	SalesTactix, Inc.

By:	/s/ Scott W. Absher

Scott W. Absher, Chief Executive Officer