Form 10QSB
period 2005-09-30
STRATIVATION, INC.
filed 2005-11-18
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended: September 30, 2005

☐  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _____________ to ____________

Commission File Number: 0-26285

STRATIVATION, INC.

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

Except as otherwise noted in this report, “Strativation” the “Company,” “we,” “us” and “our” collectively refer to Strativation, Inc. and our subsidiaries.

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

BALANCE SHEET (Unaudited)

September 30, 2005

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$222,979
Short-term Notes Due to Related Parties	103,055
Total Current Liabilities	326,034

Stockholders' Deficit
Common Stock, $0.001 par value, 750,000,000 shares
authorized, 6,835,987 shares issued and outstanding	6,836
Paid-in Capital	4,528,187
Deferred Consulting Expenses	(3,600,000)
Accumulated Deficit	(1,261,057)
Total Stockholders' Deficit	(326,034)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-

See notes to interim unaudited financial statements	3

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

STATEMENTS OF OPERATIONS (Unaudited)

		For Three Months Ended September 30,			For Nine Months Ended September 30,
		2005	2004		2005	2004
Operating Expenses:
Selling, General and Administrative		$5,532	$143,512		$13,990	$155,757

Operating Loss		(5,532)	(143,512)		(13,990)	(155,757)

Other Income (Expenses)
Interest and Other Income		-	-		2,000	-
Interest Expense		(5,857)	(550)		(20,922)	(994)
Total Other Income (Expenses)		(5,857)	(550)		(18,922)	(994)

Net Loss Before Taxes		(11,389)	(144,062)		(32,912)	(156,751)

Provision for Income Taxes		-	-		800	800

Net Loss		$(11,389)	$(144,062)		$(33,712)	$(157,551)

Net loss per share-Basic and Diluted	$	NIL	$(0.02)	$	NIL	$(0.04)

Weighted Average Number of Shares		6,835,987	6,835,980		6,835,987	4,335,980

See notes to interim unaudited financial statements	4

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

STATEMENTS OF CASH FLOWS (Unaudited)

For Nine Months Ended September 30,	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(33,712)	$(157,551)
Adjustments to Reoncile Net Loss to Net Cash Used in Operations:
Gain on Sale of Trademarks	(2,000)	-
Decrease in:
Accounts Receivable	-	1,070
Increase in:
Accounts Payable and Accrued Expenses	22,793	103,534
Net Cash flows Used in Operating Activities	(12,919)	(52,947)

CASH FLOW FROM INVESTING ACTIVITIES:
Net Cash Flows Provided by Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Notes Payable to Related Partties	12,919	52,920
Net Cash Flows Provided by Financing Activities	12,919	52,920

Net Decreasee in Cash and Cash Equivalents	-	(27)

Cash and Cash Equivalents, at Beginning of Period	-	27

Cash and Cash Equivalents, at End of Period	$-	$-

Supplemental Disclosures
Noncash investing and financing activities:
Disposal of two trademarks to reduce accounts payable	$2,000	$-
Issuance of common stock for deferred consulting	$-	3,600,000

See notes to interim unaudited financial statements	5

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Summary of Significant Accounting Policies

Nature of Business Strativation, Inc. (formerly known as SalesTactix, Inc., as known as Age Research, Inc., the “Company” or “Strativation, Inc.”) historically produces and sold a line of premium skin care products to physicians and mail order. The Company has developed its own line of dermatologist-formulated skin care products including moisturizers, cleaners, sunscreens, and anti-aging emollients with glycolic acid. The products are sold under the name of RejuvenAge, which is trademarked in United States and United Kingdom, and name of Bladium, which is trademarked in United States. Commencing January 1, 2004, the Company ceased operation.

On August 2, 2004, the Company changed its name to SalesTactix, Inc.

On September 7, 2005, the Company filed an Amendment to its Certificate of Incorporation to change the name to Strativation, Inc. It was effective on October 3, 2005.

Presentation of Interim Information: The financial information at September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results for the three and nine months ended September 30, 2005 may not be indicative of results for the year ending December 31, 2005 or any future periods.

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

See notes to interim unaudited financial statements	6

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

 Note 2 – Rescission of Business Acquisitions (continued)

(vi) that the Company will immediately execute any and all stock powers and/or other documents that acquired companies deem necessary or advisable to effect the rescission of the Rescinded Agreements and the return of the shares and/or assets of CRM Salesware, Salesware, NBD and ProspectWorks to their original owners. The accompanying financial statements for the three and nine months ended September 30, 2004 have been retroactively adjusted to reflect the unwinding acquisitions.

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

Note 4 – Accounts Payable & Accrued Expenses

Accounts Payable and Accrued expenses at September 30, 2005 consist of:

Accrued Legal & Professional Fees	$210,089
Accrued Interest	11,046
State Income Tax Payable	1,844
Total	$222,979

See notes to interim unaudited financial statements	7

SALESTACTIX, INC. (FKA AGE RESEARCH, INC.)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

Note 5 – Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share as of September 30, 2005, and 2004.

	For three months ended September 30,		For nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net Loss	$ (11,389)	$ (144,062)	$ (33,712)	$ (157,551)
Denominator:
Weighted Average Number of Shares	6,835,987	6,835,980	6,835,987	4,335,980

Loss per share-Basic and Diluted	NIL	$ (0.02)	NIL	$ (0.04)

Note 5 – Net Loss per Share (continued)

As the Company incurred net losses for the three and nine months ended September 30, 2005 and 2004, the effect of dilutive securities totalling 33,712 equivalent shares has been excluded from the calculation of diluted loss per share for all periods because their effect was anti-dilutive.

Note 6 – Segment Information

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company is not operating; accordingly, it has no reportable segment.

Note 7 – Related Party Transactions

A former officer used to make payments to purchase inventory on behalf of the Company. As of September 30, 2005, the Company has notes payable to the former officer in the amount of $14,800 and two other officers in the amount of $74,255, accruing interest from 6% to 10% per annum. The notes are due on demand.

There is a note payable to a related party for $14,000, which is convertible at 70% of the average trading of the three lowest closing bid prices of the Company’s common stock within the first (7) seven days of trading at the effective date of the note. The note carries interest at 10%. As of September 30, 2005, the note was on default.

Note 8 – Sale of Trademark

On March 29, 2005, the Company sold its trademarks, RejuvenAge and Bladium to a former officer. The consideration was reduction of the Company’s liabilities owing to the former officer in the amount of $2,000. The Company recognized the gain under other income.

See notes to interim unaudited financial statements	8

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2005.

Note 10 – Contingency

On February 1, 2005, the Company was suspended by the Secretary of State of California due to non-compliance of prior years’ taxes in the amount of $1,391.

See notes to interim unaudited financial statements	9

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

On September 7, 2005, the Company filed an Amendment to its Certificate of Incorporation to change the name of the corporation to Strativation, Inc. It was effective on October 3, 2005.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

•	the available technical, financial and managerial resources;
•	the availability of audited financial statements;
•	working capital and other financial requirements;
•	history of operations, if any;
•	prospects for the future;
•	nature of present and expected competition;
•	the quality and experience of management services which may be available and the depth of that management;
•	the potential for further research & development;
•	specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
•	the potential for growth or expansion;
•	the potential for profit;
•	the perceived public recognition or acceptance of products, services, or trades;
•	name identification; and
•	other relevant factors.

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

Patents, Trademarks And Licenses

As of March 29, 2005 the company released its rights to the “Rejuvenage” Trademark, in consideration for a reduction in debt owed to a former officer. Although we believe we have obtained common law rights through the use of the name “Strativation” in connection with our business that are independent of the United States Patent and Trademark Office registration process, our failure to obtain proprietary protection in the future for the use of the name “Strativation” could negatively affect our operations.

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

Employees

As of September 30, 2005 there were two employees. None of our employees is represented by a labor union. We consider our relationship with our employees to be good.

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

Results of Operations

Quarter Ended September 30, 2005 Compared with Quarter Ended September 30, 2004

Revenues

We had total revenues of $0 and $0 for the three month period ended September 30, 2005, and 2004 respectively. Zero revenues are due to having no operating business in Strativation.

Cost of Sales

We incurred total costs of $0 and $0 for the three month period ended September 30, 2005, and 2004, respectively. Zero Cost of Sales is due to having no operating business in Strativation.

Operating Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2005 and 2004 were approximately $5,532 and $143,512, respectively. The decrease in SG&A of approximately $137,980 was primarily due to the Company not incurring legal and accounting expenses related to the acquisitions and their subsequent rescissions from the same period last year.

Net loss

Our net loss for the three months ended September 30, 2005 was $11,389 as compared to a net loss of $144,062, for the comparative period in 2004. Our decrease in net loss is primarily attributed to not having an operating business in Strativation.

Six Months Ended September 30, 2005 Compared with Six Months Ended September 30, 2004

Revenues

We had total revenues of $0 and $0 for the six month period ended September 30, 2005, and 2004 respectively. Zero revenues are due to having no operating business in Strativation during 2005.

Cost of Sales

We incurred total costs of $0 and $0 for the six month period ended September 30, 2005, and 2004, respectively Zero revenues are due to having no operating business in Strativation during 2005.

Operating Expenses

Selling, general and administrative expenses for the six month period ended September 30, 2005 and 2004 were $13,990 and $155,757 respectively. The decrease in expense of approximately $141,800 was primarily due to the Company not incurring legal and accounting expenses related to the acquisitions and their subsequent rescissions from the same period last year.

Net Loss

Our net loss for the six months ended September 30, 2005 was $33,712 as compared to a net loss of $157,551 for the comparative period in 2004. Our decrease in net loss is primarily attributed to not having an operating business in Strativation.

Liquidity and Capital Resources

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. At September 30, 2005, we had a working capital deficit of $326,034 based on current assets of $0 and current liabilities of $326,034.

Net cash provided by operating activities was negative $12,919 for the third quarter of 2005.

Net cash provided in investing activities was $0 for the third quarter of 2005.

Net cash from financing activities was $12,919 for the third quarter of 2005.

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

•	If we are unable to secure future capital, we will be unable to continue our operations.

•    Our business has not been profitable in the past and it may not be profitable in the future. We may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. (See “Potential Fluctuation in Our Quarterly Performance.”) The growth of our business will require the commitment of substantial capital resources. If funds are not available from operations, we will need additional funds. We may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when we need them. Even if funds are available, the terms under which the funds are available to us may not be acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and

•    In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through September 30, 2005. After that time we may need to raise additional funds to fund our operations.

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

As a result of our deficiency in working capital at September 30, 2005 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates, seek additional funding through future equity private placements or debt facilities.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 1, 2005, the holders of a majority of the outstanding shares of our common stock entitled to vote thereon executed a written consent in accordance with Delaware law approving and adopting the amendment to our certificate of incorporation to change our corporate name to "Strativation, Inc."

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

Dated: November 17, 2005	Strativation, Inc.

By: /s/ Scott W. Absher

Scott W. Absher, Chief Executive Officer