Form 10KSB
period 2005-12-31
STRATIVATION, INC.
filed 2006-05-16
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Common Stock, $0.001 par value

(Title if Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. __

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes     X     No

The issuer’s revenues for its most recent fiscal year ended December 31, 2005. $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 31, 2006 was $151,201 based on a share value of $0.0781.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2006 was 6,835,987 shares.

Documents Incorporated by Reference

None

Transitional Small Business Disclosure Format (check one): Yes No	X

STRATIVATION, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2005

Index to Report

on Form 10-KSB

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	loss of customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures and/or general working capital; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “the Company”, and similar terms refer to Strativation, Inc.

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

On October 6, 2004, the Acquired Companies, William Noonan, Vincent Michael Keyes III, and Thomas Ketchum filed a complaint in Orange County Superior Court, Case No. 04CC00669 against us, Scott Absher, George LeFevre and Mark Absher (the Acquired Companies collectively with us, William Noonan, Vincent Michael Keyes III, Thomas Ketchum, Scott Absher, George LaFevre and Mark Absher, the “Parties”) (the “Dispute”).

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

As a result of the Settlement and Mutual Release Agreement, on September 15, 2005, we filed a Certificate of Amendment to its Articles of Incorporation with the Delaware Secretary of State pursuant to which we changed our corporate name to “Strativation, Inc.” The name change became effective upon the filing of the Certificate of Amendment.

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

OTC:BB Symbol Change

On October 13, 2005, as a result of the settlement agreement our OTC:BB symbol changed to “STRV”.

Employees

As of March 31, 2005 there were two employees.

Risk Management Insurance

We do not maintain a liability insurance program as we have no existing operations.

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

We currently lease approximately 500 square feet of office space located at 18101 Von Karman Avenue, Irvine, California under a month to month operating lease agreement. Monthly lease payments are approximately $750 per month. The Company continues to lease the premises on a month-to-month basis.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol “STCX”. We have been eligible to participate in the OTC Bulletin Board since October 13, 1999 under the trading symbol “AGER”. On June 15, 2004, our trading symbol changed to “AGEI” in conjunction with a reverse split. On August 6, 2004 as a result of a name change our symbol changed to “STCX”. On October 13, 2005, as a result of the settlement agreement our OTC:BB symbol changed to “STRV”. The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2005		2004
	High	Low	High	Low
1st Quarter	0.10	0.045	0.045	0.02
2nd Quarter	0.10	0.035	1.50	0.01
3rd Quarter	0.065	0.03	1.70	0.20
4th Quarter	0.09	0.036	0.27	0.055

(b) Holders of Common Stock

As of March 31, 2006, we had approximately 260 stockholders of record of the 6,835,987 shares outstanding. The closing bid stock price on March 31, 2006 was $0.0781.

(c) Dividends

The Board of Directors have not declared any dividends due to the following reasons:

1.	The Company has not yet adopted a policy regarding payment of dividends;
2.	The Company does not have any money to pay dividends at this time;
3.	The declaration of a cash dividend would result in an impairment of future working capital; and
4.	The Board of Directors will not approve the issuance of a stock dividend.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

Issuances to Officer, Directors and Employees

On August 26, 2004 the board elected both managing partners of NeoTactix, Scott Absher and George LeFevre to the board of directors of the Company. In addition the board of directors elected Scott Absher as CEO, and George LeFevre as CFO and Secretary. The original agreement with NeoTactix for the issuance of 4,900,000 as consultants still stands and will be reviewed as of the expiration date. On October 5, 2006 this agreement was extended until October 31, 2006.

Issuances to Consultants

On April 20, 2004, the Company issued in exchange for certain business consulting services 4,900,000 shares of the Company’s common stock. On October 5, 2006 this agreement was extended until October 31, 2006.

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

As a result of the Settlement and Mutual Release Agreement, on September 15, 2005, we filed a Certificate of Amendment to its Articles of Incorporation with the Delaware Secretary of State pursuant to which we changed our corporate name to “Strativation, Inc.” The name change became effective upon the filing of the Certificate of Amendment.

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

Since our incorporation in July 1984 through December 31, 2005, we have not generated any annual net income and have incurred an accumulated deficit of $1,247,964. As a result of our determination of the potential lack of viability of the business model, and our lack of capital to pursue the business model, we have decided to seek other business alternatives.

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

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through June 30, 2006. After that time we may need to raise additional funds to fund our operations.

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

As a result of our deficiency in working capital at December 31, 2005 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates, seek additional funding through future equity private placements or debt facilities.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-13 of this Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Strativation, Inc.

We have audited the accompanying balance sheets of Strativation, Inc. (formerly known as SalesTactix, Inc.) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strativation, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's operating losses and lack of revenue raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Spector & Wong, LLP Pasadena, California
May 15, 2006

STRATIVATION, INC.

(FKA SALESTACTIX, INC.)

BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$ 205,961	$ 202,186
Short-term loans due to related parties	106,980	90,136
Total Current Liabilities	312,941	292,322

Stockholders' Deficit
Common Stock, $0.001 par value, 750,000,000 shares
authorized, 6,835,982 shares issued and outstanding	6,836	6,836
Paid-in Capital	1,153,187	4,528,187
Deferred Compensation	(225,000)	(3,600,000)
Accumulated Deficit	(1,247,964)	(1,227,345)
Total Stockholders' Deficit	(312,941)	(292,322)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

STRATIVATION, INC.

(FKA SALESTACTIX, INC.)

STATEMENTS OF OPERATIONS

For years ended December 31,	2005	2004
Operating Expenses:
Selling, General and Administrative Expenses	$ 28,579	$ 261,088
Total Cost and Expenses	28,579	261,088

Operating loss	(28,579)	(261,088)

Other Income(Expenses)
Miscellaneous Income	39,327	-
Interest Expense	(30,567)	(4,510)
Total Other Income(Expenses)	8,760	(4,510)

Net loss before taxes	(19,819)	(265,598)

Provision for Income Taxes	800	800

Net loss	$ (20,619)	$ (266,398)

Net loss per share-Basic and Diluted	NIL	$ (0.05)

Weighted Average Number of Shares	6,835,982	4,960,987

STRATIVATION, INC.

(FKA SALESTACTIX, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For years ended December 31, 2005 and 2004

	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at December 31, 2003	81,759,370	$ 81,759	$ 853,264	$ -	$ (960,947)	$ (25,924)
Reverse split on 1:35 on June 1, 2004	(79,423,388)	$ (79,423)	79,423			-
Retroactive balance at Dec. 31, 2003	2,335,982	$ 2,336	$ 932,687	$ -	$ (960,947)	$ (25,924)

Issuance of stock for services	4,500,000	4,500	3,595,500	(3,600,000)		-

Net loss					(266,398)	(266,398)
Balance at December 31, 2004	6,835,982	6,836	4,528,187	(3,600,000)	(1,227,345)	(292,322)

Write-down deferred consulting
services			(3,375,000)	3,375,000
					(20,619)	(20,619)
Balance at December 31, 2005	6,835,982	$ 6,836	$ 1,153,187	$ (225,000)	$ (1,247,964)	$ (312,941)

STRATIVATION, INC.

(FKA SALESTACTIX, INC.)

STATEMENTS OF CASH FLOWS

For years ended December 31,	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (20,619)	$ (266,398)
Adjustments to reconcile net loss to net cash used in
operating activities:
Gain on sale of trademarks	(2,000)	-
Forgiveness of Debt	(37,327)	-
Decrease in:
Accounts Receivable	-	1,070
Increase in:
Accounts Payable and Accrued Expenses	43,102	189,965
Net cash flows used in operating activities	(16,844)	(75,363)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Related Parties' Loan Payable	16,844	76,336
Net cash flows provided by financing activities	16,844	76,336

NET DECREASE IN CASH	-	(27)

CASH AT BEGINNING OF YEAR	-	27

CASH AT END OF YEAR	$ -	$ -

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$ -	$ -

Schedule of noncash investing and financing activities:
Disposal of two trademarks to reduce accounts payable	$ 2,000	$ -
Issuance of stock for deferred compensation	$ -	$ 3,600,000
Write-down deferred consulting services	$ 3,375,000	$ -

STRATIVATION, INC.

(FKA SALESTACTIX, INC.)

NOTES

NOTE 1 – NATURE OF BUSINESS

Nature of Business Strativation, Inc. (formerly known as SalesTactix, Inc., as known as Age Research, Inc., the “Company” or “Strativation”) historically produces and sold a line of premium skin care products to physicians and mail order. The Company has developed its own line of dermatologist-formulated skin care products including moisturizers, cleaners, sunscreens, and anti-aging emollients with glycolic acid. The products are sold under the name of RejuvenAge, which is trademarked in United States and United Kingdom, and name of Bladium, which is trademarked in United States. Commencing January 1, 2004, the Company ceased operation.

The Company is not operating, and is attempting to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

On August 2, 2004, the Company changed its name to SalesTactix, Inc.

On September 7, 2005, the Company filed an Amendment to its Certificate of Incorporation to change the name to Strativation, Inc. It was effective on October 3, 2005.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

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

Property and Equipment As of December 31, 2005, the Company did not maintain or control any fixed assets.

STRATIVATION, INC.

(FKA SALESTACTIX, INC.)

NOTES

Income Taxes Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Non-employees Equity Transactions: The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 and the Emerging Issues Task Force (EITF) Issue No. 00-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

New Accounting Pronouncements In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No.3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. Management does not believe adoption of SFAS No. 154 will have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management does not believe the adoption of this statement will have a material effect on the Company’s financial position, results of operations or cash flows.

STRATIVATION, INC.

(FKA SALESTACTIX, INC.)

NOTES

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employee and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company suffered losses of $20,619 and $266,398 for years ended December 31, 2005 and 2004, respectively, and as of December 31, 2005, the Company’s total liabilities exceeded its total assets by $312,941.

Presently, the Company is not operating and expects no fund to be generated from operations in the near future. As a result, the Company expects to continue to incur operating losses and may not have sufficient funds to grow its business in the future. The Company is seeking for potential mergers or acquisitions of operating companies, in the interim, it has committed to meeting the Company's minimal operating expenses. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STRATIVATION, INC.

(FKA SALESTACTIX, INC.)

NOTES

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2005 and 2004 consist of:

	2005	2004
Accrued Legal and Professional	$ 187,880	$ 194,817
Advance Payable to the former officer	-	2,116
Accrued Interest Expense	13,598	4,208
Other Accrued Expenses	4,483	1,045
Total	$ 205,961	$ 202,186

NOTE 5 – SHORT-TERM LOANS DUE TO RELATED PARTIES

Short-term loans due to related parties at December 31, 2005 and 2004 consist of the following:

	2005	2004
1.) Payable to a related party, interest accrued
at 6%, due on demand	$ 14,800	$ 14,800
2.) Payable to a related party, interest accrued
at 10%, due on demand	6,737	6,737
3.) Payable to a related party, interest accrued
at 10%, due on demand	71,443	54,599
4.) Payable to a related party, interest accrued
at 10%, due on July 2, 2005 [1]	14,000	14,000
Total	$ 106,980	$ 90,136

1 The note is convertible at 70% of the average trading of the three lowest closing bid prices of the Company’s common stock within the first (7) seven days of trading at the effective date of the note. As of December 31, 2005, the note was on default

NOTE 6 - INCOME TAXES

Provision for income tax for years ended December 31, 2005 and 2004 consisted of $800 minimum state franchise tax each year.

As of December 31, 2005, the Company has net operating loss carryforwards, approximately, of $745,810 and $724,392 to reduce future federal and state taxable income, respectively. To the extent not utilized, the carryforwards will begin to expire through 2025. The Company’s ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

STRATIVATION, INC.

(FKA SALESTACTIX, INC.)

NOTES

The deferred net tax assets consist of the following at December 31:

	2005	2004
Net Operating Loss Carryforwards	$ 293,878	$ 286,213
Other temporary difference	-	(572)
Valuation Allowance	(293,878)	(285,641)
Net deferred tax assets	$ -	$ -

NOTE 7 – REVERSE STOCK SPLIT

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

NOTE 8 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share as:

	December 31,
	2005	2004
Numerator:
Net Loss	$ (20,619)	$ (266,398)
Denominator:
Weighted Average Number of Shares	6,835,982	4,960,987

Net loss per share-Basic and Diluted	NIL	$ (0.05)

As the Company incurred net losses for the years ended December 31, 2005 and 2004, the effect of dilutive securities totalling 19,178 equivalent shares, for both years, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 9 – BUSINESS CONSULTING

On June 22, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which Neotactix agreed to provide certain business consulting services to the Company as specified in the agreement, In exchange for such services, the Company agreed to issued 4,500,000 shares of the Company’s common stock. The Company and NTX agree that the compensation shares issued to affiliates of NTX shall be cancelled and returned to the

STRATIVATION, INC.

(FKA SALESTACTIX, INC.)

NOTES

Company if, prior to October 31, 2005, the Company has not achieved certain benchmarks pursuant to the Agreement; however, on October 5, 2005, this agreement was extended to October 31, 2006. The Company wrote-down the deferred consulting services, offset against additional paid in capital, to $225,000 or $0.05 per share which was the closing market price on October 5, 2005. As of December 31, 2005, none of the benchmarks has occurred. The services were deferred until the performances commit.

NOTE 10 – SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

NOTE 11 – RELATED PARTY TRANSACTION

A former officer used to make payments to purchase inventory on behalf of the Company. As of December 31, 2005 and 2004, the balance due to the former officer related the purchase was none and $2,116, respectively.

NOTE 12 – 2004 STOCK PLAN

On September 27, 2004, the Board of Directors approved a 2004 Stock Plan (the Plan) pursuant to which there shall be 15,000,000 shares of common stock reserved for issuance and under which the Company may issue incentive stock options (ISO), nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 85% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant or after five years if ISO is granted. Prices for options granted to employees who own greater than 10% or more of the Company’s stock is at least 110% of the market value at date of grant. A bonus may be awarded upon satisfaction of performance goals pursuant to a Performance Stock Bonus Agreement. At December 31, 2005, no stock options, bonuses or awards were granted.

NOTE 13 – SALE OF TRADEMARK

On March 29, 2005, the Company entered into a Trademark Transfer Agreement to sell its trademarks, RejuvenAge and Baldium to a former officer. The consideration was a reduction of the Company’s liabilities owing to the former officer in the amount of $2,000.

NOTE 14 – GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; and (ii) certain agreements with the

STRATIVATION, INC.

(FKA SALESTACTIX, INC.)

NOTES

Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising our of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2005.

NOTE 15 – CONTINGENCY

On February 1, 2005, the Company was suspended by the Secretary of State of California due to non-compliance of prior years’ taxes in the amount of $4,482.

NOTE 16 – RECISSION OF BUSINESS ACQUISITIONS

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

According to the settlement and mutual release agreement, the Company shall file a fictitous business name statement to conduct business under a name other than and dissimilar to “SalesTactix,” “xSellsys,” “xSellsys.com,” “xSellsys CRM,” “SAMsys,” “My Status Card,” “Salesware” and “ProspectWorks” within five business days after the effective date of the agreement. The Company changed its name to Strativation, Inc. on October 3, 2005.

STRATIVATION, INC.

(FKA SALESTACTIX, INC.)

NOTES

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

Information as to our current directors and executive officers is as follows:

NAME	AGE	POSITION
Scott Absher	46	Chief Executive Officer & Director
George LeFevre	39	Chief Financial Officer, Secretary & Director

Scott Absher, Chief Executive Officer, and Director

As CEO of Strativation, Mr. Absher is responsible for the oversight, and management of the company’s day to day business affairs.

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

George LeFevre, Chief Financial Officer, Secretary, and Director

As CFO of Strativation, Mr. LeFevre primary duty is to oversee and manage the internal controls related to the cash flow of the company.

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

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2005 there were no delinquent filers.

Audit Committee

We do not have an Audit Committee, our board of directors during 2005, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that of our officers and directors serves in all the above capacities.

Our decision to not adopt such a code of ethics results from our having only two officers and two directors operating as the sole management for the Company in 2005. We believe that as a result of the limited interaction which occurs with having only two officers and two directors for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Stock Option Plan

None

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of the Company’s executive officers during the last two fiscal years of the Company. The remuneration described in the table does not include the cost of the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of the Company’s business.

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	LTIP Payouts	All Other Compensation
Scott Absher- CEO & Director	2005*
2004*
2003*
George LeFevre – CFO, Secretary & Director	2005*
2004*
2003*

* Scott Absher and George Lefevre were elected on August 26, 2004, and have not received a salary since being elected. As of December 31, 2005, we do not have any agreements in place for the amount of annual compensation that our officers, directors and employees will receive in the future.

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

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on December 31, 2005, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 6,835,987 shares of common stock outstanding as of December 31, 2005.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after December 31, 2005 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percentage
Scott Absher- CEO, Director 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	2,450,000	35.8%
George LeFevre- CFO, Secretary, Director 18101 Von Karman Ave. Ste. 330 Irvine, CA 92612	2,450,000	35.8%
All executive officers, directors, and beneficial owners as a group	4,900,000	71.6%

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NeoTactix, Inc. Consulting Agreement

On April 20, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which NeoTactix agreed to provide certain business consulting services, in exchange for 4,900,000 shares of the Company’s common stock. The Company and NTX agree that the compensation shares issued the Company to affiliates of NTX shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved certain benchmarks pursuant to the Agreement.

On August 26, 2004 the board elected both managing partners of NeoTactix, Scott Absher and George LeFevre to the board of directors of the Company. In addition the board of directors elected Scott Absher as CEO, and George LeFevre as CFO and Secretary. The original agreement with NeoTactix still stands and will be reviewed as of the expiration date. On October 5, 2006 this agreement was extended until October 31, 2006.

ITEM 13.	EXHIBITS

(a)	Exhibits

Exhibit No.	Document

3(i)	Articles of Incorporation, as amended**
Certificate of Amendment***
Certificate of Amendment****
3(ii)	By-laws**
10.1	Settlement and Mutual Release Agreement*****
23.1	Consent of Spector & Wong LLP, the Company’s Independent Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

______

*	Filed herewith.
**	Incorporated herein by reference from the Company’s Form 10-SB filed with the Commission on June 7, 1999.
***	Incorporated herein by reference from the Company’s Form 8-K filed with the Commission on June 8, 2004.
****	Incorporated herein by reference from the Company’s Form 8-K filed with the Commission on August 5, 2004.
*****	Incorporated herein by reference from the Company’s Form 8-K filed with the Commission on November 30, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Spector & Wong, LLP, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $16,750 and $22,000, respectively.

(2) AUDIT-RELATED FEES

For audit fees not related to the audit of our annual financial statements and review of the financial statements in our Form 10-QSB we incurred audit-related fees of approximately $0 and $0, for fiscal years 2005 and 2004 respectively.

(3) TAX FEES

The aggregate fees to be billed by Spector & Wong for professional services to be rendered for tax fees for fiscal years 2005 and 2004 were $750 and $500, respectively.

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

STRATIVATION, INC.

By: /s/ Scott Absher

Scott Absher, Chief Executive Officer

Date: May 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott Absher                                                          Chief Executive Officer

Scott Absher	and Director	May 15, 2006

/s/ George LeFevre                                                              Chief Financial Officer,

George LeFevre	Secretary and Director	May 15, 2006