Form 10QSB
period 2006-03-31
STRATIVATION, INC.
filed 2006-05-16
CIK 822370

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended: March 31, 2006

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

(1)	Yes ☒	No ☐
(2)	Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001	6,835,987
Title of Class	Number of Shares Outstanding as of March 31, 2006 (not including shares issued in connection with transactions referenced in Item 2 of Part II of this Report)

Transitional Small Business Disclosure Format (Check One): Yes ___ No	X

Table of Contents

Filing Sections

Part I	1
Financial Statement Item	1
Financial Statements	1
Balance Sheet	1
Income Statement	2
Cashflow Statement	3
Financial Footnotes	4
Management Discussion & Analysis	7
Controls and Procedures	15
Part II	16
Legal Proceedings	16
Changes in Securities	16
Defaults Upon Securities	16
Submission to a Vote	16
Other Information	16
Exhibits and Reports	17
Signatures	18

Exhibits

Index to Exhibits	19
Exhibits	20

Except as otherwise noted in this report, “Strativation” the “Company,” “we,” “us” and “our” collectively refer to Strativation, Inc. and our subsidiaries.

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

BALANCE SHEET (Unaudited)

March 31, 2006

ASSETS

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$ 218,893
Short-term loans due to related parties	103,603
Total Current Liabilities	322,496

Stockholders' Deficit
Common Stock, $0.001 par value, 750,000,000 shares
authorized, 6,835,982 shares issued and outstanding	6,836
Paid-in Capital	1,153,187
Deferred Compensation	(225,000)
Accumulated Deficit	(1,257,519)
Total Stockholders' Deficit	(322,496)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

STATEMENTS OF OPERATIONS (Unaudited)

	For Three Months ended
	March 31,
	2006	2005
Sales	$ -	$ -

Cost and Expenses
Cost of Goods Sold	-	-
Selling, General and Administrative	4,525	9,400

Operating loss	(4,525)	(9,400)

Other Income (Expenses)
Interest and Other Income	-	2,000
Interest Expense	(7,755)	(7,263)
Total other income(expenses)	(7,755)	(5,263)

Net Loss Before Taxes	(12,280)	(14,663)

Provision for Income Taxes	800	800

Net Loss	$ (13,080)	$ (15,463)

Net loss per share-Basic and Diluted	NIL	NIL

Weighted Average Number of Shares	6,835,982	6,835,982

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

For three months ended March 31,	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (13,080)	$ (15,463)
Adjustments to reoncile net loss to net cash used in
provided by operating activities:
Gain on sale of trademarks	-	(2,000)
Increase in:
Accounts Payable and Accrued Expenses	12,932	11,463
Net cash flows used in operating activities	$ (148)	$ (6,000)

CASH FLOW FROM INVESTING ACTIVITIES:	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Officers' Loan	148	6,000
Net cash flows provided by financing activities	148	6,000

Net decrease in cash and cash equivalents	-	-

Cash and cash equivalents, at beginning of period	-	-

Cash and cash equivalents, at end of period	$ -	$ -

Supplemental Disclosures
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -

Schedule of noncash investing and financing activities:
Disposal of two trademarks to reduce accounts payable	$ -	$ 2,000

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

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

Presentation of Interim Information: The financial information at March 31, 2006 and for the three months ended March 31, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results for the three months ended March 31, 2006 may not be indicative of results for the year ending December 31, 2006 or any future periods.

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

New Accounting Pronouncements The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” and SFAS No. 156, “Accounting for

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

Servicing of Financial Assets-an amendment of FASB Statement No. 140” but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

Note 2 – Going Concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Presently, the Company is not operating and expects no funds to be generated from operations in the near future. As a result, the Company expects to continue to incur operating losses and may not have sufficient funds to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Note 3 – Accrued Expenses

Accounts Payable and Accrued expenses at March 31, 2006 consist of:

Accounts Payable	$ 197,486
Accrued Interest	16,125
State Income Tax Payable	5,282

Total	$ 218,893

Note 4 – Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share as of March 31, 2006, and 2005.

	2006	2005
Numerator:
Net Loss	$ (13,080)	$ (15,463)
Denominator:
Weighted Average Number of Shares	6,835,982	6,835,982

Loss per share-Basic and Diluted	NIL	NIL

As the Company incurred net losses for the quarters ended March 31, 2006 and 2005, the effect of dilutive securities totalling 19,178 equivalent shares, for both periods, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

Note 5 – Segment Information

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

Note 6 – Related Party Transactions

The Company has notes payable to the former officer in the amount of $14,800 and two other officers in the amount of $74,803, accruing interest from 6% to 10% per annum. The notes are due on demand.

There is a note payable to a related party for $14,000, which is convertible at 70% of the average trading of the three lowest closing bid prices of the Company’s common stock within the first (7) seven days of trading at the effective date of the note. The note carries interest at 10%. As of March 31, 2006, the note was in default.

Note 7 – Guarantees

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2006.

Note 8 – Contingency

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

Employees

As of March 31, 2006 there were two employees. None of our employees is represented by a labor union. We consider our relationship with our employees to be good.

DESCRIPTION OF PROPERTY

We currently lease approximately 500 square feet of office space located at 18101 Von Karman Avenue, Irvine, California under a month to month operating lease agreement. Monthly lease payments are approximately $750 per month. The Company continues to lease the premises on a month-to-month basis.

LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Results of Operations

Quarter Ended March 31, 2006 Compared with Quarter Ended March 31, 2005

Revenues

We had total revenues of $0 and $0 for the three month period ended March 31, 2006, and 2005 respectively. Zero revenues are due to having no operating business in Strativation.

Cost of Sales

We incurred total costs of $0 and $0 for the three month period ended March 31, 2006, and 2005, respectively. Zero Cost of Sales is due to having no operating business in Strativation.

Operating Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2006 and 2005 were $4,525 and $9,400, respectively. There was a decrease in SG&A of approximately $4,875 which is was primarily composed of accounting fees of approximately $3,500. In addition to accounting fees the company incurred $1,025 of stock related expenses.

Net loss

Our net loss for the three months ended March 31, 2006 was $13,080 as compared to a net loss of $15,463, for the comparative period in 2005. Our decrease in net loss is primarily attributed to the reduction of expenses due to zero operations in the company. However the company continues to incur interest expense associated with the short-term notes and payables.

Liquidity and Capital Resources

Historically, we have financed our operations through cash generated from the sale of equity securities and debt financing. At March 31, 2006, we had a working capital deficit of $326,021, based on current assets of $0 and current liabilities of $326,021.

Net cash provided by operating activities was negative $148 for the first quarter of 2006.

Net cash provided in investing activities was $0 for the first quarter of 2006.

Net cash from financing activities was $148 for the first quarter of 2006.

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

Dated: May 16, 2006	Strativation, Inc.

By: /s/ Scott W. Absher

Scott W. Absher, Chief Executive Officer