Form 10QSB
period 2006-06-30
STRATIVATION, INC.
filed 2006-08-14
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission File Number 0-26285

STRATIVATION, INC.

(NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

Delaware	87-0419387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10900 Wilshire Blvd., Suite 500 Los Angeles, CA 90024	(310) 208-1182
(Address of principal executive offices)	(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [ X ] No [    ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ X ] No [ ]

Number of shares outstanding as of August 14, 2006: 10,636,000 common shares.

Transitional Small Business Disclosure Format:	Yes [	]	No [ X ]

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

BALANCE SHEET (Unaudited)

June 30, 2006

ASSETS

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$ 220,958
Short-term loans due to related parties	111,427
Total Current Liabilities	332,385

Stockholders' Deficit
Common Stock, $0.001 par value, 750,000,000 shares
authorized, 6,835,982 shares issued and outstanding	6,836
Paid-in Capital	1,153,187
Accumulated Deficit	(1,492,408)
Total Stockholders' Deficit	(332,385)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -

See notes to interim unaudited financial statements

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

STATEMENT OF OPERATIONS (Unaudited)

	For three months ended			For six months ended
	June 30,			June 30,
	2006	2005		2006	2005
Operating Expenses:
Selling, General and Administrative Expenses	225,964	(942)		230,489	8,458

Operating Loss	(225,964)	942		(230,489)	(8,458)

Other Income (Expenses):
Interest and Other Income					2,000
Interest Expense	(5,400)	(7,802)		(13,156)	(15,065)
Total Other Income (Expenses)	(5,400)	(7,802)		(13,156)	(13,065)

Net Loss before Income Taxes	(231,364)	(6,860)		(243,645)	(21,523)

Provision for Taxes	-	-		800	800

Net Loss	$ (231,364)	$ (6,860)	#	$ (244,445)	$ (22,323)

Net Loss per share, Basic and Diluted	$ (0.03)	NIL		$ (0.04)	NIL

Weighted Average Number of Shares	6,835,987	6,835,987		6,835,987	6,835,987

See notes to interim unaudited financial statements

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

STATEMENT OF CASH FLOWS (Unaudited)

For Six Months ended June 30,	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (244,445)	$ (22,323)
Adjustments to reoncile net loss to net cash (used in)
provided by operating activities:
Gain on sale of trademarks	-	(2,000)
Increase in:
Accounts Payable and Accrued Expenses	239,997	15,123
Net cash flows (used in) operating activities	$ (4,448)	$ (9,200)

CASH FLOW FROM INVESTING ACTIVITIES:	-	-
Net cash flows provided by investing activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Officers' Loan	4,448	9,200
Net cash flows provided by financing activities	4,448	9,200

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents, at beginning of period	-	-

Cash and cash equivalents, at end of period	$ -	$ -

Supplemental Disclosures
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -

Non-cash investing and financing activities:
Desposal of two trademarks to reduce accounts payable	$ -	$ 2,000

See notes to interim unaudited financial statements

STRATIVATION, INC.

(FKA SALESTACTIX, INC.)

NOTES

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

Presentation of Interim Information: The financial information at June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results for the three and six months ended June 30, 2006 may not be indicative of results for the year ending December 31, 2006 or any future periods.

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

New Accounting Pronouncements In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", (“FIN 48”). This

Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

FASB has also issued Statements of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” and SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

STRATIVATION, INC.

(FKA SALESTACTIX, INC.)

NOTES

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

Note 3 – Accrued Expenses

Accounts Payable and Accrued expenses at June 30, 2006 consist of:

Accounts Payable	$ 200,302
Accrued Interest	17,850
State Income Tax Payable	2,806

Total	$ 220,958

Note 4 – Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share as of June 30, 2006, and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net Loss)	$ (231,364)	$ (6,860)	$ (244,445)	$ (22,323)
Denominator:
Weighted Average Number of Shares	6,835,987	6,835,987	6,835,987	6,835,987

Net loss per share-Basic and Diluted	$ (0.03)	NIL	$ (0.04)	NIL

As the Company incurred net losses for the quarters ended June 30, 2006 and 2005, the effect of dilutive securities totalling 19,178 equivalent shares, for both periods, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

Note 5 – Segment Information

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

STRATIVATION, INC.

(FKA SALESTACTIX, INC.)

NOTES

Note 6 – Related Party Transactions

The Company has notes payable to the former officer in the amount of $14,800 and two other officers in the amount of $82,627, accruing interest from 6% to 10% per annum. The notes are due on demand.

There is a note payable to a related party for $14,000, which is convertible at 70% of the average trading of the three lowest closing bid prices of the Company’s common stock within the first (7) seven days of trading at the effective date of the note. The note carries interest at 10%. As of June 30, 2006, the note was in default.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2006.

Note 8 – Business Consulting

On May 31, 2006 the Board approved to waive the forfeiture clause contained in consulting agreement between the Company and NeoTactix, signed on June 22, 2004, and the agreement was deemed fully performed, and then terminated. Accordingly, the Company charged all previous deferred consulting expenses of $225,000 in the second quarter of 2006.

Note 9 – Subsequent Events

On July 18, 2006, the Company entered into a Stock Purchase Agreement with seventeen investors. Pursuant to which the Company issued 3,800,000 shares of the Company’s common stock in consideration for an aggregate of $237,669 in cash.

Effective July 18, 2006, Mr. Scott Absher, CEO and Mr. George LeFevre, CFO and Secretary of the Company resigned their positions, subject to Rule14f-1 of the Securities and Exchange Act of 1934.

Effective July 18, 2006, Mr. Silas Phillips was appointed as the CEO, CFO, and Secretary, and Director of the Company, subject to Rule14f-1 of the Securities and Exchange Act of 1934.

On July 18, 2006, all of Mr. George LeFevre’s debt was cancelled pursuant to a Debt Cancellation Agreement with the Company dated July 18, 2006. On the same date, pursuant to a Debt Restructuring Agreement with the Company, Mr. Scott Absher cancelled a portion of his debt, and later he was repaid $33,943 in full satisfaction of all his remaining outstanding debt. Also, the notes payable to related parties, as described in note 6, for $14,800 and $14,000 were satisfied on July 28, 2006 as well.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB which are not statements of historical fact are what are known as "forward-looking statements," which are basically statements about the future, and which for that reason involve risk and uncertainty, since no one can accurately predict the future. Words such as "plans," "intends," "seeks," "anticipates," "expects," "goal, "hopes" and "objective" often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements of the plans and objectives of the Company’s management with respect to its present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or to fail to successfully implement such plans or achieve such objectives, or to cause such present and future operations to fail to produce revenues, income or profits.

OVERVIEW

Strativation, Inc. (formerly known as SalesTactix, Inc. and Age Research, Inc., the “Company”) produced and sold a line of premium skin care products to physicians and mail order customers. The Company has developed its own line of dermatologist-formulated skin care products including moisturizers, cleaners, sunscreens, and anti-aging emollients with glycolic acid. The products are sold under the name of “RejuvenAge,” which is trademarked in United States and United Kingdom, and name of “Bladium,” which is trademarked in United States.

On August 2, 2004, the Company changed its name to SalesTactix, Inc.  On September 7, 2005, the Company filed an Amendment to its Certificate of Incorporation, thereby changing its name to Strativation, Inc.

The Company is not operating, and is attempting to locate a new business (operating company), and offer itself as a merger vehicle for the company.

PLAN OF OPERATION

As a result of our lack of revenue generation, we have not been satisfied with our business plan or original plan of operation. We planned to re-assess our business plan and alternatively seek out other business opportunities capable of increasing stockholder value.

We plan to locate and negotiate with an established business entity for the merger of a target business or alternatively acquire a business either compatible with our initial business plan or a business unrelated to the nutritional supplement industry. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

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

As we are not limiting our search for business opportunities to any particular sector, our management may not be experienced in matters relating to the business of a target business and will rely solely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have limited cash assets with which to pay such obligation.

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

•	The available technical, financial and managerial resources;
•	The availability of audited financial statements;
•	Working capital and other financial requirements;
•	History of operations, if any;
•	Prospects for the future;
•	Nature of present and expected competition;
•	The quality and experience of management services which may be available;
•	The potential for further research & development;
•	The potential for growth or expansion;
•	The potential for profit;
•	The perceived public recognition or acceptance of products, services, or trades;
•	Name identification; and
•	Other relevant factors.

Our management team does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

Following a business combination, we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

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

In implementing a structure for a particular acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, our present management and stockholders may no longer be in control of us. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, appoint one or more new officers and directors.

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

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business. We anticipate that the selection of a business opportunity will be complex and without any certainty of success. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act") require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Exchange Act. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, our Chief Executive Officer and Chief Financial Officer concluded that:

(i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

While management believes that our disclosure controls and procedures and our internal control over financial reporting are effective, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings nor are aware of any contemplated proceedings by a governmental agency.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any unregistered securities during this period other than those previously reported on a Current Report on Form 8-K and filed with the Securities and Exchange Commission.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment (2)
3.3	Certificate of Amendment (3)
3.4	Bylaws (1)
10.1	Settlement and Mutual Release Agreement (4)
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(1)	Filed as an exhibit to the Company’s Form 10SB, filed on June 7, 1999.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 8, 2004.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 5, 2004.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATIVATION, INC.

/s/ Silas Phillips
Date: August 14, 2006	Silas Phillips

Chief Executive Officer (Principal Executive Officer)

and Chief Financial Officer (Principal Financial and

Accounting Officer)