Form 10QSB
period 2006-09-30
STRATIVATION, INC.
filed 2006-11-14
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

OR

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Number of shares outstanding as of November 14, 2006: 10,636,000 common shares.

Transitional Small Business Disclosure Format:  Yes ☐       No ☒

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

BALANCE SHEET (Unaudited)

September 30, 2006

ASSETS

Cash	117,815
Total Current Assets	117,815

TOTAL ASSETS	$ 117,815

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$ 276,951
Total Current Liabilities	276,951

Stockholders' Deficit
Common Stock, $0.001 par value, 750,000,000 shares
authorized, 10,636,000 shares issued and outstanding	10,636
Paid-in Capital	1,387,056
Accumulated Deficit	(1,556,828)
Total Stockholders' Deficit	(159,136)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 117,815

See notes to interim unaudited financial statements

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

STATEMENTS OF OPERATIONS (Unaudited)

	For three months ended		For nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating Expenses:
Selling, General and Administrative Expenses	$ 127,737	$ 5,532	$ 358,226	$ 13,990

Operating Income Loss	(127,737)	(5,532)	(358,226)	(13,990)

Other Income (Expenses):
Foregiveness of Debt	68,692	-	68,692	-
Interest and Other Income	-	-	-	2,000
Interest Expense	(5,375)	(5,857)	(18,530)	(20,922)
Total Other Income (Expenses)	63,317	(5,857)	50,162	(18,922)

Net Loss before Income Taxes	(64,420)	(11,389)	(308,064)	(32,912)

Provision for Taxes	-	-	800	800

Net Income Loss	$ (64,420)	$ (11,389)	$ (308,864)	$ (33,712)

Net Loss per share, Basic and Diluted	$ (0.01)	NIL	$ (0.04)	NIL

Weighted Average Number of Shares	10,635,720	6,835,987	8,102,561	6,835,987

See notes to interim unaudited financial statements

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

STATEMENTS OF CASH FLOWS (Unaudited)

For Nine Months ended September 30,	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (308,864)	$ (33,712)
Adjustments to reoncile net loss to net cash used in
by operating activities:
Gain on sale of trademarks	-	(2,000)
Forgiveness of debt	(68,692)	-
Increase in:
Accounts payable and accrued expenses	295,990	22,793
Net cash flows used in operating activities	$ (81,566)	$ (12,919)

CASH FLOW FROM INVESTING ACTIVITIES:	-	-
Net cash flows provided by investing activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from officers' loan	-	12,919
Repayments to related party notes payable	(38,288)	-
Proceeds from sale of stocks	237,669	-
Net cash flows provided by financing activities	199,381	12,919

Net increase in cash and cash equivalents	117,815	-

Cash and cash equivalents, at beginning of period	-	-

Cash and cash equivalents, at end of period	$ 117,815	$ -

Supplemental Disclosures
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -

Non-cash investing and financing activities:
Disposal of two trademarks to reduce accounts payable	$ -	$ 2,000

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

Presentation of Interim Information: The financial information at September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The results for the three and nine months ended September 30, 2006 may not be indicative of results for the year ending December 31, 2006 or any future periods.

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

New Accounting Pronouncements In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the FASB issued Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. FAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The stated purpose of SAB 108 is to provide consistency between how registrants quantify financial statement misstatements.

Prior to the issuance of SAB 108, there have been two widely-used methods, known as the "roll-over" and "iron curtain" methods, of quantifying the effects of financial statement misstatements. The roll-over method quantifies the amount by which the current year income statement is misstated while the iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Neither of these methods considers the impact of misstatements on the financial statements as a whole.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related financial statement disclosures. This approach is referred to as the "dual approach" as it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach by either retroactively adjusting prior financial statements as if the dual approach had always been used, or by recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company does not believe the adoption of SAB 108 will have a significant effect on its financial statements.

The FASB has also issued FAS 155, Accounting for Certain Hybrid Financial Instruments–an amendment of FASB Statements No. 133 and 140, FAS 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company’s operations and financial position for each of the pronouncements above have not been disclosed.

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

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

Note 2 – Going Concern (continued)

On July 18, 2006, the Company entered into a Stock Purchase Agreement with seventeen accredited investors to sell the Company’s common shares. Pursuant to this agreement the Company sold 3,800,000 shares for a total consideration of $237,669.

Note 3 – Accrued Expenses

Accounts Payable and Accrued expenses at September 30, 2006 consist of:

Accounts Payable	$ 238,248
Accrued Interest	38,703

Total	$ 276,951

Note 4 – Stockholders’ Equity

On July 18, 2006, the Company entered into a Stock Purchase Agreement with seventeen investors. Pursuant to which the Company issued 3,800,000 shares of the Company’s common stock in consideration for an aggregate of $237,669 in cash. The consideration received by the Company for the issuance of the shares was used to satisfy partial liabilities of the Company.

Note 5 – Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share as of September 30, 2006, and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net Loss)	$ (64,420)	$ (11,389)	$ (308,864)	$ (33,712)
Denominator:
Weighted Average Number of Shares	10,635,720	6,835,987	8,102,561	6,835,987

Net loss per share-Basic and Diluted	$ (0.01)	NIL	$ (0.04)	NIL

As the Company incurred net losses for the quarters ended September 30, 2006 and 2005, the effect of dilutive securities totalling 14,916 and 19,178 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

Note 6 – Business Concentration

The Company places its cash and cash equivalents with high quality financial institutions. At times, cash balances may be in excess of the FDIC insurance limits. Management considers the risk to be minimal.

Note 7 – Segment Information

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company is not operating; accordingly, no reportable segment is presented.

Note 8 – Related Party Transactions

On July 28, 2006, the former CEO was paid a sum of $33,943 in full satisfaction of his outstanding debt payable to the Company pursuant to a Debt Cancellation Agreement. The remaining balance of $47,612 including accrued interest was forgiven. The former CFO also agreed to forgive all of his outstanding debt, including accrued interest, of $12,353 payable to the Company pursuant to a separate Debt Cancellation Agreement.

On July 28, 2006, the principal balance of the motes payable to related parties of $28,800 were satisfied. All related interest was forgiven by the related parties.

Accordingly, the Company recognized a gain on forgiveness debt of $68,692 captioned as other income.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2006.

Note 10 – Business Consulting

On May 31, 2006 the Board approved to waive the forfeiture clause contained in consulting agreement between the Company and NeoTactix, signed on June 22, 2004, and the agreement was deemed fully performed, and then terminated. Accordingly, the Company recognized all previous deferred consulting expenses of $225,000 in the second quarter of 2006.

STRATIVATION, INC. (FKA SALESTACTIX, INC.)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

Note 11 – Change of Officers

Effective July 18, 2006, Mr. Scott Absher, CEO and Mr. George LeFevre, CFO and Secretary of the Company resigned their positions, subject to Rule14f-1 of the Securities and Exchange Act of 1934.

Mr. Silas Phillips was appointed as the interim CEO, CFO, and Secretary, and Director of the Company, subject to Rule14f-1 of the Securities and Exchange Act of 1934.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment (2)
3.3	Certificate of Amendment (3)
3.4	Bylaws (1)
10.1	Settlement and Mutual Release Agreement (4)
10.2	Stock Purchase Agreement, dated July 18, 2006, by and among the Registrant and the purchasers signatory thereto. (5)
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(1)	Filed as an exhibit to the Company’s Form 10SB, filed on June 7, 1999.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 8, 2004.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 5, 2004.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 30, 2004.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 24, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATIVATION, INC.

                                                                                                                        /s/ Silas Phillips

Date: November 14, 2006	Silas Phillips

Chief Executive Officer (Principal Executive Officer)

and Chief Financial Officer (Principal Financial and

Accounting Officer)