Form 10KSB
period 2006-12-31
STRATIVATION, INC.
filed 2007-02-14
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-26285

STRATIVATION, INC.
(Name of small business issuer in its charter)

Delaware	87-0419387
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10900 Wilshire Boulevard, Suite 500
Los Angeles, CA	90024
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number:    (303) 653-5277

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title if Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒    No ☐

The issuer’s revenues for its most recent fiscal year ended December 31, 2006. were $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of December 29, 2006 was $335,440 based on a per share value of $0.04.

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2006 was 10,636,000 shares.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☒    No ☐

STRATIVATION, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2006

Index to Report
on Form 10-KSB

NOTICE REGARDING FORWARD-LOOKING STATEMENTS

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

(a) General Business Development

We were incorporated on July 10, 1984, under the name Mammon Oil & Gas, Inc., or Mammon, in the state of Utah. In February 1986, Mammon's shareholders approved proposals to change our business direction to the business of health care including research, development and marketing, and a name change to Volt Research, Inc. From August 1986 to August 1988, we engaged in operating clinics dedicated to Retin-A skin therapy. In August 1988, our management decided to phase out our clinic operations and concentrate on selling our expertise and skin care products directly to physicians. On January 1, 2004, we discontinued our business activities and operations and, since that date until our acquisition of NBD Marketing, Inc., ProspectWorks, Inc., SalesWare, Inc. and xSellsys, Inc. (collectively “Acquired Companies”) in June 2004, we had no revenues or earnings from operations.

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

On July 18, 2006, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with seventeen accredited investors (collectively, the “Buyers”) pursuant to which we issued 3,800,000 shares of our common stock (the “Common Stock”) in consideration for an aggregate of $237,669.00 in cash. In addition, these Buyers acquired shares in private transactions with certain of our stockholders, and acquired a majority stake in our issued and outstanding shares. In connection with these transactions, effective July 18, 2006, Mr. Scott Absher and Mr. George LeFevre resigned as officers and members of the board of directors, and Mr. Silas Philips was appointed our Chief Executive Officer, Chief Financial Officer, Secretary, and sole director.

On November 30, 2006, our Board of Directors and holders of a majority of our common stock consented in writing to a one-for-fifty (1:50) reverse stock-split of our common stock (the “Stock-Split”).

(b) Business of Issuer

Status of Business in 2006

As a result of our lack of revenue generation, we planned to re-assess our business plan and alternatively seek out other business opportunities that had the potential to increase stockholder value.

We planned to locate and negotiate with an established business entity for the merger of a target business or alternatively acquire a business either compatible with our initial business plan or a business unrelated to the nutritional supplement industry, for example in the oil and gas industry.

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

In 2006, we sought potential acquisitions, new business opportunities, business partners, or qualified companies as candidates for a business combination. Our board of directors authorized us to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. These potential business opportunities would include those that are with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. The potential business opportunities may involve the acquisition of assets and establishment of wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

As we have not limited our search for potential business opportunities to any particular sector, our management may not be experienced in matters relating to the business of a target business and will rely solely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have limited cash assets with which to pay such obligation.

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

Implementation of a structure for a particular business acquisition is likely to involve us becoming a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. See the section entitled “Subsequent Events” below. We may also acquire stock or assets of an existing business. If and when such a transaction is consummated, our present management and stockholders may no longer be in control of us. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, appoint one or more new officers and directors.

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

While the terms of the business transaction that is ultimately consummated, and whether such a transaction will be consummated at all, cannot be predicted, it is expected that the parties to such a business transaction will desire to avoid the creation of a taxable event and would structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

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

No assurances can be given that we will be able to consummate a business combination, or with respect to any terms we would be able to secure. During 2006, we had no written agreements for any business combination, and management made no final decisions with respect to any such transaction.

Subsequent Events

On January 10, 2007, the Stock Split became effective. As a result, the total number of outstanding shares of the Registrant’s common stock changed from 10,636,000 to 212,720 shares.

On January 11, 2007, we entered into a Shares For Debt Agreement (the “Shares For Debt Agreement”) with Richardson & Patel LLP (“R&P”), pursuant to which the Company agreed to issue and R&P agreed to accept 645,846 restricted shares of the Company’s common stock (the “Shares”) as full and complete settlement of a portion of the total outstanding debt in the amount of $261,201.84 that the Company owed to R&P for legal services (the “Partial Debt”). On January 15, 2007, the Company and R&P agreed to amend and restate the Shares for Debt Agreement (the “Amended and Restated Shares for Debt Agreement”) to increase the number of Shares to be issued in settlement of such Partial Debt to 656,103 restricted shares of the Company’s common stock. The Amended and Restated Shares for Debt Agreement, and the terms thereof were duly approved and ratified by our board of directors.

On January 11, 2007, we entered into a Registration Rights Agreement (together with the Shares For Debt Agreement) with R&P and various other stockholders of the Corporation signatory thereto (“Majority Stockholders”) in connection with the shares of the Company acquired pursuant to the Shares For Debt Agreement and certain other previously disclosed or privately negotiated transactions that took place on or around July 18, 2006. On January 15, 2007, the Company and the Majority Stockholders agreed to amend and restate the Registration Rights Agreement to provide registration rights to the Majority Stockholders for up to 767,103 shares of common stock of the Company held or to be acquired by them. The Amended and Restated Registration Rights Agreement, and the terms thereof were duly approved and ratified by our board of directors.

On January 16, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CNS Merger Corporation, a California corporation and wholly-owned subsidiary of the Registrant (“MergerCo”), and CNS Response, Inc., a California corporation (“CNSR”). CNSR’s business is focused on the commercialization of a patented system that aids physicians in the identification and determination of appropriate and effective medications for patients with certain behavioral (mental or addictive) disorders. The consummation of the transactions contemplated by the Merger Agreement is contingent on the satisfaction of certain conditions discussed in further detail below.

If the transactions contemplated by the Merger Agreement are consummated, MergerCo will be merged with and into CNSR, at which time, the separate existence of MergerCo shall cease and CSNR shall continue as the surviving corporation, and our wholly-owned subsidiary (the “Merger”). Pursuant to the terms of the Merger Agreement, upon effectiveness of the Merger: (i) each share of MergerCo common stock issued and outstanding immediately prior to effectiveness would automatically be converted into one share of CNSR common stock, and (ii) each share of CNSR common and preferred stock issued and outstanding immediately prior to effectiveness would automatically be converted into the right to receive one share of our common stock. Upon effectiveness of the Merger, all options or warrants to purchase shares of CNSR common or preferred stock, whether vested or unvested, would be assumed by us or replaced with options and warrants issued by us on substantially identical terms.

To effect the conversion of CNSR common and preferred shares into our common stock, we will issue to (or reserve for issuance to) the CNSR shareholders (the “CNSR Shareholders”) an aggregate of 26,152,142 shares of our common stock, which includes shares issuable to the CNSR Shareholders under options and warrants held by them.

CNSR’s completion of the transactions contemplated under the Merger Agreement is subject to the satisfaction of certain contingencies including, without limitation, the completion of a private placement of common stock and warrants (“Investment Units”) resulting in approximately $10 million in gross proceeds to us as a combined entity (the “Offering”), the continued quotation of our common stock on the NASD Over-the-Counter Bulletin Board (“OTCBB”) and our timely and complete filing with the Securities and Exchange Commission (“SEC”) of all required reports, schedules, forms, and other documents. The completion by us and MergerCo of the transactions contemplated under the Merger Agreement are also subject to the satisfaction of certain contingencies including, among other things, the truthfulness and accuracy of the CNSR financial statements and their preparation in accordance with GAAP, and the absence of any undisclosed liabilities of CNSR.

The respective boards of directors of us, MergerCo, and CNSR have each approved the Merger Agreement and the transactions contemplated thereunder. The closing of such transactions and the effectiveness of the Merger are anticipated to occur within 15 days of the date hereof (the “Closing Date”). However, there can be no assurances that the transactions contemplated under the Merger Agreement will be consummated, as the Merger Agreement may be terminated pursuant to the provisions thereof.

 It is contemplated that within 45 days following the completion of the Offering and the closing of the Merger, we will file a registration statement on Form SB-2 under the Securities Act to register for resale certain shares of common stock underlying the Investment Units. In addition, it is contemplated that certain majority stockholders of us who were stockholders prior to the Merger (“STRV Majority Stockholders”) shall become a party to a registration rights agreement together with the persons purchasing Investment Units, pursuant to which up to 767,103 shares held by such shareholders will be included in such registration statement.

Under the terms of the Merger Agreement and an arrangement with the STRV Majority Stockholders, such stockholders have agreed to indemnify the Registrant and CNSR against certain third party claims made against us related to the operation of the Registrant from the time they became majority stockholders through the consummation of the contemplated Merger.

Pursuant to the terms of the Merger Agreement, we agreed to enter into a financial advisory agreement and pay an advisory fee of $475,000 to Richardson & Patel, LLP in connection with the contemplated Merger, payable upon the closing of the Merger and the Offering.

Other than as disclosed herein, there are no material relationships between us or our affiliates and any of the parties of the foregoing transactions.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2007 and incorporated by reference herein.

OTCBB Symbol Change

On January 10, 2007, as a result of the Stock-Split, our OTCBB trading symbol changed to “STVT”.

Employees

As of December 31, 2006, we had no employees.

Risk Management Insurance

We presently do not maintain a liability insurance program as we have no existing operations.

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

In 2006 we leased approximately 500 square feet of office space located at 18101 Von Karman Avenue, Irvine, California under a month to month operating lease agreement, for approximately $750 per month.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 30, 2006, holders of a majority of our common stock representing 5,550,000 shares of our common stock, or 52.18% of our outstanding common stock, consented in writing to a one-for-fifty (1:50) reverse stock split of our common stock. The Stock-Split became effective on January 10, 2007. As a result of the Stock-Split, our OTCBB trading symbol changed to “STVT”.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol “STVT”.

We have been eligible to participate in the OTC Bulletin Board since October 13, 1999, originally under the trading symbol “AGER”. On June 15, 2004, our trading symbol changed to “AGEI” in conjunction with a reverse split. On August 6, 2004 as a result of a name change our symbol changed to “STCX”. On October 13, 2005, as a result of the settlement agreement our OTCBB symbol changed to “STRV”. On January 10, 2007, as a result of a reverse stock split, our OTCBB trading symbol changed to “STVT”.

The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2006				2005
	High ($)		Low ($)		High ($)		Low ($)
1st Quarter	0.07 (3.50*	)	0.06 (3.00*	)	0.10 (5.00*	)	0.045 (2.25*	)
2nd Quarter	0.08 (4.00*	)	0.06 (3.00*	)	0.10 (5.00*	)	0.035 (1.75*	)
3rd Quarter	0.17 (8.50*	)	0.07 (3.50*	)	0.065 (3.25*	)	0.03 (1.50*	)
4th Quarter	0.17 (8.50*	)	0.01 (0.50*	)	0.09 (4.50*	)	0.036 (1.80*	)
* Adjusted price reflecting the 1:50 reverse stock split that became effective January 10, 2007.

(b) Holders of Common Stock

As of December 31, 2006, we had approximately 263 stockholders of record of the 10,636,000 shares outstanding (212,720 shares* after taking into account the Stock-Split). The closing bid stock price on December 29, 2006 was $0.04, ($2.00 after taking into account the Stock-Split).

*No fractional shares were issued for any fractional share interest created by the Stock-Split, and stockholders received a full share of common stock for any fractional share interests created by the Stock-Split. Additionally, the Stock-Split likely resulted in some stockholders owning “odd-lots” of fewer than 100 shares of Common Stock. Brokerage commissions and other costs of transactions in odd lots are generally somewhat higher than the costs of transactions on “round-lots” of even multiples of 100 shares.

(c) Dividends

The Board of Directors did not declared any dividends during the last two fiscal years.

(d) Securities Authorized for Issuance under Equity Compensation Plans

On September 27, 2004, the board of directors approved a 2004 Stock Plan (the “Plan”) pursuant to which 15,000,000 shares of common stock were reserved for issuance and under which the Company may issue incentive stock options (“ISO”), nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 85% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant or after five years if ISO is granted. Prices for options granted to employees who own greater than 10% or more of the Company’s stock is at least 110% of the market value at date of grant. A bonus may be awarded upon satisfaction of performance goals pursuant to a Performance Stock Bonus Agreement. At December 31, 2006, no stock options, bonuses or awards had been granted.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As a result of the acquisition of SalesWare, Inc., on August 2, 2004, we filed a Certificate of Amendment to its Articles of Incorporation with the Delaware Secretary of State pursuant to which we changed our corporate name to “SalesTactix, Inc.” The name change became effective upon the filing of the Certificate of Amendment. Our board of directors and our stockholders holding at least a majority of the voting power of its common stock approved the corporate name change. The Certificate of Amendment was filed as Exhibit 16 to our Form 8-K filed on August 5, 2004.

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

Since our incorporation in July 1984 through December 31, 2006, we have not generated any annual net income and have incurred an accumulated deficit of $1,683,503. As a result of our determination of the potential lack of viability of the business model, and our lack of capital to pursue the business model, we have decided to seek other business alternatives.

On January 16, 2007, we entered into a Merger Agreement with CNS Merger Corporation, a California corporation and wholly-owned subsidiary of the Registrant (“MergerCo”), and CNS Response, Inc., a California corporation (“CNSR”). See the section above in Item 1 under the heading “Subsequent Events.”

Satisfaction of our cash obligations for the next 12 months. If the Merger is not consummated, we do not believe that the available cash will satisfy our cash obligations for the next twelve months. Absent the Merger, we believe that we will require at least $150,000 to continue our existence, which sum would not include sufficient capital to continue with any significant business opportunity. We have included in our recent business plan the concept of seeking, either venture partners, merger candidates, or other means of perfecting a business opportunity or funds needed if we consummate a merger or acquisition. We have been unsuccessful in the past of generating sufficient capital to perfect our business plan apart from entering into a corporate transaction with an operating business. In an effort to assist us in seeking other business opportunities, we have changed our management.

Summary of any product research and development that we will perform for the term of the plan. As a stand-alone company we do not anticipate performing any significant product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment. As a stand-alone company we do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or anticipated in the next 12 months.

Significant changes in number of employees. We currently do not have any employees, and until and unless we either obtain sufficient capital to pursue our business plan, or either acquire a business with sufficient cash, or merge with such a company, or consummate the Merger, we do not anticipate having or requiring new employees.

Plan of Operation

Change in Business Direction

As a result of our lack of revenue generation, we planned to re-assess our business plan and alternatively seek out other business opportunities that had the potential to increase stockholder value.

We planned to locate and negotiate with an established business entity for the merger of a target business or alternatively acquire a business either compatible with our initial business plan or a business unrelated to the nutritional supplement industry, for example in the oil and gas industry.

 In 2006, we sought potential acquisitions, new business opportunities, business partners, or qualified companies as a candidates for a business combination. Our board of directors authorized us to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. These potential business opportunities would include those that are with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. The potential business opportunities may involve the acquisition of assets and establishment of wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

On January 16, 2007, we entered into a Merger Agreement with CNS Merger Corporation, a California corporation and wholly-owned subsidiary of the Registrant (“MergerCo”), and CNS Response, Inc., a California corporation (“CNSR”). See the section above in Item 1 under the heading “Subsequent Events.” Our current plan is to pursue consummation of the transactions under the Merger Agreement.

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

•	If we are unable to secure future capital, or consummate the Merger, we will be unable to continue our operations.

•
As a stand-alone company, our business has not been profitable in the past and it may not be profitable in the future. We may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. (See “Potential Fluctuation in Our Quarterly Performance.”) The growth of our business would require the commitment of substantial capital resources. If funds are not available from operations, we will need additional funds. We may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when we need them. Even if funds are available, the terms under which the funds are available to us may not be acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities.

In order to continue operating as a stand-alone company, we would need to improve our working capital position. The report of our independent auditors accompanying our financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company’s ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing.

We are an insignificant participant in the business of seeking mergers wherein a large number of established and well financed entities are our competitors.

As a stand-alone company we are and would continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies, which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

Although we have entered into a Merger Agreement, because of the existence of closing conditions in such agreement, there can be no definite assurance that the transactions contemplated under the Merger Agreement will be consummated.

Although we have entered into a definitive Merger Agreement with CNS Response, Inc., completion of the transactions contemplated under the Merger Agreement is subject to the satisfaction of certain contingencies including, without limitation, the completion of a private placement of common stock and warrants (“Investment Units”) resulting in approximately $10 million in gross proceeds to us as a combined entity (“Offering”), the continued quotation of our common stock on the NASD Over-the-Counter Bulletin Board (“OTCBB”) and our timely and complete filing with the Securities and Exchange Commission (“SEC”) of all required reports, schedules, forms, and other documents. The completion by us and MergerCo of the transactions contemplated under the Merger Agreement are also subject to the satisfaction of certain contingencies including, among other things, the truthfulness and accuracy of the CNSR financial statements and their preparation in accordance with GAAP, and the absence of any undisclosed liabilities of CNSR. Although management intends to take all actions that it believes will lead to the successful consummation of the transaction, certain conditions to closing, namely the successful completion of the Offering, are not within our control.

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

There is little or no trading activity in our stock at the present time, as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

The shares of our common stock are thinly-traded, and may at times have no trading activity, on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if you need money or otherwise desire to liquidate their shares.

As a stand-alone company, we would need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through June 30, 2007. After that time we may need to raise additional funds to fund our operations.

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

As a result of our deficiency in working capital at December 31, 2006 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates, seek additional funding through future equity private placements or debt facilities.

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

(a)  Management Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO") who is also our Chief Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO believes: (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO, as appropriate to allow timely decisions regarding required disclosure; and (ii) that our disclosure controls and procedures are effective.

(b)  Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that c could significantly affect our internal controls subsequent to the evaluation date.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Information as to our current director and executive officer is as follows:

NAME	AGE	POSITION
Silas Phillips	35	Chief Executive Officer, Chief Financial Officer, Secretary & Director

Mr. Silas Phillips, age 35, is the Registrant’s Chief Executive Officer, Chief Financial Officer, Secretary, and Director. Mr. Phillips is also currently the President and Chief Executive Officer of Internet Media Group, Inc., a company he formed and has owned since March 1999. Internet Media Group, Inc. provides E-Commerce, Business Development and Project Management consulting services, and develops outsourcing relationships with outbound telemarketing organizations. Mr. Phillips’ business experience includes the creation and development of fully automated and robust backend lead generation systems comprised of Client, Vendor and Reporting modules including full A/P, A/C and Invoicing. Mr. Phillips has developed numerous websites ranging from lead generating sites to large, commercial sites with full responsibility for lead generation, web development and affiliate management, and he also has experience in developing strategic partnerships with leading e-commerce design, lead generation, and telecom providers. Mr. Phillips has also developed Internet affiliate and interactive brand marketing programs and he has managed an affiliate marketing program with over 50 volume producers generating in excess of $100,000 per month. Mr. Phillips also has experience in re-engineering E-Commerce business processes and work flows to maximize use of software applications and tools, and in conducting analysis of E-Commerce software systems used for automated web fulfillment and online credit card processing. Mr. Phillips has also provided extensive consultation services as a Senior Management Consultant in connection with the sale and reorganization of an Internet pharmacy company, in which the focus of his efforts included strategic planning and management of all aspects for future sale of the company and the company’s initial public offering. Mr. Phillips also has expertise in conducting market research and competitive analysis.

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

Election of Directors and Officers

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2006 there were no delinquent filers.

Audit Committee

We do not have an Audit Committee, and during 2006, our entire board of directors performed the functions that would customarily be performed by an Audit Committee. These functions include: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, reviewing the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document. We have not determined whether any member of our board directors is a financial expert as we are not required to have an audit committee.

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

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Our decision to not adopt such a code of ethics results from our having only two individuals serving as our only officers and directors, and most recently, only one individual serving as sole director and executive officer, for the Company in 2006. We believe that as a result of the limited interaction which occurs with having only one or two individuals at the most serving as our officers and directors obviates the need for such a code at the present time, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee. During 2006, our board of directors undertook to perform some of the functions customarily performed by a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation of our executive officers for the two fiscal years ended December 31, 2006:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Silas Phillips	2006	$—	$—	$—	$—	$—	$—	$—
CEO, President, CFO,	2005	$—	$—	$—	$—	$—	$—	$—
Secretary and Director(1)

Scott Absher	2006	$—	$—	$—	$—	$—	$—	$—
ViceFormer CEO and	2005	$—	$—	$—	$—	$—	$—	$—
Director(2)
______________________

(1)
Silas Phillips was appointed our CEO President, CFO, Secretary and sole Director of the Registrant on July 18, 2006. Mr. Phillips has not received any compensation as an officer or director since being appointed to such positions.

(2)	Scott Absher served as CEO and a director from August 26, 2004 until July 18, 2006. Mr. Absher did not receive any compensation as an officer or director for serving in such positions.

Director Compensation

In 2006, none of our directors received compensation for their services as directors on our board.

Compensation Committee

We currently do not have a compensation committee of the board of directors. Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on January 22, 2007, held by (i) those persons known to beneficially own more than 5% of our capital stock, (ii) each of our executive officers and directors; and (iii) all executive officers and directors as a group. The percentage of beneficial ownership for the following table is based on 868,823 shares of common stock outstanding as of January 22, 2007. To the best our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. Except as set forth in this Statement, there are not any pending or anticipated arrangements that may cause a change in control of the Registrant.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after January 22, 2007 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner	Number of Shares	Percentage
Silas Philip - CEO, CFO, Sole Director 10900 Wilshire Blvd., Suite 500 Los Angeles, CA 90024	4,419	*
Scott Absher 18101 Von Karman Avenue, Suite 330 Irvine, California 92612	45,000	5.2%
Richardson & Patel 10900 Wilshire Blvd., Suite 500 Los Angeles, CA 90024	656,103	75.5%
All executive officers, directors and beneficial owners as a group	705,522	81.20
 * Less than 1%

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

NeoTactix, Inc. Consulting Agreement

On June 22, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement (“NeoTactix Agreement”) pursuant to which NeoTactix agreed to provide certain business consulting services, in exchange for 4,500,000 shares of the Company’s common stock. The Company and NTX agree that the compensation shares issued the Company to affiliates of NTX shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved certain benchmarks pursuant to the NeoTactix Agreement. On October 5, 2005, the NeoTactix Agreement was extended to October 31, 2006. On May 31, 2006, the Board of the Company approved to waive the forfeiture clause contained in the NeoTactix Agreement and it was deemed fully performed, and then terminated.

Stock Purchase Agreement

On July 18, 2006, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with seventeen accredited investors (collectively, the “Purchasers”), pursuant to which the Company agreed to issue 3,800,000 shares of the Company’s common stock (the “Shares”) to the Purchasers. The consideration received by the Company for the issuance of the Shares was an aggregate of $237,669. All consideration received by the Company for the issuance of the Shares was used to satisfy existing liabilities of the Company. There are no material relationships between the Company or its affiliates and any of the parties of the Stock Purchase Agreement other than as disclosed in Item 5.02 of the Company’s Current Report on Form 8-K, filed with the Commission on July 24, 2006 (the “Form 8-K”).

Debt Cancellation Agreements

On July 28, 2006, the former CEO was paid a sum of $33,943 in full satisfaction of outstanding debt payable to him by the Company pursuant to a Debt Cancellation Agreement. The remaining balance of $47,612 including accrued interest was forgiven. The former CFO also agreed to forgive all of his outstanding debt, including accrued interest, of $12,353 payable to the Company pursuant to a separate Debt Cancellation Agreement.

Notes Payable

On July 28, 2006, the principal balance of the notes payable to related parties of $28,800 were satisfied. All related interest was forgiven by related parties.

Subsequent Events

Shares for Debt Agreement

On January 11, 2007, the Company entered into a Shares For Debt Agreement with Richardson & Patel LLP (“R&P”), its legal counsel, pursuant to which the Company agreed to issue and R&P agreed to accept 645,846 restricted shares of the Company’s common stock (the “Shares”) as full and complete settlement of a portion of the total outstanding debt in the amount of $261,201.84 that the Company owed to R&P for legal services (the “Partial Debt”). On January 15, 2007, the Company and R&P agreed to amend and restate the Shares for Debt Agreement to increase the number of Shares to be issued in settlement of such Partial Debt to 656,103 restricted shares of the Company’s common stock. The Amended and Restated Shares for Debt Agreement, and the terms thereof were duly approved and ratified by the board of directors of the Company.

Registration Rights Agreement

On January 11, 2007, the Company entered into a Registration Rights Agreement in connection with the above referenced Shares For Debt Agreement with R&P and various other stockholders of the Corporation signatory thereto (“Majority Stockholders”) in connection with the shares of the Company acquired pursuant to the Shares For Debt Agreement and certain other previously disclosed or privately negotiated transactions that took place on or around July 18, 2006. On January 15, 2007, the Company and the Majority Stockholders agreed to amend and restate the Registration Rights Agreement to provide registration rights to the Majority Stockholders for up to 767,103 shares of common stock of the Company held or to be acquired by them. The Amended and Restated Registration Rights Agreement, and the terms thereof were duly approved and ratified by the board of directors of the Company.

ITEM 13.	EXHIBITS

(a)	Exhibits

Exhibit No.	Document

3(i)	Articles of Incorporation, as amended**
Certificate of Amendment***
Certificate of Amendment****
3(ii)	By-laws**
10.1	Stock Purchase Agreement dated July 18, 2006*****
23.1	Consent of Spector & Wong LLP, the Company’s Independent Public Accountants*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002*

*	Filed herewith.

**	Incorporated herein by reference from the Company’s Form 10-SB filed with the Commission on June 7, 1999.

***	Incorporated herein by reference from the Company’s Form 8-K filed with the Commission on June 8, 2004.

****	Incorporated herein by reference from the Company’s Form 8-K filed with the Commission on August 5, 2004.

*****	Incorporated herein by reference from the Company’s Form 8-K filed with the Commission on July 24, 2006

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Spector & Wong, LLP, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were $17,500 and $16,000, respectively.

(2) AUDIT-RELATED FEES

For audit fees not related to the audit of our annual financial statements and review of the financial statements in our Form 10-QSB we incurred audit-related fees of approximately $0 and $0, for fiscal years 2006 and 2005 respectively.

(3) TAX FEES

The aggregate fees to be billed by Spector & Wong for professional services to be rendered for tax fees for fiscal years 2006 and 2005 were $1,000 and $1,000, respectively.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee. The above services were approved by our Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATIVATION, INC.

By:	/s/ Silas Phillips
Silas Phillips
Chief Executive Officer

Date: February 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Silas Phillips                                                          Chief Executive Officer and Director
Silas Phillips

February 14, 2007

STRATIVATION, INC.
(FKA SALESTACTIX, INC.)
BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
ASSETS

Cash	112,390	-
Total Current Asset	112,390

TOTAL ASSETS	$112,390	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued Legal Expenses	$321,854	$140,611
Other Accrued Expenses	7,655	65,350
Short-term loans due to related parties	-	106,980
Total Current Liabilities	329,509	312,941

Stockholders' Deficit
Common Stock, $0.001 par value, 750,000,000 shares authorized, 10,636,000 and 6,835,982 shares issued and outstanding as of 2006 and 2005, respectively	10,636	6,836
Paid-in Capital	1,455,748	1,153,187
Deferred Compensation	-	(225,000)
Accumulated Deficit	(1,683,503)	(1,247,964)
Total Stockholders' Deficit	(217,119)	(312,941)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$112,390	$-

See notes to financial statements

STRATIVATION, INC.
(FKA SALESTACTIX, INC.)

STATEMENTS OF OPERATIONS

For years ended December 31,	2006	2005
Operating Expenses:
Selling, General and Administrative Expenses	$416,209	$28,579
Total Cost and Expenses	416,209	28,579

Operating loss	(416,209)	(28,579)

Other Income(Expenses)
Forgiveness of Debt	-	37,327
Interest Income	-	2,000
Interest Expense	(18,530)	(30,567)
Total Other Income(Expenses)	(18,530)	8,760

Net loss before taxes	(434,739)	(19,819)

Provision for Income Taxes	800	800

Net loss	$(435,539)	$(20,619)

Net loss per share-Basic and Diluted	$(0.05)	NIL

Weighted Average Number of Shares	8,735,921	6,835,982

See notes to financial statements

STRATIVATION, INC.
(FKA SALESTACTIX, INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For years ended December 31, 2006 and 2005

	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at December 31, 2004	6,835,982	$6,836	$4,528,187	$(3,600,000)	$(1,227,345)	$(292,322)

Write-down deferred consulting services			(3,375,000)	3,375,000

Net loss					(20,619)	(20,619)
Balance at December 31, 2005	6,835,982	$6,836	$1,153,187	$(225,000)	$(1,247,964)	$(312,941)

Issuance of stock for cash	3,800,000	3,800	233,869			237,669

Amortization of deferred consulting fees				225,000		225,000

Forgiveness of Debt by Related Party			68,692			68,692

Rounding	18
Net loss					(435,539)	(435,539)
Balance at December 31, 2006	10,636, 000	$10,636	$1,455,748	$-	$(1,683,503)	$(217,119)

See notes to financial statements

STRATIVATION, INC.
(FKA SALESTACTIX, INC.)

STATEMENTS OF CASH FLOWS

For years ended December 31,	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(435,539)	$(20,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of trademarks	-	(2,000)
Forgiveness of Debt	-	(37,327)
Amortization of Deferred Consulting Fees	225,000	-
Increase in:
Accounts Payable and Accrued Expenses	123,548	43,102
Net cash flows used in operating activities	(86,991)	(16,844)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Related Parties' Loan Payable	-	16,844
Repayments to Related Related Party Loan Payable	(38,288)	-
Proceeds from Sale of Stock	237,669	-
Net cash flows provided by financing activities	199,381	16,844

NET INCREASE IN CASH	112,390	-

CASH AT BEGINNING OF YEAR	-	-

CASH AT END OF YEAR	$112,390	$-

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$800	$-

Schedule of noncash investing and financing activities:
Disposal of two trademarks to reduce accounts payable	$-	$2,000
Write-down deferred consulting services	$-	$3,375,000

See notes to financial statements

STRATIVATION, INC.
(FKA SALESTACTIX, INC.)

NOTES TO FINANCIAL STATEMENTS

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

The Company currently is not operating, and is attempting to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

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

Net Loss Per Share: Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented.

Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments: The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

Property and Equipment: As of December 31, 2006, the Company did not maintain or control any fixed assets.

Income Taxes: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

STRATIVATION, INC.
(FKA SALESTACTIX, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

STRATIVATION, INC.
(FKA SALESTACTIX, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company does not believe the adoption of SAB 108 will have a significant effect on its financial statements.

The FASB has also issued FAS 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, FAS 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, but they will not be applicable to the current operations of the Company. Therefore a description and the impact on the Company’s operations and financial position for each of the pronouncements above have not been disclosed.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No.3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. Management does not believe adoption of SFAS No. 154 will have a material effect on the Company’s financial position, results of operations or cash flows.

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

STRATIVATION, INC.
(FKA SALESTACTIX, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – OTHER ACCRUED EXPENSES

Other accrued expenses at December 31, 2006 and 2005 consist of:

	2006	2005
Accrued Professional Expenses	$6,000	$47,269
Accrued Interest Expense	-	13,598
Other Accrued Expenses	1,655	4,483
Total	$7,655	$65,350

NOTE 5 – SHORT-TERM LOANS DUE TO RELATED PARTIES

Short-term loans due to related parties at December 31, 2006 and 2005 consist of the following:

	2006	2005
1.) Payable to a related party, interest accrued at 6%, due on demand	$-	$14,800
2.) Payable to a related party, interest accrued at 10%, due on demand	-	6,737
3.) Payable to a related party, interest accrued at 10%, due on demand	-	71,443
4.) Payable to a related party, interest accrued at 10%, due on July 2, 2005 [1]	-	14,000
Total	$-	$106,980

1 The note is convertible at 70% of the average trading of the three lowest closing bid prices of the Company’s common stock within the first (7) seven days of trading at the effective date of the note.

As of December 31, 2006, all related party loans, including principal and accrued interest, were either satisfied or forgiven (See note 11).

NOTE 6 – STOCKHOLDERS’ EQUITY

On July 18, 2006, the Company entered into a Stock Purchase Agreement with seventeen investors, pursuant to which the Company issued 3,800,000 shares of the Company’s common stock in consideration for an aggregate of $237,669 in cash. The consideration received by the Company for the issuance of the shares was used to satisfy partial liabilities of the Company.

NOTE 7 – INCOME TAXES

Provision for income tax for years ended December 31, 2006 and 2005 consisted of $800 minimum state franchise tax each year.

As of December 31, 2006, the Company has net operating loss carryforwards, approximately, of $1,180,858 and $906,540 to reduce future federal and state taxable income, respectively. To the extent not utilized, the carryforwards will begin to expire through 2026. The Company’s ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

STRATIVATION, INC.
(FKA SALESTACTIX, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES (continued)

The deferred net tax assets consist of the following at December 31:

	2006	2005
Net Operating Loss Carryforwards	$495,831	$293,878
Other temporary difference	-	-
Valuation Allowance	(495,831)	(293,878)

Net deferred tax assets	$-	$-

The prior years’ delinquent income tax returns had been filed in 2006.

NOTE 8 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share as:

	December 31,
	2006	2005
Numerator:
Net Loss	$(435,539)	$(20,619)
Denominator:
Weighted Average Number of Shares	8,735,921	6,835,982

Net loss per share-Basic and Diluted	$(0.05)	NIL

As the Company incurred net losses for the years ended December 31, 2006 and 2005, the effect of dilutive securities totalling 14,916 and 19,178 equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

NOTE 9 – BUSINESS CONSULTING

On June 22, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement pursuant to which Neotactix agreed to provide certain business consulting services to the Company as specified in the agreement, In exchange for such services, the Company agreed to issued 4,500,000 shares of the Company’s common stock. The Company and NTX agree that the compensation shares issued to affiliates of NTX shall be cancelled and returned to the Company if, prior to October 31, 2005, the Company has not achieved certain benchmarks pursuant to the Agreement; however, on October 5, 2005, this agreement was extended to October 31, 2006. The Company wrote-down the deferred consulting services, offset against additional paid in capital, to $225,000 or $0.05 per share which was the closing market price on October 5, 2005.

On May 31, 2006 the Board approved to waive the forfeiture clause contained in consulting agreement between the Company and NeoTactix, signed on June 22, 2004, and the agreement was deemed fully performed, and then terminated. Accordingly, the Company recognized all previous deferred consulting expenses of $225,000 in the second quarter of 2006.

STRATIVATION, INC.
(FKA SALESTACTIX, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company is not operating; accordingly, no reportable segment is presented.

NOTE 11 – RELATED PARTY TRANSACTION

As of December 31, 2006 and 2005, the Company owed $321,854 and $140,611, respectively. to its legal adviser, who is a related party to the Company.

On July 28, 2006, the former CEO was paid a sum of $33,943 in full satisfaction of outstanding debt payable to him by the Company pursuant to a Debt Cancellation Agreement. The remaining balance of $47,612 including accrued interest was forgiven. The former CFO also agreed to forgive all of his outstanding debt, including accrued interest, of $12,353 payable to the Company pursuant to a separate Debt Cancellation Agreement.

On July 28, 2006, the principal balance of the notes payable to related parties of $28,800 were satisfied. All related interest was forgiven by the related parties.

NOTE 12 – 2004 STOCK PLAN

On September 27, 2004, the Board of Directors approved a 2004 Stock Plan (the Plan) pursuant to which there shall be 15,000,000 shares of common stock reserved for issuance and under which the Company may issue incentive stock options (ISO), nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The price of the options granted pursuant to the plan shall not be less than 85% of the fair market value of the shares on the date of grant. The options vest immediately and expire after ten years from the date of grant or after five years if ISO is granted. Prices for options granted to employees who own greater than 10% or more of the Company’s stock is at least 110% of the market value at date of grant. A bonus may be awarded upon satisfaction of performance goals pursuant to a Performance Stock Bonus Agreement. At December 31, 2006, no stock options, bonuses or awards were granted.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2006.

STRATIVATION, INC.
(FKA SALESTACTIX, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 15 – CONCENTRATION OF CREDIT RISK

The Company holds its cash in an attorney trust account which is placed with high quality financial institutions. At times, cash balances may be in excess of the FDIC insurance limits. Management considers the risk to be minimal.

NOTE 16 – CHANGE OF OFFICERS

Effective July 18, 2006, Mr. Scott Absher, CEO and Mr. George LeFevre, CFO and Secretary of the Company resigned their positions, subject to Rule14f-1 of the Securities and Exchange Act of 1934.

Mr. Silas Phillips was appointed as the interim CEO, CFO, and Secretary, and Director of the Company, subject to Rule14f-1 of the Securities and Exchange Act of 1934.

NOTE 17 – SUBSEQUENT EVENTS

Reverse Stock Split

On November 30, 2006, holders of a majority of Company’s common stock consented to a one-for-fifty reverse stock split of the Company’s common stock. The reverse stock split became effective on January 10, 2007.

The retroactive effect of the reverse stock split on the net loss per share as of December 31, 2006 and 2005 will be $0.17 and $0.15 per share, respectively.

The par value of the common stock was maintained at $0.001 per share.

Issuance of Restricted Stock for Debt

On January 11, 2007, the Company entered into a Shares For Debt Agreement, with Richardson & Patel LLP, pursuant to which the Company agrees to issue 645,846 restricted shares of common stock of the Company for the full and complete settlement of a portion of the total outstanding debt in the amount of $261,201.84 that the Company owed to Richardson & Patel LLP for legal services.

Agreement and Plan of Merger

On January 16, 2007, the Company entered into an agreement and plan of a reverse merger with CNS Response Inc., a California privately-held corporation. The Company will change its name to CNS Response, Inc. and procure a new trading symbol which will bear a closer resemblance to its new name.