Form 10QSB
period 2007-03-31
CNS RESPONSE, INC.
filed 2007-05-15
CIK 822370

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2007

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _____________.

                         Commission file number 0-26285

                               CNS RESPONSE, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

          DELAWARE                                                87-0419387
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                         2755 BRISTOL STREET, SUITE 285
                              COSTA MESA, CA 92626
                    (Address of principal executive offices)

                                 (714) 545-3288
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes [X]      No [_]

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).              Yes [_]      No [X]

         As of April 15, 2007, the issuer had 24,638,912 shares of common stock, par value $.001 per share, issued and outstanding.

         Transitional Small Business Disclosure Format:  Yes [_]      No [X]

================================================================================

                               CNS RESPONSE, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3

         Unaudited Condensed Consolidated Statements of Operations
         for the three and six months ended March 31, 2007 and 2006............3

         Condensed Consolidated Balance Sheets as of March 31, 2007
         (unaudited) and September 30, 2006....................................4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the six months ended March 31, 2007 and 2006......................5

         Unaudited Condensed Consolidated Statements of Stockholders'
         Equity and Comprehensive Income (Loss) for the six months
         ended March 31, 2007 and 2006.........................................6

         Condensed Notes to Consolidated Financial Statements..................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............17

Item 3.  Controls and Procedures..............................................48

PART II  OTHER INFORMATION....................................................49

Item 6.  Exhibits.............................................................49

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               CNS RESPONSE, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED MARCH 31,     SIX MONTHS ENDED MARCH 31,
                                                     ----------------------------    ----------------------------
                                                         2007            2006            2007            2006
                                                     ------------    ------------    ------------    ------------
REVENUES .........................................   $     66,100    $     49,300    $    112,700    $     85,800
                                                     ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Cost of revenues (including amortization expense
     of $0 for the three months ended March 31,
     2007, $19,900 for the three months ended
     March 31, 2006, $19,900 for the six months
     ended March 31, 2007, $39,800 for the six
     months ended March 31, 2006) ................         29,600          42,300          76,600          75,700
  Research and development .......................        271,100         126,000         451,200         204,200
  Sales and marketing ............................         21,500          32,300          47,500          71,300
  General and administrative .....................        680,500         136,400         874,700         265,900

                                                     ------------    ------------    ------------    ------------
    Total operating expenses .....................      1,002,700         337,000       1,450,000         617,100
                                                     ------------    ------------    ------------    ------------

OPERATING LOSS ...................................       (936,600)       (287,700)     (1,337,300)       (531,300)
                                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense, net ..........................       (142,200)        (65,800)       (193,200)       (163,000)
  Other ..........................................          9,900            --            61,700            --
                                                     ------------    ------------    ------------    ------------
  Total other income (expense) ...................       (132,300)        (65,800)       (131,500)       (163,000)
                                                     ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES ..     (1,068,900)       (353,500)     (1,468,800)       (694,300)
PROVISION FOR INCOME TAXES .......................            800            --               800            --
                                                     ------------    ------------    ------------    ------------
NET INCOME (LOSS) ................................   $ (1,069,700)   $   (353,500)   $ (1,469,600)   $   (694,300)
                                                     ============    ============    ============    ============


BASIC NET INCOME (LOSS) PER SHARE ................   $      (0.07)   $      (0.17)   $      (0.12)   $      (0.34)
                                                     ============    ============    ============    ============

DILUTED NET INCOME (LOSS) PER SHARE ..............   $      (0.07)   $      (0.17)   $      (0.12)   $      (0.34)
                                                     ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:

  Basic ..........................................     14,322,826       2,068,823      12,425,285       2,068,823
                                                     ============    ============    ============    ============
  Diluted ........................................     14,322,826       2,068,823      12,425,285       2,068,823
                                                     ============    ============    ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                               CNS RESPONSE, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31,      SEPTEMBER 30,
                                                           2007            2006
                                                       (unaudited)
                                                       ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash .............................................   $  6,383,000    $    204,900
  Accounts receivable (net of allowance for doubtful
    accounts of $17,200 in 2007 and $4,800 in 2006)          47,000          25,400
  Prepaids and other ...............................        228,700          67,000
                                                       ------------    ------------
    Total current assets ...........................      6,658,700         297,300

OTHER ASSETS:
  Intangible assets (net of accumulated
    amortization of $558,100 in 2007
    and $538,200 in 2006) ..........................           --            19,900
  Loans to related parties .........................           --            96,600
  Other assets .....................................          8,700          80,400
                                                       ------------    ------------
TOTAL ASSETS .......................................   $  6,667,400    $    494,200
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable including ($8,000 in 2007
    and $8,000 in 2006 to related parties) .........        361,900    $    666,100
  Accrued liabilities ..............................        250,000         248,700
  Deferred compensation (including $56,700
    in 2007 and $58,000 in 2006 to related
    parties) .......................................         79,100          75,200
  Accrued consulting fees ..........................        103,000         136,700
  Accrued interest (including $0 in 2007 and
    $414,700 in 2006 to related parties) ...........         32,500       1,156,500
  Note payable to NuPharm Database, LLC ............           --           287,400
  Convertible promissory notes (including
    $0 in 2007 and $1,768,300 in 2006 to
    related parties) ...............................         50,000       3,116,700
  Derivative instrument liability ..................      2,041,500            --
                                                       ------------    ------------
    Total current liabilities ......................      2,918,000       5,687,300
                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.001 par value; authorized
    750,000,000 shares; 24,638,912 outstanding
    in 2007 and 7,902,940 outstanding in 2006 ......         24,600           7,900
  Additional paid-in capital .......................     13,217,500       2,822,100
  Accumulated deficit ..............................     (9,492,700)     (8,023,100)
                                                       ------------    ------------
    Total stockholders' equity (deficit) ...........      3,749,400      (5,193,100)
                                                       ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT) .................................   $  6,667,400    $    494,200
                                                       ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                               CNS RESPONSE, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    SIX MONTHS ENDED MARCH 31,
                                                                   --------------------------
                                                                       2007           2006
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...........................................   $(1,469,600)   $  (694,300)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Amortization of intangibles ...............................        19,900         39,900
     Other .....................................................       (51,800)          --
     Stock based compensation ..................................         4,200           --
     Non-cash interest expense .................................       189,800           --
     Changes in operating assets and liabilities:
       Accounts receivable .....................................       (21,600)        (8,500)
       Prepaids and other ......................................      (157,700)          --
       Accounts payable ........................................      (170,300)       (41,200)
       Accrued liabilities .....................................         1,200         27,800
       Deferred compensation ...................................         7,900        120,400
       Accrued consulting ......................................         6,400        152,100
       Accrued interest ........................................         7,300        160,600
                                                                   -----------    -----------
       Net cash used in operating activities ...................    (1,634,300)      (243,200)
                                                                   -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES-
   Increase in deposits ........................................        (3,000)          --
   Loans to employees ..........................................        (4,100)          --
                                                                   -----------    -----------
       Net cash used in investing activities ...................        (7,100)          --
                                                                   -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt ...........................................        (5,000)          --
   Proceeds from the sale of preferred stock, net of offering
     costs .....................................................     1,662,900           --
   Proceeds from the sale of common stock, net of offering costs     6,133,700           --
   Proceeds from exercise of warrants ..........................        28,000           --
                                                                   -----------    -----------
       Net cash provided by financing activities ...............     7,819,600           --
                                                                   -----------    -----------
 NET INCREASE (DECREASE) IN CASH ...............................     6,178,200       (243,200)
 CASH- BEGINNING OF PERIOD .....................................       204,800        478,400

                                                                   -----------    -----------
 CASH- END OF PERIOD ...........................................   $ 6,383,000    $   235,200
                                                                   ===========    ===========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest ..................................................   $     2,300
                                                                   ===========    ===========
     Income taxes ..............................................   $       800    $       800
                                                                   ===========    ===========
   Conversion of preferred stock into common stock .............   $ 5,958,200
                                                                   ===========    ===========
   Common stock received as collection of loans receivable .....   $   171,300
                                                                   ===========    ===========
   Derivative instrument liability .............................   $ 2,041,500
                                                                   ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                               CNS RESPONSE, INC.
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
              STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                                                                     Additional
For the six months ended March 31, 2007                     Common Stock              Paid-in       Accumulated
                                                       Shares          Amount         Capital         Deficit           Total
                                                    ------------    ------------    ------------    ------------    ------------
BALANCE - September 30,2006 .....................      7,902,940    $      7,900    $  2,822,100    $ (8,023,100)   $ (5,193,100)
Forgiveness of accrued interest from NuPharm and
     issuance and exercise of warrants by NuPharm      2,800,000           2,800         334,800            --           337,600
Conversion of convertible promissory notes and
     accrued interest ...........................      5,993,515           6,000       4,061,100            --         4,067,100
Issuance of stock in connection with mezzanine
     financing, net of offering costs of $47,600       1,905,978           1,900       1,875,500            --         1,877,400
Issuance of stock for settlement of debt ........         11,015            --             1,300            --             1,300
Issuance of options in settlement of accrued
     consulting fees ............................           --              --            27,000            --            27,000
Issuance of stock in connection with private
     placement, net of offering costs of $991,600      5,840,375           5,800       6,011,100            --         6,016,900
Issuance of stock as payment of placement agent
     fee ........................................         83,333             100            (100)           --              --
Issuance of stock to repay note to NuPharm and
     related accrued interest ...................        244,509             200         293,200            --           293,400
Collection of loans receivable through the
     receipt of stock ...........................       (142,753)           (100)       (171,200)           --          (171,300)
Stock-based compensation ........................           --              --             4,200            --             4,200
Derivative instrument liability .................           --              --        (2,041,500)           --        (2,041,500)
Net loss for the six months ended March 31, 2007            --              --              --        (1,469,600)     (1,469,600)
                                                    ------------    ------------    ------------    ------------    ------------
Balance at March 31, 2007 .......................     24,638,912    $     24,600    $ 13,217,500    $ (9,492,700)   $  3,749,400
                                                    ============    ============    ============    ============    ============

For the Six Months Ended March 31, 2006

BALANCE - September 30,2005 .....................      2,068,823    $      2,100    $     26,100    $ (8,105,700)   $ (8,077,500)

Net loss for the six months ended March 31, 2006            --              --              --          (694,300)       (694,300)
                                                    ------------    ------------    ------------    ------------    ------------
BALANCE -March 31, 2006 .........................      2,068,823    $      2,100    $     26,100    $ (8,800,000)   $ (8,771,800)
                                                    ============    ============    ============    ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                               CNS RESPONSE, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of CNS Response, Inc. ("CNS," "we," "us," "our" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiary CNS California (see Note 2). Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2007 and our operating results, cash flows, and changes in stockholders' equity for the interim periods presented. The September 30, 2006 balance sheet was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements and the related notes should be read in conjunction with our financial statements and notes for the year ended September 30, 2006 which are included in our current report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2007.

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and revenues and expenses in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, recoverability of long-lived assets and goodwill, stock-based compensation, the allowance for doubtful accounts, the valuation of equity instruments, use and other taxes. Actual results could differ from those estimates.

         The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the future periods or for the year ending September 30, 2007.

2.       REVERSE MERGER AND FINANCING

COMPLETION OF MERGER

         On January 16, 2007, CNS Response, Inc. (formerly Strativation, Inc), a Delaware corporation (the "Company"), along with CNS Merger Corporation, a California corporation and the Company's wholly-owned subsidiary ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement") with CNS Response, Inc, a privately held California corporation ("CNS California"), pursuant to which CNS California would be acquired by the Company in a merger transaction wherein Merger Sub would merge with and into CNS California, with CNS California being the surviving corporation (the "Merger"). On March 7, 2007, the Merger closed and CNS California became a wholly-owned subsidiary of the Company. At the closing, the Company changed its name to CNS Response, Inc.

         Accordingly, form a historical perspective, CNS California was deemed to have been the acquirer in the reverse merger and CNS California is deemed the survivor of the reorganization. As a result, the consolidated financial statements of the Company presented reflect the historical results of CNS
California prior to the Merger, and of the combined entities following the merger, and do not include the historical financial results of the entity formerly known as Strativation, Inc. Common stock has been retroactively restated to reflect the number of shares received by CNS California equity holders in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital. The equity of the Company survives the reorganization. Upon the closing of the reorganization, the Company changed its fiscal year to September 30. All costs associated with the Merger were expensed as incurred.

PRINCIPAL TERMS OF THE MERGER

         On March 7, 2007, Merger Sub was merged with and into CNS California, the separate existence of Merger Sub ceased, and CNS California continued as the surviving corporation at the subsidiary level. Pursuant to the Merger, the issued and outstanding shares of common stock of CNS California were converted into an aggregate of 9,845,132 shares of Company Common Stock, and the issued and outstanding shares of Series A and B preferred stock of CNS California were converted into 5,993,515 and 1,905,978 shares of Company Common Stock, respectively. In addition warrants and options to purchase shares of common stock of CNS California were converted into warrants and options to purchase 4,271,414 and 4,136,103 shares of Company Common Stock, respectively. Following the Merger, the business conducted by the Company is the business conducted by CNS California.

         Pursuant to the terms of the Merger Agreement, CNS Response, Inc. (formerly Strativation, Inc.) paid an advisory fee of $475,000 to Richardson & Pattel, LLP, the Company's former legal counsel and a principal shareholder, immediately upon the closing of the Merger. The fee has been expensed as a cost of the merger.

         Immediately after the closing of the Merger, and without taking into consideration the Private Placement Offering, the issuance of shares of common stock to repay the note to NuPharm Database, LLC and the tendering to the Company of shares of common stock by an officer and certain employees to repay their loans to CNS California described below, the Company had outstanding 18,696,781 shares of common stock, options to purchase 4,136,103 shares of common stock and warrants to purchase 4,271,414 shares of common stock.

ACCOUNTING TREATMENT OF THE MERGER AND FINANCIAL STATEMENT PRESENTATION

         The Company accounted for the Merger as a reverse merger under generally accepted accounting principles. Therefore: (1) the consolidated financial statements of the Company for the periods before March 7, 2007, reflect only the operations of CNS California, and (2) the consolidated financial statements present the previously issued shares of Common Stock of the Company as having been issued pursuant to the merger on March 7, 2007, and the shares of Company Common Stock issued to the former shareholders of CNS California pursuant to the Merger as having been outstanding since CNS California's inception in 2000. No goodwill or other intangible asset was recorded as a result of the Merger. Immediately prior to the reverse merger on March 7, 2007, the Company had no material operations, assets, or liabilities. Therefore, pro forma financial statements are not presented.

THE PRIVATE PLACEMENT

         Immediately following the closing of the Merger, the Company received gross proceeds of approximately $7.0 million from the first closing of a private placement transaction (the "Private Placement") with institutional investors and other high net worth individuals ("Investors") (See Note 11 for terms of second closing). Pursuant to Subscription Agreements entered into with these Investors, the Company sold 5,840,375 Investment Units, at $1.20 per Investment Unit. Each Investment Unit consists of one share of Company common stock, and a five year non-callable warrant to purchase three-tenths of one share of the Company common stock at an exercise price of $1.80 per share. The value of the warrants was determined to be $1,503,600 using the Black-Scholes option pricing model with the following assumptions: a volatility rate of 100%, risk free interest rate of 5%, an expected life of five years and zero dividends. The value of the warrants has been recorded as a liability in accordance with SFAS No. 133 and EITF 00-19. As of March 31, 2007, the value of the warrants had not changed.

         As partial consideration for services rendered further to the Private Placement, the Company's placement agent was issued 83,333 shares of common stock, warrants to purchase 467,230 shares of Company common stock at an exercise price of $1.44 per share and warrants to purchase 140,161 shares of Company's common stock at exercise price of $1.80 per share . The value of the warrants was determined to be $537,900 using the Black-Scholes option pricing model with the following assumptions: a volatility rate of 100%, risk free interest rate of 5%, an expected life of five years and zero dividends. The value of the warrants has been recorded as a liability in accordance with SFAS No. 133 and EITF 00-19. As of March 31, 2007, the value of the warrants had not changed.

         See Notes 4, 6, 7 and 8 for description of other transactions completed concurrently with the completion of the private placement.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." SFAS No. 155 eliminates the exemption from applying SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows issuers of financial statements to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the first fiscal year beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on our consolidated financial statements.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on our consolidated financial statements.

         In June 2006, Emerging Issues Task Force Issue No. 06-3, "How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)," or EITF 06-3, was issued. EITF 06-3 requires disclosure of the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis as an accounting policy decision. The provisions of this standard are effective for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of EITF 06-3 to have a material impact on our consolidated financial statements.

         In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes," which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are continuing to evaluate the possible impact of FIN 48, on our consolidated financial statements.

         In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of the error quantified as the amount by which the current year income statement was misstated (rollover method) or the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," or SFAS No. 157. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We believe that SFAS No. 157 will not have a material impact on our consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan in a company's balance sheet. This portion of the new guidance is effective on December 31, 2006. Additionally, the pronouncement eliminates the option for companies to use a measurement date prior to their fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. Under the first approach, plan assets are measured on September 30, 2007 and then remeasured on January 1, 2008. Under the alternative approach, a 15-month measurement will be determined on September 30, 2007 that will cover the period until the fiscal year-end measurement is required on December 31, 2008. We do not have any defined benefit pension or postretirement plans that are subject to SFAS No. 158. As such, we do not expect the pronouncement to have a material impact on our consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115," which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Adoption of the standard is optional and may be adopted beginning in the first quarter of 2007. We are currently evaluating the possible impact of adopting SFAS No. 159 on our consolidated financial statements.

4.       LOANS TO RELATED PARTIES

         In September 2006, the Company loaned certain officer and employees $167,200 under notes bearing interest at 5.26% per annum, compounded annually, and requiring payment on or after the earlier of (i) the date that is two years following the date of the note, and (ii) a demand by the Company following the date on which the Company has received an aggregate of $5,000,000 from the sale(s) of its capital stock provided the assigned value (as defined) of the stock at the time of the demand is more than $1. The notes provided that repayment of the notes could be made in one of the following ways, or in combination of both:

         (a)      in cash, or

         (b) by tendering Common Stock of the Company owned by the borrower, with an aggregate Assigned Value (as defined) equal to the principal and accrued interest on the notes.

         Pursuant to the abovementioned terms, the Company demanded payment of all such notes upon the completion of the merger and private placement for approximately $7.0 million described in Note 2 above. The officer who owed the Company $93,900, including interest, repaid the loan by tendering 78,219 shares of the Company's Common Stock to the Company. Certain other employees repaid their loans by tendering an aggregate of 64,534 shares of the Company's common stock to the Company.

5.       DEFERRED OFFERING COSTS

         Direct, incremental costs incurred in connection with the private placement for approximately $7.0 million described in Note 2 have been recorded as a reduction of the proceeds received from such offering.

6.       CONVERTIBLE PROMISSORY NOTES

         In October 2006, the Company and the note holders of certain of the convertible promissory notes converted notes with an aggregate outstanding balance of $3,061,700 and related accrued and unpaid interest of $1,005,300 at September 30, 2006 into 5,993,515 shares of the Company's Series A Preferred Stock. In addition, the exercise price of warrants to purchase 1,062,116 shares of the Company's common stock issued to such note holders was changed to $0.59 per share. The preferred shares were converted into 5,993,515 shares of the Company's common stock upon the closing of the merger described in Note 2 above.

7.       NOTE PAYABLE TO NUPHARM DATABASE, LLC

         In connection with the January 2000 Asset Purchase Agreement between the Company and NuPharm Database, LLC (NuPharm) providing for the purchase of a database and the assumption of certain NuPharm liabilities, the Company issued a subordinated note payable to NuPharm in the amount of $299,900 bearing interest at 8% per year and due on March 15, 2004 and a warrant to purchase 2,800,000 shares of the Company's common stock at $0.01 per share. The warrant was not exercised before expiring in 2005.

         In October 2006, the Company and NuPharm Database, LLC (NuPharm) agreed to exchange the note and the related accrued interest for a 5% note in the principal amount of $287,400, representing the outstanding principal at September 30, 2006, and warrants to purchase 2,800,000 shares of the Company's common stock at $0.01 per share. The note was due and payable on demand five years from the date of issuance, could be prepaid by the Company at any time without penalties and was convertible into shares of common stock of the Company upon the completion of a financing (as defined) at a price per share of the common stock in such financing. Such warrant was exercised in October 2006. The Company valued the warrant at $309,500 using the Black-Scholes model and recorded the excess of the value of the warrant over the forgiven accrued interest of $119,700 as a prepaid asset. The excess is being amortized as interest expense over the expected term of the new note of one year.

         Pursuant to the abovementioned terms, the note payable to NuPharm and accrued interest thereon were converted into 244,509 shares of the Company's Common Stock upon the completion of the merger and private placement for approximately $7.0 million described in Note 2. Upon conversion, the entire balance of the unamortized prepaid interest was charged to interest expense.

8.       PRIVATE PLACEMENT-SERIES B PREFERRED STOCK

         In October and November, 2006, the Company sold 1,905,978 Units in a private financing resulting in net proceeds of $1,891,100, net of offering costs of $33,900. Each Unit consisted of one share of Series B Preferred Stock and 5-year warrants to purchase 0.6 shares of the Company's common stock at $1.51 per share. Holders of the Series B Preferred Stock were entitled to receive non-cumulative dividends at an annual rate of 4% when, as and if declared by the Board. Each share of the Series B Preferred Stock was initially convertable into one share of the Company's Common Stock at any time at the option of the holder and converted automatically into Common Stock at the then applicable conversion rate in the event of (i) the sale of $5,000,000 or more of Common Stock or units consisting of Common Stock and warrants in one or more related transactions;
(ii) the closing of an underwritten public offering with a price equal or greater than $1.21 per share and net proceeds to the Company of not less than $5,000,000, or (iii) upon the written consent of the holders of the majority of the Series A Preferred (see below) in the case of conversion of the Series A
Preferred or the Series B Preferred in the case of conversion of the Series B Preferred.

         Pursuant to the abovementioned terms, the preferred shares were converted into 1,905,978 shares of the Company's Common Stock upon the completion of the merger and private placement for approximately $7.0 million described in Note 2.

9.       STOCKHOLDERS' EQUITY (DEFICIT)

COMMON AND PREFERRED STOCK

         As of March 31, 2007, the Company was authorized to issue 750,000,000 shares of common stock

         As  of  March  31,  2007,   CNS  California  was  authorized  to  issue
100,000,000 shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

         There were no shares of Preferred Stock outstanding as of September 30, 2006. In October 2006, CNS California issued 5,993,515 shares of its preferred stock in connection with the conversion of notes payable described in Note 5. All of these shares of preferred stock were converted into 5,993,515 shares of the Company's common stock concurrently with the completion of the Merger described in Note 2.

         In October and November 2006, CNS California issued 1,905,978 shares of its preferred stock in connection with the private placement described in Note
8. All of these shares of preferred stock were converted into 1,905,978 shares of the Company's common stock concurrently with the completion of the Merger described in Note 2.

STOCK OPTION PLAN

         On September 27, 2004, the Company adopted the 2004 Stock Option Plan pursuant to which there were 15,000,000 shares of common stock reserved for issuance and under which the Company may issue incentive stock options, nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The option price for each share of stock subject to an option was to be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO ; provided, however, if the option was an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO was to be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options were to have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term was to be five years from the date of grant. ISOs could be granted only to eligible employees. At March 31, 2007, there were no options outstanding under this plan.

         In connection with the Merger described in Note 2, the Company assumed the CNS California stock option plan described below and all of the options granted thereunder at the same price and terms.

         On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or nonstatutory stock options (NSO)), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the board of directors. A total of 10 million shares of stock are reserved for issuance under the 2006 Plan. As of March 31, 2007, there were 4,136,103 million options and 183,937 restricted shares outstanding under the 2006 Plan and 5,815,660 shares available for issuance of awards.

         The 2006 Plan provides that in any calendar year, no eligible employee or director shall be granted an award to purchase more than 3 million shares of stock. The option price for each share of stock subject to an option shall be
(i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO ; provided, however, if the option is an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO shall be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term is five years from the date of grant. ISOs may be granted only to eligible employees.

         The Company has adopted SFAS No. 123R (revised 2004), "Share-Based Payment", and related interpretations. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The Company estimates the fair value of each option on the grant date using the Black-Scholes model. The following assumptions were made in estimating the fair value:

         Dividend yield                     0%
         Risk-free interest rate            5.46%
         Expected volatility                100%
         Expected life                      5 years

         The expense is recognized over the employees' requisite service period, generally the vesting period of the award. Compensation costs charged to operations for the three and six month ended March 31, 2007 amounted to $3,100 and $4,200, respectively. Total unrecognized compensation as of March 31, 2007 amounted to $18,300. There were no options issued or outstanding during the six months ended March 31, 2006.

     Option activity is as follows:

                                                                        Weighted
                                                                        Average
                                                           Number of    Exercise
                                                             Shares      Price
                                                           ---------   ---------

Activity for the year ended September 30, 2006

Options outstanding - September 30, 2005 ...............        --          --
     Granted ...........................................   4,000,403   $    0.13
     Exercised .........................................        --          --
     Forfeited .........................................        --          --

Options outstanding - September 30, 2006 ...............   4,000,403   $    1.25

Activity for the six months ended March 31, 2007
     Granted ...........................................     137,500   $    0.30
     Exercised .........................................        --          --
     Forfeited .........................................        --          --
Outstanding at end of year .............................   4,136,103   $    0.14

Weighted average fair value of options granted during:
     Year ended September 30, 2006 .....................               $    0.09
     Six months ended March 31, 2007 ...................               $    0.27


     Following is a summary of the status of options outstanding at March 31, 2007:

         --------------    ----------------    ------------------------
         Exercise Price    Number of Shares    Average Contractual Life
         --------------    ----------------    ------------------------
              $0.12             859,270                10 years
             $0.132            3,112,545               10 years
              $0.30             135,700                10 years
              $0.59             28,588                 10 years
         --------------    ----------------    ------------------------

         At March 31, 2007, options to purchase 4,043,603 shares are fully vested; options to purchase 10,000 shares at an exercise price of $0.12 vest over 6 months; and options to purchase 82,500 shares at an exercise price of $0.30 vest semi-annually over 2 years beginning May 15, 2006.

WARRANTS TO PURCHASE COMMON STOCK

         All warrants described below were issued by CNS California and assumed by the Company under the terms of the Merger agreement described in Note 2.

         At September 30, 2006, there were warrants outstanding to purchase 3,115,154 shares of the Company's common stock at exercise prices ranging from $0.01 to $0.59 with a weighted average exercise price of $0.28. The warrants expire at various times through 2016.

         These warrants were initially recorded as a liability at their fair value. Fair value was computed using the Black-Scholes pricing model at each reporting period with the change in fair value recorded as a gain or loss on derivative instruments. For the year ended September 30, 2006, the Company recorded a gain on derivative instruments amounting to $1,178,500. For the year ended September 30, 2005, the Company recorded a loss on derivative instruments of $212,500. As of September 30, 2006, the warrants were reclassified to equity since the number of authorized shares was increased to accommodate the exercise of all warrants and settlement of warrants was within the control of the Company.

         During the six months ended March 31, 2007, the following additional 3,515,772 warrants were granted and are outstanding as of such date (unaudited):

                        Exercise
Warrants to Purchase     Price               Issued in Connection With:
--------------------    --------    --------------------------------------------

1,143,587 shares         $1.51      Private placement described in Note 8

7,921 shares             $1.01      To  placement  agent for  private  placement
                                    described in Note 8

4,752 shares            $1.812      To  placement  agent for  private  placement
                                    described in Note 8

1,752,113 shares         $1.80      Private  placement   completed   immediately
                                    after the merger and described in Note 2

467,230 shares           $1.44      To  placement  agent for  private  placement
                                    completed immediately after the merger and described in Note 2

140,169 shares           $1.80      To  placement  agent for  private  placement
                                    completed immediately after the merger and described in Note 2

         As described in Note 2, the warrants to purchase 1,892,282 shares of common stock at $1.80 per share and the warrants to purchase 467,230 shares at $1.44 per share were initially recorded as a liability at their fair value. Fair value was computed using the Black-Scholes pricing model. No gain or loss was reported for the six months ended March 31, 2007 as there was no change in fair value recorded.

10.      NET LOSS PER SHARE

         In accordance with SFAS 128, "Computation of Earnings Per Share," basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the three months and six months ended March 31, 2007 and 2006, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

         Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share are as follows:

                                                    Three-Months ended March 31,
                                                  ------------------------------
                                                     2007                 2006
                                                  ---------            ---------

Convertible debt .....................                 --             29,583,285
Preferred stock ......................                 --                   --
Warrants .............................            4,886,939            2,771,060
Options ..............................            4,136,103                 --

                                                     Six-Months ended March 31,
                                                  ------------------------------
                                                     2007                 2006
                                                  ---------            ---------

Convertible debt .....................                 --             29,583,285
Preferred stock ......................                 --                   --
Warrants .............................            4,584,277            2,771,060
Options ..............................            4,136,103                 --


11.      SUBSEQUENT EVENTS

         In May 2007, the Company intends to effect a second closing of the Private Placement discussed in Note 2 in which the Company expects to receive gross proceeds of approximately $725,000. Thereafter, the Private Placement discussed in Note 2 will be closed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Form 10-QSB is intended to update the information contained in our Current Report on Form 8-K which includes our financial statements for the fiscal years ended September 30, 2006 and 2005 and unaudited financial statements for the three-month periods ended December 31, 2006, and 2005, and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis or Plan of Operation" and other information contained in such Form 8-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONDENSED CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF CNS RESPONSE, INC. FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES AND ARE BASED ON THE BELIEFS AND ASSUMPTIONS OF OUR MANAGEMENT AS OF THE DATE HEREOF BASED ON INFORMATION CURRENTLY AVAILABLE TO OUR MANAGEMENT. USE OF WORDS SUCH AS "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "ESTIMATES," "SHOULD," "FORECASTS," "GOAL," "LIKELY" OR SIMILAR EXPRESSIONS, INDICATE A FORWARD-LOOKING STATEMENT. FORWARD-LOOKING STATEMENTS ARE NOT
GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS WE MAKE. SEE "RISK FACTORS" ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB FOR A DISCUSSION OF CERTAIN RISKS ASSOCIATED WITH OUR BUSINESS. WE DISCLAIM ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS FOR ANY REASON.

BUSINESS OVERVIEW

         We are a life sciences company focused on the commercialization of a patented system that guides psychiatrists and other physicians to determine a proper treatment for patients with behavioral (psychiatric, and/or addictive) disorders. We also intend to identify, develop and commercialize new indications of approved drugs and drug candidates for this patient population.

         We have developed an extensive proprietary database (the "CNS Database") consisting of approximately 13,000 clinical outcomes across 2,000 patients who had psychiatric or addictive problems. For each patient, we have compiled electrocephalographic ("EEG") scans, symptoms, course of treatment and outcomes often across multiple treatments from multiple psychiatrists and physicians. Using this database, our technology compares a patient's EEG scan to the outcomes in the database and ranks treatment options based on treatment success of patients having similar neurophysiology.

         Trademarked as  Referenced-EEGSM  ("rEEGSM"),  this patented technology allows CNS to create and provide simple reports ("rEEG Reports") that specifically guide physicians to treatment strategies based on the patient's own physiology. The vast majority of these patients were considered long-term "treatment-resistant", the most challenging, high-risk and expensive category to treat.

         rEEG identifies relevant neurophysiology that is variant from the norm and identifies medications that have successfully treated database patients having similar aberrant physiology. It does this by comparing a patient's standard digital EEG to a normative database. This identifies the presence of any pathophysiology. The rEEG process then compares the stratified set of patients with similar pathophysiology to our CNS Database and reports on relative medication success for this stratified group. Upon completion, the physician is provided the analysis in a report detailing and ranking classes of agents (and specific agents within the class) by treatment success.

         We believe the key factors that will drive broader adoption of rEEG will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our test, reimbursement by third-party payors, expansion of our sales force and increased marketing efforts.

         Since our inception, we have generated significant net losses. As of March 31, 2007, we had an accumulated deficit of $9.5 million. We incurred operating losses of $1,070,000 and $1,470,000 for the three and six months ended March 31, 2007, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, scale up of our commercial organization, and other general corporate purposes. Research and development projects include the completion of clinical trials, the enhancement of the CNS Database and the identification of new medication that are often combinations of approved drugs.

RECENT EVENTS

         Prior to January 16, 2007, CNS Response, Inc. (then called Strativation, Inc.) existed as a "shell company" with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On January 16, 2007, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with CNS Response, Inc., a California corporation ("CNSR California"), and CNS Merger Corporation, a California corporation and our wholly-owned subsidiary ("MergerCo") pursuant to which we agreed to acquire CNSR California in a merger transaction wherein MergerCo would merge with and into CNSR California, with CNSR California being the surviving corporation (the "Merger"). On March 7, 2007, the Merger closed, CNSR California became our wholly-owned subsidiary, and on the same date we changed our corporate name from Strativation, Inc. to CNS Response, Inc.

PRINCIPAL TERMS OF THE MERGER

         At the Effective Time of the Merger (as defined in the Merger Agreement, as amended on February 23, 2007), MergerCo was merged with and into CNSR California, the separate existence of MergerCo ceased, and CNSR California continued as the surviving corporation at the subsidiary level. We issued an aggregate of 17,744,625 shares of our common stock to the stockholders of CNSR California in exchange for 100% ownership of CNSR California. Additionally, we assumed an aggregate of 8,407,517 options to purchase shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as previously issued by CNSR California.

         Immediately prior to the closing of the Merger, we had outstanding 868,823 shares of common stock. Immediately after the closing of the Merger, and without taking into consideration the Private Placement offering described below, we had 18,613,448 outstanding shares of common stock, and options and warrants to purchase 8,407,517 shares of common stock.

PRIVATE PLACEMENT TRANSACTION

         On March 7, 2007, simultaneous with the closing of the Merger, we received gross proceeds of approximately $7.0 million in a private placement transaction (the "Private Placement") with institutional investors and other high net worth individuals ("Investors"). Pursuant to Subscription Agreements entered into with these Investors, we sold 5,840,374 Investment Units, at $1.20 per Investment Unit. Each "Investment Unit" consists of one share of our common stock, and a five year non-callable warrant to purchase three-tenths of one share of our common Stock, at an exercise price of $1.80 per share (the "Investor Warrants"). After commissions and expenses, we received net proceeds of approximately $6,172,000 in the Private Placement.

         Brean Murray Carret & Co. ("Brean Murray") acted as placement agent and corporate finance advisor in connection with the Private Placement. For their services as placement agent and financial advisor, pursuant to the terms of an Engagement Agreement between CNSR California and Brean Murray, Brean Murray received a retainer in the form of 74,074 shares of our common stock (having a deemed value of $100,000) upon the closing of the Private Placement. We also paid Brean Murray a fee equal to 8% of the funds raised in the Private Placement, or approximately $560,000 of the gross proceeds from the financing. In addition, Brean Murray received warrants (the "Placement Agent Warrants") to purchase shares of our common stock in amounts equal to (i) 8% of the shares of common stock sold by Brean Murray in the Private Placement (467,230 warrants at an exercise price of $1.44 per share), and (ii) 8% of the shares underlying the Investor Warrants sold by Brean Murray in the Private Placement (140,169 warrants at an exercise price of $1.80 per share). The Placement Agent Warrants are fully vested and have a term of 5 years. We also paid $86,000 in costs, fees and expenses incurred by Brean Murray in connection with the Private Placement. We expressly assumed CNSR California's agreement with Brean Murray upon the closing of the Merger. Pursuant to this agreement, Brean Murray has a right of first refusal to represent us in certain corporate finance transactions for a period of one year following the closing of the Private Placement.

REGISTRATION RIGHTS AGREEMENTS

         Under the terms of the Subscription Agreements between us and the Investors in the Private Placement, we are obligated to file a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") within 45 days following the closing (the "Registration Statement") to permit the resale of the shares of common stock sold in the Private Placement and purchasable under the warrants sold in the Private Placement. We will register the shares on the Registration Statement for resale by those persons who purchased Investment Units in the Private Placement pro rata based on such person's percentage interest in the total number of Investment Units sold in the Private Placement.

         The Subscription Agreements also require us to use our reasonable best efforts to obtain the effectiveness of the Registration Statement not later than 150 days after the closing of the Private Placement, subject to certain exceptions. After obtaining the effectiveness of the Registration Statement, we are further obligated to use our reasonable best efforts to maintain the effectiveness of the Registration Statement until all such shares registered thereby may be sold without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933, except that investors may not be able to sell their shares under the Registration Statement during periods when we may be required to update the information contained in that Registration Statement under applicable securities laws. If we fail to satisfy our obligations for obtaining effectiveness of the Registration Statement within 150 days after the closing of the Private Placement we must pay liquidated cash damages to the investors in the offering in an aggregate amount equal to 1% of the Investment Unit purchase price for each share registered, per month that elapses after such failure until the earlier of (a) the date the Registration Statement is filed or becomes effective, as applicable, or (b) the date that is one year from the closing of the Private Placement.

         Under the terms of a Registration Rights Agreement entered into between us and the majority stockholders of our common stock immediately prior to the Merger, we are also obligated to include up to 767,103 shares of our common stock on the Registration Statement described above. The registration rights attaching to the shares held by these stockholders are not transferable with such shares. Our majority stockholders have identical registration rights to those provided to the investors, except they do not have the right to liquidated damages as provided in the Subscription Agreements.

         In addition to the registration rights described above, the holders of the shares (i) sold in the Private Placement, (ii) issuable upon exercise of the Investor Warrants, (iii) held by the our majority stockholders prior to the Merger, (iv) issuable upon exercise of the Placement Agent Warrants or otherwise under the Engagement Agreement with the Placement Agent, and (v) issued upon conversion of CNSR California Series A Preferred Stock, CNSR California Series B Preferred Stock and certain shares of CNSR California Common Stock under the terms of the Merger Agreement, each have piggy-back registration rights with respect to such shares effective September 7, 2007, and demand registration rights with respect to such shares effective March 7, 2008.

         After the completion of the Private Placement and the Merger, we had an aggregate of 24,692,190 shares of common stock outstanding, with the former CNSR California shareholders and the investors in the Private Placement owning in the aggregate 23,584,999 shares of our common stock, which represented approximately 96.5% of our issued and then outstanding shares of common stock. Our stockholders immediately prior to the Merger and Private Placement owned approximately 3.5% of our outstanding common stock (or, 868,823 shares of our common stock) immediately after completion of these transactions.

FINANCIAL OPERATIONS OVERVIEW

REVENUES

         We derive our revenues from the sale of rEEG Reports to physicians. Physicians are generally billed upon delivery of the rEEG Report. The list prices of our rEEG Reports range from $200 to $800, with $400 being the most frequent charge.

COST OF REVENUES

         Cost of revenues represents the cost of direct labor, and costs associated with external processing, analysis and consulting review necessary to render an individualized test result. Costs associated with performing our test are recorded as tests are processed. We are currently evaluating the feasibility of hiring our own personnel to perform most of the processing and analysis necessary to render an rEEG Report.

RESEARCH AND DEVELOPMENT

         Research and development expenses primarily represent costs incurred to design and conduct clinical studies, improve rEEG processing, add data to the CNS Database, improve analytical techniques and advance application of the methodology to additional clinical diagnosis. We charge all research and development expenses to operations as they are incurred.

SALES AND MARKETING

         Our selling and marketing expenses consist primarily of personnel costs and the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our product.

GENERAL AND ADMINISTRATIVE

         Our general and administrative expenses consist primarily of personnel related costs, legal costs, accounting costs and other professional and administrative costs.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

         This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

            The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

         REVENUE RECOGNITION- We have generated limited revenues since our inception. Revenues for our product are recognized when an rEEG Report is delivered to the physician.

         STOCK-BASED COMPENSATION EXPENSE- Stock-based compensation expense, which is a non-cash charge, results from stock option grants. Pursuant to SFAS No. 123(R), compensation cost is measured at the grant date based on the calculated fair value of the award. We recognize stock-based compensation expense on a straight-line basis over the vesting period of the underlying option. The amount of stock-based compensation expense expected to be amortized in future periods may decrease if unvested options are subsequently cancelled or may increase if future option grants are made.

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 3 to Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RESULTS OF OPERATIONS

                 COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007
                      AND THREE MONTHS ENDED MARCH 31, 2006

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                         ---------------------
                                                          2007           2006
                                                         ------         ------

Revenues .........................................          100 %          100 %
Cost of revenues .................................           45             86
                                                         ------         ------
Gross profit .....................................           55             14
Research and development .........................          410            256
Sales and marketing ..............................           33             66
General and administrative expenses ..............        1,030            277
Operating loss ...................................       (1,417)          (584)
Other expense, net ...............................          200            134
                                                         ------         ------
Net loss .........................................       (1,618)%         (717)%
                                                         ======         ======
         REVENUES

                                THREE MONTHS     THREE MONTHS
                                    ENDED            ENDED          PERCENT
                               MARCH 31, 2007   MARCH 31, 2006       CHANGE
                               --------------   --------------   --------------

Revenues ...................   $       66,100   $       49,300              34%

         The increase in revenues resulted from the adoption of rEEG by an additional seven physicians. The number of rEEG Reports delivered for the period increased from 123 in 2006 to 165 in 2007 while the price per report remained constant at approximately $400. To drive broader adoption of reports based on our rEEG technology, we have undertaken a multi-site clinical study to validate the efficacy of our product, and we will continue to increase our marketing efforts and expand our sales force. We do not intend to expand our sales and marketing efforts until the completion of a clinical study currently being conducted by respected professionals in the field of psychiatry. Accordingly, we anticipate that revenues will not increase materially until fiscal 2008.

         COST OF REVENUES

                                THREE MONTHS     THREE MONTHS
                                    ENDED            ENDED          PERCENT
                               MARCH 31, 2007   MARCH 31, 2006       CHANGE
                               --------------   --------------   --------------

Cost of revenues ...........   $       29,600   $       42,300             (30%)

         Cost of revenues consists of payroll costs, consulting costs, charges relating to the amortization of the CNS Database, and other miscellaneous charges. Costs of revenues declined for the three month period ended March 31, 2007, since the CNS Database was fully amortized in the quarter ended December 31, 2006. The decrease in cost of revenues for the three month period ended March 31, 2007 was offset by an increase in payroll costs, as well as an increase in consulting costs. Consulting costs represent external costs associated with the processing and analysis of rEEG's and range between $75 and $80 per rEEG Report. We expect costs of revenues will increase as an absolute number as we deliver more rEEG Reports. However, we expect cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency.

         RESEARCH AND DEVELOPMENT

                                THREE MONTHS     THREE MONTHS
                                    ENDED            ENDED          PERCENT
                               MARCH 31, 2007   MARCH 31, 2006       CHANGE
                               --------------   --------------   --------------

Research and development ...   $      271,100   $      126,000             115%

         Research and development expenses consist of clinical studies, costs to identify indications of approved drugs and drug candidates, projects for training doctors in the use of rEEG, consulting fees, payroll costs, expenses related to database enhancements, and other miscellaneous costs. Research and development costs increased for the three month period ended March 31, 2007 from the three month period ended March 31, 2006 as a result of increases in expenses relating to clinical studies, projects for training doctors in the use of rEEG, and payroll costs, offset by lower consulting fees. The increase in expenses relating to clinical studies is attributable to our expansion and acceleration of the completion of a clinical study with the goal of driving market acceptance of our rEEG technology. Training costs increased as the Company undertook projects to improve its training capabilities. Consulting fees decreased as the Company reduced the work outsourced to consultants. Payroll increased as we hired an additional employee in research and development and increased the salary of an existing employee. We expect research and development expenses to continue to increase as we attempt to accelerate the identification of approved drugs and drug candidates, complete studies to validate the efficacy of our product, acquire new data for our database, enhance our system and hire additional employees.

         SALES AND MARKETING

                                THREE MONTHS     THREE MONTHS
                                    ENDED            ENDED          PERCENT
                               MARCH 31, 2007   MARCH 31, 2006       CHANGE
                               --------------   --------------   --------------

Sales and marketing ........   $       21,500   $       32,300             (33%)

         For the quarter ended March 31, 2007, sales and marketing expenses were $21,500 consisting of payroll costs of $19,300 and other marketing costs of $2,200. For the quarter ended March 31, 2006 sales and marketing expenses were $32,300 consisting of payroll costs. The decrease in payroll costs is attributable to the termination of a salesperson in April 2006. We expect sales and marketing expenses to increase substantially as we increase our marketing efforts and expand our sales force.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                THREE MONTHS     THREE MONTHS
                                    ENDED            ENDED          PERCENT
                               MARCH 31, 2007   MARCH 31, 2006       CHANGE
                               --------------   --------------   --------------

General and administrative
   expenses ................   $      680,500   $      136,400             399%

         General and administrative expenses for the three months ended March 31, 2007 and 2006 primarily related to salaries and professional fees. The increase in general and administrative expenses for the three month period ended March 31, 2007 primarily related to a $475,000 advisory fee paid to Richardson & Pattel, LLP in connection with our merger transaction, and will not recur. General and administrative costs were also higher for the three month period ended March 31, 2007 as we hired our Chief Financial Officer as well as an office manager. Legal and accounting costs also increased as the result of costs incurred in connection with the merger and as a result of costs associated with being a public reporting company. Rent increased as the company moved to larger facilities in October 2006. Insurance expenses also increased as a result of higher premiums on our insurance policy for directors and officers. The increase in general and administrative expenses was offset by a decrease in consulting fees since we outsourced fewer tasks in the period. We expect general and administrative costs to continue to increase as we expand our staff and incur costs associated with being a public reporting company, including costs associated with filing our Registration Statement on Form SB-2, which we expect to occur in the third quarter.

         INTEREST EXPENSE

                                THREE MONTHS     THREE MONTHS
                                    ENDED            ENDED          PERCENT
                               MARCH 31, 2007   MARCH 31, 2006       CHANGE
                               --------------   --------------   --------------

Interest (Income) Expense ..   $      142,200   $       65,800             116%

         For the quarter ended March 31, 2007, interest expense was $142,200 and consisted of $142,400 relating to interest expense from the ascribed value of a warrant issued to NuPharm Database, LLC, and interest expense from promissory notes and other interest bearing accounts of $6,200 offset by interest income of $6,400. For the quarter ended March 31, 2006, interest expense was $65,800 and consisted of interest expense form promissory notes and other interest bearing accounts of $65,900 offset by interest income of $100. Interest expense relating to the warrant will not recur as the entire balance of unamortized prepaid interest was expensed in connection with our merger. We expect interest expense relating to convertible debt and other interest bearing accounts to continue to decrease as substantially all convertible debt and other interest bearing accounts have either been repaid or converted into our stock. We expect interest income to increase due to funds available from the private placement.

         OTHER INCOME

                                THREE MONTHS     THREE MONTHS
                                    ENDED            ENDED          PERCENT
                               MARCH 31, 2007   MARCH 31, 2006       CHANGE
                               --------------   --------------   --------------

Other Income ................  $        9,900   $         --                 *
* Not meaningful

         Other income for the quarter ended March 31, 2007 was $9,900 and consisted of gains from settlement of payables. Other income for the quarter ended March 31, 2006 was zero. The increase in other income is attributable to the settlement of accounts payable at a discount to the recorded amounts.

         NET LOSS

                                THREE MONTHS     THREE MONTHS
                                    ENDED            ENDED          PERCENT
                               MARCH 31, 2007   MARCH 31, 2006       CHANGE
                               --------------   --------------   --------------

Net Loss ...................   $   (1,069,700)  $     (353,500)            203%

         Our increase in net loss is due primarily to the advisory fee of $475,000 paid to Richardson & Patel, LLP in connection with our merger transaction, increases in our research and development costs, increase in other general and administrative expenses, as well as an increase in our interest expenses. Our net loss as a percentage of net sales for the three months ended March 31, 2007 increased to 1618% as compared to 717% of net sales for the three months ended March 31, 2006. We expect to incur net losses for the next few years as we continue to improve our rEEG technology and reaffirm its validity through clinical studies, attempt to accelerate the identification of approved drugs and drug candidates, increase the penetration of our products in the marketplace, and hire additional personnel.

COMPARISON  OF SIX MONTHS  ENDED MARCH 31,  2007 AND SIX MONTHS  ENDED MARCH 31,
2006

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                               SIX MONTHS
                                                             ENDED MARCH 31,
                                                         ----------------------
                                                          2007           2006
                                                         ------         ------

Revenues .........................................          100%           100%
Cost of revenues .................................           68             88
                                                         ------         ------
Gross profit .....................................           32             12
Research and development .........................          400            238
Sales and marketing ..............................           42             83
General and administrative expenses ..............          776            310
Operating loss ...................................       (1,286)          (719)
Other expense, net ...............................        1,187            619
                                                         ------         ------
Net loss .........................................       (1,304)%         (809)%
                                                         ======         ======

         REVENUES

                                 SIX MONTHS       SIX MONTHS
                                    ENDED            ENDED          PERCENT
                               MARCH 31, 2007   MARCH 31, 2006       CHANGE
                               --------------   --------------   --------------

Revenues ...................   $      112,700   $       85,800              31%

         The increase in revenues resulted from the adoption of rEEG by an additional eleven physicians. The number of rEEG Reports delivered during the sixth month period ended March 31, 2007 increased from 215 in 2006 to 300 in 2007 while the average price per report dropped from $400 to $375. We do not intend to expand our sales and marketing efforts until the completion of a clinical study currently being conducted by respected professionals in the field of psychiatry. Accordingly, we anticipate that revenues will not increase materially until fiscal 2008.

         COST OF REVENUES

                                 SIX MONTHS       SIX MONTHS
                                    ENDED            ENDED          PERCENT
                               MARCH 31, 2007   MARCH 31, 2006       CHANGE
                               --------------   --------------   --------------

Cost of revenues ...........   $       76,600   $       75,700               1%

         Cost of revenues consists of payroll costs, consulting costs, charges relating to the amortization of the CNS Database, and other miscellaneous charges. Cost of revenues remained flat for the six month period ended March 31, 2007 as compared to the six month period ended March 31, 2006, with increases in payroll costs and consulting costs being offset by a decrease in amortization costs associated with the CNS Database. We expect costs of revenues will increase as an absolute number as we deliver more rEEG Reports. However, we expect cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency.

         RESEARCH AND DEVELOPMENT

                                 SIX MONTHS       SIX MONTHS
                                    ENDED            ENDED          PERCENT
                               MARCH 31, 2007   MARCH 31, 2006       CHANGE
                               --------------   --------------   --------------

Research and development ...   $      451,200   $      204,200             121%

         Research and development expenses consist of clinical studies, costs to identify indications of approved drugs and drug candidates, projects for training doctors in the use of rEEG, consulting fees, payroll costs, expenses related to database enhancements, and other miscellaneous costs. Research and development costs increased for the six month period ended March 31, 2007 from the six month period ended March 31, 2006 primarily as a result of increases in expenses associated with clinical studies, costs incurred to identify indications of approved drugs and drug candidates, expenses in relation to projects for training doctors in the use of rEEG technology, and payroll costs. The increase in expenses relating to clinical studies is attributable to our expansion and acceleration of the completion of a clinical study with the goal of driving market acceptance of our rEEG technology. Training costs increased as the Company undertook projects to improve its training capabilities. Payroll costs increased as we hired an additional employee in research and development and increased the salary of an existing employee. We expect research and development expenses to continue to increase as we attempt to accelerate the identification of approved drugs and drug candidates, complete studies to validate the efficacy of our product, acquire new data for our database, enhance our system and hire additional employees.

         SALES AND MARKETING

                                 SIX MONTHS       SIX MONTHS
                                    ENDED            ENDED          PERCENT
                               MARCH 31, 2007   MARCH 31, 2006       CHANGE
                               --------------   --------------   --------------

Sales and marketing ........   $       47,500   $       71,300             (33%)

         For the six months ended March 31, 2007, sales and marketing expenses were $47,500 consisting of payroll costs of $37,700 and other marketing costs of $9,800. For the six months ended March 31, 2006 sales and marketing expenses were $71,300 consisting solely of payroll costs. The decrease in payroll costs is attributable to the termination of a salesperson in April 2006. We expect sales and marketing expenses to increase substantially as we increase our marketing efforts and expand our sales force.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                 SIX MONTHS       SIX MONTHS
                                    ENDED            ENDED          PERCENT
                               MARCH 31, 2007   MARCH 31, 2006       CHANGE
                               --------------   --------------   --------------

General and administrative
   expenses ................   $      874,700   $      265,900             229%

         General and administrative expenses for the six months ended March 31, 2007 and 2006 primarily related to salaries and professional fees. As a percentage of net sales, general and administrative expenses increased from 310% for the six months ended March 31, 2006 to 776% for the six months ended March 31, 2007. The increase in general and administrative expenses for the six month period ended March 31, 2007 primarily related to a $475,000 advisory fee paid to Richardson & Pattel, LLP in connection with our merger transaction, and will not recur. General and administrative costs were also higher for the six month period ended March 31, 2007 as we hired our Chief Financial Officer as well as an office manager. Legal and accounting costs also increased as the result of costs incurred in connection with the merger and as a result of costs associated with being a public reporting company. Rent increased as the company moved to larger facilities in October 2006. Insurance expenses also increased as a result of higher premiums on our insurance policy for directors and officers, as did miscellaneous expenses. The increase in general and administrative expenses was offset by a decrease in consulting fees since we outsourced fewer tasks in the period. We expect general and administrative costs to continue to increase as we expand our staff and incur costs associated with being a public reporting company, including costs associated with filing our Registration Statement on Form SB-2, which we expect to occur in the third quarter.

         INTEREST EXPENSE

                                 SIX MONTHS       SIX MONTHS
                                    ENDED            ENDED          PERCENT
                               MARCH 31, 2007   MARCH 31, 2006       CHANGE
                               --------------   --------------   --------------

Interest (Income) Expense ..   $      193,200   $      163,000              19%

         For the six months ended March 31, 2007, interest expense was $193,200 and consisted of $189,800 relating to interest expense from the ascribed value of a warrant issued to NuPharm Database, LLC, interest expense from promissory notes and other interest bearing accounts of $13,300 offset by interest income of $9,900. For the six months ended March 31, 2006 interest expense was $163,000 and consisted of interest expense form promissory notes and other interest bearing accounts of $163,200 offset by interest income of $200. Interest expense relating to the warrant will not recur as the entire balance of unamortized prepaid interest was expensed in connection with our merger. We expect interest expense relating to convertible debt and other interest bearing accounts to continue to decrease as substantially all convertible debt and other interest bearing accounts have either been repaid or converted into the Company's stock. We expect interest income to increase due to funds available from the private placement.

         OTHER INCOME

                                 SIX MONTHS       SIX MONTHS
                                    ENDED            ENDED          PERCENT
                               MARCH 31, 2007   MARCH 31, 2006       CHANGE
                               --------------   --------------   --------------

Other Income ...............   $       61,700   $            0               *
* Not meaningful

         Other income for the six months ended March 31, 2007 was $61,700 and consisted of gains from settlement of payables. Other income for the six months ended March 31, 2006 was zero. The increase in other income is attributable to the settlement of accounts payable at a discount to the recorded amounts.

         NET LOSS

                                 SIX MONTHS       SIX MONTHS
                                    ENDED            ENDED          PERCENT
                               MARCH 31, 2007   MARCH 31, 2006       CHANGE
                               --------------   --------------   --------------

Net Loss ...................   $   (1,469,600)  $     (694,300)            112%

         Our increase in net loss is due primarily to the advisory fee of $475,000 paid to Richardson & Pattel, LLP in connection with our merger transaction, increases in our research and development costs, increases in other general and administrative expenses, as well as our interest expenses. Our net loss as a percentage of net sales for the six months ended March 31, 2007 increased to 1304% as compared to 809% of net sales for the six months ended March 31, 2006. We expect to incur net losses for the next few years as we continue to improve our rEEG technology and reaffirm its validity through clinical studies, attempt to accelerate the identification of approved drugs and drug candidates, increase the penetration of our products in the marketplace, and hire additional personnel.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2007, we had cash and cash equivalents of approximately $6.4 million and a working capital balance of approximately $3.7 million. As of March 31, 2006, we had cash and cash equivalents of approximately $205,000 and a working capital deficit of approximately $5.4 million. Our positive cash balance results primarily from financing activities. Through March 31, 2007, we have received proceeds of $3,116,000 from the issuance of convertible promissory notes, $220,400 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the Company, $1.9 million from the sale of preferred stock, and $6.1 million from the sale of common stock to institutional investors and other high net worth individuals.

         We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations. We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes. The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts and the amount of cash used by operations.

         We believe that our existing cash and cash equivalents will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. However, if our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring complementary businesses or assets, we may need to raise additional debt or equity financing. We are continually evaluating various financing strategies to be used to expand our business and fund future growth. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. We currently do not have any material commitments for capital expenditures.

         CASH FLOWS

         We have satisfied our working capital requirements primarily through the sale of equity securities and through debt financings. For the six months ended March 31, 2007, we had a net increase in cash of approximately $6,178,000. Cash flows from operating, financing and investing activities for the six months ended March 31, 2007 and the six months ended March 31, 2006 are summarized in the following table:

                                                           SIX MONTHS
                                                         ENDED MARCH 31,
                                                 ------------------------------
ACTIVITY:                                            2007              2006
------------------------------------------       -----------        -----------

Operating activities .....................       $(1,634,000)       $  (243,000)
Investing activities .....................            (7,000)              --
Financing activities .....................         7,819,000               --
                                                 -----------        -----------
Net (decrease) increase in cash ..........       $ 6,178,000        $  (243,000)
                                                 ===========        ===========


         OPERATING ACTIVITIES

         Net cash used in operating activities was approximately $1,634,000 and $243,000 for the six months ended March 31, 2007 and 2006, respectively. The increase in cash used of $1.4 million was primarily due to increases in research and development expenses and general and administrative expenses explained above and the repayment of liabilities as a result of the availability of cash.

         INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $7,000 for the six months ended March 31, 2007 compared to zero for the comparable period in 2006. Our investing activities for the six month period ended March 31, 2007 consisted of lease deposits and loans made to employees. We expect amounts used in investing activities to increase as we purchase property and equipment.

         FINANCING ACTIVITIES

Net cash provided by financing activities was $7,819,000 million for the six months ended March 31, 2007 compared to zero for the comparable period in 2006. Net cash provided by financing activities for the six months ended March 31, 2007 primarily reflects gross proceeds of approximately $7,008,450 received in a private placement transaction with institutional investors and other high net worth individuals. In the private placement, we sold 5,840,374 Investment Units, at $1.20 per Investment Unit, to the investors. Each "Investment Unit" consists of one share of our common stock, and a five year non-callable warrant to purchase three-tenths of one share of our common Stock, at an exercise price of $1.80 per share. After commissions and expenses, we received net proceeds of approximately $6,172,000 in the private placement.

INCOME TAXES

         Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented. As of September 30, 2006, we had net operating loss carryforwards for federal income tax purposes of $4,627,600. If not utilized, the federal net operating loss carryforwards will expire beginning in 2021. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an "ownership change". The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         As of March 31, 2007, we had no significant contractual obligations. In addition, at March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

CAUTIONARY STATEMENTS AND RISK FACTORS

         Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this report before purchasing our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of the money you paid to purchase our common stock.

RISKS RELATED TO OUR COMPANY

WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT TO EVALUATE OUR FUTURE PERFORMANCE.

         We were incorporated in 2000 and therefore have a limited operating history. Investors have limited substantive financial information on prior operations to evaluate the company as an investment. Our potential must be viewed in light of the problems, expenses, difficulties, delays and complications often encountered in the operation of a new business. We will be subject to the risks inherent in the ownership and operation of a company with a limited operating history such as fluctuations in expenses, competition, the general strength of regional and national economies, and governmental regulation. Any failure to successfully address these risks and uncertainties would seriously harm our business and prospects.

WE CURRENTLY DEPEND ON SALES OF OUR REEG REPORTS FOR SUBSTANTIALLY ALL OF OUR REVENUE, AND IF OUR REPORTS DO NOT GAIN WIDESPREAD MARKET ACCEPTANCE, THEN OUR REVENUES MAY NOT EXCEED OUR EXPENSES.

         We have developed a methodology that aids psychiatrists and other physicians in selecting appropriate and effective medications for patients with certain behavioral or addictive disorders based on physiological traits of the patient's brain and information contained in a proprietary database that has been developed over the last twenty years. We began selling reports, referred to as rEEG Reports, based on our methodology in 2000. To date, we have not received widespread market acceptance of the usefulness of our rEEG Reports in helping psychiatrists and physicians inform their treatment strategies for patients suffering from behavioral and/or addictive disorders. Because we currently depend on the sale of rEEG Reports for substantially all or our revenue, and we have no other significant products or services, if we fail to achieve widespread market acceptance for our rEEG Reports, we will not be able to sustain or grow our revenues.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND OUR STOCK PRICE COULD DECLINE OR FLUCTUATE IF OUR RESULTS DO NOT MEET THE EXPECTATION OF ANALYSTS OR INVESTORS.

         Management expects that we will experience substantial variations in our operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

         o the use of and demand for rEEG Reports and other products and/or services that we may offer in the future that are based on our patented methodology.

         o        the effectiveness of new marketing and sales programs.

         o        turnover in our direct sales force.

         o        changes in management.

         o the introduction of products or services that are viewed in the marketplace as substitutes for the services we provide.

         o        communications  published by industry  organizations  or other
                  professional   entities  in  the   psychiatric  and  physician
                  community that are unfavorable to our business.

         o the introduction of regulations which impose additional costs on or impede our business.

         o the timing and amount of our expenses, particularly expenses associated with the marketing and promotion of our services, the training of physicians and psychiatrists in the use of our rEEG Reports, and research and development.

         As a result of fluctuations in our revenue and operating expenses that may occur, management believes that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our common stock price could fluctuate significantly or decline.

IF THE ESTIMATES WE MAKE, AND THE ASSUMPTIONS ON WHICH WE RELY IN PREPARING OUR FINANCIAL STATEMENTS PROVE INACCURATE, OUR ACTUAL RESULTS MAY VARY FROM THOSE REFLECTED IN OUR FINANCIAL STATEMENTS.

         Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. This includes estimates and judgments regarding revenue recognition, allowances for doubtful accounts, valuation of derivatives, warrants and other equity transactions. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates and judgments were made. There can be no assurance, however, that our estimates and judgments, or the assumptions underlying them, will be correct.

WE  MAY  NEED   ADDITIONAL   FUNDING  TO  SUPPORT  OUR  OPERATIONS  AND  CAPITAL
EXPENDITURES, WHICH MAY NOT BE AVAILABLE TO US AND WHICH LACK OF AVAILABILITY COULD ADVERSELY AFFECT OUR BUSINESS.

         We have not generated significant revenues or become profitable, may never do so, and may not generate sufficient working capital to cover costs of operations. We intend to fund our operations and capital expenditures from revenues, our cash on hand and the net proceeds of our private placement that we concluded in March of 2007. As a result of our private placement, we believe that we will have sufficient funds to finance the cost of our operations, our operating and management infrastructure, and planned expansion for the next 12 months. However, in the event we expand our operations more aggressively then we currently anticipate, we may need to raise additional cash through private equity offerings, debt financings, borrowings or strategic collaborations until we can generate a sufficient amount of product revenues to finance our cash requirements. In addition, we may need to raise additional funds to pursue business opportunities (such as acquisitions of complementary businesses), to react to unforeseen difficulties, such as the need to defend or enforce our intellectual property rights, to respond to competitive pressures, or to obtain regulatory approvals needed to market our services and/or products.

         We currently have no committed sources of additional capital, and there can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to existing stockholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy. This limitation could substantially harm our business, results of operations and financial condition.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY, WHICH COULD RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS.

         The healthcare business in general, and the behavioral health treatment business in particular, are highly competitive. In the event that we are unable to convince physicians, psychiatrists and patients of the efficacy of our products and services, individuals seeking treatment for behavioral health disorders may seek alternative treatment methods, which could negatively impact our sales and profitability.

OUR REEG REPORTS MAY NOT BE AS EFFECTIVE AS WE BELIEVE THEM TO BE, WHICH COULD LIMIT OR PREVENT US FROM GROWING OUR REVENUES.

         Our belief in the efficacy of our rEEG technology is based on a limited number of studies. Such results may not be statistically significant, and may not be indicative of the long-term future efficacy of the information we provide. Controlled scientific studies, including those that have been announced and that are planned for the future, may yield results that are unfavorable or demonstrate that our services, including our rEEG Reports, are not clinically useful. While we have not experienced such problems to date, if the initially indicated results cannot be successfully replicated or maintained over time, utilization of services based on our rEEG technology, including the delivery of our rEEG Reports, could decline substantially and therefore harm our operating results and stock price.

DATA RELATING TO OUR PRODUCTS AND SERVICES MAY BE INTERPRETED UNFAVORABLY, WHICH COULD ADVERSELY AFFECT OUR REVENUES AND EARNINGS.

         While we have been able to generate initial interest in our rEEG Reports among a limited number of psychiatrists and physicians, there can be no assurance that our efforts or the efforts of others will be successful in increasing the acceptance of our rEEG Reports. Marketplace acceptance of our rEEG reports may largely depend upon healthcare providers' interpretation of our limited data, the results of pending studies, or upon reviews and reports that may be given by independent researchers. In the event that health care providers interpret data relating to our rEEG technology unfavorably, and if our marketing and promotional efforts are not as successful as we expect them to be, our revenues and earnings will be harmed.

IF WE DO NOT MAINTAIN AND EXPAND OUR RELATIONSHIPS IN THE PSYCHIATRIC AND PHYSICIAN COMMUNITY, OUR GROWTH WILL BE LIMITED AND OUR BUSINESS COULD BE HARMED. IF PSYCHIATRISTS AND OTHER PHYSICIANS DO NOT RECOMMEND AND ENDORSE OUR PRODUCTS AND SERVICES, OUR SALES MAY DECLINE OR WE MAY BE UNABLE TO INCREASE OUR SALES, AND IN SUCH INSTANCES OUR PROFITABILITY WOULD BE HARMED.

         Purchases by psychiatrists and physicians of our rEEG Reports currently account for substantially all of our revenue. Consequently, our relationships with psychiatrists and physicians are critical to our continued growth. We believe that these relationships are based on the quality and ease of use of our rEEG Reports, our commitment to the behavioral health market, our marketing efforts, and our presence at tradeshows such as the American Psychiatric Association annual meeting. Any actual or perceived diminution in our reputation or the quality of our rEEG Reports, or our failure or inability to maintain our commitment to the behavioral health market and our other marketing and product promotion efforts could damage our current relationships, or prevent us from forming new relationships, with psychiatrists and other physicians and cause our growth to be limited and our business to be harmed.

         To sell our rEEG Reports, psychiatric professionals must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from this community. Acceptance of our rEEG Reports depends on educating psychiatrists and physicians as to the benefits, clinical efficacy, ease of use, revenue opportunity, and cost-effectiveness of our rEEG Reports and on training the medical community to properly understand and utilize our rEEG Reports. If we are not successful in obtaining the recommendations or endorsements of psychiatrists and other physicians for our rEEG Reports, our sales may decline or we may be unable to increase our sales and profitability.

NEGATIVE PUBLICITY OR UNFAVORABLE MEDIA COVERAGE COULD DAMAGE OUR REPUTATION AND HARM OUR OPERATIONS.

         In the event that the marketplace perceives our rEEG Reports as not offering the benefits which we believe they offer, we may receive significant negative publicity. This publicity may result in litigation and increased regulation and governmental review. If we were to receive such negative publicity or unfavorable media attention, whether warranted or unwarranted, our ability to market our rEEG Reports would be adversely affected, pharmaceutical companies may be reluctant to pursue strategic initiatives with us relating to the development of new products and services based on our rEEG technology, we may be required to change our products and services and become subject to increased regulatory burdens, and we may be required to pay large judgments or fines. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

IF WE DO NOT SUCCESSFULLY GENERATE ADDITIONAL PRODUCTS AND SERVICES FROM OUR PATENTED METHODOLOGY AND PROPRIETARY DATABASE, OR IF SUCH PRODUCTS AND SERVICES ARE DEVELOPED BUT NOT SUCCESSFULLY COMMERCIALIZED, THEN WE COULD LOSE REVENUE OPPORTUNITIES.

         Currently, our primary business is the sale of rEEG Reports to psychiatrists and physicians based on our rEEG methodology and proprietary database. In the future, we may utilize our patented methodology and proprietary database to produce pharmaceutical advancements and developments. For instance, we may use our patented methodology and proprietary database to identify new medications that are promising in the treatment of behavioral health disorders, identify new uses of medications which have been previously approved, and identify new patient populations that are responsive to medications in clinical trials that have previously failed to show efficacy in United States Food & Drug Administration (FDA) approved clinical trials. The development of new pharmaceutical applications that are based on our patented methodology and proprietary database will be costly, since we will be subject to additional regulations, including the need to conduct expensive and time consuming clinical trials.

         In addition, to successfully monetize our pharmaceutical opportunity, we will need to enter into strategic alliances with biotechnology or pharmaceutical companies that have the ability to bring to market a medication, an ability which we currently do not have. We maintain no pharmaceutical manufacturing, marketing or sales organization, nor do we plan to build one in the foreseeable future. Therefore, we are reliant upon approaching and successfully negotiating attractive terms with a partner who has these capabilities. No guarantee can be made that we can do this on attractive terms. If we are unable to find strategic partners for our pharmaceutical opportunity, our revenues may not grow as quickly as we desire, which could lower our stock price.

IN THE EVENT THAT WE PURSUE OUR PHARMACEUTICAL OPPORTUNITIES, WE OR ANY DEVELOPMENT PARTNERS THAT WE PARTNER WITH WILL LIKELY NEED TO CONDUCT CLINICAL TRIALS. IF SUCH CLINICAL TRIALS ARE DELAYED OR UNSUCCESSFUL, IT COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

         We have no experience conducting clinical trials of psychiatric medications and in the event we conduct clinical trials, we will rely on outside parties, including academic investigators, outside consultants and contract research organizations to conduct these trials on our behalf. We will rely on these parties to assist in the recruitment of sites for participation in clinical trials, to maintain positive relations with these sites, and to ensure that these sites conduct the trials in accordance with the protocol and our instructions. If these parties renege on their obligations to us, our clinical trials may be delayed or unsuccessful.

         In the event we conduct clinical trials, we cannot predict whether we will encounter problems that will cause us or regulatory authorities to delay or suspend our clinical trials or delay the analysis of data from our completed or ongoing clinical trials. In addition, we cannot assure you that we will be successful in reaching the endpoints in these trials, or if we do, that the FDA or other regulatory agencies will accept the results.

     Any of the following could delay the completion of clinical trials, or result in a failure of these trials to support our business, which would have an adverse effect on our business:

         o delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials,

         o delays in enrolling patients and volunteers into clinical trials,

         o        lower  than  anticipated   retention  rates  of  patients  and
                  volunteers in clinical trials,

         o negative results from clinical trials for any of our potential products, and

         o failure of our clinical trials to demonstrate the efficacy or clinical utility of our potential products.

         If we determine that the costs associated with attaining regulatory approval of a product exceed the potential financial benefits or if the projected development timeline is inconsistent with our determination of when we need to get the product to market, we may chose to stop a clinical trial and/or development of a product.

IF WE DO NOT DEVELOP AND IMPLEMENT A SUCCESSFUL SALES AND MARKETING STRATEGY, WE MAY NOT EXPAND OUR BUSINESS SUFFICIENTLY TO COVER OUR EXPENSES.

         We currently rely on our direct sales force to market and promote our rEEG Reports. In the event that we experience high turnover in our direct sales force, and new sales representatives do not acquire the skills to sell our rEEG Reports in a timely and successful manner, we may not be able to sustain and grow our revenue.

         In addition, in order to grow our business, we will need to develop and introduce new sales and marketing programs and clinical education programs to promote the use of our rEEG Reports by psychiatrists and physicians. If we do not implement these new sales and marketing and education programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business.

WE MAY NOT BE ABLE TO GENERATE ENOUGH ADDITIONAL REVENUE FROM ANY INTERNATIONAL EXPANSION TO OFFSET THE COSTS ASSOCIATED WITH ESTABLISHING AND MAINTAINING FOREIGN OPERATIONS.

         Currently, we do not have any international operations. However, a component of our growth strategy is to expand our presence into international markets. It is costly to establish international facilities and operations and to promote our rEEG Reports in international markets. We may encounter barriers to the sale of our rEEG Reports outside the United States, including reduced acceptance by psychiatrists and physicians of our rEEG Reports, delays in regulatory approvals outside of the United States, and difficulties associated with establishing sales channels. In addition, we have little experience in marketing and distributing our rEEG Reports in international markets. Revenue from international activities may not offset the expense of establishing and maintaining these international operations.

WE MAY NOT BE ABLE TO MEET THE UNIQUE OPERATIONAL, LEGAL AND FINANCIAL CHALLENGES THAT WE WILL ENCOUNTER IN OUR INTERNATIONAL OPERATIONS, WHICH MAY LIMIT THE GROWTH OF OUR BUSINESS.

         If and when we expand  internationally,  we will be subject to a number
of  challenges  which   specifically   relate  to  our  international   business
activities. These challenges include:

         o failure of local laws to provide adequate protection against infringement of our intellectual property,

         o protectionist laws and business practices that favor local competitors, which could slow our growth in international markets,

         o less acceptance by psychiatrists and physicians of the use of our products and services,

         o        delays in regulatory approval of our products or services,

         o currency conversion issues arising from sales denominated in currencies other than the United States dollar,

         o        foreign currency exchange rate fluctuations,

         o longer accounts receivable payment cycles and difficulties in collecting accounts receivable.

         If  we  are  unable  to  meet  and  overcome  these   challenges,   our
international operations may not be successful which would limit the growth of our business and could adversely impact our results of operations.

WE MAY FAIL TO SUCCESSFULLY MANAGE AND MAINTAIN THE GROWTH OF OUR BUSINESS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         As we continue expanding our commercial operations, this expansion could place significant strain on our management, operational, and financial resources. To manage future growth, we will need to continue to hire, train, and manage additional employees, particularly a specially trained sales force to market our rEEG Reports.

         In addition, we have maintained a small financial and accounting staff, and our reporting obligations as a public company, as well as our need to comply with the requirements of the Sarbanes-Oxley Act of 2002, and the rules and regulations of the SEC will continue to place significant demands on our financial and accounting staff, on our financial, accounting and information systems and on our internal controls. As we grow, we will need to add additional accounting staff and continue to improve our financial, accounting and information systems and internal controls in order to fulfill our reporting responsibilities and to support expected growth in our business. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth or management may not be able to effectively hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our marketing and commercialization goals or to satisfy our reporting and other obligations as a public company.

WE MAY INCUR SIGNIFICANT EXPENSES OR BE PREVENTED FROM COMMERCIALIZING OR DEVELOPING PRODUCTS AS A RESULT OF AN INTELLECTUAL PROPERTY INFRINGEMENT CLAIM.

         Our commercial success depends, in part, on our ability to operate without infringing the patents and proprietary rights of third parties. Infringement proceedings are long, costly and time-consuming and their outcome is uncertain.

         If we become involved in any patent infringement litigation, interference or other administrative proceedings related to our products, we will incur substantial expenses and the time and effort of our management and scientific personnel, will be significantly diverted. As a result of such litigation or proceedings, we could lose our proprietary position, and be restricted from selling, manufacturing or distributing the affected product(s), incur substantial damage awards, including punitive damages, or be required to seek third party licenses at terms that may be unattractive, or we may fail to acquire the license.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WHICH IS THE CORE OF OUR BUSINESS.

         We consider the protection of our intellectual property to be critical to our business prospects. We currently have two issued U.S. patents, and we have filed separate patent applications in multiple foreign jurisdictions.

         In the future, if we fail to file patent applications in a timely manner, or in the event we elect not to file a patent application because of the costs associated with patent prosecution, we may lose patent protection that we may have otherwise obtained. The loss of any proprietary rights which are obtainable under patent laws may result in the loss of a competitive advantage over present or potential competitors, with a resulting decrease in revenues and profitability for us.

         With respect to the applications we have filed, there is no guarantee that the applications will result in issued patents, and further, any patents that do issue may be too narrow in scope to adequately protect our intellectual property and provide us with a competitive advantage. Competitors and others may design around aspects of our technology, or alternatively may independently develop similar or more advanced technologies that fall outside the scope of our claimed subject matter but that can be used in the treatment of behavioral health disorders.

         In addition, even if we are issued additional patents covering our products, we cannot predict with certainty whether or not we will be able to enforce our proprietary rights, and whether our patents will provide us with adequate protection against competitors. We may be forced to engage in costly and time consuming litigation or reexamination proceedings to protect our intellectual property rights, and our opponents in such proceedings may have and be willing to expend, substantially greater resources than we are able to. In addition, the results of such proceedings may result in our patents being invalidated or reduced in scope. These developments could cause a decrease in our operating income and reduce our available cash flow, which could harm our business and cause our stock price to decline.

         We also utilize processes and technology that constitute trade secrets, such as our outcomes database, and we must implement appropriate levels of security for those trade secrets to secure the protection of applicable laws, which we may not do effectively. In addition, the laws of many foreign countries do not protect proprietary rights as fully as the laws of the United States.

         While we have not had any significant issues to date, the loss of any of our trade secrets or proprietary rights which may be protected under the foregoing intellectual property safeguards may result in the loss of our competitive advantage over present and potential competitors.

CONFIDENTIALITY  AGREEMENTS  WITH  EMPLOYEES,   LICENSEES  AND  OTHERS  MAY  NOT
ADEQUATELY PREVENT DISCLOSURE OF TRADE SECRETS AND OTHER PROPRIETARY INFORMATION

         In order to protect our proprietary technology and processes, we rely in part on confidentiality provisions in our agreements with employees, licensees, treating physicians and psychiatrists and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Moreover, policing compliance with our confidentiality agreements and non-disclosure agreements, and detecting unauthorized use of our technology is difficult, and we may be unable to determine whether piracy of our technology has occurred. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

ALTHOUGH WE BELIEVE WE ARE NOT CURRENTLY SUBJECT TO REGULATORY APPROVAL FOR THE SALE OF OUR REEG REPORTS, REGULATIONS ARE CONSTANTLY CHANGING, AND IN THE FUTURE OUR BUSINESS MAY BE SUBJECT TO REGULATION.

         Currently, we do not believe that sales of our rEEG Reports are subject to regulatory approval. However, federal, state and foreign laws and regulations relating to the sale of our rEEG Reports are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, including injunctions preventing us from conducting our business, withdrawal of clearances or approvals and civil and criminal penalties. In the event that federal, state, and foreign laws and regulations change, we may need to incur additional costs to seek government approvals in order to sell our rEEG Reports. There is no guarantee that we will be able to obtain such approvals in a timely manner or at all, and as a result, our revenues from our rEEG Reports may be reduced, or potentially eliminated.

IN THE FUTURE, WE INTEND TO SEEK REGULATORY APPROVAL FOR MEDICATIONS OR COMBINATIONS OF MEDICATIONS FOR NEW INDICATIONS, AND THERE IS NO GUARANTEE THAT WE WILL RECEIVE SUCH APPROVALS.

         We intend to seek approval for medications or combinations of medications for new indications, either with corporate partners, or potentially, on our own. We are currently not authorized to market such medications in any jurisdiction, and we may never receive such authorization. The development and commercialization of medications for new indications is subject to extensive regulation by the U.S. Federal government, principally through the FDA and other federal, state and governmental authorities elsewhere. Prior to marketing any central nervous system medication, and in many cases prior to being able to successfully partner a central nervous system medication, we will have to conduct extensive clinical trials at our own expense to determine safety and efficacy of the indication that we are pursuing. We have no prior experience, as a company, in conducting clinical trials. Clinical trials are expensive and can take years to complete, and have uncertain outcomes. In addition, the regulatory and approval procedures vary from country to country, and additional testing may be required in some jurisdictions. It may take several years to complete the clinical trials, and a product may fail at any stage of testing. Difficulties and risks associated with clinical trials may result in our, or our partners' inability to achieve regulatory approval to market medications for central nervous system disorders. The FDA, other regulatory agencies, our collaborators, or we may suspend or terminate clinical trials at any time.

         Delays or failures in obtaining regulatory approval may delay or prevent the commercialization of any product that we may develop for new indications, diminish any competitive advantage, reduce or eliminate revenues, milestone payments or royalties from collaborators, and adversely affect our ability to attract new collaborators. The results of earlier clinical trials do not necessarily predict the results of later clinical trials. Medications in later clinical trials may fail to show desired safety and efficacy traits in the indication we are seeking approval for, despite prior success in clinical trials for other indications. Even if we and/or our collaborators and partners believe the data collected from such clinical trials are promising, such data may not support approval by the FDA or any other regulatory authorities. In addition, the FDA or other regulatory authority may interpret the data differently than we do, which could delay, limit or prevent regulatory approval. We expect to rely, in part, on clinical trials that were performed by third-party physicians. These trial results may not be predictive of the results of clinical trials we intend to perform for new indications. In addition, the results of prior clinical trials may not now be acceptable to the FDA or other regulatory authorities because the data may be incomplete, outdated, or otherwise unacceptable for inclusions in ours or our partners' regulatory submissions for approval of medications for new indications.

IN THE EVENT WE OBTAIN REGULATORY APPROVAL FOR NEW INDICATIONS FOR EXISTING MEDICATIONS, WE WILL STILL BE SUBJECT TO EXTENSIVE REGULATION BY THE FDA AND OTHER AGENCIES, AND IF WE FAIL TO COMPLY WITH SUCH REGULATIONS, THE SALE OF OUR PRODUCTS MAY BE RESTRICTED.

         If we, or our collaborators, obtain regulatory approval for new indications for existing medications, we will still be subject to extensive regulation by the FDA and/or other regulatory agencies. We and our collaborators will be required to conduct extensive post-market surveillance of products. Our, or our collaborators', failure to comply with applicable FDA and other regulatory requirements, or the later discovery of unknown problems, may result in restrictions on the marketing or sale of such products that will negatively impact sales and/or collaboration revenue, and may result in denial of authority to market the medication product(s).

IF WE DO NOT RETAIN OUR SENIOR MANAGEMENT AND OTHER KEY EMPLOYEES, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY.

         Our future success depends on the ability, experience and performance of our senior management and our key professional personnel. Our success therefore depends to a significant extent on retaining the services of Leonard Brandt, our President, Chief Executive Officer, and Secretary, Horace Hertz, our Chief Financial Officer, and others. Because of their ability and experience, if we lose one or more of the members of our senior management or other key employees, our ability to successfully implement our business strategy could be seriously harmed.

         We intend to carry key man life insurance on Leonard Brandt in an amount of $2.0 million, payable to the company. We do not carry key man life insurance on any of our other key employees. We do not have employment agreements in place with our executives and key employees, and each may terminate their employment upon notice and without cause or good reason. While we believe our relationships with our executives are good and do not anticipate any of them leaving in the near future, the loss of the services of Leonard Brandt or any other key member of management could have a material adverse effect on our ability to manage our business.

IF WE DO NOT ATTRACT AND RETAIN SKILLED PERSONNEL OR IF WE DO NOT MAINTAIN GOOD RELATIONSHIPS WITH OUR EMPLOYEES, WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS.

         Our products and services are based on a complex database of information. Accordingly, we require skilled medical, scientific and administrative personnel to sell and support our products and services. Our future success will depend largely on our ability to continue to hire, train, retain and motivate additional skilled personnel, particularly sales representatives who are responsible for customer education and training and customer support, as well as personnel with experience in clinical testing and matters relating to obtaining regulatory approvals. If we are not able to attract and retain skilled personnel, we will not be able to continue our development and commercialization activities.

         In addition, we may be subject to claims that we engage in discriminatory or inappropriate practices with respect to our hiring, termination, promotion and compensation processes for our employees. Such claims, with or without merit, could be time consuming, distracting and expensive to defend, could divert attention of our management from other tasks important to the success of our business and could adversely affect our reputation as an employer.

IN THE FUTURE WE COULD BE SUBJECT TO PERSONAL INJURY CLAIMS, WHICH COULD RESULT IN SUBSTANTIAL LIABILITIES THAT MAY EXCEED OUR INSURANCE COVERAGE.

         All significant medical treatments and procedures, including treatment that is facilitated through the use of our rEEG Reports, involve the risk of serious injury or death. While we do not treat patients or determine whether treatment that is guided by rEEG Reports that we provide is appropriate for any particular patient, and have not been the subject of any personal injury claims for patients treated by providers using our rEEG Reports, our business entails an inherent risk of claims for personal injuries, which are subject to the attendant risk of substantial damage awards. We cannot control whether individual physicians and psychiatrists will properly select patients, apply the appropriate standard of care, or conform to our procedures in determining how to treat their patients. A significant source of potential liability is negligence or alleged negligence by physicians treating patients with the aid of the rEEG Reports that we provide. There can be no assurance that a future claim or claims will not be successful or, including the cost of legal defense, will not exceed the limits of available insurance coverage.

         We currently have general liability and medical professional liability insurance coverage for up to $5 million per year for personal injury claims. We may not be able to maintain adequate liability insurance, in accordance with standard industry practice, with appropriate coverage based on the nature and risks of our business, at acceptable costs and on favorable terms. Insurance carriers are often reluctant to provide liability insurance for new healthcare services companies and products due to the limited claims history for such companies and products. In addition, based on current insurance markets, we expect that liability insurance will be more difficult to obtain and that premiums will increase over time and as the volume of patients treated by physicians that are guided by our rEEG Reports increases. In the event of litigation, regardless of its merit or eventual outcome, or an award against us during a time when we have no available insurance or insufficient insurance, we may sustain significant losses of our operating capital which may substantially reduce stockholder equity in the company.

IF GOVERNMENT AND THIRD-PARTY PAYERS FAIL TO PROVIDE COVERAGE AND ADEQUATE PAYMENT RATES FOR TREATMENTS THAT ARE GUIDED BY OUR REEG REPORTS, OUR REVENUE AND PROSPECTS FOR PROFITABILITY MAY BE HARMED.

         Our future revenue growth will depend in part upon the availability of reimbursement from third-party payers for psychiatrists and physicians who use our rEEG Reports to guide the treatment of their patients. Such third-party payers include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payers are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which procedures they will pay for and the amounts that they will pay for new procedures. As a result, they may not cover or provide adequate payment for treatments that are guided by our rEEG Reports, which will discourage psychiatrists and physicians from utilizing the information services we provide. We may need to conduct studies to demonstrate the cost-effectiveness of treatments that are guided by our products and services to such payers' satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Adequate third-party reimbursement might not be available to enable us to realize an appropriate return on investment in research and product development, and the lack of such reimbursement could have a material adverse effect on our operations and could adversely affect our revenues and earnings.

OUR BUSINESS PROSPECTS AND PROFITABILITY COULD BE NEGATIVELY IMPACTED IF WE HAVE OVER-ESTIMATED THE DEMAND FOR OUR REEG REPORTS.

         We are focused on the market for behavioral health disorders. The projected demand for our rEEG Reports could materially differ from actual demand if our assumptions regarding this market and its trends and acceptance of our rEEG Reports by the psychiatric community prove to be incorrect or do not materialize or if other products or services gain more widespread acceptance, which in each case would adversely affect our business prospects and profitability.

WE ARE SUBJECT TO EVOLVING AND EXPENSIVE CORPORATE GOVERNANCE REGULATIONS AND REQUIREMENTS. OUR FAILURE TO ADEQUATELY ADHERE TO THESE REQUIREMENTS OR THE FAILURE OR CIRCUMVENTION OF OUR CONTROLS AND PROCEDURES COULD SERIOUSLY HARM OUR BUSINESS.

            Because we are a publicly traded company we are subject to certain federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

OUR SENIOR MANAGEMENT'S LIMITED RECENT EXPERIENCE MANAGING A PUBLICLY TRADED COMPANY MAY DIVERT MANAGEMENT'S ATTENTION FROM OPERATIONS AND HARM OUR BUSINESS.

         Our management team has relatively limited recent experience managing a publicly traded company and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis. Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

RISKS RELATED TO OUR INDUSTRY

THE HEALTHCARE INDUSTRY IN WHICH WE OPERATE IS SUBJECT TO SUBSTANTIAL REGULATION BY STATE AND FEDERAL AUTHORITIES, WHICH COULD HINDER, DELAY OR PREVENT US FROM COMMERCIALIZING OUR PRODUCTS AND SERVICES.

         Healthcare companies are subject to extensive and complex federal, state and local laws, regulations and judicial decisions governing various matters such as the licensing and certification of facilities and personnel, the conduct of operations, billing policies and practices, policies and practices with regard to patient privacy and confidentiality, and prohibitions on payments for the referral of business and self-referrals. There are federal and state laws, regulations and judicial decisions that govern patient referrals, physician financial relationships, submission of healthcare claims and inducement to beneficiaries of federal healthcare programs. Many states prohibit business corporations from practicing medicine, employing or maintaining control over physicians who practice medicine, or engaging in certain business practices, such as splitting fees with healthcare providers. Many healthcare laws and regulations applicable to our business are complex, applied broadly and subject to interpretation by courts and government agencies. Our failure, or the failure of physicians and psychiatrists to whom we sell our rEEG Reports, to comply with these healthcare laws and regulations could create liability for us and negatively impact our business.

         In addition, the FDA, regulates development, testing, labeling, manufacturing, marketing, promotion, distribution, record-keeping and reporting requirements for prescription drugs. Compliance with laws and regulations enforced by the FDA and other regulatory agencies may be required in relation to future products or services developed or used by us. Failure to comply with applicable laws and regulations may result in various adverse consequences, including withdrawal of our products and services from the market, or the imposition of civil or criminal sanctions.

         We believe that this industry will continue to be subject to increasing regulation, political and legal action and pricing pressures, the scope and effect of which we cannot predict. Legislation is continuously being proposed, enacted and interpreted at the federal, state and local levels to regulate healthcare delivery and relationships between and among participants in the healthcare industry. Any such changes could prevent us from marketing some or all of our products and services for a period of time or permanently.

WE MAY BE SUBJECT TO REGULATORY AND INVESTIGATIVE PROCEEDINGS, WHICH MAY FIND THAT OUR POLICIES AND PROCEDURES DO NOT FULLY COMPLY WITH COMPLEX AND CHANGING HEALTHCARE REGULATIONS.

         While we have established policies and procedures that we believe will be sufficient to ensure that we operate in substantial compliance with applicable laws, regulations and requirements, the criteria are often vague and subject to change and interpretation. We may become the subject of regulatory or other investigations or proceedings, and our interpretations of applicable laws and regulations may be challenged. The defense of any such challenge could result in substantial cost and a diversion of management's time and attention. Thus, any such challenge could have a material adverse effect on our business, regardless of whether it ultimately is successful. If we fail to comply with any applicable laws, or a determination is made that we have failed to comply with these laws, our financial condition and results of operations could be adversely affected.

FAILURE TO COMPLY WITH THE FEDERAL TRADE COMMISSION ACT OR SIMILAR STATE LAWS COULD RESULT IN SANCTIONS OR LIMIT THE CLAIMS WE CAN MAKE.

         The Company's promotional activities and materials, including advertising to consumers and physicians, and materials provided to third parties for their use in promoting our products and services, are regulated by the Federal Trade Commission (FTC) under the FTC Act, which prohibits unfair and deceptive acts and practices, including claims which are false, misleading or inadequately substantiated. The FTC typically requires competent and reliable scientific tests or studies to substantiate express or implied claims that a product or service is effective. If the FTC were to interpret our promotional materials as making express or implied claims that our products and services are effective for the treatment of mental illness, it may find that we do not have adequate substantiation for such claims. Failure to comply with the FTC Act or similar laws enforced by state attorneys general and other state and local officials could result in administrative or judicial orders limiting or eliminating the claims we can make about our products and services, and other sanctions including fines.

OUR BUSINESS PRACTICES MAY BE FOUND TO CONSTITUTE ILLEGAL FEE-SPLITTING OR CORPORATE PRACTICE OF MEDICINE, WHICH MAY LEAD TO PENALTIES AND ADVERSELY AFFECT OUR BUSINESS.

         Many states, including California, in which our principal executive offices are located, have laws that prohibit business corporations, such as us, from practicing medicine, exercising control over medical judgments or decisions of physicians, or engaging in certain arrangements, such as employment or fee-splitting, with physicians. Courts, regulatory authorities or other parties, including physicians, may assert that we are engaged in the unlawful corporate practice of medicine by providing administrative and ancillary services in connection with our rEEG Reports, or that selling our rEEG Reports for a portion of the patient fees constitutes improper fee-splitting, in which case we could be subject to civil and criminal penalties, our contracts could be found legally invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements. There can be no assurance that this will not occur or, if it does, that we would be able to restructure our contractual arrangements on favorable terms.

OUR BUSINESS PRACTICES MAY BE FOUND TO VIOLATE ANTI-KICKBACK, SELF-REFERRAL OR FALSE CLAIMS LAWS, WHICH MAY LEAD TO PENALTIES AND ADVERSELY AFFECT OUR BUSINESS.

         The healthcare industry is subject to extensive federal and state regulation with respect to financial relationships and "kickbacks" involving healthcare providers, physician self-referral arrangements, filing of false claims and other fraud and abuse issues. Federal anti-kickback laws and regulations prohibit certain offers, payments or receipts of remuneration in return for (i) referring patients covered by Medicare, Medicaid or other federal health care program, or (ii) purchasing, leasing, ordering or arranging for or recommending any service, good, item or facility for which payment may be made by a federal health care program. In addition, federal physician self-referral legislation, commonly known as the Stark law, generally prohibits a physician from ordering certain services reimbursable by Medicare, Medicaid or other federal healthcare program from any entity with which the physician has a financial relationship. In addition, many states have similar laws, some of which are not limited to services reimbursed by federal healthcare programs. Other federal and state laws govern the submission of claims for reimbursement, or false claims laws. One of the most prominent of these laws is the federal False Claims Act, and violations of other laws, such as the anti-kickback laws or the FDA prohibitions against promotion of off-label uses of medications, may also be prosecuted as violations of the False Claims Act.

         While we believe we have structured our relationships to comply with all applicable requirements, federal or state authorities may claim that our fee arrangements, agreements and relationships with contractors and physicians violate these anti-kickback, self-referral or false claims laws and regulations. These laws are broadly worded and have been broadly interpreted by courts. It is often difficult to predict how these laws will be applied, and they potentially subject many typical business arrangements to government investigation and prosecution, which can be costly and time consuming. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored health care programs and forfeiture of amounts collected in violation of such laws. Some states also have similar anti-kickback and self-referral laws, imposing substantial penalties for violations. If our business practices are found to violate any of these provisions, we may be unable to continue with our relationships or implement our business plans, which would have an adverse effect on our business and results of operations.

WE MAY BE SUBJECT TO HEALTHCARE ANTI-FRAUD INITIATIVES, WHICH MAY LEAD TO PENALTIES AND ADVERSELY AFFECT OUR BUSINESS.

         State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers, taking an expansive definition of fraud that includes receiving fees in connection with a healthcare business that is found to violate any of the complex regulations described above. While to our knowledge we have not been the subject of any anti-fraud investigations, if such a claim were made defending our business practices could be time consuming and expensive, and an adverse finding could result in substantial penalties or require us to restructure our operations, which we may not be able to do successfully.

OUR USE AND DISCLOSURE OF PATIENT INFORMATION IS SUBJECT TO PRIVACY AND SECURITY REGULATIONS, WHICH MAY RESULT IN INCREASED COSTS.

         In conducting research or providing administrative services to healthcare providers in connection with the use of our rEEG Reports, we may collect, use, maintain and transmit patient information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act (HIPAA) and related rules. The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions, or Transactions Rule; the Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule; and the Health Insurance Reform: Security Standards, or Security Rule. HIPAA applies to covered entities, which include most healthcare facilities and health plans that may contract for the use of our services. The HIPAA rules require covered entities to bind contractors like us to compliance with certain burdensome HIPAA rule requirements.

         The HIPAA Transactions Rule establishes format and data content standards for eight of the most common healthcare transactions. If we perform billing and collection services on behalf of psychiatrists and physicians, we may be engaging in one of more of these standard transactions and will be required to conduct those transactions in compliance with the required standards. The HIPAA Privacy Rule restricts the use and disclosure of patient information, requires entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically. We may be required to make costly system purchases and modifications to comply with the HIPAA rule requirements that are imposed on us and our failure to comply may result in liability and adversely affect our business.

         Numerous other federal and state laws protect the confidentiality of personal and patient information. These laws in many cases are not preempted by the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and the psychiatrists and physicians who purchase our services, and potentially exposing us to additional expense, adverse publicity and liability. Other countries also have, or are developing, laws governing the collection, use and transmission of personal or patient information and these laws could create liability for us or increase our cost of doing business.

RISKS RELATING TO INVESTMENT IN OUR COMMON STOCK

WE HAVE A LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

         Bid and ask prices for shares of our Common Stock are quoted on NASD's OTC Bulletin Board under the symbol CNSO.OB. There is currently no broadly followed, established trading market for our Common Stock. While we are hopeful that following the merger, the Company will command the interest of a greater number of investors, an established trading market for our shares of Common Stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our Common Stock. Before commencement of the private placement, we had little or no trading volume in our Common Stock. As a result of this lack of trading activity, the quoted price for our Common Stock on NASD's OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock, and the market value of our Common Stock would likely decline.

IF AND WHEN A TRADING MARKET FOR OUR COMMON STOCK DEVELOPS, THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS, AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE AT WHICH YOU ACQUIRED THEM.

         The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

         o        quarterly variations in our revenues and operating expenses;

         o        developments  in  the  financial   markets  and  worldwide  or
                  regional economies;

         o announcements of innovations or new products or services by us or our competitors;

         o announcements by the government relating to regulations that govern our industry;

         o significant sales of our Common Stock or other securities in the open market;

         o        variations in interest rates;

         o        changes  in  the  market   valuations   of  other   comparable
                  companies; and

         o        changes in accounting principles.

         In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company's securities. If a stockholder were to file any such class action suit against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business to respond to the litigation, which could harm our business.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL.

         Upon the effectiveness of a registration statement which we intend to file with the Securities and Exchange Commission in the third quarter, a significant number of our shares of Common Stock will become eligible for sale, including 5,840,374 shares sold in the March 2007 private placement and 767,103 shares held by certain of our stockholders that were issued and outstanding immediately prior to the merger. The sale of these shares could depress the market price of our Common Stock. A reduced market price for our shares could make it more difficult to raise funds through future offering of Common Stock.

         The holders of these shares, to the extent such shares are not registered on the registration statement, as well as other holders of our Common Stock shall have piggy-back registration rights with respect to such shares effective September 7, 2007, and demand registration rights with respect to such shares effective March 7, 2008.

         Moreover, as additional shares of Common Stock become available for resale in the open market (including shares issuable upon the exercise of the Company's outstanding options and warrants), the supply of our publicly traded shares will increase, which could decrease its price.

         Some of our shares may also be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares. In general, a person who has held restricted shares for a period of one year may, upon filing with the Securities & Exchange Commission (the "SEC") a notification on Form 144, sell into the market shares up to an amount equal to 1% of the outstanding shares.

THE SALE OF SECURITIES BY US IN ANY EQUITY OR DEBT FINANCING COULD RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS AND HAVE A MATERIAL ADVERSE EFFECT ON OUR EARNINGS.

         Any sale of  Common  Stock by us in a future  private  placement  could result in dilution to our existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional products and services, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders' stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

THE TRADING OF OUR COMMON STOCK ON THE OVER-THE-COUNTER BULLETIN BOARD AND THE POTENTIAL DESIGNATION OF OUR COMMON STOCK AS A "PENNY STOCK" COULD IMPACT THE TRADING MARKET FOR OUR COMMON STOCK.

         Our securities, as traded on the Over-the-Counter Bulletin Board, may be subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction before the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefore.
         In addition, the SEC has adopted a number of rules to regulate "penny stock" that restrict transactions involving these securities. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. "Penny stocks" generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Because our securities may constitute "penny stock" within the meaning of the rules, the rules would apply to us and to our securities. If our securities become subject to the penny stock rules, our stockholders may find it more difficult to sell their securities.

         Stockholders should be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE, AND ANY RETURN ON INVESTMENT MAY BE LIMITED TO POTENTIAL FUTURE APPRECIATION ON THE VALUE OF OUR COMMON STOCK.

         We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their Common Stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our Common Stock.

OUR OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS CAN EXERT SIGNIFICANT INFLUENCE OVER US AND MAY MAKE DECISIONS THAT ARE NOT IN THE BEST INTERESTS OF ALL STOCKHOLDERS.

         After the closing of the merger and private placement in March 2007, our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 33% of our issued and outstanding Common Stock. As a result, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our Common Stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our Common Stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of Common Stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

TRANSACTIONS ENGAGED IN BY OUR LARGEST STOCKHOLDERS, OUR DIRECTORS OR EXECUTIVES INVOLVING OUR COMMON STOCK MAY HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

         After the closing of the merger and private placement in March 2007, our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 33% of our issued and outstanding Common Stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our Common Stock, which may further cause the price of our stock to decline.

         From time to time our directors and executive officers may sell shares of our common stock on the open market. These sales will be publicly disclosed in filings made with the SEC. In the future, our directors and executive officers may sell a significant number of shares for a variety of reasons unrelated to the performance of our business. Our stockholders may perceive these sales as a reflection on management's view of the business and result in some stockholders selling their shares of our common stock. These sales could cause the price of our stock to drop.

ANTI-TAKEOVER PROVISIONS MAY LIMIT THE ABILITY OF ANOTHER PARTY TO ACQUIRE US, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

         Delaware law contains provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders, which could cause our stock price to decline. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our Common Stock.

ITEM 3.  CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and President, Leonard J. Brandt, and Chief Financial Officer, Horace Hertz, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15(e) or 15d-15, as of March 31, 2007, the end of the period covered by this report. Based upon that evaluation, Messrs. Brandt and Hertz concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of exchange act rules 13a-15 or 15d-15 that occurred during the second quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                                         EXHIBIT TITLE
----------------

2.1 Agreement and Plan of Merger between Strativation, Inc., CNS Merger Corporation and CNS Response, Inc. dated as of January 16, 2007, incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on January 22, 2007.

2.2 Amendment No. 1 to Agreement and Plan of Merger by and among Strativation, Inc., CNS Merger Corporation, and CNS Response, Inc. dated as of February 28, 2007, incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 1, 2007.

3.1 Certificate of Incorporation, dated March 17, 1987, incorporated by reference to Exhibit No. 3(i) to the Registrant's Form 10-SB (File No. 000-26285) filed with the Commission on June 7, 1999.

3.2 Certificate of Amendment of Certificate of Incorporation, dated June 1, 2004, incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on June 8, 2004.

3.3 Certificate of Amendment of Certificate of Incorporation, dated August 2, 2004, incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on August 5, 2004.

3.4 Certificate of Ownership and Merger Merging CNS Response, Inc., a Delaware corporation, with and into Strativation, Inc., a Delaware corporation, dated March 7, 2007, incorporated by reference to Exhibit 3.1.4 to the Registrant's Current Report on Form 8-K (File 000-26285) filed with the Commission on March 13, 2007.

3.5 Bylaws, incorporated by reference to Exhibit No. 3(ii) to the Registrant's Form 10-SB (File No. 000-26285) filed with the Commission on June 7, 1999.

4.1              2006 CNS Response, Inc. Option Plan.

4.2 Form of Warrant issued to Investors in Private Placement, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File 000-26285) filed with the Commission on March 13, 2007.

10.1 Amended and Restated Shares for Debt Agreement, dated January 16, 2007 by and between the Registrant and Richardson & Patel LLP 2007, incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on January 16, 2007.

10.2             Amended  and  Restated  Registration  Rights  Agreement,  dated
                 January 16, 2007 by and among the Registrant and the stockholders signatory thereto incorporated by reference to Exhibit No. 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on January 16, 2007.

10.3 Form of Subscription Agreement between the Registrant and certain investors, dated March 7, 2007, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File 000-26285) filed with the Commission on March 13, 2007.

10.4 Form of Indemnification Agreement by and among the Registrant, CNS Response, Inc., a California corporation, and certain individuals, dated March 7, 2007, incorporated by reference to
                 Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File 000-26285) filed with the Commission on March 13, 2007.

10.5 Form of Registration Rights Agreement by and among the Registrant and certain Investors signatory thereto dated March 7, 2007, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K (File 000-26285) filed with the Commission on March 13, 2007.

10.6 Form of Registration Rights Agreement by and among the Registrant and certain stockholders of the Company signatory thereto dated March 7, 2007, incorporated by reference to
                 Exhibit 10.7 to the Registrant's Current Report on Form 8-K (File 000-26285) filed with the Commission on March 13, 2007.

31.1 Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1             Certification  of  Principal  Executive  Officer and  Principal
                 Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CNS Response, Inc.


Date: May 14, 2007                          /s/ Horace Hertz
                                         ---------------------------------------
                                     By:        Horace Hertz
                                     Its:       Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)