Form 10QSB
period 2007-06-30
CNS RESPONSE, INC.
filed 2007-08-14
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

[_]     Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 0-26285

CNS Response, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0419387 (I.R.S. Employer Identification No.)

2755 Bristol Street, Suite 285
Costa Mesa, CA 92626

(Address of principal executive offices)

(714) 545-3288

(Issuer’s telephone number)

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

As of August 7, 2007, the issuer had 25,303,462 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes [_]     No [X]

CNS RESPONSE, INC.

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30,		NINE MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
REVENUES	$69,800	$42,500	$182,500	$128,300

OPERATING EXPENSES:
  Cost of revenues (including amortization
      expense of $0 for the three months ended June
      30, 2007, $19,900 for the three months ended
      June 30, 2006, $19,900 for the nine months
      ended June 30, 2007, and $59,700 for the nine
months ended June 30, 2006

	38,200	53,600	114,800	129,300
Research and development	322,100	130,300	773,300	334,600
Sales and marketing	33,700	17,500	81,200	88,800
General and administrative	233,700	205,000	1,108,400	470,900

Total operating expenses	627,700	406,400	2,077,700	1,023,600

OPERATING LOSS	(557,900)	(363,900)	(1,895,200)	(895,300)

OTHER INCOME (EXPENSE):
Interest income (expense), net	22,600	(146,100)	(170,600)	(309,100)
Other	32,600	--	94,300	--

Total other income (expense)	55,200	(146,100)	(76,300)	(309,100)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(502,700)	(510,000)	(1,971,500)	(1,204,400)
PROVISION FOR INCOME TAXES	--	--	800	--

NET (LOSS)	$(502,700)	$(510,000)	$(1,972,300)	$(1,204,400)

BASIC NET (LOSS) PER SHARE	$(0.02)	$(0.25)	$(0.12)	$(0.58)

DILUTED NET (LOSS) PER SHARE	$(0.02)	$(0.25)	$(0.12)	$(0.58)

WEIGHTED AVERAGE SHARES
OUTSTANDING:
Basic	24,960,554	2,068,900	16,603,819	2,068,900

Diluted	24,960,554	2,068,900	16,603,819	2,068,900

See accompanying Notes to Consolidated Financial Statements

CNS Response, Inc.

Unaudited Condensed Consolidated Balance Sheets

	JUNE 30, 2007 (unaudited)	SEPTEMBER 30, 2006
ASSETS
CURRENT ASSETS:
Cash	$6,384,400	$204,900
Accounts receivable (net of allowance for doubtful
accounts of $17,200 in 2007 and $4,800 in 2006)	60,400	25,400
Prepaids and other	155,200	67,000

Total current assets	6,600,000	297,300
OTHER ASSETS:
Intangible assets (net of accumulated amortization of
$558,100 in 2007 and $538,200 in 2006)	--	19,900
Loans to related parties	--	96,600
Other assets	8,800	80,400

TOTAL ASSETS	$6,608,800	$494,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable (including $8,000 in 2007
and 2006 to related parties)	$118,100	$666,100
Accrued liabilities	207,500	248,700
Deferred compensation (including $56,700
in 2007 and $58,000 in 2006 to related
parties)	73,400	75,200
Accrued consulting fees	103,000	136,700
Accrued interest (including $0 in 2007 and
$414,700 in 2006 to related parties)	34,200	1,156,500
Note payable to NuPharm Database, LLC	--	287,400
Convertible promissory notes (including
$0 in 2007 and $1,768,300 in 2006 to
related parties)	50,000	3,116,700

Total current liabilities	586,200	5,687,300

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value; authorized
750,000,000 shares; 25,303,462 outstanding
in 2007 and 7,903,107 outstanding in 2006	25,300	7,900
Additional paid-in capital	15,992,700	2,822,100
Accumulated deficit	(9,995,400)	(8,023,100)

Total stockholders' equity (deficit)	6,022,600	(5,193,100)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$6,608,800	$494,200

See accompanying Notes to Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED JUNE 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,972,300)	$(1,204,400)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Amortization of intangibles	19,900	59,700
Other	(84,600)	11,000
Stock based compensation	7,100	--
Non-cash interest expense	189,800	--
Changes in operating assets and liabilities:
Accounts receivable	(35,000)	(800)
Prepaids and other	(84,300)	--
Accounts payable	(381,300)	15,700
Accrued liabilities	(41,300)	65,600
Deferred compensation	2,100	188,400
Accrued consulting	6,400	227,700
Accrued interest	8,900	303,800

Net cash used in operating activities	(2,364,600)	(333,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in deposits	(3,000)	--
Loans to consultants	(4,200)	--

Net cash used in investing activities	(7,200)	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt	--	200,000
Repayment of debt	(5,000)
Proceeds from the sale of preferred stock, net of offering
costs	1,779,900	--
Proceeds from the sale of common stock, net of offering costs	6,748,400	--
Proceeds from exercise of warrants	28,000	--

Net cash provided by financing activities	8,551,300	200,000

NET INCREASE (DECREASE) IN CASH	6,179,500	(133,300)
CASH- BEGINNING OF PERIOD	204,900	478,400

CASH- END OF PERIOD	$6,384,400	$345,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest	$2,300

Income taxes	$800	$800

Conversion of preferred stock into common stock	$5,958,200

Common stock received as collection of loans receivable	$171,300

Derivative instrument liability	$2,273,700

See accompanying Notes to Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional	Accumulated
For the nine months ended June 30, 2007	Shares	Amount	Paid-in Capital	Deficit	Total
BALANCE - September 30, 2006	7,903,107	$7,900	$2,822,100	$(8,023,100)	$(5,193,100)

Forgiveness of accrued interest from NuPharm and issuance and exercise of warrants by NuPharm	2,800,000	2,800	334,800	--	337,600
Conversion of convertible promissory notes and
accrued interest	5,993,515	6,000	4,061,100	--	4,067,100
Issuance of stock in connection with mezzanine
financing, net of offering costs of $47,600	1,905,978	1,900	1,875,500	--	1,877,400
Issuance of stock for settlement of debt	11,015	--	1,300	--	1,300
Issuance of options in settlement of accrued consulting fees	--	--	27,000	--	27,000
Issuance of stock in connection with private
placement, net of offering costs of $1,057,300	6,504,758	6,500	6,741,900	--	6,748,400
Issuance of stock as payment of placement agent fee	83,333	100	(100)	--	--
Issuance of stock to repay note to NuPharm and
related accrued interest	244,509	200	293,200	--	293,400
Collection of loans receivable through the receipt of stock	(142,753)	(100)	(171,200)	--	(171,300)
Stock- based compensation	--	--	7,100	--	7,100
Derivative instrument liability	--	--	(2,273,700)	--	(2,273,700)
Reclassify fair value of derivative instrument liability	--	--	2,273,700	--	2,273,700
Net loss for the nine months ended June 30, 2007	--	--	--	(1,972,300)	(1,972,300)

Balance at June 30, 2007	25,303,462	$25,300	$15,992,700	$(9,995,400)	$6,022,600

For the Nine Months Ended June 30, 2006
BALANCE - September 30, 2005	2,068,990	$2,100	$26,100	$(8,105,700)	$(8,077,500)
Net loss for the nine months ended June 30, 2006	--	--	--	(1,204,400)	(1,204,400)

BALANCE - June 30, 2006	2,068,990	$2,100	$26,100	$(9,310,100)	$(9,281,900)

See accompanying Notes to Consolidated Financial Statements.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1.       Nature of Operations and Basis of Presentation

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiary CNS California (see Note 2). Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2007 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The September 30, 2006 balance sheet was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements and the related notes should be read in conjunction with our financial statements and notes for the year ended September 30, 2006 which are included in our current report on Form 8-K, filed with the Securities and Exchange Commission on March 1 3, 2007.

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

The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the future periods or for the year ending September 30, 2007.

  2.      Reverse Merger and Financing

Completion of Merger

On January 16, 2007, CNS Response, Inc. (formerly Strativation, Inc), a Delaware corporation (the “Company”), along with CNS Merger Corporation, a California corporation and the Company’s wholly-owned subsidiary (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CNS Response, Inc, a privately held California corporation (“CNS California”), pursuant to which CNS California would be acquired by the Company in a merger transaction wherein Merger Sub would merge with and into CNS California, with CNS California being the surviving corporation (the “Merger”). On March 7, 2007, the Merger closed and CNS California became a wholly-owned subsidiary of the Company. At the closing, the Company changed its name to CNS Response, Inc.

Accordingly, from a historical perspective, CNS California was deemed to have been the acquirer in the reverse merger and CNS California is deemed the survivor of the reorganization. As a result, the consolidated financial statements of the Company presented reflect the historical results of CNS California prior to the Merger, and of the combined entities following the merger, and do not include the historical financial results of the entity formerly known as Strativation, Inc. Common stock has been retroactively restated to reflect the number of shares received by CNS California equity holders in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital. The equity of the Company survives the reorganization. Upon the closing of the reorganization, the Company changed its fiscal year to September 30. All costs associated with the Merger were expensed as incurred.

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

Pursuant to the terms of the Merger Agreement, CNS Response, Inc. (formerly Strativation, Inc.) paid an advisory fee of $475,000 to Richardson & Pattel, LLP, the Company’s former legal counsel and a principal shareholder, immediately upon the closing of the Merger. The fee has been expensed as a cost of the merger.

Immediately after the closing of the Merger, and without taking into consideration the Private Placement Offering, the issuance of shares of common stock to repay the note to NuPharm Database, LLC and the tendering to the Company of shares of common stock by an officer and certain employees to repay their loans to CNS California described below, the Company had outstanding 18,696,948 shares of common stock, options to purchase 4,136,103 shares of common stock and warrants to purchase 4,271,414 shares of common stock.

Accounting Treatment of the Merger and Financial Statement Presentation

The Company accounted for the Merger as a reverse merger under generally accepted accounting principles, and accordingly, the consolidated financial statements of the Company for the periods before March 7, 2007, reflect only the operations of CNS California. No goodwill or other intangible asset was recorded as a result of the Merger. Immediately prior to the reverse merger on March 7, 2007, the Company had no material operations, assets, or liabilities. Therefore, pro forma financial statements are not presented.

The  The Private Placement

Immediately following the closing of the Merger, the Company received gross proceeds of approximately $7.0 million from the first closing of a private placement transaction (the “Private Placement”) with institutional investors and other high net worth individuals (“Investors”). On May 16, 2007, the Company received additional gross proceeds of $797,300 from the second closing of the Private Placement. Pursuant to Subscription Agreements entered into with these Investors, the Company sold 6,504,758 Investment Units, at $1.20 per Investment Unit. Each Investment Unit consists of one share of Company common stock, and a five year non-callable warrant to purchase three-tenths of one share of the Company common stock at an exercise price of $1.80 per share. The value of the warrants was determined to be $1,674,600 using the Black-Scholes option pricing model with the following assumptions: a volatility rate of 100%, risk free interest rate of 5%, an expected life of five years and zero dividends. The value of the warrants has been recorded as a liability in accordance with SFAS No. 133 and EITF 00-19. As of June 22, 2007, the common shares underlying the warrants were registered satisfying the warrant liability. As of such date, the value of the warrants had not changed and thus the recorded amount was reclassified to Stockholders’ Equity.

As partial consideration for services rendered further to the Private Placement, the Company’s placement agent was issued 83,333 shares of common stock, warrants to purchase 520,380 shares of Company common stock at an exercise price of $1.44 per share and warrants to purchase 156,114 shares of Company’s common stock at exercise price of $1.80 per share . The value of the warrants was determined to be $599,100 using the Black-Scholes option pricing model with the following assumptions: a volatility rate of 100%, risk free interest rate of 5%, an expected life of five years and zero dividends. The value of the warrants has been recorded as a liability in accordance with SFAS No. 133 and EITF 00-19. As of June 22, 2007, the common shares underlying the warrants were registered satisfying the warrant liability. As of such date, the value of the warrants had not changed and thus the recorded amount was reclassified to Stockholders’ Equity.

See Notes 4, 6, 7 and 8 for description of other transactions completed concurrently with the completion of the private placement.

  3.       Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 eliminates the exemption from applying SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows issuers of financial statements to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the first fiscal year beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on our consolidated financial statements.

In June 2006, Emerging Issues Task Force Issue No.06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” or EITF 06-3, was issued. EITF 06-3 requires disclosure of the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis as an accounting policy decision. The provisions of this standard are effective for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of EITF 06-3 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are continuing to evaluate the possible impact of FIN 48, on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of the error quantified as the amount by which the current year income statement was misstated (rollover method) or the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We believe that SFAS No. 157 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan in a company’s balance sheet. This portion of the new guidance is effective on December 31, 2006. Additionally, the pronouncement eliminates the option for companies to use a measurement date prior to their fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. Under the first approach, plan assets are measured on September 30, 2007 and then remeasured on January 1, 2008. Under the alternative approach, a 15-month measurement will be determined on September 30, 2007 that will cover the period until the fiscal year-end measurement is required on December 31, 2008. We do not have any defined benefit pension or postretirement plans that are subject to SFAS No. 158. As such, we do not expect the pronouncement to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Adoption of the standard is optional and may be adopted beginning in the first quarter of 2007. We are currently evaluating the possible impact of adopting SFAS No. 159 on our consolidated financial statements.

In May 2007, Emerging Issues Task Force Issue No.07 -4 , “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” or EITF 07-4 , was issued. The provisions of this standard are effective for interim and annual reporting periods beginning after December 15, 2007. We do not expect the adoption of EITF 07-4 to have a material impact on our consolidated financial statements.

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

Pursuant to the abovementioned terms, the Company demanded payment of all such notes upon the completion of the merger and private placement in which the Company raised approximately $7,805,000 as described in Note 2 above. The officer who owed the Company $93,900, including interest, repaid the loan by tendering 78,219 shares of the Company’s Common Stock to the Company. Certain other employees repaid their loans by tendering an aggregate of 64,534 shares of the Company’s common stock to the Company. None of the aforementioned notes remained outstanding as of June 30, 2007.

  5.        Deferred Offering Costs

Direct, incremental costs incurred in connection with the private placement in which the Company raised approximately $7, 805,000 as described in Note 2 have been recorded as a reduction of the proceeds received from such offering.

  6.      Convertible promissory notes

In October 2006, holders of certain convertible promissory notes converted such notes with an aggregate outstanding balance of $3,061,700 and related accrued and unpaid interest of $1,005,300 at September 30, 2006 into 5,993,515 shares of the Company’s Series A Preferred Stock. In addition, the exercise price of warrants to purchase 1,062,116 shares of the Company’s common stock issued to such note holders was changed to $0.59 per share. The preferred shares were converted into 5,993,515 shares of the Company’s common stock upon the closing of the merger described in Note 2 above.

  7.      Note payable to NuPharm Database, LLC

In connection with the January 2000 Asset Purchase Agreement between the Company and NuPharm Database, LLC (NuPharm) providing for the purchase of a database and the assumption of certain NuPharm liabilities, the Company issued a subordinated note payable to NuPharm in the amount of $299,900 bearing interest at 8% per year and due on March 15, 2004 and a warrant to purchase 2,800,000 shares of the Company’s common stock at $0.01 per share. The warrant was not exercised before expiring in 2005.

In October 2006, the Company and NuPharm Database, LLC (NuPharm) agreed to exchange the note and the related accrued interest for a 5% note in the principal amount of $287,400, representing the outstanding principal at September 30, 2006, and warrants to purchase 2,800,000 shares of the Company’s common stock at $0.01 per share. The note wasdue and payable on demand five years from the date of issuance, couldbe prepaid by the Company at any time without penalties and was convertible into shares of common stock of the Company upon the completion of a financing (as defined) at a price per share of the common stockissued in such financing. The warrant was exercised in October 2006. The Company valued the warrant at $309,500 using the Black-Scholes model and recorded the excess of the value of the warrant over the forgiven accrued interest of $119,700 as a prepaid asset. The excess was being amortized as interest expense over a period of one year, the expected term of the note when it was issued.

Pursuant to the abovementioned terms, the note payable to NuPharm and accrued interest thereon was converted into 244,509 shares of the Company’s Common Stock upon the completion of the merger and private placement described in Note 2 above. Upon conversion, the entire balance of the unamortized prepaid interest was charged to interest expense.

  8.      Private Placement-Series B Preferred Stock

In October and November, 2006, the Company sold 1,905,978 Units in a private financing resulting in net proceeds of $1,877,400, net of offering costs of $47,600. Each Unit consisted of one share of Series B Preferred Stock and 5-year warrants to purchase 0.6 shares of the Company’s common stock at $1.51 per share. Holders of the Series B Preferred Stock were entitled to receive non-cumulative dividends at an annual rate of 4% when, as and if declared by the Board. Each share of the Series B Preferred Stock was initially convertible into one share of the Company’s Common Stock at any time at the option of the holder and converted automatically into Common Stock at the then applicable conversion rate in the event of (i) the sale of $5,000,000 or more of Common Stock or units consisting of Common Stock and warrants in one or more related transactions; (ii) the closing of an underwritten public offering with a price equal or greater than $1.21 per share and net proceeds to the Company of not less than $5,000,000, or (iii) upon the written consent of the holders of the majority of the Series A Preferred (see below) in the case of conversion of the Series A Preferred or the Series B Preferred in the case of conversion of the Series B Preferred.

Pursuant to the abovementioned terms, the preferred shares were converted into 1,905,978 shares of the Company’s Common Stock upon the completion of the merger and private placement described in Note 2 above.

  9.        Stockholders’ Equity (Deficit)

Common and Preferred Stock

As of June 30, 2007, the Company was authorized to issue 750,000,000 shares of common stock

As of June 30, 2007, CNS California was authorized to issue 100,000,000 shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

There were no shares of Preferred Stock outstanding as of September 30, 2006. In October 2006, CNS California issued 5,993,515 shares of its preferred stock in connection with the conversion of notes payable described in Note 5. All of these shares of preferred stock were converted into 5,993,515 shares of the Company’s common stock concurrently with the completion of the Merger described in Note 2.

In October and November 2006, CNS California issued 1,905,978 shares of its preferred stock in connection with the private placement described in Note 8 . All of these shares of preferred stock were converted into 1,905,978 shares of the Company’s common stock concurrently with the completion of the Merger described in Note 2.

Stock Option Plan

On September 27, 2004, the Company adopted the 2004 Stock Option Plan pursuant to which 15,000,000 shares of common stock are reserved for issuance and under which the Company may issue incentive stock options, nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The option price for each share of stock subject to an option shall be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO ; provided, however, if the option is an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO shall be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term is five years from the date of grant. ISOs may be granted only to eligible employees. At June 30, 2007, there were no options outstanding under this plan.

In connection with the Merger described in Note 2, the Company assumed the CNS California stock option plan described below and all of the options granted thereunder at the same price and terms.

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or nonstatutory stock options (NSO)), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the board of directors. A total of 10 million shares of stock are reserved for issuance under the 2006 Plan. As of June 30, 2007, there were 4,136,103 million options and 183,937 restricted shares outstanding under the 2006 Plan and 5,679,960 shares available for issuance of awards.

The 2006 Plan provides that in any calendar year, no eligible employee or director shall be granted an award to purchase more than 3 million shares of stock. The option price for each share of stock subject to an option shall be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO; provided, however, if the option is an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO shall be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term is five years from the date of grant. ISOs may be granted only to eligible employees.

The Company has adopted SFAS No. 123R (revised 2004), “Share-Based Payment”, and related interpretations. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The Company estimates the fair value of each option on the grant date using the Black-Scholes model. The following assumptions were made in estimating the fair value of each of the Company’s option grants:

Dividend yield	0%
Risk-free interest rate	5.46%
Expected volatility	100%
Expected life	5 years

The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. Compensation costs charged to operations for each of the three and nine month periods ended June 30, 2007 amounted to $2,900 and $7,100, respectively. Total unrecognized compensation as of June 30, 2007 amounted to $15,500.  There were no options issued or outstanding during the nine months ended June 30, 2006.

Option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Activity for the year ended September 30, 2006

Options outstanding – September 30, 2005	-	-
Granted	4,000,403	$ 0.13
Exercised	-	-
Forfeited	-	-

Options outstanding – September 30, 2006	4,000,403	$ 0.13

Activity for the nine months ended June 30, 2007
Granted	135,700	$ 0.30
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2007	4,136,103	$ 0.14

Weighted average fair value of options granted during:
Year ended September 30, 2006		$ 0.09
Nine months ended June 30, 2007		$ 0.27

         Following is a summary of the status of options outstanding at June 30, 2007:

Exercise Price	Number of Shares	Average Contractual Life
$0.12	859,270	10 years
$0.132	3,112,545	10 years
$0.30	135,700	10 years
$0.59	28,588	10 years

At June 30, 2007, options to purchase 4,059,228 shares are fully vested. Options to purchase 15,000 shares at an exercise price of $0.12 vest as follows: 5,000 shares on August 28, 2007, 5,000 shares on February 28, 2008 and 5,000 shares on August 28, 2008. Options to purchase 61,875 shares at an exercise price of $0.30 vest as follows: 20,625 shares on November 15, 2007, 20,625 shares on May 15, 2008, and 20,625 shares on November 15, 2008.

Warrants to purchase common stock

All warrants described below were issued by CNS California and assumed by the Company under the terms of the Merger agreement described in Note 2.

At September 30, 2006, there were warrants outstanding to purchase 3,115,154 shares of the Company’s common stock at exercise prices ranging from $0.01 to $0.59 with a weighted average exercise price of $0.28. The warrants expire at various times through 2016.

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

During the nine months ended June 30, 2007, the following additional 3,784,199 warrants were granted and are outstanding as of such date (unaudited):

Warrants to Purchase	Exercise Price	Issued in Connection With:

1,143,587 shares	$1.51	Private placement described in Note 8
7,921 shares	$1.01	To placement agent for private placement described in Note 8
4,752 shares	$1.812	To placement agent for private placement described in Note 8
1,951,445 shares	$1.80	Private placement completed immediately after the merger and described in Note 2
520,380 shares	$1.44	To placement agent for private placement completed immediately after the merger and described in Note 2
156,114 shares	$1.80	To placement agent for private placement completed immediately after the merger and described in Note 2

As described in Note 2, the warrants to purchase 2,107,559 shares of common stock at $1.80 per share and the warrants to purchase 520,380 shares at $1.44 per share were initially recorded as a liability at their fair value. Fair value was computed using the Black-Scholes pricing model. As of June 22, 2007, the common shares underlying the warrants were registered satisfying the warrant liability. As of such date, the value of the warrants had not changed and thus the recorded amount was reclassified to Stockholders’ Equity.

  10.    Net loss per share

In accordance with SFAS 128, “Computation of Earnings Per Share,” basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the three months and nine months ended June 30, 2007 and 2006, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share are as follows:

	Three-Months ended June 30,
	2007	2006
Convertible debt	4,995,000	31,123,733
Preferred stock
Warrants	6,765,133	2,865,326
Options	4,136,103

	Nine-Months ended June 30,
	2007	2006
Convertible debt	6,713,653	30,096,768
Preferred stock	1,023,099
Warrants	5,253,803	2,803,845
Options	4,113,486

Item 2.     Management’s Discussion and Analysis or Plan of Operation

The information contained in this Form 10-QSB is intended to update the information contained in our Current Report on Form 8-K which includes our financial statements for the fiscal years ended September 30, 2006 and 2005 and unaudited financial statements for the three-month periods ended December 31, 2006, and 2005, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis or Plan of Operation” and other information contained in such Form 8-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-QSB.

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the three and nine months ended June 30, 2007 and the three and nine months ended June 30, 2006 and contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “goal,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this quarterly report on Form 10-QSB for a discussion of certain risks associated with our business. We disclaim any obligation to update forward-looking statements for any reason.

Business Overview

We are a life sciences company focused on the commercialization of a patented system that guides psychiatrists and other physicians to determine a proper treatment for patients with behavioral (psychiatric and/or addictive) disorders. We also intend to identify, develop and commercialize new indications of approved drugs and drug candidates for this patient population.

We have developed an extensive proprietary database (the “CNS Database”) consisting of approximately 13,000 clinical outcomes across 2,000 patients who had psychiatric or addictive problems. For each patient, we have compiled electrocephalographic (“EEG”) scans, symptoms, course of treatment and outcomes often across multiple treatments from multiple psychiatrists and physicians. Using this database, our technology compares a patient’s EEG scan to the outcomes in the database and ranks treatment options based on treatment success of patients having similar neurophysiology.

Trademarked as Referenced-EEGSM (“rEEG SM”), this patented technology allows CNS to create and provide simple reports (“rEEG Reports”) that specifically guide physicians to treatment strategies based on the patient’s own physiology. The vast majority of these patients were considered long-term “treatment-resistant”, the most challenging, high-risk and expensive category to treat.

rEEG identifies relevant neurophysiology that is variant from the norm and identifies medications that have successfully treated database patients having similar aberrant physiology. It does this by comparing a patient’s standard digital EEG to a normative database. This identifies the presence of any pathophysiology. The rEEG process then compares the stratified set of patients with similar pathophysiology to our CNS Database and reports on relative medication success for this stratified group. Upon completion, the physician is provided the analysis in a report detailing and ranking classes of agents (and specific agents within the class) by treatment success.

We believe the key factors that will drive broader adoption of rEEG will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our test, reimbursement by third-party payors, expansion of our sales force and increased marketing efforts.

Since our inception, we have generated significant net losses. As of June 30, 2007, we had an accumulated deficit of $10.0 million. We incurred operating losses of $502,700 and $1,972,300 for the three and nine months ended June 30, 2007, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, scale up of our commercial organization, and other general corporate purposes. Research and development projects include the completion of clinical trials which are necessary to validate the efficacy of our products and services across different types of behavioral disorders, the enhancement of the CNS Database and the identification of new medication that are often combinations of approved drugs.

Recent Events

      Prior to January 16, 2007, CNS Response, Inc. (then called Strativation, Inc.) existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On January 16, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CNS Response, Inc., a California corporation (“CNSR California”), and CNS Merger Corporation, a California corporation and our wholly-owned subsidiary (“MergerCo”) pursuant to which we agreed to acquire CNSR California in a merger transaction wherein MergerCo would merge with and into CNSR California, with CNSR California being the surviving corporation (the “Merger”). On March 7, 2007, the Merger closed, CNSR California became our wholly-owned subsidiary, and on the same date we changed our corporate name from Strativation, Inc. to CNS Response, Inc.

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

Immediately prior to the closing of the Merger, we had outstanding 868,990 shares of common stock. Immediately after the closing of the Merger, and without taking into consideration the Private Placement offering described below, we had 18,613,615 outstanding shares of common stock, and options and warrants to purchase 8,407,517 shares of common stock.

Private Placement Transaction

On March 7, 2007, simultaneous with the closing of the Merger, we received gross proceeds of approximately $7,008,450 in a private placement transaction (the “Private Placement”) with institutional investors and other high net worth individuals (“Investors”). On May 16, 2007, the Company received additional gross proceeds of $797,300 from the second closing of the Private Placement. Pursuant to Subscription Agreements entered into with these Investors, we sold 6,504,758 Investment Units, at $1.20 per Investment Unit. Each “Investment Unit” consists of one share of our common stock, and a five year non-callable warrant to purchase three-tenths of one share of our common Stock, at an exercise price of $1.80 per share (the “Investor Warrants”). After commissions and expenses, we received net proceeds of approximately $6,748,400 in the Private Placement.

Brean Murray Carret & Co. (“Brean Murray”) acted as placement agent and corporate finance advisor in connection with the Private Placement. For their services as placement agent and financial advisor, pursuant to the terms of an Engagement Agreement between CNSR California and Brean Murray, Brean Murray received a retainer in the form of 83,333 shares of our common stock (having a deemed value of $100,000) upon the closing of the Private Placement. We also paid Brean Murray a fee equal to 8% of the funds raised in the Private Placement, or approximately $624,500 of the gross proceeds from the financing. In addition, Brean Murray received warrants (the “Placement Agent Warrants”) to purchase shares of our common stock in amounts equal to (i) 8% of the shares of common stock sold by Brean Murray in the Private Placement (520,380 warrants at an exercise price of $1.44 per share), and (ii) 8% of the shares underlying the Investor Warrants sold by Brean Murray in the Private Placement (156,114 warrants at an exercise price of $1.80 per share). The Placement Agent Warrants are fully vested and have a term of 5 years. We also paid $88,000 in costs, fees and expenses incurred by Brean Murray in connection with the Private Placement. We expressly assumed CNSR California’s agreement with Brean Murray upon the closing of the Merger. Pursuant to this agreement, Brean Murray has a right of first refusal to represent us in certain corporate finance transactions for a period of one year following the closing of the Private Placement.

Registration Rights Agreements

Under the terms of the Subscription Agreements between us and the Investors in the Private Placement, we were obligated to file a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the “SEC”) within 45 days following the closing (the “Registration Statement”) to permit the resale of the shares of common stock sold in the Private Placement and purchasable under the warrants sold in the Private Placement. The Company’s Registration Statement on Form SB-2 was filed on May 22, 2007 with the Securities and Exchange Commission.

The Subscription Agreements also require us to use our reasonable best efforts to obtain the effectiveness of the Registration Statement not later than 150 days after the closing of the Private Placement, subject to certain exceptions. After obtaining the effectiveness of the Registration Statement, we are further obligated to use our reasonable best efforts to maintain the effectiveness of the Registration Statement until all such shares registered thereby may be sold without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933, except that investors may not be able to sell their shares under the Registration Statement during periods when we may be required to update the information contained in that Registration Statement under applicable securities laws. If we fail to satisfy our obligations for obtaining effectiveness of the Registration Statement within 150 days after the closing of the Private Placement we must pay liquidated cash damages to the investors in the offering in an aggregate amount equal to 1% of the Investment Unit purchase price for each share registered, per month that elapses after such failure until the earlier of (a) the date the Registration Statement is filed or becomes effective, as applicable, or (b) the date that is one year from the closing of the Private Placement. The Company’s Registration Statement on Form SB-2 became effective on June 22, 2007.

Under the terms of a Registration Rights Agreement entered into between us and the majority stockholders of our common stock immediately prior to the Merger, we were also obligated to include up to 767,103 shares of our common stock on the Registration Statement described above. The registration rights attaching to the shares held by these stockholders are not transferable with such shares. Our former majority stockholders have identical registration rights to those provided to the investors, except they do not have the right to liquidated damages as provided in the Subscription Agreements. A total of 767,102 shares of our Common Stock held by our former majority shareholder were registered for resale on our registration statement on Form SB-2.

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

After the completion of the Private Placement and the Merger, we had an aggregate of 25,303,462 shares of common stock outstanding, with the former CNSR California shareholders and the investors in the Private Placement owning in the aggregate 24,351,139 shares of our common stock, which represented approximately 96.2% of our issued and then outstanding shares of common stock. Our stockholders immediately prior to the Merger and Private Placement owned approximately 3.4% of our outstanding common stock (or, 868,990 shares of our common stock) immediately after completion of these transactions.

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

Results of Operations

Comparison of three months ended June 30, 2007

and three months ended June 30, 2006

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Revenues	100%	100%
Cost of revenues	55	126

Gross profit	45	(26)
Research and development	461	307
Sales and marketing	48	41
General and administrative expenses	335	482

Operating loss	(799)	(857)
Other expense, net	79	(343)

Net loss	(720)%	(1,200)%

Revenues

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Percent Change

Revenues	$ 69,800	$ 42,500	64%

The number of rEEG Reports delivered for the period increased from 106 in 2006 to 179 in 2007 while the price per report remained constant at approximately $400. To drive broader adoption of reports based on our rEEG technology, we have undertaken a multi-site clinical study to validate the efficacy of our product. We do not intend to expand our sales and marketing efforts until the completion of a clinical study currently being conducted by respected professionals in the field of psychiatry. Accordingly, we anticipate that revenues will not increase materially until fiscal 2008.

Cost of Revenues

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Percent Change

Cost of revenues	$ 38,200	$ 53,600	(29%)

Cost of revenues consists of payroll costs, consulting costs, charges relating to the amortization of the CNS Database and other miscellaneous charges. Costs of revenues decreased for the three month period ended June 30, 2007 since the CNS Database was fully amortized in the quarter ended December 31, 2006. Consulting costs represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $80 per rEEG Report. We expect costs of revenues will increase as an absolute number as we deliver more rEEG Reports. However, we expect cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency.

Research and Development

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Percent Change

Research and development	$ 332,100	$ 130,300	155%

Research and development expenses consist of clinical studies, costs to identify indications of approved drugs and drug candidates, patent costs, consulting fees, payroll costs, expenses related to database enhancements, and other miscellaneous costs. Research and development costs increased for the three month period ended June 30, 2007 from the three month period ended June 30, 2006 as a result of increases in: (i) expenses relating to clinical studies, (ii) patent costs, (iii) costs relating to the acquisition of new data for our database, and (iv) payroll costs; offset by a decrease in consulting fees. The increase in expenses relating to clinical studies is attributable to our expansion and acceleration of the completion of a clinical study with the goal of driving market acceptance of our rEEG technology. The increase in patent costs is attributable primarily to legal costs incurred for the expansion and protection of our intellectual property. The increase in database costs relates to the acquisition of data for anti-psychotic drugs. Payroll increased as we hired an additional employee in research and development and increased the salary of an existing employee. Consulting fees decreased as we reduced the work outsourced to consultants. We expect research and development expenses to continue to increase as we attempt to accelerate the identification of approved drugs and drug candidates, complete studies to validate the efficacy of our product, acquire new data for our database and hire additional employees.

Sales and Marketing

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Percent Change

Sales and marketing	$ 33,700	$ 17,500	93%

For the quarter ended June 30, 2007, sales and marketing expenses were $33,500 consisting primarily of payroll costs of $17,500, the production of marketing materials of $10,200 and other marketing costs of $6,000. For the quarter ended June 30, 2006 sales and marketing expenses were $17,500 consisting of payroll costs. We do not intend to significantly expand our sales and marketing efforts until the completion of a clinical study currently being conducted by respected professional in the field of psychiatry.

General and Administrative Expenses

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Percent Change

General and administrative expenses	$ 233,700	$ 205,000	14%

General and administrative expenses for the three months ended June 30, 2007 primarily relate to salaries, costs associated with being a public company and professional fees. General and administrative expenses for the three months ended June 30, 2006 primarily relate to salaries, professional fees and travel and entertainment. The increase in general and administrative expenses for the three month period ended June 30, 2007 is primarily attributable to the costs associated with being a public company, increases in rent offset by a decrease in professional fees and a decrease in travel and entertainment costs. Costs associated with being a public company include certain legal and accounting costs, premiums for directors and officers insurance and costs for investor relations. Rent increased as the company moved to larger facilities in October 2006. Professional fees decreased since we outsourced fewer tasks in the period. We expect general and administrative costs to continue to increase as we expand our staff and incur costs associated with being a public reporting company.

Interest Income (Expense)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Percent Change

Interest Income (Expense)	$ 22,600	$ (146,100)	*
* Not meaningful

For the quarter ended June 30, 2007, net interest income was $22,600 and consisted of interest income of $24,200 offset by interest expense of $1,600. For the quarter ended June 30, 2006, interest expense was $146,100 and consisted of interest expense from promissory notes and other interest bearing accounts. The increase in interest income is attributable to the investment of funds received from the Private Placement of $7.8 million completed in May 2007. The decrease in interest expense is attributable to the repayment of substantially all convertible debt and other interest bearing accounts. We expect interest income to increase due to funds available from the private placement.

Other Income

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Percent Change

Other Income	$ 32,600	$ -	*
* Not meaningful

Other income for the quarter ended June 30, 2007 was $32,600 and consisted of gains from settlement of payables. Other income for the quarter ended June 30, 2006 was zero. The increase in other income is attributable to the settlement of accounts payable at a discount to the recorded amounts.

Net Loss

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Percent Change

Net Loss	$ (502,700)	$ (510,000)	1%

The decrease in net loss is due primarily to an increase in other income of $201,300 offset by an increase in our research and development costs of $191,800 and, increase in other general and administrative expenses of $28,700. We expect to incur net losses for the next few years as we continue to improve our rEEG technology and reaffirm its validity through clinical studies, attempt to accelerate the identification of approved drugs and drug candidates, increase the penetration of our products in the marketplace, and hire additional personnel.

Comparison of nine months ended June 30, 2007 and nine months ended June 30, 2006

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
Revenues	100%	100%
Cost of revenues	63	101

Gross profit	37	(1)
Research and development	424	261
Sales and marketing	44	69
General and administrative expenses	607	367

Operating loss	(1,038)	(698)
Other expense, net	(42)	(241)

Net loss	(1,080)%	(939)%

Revenues

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006	Percent Change

Revenues	$ 182,500	$ 128,300	42%

The number of rEEG Reports delivered during the nine month period ended June 30 increased from 321 in 2006 to 479 in 2007 while the average price per report dropped from $400 to $380. We do not intend to expand our sales and marketing efforts until the completion of a clinical study currently being conducted by respected professionals in the field of psychiatry. Accordingly, we anticipate that revenues will not increase materially until fiscal 2008.

Cost of Revenues

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006	Percent Change

Cost of revenues	$ 114,800	$ 129,300	(11%)

     Cost of revenues consists of payroll costs, consulting costs, charges relating to the amortization of the CNS Database, and other miscellaneous charges. Cost of revenues decreased by $14,500 for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006, due to a decrease in the amortization of the CNS Database offset by increases in consulting costs and payroll costs. The decrease in the amortization of the CNS Database is attributable to the database costs being fully amortized in the quarter ended December 31, 2006. Consulting costs represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $80 per rEEG Report. Consulting costs increased in the nine month period ended June 30, 2007 due to the increase in the number of reports delivered during the period. Payroll costs increased due to an increase in the salary of an employee. We expect costs of revenues will increase as an absolute number as we deliver more rEEG Reports. However, we expect cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency.

Research and Development

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006	Percent Change

Research and development	$ 773,300	$ 334,600	131%

Research and development expenses consist of clinical studies, costs to identify indications of approved drugs and drug candidates, projects for training doctors in the use of rEEG, patents costs, consulting fees, payroll costs, expenses related to database enhancements, and other miscellaneous costs. Research and development costs increased for the nine months ended June 30, 2007 from the nine months ended June 30, 2006 primarily as a result of increases in (i) expenses associated with clinical studies, (ii) costs incurred to identify indications of approved drugs and drug candidates, (iii) expenses in relation to projects for training doctors in the use of rEEG technology, (iv) patent costs, (v) costs relating to the acquisition of new data for our database and (vi) payroll costs; offset by a decrease in consulting fees. The increase in expenses relating to clinical studies is attributable to our expansion and acceleration of the completion of a clinical study with the goal of driving market acceptance of our rEEG technology. Training costs increased as we undertook projects to train doctors in the use of rEEG Reports. The increase in patent costs is attributable primarily to legal costs incurred for the expansion and protection of our intellectual property. The increase in database costs relates to the acquisition of data for anti-psychotic drugs. Payroll costs increased as we hired an additional employee in research and development and increased the salary of an existing employee. Consulting fees decreased as we reduced the work outsourced to consultants. We expect research and development expenses to continue to increase as we attempt to accelerate the identification of approved drugs and drug candidates, complete studies to validate the efficacy of our product, acquire new data for our database, enhance our system and hire additional employees.

Sales and Marketing

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006	Percent Change

Sales and marketing	$ 81,200	$ 88,800	(9%)

For the nine months ended June 30, 2007, sales and marketing expenses were $81,200 consisting of payroll costs of $55,200 and other marketing costs of $26,000. For the nine months ended June 30, 2006 sales and marketing expenses were $88,800 consisting solely of payroll costs. The decrease in payroll costs is attributable to the termination of a salesperson in April 2006. We do not intend to significantly expand our sales and marketing efforts until the completion of a clinical study currently being conducted by respected professionals in the field of psychiatry.

General and Administrative Expenses

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006	Percent Change

General and administrative expenses	$ 1,108,400	$ 470,900	135%

General and administrative expenses for the nine months ended June 30, 2007 primarily related to salaries, costs associated with being a public company and professional fees. General and administrative expenses for the nine months ended June 30, 2006 primarily related to salaries, professional fees and costs incurred in connection with unsuccessful capital raising activities. The increase in general and administrative expenses for the nine months ended June 30, 2007 is primarily related to (i) a $475,000 advisory fee paid to Richardson & Pattel, LLP in connection with our merger transaction, that will not recur, (ii) increased payroll costs as we hired our Chief Financial Officer and an office manager and (iii) increased costs associated with being a public company offset by (iv) decreased legal costs and travel and entertainment incurred in connection with unsuccessful capital raising activities and (v) decreased consulting fees as we outsourced fewer tasks in the period. We expect general and administrative costs to continue to increase as we expand our staff and incur costs associated with being a public reporting company.

Interest Expense

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006	Percent Change

Interest Expense	$ (170,600)	$ (309,100)	(45%)

For the nine months ended June 30, 2007, interest expense was $170,600 and consisted of $189,800 relating to interest expense from the ascribed value of a warrant issued to NuPharm Database, LLC, interest expense from promissory notes and other interest bearing accounts of $14,900 offset by interest income of $34,100 . For the nine months ended June 30, 2006 interest expense was $309,100 and consisted of interest expense form promissory notes and other interest bearing accounts of $309,300 offset by interest income of $200. Interest expense relating to the warrant will not recur as the entire balance of unamortized prepaid interest was expensed in connection with our merger. We expect interest expense relating to convertible debt and other interest bearing accounts to continue to decrease as substantially all convertible debt and other interest bearing accounts have either been repaid or converted into the Company’s stock. We expect interest income to increase due to funds available from the private placement.

Other Income

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006	Percent Change

Other Income	$ 94,300	$ 0	*
* Not meaningful

Other income for the nine months ended June 30, 2007 was $94,300 and consisted of gains from settlement of payables. Other income for the nine months ended June 30, 2006 was zero. The increase in other income is attributable to the settlement of accounts payable at a discount to the recorded amounts.

Net Loss

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006	Percent Change

Net Loss	$ (1,972,300)	$ (1,204,400)	64%

The increase in net loss is due primarily to the advisory fee of $475,000 paid to Richardson & Pattel, LLP in connection with our merger transaction, increases in our research and development costs, and increases in other general and administrative expenses offset by decreases in interest expense and increases in other income. We expect to incur net losses for the next few years as we continue to improve our rEEG technology and reaffirm its validity through clinical studies, attempt to accelerate the identification of approved drugs and drug candidates, increase the penetration of our products in the marketplace, and hire additional personnel.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of approximately $6.4 million and a working capital balance of approximately $6 million. As of June 30, 2006, we had cash and cash equivalents of approximately $345,000 and a working capital deficit of approximately $7.8 million. Our positive cash balance results primarily from financing activities. For the nine months ended June 30, 2007, we have received proceeds of $1.8 million from the sale of preferred stock, and $6.7 million from the sale of common stock to institutional investors and other high net worth individuals.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next nine months. However, if our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring complementary businesses or assets, we may need to raise additional debt or equity financing. We are continually evaluating various financing strategies to be used to expand our business and fund future growth. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. We currently do not have any material commitments for capital expenditures.

Cash Flows

We have satisfied our working capital requirements primarily through the sale of equity securities and through debt financings. For the nine months ended June 30, 2007, we had a net increase in cash of approximately $6,180,000. Cash flows from operating, financing and investing activities for the nine months ended June 30, 2007 and the nine months ended June 30, 2006 are summarized in the following table:

	Nine Months Ended June 30,
Activity:	2007	2006
Operating activities	$ (2,364,500)	$ (333,300)
Investing activities	(7,200)	--
Financing activities	8,551,300	200,000
Net (decrease) increase in cash	$ 6,179,600	$ (133,300)

Operating Activities

Net cash used in operating activities was approximately $2,364,500 and $333,300 for the nine months ended June 30, 2007 and 2006, respectively. The increase in net cash used of $2.0 million was primarily due to increases in research and development expenses and general and administrative expenses explained above and the repayment of liabilities as a result of the availability of cash.

Investing Activities

Net cash used in investing activities was approximately $7,200 for the nine months ended June 30, 2007 compared to zero for the comparable period in 2006. Our investing activities for the nine months ended June 30, 2007 consisted of lease deposits and loans made to consultants. We expect amounts used in investing activities to increase as we purchase property and equipment.

Financing Activities

Net cash provided by financing activities was $8,551,300 million for the nine months ended June 30, 2007 compared to $200,000 for the comparable period in 2006. Net cash provided by financing activities for the nine months ended June 30, 2007 primarily reflects gross proceeds of approximately $7,805,000 received in a private placement transaction with institutional investors and other high net worth individuals. In the private placement, we sold 6,504,758 Investment Units, at $1.20 per Investment Unit, to the investors. Each “Investment Unit” consists of one share of our common stock, and a five year non-callable warrant to purchase three-tenths of one share of our common Stock, at an exercise price of $1.80 per share. After commissions and expenses, we received net proceeds of approximately $6.7 million in the private placement.

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented. As of September 30, 2006, we had net operating loss carryforwards for federal income tax purposes of $4,627,600. If not utilized, the federal net operating loss carryforwards will expire beginning in 2021. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change”. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2007, we had no significant contractual obligations. In addition, at June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

     We have developed a methodology that aids psychiatrists and other physicians in selecting appropriate and effective medications for patients with certain behavioral or addictive disorders based on physiological traits of the patient’s brain and information contained in a proprietary database that has been developed over the last twenty years. We began selling reports, referred to as rEEG Reports, based on our methodology in 2000. To date, we have not received widespread market acceptance of the usefulness of our rEEG Reports in helping psychiatrists and physicians inform their treatment strategies for patients suffering from behavioral and/or addictive disorders. Because we currently depend on the sale of rEEG Reports for substantially all or our revenue, and we have no other significant products or services, if we fail to achieve widespread market acceptance for our rEEG Reports, we will not be able to sustain or grow our revenues.

Our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectation of analysts or investors.

Management expects that we will experience substantial variations in our operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

•	the use of and demand for rEEG Reports and other products and/or services that we may offer in the future that are based on our patented methodology.
•	the effectiveness of new marketing and sales programs.
•	turnover in our direct sales force.
•	changes in management.
•	the introduction of products or services that are viewed in the marketplace as substitutes for the services we provide.
•	communications published by industry organizations or other professional entities in the psychiatric and physician community that are unfavorable to our business.
•	the introduction of regulations which impose additional costs on or impede our business.
•

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. This includes estimates and judgments regarding revenue recognition, allowances for doubtful accounts, valuation of derivatives, warrants and other equity transactions. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates and judgments were made. There can be no assurance, however, that our estimates and judgments, or the assumptions underlying them, will be correct

We may need additional funding to support our operations and capital expenditures, which may not be available to us and which lack of availability could adversely affect our business.

We have not generated significant revenues or become profitable, may never do so, and may not generate sufficient working capital to cover costs of operations. We intend to fund our operations and capital expenditures from revenues, our cash on hand and the net proceeds of our private placement that we concluded in May of 2007. As a result of our private placement, we believe that we will have sufficient funds to finance the cost of our operations, our operating and management infrastructure, and planned expansion for the next 9 months. However, in the event we expand our operations more aggressively then we currently anticipate, we may need to raise additional cash through private equity offerings, debt financings, borrowi ngs or strategic collaborations until we can generate a sufficient amount of product revenues to finance our cash requirements. In addition, we may need to raise additional funds to pursue business opportunities (such as acquisitions of complementary businesses), to react to unforeseen difficulties, such as the need to defend or enforce our intellectual property rights, to respond to competitive pressures, or to obtain regulatory approvals needed to market our services and/or products.

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

To sell our rEEG Reports, psychiatric professionals must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from this community. Acceptance of our rEEG Reports depends on educating psychiatrists and physicians as to the benefits, clinical efficacy, ease of use, revenue opportunity, and cost-effectiveness of our rEEG Reports and on training the medical community to properly understand and utilize our rEEG Reports. If we are not successful in obtaining the recommendations or endorsements of psychiatrists and other physicians for our rEEG Reports, we may be unable to increase our sales and profitability.

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

    Any of the following could delay the completion of clinical trials, or result in a failure of these trials to support our business, which would have an adverse effect on our business:

•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials,
•	delays in enrolling patients and volunteers into clinical trials,
•	lower than anticipated retention rates of patients and volunteers in clinical trials,
•	negative results from clinical trials for any of our potential products, and
•	failure of our clinical trials to demonstrate the efficacy or clinical utility of our potential products.

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

We intend to seek approval for medications or combinations of medications for new indications, either with corporate partners, or potentially, on our own. We are currently not authorized to market such medications in any jurisdiction, and we may never receive such authorization. The development and commercialization of medications for new indications is subject to extensive regulation by the U.S. Federal government, principally through the FDA and other federal, state and governmental authorities elsewhere. Prior to marketing any central nervous system medication, and in many cases prior to being able to successfully partner a central nervous system medication, we will have to conduct extensive clinical trials at our own expense to determine safety and efficacy of the indication that we are pursuing. We have no prior experience, as a company, in conducting clinical trials. Clinical trials are expensive and can take years to complete, and have uncertain outcomes. In addition, the regulatory and approval procedures vary from country to country, and additional testing may be required in some jurisdictions. It may take several years to complete the clinical trials, and a product may fail at any stage of testing. Difficulties and risks associated with clinical trials may result in our, or our partners’ inability to achieve regulatory approval to market medications for central nervous system disorders. The FDA, other regulatory agencies, our collaborators, or we may suspend or terminate clinical trials at any time.

Delays or failures in obtaining regulatory approval may delay or prevent the commercialization of any product that we may develop for new indications, diminish any competitive advantage, reduce or eliminate revenues, milestone payments or royalties from collaborators, and adversely affect our ability to attract new collaborators. The results of earlier clinical trials do not necessarily predict the results of later clinical trials. Medications in later clinical trials may fail to show desired safety and efficacy traits in the indication we are seeking approval for, despite prior success in clinical trials for other indications. Even if we and/or our collaborators and partners believe the data collected from such clinical trials are promising, such data may not support approval by the FDA or any other regulatory authorities. In addition, the FDA or other regulatory authority may interpret the data differently than we do, which could delay, limit or prevent regulatory approval. We expect to rely, in part, on clinical trials that were performed by third-party physicians. These trial results may not be predictive of the results of clinical trials we intend to perform for new indications. In addition, the results of prior clinical trials may not now be acceptable to the FDA or other regulatory authorities because the data may be incomplete, outdated, or otherwise unacceptable for inclusions in ours or our partners’ regulatory submissions for approval of medications for new indications.

In the event we obtain regulatory approval for new indications for existing medications, we will still be subject to extensive regulation by the FDA and other agencies, and if we fail to comply with such regulations, the sale of our products may be restricted.

If we, or our collaborators, obtain regulatory approval for new indications for existing medications, we will still be subject to extensive regulation by the FDA and/or other regulatory agencies. We and our collaborators will be required to conduct extensive post-market surveillance of products. Our, or our collaborators’, failure to comply with applicable FDA and other regulatory requirements, or the later discovery of unknown problems, may result in restrictions on the marketing or sale of such products that will negatively impact sales and/or collaboration revenue, and may result in denial of authority to market the medication product(s).

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

Our future revenue growth will depend in part upon the availability of reimbursement from third-party payers for psychiatrists and physicians who use our rEEG Reports to guide the treatment of their patients. Such third-party payers include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payers are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which procedures they will pay for and the amounts that they will pay for new procedures. As a result, they may not cover or provide adequate payment for treatments that are guided by our rEEG Reports, which will discourage psychiatrists and physicians from utilizing the information services we provide. We may need to conduct studies to demonstrate the cost-effectiveness of treatments that are guided by our products and services to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Adequate third-party reimbursement might not be available to enable us to realize an appropriate return on investment in research and product development, and the lack of such reimbursement could have a material adverse effect on our operations and could adversely affect our revenues and earnings.

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

Our senior management’s limited recent experience managing a publicly traded company may divert management’s attention from operations and harm our business.

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

While we have established policies and procedures that we believe will be sufficient to ensure that we operate in substantial compliance with applicable laws, regulations and requirements, the criteria are often vague and subject to change and interpretation. We may become the subject of regulatory or other investigations or proceedings, and our interpretations of applicable laws and regulations may be challenged. The defense of any such challenge could result in substantial cost and a diversion of management’s time and attention. Thus, any such challenge could have a material adverse effect on our business, regardless of whether it ultimately is successful. If we fail to comply with any applicable laws, or a determination is made that we have failed to comply with these laws, our financial condition and results of operations could be adversely affected.

Failure to comply with the Federal Trade Commission Act or similar state laws could result in sanctions or limit the claims we can make.

The Company’s promotional activities and materials, including advertising to consumers and physicians, and materials provided to third parties for their use in promoting our products and services, are regulated by the Federal Trade Commission (FTC) under the FTC Act, which prohibits unfair and deceptive acts and practices, including claims which are false, misleading or inadequately substantiated. The FTC typically requires competent and reliable scientific tests or studies to substantiate express or implied claims that a product or service is effective. If the FTC were to interpret our promotional materials as making express or implied claims that our products and services are effective for the treatment of mental illness, it may find that we do not have adequate substantiation for such claims. Failure to comply with the FTC Act or similar laws enforced by state attorneys general and other state and local officials could result in administrative or judicial orders limiting or eliminating the claims we can make about our products and services, and other sanctions including fines.

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

The healthcare industry is subject to extensive federal and state regulation with respect to financial relationships and “kickbacks” involving healthcare providers, physician self-referral arrangements, filing of false claims and other fraud and abuse issues. Federal anti-kickback laws and regulations prohibit certain offers, payments or receipts of remuneration in return for (i) referring patients covered by Medicare, Medicaid or other federal health care program, or (ii) purchasing, leasing, ordering or arranging for or recommending any service, good, item or facility for which payment may be made by a federal health care program. In addition, federal physician self-referral legislation, commonly known as the Stark law, generally prohibits a physician from ordering certain services reimbursable by Medicare, Medicaid or other federal healthcare program from any entity with which the physician has a financial relationship. In addition, many states have similar laws, some of which are not limited to services reimbursed by federal healthcare programs. Other federal and state laws govern the submission of claims for reimbursement, or false claims laws. One of the most prominent of these laws is the federal False Claims Act, and violations of other laws, such as the anti-kickback laws or the FDA prohibitions against promotion of off-label uses of medications, may also be prosecuted as violations of the False Claims Act.

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

Bid and ask prices for shares of our Common Stock are quoted on NASD’s OTC Bulletin Board under the symbol CNSO.OB. There is currently no broadly followed, established trading market for our Common Stock. While we are hopeful that following the m erger, the Company will command the interest of a greater number of investors, an established trading market for our shares of Common Stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our Common Stock. Before commencement of the p rivate p lacement, we had little or no trading volume in our Common Stock. As a result of this lack of trading activity, the quoted price for our Common Stock on NASD’s OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock, and the market value of our Common Stock would likely decline.

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

The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	quarterly variations in our revenues and operating expenses;

•	developments in the financial markets and worldwide or regional economies;

•	announcements by the government relating to regulations that govern our industry;

•	significant sales of our Common Stock or other securities in the open market;

•	variations in interest rates;

•	changes in the market valuations of other comparable companies; and

•	changes in accounting principles.

In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder were to file any such class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to respond to the litigation, which could harm our business.

Substantial future sales of our Common Stock in the public market could cause our stock price to fall.

Our registration statement on Form SB-2 as filed with the Securities and Exchange Commission became effective in the third quarter of 2007. As a result, 9,938,138 shares of our Common Stock became eligible for sale, including 2,627,939 shares of our Common Stock issuable upon the exercise of certain warrants. The sale of these shares could depress the market price of our Common Stock. A reduced market price for our shares could make it more difficult to raise funds through future offering of Common Stock.

Other holders of our Common Stock have piggy-back registration rights with respect to such s hares effective September 7, 2007, and demand registration rights with respect to such s hares effective March 7, 2008.

Moreover, as additional shares of Common Stock become available for resale in the open market (including shares issuable upon the exercise of the Company’s outstanding options and warrants), the supply of our publicly traded shares will increase. This could decrease their price.

Some of our shares may also be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares. In general, a person who has held restricted shares for a period of one year may, upon filing with the Securities & Exchange Commission (the “SEC”) a notification on Form 144, sell into the market shares up to an amount equal to 1% of the outstanding shares.

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

The trading of our Common Stock on the Over-the-Counter Bulletin Board and the potential designation of our Common Stock as a “penny stock” could impact the trading market for our Common Stock.

Our securities, as traded on the Over-the-Counter Bulletin Board, may be subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction before the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefore.

In addition, the SEC has adopted a number of rules to regulate “penny stock” that restrict transactions involving these securities. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Because our securities may constitute “penny stock” within the meaning of the rules, the rules would apply to us and to our securities. If our securities become subject to the penny stock rules, our stockholders may find it more difficult to sell their securities.

Stockholders should be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

After the closing of the merger and private placement in May 2007, our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 33% of our issued and outstanding Common Stock. As a result, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our Common Stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our Common Stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of Common Stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Transactions engaged in by our largest stockholders, our directors or executives involving our common stock may have an adverse effect on the price of our stock.

After the closing of the merger and private placement in May 2007, our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 33% of our issued and outstanding Common Stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our Common Stock, which may further cause the price of our stock to decline.

From time to time our directors and executive officers may sell shares of our common stock on the open market. These sales will be publicly disclosed in filings made with the SEC. In the future, our directors and executive officers may sell a significant number of shares for a variety of reasons unrelated to the performance of our business. Our stockholders may perceive these sales as a reflection on management’s view of the business and result in some stockholders selling their shares of our common stock. These sales could cause the price of our stock to drop.

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

Item 3.     Controls and Procedures.

Controls and Procedures

Members of the company's management, including our Chief Executive Officer and President, Leonard J. Brandt, and Chief Financial Officer, Horace Hertz, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15(e) or 15d-15, as of June 30, 2007, the end of the period covered by this report. Based upon that evaluation, Messrs. Brandt and Hertz concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of exchange act rules 13a-15 or 15d-15 that occurred during the third quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                                                           CNS Response, Inc.

Date: August 14, 2007                                           /s/ Horace Hertz

By:     Horace Hertz
Its:     Chief Financial Officer
          (Principal Financial and
          Accounting Officer)