Form 10KSB
period 2007-09-30
CNS RESPONSE, INC.
filed 2007-12-07
CIK 822370

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 000-26285

                               CNS RESPONSE, INC.
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                           87-0419387
  (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

                           2755 Bristol St., Suite 285
                              Costa Mesa, CA 92626
              (Address of Principal Executive Offices and Zip Code)

                                 (714) 545-3288
                           (Issuer's telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes |_| No |X|

The issuer's revenues for the fiscal year ended September 30, 2007 were $238,400.

At December 5, 2007, the aggregate market value of the voting stock held by non-affiliates of the issuer was $14,072,920.

At December 5, 2007, the issuer had 25,299,547 shares of Common Stock, $0.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III, Items 9, 10, 11, 12 and 14 of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|


================================================================================

                               CNS RESPONSE, INC.

                         2007 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS

PART I    .....................................................................3

ITEM 1.   DESCRIPTION OF BUSINESS..............................................4

ITEM 2.   DESCRIPTION OF PROPERTY.............................................24

ITEM 3.   LEGAL PROCEEDINGS...................................................24

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................24

PART II   ....................................................................25
ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND
          SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES................25

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................26

ITEM 7.   FINANCIAL STATEMENTS................................................55

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE................................................79

ITEM 8A.  CONTROLS AND PROCEDURES.............................................79

ITEM 8B.  OTHER INFORMATION...................................................79

PART III  ....................................................................80

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
          EXCHANGE ACT........................................................80

ITEM 10.  EXECUTIVE COMPENSATION..............................................80

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS.....................................80

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE........................................................80

ITEM 13.  EXHIBITS............................................................80

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................80

                                     PART I

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This 2007 Annual Report on Form 10-KSB, including the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business," contains "forward-looking statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management's goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes" and "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements.

         Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

         o our inability to raise additional funds to support operations and capital expenditures;

         o our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

         o our inability to successfully compete against existing and future competitors;

         o our inability to manage and maintain the growth of our business;

         o        our inability to protect our intellectual property rights; and

         o        other factors  discussed  under the headings  "Risk  Factors,"
                  "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

         Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

         WITH RESPECT TO THIS DISCUSSION, THE TERMS "WE" "US" "OUR" "CNS" AND THE "COMPANY" REFER TO CNS RESPONSE, INC., A DELAWARE CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY CNS RESPONSE, INC., A CALIFORNIA CORPORATION ("CNSR").

GENERAL

         Prior to January 16, 2007, CNS Response, Inc. (then called Strativation, Inc.) existed as a "shell company" with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On January 16, 2007, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with CNS Response, Inc., a California corporation ("CNS California"), and CNS Merger Corporation, a California corporation and our wholly-owned subsidiary ("MergerCo") pursuant to which we agreed to acquire CNS California in a merger transaction wherein MergerCo would merge with and into CNS California, with CNS California being the surviving corporation (the "Merger"). On March 7, 2007, the Merger closed, CNS California became our wholly-owned subsidiary, and on the same date we changed our corporate name from Strativation, Inc. to CNS Response, Inc. We have nine employees including eight full-time employees.

         Founded in 2000, and located in Costa Mesa, California, our business is focused on the commercialization of a patented system that aids physicians in the identification and determination of appropriate and effective medications for patients with certain behavioral (mental or addictive) disorders. Our technology provides medical professionals with medication sensitivity data for a subject patient based upon the identification and correlation of treatment outcome information from other patients with similar neurophysiologic characteristics which are contained in a proprietary outcomes database. This methodology, called "Referenced-EEG" or "rEEG" represents an innovative approach to identifying effective medications for patients suffering from debilitating behavioral disorders. Referenced-EEG and rEEG are registered trademarks of CNSR.

         Traditionally, prescription of medication for the treatment of behavioral disorders (such as depression, bipolar disorders, eating disorders, addiction, anxiety disorders, ADHD and schizophrenia) has been primarily based on symptomatic factors, while the underlying physiology and pathology of the disorder is rarely able to be analyzed, often resulting in multiple ineffective, costly, and often lengthy, courses of treatment before effective medications are identified. Some patients never find effective medications. We believe that rEEG offers an improvement upon traditional methods for determining an effective course of medication because rEEG is designed to correlate the success of courses of medication and medication combinations, with the neurophysiological characteristics of a particular patient.

         In  addition  to its  utility  in  providing  psychiatrists  and  other physicians with medication sensitivity guidance, rEEG provides us with significant opportunities in the area of pharmaceutical development. rEEG, in combination with the information contained in the rEEG database, has the potential to be able to identify novel uses for, and novel combinations of, neuropsychiatric medications currently on the market and in late stages of clinical development, as well as aid in the identification of neurophysiologic characteristics of clinical subjects that may be successfully treated with neuropsychiatric medications in the clinical testing stage. We intend to enter into relationships with established drug and biotechnology companies to further explore these opportunities.

         The initial technology, upon which rEEG is based, was originally developed by an M.D. Pathologist/ Psychiatrist as well as a clinical Psychiatrist in response to observations within their practice. They partnered and formalized their activities into NuPharm Database, LLC, for the purpose of facilitating investment in 1999. At the time of its formation, these founding physicians assigned all of their rights in the technology to NuPharm.

         CNSR was incorporated in California on January 11, 2000, for the purpose of acquiring and commercializing the rEEG technology. The patent application for the primary technology was acquired from Mill City/CNSR, LLC, a Minnesota limited liability Company in January 2000 pursuant to the terms of a Contribution and Subscription Agreement which provided for the issuance of 1,000,000 shares of CNSR's common stock to Mill City in exchange for all of its assets. Mill City had previously acquired all of NuPharm's assets pursuant to an Asset Purchase Agreement.

THE CHALLENGE AND THE OPPORTUNITY

         The "CNS" in CNS Response, Inc. refers to the central nervous system, the largest part of the nervous system and includes the brain and spinal cord - organs fundamental to behavioral control. Often referred to as mental illness, behavioral disorders have accounted for 7.4% of the total increase in health care spending from 1987-2000, and they are second among the 15 conditions that contributed the most to rising health care spending over this period (behind only heart disease at 8.1%).(1)

         More than one out of five adolescents, adults or senior adults, representing more than 60 million people collectively, have mental or addictive illness, an epidemic by any measure.(2) In any given year, only half of this population receives some care for their problem.(3) The market for pharmaceuticals to treat central nervous system disorders in the United States is measured at more than $44 billion ($68 billion worldwide) or 23% of total annual pharmaceutical sales.(4) Unfortunately, the vast majority of these expenditures are not based on blood tests, CT scans, or any objective measurement of the system being treated. Dr. Steven Hyman, Director of the National Institute of Mental Health from 1996 to 2002 stated:

         "IN MOST BRANCHES OF MEDICINE, PHYSICIANS CAN BASE THEIR DIAGNOSIS ON OBJECTIVE TESTS: A DOCTOR CAN EXAMINE X-RAYS TO SEE IF A BONE IS BROKEN, FOR EXAMPLE, OR CAN EXTRACT TISSUE SAMPLES TO SEARCH FOR CANCER CELLS. BUT FOR SOME COMMON AND SERIOUS PSYCHIATRIC DISORDERS, DIAGNOSES ARE STILL BASED ENTIRELY ON THE PATIENT'S OWN REPORT OF SYMPTOMS AND THE DOCTOR'S OBSERVATIONS OF THE PATIENT'S BEHAVIOR." (5)

         Collectively,   the  industry  has  been  waiting  to  understand   the
physiology of behavioral disorders, with the hope of finding an approach that utilized objective patient data with prescriptive therapy.

         Fueling  the   increase  in  spending   are   patients   deemed  to  be
"Treatment-Resistant," typically defined as failing two or more trials of standard of care therapies of adequate dose and duration. Treatment costs for such patients are exceedingly high. For example, those in treatment-resistant depression reach $10,000 annually for patients treated on an outpatient basis only, and more than $40,000 annually for those treated on an inpatient basis.(6) Based on conversations with managed behavioral health care organization (MBHO)

----------
(1) Moran, Mark, MANY MORE PEOPLE SEEKING MH TREATMENT SINCE 1980S. Psychiatric News 39-19 at 15 (October 1, 2004).

(2) See SUPRA note 4 at xii.

(3) Id. at viii.

(4) See SUPRA note 2.

(5) Hyman, Steven. E., DIAGNOSING DISORDERS:PSYCHIATRIC ILLNESSES ARE OFTEN HARD TO RECOGNIZE, BUT GENETIC TESTING AND NEUROIMAGING COULD SOMEDAY BE USED TO IMPROVE DETECTION, Scientific American, (3): 96-103 (September 2003).

(6) Crown, W.H., Finkelstein, S., Berndt, E.R., Ling, D., Poret, A.W., Rush, A.J., and Russell, J.M.. THE IMPACT OF TREATMENT-RESISTANT DEPRESSION ON HEALTH CARE UTILIZATION AND COSTS, 63(11):963-71 (November 2002).

executives, the Company estimates that approximately 10% of patients represent 35-40% of MBHOs' patient costs, with the overwhelming majority deemed treatment-resistant cases. MBHOs manage an estimated 210 million lives in the U.S. alone, with 115 million covered by four organizations: Magellan, Value Options, United Behavioral Health and CIGNA Behavioral Health.(7)

         Historically, the practice of psychiatric medicine has been operated subjectively, with treatment decisions involving powerful neuropsychiatric medications being prescribed with little or no understanding of the underlying physiology of each patient.(8) Modern medicine has been successful in establishing etiology and finding effective therapy for only a relatively small group of mental abnormalities(9) and has, therefore, necessarily had to rely on symptomatic diagnoses to make course of treatment decisions. The prevalence of the prescription of multiple courses of ineffective medications for patients suffering from mental disorders, coupled with the attendant economic inefficiencies of the practice of Psychiatry in this manner demands a logical alternative.

         Behavioral disorders are common in the United States and internationally. An estimated 26.2 percent of Americans ages 18 and older -- about one in four adults -- suffer from a diagnosable mental disorder in a given year.(10) The market for pharmaceuticals to treat central nervous system disorders is more than $42 billion in the United States and is the largest market segment of pharmaceutical sales, surpassing pharmaceuticals to treat cardiac disease, cancer and diabetes.(11) Traditionally, prescription of medication for the treatment of these disorders has been based on symptoms, while the underlying physiology and pathology of the disease has rarely been addressed. This can result in multiple ineffective, costly and often lengthy courses of treatment before effective medications are identified, if at all.

     OUR SOLUTION

         rEEG is a historical outcomes-based information treatment tool personalized to the functional imbalance of a patient's brain. We believe rEEG to be the first broad-based objective, quantitative, neurophysiologic biomarker system for facilitating appropriate and effective treatment for patients suffering from behavioral (mental or addictive) disorders. In the past year, physicians in sixteen states have used this system to guide treatment of their treatment-resistant patients.

         With a rEEG report, a physician (a "Client-Physician") can obtain neuropsychiatric medication sensitivity and resistance data for individuals that have brain abnormalities (abnormalities of electrical power distribution in the brain) similar to that of their patient. The compelling clinical results and economics demonstrated in multiple studies completed by either CNSR or independent parties provide the basis from which, we believe, rEEG will become a standard for guidance of psychiatric treatment of treatment-resistant patients. See Section captioned "OUR BUSINESS -CLINICAL VALIDATION" for a review of existing clinical data.

----------
(7) Open Minds Yearbook of Managed Behavioral Health Market Share in the United States, 1998-1999, at 10-12 (Gettysburg, PA. 1999).

(8) Gardner, R., SOCIOPHYSIOLOGY AS THE BASIC SCIENCE OF PSYCHIATRY, Journal Theoretical Medicine and Bioethics, 18-4 at 335-356 (December, 1997).

(9) Breggin, P., R., M.D., Toxic Psychiatry:  Why Therapy, Empathy and Love Must
Replace  the  Drugs,   Electroshock,   and  Biochemical  Theories  of  the  "New
Psychiatry", at 291 (St. Martin's Press, 1991).

(10) National Institute of Mental Health, The Numbers Count: Mental Disorders In America (2006), http://www.nimh.nih.gov/publicat/numbers.cfm#Intro.

(11)  IMS  Health   (NYSE:   RX),   IMS  Retail   Drug   Monitor   April   2006,
http://www.imshealth.com/vgn/images/portal/cit_40000873/56/43/78335031IMS%20
Retail%20Drug%20Monitor%20April2006.pdf.

         Over the course of the last twenty years the Company and its scientific founders have collected treatment outcomes for patients using various medications where the patients' brain function was first measured with an EEG. CNSR has correlated the EEG features with courses of treatment and outcomes information provided by Client-Physicians. This information has been subsequently assembled and organized into a proprietary database that we refer to as the "rEEG Outcomes Database". The rEEG Outcomes Database contained outcomes for over 2000 patients and more than 13,000 treatment trials of medications on these patients.

         Using the rEEG analysis method and the information contained in the rEEG Outcomes Database, CNSR can provide a report (an "rEEG Report") to a Client-Physician identifying medication groups (such as antidepressants, stimulants, anticonvulsants and beta blockers), medication subgroups such as antidepressant subgroups of SSRI's (selective serotonin reuptake inhibitors, an example of which is Prozac), TCA's (tricyclic antidepressants, an example of which is Desipramine), SNRI's (serotonin-norepinephrine reuptake inhibitors, an example of which is Cymbalta). Further, and most importantly, CNSR's statistical models in combination with the rEEG Outcomes Database indicates which specific medications within these subgroups (such as Zoloft, Prozac, Elavil, Wellbutrin, Effexor) are the most effective for patients whose EEGs evidence similar characteristics to that of the subject patient.

         Psychiatric treatment guided by rEEG has been shown, in independent studies, to be significantly more efficacious than previous treatment practices. See Section captioned "OUR BUSINESS - CLINICAL VALIDATION." Physicians that have utilized such reports to inform their treatment strategies identify such reports as `essential' or `significantly helpful' in approximately 75% of patients treated based upon the information contained in the rEEG Report. The vast majority of subject patients for whom we have created rEEG Reports have been identified by their physicians as "treatment-resistant," generally understood to be the most challenging, high-risk and expensive category of patients to treat.(12) Typically, less than 25% of such patients find success in their next treatment efforts.(13) Management believes that rEEG provides Client-Physicians with a unique tool that can dramatically improve treatment outcome based on a patient's own neurophysiology.

     rEEG METHOD

         CNSR's  rEEG  method   consists  of  the  following   four   integrated
components:

                          Quantitative      Quantitative
          Digital EEG   +   Normative   +   rEEG Outcomes  + EEG / Medication
                            Analysis          Analysis         Correlations


         1.       Digital Electrocephalogram ("EEG")

         The first step in the rEEG process is a standard digital EEG recording. An EEG is a non-invasive, painless procedure where a cap of twenty electrodes records the electrical output of the brain while the patient is awake, but resting with their eyes closed. The recording normally takes between 20 and 45 minutes. An EEG is a common, standardized procedure in neurology, often used in diagnosis of epilepsy or other neurological disorders such as brain tumor, stroke, encephalopathy etc.

----------
(12) Dewan, M.J., and Pies, R.W., The Difficult-to-Treat Psychiatric Patient, at 37, American Psychiatric Publishing, Inc. (September 2002).

(13) Rush, A.J., Trivedi, M.H., Wisniewski, S.R., Nierenberg, A.A., Stewart, J.W., Wadren, D., Niederehe, G., Thase, M.E., Labori, P.W., Lebowitz, B.D., McGrath, P.J., Rosenbaum, J.F., Sackheim, H.A., Kupfer, D.J., Luther, J., and Fava, M., ACUTE AND LONGER-TERM OUTCOMES IN DEPRESSED OUTPATIENTS REQUIRING ONE OR SEVERAL TREATMENT steps: A STAR*D REPORT. Am. J. Psychiatry; 163: 11, 1905-1917.

         2.       Quantitative Normative Analysis

         The electrical output at each of the twenty leads is "Fast Fourier" transformed (a mathematical technique useful in wave analysis) into a spectrum of electrical power output at various frequency ranges. One standard approach transforms these waves into defined frequency ranges, or bands, labeled Delta, Theta, Alpha and Beta. Output of these four levels of frequency can be compared among the twenty leads. Standard comparisons include electrical power of each of these bands on an absolute and relative power basis (% of the total power output). Also, comparison of various leads can be made for symmetry and coherence (a measure of the phase of the energy output). Each of these measurements (or groups of measurements) in a patient can be compared to values for asymptomatic people (norms) of the same age and noted when they are outside of standard normal ranges.

         Analysis of the rEEG outcomes database has shown that certain abnormal indications identifiable in an EEG (individually or in combination) are indicators of probable response to different medication classes and individual medications. We refer to these as "biomarkers". We have identified a significant group of biomarkers that have shown relevance and we calculate their value for each patient. We then examine the history of treatment response to specific medications for patients with similar patterns of abnormality in these biomarkers and compute a projected sensitivity analysis for the current patient using any of the specific medications or medication classes where we have sufficient statistical power.

         3.       Quantitative rEEG Outcomes Analysis

         A core element of rEEG is the rEEG Outcomes Database. This proprietary database consists primarily of patient digital EEGs, medication histories and outcomes collected over a 20 year period. An "outcome" can be defined as a specific measure of change in behavior obtained while taking specific medications. The rEEG Outcomes Database allows for statistical correlation of more than 1,100 individual QEEG measures against medication success, and includes more than 13,000 treatment episodes with outcomes.

         4. EEG / Medication Correlations - Computation of Proprietary Variables and application of Correlation Engine

         Currently, the rEEG Outcomes Database allows the Company to analyze outcomes related to twenty-seven different medications from the classes of antidepressants, stimulants, anticonvulsants, beta-blockers and food supplements. The Company is continually growing the database and adding additional medications as they become statistically relevant. There are currently seventy-eight medications marketed in the U.S. for depression, anxiety disorders, bipolar disorder, schizophrenia, obsessive-compulsive disorder (OCD), attention-deficit hyperactivity disorder (ADHD), post-traumatic stress disorder (PTSD), panic disorder, and insomnia. This does not include sixty-one medications now marketed in the United States for the treatment of Alzheimer's, Parkinson's Disease, migraines and Epilepsy.(14)

----------
(14)    Drug     Reference     for    FDA    Approved     Psychiatric     Drugs,
http://neurotransmitter.net/drug_reference.html.

     TREATMENT DECISIONS MADE BY LICENSED PROFESSIONALS

         We do not currently operate our own healthcare facilities, employ our own treating physicians or provide medical advice or treatment to patients. The Client-Physicians that contract for our rEEG Reports own their own facilities or professional licenses, and control and are responsible for the clinical activities provided on their premises. Patients receive medical care in accordance with orders from their attending physicians. Physicians who contract for rEEG Reports are responsible for exercising their independent medical judgment in determining the specific application of the information contained in the rEEG Reports, and the appropriate course of care for each patient. Following the prescription of any medication, the Client-Physicians are presumed to administer and provide continuing care treatment.

     PROCESS FLOW

         The flow chart below details the process of inception to rEEG Report delivery. Currently, upon receipt of the EEG, a rEEG Report is generally delivered to the referring physician 3-4 days. We expect that through efficiency improvements, turnaround will be reduced to next day.

    PATIENT/PHYSICIAN            CNS RESPONSE              NEUROLOGIST

  ________________________    _______________________
 | EEG Recording in Field |_\|   Transfer to CNS     |
 |                        | /|       (Secure)        |______________
 |________________________|  |_______________________|              |
                                         |                          |
                              ___________V___________     _________ V__________
                             |     Artifacting       |   | Neurologist Review  |
                             |  (remove eye blinks,  |   |  (confirming that   |
                             | muscle twitches, etc.)|/__| Patient is suitable |
                             |                       |\  |     for rEEG)       |
                             |_______________________|   |_____________________|
                                         |
                              ___________V___________
                             |     Quantitative      |
                             |       Normative       |
                             |       Analysis        |
                             |_______________________|
                                         |
                              ___________V___________
                             |    Computation of     |
                             | Proprietary Variables |
                             |_______________________|
                                         |
                              ___________V___________
                             |                       |
                             |  Correlation Engine   |
                             |_______________________|
                                         |
  ________________________    ___________V___________
 |  Receive rEEG Report   |  |     rEEG Report       |
 |    (Utilize for        |/_|      Generation       |
 |     Treatment)         |\ |      and Review       |
 |________________________|  |_______________________|

         The chart above shows that the first step in the process is collection of a digital EEG from the patient. This may be done at the physician's office or off-site at a testing center. Some physicians own their own equipment for testing while others arrange for technicians to visit their offices for patient appointments. This data is then typically transferred to a secure Health Insurance Portability and Accountability Act ("HIPPA") compliant FTP (File Transfer Protocol) Internet site, although it can also be sent via overnight delivery service. Another early step in the process is artifacting. This is the process of selecting segments of the QEEG record for analysis that are free of electrical distortions caused by muscle movement. Also, early in the process is a conventional review of the EEG by a neurologist or neurophysiologist. This serves as a quality control step to review the overall quality of the recording and determine whether it is acceptable for rEEG processing. Also at this time, the neurologist/neurophysiologist will author a review of the conventional EEG. This will appear on CNSR's Type I rEEG Report.

OUR TECHNOLOGY AND INTELLECTUAL PROPERTY

     rEEG PATENTS

         We have two issued U.S. Patents which together provide CNSR with the right to exclude others from using the rEEG technology. In addition, these patents cover the analytical methodology utilized by CNSR with any form of neurophysiology measurement including SPECT (Single Photon Emission Computed Tomography), fMRI (Functional Magnetic Resonance Imaging), PET (Positron Emission Tomography), CAT (Computerized Axial Tomography), and MEG (Magnetoencephalography)). We do not currently have data on the utility of such alternate measurements, but we believe they may, in the future, prove to be useful to guide therapy in a manner similar to rEEG. We have also filed patent applications for our technology in various foreign jurisdictions.

     rEEG TRADEMARKS

         We have filed trademark applications in the United States for the following marks: "Referenced-EEG" and "rEEG". We will continue to expand our brand names and our proprietary trademarks worldwide as our operations expand.

     rEEG OUTCOMES DATABASE

         The rEEG Outcomes Database consists of approximately 13,000 clinical outcomes across 2,000 patients who had psychiatric or addictive problems. The CNSR Outcomes database is maintained in two parts:

         1.       The QEEG Database

         The QEEG Database includes EEG recordings and neurometric data derived from analysis of these recordings. This data is collectively known as the QEEG Data. QEEG or "Quantitative EEG" is a standard measure that adds modern computer and statistical analyses to traditional EEG studies.

         2.       The Clinical Outcomes Database

         The Clinical Outcomes Database consists of physician provided assessments of the clinical outcomes of patients and their associated medications. The clinical outcomes of patients are generally recorded using an industry-standard outcome rating scale, such as the Clinical Global Impression Global Improvement scale ("CGI-I"). The CGI-I requires a clinician to rate how much the patient's illness has improved or worsened relative to a baseline state. A patient's illness is compared to change over time and rated as: very much improved, much improved, minimally improved, no change, minimally worse, much worse, or very much worse. In addition, CNSR may utilize specialized scales applicable to specific disorders, including the Beck Depression Inventory and Ham-D scales (Hamilton Depression Rating Scale) for depression and anxiety.

         The format of the data is standardized and that standard is enforced at the time of capture by a software application. Outcome data is input into the database by the treating physician or in some cases, their office staff. Each Client-Physician has access to his/her own patient data through the software tool that captures clinical outcome data.

         We consider the rEEG Outcomes Database to be a valuable trade secret and are diligent about protecting such information. The rEEG Outcomes Database is stored on a secure server and only a limited number of employees have access to it. Any individual that is provided with access to the database is required to enter into a strict confidentiality agreement.

OUR CURRENT OPERATIONS -- LABORATORY INFORMATION SERVICES

         We provide rEEG analysis in a relationship analogous to the support other physicians have from a reference laboratory or radiology center. Physicians send us the QEEG data, and we return an analytical report for a standard charge. This revenue model requires minimal training or impact on their current operation and is one that physicians readily understand. In some cases, we also provide the actual patient testing for acquisition of the QEEG data.

         Our revenues are currently derived primarily from our Laboratory Information Services business.

         We currently offer rEEG Reports produced by our laboratory based on QEEG data supplied by the physician or an independent testing service. There are two primary types of analysis available.

         TYPE I ANALYSIS

         Type I analysis provides  medication  sensitivity  information based on statistical probability of improved outcomes against neurophyisiologically similar patients. It is considered the baseline measurement where the patient is preferably tested in an unmedicated state, which means the patient abstains from taking neuropsychiatric medications that cross the blood-brain barrier and act on the brain for 5 half-lives (can vary from 1 day for Ambien to 5 weeks for Prozac).

         TYPE II ANALYSIS

         Type II analysis provides medication sensitivity information based on the changes to the patient's neurophysiology presumed to be from the intervening treatment. It is, therefore, measured while the patient is medicated.

         Laboratory Information Services are either: 1) billed to the Client-Physician or 2) billed to the Patient directly. Currently, all of the rEEG Reports produced are billed to the Client-Physician. We bill our Client-Physicians on a monthly basis.

         Typically, after a 90 day medication regime guided by the Type I rEEG, a Type II rEEG will be ordered if the desired outcome has not been achieved. This follow-up analyzes changes post-medication in the patient's physiology, and facilitates the preparation of an rEEG Report with data useful for determining medication dose adjustment, alternative medicine selection or additional medication augmentation. Because our Type I analysis has shown strong efficacy in guiding successful medication of subject patient's disorders, we expect that requests for Type II analysis will remain at their current levels.

OUR CURRENT MARKETS

     CURRENT APPLIED DISORDERS

         In the last 12 months, physicians in sixteen states have used rEEG in their practice. A series of eight studies involving rEEG have been conducted over the last several years cumulating 500 patients. See Section captioned "CLINICAL VALIDATION." All studies, which involved most major categories of psychiatric disorders (except for schizophrenia), have shown rEEG to be demonstrably effective in guiding treatment. To date, these studies have addressed the efficacy of rEEG with respect to the following behavioral disorders:

         o Attentional disorders (including Attention Deficit Disorder ("ADD")/Attention Deficit Hyperactivity Disorder ("ADHD"));

         o        Anxiety disorders;

         o        Depressive disorders;

         o        Bipolar disorders;

         o        Impulse control disorders;

         o        Post Traumatic stress disorder;

         o        Compulsive and obsessive disorders;

         o Eating Disorders (including anorexia nervosa and bulimia nervosa); and

         o        Addictive Disorders (including drug and alcohol abuse).

     PRIVATE PAYERS

         Currently, a large majority of our rEEG Reports are paid for directly by patients.

         Insurance coverage for treatment of behavioral disorders varies significantly. Many health plans limit coverage for mental health benefits by imposing co-payments, deductibles or limits on outpatient visits that are more restrictive than those placed on physical illness. Many times these benefits do not extend to addiction treatment. Lack of or limitations on insurance coverage or exhaustion of insurance coverage often result in patients needing to pay privately for treatment of behavioral disorders.

         Another reason patients pay privately is that access to plan psychiatrists may be limited, requiring patients to seek non-plan psychiatrists that only accept direct patient payment. Occasionally, a patient receiving care from a health plan psychiatrist may become disappointed with the amount of time they are able to spend with that physician. They may prefer to pay privately in order to obtain more physician time and attention.

         Because of the nature of a behavioral disorder, many patients seek out private pay psychiatrists as a result of a desire for greater anonymity. Some patients are concerned about filing reimbursement claims with their employer's health benefit program, especially in cases where they may not want their employer to know of their affliction (e.g. addiction, Attention Deficit Disorder, Obsessive-compulsive Disorder, Impulse Control Disorder).

         Still other patients are seeking the best quality of care without concern for reimbursement. Psychiatrists that accept private pay generally are able to receive a higher hourly rate from private pay patients than most health plan provide. As a psychiatrist develops a reputation for quality service they may be able to focus their practice on private pay patients to a greater degree. It is this reputation for quality service that may attract some of the patients seeking best quality of care.

         For these reasons and more there are a large number of psychiatrists that accept only patients paying privately for their services. CNSR has estimated that these psychiatrists treat approximately 40% of the treatment resistant patients, which comprises 2 million people in any given year or a potential annual market of $1.2 billion with present pricing.

     MANAGED BEHAVIORAL HEALTH ORGANIZATIONS/MANAGED CARE PAYERS

         Currently, only a small portion of our rEEG Reports are paid for by insurers or managed healthcare companies.

         Many insurance/managed health care companies and many self-insuring employers providing behavioral health benefits seek to manage these services and expenditures through separate entities (MBHOs) that focus exclusively on managing the mental health benefit. MBHOs are separate entities such as Magellan Health Services or ValueOptions, Inc. or subsidiaries of larger healthcare management organizations such as United Behavioral Health or CIGNA Behavioral Health.

         MBHOs have developed contracted networks of behavioral health specialists to service the needs of their insured members. Various policies for patients and providers help to efficiently deliver the behavioral health benefit. Employers that contract with MBHOs don't necessarily seek the lowest cost of care. Often, the employer's goals are to minimize absenteeism, disruption to their processes or time lost as a result of employee disabilities and prefer to contract with MBHO's that can deliver a better quality of care, accomplishing these goals. Employers may contract directly with an MBHO or utilize MBHO's as part of the total health care managed care contract.

         Based on our conversations with MBHO managers, we estimate that a small subset (10%-15%) of those that seek treatment in any year account for a disproportionately high percentage (30%-45%) of the total medical costs paid out by MBHOs. These are typically the treatment resistant patients. In addition to being burdensome on the MBHO's, these patients are also typically more expensive to their primary health insurer as compared to other patients because of their higher use of emergency room services, pharmaceuticals (which are often not managed by the MBHO), and use of medical services associated with physical ailments.

         We estimate over 1 million patients covered by MBHOs in any given year are candidates for rEEG Report guidance. At present pricing this represents an annual market opportunity of $600 million.

     TOTAL MARKET PERSPECTIVE

         A 2004 Harris Interactive Poll stated that "an estimated 59 million people, or more than one in four U.S. adults, have received some form of mental health treatment in the past two years. The vast majority of these people -- an estimated 48 million -- are being treated with prescription medication. Medications are clearly the dominant form of mental health treatment in America, the survey found" (as reported in Health Day News, May 5, 2004). The poll also estimated another 24 million people needed but were not getting help because they had given up on treatment or never pursued treatment. We estimate our market opportunity for our Laboratory Information Services with respect to central nervous system disorders to be in excess of $1.5 billion.

PRICING

         We typically charge $400.00 to physicians for a Type I rEEG Report, our standard report, which reflects EEG data obtained while a patient is off of medications. Occasionally, physicians encounter patients that cannot tolerate the discontinuation of their current medications to have a standard Type I test. For these patients, we have a special report, Type I(m), which reflects EEG data obtained while the patient is medicated with a medication that is in the rEEG Outcomes Database. By estimating the likely EEG effect from the medication, we can estimate the rEEG parameters of an unmedicated brain and issue a report based on such estimation. Pricing to the physician for Type I(m) reports are $800.

         Type II testing is for patients that have a baseline Type I test on record and have been medicated. A Type II rEEG Report compares changes in neurophysiology from the Type I test data. We currently charge $200.00 for a Type II rEEG Report.

         Because the primary tasks of rEEG analysis are computer automated, direct costs of processing are relatively low. Currently, CNSR contracts with a neurophysiologist to supply a conventional review of and commentary on a patient's EEG test. CNSR also contracts with outside services to select artifact-free (an eye-blink and the corresponding electrical signal from same is an example of an artifact) sections of the recording suitable for rEEG analysis. These services constitute the majority of the direct costs associated with processing a rEEG Type I analysis. We are evaluating bringing both of these functions in-house during 2008, thereby reducing our costs per test, and improving our margins.

CLINICAL VALIDATION

         As summarized in a 2005 American Psychiatric Association Poster, reviewing results of rEEG guided treatment in prospective, retrospective, comparative studies and independent physician case series, fairly consistent results were reported. Generally, rEEG guided therapy, when used in conjunction with other standard clinical information has shown the ability to guide physicians to successful outcomes in 70% or more of mostly treatment resistant patients. Various studies in the literature would suggest the current standard of care for treatment success with treatment resistant patients is less than half that rate, and in some cases only 10-15%.(15)

                    COMPLETED INDEPENDENT STUDIES AND TRIALS

--------------------     -----------------------      --------------------        ----------------------
                          Veterans Association          CIGNA Treatment-               Davis-Atlanta
ADD/Depression Study     Blind Prospective Major      Resistnat Field Trial             Case Study
   100 Patients             Depression Study              56 Patients                   15 Patients
                              13 Patients
--------------------     -----------------------      --------------------        ----------------------

rEEG-Guided Efficacy      rEEG-Guided Efficacy        rEEG-Guided Efficacy        rEEG-Guided Efficacy
       >80%                       83%                          70%                        100%
--------------------     -----------------------      --------------------        ----------------------
    Monte Nido           Hamilton-Newport Beach         Hoffman-Denver             L'Abri Dual Diagnosis
Eating Disorder Case          Case Series                Case Series               San Diego Case Series
      Series                  34 Patients                15 Patients                   58 Patients
    81 Patients
--------------------     -----------------------      --------------------        ----------------------

rEEG-Guided Efficacy      rEEG-Guided Efficacy        rEEG-Guided Efficacy        rEEG-Guided Efficacy
         83%                      78%                         73%                          93%
--------------------     -----------------------      --------------------        ----------------------

----------
(15) DUNNER, D.L., RUSH, A.J., RUSSELL, J.M., BURKE, M., WOODARD, S., WINGARD, P., and ALLEN, J., PROSPECTIVE, LONG-TERM, MULTICENTER STUDY OF THE NATURALISTIC OUTCOMES OF PATIENTS WITH TREATMENT-RESISTANT DEPRESSION. J CLIN PSYCHIATRY. 67(5):688-95 (May 2006).

         ADD/DEPRESSION STUDY
         -----------------------------------------------------------------------

         Prospective study with retrospective analysis.

         EFFICACY:  >80%

         Date: 1995. The initial formalized trial consisted of 100 patients of which 46 were diagnosed with ADD and 54 with depression. Conventional thought would have anticipated that the ADD patients would have responded to the stimulants and the depressed patients would have responded to the antidepressants. In this study, those that failed to respond to conventional treatment were treated with non-conventional medications. rEEG correctly identified which patients would respond to which medications over 80% of the time. This study was published in Clinical Electroencephalography.(16)

         VETERANS ADMINISTRATION BLINDED PROSPECTIVE MAJOR DEPRESSION STUDY
         -----------------------------------------------------------------------

         Randomized, Prospective, Double-Blind Study

         Date: 1997-1999. A pilot prospective study of severe and long-term Veterans Administration patients diagnosed with major depressive disorders was conducted under the direction of Dr Art Kling, former Vice-Chairman of the Department of Psychiatry at UCLA. The trial consisted of 13 patients, all diagnosed with depression with average illness duration of 16 years. As measured by all indices used, all patients but one in the rEEG guided treatment group showed significant improvement (86%). In the control group, where patients were treated without the benefit of rEEG, only one of the patients significantly improved based upon physician-guided medication selection (17%), and as it turned out, this patient received the class of medication that rEEG predicted would most benefit the patient need even though this knowledge was not available to the physicians in the control group. This study has been submitted for publication.

         TREATMENT-RESISTANT PATIENT FIELD TRIAL - CIGNA CO-SPONSORSHIP
         -----------------------------------------------------------------------

         A pilot study conducted between 2000 and 2002 with CIGNA Behavioral Health and its network of Atlanta psychiatrists included 56 treatment-resistant patients. All patients had previously failed at least two trials of medication treatments. Utilizing rEEG guidance, 69% of patients were reportedly responsive to identified treatments.

         PHYSICIAN CASE SERIES
         -----------------------------------------------------------------------

         Six physicians in five different clinical settings covering a wide variety of diagnoses and ages have now reported on treatment results aided by the use of rEEG in their clinics. The physicians received no remuneration of any kind from CNSR and, in most cases, paid or had their patients pay for the test and rEEG analysis. After reporting on their results, a number of these physicians developed a strong desire to instruct other physicians in the use of rEEG, and they have now become regional medical directors with responsibility for training other physicians. These physicians generally reported patient outcomes on the seven-point scale, Clinical Global Improvement Index. Most also reported their subjective assessment of the helpfulness of rEEG in

----------
(16) Suffin,  S. C. and Emory,  W. H., CLINICAL  ELECTROENCEPHALOGRAPHY,  26(2),
1995.

         treatment of each patient on a seven-point scale, Clinical Helpfulness Index. These patients had a wide variety of disorders but were generally unresponsive to previous treatment efforts. We are pleased that virtually all reported case series have shown compelling treatment results with 70% to 90% of patients achieving much improved or very much improved rankings. Equally important, similar levels were reported in the rEEG Helpfulness Index (SIGNIFICANTLY HELPFUL OR ESSENTIAL).

         MONTE NIDO RESIDENTIAL TREATMENT CENTER
         -----------------------------------------------------------------------

         Monte Nido is a small in-patient treatment clinic in Malibu, California, treating patients suffering from significant eating disorders, primarily anorexia nervosa or bulimia. Dr. W. Hamlin Emory is Medical Director of this facility. An initial analysis of treatment results of 81 patients with pharmacotherapy based on rEEG was compared to 10 patients treated by physicians without rEEG and 13 patients who had rEEG testing but decided against medication. 83% of the rEEG guided patient achieved SIGNIFICANT OR MARKED improvement. None of the patients in the other two groups achieved this level of improvement. These results were published in a Scientific Poster at the National Institute of Mental Health annual meeting, New Clinical Drug Evaluation Unit Symposium of 2004. The Monte Nido Residential Treatment Center is now seeking long term outcome data through patient surveys. We are looking forward to learning of these results. The initial study was described in a report in 2001.

         HAMILTON-NEWPORT BEACH CASE SERIES
         -----------------------------------------------------------------------

         Conducted by Dr. Jim Hamilton, a Physician in Newport Beach, CA. In this study, 34 treatment-resistant patients medicated based on information provided in rEEG Reports were followed and rated. 19 of the 34 patients had addictive disorders. Only 28 of the 34 cases were analyzed due to the fact that the balance were not available for follow-up. Of the 28 analyzed, in 22 of these 28 cases rEEG was judged to be essential or very helpful in their treatment. In 14 out of these 28 cases, where the rEEG was judged essential, Dr. Hamilton reported that rEEG had directed him "to combinations of medicines that one would never find, or would take years to find after nothing else had worked." In the 19 addiction cases, 4 were lost to follow-up, but in the 15 that were followed, rEEG was judged essential or very helpful in 14 (79%) of the cases.

         HOFFMAN-DENVER CASE SERIES
         -----------------------------------------------------------------------

         Conducted by Daniel Hoffman, M.D., now a Company Medical Director, with a practice in Denver, CO. This study was conducted prior to Dr. Hoffman becoming the National Medical Director for the Company. In this study, rEEG Reports were provided for 74 treatment-resistant patients who were then followed, and were rated on both the CGI scale and the "Helpfulness" Index. In 56 (74%) of these cases, rEEG was judged to be essential or very helpful in their treatment. A like percentage reported a much improved or very much improved on the Clinical Global Improvement index.

         DAVIS-ATLANTA CASE SERIES
         -----------------------------------------------------------------------

         Conducted by T. Albert Davis, M.D., Medical Director at the Florence McDonnell Center in Atlanta. This was Dr. Davis's initial study of 15 patients that he treated with the aid of rEEG Reports. All 15 patients were reported as having successful outcomes with 7 rated as Very Much Improved and 8 rated Much Improved on the CGI scale. In Helpfulness, rEEG was rated essential for 9 of these patients and moderately helpful for six of these patients.

         RANCHO L'ABRI DUAL DIAGNOSIS
         -----------------------------------------------------------------------

         In this study, 58 "dual diagnosis" (addiction and co-morbid mental illness) patients were treated at Rancho L'Abri, San Diego, one of the most respected in-patient treatment facilities in Southern California. The physicians of Rancho L'Abri described their experience with rEEG in a scientific poster at the 2005 American Psychiatry Association annual meeting. The poster described both CGI rating of Very Much Improved or Much Improved and Helpfulness rating of Essential or Very Helpful in over 90% of the patients for whom it was used.


OUR BUSINESS PLAN - LABORATORY INFORMATION SERVICES

     OUR STRATEGY

         Our strategy is to provide rEEG analysis in a relationship with a physician that is analogous to that of a reference laboratory. In each geographic market, we plan to support this service with a full-time market manager, identified EEG testing sites and a part-time Regional Medical Director. The Regional Medical Director will provide local medical leadership and training, local market communications, a site for physicians to refer particularly challenging cases and support of family physicians needing specialty consults.

         In the next year, we plan to execute initiatives designed to allow for dramatic introduction of rEEG to both treating physicians and their patients in calendar year 2008. We envision this introduction will have elements of pushing demand for rEEG via physician education and pulling demand for rEEG through consumer education. The physician introduction will be accomplished through development of an in-house direct sales force along with professional journal and trade show introduction. The consumer introduction will utilize the major broadcast, print and electronic news media.

         Certain initiatives which are being considered for 2008 include:

         1. EXPAND OUR GROUP OF CLIENT-PHYSICIANS TO INCLUDE MOST MAJOR US CITIES. This key infrastructure development is one element necessary for rapid penetration. rEEG Reports often stimulate the identification of treatment strategies that most physicians would not typically consider. Physicians often are inexperienced in these treatment strategies, and they also may be unfamiliar with combinations of medicines that may be suggested by our rEEG Reports. It is valuable for physicians who are not familiar with our rEEG Reports to have an experienced colleague guide them through initial treatments that are facilitated by the use of our rEEG Reports. For physicians that are unfamiliar with our rEEG Reports, their success is dependent on their ability to understand our rEEG Reports and integrate them as another tool of insight to be used in conjunction with their existing training.

         2. CONDUCT PILOT PROGRAMS WITH MANAGED CARE PAYERS. We believe that adoption of rEEG for reimbursement is best accomplished through demonstration of its clinical and economic impact with patients in a health plan. In at least one of these pilot programs, CNSR will seek to pay for independent economic and outcome analysis that CNSR will have the right to publish.

         3. COMPLETE CURRENT MULTI-SITE AND CONDUCT ADDITIONAL ACADEMIC TRIALS. CNSR is conducting a nine site, 120 patient, academic controlled, blinded, and randomized study of patients suffering from treatment resistant depression. The study will be conducted at Stanford, Cambridge Hospital-Harvard, University of California - Irvine, University of California - San Diego and University of Texas - San Antonio. This study has been designed with significant care by many academicians including members of our advisory board. Because of the involvement of respected academic centers, we believe that the results of the study will be published, and widely disseminated.

         4. IMPROVE SYSTEM TURN-AROUND TO NEXT DAY AND ADD CAPACITY TO COVER PROJECTED VOLUME. We plan to increase the usefulness of our service by returning reports to physicians one day after patient data is submitted to us. To accomplish this task, we will need to improve the coordination of functions related to rEEG analysis that we currently outsource. Our longer term goal is to advance rEEG turn-around time to be "while-you-wait."

         5. ENHANCE REPORTS TO PROVIDE QUANTITATIVE BIOMARKER DATA AND DEVELOP PHYSICIAN TRAINING AND CERTIFICATION PROCESS. We plan to advance our training programs this year with the aid of a training CD-ROM which is currently in development. In addition, our next generation rEEG report is anticipated to provide technical data on the set of rEEG biomarkers in a manner that will allow trained physicians to better consider treatment options and integrate their knowledge of clinical assessment and historical treatment experience with the rEEG biomarker data. Our training program will aid physicians' use and understanding of our rEEG Reports. The training process will have the added advantage of communicating to patients and their families that a participating physician has completed rEEG training, and is competent in the use of rEEG Reports to guide treatment.

         6. EXPAND REPORTED MEDICATIONS TO INCLUDE ANTIPSYCHOTICS. Antipsychotics are the only significant class of psychotropic medications for which rEEG does not currently offer treatment guidance. Psychosis is one of the most severe mental illness and is also one of the most difficult to treat. We plan to conduct studies to determine if our rEEG Reports are useful in guiding the treatment of psychosis, especially schizophrenia. We have an initiative to accomplish this objective with a group in China.

         7.       ADD KEY  LEADERSHIP  IN  MEDICINE  AND  MARKETING.  We plan to continue to hire, train, retain and motivate additional skilled personnel, particularly managers with experience in growing healthcare companies, sales representatives who are responsible for customer education and training and customer support, as well as personnel with experience in clinical testing and matters relating to obtaining regulatory approvals.

     MARKET INTRODUCTION

         After accomplishing our immediate goals of building the regional medical leadership and reaching agreement for pilot trials with MBHOs, aggressive national introduction will occur with establishment of that regional leadership, establishment of an introductory sales force, and prepublication release of our treatment-resistant depression or other key study data.

         PUSH: By accessing thought leaders in psychiatry at the national and community level, publicizing the clinical benefits in professional and consumer media, and relying on our own dedicated sales force to educate psychiatrists we believe that the compelling benefits and economic efficiency of rEEG guidance will provide large scale physician trial.

         Our main promotional strategy with physicians will continue to be "try it, you'll like it - no charge". Because of the low variable cost of producing rEEG Reports, we can offer free trials to physicians to encourage them to begin to experience the benefits of rEEG. Our current program offers Physicians five
(5) free Type I reports with their only commitment being the completion of a consultative review with one of our regional medical directors for each report. We encourage physicians to select their most hard to treat patients for these free trials. It is our expectation that no matter how well conducted our academic trials, physicians need to experience rEEG for themselves. One physician has written a letter to CNSR stating, "I DON'T KNOW THAT I COULD GO BACK TO PRACTICING BLINDED PSYCHIATRY. UNTIL YOU EXPERIENCE HOW DIFFERENT IT FEELS TO PRACTICE THIS WAY, I COULD SEE SKEPTICISM FROM OTHERS." We believe physician trial is the key to adoption of rEEG.

         PULL: We intend to utilize major print, broadcast and electronic news media to explain the benefits of rEEG directly to patients. We believe that these media are the most effective and cost-efficient means to pull-in consumer demand for rEEG and that we have an unusual opportunity to develop a large reach at an early stage that can stimulate dynamic demand.

         This demand will also encourage physicians to seek early understanding of rEEG and our goal of trial. Assisting patients to find early adopting physicians by providing identification of trained physicians on our web site will likely provide another win- win for patients, physicians and CNSR.

     NEW MARKETS

         ADDITIONAL APPLICABLE DISORDERS

         While physicians have historically classified central nervous system disorders as psychiatric or neurological, the diseases themselves could be characterized as disorders of the same organ system, primarily the brain. The utility of using of neurophysiological data to guide treatment of the brain in connection with psychiatric disorders may well extend to neurological disorders.

         For example, we currently have significant information in our rEEG Outcomes Database with respect to the effectiveness of anticonvulsants for patients with certain biomarkers. We intend to explore the utility of our biomarkers for guiding use of medications, including anticonvulsants, for their primary indication of seizure disorders, as well as their utility in pain management for which they are also often prescribed.

         ADDITIONAL APPLICATIONS BEYOND TREATMENT-RESISTANCE

         Due to the success of rEEG with treatment-resistant patients, we believe that rEEG has the potential to become a useful tool for psychiatrists in treating patients that do not qualify as treatment resistant. For example, it is generally acknowledged that children have a wide range of reactions to anti-depressants and, in fact, anti-depressants in many cases actually harm instead of help them. The ability to avoid prescribing anti-depressants for children that may have a physiological predisposition to react negatively would reduce suffering for both the children, and their families, and facilitate the identification of a successful strategy earlier in the process. In addition, adolescents, who are typically intolerant of the long process of medication, would be especially good candidates for rEEG guided therapy.

         CENTERS OF EXCELLENCE

         It is our intention to work with our Client-Physicians, and our medical advisors to support, possibly with financial resources, the establishment of practices and/or clinics that specialize in the use of rEEG guided therapy. We believe that a network of such practices, which we call "Centers of Excellence," will provide opportunities for physician training and additional clinical trials and demonstrations of the value of rEEG technology. It is our goal to make these Centers of Excellence a destination for treatment-resistant patients and a resource for care managers of the MBHOs, and, in time, a network of such Centers may be in a position to contract for a disease management program with the managed care industry.

         GOVERNMENT

         The market for our Laboratory Information Services potentially includes state hospitals, wards of the state in specialty care homes for persistently and seriously ill and jails. 2,186,230 prisoners were held in Federal or State prisons or in local jails as of mid 2005.(17) Rates of severe mental illness in this population are reportedly as high as 24%.(18) We are not currently pursuing this market, in part because there is a substantial incidence of Schizophrenia in this population and we do not yet have sufficient data to provide treatment guidance for Schizophrenic patients.

         We believe the incarcerated population returning to society may be a particularly good market for rEEG. We have not yet explored the opportunity to address this population but are interested in studying whether rEEG guided treatment might add enough improvement in efficiency and effectiveness to alter the recidivism rate.

     RESEARCH AND DEVELOPMENT

         We will continue to enhance, refine and improve the accuracy of our CNSR Database and rEEG through expansion of the number of medications covered by our rEEG Reports, expansion of our biomarkers, refinement of our biomarker system, and by reducing the time to turnaround a report to the physician. We spent $1,442,600 and $519,800 on research and development for each of the fiscal years ended September 30, 2007 and 2006, respectively. Other specific research and development goals consist of:

         o Developing enhanced Type II Analyses that have increased value and content;

         o        Addition of other CNSR agents, and possibly cardiac agents;

         o Developing an automated Type I (m) for patients on a single well characterized medication;

         o        Advancing  our  research  to  understand   the  total  balance
                  analysis that can be used for monitoring or a more global scale; and

         o        Improved graphical presentation of results.

----------
(17)    U.S.    Dept.    of    Justice-    Bureau   of    Justice    Statistics,
http://www.ojp.usdoj.gov/bjs/prisons.htm.

(18) Daly, R., PRISON MENTAL HEALTH CRISIS CONTINUES TO GROW, Psychiatry News, 40-20 at 1 (October 20, 2006).

OUR BUSINESS PLAN - PHARMACEUTICAL DEVELOPMENT AND ADVANCEMENT

         Although we intend to emphasize our Laboratory Information Services during the next twelve (12) months, we plan to increase our involvement with the pharmaceutical industry in the future.

     OUR STRATEGY

         Our strategy in the next year is the initiation of marketing of rEEG to selected potential pharmaceutical development partners. Evaluation of such opportunities by potential partners is complicated by many issues including state of intellectual property, regulatory approval for marketing and the trial(s) necessary, medication delivery and packaging requirements of the medications, therapeutic synergy of the combination, market needs in selected indications and related competitive advantage, estimated market size, production costs, current physician familiarity with the individual agents and other considerations.

         A secondary goal is to explore the business opportunity in aiding in resuscitating opportunities for psychiatric medications that are no longer being pursued by their developers despite the fact that such medications demonstrated significant efficacy for subgroups of patients in clinical trials. We believe that, by using our system of rEEG biomarkers, we can aid in identifying patient populations that are more likely to respond to a particular medication based on their common physiological characteristics. We are interested in exploring cooperative relationships, which utilize our technology and rEEG Outcomes Database to aid in the development and clinical trials of efficacious medications that previously had failed to adequately demonstrate that efficacy in late stage trials.

         We intend to leverage our capabilities and technology to develop a pharmaceutical business from four sources:

     COMBINATION OF OFF-PATENT AGENTS FORMULATED INTO SINGLE PILL FIXED-DOSE COMBINATIONS.

         Our  data  has  demonstrated  that  some  patient  electrophysiological abnormalities are more frequently observed than others. Most of the frequent abnormalities take more than one agent to bring the patient to an electrophysiological normal state. This is not surprising, as the individual agents were never developed from an electrophysiological normalizing perspective. We have identified a number of high frequency abnormalities that appear to be most effectively addressed by a combination of medications. We have filed patent applications on two categories of combinations and expect to file more. Our current focus is for opportunities in bulimia, treatment-resistant depression and addiction.

     PARTNERING WITH PHARMACEUTICAL DEVELOPERS TO "RESCUE" NEW AGENTS IN DEVELOPMENT.

         New Chemical Entities (NCEs) that have been shown to be safe, but not efficacious in late stage clinical trials present opportunities to partner or acquire and re-license. Specifically, our interest is focused on a group of agents that can generally be described as having (a) completed pre-clinical formulation, toxicology, pilot production development, and all required animal studies, (b) completed Phase I human safety studies, (c) completed Phase II human dosing studies and possibly conducted initial Phase III pivotal efficacy studies. These agents will have shown themselves to be generally safe without debilitating adverse affects but have been discontinued in development due to their failure to show compelling efficacy in either Phase II or Phase III studies.

         We estimate that there are approximately 200 central nervous system compounds which are sitting idle at large pharmaceutical companies after failing Phase II or Phase III trial.(19) We have completed a review of 53 such agents that fit the described criteria and initially has focused on eight which are thought to be worthy of consideration for licensing. Five other agents have been identified as to be worth in-licensing pursuit for United States development. These are agents that have been approved in overseas markets but not in the United States. While they may not have been adequately differentiated, or the regulatory expense may not have seemed justifiable for the potential market opportunity, we believe that these agents belong to classes that have been generally under utilized for additional significant indications. We believe that for some medications, our rEEG biomarker system will be able to identify patients with a high likelihood of responding well to these medications based on the presence of rEEG-defined biomarkers.

         We believe our rEEG biomarker system can be used to effect:

         o Reduction of placebo responders in a clinical trial by focusing on treatment resistant patients or eliminating patients demonstrating normal neurophysiologic function and balance;

         o        An  increase  in  treatment  group   responders  by  selecting
                  patients for trial inclusion based on the presence of specific rEEG defined neurophysiology.

     AMELIORATING THE CNSR SIDE EFFECTS OF MEDICATIONS USED FOR OTHER MEDICAL PURPOSES.

         "Cancer fog" is a colloquial term used to describe the response of a patient or care-givers response to the stresses and perhaps the medications associated with cancer therapeutics. For patients, these effects appear to be particularly specific to certain chemotherapeutic agents.

         To the extent these agents cause a specific common alteration in neurophysiological function, rEEG should be able to note and identify this. This should allow the creation of a counteracting medication antidote for people suffering from a neuropsychiatric condition following primary therapy.

COMPARABLE COMPANIES, COMPETITION AND INDUSTRY DEVELOPMENTS

     INDUSTRY DEVELOPMENTS

         We are not aware of any reference laboratories that service Psychiatry with tools or information to direct therapy, although the following firms are using neurophysiological data in an attempt to diagnose certain disorders and, in some cases, monitor or confirm therapy:

         o        LEXICOR INC. (www.lexicor.com) - uses EEG to diagnose ADHD

         o NEURONETIX (www.neuronetix.com) - uses tools to diagnose Autism, Dyslexia and Alzheimer's

         o AMEN CLINIC - uses SPECT for diagnosis and monitoring of therapy

         o NEUROGNOSTICS - uses FMRI for confirmation of therapeutic efficacy

         We are not aware of any companies using neurophysiological data to guide therapy in conjunction with a neurophysiology outcomes database.

----------
(19) Jarvis, L. M. TEACHING AN OLD DRUG NEW TRICKS: GENE LOGIC IS CONVINCING BIG PHARMA TO TAKE ANOTHER LOOK AT ABANDONED DRUGS. Chemical and Engineering News, 84-7 at 52,54-55 (February 13, 2006).

     COMPARABLE COMPANIES

         Although there are no companies offering a service similar to that offered by CNSR, the following companies might be noted as comparable through some commonalities:

         o ASPECT MEDICAL SYSTEMS, INC. (Nasdaq: ASPM), an EEG anesthesia monitoring company, is developing a specific EEG measurement system that indicates a patient's likely response to some antidepressant medications. Patients must be measured prior to and after taking medication. Publicly available knowledge suggests that the technology may validate a patient's treatment but does not guide specific treatment. Initial trials have shown efficacy in correlating a patient's ultimate response to antidepressants. The revenue model appears to involve sale of equipment and a per-patient charge. The company is now conducting trials.

         o HYTHIAM, INC. (Nasdaq: HYTM). Though perhaps more of an analogous company than a competitor, Hythiam is a public company introducing a proprietary addiction detoxification procedure that purports to address physiologic needs of addicts and impact on-going recovery. The company charges a $15,000 fee for stimulant abusers and $12,000 for alcohol abusers. Since CNSR does not provide guidance regarding detoxification of addictions (only their post-detoxification treatment), Hythiam is not a direct competitor.

         o BRAIN RESOURCE COMPANY (www.brainresource.com), an Australian public company developing EEG and other physiology data on patients with behavioral illness through a network of physician data relationships. Their revenue model includes physician services and sale of systems and services to pharmaceutical development companies in the CNSR field.

         o GENOMIC HEALTH, INC. (NasdaqGM: GHDX). This public company provides analogous services to those of CNSR for patients suffering from cancer.

     EMERGING TECHNOLOGIES

         The entire field of neuropsychiatry is undergoing dramatic changes as a result of the introduction of new technologies. Many of these changes are driven by medical device companies including:

         o CYBERONICS, INC. (Nasdaq: CYBX). Cyberonics has developed an implantable Vagus Nerve Stimulation device approved for treatment-resistant depression. This device has received pre-marketing approval from the Food and Drug Agency for patients and is believed to be under reimbursement review by insurance payers.

         o MEDTRONIC, INC. (NYSE: MDT). Medtronic has an implantable deep brain stimulation device (DBS) in development which is similar to their device approved for Parkinson's treatment.

         o NEURONETICS (www.neuronetics.com). Neuronetics has developed a trans-cranial magnetic stimulation (rTMS) device which is designed to be applied externally in a series of treatments over several weeks. The company is expected to file FDA registration soon.

         We view these developing treatment options as expensive augmentations to existing therapies for treatment-resistant patients. From this perspective, these devices can be considered as competitive therapeutic treatment options to medications. To the best of our knowledge, rEEG-guided therapy provides a higher probability of treatment success at a significantly lower cost than device-based solutions, which gives us a competitive advantage in the marketplace.

GOVERNMENT REGULATION

         Currently, we do not believe that sales of our Laboratory Information Services, including our rEEG Reports, are subject to regulatory approval. However, federal and state laws and regulations relating to the sale of our Laboratory Information Services are subject to future changes, as are administrative interpretations of regulatory agencies. In the event that federal and state laws and regulations change, we may need to incur additional costs to seek government approvals for the sale of our Laboratory Information Services.

         In the future, we intend to seek approval for medications or combinations of medications for new indications, either with corporate partners, or potentially, on our own. The development and commercialization of medications for new indications is subject to extensive regulation by the U.S. Federal government, principally through the FDA and other federal, state and governmental authorities elsewhere. Prior to marketing any central nervous system medication, and in many cases prior to being able to successfully partner a central nervous system medication, we will have to conduct extensive clinical trials at our own expense to determine safety and efficacy of the indication that we are pursuing.


ITEM 2.  DESCRIPTION OF PROPERTY

         We currently lease our office space under a lease agreement which expires in November of 2008. The facility is approximately 1900 sq. ft, and is located in Costa Mesa, California. It is from this facility that we conduct all of our executive and administrative functions. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.


ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently party to any legal proceedings, the adverse outcome of which, in our management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders in the quarter ended September 30, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

         Our common stock is currently listed for trading on the OTC Bulletin Board under the symbol CNSO.OB. The following table sets forth, for the periods indicated, the high and low bid information for Common Stock as determined from sporadic quotations on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                           HIGH*          LOW*
                                                           -----          ----

         YEAR ENDED SEPTEMBER 30, 2006
              First Quarter..........................      $4.50         $1.80
              Second Quarter.........................      $4.00         $3.00
              Third Quarter..........................      $4.00         $3.00
              Fourth Quarter.........................      $8.50         $3.50

         YEAR ENDED SEPTEMBER 30, 2007
              First Quarter..........................      $8.50         $0.55
              Second Quarter.........................      $4.50         $0.55
              Third Quarter..........................      $2.50         $1.05
              Fourth Quarter.........................      $1.40         $0.70

         * Adjusted price reflecting the 1:50 reverse stock split that became effective January 10, 2007

         On December 5, 2007, the closing sales price of our common stock as reported on the OTC Bulletin Board was $0.80 per share. As of December 5, 2007, there were 369 record holders of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

DIVIDEND RIGHTS

         We have not paid or declared cash distributions or dividends on our common stock. CNSR has never paid dividends on its common stock. We do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES PROVIDED UNDER PART II,
ITEM 7 OF THIS ANNUAL REPORT ON FORM 10-KSB. THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONDENSED CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF CNS RESPONSE, INC. FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2007 AND 2006. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES AND ARE BASED ON THE BELIEFS AND ASSUMPTIONS OF OUR MANAGEMENT AS OF THE DATE HEREOF BASED ON INFORMATION CURRENTLY AVAILABLE TO OUR MANAGEMENT. USE OF WORDS SUCH AS "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "ESTIMATES," "SHOULD," "FORECASTS," "GOAL," "LIKELY" OR SIMILAR EXPRESSIONS, INDICATE A FORWARD-LOOKING STATEMENT. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS WE MAKE. SEE "RISK FACTORS" ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB FOR A DISCUSSION OF CERTAIN RISKS ASSOCIATED WITH OUR BUSINESS. WE DISCLAIM ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS FOR ANY REASON.

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

         Trademarked as Referenced-EEGSM ("rEEGSM"), this patented technology allows CNSR to create and provide simple reports ("rEEG Reports") that specifically guide physicians to treatment strategies based on the patient's own physiology. The vast majority of these patients were considered long-term "treatment-resistant", the most challenging, high-risk and expensive category to treat.

         rEEG identifies relevant neurophysiology that is variant from the norm and identifies medications that have successfully treated database patients having similar aberrant physiology. It does this by comparing a patient's standard digital EEG to a normative database. This identifies the presence of abnormalities. The rEEG process then identifies a set of patients having similar abnormalities as recorded in our CNS Database and reports on historical relative medication success for this stratified group. Upon completion, the physician is provided the analysis in a report detailing and ranking classes of agents (and specific agents within the class) by treatment success for patients having similar abnormal electrophysiology.

         We believe the key factors that will drive broader adoption of rEEG will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our test, reimbursement by third-party payors, expansion of our sales force and increased marketing efforts.

         Since our inception, we have generated significant net losses. As of September 30, 2007, we had an accumulated deficit of $11.3 million. We incurred operating losses of $3.3 million and $1.8 million for the fiscal years ended September 30, 2007 and 2006, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, scale up of our commercial organization, and other general corporate purposes. Research and development projects include the completion of clinical trials which are essential to validate the efficacy of our products and services across different type of behavioral disorders, the enhancement of the CNS Database and the identification of new medication that are often combinations of approved drugs.

RECENT EVENTS

         Prior to January 16, 2007, CNS Response, Inc. (then called Strativation, Inc.) existed as a "shell company" with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On January 16, 2007, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with CNS Response, Inc., a California corporation ("CNS California"), and CNS Merger Corporation, a California corporation and our wholly-owned subsidiary ("MergerCo") pursuant to which we agreed to acquire CNS California in a merger transaction wherein MergerCo would merge with and into CNS California, with CNS California being the surviving corporation (the "Merger"). On March 7, 2007, the Merger closed, CNS California became our wholly-owned subsidiary, and on the same date we changed our corporate name from Strativation, Inc. to CNS Response, Inc.

     PRINCIPAL TERMS OF THE MERGER

         At the Effective Time of the Merger (as defined in the Merger Agreement, as amended on February 23, 2007), MergerCo was merged with and into CNS California, the separate existence of MergerCo ceased, and CNS California continued as the surviving corporation at the subsidiary level. We issued an aggregate of 17,827,958 shares of our common stock to the stockholders of CNS California in exchange for 100% ownership of CNS California. Additionally, we assumed an aggregate of 8,407,517 options to purchase shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as previously issued by CNS California.

         Immediately prior to the closing of the Merger, we had outstanding 868,990 shares of common stock. Immediately after the closing of the Merger, and without taking into consideration the Private Placement offering described below, we had 18,696,948 outstanding shares of common stock, and options and warrants to purchase 8,407,517 shares of common stock.

     PRIVATE PLACEMENT TRANSACTION

         On March 7, 2007, simultaneous with the closing of the Merger, we received gross proceeds of approximately $7,008,450 in a private placement transaction (the "Private Placement") with institutional investors and other high net worth individuals ("Investors"). On May 16, 2007, the Company received additional gross proceeds of $797,300 from the second closing of the Private Placement. Pursuant to Subscription Agreements entered into with these Investors, we sold 6,504,758 Investment Units, at $1.20 per Investment Unit. Each "Investment Unit" consists of one share of our common stock, and a five year non-callable warrant to purchase three-tenths of one share of our common Stock, at an exercise price of $1.80 per share (the "Investor Warrants"). After commissions and expenses, we received net proceeds of approximately $6,748,400 in the Private Placement.

         Brean Murray Carret & Co. ("Brean Murray") acted as placement agent and corporate finance advisor in connection with the Private Placement. For their services as placement agent and financial advisor, pursuant to the terms of an Engagement Agreement between CNSR and Brean Murray, Brean Murray received a retainer in the form of 83,333 shares of our common stock (having a deemed value of $100,000) upon the closing of the Private Placement. We also paid Brean Murray a fee equal to 8% of the funds raised in the Private Placement, or approximately $624,500 of the gross proceeds from the financing. In addition, Brean Murray received warrants (the "Placement Agent Warrants") to purchase shares of our common stock in amounts equal to (i) 8% of the shares of common stock sold by Brean Murray in the Private Placement (520,380 warrants at an exercise price of $1.44 per share), and (ii) 8% of the shares underlying the Investor Warrants sold by Brean Murray in the Private Placement (156,114 warrants at an exercise price of $1.80 per share). The Placement Agent Warrants are fully vested and have a term of 5 years. We also paid $88,000 in costs, fees and expenses incurred by Brean Murray in connection with the Private Placement. We expressly assumed CNS California's agreement with Brean Murray upon the closing of the Merger. Pursuant to this agreement, Brean Murray has a right of first refusal to represent us in certain corporate finance transactions for a period of one year following the closing of the Private Placement.

     REGISTRATION RIGHTS AGREEMENTS

         Under the terms of the Subscription Agreements between us and the Investors in the Private Placement, we were obligated to file a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") within 45 days following the closing (the "Registration Statement") to permit the resale of the shares of common stock sold in the Private Placement and purchasable under the warrants sold in the Private Placement. The Company's Registration Statement on Form SB-2 was filed on May 22, 2007 with the Securities and Exchange Commission.

         The Subscription Agreements also require us to use our reasonable best efforts to obtain the effectiveness of the Registration Statement not later than 150 days after the closing of the Private Placement, subject to certain exceptions. After obtaining the effectiveness of the Registration Statement, we are further obligated to use our reasonable best efforts to maintain the effectiveness of the Registration Statement until all such shares registered thereby may be sold without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933, except that investors may not be able to sell their shares under the Registration Statement during periods when we may be required to update the information contained in that Registration Statement under applicable securities laws. If we fail to satisfy our obligations for obtaining effectiveness of the Registration Statement within 150 days after the closing of the Private Placement we must pay liquidated cash damages to the investors in the offering in an aggregate amount equal to 1% of the Investment Unit purchase price for each share registered, per month that elapses after such failure until the earlier of (a) the date the Registration Statement is filed or becomes effective, as applicable, or (b) the date that is one year from the closing of the Private Placement. The Company's Registration Statement on Form SB-2 became effective on June 22, 2007.

         Under the terms of a Registration Rights Agreement entered into between us and the majority stockholders of our common stock immediately prior to the Merger, we were also obligated to include up to 767,103 shares of our common stock on the Registration Statement described above. The registration rights attaching to the shares held by these stockholders are not transferable with such shares. Our former majority stockholders have identical registration rights to those provided to the investors, except they do not have the right to liquidated damages as provided in the Subscription Agreements. A total of 484,250 shares of our Common Stock held by one of our former majority shareholder were registered for resale on our registration statement on Form SB-2.

         In addition to the registration rights described above, the holders of the shares (i) sold in the Private Placement, (ii) issuable upon exercise of the Investor Warrants, (iii) held by the our majority stockholders prior to the Merger, (iv) issuable upon exercise of the Placement Agent Warrants or otherwise under the Engagement Agreement with the Placement Agent, and (v) issued upon conversion of CNSR Series A Preferred Stock, CNSR Series B Preferred Stock and certain shares of CNSR Common Stock under the terms of the Merger Agreement, each have piggy-back registration rights with respect to such shares effective September 7, 2007, and demand registration rights with respect to such shares effective March 7, 2008.

         After the completion of the Private Placement and the Merger, we had an aggregate of 25,303,462 shares of common stock outstanding, with the former CNS California shareholders and the investors in the Private Placement owning in the aggregate 24,351,139 shares of our common stock, which represented approximately 96.2% of our issued and then outstanding shares of common stock. Our stockholders immediately prior to the Merger and Private Placement owned approximately 3.4% of our outstanding common stock (or, 868,990 shares of our common stock) immediately after completion of these transactions.

FINANCIAL OPERATIONS OVERVIEW

     REVENUES

         We derive our revenues from the sale of rEEG Reports to physicians and operate in one industry segment. Physicians are generally billed upon delivery of an rEEG Report. The list prices of our rEEG Reports to physicians range from $200 to $800 with $400 being the most frequent charge.

     COST OF REVENUES

         Cost of revenues represents the cost of direct labor, the amortization of the purchased database and costs associated with external processing, analysis and consulting review necessary to render an individualized test result. Costs associated with performing our tests are expensed as the tests are performed. We are currently evaluating the feasibility of hiring our own personnel to perform most of the processing and analysis necessary to render a report.

     RESEARCH AND DEVELOPMENT

         Research and development expenses primarily represent costs incurred to design and conduct clinical studies, improve rEEG processing, add data to our database, improve analytical techniques and advance application of the methodology to additional clinical diagnosis. We charge all research and development expenses to operations as they are incurred.

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

     CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

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

         Our significant accounting policies are described in Note 3 to our consolidated financial statements included elsewhere in this report. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

     REVENUE RECOGNITION

         We have generated  limited  revenues since our inception.  Revenues for
our  product  are   recognized   when  an  rEEG   Report  is   delivered   to  a
Client-Physician.

     STOCK-BASED COMPENSATION EXPENSE

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                     YEAR          YEAR MONTHS
                                                    ENDED             ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                     2007              2006
                                                -------------     -------------

Revenues ....................................             100%              100%
Cost of revenues ............................              70               113
                                                -------------     -------------
Gross profit ................................              30               (13)
Research and development ....................             605               296
Sales and marketing .........................              52                62
General and administrative expenses .........             745               643
                                                -------------     -------------
Operating loss ..............................          (1,372)           (1,014)
Other income (expense), net .................              (4)            1,061
                                                -------------     -------------
Net income (loss) ...........................          (1,376)%              47%
                                                =============     =============


     REVENUES

                                   YEAR ENDED      YEAR ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,      PERCENT
                                       2007            2006          CHANGE
                                  -------------   -------------   -------------

Revenues ......................   $     238,400   $     175,500             36%


         The number of rEEG Reports delivered for the fiscal year increased from 440 in 2006 to 630 in 2007 while the price per report decreased from approximately $400 in 2006 to $378 in 2007. The increase in the number of reports is attributable to the purchase of rEEG Reports by 22 doctors in fiscal 2007 as compared to 13 doctors in fiscal 2006. The decrease in the average price of the reports is attributable to a change in the types of reports (Type 1 vs Type 2) purchased by physicians. We recently hired a new president whose main focus is the commercialization of our product, and accordingly, we expect to begin to scale up our sales and marketing efforts in fiscal 2008. However, we do not expect to drive broader adoption of reports based on our rEEG technology until the completion in late 2008 of our multi-site clinical study to validate the efficacy of our product. Accordingly, we anticipate that revenues will not increase materially until fiscal 2009.

     COST OF REVENUES

                                   YEAR ENDED      YEAR ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,      PERCENT
                                       2007            2006          CHANGE
                                  -------------   -------------   -------------

Cost of revenues ..............   $     166,200   $     197,900            (16%)


         Cost of revenues consists of payroll costs, consulting costs, charges relating to the amortization of the CNS Database and other miscellaneous charges. For the year ended September 30, 2007, cost of revenues was $166,200 consisting primarily of direct labor costs of $64,600, consulting fees of $52,800, amortization of the purchased database of $19,900 and stock-based compensation of $20,100. For the year ended September 30, 2006, cost of revenues was $197,900 consisting primarily of direct labor costs of $50,200, consulting fees of $41,500, amortization of the purchased database of $79,800 and stock-based compensation of $22,000. We expect costs of revenues will increase as an absolute number as the volume of rEEGs processed increases; however, cost of revenues will decrease as a percentage of revenues due to operating efficiencies and as a result of the cost of the purchased database being fully amortized in the first quarter of our fiscal year ended September 30, 2007.


     RESEARCH AND DEVELOPMENT

                                   YEAR ENDED      YEAR ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,      PERCENT
                                       2007            2006          CHANGE
                                  -------------   -------------   -------------

Research and development ......   $   1,442,600   $     519,800            178%


         Research and development expenses consist of clinical studies, costs to identify indications of approved drugs and drug candidates, projects for training doctors in the use of rEEG, patents costs, consulting fees, payroll costs (including stock-based compensation), expenses related to database enhancements, and other miscellaneous costs. Research and development costs increased for fiscal year ended September 30, 2007 from the fiscal year ended September 30, 2006 primarily as a result of increases in (i) expenses associated with clinical studies, (ii) costs incurred to identify indications of approved drugs and drug candidates, (iii) expenses in relation to projects for training doctors in the use of rEEG technology, (iv) patent costs and (v) costs relating to the acquisition of new data for our database. The increase in expenses relating to clinical studies is attributable to our expansion of a clinical study with the goal of driving market acceptance of our rEEG technology. Training costs increased as we undertook projects to train doctors in the use of rEEG reports. The increase in patent costs is attributable primarily to legal costs incurred for the expansion and protection of our intellectual property. The increase in database costs relates to the acquisition of data for anti-psychotic drugs. We expect research and development expenses to continue to increase as we, among other things, complete the multi-site study to validate the efficacy of our product, acquire new data for our database, enhance our system and hire additional employees.

     SALES AND MARKETING

                                   YEAR ENDED      YEAR ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,      PERCENT
                                       2007            2006          CHANGE
                                  -------------   -------------   -------------

Sales and marketing ...........   $     123,600   $     109,600             13%


         Sales and marketing expenses were $123,600 for fiscal 2007 as compared to $109,600 for fiscal 2006. Sales and marketing expenses for fiscal 2007 consisted of primarily of payroll costs of $75,400, production of marketing materials of $21,000 and consulting expenses of $18,100. Sales and marketing expenses for fiscal 2006 consisted primarily of payroll costs. The increase in sales and marketing expenses is attributable to production of collateral marketing material and the hiring of consultants to commence to expand our sales and marketing efforts. We expect sales and marketing costs to increase significantly in fiscal 2008 as we start to expand our sales force.


     GENERAL AND ADMINISTRATIVE

                                   YEAR ENDED      YEAR ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,      PERCENT
                                       2007            2006          CHANGE
                                  -------------   -------------   -------------

General and administrative ....   $   1,775,600   $   1,132,400             57%


         General and administrative expenses for the fiscal year ended September 30, 2007 primarily related to salaries (including stock-based compensation), costs associated with being a public company and professional fees. General and administrative expenses for the fiscal year ended September 30, 2006 primarily related to salaries (including stock-based compensation), professional fees and costs incurred in connection with unsuccessful capital raising activities. The increase in general and administrative expenses for the fiscal year ended September 30, 2007 is primarily related to (i) a $475,000 advisory fee paid to Richardson & Patel, LLP in connection with our merger transaction that will not recur, (ii) increased costs associated with being a public company offset by
(iv) decreased legal costs and travel and entertainment incurred in connection with unsuccessful capital raising activities and (v) decreased consulting fees as we outsourced fewer tasks in the period. We expect general and administrative costs to continue to increase as we expand our staff and incur costs associated with being a public reporting company.

     INTEREST EXPENSE

                                   YEAR ENDED      YEAR ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,      PERCENT
                                       2007            2006          CHANGE
                                  -------------   -------------   -------------

Interest  Expense, net ........   $     115,600   $     390,600            (70%)


         For the fiscal year ended September 30, 2007, net interest expense was $115,600 and consisted of $189,800 relating to interest expense from the ascribed value of a warrant issued to NuPharm Database, LLC, interest expense from promissory notes and other interest bearing accounts of $16,500 offset by interest income of $90,700. For the fiscal year ended September 30, 2006 interest expense was $390,600 and consisted of interest expense form promissory notes and other interest bearing accounts of $391,100 offset by interest income of $500. Interest expense relating to the warrant will not recur as the entire balance of unamortized prepaid interest was expensed in connection with our merger. We expect interest expense relating to convertible debt and other interest bearing accounts to continue to decrease as substantially all convertible debt and other interest bearing accounts have either been repaid or converted into the Company's stock. We expect interest income to increase due to funds available from the private placement.


     GAIN ON DERIVATIVE INSTRUMENTS

                                   YEAR ENDED      YEAR ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,      PERCENT
                                       2007            2006          CHANGE
                                  -------------   -------------   -------------

Gain on derivative instruments .  $           0   $   1,178,500               *
* Not meaningful


         Gain on derivative instruments was $1,178,500 for the fiscal year ended September 30, 2006 as compared to zero for the fiscal year ended September 30, 2007. In accordance with generally accepted accounting principles, we treated the beneficial conversion feature associated with the convertible promissory notes and all non-employee warrants exercisable during the period the notes were potentially convertible into an unlimited number of common shares as liabilities at their fair value. The fair value of the beneficial conversion feature and the warrants were estimated using the Black-Scholes option pricing model. The fair value of the beneficial conversion feature and the warrants and options was recomputed each reporting period with the change in fair value recorded as a gain or loss on derivative instruments. As of September 30, 2006, we reclassified the derivative instrument liability into equity as the number of authorized shares was sufficient to accommodate the conversion of all notes, related accrued interest and outstanding warrants. Thus no gain or loss on derivative instruments were generated or incurred in fiscal year ended September 30, 2007.

     GAIN ON TROUBLED DEBT RESTRUCTURING

                                   YEAR ENDED      YEAR ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,      PERCENT
                                       2007            2006          CHANGE
                                  -------------   -------------   -------------

Gain on troubled-debt
  restructuring ................  $           0   $   1,079,700               *
* Not meaningful


         Gain on troubled debt restructuring was $1,079,700 for the year ended September 30, 2006 as compared to zero in for the fiscal year ended September 30, 2007. At September 30, 2005, we owed certain employees and consultants deferred compensation, accrued consulting fees, other compensation-related liabilities and accrued interest thereon aggregating $2,480,900. Due to financial difficulties experienced by the company, in August and September 2006, certain employees and consultants to whom the company owed an aggregate of $3,199,400 accepted 5,834,117 shares of CNSR's common stock (of which 182,952 were restricted), and warrants and options to purchase an aggregate of 270,638 shares of CNSR's common stock at $0.59 per share in full settlement of our obligations. On the date of transfer, the amounts due to employees and consultants exceeded the aggregate fair value of the shares, warrants and options transferred by $2,467,700. The gain attributable to employees considered related parties of $1,388,000 has been treated as a capital transaction and included in additional paid-in capital in the accompanying financial statements. The remaining gain of $1,079,700 has been included in operations in the accompanying financial statements.


     OTHER INCOME

                                   YEAR ENDED      YEAR ENDED
                                  SEPTEMBER 30,   SEPTEMBER 30,      PERCENT
                                       2007            2006          CHANGE
                                  -------------   -------------   -------------

Other Income ...................  $     106,900   $           0               *
* Not meaningful


         Other income for the fiscal year ended September 30, 2007 was $196,900 and consisted of gains from settlement of payables. Other income for the fiscal year ended September 30, 2006 was zero. The increase in other income is attributable to the settlement of accounts payable at a discount to the recorded amounts.


LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have incurred significant losses and, as of September 30, 2007, we had an accumulated deficit of approximately $11.3 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, selling and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

     SOURCES OF LIQUIDITY

         Since our inception substantially all of our operations have been financed primarily from equity and debt financings. Through September 30, 2007, we had received proceeds of $8.6 million from the sale of stock, $3,116,000 from the issuance of convertible promissory notes and $220,400 for the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the company. As of September 30, 2007, we had cash of $5.8 million and debt of $659,300.

     CASH FLOWS

         As of September 30, 2007 we had $5.8 million in cash compared to $204,900 at September 30, 2006. The increase of $5.6 million was due to cash received in connection with the sale of common stock of $8.5 million offset by used cash in operating activities of $3 million.

         Net cash used in operating activities was $3 million for the fiscal year ended September 30, 2007 compared to $597,600 for fiscal year ended September 30, 2006. The increased in cash used of $2.4 million was primarily attributable to an increase in research and development expenses, the payment of the advisory fee of $475,000 to Richardson & Patel, LLP and the repayment of certain operating liabilities due to availability of cash.

         Net cash used in investing activities was $7,200 for the fiscal year ended September 30, 2007 compared to $175,900 for the fiscal year ended September 30, 2006. Our investing activities for 2007 consisted of loans made to employees and deposits. We expect amounts used in investing activities to increase for the purchase of property and equipment.

         Net cash provided by financing activities was $8.6 million for the year ended September 30, 2007 compared to $500,000 for the fiscal year ended September 30, 2006. Financing activities in fiscal 2007 consisted of the sale of stock. Financing activities in fiscal 2006 consisted of the issuance of convertible promissory notes.

     CONTRACTUAL OBLIGATIONS

         As  of  September   30,  2007,  we  had  no   significant   contractual
obligations.

     OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

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

         We currently anticipate that our cash and collections from sale of our services, together with the proceeds of completed financings, will be sufficient to fund our operations for at least the next 12 months.

         Our future funding requirements will depend on many factors, including the following:

         a. the cost of expanding our commercial operations, including our selling and marketing efforts;

         b. the rate of progress and cost of research and development activities associated with our products;

         c. the rate of progress and cost of research and development activities associated with the identification, development and commercialization of new indications of approved medications and medication candidates;

         d. the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

         e.       the effect of technological and market developments.

         Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The issuance of equity securities may result in dilution to stockholders. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our technology development programs or market development programs, which may lower the economic value of those programs to our company.

     INCOME TAXES

         Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented. As of September 30, 2007, we had net operating loss carryforwards for federal income tax purposes of $8.1 million. If not utilized, the federal net operating loss carryforwards will expire beginning in 2021. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an "ownership change" that may occur, for example, as a result of the Private Placement being aggregated with certain other sales of our stock before or after this offering. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.


OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements or financing activities with special purpose entities.

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

                          RISKS RELATED TO OUR COMPANY

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY BASED ON CUSTOMER ACCEPTANCE OF OUR PRODUCTS.

         Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter due to customer acceptance of our products. We rely on sales by our affiliates to generate significant revenues for us. If customers don't accept our products, our sales and revenues would decline, resulting in a reduction in our operating income.

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

         Management expects that we will experience substantial variations in our operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

         o the use of and demand for rEEG Reports and other products and/or services that we may offer in the future that are based on our patented methodology;

         o        the effectiveness of new marketing and sales programs;

         o        turnover in our direct sales force;

         o        changes in management;

         o the introduction of products or services that are viewed in the marketplace as substitutes for the services we provide;

         o        communications  published by industry  organizations  or other
                  professional   entities  in  the   psychiatric  and  physician
                  community that are unfavorable to our business;

         o the introduction of regulations which impose additional costs on or impede our business; and

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

     Any of the following could delay the completion of clinical trials, or result in a failure of these trials to support our business, which would have an adverse effect on our business:

         o delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

         o delays in enrolling patients and volunteers into clinical trials;

         o        lower  than  anticipated   retention  rates  of  patients  and
                  volunteers in clinical trials;

         o negative results from clinical trials for any of our potential products; and

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

CONFIDENTIALITY  AGREEMENTS  WITH  EMPLOYEES,   LICENSEES  AND  OTHERS  MAY  NOT
ADEQUATELY   PREVENT   DISCLOSURE  OF  TRADE   SECRETS  AND  OTHER   PROPRIETARY
INFORMATION.

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

         We intend to carry key man life insurance on Leonard Brandt in an amount of $2.0 million, payable to the company. We do not carry key man life insurance on any of our other key employees. We do not have employment agreements in place with most of our executives and key employees, and each may terminate their employment upon notice and without cause or good reason. While we believe our relationships with our executives are good and do not anticipate any of them leaving in the near future, the loss of the services of Leonard Brandt or any other key member of management could have a material adverse effect on our ability to manage our business.

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

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL.

         Our registration statement on Form SB-2 as filed with the Securities and Exchange Commission became effective in the third quarter of 2007. As a result, 9,938,138 shares of our Common Stock became eligible for sale, including 2,627,939 shares of our Common Stock issuable upon the exercise of certain warrants. The sale of these shares could depress the market price of our Common Stock. A reduced market price for our shares could make it more difficult to raise funds through future offerings of Common Stock.

         Other holders of our Common Stock have piggy-back registration rights with respect to such shares effective September 7, 2007, and demand registration rights with respect to such shares effective March 7, 2008.

         Moreover, as additional shares of Common Stock become available for resale in the open market (including shares issuable upon the exercise of the Company's outstanding options and warrants), the supply of our publicly traded shares will increase. This could decrease their price.

         Some of our shares may also be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares. In general, a person who has held restricted shares for a period of one year may, upon filing with the Securities & Exchange Commission (the "SEC") a notification on Form 144, sell into the market shares up to an amount equal to 1% of the outstanding shares. The SEC has recently adopted revisions to Rule 144 which will, among other things, reduce the holding period for non-affiliates to six months. Upon the effectiveness of the revisions to Rule 144, a substantial majority of the outstanding shares of our common stock will become eligible for resale under Rule 144.

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

         Our securities, as traded on the Over-the-Counter Bulletin Board, may be subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction before the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefor.

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

ITEM 7.  FINANCIAL STATEMENTS

                          Index to financial statements
                                                                            PAGE
                                                                            ----

   Report of Independent Registered Public Accounting Firm.................   56

   Consolidated Balance Sheet as of September 30, 2007.....................   57

   Consolidated Statements of Operations for the Years Ended
   September 30, 2007 and 2006.............................................   58

   Consolidated Statement of Changes in Stockholders' Equity (Deficit)
   for the Years Ended September 30, 2007 and 2006.........................   59

   Consolidated Statements of Cash Flows for the Years Ended
   September 30, 2007 and 2006.............................................   60

   Notes to Consolidated Financial Statements for the Years Ended
   September 30, 2007 and 2006.............................................   62

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
CNS Response, Inc.

We have audited the accompanying consolidated balance sheet of CNS Response, Inc. (the "Company") and its subsidiary as of September 30, 2007, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNS Response, Inc. at September 30, 2007, and the results of its operations and it cash flows for each of the years in the two-year period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cacciamatta Accountancy Corporation

Irvine, California

December 7, 2007

                               CNS RESPONSE, INC.

                CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 2007


ASSETS
CURRENT ASSETS:
   Cash ......................................................     $  5,790,100
   Accounts receivable (net of allowance for doubtful
      accounts of $17,200) ...................................           59,200
   Prepaids and other ........................................          159,000
                                                                   ------------
     Total current assets ....................................        6,008,300

OTHER ASSETS .................................................            4,100

                                                                   ------------
TOTAL ASSETS .................................................     $  6,012,400
                                                                   ============

LIABILITIES AND STOCKHOLDERS'
   EQUITY
CURRENT LIABILITIES:
   Accounts payable (including $5,000 to related party) ......     $    219,400
   Accrued liabilities .......................................          207,500
   Deferred compensation (including $56,700
     to related party) .......................................           73,400
   Accrued consulting fees ...................................           73,200
   Accrued interest ..........................................           35,800
   Convertible promissory notes ..............................           50,000
                                                                   ------------
     Total current liabilities ...............................          659,300
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value; authorized
     750,000,000 shares; 25,299,547 outstanding ..............           25,300
   Additional paid-in capital ................................       16,630,000
   Accumulated deficit .......................................      (11,302,200)
                                                                   ------------
     Total stockholders' equity ..............................        5,353,100
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY ....................................................     $  6,012,400
                                                                   ============

           See accompanying Notes to Consolidated Financial Statements

                               CNS RESPONSE, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006

                                                            YEARS ENDED
                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------

REVENUES .......................................   $    238,400    $    175,500
                                                   ------------    ------------

OPERATING EXPENSES:
   Cost of revenues (including amortization
    expense of $19,900 and $79,800 for the
    years ended September 30, 2007 and 2006,
    respectively) ..............................        166,200         197,900
   Research and development ....................      1,442,600         519,800
   Sales and marketing .........................        123,600         109,600
   General and administrative ..................      1,775,600       1,132,400

                                                   ------------    ------------
     Total operating expenses ..................      3,508,000       1,959,700
                                                   ------------    ------------

OPERATING LOSS .................................     (3,269,600)     (1,784,200)
                                                   ------------    ------------

OTHER INCOME (EXPENSE):
   Interest expense, net .......................       (115,600)       (390,600)
   Gain on derivative instruments ..............           --         1,178,500
   Gain on troubled debt restructuring .........           --         1,079,700
   Other .......................................        106,900
                                                   ------------    ------------
   Total other income (expense) ................         (8,700)      1,867,600
                                                   ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES      (3,278,300)         83,400
PROVISION FOR INCOME TAXES .....................            800             800
                                                   ------------    ------------
NET INCOME (LOSS) ..............................   $ (3,279,100)   $     82,600
                                                   ============    ============



BASIC NET INCOME (LOSS) PER SHARE ..............   $      (0.17)   $       0.03
                                                   ============    ============

DILUTED NET INCOME (LOSS) PER SHARE ............   $      (0.17)   $       0.00
                                                   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic .......................................     18,778,077       2,836,216
                                                   ============    ============
   Diluted .....................................     18,778,077      33,369,915
                                                   ============    ============

           See accompanying Notes to Consolidated Financial Statements

                               CNS RESPONSE, INC.

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006

                                                              Common Stock             Additional
                                                      ----------------------------      Paid-in        Accumulated
                                                         Shares          Amount         Capital          Deficit         Total
                                                      ------------    ------------    ------------    ------------    ------------
Balance at October 1, 2005 ........................      2,068,990    $      2,100    $     26,100    $ (8,105,700)   $ (8,077,500)
Reclassification of derivative instrument .........           --              --           343,100            --           343,100
Issuance of stock for settlement of debt ..........      5,834,117           5,800         695,000            --           700,800
Troubled debt restructuring with related parties ..           --              --         1,388,000            --         1,388,000
Stock-based compensation ..........................           --              --           369,900            --           369,900
Net income for the year ended September 30, 2006 ..           --              --              --            82,600          82,600
                                                      ------------    ------------    ------------    ------------    ------------
Balance at September 30, 2006 .....................      7,903,107           7,900       2,822,100      (8,023,100)     (5,193,100)

Forgiveness of accrued interest from NuPharm and
     issuance and exercise of warrants by NuPharm .      2,800,000           2,800         334,800            --           337,600
Conversion of convertible promissory notes and
     accrued interest .............................      5,993,515           6,000       4,061,100            --         4,067,100
Issuance of stock in connection with mezzanine
     financing, net of offering costs of $47,600 ..      1,905,978           1,900       1,875,500            --         1,877,400
Issuance of stock for settlement of debt ..........         11,015            --             1,300            --             1,300
Issuance of options in settlement of accrued
     consulting fees ..............................           --              --            27,000            --            27,000
Issuance of stock in connection with private
     placement, net of offering costs of
     $1,057,300 ...................................      6,504,758           6,500       6,741,900            --         6,748,400
Issuance of stock as payment of placement agent fee         83,333             100            (100)           --              --
Issuance of stock to repay note to NuPharm and
     related accrued interest .....................        244,509             200         293,200            --           293,400
Collection of loans receivable through the
     receipt of stock .............................       (146,668)           (100)       (175,900)           --          (176,000)
Stock- based compensation .........................           --              --           649,100            --           649,100
Derivative instrument liability ...................           --              --        (2,273,700)           --        (2,273,700)
Reclassify fair value of derivative instrument
     liability ....................................           --              --         2,273,700            --         2,273,700
Net loss for the year ended September 30, 2007 ....           --              --              --        (3,279,100)     (3,279,100)
---------------------------------------------------   ------------    ------------    ------------    ------------    ------------
Balance at September 30, 2007 .....................     25,299,547    $     25,300    $ 16,630,000    $(11,302,200)   $  5,353,100
                                                      ============    ============    ============    ============    ============

           See accompanying Notes to Consolidated Financial Statements

                               CNS RESPONSE, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006

                                                                        YEAR ENDED SEPTEMBER 30,
                                                                      --------------------------
                                                                          2007           2006
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..............................................   $(3,279,100)   $    82,600
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Amortization of intangibles ..................................        19,900         79,800
     Allowance for doubtful accounts ..............................          --            4,800
     Gain on derivative instruments ...............................          --       (1,178,500)
     Gain on troubled debt restructuring ..........................          --       (1,079,700)
     Other ........................................................      (106,900)          --
     Stock based compensation .....................................       649,100        369,900
     Non-cash interest expense ....................................       189,800           --
     Changes in operating assets and liabilities:
       Accounts receivable ........................................       (32,900)        (1,700)
       Prepaids and other .........................................       (87,900)       (67,000)
       Accounts payable ...........................................      (271,200)       202,700
       Accrued liabilities ........................................       (59,400)         5,900
       Deferred compensation ......................................         2,100        298,800
       Accrued consulting .........................................         7,400        301,300
       Accrued interest ...........................................        10,200        383,500
                                                                      -----------    -----------
       Net cash used in operating activities ......................    (2,958,900)      (597,600)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in deposits ............................................        (3,000)          --
  Loans to employees ..............................................        (4,200)      (175,900)
                                                                      -----------    -----------
      Net cash used in investing activities .......................        (7,200)      (175,900)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt ...............................................        (5,000)          --
  Proceeds from issuance of convertible promissory notes, net of
    offering costs ................................................          --          500,000
  Proceeds from the sale of preferred stock, net of offering costs      1,779,900           --
  Proceeds from the sale of common stock, net of offering costs ...     6,748,400           --
  Proceeds from exercise of warrants ..............................        28,000           --
                                                                      -----------    -----------
      Net cash provided by financing activities ...................     8,551,300        500,000
                                                                      -----------    -----------
NET INCREASE (DECREASE) IN CASH ...................................     5,585,200       (273,500)
CASH- BEGINNING OF YEAR ...........................................       204,900        478,400

                                                                      -----------    -----------
CASH- END OF YEAR .................................................   $ 5,790,100    $   204,900
                                                                      ===========    ===========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest ......................................................   $     2,300           --
                                                                      ===========    ===========
    Income taxes ..................................................   $       800    $       800
                                                                      ===========    ===========
  Common stock issued for settlement of troubled debt .............          --      $   700,800
                                                                      ===========    ===========
  Conversion of preferred stock into common stock .................     5,958,200           --
                                                                      ===========    ===========
  Conversion of promissory notes and related accrued interest
    into preferred stock ..........................................     4,067,100           --
                                                                      ===========    ===========
  Common stock received as collection of loans receivable .........       176,000           --
                                                                      ===========    ===========
  Derivative instrument liability .................................     2,273,700           --
                                                                      ===========    ===========

           See accompanying Notes to Consolidated Financial Statements

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006


1.       NATURE OF OPERATIONS

ORGANIZATION AND NATURE OF OPERATIONS

         CNS Response, Inc. (the "Company") was incorporated in Delaware on July 10, 1984. The Company utilizes a patented system that guides psychiatrists and other physicians to determine a proper treatment for patients with mental, behavioral and/or addictive disorders. The Company also intends to identify, develop and commercialize new indications of approved drugs and drug candidates for this patient population.

GOING CONCERN UNCERTAINTY

         The Company has a limited operating history and its operations are subject to certain risks and uncertainties frequently encountered by rapidly evolving markets. These risks include the failure to develop or supply technology or services, the ability to obtain adequate financing, competition within the industry and technology trends.

         To date, the Company has financed its cash requirements primarily from debt and equity financings. It will be necessary for the Company to raise additional funds. The Company's liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the ability to expand and retain its customer base, its ability to execute its current business plan and other factors. The Company is currently exploring additional sources of capital but there can be no assurances that any financing arrangement will be available in amounts and terms acceptable to the Company.


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

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006


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

         Pursuant to the terms of the Merger Agreement, CNS Response, Inc. (formerly Strativation, Inc.) paid an advisory fee of $475,000 to Richardson & Patel, LLP, the Company's former legal counsel and a principal shareholder, immediately upon the closing of the Merger. The fee has been expensed as a cost of the merger.

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

THE PRIVATE PLACEMENT

         Immediately following the closing of the Merger, the Company received gross proceeds of approximately $7.0 million from the first closing of a private placement transaction (the "Private Placement") with institutional investors and other high net worth individuals ("Investors"). On May 15, 2007, the Company received additional gross proceeds of $797,300 from the second closing of the Private Placement. Pursuant to Subscription Agreements entered into with these Investors, the Company sold 6,504,758 Investment Units, at $1.20 per Investment Unit. Each Investment Unit consists of one share of Company common stock, and a five year non-callable warrant to purchase three-tenths of one share of the Company common stock at an exercise price of $1.80 per share. The value of the warrants was determined to be $1,674,600 using the Black-Scholes option pricing model with the following assumptions: a volatility rate of 100%, risk free interest rate of 5%, an expected life of five years and zero dividends. The value of the warrants was recorded as a liability in accordance with SFAS No. 133 and EITF 00-19. As of June 22, 2007, the common shares underlying the warrants were registered satisfying the warrant liability. As of such date, the value of the warrants had not changed and thus the recorded amount was reclassified to Stockholders' Equity.

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006


         As partial consideration for services rendered further to the Private Placement, the Company's placement agent was issued 83,333 shares of common stock, warrants to purchase 520,380 shares of Company common stock at an exercise price of $1.44 per share and warrants to purchase 156,114 shares of Company's common stock at exercise price of $1.80 per share . The value of the warrants was determined to be $599,100 using the Black-Scholes option pricing model with the following assumptions: a volatility rate of 100%, risk free interest rate of 5%, an expected life of five years and zero dividends. The value of the warrants was recorded as a liability in accordance with SFAS No. 133 and EITF 00-19. As of June 22, 2007, the common shares underlying the warrants were registered satisfying the warrant liability. As of such date, the value of the warrants had not changed and thus the recorded amount was reclassified to Stockholders' Equity.

         See Notes 4, 6, 7 and 8 for description of other transactions completed concurrently with the completion of the private placement.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of CNS Response, Inc., an inactive parent company, and its wholly owned subsidiary CNS California. All significant intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, doubtful accounts, intangible assets, income taxes, valuation of equity instruments, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

CASH

         The Company deposits its cash with major financial institutions and may at times exceed federally insured limits. The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's short-term financial instruments, including cash, accounts receivable and accounts payable are carried at cost. The cost of the short-term financial instruments approximates fair value due to their relatively short maturities. The carrying value of long-term financial instruments, including notes payable, approximates fair value as the interest rates approximate current market rates of similar debt obligations.

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006


ACCOUNTS RECEIVABLE

         The Company estimates the collectibility of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer. Allowances are provided for specific receivables deemed to be at risk for collection.

INTANGIBLE ASSETS

         Intangible assets consisted of a purchased database recorded at cost and were amortized over an estimated useful life of seven years.

LONG-LIVED ASSETS

         As required by Statement of Financial Accounting Standards ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. No impairment loss was recorded for the years ended September 30, 2007 and 2006.

REVENUES

         The Company recognizes revenue as the related services are delivered.

RESEARCH AND DEVELOPMENT EXPENSES

         The Company charges all research and development expenses to operations as incurred.

ADVERTISING EXPENSES

         The Company charges all advertising expenses to operations as incurred.

STOCK-BASED COMPENSATION

         The Company has adopted SFAS No.  123R,  SHARE-BASED  PAYMENT  (revised
2004) and related interpretations which establish the accounting for equity instruments exchanged for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees' requisite service period, generally the vesting period of the award.

INCOME TAXES

         The Company accounts for income taxes to conform to the requirements of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under the provisions of SFAS 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have already been recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The effects of future

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006


changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

COMPREHENSIVE INCOME (LOSS)

         SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income (loss) is the same as its reported net income (loss) for the years ended September 30, 2007 and 2006.

INCOME (LOSS) PER SHARE

         Basic and diluted net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period.

SEGMENT INFORMATION

         The Company uses the management approach for determining which, if any, of its products and services, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of any reportable segments. Management uses one measurement of profitability and does not disaggregate its business for internal reporting and therefore operates in a single business segment.

RECLASSIFICATIONS

         Certain amounts in prior years have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported operating loss or net income.

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

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006


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

         In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes," which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning in the fiscal year ending September 30, 2008 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

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

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006


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

         In May 2007, Emerging Issues Task Force Issue No.07-4, "Application of the Two-Class Method under FASB Statement No. 128, EARNINGS PER SHARE, to Master Limited Partnerships" or EITF 07-4, was issued. The provisions of this standard are effective for interim and annual reporting periods beginning after December 15, 2007. We do not expect the adoption of EITF 07-4 to have a material impact on our consolidated financial statements.


4.       LOANS TO RELATED PARTIES

         From September 2006 through February 2007, CNS California loaned certain officer, employees and a consultant $171,800 under notes bearing interest at 5.26% per annum, compounded annually, and requiring payment on or after the earlier of (i) the date that is two years following the date of the note, and (ii) a demand by CNS California following the date on which CNS California has received an aggregate of $5,000,000 from the sale(s) of its capital stock provided the assigned value (as defined) of the stock at the time of the demand is more than $1. The notes provided that repayment of the notes could be made in one of the following ways, or in combination of both:

                  (a)      in cash, or

                  (b) by tendering Common Stock of CNS California owned by the borrower, with an aggregate Assigned Value (as defined) equal to the principal and accrued interest on the notes.

         Pursuant to the abovementioned terms and the terms of the merger described in Note 2 above, the Company demanded payment of all such notes upon the completion of the merger and private placement in which the Company raised approximately $7,805,000. The officer who owed the Company $93,900, including interest, repaid the loan by tendering 78,219 shares of the Company's Common Stock to the Company. Certain other employees and consultant repaid their loans by tendering an aggregate of 68,449 shares of the Company's common stock to the Company. None of the aforementioned notes remained outstanding as of September 30, 2007.

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006


5.       TROUBLED   DEBT   RESTRUCTURING--DEFERRED   COMPENSATION   AND  ACCRUED
         CONSULTING FEES

         At September 30, 2005, CNS California owed certain employees and consultants deferred compensation, accrued consulting fees, other compensation-related liabilities and accrued interest thereon aggregating $2,480,900. Due to financial difficulties experienced by CNS California, in
August and September 2006, certain employees and consultants to whom CNS California owed an aggregate of $3,199,400 forgave approximately 80% of the debt and accepted 5,834,117 shares of the Company's common stock (of which 182,952 were restricted), and warrants and options to purchase an aggregate of 270,638 shares of CNS California's common stock at an exercise price of $0.59 per share in full settlement of CNS California's remaining obligations. On the date of transfer, the amounts due to employees and consultants exceeded the aggregate estimated fair value (based on an estimate of $0.12 per share) of the shares, warrants and options transferred by $2,467,700. The gain attributable to employees considered related parties of $1,388,000 has been treated as a capital transaction and included in additional paid-in capital in the accompanying consolidated financial statements. The remaining gain of $1,079,700 has been recorded as a gain on troubled debt restructuring in the accompanying consolidated financial statements.


6.       CONVERTIBLE PROMISSORY NOTES

         CNS California has issued convertible promissory notes with detachable warrants from time to time to fund its operations. The notes bear interest at 8% per year, compounded annually, and are payable on demand. The terms of the notes provide for the (i) conversion of principal and accrued interest into the same type of securities issued by CNS California upon a qualified institutional financing, the amount of which financing varies between notes and ranges from $1 to $4 million, and (ii) conversion price to be equal to the same price as the shares sold in the financing. The notes provide for an aggregate of $2,196,000 in principal to convert automatically and $920,700 to convert at the note holders' options based upon certain financing requirements (as defined).

         Due to the variable conversion price, the notes were potentially convertible into an unlimited number of common shares. Accordingly, CNS California has accounted for the notes under SFAS 133 and EITF 00-19 which require the beneficial conversion feature to be treated as an embedded derivative, recording a liability equal to the estimated fair value of the conversion option. In addition, all non-employee warrants that are exercisable during the period the notes were potentially convertible into an unlimited number of common shares are required to be recorded as liabilities at their fair value. The fair value of the beneficial conversion feature and the warrants were estimated using the Black-Scholes option pricing model. The fair value of the beneficial conversion feature and the warrants and options was recomputed each reporting period with the change in fair value recorded as a gain or loss on derivative instruments.

         In August 2006, CNS California amended its Articles of Incorporation whereby the number of authorized shares was increased to 100,000,000, of which 80,000,000 were designated as common shares and 20,000,000 were designated as preferred shares.

         Since at September 30, 2006, the number of authorized shares was sufficient to accommodate the conversion of all notes, related accrued interest and outstanding warrants, CNS California has reclassified the derivative instrument liability with an estimated fair value of $343,100 to equity in the accompanying consolidated financial statements.

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006


         In October 2006, CNS California and the note holders of certain of the convertible promissory notes converted promissory notes with an aggregate outstanding balance of $3,061,700 and related accrued and unpaid interest of $1,005,400 at September 30, 2006 into 5,993,515 shares of CNS California's Series A Preferred Stock. In addition, the exercise price of warrants to purchase 1,062,116 shares of the Company's common stock was changed to $0.59 per share. The preferred shares were converted into 5,993,515 shares of the Company's common stock upon the completion of the merger described in Note 2.


7.       NOTE PAYABLE TO NUPHARM DATABASE, LLC

         In connection with the January 2000 Asset Purchase Agreement between CNS California and NuPharm Database, LLC (NuPharm) providing for the purchase of a database and the assumption of certain NuPharm liabilities, CNS California issued a subordinated note payable to NuPharm in the amount of $299,900 bearing interest at 8% per year and due on March 15, 2004 and a warrant to purchase 2,800,000 shares of CNS California's common stock at $0.01 per share. The warrant was not exercised before expiring in 2005.

         In October 2006, CNS California and NuPharm agreed to exchange the note and the related accrued interest for a 5% note in the principal amount of $287,400, representing the outstanding principal at September 30, 2006, and warrants to purchase 2,800,000 shares of the CNS California's common stock at $0.01 per share. The note was due and payable on demand five years from the date of issuance, could be prepaid by the Company at any time without penalties and was convertible into shares of common stock of CNS California upon the completion of a financing (as defined) at a price per share of the common stock issued in such financing. The warrant was exercised in October 2006. CNS California valued the warrant at $309,500 using the Black-Scholes model and recorded the excess of the value of the warrant over the forgiven accrued interest of $119,800 as a prepaid asset. The excess was being amortized as interest expense over a period of one year, the expected term of the note when it was issued.

         Pursuant to the abovementioned terms, the note payable to NuPharm and accrued interest thereon were converted into 244,509 shares of the Company's Common Stock upon the completion of the merger and private placement described in Note 2 above. Upon conversion, the entire balance of the unamortized prepaid interest was charged to interest expense.


8.       STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

         The Company is authorized to issue 750,000,000 shares of common stock.

         CNS California is authorized to issue 100,000,000 shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

         As described in Note 5 above, during August and September 2006, CNS California issued 5,834,117 shares of its common stock with a fair value of $700,800 in connection with the restructuring of certain debt. These common shares were converted into 5,834,117 shares of the Company's common stock upon the completion of the merger described in Note 2 above.

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006


         As described in Note 7 above, in October 2006, NuPharm exercised the warrant to purchase 2,800,000 shares of CNS California's common stock at a price of $0.01 per share. These common shares were converted into 2,800,000 shares of the Company's common stock upon the completion of the merger described in Note 2 above.

         As described in Note 6 above, in October 2006, CNS California and the note holders of certain of the convertible promissory notes converted promissory notes with an aggregate outstanding balance of $3,061,700 and related accrued and unpaid interest of $1,005,400 at September 30, 2006 into 5,993,515 shares of the CNS California's Series A Preferred Stock. These preferred shares were converted into 5,993,515 shares of the Company's common stock upon the completion of the merger described in Note 2 above.

         In October, 2006, CNS California sold 1,905,978 Units in a private financing resulting in net proceeds of $1,877,400. Each Unit consists of one share of Series B Preferred Stock and 5-year warrants to purchase .6 shares of the CNS California's common stock at $1.51 per share. Holders of the Series B Preferred Stock were entitled to receive non-cumulative dividends at an annual rate of 4% when, as and if declared by the Board. Each share of the Series B Preferred Stock initially converts into one share of the Company's Common Stock at any time at the option of the holder. However, each share of Series B Preferred Stock will automatically convert into Common Stock at the then applicable conversion rate in the event of (i) the sale of $5,000,000 or more of Common Stock or units consisting of Common Stock and warrants in one or more related transactions; (ii) the closing of an underwritten public offering with a price equal or greater than $1.21 per share and net proceeds to CNS California of not less than $5,000,000, or (iii) upon the written consent of the holders of the majority of the Series A Preferred (see Note 6) in the case of conversion of the Series A Preferred or the Series B Preferred in the case of conversion of the Series B Preferred. All shares of preferred stock were converted into 1,905,978 shares of common stock concurrently with the completion of the Merger.

         As described in Note 2 above, in March and May 2007, the Company sold 6,504,758 Investment Units, at $1.20 per Investment Unit. Each Investment Unit consists of one share of Company common stock, and a five year non-callable warrant to purchase three-tenths of one share of the Company common stock at an exercise price of $1.80 per share.

         As described in Note 2 above, as partial consideration for services rendered further to the private placement, the Company's placement agent was issued 83,333 shares of the Company's common stock.

         As described in Note 7 above, the note payable to NuPharm and accrued interest thereon were converted into 244,509 shares of the Company's Common Stock upon the completion of the merger and private placement described in Note 2 above.

         As described in Note 4 above, an officer and certain employees and consultants repaid their loans to the Company by tendering 146,668 shares of the Company's common stock.

STOCK-OPTION PLAN

         On September 27, 2004, the Company adopted the 2004 Stock Option Plan pursuant to which there were 15,000,000 shares of common stock reserved for issuance and under which the Company may issue incentive stock options, nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The option price for each share of stock subject to an option was to be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006


the option is a NSO ; provided, however, if the option was an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO was to be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options were to have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term was to be five years from the date of grant. ISOs could be granted only to eligible employees. At September 30, 2007, there were no options outstanding under this plan.

         In connection with the Merger described in Note 2, the Company assumed the CNS California stock option plan described below and all of the options granted thereunder at the same price and terms.

         On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options(ISO) or nonstatutory stock options (NSO)), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the board of directors. A total of 10 million shares of stock are reserved for issuance under the 2006 Plan. As of September 30, 2007, there were 7,436,703 options and 183,937 restricted shares outstanding under the 2006 Plan and 2,379,360 shares available for issuance of awards.

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

                             Options granted in    Options granted in    Options granted in
                                fiscal 2006           November 2006         August 2007
------------------------     ------------------    ------------------    ------------------
Dividend yield                           0%                    0%                    0%
------------------------     ------------------    ------------------    ------------------
Risk-free interest rate               5.46%                 5.00%                 4.72%
------------------------     ------------------    ------------------    ------------------
Expected volatility                    100%                  100%                   91%
------------------------     ------------------    ------------------    ------------------
Expected life                       5 years              10 years               5 years
------------------------     ------------------    ------------------    ------------------

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006


         The expense is recognized over the employees' requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the years ended September 30, 2007 and 2006 is as follows:

                                                           For the fiscal year
                                                           ended September 30,
                                                        ------------------------
                                                           2007          2006
----------------------------------------------------    ----------    ----------
Operations .........................................    $   20,100    $   22,000
Research and development ...........................       212,000       141,000
Sales and marketing ................................          --           8,300
General and administrative .........................       417,000       198,600
                                                        ----------    ----------
                     Total .........................    $  649,100    $  369,900
                                                        ==========    ==========


         Total unrecognized compensation as of September 30, 2007 amounted to $1,980,300.

         A summary of stock option activity is as follows:

                                                                       Weighted
                                                                        Average
                                                          Number of    Exercise
                                                           Shares        Price
                                                          ---------   ----------
Outstanding at October 1, 2005
     Granted ..........................................   4,000,403   $     0.13
     Exercised ........................................        --           --
     Forfeited ........................................        --           --
Outstanding at September 30, 2006 .....................   4,000,403   $     0.13

     Granted ..........................................   3,436,300   $     1.07
     Exercised ........................................        --           --
     Forfeited ........................................        --           --
Outstanding at September 30,2007 ......................   7,436,703   $     0.57

Weighted average fair value of options granted during:
     Year ended September 30, 2006 ....................               $     0.09
     Year ended September 30, 2007 ....................               $     0.77


         Following is a summary of the status of options outstanding at September 30, 2007:

                                        Weighted Average
                                           Remaining            Weighted Average
Exercise Price    Number of Shares      Contractual Life         Exercise Price

   $0.12               859,270              10 years                 $0.12
  $0.132             3,112,545               7 years                $0.132
   $0.30               135,700              10 years                 $0.30
   $0.59                28,588              10 years                 $0.59
   $1.09             2,966,989              10 years                 $1.09
   $1.20               333,611               5 years                 $1.20
                     ---------                                      ------
   Total             7,436,703                                       $0.57
                     =========                                      ======

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006


         Following is a summary of the status of options exercisable at September 30, 2007:
                                          Weighted Average
                                             Remaining          Weighted Average
Exercise Price      Number of Shares      Contractual Life       Exercise Price

    $0.12                849,270                9 years              $0.12
   $0.132              3,112,545                6 years             $0.132
    $0.30                 73,825                9 years              $0.30
    $0.59                 28,588                9 years              $0.59
    $1.09                560,583               10 years              $1.09
    $1.20                 83,403                5 years              $1.20
                       ---------                                     -----
                       4,708,214                                     $0.27
                       =========                                     =====


WARRANTS TO PURCHASE COMMON STOCK

         At September 30, 2006, there were warrants outstanding to purchase 3,115,154 shares of the Company's common stock at exercise prices ranging from $0.01 to $0.59 with a weighted average exercise price of $0.28. The warrants expire at various times through 2016 and are still outstanding as of September 30, 2007.

         As described in Note 6, these warrants were initially recorded as a liability at their fair value. Fair value was computed using the Black-Scholes pricing model at each reporting period with the change in fair value recorded as a gain or loss on derivative instruments. For the year ended September 30, 2006, the Company recorded a gain on derivative instruments amounting to $1,178,500. As of September 30, 2006, the warrants were reclassified to equity since the number of authorized shares was increased to accommodate the exercise of all warrants and settlement of warrants was within the control of the Company.

         During the year ended September 30, 2007, the following additional 3,784,199 warrants were granted and are outstanding as of such date:


Warrants to Purchase   Exercise Price         Issued in Connection With:

1,143,587 shares               $1.51    Private placement described in Note 2
7,921 shares                   $1.01    To placement agent for private placement
                                        described in Note 2
4,752 shares                   $1.812   To placement agent for private placement
                                        described in Note 2
1,951,445 shares               $1.80    Private placement completed immediately
                                        after the merger and described in Note 2
520,380 shares                 $1.44    To placement agent for private placement
                                        completed immediately after the merger
                                        and described in Note 2
156,114 shares                 $1.80    To placement agent for private placement
                                        completed immediately after the merger
                                        and described in Note 2

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006


         As described in Note 2, the warrants to purchase 2,107,559 shares of common stock at $1.80 per share and the warrants to purchase 520,380 shares at $1.44 per share were initially recorded as a liability at their fair value. Fair value was computed using the Black-Scholes pricing model. As of June 22, 2007, the common shares underlying the warrants were registered satisfying the warrant liability. As of such date, the value of the warrants had not changed and thus the recorded amount was reclassified to Stockholders' Equity.


9.       INCOME TAXES

         The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance to reduce our deferred tax assets to their estimated realizable value.

         Reconciliations of the provision (benefit) for income taxes to the amount compiled by applying the statutory federal income tax rate to profit
(loss) before  income taxes is as follows for each of the years ended  September
30:

                                                              2007       2006
                                                             ------     ------
Federal income tax (benefit) at statutory rates ...........     (34)%       34%
Non-recognizable (gains) losses from derivative instruments       0%      (483)%
Gain from troubled debt restructured with related parties .       0%       566%
Stock-based compensation ..................................      17%       447%
Non deductible interest expense ...........................       6%        --
Change in valuation allowance .............................      11%      (564)%
State income taxes ........................................       0%         1%
Income tax provision ......................................       0%         1%


         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes relate to the following at September 30, 2007 and 2006:

                                                       2007             2006
                                                   -----------      -----------
Deferred income tax assets:
    Net operating loss carryforward ..........     $ 3,257,800      $ 1,851,000
    Deferred interest, consulting and
       compensation liabilities ..............          14,300          462,500
    Amortization .............................         223,300          215,400
                                                   -----------      -----------
                                                     3,495,400        2,528,900
Deferred income tax liabilities--other .......         (12,100)         (34,600)
                                                   -----------      -----------
Deferred income tax asset--net before
   valuation allowance .......................       3,483,300        2,494,300
Valuation allowance ..........................      (3,483,300)      (2,494,300)
                                                   -----------      -----------
Deferred income tax asset--net ...............     $      --        $      --
                                                   ===========      ===========

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006


         Current and non-current deferred taxes have been recorded on a net basis in the accompanying balance sheet. As of September 30, 2007 we have net operating loss carryforwards of approximately $8.1 million. The net operating loss carryforwards expire by 2027. Utilization of net operating losses and capital loss carryforwards may be subject to the limitations imposed by Section 382 of the Internal Revenue Code. The Company has placed a valuation allowance against the deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced accordingly.


10.      EARNINGS PER SHARE

         In accordance with SFAS 128, "Computation of Earnings Per Share," basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the year ended September 30, 2007, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive. The number of dilutive common equivalent shares for the year ended September 30, 2006 has been determined in accordance with the treasury-stock method.

         A summary of the net income (loss) and shares used to compute net income (loss) per share for the years ended September 30, 2007 and 2006 is as follows:

                                                       2007             2006
                                                   ------------     ------------

Net income (loss) for computation of
    basic net income (loss) per share .........    $ (3,279,100)    $     82,600
Add interest expense relating to
   convertible debt ...........................            --            297,800
                                                   ------------     ------------
Net income (loss) for computation of
   dilutive net income (loss) per share .......    $ (3,279,100)    $    380,400
                                                   ============     ============

Basic net income (loss) per share .............    $      (0.17)    $       0.03
                                                   ============     ============

Diluted net income (loss) per share ...........    $      (0.17)    $       0.00
                                                   ============     ============

Basic weighted average shares outstanding .....      18,778,077        2,836,216
Dilutive common equivalent shares .............            --         30,533,699
                                                   ------------     ------------
Diluted weighted average common shares ........      18,778,077       33,369,915
                                                   ============     ============
Anti-dilutive common equivalent shares
   not included in the computation of
   dilutive net loss per share:
        Convertible debt ......................       6,283,989      323,086,919
        Warrants ..............................       5,372,566        2,496,063
        Options ...............................       4,598,260             --
        Preferred Stock .......................         767,324             --

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006


11.      COMMITMENTS AND CONTINGENT LIABILITIES

LITIGATION

         From time to time the Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company believes that although there can be no assurances as to the disposition of the proceedings, based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company's results of operations or financial condition.

RENT EXPENSE

         The Company leases its headquarters under an operating lease expiring in November 2007 and requiring monthly rentals of $3,500. Total rental expense for the years ended September 30, 2007 and 2006 was $39,100 and $8,300, respectively.

         In November 2007, the Company entered into a new one-year lease for its headquarters at the same location expiring in November 2008 and requiring monthly rentals of $3,600.


12.      SIGNIFICANT CUSTOMERS

         For the year ended September 30, 2007, four customers accounted for 58% of the Company's revenue and 48% of accounts receivable at September 30, 2007.

         For the year ended September 30, 2006, five customers accounted for 75% of the Company's revenue and 29% of accounts receivable at September 30, 2006.


13.      RELATED PARTY TRANSACTIONS

         Convertible promissory notes and accrued interest to related parties amounted to $1,768,300 and $414,300, respectively, at September 30, 2006 and were repaid in October 2006 as described in Note 6 above. Interest expense to related parties amounted to $112,900 for the year ended September 30, 2006.

         Consulting expenses to a director amounted to $10,000 for the year ended September 30, 2006.

         As described in Note 4, in August 2006 CNS California and two of its employees, who were significant shareholders, entered into an agreement whereby the two employees received 4,362,652 shares of the Company's common stock, warrants to purchase 242,050 shares of the Company's common stock at $0.59 per share and options to purchase 28,588 shares of the Company's common stock at $0.59 per share in full settlement of debt aggregating $1,943,100. On the date of transfer, the amounts due to these employees exceeded the aggregate fair value (based on an estimate of $0.12 per share) of the shares, warrants and options transferred by $1,388,000. The gain has been treated as a capital transaction and included in additional paid-in capital in the accompanying consolidated financial statements.

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2007 AND 2006


14.      SUBSEQUENT EVENTS

         On October 1, 2007, the Company entered into an employment agreement with George Carpenter pursuant to which Mr. Carpenter will serve as our President commencing on October 1, 2007. During the period of his employment, Mr. Carpenter will receive a base salary of no less than $180,000 per annum, which is subject to upward adjustment at the discretion of the Chief Executive Officer or the Board of Directors of our Company. In addition, Mr. Carpenter was granted an option to purchase 968,875 shares of our common stock at an exercise price of $0.89 per share pursuant to the Company's 2006 Stock Incentive Plan, which will vest as follows: 121,109 shares will vest on the grant date and the remaining 847,766 shares will vest in equal monthly installments of approximately 20,185 shares over forty-two months beginning seven months after the commencement of Mr. Carpenter's employment.

         On October 24, 2007, the Company signed a letter of intent to acquire the NeuroTherapy Clinic (NTC), a psychiatric clinic in Denver, Colorado. NTC is a center for highly-advanced testing and treatment of neuropsychiatric problems, including learning, attentional and behavior challenges, mild head injuries, as well as depression, anxiety, bipolar and all other common psychiatric disorders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As of September 30, 2007, the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

         During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") no later than January 28, 2008.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") no later than January 28, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") no later than January 28, 2008.

ITEM 12. CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND   DIRECTOR
         INDEPENDENCE

         The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") no later than January 28, 2008.

ITEM 13. EXHIBITS

         See attached Exhibit Index.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") no later than January 28, 2008.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CNS RESPONSE, INC.



                                     By: /s/ Leonard J. Brandt
                                        --------------------------------
                                         Leonard J. Brandt
                                         Chief Executive Officer

                                     Date: December 7, 2007

                                POWER OF ATTORNEY

         The undersigned directors and officers of CNS Response, Inc. do hereby constitute and appoint Leonard J. Brandt and Horace Hertz with full power of substitution and resubstitution, as their true and lawful attorney and agent, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

         SIGNATURE                         TITLE                       DATE
         ---------                         -----                       ----

/s/ Leonard J. Brandt          Chief Executive Officer          December 7, 2007
--------------------------     (Principal Executive Officer)
    Leonard J. Brandt

/s/ George Carpenter           President                        December 7, 2007
--------------------------
    George Carpenter

/s/ Horace Hertz               Chief Financial Officer          December 7, 2007
--------------------------     (Principal Financial and
    Horace Hertz               Accounting Officer)

                               Director                         December _, 2007
--------------------------
    David B. Jones

/s/ Jerome Vaccaro, M.D.       Director                         December 7, 2007
--------------------------
    Jerome Vaccaro, M.D.

/s/ Kevin R. Keating           Director                         December 7, 2007
--------------------------
    Kevin R. Keating

/s/ Henry T. Harbin, M.D.      Director                         December 7, 2007
--------------------------
    Henry T. Harbin, M. D.

                                  EXHIBIT INDEX


EXHIBIT NUMBER  EXHIBIT TITLE

   2.1 Agreement and Plan of Merger between Strativation, Inc., CNS Merger Corporation and CNS Response, Inc. dated as of January 16, 2007. Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on January 22, 2007.
   2.2 Amendment No. 1 to Agreement and Plan of Merger by and among Strativation, Inc., CNS Merger Corporation, and CNS Response, Inc. dated as of February 28, 2007. Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 1, 2007.
   3.1.1 Certificate of Incorporation, dated March 17, 1987. Incorporated by reference to Exhibit No. 3(i) to the Registrant's Form 10-SB (File No. 000-26285) filed with the Commission on June 7, 1999.
   3.1.2 Certificate of Amendment of Certificate of Incorporation, dated June 1, 2004. Incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on June 8, 2004.
   3.1.3 Certificate of Amendment of Certificate of Incorporation, dated August 2, 2004. Incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on August 5, 2004.
   3.1.4 Certificate of Ownership and Merger Merging CNS Response, Inc., a Delaware corporation, with and into Strativation, Inc., a Delaware corporation, dated March 7, 2007. Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.
   3.2 Bylaws. Incorporated by reference to Exhibit No. 3(ii) to the Registrant's Form 10-SB (File No. 000-26285) filed with the Commission on June 7, 1999.
   4.1        2006 CNS Response,  Inc. Option Plan. Incorporated by reference to
              Exhibit 4.1 to the Registrant's Current Report on Form 10-QSB (File No. 000-26285) filed with the Commission on May 15, 2007. *
   4.2        Form  of  Warrant  issued  to  Investors  in  Private   Placement.
              Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.
   10.1 Stock Purchase Agreement by and among the Registrant and George LeFevre, Scott Absher, and the purchasers signatory thereto dated July 18, 2006. Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on July 24, 2006.
   10.2 Amended and Restated Shares for Debt Agreement, dated January 16, 2007 by and between the Registrant and Richardson & Patel LLP 2007. Incorporated by reference to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on January 16, 2007.
   10.3 Amended and Restated Registration Rights Agreement, dated January 16, 2007 by and among the Registrant and the stockholders signatory thereto. Incorporated by reference to Exhibit No. 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on January 16, 2007.

   10.4 Form of Subscription Agreement between the Registrant and certain investors, dated March 7, 2007. Incorporated by reference to
              Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.
   10.5 Form of Indemnification Agreement by and among the Registrant, CNS Response, Inc., a California corporation, and certain individuals, dated March 7, 2007. Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.
   10.6 Form of Registration Rights Agreement by and among the Registrant and certain Investors signatory thereto dated March 7, 2007. Incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.
   10.7 Form of Registration Rights Agreement by and among the Registrant and certain stockholders of the Company signatory thereto dated March 7, 2007. Incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.
   10.8 Employment Agreement by and between the Registrant and George Carpenter dated October 1, 2007. Incorporated by reference to
              Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on October 3, 2007.*
   21.1       Subsidiaries  of the  Registrant.  Incorporated  by  reference  to
              Exhibit 21 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.
   24.1       Power of Attorney (included as part of the Signature Page).
   31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
   31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

*  Management contract or compensatory plan or arrangement.