Form 10KSB/A
period 2007-09-30
CNS RESPONSE, INC.
filed 2008-01-24
CIK 822370

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB

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

At January 7, 2008, the issuer had 25,299,547 shares of Common Stock, $0.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|


================================================================================

                                EXPLANATORY NOTE

         The following Items amend the Annual Report on Form 10-KSB filed by CNS Response, Inc. (the "Company") on December 7, 2007 (the "Form 10-KSB"), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-KSB is hereby amended to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the name, age and position of each of our executive officers and directors as of January 7, 2008.

NAME                      AGE     POSITION
----                      ---     --------
Leonard J. Brandt         51      Chairman of the Board, Chief Executive Officer
                                    and Secretary
Horace Hertz              58      Chief Financial Officer
George Carpenter          49      President
David B. Jones            64      Director
Jerome Vaccaro, M.D.      52      Director
Dr. Henry T. Harbin       60      Director

LEONARD J. BRANDT, DIRECTOR, CHIEF EXECUTIVE OFFICER, SECRETARY & FOUNDER

         Leonard Brandt became our Chairman of the Board, Chief Executive Officer and Secretary upon completion of our merger with CNS California on March 7, 2007. Mr. Brandt is a founder of CNS California, and has served as its President and Chief Executive Officer, and as a member of its Board of Directors since its inception in 2000. Mr. Brandt started his career with Norwest Venture Capital in 1980. In 1983 he became Vice President of Norwest Growth Fund and General Partner of Norwest Venture Partners, where he served until 1990. In this capacity he was primarily responsible for the firm's investments in the healthcare industry, including several involving the behavioral health industry. In 1995 Mr. Brandt founded Time Segment Publishing, Inc and was its President until 1999. In 1999, Mr. Brandt co-founded Embro Vascular, LLC, a provider of technology for least-invasive harvesting of the saphenous vein for heart-bypass surgery. He also individually provided consulting to early stage ventures from 1993 until he co-founded Mill City Venture Consulting in 1998. Mill City Venture Consulting was initially an advisor to NuPharm, Inc., the predecessor of CNS California. Mr. Brandt has been a United States member of the government of New Zealand Trade and Enterprise Advisory Board since 2005. Len holds a Bachelor of Science degree from the College of Commerce at University of Illinois and a Masters of Business Administration from Harvard University.

HORACE HERTZ, CHIEF FINANCIAL OFFICER

         Horace Hertz became our Chief Financial Officer upon completion of our merger with CNS California on March 7, 2007. Mr. Hertz has served as Chief Financial Officer of CNS California since October 15, 2006. From August 2003 to September 2006, Mr. Hertz served as the Chief Operating Officer and Chief Financial Officer of Bankers Integration Group, a financial information company. From April 2002 to August 2003, Mr. Hertz served as Chief Financial Officer of

Infacare Pharmaceutical Corporation, a medication development company. From April 2, 2001 to April 2002, Mr. Hertz served as Interim Chief Executive Officer of Maxoptix, Inc., a hardware company undergoing a restructuring. Prior to that Mr. Hertz served as a Chief Financial Officer for a NASDAQ-listed public company, Aspeon, Inc, a manufacturer of hardware, for 3 years. Mr. Hertz, a Certified Public Accountant, was a partner of Deloitte & Touche, LLP from 1974 to 1991 and has a Masters Degree in Mathematics from the University of California at Irvine.

GEORGE CARPENTER, PRESIDENT

         George Carpenter has served as our President since October 1, 2007. Prior to joining us, Mr. Carpenter was the President & CEO of WorkWell Systems, Inc., a national physical medicine firm that manages occupational health programs for Fortune 500 employers. Prior to his position at WorkWell Systems, Mr. Carpenter founded and served as Chairman and CEO of Core, Inc., a company focused on integrated disability management and work-force analytics. Core was acquired in 2001 by Assurant, Inc. From 1984 to 1990, Mr. Carpenter was a Vice President of Operations with Baxter Healthcare, served as a Director of Business Development and as a strategic partner for Baxter's alternate site businesses. Mr. Carpenter began his career at Inland Steel where he served as a Senior Systems Consultant in manufacturing process control. Mr. Carpenter holds an MBA in Finance from the University of Chicago and a BA with Distinction in International Policy & Law from Dartmouth College.

DAVID B. JONES, DIRECTOR

         David B. Jones has been a director of CNS California since July 2006, and became a director of the company upon completion of our merger with CNS California on March 7, 2007. Mr. Jones currently serves as a partner of Sail Venture Partners, L.P., a position which he has held since 2003. Mr. Jones also currently serves as a director of Earthanol, Inc. From 1998 to 2004, Mr. Jones served as Chairman and Chief Executive Officer of Dartron, Inc., a computer accessories manufacturer. From 1985 to 1997, Mr. Jones was a general partner of InterVen Partners, a venture capital firm with offices in Southern California and Portland, Oregon. From 1979 to 1985, Mr. Jones was President and Chief Executive Officer of First Interstate Capital, Inc., the venture capital affiliate of First Interstate Bancorp. Mr. Jones is a graduate of Dartmouth College and holds Masters of Business Administration and law degrees from the University of Southern California.

JEROME VACCARO, M.D., DIRECTOR

         Jerome Vaccaro, M.D., joined the Board of Directors of CNS California in 2006 and became a director of the company upon completion of our merger with CNS California on March 7, 2007. Dr. Vaccaro is President and Chief Operating Officer of APS Healthcare, Inc, (APS) a privately held specialty healthcare company. Prior to his appointment as president of APS, Mr. Vaccaro served as Senior Vice President with United Health Group's Specialized Care Services. He has served in a number of health care executive roles, most recently as Chief Executive Officer of United Behavioral Health, and before that as President and Chief Executive Officer of PacifiCare Behavioral Health ("PBH"). Dr. Vaccaro has also served as Medical Director of PBH (1996-2001), Chief Executive Officer of PacifiCare Dental and Vision (2002-2004), and Senior Vice President for the PacifiCare Specialty Health Division (2002-2004). Dr. Vaccaro has an extensive background in community mental health and public sector work, including editing the textbook, "Practicing Psychiatry in the Community," which is hailed as the definitive community psychiatry text. Dr. Vaccaro completed medical school and a Psychiatry Residency at the Albert Einstein College of Medicine in New York City. After his training, Dr. Vaccaro served on the full-time faculty of the University of Hawaii (1985-1989) and UCLA (1989-1996) Departments of Psychiatry.

HENRY T. HARBIN, M.D., DIRECTOR

         Henry Harbin, M.D. joined our Board of Directors on October 17, 2007. Dr. Harbin is a Psychiatrist with over 30 years of experience in the behavioral health field. He has held a number of senior positions in both public and private health care organizations. He worked for 10 years in the public mental health system in Maryland serving as Director of the state mental health authority for 3 of those years. He has been CEO of two national behavioral healthcare companies - Greenspring Health Services and Magellan Health Services. At the time he was CEO of Magellan, it was the largest managed behavioral healthcare company managing the mental health and substance abuse benefits of approximately 70 million Americans including persons who were insured by private employers, Medicaid and Medicare. In 2002 and 2003, he served on the President's New Freedom Commission on Mental Health. As a part of the Commission he was chair of the subcommittee for the Interface between Mental Health and General Medicine. In 2005, he served as co-chair of the National Business Group on Health's work group that produced the Employer's Guide to Behavioral Health Services in December 2005. Since 2004, Dr. Harbin has been providing health care consulting services to a number of private and public organizations.

         Except for Mr. Harbin, who was the Chief Executive Officer of Magellan Health Services within two years prior to Magellan Health Services' bankruptcy filing, in the past five years, none of our officers or directors has had any bankruptcy petition filed by or against any business of which such officer or director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. None of our officers and directors have been convicted in a criminal proceeding or are subject to a pending criminal proceeding, excluding traffic violations or similar misdemeanors, nor have they been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities. In addition, none of our officers and directors have been found by a court of competent jurisdiction (in a civil action), the Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated. There are no family relationships among our executive officers and directors.

BOARD COMPOSITION AND COMMITTEES

         Our board of directors currently consists of four members: Leonard Brandt, David Jones, Jerome Vaccaro, and Henry Harbin. Except for Mr. Harbin, who was appointed by our Board of Directors to fill a vacancy created by an expansion in the size of our Board of Directors, each director was elected either at a meeting of shareholders or by written consent of the shareholders. Each of our directors will serve until our next annual meeting or until his or her successor is duly elected and qualified. We do not have a separately designated audit, compensation or nominating committee of our board of directors and the functions customarily delegated to these committees are performed by our full board of directors. We are not a "listed company" under SEC rules and are therefore not required to have separate committees comprised of independent directors. We have, however, determined that David Jones, Jerome Vaccaro and Henry Harbin are "independent" as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market. We have also determined that David Jones qualifies as an "audit committee financial expert" within the meaning of the rules and regulations of the SEC and that each of our other board members are able to read and understand fundamental financial statements and have substantial business experience that results in that member's financial sophistication. Accordingly, our board of directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

         We intend to establish an audit, compensation and nominating committee of our board of directors later this year as we recently expanded our board to include three directors who are independent directors under the applicable rules of the SEC and NASDAQ.

KEY EMPLOYEE

BRIAN MACDONALD, a co-founder of the company, has served as our Director of Engineering since 2000. Prior to receiving his Master of Business Administration from the Wharton School of Business, University of Pennsylvania, in 1990, Brian was trained in operations and chemical engineering. He consulted for Deloitte & Touche Management Consulting from July 1990 to April 1995, KPMG Strategic Services from April 1995 through April 1996, and in private practice from April 1996 until January 1999. Mr. MacDonald's focus throughout this time was in the area of operations and information systems. Brian is co-founder of Mill City Venture Development, an entity founded in January 1999 that consulted for the predecessor company to CNSR. In addition to his Masters of Business Administration, Mr. MacDonald holds a Bachelor of Science degree from the University of Alabama.

SCIENTIFIC AND MEDIA ADVISORS

CNSR's Scientific Advisors and Media Advisors are experts in their field. During their tenure, CNSR Board of Directors and management team utilize their specialized expertise on an as-needed basis.

STEPHEN C. SUFFIN, MD, Advisor, is certified in anatomic and clinical pathology and has published more than 50 scientific papers. Dr. Suffin is a former Investigator at the Laboratory of Infectious Diseases at the National Institute of Allergy and Infectious Diseases and consultant to the Armed Forces Institute of Pathology before returning to the West Coast to become Medical Director at Upjohn's Laboratory Procedures. Dr. Suffin has served as a medical director for SmithKline Beecham and Quest Diagnostics for over 20 years. Additionally, Dr. Suffin is a board certified psychiatrist who has served as the medical director of two psychiatric hospitals and as the Chief Medical Officer of CNS California from its founding in 2000 until 2002.

MAURIZIO FAVA, MD, Advisor, is currently Associate Chief of Psychiatry for Clinical Research and Director of the Depression Clinical and Research Program at the Massachusetts General Hospital and Professor of Psychiatry at Harvard Medical School. Dr. Fava has authored or co-authored more than 200 original articles, edited four books, published more than 50 chapters, 200 abstracts and given more than 200 presentations at national or international meetings. He has received several awards during his career and is on the editorial board of four international medical journals. Dr. Fava's prominence in the field is reflected by his role as the co-principal investigator of STAR*D, the largest study ever conducted in the area of depression.

ALAN SCHATZBERG, MD, Advisor, is the Kenneth T. Norris, Jr., Professor and Chairman of the Department of Psychiatry and Behavioral Sciences at Stanford University. He has authored over 500 publications and abstracts, including the MANUAL OF CLINICAL PSYCHOPHARMACOLOGY, (fifth edition published in 2005), co-edited the TEXTBOOK OF PSYCHOPHARMACOLOGY (third edition 2003) and is Co-Editor-in-Chief of the JOURNAL OF PSYCHIATRIC RESEARCH. He has received numerous awards during his career, including most recently the Distinguished Service in Psychiatry Award from the American College of Psychiatrists and is on the editorial board of several international medical journals. In 2003, Dr. Schatzberg was elected into the Institute of Medicine of the National Academy of Sciences.

MAX A. SCHNEIDER, MD, Medical Advisor to CNSR, Director of Education, Positive Action Center at Chapman Medical Center, Orange, California, is a Fellow and Past President of the American Society of Addiction Medicine (ASAM), a Past Chair of the Board of Directors of the National Council on Alcoholism and Drug

Dependence (NCADD), a former consultant to the Drug and Alcohol Advisory Committee of the U.S. Food and Drug Administration and a Certified Medical Review Officer. He currently serves as a Clinical Professor at the University of California at Irvine where he teaches in their Addiction Medicine program which he founded in 1969. Dr. Schneider has produced ten films and five booklets on addiction. In 1956 he was a member of the research team that developed "mouth to mouth" resuscitation that revolutionized the technique of artificial resuscitation.

GREGORY VISTICA, Advisor to CNSR, is the president of Washington Media Group, Inc., a communications firm that specializes in crisis management. He is also a principal with SAIL Venture Partners, an energy/cleantech venture firm. He is an author and former award-winning investigative journalist who has worked as a correspondent for NEWSWEEK, a contributing writer for THE NEW YORK TIMES MAGAZINE, a staff writer for THE WASHINGTON POST, a producer for 60 MINUTES II, and a military affairs writer for THE SAN DIEGO UNION-TRIBUNE. He has been nominated for an EMMY by CBS News and was a finalist for a PULITZER PRIZE nominated by the New York Times. He won a PEABODY AWARD and THE GEORGE POLK AWARD for his investigative reporting of the "Tailhook Scandal."

CODE OF ETHICAL CONDUCT

         Our board of directors has adopted a Code of Ethical Conduct (the "Code of Conduct") which constitutes a "code of ethics" as defined by applicable SEC rules and a "code of conduct" as defined by applicable NASDAQ rules. We require all employees, directors and officers, including our Chief Executive Officer, President and Chief Financial Officer, to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Financial Officer and other financial officers with respect to full and accurate reporting. The Code of Conduct is available on our website at www.cnsresponse.com and is also filed as an exhibit to this Annual Report on Form 10-KSB/A.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2007, all of our executive officers, directors and the holders of 10% or more of our common stock complied with all Section 16(a) filing requirements, except for Henry Harbin who did not timely file a Form 3, Sail Venture Partners, LLC which did not timely file a Form 3, Richardson & Patel, LLP which did not timely file a Form 3, David Jones who did not timely file a Form 3, and Leonard Brandt who did not timely file a Form 3.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal year ended September 30, 2007 (i) as to each person serving as our Chief Executive Officer during our fiscal year ended September 30, 2007, (ii) as to our most highly compensated executive officer other than our Chief Executive Officer who was serving as an executive officer at the end of our fiscal year ended September 30, 2007, whose compensation exceeded $100,000 and (iii) as to each other individual, who was not an executive officer as of our fiscal year ended September 30, 2007, whose compensation exceeded $100,000. The people listed in the table below are referred to as our "named executive officers".

                              FISCAL YEAR                                                       ALL OTHER
NAME AND                         ENDED                                          OPTION        COMPENSATION
PRINCIPAL POSITION           SEPTEMBER 30,     SALARY ($)      BONUS ($)        AWARDS ($)       ($)(7)         TOTAL ($)
--------------------------   -------------   -------------   -------------   -------------    -------------   -------------
Leonard Brandt (Chief            2007             175,000               0      1,025,600 (3)        18,000       1,218,600
Executive Officer,
Director)(1)
                                 2006             175,000          10,000        196,500 (4)        59,700         441,200

Silas Phillips (2) (former       2007                   0               0              0                 0               0
Chief Executive Officer)
                                 2006                   0               0              0                 0               0

Horace Hertz (Chief              2007             143,750               0        515,400 (5)             0         659,150
Financial Officer)

Brian McDonald                   2007             120,000               0        257,700 (6)             0         377,700

(1) For the fiscal years ended 2005 and 2006, Mr. Brandt agreed to forgo payment of his salary and allow CNS California to accrue such compensation. In August 2006, Mr. Brandt agreed to settle his claims for compensation through September 30, 2006 in the aggregate amount of $1,106,900 in exchange for the issuance of 298,437 shares of CNS California common stock, which were exchanged for 298,437 shares of our common stock upon the closing of the Merger on March 7, 2007.

(2) Silas Phillips was appointed the CEO, President, CFO, Secretary and sole Director of the company on July 18, 2006. Mr. Phillips resigned from all of his positions with the company upon the closing of the merger with CNS California on March 7, 2007. Mr. Phillips did not receive any compensation for serving as an officer and director of the company.

(3) The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: grant date fair value of $1.09; dividend yield of 0; risk free interest rate of 4.72%; expected volatility of 91% and an expected life of 5 years.

(4) Represents options to purchase 2,124,740 shares of our common stock for which the CNS California common stock underlying the originally issued options were exchanged upon the closing of the Merger. The options are fully vested and exercisable at $0.132 per share. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: grant date fair value of $0.132; dividend yield of 0; risk free interest rate of 5.5%; expected volatility of 100% and an expected life of 5 years.

(5) The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: grant date fair value of $1.09; dividend yield of 0; risk free interest rate of 4.72%; expected volatility of 91% and an expected life of 5 years.

(6) The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: grant date fair value of $1.09; dividend yield of 0; risk free interest rate of 4.72%; expected volatility of 91% and an expected life of 5 years.

(7) Relates to insurance premiums paid on behalf of Mr. Brandt by the company.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

         We compensate our executive officers through a combination of a base salary, a cash bonus, and options to purchase shares of our common stock. We did not pay any bonuses to our executive officers during our fiscal year ended 2007 as we desired to retain our cash to fund our growth. The bonuses paid to our executive officers in fiscal year ended 2006 were determined by our Board of Directors, and were based on the performance of the executive officer and the company. We do not have a formal plan for determining the compensation of our executive officers. All agreements with our named executive officers that provide for payments to such named executive officers at, following or in connection with the resignation, retirement or other termination of such named executive officers, or a change in control of our company or a change in the responsibilities of such named executive officers following a change in control are set forth below under the heading "Employment Agreements."

EMPLOYMENT AGREEMENTS

         On October 1, 2007, after our 2007 fiscal year end, we entered into an Employment Agreement (the "Employment Agreement") with George Carpenter pursuant to which Mr. Carpenter serves as our President. During the period of his employment, Mr. Carpenter will receive a base salary of no less than $180,000 per annum, which is subject to upward adjustment at the discretion of the Chief Executive Officer or our Board of Directors. In addition, pursuant to the terms of the Employment Agreement, on October 1, 2007, Mr. Carpenter was granted an option to purchase 968,875 shares of our common stock at an exercise price of $0.89 per share pursuant to our 2006 Stock Incentive Plan, which vests as follows: 121,109 shares vested on the grant date and the remaining 847,766 shares will vest in equal monthly installments of approximately 20,185 shares over forty-two months beginning seven months after the commencement of Mr. Carpenter's employment with us, subject to Mr. Carpenter's continued employment with us. In the event of a change of control transaction, Mr. Carpenter's options are subject to partial acceleration. Mr. Carpenter will be entitled to four weeks vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we may offer our employees from time to time.

         Mr. Carpenter's employment is on an "at-will" basis, and Mr. Carpenter may terminate his employment with us for any reason or for no reason. Similarly, we may terminate Mr. Carpenter's employment with or without cause. If we terminate Mr. Carpenter's employment without cause or Mr. Carpenter involuntarily terminates his employment with us, Mr. Carpenter shall be eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum upon termination. If Mr. Carpenter is terminated by us for cause, or if Mr. Carpenter voluntarily terminates his employment, he will not be entitled to any severance.

         The Company has no other employment agreements with its executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

         The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended September 30, 2007. None of the named executive officers exercised options during the fiscal year ended September 30, 2007.

                                 Number of Securities Underlying
                                     Unexercised Options (#)
                           --------------------------------------------
                                                                           Option Exercise       Option Expiration
          Name                 Exercisable           Unexercisable             Price ($)                Date
-------------------------- --------------------- ---------------------- ---------------------- ----------------------
Leonard Brandt (1)              2,124,740                  0                    0.132             August 11, 2011
                                  83,403                250,208                 1.20              August 8, 2012
                                 323,627                645,262                 1.09              August 8, 2017
-------------------------- --------------------- ---------------------- ---------------------- ----------------------
Horace Hertz ((2))                  0                   651,249                 1.09              August 8, 2017
-------------------------- --------------------- ---------------------- ---------------------- ----------------------
Brian MacDonald (3)              714,076                   0                    0.132             August 11, 2011
                                 101,758                223,867                 1.09              August 8, 2017
-------------------------- --------------------- ---------------------- ---------------------- ----------------------

(1) On August 8, 2007, Mr. Brandt was granted options to purchase 1,302,500 shares of our common stock. The options are exercisable at $1.20 per share as to 333,611 shares and $1.09 per share as to 968,889 shares. The options to purchase 333,611 shares vest as follows: options to purchase 83,403 shares vested on August 8, 2007, the date of grant; options to purchase 243,250 shares vest in equal monthly amounts of 6,950 shares over 35 months commencing on January 31, 2008; the remaining options to purchase 6,958 shares vest on December 31, 2010. The options to purchase 968,889 shares vest as follows: options to purchase 269,357 shares vested on August 8, 2007, the date of grant; options to purchase 135,675 shares vest in equal monthly amounts of 27,135 shares over 5 months beginning on August 31 2007; options to purchase 543,276 shares vest in equal monthly of 20,138 shares over 27 months beginning on January 31, 2008; the remaining options to purchase 20,131 shares vest on April 30, 2010.

(2) On August 8, 2007, Mr. Hertz was granted options to purchase 651,249 shares of our common stock. The options are exercisable at $1.09 per share and vest as follows: options to purchase 162,812 vested on October 15, 2007; options to purchase 474,880 shares vest in equal monthly amounts of 13,568 over 35 months beginning November 30, 2007; the remaining options to purchase 13,557 vest on October 15, 2010.

(3) On August 8, 2007, Mr. MacDonald was granted options to purchase 325,625 shares of our common stock. The options are exercisable at $1.09 per share and vest as follows: options to purchase 101,758 shares vested prior to September 30, 2007; options to purchase 223,867 shares vest in equal monthly installments of 6,784 shares over 32 months commencing on October 1, 2007; the remaining options to purchase 6,779 shares vest on June 30, 2010.

DIRECTOR COMPENSATION

         During our fiscal year ended September 30, 2007, our non-employee directors did not receive compensation for their services on our board. We do not pay management directors for board service in addition to their regular employee compensation. Going forward, we intend to compensate our non-employee directors with a combination of cash payments and option grants. In addition, even though we did not reimburse directors for travel expenses associated with attendance at Board meetings during our fiscal year ended September 30, 2007 (as no such expenses were incurred), it is our policy to reimburse directors for such travel expenses.

         After our fiscal year end, on December 19, 2007, we granted Mr. Harbin options to purchase 20,000 shares of our common stock at an exercise price of $0.80 per share under our 2006 Stock Incentive Plan. The options expire on December 19, 2017. The options vest in equal installments of 5,000 shares on each of June 19, 2008, December 19, 2008, June 19, 2009, and December 19, 2009. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: grant date fair value of $0.80; dividend yield of 0; risk free interest rate of 4.0%; expected volatility of 113% and an expected life of 10 years.

2004 STOCK INCENTIVE PLAN

         On September 27, 2004, we adopted our 2004 Stock Option Plan pursuant to which there were 15,000,000 shares of common stock reserved for issuance and under which we may issue incentive stock options, nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The option price for each share of stock subject to an option was to be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO; provided, however, if the option was an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO was to be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options were to have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term was to be five years from the date of grant. ISOs could be granted only to eligible employees. At September 30, 2007, there were no options outstanding under this plan, and we intend to terminate this plan in the near future.

2006 STOCK INCENTIVE PLAN

         On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the "2006 Plan"). On March 7, 2007, in connection with the closing of the merger transaction with CNS California, we assumed the CNS California stock option plan and all of the options granted under the plan at the same price and terms. The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or nonstatutory stock options (NSO)), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the board of directors. A total of 10 million shares of stock are reserved for issuance under the 2006 Plan. As of September 30, 2007, there were 7,436,703 options and 183,937 restricted shares outstanding under the 2006 Plan and 2,379,360 shares available for issuance of awards. The 2006 Plan provides that in any calendar year, no eligible employee or director shall be granted an award to purchase more than 3 million shares of stock. The option price for each share of stock subject to an option shall be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO; provided, however, if the option is an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO shall be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term is five years from the date of grant. ISOs may be granted only to eligible employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table presents information regarding the beneficial ownership of our common stock as of January 1, 2008 by each of our executive officers, each of our directors, all of our directors and executive officers as a group, and each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

         Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options from the Company that are currently exercisable or exercisable within 60 days of January 1, 2008 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

         The information presented in this table is based on 25,299,547 shares of our common stock outstanding on January 1, 2008. Unless otherwise indicated, the address of each of the named executive officers, directors, director nominees and 5% or more stockholders named below is c/o CNS Response, Inc., 2755 Bristol St., Suite 285, Costa Mesa, CA 92626.

                                                            NUMBER OF SHARES
                                                           BENEFICIALLY OWNED
                                                       -------------------------
                                                                      PERCENTAGE
                                                                      OF SHARES
NAME OF BENEFICIAL OWNER                                  NUMBER     OUTSTANDING
------------------------                               -----------   -----------

EXECUTIVE OFFICERS AND DIRECTORS:

Leonard Brandt (1)                                      9,078,888          31.1%
   Director, Chief Executive Officer
   and Secretary

David B. Jones(2)                                       4,338,521          16.4%
   Director

Dr. Jerome Vaccaro                                         15,000             *
   Director (3)

Dr. Henry Harbin                                           18,000             *
   Director (4)

Horace Hertz                                              217,084             *
   Chief Financial Officer (5)

George Carpenter                                          121,109             *
   President (6)

Directors and officers as a group
   (6 persons) (7)                                     13,788,602          44.7%

5% STOCKHOLDERS:

Stephen C. Suffin (8)                                   1,260,316           5.0%

Sail Venture Partners LP (2)                            4,338,521          16.4%

Brian MacDonald(9)                                      2,092,128           8.0%

W. Hamlin Emory (10)                                    1,312,866           5.1%

Heartland Value Fund (11)                               2,340,000           9.1%

EAC Investment Limited Partnership (12)                 1,766,279           6.8%

LMA SPC for and on behalf of Map 2
Segregated Portfolio;
Partner Healthcare Offshore Fund, Ltd.;
Partner Healthcare Fund, L.P. (13)                      1,625,000           6.3%

*       Less than 1%

(1) Consists of (a) 5,138,991 shares of common stock (including 540,000 shares owned by Mr. Brandt's children), and 3,939,897 shares of common stock issuable upon the exercise of vested and exercisable options and warrants held by Mr. Brandt.

(2) Consists of (a) 3,109,406 shares of Common Stock and (b) 1,229,115 shares of Common Stock issuable upon the exercise of vested and exercisable warrants held by Sail Venture Partners, LP. Sail Venture Partners, LLC is the general partner of Sail Venture Partners, L.P.. The unanimous vote of the managing members of Sail Venture Partners, LLC (who are Walter Schindler, Alan Sellers, Thomas Cain, and David B. Jones), is required to voting and make investment decisions over the shares held by this selling stockholder. The address of Sail Venture Partners, L.P. is 600 Anton Blvd., Suite 1750, Costa Mesa, CA 92626.
(3) Consists of options to acquire 15,000 shares of common stock issuable upon the exercise of vested and exercisable options.
(4) Consists of options to acquire 18,000 shares of common stock issuable upon the exercise of vested and exercisable options.
(5) Consists of options to acquire 217,084 shares of common stock issuable upon the exercise of vested and exercisable options.
(6) Consists of options to acquire 121,109 shares of common stock issuable upon the exercise of vested and exercisable options.
(7) Consists of 8,248,397 shares of common stock and 5,540,205 shares of common stock issuable upon the exercise of vested and exercisable options and warrants.
(8) Consists of 965,422 shares of common stock and 294,894 shares of common stock issuable upon the exercise of vested and exercisable options and warrants held by Mr. Suffin.
(9) Consists of 1,242,375 shares of common stock and 849,753 shares of common stock issuable upon the exercise of vested and exercisable options to purchase common stock. The address of Brian MacDonald is 4007 Beard Ave. South, Minneapolis, MN 55410.
(10) Consists of 1,015,334 shares of common stock and 297,532 shares of common stock issuable upon the exercise of vested and exercisable options to purchase common stock. The address of Mr. Emory is 9663 Santa Monica Blvd., Suite 221, Beverly Hills, CA 90210.
(11)     Consists  of  1,800,000  shares of  common  stock  and  540,000  shares reserved for issuance upon exercise of warrants to purchase common stock. Heartland Group Value Fund is affiliated with Hartland Investor Services, LLC, a registered broker/dealer and member of NASD. Heartland Group Value Fund purchased or otherwise acquired its shares in the ordinary course of business and, at the time of such purchase/acquisition, had no agreements or understandings, directly or indirectly, with any person, to distribute the securities to be resold. Mr.Paul T. Beste, Vice President & Secretary of Heartland Group Inc., exercises voting and investment authority over the shares held by this selling stockholder. The address of the selling stockholder is c/o Brown Brothers Harriman, 140 Broadway St., New York, NY 10005.
(12) Consists of 1,249,846 shares of common stock and 516,433 shares of common stock issuable upon the exercise of warrants to purchase common stock. Anthony Morgentheau exercises voting and investment authority over the shares held by this selling stockholder. The address of the selling stockholder is 380 Leucadendra Drive, Cora Gables, FL 33156.
(13) Consists of 224,110 shares of common stock and 67,233 shares reserved for issuance upon exercise of warrants to purchase common stock held by LMA SPC for and on behalf of Map 2 Segregated Portfolio; 651,090 shares of common stock and 195,327 shares reserved for issuance upon exercise of certain warrants to purchase common stock held by Partner Healthcare Fund, LP, and 374,800 shares of common stock and 112,440 shares reserved for issuance upon exercise of warrants to purchase common stock held by Partner Healthcare Offshore Fund, Ltd. Eric Moore, as the Chief Financial Officer of Partner Healthcare Offshore Fund, Ltd., exercises voting and investment authority over the shares held by Partner Healthcare Offshore Fund, Ltd. Eric Moore, as the Chief Financial Officer of Partner Healthcare Fund, L.P., exercises voting and investment authority over the shares held by Partner Healthcare Fund, L.P.. Robert P. Swan, as Director, exercises voting and investment authority over the shares held by LMA SPC for and on behalf of Map 2 Segregated Portfolio. The address of each of the stockholders is One Market Plaza, Steuart Tower, 22nd Floor, San Francisco, CA 94105.

CHANGES IN CONTROL

         We do not have any arrangements which may at a subsequent date result in a change in control.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth certain information regarding our equity compensation plans as of September 30, 2007.

--------------------------    --------------------------    --------------------------    ------------------------------
                               NUMBER OF SECURITIES TO          WEIGHTED-AVERAGE              NUMBER OF SECURITIES
                               BE ISSUED UPON EXERCISE          EXERCISE PRICE OF            REMAINING AVAILABLE FOR
                               OF OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,        FUTURE ISSUANCE UNDER EQUITY
PLAN CATEGORY                    WARRANTS AND RIGHTS           WARRANTS AND RIGHTS             COMPENSATION PLANS
--------------------------    --------------------------    --------------------------    ------------------------------
Equity compensation
plans approved by
security holders..........            7,436,703                       $0.57                        17,379,360

Equity compensation
plans not approved by
security holders..........                    0                           0                                 0

Total.....................            7,436,703                       $0.57                        17,379,360


ITEM 12. CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND   DIRECTOR
         INDEPENDENCE

CNS CALIFORNIA

         Except as follows, since September 30, 2005, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which CNS California is or will be a party:

         o in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last three completed fiscal years; AND

         o in which any director, executive officer, other stockholders of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

         From August 2000 through February 2003, Leonard J. Brandt, together with Meyerlen, LLC, a company in which Mr. Brandt owned a controlling interest, loaned CNS California a total of approximately $718,900 and purchased warrants to purchase approximately 945,750 shares of CNS California common stock, pursuant to the terms of certain Note and Warrant Purchase Agreements. In October 2006, Mr. Brandt agreed to cancel the promissory notes and convert the loans, including all outstanding principal and accrued interest thereon, into 1,218,741 shares of CNS California's Series A-1 Preferred Stock and 255,306 shares of CNS California's Series A-2 Preferred Stock. At the closing of the Merger, the 1,218,741 shares of CNS California's Series A-1 Preferred Stock and 255,306 shares of CNS California's Series A-2 Preferred Stock converted into an aggregate of 1,474,047 shares of our Common Stock. Subsequent to the closing of the Merger, Meyerlen, LLC was dissolved, and ownership of all of the shares of our Common Stock formerly held by Meyerlen, LLC were distributed to Mr. Brandt.

         In connection with the consummation of an asset purchase transaction in January 2000, by and between Mill City/CNS, LLC and NuPharm, Mill City issued to NuPharm Database, LLC a certain Promissory Note dated January 11, 2000 (the "Original NuPharm Note") pursuant to which Mill City was obligated to pay NuPharm an aggregate principal amount of $299,923.00 together with interest pursuant to the payment schedule set forth in the Original NuPharm Note. In January 2000, Mill City contributed substantially all of its assets, including those securing the Original Note, to CNS California, and CNS California assumed certain debts and obligations of Mill City, including Mill City's obligations under the Original NuPharm Note. In October 2006, CNS California entered into an agreement with NuPharm to cancel the Original NuPharm Note in consideration for the extension of the expiration date of a Warrant to purchase CNS California Common Stock held by NuPharm and a new promissory note in the principal amount of $287,423 (the "New NuPharm Note"). Upon the closing of the Private Placement, the principal and accrued interest through December 31, 2006 on the New NuPharm Note automatically converted into 244,509 shares of our Common Stock.

         In May 2005, April 2006 and July 2006, Odyssey Venture Partners II, L.P. (now called Sail Venture Partners LP) of which David Jones is a partner, loaned CNS California an aggregate of approximately $999,400 and purchased warrants to purchase approximately 523,305 shares of CNS California common stock, pursuant to the terms of certain Note and Warrant Purchase Agreements. In October 2006 Odyssey Venture Partners II, L.P. agreed to cancel the promissory notes and convert the loans, including all outstanding principal and accrued interest thereon, into 1,693,899 shares of CNS California's Series A-1 Preferred Stock and 52,907 shares of CNS California's Series A-2 Preferred Stock. At the closing of the Merger, the 1,693,899 shares of CNS California's Series A-1 Preferred Stock and 255,306 shares of CNS California's Series A-2 Preferred Stock converted into an aggregate of 1,949,205 shares of our Common Stock.

         On August 11, 2006, Mr. Brandt was granted an option to purchase 2,124,740 shares of CNS California's common stock for an exercise price of $0.132 per share pursuant to CNS California's 2006 Stock Incentive Plan. At the closing of the Merger, the option to purchase 2,124,740 shares of CNS California's common stock was converted into the right to purchase an aggregate of 2,124,740 shares of our Common Stock at an exercise price of $0.132 per share.

         In September 2006, CNS California entered into multiple settlement agreements with its employees and consultants with respect to compensation accrued for services provided to CNS California. Pursuant to CNS California's settlement agreement with Mr. Brandt, CNS California issued to Mr. Brandt 1,519,366 shares of its common stock in settlement of accrued compensation due in the amount of $1,258,705. In connection with this settlement, CNS California loaned Mr. Brandt approximately $91,700 to pay the withholding tax on the value of such shares, which loan was evidenced by a promissory note. Immediately following the closing of the Merger, the loan to Mr. Brandt was repaid by Mr. Brandt returning to us 78,219 shares of our common stock having a value equal to the loan amount plus accrued interest thereon. Under a separate Settlement Agreement, Mr. Brandt was issued 1,827,827 shares of CNS California's common stock in settlement of amounts owed for reimbursement for business expenses paid by Mr. Brandt through July 2006. At the closing of the Merger, the 1,519,366 shares of CNS California's common stock issued pursuant to the first of the aforementioned settlement agreements, and the 1,827,827 shares of CNS California's common stock issued pursuant to the second of the aforementioned settlement agreements converted into an aggregate of 3,347,193 shares of our Common Stock.

         In October 2006, Odyssey Venture Partner II, L.P. (now called Sail Venture Partners LP) invested $800,000 in CNS California's mezzanine financing and received 792,080 shares of CNS California's Series B Preferred Stock and warrants to purchase 475,248 shares of CNS California's common stock. David B. Jones is one of the two board members that were designated by the holders of CNS California's Series B Preferred Stock pursuant to a Voting Agreement entered into in connection with the mezzanine financing and note conversion transaction. At the closing of the Merger, David B. Jones was appointed as a director of the company.

CNS RESPONSE, INC. (A DELAWARE CORPORATION)

         Other than the transactions described below, since September 30, 2005, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

         o in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last three completed fiscal years; and

         o in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

NeoTactix, Inc. Consulting Agreement

         Prior to the Merger, on June 22, 2004, the Company and NeoTactix (NTX) entered into a Business Consulting Agreement ("NeoTactix Agreement") pursuant to which NeoTactix agreed to provide certain business consulting services, in exchange for 4,500,000 shares of the Company's common stock (on a pre-reverse stock split basis). On August 24, 2004, our board elected both managing partners of NTX, Scott Absher and George LeFevre, to our board of directors, and also elected Mr. Absher as CEO and Mr. LeFevre as CFO and Secretary. The Company and NTX agreed that the compensation shares issued by the Company to affiliates of NTX would be cancelled and returned to the Company if, prior to October 31, 2005, the Company had not achieved certain benchmarks pursuant to the NeoTactix Agreement. On October 5, 2005, the NeoTactix Agreement was extended to October 31, 2006. On May 31, 2006, the Board of the Company approved the waiver of the forfeiture clause contained in the NeoTactix Agreement and it was deemed fully performed, and then terminated.

Stock Purchase Agreement

         Prior to the Merger, on July 18, 2006, the Company entered into a Stock Purchase Agreement with seventeen accredited investors pursuant to which the Company agreed to issue 3,800,000 shares of the Company's common stock (76,000 shares of our common stock after taking into account our 1-for-50 reverse stock split which became effective on January 10, 2007) to the purchasers. The Company received an aggregate of $237,669 as consideration for the share issuance. In addition, these investors acquired shares in private transactions with certain of our stockholders, and acquired a majority stake in our issued and outstanding shares. In connection with these transactions, effective July 18, 2006, Mr. Scott Absher and Mr. George LeFevre resigned as officers and members of the board of directors, and Mr. Silas Philips was appointed our Chief Executive Officer, Chief Financial Officer, Secretary, and sole director. Mr. Phillips was an investor in this private placement.

Debt Cancellation Agreements

         Prior to the Merger, on July 28, 2006, Scott Absher, our former CEO, was paid a sum of $33,943 in full satisfaction of outstanding debt payable to him by the Company pursuant to a Debt Cancellation Agreement. The remaining balance of $47,612 including accrued interest was forgiven. Our former CFO, George LeFevre, also agreed to forgive all of his outstanding debt, including accrued interest, of $12,353 payable to the Company pursuant to a separate Debt Cancellation Agreement.

Notes Payable

         Prior to the Merger, on July 28, 2006, the principal balance of the notes payable to related parties of $28,800 were satisfied. All related interest was forgiven by related parties.

Private Placement

         On March 7, 2007, Odyssey Venture Partners II, L.P. (now called Sail Venture Partners LP), invested an aggregate of $447,000 in our Private Placement and in exchange were issued 372,500 shares of our Common Stock and a warrant to purchase 111,750 shares of our common stock at an exercise price of $1.80 per share. Mr. Jones, a director of the company, is a partner of Sail Venture Partners, L.P.

Transactions with Henry Harbin

         Prior to his appointment as a Director, Dr. Harbin has been party to several transactions with us. On March 7, 2007, Dr. Harbin participated in the first closing of our private placement transaction (the "Private Placement"), pursuant to which we received gross proceeds of approximately $7.0 million from institutional investors and other high net worth individuals. In the first closing of the Private Placement, we sold 5,840,374 "Investment Units" at $1.20 per Investment Unit. Each Investment Unit consists of one share of our common stock, and a five year non-callable warrant to purchase three-tenths of one share of our common stock, at an exercise price of $1.80 per share. Mr. Harbin received 8,334 shares of our common stock and a warrant to purchase 2,501 shares of our common stock as a result of his investment in the company.

         In addition, since June 2007, Dr. Harbin has acted as a strategic advisor to the company, and has advised us on our marketing initiatives. As compensation for his services as an advisor, on August 8, 2007, we granted Dr. Harbin a non-qualified option to purchase 24,000 shares of our common stock at an exercise price of $1.09 per share. Options to purchase 6,000 shares vested on the date of grant, and the remaining 18,000 shares vest in equal installments of 2,000 shares on each monthly anniversary of the grant date for a period of nine months.

TRANSACTIONS WITH PROMOTERS AND CONTROL PERSONS

         Prior to the Merger, which closed on March 7, 2007, Strativation, Inc. (now called CNS Response, Inc.) existed as a "shell company" with nominal assets whose sole busines was to identify, evalutate and investigate various companies to acquire or with which to merge.

Shares for Debt Agreement

         Prior to the Merger, on January 11, 2007, we entered into a Shares For Debt Agreement with Richardson & Patel LLP ("R&P"), our former legal counsel, pursuant to which we agreed to issue and R&P agreed to accept 645,846 restricted shares of our common stock (the "Shares") as full and complete settlement of a portion of the total outstanding debt in the amount of $261,202 that we owed to R&P for legal services (the "Partial Debt"). On January 15, 2007, the company and R&P agreed to amend and restate the Shares for Debt Agreement to increase the number of Shares to be issued in settlement of such Partial Debt to 656,103 restricted shares of our common stock, which then represented 75.5% of our issued and outstanding common stock.

Registration Rights Agreement

         On January 11, 2007, we entered into a Registration Rights Agreement in connection with the above referenced Shares For Debt Agreement with R&P and various other stockholders of the Corporation signatory thereto ("Majority Stockholders") in connection with the shares of the company acquired pursuant to the Shares For Debt Agreement and certain other previously disclosed or privately negotiated transactions that took place on or around July 18, 2006. On January 15, 2007, the company and the Majority Stockholders agreed to amend and restate the Registration Rights Agreement to provide registration rights to the Majority Stockholders for up to 767,101 shares of our common stock held or to be acquired by them.

Merger Agreement

         On January 16, 2007, we entered into an Agreement and Plan of Merger with CNS Response, Inc., a California corporation (or CNS California), and CNS Merger Corporation, a California corporation and our wholly-owned subsidiary that was formed to facilitate the acquisition of CNS California. On March 7, 2007, the merger with CNS California closed, CNS California became our wholly-owned subsidiary, and we changed our name from Strativation, Inc. to CNS Response, Inc..

         At the Effective Time of the Merger (as defined in the Merger Agreement, as amended on February 23, 2007), MergerCo was merged with and into CNS California, the separate existence of MergerCo ceased, and CNS California continued as the surviving corporation at the subsidiary level. We issued an aggregate of 17,744,625 shares of our common stock to the stockholders of CNS California in exchange for 100% ownership of CNS California. Additionally, we assumed an aggregate of 8,407,517 options to purchase shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as previously issued by CNS California. Pursuant to the merger agreement, our former sole director and executive officer, Silas Phillips, resigned as a director and executive officer of our company effective as of the closing of the Merger, and the directors and officers of CNS California were appointed to serve as directors and officer of our company. Except for the Merger Agreement, as amended, and the transactions contemplated by that agreement, neither CNS California, nor the directors and officers of CNS California serving prior to the consummation of the Merger, nor any of their associates, had any material relationship with us, or any of our directors and officers, or any of our associates prior to the merger. Following the Merger, the business conducted by the company is the business conducted by CNS California.

ITEM 13. EXHIBITS

         See attached Exhibit Index.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed for professional services rendered by Cacciamatta Accountancy Corporation for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB's or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006 were $137,000 and $78,500, respectively.

         The aggregate fees billed for professional services rendered by Spector & Wong, LLP for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our Form

10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2006 was $17,500.

AUDIT-RELATED FEES

         Cacciamatta Accountancy Corporation billed us an aggregate of approximately $0 and $0 in fees for assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2007 and September 30, 2006, respectively.

         Spector & Wong, LLP billed us an aggregate of $0 in fees for assurance and related services related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2006.

TAX FEES

         The aggregate fees to be billed by Cacciamatta Accountancy Corporation for professional services rendered for tax compliance, tax advice, and tax planning during our fiscal years ending September 30, 2006 and September 30, 2007 were $0 and $0, respectively.

         The aggregate fees to be billed by Spector & Wong for professional services rendered for tax compliance, tax advice, and tax planning during our fiscal year ending December 31, 2006 was $1,000.

ALL OTHER FEES

         None.

AUDIT COMMITTEE POLICIES AND PROCEDURES

         Our Audit Committee, which consists of our entire Board of Directors, is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. During each of the fiscal years ended September 30, 2007 and September 30, 2006, respectively, our Board of Directors pre-approved 100% of the services described above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CNS RESPONSE, INC.



                                       By: /s/ Leonard J. Brandt
                                          --------------------------------
                                           Leonard J. Brandt
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                                       Date: January 23, 2008

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                       TITLE                      DATE
           ---------                       -----                      ----

 /s/ Leonard J. Brandt            Chief Executive Officer,      January 23, 2008
-----------------------------     Chairman of the Board,
    Leonard J. Brandt             Secretary
                                  (Principal Executive
                                  Officer)

 /s/ George Carpenter             President                     January 23, 2008
-----------------------------
    George Carpenter

 /s/ Horace Hertz                 Chief Financial Officer       January 23, 2008
-----------------------------     (Principal Financial and
      Horace Hertz                Accounting Officer)

 /s/ David B. Jones               Director                      January 23, 2008
-----------------------------
     David B. Jones

                                  Director
-----------------------------
  Jerome Vaccaro, M.D.

 /s/ Henry T. Harbin              Director                      January 23, 2008
-----------------------------
 Henry T. Harbin, M.D.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER        EXHIBIT TITLE
-------       -------------

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

   4.1        2006 CNS Response,  Inc. Option Plan. Incorporated by reference to
              Exhibit 4.1 to the Registrant's Current Report on Form 10-QSB (File No. 000-26285) filed with the Commission on May 15, 2007.*

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

EXHIBIT
NUMBER        EXHIBIT TITLE
-------       -------------

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

   10.8 mployment Agreement by and between the Registrant and George Carpenter dated October 1, 2007. Incorporated by reference to
              Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on October 3, 2007.*

   14.1       CNS Response, Inc. Code of Ethical Conduct

   21.1       Subsidiaries  of the  Registrant.  Incorporated  by  reference  to
              Exhibit 21 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.

   24.1 Power of Attorney (included as part of the Signature Page of the form 10-KSB) (1)

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

---------------
*        Management contract or compensatory plan or arrangement.
(1)      Previously filed.