Form 10QSB
period 2007-12-31
CNS RESPONSE, INC.
filed 2008-02-14
CIK 822370

================================================================================





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2007

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

         As of February 1, 2008, the issuer had 25,927,486 shares of common stock, par value $.001 per share, issued and outstanding.

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

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the
         three months ended December 31, 2007 and 2006.........................3

         CONDENSED CONSOLIDATED BALANCE SHEETS as of December 31, 2007
         (unaudited) and September 30, 2007....................................4

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         three months ended December 31, 2007 and 2006.........................5

         Unaudited Condensed Consolidated Statements of Stockholders'
         Equity and Comprehensive Income (Loss) for the three months ended December 31, 2007 and 2006......................................6

         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............17

Item 3.  Controls and Procedures..............................................42

PART II  OTHER INFORMATION....................................................43

Item 6.  Exhibits.............................................................43

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                               CNS RESPONSE, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the three months ended
                                                          December 31,
                                                     2007              2006
                                                 ------------      ------------

Revenues ...................................     $     58,700      $     46,600
                                                 ------------      ------------

Operating expenses:
  Cost of revenues (including
   amortization expense of $0
   in 2007 and $19,900 in 2006) ............           37,900            47,000
  Research and development .................          372,500           180,100
  Sales and marketing ......................           38,700            26,000
  General and administrative ...............          671,600           194,200
                                                 ------------      ------------

    Total operating expenses ...............        1,120,700           447,300
                                                 ------------      ------------

Operating (loss) ...........................       (1,062,000)         (400,700)
                                                 ------------      ------------

Other income (expense):
  Interest income (expense), net ...........           54,000           (51,000)
  Other income .............................                0            51,800
                                                 ------------      ------------
    Total other income .....................           54,000               800
                                                 ------------      ------------

Loss before income taxes ...................       (1,008,000)         (399,900)
Income taxes ...............................              800              --
                                                 ------------      ------------
Net loss ...................................     $ (1,008,800)     $   (399,900)
                                                 ============      ============

Net loss per share:
  Basic ....................................     $      (0.04)     $      (0.02)
  Diluted ..................................     $      (0.04)     $      (0.02)

Shares used in per share calculations:
  Basic ....................................       25,299,547        18,094,483
  Diluted ..................................       25,299,547        18,094,483


          See accompanying Notes to Consolidated Financial Statements.

                               CNS RESPONSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    December 31,   September 30,
                                                       2007            2007
                                                    (unaudited)
                                                   ------------    ------------

ASSETS

Current assets:
  Cash .........................................   $  5,122,400    $  5,790,100
  Accounts receivable (net of
   allowance for doubtful accounts of
   $ 17,200(unaudited) as of December
   31, 2007 and $ 17,200 as of
   September 30, 2007) .........................         55,000          59,200
  Prepaid and other ............................        158,500         159,000
                                                   ------------    ------------
    Total current assets .......................      5,335,900       6,008,300

Other assets ...................................         24,500           4,100
                                                   ------------    ------------

    Total assets ...............................   $  5,360,400    $  6,012,400
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable  (including amounts
   due to related parties of $5,000
   (unaudited) as of  December 31, 2007
   and $5,000 as of September 30, 2007) ........   $    175,600    $    219,400
  Accrued liabilities ..........................        207,500         207,500
  Deferred compensation (including
   $ 55,500 (unaudited) and $56,700 to
   related parties as of December 31,
   2007 and September 30, 2007,
   respectively) ...............................         73,200          73,400
  Accrued consulting fees ......................         55,200          73,200
  Accrued interest .............................         37,300          35,800
  Convertible promissory notes .................         50,000          50,000
                                                   ------------    ------------

    Total current liabilities ..................        598,800         659,300
                                                   ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value;
   authorized, 750,000,000 shares,
   issued  and outstanding, 25,299,547
   shares as of December 31, 2007 and
   September 30, 2007 ..........................         25,300          25,300
  Additional paid-in capital ...................     17,047,300      16,630,000
  Accumulated deficit ..........................    (12,311,000)    (11,302,200)
                                                   ------------    ------------

    Total stockholders' equity .................      4,761,600       5,353,100
                                                   ------------    ------------

    Total liabilities and stockholders' equity .   $  5,360,400    $  6,012,400
                                                   ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                               CNS RESPONSE, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the three months ended
                                                            December 31,
                                                        2007           2006
                                                    -----------     -----------

Cash flows from operating activities:
  Net (loss) ...................................    $(1,008,800)    $  (399,900)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Amortization ...............................         26,700          19,900
    Other ......................................           --            (4,400)
    Stock-based compensation ...................        417,300             900
    Changes in operating assets and
      liabilities:
      Accounts receivable ......................          4,200             100
      Prepaids and other current assets ........        (26,200)        (43,800)
      Accounts payable .........................        (43,800)       (128,200)
      Accrued liabilities ......................           --             1,300
      Deferred compensation ....................           (200)          7,900
      Accrued consulting fees ..................        (18,000)         11,300
      Accrued interest .........................          1,500           5,300
                                                    -----------     -----------
Net cash used in operating activities ..........       (647,300)       (529,500)
                                                    -----------     -----------

Cash flows from investing activities:
  Increase in other assets .....................        (20,400)         (3,000)
  Loans to employees ...........................           --            (2,400)
                                                    -----------     -----------

Net cash used in investing activities ..........        (20,400)         (5,400)
                                                    -----------     -----------

Cash flows from financing activities:
  Proceeds from sale of preferred stock ........           --         1,731,000
  Proceeds from exercise of warrants ...........           --            28,000
  Deferred offering costs ......................           --           (50,400)
                                                    -----------     -----------

Net cash provided by financing activities ......           --         1,708,600
                                                    -----------     -----------

Net increase (decrease) in cash ................       (667,700)      1,173,600
Cash, beginning of period ......................      5,790,100         204,900
                                                    -----------     -----------
Cash, end of period ............................    $ 5,122,400     $ 1,378,500
                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest ..................................    $      --       $      --
                                                    ===========     ===========
     Income taxes ..............................    $       800     $      --
                                                    ===========     ===========


          See accompanying Notes to Consolidated Financial Statements.

                               CNS RESPONSE, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                                         Additional
For the three months ended December 31, 2007                      Common Stock            Paid-in      Accumulated
                                                             Shares         Amount        Capital        Deficit           Total
                                                          ------------   ------------   ------------   ------------    ------------

BALANCE - September 30,2007 ...........................     25,299,247   $     25,300   $ 16,630,000   $(11,302,200)   $  5,353,100
Stock- based compensation .............................           --             --          417,300           --           417,300
Net loss for the three months ended December 31, 2007 .           --             --             --       (1,008,800)     (1,008,800)
                                                          ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2007 ..........................     25,299,247   $     25,300   $ 17,047,300   $(12,311,000)   $  4,761,600
                                                          ============   ============   ============   ============    ============

For the three months ended December 31, 2006

BALANCE - September 30,2006 ...........................      7,903,107   $      7,900   $  2,822,100   $ (8,023,100)   $ (5,193,100)
Forgiveness of accrued interest from NuPharm and
    issuance and exercise of warrants by NuPharm ......      2,800,000          2,800        334,800           --           337,600
Conversion of convertible promissory notes and
    accrued interest ..................................      5,993,515          6,000      4,061,100           --         4,067,100
Issuance of stock in connection with mezzanine
    financing, net of offering costs of $33,900 .......      1,905,978          1,900      1,889,200           --         1,891,100
Issuance of stock for settlement of debt ..............         11,015           --            1,300           --             1,300
Stock-based compensation ..............................            900           --              900
Issuance of options in settlement of accrued consulting
    fees ..............................................           --             --           27,000           --            27,000
Net loss for the three months ended December 31, 2006 .           --             --             --         (399,900)       (399,900)
                                                          ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2006 ..........................     18,613,615   $     18,600   $  9,136,400   $ (8,423,000)   $    732,000
                                                          ============   ============   ============   ============    ============


          See accompanying Notes to Consolidated Financial Statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of CNS Response, Inc. ("CNS," "we," "us," "our" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiary CNS California (see Note 2). Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of December 31, 2007 and our operating results, cash flows, and changes in stockholders' equity for the interim periods presented. The September 30, 2007 balance sheet was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements and the related notes should be read in conjunction with our financial statements and notes for the year ended September 30, 2007 which are included in our current report on Form 10-KSB, filed with the Securities and Exchange Commission on December 7, 2007.

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

         The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2008.

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

         PRINCIPAL TERMS OF THE MERGER

         On March 7, 2007, Merger Sub was merged with and into CNS California, the separate existence of Merger Sub ceased, and CNS California continued as the surviving corporation at the subsidiary level. Pursuant to the Merger, the issued and outstanding shares of common stock of CNS California were converted into an aggregate of 9,845,132 shares of Company Common Stock, and the issued and outstanding shares of Series A and B preferred stock of CNS California (see Notes 4 and 6) were converted into 5,993,515 and 1,905,978 shares of Company Common Stock, respectively. In addition warrants and options to purchase shares of common stock of CNS California were converted into warrants and options to purchase 4,271,414 and 4,136,103 shares of Company Common Stock, respectively. Following the Merger, the business conducted by the Company is the business conducted by CNS California.

         Pursuant to the terms of the Merger Agreement, CNS Response, Inc. paid an advisory fee of $475,000 to Richardson & Patel, LLP, the Company's former legal counsel and a principal shareholder, immediately upon the closing of the Merger. The fee has been expensed as a cost of the merger.

         Immediately after the closing of the Merger, and without taking into consideration the Private Placement Offering, the issuance of shares of common stock to repay the note to NuPharm Database, LLC (see Note 6) and the tendering to the Company of shares of common stock by an officer and certain employees to repay their loans to CNS California 9 (see Note 4), the Company had outstanding 18,696,948 shares of common stock, options to purchase 4,136,103 shares of common stock and warrants to purchase 4,271,414 shares of common stock.

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

         As partial consideration for services rendered further to the Private Placement, the Company's placement agent was issued 83,333 shares of common stock, warrants to purchase 520,380 shares of Company common stock at an exercise price of $1.44 per share and warrants to purchase 156,114 shares of Company's common stock at exercise price of $1.80 per share. The value of the warrants was determined to be $599,100 using the Black-Scholes option pricing model with the following assumptions: a volatility rate of 100%, risk free interest rate of 5%, an expected life of five years and zero dividends. The value of the warrants has been recorded as a liability in accordance with SFAS No. 133 and EITF 00-19. As of June 22, 2007, the common shares underlying the warrants were registered satisfying the warrant liability. As of such date, the value of the warrants had not changed and thus the recorded amount was reclassified to Stockholders' Equity.

         See Notes 4, 6, 7, and 8 for description of other transactions completed concurrently with the completion of the private placement.

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

         Pursuant to the abovementioned terms and the terms of the merger described in Note 2 above, the Company demanded payment of all such notes upon the completion of the merger and private placement in which the Company raised approximately $7,805,000. The officer who owed the Company $93,900, including interest, repaid the loan by tendering 78,219 shares of the Company's Common Stock to the Company. Certain other employees and consultant repaid their loans by tendering an aggregate of 68,449 shares of the Company's common stock to the Company. None of the aforementioned notes remained outstanding as of December 31, 2007.

5.       CONVERTIBLE PROMISSORY NOTES

         In October 2006, CNS California and the note holders of certain convertible promissory notes converted notes with an aggregate outstanding balance of $3,061,700 and related accrued and unpaid interest of $1,005,300 at September 30, 2006 into 5,993,515 shares of CNS California Series A Preferred Stock. In addition, the exercise price of warrants to purchase 1,062,116 shares of the CNS California common stock issued to such note holders was changed to $0.59 per share. As described in Note 2 upon the merger with Strativation, the preferred shares were converted into 5,993,515 shares of the Company's common stock and the warrants were converted into warrants to purchase 1,062,116 shares of the Company's common stock at $0.59 per share. The consolidated financial statements of the Company presented reflect the issuance of these shares as common stock.

6.       NOTE PAYABLE TO NUPHARM DATABASE, LLC

         In connection with the January 2000 Asset Purchase Agreement between CNS California and NuPharm Database, LLC (NuPharm) providing for the purchase of a database and the assumption of certain NuPharm liabilities, CNS California issued a subordinated note payable to NuPharm in the amount of $299,900 bearing interest at 8% per year and due on March 15, 2004 and a warrant to purchase 2,800,000 shares of CNS California common stock at $0.01 per share. The warrant was not exercised before expiring in 2005.

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

7.       PRIVATE PLACEMENT-SERIES B PREFERRED STOCK

         In October, 2006, CNS California sold 1,905,978 Units in a private financing resulting in net proceeds of $1,877,400. Each Unit consists of one share of Series B Preferred Stock and 5-year warrants to purchase .6 shares of the CNS California's common stock at $1.51 per share. Holders of the Series B Preferred Stock were entitled to receive non-cumulative dividends at an annual rate of 4% when, as and if declared by the Board. Each share of the Series B Preferred Stock initially converts into one share of the Company's Common Stock at any time at the option of the holder. However, each share of Series B Preferred Stock will automatically convert into Common Stock at the then applicable conversion rate in the event of (i) the sale of $5,000,000 or more of Common Stock or units consisting of Common Stock and warrants in one or more related transactions; (ii) the closing of an underwritten public offering with a price equal or greater than $1.21 per share and net proceeds to CNS California of not less than $5,000,000, or (iii) upon the written consent of the holders of the majority of the Series A Preferred (see Note 4) in the case of conversion of the Series A Preferred or the Series B Preferred in the case of conversion of the Series B Preferred. All shares of preferred stock were converted into 1,905,978 shares of common stock concurrently with the completion of the Merger described in Note 2. The consolidated financial statements of the Company presented reflect the issuance of these shares as common stock.

8.       STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

         As  of  December  31,  2007,   the  Company  was  authorized  to  issue
750,000,000 shares of common stock.

         As of December 31, 2007, CNS California was authorized to issue 100,000,000 shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

         In October 2006, CNS California issued 5,993,515 shares of its preferred stock in connection with the conversion of notes payable described in
Note 5. All of these shares of preferred stock were converted into 5,993,515 shares of the Company's common stock concurrently with the completion of the Merger described in Note 2.

         In October and November 2006, CNS California issued 1,905,978 shares of its preferred stock in connection with the private placement described in Note
6. All of these shares of preferred stock were converted into 1,905,978 shares of the Company's common stock concurrently with the completion of the Merger described in Note 2.

STOCK OPTION PLAN

         On September 27, 2004, the Company adopted the 2004 Stock Option Plan pursuant to which there were 15,000,000 shares of common stock reserved for issuance and under which the Company may issue incentive stock options, nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The option price for each share of stock subject to an option was to be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO ; provided, however, if the option was an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO was to be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options were to have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term was to be five years from the date of grant. ISOs could be granted only to eligible employees. At December 31, 2007, there were no options outstanding under this plan.

         In connection with the Merger described in Note 2, the Company assumed the CNS California stock option plan described below and all of the options granted thereunder at the same price and terms.

         On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options(ISO) or nonstatutory stock options (NSO)), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the board of directors. A total of 10 million shares of stock are reserved for issuance under the 2006 Plan. As of December 31, 2007, there were 8,545,578 options and 183,937 restricted shares outstanding under the 2006 Plan and 1,271,025 shares available for issuance of awards.

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

                              Options      Options       Options     Options      Options
                             granted in   granted in   granted in   granted in   granted in
                               fiscal      November      August      October      December
                                2006         2006         2007         2007         2007
                              --------     --------     --------     --------     --------
Dividend yield ............          0%           0%           0%           0%           0%
Risk-free interest rate ...       5.46%        5.00%        4.72%        4.60%        4.00%
Expected volatility .......        100%         100%          91%         105%         113%
Expected life .............    5 years     10 years      5 years      5 years      5 years

         The expense is recognized over the employees' requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the quarters ended December 31, 2007 and 2006 is as follows:

                                                  For the quarter ended
                                                       December 31,
                                                    2007         2006
                                                  --------     --------

                         Operations .........     $  4,000     $      0
           Research and development .........       75,500          500
                Sales and marketing .........            0            0
         General and administrative .........      337,800          400
                                                  --------     --------
                              Total .........     $417,300     $    900
                                                  ========     ========


         Total unrecognized compensation as of December 31, 2007 amounted to $2,395,900.

         A summary of stock option activity is as follows:

                                                                        Weighted
                                                                        Average
                                                           Number of    Exercise
                                                            Shares       Price
                                                           ---------   ---------

Outstanding at October 1, 2005
     Granted ...........................................   4,000,403   $    0.13
     Exercised .........................................        --          --
     Forfeited .........................................        --          --
Outstanding at September 30, 2006 ......................   4,000,403   $    0.13

     Granted ...........................................   3,436,300   $    1.07
     Exercised .........................................        --          --
     Forfeited .........................................        --          --
Outstanding at September 30,2007 .......................   7,436,703   $    0.57

     Granted ...........................................   1,108,875   $    0.88
     Exercised .........................................        --          --
     Forfeited .........................................        --          --
Outstanding at December 31,2007 ........................   8,545,578   $    0.61

Weighted average fair value of options granted during:
     Year ended September 30, 2006 .....................        --     $    0.09
     Year ended September 30, 2007 .....................        --     $    0.77
     Quarter ended December 31, 2007 ...................        --     $    0.70


         Following is a summary of the status of options outstanding at December 31, 2007:

                                          Weighted Average
                                             Remaining          Weighted Average
Exercise Price      Number of Shares      Contractual Life       Exercise Price

     $0.12               859,270             10 years                  $0.12
    $0.132             3,112,545              7 years                 $0.132
     $0.30               135,700             10 years                  $0.30
     $0.59                28,588             10 years                  $0.59
     $0.80               140,000             10 years                  $0.80
     $0.89               968,875             10 years                  $0.89
     $1.09             2,966,989             10 years                  $1.09
     $1.20               333,611              5 years                  $1.20
                     ------------                                ------------
     Total             8,545,578                                       $0.61
                     ============                                ============


         Following is a summary of the status of options exercisable at December 31, 2007:

                                          Weighted Average
                                             Remaining          Weighted Average
Exercise Price      Number of Shares      Contractual Life       Exercise Price

     $0.12               849,270              9 years                  $0.12
    $0.132             3,112,545              6 years                 $0.132
     $0.30                94,450              9 years                  $0.30
     $0.59                28,588              9 years                  $0.59
     $0.80                 5,000             10 years                  $0.80
     $0.89               121,109             10 years                  $0.89
     $1.09               863,375             10 years                  $1.09
     $1.20                83,403              5 years                  $1.20
                     ------------                                ------------
                       5,157,740                                       $0.33
                     ============                                ============

WARRANTS TO PURCHASE COMMON STOCK

         All warrants described below were issued by CNS California and assumed by the Company under the terms of the Merger agreement described in Note 2.

         At September 30, 2007, there were warrants outstanding to purchase 6,899,353 shares of the Company's common stock at exercise prices ranging from $0.01 to $1.812 with a weighted average exercise price of $1.04. The warrants expire at various times through 2017. No warrants were issued or exercised during the quarter ended December 31, 2007. Accordingly, all warrants are outstanding at December 31, 2007.

9.       NET LOSS PER SHARE

         In accordance with SFAS 128, "Computation of Earnings Per Share," basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the quarters ended December 31, 2007 and 2006, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

         Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share are as follows:

                                                     Quarter ended December 31,
                                                      2007                2006
                                                   ---------           ---------

Convertible debt .......................           4,995,000           9,791,103
Warrants ...............................           6,899,353           4,271,414
Options ................................           8,545,578           4,136,103

10.      SUBSEQUENT EVENTS

         On January 15, 2008, the Company acquired all of the outstanding common stock of Neuro-Therapy Clinic, PC in exchange for a non-interest bearing note payable of $300,000 payable in equal monthly installments over 36 months.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONDENSED CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF CNS RESPONSE, INC. FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND, 2006 AND CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES AND ARE BASED ON THE BELIEFS AND ASSUMPTIONS OF OUR MANAGEMENT AS OF THE DATE HEREOF BASED ON INFORMATION CURRENTLY AVAILABLE TO OUR MANAGEMENT. USE OF WORDS SUCH AS "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "ESTIMATES," "SHOULD," "FORECASTS," "GOAL," "LIKELY" OR SIMILAR EXPRESSIONS, INDICATE A FORWARD-LOOKING STATEMENT. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS WE MAKE. SEE "RISK FACTORS" ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB FOR A DISCUSSION OF CERTAIN RISKS ASSOCIATED WITH OUR BUSINESS. WE DISCLAIM ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS FOR ANY REASON.

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

         Trademarked as Referenced-EEGSM ("rEEG SM"), this patented technology allows CNS to create and provide simple reports ("rEEG Reports") that specifically guide physicians to treatment strategies based on the patient's own physiology. The vast majority of these patients were considered long-term "treatment-resistant", the most challenging, high-risk and expensive category to treat.

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

         Since our inception, we have generated significant net losses. As of December 31, 2007, we had an accumulated deficit of $12.3 million and incurred operating losses of $1.0 million for the three months then ended. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, scale up of our commercial organization, and other general corporate purposes. Research and development projects include the completion of clinical trials which are necessary to validate the efficacy of our products and services across different types of behavioral disorders, the enhancement of the CNS Database and the identification of new medication that are often combinations of approved drugs.

         HISTORY

         Our historical operations prior to March 7, 2007 reflect only the operations of CNS Response, Inc., a California corporation ("CNS California"). Prior to March 7, 2007, we existed as a "shell company" with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On March 7, 2007, we consummated a merger transaction in which we acquired all of the outstanding ownership interests of CNS California in exchange for our issuance of an aggregate of 17,744,625 shares of our common stock. Additionally, we assumed an aggregate of 8,407,517 options to purchase shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as previously issued by CNS California. At the closing of the merger transaction, CNS California became our wholly-owned subsidiary. From a historical perspective, CNS California was deemed to have been the acquirer in the reverse merger and CNS California is deemed the survivor of the reorganization.

         FINANCIAL OPERATIONS OVERVIEW

         REVENUES

         We derive our revenues from the sale of rEEG Reports to physicians. Physicians are generally billed upon delivery of the rEEG Report. The list prices of our rEEG Reports range from $200 to $800, with $400 being the most frequent charge.

         COST OF REVENUES

         Cost of revenues represents the cost of direct labor, and costs associated with external processing, analysis and consulting review necessary to render an individualized test result. Costs associated with performing our test are recorded as tests are processed. We are currently evaluating the feasibility of hiring our own personnel to perform most of the processing and analysis necessary to render a rEEG Report.

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

RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2007
                    AND THREE MONTHS ENDED DECEMBER 31, 2006

       The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                           2007         2006
                                                         --------     --------

Revenues .............................................        100%         100%
Cost of revenues .....................................         65          101
                                                         --------     --------

Gross profit .........................................         35           (1)
Research and development .............................        635          386
Sales and marketing ..................................         66           56
General and administrative expenses ..................      1,144          417
                                                         --------     --------

Operating loss .......................................     (1,810)        (860)
Other income, net ....................................         91            2
                                                         --------     --------

Net loss .............................................     (1,719)%       (858)%
                                                         ========     ========



       REVENUES

                                                THREE MONTHS ENDED
                                                   DECEMBER 31,         PERCENT
                                                 2007        2006       CHANGE
                                               --------    --------    --------

Revenues .....................................   $ 58,700   $ 46,600         26%


         The number of rEEG Reports delivered for the period increased from 136 in 2006 to 167 in 2007 while the price per report remained constant at approximately $400. We recently hired a new president whose main focus is the commercialization of our product, and accordingly, we expect to begin to scale up our sales and marketing efforts in fiscal 2008. However, we do not expect to drive broader adoption of reports based on our rEEG technology until the completion in late 2008 of our multi-site clinical study to validate the efficacy of our product. Accordingly, we anticipate that revenues will not increase materially until fiscal 2009.

       COST OF REVENUES

                                                THREE MONTHS ENDED
                                                   DECEMBER 31,         PERCENT
                                                 2007        2006       CHANGE
                                               --------    --------    --------

Cost of revenues ............................   $ 37,900   $ 47,000        (19%)


         Cost of revenues consists of payroll costs, consulting costs, charges relating to the amortization of the CNS Database and other miscellaneous charges. Costs of revenues decreased for the three month period ended December 31, 2007 since the CNS Database was fully amortized in the quarter ended December 31, 2006. Consulting costs represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report. We expect costs of revenues will increase as an absolute number as we deliver more rEEG Reports. However, we expect cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency.

       RESEARCH AND DEVELOPMENT

                                                THREE MONTHS ENDED
                                                   DECEMBER 31,         PERCENT
                                                 2007        2006       CHANGE
                                               --------    --------    --------

Research and development .....................   $372,500   $180,100        107%


         Research and development expenses consist of clinical studies, costs to identify indications of approved drugs and drug candidates, patent costs, consulting fees, payroll costs, expenses related to database enhancements, and other miscellaneous costs. Research and development costs increased for the three month period ended December 31, 2007 from the three month period ended December 31, 2006 as a result of increases in: (i) expenses relating to clinical studies, (ii) recruiting costs, and (iii) payroll costs. The increase in expenses relating to clinical studies is attributable to our expansion and acceleration of a clinical study with the goal of driving market acceptance of our rEEG technology. Recruiting costs increased as we intensified our search for various employees. Payroll increased due to stock-based compensation. We expect research and development expenses to continue to increase as we attempt to accelerate the identification of approved drugs and drug candidates, complete studies to validate the efficacy of our product, acquire new data for our database and hire additional employees.

          SALES AND MARKETING

                                                THREE MONTHS ENDED
                                                   DECEMBER 31,         PERCENT
                                                 2007        2006       CHANGE
                                               --------    --------    --------

Sales and marketing ..........................   $ 38,700   $ 26,000         49%

         For the three month period ended December 31, 2007, sales and marketing expenses were $38,700 consisting primarily of payroll costs of $18,800, consulting fees of $11,100 and production of marketing materials of $7,300. For the quarter ended December 31, 2006 sales and marketing expenses were $26,000 consisting of payroll costs and production of marketing materials. The increase in sales and marketing costs is attributable to the hiring of consultants to expand our sales and marketing efforts. We expect sales and marketing costs to increase in fiscal 2008 as we continue to expand our sales and marketing efforts.

          GENERAL AND ADMINISTRATIVE EXPENSES

                                                THREE MONTHS ENDED
                                                   DECEMBER 31,         PERCENT
                                                 2007        2006       CHANGE
                                               --------    --------    --------

General and administrative expenses .......    $671,600    $194,200         246%


         General and administrative expenses for the three months ended December 31, 2007 primarily relate to salaries (including stock-based compensation), costs associated with being a public company and professional fees. General and administrative expenses for the three months ended December 31, 2006 primarily relate to salaries and professional fees. The increase in general and administrative expenses for the three month period ended December 31, 2007 is primarily attributable to increases in payroll due to the hiring of a new president, stock-based compensation of $417,300, and increases in the costs associated with being a public company. Costs associated with being a public company include certain legal and accounting costs, premiums for directors and officers insurance and costs for investor relations. We expect general and administrative costs to continue to increase as we expand our staff and incur costs associated with being a public reporting company.

          INTEREST INCOME (EXPENSE)

                                                THREE MONTHS ENDED
                                                   DECEMBER 31,         PERCENT
                                                 2007        2006       CHANGE
                                               --------    --------    --------

Interest Income (Expense), net .............   $ 54,000   $(51,000)        *

* Not meaningful


         For the three month period ended December 31, 2007, net interest income was $54,000 and consisted of interest income of $55,700 offset by interest expense of $1,700. For the three month period ended December 31, 2006, net interest expense was $51,000 and consisted of interest expense from promissory notes and other interest bearing accounts of $54,500 offset by interest income of $3,500. The increase in interest income is attributable to the investment of funds received from the Private Placement of $7.8 million completed in May 2007. The decrease in interest expense is attributable to the repayment of substantially all convertible debt and other interest bearing accounts. We expect net interest income to decrease as available cash decreases due to expected operating losses.

         OTHER INCOME

                                                THREE MONTHS ENDED
                                                    DECEMBER 31,        PERCENT
                                                 2007        2006       CHANGE
                                               --------    --------    --------

Other Income ...............................   $      0    $ 51,800        *

* Not meaningful


       Other income for the three month period ended December 31, 2006 was $51,800 and consisted of gains from settlement of payables. Other income for the three month period ended December 31, 2007 was zero. The decrease in other income is attributable to the settlement of accounts payable at a discount to the recorded amounts in 2006.

       NET LOSS

                                     THREE MONTHS ENDED
                                        DECEMBER 31,                  PERCENT
                                  2007               2006             CHANGE
                              -----------        -----------        -----------

Net Loss ..............       $(1,008,800)       $  (399,900)               152%


       The increase in net loss of $608,900 is due primarily to an increase in stock-based compensation of $416,400, increases in the cost of clinical studies and increases in payroll due to the hiring of a new president. We expect to incur net losses for the next few years as we continue to improve our rEEG technology and reaffirm its validity through clinical studies, attempt to accelerate the identification of approved drugs and drug candidates, increase the penetration of our products in the marketplace, and hire additional personnel.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2007, we had cash and cash equivalents of approximately $5.1 million and a working capital balance of approximately $4.5 million. As of December 31, 2006, we had cash and cash equivalents of approximately $1.4 million and a working capital balance of approximately $302,900. Our positive cash balance results primarily from funds received in connection with the Private Placement of $7.8 million completed in May 2007.

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

         CASH FLOWS

         We have satisfied our working capital requirements primarily through the sale of equity securities and through debt financings. For the three months ended December 31, 2007, we had a net decrease in cash of $667,700. Cash flows from operating, financing and investing activities for the three months ended December 31, 2007 and 2006 are summarized in the following table:

                                                          THREE MONTHS
                                                        ENDED DECEMBER 31,
                                                 -------------------------------
ACTIVITY:                                            2007              2006
                                                 -----------        -----------
Operating activities .....................       $  (647,300)       $  (529,500)
Investing activities .....................           (20,400)            (5,400)
Financing activities .....................                 0          1,708,600
                                                 -----------        -----------
Net (decrease) increase in cash ..........       $  (667,700)       $ 1,173,600
                                                 ===========        ===========

         OPERATING ACTIVITIES

         Net cash used in operating activities was approximately $647,300 and $529,500 for the three months ended December 31, 2007 and 2006, respectively. The increase in net cash used of $117,800 was primarily due to increases in research and development expenses and general and administrative expenses explained above.

         INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $20,400 and $5,400 for the three months ended December 31, 2007 and 2006, respectively. Our investing activities for the three months ended December 31, 2007 consisted of other assets. We expect amounts used in investing activities to increase as we purchase property and equipment.

         FINANCING ACTIVITIES

         Net cash provided by financing activities was $0 and $1.7 million for the three months ended December 31, 2007 and 2006, respectively. Net cash provided by financing activities for the three months ended December 31, 2006 primarily reflects net proceeds of approximately $1.7 million received in a private placement transaction.

INCOME TAXES

         Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented. As of September 30, 2007, we had net operating loss carryforwards for federal income tax purposes of $8.1 million. If not utilized, the federal net operating loss carryforwards will expire beginning in 2022. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an "ownership change". The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         As of December 31, 2007, we had no significant contractual obligations. In addition, at December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

RISKS RELATED TO OUR COMPANY

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY BASED ON CUSTOMER ACCEPTANCE OF OUR PRODUCTS.

         Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter due to customer acceptance of our products. If customers don't accept our products, our sales and revenues would decline, resulting in an increase in our net loss.

WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT TO EVALUATE OUR FUTURE PERFORMANCE.

         Our operating subsidiary, CNS California, which we acquired in the merger, was incorporated in 2000 and therefore has a limited operating history. Therefore, investors have limited substantive financial information on our prior operations to evaluate our stock as an investment. Our potential must be viewed in light of the problems, expenses, difficulties, delays and complications often encountered in the operation of a new business. We will be subject to the risks inherent in the ownership and operation of a company with a limited operating history such as fluctuations in expenses, competition, the general strength of regional and national economies, and governmental regulation. Any failure to successfully address these risks and uncertainties would seriously harm our business and prospects.

WE CURRENTLY DEPEND ON SALES OF OUR REEG REPORTS FOR SUBSTANTIALLY ALL OF OUR REVENUE, AND IF OUR REPORTS DO NOT GAIN WIDESPREAD MARKET ACCEPTANCE, THEN OUR REVENUES MAY NOT EXCEED OUR EXPENSES.

         We have developed a methodology that aids psychiatrists and other physicians in selecting appropriate and effective medications for patients with certain behavioral or addictive disorders based on physiological traits of the patient's brain and information contained in a proprietary database that has been developed over the last twenty years. We began selling reports, referred to as rEEG Reports, based on our methodology in 2000. To date, we have not received widespread market acceptance of the usefulness of our rEEG Reports in helping psychiatrists and physicians inform their treatment strategies for patients suffering from behavioral and/or addictive disorders. Because we currently depend on the sale of rEEG Reports for all or our revenue, and we have no other significant products or services, if we fail to achieve widespread market acceptance for our rEEG Reports, we will not be able to sustain or grow our revenues.

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

         o        turnover among our employees.

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

IF WE DO NOT DEVELOP AND IMPLEMENT A SUCCESSFUL SALES AND MARKETING STRATEGY, WE MAY NOT EXPAND OUR BUSINESS SUFFICIENTLY TO COVER OUR EXPENSES.

         We currently rely on a limited number of employees to market and promote our rEEG Reports. To grow our business, we will need to develop and introduce new sales and marketing programs and clinical education programs to promote the use of our rEEG Reports by psychiatrists and physicians and higher additional employees for this purpose. If we do not implement these new sales and marketing and education programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business.

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

IF WE DO NOT RETAIN OUR SENIOR MANAGEMENT AND OTHER KEY EMPLOYEES, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY.

         Our future success depends on the ability, experience and performance of our senior management and our key professional personnel. Our success therefore depends to a significant extent on retaining the services of Leonard Brandt, our Chief Executive Officer and Secretary, Horace Hertz, our Chief Financial Officer, and others. Because of their ability and experience, if we lose one or more of the members of our senior management or other key employees, our ability to successfully implement our business strategy could be seriously harmed.

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

RISKS RELATING TO INVESTMENT IN OUR COMMON STOCK

WE HAVE A LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

         Bid and ask prices for shares of our Common Stock are quoted on NASD's OTC Bulletin Board under the symbol CNSO.OB. There is currently no broadly followed, established trading market for our Common Stock and an established trading market for our shares of Common Stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our Common Stock. Also, as a result of this lack of trading activity, the quoted price for our Common Stock on NASD's OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock, and the market value of our Common Stock would likely decline.

IF AND WHEN A LARGER TRADING MARKET FOR OUR COMMON STOCK DEVELOPS, THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS, AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE AT WHICH YOU ACQUIRED THEM.

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

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL.

         Upon the effectiveness of our post-effective amendment to our Registration Statement on Form SB-2, 9,978,676 shares of Common Stock will become eligible for sale, including 2,627,939 shares of our Common Stock issuable upon the exercise of certain warrants. The sale of these shares could depress the market price of our Common Stock. A reduced market price for our shares could make it more difficult to raise funds through future offering of Common Stock.

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

         Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 60% of our issued and outstanding Common Stock. As a result, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our Common Stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our Common Stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of Common Stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

TRANSACTIONS ENGAGED IN BY OUR LARGEST STOCKHOLDERS, OUR DIRECTORS OR EXECUTIVES INVOLVING OUR COMMON STOCK MAY HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

         Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 60% of our issued and outstanding Common Stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our Common Stock, which may further cause the price of our stock to decline.

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

ANTI-TAKEOVER PROVISIONS MAY LIMIT THE ABILITY OF ANOTHER PARTY TO ACQUIRE US, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

       Delaware law contains provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our Common Stock.

ITEM 3.  CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer, Leonard J. Brandt, and Chief Financial Officer, Horace Hertz, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15(e) or 15d-15, as of December 31, 2007, the end of the period covered by this report. Based upon that evaluation, Messrs. Brandt and Hertz concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

       There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of exchange act rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER   EXHIBIT TITLE
-------  -----------------------------------------------------------------------
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

                                    CNS Response, Inc.


Date: February 14, 2008             /s/ Horace Hertz
                                    --------------------------------------------
                                    By:    Horace Hertz
                                    Its:   Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)