Form 10QSB
period 2008-03-31
CNS RESPONSE, INC.
filed 2008-05-15
CIK 822370

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to __________________.

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

                                              Yes [_]          No [X]

         As of May 15, 2008, the issuer had 25,299,547 shares of common stock, par value $.001 per share, issued and outstanding.

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

                               CNS RESPONSE, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Consolidated Financial Statements.....................................3

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         for the three and six months ended March 31, 2008 and 2007............3

         CONDENSED CONSOLIDATED BALANCE SHEETS as of March 31, 2008
         (unaudited) and September 30, 2007....................................4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the six months ended March 31, 2008 and 2007......................5

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
         EQUITY AND COMPREHENSIVE INCOME (LOSS) for the six months
         ended March 31, 2008 and 2007.........................................6

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........7

Item 2.  Management's Discussion and Analysis or Plan of Operation............20

Item 3.  Controls and Procedures..............................................50

PART II  OTHER INFORMATION....................................................51

Item 6.  Exhibits.............................................................51

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               CNS RESPONSE, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED MARCH 31,     SIX MONTHS ENDED MARCH 31,
                                                       ----------------------------    ----------------------------
                                                           2008             2007           2008            2007
                                                       ------------    ------------    ------------    ------------
REVENUES:
   Referenced Laboratory ...........................   $     35,800    $     66,100    $     94,500    $    112,700
   Clinic ..........................................        180,600            --           180,600            --
                                                       ------------    ------------    ------------    ------------
     Total revenues ................................        216,400          66,100         275,100         112,700
                                                       ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Cost of revenues- Referenced Laboratory (including
    amortization expense of $0 for the three months
    ended March 31, 2008 and 2007, and $0 and
    $19,900 for the six months ended March 31, 2008
    and 2007, respectively) ........................         59,500          29,600          97,400          76,600
  Research and development .........................        534,100         271,100         906,600         451,200
  Sales and marketing ..............................        208,100          21,500         246,800          47,500
  General and administrative .......................        752,800         680,500       1,424,400         874,700
                                                       ------------    ------------    ------------    ------------
    Total operating expenses .......................      1,554,500       1,002,700       2,675,200       1,450,000
                                                       ------------    ------------    ------------    ------------

OPERATING LOSS .....................................     (1,338,100)       (936,600)     (2,400,100)     (1,337,300)
                                                       ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income (expense), net ...................         30,200        (142,200)         84,200        (193,200)
  Other ............................................           --             9,900            --            61,700
                                                       ------------    ------------    ------------    ------------
  Total other income (expense) .....................         30,200        (132,300)         84,200        (131,500)
                                                       ------------    ------------    ------------    ------------

(LOSS) BEFORE PROVISION FOR INCOME TAXES ...........     (1,307,900)     (1,068,900)     (2,315,900)     (1,468,800)
PROVISION FOR INCOME TAXES .........................           --               800             800             800
                                                       ------------    ------------    ------------    ------------
NET (LOSS) .........................................   $ (1,307,900)   $ (1,069,700)   $ (2,316,700)   $ (1,469,600)
                                                       ============    ============    ============    ============


BASIC NET (LOSS) PER SHARE .........................   $      (0.05)   $      (0.07)   $      (0.09)   $      (0.12)
                                                       ============    ============    ============    ============

DILUTED NET (LOSS) PER SHARE .......................   $      (0.05)   $      (0.07)   $      (0.09)   $      (0.12)
                                                       ============    ============    ============    ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Basic ............................................     25,299,547      14,322,826      25,299,547      12,425,285
                                                       ============    ============    ============    ============
  Diluted ..........................................     25,299,547      14,322,826      25,299,547      12,425,285
                                                       ============    ============    ============    ============


           See accompanying Notes to Consolidated Financial Statements

                               CNS RESPONSE, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,     SEPTEMBER 30,
                                                               2008            2007
                                                           ------------    ------------
                                                           (unaudited)
ASSETS
CURRENT ASSETS:
  Cash .................................................   $  4,081,400    $  5,790,100
  Accounts receivable (net of allowance for doubtful
   accounts of $30,700 (unaudited) in 2008 and $17,200
   in 2007) ............................................        113,000          59,200
  Prepaids and other ...................................        158,600         159,000
                                                           ------------    ------------
    Total current assets ...............................      4,353,000       6,008,300

OTHER ASSETS:
   Goodwill ............................................        320,200            --
  Other assets .........................................         55,900           4,100
                                                           ------------    ------------
TOTAL ASSETS ...........................................   $  4,729,100    $  6,012,400
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable (including $5,000 (unaudited) in 2008
    and $5,000 in 2007 to related parties) .............   $    259,800    $    219,400
  Accrued liabilities ..................................        207,500         207,500
  Accrued compensation .................................        244,800          73,400
  Accrued consulting fees ..............................         52,700          73,200
  Accrued interest .....................................         39,200          35,800
  Convertible promissory notes .........................         50,000          50,000
  Current portion of long-term liabilities .............         41,700
                                                           ------------    ------------
    Total current liabilities ..........................        895,700         659,300

 LONG-TERM LIABILITIES:
   Note payable to officer .............................        205,300
   Other ...............................................          9,400

                                                           ------------    ------------
 Total liabilities .....................................      1,110,400         659,300
                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Common stock, $0.001 par value; authorized
    750,000,000 shares; 25,299,547 outstanding
    in 2008 and 2007 ...................................         25,300          25,300
  Additional paid-in capital ...........................     17,212,300      16,630,000
  Accumulated deficit ..................................    (13,618,900)    (11,302,200)
                                                           ------------    ------------
    Total stockholders' equity .........................      3,618,700       5,353,100
                                                           ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $  4,729,100    $  6,012,400
                                                           ============    ============


          See accompanying Notes to Consolidated Financial Statements.

                               CNS RESPONSE, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED MARCH 31,
                                                                   --------------------------
                                                                       2008           2007
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) ..................................................   $(2,316,700)   $(1,469,600)
   Adjustments to reconcile net (loss) to net cash
     used in operating activities:
     Depreciation and amortization .............................        58,700         19,900
     Other .....................................................          --          (51,800)
     Stock based compensation ..................................       582,300          4,200
     Non-cash interest expense .................................          --          189,800
     Changes in operating assets and liabilities:
       Accounts receivable .....................................       (12,300)       (21,600)
       Prepaids and other ......................................       (85,700)      (157,700)
       Accounts payable ........................................        (6,600)      (170,300)
       Accrued liabilities .....................................          --            1,200
       Deferred compensation ...................................       163,900          7,900
       Accrued consulting ......................................       (20,600)         6,400
       Accrued interest ........................................         3,200          7,300
                                                                   -----------    -----------
       Net cash used in operating activities ...................    (1,633,800)    (1,634,300)
                                                                   -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in other assets ....................................       (20,200)        (3,000)
   Cash for acquisition, including transaction costs of $43,700        (11,600)          --
   Loans to employees ..........................................          --           (4,100)
                                                                   -----------    -----------
       Net cash used in investing activities ...................       (31,800)        (7,100)
                                                                   -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt ...........................................       (20,100)        (5,000)
   Deferred offering costs .....................................       (22,900)          --
   Proceeds from the sale of preferred stock, net of offering
      costs ....................................................          --        1,662,900
   Proceeds from the sale of common stock, net of offering costs          --        6,133,700
   Proceeds from exercise of warrants ..........................          --           28,000
                                                                   -----------    -----------
       Net cash provided by financing activities ...............       (43,000)     7,819,600
                                                                   -----------    -----------

 NET INCREASE (DECREASE) IN CASH ...............................    (1,708,600)     6,178,200
 CASH- BEGINNING OF PERIOD .....................................     5,790,100        204,800
                                                                   -----------    -----------
 CASH- END OF PERIOD ...........................................   $ 4,081,500    $ 6,383,000
                                                                   ===========    ===========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest ..................................................   $     5,300    $     2,300
                                                                   ===========    ===========
     Income taxes ..............................................   $       800    $       800
                                                                   ===========    ===========
   Fair value of note payable to officer issued for acquisition.   $   265,900           --
                                                                   ===========    ===========
   Fair value of equipment acquired through a lease ............   $    10,500           --
                                                                   ===========    ===========
   Conversion of preferred stock into common stock .............          --      $ 5,958,200
                                                                   ===========    ===========
   Common stock received as collection of loans receivable .....          --      $   171,300
                                                                   ===========    ===========
   Derivative instrument liability .............................          --      $ 2,041,500
                                                                   ===========    ===========


          See accompanying Notes to Consolidated Financial Statements.

                               CNS RESPONSE, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                                       Additional
For the six months ended March 31, 2008                       Common Stock              Paid-in        Accumulated
                                                         Shares          Amount         Capital          Deficit          Total
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE - September 30,2007 .......................     25,299,247    $     25,300    $ 16,630,000    $(11,302,200)   $  5,353,100
Stock- based compensation .........................           --              --           582,300            --           582,300
Net loss for the six months ended March 31, 2008 ..           --              --              --        (2,316,700)     (2,316,700)
                                                      ------------    ------------    ------------    ------------    ------------

Balance at March 31, 2008 .........................     25,299,547    $     25,300    $ 17,212,300    $(13,618,900)   $  3,618,700
                                                      ============    ============    ============    ============    ============


For the six months ended March 31, 2007

BALANCE - September 30,2006 .......................      7,903,107    $      7,900    $  2,822,100    $ (8,023,100)   $ (5,193,100)
Forgiveness of accrued interest from NuPharm and
   issuance and exercise of warrants by NuPharm ...      2,800,000           2,800         334,800            --           337,600
Conversion of convertible promissory notes and
   accrued interest ...............................      5,993,515           6,000       4,061,100            --         4,067,100
Issuance of stock in connection with mezzanine
   financing, net of offering costs of $47,600 ....      1,905,978           1,900       1,875,500            --         1,877,400
Issuance of stock for settlement of debt ..........         11,015            --             1,300            --             1,300
Issuance of options in settlement of accrued
   consulting fees ................................           --              --            27,000            --            27,000
Issuance of stock in connection with private
   placement, net of offering costs of $991,600 ...      5,840,375           5,800       6,011,100            --         6,016,900
Issuance of stock as payment of placement agent fee         83,333             100            (100)           --              --
Issuance of stock to repay note to NuPharm and
   related accrued interest .......................        244,509             200         293,200            --           293,400
Collection of loans receivable through the receipt
   of stock .......................................       (142,753)           (100)       (171,200)           --          (171,300)
Stock- based compensation .........................           --              --             4,200            --             4,200
Derivative instrument liability ...................           --              --        (2,041,500)           --        (2,041,500)
Net loss for the six months ended March 31, 2007 ..           --              --              --        (1,469,600)     (1,469,600)
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE at March 31, 2007 .........................     24,639,079    $     24,600    $ 13,217,500    $ (9,492,700)   $  3,749,400
                                                      ============    ============    ============    ============    ============


          See accompanying Notes to Consolidated Financial Statements.

                               CNS RESPONSE, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of CNS Response, Inc. ("CNS," "we," "us," "our" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiary CNS California (see Note 2). Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2008 and our operating results, cash flows, and changes in stockholders' equity for the interim periods presented. The September 30, 2007 balance sheet was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements and the related notes should be read in conjunction with our financial statements and notes for the year ended September 30, 2007 which are included in our current report on Form 10-KSB, filed with the Securities and Exchange Commission on December 7, 2007.

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

         The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2008.

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

         Immediately after the closing of the Merger, and without taking into consideration the Private Placement Offering, the issuance of shares of common stock to repay the note to NuPharm Database, LLC (see Note 6) and the tendering to the Company of shares of common stock by an officer and certain employees to repay their loans to CNS California (see Note 4), the Company had outstanding 18,696,948 shares of common stock, options to purchase 4,136,103 shares of common stock and warrants to purchase 4,271,414 shares of common stock.

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

         As partial consideration for services rendered in connection with the Private Placement, the Company's placement agent was issued 83,333 shares of common stock, warrants to purchase 520,380 shares of the Company's common stock at an exercise price of $1.44 per share and warrants to purchase 156,114 shares of the Company's common stock at exercise price of $1.80 per share. The value of the warrants was determined to be $599,100 using the Black-Scholes option pricing model with the following assumptions: a volatility rate of 100%, a risk free interest rate of 5%, an expected life of five years and zero dividends. The value of the warrants has been recorded as a liability in accordance with SFAS No. 133 and EITF 00-19. As of June 22, 2007, the common shares underlying the warrants were registered satisfying the warrant liability. As of such date, the value of the warrants had not changed and thus the recorded amount was reclassified to Stockholders' Equity.

         See Notes 4, 6, 7, and 8 for descriptions of other transactions completed concurrently with the completion of the private placement.

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

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," or SFAS No. 157. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115," which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Adoption of the standard is optional and may be adopted beginning in the first quarter of 2007. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

         In May 2007, Emerging Issues Task Force Issue No.07-4, "Application of the Two-Class Method under FASB Statement No. 128, EARNINGS PER SHARE, to Master Limited Partnerships" or EITF 07-4, was issued. The provisions of this standard are effective for interim and annual reporting periods beginning after December 15, 2007. The adoption of EITF 07-4 did not have a material impact on our consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations , " or SFAS No. 141R. SFAS No. 141R replaces SFAS No. 141, "Business Combinations." SFAS No. 141R establishes principles and requirements for how an acquiror recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired or a gain from a bargain purchase. SFAS No. 141R also determines disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of a fiscal year that begins on or after December 15, 2008 and has implications for acquisitions that occur prior to this date. We are currently in the process of evaluating the impact that the adoption of SFAS No. 141R will have on our financial position, results of operations and cash flows.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," or SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin 51, " Consolidated Financial Statements, " or ARB 51, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders' equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 will have a significant, if any, impact on our financial position, results of operations and cash flows.

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

         Pursuant to the abovementioned terms and the terms of the merger described in Note 2 above, the Company demanded payment of all such notes upon the completion of the merger and private placement in which the Company raised approximately $7,805,000. The officer who owed the Company $93,900, including interest, repaid the loan by tendering 78,219 shares of the Company's Common Stock to the Company. Certain other employees and consultant repaid their loans by tendering an aggregate of 68,449 shares of the Company's common stock to the Company. None of the aforementioned notes remained outstanding as of March 31, 2008.

5.       CONVERTIBLE PROMISSORY NOTES

         In October 2006, CNS California and the note holders of certain convertible promissory notes converted notes with an aggregate outstanding balance of $3,061,700 and related accrued and unpaid interest of $1,005,300 at September 30, 2006 into 5,993,515 shares of CNS California Series A Preferred Stock. In addition, the exercise price of warrants to purchase 1,062,116 shares of the CNS California common stock issued to such note holders was changed to $0.59 per share. As described in Note 2, upon the merger with Strativation, the preferred shares were converted into 5,993,515 shares of the Company's common stock and the warrants were converted into warrants to purchase 1,062,116 shares of the Company's common stock at $0.59 per share. The consolidated financial statements of the Company presented reflect the issuance of these shares as common stock.

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

8.       STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

         As of March 31, 2008, the Company was authorized to issue 750,000,000 shares of common stock.

         As  of  March  31,  2008,   CNS  California  was  authorized  to  issue
100,000,000 shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

         In October 2006, CNS California issued 5,993,515 shares of its preferred stock in connection with the conversion of notes payable described in
Note 5. All of these shares of preferred stock were converted into 5,993,515 shares of the Company's common stock concurrently with the completion of the Merger described in Note 2.

         In October and November 2006, CNS California issued 1,905,978 shares of its preferred stock in connection with the private placement described in Note
7. All of these shares of preferred stock were converted into 1,905,978 shares of the Company's common stock concurrently with the completion of the Merger described in Note 2.

STOCK OPTION PLAN

         On September 27, 2004, the Company adopted the 2004 Stock Option Plan pursuant to which there were 15,000,000 shares of common stock reserved for issuance and under which the Company may issue incentive stock options, nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The option price for each share of stock subject to an option was to be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO ; provided, however, if the option was an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO was to be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options were to have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term was to be five years from the date of grant. ISOs could be granted only to eligible employees. At March 31, 2008, there were no options outstanding under this plan.

         In connection with the Merger described in Note 2, the Company assumed the CNS California stock option plan described below and all of the options granted thereunder at the same price and terms.

         On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options(ISO) or nonstatutory stock options (NSO)), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the board of directors. A total of 10 million shares of stock are reserved for issuance under the 2006 Plan. As of March 31, 2008, there were 8,545,578 options and 183,937 restricted shares outstanding under the 2006 Plan and 1,271,025 shares available for issuance of awards.

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

                          Options granted    Options granted    Options granted    Options granted    Options granted
                           in fiscal 2006     in Nov. 2006       in August 2007    in October 2007      in Dec. 2007
                          ---------------    ---------------    ---------------    ---------------    ---------------
Dividend yield ........                 0%                 0%                 0%                 0%                 0%
Risk-free interest rate              5.46%              5.00%              4.72%              4.60%              4.00%
Expected volatility ...               100%               100%                91%               105%               113%
Expected life .........           5 years           10 years            5 years            5 years            5 years


         The expense is recognized over the employees' requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three and six months ended March 31, 2008 is as follows:

                                                          For the three months
                                                            ended March 31,
                                                       -------------------------
                                                         2008             2007
                                                       --------         --------
                Operations ...................         $  4,000         $      0
  Research and development ...................          111,100            2,200
       Sales and marketing ...................                0                0
General and administrative ...................           49,900            1,100
                                                       --------         --------
                     Total ...................         $165,000         $  3,300
                                                       ========         ========


                                                           For the six months
                                                            ended March 31,
                                                       -------------------------
                                                         2008             2007
                                                       --------         --------
                Operations ...................         $  8,000         $      0
  Research and development ...................          186,600            2,700
       Sales and marketing ...................                0                0
General and administrative ...................          387,700            1,500
                                                       --------         --------
                     Total ...................         $582,300         $  4,200
                                                       ========         ========


         Total unrecognized compensation as of March 31, 2008 amounted to $2,169,900.

         A summary of stock option activity is as follows:

                                                                        Weighted
                                                                        Average
                                                           Number of    Exercise
                                                             Shares      Price
                                                           ---------   ---------
Outstanding at October 1, 2005
     Granted ...........................................   4,000,403   $    0.13
     Exercised .........................................        --          --
     Forfeited .........................................        --          --
Outstanding at September 30, 2006 ......................   4,000,403   $    0.13

     Granted ...........................................   3,436,300   $    1.07
     Exercised .........................................        --          --
     Forfeited .........................................        --          --
Outstanding at September 30,2007 .......................   7,436,703   $    0.57

     Granted ...........................................   1,108,875   $    0.88
     Exercised .........................................        --          --
     Forfeited .........................................        --          --
Outstanding at March 31, 2008 ..........................   8,545,578   $    0.61

Weighted average fair value of options granted during:
     Year ended September 30, 2006 .....................               $    0.09
     Year ended September 30, 2007 .....................               $    0.77
     Six months ended March 31, 2008 ...................               $    0.70

         The following is a summary of the status of options outstanding at March 31, 2008:

                                          Weighted Average
                                             Remaining          Weighted Average
Exercise Price      Number of Shares      Contractual Life       Exercise Price
     $0.12                   859,270          10 years                     $0.12
    $0.132                 3,112,545           7 years                    $0.132
     $0.30                   135,700          10 years                     $0.30
     $0.59                    28,588          10 years                     $0.59
     $0.80                   140,000          10 years                     $0.80
     $0.89                   968,875          10 years                     $0.89
     $1.09                 2,966,989          10 years                     $1.09
     $1.20                   333,611           5 years                     $1.20
                   -----------------                            ----------------
     Total                 8,545,578                                       $0.61
                   =================                            ================


         The following is a summary of the status of options exercisable at March 31, 2008:

                                          Weighted Average
                                             Remaining          Weighted Average
Exercise Price      Number of Shares      Contractual Life       Exercise Price
     $0.12                   854,270              9 years                  $0.12
    $0.132                 3,112,545              6 years                 $0.132
     $0.30                    94,450              9 years                  $0.30
     $0.59                    28,588              9 years                  $0.59
     $0.80                    12,500             10 years                  $0.80
     $0.89                   121,109             10 years                  $0.89
     $1.09                 1,199,449             10 years                  $1.09
     $1.20                   104,253              5 years                  $1.20
                    ----------------                            ----------------
                           5,527,164                                       $0.38
                    ================                            ================


WARRANTS TO PURCHASE COMMON STOCK

         All warrants described below were issued by CNS California and assumed by the Company under the terms of the Merger agreement described in Note 2.

         At September 30, 2007, there were warrants outstanding to purchase 6,899,353 shares of the Company's common stock at exercise prices ranging from $0.01 to $1.812 with a weighted average exercise price of $1.04. The warrants expire at various times through 2017. No warrants were issued or exercised during the six months ended March 31, 2008. Accordingly, all warrants are outstanding at March 31, 2008.

9.       NET LOSS PER SHARE

         In accordance with SFAS 128, "Computation of Earnings Per Share," basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the three and six months ended March 31, 2008 and 2007, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

         Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share are as follows:

                                                    Three months ended March 31,
                                                   -----------------------------
                                                      2008                2007
                                                   ---------           ---------
Convertible debt .......................           4,995,000           9,791,103
Warrants ...............................           6,899,353           4,886,939
Options ................................           8,545,578           4,136,103


                                                     Six months ended March 31,
                                                   -----------------------------
                                                      2008                2007
                                                   ---------           ---------
Convertible debt .......................           4,995,000           9,791,103
Warrants ...............................           6,899,353           4,584,277
Options ................................           8,510,578           4,136,103


10.      ACQUISITION OF NEURO THERAPY CLINIC, PC

         On January 15, 2008, the Company acquired all of the outstanding common stock of Neuro-Therapy Clinic, PC ("NTC") in exchange for a non-interest bearing note payable of $300,000 payable in equal monthly installments over 36 months. The fair value of the note payable of $265,900 was computed using a discounted annual interest rate of 8%. Upon the completion of the acquisition, the sole shareholder of NTC was appointed Chief Medical Officer of the Company.

         The acquisition was accounted under the purchase method of accounting, and accordingly, the purchase price was allocated to NTC's net tangible assets based on their estimated fair values as of January 15, 2008. The excess purchase price over the value of the net tangible assets was recorded as goodwill. The purchase price and the allocation thereof are as follows:

Fair value of note payable issued ..........................          $ 265,900
Direct transaction costs ...................................             43,700
Purchase price .............................................            309,600
Allocated to net tangible liabilities,
   including cash of $32,100 ...............................            (10,600)
                                                                      ---------
Allocated to goodwill ......................................          $ 320,200
                                                                      =========

         The acquisition was not material, and accordingly, no pro forma results are presented.

11.      GOODWILL

         In accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, goodwill will not be amortized but instead will be tested for impairment at least annually, or more frequently if certain indicators are present.


12.      LEASE

         NTC  leases  its  corporate   headquarters  under  an  operating  lease
requiring  monthly  rental  payments  of $8,100 per month and  expiring in April
2010.


13.      REPORTABLE SEGMENTS

         The Company operates in two business segments: reference laboratory and clinic. Reference laboratory provide reports ("rEEG Reports") that assist physicians with treatment strategies for patients with behavioral (psychiatric and/or addictive) disorders based on the patient's own physiology. Clinic operates NTC, a full service psychiatric practice.

         The following tables show operating results for our reportable segments, along with reconciliation from segment gross profit to (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:

                                            Three months ended March 31, 2008
                               ----------------------------------------------------------
                                Reference
                                Laboratory        Clinic       Eliminations       Total
                               ------------    ------------    -----------    -----------
Revenues ...................   $     42,800    $    180,600    $    (7,000)   $   216,400
                               ------------    ------------    -----------    -----------
Operating expenses:
  Cost of revenues .........         59,500           7,000         (7,000)        59,500
  Research and development .        534,100                                       534,100
  Sales and marketing ......        204,900           3,200                       208,100
  General and administrative        555,800         197,000                       752,800
                               ------------    ------------                   -----------
  Total operating expenses .      1,354,300         207,200         (7,000)     1,554,500
                               ------------    ------------    -----------    -----------

Loss from operations .......   $ (1,311,500)   $    (26,600)   $         0    $(1,338,100)
                               ============    ============    ===========    ===========


                                              Six months ended March 31, 2008
                               ----------------------------------------------------------
                                Reference
                                Laboratory        Clinic       Eliminations       Total
                               ------------    ------------    -----------    -----------
Revenues ...................   $    101,500    $    180,600    $    (7,000)   $   275,100
                               ------------    ------------    -----------    -----------
Operating expenses:
  Cost of revenues .........         97,400           7,000         (7,000)        97,400
  Research and development .        906,600                                       906,600
  Sales and marketing ......        243,600           3,200                       246,800
  General and administrative      1,227,400         197,000                     1,424,400
                               ------------    ------------                   -----------
  Total operating expenses .      2,475,000         207,200         (7,000)     2,675,200
                               ------------    ------------    -----------    -----------

Loss from operations .......   $ (2,373,500)   $    (26,600)   $         0    $(2,400,100)
                               ============    ============    ===========    ===========

         The following table includes selected segment financial information as of March 31, 2008, related to goodwill and total assets:

                                   Reference
                                  Laboratory          Clinic             Total
                                  ----------        ----------        ----------
Goodwill .................        $  320,200                          $  320,200
                                  ==========                          ==========

Total assets .............        $4,644,400        $   84,700        $4,729,100
                                  ==========        ==========        ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended September 30, 2007 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis or Plan of Operation" and other information contained in such Form 10-KSB. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

       THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONDENSED CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF CNS RESPONSE, INC. FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

         BUSINESS OVERVIEW

         We are a data analysis company primarily focused on the commercialization of a patented system that guides psychiatrists and other physicians to a proper treatment for patients with behavioral (psychiatric and/or addictive) disorders. We also intend to use the system to guide pharmaceutical development. We are also a provider of behavioral health care services through Neuro-Therapy Clinic, P.C. ("NTC"), a wholly-owned subsidiary, acquired on January 15, 2008.

         We have developed an extensive proprietary database (the "CNS Database") consisting of approximately 17,000 clinical outcomes across over 2,000 patients who had psychiatric or addictive problems. For each patient, we have compiled electrocephalographic ("EEG") scans, diagnoses, course of treatment and outcomes often across multiple treatments.

         Trademarked as Referenced-EEGSM ("rEEG SM"), this patented technology allows CNS to create and provide simple reports ("rEEG Reports") that specifically assist physicians to treatment strategies based on the patient's own physiology. The vast majority of these patients were considered long-term "treatment-resistant", the most challenging, high-risk and expensive category to treat.

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

         We believe the key factors that will drive broader adoption of rEEG will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our test, reimbursement by third-party payors, expansion of our sales force and awareness by patients.

         Since our inception, we have generated significant net losses. As of March 31, 2008, we had an accumulated deficit of $13.6 million and incurred operating losses of $1.3 million and $2.4 million for the three and six months then ended. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, scale up of our commercial organization, and other general corporate purposes. Research and development projects include the completion of clinical trials which are necessary to validate the efficacy of our products and services across different types of behavioral disorders, the enhancement of the CNS Database and the identification of new medications that are often combinations of approved drugs.

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

         Brean Murray Carret & Co. ("Brean Murray") acted as placement agent and corporate finance advisor in connection with the Private Placement. For their services as placement agent and financial advisor, pursuant to the terms of an Engagement Agreement between CNS California and Brean Murray, Brean Murray received a retainer in the form of 83,333 shares of our common stock (having a deemed value of $100,000) upon the closing of the Private Placement. We also paid Brean Murray a fee equal to 8% of the funds raised in the Private Placement, or approximately $624,500 of the gross proceeds from the financing. In addition, Brean Murray received warrants (the "Placement Agent Warrants") to purchase shares of our common stock in amounts equal to (i) 8% of the shares of common stock sold by Brean Murray in the Private Placement (520,380 warrants at an exercise price of $1.44 per share), and (ii) 8% of the shares underlying the Investor Warrants sold by Brean Murray in the Private Placement (156,114 warrants at an exercise price of $1.80 per share). The Placement Agent Warrants are fully vested and have a term of 5 years. We also paid $88,000 in costs, fees and expenses incurred by Brean Murray in connection with the Private Placement. We expressly assumed CNS California's agreement with Brean Murray upon the closing of the Merger. Pursuant to this agreement, Brean Murray has a right of first refusal to represent us in certain corporate finance transactions for a period of one year following the closing of the Private Placement.

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

         The Subscription Agreements also require us to use our reasonable best efforts to obtain the effectiveness of the Registration Statement not later than 150 days after the closing of the Private Placement, subject to certain exceptions. After obtaining the effectiveness of the Registration Statement, we are further obligated to use our reasonable best efforts to maintain the effectiveness of the Registration Statement until all such shares registered thereby may be sold without restriction pursuant to Rule 144 promulgated under the Securities Act of 1933, except that investors may not be able to sell their shares under the Registration Statement during periods when we may be required to update the information contained in that Registration Statement under applicable securities laws. If we fail to satisfy our obligations for obtaining effectiveness of the Registration Statement within 150 days after the closing of the Private Placement we must pay liquidated cash damages to the investors in the offering in an aggregate amount equal to 1% of the Investment Unit purchase price for each share registered, per month that elapses after such failure until the earlier of (a) the date the Registration Statement is filed or becomes effective, as applicable, or (b) the date that is one year from the closing of the Private Placement. The Company's Registration Statement on Form SB-2 initially became effective on June 22, 2007. The Company filed a Post-Effective amendment to its Registration Statement on March 10, 2008, which became effective on March 13, 2008, to include its financial statements for the year ended September 30, 2007 in the Registration Statement.

         Under the terms of a Registration Rights Agreement entered into between us and the majority stockholders of our common stock immediately prior to the Merger, we were also obligated to include up to 767,103 shares of our common stock on the Registration Statement described above. The registration rights attaching to the shares held by these stockholders are not transferable with such shares. Our former majority stockholders have identical registration rights to those provided to the investors, except they do not have the right to liquidated damages as provided in the Subscription Agreements. A total of 767,103 shares of our Common Stock held by our former majority shareholder were registered for resale on our registration statement.

         In addition to the registration rights described above, the holders of the shares (i) sold in the Private Placement, (ii) issuable upon exercise of the Investor Warrants, (iii) held by the our majority stockholders prior to the Merger, (iv) issuable upon exercise of the Placement Agent Warrants or otherwise under the Engagement Agreement with the Placement Agent, and (v) issued upon conversion of CNS California Series A Preferred Stock, CNS California Series B Preferred Stock and certain shares of CNS California Common Stock under the terms of the Merger Agreement, each have piggy-back registration rights with respect to such shares effective September 7, 2007, and demand registration rights with respect to such shares effective March 7, 2008.

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

         FINANCIAL OPERATIONS OVERVIEW

         REVENUES

         We derive our revenues from two sources: (i) the sale of rEEG analysis and related reports to physicians and (ii) patient service revenue in our clinic.

         SALE OF REEG REPORTS

         Physicians are generally billed upon delivery of the rEEG Report. The list prices of our rEEG Reports range from $200 to $800, with $400 being the most frequent charge.

         REVENUES FROM CLINIC

         Patient service revenue is generated as a result of providing services to patients on an outpatient basis. Patient service revenue is recorded at our established billing rates less contractual adjustments. Generally, collection in full is not expected on our established billing rates. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts due from third-party payors at contractually determined rates.

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

         REVENUE RECOGNITION- We have generated limited revenues since our inception. Revenues for our product are recognized when an rEEG Report is delivered to the physician. Patient service revenues are recognized when the services are performed.

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

RESULTS OF OPERATIONS

         We operate in two business segments: reference laboratory and clinic. Reference laboratory provide reports ("rEEG Reports") that assist physicians with treatment strategies for patients with behavioral (psychiatric and/or addictive) disorders based on the patient's own physiology. Clinic operates Neuro-Therapy Clinic, PC ("NTC"), a full service psychiatric practice.

         The  following  tables  show  operating   results  for  our  reportable
segments, along with a reconciliation from segment gross profit to (loss) from operations.

                                              Three months ended March 31, 2008
                               ------------------------------------------------------------
                                Reference
                                Laboratory        Clinic       Eliminations        Total
                               ------------    ------------    ------------    ------------
Revenues ...................   $     42,800    $    180,600    $     (7,000)   $    216,400
                               ------------    ------------    ------------    ------------

Operating expenses:
  Cost of revenues .........         59,500           7,000          (7,000)         59,500
  Research and development .        534,100                                         534,100
  Sales and marketing ......        204,900           3,200                         208,100
  General and administrative        555,800         197,000                         752,800
                               ------------    ------------                    ------------
  Total operating expenses .      1,354,300         207,200          (7,000)      1,554,500
                               ------------    ------------    ------------    ------------

Loss from operations .......   $ (1,311,500)   $    (26,600)   $          0    $ (1,338,100)
                               ============    ============    ============    ============


                                               Six months ended March 31, 2008
                               ------------------------------------------------------------
                                Reference
                                Laboratory        Clinic       Eliminations        Total
                               ------------    ------------    ------------    ------------
Revenues ...................   $    101,500    $    180,600    $     (7,000)   $    275,100
                               ------------    ------------    ------------    ------------

Operating expenses:
  Cost of revenues .........         97,400           7,000          (7,000)         97,400
  Research and development .        906,600                                         906,600
  Sales and marketing ......        243,600           3,200                         246,800
  General and administrative      1,227,400         197,000                       1,424,400
                               ------------    ------------                    ------------
  Total operating expenses .      2,475,000         207,200          (7,000)      2,675,200
                               ------------    ------------    ------------    ------------

Loss from operations .......   $ (2,373,500)   $    (26,600)   $          0    $ (2,400,100)
                               ============    ============    ============    ============


        The acquisition of NTC was effected on January 15, 2008 and accounted under the purchase method of accounting; accordingly, our consolidated financial statements include the operations of NTC from January 16, 2008. Therefore, unless otherwise indicated, the following comparisons of the results of operations for the three and six months ended March 31, 2008 and the three and six months ended March 31, 2007 pertain only to our reference laboratory segment.

        NTC is a center for highly-advanced testing and treatment of neuropsychiatric problems, including learning, attentional and behavioral challenges, mild head injuries, as well as depression, anxiety, bipolar and all other common psychiatric disorders. Through this acquisition, CNS expects to advance neurophysiology data collection, beta-test planned technological advances in rEEG, advance physician training in rEEG and investigate practice development strategies associated with rEEG.

                 COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008
                      AND THREE MONTHS ENDED MARCH 31, 2007

       The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ---------------------
                                                          2008           2007
                                                         ------         ------

Revenues .........................................          100%           100%
Cost of revenues .................................          139             45
                                                         ------         ------

Gross profit .....................................          (39)            55
Research and development .........................        1,248            410
Sales and marketing ..............................          479             33
General and administrative expenses ..............        1,299          1,030
                                                         ------         ------

Operating loss ...................................       (3,065)        (1,418)
Other income (expense), net ......................           71           (200)
                                                         ------         ------

Net loss .........................................       (2,994)%       (1,618)%
                                                         ======         ======


       REVENUES

                                    THREE MONTHS     THREE MONTHS
                                       ENDED             ENDED        PERCENT
                                   MARCH 31, 2008   MARCH 31, 2007     CHANGE
                                   --------------   --------------   -----------

Revenues........................   $       42,800   $       66,100       (35)%

         The number of rEEG Reports delivered for the period decreased from 165 in 2007 to 125 in 2008 while the price per report decreased from approximately $400 to $340. We recently hired a new president whose main focus is the commercialization of our product, and accordingly, we expect to begin to scale up our sales and marketing efforts in fiscal 2008. However, we do not expect to drive broader adoption of reports based on our rEEG technology until the completion in late 2008 of our multi-site clinical study to validate the efficacy of our product. Accordingly, we anticipate that revenues will not increase materially until fiscal 2009.

       COST OF REVENUES

                                    THREE MONTHS     THREE MONTHS
                                       ENDED             ENDED        PERCENT
                                   MARCH 31, 2008   MARCH 31, 2007     CHANGE
                                   --------------   --------------   -----------

Cost of revenues................   $       59,500   $       29,600       101%

         Cost of revenues consists of payroll costs, consulting costs, and other miscellaneous charges. Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report. Cost of revenues for the three months ended March 31, 2008 increased from the comparable period for 2007 as a result of increases in bonus expense, vacation expense and stock-based compensation. We expect costs of revenues will increase on an absolute basis as we deliver more rEEG Reports. However, we expect cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency.

       RESEARCH AND DEVELOPMENT

                                    THREE MONTHS     THREE MONTHS
                                       ENDED             ENDED        PERCENT
                                   MARCH 31, 2008   MARCH 31, 2007     CHANGE
                                   --------------   --------------   -----------

Research and development........   $      534,100   $      271,100        97%

         Research and development expenses consist of clinical studies, costs to identify indications of approved drugs and drug candidates, patent costs, consulting fees, payroll costs, expenses related to database enhancements, and other miscellaneous costs. Research and development costs increased for the three month period ended March 31, 2008 from the comparable period for 2007 as a result of increases in: (i) expenses relating to clinical studies, (ii) patent costs, (iii) recruiting costs, and (iv) payroll costs. The increase in expenses relating to clinical studies is attributable to our expansion and acceleration of a clinical study with the goal of driving market acceptance of our rEEG technology. Patent costs increased as we continued to protect our innovations, development and discoveries. Recruiting costs increased as we intensified our search for various employees. Payroll increased due to the hiring of our Chief Medical Officer, and increases in bonus expense, vacation expense and stock-based compensation. We expect research and development expenses to continue to increase as we attempt to accelerate the identification of approved drugs and drug candidates, complete studies to validate the efficacy of our product, acquire new data for our database and hire additional employees.

          SALES AND MARKETING

                                    THREE MONTHS     THREE MONTHS
                                       ENDED             ENDED        PERCENT
                                   MARCH 31, 2008   MARCH 31, 2007     CHANGE
                                   --------------   --------------   -----------

Sales and marketing.............   $      204,900   $       21,500       853%

         Sales and marketing expenses consist primarily of consulting fees, payroll costs and travel costs. Sales and marketing expenses increased for the three month period ended March 31, 2008 from the comparable period for 2007 as a result of the hiring of consultants to expand our sales and marketing efforts, the hiring of an additional salesperson and increased travel. We expect sales and marketing costs to increase in fiscal 2008 as we continue to expand our sales and marketing efforts.

          GENERAL AND ADMINISTRATIVE EXPENSES

                                    THREE MONTHS     THREE MONTHS
                                       ENDED             ENDED        PERCENT
                                   MARCH 31, 2008   MARCH 31, 2007     CHANGE
                                   --------------   --------------   -----------

General and administrative
   expenses.....................   $      555,800   $      680,500       (18)%

         General and administrative expenses for the three months ended March 31, 2008 primarily relate to salaries (including stock-based compensation), costs associated with being a public company and professional fees. General and administrative expenses for the three months ended March 31, 2007 primarily relate to salaries and a $475,000 advisory fee paid to Richardson & Pattel, LLP in connection with our merger transaction that will not recur. Excluding the advisory fee paid in 2007, the increase in general and administrative expenses for the three month period ended March 31, 2008 as compared to the comparable period for 2007 is primarily attributable to increases in payroll due to the hiring of a new president, increases in bonus expense, vacation expense and stock-based compensation, and increases in the costs associated with being a public company. Costs associated with being a public company include certain legal and accounting costs, premiums for directors and officers insurance and costs for investor relations. We expect general and administrative costs to continue to increase as we expand our staff and incur costs associated with being a public reporting company, including costs relating to compliance with the Sarbanes-Oxley Act of 2002.

          INTEREST INCOME (EXPENSE)

                                    THREE MONTHS     THREE MONTHS
                                       ENDED             ENDED        PERCENT
                                   MARCH 31, 2008   MARCH 31, 2007     CHANGE
                                   --------------   --------------   -----------

Interest Income (Expense), net..   $       30,200   $     (142,200)       *
* Not meaningful

         For the three month period ended March 31, 2008, net interest income was $30,200 and consisted of interest income of $37,700 offset by interest expense of $7,500. For the three month period ended March 31, 2007, net interest expense was $142,200 and consisted primarily of interest expense ascribable to the value of a warrant issued to NuPharm Database, LLC. We expect net interest income to decrease as available cash decreases due to expected operating losses.

         OTHER INCOME

                                    THREE MONTHS     THREE MONTHS
                                       ENDED             ENDED        PERCENT
                                   MARCH 31, 2008   MARCH 31, 2007     CHANGE
                                   --------------   --------------   -----------

Other Income....................   $            0   $        9,900        *
* Not meaningful

       Other income for the three month period ended March 31, 2007 was $9,900 and consisted of gains from settlement of payables at a discount to the recorded amounts in 2007. Other income for the three month period ended March 31, 2008 was zero.

       NET LOSS

                                    THREE MONTHS     THREE MONTHS
                                       ENDED             ENDED        PERCENT
                                   MARCH 31, 2008   MARCH 31, 2007     CHANGE
                                   --------------   --------------   -----------

Net Loss........................   $   (1,281,300)  $   (1,069,700)       20%

       The increase in net loss of $211,600 is due primarily to an increase in stock-based compensation, increases in the cost of clinical studies and increases in payroll costs offset by a decrease in an advisory fee of $475,000 paid in 2007 in connection with our merger transaction. We expect to incur net losses for the next few years as we continue to improve our rEEG technology and reaffirm its validity through clinical studies, attempt to accelerate the identification of approved drugs and drug candidates, increase the penetration of our products in the marketplace, and hire additional personnel.

                COMPARISON OF SIX MONTHS ENDED MARCH 31, 2008 AND
                        SIX MONTHS ENDED MARCH 31, 2007

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                            SIX MONTHS ENDED
                                                                MARCH 31,
                                                         ---------------------
                                                          2008           2007
                                                         ------         ------

Revenues .........................................          100%           100%
Cost of revenues .................................           96             68
                                                         ------         ------
Gross profit .....................................            4             32
Research and development .........................          893            400
Sales and marketing ..............................          240             42
General and administrative expenses ..............        1,209            776
                                                         ------         ------
Operating loss ...................................       (2,338)        (1,286)
Other income (expense), net ......................           83         (1,187)
                                                         ------         ------
Net loss .........................................       (2,255)%       (1,304)%
                                                         ======         ======


         REVENUES

                                    SIX MONTHS        SIX MONTHS
                                       ENDED             ENDED        PERCENT
                                   MARCH 31, 2008   MARCH 31, 2007     CHANGE
                                   --------------   --------------   -----------

Revenues........................   $      101,500   $      112,700       (10)%

         The number of rEEG Reports delivered for the period decreased from 300 in 2007 to 292 in 2008 while the price per report decreased from approximately $375 to $350. We recently hired a new president whose main focus is the commercialization of our product, and accordingly, we expect to begin to scale up our sales and marketing efforts in fiscal 2008. However, we do not expect to drive broader adoption of reports based on our rEEG technology until the completion in late 2008 of our multi-site clinical study to validate the efficacy of our product. Accordingly, we anticipate that revenues will not increase materially until fiscal 2009.

         COST OF REVENUES

                                    SIX MONTHS        SIX MONTHS
                                       ENDED             ENDED        PERCENT
                                   MARCH 31, 2008   MARCH 31, 2007     CHANGE
                                   --------------   --------------   -----------

Cost of revenues................   $       97,400   $       76,600        27%

         Cost of revenues consists of payroll costs, consulting costs, and other miscellaneous charges. Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report. Cost of revenues for the six months ended March 31, 2008 increased from the comparable period for 2007 as a result of increases in bonus expense, vacation expense and stock-based compensation. We expect costs of revenues will increase as an absolute number as we deliver more rEEG Reports. However, we expect cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency.

         RESEARCH AND DEVELOPMENT

                                    SIX MONTHS        SIX MONTHS
                                       ENDED             ENDED        PERCENT
                                   MARCH 31, 2008   MARCH 31, 2007     CHANGE
                                   --------------   --------------   -----------

Research and development........   $      906,600   $      451,200       101%

         Research and development expenses consist of clinical studies, costs to identify indications of approved drugs and drug candidates, patent costs, consulting fees, payroll costs, expenses related to database enhancements, and other miscellaneous costs. Research and development costs increased for the six month period ended March 31, 2008 from the comparable period for 2007 as a result of increases in: (i) expenses relating to clinical studies, (ii) patent costs, (iii) recruiting costs, and (iv) payroll costs. The increase in expenses relating to clinical studies is attributable to our expansion and acceleration of a clinical study with the goal of driving market acceptance of our rEEG technology. Patent costs increased as we continued to protect our innovations, developments and discoveries. Recruiting costs increased as we intensified our search for various employees. Payroll increased due to the hiring of our Chief Medical Officer, and increases in bonus expense, vacation expense and stock-based compensation. We expect research and development expenses to continue to increase as we attempt to accelerate the identification of approved drugs and drug candidates, complete studies to validate the efficacy of our product, acquire new data for our database and hire additional employees.

         SALES AND MARKETING

                                    SIX MONTHS        SIX MONTHS
                                       ENDED             ENDED        PERCENT
                                   MARCH 31, 2008   MARCH 31, 2007     CHANGE
                                   --------------   --------------   -----------

Sales and marketing.............   $      243,600   $       47,500       413%

         Sales and marketing expenses consist primarily of consulting fees, payroll costs and travel costs. Sales and marketing expenses increased for the six month period ended March 31, 2008 from the comparable period for 2007 as a result of the hiring of consultants to expand our sales and marketing efforts, the hiring of an additional salesperson and increased travel. We expect sales and marketing costs to increase in fiscal 2008 as we continue to expand our sales and marketing efforts.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                    SIX MONTHS        SIX MONTHS
                                       ENDED             ENDED        PERCENT
                                   MARCH 31, 2008   MARCH 31, 2007     CHANGE
                                   --------------   --------------   -----------

General and administrative
   expenses ....................   $    1,227,400   $      874,700       40%

         General and administrative expenses for the six months ended March 31, 2008 primarily relate to salaries (including stock-based compensation), costs associated with being a public company and professional fees. General and administrative expenses for the six months ended March 31, 2007 primarily relate to salaries, certain fees paid to financial regulatory agencies and a $475,000 advisory fee paid to Richardson & Pattel, LLP in connection with our merger transaction, that will not recur. The increase in general and administrative expenses for the six month period ended March 31, 2008 as compared to the comparable period for 2007 is primarily attributable to increases in payroll due to the hiring of a new president, increases in bonus expense, vacation expense and stock-based compensation, and increases in the costs associated with being a public company. Costs associated with being a public company include certain legal and accounting costs, premiums for directors and officers insurance and costs for investor relations. We expect general and administrative costs to continue to increase as we expand our staff and incur costs associated with being a public reporting company, including costs relating to compliance with the Sarbanes-Oxley Act of 2002.

         INTEREST EXPENSE

                                    SIX MONTHS        SIX MONTHS
                                       ENDED             ENDED        PERCENT
                                   MARCH 31, 2008   MARCH 31, 2007     CHANGE
                                   --------------   --------------   -----------

Interest (Income) Expense.......   $      (84,200)  $      193,200        *
* Not meaningful

         For the six month period ended March 31, 2008, net interest income was $84,200 and consisted of interest income of $93,300 offset by interest expense of $8,100. For the six months ended March 31, 2007, interest expense was $193,200 and consisted of $189,800 relating to interest expense from the ascribed value of a warrant issued to NuPharm Database, LLC, interest expense from promissory notes and other interest bearing accounts of $13,300 offset by interest income of $9,900. We expect net interest income to decrease as available cash decreases due to expected operating losses.

         OTHER INCOME

                                    SIX MONTHS        SIX MONTHS
                                       ENDED             ENDED        PERCENT
                                   MARCH 31, 2008   MARCH 31, 2007     CHANGE
                                   --------------   --------------   -----------

Other Income....................   $            0   $       61,700        *
* Not meaningful

         Other income for the six months ended March 31, 2007 was $61,700 and consisted of gains from settlement of payables at a discount to the recorded amounts in 2007. Other income for the six months ended March 31, 2008 was zero.

         NET LOSS

                                    SIX MONTHS        SIX MONTHS
                                       ENDED             ENDED        PERCENT
                                   MARCH 31, 2008   MARCH 31, 2007     CHANGE
                                   --------------   --------------   -----------

Net Loss........................   $   (2,290,100)  $   (1,469,600)       56%

       The increase in net loss of $820,500 is due primarily to an increase in stock-based compensation, increases in the cost of clinical studies and increases in payroll costs offset by a decrease in an advisory fee of $475,000 paid in 2007 in connection with our merger transaction. We expect to incur net losses for the next few years as we continue to improve our rEEG technology and reaffirm its validity through clinical studies, attempt to accelerate the identification of approved drugs and drug candidates, increase the penetration of our products in the marketplace, and hire additional personnel.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2008, we had cash and cash equivalents of approximately $4.1 million and a working capital balance of approximately $3.5 million. As of March 31, 2007, we had cash and cash equivalents of approximately $5.8 million and a working capital balance of approximately $5.4 million. Our positive cash balance results primarily from funds received in connection with our private placement transaction completed in May 2007 in which we raised gross proceeds of $7.8 million.

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

         CASH FLOWS

         We have satisfied our working capital requirements primarily through the sale of equity securities and through debt financings. For the six months ended March 31, 2008, we had a net decrease in cash of $1.7 million. Cash flows from operating, financing and investing activities for the six months ended March 31, 2008 and 2007 are summarized in the following table:

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                 ------------------------------
ACTIVITY:                                            2008               2007
------------------------------------------       -----------        -----------

Operating activities .....................       $(1,633,800)       $(1,634,300)
Investing activities .....................           (31,800)            (7,100)
Financing activities .....................           (43,000)         7,819,600
                                                 -----------        -----------
Net (decrease) increase in cash ..........       $(1,708,600)       $ 6,178,200
                                                 ===========        ===========

         OPERATING ACTIVITIES

         Net cash used in operating activities was approximately $1.7 million and $1.6 million for the six months ended March 31, 2008 and 2007, respectively. The increase in net cash used of $74,300 was primarily due to an increase in net loss explained above offset by a decrease in the use of cash for operating assets and liabilities.

         INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $31,800 and $7,100 for the six months ended March 31, 2008 and 2007, respectively. Our investing activities for the six months ended March 31, 2008 consisted primarily of the purchase of property and equipment. We expect amounts used in investing activities to increase as we continue to purchase property and equipment.

         FINANCING ACTIVITIES

         Net cash used in financing activities was $43,000 for the six months ended March 31, 2008 and consisted primarily of payments on a note payable to an officer and the incurrence of deferred offering costs. Cash provided by financing activities was $7.8 million for the six months ended March 31, 2007 and primarily reflects net proceeds received in private placement transactions.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         As of March 31, 2008, we had no significant contractual obligations. In addition, at March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

IF OUR REEG REPORTS DO NOT GAIN WIDESPREAD MARKET ACCEPTANCE, THEN OUR REVENUES MAY NOT EXCEED OUR EXPENSES.

         We have developed a methodology that aids psychiatrists and other physicians in selecting appropriate and effective medications for patients with certain behavioral or addictive disorders based on physiological traits of the patient's brain and information contained in a proprietary database that has been developed over the last twenty years. We began selling rEEG analytical services and associated reports, referred to as rEEG Reports, based on our methodology in 2000. To date, we have not received widespread market acceptance of the usefulness of our rEEG Reports in helping psychiatrists and physicians in their treatment strategies for patients suffering from behavioral and/or addictive disorders. If we fail to achieve widespread market acceptance for our rEEG Reports, we will not be able to grow our revenues.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND OUR STOCK PRICE COULD DECLINE OR FLUCTUATE IF OUR RESULTS DO NOT MEET THE EXPECTATION OF ANALYSTS OR INVESTORS.

         Management expects that we will experience substantial variations in our operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

         o the use of and demand for rEEG analytical services and other products and/or services that we may offer in the future that are based on our patented methodology.

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

         o        Competitive efforts.

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

OUR REEG REPORTS MAY NOT BE AS EFFECTIVE AS WE BELIEVE THEM TO BE, WHICH COULD LIMIT OR PREVENT US FROM GROWING OUR REVENUES.

         Our belief in the efficacy of our rEEG technology is based on a limited number of studies. Such results may not be statistically significant, and may not be indicative of the long-term future efficacy of the information we provide. Controlled scientific studies, including those that have been announced and that are planned for the future, may yield results that do not demonstrate the efficacy of rEEG that we have experienced in our initial studies. While we have not experienced such problems to date, if the initially indicated results cannot be successfully replicated or maintained over time, utilization of services based on our rEEG technology, including the delivery of our rEEG Reports, could decline substantially and therefore harm our operating results and stock price.

IF WE DO NOT MAINTAIN AND EXPAND OUR RELATIONSHIPS IN THE PSYCHIATRIC AND PHYSICIAN COMMUNITY, OUR GROWTH WILL BE LIMITED AND OUR BUSINESS COULD BE HARMED. IF PSYCHIATRISTS AND OTHER PHYSICIANS DO NOT RECOMMEND AND ENDORSE OUR PRODUCTS AND SERVICES, OUR SALES MAY DECLINE OR WE MAY BE UNABLE TO INCREASE OUR SALES, AND IN SUCH INSTANCES OUR PROFITABILITY WOULD BE HARMED.

         Purchases by psychiatrists and physicians of our rEEG Reports currently account for a significant amount of our revenue. Consequently, our relationships with psychiatrists and physicians are critical to our continued growth. We believe that these relationships are based on the quality and ease of use of our rEEG Reports, our commitment to the behavioral health market, our marketing efforts, and our presence at tradeshows such as the American Psychiatric Association annual meeting. Any actual or perceived diminution in our reputation or the quality of our rEEG Reports, or our failure or inability to maintain our commitment to the behavioral health market and our other marketing and product promotion efforts could damage our current relationships, or prevent us from forming new relationships, with psychiatrists and other physicians and cause our growth to be limited and our business to be harmed.

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

         If we determine that the costs associated with attaining regulatory approval of a product exceed the potential financial benefits or if the projected development timeline is inconsistent with our determination of when we need to get the product to market, we may choose to stop a clinical trial and/or development of a product.

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

ALTHOUGH WE BELIEVE WE ARE NOT CURRENTLY SUBJECT TO REGULATORY APPROVAL FOR THE SALE OF OUR REEG ANALYTICAL SERVICES AND ASSOCIATED REPORTS, REGULATIONS ARE CONSTANTLY CHANGING, AND IN THE FUTURE OUR BUSINESS MAY BE SUBJECT TO REGULATION.

         Currently, we do not believe that sales of our rEEG analysis and associated reports are subject to regulatory approval. However, federal, state and foreign laws and regulations relating to the sale of our rEEG Reports are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, including injunctions preventing us from conducting our business, withdrawal of clearances or approvals and civil and criminal penalties. In the event that federal, state, and foreign laws and regulations change, we may need to incur additional costs to seek government approvals in order to sell our rEEG Reports. There is no guarantee that we will be able to obtain such approvals in a timely manner or at all, and as a result, our revenues from our rEEG Reports may be reduced, or potentially eliminated.

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

IF WE DO NOT RETAIN OUR SENIOR MANAGEMENT AND OTHER KEY EMPLOYEES, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY.

         Our future success depends on the ability, experience and performance of our senior management and our key professional personnel. Our success therefore depends to a significant extent on retaining the services of Leonard Brandt, our Chief Executive Officer and Secretary, and George Carpenter, our President, and others. Because of their ability and experience, if we lose one or more of the members of our senior management or other key employees, our ability to successfully implement our business strategy could be seriously harmed.

         We do not carry key man life insurance on any of our key employees. We do not have an employment agreement in place with Mr. Brandt, and he may terminate his employment upon notice and without cause or good reason. While we believe our relationships with our executives are good and do not anticipate any of them leaving in the near future, the loss of the services of Leonard Brandt or any other key member of management could have a material adverse effect on our ability to manage our business.

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

         In addition, the FDA regulates development, testing, labeling, manufacturing, marketing, promotion, distribution, record-keeping and reporting requirements for prescription drugs. Compliance with laws and regulations enforced by the FDA and other regulatory agencies may be required in relation to future products or services developed or used by us. Failure to comply with applicable laws and regulations may result in various adverse consequences, including withdrawal of our products and services from the market, or the imposition of civil or criminal sanctions.

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

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL.

         Upon the effectiveness of our post-effective amendment to our Registration Statement on Form S-1, 9,978,676 shares of Common Stock became eligible for re-sale, including 2,627,939 shares of our Common Stock issuable upon the exercise of certain warrants. The sale of these shares could depress the market price of our Common Stock. A reduced market price for our shares could make it more difficult to raise funds through a future offering of Common Stock.

         Other holders of our Common Stock have piggy-back registration rights with respect to such shares effective September 7, 2007, and demand registration rights with respect to such shares effective March 7, 2008. Such shares are also eligible for resale pursuant to Rule 144 of the Securities Act of 1933, as amended.

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

ITEM 3.  CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and President, Leonard J. Brandt, and Chief Financial Officer, Horace Hertz, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Brandt and Hertz concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of exchange act rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                                    EXHIBIT TITLE
-------                                   -------------

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

                                CNS Response, Inc.


Date: May 15, 2008                /s/ Horace Hertz
                                ------------------------------
                                By:   Horace Hertz
                                Its:  Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)