Form 10QSB
period 2008-06-30
CNS RESPONSE, INC.
filed 2008-08-14
CIK 822370

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2008

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

         As of August 14, 2008, the issuer had 25,299,547 shares of common stock, par value $.001 per share, issued and outstanding.

         Transitional Small Business Disclosure Format:  Yes [_]     No [X]


================================================================================

                               CNS RESPONSE, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION................................................3

Item 1.   Consolidated Financial Statements....................................3

          Unaudited Condensed Consolidated Statements of Operations
          for the three and nine months ended June 30, 2008 and 2007...........3

          Condensed Consolidated Balance Sheets as of June 30, 2008
          (unaudited) and September 30, 2007...................................4

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the nine months ended June 30, 2008 and 2007.....................5

          Unaudited Condensed Consolidated Statements of Stockholders'
          Equity and Comprehensive Income (Loss) for the nine months ended June 30, 2008 and 2007.........................................6

          Notes to Unaudited Condensed Consolidated Financial Statements.......7

Item 2.   Management's Discussion and Analysis or Plan of Operation...........20

Item 3.   Controls and Procedures.............................................51

PART II   OTHER INFORMATION...................................................52

Item 5.   Other Information...................................................52

Item 6.   Exhibits............................................................52

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                               CNS RESPONSE, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED JUNE 30,     NINE MONTHS ENDED JUNE 30,
                                              ------------    ------------    ------------    ------------
                                                  2008            2007            2008            2007
                                              ------------    ------------    ------------    ------------
REVENUES:
   Referenced Laboratory ..................   $     36,500    $     69,800    $    131,000    $    182,500
   Clinic .................................        196,400            --           377,000            --
                                              ------------    ------------    ------------    ------------
     Total revenues .......................        232,900          69,800         508,000         182,500
                                              ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Cost of revenues- Referenced Laboratory
    (including amortization expense of $0
    for the three  months  ended June 30,
    2008 and 2007, and $0 and $19,900 for
    the nine months ended June 30, 2008 and
    2007, respectively) ...................         34,200          38,200         131,600         114,800
  Research and development ................        682,400         322,100       1,589,000         773,300
  Sales and marketing .....................        348,200          33,700         595,000          81,200
  General and administrative ..............        776,400         233,700       2,200,800       1,108,400
                                              ------------    ------------    ------------    ------------
    Total operating expenses ..............      1,841,200         627,700       4,516,400       2,077,700
                                              ------------    ------------    ------------    ------------

OPERATING LOSS ............................     (1,608,300)       (557,900)     (4,008,400)     (1,895,200)
                                              ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income (expense), net ..........         13,000          22,600          97,200        (170,600)
  Other ...................................           --            32,600            --            94,300
                                              ------------    ------------    ------------    ------------
  Total other income (expense) ............         13,000          55,200          97,200         (76,300)
                                              ------------    ------------    ------------    ------------

(LOSS) BEFORE PROVISION FOR INCOME TAXES ..     (1,595,300)       (502,700)     (3,911,200)     (1,971,500)
PROVISION FOR INCOME TAXES ................            600            --             1,400             800
                                              ------------    ------------    ------------    ------------
NET (LOSS) ................................   $ (1,595,900)   $   (502,700)   $ (3,912,600)   $ (1,972,300)
                                              ============    ============    ============    ============


BASIC NET (LOSS) PER SHARE ................   $      (0.06)   $      (0.02)   $      (0.15)   $      (0.09)
                                              ============    ============    ============    ============

DILUTED NET (LOSS) PER SHARE ..............   $      (0.06)   $      (0.02)   $      (0.15)   $      (0.09)
                                              ============    ============    ============    ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  Basic ...................................     25,299,547      24,960,554      25,299,547      21,049,101
                                              ============    ============    ============    ============
  Diluted .................................     25,299,547      24,960,554      25,299,547      21,049,101
                                              ============    ============    ============    ============


          See accompanying Notes to Consolidated Financial Statements.

                               CNS RESPONSE, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,      SEPTEMBER 30,
                                                                2008            2007
                                                            ------------    ------------
                                                             (unaudited)
ASSETS
CURRENT ASSETS:
  Cash ..................................................   $  3,118,600    $  5,790,100
  Accounts receivable (net of allowance for doubtful
    accounts of $30,700 (unaudited) in 2008 and $17,200
    in 2007) ............................................         83,600          59,200
  Prepaids and other ....................................        180,900         159,000
                                                            ------------    ------------
    Total current assets ................................      3,383,100       6,008,300

OTHER ASSETS:
  Goodwill ..............................................        320,200            --
  Other assets ..........................................         30,900           4,100
                                                            ------------    ------------
TOTAL ASSETS ............................................   $  3,734,200    $  6,012,400
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS'
  EQUITY
CURRENT LIABILITIES:
  Accounts payable (including $5,000 (unaudited) in 2008
    and $5,000 in 2007 to related parties) ..............   $    287,700    $    219,400
  Accrued clinical costs ................................        317,600            --
  Accrued liabilities ...................................        207,500         207,500
  Accrued compensation ..................................        266,600          73,400
  Accrued consulting fees ...............................         50,100          73,200
  Accrued interest ......................................         40,900          35,800
  Convertible promissory notes ..........................         50,000          50,000
  Current portion of long-term liabilities (including
    $85,000 in 2008 to officer) .........................         86,800            --
                                                            ------------    ------------
    Total current liabilities ...........................      1,307,200         659,300

LONG-TERM LIABILITIES:
  Note payable to officer ...............................        140,900            --
  Other .................................................          8,100            --
                                                            ------------    ------------
Total liabilities .......................................      1,456,200         659,300
                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Common stock, $0.001 par value; authorized
    750,000,000 shares; 25,299,547 outstanding
    in 2008 and 2007 ....................................         25,300          25,300
  Additional paid-in capital ............................     17,467,500      16,630,000
  Accumulated deficit ...................................    (15,214,800)    (11,302,200)
                                                            ------------    ------------
    Total stockholders' equity ..........................      2,278,000       5,353,100
                                                            ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............   $  3,734,200    $  6,012,400
                                                            ============    ============


          See accompanying Notes to Consolidated Financial Statements.

                               CNS RESPONSE, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        NINE MONTHS ENDED JUNE 30,
                                                                      ----------------------------
                                                                          2008            2007
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) .....................................................   $ (3,912,600)   $ (1,972,300)
   Adjustments to reconcile net (loss) to net cash
     used in operating activities:
     Depreciation and amortization ................................         90,600          19,900
     Other ........................................................           --           (84,600)
     Stock based compensation .....................................        837,500           7,100
     Non-cash interest expense ....................................           --           189,800
     Write-off of Deferred offering costs .........................         42,900            --
     Changes in operating assets and liabilities:
       Accounts receivable ........................................         17,000         (35,000)
       Prepaids and other .........................................       (137,400)        (84,300)
       Accounts payable ...........................................         20,800        (381,300)
       Accrued clinical costs .....................................        317,600            --
       Accrued liabilities ........................................           --           (41,300)
       Deferred compensation ......................................        185,800           2,100
       Accrued consulting .........................................        (23,200)          6,400
       Accrued interest ...........................................          4,900           8,900
                                                                      ------------    ------------
       Net cash used in operating activities ......................     (2,556,100)     (2,364,600)
                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in other assets .......................................        (40,200)         (3,000)
   Cash for acquisition, including transaction costs of $43,700 ...        (11,600)           --
   Loans to employees .............................................           --            (4,200)
                                                                      ------------    ------------
       Net cash used in investing activities ......................        (51,800)         (7,200)
                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt ..............................................        (40,700)         (5,000)
   Deferred offering costs ........................................        (22,900)           --
   Proceeds from the sale of preferred stock, net of offering costs           --         1,779,900
   Proceeds from the sale of common stock, net of offering costs ..           --         6,748,400
   Proceeds from exercise of warrants .............................           --            28,000
                                                                      ------------    ------------
       Net cash (used in) provided by financing activities ........        (63,600)      8,551,300
                                                                      ------------    ------------

NET INCREASE (DECREASE) IN CASH ...................................     (2,671,500)      6,179,500
CASH- BEGINNING OF PERIOD .........................................      5,790,100         204,900
                                                                      ------------    ------------
CASH- END OF PERIOD ...............................................   $  3,118,600    $  6,384,400
                                                                      ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest ......................................................   $     10,300    $      2,300
                                                                      ============    ============
    Income taxes ..................................................   $      1,400    $        800
                                                                      ============    ============
  Fair value of note payable to officer issued for acquisition ....   $    265,900            --
                                                                      ============    ============
  Fair value of equipment acquired through a lease ................   $     10,500            --
                                                                      ============    ============
  Conversion of preferred stock into common stock .................           --      $  5,958,200
                                                                      ============    ============
  Common stock received as collection of loans receivable .........           --      $    171,300
                                                                      ============    ============
  Derivative instrument liability .................................           --      $  2,273,700
                                                                      ============    ============


          See accompanying Notes to Consolidated Financial Statements.

                               CNS RESPONSE, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)

                                                                                       Additional
For the nine months ended June 30, 2008                       Common Stock               Paid-in       Accumulated
                                                         Shares          Amount          Capital         Deficit          Total
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE - September 30, 2007 ......................     25,299,247    $     25,300    $ 16,630,000    $(11,302,200)   $  5,353,100
Stock-based compensation ..........................           --              --           837,500            --           837,500
Net loss for the nine months ended June 30, 2008 ..           --              --              --        (3,912,600)     (3,912,600)
                                                      ------------    ------------    ------------    ------------    ------------
Balance at June 30, 2008 ..........................     25,299,547    $     25,300    $ 17,467,500    $(15,214,800)   $  2,278,000
                                                      ============    ============    ============    ============    ============


For the nine months ended June 30, 2007

BALANCE - September 30, 2006 ......................      7,903,107    $      7,900    $  2,822,100    $ (8,023,100)   $ (5,193,100)
Forgiveness of accrued interest from NuPharm and
    issuance and exercise of warrants by NuPharm ..      2,800,000           2,800         334,800            --           337,600
 Conversion of convertible promissory notes and
    accrued interest ..............................      5,993,515           6,000       4,061,100            --         4,067,100
 Issuance of stock in connection with mezzanine
    financing, net of offering costs of $47,600 ...      1,905,978           1,900       1,875,500            --         1,877,400
 Issuance of stock for settlement of debt .........         11,015            --             1,300            --             1,300
 Issuance of options in settlement of accrued
    consulting fees ...............................           --              --            27,000            --            27,000
Issuance of stock in connection with private
    placement, net of offering costs of $1,057,300       6,504,758           6,500       6,741,900            --         6,748,400
Issuance of stock as payment of placement agent fee         83,333             100            (100)           --              --
Issuance of stock to repay note to NuPharm and
    related accrued interest ......................        244,509             200         293,200            --           293,400
Collection of loans receivable through the receipt
    of stock ......................................       (142,753)           (100)       (171,200)           --          (171,300)
Stock-based compensation ..........................           --              --             7,100            --             7,100
Derivative instrument liability ...................           --              --        (2,273,700)           --        (2,273,700)
Reclassify fair value of derivate instrument
    liability .....................................           --              --         2,273,700            --         2,273,700
Net loss for the nine months ended June 30, 2007 ..           --              --              --        (1,972,300)     (1,972,300)
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE at June 30, 2007 ..........................     25,303,462    $     25,300    $ 15,992,700    $ (9,995,400)   $  6,022,600
                                                      ============    ============    ============    ============    ============


          See accompanying Notes to Consolidated Financial Statements.

                               CNS RESPONSE, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of CNS Response, Inc. ("CNS," "we," "us," "our" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries, CNS California (see Note 2) and NeuroTherapy Clinic, P.C. (see Note 10). Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2008 and our operating results, cash flows, and changes in stockholders' equity for the interim periods presented. The September 30, 2007 balance sheet was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements and the related notes should be read in conjunction with our financial statements and notes for the year ended September 30, 2007 which are included in our current report on Form 10-KSB, filed with the Securities and Exchange Commission on December 7, 2007.

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

         The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2008.

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

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," or SFAS No. 141R. SFAS No. 141R replaces SFAS No. 141, "Business Combinations." SFAS No. 141R establishes principles and requirements for how an acquiror recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired or a gain from a bargain purchase. SFAS No. 141R also determines disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of a fiscal year that begins on or after December 15, 2008 and has implications for acquisitions that occur prior to this date. We are currently in the process of evaluating the impact that the adoption of SFAS No. 141R will have on our financial position, results of operations and cash flows.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," or SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements," or ARB 51, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders' equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 will have a significant, if any, impact on our financial position, results of operations and cash flows.

4.  LOANS TO RELATED PARTIES

         From September 2006 through February 2007, CNS California loaned certain officer, employees and a consultant $171,300 under notes bearing interest at 5.26% per annum, compounded annually, and requiring payment on or after the earlier of (i) the date that is two years following the date of the note, and (ii) a demand by CNS California following the date on which CNS California has received an aggregate of $5,000,000 from the sale(s) of its capital stock provided the assigned value (as defined) of the stock at the time of the demand is more than $1. The notes provided that repayment of the notes could be made in one of the following ways, or in combination of both:

                  (a)      in cash, or

                  (b) by tendering Common Stock of CNS California owned by the borrower, with an aggregate Assigned Value (as defined) equal to the principal and accrued interest on the notes.

         Pursuant to the abovementioned terms and the terms of the merger described in Note 2 above, the Company demanded payment of all such notes upon the completion of the merger and private placement in which the Company raised approximately $7,805,000. The officer who owed the Company $93,900, including interest, repaid the loan by tendering 78,219 shares of the Company's Common Stock to the Company. Certain other employees and consultant repaid their loans by tendering an aggregate of 68,449 shares of the Company's common stock to the Company. None of the aforementioned notes remained outstanding as of June 30, 2008.

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

8.  STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

         As of June 30, 2008, the Company was authorized to issue 750,000,000 shares of common stock.

         As of June 30, 2008, CNS California was authorized to issue 100,000,000 shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

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

STOCK OPTION PLAN

         On September 27, 2004, the Company adopted the 2004 Stock Option Plan pursuant to which there were 15,000,000 shares of common stock reserved for issuance and under which the Company may issue incentive stock options, nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The option price for each share of stock subject to an option was to be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO ; provided, however, if the option was an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO was to be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options were to have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term was to be five years from the date of grant. ISOs could be granted only to eligible employees. At June 30, 2008, there were no options outstanding under this plan.

         In connection with the Merger described in Note 2, the Company assumed the CNS California stock option plan described below and all of the options granted thereunder at the same price and terms.

         On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options(ISO) or nonstatutory stock options (NSO)), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the board of directors. A total of 10 million shares of stock are reserved for issuance under the 2006 Plan. As of June 30, 2008, there were 9,042,324 options and 183,937 restricted shares outstanding under the 2006 Plan and 773,739 shares available for issuance of awards.

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

                                             Risk-free
                              Dividend        interest        Expected        Expected
  Options granted in:          Yield            rate         volatility         life
------------------------    ------------    ------------    ------------    ------------
Fiscal 2006 ............              0%           5.46%            100%        5 years

November 2006 ..........              0%           5.00%            100%       10 years

August 2007 ............              0%           4.72%             91%        5 years

October 2007 ...........              0%           4.60%            105%        5 years

December 2007 ..........              0%           4.00%            113%        5 years

April 2008 .............              0%           3.78%            172%        5 years


         The expense is recognized over the employees' requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three and nine months ended June 30, 2008 is as follows:

                                                         For the three months
                                                             ended June 30,
                                                       -------------------------
                                                         2008             2007
                                                       --------         --------
                Operations ...................         $  4,000         $      0
  Research and development ...................           68,900            1,400
       Sales and marketing ...................           46,300                0
General and administrative ...................          136,000            1,500
                                                       --------         --------
                     Total ...................         $255,200         $  2,900
                                                       ========         ========


                                                          For the nine months
                                                             ended June 30,
                                                       -------------------------
                                                         2008             2007
                                                       --------         --------
                Operations ...................         $ 12,000         $      0
  Research and development ...................          255,500            4,100
       Sales and marketing ...................           46,300                0
General and administrative ...................          523,700            3,000
                                                       --------         --------
                     Total ...................         $837,500         $  7,100
                                                       ========         ========


         Total unrecognized compensation as of June 30, 2008 amounted to $1,963,800.

         A summary of stock option activity is as follows:

                                                                      Weighted
                                                                       Average
                                                          Number of   Exercise
                                                            Shares      Price
                                                          ---------   ---------
Outstanding at October 1, 2005
     Granted ..........................................   4,000,403   $    0.13
     Exercised ........................................        --          --
     Forfeited ........................................        --          --
Outstanding at September 30, 2006 .....................   4,000,403   $    0.13

     Granted ..........................................   3,436,300   $    1.07
     Exercised ........................................        --          --
     Forfeited ........................................        --          --
Outstanding at September 30,2007 ......................   7,436,703   $    0.57

     Granted ..........................................   1,605,621   $    0.90
     Exercised ........................................        --          --
     Forfeited ........................................        --          --
Outstanding at June 30, 2008 ..........................   9,042,324   $    0.63

Weighted average fair value of options granted during:
     Year ended September 30, 2006 ....................               $    0.09
     Year ended September 30, 2007 ....................               $    0.77
     Nine months ended June 30, 2008 ..................               $    0.76


         Following is a summary of the status of options outstanding at June 30, 2008:

                                          Weighted Average      Weighted Average
Exercise Price     Number of Shares       Contractual Life       Exercise Price
--------------     ----------------       ----------------      ---------------
     $0.12                 859,270           10 years                    $0.12
    $0.132               3,112,545            7 years                   $0.132
     $0.30                 135,700           10 years                    $0.30
     $0.59                  28,588           10 years                    $0.59
     $0.80                 140,000           10 years                    $0.80
     $0.89                 968,875           10 years                    $0.89
     $0.96                 496,746           10 years                    $0.96
     $1.09               2,966,989           10 years                    $1.09
     $1.20                 333,611            5 years                    $1.20
                   ----------------                             ---------------
     Total               9,042,324                                       $0.63
                   ================                             ===============

         Following is a summary of the status of options exercisable at June 30, 2008:
                                          Weighted Average
                                              Remaining         Weighted Average
Exercise Price     Number of Shares       Contractual Life       Exercise Price
--------------     ----------------       ----------------      ---------------
     $0.12                 854,270            9 years                    $0.12
    $0.132               3,112,545            6 years                   $0.132
     $0.30                 115,075            9 years                    $0.30
     $0.59                  28,588            9 years                    $0.59
     $0.80                  25,000           10 years                    $0.80
     $0.89                 181,661           10 years                    $0.89
     $0.96                  50,787           10 years                    $0.96
     $1.09               1,380,887           10 years                    $1.09
     $1.20                 125,103            5 years                    $1.20
                   ----------------                             ---------------
                         5,873,916                                       $0.42
                   ================                             ===============


WARRANTS TO PURCHASE COMMON STOCK

         All warrants described below were issued by CNS California and assumed by the company under the terms of the Merger Agreement described in Note 2.

         At September 30, 2007, there were warrants outstanding to purchase 6,899,353 shares of the Company's common stock at exercise prices ranging from $0.01 to $1.812 with a weighted average exercise price of $1.04. The warrants expire at various times through 2017. No warrants were issued or exercised during the nine months ended June 30, 2008. Accordingly, all warrants are outstanding at June 30, 2008.

9.  NET LOSS PER SHARE

         In accordance with SFAS 128, "Computation of Earnings Per Share," basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the three and nine months ended June 30, 2008 and 2007, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

         Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share are as follows:

                                                    Three months ended June 30,
                                                   -----------------------------
                                                      2008                2007
                                                   ---------           ---------
Convertible debt .......................           4,995,000           4,995,000
Warrants ...............................           6,899,353           6,765,133
Options ................................           8,959,533           4,136,103


                                                     Nine months ended June 30,
                                                   -----------------------------
                                                      2008                2007
                                                   ---------           ---------
Convertible debt .......................           4,995,000           6,713,653
Warrants ...............................           6,899,353           5,253,803
Options ................................           8,510,578           4,113,486
Preferred stock ........................                --             4,445,282


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

11. REPORTABLE SEGMENTS

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

         The following tables show operating results for our reportable segments, along with reconciliation from segment gross profit to (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:

                                             Three months ended June 30, 2008
                               ------------------------------------------------------------
                                Reference
                                Laboratory        Clinic       Eliminations       Total
                               ------------    ------------    ------------    ------------
Revenues ...................   $     39,300    $    196,400    $     (2,800)   $    232,900
                               ------------    ------------    ------------    ------------

Operating expenses:
  Cost of revenues .........         34,200           2,800          (2,800)         34,200
  Research and development .        682,400            --              --           682,400
  Sales and marketing ......        330,500          17,700            --           348,200
  General and administrative        528,800         247,600            --           776,400
                               ------------    ------------    ------------    ------------
  Total operating expenses .      1,575,900         268,100          (2,800)      1,841,200
                               ------------    ------------    ------------    ------------

Loss from operations .......   $ (1,536,600)   $    (71,700)   $          0    $ (1,608,300)
                               ============    ============    ============    ============


                                             Nine months ended June 30, 2008
                               ------------------------------------------------------------
                                Reference
                                Laboratory        Clinic       Eliminations       Total
                               ------------    ------------    ------------    ------------
RRevenues ...................   $    140,800    $    377,000    $     (9,800)   $    508,000
                               ------------    ------------    ------------    ------------

Operating expenses:
  Cost of revenues .........        131,600           9,800          (9,800)        131,600
  Research and development .      1,589,000            --              --         1,589,000
  Sales and marketing ......        574,100          20,900            --           595,000
  General and administrative      1,756,000         444,800            --         2,200,800
                               ------------    ------------    ------------    ------------
  Total operating expenses .      4,050,700         475,500          (9,800)      4,516,400
                               ------------    ------------    ------------    ------------

Loss from operations .......   $ (3,909,900)   $    (98,500)   $          0    $ (4,008,400)
                               ============    ============    ============    ============


The following table includes selected segment financial information as of June 30, 2008, related to goodwill and total assets:

                                        Reference
                                        Laboratory       Clinic          Total
                                        ----------     ----------     ----------
Goodwill ..........................     $  320,200           --       $  320,200
                                        ==========     ==========     ==========

Total assets ......................     $3,651,600     $   82,600     $3,734,200
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

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONDENSED CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF CNS RESPONSE, INC. FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

         BUSINESS OVERVIEW

         We are a life sciences company primarily focused on the commercialization of a patented system that assists psychiatrists and other physicians to determine a proper treatment for patients with behavioral (psychiatric and/or addictive) disorders. We intend to identify, develop and commercialize new indications of approved drugs and drug candidates for this patient population. We are also a provider of behavioral health care services through Neuro-Therapy Clinic, P.C. ("NTC"), a wholly-owned subsidiary, acquired on January 15, 2008.

         We have developed an extensive proprietary database (the "CNS Database") consisting of approximately 13,000 clinical outcomes across 1,600 patients who had psychiatric or addictive problems. For each patient, we have compiled electrocephalographic ("EEG") scans, symptoms, course of treatment and outcomes often across multiple treatments from multiple psychiatrists and physicians. Using this database, our technology compares a patient's EEG scan to the outcomes in the database and ranks treatment options based on treatment success of patients having similar neurophysiology.

         Trademarked as Referenced-EEG ("rEEG"), this patented technology allows CNS to create and provide simple reports ("rEEG Reports") that specifically assist physicians to treatment strategies based on the patient's own physiology. The vast majority of these patients were considered long-term "treatment-resistant", the most challenging, high-risk and expensive category to treat.

         rEEG identifies relevant neurophysiology that is variant from the norm and identifies medications that have successfully treated database patients having similar aberrant physiology. It does this by comparing a patient's standard digital EEG to a normative database, identifying the presence of any pathophysiology. The rEEG process then compares the stratified set of patients with similar pathophysiology to our CNS Database and reports on relative medication success for this stratified group. Upon completion, the physician is provided the analysis in a report detailing and ranking classes of agents (and specific agents within the class) by treatment success.

         We believe the key factors that will drive broader adoption of rEEG will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our test, reimbursement by third-party payors, expansion of our sales force and increased marketing efforts.

         Since our inception, we have generated significant net losses. As of June 30, 2008, we had an accumulated deficit of $15.2 million and incurred operating losses of $1.6 million and $3.9 million for the three and nine months then ended. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, scale up of our commercial organization and other general corporate purposes. Research and development projects include the completion of clinical trials which are necessary to validate the efficacy of our products and services across different types of behavioral disorders and the enhancement of the CNS Database.

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

         Brean Murray Carret & Co. ("Brean Murray") acted as placement agent and corporate finance advisor in connection with the Private Placement. For their services as placement agent and financial advisor, pursuant to the terms of an

Engagement Agreement between CNS California and Brean Murray, Brean Murray received a retainer in the form of 83,333 shares of our common stock (having a deemed value of $100,000) upon the closing of the Private Placement. We also paid Brean Murray a fee equal to 8% of the funds raised in the Private Placement, or approximately $624,500 of the gross proceeds from the financing. In addition, Brean Murray received warrants (the "Placement Agent Warrants") to purchase shares of our common stock in amounts equal to (i) 8% of the shares of common stock sold by Brean Murray in the Private Placement (520,380 warrants at an exercise price of $1.44 per share), and (ii) 8% of the shares underlying the Investor Warrants sold by Brean Murray in the Private Placement (156,114 warrants at an exercise price of $1.80 per share). The Placement Agent Warrants are fully vested and have a term of 5 years. We also paid $88,000 in costs, fees and expenses incurred by Brean Murray in connection with the Private Placement. We expressly assumed CNS California's agreement with Brean Murray upon the closing of the Merger. Pursuant to this agreement, Brean Murray received a right of first refusal to represent us in certain corporate finance transactions for a period of one year following the closing of the Private Placement.

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

         ACQUISITION OF NEURO-THERAPY CLINIC, PC

         On January 15, 2008, we acquired all of the outstanding common stock of Neuro-Therapy Clinic, P.C. ("NTC") in exchange for a non-interest bearing note payable of $300,000 payable in equal monthly installments over 36 months. Upon the completion of the acquisition, the sole shareholder of NTC became our Chief Medical Officer. We acquired NTC to advance neurophysiology data collection, beta-test planned technological advances in rEEG, advance physician training in rEEG and investigate practice development strategies associated with rEEG.

         REVENUES

         We derive our revenues from two sources: (i) the sale of rEEG Reports to physicians and (ii) patient service revenue in our clinic.

         SALE OF REEG REPORTS

         Physicians are generally billed upon delivery of the rEEG Report. The list prices of our rEEG Reports range from $200 to $800, with $400 being the most frequent charge.

         REVENUE FROM CLINIC

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

         COST OF REVENUES

         Cost of revenues represents the cost of direct labor, and costs associated with external processing, analysis and consulting review necessary to render an individualized test result. Costs associated with performing our test are recorded as tests are processed. We continually evaluate the feasibility of hiring our own personnel to perform most of the processing and analysis necessary to render a rEEG Report.

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

         SALES AND MARKETING

         Our selling and marketing expenses consist primarily of personnel costs and the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our products and services.

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

         The  following  tables  show  operating   results  for  our  reportable
segments, along with reconciliation from segment gross profit to (loss) from operations.

                                              Three months ended June 30, 2008
                               ------------------------------------------------------------
                                Reference
                                Laboratory        Clinic       Eliminations        Total
                               ------------    ------------    ------------    ------------
Revenues ...................   $     39,300    $    196,400    $     (2,800)   $    232,900
                               ------------    ------------    ------------    ------------

Operating expenses:
  Cost of revenues .........         34,200           2,800          (2,800)         34,200
  Research and development .        682,400            --              --           682,400
  Sales and marketing ......        330,500          17,700            --           348,200
  General and administrative        528,800         247,600            --           776,400
                               ------------    ------------    ------------    ------------
  Total operating expenses .      1,575,900         268,100          (2,800)      1,841,200
                               ------------    ------------    ------------    ------------

Loss from operations .......   $ (1,536,600)   $    (71,700)   $          0    $ (1,608,300)
                               ============    ============    ============    ============


                                              Nine months ended June 30, 2008
                               ------------------------------------------------------------
                                Reference
                                Laboratory        Clinic       Eliminations        Total
                               ------------    ------------    ------------    ------------
Revenues ...................   $    140,800    $    377,000    $     (9,800)   $    508,000
                               ------------    ------------    ------------    ------------

Operating expenses:
  Cost of revenues .........        131,600           9,800          (9,800)        131,600
  Research and development .      1,589,000            --              --         1,589,000
  Sales and marketing ......        574,100          20,900            --           595,000
  General and administrative      1,756,000         444,800            --         2,200,800
                               ------------    ------------    ------------    ------------
  Total operating expenses .      4,050,700         475,500          (9,800)      4,516,400
                               ------------    ------------    ------------    ------------

Loss from operations .......   $ (3,909,900)   $    (98,500)   $          0    $ (4,008,400)
                               ============    ============    ============    ============


         The acquisition of NTC was effected on January 15, 2008 and accounted under the purchase method of accounting; accordingly, our consolidated financial statements include the operations of NTC from January 16, 2008. Therefore, unless otherwise indicated, the following comparisons of the results of operations for the three and nine months ended June 30, 2008 and the three and nine months ended June 30, 2007 pertain only to our reference laboratory segment.

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

                 COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008
                      AND THREE MONTHS ENDED JUNE 30, 2007

         The following table presents statement of operations data for each of the periods indicated as a percentage of revenues.

                                                THREE MONTHS     THREE MONTHS
                                                   ENDED             ENDED
                                               JUNE 30, 2008     JUNE 30, 2007
                                               -------------     -------------
Revenues ...................................             100%              100%
Cost of revenues ...........................              87                55
                                               -------------     -------------

Gross profit ...............................              13                45
Research and development ...................           1,736               461
Sales and marketing ........................             841                48
General and administrative expenses ........           1,346               335
                                               -------------     -------------

Operating loss .............................          (3,910)             (799)
Other income, net ..........................              32                79
                                               -------------     -------------

Net loss ...................................          (3,878)%            (720)%
                                               =============     =============


         REVENUES

                                   THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007       CHANGE
                                  -------------   -------------   -------------

Revenues ......................   $      39,300   $      69,800           (44)%


         The number of rEEG Reports delivered for the period decreased from 179 in 2007 to 103 in 2008 while the price per report decreased from approximately $390 to $350. We hired a president in October of 2007 whose main focus is the commercialization of our products, and accordingly, we have begun to scale up our sales and marketing efforts. However, we do not expect to drive broader adoption of reports based on our rEEG technology until the completion in 2009 of our multi-site clinical study to validate the efficacy of our products. Accordingly, we anticipate that revenues will not increase materially until fiscal 2009.

         COST OF REVENUES

                                   THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007       CHANGE
                                  -------------   -------------   -------------

Cost of revenues ..............   $      34,200   $      38,200           (10)%


         Cost of revenues consists of payroll costs, consulting costs, and other miscellaneous charges. Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report. Cost of revenues for the three months ended June 30, 2008 decreased from the comparable period for 2007 as a result of decreases in the number of tests performed for the comparable periods as explained above. We expect costs of revenues will increase as an absolute number as we deliver more rEEG Reports. However, we expect cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency.

         RESEARCH AND DEVELOPMENT

                                   THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007       CHANGE
                                  -------------   -------------   -------------

Research and development ......   $     682,400   $     322,100            112%


         Research and development expenses consist of clinical studies, costs to identify indications of approved drugs and drug candidates, patent costs, consulting fees, payroll costs, expenses related to database enhancements, and other miscellaneous costs. Research and development costs increased for the three months ended June 30, 2008 from the comparable period for 2007 as a result of increases in: (i) expenses relating to clinical studies, and (ii) payroll costs; offset by decreases in (iii) the cost of identifying indications of approved drugs and drug candidates, (iv) expenses relating to database enhancements and (v) patent costs. The increase in expenses relating to clinical studies is attributable to our expansion and acceleration of a clinical study with the goal of driving market acceptance of our rEEG technology. The increase in payroll costs is attributable to the hiring of our Chief Medical Officer and of increases in stock-based compensation. The cost of identifying indications of approved drugs and drug candidates decreased as we deferred these projects to concentrate our efforts in the clinical study and the commercialization of our product. Expenses relating to database enhancements decreased as in 2007 we undertook a project to enhance our database for antipsychotic drugs and no similar project was deemed necessary in 2008. Patent costs decreased as the result of a decrease in the number of filings. Notwithstanding the deferral of projects to identify indications of approved drugs and drug candidates, we expect research and development expenses to continue to increase as we accelerate our clinical study to validate the efficacy of our product and hire additional employees.

         SALES AND MARKETING

                                   THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007       CHANGE
                                  -------------   -------------   -------------

Sales and marketing ...........   $     330,500   $      33,700            881%

         Sales and marketing expenses consists primarily of consulting fees, payroll costs, marketing costs and travel costs. Sales and marketing expenses increased for the three months ended June 30, 2008 from the comparable period for 2007 as a result of the hiring of consultants to expand our sales and marketing efforts, increases in marketing activities, such as attendance at conferences, increased travel and the hiring of (i) a Vice President for commercial operations, (ii) an additional salesperson and (iii) a marketing assistant. We expect sales and marketing costs to increase in as we continue to expand our sales and marketing efforts.

         GENERAL AND ADMINISTRATIVE

                                   THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007       CHANGE
                                  -------------   -------------   -------------
General and administrative
   expenses ...................   $     528,800   $     233,700            126%


         The increase in general and administrative expenses for the three months ended June 30, 2008 as compared to the comparable period for 2007 is primarily attributable to increases in payroll due to the hiring of a new president and stock-based compensation costs, increases in the costs associated with being a public company and the write-off in 2008 of offering costs related to a capital raising effort that was terminated unsuccessfully. Costs associated with being a public company include certain legal and accounting costs, premiums for directors and officers insurance and costs for investor relations. We expect general and administrative costs to continue to increase as we expand our staff and incur costs associated with being a public reporting company.

         INTEREST INCOME

                                   THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007       CHANGE
                                  -------------   -------------   -------------

Interest Income, net ..........   $      13,000   $      22,600           (42)%



         For the three months ended June 30, 2008, net interest income was $13,000 and consisted of interest income of $19,800 offset by interest expense of $6,800. For the three months ended June 30, 2007, net interest income was $22,600 and consisted primarily of interest income of $24,200 offset by interest expense of $1,600. The decrease in interest income is attributable to less cash available for investments as well as lower interest rates. The increase in interest expense is due to the interest expense on the note payable to our Chief Medical Officer issued in connection with the acquisition of Neuro-Therapy Clinic, PC in January 2008. We expect net interest income to decrease as available cash decreases due to expected operating losses.

         OTHER INCOME

                                   THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007       CHANGE
                                  -------------   -------------   -------------

Other Income ..................   $           0   $      32,600         *
* Not meaningful


       Other income for the three months ended June 30, 2007 was $32,600 and consisted of gains from settlement of payables. Other income for the three months ended June 30, 2008 was zero. The decrease in other income is attributable to the settlement of accounts payable at a discount to the recorded amounts in 2007.

         NET LOSS

                                   THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007       CHANGE
                                  -------------   -------------   -------------

Net Loss ......................   $  (1,524,200)  $    (502,700)           203%


       The increase in net loss of $1,021,500 is due primarily to an increase in stock-based compensation and increases in the cost of clinical studies. We expect to incur net losses for the next few years as we continue to improve our rEEG technology and reaffirm its validity through clinical studies, increase the penetration of our products in the marketplace, and hire additional personnel.

                  COMPARISON OF NINE MONTHS ENDED JUNE 30, 2008
                       AND NINE MONTHS ENDED JUNE 30, 2007

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                   NINE MONTHS     NINE MONTHS
                                                      ENDED           ENDED
                                                     JUNE 30,        JUNE 30,
                                                       2008            2007
                                                   -----------     -----------

Revenues .......................................           100%            100%
Cost of revenues ...............................            93              63
                                                   -----------     -----------
Gross profit ...................................             7              37
Research and development .......................         1,129             424
Sales and marketing ............................           408              44
General and administrative expenses ............         1,247             607
                                                   -----------     -----------
Operating loss .................................        (2,777)         (1,038)
Other income (expense), net ....................            68             (42)
                                                   -----------     -----------
Net loss .......................................        (2,709)%        (1,080)%
                                                   ===========     ===========

         REVENUES

                                   NINE MONTHS     NINE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007       CHANGE
                                  -------------   -------------   -------------

Revenues.......................   $     140,800   $     182,500           (23)%


         The number of rEEG Reports delivered for the period decreased from 479 in 2007 to 396 in 2008 while the price per report decreased from approximately $380 to $350. We hired a president in October of 2007 whose main focus is the commercialization of our product, and accordingly, we have begun to scale up our sales and marketing efforts. However, we do not expect to drive broader adoption of reports based on our rEEG technology until the completion in 2009 of our multi-site clinical study to validate the efficacy of our product. Accordingly, we anticipate that revenues will not increase materially until fiscal 2009.

         COST OF REVENUES

                                   NINE MONTHS     NINE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007       CHANGE
                                  -------------   -------------   -------------

Cost of revenues...............   $     131,600   $     114,800             15%


         Cost of revenues consists of payroll costs, consulting costs, and other miscellaneous charges. Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report. Cost of revenues for the nine months ended June 30, 2008 increased from the comparable period for 2007 as a result of increases in bonus expense, vacation expense and stock-based compensation. We expect costs of revenues will increase as an absolute number as we deliver more rEEG Reports. However, we expect cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency.

         RESEARCH AND DEVELOPMENT

                                   NINE MONTHS     NINE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007       CHANGE
                                  -------------   -------------   -------------

Research and development.......   $   1,589,000   $     773,300            105%


         Research and development expenses consist of clinical studies, costs to identify indications of approved drugs and drug candidates, patent costs, consulting fees, payroll costs, expenses related to database enhancements, and other miscellaneous costs. Research and development costs increased for the nine months ended June 30, 2008 from the comparable period for 2007 as a result of increases in: (i) expenses relating to clinical studies, (ii) recruiting costs, and (iii) payroll costs, including stock-based compensation; offset by a decrease in the cost of identifying indications of approved drugs and drug candidates. The increase in expenses relating to clinical studies is attributable to our expansion and acceleration of a clinical study with the goal of driving market acceptance of our rEEG technology. Recruiting costs increased as we intensified our search for various employees. Payroll increased due to the hiring of our Chief Medical Officer, and increases in bonus expense, vacation expense and stock-based compensation. The cost of identifying indications of approved drugs and drug candidates decreased as we deferred these projects to concentrate our efforts in the clinical study and the commercialization of our product. Notwithstanding the deferral of projects to identify indications of approved drugs and drug candidates, we expect research and development expenses to continue to increase as we accelerate our clinical study to validate the efficacy of our product and hire additional employees.

         SALES AND MARKETING

                                   NINE MONTHS     NINE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007       CHANGE
                                  -------------   -------------   -------------

Sales and marketing............   $     574,100   $      81,200            607%


         Sales and marketing expenses consists primarily of consulting fees, payroll costs, marketing costs and travel costs. Sales and marketing expenses increased for the nine months ended June 30, 2008 from the comparable period for 2007 as a result of the hiring of consultants to expand our sales and marketing efforts, increases in marketing activities, such as attendance at conferences, increased travel and the hiring of (i) a Vice President for commercial operations, (ii) an additional salesperson and (iii) a marketing assistant, We expect sales and marketing costs to increase in as we continue to expand our sales and marketing efforts.

         GENERAL AND ADMINISTRATIVE

                                   NINE MONTHS     NINE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007       CHANGE
                                  -------------   -------------   -------------

General and administrative
   expenses....................   $   1,756,000   $   1,108,400              58%


         General and administrative expenses for the nine months ended June 30, 2008 primarily relate to salaries (including stock-based compensation), costs associated with being a public company and professional fees. General and administrative expenses for the nine months ended June 30, 2007 primarily relate to salaries, fees paid to regulatory agencies and a $475,000 advisory fee paid to Richardson & Pattel, LLP in connection with our merger transaction, that will not recur. The increase in general and administrative expenses for the nine months ended June 30, 2008 as compared to the comparable period for 2007 is primarily attributable to increases in payroll due to the hiring of a new president, increases in bonus expense, vacation expense and stock-based compensation, increases in the costs associated with being a public company and the write-off in 2008 of offering costs related to a capital raising effort that was terminated unsuccessfully. Costs associated with being a public company include certain legal and accounting costs, premiums for directors and officers insurance and costs for investor relations. We expect general and administrative costs to continue to increase as we expand our staff and incur costs associated with being a public reporting company.

         INTEREST INCOME (EXPENSE)

                                   NINE MONTHS     NINE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007       CHANGE
                                  -------------   -------------   -------------

Interest Income (Expense)......   $      97,200   $    (170,600)        *
* Not meaningful


         For the nine months ended June 30, 2008, net interest income was $97,200 and consisted of interest income of $113,200 offset by interest expense of $16,000. For the nine months ended June 30, 2007, interest expense was $170,600 and consisted of $189,800 relating to interest expense from the ascribed value of a warrant issued to NuPharm Database, LLC, interest expense from promissory notes and other interest bearing accounts of $14,900 offset by interest income of $34,100. The increase in interest income is attributable to cash available for investments for a longer period in 2008 since we completed our private placement in March 2007. The increase in interest expense (after excluding the ascribed value of the warrant) is due to the interest expense on the note payable to our Chief Medical Officer issued in connection with the acquisition of Neuro-Therapy Clinic, PC in January 2008. We expect net interest income to decrease as available cash decreases due to expected operating losses.

         OTHER INCOME

                                   NINE MONTHS     NINE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007       CHANGE
                                  -------------   -------------   -------------

Other Income...................   $     --        $      94,300         *
* Not meaningful


         Other income for the nine months ended June 30, 2007 was $94,300 and consisted of gains from settlement of payables. Other income for the nine months ended June 30, 2008 was zero. The decrease in other income is attributable to the settlement of accounts payable at a discount to the recorded amounts in 2007.

         NET LOSS

                                   NINE MONTHS     NINE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007       CHANGE
                                  -------------   -------------   -------------

Net Loss.......................   $  (3,814,100)  $  (1,972,300)             93%

       The increase in net loss of $1,841,800 is due primarily to an increase in stock-based compensation, increases in the cost of clinical studies, increases in sales and marketing costs and increases in payroll costs offset by a decrease in an advisory fee of $475,000 paid in 2007 in connection with our merger transaction. We expect to incur net losses for the next few years as we continue to improve our rEEG technology and reaffirm its validity through clinical studies, increase the penetration of our products in the marketplace, and hire additional personnel.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2008, we had cash and cash equivalents of approximately $3.1 million and a working capital balance of approximately $2.1 million. As of June 30, 2007, we had cash and cash equivalents of approximately $6.4 million and a working capital balance of approximately $6.0 million. Our positive cash balance results primarily from funds received in connection with the Private Placement of $7.8 million completed in May 2007.

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

         We believe that our existing cash and cash equivalents will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next six months. However, if our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring complementary businesses or assets, we may need to raise additional debt or equity financing. We are continually evaluating various financing strategies to be used to expand our business and fund future growth. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. We currently do not have any material commitments for capital expenditures.

         CASH FLOWS

         We have satisfied our working capital requirements primarily through the sale of equity securities and through debt financings. For the nine months ended June 30, 2008, we had a net decrease in cash of $2.7 million. Cash flows from operating, financing and investing activities for the nine months ended June 30, 2008 and 2007 are summarized in the following table:

                                                           NINE MONTHS
                                                          ENDED JUNE 30,
                                                 ------------------------------
ACTIVITY:                                            2008               2007
------------------------------------------       -----------        -----------

Operating activities .....................       $(2,556,100)       $(2,364,600)
Investing activities .....................           (51,800)            (7,200)
Financing activities .....................           (63,600)         8,551,300
                                                 -----------        -----------
Net (decrease) increase in cash ..........       $(2,671,500)       $ 6,179,500
                                                 ===========        ===========

         OPERATING ACTIVITIES

         Net cash used in operating activities was approximately $2.6 million and $2.4 million for the nine months ended June 30, 2008 and 2007, respectively. The increase in net cash used of approximately $200,000 was primarily due to the increase in net loss explained above offset by (i) an increase in stock-based compensation and (ii) a decrease in the use of cash for operating assets and liabilities.

         INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $51,800 and $7,200 for the nine months ended June 30, 2008 and 2007, respectively. Our investing activities for the nine months ended June 30, 2008 consisted primarily of the purchase of property and equipment. We expect amounts used in investing activities to increase as we continue to purchase property and equipment.

         FINANCING ACTIVITIES

         Net cash used by financing activities was $63,600 for the nine months ended June 30, 2008 and consisted primarily of payments on a note payable to an officer and the incurrence of deferred offering costs. Cash provided by financing activities was $8.6 million for the nine months ended June 30, 2007 and primarily reflects net proceeds received in private placement transactions.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at June 30, 2008 and the effects such obligations are expected to have on liquidity and cash flows in the future periods

                                               Payments Due by Period
                                   ---------------------------------------------
                                               Less than
Contractual Obligations:             Total       1 Year    1-3 Years   4-5 Years
--------------------------------   ---------   ---------   ---------   ---------

Note Payable to Chief
   Medical Officer .............   $ 225,900   $  85,000   $ 140,900   $    --
Lease Payable ..................       9,900       1,800       4,100   $   4,000
                                   ---------   ---------   ---------   ---------

Total ..........................   $ 235,800   $  86,800   $ 145,000   $   4,000
                                   =========   =========   =========   =========

         At June 30, 2008 and June 30,2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

         We have not generated significant revenues or become profitable, may never do so, and may not generate sufficient working capital to cover costs of operations. We intend to fund our operations and capital expenditures from revenues, our cash on hand and the net proceeds of our private placement that we concluded in May of 2007. As a result of our private placement, we believe that we will have sufficient funds to finance the cost of our operations, our operating and management infrastructure, and planned expansion for the next 6 months. However, in the event we expand our operations more aggressively then we currently anticipate, we may need to raise additional cash through private equity offerings, debt financings, borrowings or strategic collaborations until we can generate a sufficient amount of product revenues to finance our cash requirements. In addition, we may need to raise additional funds to pursue business opportunities (such as acquisitions of complementary businesses), to react to unforeseen difficulties, such as the need to defend or enforce our intellectual property rights, to respond to competitive pressures, or to obtain regulatory approvals needed to market our services and/or products.

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

RISKS RELATING TO INVESTMENT IN OUR COMMON STOCK

WE HAVE A LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

         Bid and ask prices for shares of our Common Stock are quoted on the Over-the-Counter Bulletin Board under the symbol CNSO.OB. There is currently no broadly followed, established trading market for our Common Stock and an established trading market for our shares of Common Stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our Common Stock. Also, as a result of this lack of trading activity, the quoted price for our Common Stock on the Over-the-Counter Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock, and the market value of our Common Stock would likely decline.

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

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL.

         Upon the effectiveness of our post-effective amendment to our Registration Statement on Form S-1, 9,978,676 shares of Common Stock became eligible for resale, including 2,627,939 shares of our Common Stock issuable upon the exercise of certain warrants. The sale of these shares could depress the market price of our Common Stock. A reduced market price for our shares could make it more difficult to raise funds through future offering of Common Stock.

         Other holders of our Common Stock have piggy-back registration rights with respect to such shares effective September 7, 2007, and demand registration rights with respect to such shares effective March 7, 2008. Such shares may also be eligible for resale pursuant to Rule 144 of the Securities Act of 1933, as amended.

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

ITEM 3.  CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and President, Leonard J. Brandt, and Chief Financial Officer, Horace Hertz, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Brandt and Hertz concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

       There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of exchange act rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Effective as of August 15, 2008, Horace Hertz will resign from his position as Chief Financial Officer of the Company. Mr. Hertz will remain with the Company in a consulting role until August 31, 2008.

ITEM 6.  EXHIBITS

         The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                                EXHIBIT TITLE
-------        -----------------------------------------------------------------

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

                                     CNS RESPONSE, INC.


Date: August 14, 2008                /s/ Horace Hertz
                                     -------------------------------------------
                                     By:  Horace Hertz
                                     Its: Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)