Form 10-K
period 2008-09-30
CNS RESPONSE, INC.
filed 2009-01-13
CIK 822370

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                        Commission file number 000-26285

                               CNS RESPONSE, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            87-0419387
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                           2755 Bristol St., Suite 285
                              Costa Mesa, CA 92626
               (Address of Principal Executive Offices)(Zip Code)

                                 (714) 545-3288
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.            Yes [_]     No[X]

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes [_]     No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes [X]     No[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                      Accelerated filer [_]
Non-accelerated filer [_]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act.)                               Yes [_]     No[X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2008, the last business day of the registrant's most recently completed second fiscal quarter was $17,114,221 (based on the closing sales price of the registrant's common stock on that date).

At January 13, 2009, the registrant had 25,299,547 shares of Common Stock, $0.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.


================================================================================

                               CNS RESPONSE, INC.

                          2008 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I

ITEM 1.      BUSINESS .........................................................4

ITEM 1A.     RISK FACTORS ....................................................29

ITEM 1B.     UNRESOLVED STAFF COMMENTS .......................................44

ITEM 2.      PROPERTIES ......................................................44

ITEM 3.      LEGAL PROCEEDINGS ...............................................44

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............44

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES ...............45

ITEM 6.      SELECTED FINANCIAL DATA .........................................46

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS .......................................46

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......57

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .....................58

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE ........................................82

ITEM 9A(T).  CONTROLS AND PROCEDURES .........................................82

ITEM 9B.     OTHER INFORMATION ...............................................84

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE ..........85

ITEM 11.     EXECUTIVE COMPENSATION ..........................................85

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS .................................85

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
             INDEPENDENCE ....................................................85

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES ..........................85

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES .........................86

                                     PART I

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This 2008 Annual Report on Form 10-K, including the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," contains "forward-looking statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management's goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes" and "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

ITEM 1.  BUSINESS

         WITH RESPECT TO THIS DISCUSSION, THE TERMS "WE" "US" "OUR" "CNS" AND THE "COMPANY" REFER TO CNS RESPONSE, INC., A DELAWARE CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES CNS RESPONSE, INC., A CALIFORNIA CORPORATION ("CNS
CALIFORNIA"), COLORADO CNS RESPONSE, INC., A COLORADO CORPORATION ("CNS COLORADO") AND NEURO-THERAPY CLINIC, P.C., A COLORADO PROFESSIONAL MEDICAL CORPORATION AND A WHOLLY-OWNED SUBSIDIARY OF CNS COLORADO ("NTC").

GENERAL

         CNS Response, Inc. was incorporated on July 10, 1984, under the name Mammon Oil & Gas, Inc., in the state of Utah. Prior to January 16, 2007, CNS Response, Inc. (then called Strativation, Inc.) existed as a "shell company" with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On January 16, 2007, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with CNS Response, Inc., a California corporation ("CNS California"), and CNS Merger Corporation, a California corporation and our wholly-owned subsidiary ("MergerCo") pursuant to which we agreed to acquire CNS California in a merger transaction wherein MergerCo would merge with and into CNS California, with CNS California being the surviving corporation (the "Merger"). On March 7, 2007, the Merger closed, CNS California became our wholly-owned subsidiary, and on the same date we changed our corporate name from Strativation, Inc. to CNS Response, Inc.

CNS CALIFORNIA

         Founded in 2000, and located in Costa Mesa, CNS California's business is focused on the commercialization of a patented system that guides physicians in selecting effective medications for patients with certain behavioral (mental or addictive) disorders. Our technology provides medical professionals with medication sensitivity data for a subject patient based upon the identification and correlation of treatment outcome information from other patients with similar neurophysiologic characteristics which are contained in a proprietary outcomes database. This methodology, called "Referenced-EEG"(R) or "rEEG"(R) represents an innovative approach to identifying effective medications for patients suffering from debilitating behavioral disorders. In this report, we refer to the business conducted by CNS California, which we view as our core operation, as our Laboratory Information Services business. Our Laboratory Information Services business is conducted by eight full time employees.

NEURO-THERAPY CLINIC

         In January 2008, through Colorado CNS Response, we acquired all of the outstanding common stock of our largest customer, the Neuro-Therapy Clinic, P.C., a Colorado professional medical corporation ("NTC"). Upon the completion of the transaction, NTC became a wholly-owned subsidiary of ours. NTC operates one of the largest psychiatric medication management practices in the state of Colorado, with nine full time and four part time employees including psychiatrists and clinical nurse specialists with prescribing privileges. Daniel
A. Hoffman, M.D. is the medical director at NTC, and, after the acquisition, became our Chief Medical Officer.

         NTC, having used rEEG technology extensively in its operations, serves as an important resource in our product development, the expansion of our proprietary database (further described below), our production system development and implementation, along with the integration of our rEEG methodology and services into a medical practice. Through NTC, we also expect to successfully develop marketing and patient acquisition strategies for our Laboratory Information Services business. Specifically, NTC is learning how to best communicate the advantages of rEEG to patients and referring physicians in the local market. We will share this knowledge and developed communication programs learned through NTC with other physicians using our services, which we believe will help drive market acceptance of our services. In addition, we plan to use NTC to train practitioners across the country in the uses of rEEG technology.

         We view our Clinical Services business as secondary to our Laboratory Information Services business, and we have no current plans to expand this business. For this reason, this report focuses on our Laboratory Information Services business.

OUR LABORATORY INFORMATION SERVICES BUSINESS

         Traditionally, prescription of medication for the treatment of behavioral disorders (such as depression, bipolar disorders, eating disorders, addiction, anxiety disorders, ADHD and schizophrenia) has been primarily based on symptomatic factors, while the underlying physiology and pathology of the disorder is rarely able to be analyzed, often resulting in multiple ineffective, costly, and often lengthy, courses of treatment before effective medications are identified. Some patients never find effective medications. We believe that rEEG offers an improvement upon traditional methods for determining an effective course of medication because rEEG is designed to correlate the success of courses of medication and medication combinations, with the neurophysiological characteristics of a particular patient, not just the manifestation of symptoms.

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

         Fueling  the   increase  in  spending   are   patients   deemed  to  be
"Treatment-Resistant," typically defined as failing two or more trials of standard of care therapies of adequate dose and duration. Treatment costs for such patients are exceedingly high. For example, those in treatment-resistant depression reach $10,000 annually for patients treated on an outpatient basis only, and more than $40,000 annually for those treated on an inpatient basis.(6) Based on conversations with managed behavioral health care organization (MBHO) executives, we estimate that approximately 10% of patients represent 35-40% of MBHOs' patient costs, with the overwhelming majority deemed treatment-resistant cases. MBHOs are estimated to manage over 210 million lives in the U.S. alone. Magellan, Value Options, United Behavioral Health and CIGNA Behavioral Health are some of the larger managers.(7)

         A report from Analysis Group, a national economics consulting firm, prepared for us and available at our website (see http://www.cnsresponse.com/ uploads/assets/0000/0080/Analysis_Group_Economic_Impact_of_rEEG.pdf) shows the potential savings that our technology can bring to payers. The Analysis Group study focused on treatment-resistant (TR) patients, who add significantly to treatment costs--more than $8,000 annually, according to a 2004 study by investigators Howard Birnbaum and Paul Greenberg of Analysis Group. "This patient group is so costly because they have almost double the office visits, more than three times the outpatient claims and nearly four times the inpatient claims of patients who are not treatment-resistant," noted Dr. Birnbaum.

         The authors of the study found that a sample health plan with 20 million members utilizing rEEG for its 80,000 patients with treatment-resistant mental disorders would save potentially up to 40 percent in behavioral care costs, and approximately $212 million annually in direct health care costs. An even greater savings potential in reduced absence and productivity losses brings the total to over $550 million, illustrating that the impacts of treatment failure are not limited to behavioral health costs, but are in fact even greater for health plans, disability plans, and employers.

         Historically, the practice of psychiatric medicine has been operated subjectively, with treatment decisions involving powerful neuropsychiatric medications being prescribed with little or no understanding of the underlying physiology of each patient.(8) Modern medicine has been successful in

----------
(5) Hyman, Steven. E., DIAGNOSING DISORDERS:PSYCHIATRIC ILLNESSES ARE OFTEN HARD TO RECOGNIZE, BUT GENETIC TESTING AND NEUROIMAGING COULD SOMEDAY BE USED TO IMPROVE DETECTION, Scientific American, (3): 96-103 (September
     2003).

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

     OUR SOLUTION

         rEEG is a empirical outcomes-based information treatment guidance tool personalized to the functional neuro-physiological imbalance of a patient's brain. We believe rEEG to be the first broad-based objective, quantitative, neurophysiologic biomarker system for facilitating appropriate and effective treatment for patients suffering from behavioral (mental or addictive) disorders. In the past year, physicians in sixteen states have used this system to guide treatment of their treatment-resistant patients.

         With a rEEG report, a physician (a "Client-Physician") can obtain neuropsychiatric medication sensitivity and resistance probability data for individuals that have brain abnormalities (abnormalities of electrical power distribution in the brain) similar to that of their patient. The clinical results and economics demonstrated in multiple studies completed by either CNS California or independent parties provide the basis from which, we believe, rEEG will become a standard for guidance of psychiatric treatment of treatment-resistant patients. See Section captioned "CLINICAL VALIDATION-SUMMARY" for a review of existing clinical data.

         Over the course of the last twenty years, CNS California and its scientific founders have collected treatment outcomes for patients using various medications where the patients' brain function was first measured with an EEG and correlated the EEG features with courses of treatment and outcomes information provided by Client-Physicians. This information has been subsequently assembled and organized into a proprietary database that we refer to as the "rEEG Outcomes Database" or alternatively as our "CNS Database". The rEEG Outcomes Database containes outcomes for over 2000 patients and more than 13,000 treatment trials of medications on these patients.

----------
(9) Breggin, P., R., M.D., Toxic Psychiatry: Why Therapy, Empathy and Love Must Replace the Drugs, Electroshock, and Biochemical Theories of the "New Psychiatry", at 291 (St. Martin's Press, 1991).

(10) National Institute of Mental Health, The Numbers Count: Mental Disorders In America (2006), http://www.nimh.nih.gov/publicat/numbers.cfm#Intro.

(11) IMS   Health   (NYSE:   RX),   IMS  Retail   Drug   Monitor   April   2006,
     http://www.imshealth.com/vgn/images/portal/cit_40000873/56/43/78335031IMS%
     20Retail%20Drug%20Monitor%20April2006.pdf.

         Using the rEEG analysis method and the information contained in the rEEG Outcomes Database, we can provide a report (an "rEEG Report") to a Client-Physician identifying medication groups (such as antidepressants, stimulants, anticonvulsants and beta blockers), medication subgroups such as antidepressant subgroups of SSRI's (selective serotonin reuptake inhibitors, an example of which is Prozac), TCA's (tricyclic antidepressants, an example of which is Desipramine), SNRI's (serotonin-norepinephrine reuptake inhibitors, an example of which is Cymbalta). Further, and most importantly, our statistical models in combination with the rEEG Outcomes Database indicates which specific medications within these subgroups (such as Zoloft, Prozac, Elavil, Wellbutrin, Effexor) are the most effective for patients whose EEGs evidence similar characteristics to that of the subject patient.

         Psychiatric treatment guided by rEEG has been shown, in independent studies, to be significantly more efficacious than previous treatment practices. See Section captioned "CLINICAL VALIDATION-SUMMARY." Physicians that have utilized such reports to inform their treatment strategies identify such reports as `essential' or `significantly helpful' in approximately 75% of patients treated based upon the information contained in the rEEG Report. The vast majority of subject patients for whom we have created rEEG Reports have been identified by their physicians as "treatment-resistant," generally understood to be the most challenging, high-risk and expensive category of patients to treat.(12) Typically, less than 25% of such patients find success in their next treatment efforts.(13) Management believes that rEEG provides Client-Physicians with a unique tool that can dramatically improve treatment outcome based on a patient's own neurophysiology.

     rEEG METHOD

         The rEEG method consists of the following four integrated components:

                           Quantitative     Quantitative
          Digital EEG   +   Normative   +   rEEG Outcomes  + EEG/ Medication
                            Analysis          Analysis         Correlations

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

         4. EEG / Medication Correlations - Computation of Proprietary Variables and application of Correlation Engine

         Currently, the rEEG Outcomes Database allows the Company to analyze outcomes related to twenty-seven different medications from the classes of antidepressants, stimulants, anticonvulsants, beta-blockers and food supplements. The Company is continually growing the database and adding additional medications as they become statistically relevant. There are currently more than seventy-five medications marketed in the U.S. for depression, anxiety disorders, bipolar disorder, schizophrenia, obsessive-compulsive disorder (OCD), attention-deficit hyperactivity disorder (ADHD), post-traumatic stress disorder (PTSD), panic disorder, and insomnia. This does not include over sixty medications now marketed in the United States for the treatment of Alzheimer's, Parkinson's Disease, migraines and Epilepsy.(14)

----------

(14) Drug     Reference     for     FDA     Approved      Psychiatric     Drugs,
     http://neurotransmitter.net/drug_reference.html.

     TREATMENT DECISIONS MADE BY LICENSED PROFESSIONALS

         With the exception of our subsidiary, the Neuro-Therapy Clinic based in Denver, CO, we do not currently operate our own healthcare facilities, employ our own treating physicians or provide medical advice or treatment to patients. The Client-Physicians that contract for our rEEG Reports own their own facilities or professional licenses, and control and are responsible for the clinical activities provided on their premises. Patients receive medical care in accordance with orders from their attending physicians. Physicians who contract for rEEG Reports are responsible for exercising their independent medical judgment in determining the specific application of the information contained in the rEEG Reports, and the appropriate course of care for each patient. Following the prescription of any medication, the Client-Physicians are presumed to administer and provide continuing care treatment.

     PROCESS FLOW

         The flow chart below details the process of inception to rEEG Report delivery. Previously, upon receipt of the EEG, a rEEG Report was generally delivered to the referring physician in 3-4 days. In December, 2008 we introduced a new process system that is delivering most reports with one day turnaround. We think this is a major advantage to patients and of increased convenience to the physician.

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


         The chart above shows that the first step in the process is collection of a digital EEG from the patient. This may be done at the physician's office or off-site at a testing center. Some physicians own their own equipment for testing while others arrange for technicians to visit their offices for patient appointments. This data is then typically transferred to a secure Health Insurance Portability and Accountability Act ("HIPPA") compliant FTP (File Transfer Protocol) Internet site, although it can also be sent via overnight delivery service. Another early step in the process is artifacting. This is the process of selecting segments of the QEEG record for analysis that are free of electrical distortions caused by muscle movement. Also, early in the process is a conventional review of the EEG by a neurologist or neurophysiologist. This serves as a quality control step to review the overall quality of the recording and determine whether it is acceptable for rEEG processing. Also at this time, the neurologist/neurophysiologist will author a review of the conventional EEG. This will appear in our Type I rEEG Report.

OUR TECHNOLOGY AND INTELLECTUAL PROPERTY

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

         CNS California was incorporated for the purpose of acquiring and commercializing the rEEG technology. The patent application for the primary technology was acquired from Mill City/CNSR, LLC, a Minnesota limited liability Company in January 2000 pursuant to the terms of a Contribution and Subscription Agreement which provided for the issuance of 1,000,000 shares of CNS California's common stock to Mill City in exchange for all of its assets. Mill City had previously acquired all of NuPharm's assets pursuant to an Asset Purchase Agreement.

     rEEG PATENTS

         We have two issued U.S. Patents which together provide us with the right to exclude others from using our rEEG technology. In addition, these patents cover the analytical methodology we use with any form of neurophysiology measurement including SPECT (Single Photon Emission Computed Tomography), fMRI (Functional Magnetic Resonance Imaging), PET (Positron Emission Tomography), CAT (Computerized Axial Tomography), and MEG (Magnetoencephalography)). We do not currently have data on the utility of such alternate measurements, but we believe they may, in the future, prove to be useful to guide therapy in a manner similar to rEEG. We have also filed patent applications for our technology in various foreign jurisdictions, and have issued patents in Australia and Israel.

     rEEG TRADEMARKS

         "Referenced-EEG" and "rEEG" are registered trademarks of CNS California in the United States. We will continue to expand our brand names and our proprietary trademarks worldwide as our operations expand.

     rEEG OUTCOMES DATABASE

         The rEEG Outcomes Database consists of over 13,000 clinical outcomes across 2,000 patients who had psychiatric or addictive problems. The Outcomes Database is maintained in two parts:

         1.       The QEEG Database

         The QEEG Database includes EEG recordings and neurometric data derived from analysis of these recordings. This data is collectively known as the QEEG Data. QEEG or "Quantitative EEG" is a standard measure that adds modern computer and statistical analyses to traditional EEG studies.

         2.       The Clinical Outcomes Database

         The Clinical Outcomes Database consists of physician provided assessments of the clinical outcomes of patients and their associated medications. The clinical outcomes of patients are generally recorded using an industry-standard outcome rating scale, such as the Clinical Global Impression Global Improvement scale ("CGI-I"). The CGI-I requires a clinician to rate how much the patient's illness has improved or worsened relative to a baseline state. A patient's illness is compared to change over time and rated as: very much improved, much improved, minimally improved, no change, minimally worse, much worse, or very much worse. In addition, we may utilize specialized scales applicable to specific disorders, including the Beck Depression Inventory and Ham-D scales (Hamilton Depression Rating Scale) for depression and anxiety.

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

OUR CURRENT MARKETS

     CURRENT APPLIED DISORDERS

         In the last 12 months, physicians in sixteen states have used rEEG in their practice. A series of eight studies involving rEEG have been conducted over the last several years cumulating 500 patients. See Section captioned "CLINICAL VALIDATION-SUMMARY." All studies, which involved most major categories of psychiatric disorders (except for schizophrenia), have shown rEEG to be demonstrably effective in guiding treatment. To date, these studies have addressed the efficacy of rEEG with respect to the following behavioral disorders:

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

     PRIVATE PAYERS

         Currently,   a  large   majority  of  our  rEEG   Reports   ordered  by
client-physicians they report as being paid for directly by patients.

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

         Still other patients are seeking the best quality of care without concern for reimbursement. Psychiatrists that accept private pay generally are able to receive a higher hourly rate from private pay patients than most health plans provide. As a psychiatrist develops a reputation for quality service they may be able to focus their practice on private pay patients to a greater degree. It is this reputation for quality service that may attract some of the patients seeking best quality of care.

         For these reasons and more there are a large number of psychiatrists that accept only patients paying privately for their services. We estimate that these psychiatrists treat a large proportion of the treatment resistant patients, which comprises 2 million people in any given year or a potential annual market of greater than $1 billion with present pricing.

     CORPORATE/ MANAGED BEHAVIORAL HEALTH ORGANIZATIONS/MANAGED CARE PAYERS

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

         We estimate over 1 million patients covered by MBHOs in any given year are candidates for rEEG Report guidance. At present pricing this represents an annual market opportunity of greater than $500 million.

TOTAL MARKET PERSPECTIVE

         A 2004 Harris Interactive Poll stated that "an estimated 59 million people, or more than one in four U.S. adults, have received some form of mental health treatment in the past two years. The vast majority of these people -- an estimated 48 million -- are being treated with prescription medication. Medications are clearly the dominant form of mental health treatment in America, the survey found" (as reported in Health Day News, May 5, 2004). The poll also estimated another 24 million people needed but were not getting help because they had given up on treatment or never pursued treatment. We estimate our market opportunity for our Laboratory Information Services with respect to central nervous system disorders to be in excess of $2.0 billion.

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

         Because the primary tasks of rEEG analysis are computer automated, direct costs of processing are relatively low. Currently, we contract with a neurophysiologist to supply a conventional review of and commentary on a patient's EEG test. We also contract with outside services to select artifact-free (an eye-blink and the corresponding electrical signal from same is an example of an artifact) sections of the recording suitable for rEEG analysis. These services constitute the majority of the direct costs associated with processing a rEEG Type I analysis. We are evaluating bringing both of these functions in-house during 2009, thereby reducing our costs per test, and improving our margins.

CLINICAL VALIDATION- SUMMARY
                                                         rEEG        CONTROL
CONTROLLED TRIALS                         POPULATION   GROUP EFF.     GROUP
-----------------                         ----------   ----------     -----
ADD & Depression Blinded Trial (1,3)          100          68%         22%
VA Blinded Study (3,5)                         13          85%         17%
Dr. Greenblatt Scientific Pres APA 2008 (7)    13          92%          0
Treatment Resistant Depression Study - Pilot   18          58%         27%

CASE SERIES                               POPULATION   EFFICACY
-----------                               ----------   --------
CIGNA-Atlanta Pilot (3)                        56          70%
Dr. Davis Case Series (3)                      15         100%
Monte Nido Case Series (2,3)                  104          83%
Dr. Hamilton Case Series (3)                   34          78%
Dr. Hoffman Case Series (3)                    74          76%
Rancho L'Abri Case Series (3,4)                58          93%
Dr. Schiller Case Series (7)                   19          89%
   TOTAL (ALL STUDIES)                        504          78%

1. Clinical EEG and Neurosciences, 1995
2. NCDEU Poster at Annual Meeting 2004
3. APA Poster at Annual Meeting 2005
4. APA Poster at Annual Meeting 2005
5. Amer. College Phys. & Surg. 2007
6. CPDD Poster at Annual Meeting 2008
7. 2008 US Psychiatric & Mental Health Congress 2008

The table above identifies all of the studies that have been reported involving use of rEEG in medication guidance. In total, four comparative control studies and seven uncontrolled case series have evaluated rEEG's ability to predict medication response in 473 patients (excludes non-rEEG controls). These studies document rEEG's clinical utility to guide treating psychiatrists in their pharmacotherapy selection process with difficult to treat patients. Summarizing across these studies, rEEG guided pharmacotherapy:

         o Resulted in positive treatment responses in 78% of patients (371 of 473).

         o Was consistent with effectiveness rates exceeding 69% across numerous psychiatrists practicing in diverse settings and exceeded 58% on studies restricted to treatment-resistant patients.

         o Often involved medications, and medication combinations, that were non-intuitive.

         o Resulted in sustainable treatment gains with all effectiveness ratings conducted 3 to 24 months following treatment initiation compared to STAR*D's 64.6% and 71.1% relapse rates within several months following an initial step 3 or step 4 remission.

         o Enhanced treatment compliance and decreased dropout rates. In the five studies that reported such rates, 15% (27 of 180) of rEEG patients were not medication compliant and dropped out of treatment compared to STAR*D's 44.8% and 60.1% dropout rates during steps 3 and 4 despite receiving exemplary free, acute and continuing care.

         o Evidenced real-world clinical efficacy with all studies done in naturalistic practice settings.

CLINICAL VALIDATION - 2008

Two new studies were published in scientific posters on October 30, 2008.

         1.       TREATMENT  REFRACTORY  EATING DISORDER  PATIENTS WITH COMORBID
                  DEPRESSION

                  Patient-Controlled Long Term Cohort Study

         This study reports on a cohort of 13 patients with severe eating disorders (6 anorexia nervosa, 4 bulimia nervosa, 3 eating disorder - not otherwise specified) who had been under care of the principle investigator for two years prior to receiving rEEG-guided pharmacotherapy and then followed for a minimum of six months to two years. All patients had been hospitalized at least once and the group totaled 53 hospitalizations over 999 inpatient or partial residential days at a cost estimate of $1.75MM in the previous 24 months. At baseline Clinical Global Severity (CGS) was rated between severely ill and markedly ill and averaged 5.54 +/- . At 8 weeks CGS scores had decreased to an average of 2.85 +/- 1.14, and at 6 months an average of 2.23 +/- .83, a rating between mildly ill and borderline mentally ill (see figure 1 in Exhibit 99.1, which is incorporated herein by reference). These changes were significant with ANOVA of p<.001. Clinical Global Improvement (CGI) at 8 weeks was rated an average of 1.77 +/- .72 and at six months of 1.23 +/.44 representing an average CGI between much improved (rating of 2) and very much improved (rating of 1) (see figure 2 in Exhibit 99.1, which is incorporated herein by reference).

                        FIGURES 1 & 2 (see Exhibit 99.1)

         These patients all had a co-occurring diagnosis of major depression disorder. At baseline the 21-item Hamilton Depression Rating Scale (HDRS) averaged 39.8 +/- 5.7. By week 8 scores decreased to an average of 13.2 +/- 6.9 and to 8.5 +/- 5.2 each statistically significant at p<,001 by ANOVA. Significant improvement was recorded in virtually every patient (see figure 3 in Exhibit 99.1, which is incorporated herein by reference).

                           FIGURE 3 (See Exhibit 99.1)

         The principle investigator utilized 14 different medications from six different classes in this study. His concluding comments noted that, "the diversity of medications successfully utilized in treatment of this dually diagnosed cohort extended beyond the available literature and our own clinical experience. It is one of the key findings of the study. Without objective physiologic guidance, implementing such a broad based strategy would be extremely difficult."

ANTIDEPRESSANTS(n*)   ANTICONVULSANTS (n)   STIMULANTS (n)       MAOI's (n)
Bupropion (4)         Lamotragine (3)       Amphetamine (2)      Selegiline (1)
Duloxetine (2)        Oxcarbazepine (3)     D-Amphetamine (2)    ANTIPSYCHOTICS
Nortriptyline (1)     Gabapentin (5)        Methlpheridate (2)   Arpiprazole (1)
Fluoxetine (1)        Divalproex (1)                             BETA BLOCKERS
                                                                 Metoprolol (1)

         This study is an unusual effort to allow patients to serve as their own control in a comparison of treatment results from the same treating physician and same treatment facilities with the only difference being pharmacotherapy as guided by rEEG. It suffers from a lack of blind, but benefits from greater control of confounding factors generally uncontrolled in two arm studies by virtue of the long term two year documented treatment history and the minimum of six month and up to two year follow up. It is the second study to report on benefits of rEEG in this difficult population.

         2. MULTI-SITE RANDOMIZED BLINDED CONTROLLED STUDY OF TREATMENT RESISTANT DEPRESSIVE PATIENTS

         This study reports on eighteen adult patients who had failed to adequately respond to three or more previous medication treatment regimens.
Patients were treated with pharmacotherapy guided by rEEG or the Texas Medication Algorithm Project ("TMAP") depression guidelines. Results compared 13 patients where these two guides differed in therapeutic guidance. With five other patients, the guided therapies were equivalent.

         Where rEEG and TMAP guidance differed, the 7 rEEG guided patients showed a mean improvement in QIDS (Quick Inventory of Depressive Symptomalogy) of 39.5%, over twice as much as patients guided by TMAP who showed a mean improvement of 14.5% (see figure 4 in Exhibit 99.1, which is incorporated herein by reference). Using all measurement over a 12 week period this showed a Generalized Estimating Equation (GEE) of p<.11. Mean improvement in the Q-LES-Q (Quality of Life Enjoyment and Satisfaction Questionnaire) was 37%, or an absolute improvement score of 14.9, for rEEG guided patients, over twice as great as the 16%, or an absolute improvement score of 6.8, for TMAP guided patients showing a GEE significance of p<.038 (see figure 5 in Exhibit 99.1, which is incorporated herein by reference).

                        FIGURES 4 & 5 (See Exhibit 99.1)

         The two measures combined (see figure 6 in Exhibit 99.1, which is incorporated herein by reference) show 7 of 12 (58%) rEEG-guided patients (three that TMAP treatment was equivalent) demonstrating greater than 50% improvement in QIDS or an absolute improvement score of 25 for Q-LES-Q and no patients guided by TMAP except when rEEG treatment was equivalent having exceeded these standards (total TMAP is 3 of 11 or 27%).

                           FIGURE 6 (See Exhibit 99.1)

         This study is a pilot that guided the design of a larger multi-site treatment-resistant depression study that is now underway.

OTHER NOTABLE STUDIES IN 2008

         This past year, the Center for Health Economics, Epidemiology, and Science Policy at United BioSource Corporation, a global pharmacoeconomic research firm and a firm experienced in providing evidence-based review of innovative healthcare technologies, conducted a study, entitled COMPARING LEVELS OF EVIDENCE FOR TREATMENT OF TREATMENT-RESISTANT DEPRESSION WITH REFERENCED-EEG(R) TO CURRENT PRACTICE. This study analyzed published studies on treatment resistant depression (TRD), and modeled the evidence for Referenced-EEG (rEEG) against evidence for currently reimbursed therapies. The study is available on the CNS Response website, www.cnsresponse.com.

         The study concluded, "Evidence supporting rEEG appears superior to that supporting APA (American Psychiatric Association) or TMAP (Texas Medication Algorithm Project) treatment guidelines. The findings of this project provide a compelling basis for the consideration of rEEG as a beneficial modality of medication selection for the treatment of TRD. These findings may warrant the consideration of rEEG for inclusion in treatment guidelines and perhaps a basis for re-imbursement."

CLINICAL VALIDATION - PRE-2008

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

         EFFICACY:  >80%

         Date: 1995. The initial formalized trial consisted of 100 patients of which 46 were diagnosed with ADD and 54 with depression. Conventional thought would have anticipated that the ADD patients would have responded to the stimulants and the depressed patients would have responded to the antidepressants. In this study, those that failed to respond to conventional treatment were treated with non-conventional medications. rEEG correctly identified which patients would respond to which medications over 68% of the time. This study was published in Clinical Electroencephalography.(16)

----------
(15) DUNNER, D.L., RUSH, A.J., RUSSELL, J.M., BURKE, M., WOODARD, S., WINGARD, P., and ALLEN, J., PROSPECTIVE, LONG-TERM, MULTICENTER STUDY OF THE NATURALISTIC OUTCOMES OF PATIENTS WITH TREATMENT-RESISTANT DEPRESSION. J CLIN PSYCHIATRY. 67(5):688-95 (May 2006).

(16) Suffin,  S. C. and Emory,  W. H., CLINICAL  ELECTROENCEPHALOGRAPHY,  26(2),
     1995.

         VETERANS ADMINISTRATION BLINDED PROSPECTIVE MAJOR DEPRESSION STUDY
         -----------------------------------------------------------------------

         Randomized, Prospective, Double-Blind Study

         Date: 1997-1999. A pilot prospective study of severe and long-term Veterans Administration patients diagnosed with major depressive disorders was conducted under the direction of Dr Art Kling, former Vice-Chairman of the Department of Psychiatry at UCLA. The trial consisted of 13 patients, all diagnosed with depression with average illness duration of 16 years. As measured by all indices used, all patients but one in the rEEG guided treatment group showed significant improvement (85%). In the control group, where patients were treated without the benefit of rEEG, only one of the patients significantly improved based upon physician-guided medication selection (17%), and as it turned out, this patient received the class of medication that rEEG predicted would most benefit the patient need even though this knowledge was not available to the physicians in the control group. This study has been submitted for publication.

         TREATMENT-RESISTANT PATIENT FIELD TRIAL - CIGNA CO-SPONSORSHIP
         -----------------------------------------------------------------------

         A pilot study conducted between 2000 and 2002 with CIGNA Behavioral Health and its network of Atlanta psychiatrists included 56 treatment-resistant patients. All patients had previously failed at least two trials of medication treatments. Utilizing rEEG guidance, 70% of patients were reportedly responsive to identified treatments.

         PHYSICIAN CASE SERIES
         -----------------------------------------------------------------------

         Six physicians in five different clinical settings covering a wide variety of diagnoses and ages have now reported on treatment results aided by the use of rEEG in their clinics. The physicians received no remuneration of any kind from CNSR and, in most cases, paid or had their patients pay for the test and rEEG analysis. After reporting on their results, a number of these physicians developed a strong desire to instruct other physicians in the use of rEEG, and they have now become regional medical directors with responsibility for training other physicians. These physicians generally reported patient outcomes on the seven-point scale, Clinical Global Improvement Index. Most also reported their subjective assessment of the helpfulness of rEEG in treatment of each patient on a seven-point scale, Clinical Helpfulness Index. These patients had a wide variety of disorders but were generally unresponsive to previous treatment efforts. We are pleased that virtually all reported case series have shown compelling treatment results with 70% to 90% of patients achieving much improved or very much improved rankings. Equally important, similar levels were reported in the rEEG Helpfulness Index (SIGNIFICANTLY HELPFUL OR ESSENTIAL).

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

         HAMILTON-NEWPORT BEACH CASE SERIES
         -----------------------------------------------------------------------

         Conducted by Dr. Jim Hamilton, a Physician in Newport Beach, CA. In this study, 34 treatment-resistant patients medicated based on information provided in rEEG Reports were followed and rated. 19 of the 34 patients had addictive disorders. Only 28 of the 34 cases were analyzed due to the fact that the balance were not available for follow-up. Of the 28 analyzed, in 22 of these 28 cases rEEG was judged to be essential or very helpful in their treatment. In 14 out of these 28 cases, where the rEEG was judged essential, Dr. Hamilton reported that rEEG had directed him "to combinations of medicines that one would never find, or would take years to find after nothing else had worked." In the 19 addiction cases, 4 were lost to follow-up, but in the 15 that were followed, rEEG was judged essential or very helpful in 14 (78%) of the cases.

         HOFFMAN-DENVER CASE SERIES
         -----------------------------------------------------------------------

         Conducted by Daniel Hoffman, M.D., now our Chief Medical Officer, with a practice in Denver, CO. This study was conducted prior to Dr. Hoffman becoming the Chief Medical Officer of the Company. In this study, rEEG Reports were provided for 74 treatment-resistant patients who were then followed, and were rated on both the CGI scale and the "Helpfulness" Index. In 56 (74%) of these cases, rEEG was judged to be essential or very helpful in their treatment. A like percentage reported a much improved or very much improved on the Clinical Global Improvement index.

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

         In the next year, we plan to execute initiatives designed to allow for dramatic introduction of rEEG to both treating physicians and their patients in calendar year 2010. We envision this introduction will have elements of pushing demand for rEEG via physician education and pulling demand for rEEG through consumer education. Certain initiatives which are being considered for 2009 include:

         1. EXPAND OUR GROUP OF CLIENT-PHYSICIANS TO INCLUDE MOST MAJOR US CITIES. We expect this goal to be accomplished some time in 2009.

         2. CONDUCT PILOT PROGRAMS WITH CORPORATE AND MANAGED CARE PAYERS. Payer's reimbursement is encouraged when new technology crosses a threshold of being "evidence-based" and economically compelling. As discussed earlier, third party consulting firms have determined that rEEG technology has crossed these threshholds. The Center for Health Economics, Epidemiology, and Science Policy at United BioSource Corporation has opined that evidence supporting rEEG use in treatment resistant depression was superior to the guidelines of the American Psychiatric Association which serves as a reimbursement basis for many payers. The Analysis Group's study concluded the use of rEEG in multiple diagnosis with patients considered treatment resistant would result in very significant savings to payers in both the total health care cost and behavioral health cost of these patients. Since announcing these results payers have expressed significant interest in piloting the use of rEEG. Multiple discussions on organizing such pilots are underway.

         3. COMPLETE CURRENT MULTI-SITE AND CONDUCT ADDITIONAL ACADEMIC TRIALS. We are conducting a 120 patient, controlled, blinded, and randomized clinical study of patients suffering from treatment resistant depression. The study is being conducted at Stanford, Cambridge Hospital-Harvard, McLean Hospital-Harvard, University of California - Irvine, Rush University, Cornell University and a number of commercial trial sites. This study follows a pilot study reported on in October 2008, the results of which appear in the section "Clinical Validation - 2008. This study will conclude in 2009 and if this trial demonstrates similar results to that of the pilot, we believe this study will have a significant impact on the acceptance of rEEG as enhancing guidance of hard to treat depression patients.

         4. PROVIDE FOUNDATION FOR MARKET ADOPTION. Completion of our academic studies along with the already completed third party economic analysis and evidence-based analytical review will provide the foundation for developing market adoption of our reports. Many of the principal investigators in our treatment-resistant depression study now underway are recognized thought leaders in psychiatry. In the area of marketing we have chosen to delay expansion of our staff, until completion of this trial.

     MARKET INTRODUCTION

         After accomplishing our immediate goals of completing the multisite depression study, expanding our rEEG experienced physicians to most of the major US cities and reaching agreement for pilot trials with payers, we will begin aggressive national introduction of rEEG. We plan to accomplish this introduction by using the following marketing techniques:

         PUSH: By accessing thought leaders in psychiatry at the national and community level, publicizing the clinical benefits in professional and consumer media, and relying on our own dedicated sales force to educate psychiatrists we believe that the compelling benefits and economic efficiency of rEEG guidance will provide large scale physician trial.

         Our main promotional strategy with physicians will continue to be "try it, you'll like it - no charge". Because of the low variable cost of producing rEEG Reports, we can offer free trials to physicians to encourage them to begin to experience the benefits of rEEG. Our current program offers Physicians three
(3) free Type I reports with their only commitment being the completion of a consultative review with one of our regional medical directors for each report. We encourage physicians to select their most hard-to-treat patients for these free trials. It is our expectation that no matter how well conducted our academic trials, physicians need to experience rEEG for themselves. One physician has written a letter to us stating, "I DON'T KNOW THAT I COULD GO BACK TO PRACTICING BLINDED PSYCHIATRY. UNTIL YOU EXPERIENCE HOW DIFFERENT IT FEELS TO PRACTICE THIS WAY, I COULD SEE SKEPTICISM FROM others." We believe physician trial is the key to adoption of rEEG.

         PULL: We intend to utilize major print, broadcast and electronic news media to explain the benefits of rEEG directly to patients. We believe that these media are the most effective and cost-efficient means to pull-in consumer demand for rEEG and that we have an unusual opportunity to develop a large reach at an early stage that can stimulate dynamic demand. We also believe the internet will allow major news and testimonials to replay and advance awareness quickly. We also expect to be able to encourage word of mouth through this medium.

         Patient demand will also encourage physicians to seek early understanding of rEEG and our goal of trial. Assisting patients to find early adopting physicians by providing identification of trained physicians on our web site will likely provide another win- win for patients, physicians and us.

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

         ADDITIONAL APPLICATIONS BEYOND TREATMENT-RESISTANCE

         Due to the success of rEEG with treatment-resistant patients, we believe that rEEG has the potential to become a useful tool for psychiatrists in treating patients that do not qualify as treatment resistant. For example, it is generally acknowledged that children have a wide range of reactions to anti-depressants and, in fact, anti-depressants in many cases actually harm instead of help them. The ability to avoid prescribing anti-depressants for children that may have a physiological predisposition to react negatively would reduce suffering for both the children, and their families, and facilitate the identification of a successful strategy earlier in the process. In October 2008, Daniel Hoffman, our Chief Medical Officer, and Len Brandt, our Chief Executive Officer, collaborated to produce a scientific poster at the 2008 US Psychiatric and Mental Health Congress that analyzed a subset of child depression cases and suggested that 3 out of 4 children with depression are not likely to respond to standard first line antidepressant treatment, thus demonstrating the value of rEEG with children and adolescents.

         CENTERS OF EXCELLENCE

         It is our intention to work with our Client-Physicians, and our medical advisors to support, possibly with financial resources, the establishment of practices and/or clinics that specialize in the use of rEEG guided therapy. We believe that a network of such practices, which we call "Centers of Excellence," will provide opportunities for physician training and additional clinical trials and demonstrations of the value of rEEG technology. It is our goal to make these Centers of Excellence a destination for treatment-resistant patients and a resource for care managers of the MBHOs, and, in time, a network of such Centers may be in a position to contract for a disease management program with the managed care industry. To advance that goal, we acquired the Neuro-Therapy Clinic of Denver, CO this past fiscal year. We expect to export to other Centers of Excellence in the United States the strategies used at the Neuro-Therapy Clinic for marketing their capability in the Denver community and optimizing implementation of rEEG in the process flow of the clinic.

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

     RESEARCH AND DEVELOPMENT

         We will continue to enhance, refine and improve the accuracy of our CNS Database and rEEG through expansion of the number of medications covered by our rEEG Reports, expansion of our biomarkers, refinement of our biomarker system, and by reducing the time to turnaround a report to the physician.

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

         We estimate that there are approximately 200 central nervous system compounds which are sitting idle at large pharmaceutical companies after failing Phase II or Phase III trial.(19) We have completed a review of 53 such agents that fit the described criteria and initially have focused on eight which are thought to be worthy of consideration for licensing. Five other agents have been identified as to be worth in-licensing pursuit for United States development. These are agents that have been approved in overseas markets but not in the United States. While they may not have been adequately differentiated, or the regulatory expense may not have seemed justifiable for the potential market opportunity, we believe that these agents belong to classes that have been generally under utilized for additional significant indications. We believe that for some medications, our rEEG biomarker system will be able to identify patients with a high likelihood of responding well to these medications based on the presence of rEEG-defined biomarkers.

----------
(19) Jarvis, L. M. TEACHING AN OLD DRUG NEW TRICKS: GENE LOGIC IS CONVINCING BIG PHARMA TO TAKE ANOTHER LOOK AT ABANDONED DRUGS. Chemical and Engineering News, 84-7 at 52,54-55(February 13, 2006).

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

     AMELIORATING  THE  SIDE  EFFECTS  OF  MEDICATIONS  USED FOR  OTHER  MEDICAL
     PURPOSES.

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

COMPARABLE COMPANIES, COMPETITION AND INDUSTRY DEVELOPMENTS RELATING TO OUR LABORATORY INFORMATION SERVICES BUSINESS

     INDUSTRY DEVELOPMENTS

         We are not aware of any reference laboratories that service Psychiatry with tools or information to direct therapy, although the following firms are using neurophysiological data in an attempt to diagnose certain disorders and, in some cases, monitor or confirm therapy:

         o BIOBEHAVIORAL DIAGNOSTICS COMPANY (www.biodx.com) - quantifies motion to diagnose ADHD

         o NEURONETIX (www.neuronetix.com) - uses tools to diagnose Autism, Dyslexia and Alzheimer's

         o AMEN CLINIC - uses SPECT for diagnosis and monitoring of therapy

         We are not aware of any companies using neurophysiological data to guide therapy in conjunction with a neurophysiology outcomes database.

     COMPARABLE COMPANIES

         Although there are no companies offering a service similar to that provided by us, the following companies might be noted as comparable through some commonalities:

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

         o NEURONETICS (www.neuronetics.com). Neuronetics has developed a trans-cranial magnetic stimulation (rTMS) device which is designed to be applied externally in a series of treatments over several weeks. This device has received pre-marketing approval from the Food and Drug Agency for application in depression.

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

GOVERNMENT REGULATION

         We do not believe that sales of our Laboratory Information Services, including our rEEG Reports, are subject to regulatory pre-market approval. However, we received a "warning letter" from the FDA on April 10, 2008 in which the FDA indicated it believed, based in part on the combination of certain marketing statements it read on our website, together with the delivery of our rEEG Reports, that we were selling a software product to aid in diagnosis, which constituted a "medical device" requiring pre-market approval and clearance by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the "Act"). We responded to the FDA on April 24, 2008 indicating that we believed it had incorrectly understood our product offering, and clarified that the Laboratory Information Services were not diagnostic and thus did not constitute a medical device. On December 14, 2008, the FDA again contacted us and indicated that based upon its review of our description of our intended use of the rEEG Reports on our website, it continued to maintain that the rEEG Reports were medical devices. In response to the FDA communications, we have made a number of changes to our website and other marketing documents to reflect that rEEG is a service to aid in medication selection and is not a diagnosis aid. Based upon our regulatory counsel's guidance, and our most recent response to the FDA, we believe we will resolve this matter without further regulatory compliance.

         Even if the sale of our Laboratory Information Services are not subject to regulatory approval, federal and state laws and regulations relating to the sale of our Laboratory Information Services are subject to future changes, as are administrative interpretations of regulatory agencies. In the event that we do not resolve the status of our Laboratory Information Services with the FDA, or in the event that federal and state laws and regulations change, we may need to incur additional costs to seek government approvals for the sale of our Laboratory Information Services.

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

ITEM 1A. RISK FACTORS

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

                          RISKS RELATED TO OUR COMPANY

OUR CORE LABORATORY INFORMATION SERVICES BUSINESS HAS A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT TO EVALUATE OUR FUTURE PERFORMANCE.

         Our operating subsidiary which conducts our core Laboratory Information Services business, CNS California, was incorporated in 2000 and therefore has a limited operating history. Investors therefore have limited substantive financial information relating to our core business to evaluate an investment in our company. Our potential must be viewed in light of the problems, expenses, difficulties, delays and complications often encountered in the operation of a new business. We will be subject to the risks inherent in the ownership and operation of a company with a limited operating history such as fluctuations in expenses, competition, the general strength of regional and national economies, and governmental regulation. Any failure to successfully address these risks and uncertainties would seriously harm our business and prospects.

IF OUR rEEG REPORTS DO NOT GAIN WIDESPREAD MARKET ACCEPTANCE, THEN OUR REVENUES MAY NOT EXCEED OUR EXPENSES.

         We have developed a methodology that aids psychiatrists and other physicians in selecting appropriate and effective medications for patients with certain behavioral or addictive disorders based on physiological traits of the patient's brain and information contained in a proprietary database that has been developed over the last twenty years. We began selling reports, referred to as rEEG Reports, based on our methodology in 2000. To date, we have not received widespread market acceptance of the usefulness of our rEEG Reports in helping psychiatrists and physicians inform their treatment strategies for patients suffering from behavioral and/or addictive disorders. If we fail to achieve widespread market acceptance for our rEEG Reports, we will not be able to grow our revenues, which could negatively impact our stock price.

OUR CLINICAL SERVICES BUSINESS GENERATES THE MAJORITY OF OUR REVENUE, AND ADVERSE DEVELOPMENTS IN THIS BUSINESS COULD NEGATIVELY IMPACT OUR OPERATING RESULTS.

         Our Clinical Services business, which we view as ancillary to our core Laboratory Information Services business, currently generates the majority of our revenue. In the event that NTC is unable to sustain the current demand for its services because, for instance, the company is unable to maintain favorable and continuing relations with its clients and referring psychiatrists and physicians or Daniel Hoffman is no longer associated with NTC, our revenues could significantly decline, which could adversely impact our operating results and our ability to implement our growth strategy.

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

         We have not generated significant revenues or become profitable, may never do so, and may not generate sufficient working capital to cover costs of operations. We intend to fund our operations and capital expenditures from revenues, our cash on hand and the net proceeds of our private placement that we concluded in May of 2007. As of September 30, 2008, we had approximately $2.0 million in cash and cash equivalents at hand which we believe are sufficient funds to finance the cost of our operations, our operating and management infrastructure, and planned expansion for 6 months. We currently have no committed sources of additional capital, and there can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to existing stockholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy. This limitation could substantially harm our business, results of operations and financial condition.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY, WHICH COULD RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS.

         The healthcare business in general, and the behavioral health treatment business in particular, are highly competitive. In the event that we are unable to convince physicians, psychiatrists and patients of the efficacy of our products and services relating to our rEEG technology, individuals seeking treatment for behavioral health disorders may seek alternative treatment methods, which could negatively impact our sales and profitability.

OUR rEEG REPORTS MAY NOT BE AS EFFECTIVE AS WE BELIEVE THEM TO BE, WHICH COULD LIMIT OR PREVENT US FROM GROWING OUR REVENUES.

         Our belief in the efficacy of our rEEG technology is based on a limited number of studies. Such results may not be statistically significant, and may not be indicative of the long-term future efficacy of the information we provide. Controlled scientific studies, including those that have been announced and that are planned for the future, may yield results that are unfavorable or demonstrate that our services, including our rEEG Reports, are not clinically useful. While we have not experienced such problems to date, if the initially indicated results cannot be successfully replicated or maintained over time, utilization of services based on our rEEG technology, including the delivery of our rEEG Reports, may not increase as we anticipate, which would harm our operating results and stock price.

IF WE DO NOT MAINTAIN AND EXPAND OUR RELATIONSHIPS IN THE PSYCHIATRIC AND PHYSICIAN COMMUNITY, OUR GROWTH WILL BE LIMITED AND OUR BUSINESS COULD BE HARMED. IF PSYCHIATRISTS AND OTHER PHYSICIANS DO NOT RECOMMEND AND ENDORSE OUR PRODUCTS AND SERVICES, WE MAY BE UNABLE TO INCREASE OUR SALES, AND IN SUCH INSTANCES OUR PROFITABILITY WOULD BE HARMED.

         Our relationships with psychiatrists and physicians are critical to the growth of our Laboratory Information Services business. We believe that these relationships are based on the quality and ease of use of our rEEG Reports, our commitment to the behavioral health market, our marketing efforts, and our presence at tradeshows such as the American Psychiatric Association annual meeting. Any actual or perceived diminution in our reputation or the quality of our rEEG Reports, or our failure or inability to maintain our commitment to the behavioral health market and our other marketing and product promotion efforts could damage our current relationships, or prevent us from forming new relationships, with psychiatrists and other physicians and cause our growth to be limited and our business to be harmed.

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WHICH IS THE CORE OF OUR BUSINESS.

         We consider the protection of our intellectual property to be critical to our business prospects. We currently have two issued U.S. patents, as well as issued patents in Australia and Israel, and we have filed separate patent applications in multiple foreign jurisdictions.

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

         As discussed in Item 1 of this report under the heading "Government Regulation", we do not believe that sales of our Laboratory Information Services, including our rEEG Reports, are subject to regulatory approval. However, federal, state and foreign laws and regulations relating to the sale of our rEEG Reports are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, including injunctions preventing us from conducting our business, withdrawal of clearances or approvals and civil and criminal penalties. In the event that federal, state, and foreign laws and regulations change, we may need to incur additional costs to seek government approvals in order to sell our rEEG Reports. There is no guarantee that we will be able to obtain such approvals in a timely manner or at all, and as a result, our business would be significantly harmed.

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

IF WE DO NOT RETAIN OUR SENIOR MANAGEMENT AND OTHER KEY EMPLOYEES, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY.

         Our future success depends on the ability, experience and performance of our senior management and our key professional personnel. Our success therefore depends to a significant extent on retaining the services of Leonard Brandt, our Chief Executive Officer and Secretary, and others. Because of their ability and experience, if we lose one or more of the members of our senior management or other key employees, our ability to successfully implement our business strategy could be seriously harmed.

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

IF WE DO NOT ATTRACT AND RETAIN SKILLED PERSONNEL, WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS.

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

IF GOVERNMENT AND THIRD-PARTY PAYERS FAIL TO PROVIDE COVERAGE AND ADEQUATE PAYMENT RATES FOR TREATMENTS THAT ARE GUIDED BY OUR rEEG REPORTS, OUR REVENUE AND PROSPECTS FOR PROFITABILITY WILL BE HARMED.

         Our future revenue growth will depend in part upon the availability of reimbursement from third-party payers for psychiatrists and physicians who use our rEEG Reports to guide the treatment of their patients. Such third-party payers include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payers are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which procedures they will pay for and the amounts that they will pay for new procedures. As a result, they may not cover or provide adequate payment for treatments that are guided by our rEEG Reports, which will discourage psychiatrists and physicians from utilizing the information services we provide. We may need to conduct studies in addition to those we have already accounced to demonstrate the cost-effectiveness of treatments that are guided by our products and services to such payers' satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Adequate third-party reimbursement might not be available to enable us to realize an appropriate return on investment in research and product development, and the lack of such reimbursement could have a material adverse effect on our operations and could adversely affect our revenues and earnings.

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

         Many states, including California, in which our principal executive offices are located, have laws that prohibit business corporations, such as us, from practicing medicine, exercising control over medical judgments or decisions of physicians, or engaging in certain arrangements, such as employment or fee-splitting, with physicians. Courts, regulatory authorities or other parties, including physicians, may assert that we are engaged in the unlawful corporate practice of medicine through our ownership of the Neuro-Therapy Clinic or by providing administrative and ancillary services in connection with our rEEG Reports. These parties may also assert that selling our rEEG Reports for a portion of the patient fees constitutes improper fee-splitting. If asserted, such claims could subject us to civil and criminal penalties, could result in our contracts being found legally invalid and unenforceable, in whole or in part, or could result in us being required to restructure our contractual arrangements, all with potentially adverse consequences to our business and our stockholders.

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

OUR USE AND DISCLOSURE OF PATIENT INFORMATION IS SUBJECT TO PRIVACY AND SECURITY REGULATIONS, WHICH MAY RESULT IN INCREASED COSTS.

         In conducting research or providing administrative services to healthcare providers in connection with the use of our rEEG Reports, as well as in our Clinical Services business, we may collect, use, maintain and transmit patient information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act (HIPAA) and related rules. The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions, or Transactions Rule; the Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule; and the Health Insurance Reform: Security Standards, or Security Rule. HIPAA applies to covered entities, which include most healthcare facilities and health plans that may contract for the use of our services. The HIPAA rules require covered entities to bind contractors like us to compliance with certain burdensome HIPAA rule requirements.

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

         Moreover, as additional shares of Common Stock become available for resale in the open market (including shares issuable upon the exercise of our outstanding options and warrants), the supply of our publicly traded shares will increase. This could decrease their price.

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

         In addition, the SEC has adopted a number of rules to regulate "penny stock" that restrict transactions involving these securities. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. "Penny stocks" generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges if current price and volume information with respect to transactions in such securities is provided by the exchange). Because our securities may constitute "penny stock" within the meaning of the rules, the rules would apply to us and to our securities. If our securities become subject to the penny stock rules, our stockholders may find it more difficult to sell their securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

         Not applicable.

ITEM 2.  PROPERTIES

         We currently lease space for our headquarters and Laboratory Information Services business under a lease agreement which expires in May 2009. The facility is approximately 1900 sq. ft, and is located in Costa Mesa, California.

         We also lease space for our Clinical Services operations under a lease which expires in February 2010. The facility is approximately 3,500 square feet, and is located in Denver, Colorado. In addition, we sublease approximately 1,000 square feet of space at a site adjacent to the primary suite on a month-to-month basis for our Clinical Services business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders in the quarter ended September 30, 2008.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

                                                            HIGH*           LOW*
                                                            -----          -----

YEAR ENDED SEPTEMBER 30, 2007
     First Quarter ...............................          $8.50          $0.55
     Second Quarter ..............................          $4.50          $0.55
     Third Quarter ...............................          $2.50          $1.05
     Fourth Quarter ..............................          $1.40          $0.70

YEAR ENDED SEPTEMBER 30, 2008
     First Quarter ...............................          $0.90          $0.75
     Second Quarter ..............................          $2.25          $0.75
     Third Quarter ...............................          $3.00          $0.55
     Fourth Quarter ..............................          $0.75          $0.51

         * Adjusted price reflecting the 1:50 reverse stock split that became effective January 10, 2007

         On January 6, 2008, the closing sales price of our common stock as reported on the OTC Bulletin Board was $0.90 per share. As of January 6, 2008, there were 354 record holders of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

DIVIDEND RIGHTS

         We have not paid or declared cash distributions or dividends on our common stock and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA.

         Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES PROVIDED UNDER PART II,
ITEM 8 OF THIS ANNUAL REPORT ON FORM 10-K. THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONDENSED CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF CNS RESPONSE, INC. FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2008 AND 2007. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES AND ARE BASED ON THE BELIEFS AND ASSUMPTIONS OF OUR MANAGEMENT AS OF THE DATE HEREOF BASED ON INFORMATION CURRENTLY AVAILABLE TO OUR MANAGEMENT. USE OF WORDS SUCH AS "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "ESTIMATES," "SHOULD," "FORECASTS," "GOAL," "LIKELY" OR SIMILAR EXPRESSIONS, INDICATE A FORWARD-LOOKING STATEMENT. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS WE MAKE. SEE "RISK FACTORS" ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K FOR A DISCUSSION OF CERTAIN RISKS ASSOCIATED WITH OUR BUSINESS. WE DISCLAIM ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS FOR ANY REASON.

OVERVIEW

         We are a life sciences company with two distinct business segments. Our Laboratory Information Services business, which we consider our primary business, is focused on the commercialization of a patented system that guides psychiatrists and other physicians to determine a proper treatment for patients with behavioral (psychiatric and/or addictive) disorders. Our Clinical Services business operated by Neuro-Therapy Clinic, P.C. ("NTC") is a full service psychiatric practice.

         LABORATORY INFORMATION SERVICES

         In connection with our Laboratory Information Services business, we have developed an extensive proprietary database (the "CNS Database") consisting of over 13,000 clinical outcomes across 2,000 patients who had psychiatric or addictive problems. For each patient, we have compiled electrocephalographic ("EEG") scans, symptoms, course of treatment and outcomes often across multiple treatments from multiple psychiatrists and physicians. Using this database, our technology compares a patient's EEG scan to the outcomes in the database and ranks treatment options based on treatment success of patients having similar neurophysiology.

         Trademarked as Referenced-EEG(R) ("rEEG(R)"), this patented technology allows us to create and provide simple reports ("rEEG Reports") that specifically guide physicians to treatment strategies based on the patient's own physiology. The vast majority of these patients were considered long-term "treatment-resistant", the most challenging, high-risk and expensive category to treat.

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

         Our business is focused on increasing the demand for our rEEG services. We believe the key factors that will drive broader adoption of rEEG will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our test, reimbursement by third-party payers, expansion of our sales force and increased marketing efforts.

         CLINICAL SERVICES

         In January 2008, we acquired our largest customer, the Neuro-Therapy Clinic, P.C. ("NTC") located in Colorado. Upon the completion of the transaction, NTC became a wholly-owned subsidiary of ours. NTC operates one of the largest psychiatric medication management practices in the state of Colorado, with nine full time and four part time employees including psychiatrists and clinical nurse specialists with prescribing privileges. Daniel
A. Hoffman, M.D. is the medical director at NTC, and, after the acquisition, became our Chief Medical Officer.

         NTC, having performed a significant number of rEEG's, serves an important resource in our product development, the expansion of our CNS Database, production system development and implementation, along with the integration of our rEEG services into a medical practice. Through NTC, we also expect to successfully develop marketing and patient acquisition strategies for our Laboratory Information Services business. Specifically, NTC is learning how to best communicate the advantages of rEEG to patients and referring physicians in the local market. We will share this knowledge and developed communication programs learned through NTC with other physicians using our services, which we believe will help drive market acceptance of our services. In addition, we plan to use NTC to train practitioners across the country in the uses of rEEG technology.

         We view our Clinical Services business as secondary to our Laboratory Information Services business, and we have no current plans to expand this business.

         BUSINESS OPERATIONS

         Since our inception, we have generated significant net losses. As of September 30, 2008, we had an accumulated deficit of $16.7 million. We incurred operating losses of $5.5 million and $3.3 million for the fiscal years ended September 30, 2008 and 2007, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, scale up of our commercial organization, and other general corporate purposes. Research and development projects include the completion of clinical trials which are essential to validate the efficacy of our products and services relating to our rEEG technology across different type of behavioral disorders, the enhancement of the CNS Database and, to a lesser extent, the identification of new medication that are often combinations of approved drugs.

OUR HISTORY

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

     PRIVATE PLACEMENT TRANSACTION

         On March 7, 2007, simultaneous with the closing of the Merger, we received gross proceeds of approximately $7,008,450 in a private placement transaction (the "Private Placement") with institutional investors and other high net worth individuals ("Investors"). On May 16, 2007, we received additional gross proceeds of $797,300 from the second closing of the Private Placement. Pursuant to Subscription Agreements entered into with these Investors, we sold 6,504,758 Investment Units, at $1.20 per Investment Unit. Each "Investment Unit" consists of one share of our common stock, and a five year non-callable warrant to purchase three-tenths of one share of our common Stock, at an exercise price of $1.80 per share (the "Investor Warrants"). After commissions and expenses, we received net proceeds of approximately $6,748,400 in the Private Placement.

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

         ACQUISITION OF NEURO-THERAPY CLINIC

         On January 11, 2008, we acquired all of the outstanding common stock of NTC in exchange for a non-interest bearing $300,000 note payable in equal monthly installments over 36 months. The acquisition was accounted under the purchase method of accounting, and accordingly, the purchase price was allocated to NTC's net tangible assets based on their estimated fair values as of January 11, 2008. The excess purchase price over the value of the net tangible assets was recorded as goodwill. The purchase price and the allocation thereof are as follows:

         Fair value of note payable issued .............     $ 265,900
         Direct transaction costs ......................        43,700
         Purchase price ................................       309,600
         Allocated to net tangible liabilities,
            including cash of $32,100 ..................       (10,600)
                                                             ---------
         Allocated to goodwill .........................     $ 320,200
                                                             =========

         The acquisition was not material, and accordingly, no pro forma results are presented.

FINANCIAL OPERATIONS OVERVIEW

     REVENUES

         Our Laboratory Information Services revenues are derived from the sale of rEEG Reports to physicians. Physicians are generally billed upon delivery of a rEEG Report. The list prices of our rEEG Reports to physicians range from $200 to $800 with $400 being the most frequent charge.

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

     COST OF REVENUES

         Cost of revenues are for Laboratory Information Services and represent the cost of direct labor, the amortization of a purchased database and costs associated with external processing, analysis and consulting review necessary to render an individualized test result. Costs associated with performing our tests are expensed as the tests are performed. We continually evaluate the feasibility of hiring our own personnel to perform most of the processing and analysis necessary to render an rEEG Report.

         Cost of revenues for Clinical Services are not broken out separately but are included in general and administrative expenses.

     RESEARCH AND DEVELOPMENT

         Research and development expenses are associated with our Laboratory Information Services and primarily represent costs incurred to design and conduct clinical studies, improve rEEG processing, add data to the CNS Database, improve analytical techniques and advance application of the methodology to additional clinical diagnosis. We charge all research and development expenses to operations as they are incurred.

     SALES AND MARKETING

         For our Laboratory Information Services, our selling and marketing expenses consist primarily of personnel costs and the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our products and services.

         For our Clinical Services, selling and marketing costs relate to advertising to attract patients to the clinic.

     GENERAL AND ADMINISTRATIVE

         Our general and administrative expenses consist primarily of personnel, occupancy, legal, accounting and other professional and administrative costs for both our Laboratory Information Services and Clinical Services businesses.

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

     REVENUE RECOGNITION

         We have generated limited revenues since our inception. Revenues for our Laboratory Service product are recognized when an rEEG Report is delivered to a Client-Physician. For our Clinical Services, revenues are recognized when the services are performed.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

         As earlier described, we operate in two business segments: Laboratory Information Services and Clinical Services. Our Laboratory Information Services business focuses on the delivery of reports ("rEEG Reports") that assist physicians with treatment strategies for patients with behavioral (psychiatric and/or addictive) disorders based on the patient's own physiology. Our Clinical Services business operated through NTC provides full service psychiatric services. For comparative purposes below, our Laboratory Information Services business represents all of the company's business in 2007 and our Clinical Services business represents the operations of Neuro-Therapy Clinic since its acquisition on January 11, 2008.

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                              YEAR ENDED
                                                             SEPTEMBER 30,
                                                         ---------------------
                                                          2008           2007
                                                         ------         ------

Revenues .........................................          100%           100%
Cost of revenues .................................           21             70
                                                         ------         ------
Gross profit .....................................           79             30
Research and development .........................          271            605
Sales and marketing ..............................          114             52
General and administrative expenses ..............          402            745
                                                         ------         ------
Operating loss ...................................         (708)        (1,372)
Other income (expense), net ......................           13             (4)
                                                         ------         ------
Net income (loss) ................................         (695)%       (1,376)%
                                                         ======         ======


     REVENUES

                                        YEAR ENDED SEPTEMBER 30,
                                       -------------------------     PERCENT
                                           2008          2007        CHANGE
                                       -----------   -----------   -----------

Laboratory Service Revenues ........   $   178,500   $   238,400           (25%)
Clinical Service Revenues ..........       595,000          --
                                       -----------   -----------
Total Revenues .....................   $   773,500   $   238,400           224%


         For Laboratory Information Services the number of rEEG Reports delivered for the period decreased from 630 in 2007 to 476 in 2008 while the price per report decreased from approximately $378 in 2007 to $375 in 2008. The reduction in revenues from the sale of our rEEG Reports is largely due to the acquisition of NTC, which was our largest customer in 2007. We hired a president in October of 2007 whose main focus is the commercialization of our products, and accordingly, we have begun to scale up our sales and marketing efforts. However, we do not expect to drive broader adoption of reports based on our rEEG technology until the completion in 2009 of our multi-site clinical study to validate the efficacy of our products. Accordingly, we anticipate that revenues will not increase materially until fiscal 2010.

         Our Clinical Services revenue is as a result of patient billings for psychiatric services rendered. Currently, we do not plan to expand our Clinical Services business, and therefore we do not anticipate a significant increase in revenues generated by this business segment.

     COST OF REVENUES

                                        YEAR ENDED SEPTEMBER 30,
                                       -------------------------     PERCENT
                                           2008          2007        CHANGE
                                       -----------   -----------   -----------

Cost of Laboratory Information
   Services revenues ..............    $   163,200   $   166,200            (2%)


         Cost of Laboratory Information Services revenues consists of payroll costs, consulting costs, charges relating to the amortization of the CNS Database and other miscellaneous charges. Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report. For the year ended September 30, 2008, cost of revenues was $163,200 consisting primarily of direct labor and benefit costs of $83,000, consulting fees of $49,000, and stock-based compensation of $16,000. For the year ended September 30, 2007, cost of revenues was $166,200 consisting primarily of direct labor and benefit costs of $67,000, consulting fees of $53,000, amortization of the purchased database of $20,000 and stock-based compensation of $20,000. We expect costs of revenues will increase as an absolute number as we deliver more rEEG Reports. However, we expect cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency.

     RESEARCH AND DEVELOPMENT

                                        YEAR ENDED SEPTEMBER 30,
                                       -------------------------     PERCENT
                                           2008          2007        CHANGE
                                       -----------   -----------   -----------

Laboratory Information Services
   research and development ........   $ 2,097,300   $ 1,442,600            45%


         Research and development expenses consist of clinical studies, costs to identify indications of approved medications, projects for training doctors associated with our research studies, patents costs, consulting fees, payroll costs (including stock-based compensation), expenses related to database enhancements and maintenance, and other miscellaneous costs. Research and development costs increased for the year ended September 30, 2008 from the comparable period for 2007 as a result of increases in: (i) expenses relating to clinical studies, (ii) payroll and stock compensation costs, (iii) patent costs as a result of increased filings and (iv) database enhancements and maintenance costs; offset by reduced (v) consulting fees, as this expertise was brought in-house.

         The increase in expenses relating to clinical studies is attributable to our completion of our first pilot study and to our expansion and acceleration of a second larger clinical study with the goal of driving market acceptance of our rEEG technology. The increase in payroll costs is attributable to the hiring of our Chief Medical Officer and increases in stock-based compensation.

         In an effort to reduce our costs, we deferred projects associated with the expansion of our rEEG technology to additional medications in order to focus our efforts and funds on the clinical study and the commercialization of our product. Similarly, the cost of identifying indications of approved drugs and drug candidates decreased as we deferred these projects to concentrate our efforts in the clinical study and the commercialization of our product. We expect that research and development expenses will continue to increase as we continue to accelerate and grow our clinical study to validate the efficacy of our rEEG technology.


     SALES AND MARKETING

                                        YEAR ENDED SEPTEMBER 30,
                                       -------------------------     PERCENT
                                           2008          2007        CHANGE
                                       -----------   -----------   -----------
Sales and Marketing
   Laboratory Information Services .   $   847,600   $   123,600           586%
   Clinical Services ...............        33,800          --
                                       -----------   -----------
Total Sales and Marketing ..........   $   881,400   $   123,600           613%
                                       ===========   ===========


         Sales and marketing expenses associated with our Laboratory Information Services business consist primarily of consulting fees, payroll costs, marketing costs and travel costs. Sales and marketing expenses increased in fiscal 2008 versus fiscal 2007 due to the hiring of consultants to expand our sales and marketing efforts, increases in marketing activities, such as attendance at conferences, increased travel and the hiring of (i) a Vice President for commercial operations, (ii) an additional salesperson and (iii) a marketing assistant. We expect sales and marketing costs to increase in as we continue to expand our sales and marketing efforts.

         The Clinical Services sales and marketing expenses consists of advertising in various media so as to attract patients to the clinic. We currently do not plan to expand our Clinical Services business, and therefore we expect that our sales and marketing expenses associated with this business segment will not materially change.

     GENERAL AND ADMINISTRATIVE

                                        YEAR ENDED SEPTEMBER 30,
                                       -------------------------     PERCENT
                                           2008          2007        CHANGE
                                       -----------   -----------   -----------
General and administrative
 Laboratory Information Services ....   $ 2,349,000   $ 1,775,600           33%
 Clinical Services ..................       756,700          --
                                        -----------   -----------
Total General and administrative ....   $ 3,105,700   $ 1,775,600           75%
                                        ===========   ===========


         General and administrative expenses for our Laboratory Information Services business for the fiscal year ended September 30, 2007 primarily related to salaries (including stock-based compensation), professional and consulting services and dues. The increase in general and administrative expenses for the fiscal year ended September 30, 2008 is primarily related to increased payroll and benefits (including stock based compensation) costs. This is partly attributed to the hiring a of a new president. These personnel costs amounted to $1.4 million for the year ended September 2008, as compared to $0.7 million for the year ended September 30, 2007. Professional and consulting fees and dues increased to $470,000 for 2008 versus $213,000 for 2007. This increase was offset by a one-time $475,000 advisory fee paid to Richardson & Patel, LLP in 2007 which did not recur in 2008. This advisory fee was in connection with our merger transaction.

         General and administrative expenses of $756,700 for our Clinical Services business for the year ended September 30, 2008 includes all costs associated with running NTC. This includes all payroll costs, medical supplies, occupancy costs and other general and administrative costs.

     INTEREST INCOME (EXPENSE)

                                        YEAR ENDED SEPTEMBER 30,
                                       -------------------------     PERCENT
                                           2008          2007        CHANGE
                                       -----------   -----------   -----------

Laboratory Information Services
    (Expense), net .................   $   104,600    $  (115,600)      *
Clinical Services (Expense) ........          (600)          --
                                       -----------    -----------
Total interest income (expense) ....   $   104,000    $  (115,600)      *
                                       ===========    ===========
* Not meaningful


         With respect to our Laboratory Information Services business, we earned interest income of $127,000 for the fiscal year ended September 30, 2008 from interest bearing accounts. This was offset by $22,000 of interest expense on the promissory note issued in connection with our acquisition of NTC and interest expenses incurred in connection with an equipment lease. For the fiscal year 2007, net interest expense was $115,600 and consisted of $190,000 relating to interest expense from the ascribed value of a warrant issued to NuPharm Database, LLC. Additional interest expense relating to promissory notes and other interest bearing accounts amounted $17,000. These expenses were partly offset by interest income of $90,700.

         With respect to our Clinical Services business, the interest expense of $600 relates to an equipment lease.

     NET LOSS

                                        YEAR ENDED SEPTEMBER 30,
                                       -------------------------     PERCENT
                                           2008          2007        CHANGE
                                       -----------   -----------   -----------

Laboratory Information Services
   net loss .......................    $(5,166,200)  $(3,279,100)            58%
Clinical Services net loss ........       (205,300)         --           *
                                       -----------   -----------
Total Net Loss ....................    $(5,371,500)  $(3,279,100)            64%
                                       ===========   ===========
* Not meaningful


         The increase in net loss of $2,092,400 is due primarily to increases in our research and development, sales and marketing, and general and administrative costs as described above, offset by revenue generated by our Clinical Services business. We expect to incur net losses for the next few years as we continue to improve our rEEG technology and reaffirm its validity through clinical studies, increase the penetration of our products in the marketplace, and hire additional personnel.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have incurred significant losses and, as of September 30, 2008, we had an accumulated deficit of approximately $16.7 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, selling and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

         As of September 30, 2008 we had approximately $2 million in cash and cash equivalents and a working capital balance of approximately $830,000 compared to approximately $5.8 million in cash and cash equivalents and a working capital balance of approximately $5.3 million at September 30, 2007.

     SOURCES OF LIQUIDITY

         Since our inception substantially all of our operations have been financed primarily from equity and debt financings. Through September 30, 2008, we had received proceeds of $8.6 million from the sale of stock, $3,116,000 from the issuance of convertible promissory notes and $220,000 for the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the company.

     CASH FLOWS

         Net cash used in operating activities was $3.7 million for the fiscal year ended September 30, 2008 compared to $3.0 million for fiscal year ended September 30, 2007. The increase in cash used of $0.7 million was primarily attributable to an increase in research and development expenses and increases in payroll, professional and consulting fees, offset by the non-recurrence of a payment of an advisory fee of $475,000 to Richardson & Patel, LLP which occurred in 2007.

         Net cash used in investing activities was $74,600 for the fiscal year ended September 30, 2008 as compared to $7,200 for the fiscal year ended September 30, 2007. Our 2008 investing activities related to the acquisition of our Neuro-Therapy Clinic and the purchase of furniture and equipment for our headquarters and Laboratory Information Services offices. In 2007, our investing activities consisted of loans made to employees and deposits.

         Net cash used by financing activities in 2008 primarily resulted from the payment of $60,600 on a promissory note issued to Daniel Hoffman in connection with our acquisition of NTC. In 2007 net cash provided by financing activities was $8.6 million from the sale of stock.

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         As of September 30, 2008, our major contractual obligations were the remaining balance on a promissory note of $205,300 plus interest at 8% issued in connection with our acquisition of NTC and operating leases for office space totaling $130,000. As of September 30, 2007, our only significant contractual obligation was for leased space. Please see Note 15 to our Consolidated Financial Statements included elsewhere in this report for further details.

     OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

         Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations. We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes. The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts and the amount of cash used by operations.

         We currently anticipate that our cash and collections from sale of our services, will not be sufficient to fund our operations for at least the next 12 months. Consequently we anticipate raising additional funds in 2009.

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

         Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The issuance of equity securities may result in dilution to stockholders. We do not know whether additional funding will be available on acceptable terms, or at all, especially given the market conditions that currently prevail. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, and implement other cost saving measures.

     INCOME TAXES

         Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented. As of September 30, 2008, we had net operating loss carryforwards for federal income tax purposes of $12.4 million. If not utilized, the federal net operating loss carryforwards will expire beginning in 2021. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an "ownership change". The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to financial statements
                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm.................     59

Consolidated Balance Sheets as of September 30, 2008 and 2007...........     60

Consolidated Statements of Operations for the Years Ended
September 30, 2008 and 2007.............................................     61

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
for the Years Ended September 30, 2008 and 2007.........................     62

Consolidated Statements of Cash Flows for the Years Ended
September 30, 2008 and 2007.............................................     63

Notes to Consolidated Financial Statements for the Years Ended
September 30, 2008 and 2007.............................................     65

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
CNS Response, Inc.

We have audited the accompanying consolidated balance sheets of CNS Response, Inc. and its subsidiaries (the "Company") as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2008 and 2007, and the results of its operations and it cash flows for each of the years in the two-year period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cacciamatta Accountancy Corporation

Irvine, California

January 13, 2009

                               CNS RESPONSE, INC.

           CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,
                                                                  2008            2007
                                                              ------------    ------------
ASSETS
CURRENT ASSETS:
   Cash ...................................................   $  1,997,000    $  5,790,100
   Accounts receivable (net of allowance for doubtful
     accounts of $17,200 and $17,200 in 2008 and 2007
     respectively) ........................................         98,200          59,200
   Prepaids and other .....................................        189,400         159,000
                                                              ------------    ------------
     Total current assets .................................      2,284,600       6,008,300

Other assets ..............................................         28,700           4,100
Goodwill ..................................................        320,200            --
                                                              ------------    ------------
TOTAL ASSETS ..............................................   $  2,633,500    $  6,012,400
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable (including $6,800 and $5,000 to related
     parties in 2008 and 2007 respectively) ...............   $    335,700    $    219,400
   Accrued liabilities ....................................        207,500         207,500
   Deferred compensation (including $107,000 and $56,700
     to related parties in 2008 and  2007 respectively) ...        264,900          73,400
   Accrued patient costs ..................................        397,500            --
   Accrued consulting fees ................................         67,600          73,200
   Accrued interest .......................................         42,600          35,800
   Convertible promissory note ............................         50,000          50,000
   Current portion of long-term debt ......................         88,500            --
                                                              ------------    ------------
     Total current liabilities ............................      1,454,300         659,300
                                                              ------------    ------------

LONG-TERM LIABILITIES
   Note payable to officer ................................        118,600            --
   Capital lease ..........................................          7,700            --
                                                              ------------    ------------
     Total long-term liabilities ..........................        126,300            --
                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES                                         --              --

STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value; authorized
     750,000,000 shares; 25,299,547 outstanding ...........         25,300          25,300
   Additional paid-in capital .............................     17,701,300      16,630,000
   Accumulated deficit ....................................    (16,673,700)    (11,302,200)
     Total stockholders' equity ...........................      1,052,900       5,353,100
                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................   $  2,633,500    $  6,012,400
                                                              ============    ============

           See accompanying Notes to Consolidated Financial Statements

                               CNS RESPONSE, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007

                                                                     YEARS ENDED
                                                                    SEPTEMBER 30,
                                                            ----------------------------
                                                                2008            2007
                                                            ------------    ------------
REVENUES
   Laboratory Information Services ......................   $    178,500    $    238,400
   Clinical Services ....................................        595,000            --
                                                            ------------    ------------
                                                                 773,500         238,400
                                                            ------------    ------------

OPERATING EXPENSES:
   Cost of Laboratory Service revenues (including
     amortization expense of $0 and $19,900 for the years
     ended September 30, 2008 and 2007 respectively) ....        163,200         166,200
   Research and development .............................      2,097,300       1,442,600
   Sales and marketing ..................................        881,400         123,600
   General and administrative ...........................      3,105,700       1,775,600
                                                            ------------    ------------
     Total operating expenses ...........................      6,247,600       3,508,000
                                                            ------------    ------------

OPERATING LOSS ..........................................     (5,474,100)     (3,269,600)
                                                            ------------    ------------

OTHER INCOME (EXPENSE):
   Interest Income, net .................................        104,000        (115,600)
   Other ................................................           --           106,900
                                                            ------------    ------------
   Total other income (expense) .........................        104,000          (8,700)
                                                            ------------    ------------



LOSS BEFORE PROVISION FOR INCOME TAXES ..................     (5,370,100)     (3,278,300)
PROVISION FOR INCOME TAXES ..............................          1,400             800
                                                            ------------    ------------
NET LOSS ................................................   $ (5,371,500)   $ (3,279,100)
                                                            ============    ============


BASIC NET LOSS PER SHARE ................................   $      (0.21)   $      (0.17)
                                                            ============    ============

DILUTED NET LOSS PER SHARE ..............................   $      (0.21)   $      (0.17)
                                                            ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic ................................................     25,299,547      18,778,077
                                                            ============    ============
   Diluted ..............................................     25,299,547      18,778,077
                                                            ============    ============


           See accompanying Notes to Consolidated Financial Statements

                               CNS RESPONSE, INC.

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

                                                                                       Additional
                                                              Common Stock              Paid-in        Accumulated
                                                         Shares          Amount         Capital          Deficit          Total
                                                      ------------    ------------    ------------    ------------    ------------
Balance at October 1, 2006 ........................      7,903,107    $      7,900    $  2,822,100    $ (8,023,100)   $ (5,193,100)
Forgiveness of accrued interest from NuPharm and
    issuance and exercise of warrants by NuPharm ..      2,800,000           2,800         334,800            --           337,600
Conversion of convertible promissory notes and
    accrued interest ..............................      5,993,515           6,000       4,061,100            --         4,067,100
Issuance of stock in connection with mezzanine
    financing, net of offering costs of $47,600 ...      1,905,978           1,900       1,875,500            --         1,877,400
Issuance of stock for settlement of debt ..........         11,015            --             1,300            --             1,300
Issuance of options in settlement of accrued
    consulting fees ...............................           --              --            27,000            --            27,000
Issuance of stock in connection with private
    placement, net of offering costs of $1,057,300       6,504,758           6,500       6,741,900            --         6,748,400
Issuance of stock as payment of placement agent fee         83,333             100            (100)           --              --
Issuance of stock to repay note to NuPharm and
    related accrued interest ......................        244,509             200         293,200            --           293,400
Collection of loans receivable through the receipt
    of stock ......................................       (146,668)           (100)       (175,900)           --          (176,000)
Stock-based compensation ..........................           --              --           649,100            --           649,100
Derivative instrument liability ...................           --              --        (2,273,700)           --        (2,273,700)
Reclassify fair value of derivative instrument
    liability .....................................           --              --         2,273,700            --         2,273,700
Net loss for the year ended September 30, 2007 ....           --              --              --        (3,279,100)     (3,279,100)
                                                      ------------    ------------    ------------    ------------    ------------
Balance at September 30, 2007 .....................     25,299,547    $     25,300    $ 16,630,000    $(11,302,200)   $  5,353,100
                                                      ------------    ------------    ------------    ------------    ------------
Stock- based compensation .........................           --              --         1,071,300            --         1,071,300
Net loss for the year ended September 30, 2008 ....           --              --              --        (5,371,500)     (5,371,500)
                                                      ------------    ------------    ------------    ------------    ------------
Balance at September 30, 2008 .....................     25,299,547    $     25,300    $ 17,701,300    $(16,673,700)   $  1,052,900
                                                      ============    ============    ============    ============    ============


           See accompanying Notes to Consolidated Financial Statements

                               CNS RESPONSE, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007

                                                                          2008           2007
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .......................................................   $(5,371,500)   $(3,279,100)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization ................................         6,300         19,900
     Other ........................................................          --         (106,900)
     Stock based compensation .....................................     1,071,300        649,100
     Non-cash interest expense ....................................          --          189,800
     Changes in operating assets and liabilities:
       Accounts receivable ........................................       (39,000)       (32,900)
       Prepaids and other .........................................       (30,400)       (87,900)
       Accounts payable ...........................................       116,300       (271,200)
       Deferred compensation and others ...........................       192,600        (39,700)
       Accrued patient costs ......................................       397,500           --
                                                                      -----------    -----------
       Net cash used in operating activities ......................    (3,656,900)    (2,958,900)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deferred offering relating to acquisition ......................       (43,700)          --
   Furniture and fixtures .........................................       (30,900)          --
   Increase in deposits ...........................................          --           (3,000)
   Loans to employees .............................................          --           (4,200)
                                                                      -----------    -----------
       Net cash used in investing activities ......................       (74,600)        (7,200)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note ..............................................       (60,600)          --
   Repayment of lease payable .....................................        (1,000)          --
   Repayment of debt ..............................................          --           (5,000)
   Proceeds from the sale of preferred stock, net of offering costs          --        1,779,900
   Proceeds from the sale of common stock, net of offering costs ..          --        6,748,400
   Proceeds from exercise of warrants .............................          --           28,000
                                                                      -----------    -----------
       Net cash provided (used) by financing activities ...........       (61,600)     8,551,300
                                                                      -----------    -----------
NET INCREASE (DECREASE) IN CASH ...................................    (3,793,100)     5,585,200
CASH- BEGINNING OF YEAR ...........................................     5,790,100        204,900
                                                                      -----------    -----------
CASH- END OF YEAR .................................................   $ 1,997,000    $ 5,790,100
                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest .....................................................   $    22,440    $     2,300
                                                                      ===========    ===========
     Income taxes .................................................   $     5,972    $       800
                                                                      ===========    ===========
   Fair value of note payable to officer issued for acquisition ...   $   265,900           --
                                                                      ===========    ===========
   Fair value of equipment acquired through lease .................   $    10,500           --
                                                                      ===========    ===========
   Conversion of preferred stock into common stock ................          --        5,958,200
                                                                      ===========    ===========
   Conversion of promissory notes and related accrued interest
     into preferred stock .........................................          --        4,067,100
                                                                      ===========    ===========
   Common stock received as collection of loans receivable ........          --          176,000
                                                                      ===========    ===========
   Derivative instrument liability ................................          --        2,273,700
                                                                      ===========    ===========


           See accompanying Notes to Consolidated Financial Statements

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007


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

         In addition, as a result of its acquisition of Neuro-Therapy Clinic, P.C. ("NTC") on January 11, 2008, the Company provides behavioral health care services. NTC is a center for highly-advanced testing and treatment of neuropsychiatric problems, including learning, attentional and behavioral challenges, mild head injuries, as well as depression, anxiety, bipolar and all other common psychiatric disorders. Through this acquisition, the Company expects to advance neurophysiology data collection, beta-test planned technological advances in rEEG, advance physician training in rEEG and investigate practice development strategies associated with rEEG.

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

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007


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

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007


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


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of CNS Response, Inc., an inactive parent company, and its wholly owned subsidiaries CNS California and NTC. All significant intercompany transactions have been eliminated in consolidation.

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

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007


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

ACCOUNTS RECEIVABLE

         The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer. Allowances are provided for specific receivables deemed to be at risk for collection.

FIXED ASSETS

         Fixed assets which are recorded at cost consist of office furniture and equipment and are depreciated over their estimated useful life on a straight-line basis. The useful life of these assets is estimated to be from 3 to 5 years. Depreciation and accumulated depreciation for the year ended September 30, 2008 is $6,300.

GOODWILL

         In accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, goodwill will not be amortized but instead will be tested for impairment at least annually, or more frequently if certain indicators are present.

LONG-LIVED ASSETS

         As required by Statement of Financial Accounting Standards ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. No impairment loss was recorded for the years ended September 30, 2008 and 2007.

REVENUES

         The Company recognizes revenue as the related services are delivered.

RESEARCH AND DEVELOPMENT EXPENSES

         The Company charges all research and development expenses to operations as incurred.

ADVERTISING EXPENSES

         The Company charges all advertising expenses to operations as incurred.

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007


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

INCOME TAXES

         The Company accounts for income taxes to conform to the requirements of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under the provisions of SFAS 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have already been recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

COMPREHENSIVE INCOME (LOSS)

         SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income (loss) is the same as its reported net income (loss) for the years ended September 30, 2008 and 2007.

INCOME (LOSS) PER SHARE

         Basic and diluted net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period.

SEGMENT INFORMATION

         The Company uses the management approach for determining which, if any, of its products and services, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of any reportable segments. Management uses two measurements of profitability and does disaggregate its business for internal reporting and therefore operates two business segments which are comprised of a reference laboratory and a clinic. The Reference Laboratory provides reports ("rEEG Reports") that assist physicians with treatment strategies for patients with behavioral (psychiatric and/or addictive) disorders based on the patient's own physiology. The Clinic operates NTC, a full service psychiatric practice.

RECLASSIFICATIONS

         Certain amounts in prior years have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported operating loss or net income.

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007


RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated operating results and financial condition.

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

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," or SFAS No. 141R. SFAS No. 141R replaces SFAS No. 141, "Business Combinations." SFAS No. 141R establishes principles and requirements for how an acquiror recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired or a gain from a bargain purchase. SFAS No. 141R also determines disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of a fiscal year that begins on or after December 15, 2008 and has implications for acquisitions that occur prior to this date. The Company does not expect the adoption of SFAS No. 141R will have a material impact on its current financial position, results of operations and cash flows.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," or SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements," or ARB 51, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders' equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 will have a material, if any, impact on its financial position, results of operations and cash flows.

         In May 2008, the FASB issued the final version of Staff Position No. APB 14-1, ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT ("APB 14-1") that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate. APB 14-1 is effective for fiscal years beginning after December 15, 2008, which for the Company will be fiscal 2010, and interim periods within those fiscal years and must be applied retrospectively to all periods presented, which for the Company would include the comparative quarterly presentations for fiscal 2009. Accordingly, commencing in fiscal 2010, the Company will present prior period comparative results reflecting the impact of APB 14-1 if determined to apply to the Company at that time. The Company is currently evaluating the impact APB 14-1 will have on its consolidated financial statements, if any.

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007


         In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- AN AMENDMENT OF FASB STATEMENT 133 ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements, if any.

         In April 2008, the FASB issued Staff Position No. FAS 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS ("FAS 142-3") that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 and other U.S. generally accepted accounting principles. FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements, if any.


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

         Pursuant to the abovementioned terms and the terms of the merger described in Note 2 above, the Company demanded payment of all such notes upon the completion of the merger and private placement in which the Company raised approximately $7,805,000. The officer who owed the Company $93,900, including interest, repaid the loan by tendering 78,219 shares of the Company's Common Stock to the Company. Certain other employees and consultants repaid their loans by tendering an aggregate of 68,449 shares of the Company's common stock to the Company. None of the aforementioned notes remained outstanding as of September 30, 2008.

                              CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007


5.       CONVERTIBLE PROMISSORY NOTES

         Prior to September 30, 2006, CNS California issued convertible promissory notes with detachable warrants from time to time to fund its operations. The notes bear interest at 8% per year, compounded annually, and are payable on demand. The terms of the notes provide for the (i) conversion of principal and accrued interest into the same type of securities issued by CNS California upon a qualified institutional financing, the amount of which financing varies between notes and ranges from $1 to $4 million, and (ii) conversion price to be equal to the same price as the shares sold in the financing. The notes provide for an aggregate of $2,196,000 in principal to convert automatically and $920,700 to convert at the note holders' options based upon certain financing requirements (as defined).

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

         As of September 30, 2008 and 2007, one note with a principal balance of $50,000 was outstanding.


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

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007


7.       STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

         As of September 30, 2008 the Company is authorized to issue 750,000,000 shares of common stock.

         As of September 30, 2008, CNS California is authorized to issue 100,000,000 shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

         As of September 30, 2008, Colorado CNS Response, Inc. is authorized to issue 1,000,000 shares of common stock.

         As of September 30, 2008, Neuro-Therapy Clinic, P.C., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue ten thousand shares of common stock, no par value per share.

         As described in Note 6 above, in October 2006, NuPharm exercised the warrant to purchase 2,800,000 shares of CNS California's common stock at a price of $0.01 per share. These common shares were converted into 2,800,000 shares of the Company's common stock upon the completion of the merger described in Note 2 above.

         As described in Note 5 above, in October 2006, CNS California and the note holders of certain of the convertible promissory notes converted promissory notes with an aggregate outstanding balance of $3,061,700 and related accrued and unpaid interest of $1,005,400 at September 30, 2006 into 5,993,515 shares of the CNS California's Series A Preferred Stock. These preferred shares were converted into 5,993,515 shares of the Company's common stock upon the completion of the merger described in Note 2 above.

         In October, 2006, CNS California sold 1,905,978 Units in a private financing resulting in net proceeds of $1,877,400. Each Unit consists of one share of Series B Preferred Stock and 5-year warrants to purchase 0.6 shares of the CNS California's common stock at $1.51 per share. Holders of the Series B Preferred Stock were entitled to receive non-cumulative dividends at an annual rate of 4% when, as and if declared by the Board. Each share of the Series B Preferred Stock initially converts into one share of the Company's Common Stock at any time at the option of the holder. However, each share of Series B Preferred Stock will automatically convert into Common Stock at the then applicable conversion rate in the event of (i) the sale of $5,000,000 or more of Common Stock or units consisting of Common Stock and warrants in one or more related transactions; (ii) the closing of an underwritten public offering with a price equal or greater than $1.21 per share and net proceeds to CNS California of not less than $5,000,000, or (iii) upon the written consent of the holders of the majority of the Series A Preferred (see Note 6) in the case of conversion of the Series A Preferred or the Series B Preferred in the case of conversion of the Series B Preferred. All shares of preferred stock were converted into 1,905,978 shares of common stock concurrently with the completion of the Merger as described in Note 2 above.

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007


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

         As described in Note 6 above, the note payable to NuPharm and accrued interest thereon were converted into 244,509 shares of the Company's Common Stock upon the completion of the merger and private placement described in Note 2 above.

         As described in Note 4 above, an officer and certain employees and consultants repaid their loans to the Company by tendering 146,668 shares of the Company's common stock.

STOCK-OPTION PLAN

         On September 27, 2004, the Company adopted the 2004 Stock Option Plan pursuant to which there were 15,000,000 shares of common stock reserved for issuance and under which the Company may issue incentive stock options, nonqualified stock options, stock awards and stock bonuses to officers, directors and employees. The option price for each share of stock subject to an option was to be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO ; provided, however, if the option was an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO was to be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options were to have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term was to be five years from the date of grant. ISOs could be granted only to eligible employees. At September 30, 2008, there were no options outstanding under this plan and the Company intends to terminate this plan.

         In connection with the Merger described in Note 2, the Company assumed the CNS California stock option plan described below and all of the options granted thereunder at the same price and terms.

         On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options(ISO) or non-statutory stock options (NSO)), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the board of directors. A total of 10 million shares of stock are reserved for issuance under the 2006 Plan. As of September 30, 2008, there were 8,964,567 options and 183,937 restricted shares outstanding under the 2006 Plan and 498,739 shares available for issuance of awards.

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

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007


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

                                     RISK-FREE
                        DIVIDEND      INTEREST       EXPECTED       EXPECTED
OPTIONS GRANTED IN:       YIELD         RATE        VOLATILITY        LIFE
-------------------     --------     ---------      ----------      --------
        Fiscal 2006        0%          5.46%            100%        5 years
      November 2006        0%          5.00%            100%        10 years
        August 2007        0%          4.72%             91%        5 years
       October 2007        0%          4.60%            105%        5 years
      December 2007        0%          4.00%            113%        5 years
         April 2008        0%          3.78%            172%        5 years
     September 2008        0%          3.41%            211%        5 years


         The expense is recognized over the employees' requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the years ended September 30, 2008 and 2007 is as follows:

                                        For the fiscal year ended
                                              September 30,
                                         -----------------------
                                            2008         2007
                                         ----------   ----------
                         Operations      $   16,100   $   20,100
           Research and development         321,200      212,000
                Sales and marketing          83,100         --
         General and administrative         651,000      417,000
                                         ----------   ----------
                              Total      $1,071,400   $  649,100
                                         ==========   ==========


         Total unrecognized compensation as of September 30, 2008 amounted to $2,004,500.

         A summary of stock option activity is as follows:
                                                                        Weighted
                                                                        Average
                                                         Number of      Exercise
                                                           Shares        Price
                                                         ---------     ---------
Outstanding at September 30, 2006 ....................   4,000,403      $  0.13

     Granted .........................................   3,436,300      $  1.07
     Exercised .......................................        --           --
     Forfeited .......................................        --           --
Outstanding at September 30, 2007 ....................   7,436,703      $  0.57

     Granted .........................................   1,880,621      $  0.85
     Exercised .......................................        --           --
     Forfeited .......................................    (352,757)     $  1.09
Outstanding at September 30, 2008 ....................   8,964,567      $  0.60

Weighted average fair value of options granted during:
     Year ended September 30, 2006 ...................        --        $  0.09
     Year ended September 30, 2007 ...................        --        $  0.77
     Year ended September 30, 2008 ...................        --        $  0.73

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007


         Following is a summary of the status of options outstanding at September 30, 2008:

                                               Weighted Average      Weighted Average
Exercise Price        Number of Shares         Contractual Life       Exercise Price
     $0.12                     859,270             10 years                     $0.12
    $0.132                   3,112,545              7 years                    $0.132
     $0.30                     135,700             10 years                     $0.30
     $0.59                      28,588             10 years                     $0.59
     $0.80                     140,000             10 years                     $0.80
     $0.89                     968,875             10 years                     $0.89
     $0.96                     496,746             10 years                     $0.96
     $1.09                   2,614,232             10 years                     $1.09
     $1.20                     333,611              5 years                     $1.20
     $0.51                     275,000             10 Years                     $0.51
                      -----------------                              -----------------
     Total                   8,964,567                                          $0.60
                      =================                              =================


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

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007


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

         At September 30, 2007, there were warrants outstanding to purchase 6,899,353 shares of the Company's common stock at exercise prices ranging from $0.01 to $1.812 with a weighted average exercise price of $1.04. The warrants expire at various times through 2017. No warrants were issued or exercised during the 12 months ended September 30, 2008. Accordingly, all warrants are outstanding at September 30, 2008.


8.       INCOME TAXES

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

         Reconciliations of the provision (benefit) for income taxes to the amount compiled by applying the statutory federal income tax rate to profit
(loss) before  income taxes is as follows for each of the years ended  September
30:

                                                                   2008     2007
                                                                  -----    -----
Federal income tax (benefit) at statutory rates ..............    (34)%    (34)%
Gain from troubled debt restructured with related parties ....      0%       0%
Stock-based compensation .....................................     20%      17%
Non deductible interest expense ..............................      0%       6%
Change in valuation allowance ................................     14%      11%


         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes relate to the following at September 30, 2008 and 2007:

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007


                                                                     2008           2007
                                                                 -----------    -----------
Deferred income tax assets:
    Net operating loss carryforward ..........................   $ 4,953,000    $ 3,257,800
    Deferred interest, consulting and compensation liabilities        17,000         14,300
    Amortization .............................................       223,300        223,300
                                                                 -----------    -----------
                                                                   5,193,300      3,495,400
Deferred income tax liabilities--other .......................       (12,300)       (12,100)
                                                                 -----------    -----------
Deferred income tax asset--net before valuation allowance ....     5,181,000      3,483,300
Valuation allowance ..........................................    (5,181,000)    (3,483,300)
                                                                 -----------    -----------
Deferred income tax asset--net ...............................   $      --      $      --
                                                                 ===========    ===========


         Current and non-current deferred taxes have been recorded on a net basis in the accompanying balance sheet. As of September 30, 2008 we have net operating loss carryforwards of approximately $12.4 million. The net operating loss carryforwards expire by 2027. Utilization of net operating losses and capital loss carryforwards may be subject to the limitations imposed by Section 382 of the Internal Revenue Code. The Company has placed a valuation allowance against the deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced accordingly.


9.       ACQUISITION OF NEURO THERAPY CLINIC, PC

         On January 11, 2008, the Company, through its wholly owned subsidiary, Colorado CNS Response, Inc., acquired all of the outstanding common stock of Neuro-Therapy Clinic, PC ("NTC") in exchange for a non-interest bearing note payable of $300,000 payable in equal monthly installments over 36 months. Upon the completion of the acquisition, the sole shareholder of NTC was appointed Chief Medical Officer of the Company. Prior to the acquisition, NTC was the Company's largest customer.

         The acquisition was accounted under the purchase method of accounting, and accordingly, the purchase price was allocated to NTC's net tangible assets based on their estimated fair values as of January 11, 2008. The excess purchase price over the value of the net tangible assets was recorded as goodwill. The purchase price and the allocation thereof are as follows:


         Fair value of note payable issued .............     $ 265,900
         Direct transaction costs ......................        43,700
                                                             ---------
         Purchase price ................................       309,600
         Allocated to net tangible liabilities,
            including cash of $32,100 ..................       (10,600)
                                                             ---------
         Allocated to goodwill .........................     $ 320,200
                                                             =========

         Upon the occurrence of certain events, as defined in the purchase agreement, the prior sole Shareholder of NTC has a repurchase option for a period of three years subsequent to the closing, as well as certain rights of first refusal, in relation to the assets and liabilities acquired by the Company.

         The acquisition was not material, and accordingly, no pro forma results are presented.


10.      LONG-TERM DEBT

         As described in Note 9 above, during the year ended September 30, 2008 the Company issued a note payable to an officer in connection with the acquisition of NTC. The note is non-interest bearing and the Company determined its fair value by imputing interest at an annual rate of 8%. As of September 30, 2008 the note has an outstanding principal balance in the amount of $205,300.

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007


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

         The following tables show operating results for our reportable segments, along with reconciliation from segment gross profit to (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:


                                               Year ended September 30, 2008
                               ------------------------------------------------------------
                                Reference
                                Laboratory        Clinic       Eliminations        Total
                               ------------    ------------    ------------    ------------
Revenues ...................        197,400         595,000         (18,900)        773,500

Operating expenses:
  Cost of revenues .........        163,200           9,200          (9,200)        163,200
  Research and development .      2,097,300            --              --         2,097,300
  Sales and marketing ......        847,600          33,800            --           881,400
  General and administrative      2,358,700         756,700          (9,700)      3,105,700
                               ------------    ------------    ------------    ------------
  Total operating expenses .      5,466,800         799,700         (18,900)      6,247,600
                               ------------    ------------    ------------    ------------

Loss from operations .......   $ (5,269,400)   $   (204,700)   $          0    $ (5,474,100)
                               ============    ============    ============    ============


The following table includes selected segment financial information as of September 30, 2008, related to goodwill and total assets:

                                         Reference
                                        Laboratory       Clinic          Total
                                        ----------     ----------     ----------

Goodwill ..........................     $  320,200     $     --       $  320,200
                                        ==========     ==========     ==========

Total assets ......................     $2,550,200     $   83,300     $2,633,500
                                        ==========     ==========     ==========

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007


12.      EARNINGS PER SHARE

         In accordance with SFAS 128, "Computation of Earnings Per Share," basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the years ended September 30, 2008 and 2007, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

         A summary of the net income (loss) and shares used to compute net income (loss) per share for the years ended September 30, 2008 and 2007 is as follows:

                                                       2008            2007
                                                   ------------    ------------
Net loss for computation of basic net income
   (loss) per share ............................   $ (5,371,500)   $ (3,279,100)
                                                   ------------    ------------
Net income (loss) for computation of dilutive
   net income (loss) per share .................   $ (5,371,500)   $ (3,279,100)
                                                   ============    ============

Basic net income (loss) per share ..............   $      (0.21)   $      (0.17)
                                                   ============    ============

Diluted net income (loss) per share ............   $      (0.21)   $      (0.17)
                                                   ============    ============

Basic weighted average shares outstanding ......     25,299,547      18,778,077
Dilutive common equivalent shares ..............           --              --
                                                   ------------    ------------
Diluted weighted average common shares .........     25,299,547      18,778,077
                                                   ============    ============

Anti-dilutive common equivalent shares not
   included in the computation of dilutive
   net loss per share:
        Convertible debt .......................      4,995,000       6,283,989
        Warrants ...............................      6,899,353       5,372,566
        Options ................................      8,767,212       4,598,260
        Preferred Stock ........................           --           767,324


15.      COMMITMENTS AND CONTINGENT LIABILITIES

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

                               CNS RESPONSE, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           SEPTEMBER 30, 2008 AND 2007


LEASE COMMITMENTS

         The Company leases its headquarters and Laboratory Information Services space under an operating lease. In November 2008, the Company entered into a new six-month lease for its headquarters at the same location expiring in May 2009 and requiring monthly rentals of $3,610.

         The Company leases space for its Clinical Services operations under an operating lease. The base rental as of September 2008 is $5,726 per month. This increases to $6,021 per month in March 2009 through to the termination of the lease on February 28, 2010.

         The Company also sub-leases space for its Clinical Services operations on a month-to-month basis for $1,075 per month.

         The Company leases a copier for $216 per month which it accounts for as a capital lease with an interest rate of 9% per year. The lease terminates in February 2013 at which time the copier can be purchased at fair value.

FUTURE MINIMUM LEASE PAYMENT AND DEBT MATURITIES

         At September 30, 2008, the estimated future minimum lease payment under non-cancelable operating and capital leases and debt maturities were as follows:

                                      OPERATING     CAPITAL       DEBT
YEAR ENDING SEPTEMBER 30,               LEASES       LEASE     MATURITIES      TOTAL
-----------------------------------   ---------    ---------    ---------    ---------
2009 ..............................   $  99,700    $   2,600    $ 100,000    $ 202,200
2010 ..............................      30,100        2,600      100,000      132,600
2011 ..............................        --          2,600       25,000       27,500
2012 ..............................        --          2,600         --          2,500
2013 ..............................        --          1,100         --          1,500
                                      ---------    ---------    ---------    ---------
  Total ...........................   $ 129,800    $  11,500    $ 225,000    $ 366,300
Less interest .....................      (6,700)      (2,000)     (19,700)     (28,400)
                                      ---------    ---------    ---------    ---------
Net present value .................     123,100        9,500      205,300      337,900
Less current portion ..............     (95,800)      (1,800)     (86,700)    (184,300)
                                      ---------    ---------    ---------    ---------
Long-term debt and lease obligation   $  27,300    $   7,700    $ 118,600      153,600
                                      =========    =========    =========    =========


16.      SIGNIFICANT CUSTOMERS

         For the year ended September 30, 2008, two customers accounted for 29% of Laboratory Information Services revenue and 24% of accounts receivable at September 30, 2008.

     For the year ended September 30, 2007, four customers accounted for 58% of the Laboratory Information Services revenue and 48% of accounts receivable at September 30, 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A(T). CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

         Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15, as of September 30, 2008, the end of the period covered by this report. Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of September 30, 2008 for the reasons described below.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our PEO and PFO and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and procedures that:

         1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

         2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

         3.  Provide  reasonable   assurance  regarding   prevention  or  timely
detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

         Management, including our Chief Executive Officer (who is our Principal Executive Officer and Principal Financial Officer), do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Also, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ASSESSMENT OF INTERNAL CONTROLS OVER FINANCIAL REPORTING

         Under the supervision and with the participation of our management, including Leonard Brandt our PEO and PFO, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and we concluded that our internal controls over financial reporting were not effective.

         In reaching our conclusion, we considered the findings of an external finance and accounting advisory firm with relevant SEC compliance experience, who informed management of "material weaknesses" and several "significant deficiencies" that collectively constituted a "material weakness" in our internal control over financial reporting.

         A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

         A "significant deficiency" is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

         The following material weaknesses were identified:

         o We do not have proper segregation of duties within the accounting and finance function.

         o We do not have proper oversight and review by upper management of the accounting and finance function.

         The following significant deficiencies were identified, which in combination with other deficiencies may constitute a material weakness:

         o We do not have a comprehensive and formalized accounting and procedures manual.

         o We do not always retain proper documentation for audit support.


         To the knowledge of our management, including our PEO and PFO, none of the aforementioned material weaknesses or significant deficiencies led to a misstatement of our results of operations for the year ended September 30, 2008, or statement of financial position as of September 30, 2008.

         This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the quarterly period ending September 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Since our year ended September 30, 2008, due to the departure of our VP Finance and Controller which occurred on December 19, 2008, we do not have personnel with sufficient financial expertise. For this reason, we have retained the services of outside consultants to perform various accounting and finance functions for us.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

         Information regarding directors and executive officers will appear in the definitive proxy statement for the 2009 annual meeting of CNS Response shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information  regarding  executive   compensation  will  appear  in  the
definitive proxy statement for the 2009 annual meeting of CNS Response stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the definitive proxy statement for the 2009 annual meeting of CNS Response shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND   DIRECTOR
         INDEPENDENCE

         Information regarding certain relationships and related transactions will appear in the definitive proxy statement for the 2009 annual meeting of CNS Response shareholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Information regarding principal accounting fees and services will appear in the definitive proxy statement for the 2009 annual meeting of CNS Response shareholders, and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      1.       The information required by this item is included in Item 8 of
                  Part II of this annual report.

         2.       The information required by this item is included in Item 8 of
                  Part II of this annual report.

         3. Exhibits: See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(b) Exhibits. See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(c)      Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CNS RESPONSE, INC.



                                       By: /S/ LEONARD BRANDT
                                           -----------------------
                                           Leonard J. Brandt
                                           Chief Executive Officer

                                       Date: January 13, 2009

                                POWER OF ATTORNEY

         The undersigned directors and officers of CNS Response, Inc. do hereby constitute and appoint Leonard J. Brandt with full power of substitution and resubstitution, as their true and lawful attorney and agent, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                       DATE
          ---------                       -----                       ----

/S/ LEONARD BRANDT            Chief Executive Officer,          January 13, 2009
---------------------------   Director (Principal Executive,
    Leonard J. Brandt         Financial and Accounting
                              Officer)

/S/ DAVID B. JONES            Director                          January 13, 2009
---------------------------
    David B. Jones


---------------------------   Director
    Jerome Vaccaro, M.D.

/S/ HENRY HARBIN              Director                          January 13, 2009
---------------------------
    Henry T. Harbin, M. D.

                                INDEX TO EXHIBITS


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

3.1.4 Certificate of Amendment of Certificate of Incorporation, dated September 7, 2005. Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-150398) filed with the Commission on April 23, 2008.

3.1.5 Certificate of Ownership and Merger Merging CNS Response, Inc., a Delaware corporation, with and into Strativation, Inc., a
               Delaware corporation, dated March 7, 2007. Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.

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

10.7 Employment Agreement by and between the Registrant and George Carpenter dated October 1, 2007. Incorporated by reference to
               Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on October 3, 2007.*

10.8 Employment Agreement by and between the Registrant and Daniel Hoffman dated January 11, 2008. Incorporated by reference to
               Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on January 17, 2008.*

10.9 Stock Purchase Agreement by and among Colorado CNS Response, Inc., Neuro-Therapy, P.C. and Daniel A. Hoffman, M.D. dated January 11, 2008.

14.1 Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-KSB/A (File No. 000-26285) filed with the Commission on January 24, 2008.

21.1           Subsidiaries of the Registrant.

23.1           Consent of Independent Registered Public Accounting Firm.

24.1           Power of Attorney (included as part of the Signature Page).

31.1           Certification  by  Chief  Executive   Officer  pursuant  to  Rule
               13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer (Principal Accounting and Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1           Figures 1-6.
----------
*  Management contract or compensatory plan or arrangement.