Form 10-K/A
period 2008-09-30
CNS RESPONSE, INC.
filed 2009-01-28
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
AMENDMENT NO. 1 TO FORM 10-K
(mark one)

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(714) 545-3288
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes ☐    No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The following Items amend the Annual Report on Form 10-K filed by CNS Response, Inc. (the “Company”) on January 13, 2009 (the “Form 10-K”), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-K is hereby amended to insert those Items as set forth herein. Further, the Form 10-K discloses limitations of our current financial control systems. All statements made anywhere in this document including any amendments or exhibits are made within the limitation of this disclosure and are not mean to suggest otherwise. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-K.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of January 21, 2009.

Name	Age	Position
Leonard J. Brandt	52	Chairman of the Board, Chief Executive Officer and Secretary
George Carpenter	50	President
Daniel Hoffman	60	Chief Medical Officer
David B. Jones	65	Director
Jerome Vaccaro, M.D.	53	Director
Dr. Henry T. Harbin	62	Director

Leonard J. Brandt, Director, Chief Executive Officer, Secretary & Founder

Leonard Brandt became our Chairman of the Board, Chief Executive Officer and Secretary upon completion of our merger with CNS Response, Inc., a California corporation (or CNS California) on March 7, 2007.  Mr. Brandt is a founder of CNS California, and has served as its President and Chief Executive Officer, and as a member of its Board of Directors since its inception in 2000.  Mr. Brandt started his career with Norwest Venture Capital in 1980. In 1983 he became Vice President of Norwest Growth Fund and General Partner of Norwest Venture Partners, where he served until 1990. In this capacity he was primarily responsible for the firm’s investments in the healthcare industry, including several involving the behavioral health industry. In 1995 Mr. Brandt founded Time Segment Publishing, Inc and was its President until 1999. In 1999, Mr. Brandt co-founded Embro Vascular, LLC, a provider of technology for least-invasive harvesting of the saphenous vein for heart-bypass surgery. He also individually provided consulting to early stage ventures from 1993 until he co-founded Mill City Venture Consulting in 1998. Mill City Venture Consulting was initially an advisor to NuPharm, Inc., the predecessor of CNS California.  Mr. Brandt holds a Bachelor of Science degree from the College of Commerce at University of Illinois and a Masters of Business Administration from Harvard University.

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

Daniel Hoffman, Chief Medical Officer

Dr. Hoffman became our Chief Medical Officer on January 15, 2008, upon our acquisition of Neuro-Therapy Clinic, P.C, which at the time of the acquisition was our largest customer.  Dr. Hoffman is a Neuropsychiatrist with over 25 years experience treating general psychiatric conditions such as depression, bipolar disorder and anxiety. He provides the newest advances in diagnosing and treating attentional and learning problems in children and adults. Dr. Hoffman has authored over 40 professional articles, textbook chapters, poster presentations and letters to the editors on various aspects of neuropsychiatry, Quantitative EEG, LORETA, Referenced EEG, advances in medication management, national position papers and standards, Mild Traumatic Brain Injury, neurocognitive effects of Silicone Toxicity, sexual dysfunction and other various topics. Dr. Hoffman has given over 58 major presentations and seminars, including Grand Rounds at Universities and Hospitals, workshops and presentations at national society meeting (such as American Psychiatric Association and American Neuropsychiatric Association, national CME conferences, insurance companies, national professional associations, panel member discussant, and presenter of poster sessions. Dr Hoffman has a Bachelor of Science in Psychology from the University of Michigan, an MD from Wayne State University School of Medicine and conducted his Residency in Psychiatry at the University of Colorado Health Sciences Center. During the past five years, Dr. Hoffman has served as the President and CEO of Neuro-Therapy Clinic, P.C., a wholly-owned subsidiary of the company that is focused on discovering ways to integrate technology into the creation of better business practices.

David B. Jones, Director

David B. Jones has been a director of CNS California since August 2006, and became a director of the company upon completion of our merger with CNS California on March 7, 2007.  Mr. Jones currently serves as a partner of Sail Venture Partners, L.P., a position which he has held since 2003.  From 1998 to 2004, Mr. Jones served as Chairman and Chief Executive Officer of Dartron, Inc., a computer accessories manufacturer. From 1985 to 1997, Mr. Jones was a general partner of InterVen Partners, a venture capital firm with offices in Southern California and Portland, Oregon. From 1979 to 1985, Mr. Jones was President and Chief Executive Officer of First Interstate Capital, Inc., the venture capital affiliate of First Interstate Bancorp. Mr. Jones is a graduate of Dartmouth College and holds Masters of Business Administration and law degrees from the University of Southern California.

Jerome Vaccaro, M.D., Director

Jerome Vaccaro, M.D., joined the Board of Directors of CNS California in 2006 and became a director of the company upon completion of our merger with CNS California on March 7, 2007.  Dr. Vaccaro is President and Chief Operating Officer of APS Healthcare, Inc, (APS) a privately held specialty healthcare company.  Prior to his appointment as president of APS, Mr. Vaccaro served as Senior Vice President with United Health Group’s Specialized Care Services. He has served in a number of health care executive roles, most recently as Chief Executive Officer of United Behavioral Health, and before that as President and Chief Executive Officer of PacifiCare Behavioral Health (“PBH”). Dr. Vaccaro has also served as Medical Director of PBH (1996-2001), Chief Executive Officer of PacifiCare Dental and Vision (2002-2004), and Senior Vice President for the PacifiCare Specialty Health Division (2002-2004). Dr. Vaccaro has an extensive background in community mental health and public sector work, including editing the textbook, “Practicing Psychiatry in the Community,” which is hailed as the definitive community psychiatry text. Dr. Vaccaro completed medical school and a Psychiatry Residency at the Albert Einstein College of Medicine in New York City. After his training, Dr. Vaccaro served on the full-time faculty of the University of Hawaii (1985-1989) and UCLA (1989-1996) Departments of Psychiatry.

Henry T. Harbin, M.D., Director

Henry Harbin, M.D. joined our Board of Directors on October 17, 2007.  Dr. Harbin is a Psychiatrist with over 30 years of experience in the behavioral health field. He has held a number of senior positions in both public and private health care organizations. He worked for 10 years in the public mental health system in Maryland serving as Director of the state mental health authority for three of those years.  He has been CEO of two national behavioral healthcare companies - Greenspring Health Services and Magellan Health Services. At the time he was CEO of Magellan, it was the largest managed behavioral healthcare company managing the mental health and substance abuse benefits of approximately 70 million Americans including persons who were insured by private employers, Medicaid and Medicare. In 2002 and 2003, he served on the President's New Freedom Commission on Mental Health.  As a part of the Commission he was chair of the subcommittee for the Interface between Mental Health and General Medicine.  In 2005, he served as co-chair of the National Business Group on Health's work group that produced the Employer's Guide to Behavioral Health Services in December 2005. Since 2004, Dr. Harbin has been providing health care consulting services to a number of private and public organizations.

Board Composition and Committees

Our board of directors currently consists of four members: Leonard Brandt, David Jones, Jerome Vaccaro and Henry Harbin.  Except for Mr. Harbin, who was appointed by our Board of Directors to fill a vacancy created by an expansion in the size of our Board of Directors, each director was elected either at a meeting of shareholders or by written consent of the shareholders.  Each of our directors will serve until our next annual meeting or until his or her successor is duly elected and qualified.

We do not have a separately designated audit, compensation or nominating committee of our board of directors and the functions customarily delegated to these committees are performed by our full board of directors.  We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors. We have, however, determined that David Jones, Jerome Vaccaro and Henry Harbin are “independent” as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market.  We have also determined that David Jones qualifies as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC and that each of our other board members are able to read and understand fundamental financial statements and have substantial business experience that results in that member's financial sophistication. Accordingly, our board of directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethical Conduct

Our board of directors has adopted a Code of Ethical Conduct (the “Code of Conduct”) which constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. We require all employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our principal financial officer and other financial officers with respect to full and accurate reporting. The Code of Conduct is available on our website at www.cnsresponse.com and is also filed as an exhibit to this Annual Report on Form 10-K/A.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2008, all of our executive officers, directors and the holders of 10% or more of our common stock complied with all Section 16(a) filing requirements, except for Henry Harbin who did not timely file a Form 3 and a Form 4 to report one transaction, and Brad Luce, who did not timely file a Form 4 to report one transaction.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

As we do not have a designated compensation committee, our full Board of Directors oversees matters regarding executive compensation.  The Board is responsible for, among other functions: (1) reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers and evaluating the performance of such executive officers in light of these corporate goals and objectives; (2) administering our 2006 Stock Incentive Plan and other equity incentive plans that we may adopt from time to time; and (3) negotiating, reviewing and setting the annual salary, bonus, stock options and other benefits, direct and indirect, of the Chief Executive Officer, and other current and former executive officers. The Board also has the authority to select and/or retain outside counsel, compensation and benefits consultants, or any other consultants to provide independent advice and assistance in connection with the execution of its responsibilities. Our “named executive officers” for 2008 were as follows:

•	Leonard Brandt, Chief Executive Officer;
•	Horace Hertz, Chief Financial Officer (resigned as of August 31, 2008);
•	Brad Luce, Principal Financial Officer (resigned as of December 19, 2008);
•	Daniel Hoffman, Chief Medical Officer; and
•	George Carpenter, President.

Compensation Philosophy

Because we are a small company with a total of 17 full-time employees, we do not have a formal comprehensive executive compensation policy.  As we expand our operations, we intend to establish such policies to further our corporate objectives.  Generally, we compensate our executive officers with a compensation package that is designed to drive company performance to maximize shareholder value while meeting our needs and the needs of our executives. The following are objectives we consider:

•	Alignment - to align the interests of executives and shareholders through equity-based compensation awards;

•	Retention - to attract, retain and motivate highly qualified, high performing executives to lead our growth and success; and

•	Performance - to provide, when appropriate, compensation that is dependent upon the executive's achievements and the company’s performance.

In order to achieve the above objectives, our executive compensation philosophy is guided by the following principles:

•	Rewards under incentive plans are based upon our short-term and longer-term financial results and increasing shareholder value;

•
Executive pay is set at sufficiently competitive levels to attract, retain and motivate highly talented individuals who are necessary for us to strive to achieve our goals, objectives and overall financial success;

•	Compensation of an executive is based on such individual's role, responsibilities, performance and experience, taking into account the desired pay relationships within the executive team; and

•	Annual performance of our company and the executive are taken into account in determining annual bonuses with the goal of fostering a pay-for-performance culture.

Compensation Elements

We compensate our executives through a variety of components, which may include a base salary, annual performance based incentive bonuses, equity incentives, and benefits and perquisites, in order to provide our executives with a competitive overall compensation package. The mix and value of these components are impacted by a variety of factors, such as responsibility level, individual negotiations and performance and market practice. The purpose and key characteristics for each component are described below.

Base Salary

Base salary provides executives with a steady income stream and is based upon the executive's level of responsibility, experience, individual performance and contributions to our overall success, as well as negotiations between the company and such executive officer. Competitive base salaries, in conjunction with other pay components, enable us to attract and retain talented executives. The Board typically sets base salaries for our executives at levels that it deems to be competitive, with input from our Chief Executive Officer.

Annual Incentive Bonuses

Annual incentive bonuses are a variable performance-based component of compensation. The primary objective of an annual incentive bonus is to reward executives for achieving corporate and individual goals and to align a portion of total pay opportunities for executives to the attainment of our company's performance goals. Annual incentive awards, when provided, act as a means to recognize the contribution of our executive officers to our overall financial, operational and strategic success.

Equity Incentives

Equity incentives are intended to align executive and shareholder interests by linking a portion of executive pay to long-term shareholder value creation and financial success over a multi-year period. Equity incentives may also be provided to our executives to attract and enhance the retention of executives and to facilitate stock ownership by our executives. The Board considers individual and company performance when determining long-term incentive opportunities.

Health & Welfare Benefits

The executive officers participate in health and welfare, and paid time-off benefits which we believe are competitive in the marketplace. Health and welfare and paid time-off benefits help ensure that we have a productive and focused workforce.

Severance and Change of Control Arrangements

We do not have a formal plan for severance or separation pay for our employees, but we typically include a severance provision in the employment agreements of our executive officers that have written employment agreements with us.  Generally, such provisions are triggered in the event of involuntary termination of the executive without cause or in the event of a change in control.  Please see the description of our employment agreements with each of George Carpenter and Daniel Hoffman below for further information.

Other Benefits

In order to attract and retain highly qualified executives, we may provide our executive officers with automobile allowances, consistent with current market practices.

Accounting and Tax Considerations

We consider the accounting implications of all aspects of our executive compensation strategy and, so long as doing so does not conflict with our general performance objectives described above, we strive to achieve the most favorable accounting (and tax) treatment possible to the company and our executive officers.

Process for Setting Executive Compensation; Factors Considered

When making pay determinations for named executive officers, the Board considers a variety of factors including, among others: (1) actual company performance as compared to pre-established goals, (2) individual executive performance and expected contribution to our future success, (3) changes in economic conditions and the external marketplace, (4) prior year’s bonuses and long-term incentive awards, and (5) in the case of executive officers, other than Chief Executive Officer, the recommendation of our Chief Executive Officer. No specific weighing is assigned to these factors nor are particular targets set for any particular factor. Ultimately, the Board uses its judgment and discretion when determining how much to pay our executive officers and sets the pay for such executives by element (including cash versus non-cash compensation) and in the aggregate, at levels that it believes are competitive and necessary to attract and retain talented executives capable of achieving the Company's long-term objectives.

Summary Compensation Table

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ending September 30, 2008, 2007 and 2006 (i) as to each person serving as our principal executive officer (“PEO”) or acting in a similar capacity during our fiscal year ended September 30, 2008, (ii) as to each person serving as our principal financial officer (“PFO”) or acting in a similar capacity during our fiscal year ended September 30, 2008, and (iii) as to our two most highly compensated executive officers other than our PEO and PFO who were serving as executive officers at the end of our fiscal year ended September 30, 2008, whose compensation exceeded $100,000.  The people listed in the table below are referred to as our “named executive officers”.

Name and Principal Position	Fiscal Year Ended September 30,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Leonard Brandt (Chief Executive Officer, Principal Executive Officer, Director)(1)	2008	175,000	0	0	19,000(9)	194,000
	2007	175,000	0	1,025,600 (4)	18,000	1,218,600
	2006	175,000	10,000	196,500 (5)	59,700	441,200

Daniel Hoffman (Chief Medical Officer)	2008	108,100	0	0	39,200(10)	147,300

Horace Hertz (former Chief	2008	157,900	0	0	0	157,900
Financial Officer, former Principal Financial Officer)(2)	2007	143,750	0	515,400 (6)	0	659,150

Brad Luce (former Principal Financial Officer)(3)	2008	7,700	0	159,500 (7)	0	167,200

George Carpenter (President)	2008	180,000	0	680,700(8)	16,300(9)	877,000

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

(2)	Mr. Hertz resigned on August 31, 2008.

(3)	Mr. Luce resigned on December 19, 2008.

(4)
The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  grant date fair value of $1.09; dividend yield of 0; risk free interest rate of 4.72%; expected volatility of 91% and an expected life of 5 years.

(5)
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

(6)
The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  grant date fair value of $1.09; dividend yield of 0; risk free interest rate of 4.72%; expected volatility of 91% and an expected life of 5 years.  On August 31, 2008, upon the termination of his services to the company, options to purchase 352,757 shares of common stock held by Mr. Hertz were cancelled.

(7)
The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  grant date fair value of $0.59; dividend yield of 0; risk free interest rate of 3.41%; expected volatility of 211% and an expected life of 5 years.  On December 19, 2008, upon the termination of his services to the company, options to purchase 257,813 shares of common stock held by Mr. Luce were cancelled.

(8)
The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  grant date fair value of $0.80; dividend yield of 0; risk free interest rate of 4.60%; expected volatility of 105.87% and an expected life of 5 years.

(9)	Relates to healthcare insurance premiums paid on behalf of executive officers by the company.

(10)
Relates to healthcare insurance premiums of $15,300 and automobile expenses of $8,900 paid on behalf of Dr. Hoffman by the company, as well as $15,000 in consulting fees paid to Dr. Hoffman for services rendered to the company prior to his employment.

Grant of Plan Based Awards in the Fiscal Year Ending September 30, 2008

The following table provides information about equity awards granted to each named executive officer that received awards in our fiscal year ending September 30, 2008 under our 2006 Stock Incentive Plan, which is the only plan pursuant to which awards were granted in such fiscal year.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Option Awards ($)(1)
George Carpenter	10/01/2007	533,694(2)	$0.89	375,000
	10/01/2007	435,181(3)	$0.89	305,800

Brad Luce	09/17/2008	275,000(4)	$0.51	159,500

(1)	The grant date fair value is generally the amount the company would expense in its financial statements over the award’s service period, but does not include a reduction for forfeitures.

(2)
Options to purchase 112,359 shares of the company's common stock vested immediately on the date of grant. Options to purchase 112,356 shares of the company's common stock vest in equal monthly installments of 12,484 shares over 9 months commencing on April 30, 2008. Options to purchase 308,979 shares of the company's common stock vest in equal monthly installments of 9,363 shares over 33 months commencing on January 31, 2009.

(3)
Options to purchase 8,750 shares of the company's common stock vested immediately on the date of grant. Options to purchase 69,300 shares of the company's common stock vest in equal monthly installments of 7,700 shares over 9 months commencing on April 30, 2008. Options to purchase 346,272 shares of the company's common stock vest in equal monthly installments of 10,821 shares over 32 months commencing on January 31, 2009. The remaining options to purchase 10,859 shares vest on September 30, 2011.

(4)
The options were to vest in equal monthly installments of 5,729 shares over 47 months commencing on October 15, 2008, with the remaining options to purchase 5,737 shares of common stock vesting on November 15, 2012.  On December 19, 2008, Mr. Luce resigned from the company, and all unvested options were cancelled.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

As we desired to retain our cash to fund our growth, we did not pay any bonuses to our executive officers during our fiscal years ended September 30, 2008 and 2007.  The bonuses paid to our executive officers in fiscal year ended 2006 were determined by our Board of Directors, and were based on the performance of the executive officer and the company. As discussed, we do not have a formal plan for determining the compensation of our executive officers.  Instead, each named executive officer negotiates the terms of their employment with us, taking into account our compensation philosophy outlined above.  The following is a summary of each employment agreement that we have entered into with respect to our named executive officers, which summary includes, where applicable, a description of all payments the company is required to make to such named executive officers at, following or in connection with the resignation, retirement or other termination of such named executive officers, or a change in control of our company or a change in the responsibilities of such named executive officers following a change in control.

Employment Agreements

George Carpenter

On October 1, 2007, after our 2007 fiscal year end, we entered into an Employment Agreement (the “Employment Agreement”) with George Carpenter pursuant to which Mr. Carpenter serves as our President.  During the period of his employment, Mr. Carpenter will receive a base salary of no less than $180,000 per annum, which is subject to upward adjustment at the discretion of the Chief Executive Officer or our Board of Directors.  In addition, pursuant to the terms of the Employment Agreement, on October 1, 2007, Mr. Carpenter was granted an option to purchase 968,875 shares of our common stock at an exercise price of $0.89 per share pursuant to our 2006 Stock Incentive Plan, which vests pursuant to the terms earlier described.  In the event of a change of control transaction, a portion of Mr. Carpenter’s unvested options equal to the number of unvested options at the date of the corporate transaction times the ratio of the time elapsed between October 1, 2008 and the date of corporate transaction over the vesting period (48 months) will automatically accelerate, and become fully vested.  Mr. Carpenter will be entitled to four weeks vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we may offer our employees from time to time.

Mr. Carpenter's employment is on an "at-will" basis, and Mr. Carpenter may terminate his employment with us for any reason or for no reason. Similarly, we may terminate Mr. Carpenter's employment with or without cause.  If we terminate Mr. Carpenter's employment without cause or Mr. Carpenter involuntarily terminates his employment with us (an involuntary termination includes changes, without Mr. Carpenter’s consent or pursuant to a corporate transaction, in Mr. Carpenter’s title or responsibilities so that he is no longer the President of the company), Mr. Carpenter shall be eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum of $98,100 upon termination.  If Mr. Carpenter is terminated by us for cause, or if Mr. Carpenter voluntarily terminates his employment, he will not be entitled to any severance.

Daniel Hoffman

On January 11, 2008, we entered into an Employment Agreement with Daniel Hoffman pursuant to which Dr. Hoffman began serving as our Chief Medical Officer effective January 15, 2008. During the period of his employment, Dr. Hoffman will receive a base salary of $150,000 per annum, which is subject to upward adjustment. Dr. Hoffman will also have the opportunity to receive bonus compensation, if and when approved by our Board of Directors.  Dr. Hoffman's employment is on an "at-will" basis, and Dr. Hoffman may terminate his employment with us for any reason or for no reason. Similarly, we may terminate Dr. Hoffman's employment with or without cause. If we terminate Dr. Hoffman's employment without cause or Dr. Hoffman involuntarily terminates his employment with us (an involuntary termination includes changes, without Dr. Hoffman’s consent or pursuant to a corporate transaction, in Dr. Hoffman’s title or responsibilities so that he is no longer the Chief Medical Officer of the company), Dr. Hoffman will be eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum of $92,000 upon termination. If Dr. Hoffman is terminated by us for cause, or if Dr. Hoffman voluntarily terminates his employment, he will not be entitled to any severance. Dr. Hoffman will be entitled to four weeks vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we may offer our employees from time to time.

Prior to his employment, from October 1, 2007 to January 15, 2008 Dr. Hoffman earned $15,000 for consulting services rendered to the company.  In addition, as compensation for his services to us as a consultant, Dr. Hoffman was granted options to purchase an aggregate of 814,062 shares of our common stock at an exercise price of $1.09 on August 7, 2007. In accordance with the terms of his employment agreement, the terms of Dr. Hoffman's option grant were amended to provide that in the event of a change of control transaction, a portion of Dr. Hoffman's unvested options equal to the number of unvested options at the date of the corporate transaction times the ratio of the time elapsed between August 7, 2007 and the date of corporate transaction over the vesting period (42 months), will automatically accelerate, and become fully vested.

The Company has no other employment agreements with its executive officers.

2006 Stock Incentive Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the "2006 Plan"). On March 7, 2007, in connection with the closing of the merger transaction with CNS California, we assumed the CNS California stock option plan and all of the options granted under the plan at the same price and terms.  The following is a summary of the 2006 Plan, which we use to provide equity compensation to employees, directors and consultants to the company.

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

Outstanding Equity Awards at Fiscal Year-End 2008

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended September 30, 2008.  None of the named executive officers exercised options during the fiscal year ended September 30, 2008.

Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Leonard Brandt (1)	2,124,740 145,953 586,274	0 187,658 382,615	0.132 1.20 1.09	August 11, 2011 August 8, 2012 August 8, 2017
George Carpenter (2)	242,213	726,662	0.89	October 1, 2017
Daniel Hoffman(3)	305,276 119,013	419,786 0	1.09 0.12	August 8, 2017 August 11, 2016
Horace Hertz (4)	298,492	0	1.09	August 8, 2017
Brad Luce (5)	17,187	0	0.51	September 17, 2018

(1) On August 8, 2007, Mr. Brandt was granted options to purchase 1,302,500 shares of our common stock.  The options are exercisable at $1.20 per share as to 333,611 shares and $1.09 per share as to 968,889 shares.  The options to purchase 333,611 shares vest as follows:  options to purchase 83,403 shares vested on August 8, 2007, the date of grant;  options to purchase 243,250 shares vest in equal monthly amounts of 6,950 shares over 35 months commencing on January 31, 2008;  the remaining options to purchase 6,958 shares vest on December 31, 2010.  The options to purchase 968,889 shares vest as follows: options to purchase 269,357 shares vested on August 8, 2007, the date of grant; options to purchase 135,675 shares vest in equal monthly amounts of 27,135 shares over 5 months beginning on August 31 2007; options to purchase 543,726 shares vest in equal monthly amounts of 20,138 shares over 27 months beginning on January 31, 2008; the remaining options to purchase 20,131 shares vest on April 30, 2010.

(2) The vesting terms of Mr. Carpenter’s options are described above.

(3)  On August 8, 2007, Dr. Hoffman was granted options to purchase 814,062 shares of our common stock.  The options are exercisable at $1.09 per share and vest as follows:  options to purchase 203,516 shares vested on March 8, 2008; options to purchase 593,600 shares vest in equal monthly installments of 16,960 shares over 35 months commencing on April 30, 2008; the remaining options to purchase 16,946 shares vest on March 31, 2011.

On August 11, 2006, Dr. Hoffman was granted an option to purchase 119,013 shares of common stock, which are now fully exercisable at an exercise price of $0.12 per share.

(4) On August 8, 2007, Mr. Hertz was granted options to purchase 651,249 shares of our common stock.  The options are exercisable at $1.09 per share and vest as follows:  options to purchase 162,812 vested on October 15, 2007;  options to purchase 474,880 shares vest in equal monthly amounts of 13,568 over 35 months beginning November 30, 2007;  the remaining options to purchase 13,557 vest on October 15, 2010.  On August 31, 2008, Mr. Hertz resigned from the company, and his unvested options to purchase 352,757 shares of the company’s common stock were forfeited.

(5) Consists of options to purchase shares of common stock which vested prior to Mr. Luce’s resignation on December 19, 2008.

Director Compensation

During our fiscal year ended September 30, 2008, our non-employee directors did not receive compensation for their services on our board.  We do not pay management directors for board service in addition to their regular employee compensation.  The full Board of Directors has the primary responsibility for reviewing and considering any revisions to director compensation.  Going forward, we intend to compensate our non-employee directors for their service on our Board with a combination of cash payments and option grants.  As described below, Mr. Harbin received compensation for consulting services he provided to the company in our fiscal year ending September 30, 2008.

Non-Employee Director Compensation
Name	Fiscal Year Ended September 30,	All Other Compensation ($)	Total ($)
Jerome Vaccaro	2008	0	0

Henry Harbin	2008	69,000(1)	69,000

David Jones	2008	0	0

(1) As compensation for his prior services as a consultant to the company, on December 19, 2007, we granted Mr. Harbin options to purchase 20,000 shares of our common stock at an exercise price of $0.80 per share under our 2006 Stock Incentive Plan.  The options expire on December 19, 2017.  The options vest in equal installments of 5,000 shares on each of June 19, 2008, December 19, 2008, June 19, 2009, and December 19, 2009.  The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  grant date fair value of $0.80; dividend yield of 0; risk free interest rate of 4.0%; expected volatility of 115% and an expected life of 5 years.

On April 15, 2008, we entered into a consulting agreement with Mr. Harbin which expired on December 31, 2008.  Pursuant to the agreement, we paid Mr. Harbin a consulting fee of $24,000 in cash and granted Mr. Harbin options to purchase 56,000 shares of our common stock at an exercise price of $0.96 per share under our 2006 Stock Incentive Plan.  The options expire on April 15, 2018.  Option to purchase 14,000 shares vested on the grant date, options to purchase 37,328 shares vested in eight equal monthly installments of 4,666 options commencing on April 30, 2008, and the remaining options to purchase 4,672 shares vested on December 31, 2008.  The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  grant date fair value of $0.96; dividend yield of 0; risk free interest rate of 3.78%; expected volatility of 172% and an expected life of 5 years.

Compensation Committee Interlocks and Insider Participation

As described earlier, we do not have a separately designated compensation committee of our board of directors and the functions customarily delegated to this committee is performed by our full board of directors.  During our fiscal year ending September 30, 2008, Leonard Brandt, our Chief Executive Officer participated in deliberations of the board of directors concerning executive officer compensation.  No current executive officer of the Company has served as a member of the board of directors or compensation committee of any entity for which a member of our Board of Directors has served as an executive officer.

Compensation Committee Report

As we do not have a separately designated compensation committee, our Board of Directors is responsible for administering the Company's stock option and executive incentive compensation plans.  The Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis included in this report. Based on the review and discussion with management, the Board of Directors concluded that the Compensation Discussion and Analysis should be included in the Company's Annual Report on Form 10-K.

MEMBERS OF THE BOARD
Leonard Brandt
David Jones
Henry Harbin
Jerome Vaccaro

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of our common stock as of January 15, 2009 by each of our named executive officers, each of our directors, all of our directors and executive officers as a group, and each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options from the Company that are currently exercisable or exercisable within 60 days of January 15, 2009 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 25,299,547 shares of our common stock outstanding on January 15, 2009. Unless otherwise indicated, the address of each of the named executive officers, directors, director nominees and 5% or more stockholders named below is c/o CNS Response, Inc., 2755 Bristol St., Suite 285, Costa Mesa, CA 92626.

	Number of Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage of Shares Outstanding

Named Executive Officers and Directors:
Leonard Brandt (1) Director, Chief Executive Officer and Secretary	9,431,032	31.9%
David B. Jones(2) Director	4,338,521	16.4%
Dr. Jerome Vaccaro Director (3)	20,000	*
Dr. Henry Harbin Director (4)	100,834	*
Daniel Hoffman Chief Medical Officer (5)	636,594	2.5%
George Carpenter President (6)	363,317	1.4%
Horace Hertz (7)	298,492	1.2%
Brad Luce (8)	17,187	*
Executive Officers and Directors as a group (8 persons) (9)	15,205,977	47.3%

5% Stockholders:
Sail Venture Partners LP (2) ..	4,338,521	16.4%
W. Hamlin Emory (10)	1,317,099	5.1%
Heartland Advisors, Inc. (11)	2,340,000	9.1%
EAC Investment Limited Partnership (12)	1,766,279	6.8%
LMA SPC for and on behalf of Map 2 Segregated Portfolio; Partner Healthcare Offshore Fund, Ltd.; Partner Healthcare Fund, L.P. (13)	1,625,000	6.3%
Brian MacDonald (14)	2,208,908	8.4%

*	Less than 1%

(1)
Consists of (a) 5,138,991 shares of common stock (including 540,000 shares owned by Mr. Brandt's children), and 4,292,041 shares of common stock issuable upon the exercise of vested and exercisable options and warrants held by Mr. Brandt.

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

(3)	Consists of options to acquire 20,000 shares of common stock issuable upon the exercise of vested and exercisable options.

(4)
Consists of (a) 8,333 shares of common stock, (b) 2,501 shares of common stock issuable upon the exercise of warrants to purchase common stock and (c) options to acquire 90,000 shares of common stock issuable upon the exercise of vested and exercisable options.

(5)
Consists of (a) 98,044 shares of common stock (b) options to acquire 526,049 shares of common stock issuable upon the exercise of vested and exercisable options, and (c) warrants to acquire 12,501 shares of common stock.

(6)	Consists of options to acquire 363,317 shares of common stock issuable upon the exercise of vested and exercisable options.

(7)	Consists of options to acquire 298,492 shares of common stock issuable upon the exercise of vested and exercisable options.

(8)	Consists of options to acquire 17,187 shares of common stock issuable upon the exercise of vested and exercisable options.

(9)	Consists of 8,354,774 shares of common stock and 6,851,203 shares of common stock issuable upon the exercise of vested and exercisable options and warrants.

(10)
Consists of 1,015,334 shares of common stock, 4,233 shares of common stock issuable upon the exercise of warrants to purchase common stock and 297,532 shares of common stock issuable upon the exercise of vested and exercisable options to purchase common stock.  The address of Mr. Emory is 9663 Santa Monica Blvd., Suite 221, Beverly Hills, CA 90210.

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

(14)
Consists of 1,242,375 shares of common stock and 966,533 shares of common stock issuable upon the exercise of vested and exercisable options to purchase common stock.  The address of Brian MacDonald is 4007 Beard Ave. South, Minneapolis, MN 55410.

Changes in Control

We do not have any arrangements which may at a subsequent date result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)

Equity compensation plans approved by security holders	8,964,567	$0.73	498,739

Equity compensation plans not approved by security holders	0	$0	0

Total	8,964,567	$0.73	498,739

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Except as follows, since September 30, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we are or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

•	in which any director, executive officer, other stockholders of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transaction with Henry Harbin

Since June 2007, Dr. Harbin has acted as a strategic advisor to the company, and has advised us on our marketing initiatives. As compensation for his services as an advisor, (i) on August 8, 2007, we granted Dr. Harbin a non-qualified option to purchase 24,000 shares of our common stock at an exercise price of $1.09 per share, with options to purchase 6,000 shares vesting on the date of grant, and the remaining 18,000 shares vesting in equal installments of 2,000 shares on each monthly anniversary of the grant date for a period of nine months; and (ii) on April 15, 2008, we entered into a consulting agreement which expired on December 31, 2008 pursuant to which Dr. Harbin was paid an aggregate of $24,000 and was granted options to purchase 56,000 shares of our common stock at an exercise price of $0.96 per share, with options to purchase 14,000 shares vesting on the date of grant, options to purchase 37,328 shares vesting in eight equal monthly installments of 4,666 options commencing on April 30, 2008, and the remaining options to purchase 4,672 shares vesting on December 31, 2008.

Transactions with Daniel Hoffman

On January 11, 2008, we, through our wholly owned subsidiary, Colorado CNS Response, Inc. and pursuant to the terms of a Stock Purchase Agreement, acquired all of the outstanding common stock of Neuro-Therapy Clinic, PC, a Colorado professional medical corporation wholly owned by Dr. Hoffman ("NTC") in exchange for a non-interest bearing note of $300,000 payable in equal monthly installments over 36 months.  At the time of the transaction, NTC was our largest customer.  Upon the completion of the acquisition, Dr. Hoffman was appointed our Chief Medical Officer.  The Stock Purchase Agreement provides that upon the occurrence of certain events, as defined in the purchase agreement, Dr. Hoffman has a repurchase option for a period of three years subsequent to the closing, as well as certain rights of first refusal, in relation to the assets and liabilities we acquired.

Prior to his employment with us, Dr. Hoffman participated in our private placement transaction which closed on May 16, 2007. In the private placement, we received gross proceeds of approximately $7.8 million from institutional investors and other high net worth individuals, including $50,000 from Dr. Hoffman. In exchange for his investment, Dr. Hoffman was issued 41,667 shares of our common stock, and a fully-vested five year non-callable warrant to purchase 12,501 shares of our common stock at an exercise price of $1.80 per share.

In addition, Dr. Hoffman has acted as a consultant to the corporation on various matters since 2003. Prior to August of 2006, Dr. Hoffman was compensated for his services through the issuance of options to purchase an aggregate of 119,013 shares of our common stock at $0.12 per share, and through the issuance of 56,377 shares of our common stock. Subsequent to August of 2006, Dr. Hoffman has received cash payments in consideration for his services to us, as well as an option to purchase 814,062 shares of our common stock.

ITEM 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Cacciamatta Accountancy Corporation for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were $102,500 and $137,000, respectively.

Audit-Related Fees

Cacciamatta Accountancy Corporation billed us an aggregate of approximately $0 and $0 in fees for assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2008 and September 30, 2007, respectively.

Tax Fees

The aggregate fees to be billed by Cacciamatta Accountancy Corporation for professional services rendered for tax compliance, tax advice, and tax planning during our fiscal years ending September 30, 2008 and September 30, 2007 were $0 and $0, respectively.

All Other Fees

None.

Audit Committee Policies and Procedures

Our Audit Committee, which consists of our entire Board of Directors, is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. During each of the fiscal years ended September 30, 2008 and September 30, 2007, respectively, our Board of Directors pre-approved 100% of the services described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS RESPONSE, INC.

By:	/s/ Leonard J. Brandt
Leonard J. Brandt
Chief Executive Officer
(Principal Executive Officer)

Date: January 28, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard J. Brandt
Leonard J. Brandt	Chief Executive Officer, Chairman of the Board, Secretary (Principal Executive, Financial and Accounting Officer)	January 28, 2009

/s/ David B. Jones
David B. Jones	Director	January 28, 2009

Jerome Vaccaro, M.D.	Director

*
Henry T. Harbin, M. D.	Director	January 28, 2009

*	By:	/s/ Leonard J. Brandt
Leonard J. Brandt
Attorney-in-Fact

EXHIBIT INDEX
Exhibit Number	Exhibit Title

2.1
Agreement and Plan of Merger between Strativation, Inc., CNS Merger Corporation and CNS Response, Inc. dated as of January 16, 2007.  Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on January 22, 2007.

2.2
Amendment No. 1 to Agreement and Plan of Merger by and among Strativation, Inc., CNS Merger Corporation, and CNS Response, Inc. dated as of February 28, 2007.  Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 1, 2007.

3.1.1	Certificate of Incorporation, dated March 17, 1987. Incorporated by reference to Exhibit No. 3(i) to the Registrant’s Form 10-SB (File No. 000-26285) filed with the Commission on June 7, 1999.
3.1.2
Certificate of Amendment of Certificate of Incorporation, dated June 1, 2004. Incorporated by reference to Exhibit 16 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on June 8, 2004.

3.1.3
Certificate of Amendment of Certificate of Incorporation, dated August 2, 2004. Incorporated by reference to Exhibit 16 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on August 5, 2004.

3.1.4
Certificate of Amendment of Certificate of Incorporation, dated September 7, 2005.  Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-150398) filed with the Commission on April 23, 2008.

3.1.5
Certificate of Ownership and Merger Merging CNS Response, Inc., a Delaware corporation, with and into Strativation, Inc., a Delaware corporation, dated March 7, 2007.  Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.

3.2	Bylaws. Incorporated by reference to Exhibit No. 3(ii) to the Registrant’s Form 10-SB (File No. 000-26285) filed with the Commission on June 7, 1999.
4.1	2006 CNS Response, Inc. Option Plan. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 10-QSB (File No. 000-26285) filed with the Commission on May 15, 2007.*
4.2
Form of Warrant issued to Investors in Private Placement.  Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.

10.1
Amended and Restated Shares for Debt Agreement, dated January 16, 2007 by and between the Registrant and Richardson & Patel LLP 2007.  Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on January 16, 2007.

10.2
Amended and Restated Registration Rights Agreement, dated January 16, 2007 by and among the Registrant and the stockholders signatory thereto.  Incorporated by reference to Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on January 16, 2007.

10.3
Form of Subscription Agreement between the Registrant and certain investors, dated March 7, 2007.  Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.

10.4
Form of Indemnification Agreement by and among the Registrant, CNS Response, Inc., a California corporation, and certain individuals, dated March 7, 2007.  Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.

10.5
Form of Registration Rights Agreement by and among the Registrant and certain Investors signatory thereto dated March 7, 2007.  Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.

10.6
Form of Registration Rights Agreement by and among the Registrant and certain stockholders of the Company signatory thereto dated March 7, 2007.  Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.

10.7
Employment Agreement by and between the Registrant and George Carpenter dated October 1, 2007.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on October 3, 2007.*

10.8
Employment Agreement by and between the Registrant and Daniel Hoffman dated January 11, 2008. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on January 17, 2008.*

10.9
Stock Purchase Agreement by and among Colorado CNS Response, Inc., Neuro-Therapy, P.C. and Daniel A. Hoffman, M.D. dated January 11, 2008.  Incorporated by reference to the Registrant’s Annual report on Form 10-K filed with the Commission on January 13, 2009.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB/A (File No. 000-26285) filed with the Commission on January 24, 2008.
21.1	Subsidiaries of the Registrant. Incorporated by reference to the Registrant’s Annual report on Form 10-K filed with the Commission on January 13, 2009.
23.1	Consent of Independent Registered Public Accounting Firm. Incorporated by reference to the Registrant’s Annual report on Form 10-K filed with the Commission on January 13, 2009.
24.1	Power of Attorney (included as part of the Signature Page of the form 10-K).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer (Principal Accounting and Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Management contract or compensatory plan or arrangement.