Form 10-Q
period 2008-12-31
CNS RESPONSE, INC.
filed 2009-02-17
CIK 822370

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2008

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to ______________.

                         Commission file number 0-26285

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

                                 (714) 545-3288
              (Registrant's telephone number, including area code)

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

         As of February 12, 2009, the issuer had 25,299,547 shares of common stock, par value $.001 per share, issued and outstanding.


================================================================================

                               CNS RESPONSE, INC.

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I      FINANCIAL INFORMATION..............................................3

Item 1.     Financial Statements...............................................3

            Unaudited Condensed Consolidated Statements of Operations
            for the three months ended December 31, 2008 and 2007..............3

            Condensed Consolidated Balance Sheets as of December 31, 2008
            (unaudited) and September 30, 2008.................................4

            Unaudited Condensed Consolidated Statements of Cash Flows
            for the three months ended December 31, 2008 and 2007..............5

            Unaudited Condensed Consolidated Statements of Stockholders'
            Equity (Deficit) for the three months ended December 31,
            2008 and 2007......................................................6

            Notes to Unaudited Condensed Consolidated Financial Statements.....7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................14

Item 3.     Quantitative And Qualitative Disclosures About Market Risk........22

Item 4.     Controls and Procedures...........................................22

PART II     OTHER INFORMATION.................................................24

Item 1A.    Risk Factors......................................................24

Item 6.     Exhibits..........................................................24

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
                               CNS RESPONSE, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   FOR THE THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                     2008              2007
                                                 ------------      ------------
REVENUES
  Laboratory Information Services                $     28,400      $     58,700
  Clinical Services                                   143,200              --
                                                 ------------      ------------

                                                      171,600            58,700
                                                 ------------      ------------

OPERATING EXPENSES
  Cost of laboratory services revenues                 33,500            37,900
  Research and development                            682,400           372,500
  Sales and marketing                                 263,200            38,700
  General and administrative                          625,500           671,600
                                                 ------------      ------------

    Total operating expenses                        1,604,600         1,120,700
                                                 ------------      ------------

OPERATING LOSS                                     (1,433,000)       (1,062,000)
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
  Interest income (expense), net                        1,100            54,000
                                                 ------------      ------------

    Total other income                                  1,100            54,000
                                                 ------------      ------------

LOSS BEFORE PROVISION FOR INCOME TAXES             (1,431,900)       (1,008,000)
Income taxes                                             --                 800
                                                 ------------      ------------

NET LOSS                                         $ (1,431,900)     $ (1,008,800)
                                                 ============      ============

NET LOSS PER SHARE:
  Basic                                          $      (0.06)     $      (0.04)
  Diluted                                        $      (0.06)     $      (0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                            25,299,547        25,299,547
  Diluted                                          25,299,547        25,299,547


     See accompanying Notes to Condensed Consolidated Financial Statements.

                               CNS RESPONSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,    SEPTEMBER 30,
                                                                       2008            2008
                                                                   ------------    ------------
                                                                   (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                             $  1,021,600    $  1,997,000
  Accounts receivable (net of  allowance for doubtful accounts of $17,200 (unaudited) as of December 31, 2008 and $ 17,200
  as of September 30, 2008)                                              89,300          98,200
  Prepaid and other                                                     125,500         189,400
                                                                   ------------    ------------
    Total current assets                                              1,236,400       2,284,600

Other assets                                                             26,400          28,700
Goodwill                                                                320,200         320,200

                                                                   ------------    ------------
  TOTAL ASSETS                                                     $  1,583,000    $  2,633,500
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts  payable (including amounts due to related parties of
  $6,800 (unaudited) as of December 31, 2008 and $6,800 as of
  September 30, 2008)                                              $    285,100    $    335,700
  Accrued liabilities                                                   228,200         207,500
  Deferred compensation (including  $ 107,000 (unaudited) and
  $107,000 to related parties as of December 31,  2008 and
  September 30, 2008 respectively)                                      239,800         264,900
  Accrued patient costs                                                 628,800         397,500
  Accrued consulting fees                                                65,000          67,600
  Accrued interest                                                       44,300          42,600
  Convertible promissory notes                                           50,000          50,000
  Current portion of long-term debt                                      90,400          88,500
                                                                   ------------    ------------
    Total current liabilities                                         1,631,600       1,454,300

LONG -TERM LIABILITIES
   Note payable to officer                                               95,800         118,600
   Capital lease                                                          7,100           7,700
                                                                   ------------    ------------
    Total long term liabilities                                         102,900         126,300

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
  Common stock, $0.001 par value; authorized, 750,000,000
  shares, issued  and outstanding, 25,299,547 shares as of
  December 31, 2008 and September 30, 2008                               25,300          25,300
  Additional paid-in capital                                         17,928,800      17,701,300
  Accumulated deficit                                               (18,105,600)    (16,673,700)
                                                                   ------------    ------------
    Total stockholders' equity (deficit)                               (151,500)      1,052,900

                                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  1,583,000    $  2,633,500
                                                                   ============    ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                               CNS RESPONSE, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR THE THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                        2008            2007
                                                    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $ (1,431,900)   $ (1,008,800)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and Amortization                         2,300          26,700
    Stock-based compensation                            227,500         417,300

 Changes in operating assets and liabilities:
    Accounts receivable                                   8,900           4,200
    Prepaids and other current assets                    63,900         (26,200)
    Accounts payable                                    (50,600)        (43,800)
    Accrued liabilities                                  22,400           1,500
    Deferred compensation                               (25,100)           (200)
    Accrued consulting fees                              (2,600)        (18,000)
    Accrued patient costs                               231,300            --
                                                   ------------    ------------
Net cash used in operating activities                  (953,900)       (647,300)

CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in other assets                               --           (20,400)
                                                   ------------    ------------
Net cash used in investing activities                      --           (20,400)

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of note                                   (21,000)           --
    Prepayment of lease                                    (500)           --
                                                   ------------    ------------
Net cash used in financing activities                   (21,500)           --
                                                   ------------    ------------
Net decrease in cash                                   (975,400)       (667,700)
Cash, beginning of period                             1,997,000       5,790,100
                                                   ------------    ------------
Cash, end of period                                $  1,021,600    $  5,122,400
                                                   ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest                                      $      6,000    $       --
                                                   ============    ============
     Income taxes                                  $       --      $        800
                                                   ============    ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                               CNS RESPONSE, INC.
  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                       ADDITIONAL
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008                   COMMON STOCK              PAID-IN      ACCUMULATED
                                                           SHARES         AMOUNT         CAPITAL        DEFICIT          TOTAL
                                                        ------------   ------------   ------------   ------------    ------------
BALANCE - September 30, 2008                              25,299,247   $     25,300   $ 17,701,300   $(16,673,700)   $  1,052,900
Stock- based compensation                                       --             --          227,500           --           227,500
Net loss for the three months ended December 31, 2008           --             --             --       (1,431,900)     (1,431,900)
                                                        ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2008                              25,299,247   $     25,300   $ 17,928,800   $(18,105,600)   $   (151,500)
                                                        ============   ============   ============   ============    ============



                                                                                       ADDITIONAL
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007                   COMMON STOCK              PAID-IN      ACCUMULATED
                                                           SHARES         AMOUNT         CAPITAL        DEFICIT          TOTAL
                                                        ------------   ------------   ------------   ------------    ------------
BALANCE - September 30, 2007                              25,299,247   $     25,300   $ 16,630,000   $(11,302,200)   $  5,353,100
Stock- based compensation                                       --             --          417,300           --           417,300
Net loss for the three months ended December 31, 2007           --             --             --       (1,008,800)     (1,008,800)
                                                        ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2007                              25,299,247   $     25,300   $ 17,047,300   $(12,311,000)   $  4,761,600
                                                        ============   ============   ============   ============    ============



     See accompanying Notes to Condensed Consolidated Financial Statements.

                               CNS RESPONSE, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ORGANIZATION AND NATURE OF OPERATIONS

         CNS Response, Inc. (the "Company") was incorporated as Strativation, Inc. in Delaware on July 10, 1984. In connection with a merger on March 7, 2007 with CNS Response, Inc., a California corporation, the Company changed its name to its current name and commenced its current operations. The Company utilizes a patented system that guides psychiatrists and other physicians to determine a proper treatment for patients with mental, behavioral and/or addictive disorders. The Company also intends to guide pharmaceutical developers in the development of new and approved pharmaceuticals.

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

         To date, the Company has financed its cash requirements primarily from debt and equity financings. It will be necessary for the Company to raise additional funds in order to continue to conduct its business. The Company's liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the ability to expand and retain its customer base, its ability to execute its current business plan and other factors. The Company is currently exploring additional sources of capital but there can be no assurances that any financing arrangement will be available in amounts and terms acceptable to the Company.

BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of CNS Response, Inc. ("CNS," "we," "us," "our" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries CNS California and NTC. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of December 31, 2008 and our operating results, cash flows, and changes in stockholders' equity for the interim periods presented. The September 30, 2008 balance sheet was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements and the related notes should be read in conjunction with our financial statements and notes for the year ended September 30, 2008 which are included in our current report on Form 10-K, filed with the Securities and Exchange Commission on January 13, 2009.

                               CNS RESPONSE, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

         The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2009.


2.       CONVERTIBLE PROMISSORY NOTES

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

         In October 2006, CNS California and the note holders of certain convertible promissory notes converted notes with an aggregate outstanding balance of $3,061,700 and related accrued and unpaid interest of $1,005,300 at September 30, 2006 into 5,993,515 shares of CNS California Series A Preferred Stock. In addition, the exercise price of warrants to purchase 1,062,116 shares of the CNS California common stock issued to such note holders was changed to $0.59 per share. Upon CNS California's merger with the Company, the preferred shares were converted into 5,993,515 shares of the Company's common stock and the warrants were converted into warrants to purchase 1,062,116 shares of the Company's common stock at $0.59 per share. The consolidated financial statements of the Company presented reflect the issuance of these shares as common stock.

         As of September 30, 2008 and December 31, 2008, one note with a principal balance of $50,000 was outstanding.


3.       STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

         As of December 31, 2008 the Company is authorized to issue 750,000,000 shares of common stock.

         As of December 31, 2008, CNS California is authorized to issue 100,000,000 shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

                               CNS RESPONSE, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         As of December 31, 2008, Colorado CNS Response, Inc. is authorized to issue 1,000,000 shares of common stock.

         As of December 31, 2008, Neuro-Therapy Clinic, P.C., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue ten thousand (10,000) shares of common stock, no par value per share.

STOCK-OPTION PLAN

         On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the board of directors. A total of 10 million shares of stock are reserved for issuance under the 2006 Plan. As of December 31, 2008, there were 8,730,754 options and 183,937 restricted shares outstanding under the 2006 Plan and 1,085,309 shares available for issuance of awards.

         The 2006 Plan provides that in any calendar year, no eligible employee or director shall be granted an award to purchase more than 3 million shares of stock. The option price for each share of stock subject to an option shall be
(i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO; provided, however, if the option is an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO shall be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term is five years from the date of grant. ISOs may be granted only to eligible employees. The Company has adopted SFAS No. 123R (revised 2004), "Share-Based Payment", and related interpretations. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The Company estimates the fair value of each option on the grant date using the Black-Scholes model. The following assumptions were made in estimating the fair value of options granted during the 3 months ended December 31, 2008: no dividends, risk free rate of 3.77%, volatility of 211% and expected life of 5 years.

         The expense is recognized over the employees' or service provider's requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three months ended December 31, 2008 and 2007 is as follows:

                                                          FOR THE THREE MONTHS
                                                           ENDED DECEMBER 31,
                                                           2008          2007
                                                        ----------    ----------

Operations .........................................    $    4,000    $    4,000
Research and development ...........................        65,200        75,500
Sales and marketing ................................        41,800          --
General and administrative .........................       116,500       337,800
                                                        ----------    ----------
         Total .....................................    $  227,500    $  417,300
                                                        ==========    ==========


         Total unrecognized compensation as of December 31, 2008 amounted to $1,730,900

                               CNS RESPONSE, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         A summary of stock option activity is as follows:

                                                                WEIGHTED AVERAGE
                                            NUMBER OF SHARES     EXERCISE PRICE
                                            ----------------    ----------------

Outstanding at September 30, 2008 .......          8,964,567    $           0.60
     Granted ............................             24,000    $           0.51
     Exercised ..........................               --                  --
     Forfeited ..........................           (257,813)   $           0.51
Outstanding at December 31, 2008 ........          8,730,754    $           0.61


Weighted average fair value of options
  granted during:
     3 months ended December 31, 2008 ...                       $           0.50



         Following is a summary of the status of options outstanding at December 31, 2008:

                                            WEIGHTED AVERAGE    WEIGHTED AVERAGE
EXERCISE PRICE      NUMBER OF SHARES        CONTRACTUAL LIFE     EXERCISE PRICE
     $0.12                  859,270             10 years                   $0.12
    $0.132                3,112,545              7 years                  $0.132
     $0.30                  135,700             10 years                   $0.30
     $0.59                   28,588             10 years                   $0.59
     $0.80                  140,000             10 years                   $0.80
     $0.89                  968,875             10 years                   $0.89
     $0.96                  496,746             10 years                   $0.96
     $1.09                2,614,232             10 years                   $1.09
     $1.20                  333,611              5 years                   $1.20
     $0.51                   41,187             10 Years                   $0.51
                    ================                            ================
     Total                8,730,754                                        $0.60
                    ================                            ================


WARRANTS TO PURCHASE COMMON STOCK

         At September 30, 2008, there were warrants outstanding to purchase 6,899,353 shares of the Company's common stock at exercise prices ranging from $0.01 to $1.812 with a weighted average exercise price of $1.04. The warrants expire at various times through 2017. No warrants were issued or exercised during the quarter ended December 31, 2008. Accordingly, all warrants are outstanding at December 31, 2008.


4.       LONG-TERM DEBT

         During the year ended September 30, 2008 the Company issued a note payable to an officer in connection with the acquisition of NTC. The note is non-interest bearing and the Company determined its fair value by imputing interest at an annual rate of 8%. As of September 30, 2008 and December 31 2008 the note has an outstanding principal balance in the amount of $205,300 and 184,300 respectively.

                               CNS RESPONSE, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.       REPORTABLE SEGMENTS

         The Company operates in two business segments: Laboratory Information Services and clinic. Laboratory Information Services provide reports ("rEEG Reports") that assist physicians with treatment strategies for patients with behavioral (psychiatric and/or addictive) disorders based on the patient's own physiology. Clinic operates NTC, a full service psychiatric practice.

         The following tables show operating results for the Company's reportable segments, along with reconciliation from segment gross profit to
(loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:


                                           THREE MONTHS ENDED DECEMBER 31, 2008
                                LABORATORY
                                INFORMATION
                                 SERVICES         CLINIC       ELIMINATIONS        TOTAL
                               ------------    ------------    ------------    ------------
Revenues ...................   $     32,200    $    149,600    $    (10,200)   $    171,600

Operating expenses:
  Cost of revenues .........         33,500           3,800          (3,800)         33,500
  Research and development .        682,400            --              --           682,400
  Sales and marketing ......        260,600           2,600            --           263,200
  General and administrative        481,300         150,600          (6,400)        625,500
                               ------------    ------------    ------------    ------------
  Total operating expenses .   $  1,457,800    $    157,000    $    (10,200)   $  1,604,600
                               ------------    ------------    ------------    ------------

Loss from operations .......   $ (1,425,600)   $     (7,400)   $          0    $ (1,433,000)
                               ============    ============    ============    ============


The following table includes selected segment financial information as of December 31, 2008, related to goodwill and total assets:

                                   Laboratory
                                  Information
                                    Services           Clinic            Total
                                   ----------        ----------       ----------

Goodwill ..................        $  320,200        $     --         $  320,200
                                   ==========        ==========       ==========

Total assets ..............        $1,527,800        $   55,200       $1,583,000
                                   ==========        ==========       ==========


6.       EARNINGS PER SHARE

         In accordance with SFAS 128, "Computation of Earnings Per Share," basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the three months ended December 31, 2008 and 2007, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

                               CNS RESPONSE, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months ended December 31, 2008 and 2007 is as follows:

                                                                2008               2007
                                                          ---------------    ---------------
Net loss for computation of basic net loss per share ..   $    (1,431,900)   $    (1,008,000)
                                                          ---------------    ---------------
Net loss for computation of dilutive net loss per share   $    (1,431,900)   $    (1,008,000)
                                                          ===============    ===============

Basic net loss per share ..............................   $         (0.06)   $         (0.04)
                                                          ===============    ===============

Diluted net loss per share ............................   $         (0.06)   $         (0.04)
                                                          ===============    ===============

Basic weighted average shares outstanding .............        25,299,547         25,299,547
Dilutive common equivalent shares .....................              --                 --
                                                          ---------------    ---------------
Diluted weighted average common shares ................        25,299,547         25,299,547
                                                          ===============    ===============

Anti-dilutive common equivalent shares not included in
    the computation of dilutive net loss per share:
        Convertible debt ..............................         4,995,000          4,995,000
        Warrants ......................................         6,899,353          6,899,353
        Options .......................................         8,941,598          8,545,578


7.       COMMITMENTS AND CONTINGENT LIABILITIES

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

         The Company leases space for its Clinical Services operations under an operating lease. The base rental as of December 2008 is $5,726 per month. This increases to $6,021 per month in March 2009 through to the termination of the lease on February 28, 2010.

                               CNS RESPONSE, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

FUTURE MINIMUM LEASE PAYMENT AND DEBT MATURITIES

         At December 31, 2008, the estimated future minimum lease payment under non-cancelable operating and capital leases and debt maturities were as follows:

                                      OPERATING     CAPITAL       DEBT
YEAR ENDING DECEMBER 31,                LEASES       LEASE     MATURITIES      TOTAL
                                      ---------    ---------    ---------    ---------
2009 ..............................      89,700        2,600      100,000      192,300
2010 ..............................      12,000        2,600      100,000      114,600
2011 ..............................        --          2,600         --          2,600
2012 ..............................        --          2,600         --          2,600
2013 ..............................        --            400         --            400
                                      ---------    ---------    ---------    ---------
  Total ...........................   $ 101,700    $  10,800    $ 200,000    $ 312,500
Less interest .....................      (4,400)      (1,800)     (15,700)     (21,900)
                                      ---------    ---------    ---------    ---------
Net present value .................      97,300        9,000      184,300      290,600
Less current portion ..............     (89,700)      (1,900)     (88,500)    (180,100)
                                      ---------    ---------    ---------    ---------
Long-term debt and lease obligation   $   7,600    $   7,100    $  95,800    $ 110,500
                                      =========    =========    =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE INFORMATION CONTAINED IN THIS FORM 10-Q IS INTENDED TO UPDATE THE INFORMATION CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND PRESUMES THAT READERS HAVE ACCESS TO, AND WILL HAVE READ, THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" AND OTHER INFORMATION CONTAINED IN SUCH FORM 10-K. THE FOLLOWING DISCUSSION AND ANALYSIS ALSO SHOULD BE READ TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS FORM 10-Q.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONDENSED CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF CNS RESPONSE, INC. FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS REFERRED TO BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

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

         LABORATORY INFORMATION SERVICES

         In connection with our Laboratory Information Services business, we have developed an extensive proprietary database (the "CNS Database") consisting of over 13,000 clinical outcomes across over 2,000 patients who had psychiatric or addictive problems. For each patient, we have compiled electroencephalographic ("EEG") scans, symptoms, course of treatment and outcomes often across multiple treatments from multiple psychiatrists and physicians. Using the CNS Database, our technology compares a patient's EEG scan to the outcomes in the CNS Database and ranks treatment options based on treatment success of patients having similar neurophysiology. Trademarked as Referenced-EEG(R) ("rEEG(R)"), this patented technology allows us to create and provide simple reports ("rEEG Reports") that specifically guide physicians to treatment strategies based on the patient's own physiology.

         Our business is focused on increasing the demand for our rEEG services. We believe the key factors that will drive broader adoption of rEEG will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our technology, reimbursement by third-party payers, expansion of our sales force and increased marketing efforts.

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

         BUSINESS OPERATIONS

         Since our inception, we have generated significant net losses. As of December 31, 2008, we had an accumulated deficit of $18.2 million. We incurred operating losses of $5.5 million for the fiscal year ended September 30, 2008. For the quarters ended December 31, 2008 and 2007 we incurred losses of $1.5 million and $1.0 million respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, scale up of our commercial organization, and other general corporate purposes. Research and development projects include the completion of clinical trials which are essential to validate the efficacy of our products and services relating to our rEEG technology across different type of behavioral disorders, the enhancement of the CNS Database and, to a lesser extent, the application of rEEG to pharmaceutical development.

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

     CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

         This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

         We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

         As earlier described, we operate in two business segments: Laboratory Information Services and Clinical Services. Our Laboratory Information Services business focuses on the delivery of reports ("rEEG Reports") that assist physicians with treatment strategies for patients with behavioral (psychiatric and/or addictive) disorders based on the patient's own physiology. Our Clinical Services business operated through NTC provides full service psychiatric services. For comparative purposes below, our Laboratory Information Services business represents all of our business in 2007 and our Clinical Services business represents the operations of Neuro-Therapy Clinic since its acquisition on January 11, 2008.

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                            2008         2007
                                                          --------     --------

Revenues .............................................        100%         100%
Cost of revenues .....................................         20           65
                                                         --------     --------
Gross profit .........................................         80           35
Research and development .............................        398          635
Sales and marketing ..................................        153           66
General and administrative expenses ..................        365        1,144
                                                         --------     --------
Operating loss .......................................       (835)      (1,810)
Other income (expense), net ..........................         (1)          91
                                                         --------     --------
Net income (loss) ....................................       (834)%     (1,719)%
                                                         ========     ========


     REVENUES

                                    THREE MONTHS   THREE MONTHS
                                        ENDED          ENDED
                                    DECEMBER 31,   DECEMBER 31,      PERCENT
                                        2008           2007           CHANGE
                                    ------------   ------------   -------------

Laboratory Service Revenues .....   $     28,400   $     58,700            (52%)
Clinical Service Revenues .......        143,200           --                *
                                    ------------   ------------
Total Revenues ..................   $    171,600   $     58,700            192%
* Not Meaningful


         With respect to our Laboratory Information Services business, the number of non clinical study related rEEG Reports delivered for the period decreased from 167 in 2007 to 74 in 2008 while the average price per report increased from approximately $351 in 2007 to $383 in 2008 (clinical study related rEEG reports are provided free of charge). The reduction in the number of non clinical study rEEG Reports delivered during the period was primarily due to the acquisition of NTC, which was our largest customer in 2007. We do not expect to drive broader adoption of reports based on our rEEG technology until the completion of our multi-site clinical study to validate the efficacy of our products. Accordingly, we anticipate that Laboratory Services Revenues will not increase materially in the current fiscal year.

         Our Clinical Services revenue is as a result of patient billings for psychiatric services rendered. Currently, we do not plan to expand our Clinical Services business, and therefore we do not anticipate a significant increase in revenues generated by this business segment.

     COST OF REVENUES

                                    THREE MONTHS   THREE MONTHS
                                        ENDED          ENDED
                                    DECEMBER 31,   DECEMBER 31,      PERCENT
                                        2008           2007           CHANGE
                                    ------------   ------------   -------------

Cost of Laboratory Information
   Services revenues ............   $     33,500   $     37,900            (12%)

         Cost of Laboratory Information Services revenues consists of payroll costs, consulting costs, and other miscellaneous charges. Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report. For the quarter ended December 31, 2008, cost of revenues were $33,500 consisting primarily of direct labor and benefit costs (which includes stock-based compensation costs) of $26,400 and consulting fees of $6,700. For the quarter ended December 31, 2007, cost of revenues were $37,900, which includes direct labor and benefit costs (which includes stock based compensation costs) of $21,700, and consulting fees of $15,400. Consulting fees decreased in 2008 due to the lower number of rEEG Reports delivered and also due to our in-house capabilities which reduced the need for consulting services. We ultimately expect cost of revenues to decrease as a percentage of revenues as operating efficiencies improve.

     RESEARCH AND DEVELOPMENT

                                    THREE MONTHS   THREE MONTHS
                                        ENDED          ENDED
                                    DECEMBER 31,   DECEMBER 31,      PERCENT
                                        2008           2007           CHANGE
                                    ------------   ------------   -------------

Laboratory Information Services
   research and development .....   $    682,400   $    372,500             83%

         Research and development expenses consist of clinical studies, projects for training doctors associated with our research studies, patents costs, consulting fees, payroll costs (including stock-based compensation costs),
expenses  related  to  database   enhancements   and   maintenance,   and  other
miscellaneous costs. Research and development costs for the quarter ended December 31, 2008, primarily consisted of the following costs: patient cost of $359,200 associated with our studies to prove the efficacy of our technology; payroll costs of $199,600; patent costs of $56,700; recruiting costs of $27,200; consultant costs of $5,950; database costs of $6,300; and conference and travel costs of $5,400. For the comparable period for 2007, research and development costs included: patient costs of $46,800, payroll costs of $160,000, patent costs of $20,000, recruiting costs of $25,000, consultant costs of $88,900, database costs of $12,600 and conference and travel costs of $1,500.

         Compared to the three month period ended December 31, 2007, patient costs for the three month period ended December 31, 2008 increased by $312,500 due to the ramp-up of a second and larger clinical trial in 2008 which we believe is important to proving the efficacy of our technology. As a result of our clinical trial, our payroll costs associated with research and development also increased for the three month period ended December 31, 2008 compared to the comparable quarter in 2007 by $39,600 as we changed our staffing mix (with more personnel dedicated to our research and development efforts instead of sales) and brought on board our Chief Medical Officer who was previously a consultant to our business to help lead our clinical trials. Compared to the three month period ended December 31, 2007, consulting costs were reduced by $83,000 in the period ending December 31, 2008 primarily because Mr. Hoffman's services (our Chief Medical Officer) were brought in house. Patent costs increased by $36,700 from the comparable period in 2007 as a result of additional legal fees incurred associated with patenting procedures.

     SALES AND MARKETING

                                    THREE MONTHS   THREE MONTHS
                                        ENDED          ENDED
                                    DECEMBER 31,   DECEMBER 31,      PERCENT
                                        2008           2007           CHANGE
                                    ------------   ------------   -------------
Sales and Marketing
   Laboratory Information Services  $    260,600   $     38,700            573%
   Clinical Services ............                                            *
                                           2,600           --
                                    ------------   ------------
Total Sales and Marketing .......   $    263,200   $     38,700            580%
                                    ============   ============
* Not Meaningful


         Sales and marketing expenses associated with our Laboratory Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing, including the internet; consulting fees and conference and travel expenses. Sales and marketing expenses, which were $260,600 for the quarter ended December 31, 2008, primarily consisted of the following expenses: payroll and benefits $152,900, advertising and marketing $29,800, consulting $38,900 and conferences and travel $17,800. For the comparable period in 2007 total sales and marketing costs were $38,700 and consisted of the following: payroll and benefits $18,800, advertising and marketing $7,300, consulting $11,100 and conferences and travel $300.

         Compared to the three month period ended December 31, 2007, payroll and benefits increased during the period ended December 31, 2008 with the addition of marketing personnel including a Vice President for commercial operations, an additional salesperson and administrative help. Also in the three month period ended December 31, 2008 compared to the same period in 2007, consulting fees, including stock based compensation, increased by $30,900; advertising and marketing expenses increased by $22,500 and expenses associated with attendance at conferences and travel increased by $17,500. These additional expenses were incurred with the goal of enhancing the recognition of our technology within the psychiatric and patient communities.

         The Clinical Services sales and marketing expenses consists of advertising in various media so as to attract patients to the clinic. We currently do not plan to expand our Clinical Services business, and therefore we expect that our sales and marketing expenses associated with this business segment will not materially change.

     GENERAL AND ADMINISTRATIVE

                                    THREE MONTHS   THREE MONTHS
                                        ENDED          ENDED
                                    DECEMBER 31,   DECEMBER 31,      PERCENT
                                        2008           2007           CHANGE
                                    ------------   ------------   -------------
General and administrative
 Laboratory Information Services    $    474,900   $    671,600            (29%)
 Clinical Services ..............   $    150,600           --                *
                                    ------------   ------------
Total General and administrative    $    625,500   $    671,600             (7%)
                                    ============   ============
* Not Meaningful


         General and administrative expenses for our Laboratory Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal and other professional and consulting fees, occupancy costs, insurance and conference and travel costs. For the quarter ended December 31, 2008 General and Administrative costs were $474,900. This consisted of salaries and benefit costs of $123,200 and stock based compensation costs of $116,500; legal fees of $72,400 and other professional and consulting fees of $98,900; occupancy costs of $17,400, insurance costs of $18,800 and conference and travel costs of $17,400. For the similar period in 2007 these costs were $671,600 and consisted of the following: salaries and benefit costs of $156,500 and stock based compensation costs of $337,800; legal fees of $8,300 and other professional and consulting fees of $87,900; occupancy costs of $16,200, insurance costs of $18,800 and conference and travel expenses of $32,200.

         With respect to our Laboratory Information Services business, in the quarter ended December 30, 2008 in comparison to the same period in 2007, payroll and benefit expenses declined by $33,300 as a result of staff reductions and staff turnover and stock based compensation expenses declined by $221,000 as one officer had a large block of option grants which vested immediately in the quarter ended December 31, 2007 which expense did not recur in 2008. As compared to the comparable period in 2007, legal fees increased by $64,000 and consulting services increased by a net $11,000. The increase in consulting fees primarily resulted from increases in accounting services and software design and development services which were partially offset by a reduction in the cost of investor relations services. Conference and travel related costs declined by $16,400 due to reduced conference attendance.

         General and administrative expenses of $150,600 for our Clinical Services business for the quarter ended December 31, 2008 includes all costs associated with operating NTC. This includes all payroll costs, medical supplies, occupancy costs and other general and administrative costs.

     INTEREST INCOME (EXPENSE)

                                    THREE MONTHS   THREE MONTHS
                                        ENDED          ENDED
                                    DECEMBER 31,   DECEMBER 31,      PERCENT
                                        2008           2007           CHANGE
                                    ------------   ------------   -------------

Laboratory Information Services
    (Expense), net ..............   $      1,200   $     54,000            (98%)
Clinical Services (Expense) .....           (100)          --                *
                                    ------------   ------------
Total interest income (expense) .   $      1,100   $     54,000            (98%)
                                    ============   ============
* Not Meaningful


         With respect to our Laboratory Information Services business, we earned interest income of $7,100 for the quarter ended December 31, 2008 from interest bearing accounts. This was offset by $5,900 of interest expense on promissory notes. For the comparable period in 2007, net interest income was $54,000, which resulted from interest earned on $7.8 million in cash raised in our private placement which we completed in May 2007.

         With respect to our Clinical Services business, the interest expense of $100 relates to an equipment lease.

     NET LOSS

                                    THREE MONTHS   THREE MONTHS
                                        ENDED          ENDED
                                    DECEMBER 31,   DECEMBER 31,      PERCENT
                                        2008           2007           CHANGE
                                    ------------   ------------   -------------

Laboratory Information Services
   net loss .....................   $ (1,424,400)  $ (1,008,800)             41%
Clinical Services net loss ......         (7,500)          --                 *
                                    ------------    ------------
Total Net Loss ..................   $ (1,431,900)  $ (1,008,800)             42%
                                    ============    ============
* Not Meaningful

         The increase in net loss of $423,100 is due primarily to increases in our research and development and sales and marketing effort, offset by revenue generated by our Clinical Services business. We expect to incur net losses for the next few years as we continue to improve our rEEG technology and reaffirm its validity through clinical studies, increase the penetration of our products in the marketplace, and hire additional personnel.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have incurred significant losses and, as of December 31, 2008, we had an accumulated deficit of approximately $18.1 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. There can be no assurance of achieving profitability.

         As of December 31, 2008 we had approximately $1 million in cash and cash equivalents and a working capital deficit balance of approximately $172,000 compared to approximately $5.1 million in cash and cash equivalents and a working capital balance of approximately $4.7 million at December 31, 2007.

     SOURCES OF LIQUIDITY

         Since our inception substantially all of our operations have been financed primarily from equity and debt financings. Through December 31, 2008, we had received proceeds of $8.6 million from the sale of stock, $3,116,000 from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the company.

     CASH FLOWS

         Net cash used in operating activities was $950,000 for the quarter ended December 31, 2008 compared to $650,000 for quarter ended December 31, 2007. The increase in cash used of $250,000 was primarily attributable to an increase in research and development and sales and marketing expenses, and increases in payroll expenses.

         No investing activities occurred for the quarter ended December 31, 2008 as compared to the $20,400 used to purchase office furniture during the quarter ended December 31, 2007.

          Net cash of $21,500 used in connection with financing activities during the quarter ended December 31, 2008 resulted primarily from a principal payment of $21,000 made on the promissory note issued to Dr. Hoffman in connection with our acquisition of NTC. There were no financing activities during the quarter ended December 31, 2007.

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         As of December 31, 2008, our major contractual obligations were the remaining balance on a promissory note of $184,300 plus interest at 8% issued in connection with our acquisition of NTC and operating leases for office space totaling $97,300. As of December 31, 2007, our only significant contractual obligation was for leased space.

     OPERATING CAPITAL AND CAPITAL EXPENDITURE REQUIREMENTS

         Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the our research and development programs and our commercial operations. We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes. The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts and the amount of cash used by operations.

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

         We currently anticipate that our cash and collections from sale of our services will not be sufficient to fund our operations for at least the next 12 months. Consequently we anticipate raising additional funds in 2009.

     INCOME TAXES

         Since our inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented. As of September 30, 2008, we had net operating loss carryforwards for federal income tax purposes of $12.4 million. If not utilized, the federal net operating loss carryforwards will expire beginning in 2021. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an "ownership change". The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Members of the company's management, including our Principal Executive and Financial Officer, Leonard J. Brandt, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2008, the end of the period covered by this report. Based upon that evaluation, Mr. Brandt has concluded that, for the reasons described below, our disclosure controls and procedures were not effective. The company has undertaken remedial measures to address the material weakness and significant deficiencies discussed below, and plans to continue to implement procedures to address such weakness and deficiencies, so long as the perceived benefits of such controls are deemed by management to outweigh their costs.

         In reaching our conclusion that our disclosure controls and procedures were not effective, we considered the findings of an external finance and accounting advisory firm with relevant SEC compliance experience, who informed management of "material weaknesses" and several "significant deficiencies" that collectively may constitute a "material weakness" in our internal control over financial reporting.

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

         The following material weakness was identified:

         o We do not have proper oversight and review by upper management of the accounting and finance function.

         In order to address the above material weakness, Leonard Brandt has taken a more active role in the oversight and review of our accounting and finance functions by assuming certain responsibilities typically performed by a Chief Financial Officer, while we seek a long-term replacement for Brad Luce, our former Vice President Finance and Control, who resigned during the quarter. In the coming quarters, we intend to further improve our upper management's oversight and review of our accounting and finance functions by considering the addition of controls, which we believe will mitigate the identified material weakness.

         At our quarter ended December 31, 2008, the following significant deficiencies were identified, which in combination with other deficiencies may constitute a material weakness:

         o We do not have proper segregation of duties within the accounting and finance function.

         o We do not have a comprehensive and formalized accounting and procedures manual.

         During the quarter, we retained the services of outside consultants to perform various accounting and finance functions for us. As a result of the hiring of our consultants, we believe that we have improved the segregation of duties within our accounting and finance functions. Going forward, we plan to explore additional internal controls that we can implement that will allow us to achieve greater segregation of duties in our accounting and finance functions. We also intend to put in place a comprehensive and formalized accounting and procedures manual that is tailored to the size of our business.

         To the knowledge of our management, including our PEO and PFO, none of the aforementioned material weaknesses or significant deficiencies led to a misstatement of our results of operations for the quarter ended December 31, 2008, or statement of financial position as of December 31, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         Other than as stated above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of exchange act rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1A. RISK FACTORS

         This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2008. There have been no material changes to such risk factors during the three months ended December 31, 2008.

ITEM 6.  EXHIBITS

         The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                                   EXHIBIT TITLE
-------          ---------------------------------------------------------------

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

                                           CNS Response, Inc.


Date: February 17, 2009                    /s/ Len Brandt
                                           -------------------------------------
                                     By:     Len Brandt
                                     Its:    Chief Executive Officer
                                             (Principal Executive, Financial and
                                             Accounting Officer)