Form 10-Q
period 2009-03-31
CNS RESPONSE, INC.
filed 2009-05-15
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

As of April 30, 2009, the issuer had 25,299,547 shares of common stock, par value $.001 per share, issued and outstanding.

CNS RESPONSE, INC.

INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,		For the six months ended March 31,
	2009	2008	2009	2008
REVENUES
Laboratory Information Services	$31,200	$35,800	$59,700	$94,500
Clinical Services	152,600	180,600	295,800	180,600
	183,800	216,400	355,500	275,100

OPERATING EXPENSES
Cost of laboratory services revenues	35,600	59,500	69,100	97,400
Research and development	554,400	534,100	1,236,900	906,600
Sales and marketing	283,700	208,100	547,000	246,800
General and administrative	765,900	752,800	1,389,400	1,424,400

Total operating expenses	1,639,600	1,554,500	3,242,400	2,675,200

OPERATING LOSS	(1,455,800)	(1,338,100)	(2,886,900)	(2,400,100)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(4,700)	30,200	(3,500)	84,200

Total other income	(4,700)	30,200	(3,500)	84,200

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,460,500)	(1,307,900)	(2,890,400)	(2,315,900)
Income taxes	800	--	2,800	800
NET LOSS	$(1,461,300)	$(1,307,900)	$(2,893,200)	$(2,316,700)

NET LOSS PER SHARE:
Basic	$(0.06)	$(0.05)	$(0.11)	$(0.09)
Diluted	$(0.06)	$(0.05)	$(0.11)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	25,299,547	25,299,547	25,299,547	25,299,547
Diluted	25,299,547	25,299,547	25,299,547	25,299,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNS RESPONSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	September 30, 2008
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$562,400	$1,997,000
Accounts receivable (net of allowance for doubtful accounts of $17,200 (unaudited) as of March 31, 2009 and $17,200 as of September 30, 2008)	93,700	98,200

Prepaid and other	170,400	189,400
Total current assets	826,500	2,284,600

Other assets	24,200	28,700
Goodwill	320,200	320,200

TOTAL ASSETS	$1,170,900	$2,633,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable (including amounts due to related parties of $6,800 (unaudited) as of March 31, 2009 and $6,800 as of September 30, 2008)	$672,200	$335,700
Accrued liabilities	335,900	207,500
Deferred compensation (including $ 107,000 (unaudited) and $107,000 to related parties as of March 31, 2009 and September 30, 2008 respectively)	249,200	264,900
Accrued patient costs	481,100	397,500
Accrued consulting fees	63,500	67,600
Accrued interest	46,400	42,600
Convertible promissory notes	50,000	50,000
Secured Convertible promissory notes – related parties	500,000	-
Current portion of long-term debt	92,200	88,500
Total current liabilities	2,490,500	1,454,300

LONG –TERM LIABILITIES
Note payable to officer	72,500	118,600
Capital lease	6,700	7,700
Total long term liabilities	79,200	126,300
COMMITMENTS AND CONTINGENCIES	-	-

Stockholders’ equity (deficit):
Common stock, $0.001 par value; authorized, 750,000,000 shares, issued and outstanding, 25,299,547 shares as of March 31, 2009 and September 30, 2008	25,300	25,300
Additional paid-in capital	18,142,800	17,701,300
Accumulated deficit	(19,566,900)	(16,673,700)
Total stockholders’ equity (deficit)	(1,398,800)	1,052,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,170,900	$2,633,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,893,200)	$(2,316,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	4,500	58,700
Stock-based compensation	441,500	582,300

Changes in operating assets and liabilities:
Accounts receivable	4,500	(12,300)
Prepaids and other current assets	19,000	(85,700)
Accounts payable	336,500	(6,600)
Accrued liabilities	132,200	3,200
Deferred compensation	(15,700)	163,900
Accrued consulting fees	(4,100)	(20,600)
Accrued patient costs	83,600	-
Net cash used in operating activities	(1,891,200)	(1,633,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in other assets	-	(20,200)
Cash for acquisition, including transaction costs of $43,700	-	(11,600)
Net cash used in investing activities	-	(31,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from Secured Convertible notes	500,000	-
Repayment of note	(42,500)	(19,900)
Prepayment of lease	(900)	(200)
Deferred offering costs	-	(22,900)
Net cash from financing activities	456,600	(43,000)

Net decrease in cash	(1,434,600)	(1,708,600)
Cash, beginning of period	1,997,000	5,790,100
Cash, end of period	$562,400	$4,081,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Interest	$7,900	$5,300
Income taxes	$2,800	$800
Fair value of note payable to officer for acquisition	-	$265,900
Fair value of equipment acquired through a lease	-	$10,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended March 31, 2009	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2008	25,299,547	$25,300	$17,701,300	$(16,673,700)	$1,052,900
Stock- based compensation	-	-	441,500	-	441,500
Net loss for the six months ended March 31, 2009	-	-	-	(2,893,200)	(2,893,200)
Balance at March 31, 2009	25,299,547	$25,300	$18,142,800	$(19,566,900)	$(1,398,800)

For the six months ended March 31, 2008	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2007	25,299,547	$25,300	$16,630,000	$(11,302,200)	$5,353,100
Stock- based compensation	-	-	582,300	-	582,300
Net loss for the six months ended March 31, 2008	-	-	-	(2,316,700)	(2,316,700)
Balance at March 31, 2008	25,299,547	$25,300	$17,212,300	$(13,618,900)	$3,618,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

CNS Response, Inc. (the “Company”) was incorporated as Strativation, Inc. in Delaware on July 10, 1984. In connection with the closing of a reverse merger transaction on March 7, 2007, CNS Response, Inc., a California corporation (“CNS California”), became a wholly-owned subsidiary of the Company and the Company changed its name to its current name and commenced its current operations.  The Company utilizes a patented system that guides psychiatrists and other physicians to determine a proper treatment for patients with mental, behavioral and/or addictive disorders.  The Company also intends to guide pharmaceutical developers in the development of new and approved pharmaceuticals.

In addition, as a result of the acquisition of Neuro-Therapy Clinic, P.C., a Colorado professional medical corporation (“NTC”) by Colorado CNS Response, Inc., a Colorado corporation and a wholly-owned subsidiary of the Company, on January 11, 2008, the Company provides behavioral health care services.  NTC is a center for highly-advanced testing and treatment of neuropsychiatric problems, including learning, attentional and behavioral challenges, mild head injuries, as well as depression, anxiety, bipolar and all other common psychiatric disorders. Through this acquisition, the Company expects to advance neurophysiology data collection, beta-test planned technological advances in rEEG, advance physician training in rEEG and investigate practice development strategies associated with rEEG.

Going Concern Uncertainty

The Company has a limited operating history and its operations are subject to certain risks and uncertainties frequently encountered by companies operating in rapidly evolving markets. These risks include the failure to timely develop or supply technology or services, the ability to obtain financing in amounts and on terms that are acceptable to the Company, competition within the Company’s industry and technology trends.

To date, the Company has financed its cash requirements primarily from debt and equity financings.  It will be necessary for the Company to raise additional funds in order to continue to conduct its business.  The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the ability to expand and retain its customer base, its ability to execute its current business plan and other factors.  The Company is currently exploring additional sources of capital but there can be no assurances that any financing arrangement will be available in amounts and terms acceptable to the Company.

Basis of Presentation

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries CNS Response, Inc., a California corporation (“CNS California”), Colorado CNS Response, Inc., a  Colorado corporation, and NTC.  Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2009 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The September 30, 2008 balance sheet was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements and the related notes should be read in conjunction with our financial statements and notes for the year ended September 30, 2008 which are included in our current report on Form 10-K, filed with the Securities and Exchange Commission on January 13, 2009.

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

The results of operations for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2009.

2.           CONVERTIBLE PROMISSORY NOTES

Prior to September 30, 2006, CNS California issued convertible promissory notes with detachable warrants from time to time to fund its operations.  The notes bear interest at 8% per year, compounded annually, and are payable on demand.  The terms of the notes provide for the (i) conversion of principal and accrued interest into the same type of securities issued by CNS California upon a qualified institutional financing, the amount of which financing varies between notes and ranges from $1 to $4 million, and (ii) conversion price to be equal to the same price as the shares sold in the financing.  The notes provide for an aggregate of $2,196,000 in principal to convert automatically and $920,700 to convert at the note holders’ options based upon certain financing requirements (as defined).

In October 2006, CNS California and the note holders of certain convertible promissory notes converted notes with an aggregate outstanding balance of $3,061,700 and related accrued and unpaid interest of $1,005,300 at September 30, 2006 into 5,993,515 shares of CNS California Series A Preferred Stock.  In addition, the exercise price of warrants to purchase 1,062,116 shares of the CNS California common stock issued to such note holders was changed to $0.59 per share.  Upon completion of the reverse merger pursuant to which CNS California became a subsidiary of the Company, the preferred shares were converted into 5,993,515 shares of the Company’s common stock and the warrants were converted into warrants to purchase 1,062,116 shares of the Company’s common stock at an exercise price of $0.59 per share.  The consolidated financial statements of the Company presented reflect the issuance of these shares as common stock.

As of September 30, 2008 and March 31, 2009, one note issued by CNS California with a principal balance of $50,000 was outstanding.

On March 30, 2009 the Company executed two senior secured convertible promissory notes each in the principal amount of $250,000 with Brandt Ventures, GP (“Brandt”) and Sail Venture Partners, LP (“Sail”).  Leonard Brandt, a member of the Company’s board of directors and the Company’s former Chief Executive Officer, is the general partner of Brandt and David Jones, also a member of the Company’s board of directors, is the managing partner of Sail.

The notes accrue interest at the rate of 8% per annum and are due and payable upon a declaration by the note holder(s) requesting repayment, unless sooner converted into shares of the Company’s common stock (as described below), upon the earlier to occur of: (i) June 30, 2009 or (ii) an Event of Default (as defined in the notes), which includes the default that occurred as a result of Mr. Brandt no longer serving as the Company’s Chief Executive Officer effective as of April 10, 2009.  The notes are secured by a lien on substantially all of the assets (including all intellectual property) of the Company.  In the event of a liquidation, dissolution or winding up of the Company, unless Brandt and/or Sail informs the Company otherwise, the Company shall pay such investor an amount equal to the product of 250% multiplied by the principal and all accrued but unpaid interest outstanding on the note.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In concert with an equity financing transaction of at least $1,500,000 (excluding any and all other debt that is converted), the principal and all accrued, but unpaid interest outstanding under the notes shall be automatically converted into the securities issued in the equity financing by dividing such amount by 90% of the per share price paid by the investors in such financing.

3.           STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of March 31, 2009 the Company is authorized to issue 750,000,000 shares of common stock.

As of March 31, 2009, CNS California is authorized to issue 100,000,000 shares of two classes of stock, 80,000,000 of which are designated as common shares and 20,000,000 of which are designated as preferred shares.

As of March 31, 2009, Colorado CNS Response, Inc. is authorized to issue 1,000,000 shares of common stock.

As of March 31, 2009, Neuro-Therapy Clinic, P.C., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue ten thousand (10,000) shares of common stock, no par value per share.

Stock-Option Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the board of directors. A total of 10 million shares of stock are reserved for issuance under the 2006 Plan.  As of March 31, 2009, there were 8,786,754 options and 183,937 restricted shares outstanding under the 2006 Plan and 1,029,309 shares available for issuance of awards.

The 2006 Plan provides that in any calendar year, no eligible employee or director shall be granted an award to purchase more than 3 million shares of stock. The option price for each share of stock subject to an option shall be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO; provided, however, if the option is an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO shall be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term is five years from the date of grant. ISOs may be granted only to eligible employees. The Company has adopted SFAS No. 123R (revised 2004), “Share-Based Payment”, and related interpretations. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The Company estimates the fair value of each option on the grant date using the Black-Scholes model.  The following assumptions were made in estimating the fair value of options granted during the 3 months ended March 31, 2009: no dividends, risk free rate of 3.0%, volatility of 385% and expected life of 5 years.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award.  Stock-based compensation expense included in the accompanying statements of operations for the three and six months ended March 31, 2009 and 2008 are as follows:

	For the three months ended March 31,
	2009	2008
Operations	$4,000	$4,000
Research and development	65,200	111,100
Sales and marketing	38,200	-
General and administrative	106,500	49,900
Total	$213,900	$165,000

	For the six months ended March 31,
	2009	2008
Operations	$8,000	$8,000
Research and development	130,400	186,600
Sales and marketing	80,000	-
General and administrative	223,100	387,700
Total	$441,500	$582,300

Total unrecognized compensation expense as of March 31, 2009 amounted to $1,516,500

A summary of stock option activity is as follows:
	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2008	8,964,567	$0.60
Granted	24,000	$0.51
Exercised	-	-
Forfeited	(257,813)	$0.51
Outstanding at December 31, 2008	8,730,754	$0.61
Granted	56,000	$0.40
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2009	8,786,754	$0.60
Weighted average fair value of options granted during:
3 months ended March 31, 2009		$0.40
6 months ended March 31, 2009		$0.43

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of options outstanding at March 31, 2009:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.12	859,270	10 years	$0.12
$0.132	3,112,545	7 years	$0.132
$0.30	135,700	10 years	$0.30
$0.59	28,588	10 years	$0.59
$0.80	140,000	10 years	$0.80
$0.89	968,875	10 years	$0.89
$0.96	496,746	10 years	$0.96
$1.09	2,614,232	10 years	$1.09
$1.20	333,611	5 years	$1.20
$0.51	41,187	10 Years	$0.51
$0.40	56,000	10 Years	$0.40
Total	8,786,754		$0.60

Warrants to Purchase Common Stock

At September 30, 2008, there were warrants outstanding to purchase 6,899,353 shares of the Company’s common stock at exercise prices ranging from $0.01 to $1.812 with a weighted average exercise price of $1.04.  The warrants expire at various times through 2017.  No warrants were issued or exercised during the six months ended March 31, 2009.  Accordingly, all warrants are outstanding at March 31, 2009.

4. ACQUISITION OF NEURO THERAPY CLINIC, PC

On January 11, 2008, the Company, through its wholly owned subsidiary, Colorado CNS Response, Inc., acquired all of the outstanding common stock of Neuro-Therapy Clinic, PC (“NTC”) in exchange for a non-interest bearing note payable of $300,000 payable in equal monthly installments over 36 months.  Upon the completion of the acquisition, the sole shareholder of NTC, Daniel Hoffman, was appointed Chief Medical Officer of the Company.  Prior to the acquisition, NTC was the Company’s largest customer.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to NTC’s net tangible assets based on their estimated fair values as of January 11, 2008. The excess purchase price over the value of the net tangible assets was recorded as goodwill.  The purchase price and the allocation thereof are as follows:

Fair value of note payable issued	$265,900
Direct transaction costs	43,700
Purchase price	309,600
Allocated to net tangible liabilities, including cash of $32,100	(10,600)
Allocated to goodwill	$320,200

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon the occurrence of certain events, as defined in the purchase agreement, the prior sole Shareholder of NTC has a repurchase option for a period of three years subsequent to the closing, as well as certain rights of first refusal, in relation to the assets and liabilities acquired by the Company.

The acquisition was not material, and accordingly, no pro forma results are presented.

5. LONG-TERM DEBT

During the year ended September 30, 2008 the Company issued a note payable to an officer in connection with the acquisition of NTC (see Note 4).  The note is non-interest bearing and the Company determined its fair value by imputing interest at an annual rate of 8%.  As of September 30, 2008 and March 31, 2009 the note has an outstanding principal balance in the amount of $205,300 and $162,700 respectively.

6. REPORTABLE SEGMENTS

The Company operates in two business segments: Laboratory Information Services and Clinic.  Laboratory Information Services provide reports (“rEEG Reports”) that assist physicians with treatment strategies for patients with behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.  Clinic operates NTC, a full service psychiatric practice.

The following tables show operating results for the Company’s reportable segments, along with reconciliation from segment gross profit to (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:

	Three Months ended March 31, 2009
	Laboratory Information Services	Clinic	Eliminations	Total
Revenues	$34,600	$180,100	$(30,900)	$183,800

Operating expenses:
Cost of revenues	35,600	3,400	(3,400)	35,600
Research and development	554,400	-	-	554,400
Sales and marketing	282,300	1,400	-	283,700
General and administrative	625,100	168,300	(27,500)	765,900
Total operating expenses	$1,497,400	$173,100	$(30,900)	$1,639,600

Loss from operations	$(1,462,800)	$7,000	$0	$(1,455,800)

	Six Months ended March 31, 2009
	Laboratory Information Services	Clinic	Eliminations	Total
Revenues	$66,800	$329,700	$(41,000)	$355,500

Operating expenses:
Cost of revenues	69,100	7,100	(7,100)	69,100
Research and development	1,236,900	-	-	1,236,900
Sales and marketing	542,900	4,100	-	547,000
General and administrative	1,106,200	317,100	(33,900)	1,389,400
Total operating expenses	$2,955,100	$328,300	$(41,000)	$3,242,400

Loss from operations	$(2,888,300)	$1,400	$0	$(2,886,900)

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table includes selected segment financial information as of March 31, 2009, related to goodwill and total assets:

	Laboratory Information Services	Clinic	Total

Goodwill	$320,200	$-	$320,200

Total assets	$1,100,600	$70,300	$1,170,900

7.           EARNINGS PER SHARE

In accordance with SFAS 128, “Computation of Earnings Per Share,” basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three and six months ended March 31, 2009 and 2008, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months and six months ended March 31, 2009 and 2008 are as follows:

For the three months ended March 31,	2009	2008
Net loss for computation of basic net loss per share	$(1,461,300)	$(1,307,900)
Net loss for computation of dilutive net loss per share	$(1,461,300)	$(1,307,900)

Basic net loss per share	$(0.06)	$(0.05)

Diluted net loss per share	$(0.06)	$(0.05)

For the six months ended March 31,	2009	2008
Net loss for computation of basic net loss per share	$(2,893,200)	$(2,316,700)
Net loss for computation of dilutive net loss per share	$(2,893,200)	$(2,316,700)

Basic net loss per share	$(0.11)	$(0.09)

Diluted net loss per share	$(0.11)	$(0.09)

Basic weighted average shares outstanding	25,299,547	25,299,547
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	25,299,547	25,299,547

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
For the three months ended March 31,	2009	2008
Convertible debt	4,995,000	4,995,000
Warrants	6,899,353	6,899,353
Options	8,740,087	8,545,578

For the six months ended March 31,	2009	2008
Convertible debt	4,995,000	4,995,000
Warrants	6,899,353	6,899,353
Options	8,840,843	8,510,578

8.           COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time the Company is subject to legal proceedings and claims, which arise in the ordinary course of its business.  The Company believes that although there can be no assurances as to the disposition of the proceedings, based upon information available to the Company at this time, the expected outcome of these matters would not have a material impact on the Company’s results of operations or financial condition. The Company has fully accrued for material matters considered reasonable, probable and estimable.

Tax Assessments

      In March 2009 the Company was made aware of two tax assessments related to prior periods.  The first was Delaware Franchise Tax assessment for $74,400 pertaining to calendar 2007 and 2008; the second was an IRS adjustment of $33,200 pertaining to the Company’s 2006 payroll taxes.  Both liabilities are being reviewed with the respective agencies to determine if they are appropriate, however, these balances have been fully accrued.

Lease Commitments

The Company leases its headquarters and Laboratory Information Services space under an operating lease. In November 2008, the Company entered into a new six-month lease for its headquarters at the same location expiring in May 2009 and requiring monthly rentals of $3,610.

The Company leases space for its Clinical Services operations under an operating lease. The base rental as of March 2009 through to the termination of the lease on February 28, 2010 is $6,021 per month.

The Company also sub-leases space for its Clinical Services operations on a month-to-month basis for $1,075 per month.

The Company leases a copier for $216 per month which it accounts for as a capital lease with an interest rate of 9% per year. The lease terminates in February 2013 at which time the copier can be purchased at fair value.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future Minimum Lease Payment and Debt Maturities

At March 31, 2009, the estimated future minimum lease payment under non-cancelable operating and capital leases and debt maturities were as follows:

Years ending March 31,	Operating Leases	Capital Lease	Debt Maturities	Total
2010	$73,500	$2,600	$100,000	$176,100
2011		2,600	75,000	77,600
2012		2,600		2,600
2013		2,600		2,600
Total	$73,500	$10,400	$175,000	$258,900
Less interest	(2,700)	(1,700)	(12,300)	(16,700)
Net present value	70,800	8,700	162,700	242,200
Less current portion	(70,800)	(2,000)	(90,200)	(163,000)
Long-term debt and lease obligation	$0	$6,700	$72,500	$79,200

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2008 and presumes that readers have access to, and will have read, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. For the three and six months ended March 31, 2009 and 2008. Except for historical information, the matters discussed in this management's discussion and analysis of financial condition and results of operation are “forward-looking statements” that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, the factors referred to under the caption “Risk Factors”  contained in Item 1A of each of our Annual Report on Form 10-K for the year ended September 30, 2008 and this Quarterly Report on Form 10-Q.

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

Laboratory Information Services

In connection with our Laboratory Information Services business, we have developed an extensive proprietary database (the “CNS Database”) consisting of over 13,000 clinical outcomes across over 2,000 patients who had psychiatric or addictive problems. For each patient, we have compiled electroencephalographic (“EEG”) scans, symptoms, course of treatment and outcomes often across multiple treatments from multiple psychiatrists and physicians. Using the CNS Database, our technology compares a patient’s EEG scan to the outcomes in the CNS Database and ranks treatment options based on treatment success of patients having similar neurophysiology. Trademarked as Referenced-EEG® (“rEEG®”), this patented technology allows us to create and provide simple reports (“rEEG Reports”) that specifically guide physicians to treatment strategies based on the patient’s own physiology.

Our business is focused on increasing the demand for our rEEG services.  We believe the key factors that will drive broader adoption of rEEG will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our technology, reimbursement by third-party payers, expansion of our sales force and increased marketing efforts.

Clinical Services

In January 2008, we acquired our largest customer, the Neuro-Therapy Clinic, P.C. (“NTC”) located in Colorado.  Upon the completion of the transaction, NTC became a wholly-owned subsidiary of ours. NTC operates one of the largest psychiatric medication management practices in the state of Colorado, with nine full time and four part time employees including psychiatrists and clinical nurse specialists with prescribing privileges.  Daniel A. Hoffman, M.D. is the medical director at NTC, and, after the acquisition, became our Chief Medical Officer.

NTC, having performed a significant number of rEEG’s, serves an important resource in our product development, the expansion of our CNS Database, production system development and implementation, along with the integration of our rEEG services into a medical practice.  Through NTC, we also expect to successfully develop marketing and patient acquisition strategies for our Laboratory Information Services business. Specifically, NTC is learning how to best communicate the advantages of rEEG to patients and referring physicians in the local market.  We will share this knowledge and developed communication programs learned through NTC with other physicians using our services, which we believe will help drive market acceptance of our services.  In addition, we plan to use NTC to train practitioners across the country in the uses of rEEG technology.

We view our Clinical Services business as secondary to our Laboratory Information Services business, and we have no current plans to expand this business.

Recent Developments

On April 10, 2009, our board of directors elected George Carpenter, at the time the President of the Company, to the position of Chief Executive Officer, and elected Daniel Hoffman, MD, at the time the Chief Medical Officer of the Company, to the additional position of President.   Len Brandt, the Company’s founder and original CEO, effective as of April 10, 2009 no longer serves as an officer of the Company, but remains on our board.

Business operations

Since our inception, we have generated significant net losses. As of March 31, 2009, we had an accumulated deficit of $19.6 million. We incurred operating losses of $5.4 million for the fiscal year ended September 30, 2008.  For the six months ended March 31, 2009 and 2008 we incurred losses of $2.9 million and $2.3 million respectively.  We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, scale up of our commercial organization, and other general corporate purposes.  Research and development projects include the completion of clinical trials which are essential to validate the efficacy of our products and services relating to our rEEG technology across different types of behavioral disorders, the enhancement of the CNS Database and, to a lesser extent, the application of rEEG to pharmaceutical development.

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

Cost of Revenues

Cost of revenues are for Laboratory Information Services and represent the cost of direct labor and costs associated with external processing, analysis and consulting review necessary to render an individualized test result. Costs associated with performing our tests are expensed as the tests are performed.  We continually evaluate the feasibility of hiring our own personnel to perform most of the processing and analysis necessary to render a rEEG Report.

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

Revenue Recognition

We have generated limited revenues since our inception. Revenues for our Laboratory Service product are recognized when a rEEG Report is delivered to a Client-Physician.  For our Clinical Services, revenues are recognized when the services are performed.

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

Results of Operations for the three months ended March 31, 2009 and 2008

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

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008

Revenues	100%		100%
Cost of revenues	19		27
Gross profit	81		73
Research and development	302		247
Sales and marketing	154		96
General and administrative expenses	417		348
Operating loss	(792)		(618)
Other income (expense), net	(3)		14
Net income (loss)	(795	) %	(604	) %

Revenues

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percent Change

Laboratory Service Revenues	$31,200	$35,800	(13%)
Clinical Service Revenues	152,600	180,600	(16%)
Total Revenues	$183,800	$216,400	(15%)

With respect to our Laboratory Information Services business, the number of non clinical study related rEEG Reports delivered for the period decreased from 106 in 2008 to 79 in 2009 while the average price per report increased from approximately $340 in 2008 to $394 (clinical study related rEEG reports are provided free of charge).  We do not expect to drive broader adoption of reports based on our rEEG technology until the completion of our multi-site clinical study to validate the efficacy of our products.  Accordingly, we anticipate that Laboratory Services Revenues will not increase substantially in the current fiscal year.

Our Clinical Services revenue is as a result of patient billings for psychiatric services rendered.   Revenues declined by $28,000 in the second quarter of 2009 verses the same period in 2008 because of a reduction in the volume of patients treated as a result of a reduction in the number of psychiatrists on staff.  Currently, we do not plan to materially expand our Clinical Services business, and therefore we do not anticipate a significant increase in revenues generated by this business segment.

Cost of Revenues

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percent Change

Cost of Laboratory Information Services revenues	$35,600	$59,500	(40%)

Cost of Laboratory Information Services revenues consists of payroll costs, consulting costs, and other miscellaneous charges.  Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report.  For the quarter ended March 31, 2009, cost of revenues consisted primarily of direct labor and benefit costs (including stock-based compensation costs) of $24,500 and consulting fees of $9,625.  For the quarter ended March 31, 2008, cost of revenues included direct labor and benefit costs (including stock based compensation costs) of $42,300, and consulting fees of $11,900.  Direct labor and benefits decreased in 2009 partly due to a bonus award that was made in 2008 and did not recur in 2009.  Consulting fees decreased in 2009 due to the lower number of rEEG Reports delivered and also due to our in-house capabilities which reduced the need for consulting services. We ultimately expect cost of revenues to decrease as a percentage of revenues as operating efficiencies improve.

Research and Development

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percent Change

Laboratory Information Services research and development	$554,400	$534,100	4%

Research and development expenses consist of clinical studies, projects for training doctors associated with our research studies, patent costs, consulting fees, payroll costs (including stock-based compensation costs), expenses related to database enhancements and maintenance, and other miscellaneous costs.  Research and development costs for the quarter ended March 31, 2009, primarily consisted of the following: patient costs of $214,000 associated with our studies to prove the efficacy of our technology; payroll and benefit costs (including stock based compensation) of $196,600; patent costs of $32,400; recruiting costs of $90,200; consultant costs of $7,500; database costs of $3,300; and conference and travel costs of $200.  For the comparable period for 2008, research and development costs included: patient costs of $27,900, payroll costs of $301,900, patent costs of $46,600, recruiting costs of $46,600, consultant costs of $59,200, database costs of $12,500 and conference and travel costs of $36,200.

Comparing the three month period ended March 31, 2009 with the similar period in 2008; patient costs increased by $186,000 due to the implementation of our second, and larger, clinical trial in 2009 which we believe is important to proving the efficacy of our technology.  Patient recruiting costs also increased by $43,600 in the quarter ending March 31, 2009 as additional efforts were made to attract more patients into the clinical trial.  In the quarter ended March 31, 2009 compared to quarter ended March 31, 2008, payroll costs declined by $105,300 primarily as a result of lower bonus payments and lower stock based compensation expenses.

Sales and marketing

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percent Change
Sales and Marketing
Laboratory Information Services	$282,300	$204,900	38%
Clinical Services	1,400	3,200	(56%)
Total Sales and Marketing	$283,700	$208,100	36%

Sales and marketing expenses associated with our Laboratory Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees and conference and travel expenses.  Sales and marketing expenses for the quarter ended March 31, 2009 primarily consisted of the following expenses: payroll and benefits $148,400, advertising and marketing $75,600, consulting $48,500 and conferences and travel $3,400. For the comparable period in 2008 total sales and marketing costs consisted of the following: payroll and benefits $75,000, advertising and marketing $9,300, consulting $87,800 and conferences and travel $14,600.

Comparing the three month period ended March 31, 2009 with the similar quarter in 2008; payroll and benefits increased by $73,400 in the 2009 quarter as a result of the hiring of additional marketing personnel and advertising and marketing expenses increased by $66,300 in an effort to recruit more patients into the clinical trial.  The aforementioned cost increases in the quarter were offset by lower consulting costs, as consulting capabilities were brought in-house.

The Clinical Services sales and marketing expenses consists of advertising to attract patients to the clinic.  We anticipate a moderate increase in marketing expenditure to expand our Clinical Services business in the future, which expenditures will be tailored based on the knowledge we have acquired in attracting patients to our clinical trials.

General and administrative
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percent Change
General and administrative
Laboratory Information Services	$597,600	$555,800	8%
Clinical Services	$168,300	197,000	(15%)
Total General and administrative	$765,900	$752,800	2%

General and administrative expenses for our Laboratory Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal, other professional and consulting fees, occupancy costs, insurance, conference and travel and miscellaneous costs.  For the quarter ended March 31, 2009, General and Administrative costs consisted of salaries and benefit costs of $216,800; legal fees of $59,000 and other professional and consulting fees of $154,000; occupancy costs of $20,200, insurance costs of $18,800 and conference and travel costs of $10,100.  Miscellaneous costs were $105,000 in the 2009 quarter. For the similar period in 2008, General and Administrative costs consisted of the following: salaries and benefit costs of $336,000; legal fees of $50,100 and other professional and consulting fees of $98,400; occupancy costs of $23,000, insurance costs of $18,800 and conference and travel expenses of $12,600.  Miscellaneous costs for the 2008 quarter were $2,100.

With respect to our Laboratory Information Services business, in the quarter ended March 31, 2009 in comparison to the same period in 2008; payroll and benefit expenses declined by $119,200 as a result of staff attrition.  Consequently professional and consulting fees increased by a net $55,500 as greater reliance was placed on consulting resources in the 2009 quarter.  Legal fees, occupancy, insurance and conference and travel costs did not materially change in the three month period ended March 31, 2009 compared to the prior year period.  Miscellaneous expense increased in the 2009 quarter by $102,000 as a result of a revised IRS assessment on 2006 payroll taxes and Delaware Franchise Tax assessments for calendar years 2007 and 2008.  These items have been fully accrued in our financial statements.

General and administrative expenses for our Clinical Services business includes all costs associated with operating NTC.  This includes payroll costs, medical supplies, occupancy costs and other general and administrative costs.  Costs fell in the quarter ended March 31, 2009 as compared to the comparable quarter in 2008 as select NTC staff worked on the clinical trial, and their associated costs are therefore included in Laboratory Information Services expenses.

Interest income (expense)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percent Change

Laboratory Information Services (Expense), net	$(4,600)	$30,200	*
Clinical Services (Expense)	(100)		*
Total interest income (expense)	$(4,700)	$30,200	*
* not meaningful

With respect to our Laboratory Information Services business, we earned interest income of $1,200 for the quarter ended March 31, 2009 from interest bearing accounts.  This was offset by $5,800 of interest expense on promissory notes. For the comparable period in 2008, net interest income was $37,700, which resulted from interest earned on the balance of the $7.8 million in cash raised in our private placement which we completed in May 2007.  This was offset by interest expense of $7,500 due on promissory notes.

Net Loss

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percent Change

Laboratory Information Services net loss..	$(1,468,200)	$(1,299,500)	15%
Clinical Services net loss..	6,900	(8,400)	*
Total Net Loss..	$(1,461,300)	$(1,307,900)	12%
* not meaningful

The increase in net loss of $153,400 in the three months ended March 31, 2009 compared to the prior year period is due primarily to net increases in our research and development, sales and marketing, and general and administration costs within Laboratory Information Services and a decline in interest income.  We expect to incur net losses for the next few years as we continue to improve our rEEG technology by expanding our database, conduct additional clinical trials, and increase marketing expenditures to commercialize our products.

Results of Operations for the six months ended March 31, 2009 and 2008

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008

Revenues	100%		100%
Cost of revenues	19		35
Gross profit	81		65
Research and development	348		330
Sales and marketing	154		90
General and administrative expenses	391		518
Operating loss	(812)		(873)
Other income (expense), net	(2)		31
Net income (loss)	(814	) %	(842	) %

Revenues

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	Percent Change

Laboratory Service Revenues	$59,700	$94,500	(37%)
Clinical Service Revenues	295,800	180,600	(64%)
Total Revenues	$355,500	$275,100	(29%)

With respect to our Laboratory Information Services business, the number of non-clinical study related rEEG Reports delivered for the period decreased from 292 in 2008 to 153 in 2009 while the average price per report increased from approximately $350 in 2008 to $390 in 2009 (clinical study related rEEG reports are provided free of charge).  The reduction in the number of non-clinical study rEEG Reports delivered during the period was primarily due to the acquisition of NTC on January 11, 2008, which was our largest customer in 2007.  We do not expect to drive broader adoption of reports based on our rEEG technology until the completion of our multi-site clinical study to validate the efficacy of our products.  Accordingly, we anticipate that Laboratory Services Revenues will not increase substantially in the current fiscal year.

Our Clinical Services revenue is as a result of patient billings for psychiatric services rendered.  For the six months ended March 31 2008, these revenues are for the period beginning January 11, 2008 (the date of acquisition of NTC) through March 31, 2008.  Currently, we do not plan to materially expand our Clinical Services business, and therefore we do not anticipate a significant increase in revenues generated by this business segment.

Cost of Revenues

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	Percent Change

Cost of Laboratory Information Services revenues	$69,100	$97,400	(29%)

Cost of Laboratory Information Services revenues consists of payroll costs, consulting costs, and other miscellaneous charges.  Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report.  For the six months ended March 31, 2009, cost of revenues were $69,100 consisting primarily of direct labor and benefit costs (including stock-based compensation costs) of $50,900 and consulting fees of $16,400.  For the six months ended March 31, 2008, cost of revenues were $97,400, which includes direct labor and benefit costs (including stock based compensation costs) of $63,900, and consulting fees of $27,300.  Direct labor and benefit costs decreased in 2009 partly due to a bonus award that was made in 2008 which did not recur in 2009.  Consulting fees decreased in 2009 due to the lower number of rEEG Reports delivered and also due to our in-house capabilities which reduced the need for consulting services.  We ultimately expect cost of revenues to decrease as a percentage of revenues as operating efficiencies improve.

Research and Development
	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	Percent Change

Laboratory Information Services research and development	$1,236,900	$906,600	36%

Research and development expenses consist of clinical studies, projects for training doctors associated with our research studies, patent costs, consulting fees, payroll and benefit costs (including stock-based compensation costs), expenses related to database enhancements and maintenance, and other miscellaneous costs.  Research and development costs for the six months ended March 31, 2009, primarily consisted of the following costs: patient costs of $573,200 associated with our studies to prove the efficacy of our technology; payroll and benefit costs of $396,200; patent costs of $89,000; recruiting costs of $124,200; consultant costs of $16,100; database costs of $9,600; and conference and travel costs of $4,900.  For the comparable period for 2008, research and development costs included: patient costs of $74,600, payroll costs of $455,100, patent costs of $66,600, recruiting costs of $77,500, consultant costs of $148,100, database costs of $25,200 and conference and travel costs of $37,800.

Comparing the six month period ended March 31, 2009 with the similar period in 2008; patient costs  increased by $498,600 due to the implementation of our second, and larger, clinical trial in 2009.  Patient recruiting costs also increased by $46,700 in the 2009 period as efforts were increased to attract additional patients into the clinical trial.   Patent costs also increased by $22,400 from the comparable period in 2008 due to increased legal fees associated with patenting process particularly during the first three months of the period.  The aforementioned cost increases were offset by a decline in payroll costs of $58,900 in the 2009 period, as bonuses and stock-based compensation were reduced by $96,400 from their 2008 levels. Reliance on outside consultants also declined by $132,000 in the 2009 period as we completed the protocols for our clinical study and as resources were brought in-house.  In addition, the cost of data development declined by $15,600 in the 2009 period as the company focused on maintaining the CNS Database, rather than expanding the database.  Lastly, travel and meeting expenses declined by $32,900 as there was a reduced need for travel.

Sales and marketing

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	Percent Change
Sales and Marketing
Laboratory Information Services	$542,900	$243,600	123%
Clinical Services	4,100	3,200	28%
Total Sales and Marketing	$547,000	$246,800	122%

Sales and marketing expenses associated with our Laboratory Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees and conference and travel expenses.  Sales and marketing expenses, which were $542,900 for the six months ended March 31, 2009, primarily consisted of the following expenses: payroll and benefits $321,100, advertising and marketing $96,700, consulting $67,600 and conferences and travel $21,200. For the comparable period in 2008 total sales and marketing costs were $243,600 and consisted of the following: payroll and benefits $93,900, advertising and marketing $16,600, consulting $98,900 and conferences and travel $14,900.

Comparing the six month period ended March 31, 2009 with the similar period in 2008, payroll and benefits increased by $227,200 in the 2009 period as a result of the hiring additional marketing personnel.  The hires reduced our need for consulting services relating to marketing, and consequently consulting fees for the period declined by $31,300. Advertising and marketing expenses increased by $80,100 in the period ended March 31, 2009 compared to the prior year period in an effort to recruit more patients into the clinical trial and to promote general awareness of the company in the marketplace.

The Clinical Services sales and marketing expenses consists of advertising in various media so as to attract patients to the clinic.  We anticipate a moderate increase in marketing expenditure to expand our Clinical Services business in the future, which expenditures will be tailored based on the knowledge we have acquired in attracting patients to our clinical trials.

General and administrative

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	Percent Change
General and administrative
Laboratory Information Services	$1,072,300	$1,227,400	(13%)
Clinical Services………………….	$317,100	197,000	61%
Total General and administrative	$1,389,400	$1,424,400	2%

General and administrative expenses for our Laboratory Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal, other professional and consulting fees, occupancy costs, insurance, conference and travel and miscellaneous costs.  For the six months ended March 31, 2009, General and Administrative costs were $1,072,300 and consisted of salaries and benefit costs of $455,600; legal fees of $131,400 and other professional and consulting fees of $252,900; occupancy costs of $25,300, insurance costs of $37,600 and conference and travel costs of $25,300. Miscellaneous costs were $99,300 in the 2009 period.  For the similar period in 2008, General and Administrative costs were $1,227,400 and consisted of the following: salaries and benefit costs of $827,900; legal fees of $58,400 and other professional and consulting fees of $190,500; occupancy costs of $25,200, insurance costs of $37,500 and conference and travel expenses of $44,400.  Miscellaneous costs for the 2008 quarter were $2,200.

With respect to our Laboratory Information Services business, in the six months ended March 31, 2009 in comparison to the same period in 2008, payroll and benefit expenses declined by $372,300 as a result of staff attrition and as a result of bonuses and option expenses incurred in the prior period that did not recur in 2009.  However, the decline in payroll and benefit expenses was offset by increased professional and consulting fees of $62,400 in the period as greater reliance was placed on consulting resources.  Legal fees for the 2009 period increased by $73,000 compared to the comparable period in 2008 and occupancy and insurance costs remained consistent, while meeting and travel costs declined by $19,100.  Miscellaneous expenses increased in the 2009 period by $97,000, primarily as a result of a revised IRS assessment on 2006 payroll taxes and Delaware Franchise Tax assessments for calendar years 2007 and 2008.  These items have been fully accrued in our financial statements.

General and administrative expenses for our Clinical Services business includes all costs associated with operating NTC.  This includes payroll costs, medical supplies, occupancy costs and other general and administrative costs.   Since NTC was acquired on January 11, 2008, the six month period ended March 31, 2008 includes General and administrative expenses for NTC from the date of its acquisition through March 31, 2008.  In comparison, the six month period ended March 31, 2009 includes general and administrative expenses for NTC for the entire six month period, as NTC was a wholly-owned subsidiary of the company throughout the period.

Interest income (expense)

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	Percent Change

Laboratory Information Services (Expense), net	$(3,400)	$84,200	*
Clinical Services (Expense)	(100)	-	*
Total interest income (expense)	$(3,500)	$84,200	*
* not meaningful

With respect to our Laboratory Information Services business, we earned interest income of $8,300 for the six months ended March 31, 2009 from interest bearing accounts.  This was offset by $11,700 of interest expense on promissory notes. For the comparable period in 2008, net interest income was $93,300, which resulted from interest earned on the balance of the $7.8 million in cash raised in our private placement which was completed in May 2007.  This was offset by interest expense of $9,100 due on promissory notes.

Net Loss

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	Percent Change

Laboratory Information Services net loss	$(2,892,500)	$(2,290,100)	26%
Clinical Services net loss	(700)	(26,600)	(97%)
Total Net Loss	$(2,893,200)	$(2,316,700)	25%

The increase in net loss of $576,500 in the six months ended March 31, 2009 is due primarily to significant increases in our research and development and sales and marketing operations as described above, as well as a decline in interest income.  These expenses were partially offset by reductions in our Cost of revenues and General and Administration costs.  We expect to incur net losses for the next few years as we continue to improve our rEEG technology by expanding our database, conduct additional clinical trials, and increase marketing expenditures to commercialize our products.

Liquidity and Capital Resources

As of March 31, 2009 we had approximately $0.56 million in cash and cash equivalents and a working capital deficit balance of approximately $1.7 million compared to approximately $2.0 million in cash and cash equivalents and a working capital balance of approximately $0.83 million at September 30, 2008. We expect that our existing cash will be used to fund working capital and for other general corporate purposes.

Since our inception, we have incurred significant losses and, as of March 31, 2009, we had an accumulated deficit of approximately $19.6 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development and sales and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. There can be no assurance of achieving profitability.

Operating Capital and Capital Expenditure Requirements

Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern, and we will need to raise additional funds in the next 12 months in order to continue to conduct our business.  Our liquidity and capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, our ability to execute our current business plan and other factors.  Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. We are currently exploring additional sources of capital but there can be no assurances that any financing arrangement will be available in amounts and terms acceptable to us, especially given the market conditions that currently prevail.

Sources of Liquidity

To date, substantially all of our operations have been financed primarily from equity and debt financings.  Through March 31, 2009, we had received proceeds of $8.6 million from the sale of stock, $3.1 million from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the company.

Cash Flows

Net cash used in operating activities was $1.89 million for the six months ended March 31, 2009 compared to $1.63 million for six months ended March 31, 2008.  The increase in cash used of $260,000 was primarily attributable to an increase in research and development and sales and marketing expenses.

No investing activities occurred during the six months ended March 31, 2009.  In the comparable period in 2008, $31,800 of cash was used in connection with the purchase of NTC and to purchase office furniture.

Net cash of $456,600 was provided by financing activities during the six months ended March 31, 2009.   During the period, we received $500,000 in connection with the execution of two Senior Secured Convertible notes and used $43,400 to pay down the promissory note issued in connection with our acquisition of NTC.

Contractual Obligations and Commercial Commitments

As of March 31, 2009, our significant contractual obligations consist of the $500,000 Senior Secured Convertible Promissory notes which are scheduled for repayment on June 30, 2009, the remaining principal balance of $162,700 on the promissory note issued in connection with our acquisition of NTC, and operating lease commitments totaling $73,500 for office space.

As of March 31, 2008, our only significant contractual obligations were the remaining principal balance of $246,100 on the promissory note issued in connection with our acquisition of NTC and other obligations for operating leases on our office space of $207,700.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Members of the company's management, including our Principal Executive and Financial Officer, George Carpenter, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2009, the end of the period covered by this report. Based upon that evaluation, Mr. Carpenter has concluded that our disclosure controls and procedures were effective.

In the quarter ended December 31, 2008, the Company identified in its Current Report on Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2009, that it had a material weakness in that it did not have proper oversight and review by upper management of the accounting and finance function and two significant deficiencies in that the Company (i) did not have proper segregation of duties within the accounting and finance function and (ii) did not have a comprehensive and formalized accounting and procedures manual.

Since the end of the quarter ended December 31, 2008, the Company has undertaken remedial measures to address the aforementioned material weakness, and as a result of its efforts, believes the formerly identified material weakness is now a significant deficiency. In order to address the above material weakness, Mr. Carpenter has taken an active role in the oversight and review of our accounting and finance functions by assuming certain responsibilities typically performed by a Chief Financial Officer, while we seek a long-term replacement for Brad Luce, our former Vice President Finance and Control, who resigned effective December 19, 2008.  In the coming quarters, we intend to continue to improve our upper management’s oversight and review of our accounting and finance functions by considering the addition of controls, such as a formalized management checklist in connection with the review of our financial statements and supporting documentation.

To address the significant deficiencies identified at our quarter ended December 31, 2008 which the Company believes have not fully been remedied, during the quarter ended March 31, 2009, we retained the services of outside consultants to perform various accounting and finance functions for us.  As a result of the hiring of our consultants, we believe that we have improved the segregation of duties within our accounting and finance functions. Going forward, we plan to explore additional internal controls that we can implement that will allow us to achieve greater segregation of duties in our accounting and finance functions.  We also intend to put in place a comprehensive and formalized accounting and procedures manual that is tailored to the size of our business.  We plan to complete the design of the manual in the coming quarter.

Changes in Internal Control Over Financial Reporting
Other than as stated above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of exchange act rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended September 30, 2008. Other than as follows, there have been no material changes to such risk factors during the six months ended March 31, 2009.

IF WE DO NOT RETAIN OUR SENIOR MANAGEMENT AND OTHER KEY EMPLOYEES, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY.

Our future success depends on the ability, experience and performance of our senior management and our key professional personnel. Our success therefore depends to a significant extent on retaining the services of George Carpenter, our Chief Executive Officer and Secretary, and others. Because of their ability and experience, if we lose one or more of the members of our senior management or other key employees, our ability to successfully implement our business strategy could be seriously harmed.

TO CONTINUE AS A GOING CONCERN, WE WILL NEED ADDITIONAL FUNDING TO SUPPORT OUR OPERATIONS AND CAPITAL EXPENDITURES, WHICH MAY NOT BE AVAILABLE TO US.

As of March 31, 2009, we had approximately $0.56 million in cash and cash equivalents and a working capital deficit balance of approximately $1.7 million.  It will be necessary for us to raise additional funds in order to continue to conduct our business.  Our liquidity and capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, our ability to execute our current business plan and other factors.  Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. We are currently exploring additional sources of capital but there can be no assurances that any financing arrangement will be available in amounts and terms acceptable to us, especially given the market conditions that currently prevail.  If we are unable to secure additional capital, there is substantial doubt about our ability to continue as a going concern, and you may lose your entire investment in our company.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1
Senior Secured Convertible Promissory Note, dated March 30, 2009, by and between the Company and Brandt Ventures, GP.  Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009 (File Number 000-26285).

10.2
Senior Secured Convertible Promissory Note, dated March 30, 2009, by and between the Company and SAIL Venture Partners, LP. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009 (File Number 000-26285).

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

CNS Response, Inc.

Date: May 15, 2009		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)