Form 10-Q
period 2009-06-30
CNS RESPONSE, INC.
filed 2009-08-11
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009 or

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
Yes       ☐   No      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                              Yes ☐     No  ☒

As of July 31, 2009, the issuer had 28,872,476 shares of common stock, par value $.001 per share, issued and outstanding.

CNS RESPONSE, INC.

INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the nine months ended June 30,
	2009	2008	2009	2008
REVENUES
Laboratory Information Services	$26,700	$36,500	$86,300	$131,000
Clinical Services	133,700	196,400	441,900	377,000

	160,400	232,900	528,200	508,000

OPERATING EXPENSES
Cost of laboratory services revenues	30,700	34,200	99,800	131,600
Research and development	504,400	682,400	1,741,200	1,589,000
Sales and marketing	161,300	348,200	708,100	595,000
General and administrative	843,900	776,400	2,247,400	2,200,800

Total operating expenses	1,540,300	1,841,200	4,796,500	4,516,400

OPERATING LOSS	(1,379,900)	(1,608,300)	(4,268,300)	(4,008,400)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(126,300)	13,000	(129,900)	97,200
Financing premium (expense)	(90,000)	-	(90,000)	-

Total other income (expense)	(216,300)	13,000	(219,900)	97,200

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,596,200)	(1,595,300)	(4,488,200)	(3,911,200)
Income taxes	4,300	600	7,200	1,400

NET LOSS	$(1,600,500)	$(1,595,900)	$(4,495,400)	$(3,912,600)

NET LOSS PER SHARE:
Basic	$(0.06)	$(0.06)	$(0.18)	$(0.15)
Diluted	$(0.06)	$(0.06)	$(0.18)	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	25,782,277	25,299,547	25,460,457	25,299,547
Diluted	25,782,277	25,299,547	25,460,457	25,299,547

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$748,300	$1,997,000
Accounts receivable (net of allowance for doubtful accounts of $11,600 (unaudited) as of June 30, 2009 and $17,200 as of September 30, 2008)	102,800	98,200
Prepaid and other	201,400	189,400
Total current assets	1,052,500	2,284,600

Other assets	24,000	28,700
Goodwill	320,200	320,200

TOTAL ASSETS	$1,396,700	$2,633,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable (including amounts due to related parties of $6,000 (unaudited) as of June 30, 2009 and $6,800 as of September 30, 2008)	$772,900	$335,700
Accrued liabilities	261,400	207,500
Funds pending exercise of options (related party)	280,500	-
Deferred compensation (including $ 77,700 (unaudited) and $107,000 to related parties as of June 30, 2009 and September 30, 2008 respectively)	216,100	264,900
Accrued patient costs	524,200	397,500
Accrued consulting fees	66,900	67,600
Accrued interest	12,100	42,600
Convertible promissory notes	-	50,000
Secured Convertible promissory notes net of discounts $950,500 ($700,000 is due to related parties)	839,500	-
Current portion of long-term debt	94,000	88,500
Total current liabilities	3,067,600	1,454,300

LONG –TERM LIABILITIES
Note payable to officer	48,900	118,600
Capital lease	6,100	7,700
Total long term liabilities	55,000	126,300

COMMITMENTS AND CONTINGENCIES	-	-
TOTAL LIABILITIES	3,122,600	1,580,600
Stockholders’ equity (deficit):
Common stock, $0.001 par value; authorized, 750,000,000 shares, issued and outstanding, 25,299,547 shares and 1,448,189 exercised warrants as of June 30, 2009 and 25,299,547 shares as of September 30, 2008	26,700	25,300
Additional paid-in capital	19,416,500	17,701,300
Accumulated deficit	(21,169,100)	(16,673,700)
Total stockholders’ equity (deficit)	(1,725,900)	1,052,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,396,700	$2,633,500

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,495,400)	$(3,912,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,700	90,600
Amortization of note discount	107,500	-
Stock-based compensation	644,200	837,500
Write-off of doubtful accounts	22,700	-
Write-off of deferred offering costs	-	42,900
Changes in operating assets and liabilities:
Accounts receivable	(27,300)	17,000
Prepaids and other current assets	(12,000)	(137,400)
Accounts payable	437,200	20,800
Accrued liabilities	113,400	4,900
Deferred compensation	(48,800)	185,800
Accrued consulting fees	(700)	(23,200)
Accrued patient costs	126,700	317,600
Net cash used in operating activities	(3,125,800)	(2,556,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in other assets	(2,000)	(40,200)
Cash for acquisition, including transaction costs of $43,700	-	(11,600)
Net cash used in investing activities	(2,000)	(51,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from Secured Convertible notes	1,700,000	-
Repayment of notes	(114,400)	(40,700)
Repayment of lease	(1,400)	-
Funds pending exercise of options	280,500	-
Cash from exercise of warrants	14,400	-
Deferred offering costs	-	(22,900)
Net cash from (used in ) financing activities	1,879,100	(63,600)

Net decrease in cash	(1,248,700)	(2,671,500)
Cash, beginning of period	1,997,000	5,790,100
Cash, end of period	$748,300	$3,118,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Interest	$61,500	$10,300
Income taxes	$7,200	$1,400
Fair value of note payable to officer for acquisition	-	$265,900
Fair value of equipment acquired through a lease	-	$10,500

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended June 30, 2009	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2008	25,299,547	$25,300	$17,701,300	$(16,673,700)	$1,052,900
Exercise of $0.01 warrants in June, 2009	1,448,189	1,400	13,000		14,400
Issuance of 3,433,333 warrants associated with bridge financings valued at	-	-	1,058,000	-	1,058,000
Stock- based compensation	-	-	644,200	-	644,200
Net loss for the nine months ended June 30, 2009	-	-	-	(4,495,400)	(4,495,400)
Balance at June 30, 2009	26,747,736	$26,700	$19,416,500	$(21,169,100)	$(1,725,900)

For the nine months ended June 30, 2008	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2007	25,299,547	$25,300	$16,630,000	$(11,302,200)	$5,353,100
Stock- based compensation	-	-	837,500	-	837,500
Net loss for the nine months ended June 30, 2008	-	-	-	(3,912,600)	(3,912,600)
Balance at June 30, 2008	25,299,547	$25,300	$17,467,500	$(15,214,800)	$2,278,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

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

Basis of Presentation

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries CNS Response, Inc., a California corporation (“CNS California”), Colorado CNS Response, Inc., a Colorado corporation, and NTC.  Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2009 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The September 30, 2008 balance sheet was derived from our audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements and the related notes should be read in conjunction with our financial statements and notes for the year ended September 30, 2008 which are included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on January 13, 2009.

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

The results of operations for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2009.

Fair Value of Financial Instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments” defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

The Company also analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The Company adopted SFAS 157, “Fair Value Measurements” on January 1, 2008. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2   inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

During the quarter ended June 30, 2009, the Company sold promissory notes in an aggregate principal amount of $1,200,000 to certain investors as more fully described in Note 2 below.  In order to induce the investors to purchase the notes, the Company issued to the investors an aggregate of 3,433,333 warrants to purchase its common stock.  The fair value of the 3,433,333 warrants issued in conjunction with the promissory notes were determined using the Black-Scholes Model, defined as level 2 inputs, and recorded as discount on notes on the balance sheet.

As of June 30, 2009, the outstanding principal of the convertible promissory notes amounted to $1,700,000, and the carrying value of the convertible notes amounted to $749,500.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value as of June 30, 2009	Fair Value Measurements at June 30, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Convertible promissory notes	$749,500		$1,080,000

Except for promissory notes payable, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP 107-1 did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Event, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this statement did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s financial statements.

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

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2008, one note issued by CNS California with a principal balance of $49,950 was outstanding. In May, 2009 the company entered into a settlement and release agreement with this note holder and fully repaid the promissory note and accrued interest on June 30, 2009.

On March 30, 2009, the Company executed two senior secured convertible promissory notes each in the principal amount of $250,000 with Brandt Ventures, GP (“Brandt”) and SAIL Venture Partners, LP (“SAIL”).  Leonard Brandt, a member of the Company’s board of directors and the Company’s former Chief Executive Officer, is the general partner of Brandt and David Jones, also a member of the Company’s board of directors, is a managing partner of SAIL.

These notes accrue interest at the rate of 8% per annum and are due and payable upon a declaration by the note holder(s) requesting repayment, unless sooner converted into shares of the Company’s common stock (as described below), upon the earlier to occur of: (i) June 30, 2009 or (ii) an Event of Default (as defined in the notes), which includes the default that occurred as a result of Mr. Brandt no longer serving as the Company’s Chief Executive Officer effective as of April 10, 2009.  The notes are secured by a lien on substantially all of the assets (including all intellectual property) of the Company.  In the event of a liquidation, dissolution or winding up of the Company, unless Brandt and/or Sail informs the Company otherwise, the Company shall pay such investor an amount equal to the product of 250% multiplied by the principal and all accrued but unpaid interest outstanding on the note.

In concert with an equity financing transaction of at least $1,500,000 (excluding any and all other debt that is converted), the principal and all accrued, but unpaid interest outstanding under the notes shall be automatically converted into the securities issued in the equity financing by dividing such amount by 90% of the per share price paid by the investors in such financing.

On May 14, 2009, CNS Response Inc. entered into a Bridge Note and Warrant Purchase Agreement with SAIL.  David B. Jones, a member of the Company’s board of directors, is a managing partner of SAIL.

Pursuant to the Purchase Agreement, on May 14, 2009, SAIL purchased a Secured Promissory Note in the principal amount of $200,000 from the Company.  In order to induce SAIL to purchase the note, the Company issued to SAIL a warrant to purchase up to 100,000 shares of the Company’s common stock at a purchase price equal to $0.25 per share.  The warrant expires on the earlier to occur of May 31, 2016 or a change of control of the Company.

The Purchase Agreement also provides that, at any time on or after June 30, 2009, and provided that certain conditions are satisfied by the Company, SAIL will purchase from the Company a second Secured Convertible Promissory Note in the principal sum of $200,000 and will be issued a second warrant identical in terms to the warrant described above.  The aforementioned conditions include the Company entering into a term sheet in which investors commit to participate in an equity financing by the Company of not less than $2,000,000 (excluding any and all other debt that are to be converted).

The notes issued or issuable pursuant to the Purchase Agreement accrue interest at the rate of 8% per annum and are due and payable, unless sooner converted into shares of the Company’s common stock (as described below), upon the earlier to occur of: (i) a declaration by SAIL on or after June 30, 2009 or (ii) an Event of Default as defined in the notes.  The note(s) are secured by a lien on substantially all of the assets (including all intellectual property) of the Company.  In the event of a liquidation, dissolution or winding up of the Company, unless SAIL informs the Company otherwise, the Company shall pay SAIL an amount equal to the product of 250% multiplied by the principal and all accrued but unpaid interest outstanding on the note(s).

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the event the Company consummates an equity financing transaction of at least $1,500,000 (excluding any and all other debt that is converted), then the principal and all accrued, but unpaid interest outstanding under the note(s) shall be automatically converted into the securities issued in the equity financing by dividing such amount by 85% of the per share price paid by the investors in such financing.

In addition, in the event the Company issues preferred stock that is not part of an equity financing described above, SAIL may, at its option, convert the principal and all accrued, but unpaid interest outstanding under the note(s) into preferred stock by dividing such amount by 85% of the per share price paid by the purchasers’ of the Company’s preferred stock.

On June 12, 2009, the Company entered into a Bridge Note and Warrant Purchase Agreement with Mr. John Pappajohn (“Pappajohn”).

Pursuant to the Purchase Agreement, on June 12, 2009, Pappajohn purchased a Secured Convertible Promissory Note in the principal amount of $1,000,000 from the Company.  In order to induce Pappajohn to purchase the note, the Company issued to Pappajohn a warrant to purchase up to 3,333,333 shares of the Company’s common stock at a purchase price equal to $0.30 per share.  The warrant expires on June 30, 2016.

The note issued pursuant to the Purchase Agreement provides that the principal amount of $1,000,000 together with a single Premium Payment of $90,000 which is due and payable, unless sooner converted into shares of the Company’s common stock (as described below), upon the earlier to occur of: (i) a declaration by Pappajohn on or after June 30, 2010 or (ii) an Event of Default as defined in the note.  The note is secured by a lien on substantially all of the assets (including all intellectual property) of the Company.  In the event of a liquidation, dissolution or winding up of the Company, unless Pappajohn informs the Company otherwise, the Company shall pay Pappajohn an amount equal to the product of 250% multiplied by the then outstanding principal amount of the note and the Premium Payment.

In the event the Company consummates an equity financing transaction of at least $1,500,000 (excluding any and all other debt that is converted), the then outstanding principal amount of the note (but excluding the Premium Payment, which will be repaid in cash at the time of such equity financing) shall be automatically converted into the securities issued in the equity financing by dividing such amount by the per share price paid by the investors in such financing.

3.           STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of June 30, 2009, the Company is authorized to issue 750,000,000 shares of common stock of which 26,747,736 shares were issued and outstanding.

As of June 30, 2009, CNS California is authorized to issue 100,000,000 shares of two classes of stock, 80,000,000 of which are designated as common shares and 20,000,000 of which are designated as preferred shares.

As of June 30, 2009, Colorado CNS Response, Inc. is authorized to issue 1,000,000 shares of common stock.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2009, Neuro-Therapy Clinic, P.C., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue ten thousand (10,000) shares of common stock, no par value per share.

Stock-Option Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO)), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the board of directors. A total of 10 million shares of stock are reserved for issuance under the 2006 Plan.  As of June 30, 2009, there were 8,786,754 options and 183,937 restricted shares outstanding under the 2006 Plan and 1,029,309 shares available for issuance of awards.

The 2006 Plan provides that in any calendar year, no eligible employee or director shall be granted an award to purchase more than 3 million shares of stock. The option price for each share of stock subject to an option shall be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO; provided, however, if the option is an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO shall be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term is five years from the date of grant. ISOs may be granted only to eligible employees. The Company has adopted SFAS No. 123R (revised 2004), “Share-Based Payment”, and related interpretations. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The Company estimates the fair value of each option on the grant date using the Black-Scholes model.  No options were granted during the 3 months ended June 30, 2009.

The expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award.  Stock-based compensation expense included in the accompanying statements of operations for the three and nine months ended June 30, 2009 and 2008 are as follows:

	For the three months ended June 30,
	2009	2008
Operations	$4,000	$4,000
Research and development	65,200	68,900
Sales and marketing	27,000	46,300
General and administrative	106,500	136,000
Total	$202,700	$255,200

	For the nine months ended June 30,
	2009	2008
Operations	$12,100	$12,000
Research and development	195,600	255,500
Sales and marketing	107,000	46,300
General and administrative	329,500	523,700
Total	$644,200	$837,500

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total unrecognized compensation expense as of June 30, 2009 amounted to $1,295,900.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2008	8,964,567	$0.60
Granted	24,000	$0.51
Exercised	-	-
Forfeited	(257,813)	$0.51
Outstanding at December 31, 2008	8,730,754	$0.61
Granted	56,000	$0.40
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2009	8,786,754	$0.60
Granted	-	-
Exercised	-	-
Forfeited	-
Outstanding at June 30, 2009	8,786,754	$0.60

Weighted average of fair value of options granted during:
9 months ended June 30, 2009		$0.49

On June 19, 2009, Mr. Brandt, the former CEO and a current director of the Company, paid the Company $280,500 to exercise 2,124,740 non-statutory qualified options at $0.132 per share.  When exercising non-statutory options it is stipulated that ordinary income is recognized equal to the spread between the fair market value of the purchased shares on the date of exercise and the exercise price.  Additionally, it is required that withholding taxes on this recognized income are paid at the time of exercising non-statutory options.  Therefore, the exercise of these options cannot be completed until the associated withholding taxes are paid; consequently the funds received from Mr. Brandt are shown as a liability pending the perfected exercise of these options.  The withholding taxes were subsequently paid and on July 31, 2009 the aforementioned 2,124,740 shares were issued.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of options outstanding at June 30, 2009:

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

During the quarter ended June 30, 2009, warrants to purchase 100,000 shares of common stock were issued to SAIL Venture Partners LP at an exercise price of $0.25 and expiration date of May 31, 2016.  Additionally, warrants to purchase 3,333,333 shares of common stock were issued to Mr. Pappajohn at an exercise price of $0.30 and an expiration date of June 30, 2016.  Both sets of warrants were issued in conjunction with the bridge financings described in Note 2.  These warrants were valued using the Black-Scholes model at a combined $1,058,000, which value will be amortized to interest expense over the terms of their associated promissory notes.  At June 30, $107,500 was recognized as interest leaving a remaining balance of $950,500 which is shown as a discount to the secured convertible debt.

During the quarter ended June 30, 2009, warrants to purchases 1,448,189 shares of common stock at an exercise price of $0.01 per share were exercised.

 At June 30, 2009, warrants to purchase 8,884,497 shares of the Company’s common stock were outstanding with exercise prices ranging from $0.01 to $1.812 with a weighted average exercise price of $0.92.  The warrants expire at various times through 2017.

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

5. LONG-TERM DEBT

During the year ended September 30, 2008 the Company issued a note payable to an officer in connection with the acquisition of NTC (see Note 4).  The note is non-interest bearing and the Company determined its fair value by imputing interest at an annual rate of 8%.  As of September 30, 2008 and June 30, 2009 the note had an outstanding principal balance in the amount of $205,300 and $140,900, respectively.

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

The following tables show operating results for the Company’s reportable segments, along with reconciliation from segment gross profit to (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:

	Three Months ended June 30, 2009
	Laboratory Information Services	Clinic	Eliminations	Total
Revenues	$32,000	$133,700	$(5,300)	$160,400

Operating expenses:
Cost of revenues	30,700	5,300	(5,300)	30,700
Research and development	504,400	-	-	504,400
Sales and marketing	159,600	1,700	-	161,300
General and administrative	659,500	184,400	-	843,900
Total operating expenses	$1,354,200	$191,400	$(5,300)	$1,540,300

Loss from operations	$(1,322,200)	$(57,700)	$-	$(1,379,900)

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended June 30, 2009
	Laboratory Information Services	Clinic	Eliminations	Total
Revenues	$98,800	$463,400	$(34,000)	$528,200

Operating expenses:
Cost of revenues	99,800	12,500	(12,500)	99,800
Research and development	1,741,200	-	-	1,741,200
Sales and marketing	702,500	5,600	-	708,100
General and administrative	1,767,100	501,800	(21,500)	2,247,400
Total operating expenses	$4,310,600	$519,900	$(34,000)	$4,796,500

Loss from operations	$(4,211,800)	$(56,500)	$-	$(4,268,300)

The following table includes selected segment financial information as of June 30, 2009, related to goodwill and total assets:

	Laboratory Information Services	Clinic	Total

Goodwill	$320,200	$-	$320,200

Total assets	$1,354,300	$42,400	$1,396,700

7.	EARNINGS PER SHARE

In accordance with SFAS 128, “Computation of Earnings Per Share,” basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three and nine months ended June 30, 2009 and 2008, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months and nine months ended June 30, 2009 and 2008 are as follows:

For the three months ended June 30,	2009	2008
Net loss for computation of basic net loss per share	$(1,600,500)	$(1,595,900)
Net loss for computation of dilutive net loss per share	$(1,600,500)	$(1,595,900)

Basic net loss per share	$(0.06)	$(0.06)

Diluted net loss per share	$(0.06)	$(0.06)

Basic weighted average shares outstanding	25,782,277	25,299,547
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	25,782,277	25,299,547

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended June 30,	2009	2008
Net loss for computation of basic net loss per share	$(4,495,400)	$(3,912,600)
Net loss for computation of dilutive net loss per share	$(4,495,400)	$(3,912,600)

Basic net loss per share	$(0.18)	$(0.15)

Diluted net loss per share	$(0.18)	$(0.15)

Basic weighted average shares outstanding	25,460,457	25,299,547
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	25,460,457	25,299,547

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:

For the three months ended June 30,	2009	2008
Convertible debt	-	4,995,000
Warrants	7,594,401	6,899,353
Options	8,869,545	8,959,533

For the nine months ended June 30,	2009	2008
Convertible debt	-	4,995,000
Warrants	7,131,036	6,899,353
Options	8,885,551	8,510,578

As detailed in Note 2, convertible secured notes totaling $1,700,000 and any accrued interest may be automatically converted to common stock in concert with a future equity financing transaction of at least $1,500,000.  The number of automatically converted shares issued will be determined by dividing the amount of the secured notes and interest by the per share price paid by the investors in such financing, less any stipulated discount on conversion.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

Background

Leonard Brandt, who currently serves as one of five company directors, served as the Company’s Chairman and CEO over the past three years until his dismissal by the Company’s board of directors on April 10, 2009.  Mr. Brandt is also a significant securityholder of the Company, claiming beneficial ownership of 9,838,777 shares of common stock, representing approximately 32.5% of the Company’s issued and outstanding common stock.  Mr. Brandt also holds a promissory note in the amount of $250,000, which note is secured by all of the Company’s assets, making Mr. Brandt and another note holder the co-holders of a first lien on all of the Company’s assets, with collateral coverage equal to 250% of the principal amount of the debt owed, as further described in Note 2 above.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 19, 2009, Mr. Brandt, his children and EAC Investment, Inc. (“EAC”) (Mr. Brandt, his children and EAC are collectively referred to herein as the “25% Stockholder Group”) sent notice to the Company of their intention to call a special meeting of stockholders in lieu of an annual meeting at which directors would be elected.  (Under the Company’s bylaws, holders of one-quarter of the outstanding stock may call a special meeting; the Company contests whether this includes a special meeting in lieu of an annual meeting).  Subsequently, Mr. Brandt mailed to the Company’s stockholders a notice of special meeting to be held on June 30, 2009, and then made an additional mailing of a notice that changed the date of the special meeting to July 3, 2009. Subsequently, Mr. Brandt send out another mailing to Company Stockholders announcing his attempt to call another special meeting on August 17, 2009. The Company is not aware of any other written communications sent by Mr. Brandt or on his behalf to the Company’s stockholders generally.  Mr. Brandt then attempted to call the meeting on July 3, July 12, July 21 and July 30, and in each instance, because there was no quorum present for the conduct of business, he purportedly adjourned the meeting to a later date.  He now plans to attempt to reconvene the meeting on August 17, 2009.  The Company’s position is that those meetings have not been properly noticed, called or adjourned and, therefore, any action taken at any meeting or reconvened meeting relating to those notices, purported meetings or purported adjournments would not be valid under the Company’s certificate of incorporation, bylaws or the DGCL.

The board of directors has scheduled an annual meeting of stockholders for September 29, 2009 and has set a record date of August 27, 2009.  The board believes that this will provide sufficient time for the preparation and filing of proxy materials with the Securities and Exchange Commission and the solicitation of proxies from stockholders. The board of directors also has set a record date of August 27, 2009 for any special meeting of stockholders called by Mr. Brandt and for any consent solicitation conducted by Mr. Brandt pursuant to definitive proxy materials and/or consent solicitation materials filed by Mr. Brandt with the Securities and Exchange Commission.

Related Litigation

On June 26, 2009, the Company filed an action in the Delaware Court of Chancery against Mr. Brandt seeking equitable relief to prevent Mr. Brandt from calling a special meeting of stockholders.  On June 30, attorneys for the Company and Mr. Brandt appeared before the court for oral argument of the Company’s motion and the Chancellor ruled in favor of Mr. Brandt, denying the Company’s motion to restrain Mr. Brandt from calling that meeting.

On July 2, 2009, the Company filed an action in the United States District Court for the Central District of California against Mr. Brandt and certain others. The Company’s complaint alleges a variety of violations of federal securities laws, including anti-fraud based claims under Rule 14a-9, solicitation of proxies in violation of the filing and disclosure dissemination requirements of Regulation 14A, and material misstatements and omissions in and failures to promptly file amendments to Schedule 13D.  As part of the lawsuit, the Company is seeking an injunction enjoining the use of proxies and written consents that Mr. Brandt or the other defendants have obtained in violation of law, an injunction or declaratory judgment declaring all of the proxies obtained by Mr. Brandt to be invalid, an injunction against further unlawful proxy solicitation by the defendants, an injunction enjoining any further violations of Section 13(d) and 14(a) under the Securities Exchange Act of 1934 and ordering that remedial disclosures be filed, and damages in an amount to be determined.  On July 27, Mr. Brandt responded to the Company’s complaint by filing a motion to dismiss, which is now pending.

On July 31, 2009, Mr. Brandt filed an action in the Delaware Court of Chancery against the Company seeking access to the Company’s books and records under Section 220 of the Delaware General Corporation Law.   In particular, Mr. Brandt sought access to certain stockholder list materials which he needs in order to comply with section 222 of the DGCL requiring notice of an adjourned stockholder meeting currently scheduled for August 17, 2009, and in order to solicit proxies for that meeting.  In connection with the underlying section 220 action, Mr. Brandt filed a motion to expedite proceedings and an application for emergency injunctive relief, seeking a hearing on August 3 or August 4 with respect to his request to immediately order the Company to provide him access to the Company’s most recent stockholder list.  On August 3, the Court of Chancery declined to expedite the proceedings and denied Mr. Brandt’s application for emergency injunctive relief, and the section 220 action will now proceed on a normal schedule.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2009 the Company has incurred legal fees in excess of $200,000 in connection with the above matters.

Tax Assessments

In March 2009, the Company was made aware of two tax assessments related to prior periods.  The first was a Delaware Franchise Tax assessment for $74,400 pertaining to calendar years 2007 and 2008; this assessment has been paid in full.  The second was an IRS adjustment of $33,200 pertaining to the Company’s 2006 payroll taxes; this assessment is still being investigated and is fully accrued.

Lease Commitments

The Company leases its headquarters and Laboratory Information Services space under an operating lease. In May 2009, the Company entered into a new six-month lease for its headquarters at the same location expiring in November 2009 and requiring a monthly rent payment of $2,940.

The Company leases space for its Clinical Services operations under an operating lease. The base rental as of June 2009 through to the termination of the lease on February 28, 2010 is $6,021 per month.

The Company also sub-leases space for its Clinical Services operations on a month-to-month basis for $1,075 per month.

The Company leases a copier for $216 per month which it accounts for as a capital lease with an interest rate of 9% per year. The lease terminates in February 2013 at which time the copier can be purchased at fair value.

Future Minimum Lease Payment and Debt Maturities

At June 30, 2009, the estimated future minimum lease payment under non-cancelable operating and capital leases and debt maturities were as follows:

Years ending June 30,	Operating Leases	Bridge Financings	Capital Lease	Debt Maturities	Total
2010	$62,900	$1,790,000	$2,600	$100,000	$1,955,500
2011	-		2,600	50,000	52,600
2012	-		2,600	-	2,600
2013	-		1,700	-	1,700
Total	$62,900	$1,790,000	$9,500	$150,000	$2,012,400
Less interest	(1,700)	(80,000)	(1,400)	(9,100)	(92,200)
Net present value	61,200	$1,710,000	8,100	140,900	1,920,200
Less current portion	(61,200)	(1,710,000)	(2,000)	(92,000)	(1,865,200)
Long-term debt and lease obligation	$-	$-	$6,100	$48,900	$55,000

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

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the three and nine months ended June 30, 2009 and 2008. Except for historical information, the matters discussed in this management's discussion and analysis of financial condition and results of operation are “forward-looking statements” that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, the factors referred to under the caption “Risk Factors”  contained in Item 1A of each of our Annual Report on Form 10-K for the year ended September 30, 2008 and this Quarterly Report on Form 10-Q.

Overview

We are a life sciences company with two distinct business segments. Our Laboratory Information Services business, which we consider our primary business, is focused on the commercialization of a patented system that guides psychiatrists and other physicians to determine a proper treatment for patients with behavioral (psychiatric and/or addictive) disorders.  Our Clinical Services business operated by Neuro-Therapy Clinic, P.C. (“NTC”) is a full service psychiatric practice.

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

We view our Clinical Services business as secondary to our Laboratory Information Services business, and we have no current plans to materially expand this business.

Recent Developments

On April 10, 2009, our board of directors elected George Carpenter, at the time the President of the Company, to the position of Chief Executive Officer, and elected Daniel Hoffman, MD, at the time the Chief Medical Officer of the Company, to the additional position of President.   Leonard Brandt, the Company’s founder and original CEO, effective as of April 10, 2009 no longer serves as an officer of the Company, but remains on our board.

On May 14, 2009, we entered into a Bridge Note and Warrant Purchase Agreement with SAIL.  David B. Jones, a member of our board of directors, is a managing partner of SAIL.

Pursuant to the Purchase Agreement, on May 14, 2009 SAIL purchased a Secured Promissory Note in the principal amount of $200,000 from us.  In order to induce SAIL to purchase the note, we issued to SAIL a warrant to purchase up to 100,000 shares of our common stock at a purchase price equal to $0.25 per share.  The warrant expires on the earlier to occur of May 31, 2016 or a change of control of the company. (for further details please see Note 2 to the Financial Statements included elsewhere in this Current Report on Form 10-Q).

On June 12, 2009, we entered into a Bridge Note and Warrant Purchase Agreement with Mr. John Pappajohn (“Pappajohn”).

Pursuant to the Purchase Agreement, on June 12, 2009, Pappajohn purchased a Secured Convertible Promissory Note in the principal amount of $1,000,000 from the Company.  In order to induce Pappajohn to purchase the note, the Company issued to Pappajohn a warrant to purchase up to 3,333,333 shares of the Company’s common stock at a purchase price equal to $0.30 per share.  The warrant expires on June 30, 2016 (for further details please see Note 2 to the Financial Statements included elsewhere in this Current Report on Form 10-Q).

Leonard Brandt’s Attempt to Hold a Special Meeting of Stockholders

Leonard Brandt, who currently serves as one of five company directors, served as our Chairman and CEO over the past three years until his dismissal by our board of directors on April 10, 2009.  Mr. Brandt is also a significant securityholder of the company, claiming beneficial ownership of 9,838,777 shares of common stock, representing approximately 32.5% of our issued and outstanding common stock.  Mr. Brandt also holds a promissory note in the amount of $250,000, which note is secured by all of the company’s assets, making Mr. Brandt and another note holder the co-holders of a first lien on all of our assets, with collateral coverage equal to 250% of the principal amount of the debt owed, as further described in Note 2 to the Financial Statements.

On June 19, 2009, Mr. Brandt, his children and EAC Investment, Inc. (“EAC”) (Mr. Brandt, his children and EAC are collectively referred to herein as the “25% Stockholder Group”) sent notice to the company of their intention to call a special meeting of stockholders in lieu of an annual meeting at which directors would be elected.  (Under our bylaws, holders of one-quarter of the outstanding stock may call a special meeting; we contest whether this includes a special meeting in lieu of an annual meeting).  Subsequently, Mr. Brandt mailed to our stockholders a notice of special meeting to be held on June 30, 2009, and then made an additional mailing of a notice that changed the date of the special meeting to July 3, 2009. Subsequently, Mr. Brandt send out another mailing to Company Stockholders announcing his attempt to call another special meeting on August 17, 2009. We are not aware of any other written communications sent by Mr. Brandt or on his behalf to our stockholders generally.  Mr. Brandt then attempted to call the meeting on July 3, July 12, July 21 and July 30, and in each instance, because there was no quorum present for the conduct of business, he purportedly adjourned the meeting to a later date.  He now plans to attempt to reconvene the meeting on August 17, 2009.  The company’s position is that those meetings have not been properly noticed, called or adjourned and, therefore, any action taken at any meeting or reconvened meeting relating to those notices, purported meetings or purported adjournments would not be valid under the company’s certificate of incorporation, bylaws or the DGCL.

The board of directors has scheduled an annual meeting of stockholders for September 29, 2009 and has set a record date of August 27, 2009.  The board believes that this will provide sufficient time for the preparation and filing of proxy materials with the Securities and Exchange Commission and the solicitation of proxies from stockholders.  The board of directors also set a record date of August 27, 2009 for any special meeting of stockholders called by Mr. Brandt and for any consent solicitation conducted by Mr. Brandt pursuant to definitive proxy materials and/or consent solicitation materials filed by Mr. Brandt with the Securities and Exchange Commission.

Related Litigation

On June 26, 2009, we filed an action in the Delaware Court of Chancery against Mr. Brandt seeking equitable relief to prevent Mr. Brandt from calling a special meeting of stockholders.  On June 30, attorneys for the company and Mr. Brandt appeared before the court for oral argument of the company’s motion and the Chancellor ruled in favor of Mr. Brandt, denying our motion to restrain Mr. Brandt from calling that meeting.

On July 2, 2009, we filed an action in the United States District Court for the Central District of California against Mr. Brandt and certain others. Our complaint alleges a variety of violations of federal securities laws, including anti-fraud based claims under Rule 14a-9, solicitation of proxies in violation of the filing and disclosure dissemination requirements of Regulation 14A, and material misstatements and omissions in and failures to promptly file amendments to Schedule 13D.   As part of the lawsuit, we are seeking an injunction enjoining the use of proxies and written consents that Mr. Brandt or the other defendants have obtained in violation of law, an injunction or declaratory judgment declaring all of the proxies obtained by Mr. Brandt to be invalid, an injunction against further unlawful proxy solicitation by the defendants, an injunction enjoining any further violations of Section 13(d) and 14(a) under the Securities Exchange Act of 1934 and ordering that remedial disclosures be filed, and damages in an amount to be determined.  On July 17, Mr. Brandt responded to the Company’s complaint by filing a motion to dismiss, which is now pending.

On July 31, 2009, Mr. Brandt filed an action in the Delaware Court of Chancery against us seeking access to our books and records under Section 220 of the DGCL.   In particular, Mr. Brandt sought access to certain stockholder list materials which he needs in order to comply with section 222 of the DGCL requiring notice of an adjourned stockholder meeting currently scheduled for August 17, 2009, and in order to solicit proxies for that meeting.  In connection with the underlying section 220 action, Mr. Brandt filed a motion to expedite proceedings and an application for emergency injunctive relief, seeking a hearing on August 3 or August 4 with respect to his request to immediately order the company to provide Mr. Brandt access to its most recent stockholder list.  On August 3, the Court of Chancery declined to expedite the proceedings and denied Mr. Brandt’s application for emergency injunctive relief, and the section 220 action will now proceed on a normal schedule.

As of June 30, 2009 the Company has incurred legal fees in excess of $200,000 in connection with the above matters.

Business operations

Since our inception, we have generated significant net losses. As of June 30, 2009, we had an accumulated deficit of $21.2 million. We incurred operating losses of $5.4 million for the fiscal year ended September 30, 2008.  For the nine months ended June 30, 2009 and 2008 we incurred losses of $4.5 million and $3.9 million respectively.  We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, scale up of our commercial organization, and other general corporate purposes.  Research and development projects include the completion of clinical trials which are essential to validate the efficacy of our products and services relating to our rEEG technology across different types of behavioral disorders, the enhancement of the CNS Database and, to a lesser extent, the application of rEEG to pharmaceutical development.

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

Results of Operations for the three months ended June 30, 2009 and 2008

As earlier described, we operate in two business segments: Laboratory Information Services and Clinical Services.  Our Laboratory Information Services business focuses on the delivery of reports (“rEEG Reports”) that assist physicians with treatment strategies for patients with behavioral (psychiatric and/or addictive) disorders based on the patient's own physiology. Our Clinical Services business operated through NTC provides full service psychiatric services.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Revenues	100%	100%
Cost of revenues	19	15
Gross profit	81	85
Research and development	314	293
Sales and marketing	101	150
General and administrative expenses	526	333
Operating loss	(860)	(691)
Other income (expense), net	(138)	6
Net income (loss)	(998)%	(685)%

Revenues

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percent Change

Laboratory Service Revenues	$26,700	$36,500	(27)%
Clinical Service Revenues	133,700	196,400	(32)%
Total Revenues	$160,400	$232,900	(31)%

With respect to our Laboratory Information Services business, the number of non-clinical study related rEEG Reports delivered for the period decreased from 103 in 2008 to 69 in 2009 while the average price per report increased from approximately $350 in 2008 to $387 (clinical study related rEEG reports are provided free of charge).  We do not expect to drive broader adoption of reports based on our rEEG technology until the completion of our multi-site clinical study to validate the efficacy of our products.  Accordingly, we anticipate that Laboratory Services Revenues will not increase substantially in the current fiscal year.

Our Clinical Services revenue is as a result of patient billings for psychiatric services rendered.   Revenues declined by $62,700 in the third quarter of 2009 versus the same period in 2008 because of a reduction in the volume of patients treated as a result of a reduction in the number of psychiatrists on staff.  Currently, we do not plan to materially expand our Clinical Services business, and therefore we do not anticipate a significant increase in revenues generated by this business segment.

Cost of Revenues

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percent Change

Cost of Laboratory Information Services revenues	$30,700	$34,200	(10)%

Cost of Laboratory Information Services revenues consists of payroll costs, consulting costs, and other miscellaneous charges.  Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report.  For the quarter ended June 30, 2009, cost of revenues consisted primarily of payroll costs (including stock-based compensation costs) of $24,600 and consulting fees of $5,900. For the quarter ended June 30, 2008, cost of revenues included payroll costs (including stock based compensation costs) of $22,400, and consulting fees of $11,600.  Consulting fees decreased in 2009 due to the lower number of rEEG Reports delivered and also due to our in-house capabilities which reduced the need for consulting services. Since we do not expect to drive broader adoption of reports based on our rEEG technology until the completion of our multi-site clinical study to validate the efficacy of our products, we anticipate that Cost of Laboratory Information Services Revenues will not increase substantially in the current fiscal year. However, we ultimately expect cost of revenues to increase as we deliver more rEEG Reports, but decrease as a percentage of revenues as operating efficiencies improve.

Research and Development

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percent Change

Laboratory Information Services research and development	$504,400	$682,400	(26)%

Research and development expenses consist of clinical studies, projects for training doctors associated with our research studies, patent costs, consulting fees, payroll costs (including stock-based compensation costs), expenses related to database enhancements and maintenance, and other miscellaneous costs.  Research and development costs for the quarter ended June 30, 2009 primarily consisted of the following: patient costs of $204,400 associated with our studies to prove the efficacy of our technology; payroll and benefit costs (including stock based compensation) of $198,400; patent costs of $23,600; recruiting costs of $28,100; consultant costs of $33,100; database costs of $3,200; and conference and travel costs of $3,200.  For the comparable period for 2008, research and development costs included: patient costs of $342,500, payroll costs of $201,900, patent costs of $26,800, recruiting costs of $25,300, consultant costs of $63,000, database costs of $6,100 and conference and travel costs of $3,700.

Comparing the three month period ended June 30, 2009 with the same period in 2008, patient costs decreased by $138,100 as the clinical study reached its recruitment goal during the quarter whereas in the comparable period in 2008, we incurred higher costs as we were initiating the study.  Similarly, consulting costs for the 2009 quarter declined by $29,900 as we neared completion of the study.

Sales and marketing

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percent Change
Sales and Marketing
Laboratory Information Services	$159,600	$330,500	(52)%
Clinical Services	1,700	17,700	(90)%
Total Sales and Marketing	$161,300	$348,200	(54)%

Sales and marketing expenses associated with our Laboratory Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees and conference and travel expenses.  These expenses for the quarter ended June 30, 2009 primarily consisted of the following: payroll and benefit costs of $137,000, advertising and marketing costs of $8,400, consulting costs of $6,600 and conferences and travel expenses of $4,300. For the comparable period in 2008 sales and marketing costs consisted of the following: payroll and benefit costs of $137,700, advertising and marketing costs of $10,800, consulting costs of $106,900 and conferences and travel expenses of $58,100.

Comparing the three month period ended June 30, 2009 with the same period in 2008, consulting fees decreased by $100,300 due to costs associated with an economic impact study undertaken in 2008 that did not recur in 2009 and conference and travel expenses decreased by $53,800 as a result of a reduced need to travel and as a result of cost cutting efforts.

The Clinical Services sales and marketing expenses consists of advertising to attract patients to the clinic.  Sales and marketing costs in 2008 included the setup and design of the clinic’s website; these costs did not recur in 2009.

We anticipate a moderate increase in marketing expenditure to support our Clinical Services business in the future, which expenditures will be tailored based on the knowledge we have acquired in attracting patients to our clinical trials.

General and administrative

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percent Change
General and administrative
Laboratory Information Services	$659,500	$528,800	25%
Clinical Services	$184,400	247,600	(26)%
Total General and administrative	$843,900	$776,400	9%

General and administrative expenses for our Laboratory Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal, other professional and consulting fees, occupancy costs, insurance, conference and travel and miscellaneous costs.  For the quarter ended June 30, 2009, General and Administrative costs consisted of salaries and benefit costs of $171,400; legal fees of $258,600 and other professional and consulting fees of $122,000; occupancy costs of $13,400, insurance costs of $19,500 and conference and travel costs of $20,400.  Miscellaneous costs were $52,800 in the 2009 quarter. For the same period in 2008, General and Administrative costs consisted of the following: salaries and benefit costs of $300,700; legal fees of $59,100 and other professional and consulting fees of $59,800; occupancy costs of $15,800, insurance costs of $17,300 and conference and travel expenses of $10,000.  Miscellaneous costs for the 2008 quarter were $66,100.

With respect to our Laboratory Information Services business, in the quarter ended June 30, 2009 in comparison to the same period in 2008, payroll and benefit expenses declined by $129,300 as a result of staff reductions.  Consequently, professional and consulting fees increased by a net $62,200 as greater reliance was placed on consulting resources in the 2009 quarter.  Legal fees in the 2009 quarter increased by $199,500 largely in response to the actions discussed above taken by Leonard Brandt, our former CEO and current director of the company and also as a result of the closing of two bridge financing transactions in the quarter.  Conference and travel expenses increased in the 2009 quarter by $10,400 in association with our efforts to obtain bridge and additional financing.  Miscellaneous costs in the 2009 quarter included a write-off of doubtful accounts of $22,700 while the 2008 quarter included a write down of $42,900 related to offering costs of an unsuccessful effort to raise capital.

General and administrative expenses for our Clinical Services business include all costs associated with operating NTC.  This includes payroll costs, medical supply costs, occupancy costs and other general and administrative costs.  Costs fell in the quarter ended June 30, 2009 as compared to the comparable quarter in 2008 as select NTC staff worked on our clinical study, and consequently their associated costs are included in Laboratory Information Services expenses.

Interest income and financing expense

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percent Change

Laboratory Information Services (Expense), net	$(216,300)	$13,000	*
Clinical Services	-	-	*
Total interest income (expense)	$(216,300)	$13,000	*
* not meaningful

With respect to our Laboratory Information Services business, in the quarter ended June 30, 2009 we incurred $19,200 of interest expense on outstanding promissory notes and incurred a warrant discount charge of $107,500 associated with the bridge financings completed in the quarter. Additionally, a cost of $90,000 was incurred as a financing premium in connection with the promissory note issued to Pappajohn.  In the quarter, we also earned interest income of $400 from interest bearing accounts.  For the comparable period in 2008, interest income was $19,800 offset by interest expense of $6,800 due on promissory notes.

Net Loss

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percent Change

Laboratory Information Services net loss	$(1,541,400)	$(1,524,200)	1%
Clinical Services net loss	(59,100)	(71,700)	(18)%
Total Net Loss	$(1,600,500)	$(1,595,900)	0%

Net loss remained at 2008 levels for the three months ended June 30, 2009.  Although we experienced increases in legal fees within general and administration costs and increases in interest and financing fees for the Laboratory Information Services, these costs were offset by net decreases in research and development and sales and marketing costs.  We expect to incur net losses for the next few years as we continue to improve our rEEG technology by expanding our database, conducting additional clinical trials, and increasing marketing expenditures to commercialize our products.

Results of Operations for the nine months ended June 30, 2009 and 2008

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Nine months Ended June 30, 2009		Nine months Ended June 30, 2008

Revenues	100%		100%
Cost of revenues	19		26
Gross profit	81		74
Research and development	330		313
Sales and marketing	134		117
General and administrative expenses	425		433
Operating loss	(808)		(789)
Other income (expense), net	(43)		19
Net income (loss)	(851	) %	(770)%

Revenues

	Nine months Ended June 30, 2009	Nine months Ended June 30, 2008	Percent Change

Laboratory Service Revenues	$86,300	$131,000	(34)%
Clinical Service Revenues	441,900	377,000	17%
Total Revenues	$528,200	$508,000	4%

With respect to our Laboratory Information Services business, the number of non-clinical study related rEEG Reports delivered for the period decreased from 396 in 2008 to 222 in 2009 while the average price per report increased from approximately $350 in 2008 to $387 in 2009 (clinical study related rEEG reports are provided free of charge).  The reduction in the number of non-clinical study rEEG Reports delivered during the period was primarily due to the acquisition of NTC on January 11, 2008, which was our largest customer in 2007.  We do not expect to drive broader adoption of reports based on our rEEG technology until the completion of our multi-site clinical study to validate the efficacy of our products.  Accordingly, we anticipate that Laboratory Services Revenues will not increase substantially in the current fiscal year.

Our Clinical Services revenue is as a result of patient billings for psychiatric services rendered.  For the nine months ended June 30 2008, these revenues are for the period beginning January 11, 2008 (the date of acquisition of NTC) through June 30, 2008.  Currently, we do not plan to materially expand our Clinical Services business, and therefore we do not anticipate a significant increase in revenues generated by this business segment.

Cost of Revenues

	Nine months Ended June 30, 2009	Nine months Ended June 30, 2008	Percent Change

Cost of Laboratory Information Services revenues	$99,800	$131,600	(24)%

Cost of Laboratory Information Services revenues consists of payroll costs, consulting costs, and other miscellaneous charges.  Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report.  For the nine months ended June 30, 2009, cost of revenues consisted primarily of payroll costs (including stock-based compensation costs) of $75,500 and consulting fees of $22,300.  For the nine months ended June 30, 2008, cost of revenues consisted primarily of payroll costs (including stock based compensation costs) of $86,300, and consulting fees of $39,300.  Payroll costs decreased in 2009 due to a bonus award that was made in 2008 which did not recur in 2009.  Consulting fees decreased in 2009 due to the lower number of rEEG Reports delivered and also due to our in-house capabilities which reduced the need for consulting services.  Since we do not expect to drive broader adoption of reports based on our rEEG technology until the completion of our multi-site clinical study to validate the efficacy of our products, we anticipate that Cost of Laboratory Information Services Revenues will not increase substantially in the current fiscal year. However, we ultimately expect cost of revenues to increase as we deliver more rEEG Reports, but decrease as a percentage of revenues as operating efficiencies improve.

Research and Development

	Nine months Ended June 30, 2009	Nine months Ended June 30, 2008	Percent Change

Laboratory Information Services research and development	$1,741,200	$1,589,000	10%

Research and development expenses consist of clinical studies, projects for training doctors associated with our research studies, patent costs, consulting fees, payroll and benefit costs (including stock-based compensation costs), expenses related to database enhancements and maintenance, and other miscellaneous costs.  Research and development costs for the nine months ended June 30, 2009, primarily consisted of the following: patient costs of $777,600 associated with our studies to prove the efficacy of our technology; payroll and benefit costs of $594,600; patent costs of $112,700; recruiting costs of $152,400; consultant costs of $46,700; database costs of $12,800; and conference and travel costs of $9,000.  For the comparable period in 2008, research and development costs included: patient costs of $417,100, payroll costs of $656,900, patent costs of $93,500, recruiting costs of $102,800, consultant costs of $211,200, database costs of $31,300 and conference and travel costs of $41,700.

Comparing the nine month period ended June 30, 2009 with the same period in 2008, patient costs  increased by $360,500 due to the full implementation of our second, and larger, clinical trial in 2009.  Patient recruiting costs also increased by $49,600 in the 2009 period as efforts were increased to attract additional patients into the clinical trial and patent costs increased by $19,200 from the comparable period in 2008 due to increased legal fees associated with patent prosecution.  The aforementioned cost increases were offset by a decline in payroll costs of $62,300 in the 2009 period, as bonuses and stock-based compensation were reduced by $94,200 from their 2008 levels. Reliance on outside consultants also declined by $164,500 in the 2009 period as we completed the protocols for our clinical study and brought resources in-house.  In addition, the cost of database development declined by $18,500 in the 2009 period as the company implemented cost cutting measures.  Similarly, travel and meeting expenses declined by $32,700 as there was a reduced need for travel and as we attempted to preserve working capital.

Sales and marketing

	Nine months Ended June 30, 2009	Nine months Ended June 30, 2008	Percent Change
Sales and Marketing
Laboratory Information Services	$702,500	$574,100	22%
Clinical Services	5,600	20,900	(73)%
Total Sales and Marketing	$708,100	$595,000	19%

Sales and marketing expenses associated with our Laboratory Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees, computer services and conference and travel expenses.  Sales and marketing expenses for the nine months ended June 30, 2009, primarily consisted of the following: payroll and benefit costs of $457,900, advertising and marketing costs of $105,100, consulting costs of $74,200, computer service costs of $29,900 and conferences and travel costs of $25,500. For the comparable period in 2008 total sales and marketing costs consisted of the following: payroll and benefit costs of $228,900, advertising and marketing costs of $33,800, consulting costs of $205,800, computer service costs of $7,700 and conferences and travel costs of $73,100.

Comparing the nine month period ended June 30, 2009 with the same period in 2008, payroll and benefit costs increased by $229,000 in the 2009 period as a result of the hiring additional marketing personnel.  The hires reduced our need for consulting services relating to marketing, and consequently consulting fees for the period declined by $131,600. Advertising and marketing expenses increased by $71,300 in the period ended June 30, 2009 compared to the prior year period in an effort to recruit more patients into the clinical trial and to promote general awareness of the company in the marketplace.  Computer service costs increased $22,200 with the implementation of the Company’s CRM system and website developments, while conference and travel expenses declined by $47,600 as there was a reduced need to travel and as the company attempted to preserve working capital.

Clinical Services sales and marketing expenses consist of advertising in various media to attract patients to the clinic.  In 2008, these costs included the setup and design of the clinic’s website; these costs did not recur in 2009.  We anticipate a moderate increase in marketing expenditure to expand our Clinical Services business in the future, which expenditures will be tailored based on the knowledge we have acquired in attracting patients to our clinical trials.

General and administrative

	Nine months Ended June 30, 2009	Nine months Ended June 30, 2008	Percent Change
General and administrative
Laboratory Information Services	$1,745,600	$1,756,000	(1)%
Clinical Services	$501,800	444,800	13%
Total General and administrative	$2,247,400	$2,200,800	2%

General and administrative expenses for our Laboratory Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal costs, other professional and consulting fees, occupancy costs, insurance costs, computer service costs, dues and fees, conference and travel costs and other miscellaneous costs.  For the nine months ended June 30, 2009, general and administrative costs consisted of salaries and benefit costs of $627,000; legal fees of $390,000 and other professional and consulting fees of $368,300; occupancy costs of $40,000, insurance costs of $59,300; computer service costs of $9,400; dues and fees of $41,700 and conference and travel costs of $45,700. Miscellaneous costs were $181,700 for the 2009 period.  For the same period in 2008, general and administrative costs consisted of the following: salaries and benefit costs of $1,128,600; legal fees of $117,400 and other professional and consulting fees of $239,200; occupancy costs of $49,800, insurance costs of $58,800, computer service costs of $7,200, dues and fees of $30,200 and conference and travel expenses of $54,400.  Miscellaneous costs for the 2008 period were $69,700.

With respect to our Laboratory Information Services business, in the nine months ended June 30, 2009 in comparison to the same period in 2008, payroll and benefit expenses declined by $501,600 as a result of staff attrition and as a result of bonuses and option expenses incurred in the prior period that did not recur in 2009.  However, the decline in payroll and benefit expenses was offset by a net increase in professional and consulting fees of $129,100 in the period as greater reliance was placed on consulting resources.  Legal fees for the 2009 period increased by $272,600 compared to the same period in 2008 primarily as a result of the actions discussed above taken by Leonard Brandt, our former CEO and a current director of the company and also as a result of the closing of three bridge financing transactions in the period.  Miscellaneous expenses increased in the 2009 period by a net of $112,000 primarily as a result of a revised IRS assessment on 2006 payroll taxes, Delaware Franchise Tax assessments for calendar years 2007 and 2008 and a write down of doubtful debts in 2009.

General and administrative expenses for our Clinical Services business include all costs associated with operating NTC.  This includes payroll costs, medical supply costs, occupancy costs and other general and administrative costs.   Since NTC was acquired on January 11, 2008, the nine month period ended June 30, 2008 only includes General and Administrative expenses for NTC from the date of its acquisition, January 11, 2008 through June 30, 2008.  In comparison, the nine month period ended June 30, 2009 includes general and administrative expenses for NTC for the entire nine month period, as NTC was a wholly-owned subsidiary of the company throughout the period.

Interest income and financing expense

	Nine months Ended June 30, 2009	Nine months Ended June 30, 2008	Percent Change

Laboratory Information Services (Expense), net	$(219,800)	$97,200	*
Clinical Services (Expense)	(100)	-	*
Total interest income (expense)	$(219,900)	$97,200	*
* not meaningful

With respect to our Laboratory Information Services business, in the nine month period ended June 30, 2009 we incurred $30,900 of interest expense on outstanding promissory notes and incurred a warrant discount charge of $107,500 associated with our bridge financings completed in the period. Additionally, a cost of $90,000 was incurred as a financing premium in connection with the promissory note issued to Pappajohn.  The aforementioned interest expenses were offset by interest income of $8,600 from interest bearing accounts earned during the period.  For the comparable period in 2008, interest income was $113,200 earned on the remaining balance of the $7.8 million of cash raised in our private placement completed in May 2007.  This was offset by interest expense of $16,000 due on promissory notes.

Net Loss

	Nine months Ended June 30, 2009	Nine months Ended June 30, 2008	Percent Change

Laboratory Information Services net loss	$(4,435,300)	$(3,813,600)	16%
Clinical Services net loss	(60,100)	(99,000)	(39)%
Total Net Loss	$(4,495,400)	$(3,912,600)	15%

The increase in net loss of $582,800 in the nine months ended June 30, 2009 is due primarily to significant increases in our research and development and sales and marketing operations as described above, as well as interest costs associated with the promissory notes and the decline in interest income.  These expenses were partially offset by reductions in our Cost of Revenues. We expect to incur net losses for the next few years as we continue to improve our rEEG technology by expanding our database, conducting additional clinical trials, and increasing marketing expenditures to commercialize our products.

Liquidity and Capital Resources

As of June 30, 2009, we had approximately $0.75 million in cash and cash equivalents and a working capital deficit balance of approximately $2.0 million compared to approximately $2.0 million in cash and cash equivalents and a working capital balance of approximately $0.83 million at September 30, 2008. We expect that our existing cash will be used to fund working capital and for other general corporate purposes.

Since our inception, we have incurred significant losses and, as of June 30, 2009, we had an accumulated deficit of approximately $21.2 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development and sales and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. There can be no assurance of achieving profitability.

Operating Capital and Capital Expenditure Requirements

Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern.  We estimate that we will need to raise $4 million to $5 million of additional funds in the next 12 months in order to fund current and future clinical studies, market our rEEG technology and to continue to conduct our business.  Our liquidity and capital requirements depend on several factors, including the rate of market acceptance of our services, our ability to execute our current business plan, our rate of investment in research and development and marketing and other factors.  Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. We are currently exploring additional sources of capital but there can be no assurances that any financing arrangement will be available in amounts and terms acceptable to us.

Sources of Liquidity

To date, substantially all of our operations have been financed with equity and debt financings.  Through June 30, 2009, we had received proceeds of $8.6 million from the sale of stock, $4,766,000 from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the company.

Cash Flows

Net cash used in operating activities was $3.1 million for the nine months ended June 30, 2009 compared to $2.5 million for the nine months ended June 30, 2008.  The increase in cash used of $569,700 was primarily attributable to an increase in research and development and sales and marketing expenses.

Investing activities consisted of a $2,000 purchase of equipment during the nine months ended June 30, 2009.  In the comparable period in 2008, $51,800 of cash was used in connection with the purchase of NTC and to purchase office furniture.

Net cash of $1,879,100 was provided by financing activities during the nine months ended June 30, 2009.   During this period, we closed three bridge financing in which we received an aggregate of $1,700,000 in proceeds in exchange for secured convertible promissory notes.  During the period, we also received $14,400 in connection with the exercise of warrants and $280,500 in connection with a non-perfected exercise of options which option exercise was completed on July 31, 2009.  We also used $50,000 to pay off a convertible promissory note and used $65,800 to pay down the promissory note issued in connection with our acquisition of NTC and a capital lease.

Contractual Obligations and Commercial Commitments

As of June 30, 2009, our significant contractual obligations consisted of $1,940,000 of Secured Convertible Promissory notes of which $700,000, plus accrued interest, is payable on demand and $1,090,000 is due on June 30, 2010.  The remaining balance of $150,000 relates to the promissory note issued in connection with our acquisition of NTC.  Additionally the company has operating lease commitments totaling $62,900 for office space.

As of June 30, 2008, our only significant contractual obligations were the remaining principal balance of $225,900 on the promissory issued in connection with our acquisition of NTC and other obligations for operating leases on our office space.

The following summarizes our contractual obligations at June 30, 2009 and the effects such obligations are expected to have on liquidity and cash flows in the future periods:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Leases	$62,900	$62,900	-	-	-
Bridge Financings	1,790,000	1,790,000	-	-	-
Capital Lease	9,500	2,600	5,200	1,700	-
Debt Maturities	150,000	100,000	50,000	-	-
Total	$2,012,400	1,955,500	55,200	1,700	-

Income Taxes

Since our inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented.  As of September 30, 2008, we had net operating loss carryforwards for federal income tax purposes of $12.4 million. If not utilized, the federal net operating loss carryforwards will begin expiring in 2021. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change”. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Members of the company's management, including our Principal Executive and Financial Officer, George Carpenter, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2009, the end of the period covered by this report. Based upon that evaluation, Mr. Carpenter has concluded that our disclosure controls and procedures were effective.

In the quarter ended December 31, 2008, the Company identified in its Current Report on Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2009, that it had a material weakness in that it did not have proper oversight and review by upper management of the accounting and finance function and two significant deficiencies in that the Company (i) did not have proper segregation of duties within the accounting and finance function and (ii) did not have a comprehensive and formalized accounting and procedures manual.  Since the end of the quarter ended December 31, 2008, the Company has undertaken remedial measures to address the aforementioned material weakness and significant deficiencies and plans to continue to implement procedures to address such weakness and deficiencies, so long as the perceived benefits of such controls are deemed by management to outweigh their costs.

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

To address the significant deficiencies identified at our quarter ended December 31, 2008, during the period ended June 30, 2009, we retained the services of outside consultants to perform various accounting and finance functions for us.  As a result of the hiring of our consultants, we believe that we have made significant improvements with regard to segregation of duties within our accounting and finance functions. We will also develop a comprehensive and formalized accounting and procedures manual that is tailored to the size of our business.  We plan to complete the design of the manual in the coming quarter.

Changes in Internal Control Over Financial Reporting

Other than as stated above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of exchange act rules 13a-15 or 15d-15 that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.           Legal Proceedings.

Please see the discussion under the heading “Leonard Brandt’s Attempt to Hold a Special Meeting of Stockholders” on page 21, which discussion is incorporated herein by reference.

Item 1A.        Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended September 30, 2008. Other than as follows, there have been no material changes to such risk factors during the nine months ended June 30, 2009.

TO CONTINUE AS A GOING CONCERN, WE WILL NEED ADDITIONAL FUNDING TO SUPPORT OUR OPERATIONS AND CAPITAL EXPENDITURES, WHICH MAY NOT BE AVAILABLE TO US.

As of June 30, 2009, we had approximately $0.75 million in cash and cash equivalents and a working capital deficit balance of approximately $2.0 million.  We estimate that it will  be necessary for us to raise $4 million to $5 million in order to fund our current and future clinical studies, market our rEEG technology and continue to conduct our business.  Our liquidity and capital requirements depend on several factors, including the rate of market acceptance of our services, our ability to execute our current business plan, our rate of investment in research and development and marketing expenditures and other factors.  Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. We are currently exploring additional sources of capital but there can be no assurances that any financing arrangement will be available in amounts and terms acceptable to us.  If we are unable to secure additional capital, there is substantial doubt about our ability to continue as a going concern, and you may lose your entire investment in our company.

THE RECENT ATTEMPT BY LEONARD BRANDT, A MEMBER OF THE BOARD OF DIRECTORS AND FORMER CEO TO REPLACE THE BOARD OF DIRECTORS WITH HIS OWN NOMINEES AND HIS EXPECTED CONTINUING EFFORTS MAY RESULT IN A CHANGE IN COMPANY”S MANAGEMENT.

On April 10, 2009, the Board of Directors of the Company voted to remove Leonard Brandt as the CEO of the Company, at which time he resigned as Chairman of the Board, but retained his seat on the Board of Directors.  On June 9, 2009 Mr. Brandt exercised warrants to purchase 607,900 shares of common stock for $.01 per share and on June 19, 2009 Mr. Brandt exercised options to purchase an additional 2,124,740 shares of common stock for $ .132 per share.  The Company provided notice to Mr. Brandt that he had not followed the proper procedures for exercise on the June 19, 2009 exercise and therefore the shares could not be issued until such time as the exercise was brought into compliance.   On July 31, 2009, the aforementioned 2,124,740 shares were issued.

On June 22, 2009, Mr. Brandt informed the Company of his intention to call a special meeting of Company stockholders in lieu of an annual meeting, for the purpose of unseating the other members of the Board and replacing them with his nominees.  Subsequently, Mr. Brandt made multiple mailings to stockholders purporting to notice a meeting, scheduled multiple dates for the meeting, attempted to call and adjourn meetings on June 30, July 3, July 12, July 21 and July 30 and filed preliminary proxy materials with the SEC for another meeting date or for action by written consent of stockholders to remove the other Board members and replace them with his nominees.

The Company believes that Mr. Brandt’s actions are inconsistent with its Bylaws, Delaware law and federal securities law and is pursuing legal action against Mr. Brandt.  The Company has been made aware that to date Mr. Brandt has contacted several significant shareholders and has been unsuccessful in securing a quorum or a favorable proxy vote for the purported special meeting of stockholders that he has called.  However, the Company cannot assure you that Mr. Brandt’s attempts to call a stockholder meeting will fail, either as a result of lack of stockholder support or regulatory or court action, nor can the Company assure you that if he is successful in replacing the current Board that he will not take the actions he has stated he will take or additional or other actions that may be inconsistent with the Company’s current business strategy and focus. In addition, if Mr. Brandt is successful in identifying other stockholders who are willing to take action by written consent without a meeting of stockholders, he may be able to replace the current directors with individuals whom the stockholders may not have an opportunity to evaluate.

The Company has scheduled its annual meeting of stockholders for September 29, 2009, and at that meeting, directors will be elected.  If Mr. Brandt is unsuccessful in his other attempts to hold a stockholder meeting or remove the current directors by written consent by that date, the Company expects that Mr. Brandt will oppose the election of the Company’s director nominees and may propose his own nominees. Although the Company’s stockholders will have an opportunity to vote at the annual meeting, the Company cannot assure you that Mr. Brandt will not be successful in blocking the election of the Company’s nominees and/or electing an alternative slate of directors.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Secured Convertible Promissory Note and Warrant to Sail Venture Partners, LP

On May 14, 2009, we entered into a Bridge Note and Warrant Purchase Agreement (the “Purchase Agreement”) with SAIL Venture Partners, LP (“SAIL”).  David B. Jones, a member of our board of directors, is a managing partner of SAIL.

Pursuant to the Purchase Agreement, on May 14, 2009 SAIL purchased a Secured Promissory Note in the principal amount of $200,000 from us.  In order to induce SAIL to purchase the note, we issued to SAIL a warrant to purchase up to 100,000 shares of our common stock at a purchase price equal to $0.25 per share.  The warrant expires on the earlier to occur of May 31, 2016 or a change of control of the company.

The Purchase Agreement also provides that, at any time on or after June 3, 2009, and provided that certain conditions are satisfied by us, SAIL will purchase from us a second Secured Convertible Promissory Note in the principal sum of $200,000 and will be issued a second warrant identical in terms to the warrant described above.  The aforementioned conditions include that we enter into a term sheet in which investors commit to participate in an equity financing by us of not less than $2,000,000 (excluding any and all other debt that are to be converted).

The notes issued or issuable pursuant to the Purchase Agreement accrue interest at the rate of 8% per annum and are due and payable, unless sooner converted into shares of our common stock (as described below), upon the earlier to occur of: (i) a declaration by SAIL on or after June 30, 2009 or (ii) an Event of Default (as defined in the notes).  The note(s) are secured by a lien on substantially all of the assets (including all intellectual property) of the company.  In the event of a liquidation, dissolution or winding up of the company, unless SAIL informs us otherwise, we shall pay SAIL an amount equal to the product of 250% multiplied by the principal and all accrued but unpaid interest outstanding on the note(s).

In the event we consummate an equity financing transaction of at least $1,500,000 (excluding any and all other debt that is converted), then the principal and all accrued, but unpaid interest outstanding under the note(s) shall be automatically converted into the securities issued in the equity financing by dividing such amount by 85% of the per share price paid by the investors in such financing.

In addition, in the event we issue preferred stock that is not part of an equity financing described above, SAIL may, at its option, convert the principal and all accrued, but unpaid interest outstanding under the note(s) into preferred stock by dividing such amount by 85% of the per share price paid by the purchasers’ of our preferred stock.

In issuing the secured convertible promissory note and warrant without registration under the Securities Act, as amended (the “Securities Act”), we relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated thereunder, as the note and the warrant were issued to an accredited investor, without a view to distribution, and was not issued through any general solicitation or advertisement. We made this determination based on the representations of SAIL which included, in pertinent part, that SAIL is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that the note and warrant issued pursuant to the Purchase Agreement and the shares of stock to be issued upon conversion or exercise of such note and warrant or upon conversion of the shares of stock to be issued upon conversion or exercise of such note and warrant are being acquired for its own account, for investment and not with a view to, or for resale in connection with, any distribution or public offering thereof within the meaning of the Securities Act and that SAIL understood that the note and warrant and the securities issuable upon conversion or exercise thereof, as applicable, may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption there from.

Issuance of Secured Convertible Promissory Note and Warrant to John Pappajohn

On June 12, 2009, we entered into a Bridge Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Mr. John Pappajohn (“Pappajohn”).

Pursuant to the Purchase Agreement, on June 12, 2009, Pappajohn purchased a Secured Convertible Promissory Note in the principal amount of $1,000,000 from us.  In order to induce Pappajohn to purchase the note, we issued to Pappajohn a warrant to purchase up to 3,333,333 shares of our common stock at a purchase price equal to $0.30 per share.  The warrant expires on June 30, 2016.

The note issued pursuant to the Purchase Agreement provides that the principal amount of $1,000,000 together with a single payment of $90,000 (the “Premium Payment”) is due and payable, unless sooner converted into shares of our common stock (as described below), upon the earlier to occur of: (i) a declaration by Pappajohn on or after June 30, 2010 or (ii) an Event of Default (as defined in the note).  The note is secured by a lien on substantially all of the assets (including all intellectual property) of the company.  In the event of a liquidation, dissolution or winding up of the company, unless Pappajohn informs us otherwise, we shall pay Pappajohn an amount equal to the product of 250% multiplied by the then outstanding principal amount of the note and the Premium Payment.

In the event we consummate an equity financing transaction of at least $1,500,000 (excluding any and all other debt that is converted), the then outstanding principal amount of the note (but excluding the Premium Payment, which will be repaid in cash at the time of such equity financing) shall be automatically converted into the securities issued in the equity financing by dividing such amount by the per share price paid by the investors in such financing.

In issuing the warrant without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated thereunder, as the warrant was issued to an accredited investor, without a view to distribution, and was not issued through any general solicitation or advertisement. We made this determination based on the representations of Pappajohn which included, in pertinent part, that Pappajohn is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that Pappajohn was acquiring the warrant for investment purposes for its own account, and not with a view to, or for resale in connection with, any distribution or public offering thereof within the meaning of the Securities Act, and that Pappajohn understood that the warrant and the securities issuable upon exercise thereof may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Item 3.  Defaults Upon Senior Securities.

Event of Default Under Notes Issued on March 30, 2009

On March 30, 2009, we entered into two Senior Secured Convertible Promissory Notes, each in the principal amount of $250,000 (each a “Note” and, collectively, the “Notes”), with Brandt Ventures, GP (“Brandt Ventures”) and SAIL. Leonard Brandt is the general partner of Brandt Ventures. The Notes accrue interest at the rate of 8% per annum.

The Notes are secured by a lien on substantially all of the assets (including all intellectual property) of the company. The respective rights of each of Brandt Ventures and SAIL in respect of the lien are to remain on parity with each other without preference, priority or distinction during all times when both Notes are outstanding.

The Notes provide that any repayment made under either Note shall be made to each of Brandt Ventures and SAIL in equal amounts. However, SAIL subsequently entered into a loan agreement with us in which we agreed that, if SAIL demands us to do so, we will repay Brandt Ventures without repaying SAIL.

On June 30, 2009, each Note became due and payable if Brandt Ventures or SAIL, respectively, declares its respective Note due and payable. Although nonpayment on June 30, 2009 constituted an Event of Default as defined in the Notes, an earlier Event of Default occurred under the Notes when Leonard Brandt’s employment with us was terminated on April 10, 2009. As a result of the Events of Default, the holders of the Notes can together declare both Notes due and payable.

Event of Default Under Note Issued on May 14, 2009

In connection with the note issued to SAIL on May 14, 2009 (which is described above), on June 30, 2009, the note became due and payable if SAIL declares its note due and payable. In addition, an Event of Default as defined in the note occurred on July 31, 2009 when Leonard Brandt filed a lawsuit against the company in the Delaware Court of Chancery as further described on page 22. As a result of the aforementioned events, SAIL can declare its note due and payable and can exercise any all rights it has a secured creditor at any time, however the indebtedness evidenced by the note is subordinate and junior in right of payment to the indebtedness of the company evidenced by those certain notes, dated March 30, 2009, issued to SAIL and Brandt Ventures (described above).

Item 6.           Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

3.1	Bylaws. Incorporated by reference to Exhibit 3(ii) to the Registrant’s Form 10-SB (File No. 000-26285) filed with the Commission on June 7, 1999.
3.2	Amendment No. 1 to Bylaws of CNS Reponse, Inc. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on July 2, 2009.
3.3	Amendment No. 2 to Bylaws of CNS Reponse, Inc. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on July 23, 2009.
10.1
Purchase Agreement, dated May 14, 2009, by and between the Company and SAIL Venture Partners, LP. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2009 (File Number 000-26285).

10.2	Form of Convertible Promissory Note. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2009 (File Number 000-26285).
10.3	Form of Warrant to Purchase Shares. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2009 (File Number 000-26285).
10.4
Bridge Note and Warrant Purchase Agreement, dated June 12, 2009, by and between the Company and Mr. John Pappajohn. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2009 (File Number 000-26285).

10.5
Form of Secured Convertible Promissory Note. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2009 (File Number 000-26285).

10.6	Form of Warrant to Purchase Shares Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2009 (File Number 000-26285).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS Response, Inc.

Date: August 10, 2009		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer
(Principal Executive, Financial and
Accounting Officer)