Form 10-K
period 2009-09-30
CNS RESPONSE, INC.
filed 2009-12-30
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2009

or

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
Yes    ☒          No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes    ☐          No     ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2009, the last business day of the registrant's most recently completed second fiscal quarter was $13,555,818 (based on the closing sales price of the registrant's common stock on that date).

At December 28, 2009, the registrant had 51,747,729 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

CNS RESPONSE, INC.

2009 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2009 Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our inability to raise additional funds to support operations and capital expenditures;

•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

•	our inability to successfully compete against existing and future competitors;

•	our inability to manage and maintain the growth of our business;

•	our inability to protect our intellectual property rights; and

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

With respect to this discussion, the terms “we” “us” “our” “CNS” and the “Company” refer to CNS Response, Inc., a Delaware corporation and its wholly-owned subsidiaries CNS Response, Inc., a California corporation (“CNS California”), Colorado CNS Response, Inc., a Colorado corporation (“CNS Colorado”) and Neuro-Therapy Clinic, Inc., a Colorado professional medical corporation and a wholly-owned subsidiary of CNS Colorado (“NTC”).

Background

CNS Response, Inc. was incorporated in Delaware on July 10, 1984, under the name Mammon Oil & Gas, Inc.  Prior to January 16, 2007, CNS Response, Inc. (then called Strativation, Inc.) existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.  On January 16, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CNS Response, Inc., a California corporation formed on January 11, 2000 (“CNS California”), and CNS Merger Corporation, a California corporation and our wholly-owned subsidiary (“MergerCo”) pursuant to which we agreed to acquire CNS California in a merger transaction wherein MergerCo would merge with and into CNS California, with CNS California being the surviving corporation (the “Merger”). On March 7, 2007, the Merger closed, CNS California became our wholly-owned subsidiary, and on the same date we changed our corporate name from Strativation, Inc. to CNS Response, Inc.

Overview

CNS Response is a life sciences company with two distinct business segments. Our Laboratory Information Services business operated by CNS California, which we consider our primary business, is focused on the research, development, and commercialization of a patented system that guides psychiatrists and other physicians/prescribers to determine a proper treatment for patients with behavioral (psychiatric and/or addictive) disorders. Our Clinical Services business operated by NTC is a full service psychiatric clinic.

Laboratory Information Services

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

We believe that our technology offers an improvement upon traditional methods for determining a course of medication for patients suffering from nonpsychotic behavioral disorders because our technology is designed to correlate the success of courses of medication, with the neurophysiological characteristics of a particular patient. Our technology provides medical professionals with medication sensitivity data for a subject patient based upon the identification and correlation of treatment outcome information from other patients with similar neurophysiologic characteristics.   This treatment outcome information is contained in a proprietary outcomes database that consists of over 17,000 medication trials for patients with psychiatric or addictive problems (the “CNS Database”).  For each patient in the CNS Database, we have compiled electroencephalographic (“EEG”) scans, symptoms and outcomes often across multiple treatments from multiple psychiatrists and physicians.  This patented technology, called “Referenced-EEG®” or “rEEG®” represents an innovative approach to identifying effective medications for patients suffering from debilitating behavioral disorders.

With rEEG®, physicians order a digital EEG for a patient, which is then evaluated with reference to the CNS Database.  By providing this reference correlation, an attending physician can choose a treatment strategy with the knowledge of how other patients having similar brain function have previously responded to a myriad of treatment alternatives.  Analysis of this complete data set yielded a platform of 74 quantitative biomarkers that have shown utility in characterizing patient response to diverse medications.  This platform then allows a new patient to be characterized, based on these 74 biomarkers, and the database to be queried to understand the statistical probability of how patients with similar brain patterns have previously responded to the medications currently in the database. This technology allows us to create and provide simple reports (“rEEG Reports”) to the prescriber that summarizes historical treatment success of specific medications for those patients with similar brain patterns.   It provides neither a diagnosis nor specific treatment, but like all lab results, objective, evidenced-based information to help the prescriber in their decision-making.

Our Laboratory Information Services business is focused on increasing the demand for our rEEG Reports. We believe the key factors that will drive broader adoption of our rEEG Reports will be acceptance by healthcare providers and patients of their benefit, demonstration of the cost-effectiveness of using our technology, reimbursement by third-party payers, expansion of our sales force and increased marketing efforts.

In addition to its utility in providing psychiatrists and other physicians/prescribers with medication sensitivity guidance, rEEG provides us with significant opportunities in the area of pharmaceutical development.  rEEG, in combination with the information contained in the CNS Database, has the potential to be able to identify novel uses for neuropsychiatric medications currently on the market and in late stages of clinical development, as well as aid in the identification of neurophysiologic characteristics of clinical subjects that may be successfully treated with neuropsychiatric medications in the clinical testing stage. We intend to enter into relationships with established drug and biotechnology companies to further explore these opportunities, although no relationships are currently contemplated.  The development of biomarkers as the new method for identifying the correct patient population to research is being encouraged by both The National Institute of Mental Health (NIMH) and The Food and Drug Administration (FDA).

Clinical Services

In January 2008, we acquired our largest customer, NTC, located in Colorado. Upon the completion of the transaction, NTC became our wholly-owned subsidiary. At the time, NTC operated one of the largest psychiatric medication management practices in the state of Colorado, under contracts with national health plans.  Daniel A. Hoffman, M.D. is the medical director at NTC, and, after the acquisition, became our Chief Medical Officer and more recently, our President.

NTC, having performed a significant number of rEEG’s, serves as an important resource in our product development, the expansion of our CNS Database, production system development and implementation, along with the integration of our rEEG services into a medical practice.  Through NTC, we also expect to successfully develop marketing and patient acquisition strategies for our Laboratory Information Services business. Specifically, NTC is learning how to best communicate the advantages of rEEG to patients and referring physicians in the local market. We will share this knowledge and develop communication programs which can be generalized to physicians using our services throughout the country, which we believe will help drive market acceptance of our services.  In addition, we plan to use NTC to train practitioners across the country in the uses of rEEG technology.

We view our Clinical Services business as secondary to our Laboratory Information Services business, and we have no current plans to significantly expand this business.

Laboratory Information Services

The Challenge and the Opportunity

The 1990’s were known as “the Decade of the Brain,” a period in which basic neuroscience yielded major advances in drug discovery and neurotherapy.  Several trends have emerged which may propel significant adoption of these advances over the next decade:

•
Comparative Effectiveness Research is incorporated into the Obama health plan. The cost to treat Americans under care for depression and other mental illnesses rose by nearly two-thirds from $35 billion to $58 billion in the last 10 years, according to a recent report from the Agency for Healthcare Research and Quality.  Finding more cost-effective treatment modalities in mental disorders will be critical to successful health care reform;

•
Mental Health Parity Act (Parity Act) requires payers, beginning in 2010, to pay for behavioral medications and treatments using the same standards for evidence and coverage as they currently use for medical/surgical treatments;

•
According to a recent RAND report, 275,000 returning military personnel from the Iraq and Afghanistan theatres suffer from Major Depression, Post Traumatic Stress Disorder (PTSD), traumatic brain injury; and

•
Consumers have emerged as active decision makers in behavioral treatment, driven by over $4.8 billion in annual Pharma direct-to-consumer advertising and the internet.  At the same time, media costs for reaching those consumers are at historic lows.

Today, there are over 100 prescription drugs available to patients suffering from a behavioral disorder, representing one of the largest and fastest-growing drug classes.  Unfortunately, psychotropic drugs often do not work, or lose their effect over time, and over 17 million Americans who have failed two or more medication treatments are now considered “treatment resistant”.  For these patients, the conventional “trial and error” method of prescribing psychotropic drugs has resulted in low efficacy, high relapse and treatment discontinuation rates, significant patient suffering and billions in additional cost to payers.

We believe we are the ﬁrst company to create a biomarker database that correlates a patient’s response to major drug classes and speciﬁc medications with their individual brain physiology.  We developed this tool to improve pharmacotherapy outcomes, particularly in treatment resistant patients, a particularly expensive patient population with profound unmet clinical needs.  Our rEEG technology has been used by physicians to guide prescribing in behavioral disorders such as depression, anxiety, anorexia, OCD, bipolar, ADHD, addiction and others.

rEEG® was developed by a pathologist/psychiatrist who recognized that correlation of a patient’s unique brain patterns to known long-term medication outcomes in similar patients might significantly improve therapeutic performance.  This approach — commonly referred to as Personalized Medicine, and exemplified by biomarker companies such as Genomic Health (GHDX) — is in the process of transforming both clinical practice and the pharmaceutical industry.  CNS Response brings this science to behavioral medicine, where the unmet clinical need is well-documented, expensive, and growing.

The rEEG® Method

rEEG® reports are offered as a service, much like a reference lab, in which standard electroencephalogram (EEG) readings are referenced to a biomarker database to suggest patient-specific probabilities of response to different medications.  EEG recording devices are widely available, inexpensive to lease, and are available in most cities by independent mobile EEG providers.

The service works as follows:

•	Patients are directed to a national rEEG® provider, who performs a standard digital EEG.

•	EEG data is uploaded over the web to our central analytical laboratory.

•	We analyze the data against the CNS Database for patients with similar brain patterns.

•	We provide a report describing the probability of patient success with different medication options (much like an antibiotic sensitivity report commonly used in medicine).

•	The rEEG® report is sent back to the doctor, typically the next day.

Treatment Decisions Made by Licensed Professionals

With the exception of our subsidiary, the Neuro-Therapy Clinic based in Denver, CO, we do not currently operate our own healthcare facilities, employ our own treating physicians or provide medical advice or treatment to patients.  Physicians who contract for our rEEG Reports own their own facilities or professional licenses, and control and are responsible for the clinical activities provided on their premises.  Patients receive medical care in accordance with orders from their attending physicians or providers.  Physicians who contract for rEEG Reports are responsible for exercising their independent medical judgment in determining the specific application of the information contained in the rEEG Reports, and the appropriate course of care for each patient.  Following the prescription of any medication, Physicians are presumed to administer and provide continuing care treatment.

Estimated Market for rEEG Reports

Currently, the wholesale (direct to physician) price for standard rEEG testing is $400 per test, and the retail (payer and consumer) price is approximately $800.  Thus far, payments have typically been from psychiatrists whose patients pay privately for the rEEG® report.  The National Institute of Mental Health (NIMH) estimates that only 12.7% of patients get minimally effective treatment, with over 17 million Americans now classified as “treatment resistant”, meaning they’ve failed to find relief after trying two or more medications.

We therefore estimate the potential market for our rEEG reports at $1.7 billion annually, based on an addressable market of 17 million Treatment Resistant patients, with only 12.5% of patients seeking care and complying with treatment.  Now that we have completed our clinical trial (please see page 11 Laboratory Services Accomplishments for further information on our clinical trial), we intend to place greater emphasis on the marketing of our rEEG technology to physicians, consumers and payers.

Path to Adoption

Several biomarker firms have successfully commercialized products that predict medication response, including Genomic Health’s OncotypeDx which predicts response to chemotherapy, and Roche/Affymetrix Cytochrome P450 test which shows how each patient is likely to metabolize a given antidepressant.  We are following the paths to adoption used by these successful biomarker firms by focusing on growth in three stages:

(1)          Private pay market.

Consumers and private-pay psychiatrists drive over 33% of the market for psychiatric visits, and a significant proportion of all licensed psychiatrists now describe themselves as private pay only.  We believe consumers who have experienced treatment failure will seek out our network of physicians once they become aware of the successful outcomes demonstrated in our clinical trial.

During 2008, the recruiting for our Depression Efficacy Trial (the Depression Efficacy Trial is further described under the heading Laboratory Services Accomplishments on page 11) generated many important lessons about integrated marketing for our rEEG® service.  By using a media mix of web, radio and TV, interested patients were delivered into the trial at an average cost of $40-$68 per contact.  We will continue to pursue integrated consumer marketing as a means to introduce interested patients to our rEEG® provider network.

To drive growth in private pay, consumer-driven rEEG testing, we plan to do the following:

•
Grow our focused physician network:  We currently have 51 active practicing physicians utilizing rEEG in their practices, defined as having paid for testing within the last 12 months.   An additional 52 physicians are currently involved in training or clinical trials utilizing rEEG.  Physicians who become “power users” (which we define as physicians who conduct several tests per month) report significantly better results than casual users of rEEG technology, and have certain economies of scale in using the test in their practices.  Similar to the adoption of LASIK technology in consumer-driven opthalmology, successful practices using rEEG have reported that as their word-of-mouth referrals increase, their procedure billings increase, and their average patient visits decrease (as patients improve).  Accordingly, their patient turnover may increase over time, requiring additional marketing efforts to grow their practice volume.

We plan to focus on supporting these power users through direct marketing, clinical practice support (patient intake, scheduling, washout support and reporting), and technical support.  This focused network approach has been successful in other specialties (for example, in organ transplant networks and in disease management) because it is easier to sell to payers, facilitates data collection, and is more cost-effective in delivering care even at higher provider margins.

•
Increase unit pricing:  Currently, the wholesale (direct-to-physician) price for standard rEEG testing is $400 per test, and the retail (payer and consumer) is approximately $800.   We anticipate that our pricing will be increased over time with greater acceptance of the test as a standard of care, rewarding power users for committed volume and affording improvement in test margins overall.

•
Utilize our product laboratory:  In 2008, we purchased the psychiatric clinic in Denver, CO founded by our Chief Medical Officer, Daniel Hoffman, MD.  The clinic currently serves as a platform for perfecting rEEG workflow, information systems, product development and research.  We also test local marketing strategies in Denver which can then be generalized to other rEEG® network clinics.  The Denver clinic may ultimately become a national Center of Excellence for neuropsychiatry, where insurers may direct certain treatment-resistant patients.

•
Scalable platform for delivery:  During 2008, significant development effort was focused on production systems and lab infrastructure to accommodate potential growth in the production volume of our rEEG Reports.  Our current production application is able to accommodate up to 100 tests per day without additional manpower.  In addition to providing scalable capacity, the production system provides for online delivery of tests and delivery of test data to physicians’ desktops.  Currently, we are investing in projects to reduce or eliminate the remaining manual processes in test production:  “artifacting” of EEG data and Neurologist review of each case.  It is estimated that these processes will, over time, be replaced with validated algorithms and/or post-facto sampling for quality assurance.

(2)         Payer economic trials.

Health plans currently spend over $30 billion on psychotropic medications each year according to the Substance Abuse and Mental Health Services Administration (SAMHSA), and most are aware that these agents only work on about 30% of patients who take them.  The lack of medication adherence and poor treatment outcomes in behavioral health have been longstanding issues for payers, but they’ve lacked a targeted, cost-efficient approach to solve the problem.

Presently, rEEG is not a reimbursable procedure for most health care payers.  Initially, payer  response to most new technologies is a reflexive denial of coverage, regardless of the superiority of evidence or economics.  Over time, however, certain payers may adopt technologies which confer a clear marketing or underwriting advantage, or which protect them from legal claims for reimbursement under new legislation (e.g. Parity).  Because of this, it is possible that with sufficient marketing efforts, we may shift payer “fear of adoption” to “fear of not adopting” and increase the number of payers that approve our rEEG Reports as a reimbursable expense.

We intend to prove that our rEEG reports are a compelling value for payers through independent research, budget impact models, and payer pilots (economic trials):

•	Evidence for payers: We will share well-designed research on rEEG® efficacy, showing the weight of superior evidence in controlled and real-world clinical trials and case series.

For example, in 2008, the Center for Health Economics, Epidemiology, and Science Policy of United BioSource evaluated current evidence supporting the utility of rEEG® in guiding treatment of treatment-resistant depression vs. other guidelines commonly used by insurance companies and managed care payers.   They reported:

“Referenced-EEG® was associated with relatively high remission rates in Treatment Resistant Depression with reasonable levels of evidence.  ... In conclusion, the evidence supporting rEEG® appears superior to that supporting American Psychiatric Association (APA) or Texas Medication Algorithm Project (TMAP) treatment guidelines for TRD and certainly the results of the Sequenced Treatment Alternatives to Relieve Depression (STAR*D) Level 3 and Level 4 studies that are commonly used by payers.”

•
Parity: In 2010, Mental Health Parity Act (Parity Act) will change all payers’ coverage criteria, requiring equal coverage for behavioral and medical therapies, using the same coverage criteria and evidence.  Milliman Global Actuarial Services estimates a 1-3% increase in overall health costs resulting from a significant increase in behavioral health expenditures driven by the Parity Act.  Of particular interest to us, however, is the specific language in the Parity Act which requires that coverage of a scope-of-service for one type of diagnosis (for example: a Neurologist performing a diagnostic EEG for Epilepsy) be applied equally as the use of an EEG by a Psychiatrist for medication management.

•
Budget Impact Model:  A Budget Impact Model for rEEG® has been developed by Analysis Group Economics based on the published research of Kessler, Russell, and others covering the cost of treatment failure in mental disorders.  Modeling the economic impact of rEEG® in a health plan with five million members, we estimate that full utilization of rEEG® in treatment-resistant depression, anxiety, bipolar and ADHD could save $8,500 per treatment resistant member for a savings of $45 million per year.

•
Economic Trials: Economic Trials are intended to demonstrate the comparative effectiveness of rEEG versus prevailing Trial & Error medication management through pilot programs within a payer’s own population.  Although no payer is currently reimbursing physicians for the use of rEEG technology, we are currently negotiating pilot programs for reimbursement coverage with several of the nation’s largest payers, representing over 80 million covered lives.

One example of the payer appeal was outlined in an advisory issued last year by the actuarial firm Milliman Global:

“One innovative company has come up with an interesting method to help doctors treat patients who have previously been defined as treatment-resistant. Instead of using the trial and error method to find an appropriate medication for these patients, a form of digital electroencephalography (EEG) is used to identify abnormal patient physiology. The results of this EEG are then used in combination with a database containing over 1,600 patients and 13,000 medication trials to select the most efficacious drug(s). Initial outcomes indicate a high success rate (75%) for participants in this program.

Quality initiatives to increase effective treatment of behavioral disorders with psychotropic drugs will result in preferred outcomes for all involved. If patients are using the "correct" drug and doing so in accordance with established medical guidelines, their all around health will improve. Payers who implement similar quality initiatives will also benefit by getting greater value in their healthcare spending, and hopefully, reducing total healthcare costs down the road as members get healthier and stay healthier.  Even employers will benefit with reduced healthcare costs, fewer sick days and disability days, and increased productivity.”

Milliman Global Client Advisory, August 2008.

(3)         Full payer coverage.

Full reimbursement of referenced-EEG is likely to follow successful direct-to-consumer adoption of the rEEG test, along with continued release of confirmatory rEEG research in peer-reviewed publications.  Following the example of the biomarker firms discussed above, it appears possible to accelerate the effect of these initiatives in the following ways:

•
Patient Advocacy:  we believe that some components of the rEEG test may be billable to payers under Mental Health Parity Act.  Historically, patients of our physician network providers, and those in our own clinic in Colorado, have paid out of pocket for rEEG testing and then sought reimbursement from their insurance carrier.  Although these providers frequently furnish information to support these claims, the success of their prosecution by patients is unclear.

Accordingly, we intend to follow the example of biomarker firms such as Genomic Health, which developed Patient Advocacy services where patient claims were documented and tracked, and the company helped organize the advocacy of each claim with third party payers.  Using this approach, Genomic Health was able to win a retrospective reversal of claim denials for its test from Medicare (the Centers for Medicare and Medicaid Services) in 2006.

•
Guideline development:  we intend to continue internal and externally-sponsored clinical research to prove the efficacy of our technology to professional associations, such as the American Psychiatric Association.  We believe that with strong clinical results, professional associations may endorse rEEG in their treatment guidelines, which may drive full payer coverage.

We also believe that the inclusion of historical and new rEEG research in Comparative Effectiveness studies conducted under the Agency for Healthcare Research and Quality (AHRQ) would be a significant milestone.  As a consequence of this recent focus on cost-effective treatment, an unprecedented level of funding has been made available under the Economic Recovery Act, the budgets for NIH and AHRQ, and earmarked budgets for Defense and the Veterans Association (VA).  We intend to pursue research opportunities with several external sponsors of research, including:

•	the National Institutes of Mental Health, focusing on the cost-effectiveness of rEEG as a more deployable version of brain imaging to guide prescribing;

•	the Department of Defense and the Veterans Administration, to address the potential for rEEG in treating returning soldiers with PTSD and Major Depression; and

•	the Centers for Medicare and Medicaid Services (CMS), as a mechanism for improving quality and cost performance in programs that spend billions on psychotropic medications.

Laboratory Services Accomplishments

Over the last few years, we have been primarily focused on proving the efficacy of rEEG-guided treatments through multiple clinical trials.  The largest of these — the Depression Efficacy Trial — was a multi-center, randomized, parallel controlled trial completed this year at 12 medical centers, including Harvard, Stanford, Cornell, UCI and Rush.  The study began in late 2007 and was completed in September of this year, screening 465 potential subjects with Treatment Resistant Depression and ultimately randomizing 114 participants to a 12-week course of treatment utilizing rEEG in the experimental group, and a modified STAR*D algorithm in the control group (STAR*D, or Sequenced Alternatives to Relieve Depression, was a large, seven-year study sponsored by the National Institute of Mental Health and completed in 2006).   Top-line results were consistent with previous clinical trials of rEEG:

•           The study found that rEEG significantly outperformed the modified STAR*D treatment algorithm from the beginning.  The difference, or separation, between rEEG and the STAR*D control group was 50 and 100 percent for the study’s two primary endpoints.  By contrast, separation between a new treatment and a control group often averages less than 10 percent in antidepressant studies.  Interestingly, separation was achieved early (week 2) and durable, continuing to grow through week 12.

•           The control group in this case, STAR*D, was a particularly tough comparator, representing a level of evidence-based depression care that is available to only 10% of the US population, according to one of the study’s authors.

•           Statistical significance (p < .05) was achieved on all primary and most secondary endpoints.

In the course of undertaking the study, we also gained insights into marketing of the rEEG technology, highlighting aspects of marketing which proved to be more successful than others.  Furthermore, we also developed a foundation for commercialization of the rEEG technology with insurance companies, and signing a payer group, Cal Optima (a Southern California health plan for Medicare/Medicaid enrollees), to run a pilot study with us.  A second large insurer is in the process of negotiating a pilot study.  Additionally, over the course of the last few years, much time has been spent securing sufficient financing to continue our operations and ensure that the clinical trial was completed.

Going forward, we plan to continue expanding the CNS Database with the addition of more pharmaceuticals and their respective outcomes.  Additionally, we plan on improving the functionality and clinical utility of our rEEG reports, in order to improve adoption and compress the training period necessary for physicians to become proficient with the report.  Finally, we plan to increase and refine our marketing efforts to consumers and psychiatrists, and expand our effort to obtain regular insurance reimbursement for rEEG-guided therapies.

Use of rEEG Technology in Pharmaceutical Development

In addition to its utility in providing psychiatrists and other physicians with medication sensitivity guidance, rEEG provides us with significant opportunities in the area of pharmaceutical development.  In the future, we aim to use our propriety data and processes to advance central nervous system (CNS) pharmaceutical development and economics, in one or more of the following ways:

•
Enrichment:  selecting patients for clinical trial who not only have the symptoms of interest, but are shown by rEEG® screening to likely respond to the developer’s drug.  An oft-cited example is the antidepressant Prozac, which failed several clinical trials before it achieved success in two separate trials.  The ability to design trials in which exclusion criteria identify and exclude patients who are clearly resistant, as determined by rEEG, has the potential to sharpen patient focus and productivity in clinical trials of psychotropic medications.

•
Repositioning: rEEG® may suggest new applications/indications of existing medications.  For example, Selective Serotonin Reuptake Inhibitors Antidepressants (SSRI’s) are now commonly given by primary care physicians for depression and other complaints, but often produce unwanted side effects or inadequate results.  The ability to biomarker patients who respond better to tricyclics (TCA’s), or combinations of TCA’s and stimulants, offers the potential for new indications for existing compounds.

•
Salvage:  resuscitation of medications that failed phase II or III studies.   One example of this opportunity is Sanofi-Aventis’ unsuccessful PMA filing for Rimonabant, a promising  anti-obesity/cardiometabolic compound which was denied approval in the U.S. due to CNS side-effects in their clinical trial populations.  Being able to screen out trial participants with resistance to a certain medication is an application for rEEG, and could create “theranostic” products (where an indication for use is combined with rEEG) for compounds which have failed  to receive broader approval.

•
New Combinations:  unwanted adverse effects occur with medications in fields from cancer to hepatitis. The ability to improve these medications, in combination with psychotropics, may improve safety, compliance, and, sometimes, patient outcomes.

•	Decision Support: improved understanding supports improved decision making at all levels of pharmaceutical development.

Competition

Comparable Biomarker Companies

Although there are no companies offering a service directly comparable to rEEG, the following companies might be noted as pursuing similar strategies:

•
GENOMIC HEALTH (Nasdaq: GHDX)  Genomic Health, Inc. is a life science company focused on the development and commercialization of genomic-based clinical laboratory services for cancer that allow physicians and patients to make individualized treatment decisions. The company was founded in 2000 and is based in Redwood City, California.  In 2004, the company launched the Oncotype DX breast cancer test, which has been shown to predict the likelihood of chemotherapy benefit, as well as recurrence in early-stage breast cancer.  By the end of 2008, the company reported that over 90% of health plans were reimbursing use of this test.  In addition to its adopted Oncotype DX breast cancer test, Genomic Health is preparing to launch its Oncotype DX colon cancer test in early 2010.

•
ASPECT MEDICAL SYSTEMS, INC. (Nasdaq: ASPM), an EEG anesthesia monitoring company, is developing a specific EEG measurement system that indicates a patient's likely response to some antidepressant medications. Its biomarker, based on research from the UCLA Neuropsychiatric Institute, is called Cordance.

A 375-subject multi-site clinical trial on the efficacy of this biomarker in guiding treatment of treatment resistant depression — the BRITE trial — demonstrated positive predictive outcomes for a single antidepressant, escitalopram  (Lexapro).  Patients in the trial were measured prior to and after taking medication.  Publicly available data suggests that the technology may validate a patient's treatment but does not guide specific treatment. Initial trials have shown efficacy in correlating a patient's ultimate response to antidepressants. The revenue model may involve sale of  equipment and a per-patient charge, but the company does not currently appear to be close to a commercial release of its product.  The company is now conducting trials.

•
BRAIN RESOURCE COMPANY (Aust: BRRZF) (www.brainresource.com), is an Australian Clinical Research Organization (CRO) and biomarker company focused on personalized medicine solutions for patients, clinicians, pharmaceutical trials and discovery research.  As a CRO, its main focus has been iSPOT, an $18 million international biomarker study with a private biotechnology company.  Their revenue model includes physician services and sale of systems and services to pharmaceutical development companies in the CNS discovery field.  As a biomarker provider, it signed a $6 million agreement last year with Optum (United Healthcare) to provide screening for plan members.

We believe that we have a competitive advantage with respect to the behavioral biomarker firms such as Aspect Medical or Brain Resource Company as we offer more comprehensive testing (e.g. to cover the full range of CNS medications, not just certain antidepressants in the case of Aspect Medical) and have conducted studies to validate the efficacy of our service.  We also believe that we offer greater clinical utility (ease of use, rapid results) in day-to-day clinical practice than our competitors.

Emerging Medical Device Technologies.

The field of neuropsychiatry is undergoing dramatic change as a result of the introduction of new technologies. Many of these technologies are focused on the same treatment-resistant patient populations which are the focus of rEEG, and are priced from $10,000 to over $50,000 for a full course of treatment. Two of the three examples presented here are invasive, implantable devices.

•
CYBERONICS,  INC. (Nasdaq: CYBX) is a neuromodulation company, engages in the design, development, manufacture, and marketing of implantable medical devices that provide vagus nerve stimulation (VNS) therapy for the treatment of epilepsy and treatment-resistant depression. The VNS therapy system consists of an implantable generator that delivers an electrical signal to an implantable lead attached to the left vagus nerve, as well as a bipolar lead, a programming wand and software, and a tunneling tool.

Cyberonics has developed an implantable Vagus Nerve Stimulation device approved for treatment-resistant depression.  This device has received pre-market approval from the Food and  Drug Agency for patients and is believed to be under reimbursement review by insurance payers.

•
MEDTRONIC, INC. (NYSE: MDT). Medtronic has an implantable deep brain stimulation device (DBS) in development which is similar to their device approved for Parkinson's treatment. Deep brain stimulation uses an implanted electrode – essentially a pacemaker for the brain — to deliver electrical stimulation to specific structures within the brain. The Food and Drug Administration (FDA) approved DBS as a treatment for essential tremor in 1997, for Parkinson's disease in 2002, and dystonia in 2003. DBS is also routinely used to treat chronic pain and has been used to treat various affective disorders, including major depression. While DBS has proven helpful for some patients, there is potential for serious complications and side effects.

•
NEURONETICS (Privately held) (www.neuronetics.com).  Neuronetics has pioneered and refined the NeuroStar TMS Therapy system for non-invasive, non-systemic treatment for depression using a focused, pulsed magnetic field to stimulate function in targeted brain regions.  NeuroStar TMS Therapy stimulates nerve cells in an area of the brain that is linked to depression by delivering highly focused MRI-strength magnetic field pulses.

TMS is performed in a physician's office with each treatment lasting about 40 minutes daily for four to six weeks.  In an open-label clinical trial, which is most like real world clinical practice, approximately one in two patients experienced significant improvement in symptoms, and one in three experienced complete symptom resolution. NeuroStar TMS Therapy was cleared by the FDA in October 2008 for patients who have not adequately benefited from prior antidepressant medication. TMS Therapy is currently available at over 25 treatment locations in 15 states.

From a competitive standpoint, we view these emerging treatment options as expensive augmentations to existing therapies for treatment-resistant patients, and as competitive therapeutic options to medications. To the best of our knowledge, rEEG-guided therapy provides a higher probability of treatment success at a significantly lower cost than device-based solutions, which gives us a competitive advantage in the marketplace.

Intellectual Property

rEEG Patents

We have three issued U.S. Patents which we believe provide us with the right to exclude others from using our rEEG technology.  In addition, we believe these patents cover the analytical methodology we use with any form of neurophysiology measurement including SPECT (Single Photon Emission Computed Tomography), fMRI (Functional Magnetic Resonance Imaging), PET (Positron Emission Tomography), CAT (Computerized Axial Tomography), and MEG (Magnetoencephalography)).  We do not currently have data on the utility of such alternate measurements, but we believe they may, in the future, prove to be useful to guide therapy in a manner similar to rEEG.  We have also filed patent applications for our technology in various foreign jurisdictions, and have issued patents in Australia and Israel.

rEEG Trademarks

“Referenced-EEG” and “rEEG” are registered trademarks of CNS California in the United States.  We will continue to expand our brand names and our proprietary trademarks worldwide as our operations expand.

CNS Database

The CNS Database consists of over 17,000 medication trials across over 2,000 patients who had psychiatric or addictive problems. The CNS Database is maintained in two parts:

1.           The QEEG Database

The QEEG Database includes EEG recordings and neurometric data derived from analysis of these recordings.  This data is collectively known as the QEEG Data. QEEG or “Quantitative EEG” is a standard measure that adds modern computer and statistical analyses to traditional EEG studies.  The Company utilizes two separate, FDA-approved external QEEG databases which provide statistical and normative information in the rEEG process.

2.           The Clinical Outcomes Database

The Clinical Outcomes Database consists of physician provided assessments of the clinical long-term outcomes (average of 405 days) of patients and their associated medications. The clinical outcomes of patients are recorded using an industry-standard outcome rating scale, the Clinical Global Impression Global Improvement scale (“CGI-I”).  The CGI-I requires a clinician to rate how much the patient's illness has improved or worsened relative to a baseline state. A patient's illness is compared to change over time and rated as: very much improved, much improved, minimally improved, no change, minimally worse, much worse, or very much worse.

The format of the data is standardized and that standard is enforced at the time of capture by a software application.  Outcome data is input into the database by the treating physician or in some cases, their office staff.  Each Physician has access to his/her own patient data through the software tool that captures clinical outcome data.

We consider the information contained in the CNS Database to be a valuable trade secret and are diligent about protecting such information.  The CNS Database is stored on a secure server and only a limited number of employees have access to it.

Research and Development

In 2010, we plan to continue to enhance, refine and improve the accuracy of our CNS Database and rEEG through expansion of the number of medications covered by our rEEG Reports, expansion of our biomarkers, refinement of our biomarker system, and by reducing the time to turnaround a report to the physician.

Government Regulation

We do not believe that sales of our Laboratory Information Services, including our rEEG Reports, are subject to regulatory pre-market approval. However, on April 10, 2008 we received a “warning letter” from the FDA in which the FDA indicated it believed, based in part on the combination of certain marketing statements it read on our website, together with the delivery of our rEEG Reports, that we were selling a software product to aid in diagnosis, which constituted a “medical device” requiring pre-market approval or clearance by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the "Act"). We responded to the FDA on April 24, 2008 indicating that we believed it had incorrectly understood our product offering, and clarified that the Laboratory Information Services were not diagnostic and thus did not constitute a medical device.  On December 14, 2008, the FDA again contacted us and indicated that, based upon its review of our description of our intended use of the rEEG Reports on our website, it continued to maintain that the rEEG Reports met its definition of medical devices. In response to of the FDA communications, we made a number of changes to our website and other marketing documents to reflect that rEEG is a service to aid in medication  selection  and is not a diagnosis  aid.  On September 4, 2009, through our regulatory counsel, we responded to the December 14, 2008 FDA letter explaining our position in more detail.

On December 28, 2009, the Company and Regulatory counsel received a response from the FDA indicating that it still believes referenced-EEG constitutes a “medical device” under the Act.  In response to the most recent letter, we will request a meeting with FDA to discuss the scope of and requirements for  510(k) clearance, that they might require, if any.  In any event, we will continue our ongoing dialogue with the FDA regarding our Laboratory Information Services, and we will take all action necessary and appropriate to support our position.

We cannot provide any assurance that additional FDA regulation, including PMA, will not be required in the future for referenced-EEG.  It is also possible that legislation will be enacted into law and may result in increased regulatory burdens for us to continue to offer referenced-EEG testing.

If pre-market review is required, our business could be negatively impacted until such review is completed and clearance to market or approval is obtained, and FDA could require that we stop selling our test pending pre-market clearance or approval.  If our test is allowed to remain on the market but there is uncertainty about our test, if it is labeled investigational by FDA, or if labeling claims FDA allows us to make are very limited, orders may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance notice or filing a PMA application with the FDA.  If pre-market review is required by FDA, there can be no assurance that our test will be cleared or approved on a timely basis, if at all.   Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by FDA and to the requirements of FDA and penalties for failure to comply with these requirements.

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

Our operating subsidiary which conducts our core Laboratory Information Services business, CNS Response, Inc., a corporation formed under the law of the State of California (“CNS California”), was incorporated in 2000 and therefore has a limited operating history.  Investors therefore have limited substantive financial information relating to our core business to evaluate an investment in our company. Our potential must be viewed in light of the problems, expenses, difficulties, delays and complications often encountered in the operation of a new business. We will be subject to the risks inherent in the ownership and operation of a company with a limited operating history such as fluctuations in expenses, competition, the general strength of regional and national economies, and governmental regulation. Any failure to successfully address these risks and uncertainties could seriously harm our business and prospects.

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

Our Clinical Services business, which we view as ancillary to our core Laboratory Information Services business, currently generates the majority of our revenue.  In the event that NTC is unable to sustain the current demand for its services because, for instance, the company is unable to maintain favorable and continuing relations with its clients and referring psychiatrists and physicians or Daniel Hoffman, the Medical Director at NTC and our Chief Medical Officer and President, is no longer associated with NTC, our revenues could significantly decline, which could adversely impact our operating results and our ability to implement our growth strategy.

Our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectation of analysts or investors.

Management expects that we will experience substantial variations in our operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

•	the use of and demand for rEEG Reports and other products and/or services that we may offer in the future that are based on our patented methodology;

•	the effectiveness of new marketing and sales programs;

•	turnover among our employees;

•	changes in management;

•	the introduction of products or services that are viewed in the marketplace as substitutes for the services we provide;

•	communications published by industry organizations or other professional entities in the psychiatric and physician community that are unfavorable to our business;

•	the introduction of regulations which impose additional costs on or impede our business; and

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

We have a history of operating losses.

We are a company with a limited operating history. Since our inception, we have incurred significant operating losses. As of September 30, 2009, our net loss was approximately $25 million. Our future capital requirements will depend on many factors, such as the risk factors described in this section, including our ability to maintain our existing cost structure and to execute our business and strategic plans as currently conceived.  Even if we achieve profitability, we may be unable to maintain or increase profitability on a quarterly or annual basis.

We will need additional funding to support our operations and capital expenditures, which may not be available to us and which lack of availability could adversely affect our business.

We have not generated significant revenues or become profitable, may never do so, and may not generate sufficient working capital to cover costs of operations.  We intend to fund our operations and capital expenditures from revenues, our cash on hand, from the proceeds of future financings and potentially from strategic collaborations. As of September 30, 2009, we had approximately $0.99 million in cash and cash equivalents at hand.  On December 24, 2009 we closed on the second tranche of our Private Placement in which we raised net proceeds of $2.65 million (please see Item 5, under the heading “Recent Sales of Unregistered Securities—Private Placement Transactions” for further information).  We plan to use these funds to pay-off debt and provide working capital for our operations.  Despite the completion of this financing, we believe that it will be necessary to raise additional funds in 2010.

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

•
the amount and timing of costs we incur in connection with our research and product development activities, including enhancements to our CNS Database and costs we incur to further validate the efficacy of our rEEG technology;

•	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our selling and marketing efforts;

•	whether we incur additional legal fees in our litigation with Brandt in relation to his pending counterclaims in the United States District Court or any appeals that he may bring in Delaware;

•	revenues we generate from the sale of our services; and

•	if we expand our business by acquiring or investing in complimentary businesses.

We do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  In addition, any additional funding may result in significant dilution to existing stockholders.  If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, and implement other cost saving measures. Any of these actions could substantially harm our business.

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

Our belief in the efficacy of our rEEG technology is based on a limited number of studies.  Such results may not be statistically significant, and may not be indicative of the long-term future efficacy of the information we provide. Controlled scientific studies, including those that have been announced and that are planned for the future, may yield results that are unfavorable or demonstrate that our services, including our rEEG Reports, are not clinically useful. While we have not experienced such problems to date, if the initially indicated results cannot be successfully replicated or maintained over time, utilization of services based on our rEEG technology, including the delivery of our rEEG Reports, may not increase as we anticipate, which would harm our operating results and stock price.  In addition, if we fail to upgrade our CNS Database to account for new medications that are now available on the market, psychiatrists and other physicians may be less inclined to utilize our services if they believe that our reports only provide information about older treatment options, which would further harm our operating results and stock price.

If we do not maintain and expand our relationships in the psychiatric and physician community, our growth will be limited and our business could be harmed.  If psychiatrists and other physicians do not recommend and endorse our products and services, we may be unable to increase our sales, and in such instances our profitability would be harmed.

Our relationships with psychiatrists and physicians are critical to the growth of our Laboratory Information Services business.  We believe that these relationships are based on the quality and ease of use of our rEEG Reports, our commitment to the behavioral health market, our marketing efforts, and our presence at tradeshows.  Any actual or perceived diminution in our reputation or the quality of our rEEG Reports, or our failure or inability to maintain our commitment to the behavioral health market and our other marketing and product promotion efforts could damage our current relationships, or prevent us from forming new relationships, with psychiatrists and other physicians and cause our growth to be limited and our business to be harmed.

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

In the event that the marketplace perceives our rEEG Reports as not offering the benefits which we believe they offer, we may receive significant negative publicity.  This publicity may result in litigation and increased regulation and governmental review.  If we were to receive such negative publicity or unfavorable media attention, whether warranted or unwarranted, our ability to market our rEEG Reports would be adversely affected, pharmaceutical companies may be reluctant to pursue strategic initiatives with us relating to the development of new products and services based on our rEEG technology, we may be required to change our products and services and become subject to increased regulatory burdens, and we may be required to pay large judgments or fines and incur significant legal expenses.  Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

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

Any of the following could delay the completion of clinical trials, or result in a failure of these trials to support our business, which would have an adverse effect on our business:

•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients and volunteers into clinical trials;

•	lower than anticipated retention rates of patients and volunteers in clinical trials;

•	negative results from clinical trials for any of our potential products; and

•	failure of our clinical trials to demonstrate the efficacy or clinical utility of our potential products.

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

We consider the protection of our intellectual property to be critical to our business prospects.  We currently have three issued U.S. patents, as well as issued patents in Australia and Israel, and we have filed separate patent applications in multiple foreign jurisdictions.

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

The Liability of Our Directors Is Limited.

The applicable provisions of the Delaware General Corporate Law and our Certificate of Incorporation limit the liability of our directors to the Company and our stockholders for monetary damages for breaches of their fiduciary duties, with certain exceptions, and for other specified acts or omissions of such persons. In addition, the applicable provisions of the Delaware General Corporate Law and of our Certificate of Incorporation and Bylaws provide for indemnification of such persons under certain circumstances.  In the event we are required to indemnify any of our directors, our financial strength may be harmed, which may in turn lower our stock price.

Although we believe we are not currently subject to regulatory pre-market approval for the sale of our rEEG Reports, regulations are constantly changing, and in the future our business may be subject to regulation.

As further discussed in Item 1 of this report under the heading “Government Regulation”, we do not believe that sales of our Laboratory Information Services, including our rEEG Reports, are subject to regulatory pre-market approval.  However, federal, state and foreign laws and regulations relating to the sale of our rEEG Reports are subject to future changes, as are administrative interpretations of regulatory agencies. In the event that we do not resolve the status of our Laboratory Information Services with the FDA, or in the event that federal, state or foreign laws and regulations change, we may need to incur additional costs to seek governmental approvals for the sale of our Laboratory Information Services. There is no guarantee that we will be able to obtain such approvals in a timely manner or at all, and as a result, our business would be significantly harmed. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, including injunctions preventing us from conducting our business, withdrawal of clearances or approvals and civil and criminal penalties.

If we do not retain our senior management and other key employees, we may not be able to successfully implement our business strategy.

Our future success depends on the ability, experience and performance of our senior management and our key professional personnel.  Our success therefore depends to a significant extent on retaining the services of George Carpenter, our Chief Executive Officer, our senior product development and clinical managers, and others.  Because of their ability and experience, if we lose one or more of the members of our senior management or other key employees, our ability to successfully implement our business strategy could be seriously harmed.  While we believe our relationships with our executives are good and do not anticipate any of them leaving in the near future, the loss of the services of any of our senior management could have a material adverse effect on our ability to manage our business.  We do not carry key man life insurance on any of our key employees.

If we do not attract and retain skilled personnel, we may not be able to expand our business.

Our products and services are based on a complex database of information.  Accordingly, we require skilled medical, scientific and administrative personnel to sell and support our products and services. Our future success will depend largely on our ability to continue to hire, train, retain and motivate additional skilled personnel, particularly sales representatives who are responsible for customer education and training and customer support.  In the future, if we pursue our pharmaceutical opportunities, we will also likely need to hire personnel with experience in clinical testing and matters relating to obtaining regulatory approvals.  If we are not able to attract and retain skilled personnel, we will not be able to continue our development and commercialization activities.

In the future we could be subject to personal injury claims, which could result in substantial liabilities that may exceed our insurance coverage.

All significant medical treatments and procedures, including treatment that is facilitated through the use of our rEEG Reports, involve the risk of serious injury or death. While we have not been the subject of any personal injury claims for patients treated by providers using our rEEG Reports, our business entails an inherent risk of claims for personal injuries, which are subject to the attendant risk of substantial damage awards. We cannot control whether individual physicians and psychiatrists will properly select patients, apply the appropriate standard of care, or conform to our procedures in determining how to treat their patients. A significant source of potential liability is negligence or alleged negligence by physicians treating patients with the aid of the rEEG Reports that we provide. There can be no assurance that a future claim or claims will not be successful or, including the cost of legal defense, will not exceed the limits of available insurance coverage.

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

Our future revenue growth will depend in part upon the availability of reimbursement from third-party payers for psychiatrists and physicians who use our rEEG Reports to guide the treatment of their patients. Such third-party payers include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payers are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which procedures they will pay for and the amounts that they will pay for new procedures. As a result, they may not cover or provide adequate payment for treatments that are guided by our rEEG Reports, which will discourage psychiatrists and physicians from utilizing the information services we provide.  We may need to conduct studies in addition to those we have already announced to demonstrate the cost-effectiveness of treatments that are guided by our products and services to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Adequate third-party reimbursement might not be available to enable us to realize an appropriate return on investment in research and product development, and the lack of such reimbursement could have a material adverse effect on our operations and could adversely affect our revenues and earnings.

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

We are currently in litigation with our former Chief Executive Officer and former director, Leonard Brandt, relating to his attempt to replace the Board of Directors with his own nominees.

Since June of 2009, we have been involved in litigation against Leonard J. Brandt, a stockholder, former director and our former Chief Executive Officer in the Delaware Chancery Court and the United States District Court for the Central District of California. We have expended substantial resources in connection with this litigation.  As further described below under “Item 3 Legal Proceedings”, on December 2, 2009, following a two day trial before the Delaware Court of Chancery, we prevailed in certain actions that were pending between the Company and Mr. Brandt.  As a result of the victory in the Chancery Court, we are currently evaluating whether to continue to pursue our pending action in the United States District Court against Mr. Brandt.  Mr. Brandt has filed counterclaims in that action and may choose to proceed with his counterclaims.  We believe these counterclaims are without merit, and intend to vigorously defend against them if necessary.  Although the December 2, 2009 post-trial ruling by the Delaware Chancery Court appears to us to be definitive and dispositive, we do not know whether Mr. Brandt will appeal the decision or attempt to institute new claims against us.  The defense of any claims, whether in the Delaware courts or the United States district court, could involve the expenditure of additional resources by the Company.  If the litigation continues, these costs could impact the expected use of proceeds of our recent offering that closed on December 24, 2009, and could make it more difficult for us to raise any additional funds needed to finance our corporate and working capital needs.

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

Many states, including California, in which our principal executive offices are located, have laws that prohibit business corporations, such as us, from practicing medicine, exercising control over medical judgments or decisions of physicians, or engaging in certain arrangements, such as employment or fee-splitting, with physicians. Courts, regulatory authorities or other parties, including physicians, may assert that we are engaged in the unlawful corporate practice of medicine through our ownership of the Neuro-Therapy Clinic or by providing administrative and ancillary services in connection with our rEEG Reports. These parties may also assert that selling our rEEG Reports for a portion of the patient fees constitutes improper fee-splitting.  If asserted, such claims could subject us to civil and criminal penalties and substantial legal costs, could result in our contracts being found legally invalid and unenforceable, in whole or in part, or could result in us being required to restructure our contractual arrangements, all with potentially adverse consequences to our business and our stockholders.

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

Bid and ask prices for shares of our Common Stock are quoted on NASD’s Over-the-Counter Bulletin Board under the symbol CNSO.OB. There is currently no broadly followed, established trading market for our Common Stock and an established trading market for our shares of Common Stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our Common Stock. Also, as a result of this lack of trading activity, the quoted price for our Common Stock on the Over-the-Counter Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock, and the market value of our Common Stock would likely decline.

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

The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	quarterly variations in our revenues and operating expenses;

•	developments in the financial markets and worldwide or regional economies;

•	announcements of innovations or new products or services by us or our competitors;

•	announcements by the government relating to regulations that govern our industry;

•	significant sales of our Common Stock or other securities in the open market;

•	variations in interest rates;

•	changes in the market valuations of other comparable companies; and

•	changes in accounting principles.

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

In connection with the closing of our private placement transaction in August 2009, we entered into a Registration Rights Agreement, as amended, with the investors in the private placement.  The Registration Rights Agreement obligates us to file a Registration Statement on Form S-1 to register for resale the common stock issued to the investors in the private placement, as well as the common stock issuable upon the exercise of certain warrants issued to the investors and placement agent.  The sale of these shares or other shares eligible for resale pursuant to Rule 144 of the Securities Act of 1933, as amended, could depress the market price of our Common Stock.  A reduced market price for our Common Stock could make it more difficult to raise funds through future offering of Common Stock.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 53% of our issued and outstanding Common Stock. As a result, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our Common Stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our Common Stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of Common Stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Transactions engaged in by our largest stockholders, our directors or executives involving our common stock may have an adverse effect on the price of our stock.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 53% of our issued and outstanding Common Stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our Common Stock, which may further cause the price of our stock to decline.

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

Our lease for our headquarters and Laboratory Information Services business, located at 2755 Bristol St., Suite 285, Costa Mesa, California, expired in November 2009.  We continue to lease this space on a month to month basis.

We lease space for our Clinical Services operations under a lease which expires in February 2010. The facility is approximately 3,500 square feet, and is located in Denver, Colorado. This lease is currently in the process of being renegotiated.  In addition, we sublease approximately 1,000 square feet of space at a site adjacent to the primary suite on a month-to-month basis for our Clinical Services business.

We believe that our current space is adequate for our needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

ITEM 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the ordinary course of business. Other than as set forth below, we are not currently party to any legal proceedings, the adverse outcome of which, in our management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Since June of 2009, we have been involved in litigation against Leonard J. Brandt, a stockholder, former director and our former Chief Executive Officer (“Brandt”) in the Delaware Chancery Court and the United States District Court for the Central District of California.  At the conclusion of a two-day trial that commenced December 1, the Chancery Court entered judgment for the Company and dismissed with prejudice Brandt's action brought pursuant to Section 225 of the Delaware General Corporation Law, which sought to oust the incumbent directors other than Brandt.  The Chancery Court thereby found that the purported special meeting of stockholders convened by Brandt on September 4, 2009 was not valid and that the directors purportedly elected at that meeting are not entitled to be seated.

The Chancery Court also denied an injunction sought by Mr. Brandt to prevent the voting of shares issued by the Company in connection with our bridge financing in June 2009 and securities offering in August 2009, and dismissed Brandt's claims regarding those financings and stock issuances.  The Chancery Court also dismissed with prejudice another action brought by Mr. Brandt, in which he claimed he had not been provided with information owed to him.

An action before the United States District Court for the Central District of California remains outstanding.  We are evaluating our options in connection with this lawsuit.

The following is a summary of the litigation proceedings involving the Company and Brandt:

Delaware Chancery Court – CNS Response, Inc. v. Leonard Brandt, Meyerlen LLC, EAC Investment Limited Partnership and "John Does 1-20" (Any CNS Stockholder Purporting to be Among Holders of Shares Constituting 25% Of the Company's Stock As Referenced In the June 20, 2009 Notice Of Special Meeting) – C.A. No. 4688-CC

On June 26, 2009, we commenced an action in the Delaware Court of Chancery against Leonard Brandt and certain other parties in connection with Brandt’s efforts to seize control of the Company by unseating the incumbent directors (other than Brandt).  In our complaint, we alleged that Brandt’s actions in connection with his purported special meeting notices and attempts to call and hold a special meeting violate certain provisions of the Delaware General Corporation Law (the “DGCL”), and we sought declaratory and injunctive relief to invalidate a special meeting called by Brandt.

On June 26, 2009, we also moved for issuance of a temporary restraining order against Brandt’s holding a special meeting.  Brandt opposed the motion, and on June 29 the Chancery Court heard and denied our motion for a temporary restraining order, on the grounds that we could seek relief from Brandt’s actions after his special meeting occurred.

On August 12, 2009, Brandt and Defendant MeyerLen, LLC filed an answer and affirmative defenses to our June 26, 2009 complaint.  In addition, Brandt filed a counterclaim and third-party complaint against us, our other directors, affiliates of one of the directors, and investors who are not employees, officers or directors of the Company.  In his answer and the counterclaims and third party claims, Brandt alleged, among other things, that the other directors acted without authority in connection with his removal as the CEO in April 2009 and violated their fiduciary duties in connection with their consideration and approval of certain financings completed by us subsequent to Brandt’s termination as CEO.  Brandt alleged that certain defendants aided and abetted the directors in their breaches and wrongful acts.  Brandt also asked the court to invalidate certain bylaw changes adopted by our board of directors.

On August 24, 2009, Brandt filed a motion seeking an injunction against our issuance of shares of our stock to John Pappajohn or Sail Ventures pursuant to existing agreements between us and those investors, and against the implementation of our previously-announced bylaw amendments.

On October 22, 2009, Brandt and Defendant MeyerLen, LLC filed an amended answer and affirmative defenses to our June 26, 2009 complaint and an amended counterclaim and third-party complaint against us, our other directors, affiliates of one of the directors, and investors who are not employees, officers or directors of the Company.  On the same day, Brandt filed an amended motion for a preliminary injunction, which sought to prevent the voting of shares issued by the Company in connection with our bridge financings in May and June, 2009 and the securities offering in August, 2009.  On the same day, Brandt moved to expedite proceedings in the action, coordinate discovery with his Section 225 action described below, and have the motion for a preliminary injunction argued at the conclusion of the trial of the Section 225 action.

On October 30, 2009, the Delaware Chancery Court granted the motion to expedite proceedings in the action, coordinate discovery with his Section 225 action described below, and have the motion for a preliminary injunction argued at the conclusion of the trial of the Section 225 action.

On December 2, 2009, after full briefing, evidentiary submissions, and argument of the motion for a preliminary injunction, the Chancery Court denied the injunctive relief sought by Brandt to prevent the voting of shares issued by the company in connection with our bridge financings in May and June and securities offering in August.  Instead, the Court dismissed Brandt's counterclaims regarding those financings and stock issuances. On the same date, the Delaware Chancery Court dismissed the underlying Section 211 action against Brandt as moot.

Delaware Chancery Court – Leonard J. Brandt v. CNS Response, Inc., C.A. No, 4773-CC

On July 31, 2009, Brandt filed an action under Section 220 of the DGCL asking the Chancery Court to require us to provide him with certain books and records, including stockholder information.  On July 31, Brandt also requested emergency injunctive relief against us compelling us to provide the records immediately.  We opposed the motion.  On August 3, 2009 the Chancery Court heard argument and denied the requested emergency relief.  On August 24, 2009, we answered the complaint and asserted affirmative defenses to it.  On December 2, 2009, the Chancery Court dismissed Brandt’s action with prejudice.

Purported September 4 Stockholders Meeting and Subsequent Action Filed by Brandt Under DGCL 225 — Leonard J. Brandt v. CNS Response, Inc., George Carpenter, Henry T. Harbin, M.D., David B. Jones, Jerome Vaccaro, M.D., John Pappajohn and Tommy Thompson, C.A. No. 4867-CC

Pursuant to a notice dated August 25, Brandt purported to hold a special meeting of stockholders on September 4, 2009.  In his proxy materials accompanying the notice, Brandt claimed that the record date for the purported meeting was August 24.  Brandt claimed that a quorum was present and proceeded to call a vote on his proposal to elect himself and his nominees as directors.  He then claimed that his own shares and the shares for which he purportedly held proxies were sufficient to elect Brandt and the other nominees.  We took the position that no valid stockholder action was taken on September 4, that no changes to the board of directors occurred, and that the election of the company’s directors would occur at the scheduled CNS annual meeting of stockholders on September 29, 2009. While our bylaws permit stockholders to call special meetings under certain circumstances, those meetings (i) require the stockholders wishing to call the meeting to follow certain procedures that Brandt did not follow and (ii) cannot involve the election of directors.  In addition, Brandt’s purported record date of August 24 was invalid because our board of directors had already established August 27 as the record date and, as a result, not all of the stockholders entitled to vote at his purported meeting were permitted to do so.

On September 4, Brandt filed an action seeking relief under Section 225 of the DGCL in the Delaware Court of Chancery against us and our directors George Carpenter, Henry T. Harbin, M.D., David B. Jones, Jerome Vaccaro, M.D., John Pappajohn and former Wisconsin Governor Tommy Thompson.  Section 225 provides a statutory mechanism for review of contested elections. Brandt sought to have the Court declare that his meeting and election were valid.

On September 25, 2009, the Company and its incumbent directors answered the complaint and asserted affirmative defenses.  On September 29, 2009, the Chancery Court issued a “status quo” order, which maintained the Board of Directors in place immediately prior to the purported September 4 meeting (Messrs. Carpenter, Jones, Pappajohn, Thompson and Brandt, and Drs. Harbin and Vaccaro).  The status quo order also placed certain restrictions on certain corporate actions during the pendency of the Section 225 action.

Later on September 29, the Company convened its Annual Meeting of Stockholders, which had been duly noticed earlier in September.  At the meeting we submitted certain matters to a vote of security holders through the solicitation of proxies.   At the meeting, our stockholders elected George Carpenter, Henry Harbin, M.D., David B. Jones, John Pappajohn, Tommy Thompson and Jerome Vaccaro, M.D. to serve as Directors on our Board of Directors for one year or until their respective successors have been elected.

Full discovery in the action occurred in September, October and November.  On December 1 and 2, 2009, the Chancery Court conducted a trial of the matter.  At the close of the trial, the court granted judgment to the Company on Brandt’s complaint and dismissed Brandt’s action with prejudice.  The Chancery Court thereby found that the purported special meeting of stockholders convened by Brandt on September 4, 2009 was not valid and that the directors purportedly elected at that meeting are not entitled to be seated.

Delaware Chancery Court – CNS Response, Inc. v. Leonard Brandt, C.A. No. 4901-CC (Breach of Fiduciary Duty)

On September 16, 2009, we filed a complaint in the Delaware Chancery Court against Brandt for violations of his fiduciary duty of loyalty to the Company and its stockholders.  On December 2, 2009, the Chancery Court dismissed the Company’s breach of fiduciary duty claims without prejudice.

United States District Court for the Central District of California-  CNS Response, Inc. v. Leonard Brandt, EAC Investment Limited Partnership and EAC Investment, Inc. (Case No. SACV 09-00756-CJC)

On July 2, 2009, we filed a complaint against Brandt, EAC Investment Limited Partnership and EAC Investment, Inc. (collectively, “EAC”), another stockholder of the Company.  In that complaint, we allege that Brandt has violated sections 14(a) and 13(d) of the Securities Exchange Act of 1934, as amended, and related SEC rules and regulations (the “Exchange Act”), in connection with his ongoing campaign to seize control of the company by unseating the incumbent directors (other than Brandt).  We allege that EAC violated Section 13(d) of the Exchange Act.  The Company sought injunctive and declaratory relief to prevent the use of proxies and written consents that Brandt or the other defendants obtained in violation of law, declaring the proxies obtained by Brandt invalid, prohibiting any further unlawful proxy solicitation and any further violations of Section 13(d) and 14(a) of the Exchange Act, and requiring remedial disclosures.  The Company also sought damages in an amount to be determined.

The defendants responded to our complaint by filing motions to dismiss on July 27, 2009 pursuant to Federal Rule of Civil Procedure 12(b)(6), based on two primary arguments: (i) that the defendants had filed preliminary proxy materials, preliminary consent solicitation materials and/or amended Schedule 13Ds with the SEC, and those filings cured any alleged violations, and (ii) that we faced no imminent threat of irreparable injury and, therefore, were not entitled to injunctive relief.  EAC also moved to dismiss the complaint against it for improper venue.  We filed our oppositions to the motions to dismiss on August 10, 2009.  On August 18, 2009, the court denied the motions to dismiss, finding, among other things, that our complaint adequately pled a basis for relief and that whether Brandt’s filings could cure the alleged violations of sections 14(a) and 13(d) were questions of fact that could not be resolved in a motion to dismiss.

On August 17, 2009, Brandt distributed to our stockholders by email preliminary proxy materials with a proxy card.  On August 21, 2009, we filed a motion for temporary restraining order to enjoin Brandt from using any invalidly obtained proxies or consents, including any proxies or consents obtained in response to his preliminary proxy statement distribution.  We asserted, among other things, that the delivery of preliminary proxy materials including a proxy card violated Rule 14a-4(f) of the Exchange Act and that the disclosures contained in, or omitted from, the materials distributed by Brandt violated Rule 14a-9 of the Exchange Act.  On August 25, 2009, the court denied our motion for the temporary restraining order citing, among other things, an affidavit provided by Brandt that he would not solicit proxies until he has filed a definitive proxy statement with the Securities and Exchange Commission.

On September 17, 2009, the defendants in the case filed counterclaims against us, our Chief Executive Officer and director George Carpenter, and "Roes 1 through 10," alleging violations of Section 14 of the Exchange Act in the solicitation of proxies or the revocation of proxies.  Unspecified damages and injunctive relief are sought.  On December 14, 2009, the company and George Carpenter answered the counterclaims in the case.

Given our victory in the Delaware Court of Chancery, we have not determined whether or how we will pursue this action.  Mr. Brandt may choose to proceed with his counterclaim.

We have expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  Although the ruling by the Delaware Chancery Court appears to us to be definitive and dispositive, we do not know whether Mr. Brandt will appeal the decisions or institute new claims against us.  The defense of any such claims could involve the expenditure of additional resources by the Company.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on September 29, 2009, we submitted certain matters to a vote of security holders through the solicitation of proxies.   At the meeting, our stockholders elected George Carpenter, Henry Harbin, M.D., David B. Jones, John Pappajohn, Tommy Thompson and Jerome Vaccaro, M.D. to serve as Directors on our Board of Directors for one year or until their respective successors have been elected.

The following table provides the number of votes cast for or withheld for each director:

Name	For	Withheld
George Carpenter	26,492,372	11,015
Henry Harbin, M.D.	26,325,705	177,682
David Jones	26,492,372	11,015
John Pappajohn	26,492,370	11,017
Tommy Thompson	26,492,372	11,015
Jerome Vaccaro, M.D.	26,325,705	177,682

As discussed under Item 3, Mr. Brandt previously had purported to hold a special meeting of stockholders on September 4, 2009.  Mr. Brandt claimed that a quorum was present at his September 4 meeting and proceeded to call a vote on his proposal to elect himself and his nominees as directors.  He then claimed that his own shares and the shares for which he purportedly held proxies were sufficient to elect Brandt and the other nominees.  On December 2, 2009, following a two day trial, the Delaware Chancery Court ruled that the purported special meeting of stockholders convened by Brandt on September 4, 2009 was not valid and therefore the directors purportedly elected at that meeting will not be seated.  Therefore it is now uncontested that the directors elected at the CNS September 29, 2009 meeting are the validly elected directors of the Company.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	High*	Low*

Year Ended September 30, 2008
First Quarter	$0.90	$0.75
Second Quarter	$2.25	$0.75
Third Quarter	$3.00	$0.55
Fourth Quarter	$0.75	$0.51

Year Ended September 30, 2009
First Quarter	$1.01	$0.10
Second Quarter	$0.90	$0.05
Third Quarter	$0.69	$0.15
Fourth Quarter	$0.72	$0.20

On December 28, 2009, the closing sales price of our common stock as reported on the OTC Bulletin Board was $1.20 per share.  As of December 28, 2009, there were 374 record holders of our common stock.  The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Recent Sales of Unregistered Securities—Private Placement Transactions

First Tranche: August 26, 2009

On August 26, 2009, we received gross proceeds of approximately $2,000,000 in the first closing of our private placement transaction (the “Private Placement”) from six accredited investors.  Pursuant to Subscription Agreements entered into with the investors, we sold approximately 38 Investment Units at $54,000 per Investment Unit.  Each “Investment Unit” consists of 180,000 shares of our Common Stock and a five year non-callable warrant to purchase 90,000 shares of our Common Stock at an exercise price of $0.30 per share.  After commissions and expenses, we received net proceeds of approximately $1,792,300 in the Private Placement.  These funds were used to repay outstanding liabilities, fund the clinical trial and for working capital.  A FINRA member firm acted as lead placement agent (the “Placement Agent”) in connection with the Private Placement.  For its services in connection with the Private Placement, the Placement Agent received (i) a cash fee of $55,980, (ii) a cash expense allowance of $40,860, and (iii) a five year non-callable warrant to purchase 274,867 shares of our Common Stock at an exercise price of $0.33 per share, first exercisable no earlier than February 26, 2010.

Pursuant to a Registration Rights Agreement entered into with each investor, we agreed to file a registration statement covering the resale of the Common Stock and the Common Stock underlying the warrants sold in the Private Placement, as well as the Common Stock underlying the warrants issued to the Placement Agent by the later of October 26, 2009 or the 20th calendar day after the termination of the offering.  The Registration Rights agreement was subsequently amended to allow the filing of the registration statement by the later of 10 business days following the Company’s filing of its Annual Report on Form 10-K for its September 30, 2009 year end or the 20th calendar day after termination of the  offering.

In addition, the Company agreed to use its best efforts to have the registration statement declared effective no later than 180 days following the final closing of the offering and maintain such effectiveness until the earlier of the second anniversary of the date of such effectiveness or the date that all of the securities covered by the registration statement may be sold without restriction.

In issuing the shares and warrants to the investors without registration under the Securities Act of 1933, as amended (the “Securities Act”), we relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated thereunder, as the shares and warrants were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement. We made this determination based on the representations of each investor which included, in pertinent part, that such investor is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that such investor was acquiring the shares and the warrant for investment purposes for its own account, and not with a view to, or for resale in connection with, any distribution or public offering thereof within the meaning of the Securities Act, and that such investor understood that the shares, the warrant and the securities issuable upon exercise thereof may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Events Relating to First Closing of Private Placement Transaction

(a)           Conversion of March Notes

On March 30, 2009, we entered into two Senior Secured Convertible Promissory Notes, each in the principal amount of $250,000 (each a “March Note” and, collectively, the “March Notes”), with Brandt Ventures, GP (“Brandt”) and SAIL Venture Partners, LP (“SAIL”). Leonard Brandt, a former member of our board of directors, is the general partner of Brandt and David B. Jones, a current member of our board of directors, is a managing member of Sail Venture Partners, LLC, which is the general partner of SAIL. The terms of the March Notes provided that in the event we consummate an equity financing transaction of at least $1,500,000 (excluding any and all other debt that is converted), then the principal and all accrued, but unpaid interest outstanding under the notes shall be automatically converted into the securities issued in the equity financing by dividing such amount by 90% of the per share price paid by the investors in such financing.  In accordance with the terms of the March Notes, at the closing of the Private Placement, we issued to each of Brandt and SAIL 956,164 shares of common stock and a five year non-callable warrant to purchase 478,082 shares of our common stock at an exercise price of $0.30 per share.

(b)           Conversion of May SAIL Note

On May 14, 2009, we entered into a Bridge Note and Warrant Purchase Agreement (the “SAIL Purchase Agreement”) with SAIL. Pursuant to the SAIL Purchase Agreement, on May 14, 2009 SAIL purchased a Secured Promissory Note in the principal amount of $200,000 from us (the “May SAIL Note”). In order to induce SAIL to purchase the note, we issued to SAIL a warrant to purchase up to 100,000 shares of our common stock at a purchase price equal to $0.25 per share.  The warrant expires on the earlier to occur of May 31, 2016 or a change of control of the company.  The terms of the May SAIL Note provided that in the event we consummate an equity financing transaction of at least $1,500,000 (excluding any and all other debt that is converted), then the principal and all accrued, but unpaid interest outstanding under the note shall be automatically converted into the securities issued in the equity financing by dividing such amount by 85% of the per share price paid by the investors in such financing.  In accordance with the terms of the May SAIL Note, at the closing of the Private Placement, we issued to SAIL 802,192 shares of our common stock and a five year non-callable warrant to purchase 401,096 shares of our common stock at an exercise price of $0.30 per share.

(c)           Conversion of Pappajohn Note

On June 12, 2009, Mr. Pappajohn entered into a Bridge Note and Warrant Purchase Agreement (the “Pappajohn Purchase Agreement”) with us.  Pursuant to the Pappajohn Purchase Agreement, Mr. Pappajohn purchased a Secured Convertible Promissory Note in the principal amount of $1,000,000 from us.  In order to induce Mr. Pappajohn to purchase the note, we issued to Mr. Pappajohn a warrant to purchase up to 3,333,333 shares of our common stock at a purchase price equal to $0.30 per share.  The warrant expires on June 30, 2016.

The note issued pursuant to the Pappajohn Purchase Agreement provided that the principal amount of $1,000,000 together with a single payment of $90,000 (the “Premium Payment”) would be due and payable, unless sooner converted into shares of our common stock (as described below), upon the earlier to occur of: (i) a declaration by Mr. Pappajohn on or after June 30, 2010 or (ii) an Event of Default (as defined in the note).  The note was secured by a lien on substantially all of our assets (including all of our intellectual property).  In the event of a liquidation, dissolution or winding up of the company, unless Mr. Pappajohn informed us otherwise, we were required to pay Mr. Pappajohn an amount equal to the product of 250% multiplied by the then outstanding principal amount of the note and the Premium Payment.

The Pappajohn Purchase Agreement also provided that in the event we consummated an equity financing transaction of at least $1,500,000 (excluding any and all other debt that is converted), the then outstanding principal amount of the note (but excluding the Premium Payment, which would be repaid in cash at the time of such equity financing) would be automatically converted into the securities issued in the equity financing by dividing such amount by the per share price paid by the investors in such financing.  The note also provided that the securities issued upon conversion of the note would be otherwise issued on the same terms as such shares are issued to the lead investor that purchases shares of the company in the qualified financing.

At the closing of the Private Placement, we paid the Premium Payment to Mr. Pappajohn, and the outstanding principal amount of Mr. Pappajohn’s note ($1,000,000 as of August 26, 2009) converted into 3,333,334 shares of our common stock. In addition, in accordance with the terms of his note, Mr. Pappajohn was issued a five year non-callable warrant to purchase 1,666,667 shares of our common stock at an exercise price of $0.30 per share.

In issuing the shares and warrants described above without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated thereunder, as such shares and warrants were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement. We made this determination based on the representations of each note holder which included, in pertinent part, that such note holder is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that such note holder was acquiring the shares and warrants for investment purposes for its own account, and not with a view to, or for resale in connection with, any distribution or public offering thereof within the meaning of the Securities Act, and that such note holder understood that the shares, the warrants and the securities issuable upon exercise thereof may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Second Tranche: December 24, 2009

On December 24, 2009, we completed a second closing of our Private Placement (as described above, the first closing of our Private Placement occurred on August 26, 2009), resulting in additional gross proceeds to us of approximately $3.0 million.

Pursuant to Subscription Agreements entered into with investors, we sold approximately 55 Investment Units at $54,000 per Investment Unit. Each “Investment Unit” consists of 180,000 shares of our common stock and a five year non-callable warrant to purchase 90,000 shares of our common stock at an exercise price of $0.30 per share.

After commissions and expenses, we received net proceeds of approximately $2.65 million in connection with the second closing of our Private Placement.  We intend to use the proceeds from the second closing for general corporate purposes, including clinical trial expenses, research and development expenses, and general and administrative expenses, including the payment of accrued legal expenses incurred in connection with successfully defending the company from actions brought in the Delaware Court of Chancery by Leonard Brandt.

A FINRA member firm acted as lead placement agent in connection with the second closing of our Private Placement.  For its services in connection with the second closing, the Placement Agent received (i) a cash fee of $195,200, (ii) a cash expense allowance of $59,920, and (iii) a five year non-callable warrant to purchase 672,267 shares of our common stock at an exercise price of $0.33 per share, first exercisable no earlier than June 24, 2010.

In connection with the second closing of our Private Placement, each investor who participated in the financing became party to the Registration Rights agreement described above and will receive the same rights and benefits as the investors in the first closing of our Private Placement.

In issuing the shares and warrants to the investors without registration under the Securities Act of 1933, as amended (the “Securities Act”), we relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated thereunder, as the shares and warrants were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.  We made this determination based on the representations of each investor which included, in pertinent part, that such investor is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that such investor was acquiring the shares and the warrant for investment purposes for its own account, and not with a view to, or for resale in connection with, any distribution or public offering thereof within the meaning of the Securities Act, and that such investor understood that the shares, the warrant and the securities issuable upon exercise thereof may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

ITEM 6.	Selected Financial Data.

Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes provided under Part II, Item 8 of this annual report on Form 10-K.  This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the fiscal years ended September 30, 2009 and 2008.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “goal,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this annual report on Form 10-K for a discussion of certain risks associated with our business.  We disclaim any obligation to update forward-looking statements for any reason.

Overview

We are a life sciences company with two distinct business segments. Our Laboratory Information Services business operated by CNS California, which we consider our primary business, is focused on the commercialization of a patented system that guides psychiatrists and other physicians to determine a proper treatment for patients with behavioral (psychiatric and/or addictive) disorders.  Our Clinical Services business operated by Neuro-Therapy Clinic,  ("NTC") is a full service psychiatric clinic.

Laboratory Information Services

In connection with our Laboratory Information Services business, we have developed an extensive proprietary database (the “CNS Database”) consisting of over 17,000 clinical outcomes across more than 2,000 patients who had psychiatric or addictive problems. For each patient, we have compiled electrocephalographic (“EEG”) data, symptoms and outcomes, often across multiple treatments from multiple psychiatrists and physicians. Using this database, our technology compares a patient’s EEG  to the outcomes in the database and ranks treatment options based on treatment success of patients having similar neurophysiology.

Trademarked as Referenced-EEG® (“rEEG®”), this patented technology allows us to create and provide simple reports (“rEEG Reports”) that specifically guide physicians to treatment strategies based on the patient’s own physiology. The vast majority of these patients were considered long-term “treatment-resistant”, the most challenging, high-risk and expensive category to treat.

rEEG identifies relevant neurophysiology that is variant from the norm and identifies medications that have successfully treated database patients having similar aberrant physiology.  It does this by comparing a patient’s standard digital EEG to an external normative database, which identifies the presence of abnormalities. The rEEG process then identifies a set of patients having similar abnormalities as recorded in our CNS Database and reports on historical relative medication success for this stratified group. Upon completion, the physician is provided the analysis in a report detailing and ranking classes of agents (and specific agents within the class) by treatment success for patients having similar abnormal electrophysiology.

Our business is focused on increasing the demand for our rEEG services.  We believe the key factors that will drive broader adoption of rEEG will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our test, reimbursement by third-party payers, expansion of our sales force and increased marketing efforts.

Clinical Services

In January 2008, we acquired our largest customer, the Neuro-Therapy Clinic, Inc.  Upon the completion of the transaction, NTC became a wholly-owned subsidiary of ours. NTC operates one of the largest psychiatric medication management practices in the state of Colorado, with nine full time and four part time employees including psychiatrists and clinical nurse specialists with prescribing privileges.  Daniel A. Hoffman, M.D. is the medical director at NTC, and, after the acquisition, became our Chief Medical Officer and more recently, our President.

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

Business operations

Since our inception, we have generated significant net losses. As of September 30, 2009, we had an accumulated deficit of $25.2 million. We incurred operating losses of $8.5 million and $5.4 million for the fiscal years ended September 30, 2009 and 2008, respectively.  We expect our net losses to continue for at least the next couple of years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, scale up of our commercial organization, and other general corporate purposes, including the payment of legal fees associated with our litigation.  Research and development projects include the completion of more clinical trials which are necessary to further validate the efficacy of our products and services relating to our rEEG technology across different type of behavioral disorders, the enhancement of the CNS Database and, to a lesser extent, the identification of new medication that are often combinations of approved drugs.

Acquisition of Neuro-Therapy Clinic

On January 15, 2008, we acquired all of the outstanding common stock of NTC in exchange for a non-interest bearing $300,000 note payable in equal monthly installments over 36 months.  The acquisition was accounted under the purchase method of accounting, and accordingly, the purchase price was allocated to NTC’s net tangible assets based on their estimated fair values as of January 15, 2008.  The excess purchase price over the value of the net tangible assets was recorded as goodwill.  The purchase price and the allocation thereof are as follows:

Fair value of note payable issued	$265,900
Direct transaction costs	43,700
Purchase price	309,600
Allocated to net tangible liabilities, including cash of $32,100	(10,600)
Allocated to goodwill	$320,200

The acquisition was not material, and accordingly, no pro forma results are presented.  As of September 30, 2009 the goodwill was determined to be fully impaired and was consequently written off.

The 2009 Private Placement Transaction

As more fully described under Item 5 under the heading “Recent Sales of Unregistered Securities –Private Placement Transaction”, on August 26, 2009, we received gross proceeds of approximately $2,043,000 in the first closing of our private placement transaction with six investors.  Pursuant to Subscription Agreements entered into with the investors, we sold approximately 38 Investment Units at $54,000 per Investment Unit.  Each “Investment Unit” consists of 180,000 shares of our common stock and a five year non-callable warrant to purchase 90,000 shares of our common stock at an exercise price of $0.30 per share.  After commissions and expenses, we received net proceeds of approximately $1,792,300 upon the first closing of our private placement.  In connection with the first closing, and as more fully described under Item 5 under the heading “Events Related to Private Placement Transaction”, certain promissory notes then outstanding were converted into shares of common stock and we issued warrants to the investors in connection with the note conversions.

On December 24, 2009, we had a second closing of our private placement in which we received additional gross proceeds of approximately $2,996,000 from approximately 30 investors.  At the second closing, we sold approximately 55 Investment Units on the same terms and conditions as the Investment Units sold at the first closing. After commissions and expenses, we received net proceeds of approximately $2,650,400 in connection with the second closing of our private placement.

Prior to our private placement, we raised aggregate proceeds of $1,700,000 in 2009 through the issuance of secured convertible promissory notes on each of March 30, May 14, and June 12.  Upon the first closing of our private placement on August 26, 2009, these notes were converted into shares of our common stock, as more fully described under Item 5 under the heading “Events Relating to First Closing of Private Placement Transaction”.

Matters Involving our Former Chief Executive Officer and Former Director, Leonard Brandt

On April 10, 2009, our Board of Directors voted to remove Len Brandt as the CEO of the Company and appointed George Carpenter as our CEO. On the same date, Mr. Brandt resigned as Chairman of the Board, but retained his seat on the Board of Directors.  On June 19, 2009, Mr. Brandt informed us of his intention to call a special meeting of Company stockholders in lieu of an annual meeting, for the purpose of unseating the other members of the Board and replacing them with his nominees.  Subsequently, Mr. Brandt made multiple mailings to stockholders purporting to give notice of a meeting, scheduled multiple dates for the meeting, attempted to call and adjourn meetings on at least six occasions.  Mr. Brandt failed to convene a quorum or take any action at any of these meetings.

Mr. Brandt finally attempted to call a special meeting of stockholders to be held on September 4, 2009, and purportedly held a meeting on that date, at which he claimed to have elected his own slate of directors.  Subsequent to this purported meeting, Mr. Brandt filed an action under Section 225 of the Delaware General Corporation Law (“DGCL”) seeking to validate the results of that purported meeting.  Mr. Brandt also filed several other actions in the Delaware Chancery Court as further described under Item 3, Legal Proceedings.  He filed claims for breach of fiduciary duty in connection with the approval by our Board of the May 14, 2009 and June 18, 2009 bridge loans and the first closing of the private placement on August 26, 2009, and made a motion to preliminarily enjoin the voting of certain shares of our common stock and to prevent action by written consent by such stockholders.  Mr. Brandt also sought a permanent injunction against the voting of these shares and to rescind their issuance.  While these actions were pending, we were operating under what is commonly referred to as a “status quo” order, which maintained the Board of Directors in place immediately prior to the purported September 4 meeting (Messrs. Carpenter, Jones, Pappajohn, Thompson and Brandt, and Drs. Harbin and Vaccaro).  The status quo order also placed certain restrictions on certain corporate actions during the pendency of the Section 225 action described above.

As further described under Item 3, Legal Proceedings, on December 2, 2009, following a two day trial, the Delaware Court of Chancery entered judgment for the Company and its incumbent directors in the Section 225 action and dismissed the action with prejudice.  The entry of Judgment for the Company in the Section 225 action and dismissal of that action terminated the “status quo” order, including its restrictions on the Company’s ability to engage in certain corporate actions.  The Chancery Court also denied Brandt’s motion for an injunction that sought to prevent the voting of shares issued by us in connection with the our bridge financings in May and June of 2009 and the securities offering in August 2009, dismissed Mr. Brandt's counterclaims alleging breaches of duties in connection with those transactions, and dismissed with prejudice another action brought by Mr. Brandt that claimed he had not been provided with information owed to him.  Finally, the Court dismissed the claims by us against Mr. Brandt, without prejudice.

On September 29, 2009, we held an annual meeting of Stockholders at which each of George Carpenter, Henry Harbin, M.D., David Jones, John Pappajohn, Jerome Vaccaro, M.D. and Tommy Thompson were elected.

As further described under Item 3, Legal Proceedings, we filed an action in the United States District Court for the Central District of California against Mr. Brandt and certain others in July 2009.  Our complaint alleges a variety of violations of federal securities laws, including anti-fraud based claims under Rule 14a-9, solicitation of proxies in violation of the filing and disclosure dissemination requirements of Regulation 14A, and material misstatements and omissions in and failures to promptly file amendments to Schedule 13D.  Mr. Brandt and the other defendants have filed counterclaims against us, alleging violations of federal securities laws relating to alleged actions and statements taken or made by us or our officers and directors in connection with Mr. Brandt’s proxy and consent solicitations.  Given our victory in the Delaware Court of Chancery, we have not determined whether or how we will pursue this action.  Mr. Brandt may choose to proceed with his counterclaim.

We have expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  Although the ruling by the Delaware Chancery Court appeared to be demonstrative, we do not know whether Mr. Brandt will appeal the decisions or institute new claims against us.  The defense of any such claims could involve the expenditure of additional resources by the Company.

Publicly Announced Results of Clinical Trial

On November 2, 2009, we reported the results of a landmark study presented by Charles DeBattista, D.M.H, M.D., at the U.S. Psychiatric and Mental Health Congress.  The poster presentation, titled Referenced-EEG® (rEEG) Efficacy Compared to STAR*D For Patients With Depression Treatment Failure:  First Look At Final Results, highlighted a dramatic improvement in personalized medicine technology for use in treatment of patients with depression.  In this study, our rEEG technology proved effective at predicting medication response for treatment-resistant patients approximately 65 percent of the time.

The study included 114 patients in 12 medical centers, including Harvard, Stanford, Cornell, UCI and Rush.  The 12-week study found that rEEG significantly outperformed the modified STAR*D treatment algorithm.  The difference, or separation, between rEEG and the control group was 50 and 100 percent for the study’s two primary endpoints.  Typically, separation between a new treatment and a control group is less than 10 percent in antidepressant studies.

The study, the largest in our history, was a randomized, blinded, controlled, parallel group, multicenter study.  The patients in the study experienced depression treatment failure of one or more SSRIs and/or had failure with at least two classes of antidepressants.  The patients fell into two groups:  1) those treated with rEEG medication guidance, and 2) those treated with the modified STAR*D treatment algorithm.

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

Cost of Revenues

Cost of revenues are for Laboratory Information Services and represent the cost of direct labor, costs associated with external processing, analysis and consulting review necessary to render an individualized test result and miscellaneous support expenses.  Costs associated with performing our tests are expensed as the tests are performed.  We continually evaluate the feasibility of hiring our own personnel to perform most of the processing and analysis necessary to render an rEEG Report.

Cost of revenues for Clinical Services are not broken out separately but are included in general and administrative expenses.

Research and Development

Research and development expenses are associated with our Laboratory Information Services and primarily represent costs incurred to design and conduct clinical studies, to recruit patients into the studies, to improve rEEG processing, to add data to the CNS Database, to improve analytical techniques and advance application of the methodology to additional clinical diagnosis. We charge all research and development expenses to operations as they are incurred.

Sales and Marketing

For our Laboratory Information Services, our selling and marketing expenses consist primarily of personnel and media cost to inform consumers of our products and services.  Additional marketing expenses are the costs of educating physicians, laboratory personnel, other healthcare professionals regarding our products and services.

For our Clinical Services, selling and marketing costs relate to advertising to attract patients to the clinic.

General and Administrative

Our general and administrative expenses consist primarily of personnel, occupancy, legal, consulting and administrative and support costs for both our Laboratory Information Services and Clinical Services businesses.

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

Results of Operations for the Years Ended September 30, 2009 and 2008

As earlier described, we operate in two business segments: Laboratory Information Services and Clinical Services.  Our Laboratory Information Services business focuses on the delivery of reports ("rEEG Reports") that assist physicians with treatment strategies for patients with behavioral (psychiatric and/or addictive) disorders based on the patient's own physiology. Our Clinical Services business operated through NTC provides full service psychiatric services.  For comparative purposes below, our Clinical Services business which represents the operations of Neuro-Therapy Clinic are only included since its acquisition on January 15, 2008.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Year Ended September 30, 2009	Year Ended September 30, 2008

Revenues	100%	100%
Cost of revenues	19	21
Gross profit	81	79
Research and development	305	271
Sales and marketing	131	114
General and administrative expenses	555	402
Goodwill impairment	46	-
Operating loss	(956)	(708)
Other income (expense), net	(261)	13
Net income (loss)	(1217)%	(695)%

Revenues

	Year Ended September 30, 2009	Year Ended September 30, 2008	Percent Change

Laboratory Service Revenues	$120,400	$178,500	(33)%
Clinical Service Revenues	579,700	595,000	(3)%
Total Revenues	$700,100	$773,500	(9)%

With respect to our Laboratory Information Services business, the number of paid rEEG Reports delivered during the year ended September 30, 2009 decreased to 321 from 476 in 2008 while the price per report was approximately $375 in both 2009 and 2008.  The reduction in revenues from the sale of our rEEG Reports is partly due to the acquisition of NTC, which was our largest customer prior to its acquisition in January 2008.  Furthermore, the Company diverted its limited resources to focus on conducting and completing its clinical trial.  The clinical trial was completed in September 2009 with top-line results announced in November 2009.  The Company is starting to scale up its sales and marketing efforts and has entered into agreements with two payer groups to pilot the use of rEEG Reports.  We expect to drive broader adoption of our rEEG technology now that the clinical trial is complete and accordingly, we anticipate that our Laboratory Service Revenues will increase in fiscal 2010.

Our Clinical Services Revenues are a result of patient billings for psychiatric services rendered.  Revenues fell in 2009 compared to 2008 due to staff turnover and the focus by key staff members on the clinical trial.  Currently, we anticipate that the Clinical Services business will become self-sustaining and profitable, however, we do not anticipate a significant increase in revenues generated by this business segment.

Cost of Revenues

	Year Ended September 30, 2009	Year Ended September 30, 2008	Percent Change

Cost of Laboratory Information Services revenues	$131,600	$163,200	(19)%

Cost of Laboratory Information Services revenues consists of payroll, consulting, and other miscellaneous costs.  Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report.  For the year ended September 30, 2009, cost of revenues of $131,600 consist primarily of direct labor and benefit costs of $99,600, which includes stock-based compensation and consulting fees of $29,200.  For the year ended September 30, 2008, cost of revenues of $163,200 consisted primarily of direct labor and benefit costs of $108,400, including stock-based compensation and consulting fees of $48,600.  We expect costs of revenues will increase as an absolute number as more rEEG Reports are processed. However, we expect cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency.

Research and Development

	Year Ended September 30, 2009	Year Ended September 30, 2008	Percent Change

Laboratory Information Services research and development	$2,137,200	$2,097,300	2%

Research and development expenses consist of clinical study patient expenses, payroll and benefit costs (including stock-based compensation), patents costs, consulting fees, marketing and recruitment costs, database enhancements and maintenance, travel and conference and other miscellaneous costs.  Research and development costs for the year ended September 30, 2009 totaled $2,137,200 and were largely comprised of the following: clinical study patient costs of $789,300, payroll and benefit costs of $792,100, patent costs of $213,100, consulting costs of $105,700, marketing and recruiting costs $161,100, database costs of $16,800 and travel and conference costs of $15,600.  For the year ended September 30, 2008 research and development costs totaled $2,097,300 and were largely comprised of the following: clinical study patient costs of $579,100, payroll and benefit costs of $855,600, patent costs of $108,800, consulting costs of $285,000, marketing and recruiting costs $136,200, database costs of $36,400 and travel and conference costs of $50,200.

Clinical study patient costs increased by $210,200 in fiscal 2009 as our clinical trial was running for twelve months in fiscal 2009 compared to approximately nine months in fiscal 2008.  Patent costs also increased in fiscal 2009 by $104,300 as a result of filing patent applications in Western Europe and marketing and recruitment expenses increased by $25,000 in fiscal 2009 as we accelerated patient enrollment in our clinical study.  Conversely, payroll and benefit costs declined in fiscal 2009 by $63,500 due to changes in the staff-mix and reduced stock compensation and bonus expenses and consulting expenses declined by $179,300 as expertise was brought in-house and the clinical trial moved beyond the design stage which involved the use of consultants.  In fiscal 2009, database costs fell by $19,600 compared to fiscal 2008 as the company reduced development efforts relating to the CNS Database.

The level of research and development costs are anticipated to remain at a high level as the Company will continue to conduct clinical studies and plans to expand the pharmacological range and improve the functionality of its CNS Database.  The Company is also applying for grants which, if obtained, will help the Company accelerate its research and development efforts.

Sales and marketing

	Year Ended September 30, 2009	Year Ended September 30, 2008	Percent Change
Sales and Marketing
Laboratory Information Services	$908,500	$847,600	7%
Clinical Services	7,300	33,800	(78)%
Total Sales and Marketing	$915,800	$881,400	4%

Sales and marketing expenses associated with our Laboratory Information Services business consist primarily of payroll and benefit costs, consulting fees, marketing costs, computer services, travel and conference costs and miscellaneous costs.  Sales and marketing expenses for fiscal 2009 were comprised of the following: payroll and benefit costs of $596,200, consulting fees of $82,400, marketing costs of $147,600, computer services costs of $31,700, and travel and conference costs of $40,600.  For fiscal 2008 the company incurred: payroll and benefit costs of $403,000, consulting fees of $221,100, marketing costs of $18,500, computer services costs of $25,000, and travel and conference costs of $110,900.

In fiscal 2009, payroll and benefits increased by $193,200 principally as a result of the hiring of a Vice President for commercial operations and additional sales and support staff.  This increase was partially offset by a reduction in consulting fees of $138,900 as marketing expertise was brought in house.  Marketing expenses increased in fiscal 2009 by $129,100 in an effort to advertise our rEEG technology to service providers and consumers.  This was partly offset by a reduction in travel and conference costs of $70,300.

In fiscal 2010, we anticipate that sales and marketing expenses for Laboratory Information Services will increase as we plan to increase our Direct-to-Consumer marketing.  Additionally, with the successful completion of our clinical trial, we plan to introduce our rEEG technology to additional psychiatric providers and medical insurance payers in fiscal 2010, which will also increase our sales and marketing costs.

Clinical Services sales and marketing expenses consist of advertising in various media so as to attract patients to our clinic in Denver.  We do not anticipate materially increasing sales and marketing expenses relating to our Clinical Services business in fiscal 2010.

General and administrative

	Year Ended September 30, 2009	Year Ended September 30, 2008	Percent Change
General and administrative
Laboratory Information Services	3,217,800	$2,349,000	35%
Clinical Services	669,600	756,700	(12)%
Total General and administrative	$3,887,400	$3,105,700	25%

General and administrative expenses for our Laboratory Information Services business are primarily related to salaries and benefits (including stock-based compensation), legal and other professional fees, consulting services, general administration and occupancy costs, dues and fees, marketing and investor relations, and travel and conferences.  For the year ended September 30, 2009 these expenses were as follows: Salaries and benefits $792,700, legal fees $1,362,000, other professional fees $151,300, consulting costs $369,700, general administration and occupancy costs $183,000, dues and fees $80,000, marketing and investor relations $86,500, and travel and conference costs $69,800.  For the year ended September 30, 2008 these expenses were: Salaries and benefits $1,420,900, legal fees $193,900, other professional fees $157,800, consulting costs $94,600, general administration and occupancy costs $189,300, dues and fees $46,300, marketing and investor relations $112,800, and travel and conference costs of $78,100.

Changes in general and administrative expenditures in 2009 were as follows:  Salaries and benefit costs decreased by $628,200 as a result of staff reductions, including the termination of our former CEO Leonard Brandt in April 2009, a non-recurring bonus expense of $69,900 declared in 2008 that did not reoccur in 2009 and as a result of stock based compensation charges falling $214,900 in fiscal 2009 compared to the prior year period.  Partly offsetting the reduction in salaries and benefits was an increase in consulting fees of $275,100 as a result of the hiring of consultants to perform functions previous undertaken by salaried employees. Legal fees increased by $1,168,100 in 2009 principally due to costs associated with defending against lawsuits brought by our former CEO and Chairman of the Board, Leonard Brandt, as well as our fund raising efforts.  Dues and fees increased by $33,800 in 2009 as a result of the payment of Delaware Franchise taxes for 2009, Blue Sky filings necessitated by our private placement, and increased transfer agent fees associated with the holding of our annual stockholders’ meeting.  Certain other costs categories decreased in 2009 including marketing and investor relations costs which decreased by $26,300.

The company incurred certain miscellaneous charges in 2009 which included Delaware Franchise Tax assessments for fiscal 2007 and 2008 totaling $74,400; additionally, the company accrued for a $34,800 payroll tax assessment which was related to 2006, and a write-off of $22,600 of doubtful debts.  In 2008 the company wrote off $56,900 in costs associated with a financing effort that did not materialize.

General and administrative expenses for our Clinical Services business for the year ended September 30, 2009 were $669,600 which includes all costs associated with running the clinic, including all payroll costs, medical supply costs, occupancy costs and other general and administrative costs.  These costs declined $87,100 from $756,700 in 2008 primarily due to lower patient volume.

Goodwill impairment charges

During the fiscal year 2009, we conducted a goodwill impairment test and determined that all of the goodwill related to the NTC acquisition was impaired. Accordingly, we recorded a goodwill impairment charge of $320,200 for the year ended September 30, 2009.

Other income (expense)

	Year Ended September 30, 2009	Year Ended September 30, 2008	Percent Change

Laboratory Information Services (Expense), net	$(1,822,700)	$104,600	*
Clinical Services (Expense)	(200)	(600)	33%
Total interest income (expense)	$(1,822,900)	$104,000	*
* not meaningful

With respect to our Laboratory Information Services business, we incurred a $90,000 financing fee in connection with the bridge note issued to Mr. Pappajohn on June 12, 2009, $20,900 in interest expenses on the bridge notes issued to Mr. Brandt and Sail Venture Partners.  Additionally, $1,058,000 of expenses associated with the valuation of bridge warrants and $642,000 associated with the value of the beneficial conversion feature of the bridge notes were written off to interest expense upon conversion of the bridge notes.  Furthermore, $13,300 of interest expense was incurred on long-term debt issued in connection with our acquisition of NTC.  These expenses were offset by interest income of $9,500 for the fiscal year ended September 30, 2009 from interest bearing accounts.  For the fiscal year ended September 30, 2008, interest income of $127,000 was earned on cash in interest bearing accounts. This was offset by $22,000 of interest expense on long term debt.

Net Loss

	Year Ended September 30, 2009	Year Ended September 30, 2008	Percent Change

Laboratory Information Services net loss	$(8,451,300)	$(5,166,200)	64%
Clinical Services net loss	(70,900)	(205,300)	(35)%
Total Net Loss	$(8,522,200)	$(5,371,500)	59%

The increase in net loss for Laboratory Information Services of $3.28 million for the year ended September 30, 2009 is due primarily to charges associated with our bridge note financings of $1.83 million, including the discount on bridge notes and the value of the beneficial conversion features of the notes; and a $1.17 million increase in legal fees primarily relating to costs incurred in defending against lawsuits brought by our former CEO and Chairman of the Board, Leonard Brandt. The impairment write down of goodwill associated with our acquisition of NTC added a further $320,200 to the loss.

The decrease in the net loss for Clinical Services of $134,400 for the year ended September 30, 2009 is primarily due to reduced marketing expenses and reduced general and administrative expenses.

We expect to incur a net loss in fiscal 2010 as we continue improving our rEEG technology and focus on the commercialization of our products.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of September 30, 2009, we had an accumulated deficit of approximately $25.2 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the next year. We expect that our research and development, selling and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of September 30, 2009 we had approximately $0.99 million in cash and cash equivalents and a working capital deficit of approximately $1.1 million compared to approximately $2.0 million in cash and cash equivalents and a working capital balance of approximately $0.83 million at September 30, 2008.

Upon closing of the second tranche of our private placement on December 24, 2009, we raised a further $2.65 million net of closing costs.

Sources of Liquidity

Since our inception substantially all of our operations have been financed primarily from equity and debt financings.  Through September 30, 2009, we had received proceeds of $10.6 million from the sale of stock, $4.8 million from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the company.

Cash Flows

Net cash used in operating activities was $4.6 million for the fiscal year ended September 30, 2009 compared to $3.7 million for fiscal year ended September 30, 2008.  The increase in cash used of $0.9 million was primarily attributable to increased legal fees associated with the Brandt litigation, our private placement and bridge financings, investigation of FDA licensure issues and the filing of patent applications.

Net cash used in investing activities was $2,000 for the purchase of office equipment for the fiscal year ended September 30, 2009 as compared to $74,600 for the fiscal year ended September 30, 2008.  Our 2008 investing activities related to the acquisition of the Neuro-Therapy Clinic and the purchase of furniture and equipment for our office located in Costa Mesa, California.

Net cash proceeds from financing activities for the fiscal year ended September 30, 2009 were $1.8 million, net of offering costs, raised on August 26, 2009 in connection with the first closing of our private placement transaction; $1.7 million raised in bridge financing transactions (which ultimately converted into equity as further described under Item 5), and $295,500 due to the exercise of options and warrants.  These proceeds were partly offset by the repayment of a convertible promissory note, with accrued interest, totaling $92,600 and the repayment of $86,700 on a promissory note issued to Daniel Hoffman in connection with our acquisition of NTC.  Net cash used by financing activities in 2008 primarily related to the payment of $60,600 on a promissory note in connection with our NTC acquisition.

Contractual Obligations and Commercial Commitments

As of September 30, 2009, we have a contractual obligation to pay the remaining balance on a promissory note of $118,600 issued in connection with our acquisition of NTC, which bears interest at a rate of 8% per annum.  As our leases are expiring within the next few months (or have expired in the case of the lease for our head office location), contractual obligations associated with our leases are immaterial.  As of September 30, 2008, the balance outstanding on the aforementioned promissory note was $225,000 and our obligations for leased space were $129,800.  Please see Note 10 to our Consolidated Financial Statements included elsewhere in this report for further details.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur operating losses in the future and to make capital expenditures to expand our research and development programs (including upgrading our CNS Database) and to scale up our commercial operations and marketing efforts. We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, including the repayment of debt incurred as a result of our litigation with Brandt. Although we recently received net proceeds of $2.65 million on December 24, 2009 upon the second closing of our private placement, we anticipate that our cash on hand (including the proceeds received from the second closing) and cash generated through our operations will not be sufficient to fund our operations for at least the next 12 months.  We therefore anticipate raising additional funds in the future.

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

•
the amount and timing of costs we incur in connection with our research and product development activities, including enhancements to our CNS Database and costs we incur to further validate the efficacy of our rEEG technology;

•	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our selling and marketing efforts;

•	whether we incur additional legal fees in our litigation with Brandt in relation to his pending counterclaims in the United States District Court or any appeals that he may bring in Delaware; and

•	if we expand our business by acquiring or investing in complimentary businesses.

Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The issuance of equity securities may result in dilution to stockholders. We do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives, and implement other cost saving measures.

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented.  As of September 30, 2009, we had net operating loss carryforwards for federal income tax purposes of $20.8 million. If not utilized, the federal net operating loss carryforwards will expire beginning in 2028. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change”. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

Index to financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CNS Response, Inc.
2755 Bristol St., Suite 285
Costa Mesa, CA 92626

We have audited the accompanying consolidated balance sheets of CNS Response, Inc. (the “Company”) and its subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2009. CNS Response, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cacciamatta Accountancy Corporation

Santa Ana, California
December 29, 2009

CNS RESPONSE, INC.

CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2009 and 2008

	As at September 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$988,100	$1,997,000
Accounts receivable (net of allowance for doubtful accounts of $11,700 and $17,200 in 2009 and 2008 respectively)	61,700	98,200
Prepaids and other	89,500	189,400
Total current assets	1,139,300	2,284,600
Other Assets	21,600	28,700
Goodwill	-	320,200
TOTAL ASSETS	$1,160,900	$2,633,500

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable (including $7,000 and $6,800 to related parties in 2009 and 2008 respectively)	$1,285,600	$335,700
Accrued liabilities	261,400	207,500
Deferred compensation (including $81,200 and $107,000 to related parties in 2009 and 2008 respectively)	220,100	264,900
Accrued patient costs	305,500	397,500
Accrued consulting fees (including $18,000 and $0 to related parties in 2009 and 2008, respectively)	72,100	67,600
Accrued interest	-	42,600
Convertible promissory notes	-	50,000
Current portion of long-term debt	95,900	88,500
Total current liabilities	2,240,600	1,454,300

LONG-TERM LIABILITIES
Note payable to officer	24,800	118,600
Capital lease	5,600	7,700
Total long-term liabilities	30,400	126,300
TOTAL LIABILITIES	2,271,000	1,580,600
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; authorized 750,000,000 shares; 41,781,129 and 25,299,547 shares outstanding as of September 30, 2009 and 2008	41,800	25,300
Additional paid-in capital	24,044,000	17,701,300
Accumulated deficit	(25,195,900)	(16,673,700)
Total stockholders' equity	(1,110,100)	1,052,900
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,160,900	$2,633,500

See accompanying Notes to Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

	YEARS ENDED SEPTEMBER 30,
	2009	2008
REVENUES
Laboratory Information Services	120,400	178,500
Clinical Services	579,700	595,000
	$700,100	$773,500
OPERATING EXPENSES:
Cost of Laboratory Service revenues	131,600	163,200
Research and development	2,137,200	2,097,300
Sales and marketing	915,800	881,400
General and administrative	3,887,400	3,105,700
Goodwill impairment charges	320,200	-

Total operating expenses	7,392,200	6,247,600

OPERATING LOSS	(6,692,100)	(5,474,100)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(1,732,900)	104,000
Financing premium	(90,000)	-
Total other income (expense)	(1,822,900)	104,000

LOSS BEFORE PROVISION FOR INCOME TAXES	(8,515,000)	(5,370,100)

PROVISION FOR INCOME TAXES	7,200	1,400

NET LOSS	$(8,522,200)	$(5,371,500)

BASIC NET LOSS PER SHARE	$(0.31)	$(0.21)

DILUTED NET LOSS PER SHARE	$(0.31)	$(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,778,171	25,299,547
Diluted	27,778,171	25,299,547

See accompanying Notes to Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at October 1, 2007	25,299,547	$25,300	$16,630,000	$(11,302,200)	$5,353,100
Stock- based compensation	-	-	1,071,300	-	1,071,300
Net loss for the year ended September 30, 2008	-	-	-	(5,371,500)	(5,371,500)
Balance at September 30, 2008	25,299,547	$25,300	$17,701,300	$(16,673,700)	$1,052,900

Stock- based compensation	-	-	850,500	-	850,500
Issuance of 3,433,333 bridge warrants	-	-	1,058,000	-	1,058,000
Exercise of 1,498,986 $0.01 warrants	1,498,986	1,500	13,500	-	15,000
Exercise of 2,124,740 $0.132 options	2,124,740	2,100	278,400	-	280,500
Issuance of stock in connection with the Maxim PIPE net of offering costs of $250,700	6,810,002	6,800	1,785,500	-	1,792,300
Value of beneficial conversion feature of bridge notes	-	-	642,000	-	642,000
Issuance of stock on conversion $1,720,900 of bridge notes and accrued interest	6,047,854	6,100	1,714,800	-	1,720,900
Warrants issued in association with the Maxim PIPE	-	-	1,607,000	-	1,607,000
Offering cost pertaining to the Maxim PIPE	-	-	(1,607,000)	-	(1,607,000)
Net loss for the year ended September 30, 2009	-	-		(8,522,200)	(8,522,200)

Balance at September 30, 2009	41,781,129	$41,800	$24,044,000	$(25,195,900)	$(1,110,100)

See accompanying Notes to Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

	YEAR ENDED SEPTEMBER 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,522,200)	$(5,371,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	9,100	6,300
Discount on bridge notes issued	1,058,000	-
Value of beneficial conversion feature of bridge notes	642,000	-
Stock based compensation	850,500	1,071,300
Non-cash interest expense	20,900	-
Goodwill impairment	320,200	-
Write-off of doubtful accounts	22,700	-
Changes in operating assets and liabilities:
Accounts receivable	13,800	(39,000)
Prepaids and other	99,900	(30,400)
Accounts payable and accrued liabilities	1,003,800	116,300
Deferred compensation and others	(40,300)	192,600
Accrued patient costs	(92,000)	397,500
Net cash used in operating activities	(4,613,600)	(3,656,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred offering relating to acquisition	-	(43,700)
Furniture & Fixtures	(2,000)	(30,900)
Net cash used in investing activities	(2,000)	(74,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debt with accrued interest	(92,600)	-
Repayment of debt	(86,700)	(60,600)
Repayment of lease payable	(1,800)	(1,000)
Proceeds from the sale of common stock, net of offering costs	1,792,300	-
Proceeds from bridge notes	1,700,000	-
Proceeds from exercise of warrants and options	295,500	-
Net cash provided (used) by financing activities	3,606,700	(61,600)
NET INCREASE (DECREASE) IN CASH	(1,008,900)	(3,793,100)
CASH- BEGINNING OF YEAR	1,997,000	5,790,100
CASH- END OF YEAR	$988,100	$1,997,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$64,100	$22,440
Income taxes	$7,200	$5,972
Fair value of note payable to officer issued for acquisition	$118,600	$265,900
Fair value of equipment acquired through lease	$7,600	$10,500
Conversion of bridge notes and related accrued interest into common stock	$1,720,900	$-

See accompanying Notes to Consolidated Financial Statements

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

1.	NATURE OF OPERATIONS

Organization and Nature of Operations

CNS Response, Inc. (the “Company”) was incorporated in Delaware on July 10, 1984. The Company utilizes a patented system that guides psychiatrists and other physicians to determine a proper treatment for patients with mental, behavioral and/or addictive disorders.  The Company also intends to identify, develop and commercialize new indications of approved drugs and drug candidates for this patient population.

In addition, as a result of its acquisition of Neuro-Therapy Clinic, Inc. (“NTC”) on January 15, 2008, the Company provides behavioral health care services.  NTC is a center for highly-advanced testing and treatment of neuropsychiatric problems, including learning, attentional and behavioral challenges, mild head injuries, as well as depression, anxiety, bipolar and all other common psychiatric disorders. Through this acquisition, the Company expects to advance neurophysiology data collection, beta-test planned technological advances in rEEG, advance physician training in rEEG and investigate practice development strategies associated with rEEG.

Going Concern Uncertainty

The Company has a limited operating history and its operations are subject to certain problems, expenses, difficulties, delays, complications, risks and uncertainties frequently encountered in the operation of a new business. These risks include the failure to develop or supply technology or services to meet the demands of the marketplace, the ability to obtain adequate financing on a timely basis, the failure to attract and retain qualified personnel, competition within the industry, government regulation and the general strength of regional and national economies.

To date, the Company has financed its cash requirements primarily from debt and equity financings.  It will be necessary for the Company to raise additional funds.  The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Annual Report.  The Company is currently exploring additional sources of capital but there can be no assurances that any financing arrangement will be available in amounts and terms acceptable to the Company.

2.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

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
SEPTEMBER 30, 2009 AND 2008

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

As of September 30, 2008, one note issued by CNS California with a principal balance of $49,950 was outstanding. In May 2009, the Company entered into a settlement and release agreement with this note holder and fully repaid the promissory note with accrued interest on June 30, 2009.

Between March 30 and June 12, 2009 the Company entered into three rounds of bridge financings in the form of secured convertible promissory notes.  These three rounds are referred to as:

(a)	the March 30, 2009 SAIL/Brandt Notes
(b)	the May 14, 2009 SAIL Note
(c)	the June 12, 2009 Pappajohn Note

All these notes were converted to equity as a result of the private placement transaction that closed on August 26, 2009 and are fully described in the section below.

The Private Placement Transaction

On August 26, 2009, CNS Response, Inc. (the “Company”) received gross proceeds of approximately $2,043,000 in a private placement transaction (the “Private Placement”) with six investors.  Pursuant to Subscription Agreements entered into with the investors, the Company sold approximately 38 Investment Units at $54,000 per Investment Unit.  Each “Investment Unit” consists of 180,000 shares of the Company’s common stock and a five year non-callable warrant to purchase 90,000 shares of the Company’s common stock at an exercise price of $0.30 per share.  After commissions and expenses, the Company received net proceeds of approximately $1,792,300 in the Private Placement.  These funds were used to repay outstanding liabilities, fund the Company’s recent clinical trial and for general working capital purposes.

A FINRA member firm, the Maxim Group LLC (“Maxim Group”), acted as lead placement agent in connection with the Private Placement.  For its services in connection with the first closing of the offering, Maxim Group received (i) a cash fee of $ 55,980, (ii) a cash expense allowance of $40,860, and (iii) a five year non-callable warrant to purchase 274,867 shares of the Company’s common stock at an exercise price of $0.33 per share, first exercisable no earlier than February 26, 2010.

Pursuant to a Registration Rights agreement entered into with each investor, the Company agreed to file a registration statement covering the resale of the common stock and the common stock underlying the warrants sold in the Private Placement, as well as the common stock underlying the warrants issued to Maxim Group by the later of October 26, 2009 or the 20th calendar day after the termination of the offering.  The Registration Rights agreement was subsequently amended to permit the filing of the registration statement no later that 10 business days following the Company’s filing of its Annual Report on Form 10-K for its September 30, 2009 year end, or the 20th calendar day after termination of the private offering.

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

In addition, the Company agreed to use its best efforts to have the registration statement declared effective no later than 180 days following the final closing of the offering and maintain such effectiveness until the earlier of the second anniversary of the date of such effectiveness or the date that all of the securities covered by the registration statement may be sold without restriction.

Events Relating to Private Placement Transaction

(a)	Conversion of the March 30, 2009 SAIL/Brandt Notes

On March 30, 2009, the Company entered into two Senior Secured Convertible Promissory Notes, each in the principal amount of $250,000 (each a “March Note” and, collectively, the “March Notes”), with Brandt Ventures, GP (“Brandt”) and SAIL Venture Partners, LP (“SAIL”). Leonard Brandt, a former member of the Company’s board of directors, is the general partner of Brandt and David B. Jones, a current member of the Company’s board of directors, is a managing member of Sail Venture Partners, LLC, which is the general partner of SAIL. The terms of the March Notes provided that in the event the Company consummates an equity financing transaction of at least $1,500,000 (excluding any and all other debt that is converted), then the principal and all accrued, but unpaid interest outstanding under the notes shall be automatically converted into the securities issued in the equity financing by dividing such amount by 90% of the per share price paid by the investors in such financing.  In accordance with the terms of the March Notes, at the closing of the Private Placement, the Company issued to each of Brandt and SAIL 956,164 shares of common stock and a five year non-callable warrant to purchase 478,082 shares of its common stock at an exercise price of $0.30 per share.

(b)	Conversion of the May 14, 2009 SAIL Note

On May 14, 2009, the Company entered into a Bridge Note and Warrant Purchase Agreement (the “SAIL Purchase Agreement”) with SAIL. Pursuant to the SAIL Purchase Agreement, on May 14, 2009 SAIL purchased a Secured Promissory Note in the principal amount of $200,000 from the Company (the “May SAIL Note”).  In order to induce SAIL to purchase the note, the Company issued to SAIL a warrant to purchase up to 100,000 shares of the Company’s common stock at a purchase price equal to $0.25 per share.  The warrant expires on May 31, 2016.

The terms of the May SAIL Note provided that in the event the Company consummates an equity financing transaction of at least $1,500,000 (excluding any and all other debt that is converted), then the principal and all accrued, but unpaid interest outstanding under the note shall be automatically converted into the securities issued in the equity financing by dividing such amount by 85% of the per share price paid by the investors in such financing.  In accordance with the terms of the May SAIL Note, at the first closing of the Private Placement on August 26, 2009, the Company issued to SAIL 802,192 shares of its common stock and a five year non-callable warrant to purchase 401,096 shares of its common stock at an exercise price of $0.30 per share.

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

(c)	Conversion of the June 12, 2009 Pappajohn Note

On June 12, 2009, John Pappajohn entered into a Bridge Note and Warrant Purchase Agreement (the “Pappajohn Purchase Agreement”) with the Company.  Pursuant to the Pappajohn Purchase Agreement, Mr. Pappajohn purchased a Secured Convertible Promissory Note in the principal amount of $1,000,000 from the Company.  In order to induce Mr. Pappajohn to purchase the note, the Company issued to Mr. Pappajohn a warrant to purchase up to 3,333,333 shares of the Company’s common stock at a purchase price equal to $0.30 per share.  The warrant expires on June 30, 2016.

The note issued pursuant to the Pappajohn Purchase Agreement provided that the principal amount of $1,000,000 together with a single payment of $90,000 (the “Premium Payment”) would be due and payable, unless sooner converted into shares of the Company’s common stock (as described below), upon the earlier to occur of: (i) a declaration by Mr. Pappajohn on or after June 30, 2010 or (ii) an Event of Default (as defined in the note).  The note was secured by a lien on substantially all of the assets (including all intellectual property) of the Company.  In the event of a liquidation, dissolution or winding up of the Company, unless Mr. Pappajohn informed the Company otherwise, the Company was required to pay Mr. Pappajohn an amount equal to the product of 250% multiplied by the then outstanding principal amount of the note and the Premium Payment.

The Pappajohn Purchase Agreement also provided that in the event the Company consummated an equity financing transaction of at least $1,500,000 (excluding any and all other debt that is converted), the then outstanding principal amount of the note (but excluding the Premium Payment, which would be repaid in cash at the time of such equity financing) would be automatically converted into the securities issued in the equity financing by dividing such amount by the per share price paid by the investors in such financing.  The note also provided that the securities issued upon conversion of the note would be otherwise issued on the same terms as such shares are issued to the lead investor that purchases shares of the Company in the qualified financing.

On August 26, 2009, at the closing of the Private Placement, the Company paid the Premium Payment to Mr. Pappajohn, and the outstanding principal amount of Mr. Pappajohn’s note ($1,000,000 as of August 26, 2009) converted into 3,333,334 shares of the Company’s common stock. In addition, in accordance with the terms of his note, Mr. Pappajohn was issued a five year non-callable warrant to purchase 1,666,667 shares of the Company’s common stock at an exercise price of $0.30 per share.

Upon the abovementioned conversions, the Company evaluated the terms and calculated the fair value of the common stocks (by using the close market price at the respective original issuance date of the convertible notes) and warrants (by running the Black-Scholes Model) issued upon the conversions and so determined that the notes were converted with a beneficial conversion feature amounting to $642,000. As a result, for the year ended September 30, 2009, the Company recorded $642,000 as interest expense.

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
SEPTEMBER 30, 2009 AND 2008

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed federally insured limit of $250,000.  At September 30, 2009 cash exceeded the federally insured limit by $819,600. The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Fair Value of Financial Instruments

ASC 825-10 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

The Company also analyzes all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”), ASC 815-10 (formerly SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”).

The Company adopted ASC 820-10 (formerly SFAS 157, “Fair Value Measurements”) on January 1, 2008. ASC 820-10 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follow:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·
Level 2   inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

As of September 30, 2009 the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection.

Fixed Assets

Fixed assets, which are recorded at cost, consist of office furniture and equipment and are depreciated over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be from 3 to 5 years.  Depreciation and accumulated depreciation for the years ended September 2009 and 2008 is $9,100 and $6,300 respectively.

 Goodwill

In accordance with ASC 350-20 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets) (“ASC 350-10”), goodwill is not amortized but instead is measured for impairment at least annually, or more frequently if certain indicators are present.

The Company measures for impairment by applying fair value-based tests at the reporting unit level. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is performed. The Company, if necessary, measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference.

To determine the reporting unit’s fair values, the Company uses the income approach. The income approach provides an estimate of fair value based on discounted expected future cash flows (“DCF”). Estimates and assumptions with respect to the determination of the fair value of the Company’s reporting units using the income approach include the Company’s operating forecasts, revenue growth rates and risk-commensurate discount rates.

The Company’s estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed by the Company’s regular long-range planning process.

During the fourth quarter of fiscal year 2009, the Company conducted a goodwill impairment test and determined that the amount of the recorded goodwill related to the NTC acquisition was fully impaired. Accordingly, the Company recorded a goodwill impairment charge of $320,200 for the year ended September 30, 2009.

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) (“ASC 350-30”), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss, apart from the abovementioned goodwill impairment, was recorded for the years ended September 30, 2009 and 2008.

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

Revenues

The Company recognizes revenue as the related services are delivered.

Research and Development Expenses

The Company charges all research and development expenses to operations as incurred.

Advertising Expenses

The Company charges all advertising expenses to operations as incurred.

Stock-Based Compensation

The Company has adopted ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment -revised 2004) (“ASC718-20”) and related interpretations which establish the accounting for equity instruments exchanged for employee services. Under ASC 718-20, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award.

Income Taxes

The Company accounts for income taxes to conform to the requirements of ASC 740-20 (formerly SFAS No. 109, Accounting for Income Taxes) (“ASC 740-20”). Under the provisions of ASC_740-20, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have already been recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Comprehensive Income (Loss)

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income) (“ASC 220-10”), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the years ended September 30, 2009 and 2008.

Income (Loss) per Share

Basic and diluted net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period.

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

Segment Information

The Company uses the management approach for determining which, if any, of its products and services, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of any reportable segments. Management uses two measurements of profitability and does disaggregate its business for internal reporting and therefore operates two business segments which are comprised of a reference laboratory and a clinic.  The Reference Laboratory provides reports (“rEEG Reports”) that assist physicians with treatment strategies for patients with behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.  The Clinic operates NTC, a full service psychiatric practice.

Reclassifications

Certain amounts in prior years have been reclassified to conform to current year presentation.  These reclassifications had no effect on previously reported operating loss or net income.

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) (“ASC 825”) , which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP 107-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, Subsequent Events) (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, starting from fiscal year end 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Company’s consolidated financial statements.

As a result of the Company’s implementation of the Codification during the year ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

4.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of September 30, 2009 the Company is authorized to issue 750,000,000 shares of common stock.

As of September 30, 2009, CNS California is authorized to issue 100,000,000 shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of September 30, 2009, Colorado CNS Response, Inc. is authorized to issue 1,000,000 shares of common stock.

As of September 30, 2009, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue ten thousand (10,000) shares of common stock, no par value per share.

Stock-Option Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options(ISO) or non-statutory stock options (NSO)), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the board of directors. A total of 10 million shares of stock are reserved for issuance under the 2006 Plan.  As of September 30, 2009, 2,124,740 options were exercised and there were 6,662,014 options and 183,937 restricted shares outstanding under the 2006 Plan and 1,029,309 shares available for issuance of awards.

The 2006 Plan provides that in any calendar year, no eligible employee or director shall be granted an award to purchase more than 3 million shares of stock. The option price for each share of stock subject to an option shall be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO; provided, however, if the option is an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO shall be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term is five years from the date of grant. ISOs may be granted only to eligible employees. The Company has adopted ASC 718-20 (formerly, SFAS No. 123R -revised 2004, “Share-Based Payment”), and related interpretations. Under ASC 718-10, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The Company estimates the fair value of each option on the grant date using the Black-Scholes model.  The following assumptions were made in estimating the fair value:

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

Options granted in:	Dividend Yield	Risk-free interest rate	Expected volatility	Expected life
Fiscal 2006	0%	5.46%	100%	5 years
November 2006	0%	5.00%	100%	10 years
August 2007	0%	4.72%	91%	5 years
October 2007	0%	4.60%	105%	5 years
December 2007	0%	4.00%	113%	5 years
April 2008	0%	3.78%	172%	5 years
September 2008	0%	3.41%	211%	5 years
October 2008	0%	3.77%	211%	5 years
March 2009	0%	3.00%	385%	5 years

The expense is recognized over the employees’ requisite service period, generally the vesting period of the award.  Stock-based compensation expense included in the accompanying statements of operations for the years ended September 30, 2009 and 2008 is as follows:

	For the fiscal year ended September 30,
	2009	2008
Operations	$16,100	$16,100
Research and development	260,800	321,100
Sales and marketing	137,500	83,100
General and administrative	436,100	651,000

Total	$850,500	$1,071,300

Total unrecognized compensation as of September 30, 2009 amounted to $1,094,100.

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2007	7,436,703	$0.57

Granted	1,880,621	$0.85
Exercised	-	-
Forfeited	(352,757)	$1.09
Outstanding at September 30, 2008	8,964,567	$0.60

Granted	80,000	$0.43
Exercised	(2,124,740)	$0.132
Forfeited	(257,813)	$0.51

Outstanding at September 30, 2009	6,662,014	$0.76

Weighted average fair value of options granted during:
Year ended September 30, 2008		$0.73
Year ended September 30, 2009		$0.43

Following is a summary of the status of options outstanding at September 30, 2009:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.12	859,270	10 years	$0.12
$0.132	987,805	7 years	$0.132
$0.30	135,700	10 years	$0.30
$0.59	28,588	10 years	$0.59
$0.80	140,000	10 years	$0.80
$0.89	968,875	10 years	$0.89
$0.96	496,746	10 years	$0.96
$1.09	2,614,232	10 years	$1.09
$1.20	333,611	5 years	$1.20
$0.51	275,000	10 years	$0.51
$0.40	56,000	10 years	$0.40
Total	6,662,014		$0.76

Warrants to Purchase Common Stock

At September 30, 2007, there were warrants outstanding to purchase 6,899,353 shares of the Company’s common stock at exercise prices ranging from $0.01 to $1.812 with a weighted average exercise price of $1.04.  The warrants expire at various times through 2017.  No warrants were issued or exercised during the 12 months ended September 30, 2008.

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

During the year ended September 30, 2009, 1,498,986 warrants with an exercise price of $0.01 were exercised.

During the year ended September 30, 2009, the following additional 10,137,118 warrants were granted and are outstanding as of September 30, 2009:

Warrants to Purchase	Exercise Price	Issued in Connection With:

100,000 shares	$0.25	A $200,000 bridge note with SAIL on May 14, 2009 as described in Note 2

3,333,333 shares	$0.30	A $1,000,000 bridge note with Pappajohn on June 12, 2009 as described in Note 2

3,404,991 shares	$0.30	Associated with the private placement transaction of 6,810,002 shares at $0.30 with 50% warrant coverage as described in Note 2

956,164 shares	$0.27	Associated with the automatic conversion of
401,096 shares	$0.255	$1,700,000 of convertible promissory notes and
1,666,667 shares	$0.30	$20,900 accrued interest upon completion an equity
		financing in excess of $1,500,000 as described in Note 2

274,867 shares	$0.33	The placement agent for private placement as described in Note 2

At September 30, 2009, there were warrants outstanding to purchase 15,537,485 shares of the Company’s common stock at exercise prices ranging from $0.01 to $1.812 with a weighted average exercise price of $0.65.  The warrants expire at various times through 2017

5.	INCOME TAXES

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

Reconciliations of the provision (benefit) for income taxes to the amount compiled by applying the statutory federal income tax rate to profit (loss) before income taxes is as follows for each of the years ended September 30:

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

	2009	2008
Federal income tax (benefit) at statutory rates	(34)%	(34)%
Stock-based compensation	0%	20%
Non deductible interest expense	0%	0%
Change in valuation allowance	37%	14%
Goodwill write off	(3)%	0%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred taxes relate to the following at September 30, 2009 and 2008:

	2009	2008
Deferred income tax assets:
Net operating loss carryforward	$8,765,900	$4,953,000
Deferred interest, consulting and compensation liabilities	987,500	17,000
Amortization	(24,300)	223,300
Deferred income tax assets - other	7,800	-
	9,736,900	5,193,300
Deferred income tax liabilities—other	-	(12,300)
Deferred income tax asset—net before valuation allowance	9,736,900	5,181,000
Valuation allowance	(9,736,900)	(5,181,000)
Deferred income tax asset—net	$-	$-

Current and non-current deferred taxes have been recorded on a net basis in the accompanying balance sheet. As of September 30, 2009, the Company has net operating loss carryforwards of approximately $20.8 million. The net operating loss carryforwards expire by 2028. Utilization of net operating losses and capital loss carryforwards may be subject to the limitations imposed by Section 382 of the Internal Revenue Code. The Company has placed a valuation allowance against the deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced accordingly.

6. ACQUISITION OF NEURO THERAPY CLINIC, PC

On January 15, 2008, the Company, through its wholly owned subsidiary, Colorado CNS Response, Inc., acquired all of the outstanding common stock of Neuro-Therapy Clinic, PC (“NTC”) in exchange for a non-interest bearing note payable of $300,000 payable in equal monthly installments over 36 months.  Upon the completion of the acquisition, the sole shareholder of NTC was appointed Chief Medical Officer of the Company.  Prior to the acquisition, NTC was the Company’s largest customer.

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

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

The acquisition was not material, and accordingly, no pro forma results are presented.  As of September 30, 2009, goodwill was measured and determined to be fully impaired and consequently written off.

7. LONG-TERM DEBT

As described in Note 6 above, during the year ended September 30, 2008 the Company issued a note payable to an officer in connection with the acquisition of NTC.  The note is non-interest bearing and the Company determined its fair value by imputing interest at an annual rate of 8%.  As of September 30, 2009 the note has an outstanding principal balance in the amount of $118,600, of which $93,800 is current.

8. REPORTABLE SEGMENTS

The Company operates in two business segments:  reference laboratory and clinic.  Reference laboratory provide reports (“rEEG Reports”) that assist physicians with treatment strategies for patients with behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.  Clinic operates NTC, a full service psychiatric practice.

The following tables show operating results for our reportable segments, along with reconciliation from segment gross profit to (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:

	Year ended September 30,2009
	Reference Laboratory	Clinic	Eliminations	Total
Revenues	138,900	628,200	(67,000)	700,100

Operating expenses:
Cost of revenues	131,600	18,500	(18,500)	131,600
Research and development	2,137,200	-	-	2,137,200
Sales and marketing	908,500	7,300	-	915,800
General and administrative	3,266,300	669,600	(48,500)	3,887,400
Goodwill impairment charges	320,000	-	-	320,000
Total operating expenses	6,763,800	695,400	(67,000)	7,392,200

Loss from operations	$(6,624,900)	$(67,200)	$0	$(6,692,100)

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

The following table includes selected segment financial information as of September 30, 2009, related to goodwill and total assets:

	Reference Laboratory	Clinic	Total

Goodwill	$-	$-	$-

Total assets	$1,118,000	$42,900	$1,160,900

9.	EARNINGS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the years ended September 30, 2009 and 2008, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the years ended September 30, 2009 and 2008 is as follows:

	2009	2008
Net loss for computation of basic net income (loss) per share	$(8,522,200)	$(5,371,500)
Net income (loss) for computation of dilutive net income (loss) per share	$(8,522,200)	$(5,371,500)

Basic net income (loss) per share	$(0.31)	$(0.21)

Diluted net income (loss) per share	$(0.31)	$(0.21)

Basic weighted average shares outstanding	27,778,171	25,299,547
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	27,778,171	25,299,547

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	-	4,995,000
Warrants	8,318,310	6,899,353
Options	8,548,206	8,767,212

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

10.	COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, we may be involved in litigation relating to claims arising out of our operations in the ordinary course of business. Other than as set forth above, we are not currently party to any legal proceedings, the adverse outcome of which, in our management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Since June of 2009, the Company has been involved in litigation against Leonard J. Brandt, a stockholder, former director and the Company’s former Chief Executive Officer (“Brandt”) in both the Delaware Chancery Court and the United States District Court for the Central District of California.  For a full description of the events associated with the Brandt Litigation please refer to Item 3, Legal Proceeding of Part I of this document which is incorporated herein by reference.

Lease Commitments

The Company’s lease for its headquarters and Laboratory Information Services business, located at 2755 Bristol St., Suite 285, Costa Mesa, California, expired in November 2009.  The Company continues to lease this space on a month to month basis at a cost of $4,410 per month.

The Company leases space for its Clinical Services operations under an operating lease. The base rental as of September 2009 is $6,021 per month.  This lease terminates on February 28, 2010.

The Company also sub-leases space for its Clinical Services operations on a month-to-month basis for $1,075 per month.

The Company leases a copier for $216 per month which it accounts for as a capital lease with an interest rate of 9% per year. The lease terminates in February 2013 at which time the copier can be purchased at fair value.

Future Minimum Lease Payment and Debt Maturities

At September 30, 2009, the estimated future minimum lease payment under non-cancelable operating and capital leases and debt maturities were as follows:

Year ending September 30,	Operating Leases	Capital Lease	Debt Maturities	Total
2010	36,000	2,600	100,000	138,600
2011	-	2,600	25,000	27,600
2012	-	2,600		2,600
2013	-	1,100		1,100
Total	$36,000	$8,900	$125,000	$169,900
Less interest	(700)	(1,200)	(6,400)	(8,300)
Net present value	35,300	7,700	118,600	161,600
Less current portion	(35,300)	(2,100)	(93,800)	(131,200)
Long-term debt and lease obligation	$-	$5,600	$24,800	$30,400

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

11.	SIGNIFICANT CUSTOMERS

For the year ended September 30, 2009, three customers accounted for 39% of Laboratory Information Services revenue and 45% of accounts receivable at September 30, 2009.

For the year ended September 30, 2008, two customers accounted for 29% of Laboratory Information Services revenue and 24% of accounts receivable at September 30, 2008.

12.	SUBSEQUENT EVENTS

The following key events occurred after the end of the fiscal year dated September 30, 2009:

Results of Clinical Trial Announced

On November 2, 2009, the Company reported the results of its landmark study presented by Charles DeBattista, D.M.H, M.D., at the U.S. Psychiatric and Mental Health Congress.  The poster presentation, titled Referenced-EEG® (rEEG) Efficacy Compared to STAR*D For Patients With Depression Treatment Failure:  First Look At Final Results, highlighted a dramatic improvement in personalized medicine technology for use in treatment of patients with depression.  In this study, rEEG proved effective at predicting medication response for treatment-resistant patients approximately 65 percent of the time.

The study included 114 patients in 12 medical centers, including Harvard, Stanford, Cornell, UCI and Rush.  The 12-week study found that rEEG significantly outperformed the modified STAR*D treatment algorithm.  The difference, or separation, between rEEG and the control group was 50 and 100 percent for the study’s two primary endpoints.  Typically, separation between a new treatment and a control group is less than 10 percent in antidepressant studies.

The study, the largest in the Company’s history, was a randomized, blinded, controlled, parallel group, multicenter study.  The patients in the study experienced depression treatment failure of one or more SSRIs and/or had failure with at least two classes of antidepressants.  The patients fell into two groups:  1) those treated with rEEG medication guidance, and 2) those treated with the modified STAR*D treatment algorithm.

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2009 AND 2008

Ruling from Delaware Chancery Court in Relation to Company’s Litigation with Leonard Brandt

On December 2, 2009, the Delaware Chancery Court dismissed complaints brought against the Company by Brandt.  At the conclusion of a two-day trial that commenced December 1, the Chancery Court entered judgment for the Company and dismissed with prejudice Brandt's action brought pursuant to Section 225 of the Delaware General Corporation Law.  The Chancery Court thereby found that the purported special meeting of stockholders convened by Brandt on September 4, 2009 was not valid and that the directors purportedly elected at that meeting will not be seated.  For a full description of the events associated with the Brandt Litigation please refer to Item 3, Legal Proceeding of Part I of this document which is incorporated herein by reference.

Completion of Second Closing of Private Placement Transaction

On December 24, 2009, the Company completed a second closing of its private placement (the first closing having occurred on August 26, 2009), resulting in additional gross proceeds to the Company of approximately $3.0 from accredited investors.

Pursuant to Subscription Agreements entered into with the investors, the Company sold approximately 55 Investment Units at $54,000 per Investment Unit. Each “Investment Unit” consists of 180,000 shares of the Company’s common stock and a five year non-callable warrant to purchase 90,000 shares of the Company’s common stock at an exercise price of $0.30 per share.

After commissions and expenses, the Company received net proceeds of approximately $2.65 million at the second closing.  The Company intends to use the proceeds from the second closing of its private placement for general corporate purposes, including clinical trial expenses, research and development expenses, and general and administrative expenses, including the payment of accrued legal expenses incurred in connection with the Company’s litigation with Leonard Brandt.

A FINRA member firm acted as lead placement agent (the “Placement Agent”) in connection with the second closing of the private placement.  For its services in connection with the second closing, the Placement Agent received (i) a cash fee of $195,200, (ii) a cash expense allowance of $59,920, and (iii) a five year non-callable warrant to purchase 672,267 shares of the Company’s common stock at an exercise price of $0.33 per share, first exercisable no earlier than June 24, 2010.

In connection with the second closing of the Company’s private placement, each investor who participated in the financing became party to the Registration Rights agreement described above under Note 2 and will receive the same rights and benefits as the investors in the first closing of the Company’s Private Placement on August 26, 2009.

Receipt of letter from Food and Drug Administration

On December 28, 2009, the Company's regulatory counsel received a letter (“the Letter”) from the FDA in response to its prior correspondence relating to the possible classification of the Company's rEEG, as a medical device. The Company will continue its ongoing dialogue with the FDA regarding its rEEG (which may be subject to pre-market review). If pre-market review is required the Company’s revenue could be negatively impacted until such review is completed and clearance to market or approval is obtained. The Letter does not have any impact on the consolidated financial statements as of and for the years ended September 30, 2009 and 2008. See "Government Regulation" section for detailed discussion.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15, as of September 30, 2009, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of September 30, 2009 for the reasons described below.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management, including our Chief Executive Officer (who is our Principal Executive Officer and Principal Financial Officer), do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Also, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Assessment of Internal Controls Over Financial Reporting

Members of our management, including George Carpenter our PEO and PFO, have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and we concluded that our internal controls over financial reporting were not effective.

The following significant deficiencies (as defined below) were identified, which in combination with other deficiencies may constitute a material weakness (as defined below):

•	We do not have proper segregation of duties within the accounting and finance function.

•	We do not have a comprehensive and formalized accounting and procedures manual.

•	We do not have personnel with sufficient financial expertise in the capacity of CFO.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

A “significant deficiency” is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

To the knowledge of our management, including our PEO and PFO, none of the aforementioned significant deficiencies led to a misstatement of our results of operations for the year ended September 30, 2009, or statement of financial position as of September 30, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarterly period ending September 30, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors and executive officers will appear in the definitive proxy statement for the 2010 annual meeting of CNS Response stockholders, and is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information regarding executive compensation will appear in the definitive proxy statement for the 2010 annual meeting of CNS Response stockholders, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the definitive proxy statement for the 2010 annual meeting of CNS Response stockholders, and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions will appear in the definitive proxy statement for the 2010 annual meeting of CNS Response stockholders, and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services will appear in the definitive proxy statement for the 2010 annual meeting of CNS Response stockholders, and is incorporated herein by reference.

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

CNS RESPONSE, INC.

By:	/s/ George Carpenter
George Carpenter Chief Executive Officer

Date: December 29, 2009

POWER OF ATTORNEY

The undersigned directors and officers of CNS Response, Inc. do hereby constitute and appoint George Carpenter with full power of substitution and resubstitution, as their true and lawful attorney and agent, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Carpenter	Chief Executive Officer, Director	December 29, 2009
George Carpenter	(Principal Executive, Financial and Accounting Officer)

/s/ David B. Jones	Director	December 29, 2009
David B. Jones

/s/ Jerome Vaccaro	Director	December 29, 2009
Jerome Vaccaro, M.D.

/s/ Henry Harbin	Director	December 29, 2009
Henry T. Harbin, M. D.

/s/ John Pappajohn	Director	December 29, 2009
John Pappajohn

/s/ Tommy Thompson	Director	December 29, 2009
Tommy Thompson

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

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

3.2.1	Bylaws. Incorporated by reference to Exhibit No. 3(ii) to the Registrant’s Form 10-SB (File No. 000-26285) filed with the Commission on June 7, 1999.
3.2.2	Amendment No. 1 to Bylaws of CNS Response, Inc. Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on July 2, 2009.
3.2.3	Amendment No. 2 to Bylaws of CNS Response, Inc. Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on July 23, 2009.
4.1	2006 CNS Response, Inc. Option Plan. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 10-QSB (File No. 000-26285) filed with the Commission on May 15, 2007.*
10.1
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

10.3
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

10.6
Employment Agreement by and between the Registrant and George Carpenter dated October 1, 2007.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on October 3, 2007.*

10.7
Employment Agreement by and between the Registrant and Daniel Hoffman dated January 11, 2008. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on January 17, 2008.*

10.8
Stock Purchase Agreement by and among Colorado CNS Response, Inc., Neuro-Therapy, P.C. and Daniel A. Hoffman, M.D. dated January 11, 2008.  Incorporated by reference to the Registrant’s Annual report on Form 10-K (File No. 000-26285) filed with the Commission on January 13, 2009.

10.9
Form of Warrant issued to Investors in Private Placement.  Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.

10.10
Senior Secured Convertible Promissory Note, dated March 30, 2009, by and between the Company and Brandt Ventures, GP.  Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on April 3, 2009.

10.11
Senior Secured Convertible Promissory Note, dated March 30, 2009, by and between the Company and SAIL Venture Partners, LP.  Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-26285) filed with the Commission on April 3 2009.

10.12
Bridge Note and Warrant Purchase Agreement, dated May 14, 2009 by and between the Company and SAIL Venture Partners, LP.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on May 20, 2009.

10.13
Form of Secured Convertible Promissory Note.  Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on May 20, 2009.

10.14
Form of Warrant to Purchase Shares.  Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on May 20, 2009.

10.15
Bridge Note and Warrant Purchase Agreement, dated June 12, 2009, by and between the Company and John Pappajohn.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on June 18, 2009.

10.16
Form of Secured Convertible Promissory Note.  Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on June 18, 2009.

10.17
Form of Warrant to Purchase Shares.  Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on June 18, 2009.

10.18	Form of Subscription Agreement.
10.19	Form of Warrant.
10.20	Registration Rights Agreement.
10.21	Amendment No. 1 to Registration Rights Agreement.

Exhibit Number	Exhibit Title

10.22	Form of Indemnification Agreement.
14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB/A (File No. 000-26285) filed with the Commission on January 24, 2008.
21.1	Subsidiaries of the Registrant. Incorporated by reference to the Registrant’s Annual report on Form 10-K (File No. 000-26285) filed with the Commission on January 13, 2009.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included as part of the Signature Page).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer (Principal Accounting and Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*           Management contract or compensatory plan or arrangement.