Form 10-K/A
period 2009-09-30
CNS RESPONSE, INC.
filed 2010-01-25
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
85 Enterprise, Suite 410
Aliso Viejo, CA 92656
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

At January 15, 2010, the registrant had 53,567,795 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

STATEMENT REGARDING AMENDMENT NO. 1

This Amendment No. 1 to Form 10-K on Form 10-K/A (this “Amendment”) is being filed for the purpose of (i) amending Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities, to provide supplemental information relating to closings of our private placement transaction which occurred subsequent to December 30, 2009, and (ii) restating Part III of the Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission on December 30, 2009 (the “Original Filing”).

Except as expressly noted herein, this Amendment does not reflect events occurring after the December 30, 2009 filing date of our Original Filing, and we do not undertake to update any item of our Original Filing, except in each case to reflect the changes discussed in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing. As a result of these amendments, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following information supplements the information contained under Item 5 in the Original Filing:

Third and Fourth Tranches:  December 31, 2009 and January 4, 2010

The Company completed a third and fourth closing of its private placement, on December 31, 2009 and January 4, 2010, respectively, resulting in gross proceeds to the Company of approximately $540,000, thereby completing our Private Placement.

Pursuant to Subscription Agreements entered into with the investors, the Company sold 10 Investment Units at $54,000 per Investment Unit. Each “Investment Unit” consists of 180,000 shares of the Company’s common stock and a five year non-callable warrant to purchase 90,000 shares of the Company’s common stock at an exercise price of $0.30 per share.

After commissions and expenses, the Company received aggregate net proceeds of approximately $480,000 in the December 31 and January 4 closings of the Private Placement.  The Company intends to use the net proceeds from the Private Placement for general corporate purposes, including clinical trial expenses, research and development expenses, and general and administrative expenses, including payment of accrued legal expenses incurred in connection with successfully defending the Company from actions brought in the Delaware Court of Chancery by the Company’s former CEO, Leonard Brandt.

A FINRA member firm acted as lead placement agent (the “Placement Agent”) in connection with the Private Placement.  For its services in connection with the December 31, 2009 closing of the Private Placement, the Placement Agent received (i) a cash fee of $4,320, (ii) a cash expense allowance of $8,640, and (iii) a five year non-callable warrant to purchase 14,400 shares of the Company’s common stock at an exercise price of $.33 per share.

For its services in connection with the January 4, 2010 closing of the Private Placement, the lead Placement Agent received (i) a cash fee of $1,080, (ii) a cash expense allowance of $2,160, and (iii) a five year non-callable warrant to purchase 3,600 shares of the Company’s common stock at an exercise price of $.33 per share.

In connection with the third and fourth closings of our Private Placement, each investor who participated in the financing became party to the Registration Rights agreement described in the Original Filing and will receive the same rights and benefits as the investors in the earlier closings of our Private Placement.

In issuing the shares and warrants to the investors without registration under the Securities Act of 1933, as amended (the “Securities Act”), the Company relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated thereunder, as the shares and warrants were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.  The Company made this determination based on the representations of each investor which included, in pertinent part, that such investor is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that such investor was acquiring the shares and the warrant for investment purposes for its own account, and not with a view to, or for resale in connection with, any distribution or public offering thereof within the meaning of the Securities Act, and that such investor understood that the shares, the warrant and the securities issuable upon exercise thereof may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of January 15, 2010.

Name	Age	Position
George Carpenter	51	Chairman of the Board, Chief Executive Officer and Secretary
Daniel Hoffman	61	President, Chief Medical Officer
John Pappajohn	81	Director
David B. Jones	66	Director
Jerome Vaccaro, M.D.	54	Director
Dr. Henry T. Harbin	63	Director
Tommy Thompson	66	Director

George Carpenter, Chairman of the Board, Chief Executive Officer, Secretary

George Carpenter has served as our Chief Executive Officer since April 10, 2009 and prior to that date served as our President since October 1, 2007.  As President, Mr. Carpenter’s primary responsibility involved developing strategy and commercializing our rEEG technology. From 2002 until he joined CNS, Mr. Carpenter was the President and CEO of WorkWell Systems, Inc., a national physical medicine firm that manages occupational health programs for Fortune 500 employers.  Prior to his position at WorkWell Systems, Mr. Carpenter founded and served as Chairman and CEO of Core, Inc., a company focused on integrated disability management and work-force analytics.  He served in those positions from 1990 until Core was acquired by Assurant, Inc. in 2001.  From 1984 to 1990, Mr. Carpenter was a Vice President of Operations with Baxter Healthcare, served as a Director of Business Development and as a strategic partner for Baxter's alternate site businesses.  Mr. Carpenter began his career at Inland Steel where he served as a Senior Systems Consultant in manufacturing process control. Mr. Carpenter holds an MBA in Finance from the University of Chicago and a BA with Distinction in International Policy & Law from Dartmouth College.

Daniel Hoffman, Chief Medical Officer and President

Dr. Hoffman became our President on April 10, 2009 and our Chief Medical Officer on January 15, 2008 upon our acquisition of Neuro-Therapy Clinic, Inc., which at the time of the acquisition was our largest customer and which was owned by Dr. Hoffman.  He had served as the Medical Director of Neuro-Therapy Clinic, Inc. since 1993. Dr. Hoffman is a Neuropsychiatrist with over 25 years experience treating general psychiatric conditions such as depression, bipolar disorder and anxiety. He provides the newest advances in diagnosing and treating attentional and learning problems in children and adults. Dr. Hoffman has authored over 40 professional articles, textbook chapters, poster presentations and letters to the editors on various aspects of neuropsychiatry, Quantitative EEG, LORETA, Referenced EEG, advances in medication management, national position papers and standards, Mild Traumatic Brain Injury, neurocognitive effects of Silicone Toxicity, sexual dysfunction and other various topics. Dr. Hoffman has given over 58 major presentations and seminars, including Grand Rounds at Universities and Hospitals, workshops and presentations at national society meetings (such as American Psychiatric Association and American Neuropsychiatric Association), national CME conferences, insurance companies, national professional associations, panel member discussant, and presenter of poster sessions. He has also lectured internationally as part of a consortium advancing Quantitative EEG in Psychiatry and done research with the major national academic institutions on the use of Referenced EEG to help guide treatment choices and as a Biomarker. Dr. Hoffman has a Bachelor of Science in Psychology from the University of Michigan, an MD from Wayne State University School of Medicine and conducted his Residency in Psychiatry at the University of Colorado Health Sciences Center. During the past five years, Dr. Hoffman has served as the President of Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of the company that is focused on discovering ways to integrate technology into the creation of better business practices.

John Pappajohn, Director

John Pappajohn joined our board of directors on August 26, 2009.  Since 1969, Mr. Pappajohn has been the President and sole owner of Pappajohn Capital Resources, a venture capital firm, and President and sole owner of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa.  He serves as a director on the boards of the following public companies:  American CareSource Inc., Dallas, TX since 1994; PharmAthene, Inc., Annapolis, MD., since 2007; Spectrascience, Inc., San Diego, CA, since 2007; CareGuide, Inc., Florida,  (formerly Patient Infosystems, Inc.),  since 1996; and ConMed Healthcare Management, Inc., Hanover, MD since 2005.

David B. Jones, Director

David B. Jones has been a director of CNS California since August 2006, and became a director of the company upon the completion of our merger with CNS California on March 7, 2007.  Mr. Jones currently serves as a partner of SAIL Venture Partners, L.P., a position which he has held since 2003.  From 1998 to 2004, Mr. Jones served as Chairman and Chief Executive Officer of Dartron, Inc., a computer accessories manufacturer. From 1985 to 1997, Mr. Jones was a general partner of InterVen Partners, a venture capital firm with offices in Southern California and Portland, Oregon. From 1979 to 1985, Mr. Jones was President and Chief Executive Officer of First Interstate Capital, Inc., the venture capital affiliate of First Interstate Bancorp. Mr. Jones is a graduate of Dartmouth College and holds Masters of Business Administration and law degrees from the University of Southern California.

Jerome Vaccaro, M.D., Director

Jerome Vaccaro, M.D., joined the Board of directors of CNS California in 2006 and became a director of the company upon the completion of our merger with CNS California on March 7, 2007.  Dr. Vaccaro is President and Chief Operating Officer of APS Healthcare, Inc, (APS) a privately held specialty healthcare company, which he joined in June 2007.  From February 2001 until its acquisition by United Health Group in 2005, Dr. Vaccaro served as President and Chief Executive Officer of PacifiCare Behavioral Health (“PBH”), and then served as Senior Vice President with United Health Group’s Specialized Care Services until he joined APS.  Dr. Vaccaro has also served as Medical Director of PBH (1996-2001), Chief Executive Officer of PacifiCare Dental and Vision (2002-2004), and Senior Vice President for the PacifiCare Specialty Health Division (2002-2004). Dr. Vaccaro has an extensive background in community mental health and public sector work, including editing the textbook, “Practicing Psychiatry in the Community,” which is hailed as the definitive community psychiatry text. Dr. Vaccaro completed medical school and a Psychiatry Residency at the Albert Einstein College of Medicine in New York City. After his training, Dr. Vaccaro served on the full-time faculty of the University of Hawaii (1985-1989) and UCLA (1989-1996) Departments of Psychiatry.

Henry T. Harbin, M.D., Director

Henry Harbin, M.D. joined our Board of directors on October 17, 2007.  Since 2004, Dr. Harbin has worked as an independent consultant providing health care consulting services to a number of private and public organizations. Dr. Harbin is a Psychiatrist with over 30 years of experience in the behavioral health field. He has held a number of senior positions in both public and private health care organizations. He worked for 10 years in the public mental health system in Maryland serving as Director of the state mental health authority for three of those years.  He has been CEO of two national behavioral healthcare companies - Greenspring Health Services and Magellan Health Services. At the time he was CEO of Magellan, it was the largest managed behavioral healthcare company managing the mental health and substance abuse benefits of approximately 70 million Americans including persons who were insured by private employers, Medicaid and Medicare. In 2002 and 2003, he served on the President's New Freedom Commission on Mental Health.  As a part of the Commission he was chair of the subcommittee for the Interface between Mental Health and General Medicine.  In 2005, he served as co-chair of the National Business Group on Health's work group that produced the Employer's Guide to Behavioral Health Services in December 2005.

Tommy Thompson, Director

Tommy G. Thompson joined our board of directors on August 26, 2009.  Mr. Thompson is the former Health and Human Services Secretary and four-term Governor of Wisconsin.  Since March 2005 he has been a partner at the law firm of Akin Gump Strauss Hauer & Feld, and since February 2005 he also has served as President of Logistics Health, Inc.  He serves on the boards of CR Bard and Centene Corporation, both of which are public companies, and is Chairman of AGA Medical Corporation, a privately-held company.  Mr. Thompson served as HHS Secretary from 2001 to 2005 and is one of the nation's leading advocates for the health and welfare of all Americans. He is the 19th individual to serve as Secretary of the department, which employs more than 60,000 personnel and had a fiscal year 2005 budget of $584 billion.  Mr. Thompson has dedicated his professional life to public service and served as Governor of Wisconsin from 1987 to 2001. Mr. Thompson was re-elected to office for a third term in 1994 and a fourth term in 1998.   At HHS, Mr. Thompson led the Administration’s efforts to pass and implement a new Medicare law that is for the first time providing a drug benefit to America’s seniors. As governor, Mr. Thompson created the nation's first parental school choice program in 1990, allowing low-income Milwaukee families to send children to the private or public school of their choice. He created Wisconsin's Council on Model Academic Standards, which implemented high academic standards for English language arts, math, science and social studies. Mr. Thompson began his career in public service in 1966 as a representative in Wisconsin's state Assembly. He was elected assistant Assembly minority leader in 1973 and Assembly minority leader in 1981. Mr. Thompson has received numerous awards for his public service, including the Anti-Defamation League's Distinguished Public Service Award. In 1997, Mr. Thompson received Governing Magazine's Public Official of the Year Award, and the Horatio Alger Award in 1998. Mr. Thompson served as chairman of the National Governors' Association, the Education Commission of the States and the Midwestern Governors' Conference. Mr. Thompson also served in the Wisconsin National Guard and the Army Reserve.

Board Composition and Committees

Our board of directors currently consists of six members: George Carpenter, Henry Harbin, David Jones, Jerome Vaccaro, John Pappajohn and Tommy Thompson.  Each director was elected at our annual meeting of shareholders held on September 29, 2009.  Each of our directors will serve until our next annual meeting or until his successor is duly elected and qualified.

We do not have any committees, including an audit committee, compensation committee, or nominating and corporate governance committee and the functions customarily delegated to these committees are performed by our full board of directors.  In addition, we do not have any charters that relate to the functions traditionally performed by these committees.  We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors. We have, however, determined that David Jones, Jerome Vaccaro, Henry Harbin, John Pappajohn and Tommy Thompson are “independent” as that term is defined in Section 5600 of the Nasdaq Listing Rules as required by the NASDAQ Stock Market.  In addition, although our full board of directors functions as our audit committee, we have determined that Jerome Vaccaro, David Jones, John Pappajohn and Tommy Thompson are “independent” for purposes of Rule 5605-4 of the Nasdaq Listing Rules as required by the NASDAQ Stock Market.

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

Stockholder Recommendations for Director Nominees

A CNS stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the requisite provisions contained in our Bylaws.  Stockholders who desire the Board to consider a candidate for nomination as a director at the 2010 annual meeting must submit advance notice of the nomination to our Board a reasonable time prior to the mailing date of the proxy statement for the 2010 annual meeting. The recommendation should be in writing and addressed to our Corporate Secretary.

A stockholder’s notice of a proposed nomination for director to be made at an annual meeting must include the following information:

•	the name and address of the stockholder proposing to make the nomination and of the person or persons to be nominated;

•
a representation that the holder is a stockholder entitled to vote his or her shares at the annual meeting and intends to vote his or her shares in person or by proxy for the person or persons nominated in the notice;

•	a description of all arrangements or understandings between the stockholder(s) supporting the nomination and each nominee;

•	any other information concerning the proposed nominee(s) that we would be required to include in the proxy statement if our Board of Directors made the nomination; and

•	the consent of the nominee(s) to serve as director if elected.

Code of Ethical Conduct

Our board of directors has adopted a Code of Ethical Conduct (the “Code of Conduct”) which constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. We require all employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our principal financial officer and other financial officers with respect to full and accurate reporting. The Code of Conduct is available on our website at www.cnsresponse.com and is also filed as an exhibit to our Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2009, all of our executive officers, directors and the holders of 10% or more of our common stock complied with all Section 16(a) filing requirements, except for the following: (i) one Statement of Changes in Beneficial Ownership on Form 4, reporting one transaction, was filed late by Brad Luce; (ii) one Statement of Changes in Beneficial Ownership on Form 4, reporting one transaction, was filed late by David Jones; (iii) one Statement of Changes in Beneficial Ownership on Form 4, reporting one transaction, was filed late by SAIL Venture Partners LP; (iv) one Statement of Changes in Beneficial Ownership on Form 4, reporting one transaction, was filed late by SAIL Venture Partners, LLC; (v) one Statement of Changes in Beneficial Ownership on Form 4, reporting one transaction, was filed late by John Pappajohn and (vi) one initial statement of beneficial ownership of securities on Form 3 was filed late by Tommy Thompson.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

As we do not have a designated compensation committee, our full Board of Directors oversees matters regarding executive compensation.  The Board is responsible for, among other functions: (1) reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers and evaluating the performance of such executive officers in light of these corporate goals and objectives; (2) administering our 2006 Stock Incentive Plan and other equity incentive plans that we may adopt from time to time; and (3) negotiating, reviewing and setting the annual salary, bonus, stock options and other benefits, direct and indirect, of the Chief Executive Officer, and other current and former executive officers. The Board also has the authority to select and/or retain outside counsel, compensation and benefits consultants, or any other consultants to provide independent advice and assistance in connection with the execution of its responsibilities. Our “named executive officers” for our fiscal year ended September 30, 2009 were as follows:

•	George Carpenter, Chief Executive Officer.

•	Daniel Hoffman, President and Chief Medical Officer; and

•	Leonard Brandt, Chief Executive Officer until April 10, 2009.

Compensation Philosophy

Because we are a small company with a total of 14 full-time employees, we do not have a formal comprehensive executive compensation policy.  As we expand our operations, we intend to establish such policies to further our corporate objectives.  Generally, we compensate our executive officers with a compensation package that is designed to drive company performance to maximize shareholder value while meeting our needs and the needs of our executives. The following are objectives we consider:

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

•	Compensation of an executive is based on such individual's role, responsibilities, performance and experience; and
•	Annual performance of our company and the executive are taken into account in determining annual bonuses with the goal of fostering a pay-for-performance culture.

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

Process for Setting Executive Compensation; Factors Considered

When making pay determinations for named executive officers, the Board considers a variety of factors including, among others: (1) actual company performance as compared to pre-established goals, (2) individual executive performance and expected contribution to our future success, (3) changes in economic conditions and the external marketplace, (4) prior years’ bonuses and long-term incentive awards, and (5) in the case of executive officers, other than Chief Executive Officer, the recommendation of our Chief Executive Officer, and in the case of our Chief Executive Officer, his negotiations with our Board. No specific weighing is assigned to these factors nor are particular targets set for any particular factor. Ultimately, the Board uses its judgment and discretion when determining how much to pay our executive officers and sets the pay for such executives by element (including cash versus non-cash compensation) and in the aggregate, at levels that it believes are competitive and necessary to attract and retain talented executives capable of achieving the Company's long-term objectives.

Summary Compensation Table

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ending September 30, 2009 and 2008 (i) as to each person serving as our principal executive officer (“PEO”) or acting in a similar capacity during our fiscal year ended September 30, 2009, and (ii) as to our most highly compensated executive officer other than our PEO who was serving as an executive officer at the end of our fiscal year ended September 30, 2009, whose compensation exceeded $100,000.  The people listed in the table below are referred to as our “named executive officers”.

Name and Principal Position	Fiscal Year Ended September 30,	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
George Carpenter (Chief Executive Officer,	2009	180,000	0	0		20,500	(2)	200,500
Principal Executive Officer, Director)	2008	180,000	0	680,700	(1)	16,300	(2)	877,000

Daniel Hoffman (President, Chief Medical Officer)	2009	150,000	0	0		33,400	(3)	183,400
	2008	108,100	0	0		39,200	(3)	147,300

Leonard Brandt (Former Chief Executive Officer,	2009	119,800	0	0		20,500		140,300
Former Principal Executive Officer, Former Director)	2008	175,000	0	0		19,000	(2)	194,000

(1)           These options were granted on October 1 2007.  The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model using the assumptions detailed in Note 4 to the Financial Statements.

(2)           Relates to healthcare insurance premiums paid on behalf of executive officers by the company.

(3)           Relates to healthcare insurance premiums for the year ended September 30, 2009 of $28,300 and automobile expenses of $4,400 paid on behalf of Dr. Hoffman by the company. For the year ended September 30, 2008, healthcare insurance premiums were $15,300 and automobile expenses were $8,900.  Additionally Dr. Hoffman was paid $15,000 in consulting fees for services rendered to the company prior to his employment.

Grant of Plan Based Awards in the Fiscal Year Ending September 30, 2009

No option grants to executive officers occurred during fiscal year ending September 30, 2009 under our 2006 Stock Incentive Plan, which is the only plan pursuant to which awards can be granted, as the Board was focused on management changes, securing funding and defending against a lawsuit brought by a dissident shareholder and fellow director.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Since we had $0.99 million in cash and cash equivalents and a working capital deficit of approximately $1.1 million as of September 30, 2009, we elected to preserve our cash and did not pay any bonuses to our executive officers during our fiscal year ended September 30, 2009.  As discussed, we do not have a formal plan for determining the compensation of our executive officers.  Instead, each named executive officer negotiates the terms of their employment with us, taking into account our compensation philosophy outlined above.  The following is a summary of each employment agreement that we have entered into with respect to our named executive officers, which summary includes, where applicable, a description of all payments the company is required to make to such named executive officers at, following or in connection with the resignation, retirement or other termination of such named executive officers, or a change in control of our company or a change in the responsibilities of such named executive officers following a change in control.

Employment Agreements

George Carpenter

On October 1, 2007, after our 2007 fiscal year end, we entered into an employment agreement with George Carpenter pursuant to which Mr. Carpenter served as our President.  During the period of his employment, Mr. Carpenter will receive a base salary of no less than $180,000 per annum, which is subject to upward adjustment at the discretion of the Chief Executive Officer or our Board of Directors.  In addition, pursuant to the terms of the employment agreement, on October 1, 2007, Mr. Carpenter was granted an option to purchase 968,875 shares of our common stock at an exercise price of $0.89 per share pursuant to our 2006 Stock Incentive Plan.  These options vest as follows: 121,109 shares vested immediately with the remaining 847,766 shares vesting equally over 42 months commencing April 30, 2008.  In the event of a change of control transaction, a portion of Mr. Carpenter’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between October 1, 2008 and the date of corporate transaction over the vesting period (48 months) will automatically accelerate, and become fully vested.  Mr. Carpenter will be entitled to four weeks vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we may offer our employees from time to time.

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

As of April 10, 2009, Mr. Carpenter was named Chief Executive Officer and a Director of the company and Daniel Hoffman became our President.  Other than Mr. Carpenter’s change in title, there have been no changes in the terms of Mr. Carpenter’s employment with us.

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

Prior to his employment, from October 1, 2007 to January 15, 2008 Dr. Hoffman earned $15,000 for consulting services rendered to the company.  In addition, as compensation for his services to us as a consultant, Dr. Hoffman was granted options to purchase an aggregate of 814,062 shares of our common stock at an exercise price of $1.09 on August 7, 2007. In accordance with the terms of his employment agreement, the terms of Dr. Hoffman's option grant were amended to provide that in the event of a change of control transaction, a portion of Dr. Hoffman's unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between August 7, 2007 and the date of corporate transaction over the vesting period (42 months), will automatically accelerate, and become fully vested.

In addition to being the Chief Medical Officer, Dr. Hoffman was named President of the Company on April 10, 2009.

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

Outstanding Equity Awards at Fiscal Year-End 2009

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended September 30, 2009.  During the fiscal year ended September 30, 2009, Leonard Brandt exercised 2,124,740 options at an exercise price of $0.132 per share which were granted on August 11, 2006.

Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
George Carpenter (1)	484,454	484,421	0.89	October 1, 2017
Daniel Hoffman (2)	508,796	305,796	1.09	August 8, 2017
	119,013	0	0.12	August 11, 2016
Leonard Brandt (3)	229,353	104,258	1.20	August 8, 2012
	827,930	140,959	1.09	August 8, 2017

(1)           Please see the summary of Mr. Carpenter’s employment agreement above, which describes the vesting terms of the options granted to Mr. Carpenter.

(2)           On August 8, 2007, Dr. Hoffman was granted options to purchase 814,062 shares of our common stock.  The options are exercisable at $1.09 per share and vest as follows:  options to purchase 203,516 shares vested on March 8, 2008; options to purchase 593,600 shares vest in equal monthly installments of 16,960 shares over 35 months commencing on April 30, 2008; the remaining options to purchase 16,946 shares vest on March 31, 2011.  On August 11, 2006, Dr. Hoffman was granted an option to purchase 119,013 shares of common stock at an exercise price of $0.12 per share, which is now fully exercisable.

(3)           On August 8, 2007, Mr. Brandt was granted options to purchase 1,302,500 shares of our common stock.  The options were exercisable at $1.20 per share as to 333,611 shares and $1.09 per share as to 968,889 shares.  The option to purchase 333,611 of our shares was scheduled to vest as follows:  options to purchase 83,403 shares vested on August 8, 2007, the date of grant; options to purchase 243,250 shares were scheduled to vest in equal monthly installments of 6,950 shares over 35 months commencing on January 31, 2008 and the remaining options to purchase 6,958 shares were scheduled to vest on December 31, 2010.  The option to purchase 968,889 of our shares was scheduled to vest as follows: options to purchase 269,357 shares vested on August 8, 2007, the date of grant; options to purchase 135,675 shares vested in equal monthly installments of 27,135 shares over 5 months beginning on August 31 2007; options to purchase 543,726 shares were scheduled to vest in equal monthly installments of 20,138 shares over 27 months beginning on January 31, 2008 and the remaining options to purchase 20,131 shares were scheduled to vest on April 30, 2010. Upon Mr. Brandt’s termination as a Director on December 2, 2009, Mr. Brandt forfeited 90,358 options having an exercise price of $1.20 per share and 100,683 options having an exercise price of $1.09 per share.

Director Compensation

During our fiscal year ended September 30, 2009, our non-employee directors did not receive compensation for their services on our board.  We do not pay management directors for board service in addition to their regular employee compensation.  The full Board of Directors has the primary responsibility for reviewing and considering any revisions to director compensation.  Going forward, we intend to compensate our non-employee directors for their service on our Board with a combination of cash payments and option grants.  As described below, Dr. Harbin received compensation for consulting services he provided to the company during our fiscal year ending September 30, 2009.

Non-Employee Director Compensation
Name	All Other Compensation ($)	Total ($)
Jerome Vaccaro (1)	0	0
Henry Harbin (2)	46,400	46,400
John Pappajohn (3)	0	0
Tommy Thompson (3)	0	0
David Jones (3)	0	0

(1)           On August 28, 2006 Dr. Vaccaro was granted 20,000 options having an exercise price of $0.12 for his service as a Director.  The options vested semiannually in four equal amounts over a period of two years commencing February 28, 2007 through August 31, 2008.  These options expire on August 28, 2016 and are fully vested.

(2)           On August 8, 2007, we entered into an agreement with Dr. Harbin for consulting services.  Pursuant to the agreement, we granted options to purchase 24,000 shares of our common stock at an exercise price of $1.09 per share pursuant to our 2006 Stock Incentive Plan.  The options expire on August 8, 2017 and are now fully vested.

As compensation for his service as a Director of the company, on December 19, 2007, we granted Dr. Harbin options to purchase 20,000 shares of our common stock at an exercise price of $0.80 per share under our 2006 Stock Incentive Plan.  The options expire on December 19, 2017 and are now fully vested.

On April 15, 2008, we entered into a consulting agreement with Dr. Harbin which expired on December 31, 2008.  Pursuant to the agreement, we paid Dr. Harbin a consulting fee of $24,000 in cash of which $8,000 was paid during the fiscal year ended September 30, 2009. Additionally Dr Harbin was granted options to purchase 56,000 shares of our common stock at an exercise price of $0.96 per share under our 2006 Stock Incentive Plan.  The options expire on April 15, 2018 and are now fully vested.

On March 17, 2009, we entered into a consulting agreement with Dr. Harbin which expired on December 31, 2009 pursuant to which Dr. Harbin was to be paid an aggregate of $24,000 as compensation for his consulting services.  Dr. Harbin was paid the $24,000 due to him in January 2010.  In addition, as further compensation, we granted Dr. Harbin options to purchase 56,000 shares of our common stock at an exercise price of $0.40 per share, with the options vesting in equal monthly installments over a twelve month period commencing on January 1, 2009.  The options expire on March 17, 2019.  The fair value of the options was estimated to be $22,400 on the date of grant using the Black-Scholes option pricing model using the assumptions detailed in Note 4 to the Financial Statements.

(3)           No options have been granted to Mr. Pappajohn, Mr. Thompson or Mr. Jones.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of our common stock as of January 15, 2010 by each of our named executive officers, each of our directors, all of our directors and executive officers as a group, and each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options or warrants from the Company that are currently exercisable or exercisable within 60 days of January 15, 2010 are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 53,567,795 shares of our common stock outstanding on January 15, 2010.

Unless otherwise indicated, the address of each of the named executive officers, directors and 5% or more stockholders named below is c/o CNS Response, Inc., 85 Enterprise, Suite 410 Aliso Viejo, CA 92656.

	Number of Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage of Shares Outstanding

Named Executive Officers and Directors:
George Carpenter Chief Executive Officer and Chairman of the Board (1)	1,125,341	2.1%
Daniel Hoffman President and Chief Medical Officer (2)	823,654	1.5%
David B. Jones Director (3)	8,696,055	15.6%
Dr. Jerome Vaccaro Director (4)	20,000	*
Dr. Henry Harbin Director (5)	166,834	*
John Pappajohn Director(6)	12,333,335	20.8%
Tommy Thompson Director	-	-
Executive Officers and Directors as a group (7 persons) (7)	23,165,219	36.7%

5% Stockholders:
SAIL Venture Partners LP (3)	8,696,055	15.6%
Leonard Brandt (8)	11,081,982	19.9%
* Less than 1%

(1)           Consists of (a) 360,000 shares of common stock (b) 180,000 shares of common stock issuable upon the exercise of vested and exercisable warrants to purchase common stock and (c) options to acquire 585,341 shares of common stock issuable upon the exercise of vested and exercisable options.

(2)           Consists of (a) 98,544 shares of common stock, which includes 500 shares held by Dr. Hoffman’s daughter (b) 12,501 shares of common stock issuable upon the exercise of vested and exercisable warrants to purchase common stock and (c) options to acquire 712,609 shares of common stock issuable upon the exercise of vested and exercisable options.

(3)           Consists of (a) 6,471,067 shares of Common Stock and (b) 2,224,988 shares of Common Stock issuable upon the exercise of vested and exercisable warrants held by SAIL Venture Partners, LP.  SAIL Venture Partners, LLC is the general partner of SAIL Venture Partners, L.P.  The unanimous vote of the managing members of SAIL Venture Partners, LLC (who are Walter Schindler, Alan Sellers, Thomas Cain, and David B. Jones), is required for voting and investing decisions over the shares held by this selling stockholder.  The address of SAIL Venture Partners, L.P. is 600 Anton Blvd., Suite 1010, Costa Mesa, CA 92626.

(4)           Consists of options to acquire 20,000 shares of common stock issuable upon the exercise of vested and exercisable options.

(5)           Consists of (a) 8,333 shares of common stock, (b) 2,501 shares of common stock issuable upon the exercise of warrants to purchase common stock and (c) options to acquire 156,000 shares of common stock issuable upon the exercise of vested and exercisable options.

(6)           Consists of (a) 6,666,668 shares of common stock and (b) 5,666,667 shares of common stock issuable upon the exercise of vested and exercisable warrants to purchase common stock.  The address of John Pappajohn is 2166 Financial Center, Des Moines, IA 50309.

(7)           Consists of 13,604,612 shares of common stock and 9,560,607 shares of common stock issuable upon the exercise of vested and exercisable options and warrants.

(8)           Consists of (a) 8,890,795 shares of common stock (including 540,000 shares owned by Mr. Brandt's children and 956,164 shares held by Brandt Ventures), (b) 1,079,728 shares reserved for issuance upon exercise of warrants to purchase common stock (including warrants to purchase 478,082 shares of common stock held by Brandt Ventures) and (c) 1,111,459 shares reserved for issuance upon exercise of options to purchase common stock held by Mr. Brandt.  The address of Leonard Brandt is 28911 Via Hacienda San Juan Capistrano CA 92675.

Changes in Control

We do not have any arrangements which may at a subsequent date result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)

Equity compensation plans approved by security holders	6,662,014	$0.76	1,029,309

Equity compensation plans not approved by security holders	0	$0	0

Total	6,662,014	$0.76	1,029,309

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Except as follows, since October 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we are or will be a party:

	in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years;and

	in which any director, executive officer, other stockholders of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with George Carpenter

On December 24, 2009, the Company completed a second closing of its private placement in which it received gross proceeds of approximately $3 million, which included $108,000 invested by Mr. Carpenter.  In exchange for his investment, the Company issued to Mr. Carpenter 360,000 shares of its common stock and a five year non-callable warrant to purchase 180,000 shares of its common stock at an exercise price of $0.30 per share.  This investment was completed with the identical terms as received by all other investors in the Company’s private placement closings that took place on August 26, 2009, December 24, 2009, December 31, 2009 and January 4, 2010.

Transactions with SAIL Venture Partners LP

On March 30, 2009, we executed two senior secured convertible promissory notes each in the principal amount of $250,000 with SAIL Venture Partners, LP (“SAIL”) and Brandt Ventures, GP (“Brandt”). David Jones, a member of our board of directors, is one of four managing members of SAIL Venture Partners, LLC, which is the general partner of SAIL. Leonard Brandt, also a member of our board of directors until December 3, 2009 and our former Chief Executive Officer, is the general partner of Brandt.

These notes accrue interest at the rate of 8% per annum and are due and payable upon a declaration by the note holder(s) requesting repayment, unless sooner converted into shares of our common stock (as described below), upon the earlier to occur of: (i) June 30, 2009 or (ii) an Event of Default (as defined in the notes), which includes the default that occurred as a result of Mr. Brandt no longer serving as our Chief Executive Officer effective as of April 10, 2009. The notes are secured by a lien on substantially all of our assets (including all intellectual property). In the event of a liquidation, dissolution or winding up of the company, unless Brandt and/or SAIL informs us otherwise, we shall pay such investor an amount equal to the product of 250% multiplied by the principal and all accrued but unpaid interest outstanding on the note.

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

The Purchase Agreement also provides that, at any time on or after June 30, 2009, and provided that certain conditions are satisfied by us, SAIL will purchase from us a second Secured Convertible Promissory Note in the principal sum of $200,000 and will be issued a second warrant identical in terms to the warrant described above. The aforementioned conditions include our entry into a term sheet in which investors commit to participate in an equity financing by us of not less than $2,000,000 (excluding any and all other debt that are to be converted).

The notes issued or issuable pursuant to the Purchase Agreement accrue interest at the rate of 8% per annum and are due and payable, unless sooner converted into shares of our common stock (as described below), upon the earlier to occur of: (i) a declaration by SAIL on or after June 30, 2009 or (ii) an Event of Default as defined in the notes. The note(s) are secured by a lien on substantially all of our assets (including all intellectual property). In the event of a liquidation, dissolution or winding up of the company, unless SAIL informs us otherwise, we shall pay SAIL an amount equal to the product of 250% multiplied by the principal and all accrued but unpaid interest outstanding on the note(s).

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

On August 26, 2009, the Company completed an equity financing transaction of approximately $2 million. As a result of the financing, each of the notes described above that were held by SAIL and Brandt automatically converted into common stock, with SAIL receiving 1,758,356 shares and Brandt receiving 956,164 shares. In addition, pursuant to the terms of the notes, SAIL was issued a non-callable five year warrant to purchase 879,178 shares of common stock at an exercise price of $0.30 per share and Brandt was issued a non-callable five year warrant to purchase 478,082 shares of common stock at an exercise price of $0.30 per share.

In connection with the equity financing referred to above, on August 26, 2009, SAIL purchased 6 Units for $324,000. Each Unit consists of 180,000 shares of common stock and a five year non-callable warrant to purchase an additional 90,000 shares of common stock at an exercise price of $0.30 per share. The shares of common stock and warrants comprising the Units are immediately separable and were issued separately.  This investment was completed with the identical terms as received by all other investors in the Company’s private placement closings that took place on August 26, 2009, December 24, 2009, December 31, 2009 and January 4, 2010.

Transactions with Leonard Brandt

Please see the discussion above under the heading “Transaction with SAIL Venture Partners LP” for a summary of a bridge financing transaction which closed on March 30, 2009, in which Mr. Brandt participated.

Transactions with Henry Harbin M.D.

Since June 2007, Dr. Harbin has acted as a strategic advisor to the company, and has advised us on our marketing initiatives. As compensation for his services as an advisor, on August 8, 2007, we granted Dr. Harbin a non-qualified option to purchase 24,000 shares of our common stock at an exercise price of $1.09 per share. Options to purchase 6,000 shares vested on the date of grant, and the remaining 18,000 shares vested in equal installments of 2,000 shares on each monthly anniversary of the grant date for a period of nine months.

Subsequently, on April 15, 2008, we entered into a consulting agreement which expired on December 31, 2008 pursuant to which Dr. Harbin was paid an aggregate of $24,000 and was granted options to purchase 56,000 shares of our common stock at an exercise price of $0.96 per share, with options to purchase 14,000 shares vesting on the date of grant, options to purchase 37,328 shares vesting in eight equal monthly installments of 4,666 options commencing on April 30, 2008, and the remaining options to purchase 4,672 shares vesting on December 31, 2008.

Most recently, on March 17, 2009, we entered into a consulting agreement with Dr. Harbin which expires on December 31, 2009 pursuant to which Dr. Harbin was paid an aggregate of $24,000 as compensation for his consulting services.  In addition, as further compensation, we granted Dr. Harbin options to purchase 56,000 shares of our common stock at an exercise price of $0.40 per share, with the option vesting in equal monthly installments over a twelve month period commencing on January 1, 2009.

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

In addition, Dr. Hoffman has acted as a consultant to the corporation on various matters since 2003. Subsequent to October 1, 2007, Dr. Hoffman has received cash payments of $15,000 in consideration for his consulting services to us prior to joining us as our Chief Medical Officer.

Transactions with John Pappajohn

In conjunction with the closing of the Company’s private placement on August 26, 2009, Mr. Pappajohn joined the Company’s Board of Directors.  On September 29, 2009 at the Company’s Annual Meeting of shareholders, Mr. Pappajohn’s directorship was approved by a majority vote of the shareholders of the Company.

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

The note issued pursuant to the Purchase Agreement provides that the principal amount of $1,000,000 together with a single Premium Payment of $90,000 which is due and payable, unless sooner converted into shares of our common stock (as described below), upon the earlier to occur of: (i) a declaration by Pappajohn on or after June 30, 2010 or (ii) an Event of Default as defined in the note.  The note is secured by a lien on substantially all of our assets (including all intellectual property).  In the event of a liquidation, dissolution or winding up of the company, unless Pappajohn informs us otherwise, we shall pay Pappajohn an amount equal to the product of 250% multiplied by the then outstanding principal amount of the note and the Premium Payment.

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

On August 26, 2009, the Company completed an equity financing transaction of approximately $2 million.  As a result of the financing, the note described above held by Mr. Pappajohn automatically converted into common stock, with Mr. Pappajohn receiving 3,333,334 shares.  In addition, pursuant to the terms of the note, Mr. Pappajohn received a five year non-callable warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.30 per share.

In connection with the equity financing referred to above, on August 26, 2009, Mr. Pappajohn invested an additional $1,000,000 in the Company.  In exchange for his investment, the Company issued an additional 3,333,3334 shares of common stock to Mr. Pappajohn and a five year non-callable warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.30 per share.  This investment was completed with the identical terms as received by all other investors in the Company’s private placement closings that took place on August 26, 2009, December 24, 2009, December 31, 2009 and January 4, 2010.

The Company intends to reimburse Equity Dynamics, Inc., a company solely owned by Mr. Pappajohn, for expenses which Equity Dynamics incurred between May and December, 2009 on behalf of CNS Response, Inc.  These expenses include $34,700 incurred in connection with the Company’s private placement financing activities.

Transactions with Promoters and Control Persons

Prior to our merger with CNS California, which closed on March 7, 2007, Strativation, Inc. (now called CNS Response, Inc.) existed as a "shell company" with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.

Shares for Debt Agreement

Prior to our merger with CNS California, on January 11, 2007, we entered into a Shares For Debt Agreement with Richardson & Patel LLP ("R&P"), our former legal counsel, pursuant to which we agreed to issue and R&P agreed to accept 645,846 restricted shares of our common stock (the "Shares") as full and complete settlement of a portion of the total outstanding debt in the amount of $261,202 that we owed to R&P for legal services (the "Partial Debt"). On January 15, 2007, the company and R&P agreed to amend and restate the Shares for Debt Agreement to increase the number of Shares to be issued in settlement of such Partial Debt to 656,103 restricted shares of our common stock, which then represented 75.5% of our issued and outstanding common stock.

Registration Rights Agreement

On January 11, 2007, we entered into a Registration Rights Agreement in connection with the above referenced Shares For Debt Agreement with R&P and various other stockholders of the Company signatory thereto ("Majority Stockholders") in connection with the shares of the company acquired pursuant to the Shares For Debt Agreement and certain other transactions that took place on or around July 18, 2006. On January 15, 2007, the company and the Majority Stockholders agreed to amend and restate the Registration Rights Agreement to provide registration rights to the Majority Stockholders for up to 767,101 shares of our common stock held or to be acquired by them.

Merger Agreement

On January 16, 2007, we entered into an Agreement and Plan of Merger with CNS Response, Inc., a California corporation (or CNS California), and CNS Merger Corporation, a California corporation and our wholly-owned subsidiary that was formed to facilitate the acquisition of CNS California. On March 7, 2007, the merger with CNS California closed, CNS California became our wholly-owned subsidiary, and we changed our name from Strativation, Inc. to CNS Response, Inc.  At the Effective Time of the Merger (as defined in the Merger Agreement, as amended on February 23, 2007), MergerCo was merged with and into CNS California, the separate existence of MergerCo ceased, and CNS California continued as the surviving corporation at the subsidiary level. We issued an aggregate of 17,744,625 shares of our common stock to the stockholders of CNS California in exchange for 100% ownership of CNS California. Additionally, we assumed an aggregate of 8,407,517 options to purchase shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as previously issued by CNS California. Pursuant to the Merger Agreement, our former sole director and executive officer, Silas Phillips, resigned as a director and executive officer of our company effective as of the closing of the merger, and the directors and officers of CNS California were appointed to serve as directors and officer of our company. Except for the Merger Agreement, as amended, and the transactions contemplated by that agreement, neither CNS California, nor the directors and officers of CNS California serving prior to the consummation of the Merger, nor any of their associates, had any material relationship with us, or any of our directors and officers, or any of our associates prior to the merger. Following the merger, the business conducted by the company is the business conducted by CNS California.

Pursuant to the terms of the Merger Agreement, we paid an advisory fee of $475,000 to Richardson & Patel, LLP, our former legal counsel and a principal shareholder, immediately upon the closing of the merger.

ITEM 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Cacciamatta Accountancy Corporation for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 were $134,500 and $102,500, respectively.

Audit-Related Fees

Cacciamatta Accountancy Corporation billed us $0 in fees for assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2009 and September 30, 2008, respectively.

Tax Fees

The aggregate fees to be billed by Cacciamatta Accountancy Corporation for professional services rendered for tax compliance, tax advice, and tax planning during our fiscal years ending September 30, 2009 and September 30, 2008 were $0 and $0, respectively.

All Other Fees

None.

Audit Committee Policies and Procedures

Our Audit Committee, which consists of our entire Board of Directors, is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. During each of the fiscal years ended September 30, 2009 and September 30, 2008, respectively, our Board of Directors pre-approved 100% of the services described above.

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(3)     Exhibits.

Exhibit Number	Exhibit Title

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS RESPONSE, INC.

By:	/s/ George Carpenter
George Carpenter Chief Executive Officer

Date: January 25, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Carpenter	Chief Executive Officer, Director	January 25, 2010
George Carpenter	(Principal Executive, Financial and Accounting Officer)

/s/ David B. Jones	Director	January 25, 2010
David B. Jones

/s/ Jerome Vaccaro	Director	January 25, 2010
Jerome Vaccaro, M.D.

/s/ Henry Harbin	Director	January 25, 2010
Henry T. Harbin, M. D.

/s/ John Pappajohn	Director	January 25, 2010
John Pappajohn

/s/ Tommy Thompson	Director	January 25, 2010
Tommy Thompson