Form 10-Q
period 2009-12-31
CNS RESPONSE, INC.
filed 2010-02-16
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 0-26285

CNS RESPONSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0419387
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

85 Enterprise, Suite 410
Aliso Viejo, CA 92656
(Address of principal executive offices)

(714) 545-3288
(Registrant’s telephone number, including area code)

2755 Bristol Street, Suite 285
Costa Mesa, CA 92626
(Former name, former address, former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                        Yes ☐     No ☒

As of February 12, 2009, the issuer had 53,567,795 shares of common stock, par value $.001 per share, issued and outstanding.

CNS RESPONSE, INC.

INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended December 31,
	2009	2008
REVENUES
Laboratory Information Services	$22,400	$28,400
Clinical Services	121,100	143,200

	143,500	171,600

OPERATING EXPENSES
Cost of laboratory services revenues	29,600	33,500
Research and development	233,200	682,400
Sales and marketing	200,400	263,200
General and administrative	1,537,100	625,500

Total operating expenses	2,000,300	1,604,600

OPERATING LOSS	(1,856,800)	(1,433,000)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(1,600)	1,100

Total other income	(1,600)	1,100

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,858,400)	(1,431,900)
Income taxes	800	-

NET LOSS	$(1,859,200)	$(1,431,900)

NET LOSS PER SHARE:
Basic	$(0.04)	$(0.06)
Diluted	$(0.04)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,584,297	25,299,547
Diluted	42,584,297	25,299,547

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As at December 31, 2009 (Unaudited)	As at September 30, 2009
ASSETS
CURRENT ASSETS:
Cash	$1,925,000	$988,100
Accounts receivable (net of allowance for doubtful accounts of $12,100 and $11,700 as of December 31 and September 30, 2009 respectively)	57,400	61,700
Prepaids and other (including $7,200 and $0 from related parties as of December 31 and September 30, 2009, respectively)	46,300	89,500
Total current assets	2,028,700	1,139,300
Furniture and fixtures	15,100	17,600
Other assets	20,700	4,000
TOTAL ASSETS	$2,064,500	$1,160,900

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable (including $60,000 and $7,000 to related parties as of December 31 and September 30, 2009, respectively)	$1,087,800	$1,285,600
Accrued liabilities	259,400	261,400
Deferred compensation (including $89,600 and $81,200 to related parties as of December 31 and September 30, 2009, respectively)	226,900	220,100
Accrued patient costs	198,300	305,500
Accrued consulting fees (including $0 and $18,000 to related parties as of December 31 and September 30, 2009, respectively)	52,100	72,100
Current portion of long-term debt	97,900	95,900
Total current liabilities	1,922,400	2,240,600

LONG-TERM LIABILITIES
Note payable to officer	-	24,800
Capital lease	5,000	5,600
Total long-term liabilities	5,000	30,400
TOTAL LIABILITIES	1,927,400	2,271,000
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; authorized 750,000,000 shares; 53,207,795 and 41,781,129 shares outstanding as of December 31 and September 30, 2009, respectively	53,200	41,800
Additional paid-in capital	27,139,000	24,044,000
Accumulated deficit	(27,055,100)	(25,195,900)
Total stockholders' equity	137,100	(1,110,100)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,064,500	$1,160,900

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,859,200)	$(1,431,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	2,400	2,300
Stock-based compensation	183,800	227,500
Doubtful Debt write-off	5,800	-
Changes in operating assets and liabilities:
Accounts receivable	(1,500)	8,900
Prepaids and other current assets	43,200	63,900
Accounts payable	(197,800)	(50,600)
Accrued liabilities	(2,000)	22,400
Deferred compensation	6,800	(25,100)
Accrued consulting fees	(20,000)	(2,600)
Accrued patient costs	(107,200)	231,300
Security deposit on new lease	(16,600)	-
Net cash used in operating activities	(1,962,300)	(953,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note	(22,900)	(21,000)
Repayment of lease	(500)	(500)
Proceeds from sale of common stock, net of offering costs	2,922,600	-
Net cash provided by (used in) financing activities	2,899,200	(21,500)

Net increase (decrease) in cash	936,900	(975,400)
Cash, beginning of period	988,100	1,997,000
Cash, end of period	$1,925,000	$1,021,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,600	$-
Income taxes	$800	$800

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended December 31, 2009	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2009 (Audited)	41,781,129	$41,800	$24,044,000	$(25,195,900)	$	(1,110,100)
Stock-based compensation	-	-	183,800	-		183,800
Issuance of stock in connection with the Maxim PIPE net of offering cost of $505,300	11,426,666	11,400	2,911,200	-		2,922,600
Warrants issued in association with the Maxim PIPE	-	-	7,383,400	-		7,383,400
Offering cost pertaining to the Maxim PIPE	-	-	(7,383,400)	-		(7,383,400)
Net loss for the three months ended December 31, 2009	-	-	-	(1,859,200)		(1,859,200)
Balance at December 31, 2009	53,207,795	$53,200	$27,139,000	$(27,055,100)		$137,100

For the three months ended December 31, 2008	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2008 (Audited)	25,299,247	$25,300	$17,701,300	$(16,673,700)	$1,052,900
Stock-based compensation	-	-	227,500	-	227,500
Net loss for the three months ended December 31, 2008	-	-	-	(1,431,900)	(1,431,900)
Balance at December 31, 2008	25,299,247	$25,300	$17,928,800	$(18,105,600)	$(151,500)

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

In addition, as a result of its acquisition of Neuro-Therapy Clinic, Inc. (“NTC”) on January 11, 2008, the Company provides behavioral health care services.  NTC is a center for highly-advanced testing and treatment of neuropsychiatric problems, including learning, attentional and behavioral challenges, mild head injuries, as well as depression, anxiety, bipolar and all other common psychiatric disorders. Through this acquisition, the Company expects to advance neurophysiology data collection, beta-test planned technological advances in rEEG, advance physician training in rEEG and investigate practice development strategies associated with rEEG.

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

To date, the Company has financed its cash requirements primarily from debt and equity financings.  It will be necessary for the Company to raise additional funds.  The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Quarterly Report.  The Company is currently exploring additional sources of capital but there can be no assurances that any financing arrangement will be available in amounts and terms acceptable to the Company.

Basis of Presentation

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries CNS California and NTC.  Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of December 31, 2009 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The September 30, 2009 balance sheet was derived from our audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with our consolidated financial statements and notes for the year ended September 30, 2009 which are included in our current report on Form 10-K, filed with the Securities and Exchange Commission on December 30, 2009.

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

The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2010.

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

As of December 31, 2009 the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

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

As a result of the Company’s implementation of the Codification during the year ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current interim financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 that requires new disclosures and provides clarification of existing disclosures. ASU 2010-06 also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets (Subtopic 715-20). ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is evaluating the impact of the adoption of ASU 2010-06 on its consolidated financial statements.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

2.	CONVERTIBLE DEBT AND EQUITY FINANCING

Between March 30 and June 12, 2009 the Company entered into three rounds of bridge financings in the form of secured convertible promissory notes.  These three rounds are referred to as:

(a)	the March 30, 2009 SAIL/Brandt Notes
(b)	the May 14, 2009 SAIL Note
(c)	the June 12, 2009 Pappajohn Note

All these notes were converted to equity as a result of a private placement transaction that closed on August 26, 2009 which is fully described in the section below.

The Private Placement Transactions

Completion of First Closing of Private Placement Transaction

 On August 26, 2009, the Company received gross proceeds of approximately $2,043,000 in a private placement transaction (the “Private Placement”) with six investors.  Pursuant to Subscription Agreements entered into with the investors, the Company sold approximately 38 Investment Units at $54,000 per Investment Unit.  Each “Investment Unit” consists of 180,000 shares of the Company’s common stock and a five year non-callable warrant to purchase 90,000 shares of the Company’s common stock at an exercise price of $0.30 per share.  After commissions and expenses, the Company received net proceeds of approximately $1,792,300 in the Private Placement.  These funds were used to repay outstanding liabilities, fund the Company’s recent clinical trial and for general working capital purposes.

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

Secondary placement agents who provided services in connection with the first closing of the private placement received cash fees of $29,200 and five year non-callable warrants to purchase 97,200 shares of the Company’s common stock at an exercise price of $ 0.33 per share, first exercisable no earlier than February 26, 2010.  These warrants were issued during the three months ended December 31, 2009.

 Pursuant to a Registration Rights agreement entered into with each investor, the Company agreed to file a registration statement covering the resale of the common stock and the common stock underlying the warrants sold in the Private Placement, as well as the common stock underlying the warrants issued to Maxim Group by the later of October 26, 2009 or the 20th calendar day after the termination of the offering.  The Registration Rights agreement was subsequently amended to permit the filing of the registration statement no later that 10 business days following the Company’s filing of its Annual Report on Form 10-K for its September 30, 2009 year end, or the 20th calendar day after termination of the private offering.  The Registration Statement was filed with the Securities and Exchange Commission on February 1, 2010.

In addition, the Company agreed to use its best efforts to have the registration statement declared effective no later than 180 days following the final closing of the offering and maintain such effectiveness until the earlier of the second anniversary of the date of such effectiveness or the date that all of the securities covered by the registration statement may be sold without restriction.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

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

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

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

Upon the abovementioned conversions, the Company evaluated the terms and calculated the fair value of the common stock (by using the closing market price on the respective original issuance dates of the convertible notes) and warrants (through the use of the Black-Scholes Model) issued upon the conversions and determined that the notes were converted with a beneficial conversion feature amounting to $642,000. As a result, for the year ended September 30, 2009, the Company recorded $642,000 as interest expense.

Completion of Second and Third Closings of Private Placement Transaction

On December 24 and 31, 2009, the Company completed a second and third closing of its private placement (the first closing having occurred on August 26, 2009 and the fourth and final closing on January 4, 2010), resulting in additional gross proceeds to the Company of $2,996,000 and $432,000 respectively from accredited investors.

Pursuant to Subscription Agreements entered into with the investors, the Company sold approximately 63 Investment Units in the two closings at $54,000 per Investment Unit. Each “Investment Unit” consists of 180,000 shares of the Company’s common stock and a five year non-callable warrant to purchase 90,000 shares of the Company’s common stock at an exercise price of $0.30 per share.

After commissions and expenses, the Company received net proceeds of approximately $2,650,400 at the second closing and $380,200 at the third closing.  The Company intends to use the proceeds from the second and third closings of its private placement for general corporate purposes, including clinical trial expenses, research and development expenses, and general and administrative expenses, including the payment of accrued legal expenses incurred in connection with the Company’s litigation with Leonard Brandt.

A FINRA member firm, the Maxim Group acted as lead placement agent in connection with the second and third closings of the private placement.  For its services in connection with the second closing, the Maxim Group received (i) a cash fee of $195,200, (ii) a cash expense allowance of $59,920, and (iii) a five year non-callable warrant to purchase 672,267 shares of the Company’s common stock at an exercise price of $ 0.33 per share, first exercisable no earlier than June 24, 2010.  For the third closing the Maxim Group received (i) a cash fee of $4,300, (ii) a cash expense allowance of $8,600, and (iii) a five year non-callable warrant to purchase 14,400 shares of the Company’s common stock at an exercise price of $ 0.33 per share, first exercisable no earlier than June 30, 2010.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Secondary placement agents who provided services in connection with the second closing of the private placement received cash fees of $75,200 and five year non-callable warrants to purchase 250,800 shares of the Company’s common stock at an exercise price of $ 0.33 per share, first exercisable no earlier than June 24, 2010.  In connection with the third closing of the private placement, secondary placement agents who provided services to the Company received cash fees of $38,900 and five year non-callable warrants to purchase 129,600 shares of the Company’s common stock at an exercise price of $ 0.33 per share, first exercisable no earlier than June 30, 2010.

In connection with the second and third closing of the Company’s private placement, each investor who participated in the financing became party to the abovementioned Registration Rights agreement, which was filed with the Securities and Exchange Commission on February 1, 2010, and received the same rights and benefits as the investors in the first closing of the Company’s Private Placement on August 26, 2009.

3.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of December 31, 2009 the Company is authorized to issue 750,000,000 shares of common stock.

As of December 31, 2009, CNS California is authorized to issue 100,000,000 shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of December 31, 2009, Colorado CNS Response, Inc. is authorized to issue 1,000,000 shares of common stock.

As of December 31, 2009, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue ten thousand (10,000) shares of common stock, no par value per share.

Stock-Option Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the board of directors. A total of 10 million shares of stock are reserved for issuance under the 2006 Plan.  As of December 31, 2009, 2,124,740 options were exercised and there were 6,470,973 options and 183,937 restricted shares outstanding under the 2006 Plan and 1,220,350 shares available for issuance of awards.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

The 2006 Plan provides that in any calendar year, no eligible employee or director shall be granted an award to purchase more than 3 million shares of stock. The option price for each share of stock subject to an option shall be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO; provided, however, if the option is an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO shall be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term is five years from the date of grant. ISOs may be granted only to eligible employees. The Company has adopted ASC 718-20 (formerly, SFAS No. 123R-revised 2004, “Share-Based Payment”), and related interpretations. Under ASC 718-20, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The Company estimates the fair value of each option on the grant date using the Black-Scholes model.  No options were granted during the three months ended December 31, 2009.

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award.  Stock-based compensation expense included in the accompanying statements of operations for the three months ended December 31, 2009 and 2008 is as follows:

	For the three months ended December 31,
	2009	2008
Operations	$4,000	$4,000

Research and development	65,000	65,200

Sales and marketing	29,600	41,800

General and administrative	85,200	116,500

Total	$183,800	$227,500

Total unrecognized compensation as of December 31, 2009 amounted to $765,100

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2009	6,662,014	$0.76
Granted	-	-
Exercised	-	-
Forfeited	(191,041)	$1.14
Outstanding at December 31, 2009	6,470,973	$0.74

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

           Following is a summary of the status of options outstanding at December 31, 2009:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.12	859,270	10 years	$0.12
$0.132	987,805	7 years	$0.132
$0.30	135,700	10 years	$0.30
$0.59	28,588	10 years	$0.59
$0.80	140,000	10 years	$0.80
$0.89	968,875	10 years	$0.89
$0.96	496,746	10 years	$0.96
$1.09	2,513,549	10 years	$1.09
$1.20	243,253	5 years	$1.20
$0.51	41,187	10 years	$0.51
$0.40	56,000	10 years	$0.40
Total	6,470,973		$0.74

Warrants to Purchase Common Stock

At September 30, 2008, there were warrants outstanding to purchase 6,899,353 shares of the Company’s common stock at exercise prices ranging from $0.01 to $1.812 with a weighted average exercise price of $1.04.  The warrants expire at various times through 2017.

During the year ended September 30, 2009, 1,498,986 warrants with an exercise price of $0.01 were exercised.

During the year ended September 30, 2009, the following additional 10,137,118 warrants were granted as follows:

Warrants to Purchase	Exercise Price	Issued in Connection With:

100,000 shares	$0.25	A $200,000 bridge note with SAIL on May 14, 2009 as described in Note 2

3,333,333 shares	$0.30	A $1,000,000 bridge note with Pappajohn on June 12, 2009 as described in Note 2

3,404,991 shares	$0.30	Associated with the August 26, 2009 private placement transaction of 6,810,002 shares at $0.30 with 50% warrant coverage as described in Note 2

3,023,927 shares	$0.30	Associated with the automatic conversion of $1,700,000 of convertible promissory notes and $20,900 accrued interest upon completion an equity financing in excess of $1,500,000 as described in Note 2

274,867 shares	$0.33	The placement agent for private placement as described in Note 2

At September 30, 2009, there were warrants outstanding to purchase 15,537,485 shares.  During the three months ended December 31, 2009, a further 6,877,601 warrants were granted as follows:

5,713,334 shares	$0.30	Associated with the second and third closing of the private placement transaction of 11,426,667 shares at $0.30 with 50% warrant coverage as described in Note 2

1,164,267 shares	$0.33	Associated with warrants for the lead and secondary placement agents for private placement as described in Note 2

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

At December 31, 2009, there were warrants outstanding to purchase 22,415,086 shares of the Company’s common stock at exercise prices ranging from $0.01 to $1.812 with a weighted average exercise price of $0.55.  The warrants expire at various times through 2017.

4.  RELATED PARTY TRANACTIONS

As at December 31, 2009 accounts payable included the following: $24,000 of accrued fees due to a director in accordance with a consulting agreement; and $36,000 due to a family member of the Company’s Chief Executive Officer, who provided data discovery consulting services in support of the Company’s litigation with Mr. Brandt.

5.  LONG-TERM DEBT

During the year ended September 30, 2008 the Company issued a note payable to an officer in connection with the acquisition of NTC.  The note is non-interest bearing and the Company determined its fair value by imputing interest at an annual rate of 8%.  As of December 31, 2009 and September 30, 2009 the note has an outstanding principal balance in the amount of $95,800 and $118,600 respectively.  The entire balance is current as of December 31, 2009.

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

The following tables show operating results for the Company’s reportable segments, along with reconciliation from segment gross profit to (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:

	Three Months ended December 31, 2009
	Laboratory Information Services	Clinic	Eliminations	Total
Revenues	$26,400	$154,400	$(37,300)	$143,500

Operating expenses:
Cost of revenues	29,600	4,000	(4,000)	29,600
Research and development	233,200	-	-	233,200
Sales and marketing	198,400	2,000		200,400
General and administrative	1,422,000	148,400	(33,300)	1,537,100
Total operating expenses	$1,883,200	$154,400	$(37,300)	$2,000,300

Loss from operations	$(1,856,800)	$-	$-	$(1,856,800)

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

	Three Months ended December 31, 2008
	Laboratory Information Services	Clinic	Eliminations	Total
Revenues	$32,200	$149,600	$(10,200)	$171,600

Operating expenses:
Cost of revenues	33,500	3,800	(3,800)	33,500
Research and development	682,400	-	-	682,400
Sales and marketing	260,600	2,600	-	263,200
General and administrative	481,300	150,600	(6,400)	625,500
Total operating expenses	$1,457,800	$157,000	$(10,200)	$1,604,600

Loss from operations	$(1,425,600)	$(7,400)	$-	$(1,433,000)

The following table includes selected segment financial information as of December 31, 2009, related to goodwill and total assets:

	Laboratory Information Services	Clinic	Total

Goodwill	$-	$-	$-

Total assets	$2,019,900	$44,600	$2,064,500

7.	EARNINGS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three months ended December 31, 2009 and 2008, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months ended December 31, 2009 and 2008 is as follows:

	2009	2008
Net loss for computation of basic net loss per share	$(1,859,200)	$(1,431,900)
Net loss for computation of dilutive net loss per share	$(1,859,200)	$(1,431,900)

Basic net loss per share	$(0.04)	$(0.06)

Diluted net loss per share	$(0.04)	$(0.06)

Basic weighted average shares outstanding	42,584,297	25,299,547
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	42,584,297	25,299,547

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	-	4,995,000
Warrants	16,089,296	6,899,353
Options	6,630,174	8,941,598

8.	COMMITMENTS AND CONTINGENT LIABILITIES

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

Since June of 2009, we have been involved in litigation against Leonard J. Brandt, a stockholder, former director and our former Chief Executive Officer (“Brandt”) in the Delaware Chancery Court and the United States District Court for the Central District of California.  At the conclusion of a two-day trial that commenced December 1, the Chancery Court entered judgment for the Company and dismissed with prejudice Brandt's action brought pursuant to Section 225 of the Delaware General Corporation Law, which sought to oust the incumbent directors other than Brandt.  The Chancery Court thereby found that the purported special meeting of stockholders convened by Brandt on September 4, 2009 was not valid and that the directors purportedly elected at that meeting are not entitled to be seated.  On January 4, 2010, Brandt filed an appeal with the Supreme Court of the State of Delaware in relation to the case, which the Company believes is without merit and intends to vigorously defend.

The Chancery Court also denied an injunction sought by Mr. Brandt to prevent the voting of shares issued by the Company in connection with our bridge financing in June 2009 and securities offering in August 2009, and dismissed Brandt's claims regarding those financings and stock issuances.  On January 4, 2010, Brandt also filed an appeal in relation to this ruling with the Delaware Supreme Court which the Company believes is without merit and intends to vigorously defend.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

The Chancery Court also dismissed with prejudice another action brought by Mr. Brandt, in which he claimed he had not been provided with information owed to him.

An action before the United States District Court for the Central District of California remains outstanding.  The Company is evaluating its options in connection with this lawsuit.

Lease Commitments

The Company leased its headquarters and Laboratory Information Services space under an operating lease which terminated on November 30, 2009. The Company continued to lease the space on a month-to-month basis through January 22, 2010 at which time the Company moved to its new premises.

On December 30, 2009 the Company entered a three year lease, commencing February 1, 2010 and terminating on January 30, 2013 for its new Headquarters and Laboratory Information Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  The 2,023 square foot facility has an average cost for the lease term of $3,600 per month.

The Company leases space for its Clinical Services operations under an operating lease. The base rental as of December 31, 2009 is $6,000 per month.  This lease terminates on February 28, 2010.

The Company also sub-leases space for its Clinical Services operations on a month-to-month basis for $1,000 per month.

The Company leases a copier for $200 per month which it accounts for as a capital lease with an interest rate of 9% per year. The lease terminates in February 2013 at which time the copier can be purchased at fair value.

The Company incurred rent expense of $37,600 and $32,800 for the three months ended December 31, 2009 and 2008, respectively.

9.	SUBSEQUENT EVENTS

Completion of fourth and final Closing of Private Placement Transaction

On January 4, 2010, the Company completed its fourth and final closing of its private placement (the first closing having occurred on August 26, 2009), resulting in additional gross proceeds to the Company of $108,000 from accredited investors.

Pursuant to Subscription Agreements entered into with the investors, the Company sold 2 Investment Units at $54,000 per Investment Unit. Each “Investment Unit” consists of 180,000 shares of the Company’s common stock and a five year non-callable warrant to purchase 90,000 shares of the Company’s common stock at an exercise price of $0.30 per share.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

After commissions and expenses, the Company received net proceeds of approximately $95,000 at the fourth closing.  The Company intends to use the proceeds from this closing of its private placement for general corporate purposes, including clinical trial expenses, research and development expenses, and general and administrative expenses, including the payment of accrued legal expenses incurred in connection with the Company’s litigation with Leonard Brandt.

A FINRA member firm, the Maxim Group acted as lead placement agent in connection with the fourth closing of the private placement.  For its services in connection with the fourth closing, the Maxim Group received (i) a cash fee of $1,100, (ii) a cash expense allowance of $2,100, and (iii) a five year non-callable warrant to purchase 3,600 shares of the Company’s common stock at an exercise price of $ 0.33 per share, first exercisable no earlier than July 4, 2010.

In connection with the fourth closing of the Company’s private placement, each investor who participated in the financing became party to the Registration Rights agreement described above under Note 2 and will receive the same rights and benefits as the investors in the first three closings of the Company’s Private Placement which commenced on August 26, 2009.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2009 and presumes that readers have access to, and will have read, the “Management's Discussion and Analysis or Plan of Operation” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the three months ended December 31, 2009 and 2008. Except for historical information, the matters discussed in this management's discussion and analysis or plan of operation are “forward-looking statements” that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, the factors referred to below under the caption “Cautionary Statements and Risk Factors.”

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

Laboratory Information Services

In connection with our Laboratory Information Services business, we have developed an extensive proprietary database (the “CNS Database”) consisting of over 17,000 clinical outcomes across more than 2,000 patients who had psychiatric or addictive problems. For each patient, we have compiled electroencephalographic (“EEG”) data, symptoms and outcomes, often across multiple treatments from multiple psychiatrists and physicians. Using this database, our technology compares a patient’s EEG to the outcomes in the database and ranks treatment options based on treatment success of patients having similar neurophysiology.

Trademarked as Referenced-EEG ® (“rEEG ® ”), this patented technology allows us to create and provide simple reports (“rEEG Reports”) that specifically guide physicians to treatment strategies based on the patient’s own physiology. The vast majority of these patients were considered long-term “treatment-resistant”, the most challenging, high-risk and expensive category to treat.

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

Clinical Services

In January 2008, we acquired our largest customer, the Neuro-Therapy Clinic, Inc.  Upon the completion of the transaction, NTC became a wholly-owned subsidiary of ours. NTC operates one of the largest psychiatric medication management practices in the state of Colorado, with six full time and four part time employees including psychiatrists and clinical nurse specialists with prescribing privileges.  Daniel A. Hoffman, M.D. is the medical director at NTC, and, after the acquisition, became our Chief Medical Officer and more recently, our President.

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

Business operations

Since our inception, we have generated significant net losses. As of December 31, 2009, we had an accumulated deficit of $27.0 million. We incurred operating losses of $1.9 million and $1.4 million for the three months ended December 31, 2009 and 2008, respectively.  We expect our net losses to continue for at least the next couple of years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, scale up of our commercial organization, and other general corporate purposes, including the payment of legal fees associated with our litigation.  Research and development projects include the completion of more clinical trials which are necessary to further validate the efficacy of our products and services relating to our rEEG technology across different type of behavioral disorders, the enhancement of the CNS Database and, to a lesser extent, the identification of new medications that are often combinations of approved drugs.

The 2009 Private Placement Transaction

On August 26, 2009, we received gross proceeds of approximately $2,043,000 in the first closing of our private placement transaction with six investors.  Pursuant to Subscription Agreements entered into with the investors, we sold approximately 38 Investment Units at $54,000 per Investment Unit.  Each “Investment Unit” consists of 180,000 shares of our common stock and a five year non-callable warrant to purchase 90,000 shares of our common stock at an exercise price of $0.30 per share.  After commissions and expenses, we received net proceeds of approximately $1,792,300 upon the first closing of our private placement.  In connection with the first closing, and as more fully described in Note 2 to the unaudited condensed consolidated financial statements, certain promissory notes then outstanding were converted into shares of common stock and we issued warrants to the investors in connection with these note conversions.

On December 24, 2009, we had a second closing of our private placement in which we received additional gross proceeds of approximately $2,996,000 from 24 investors.  At the second closing, we sold approximately 55 Investment Units on the same terms and conditions as the Investment Units sold at the first closing.  After commissions and expenses, we received net proceeds of approximately $2,650,400 in connection with this second closing of our private placement.

On December 31, 2009, we had a third closing of our private placement in which we received additional gross proceeds of approximately $432,000 from 5 investors.  At the third closing, we sold 8 Investment Units on the same terms and conditions as the Investment Units sold at the first closing. After commissions and expenses, we received net proceeds of approximately $380,200 in connection with this third closing of our private placement.

Prior to our private placement, we raised aggregate proceeds of $1,700,000 in fiscal year 2009 through the issuance of secured convertible promissory notes on each of March 30, May 14, and June 12, 2009.  Upon the first closing of our private placement on August 26, 2009, these notes were converted into shares of our common stock, as more fully described in Note 2 of the unaudited condensed consolidated financial statements.

Matters Involving our Former Chief Executive Officer and Former Director, Leonard Brandt

On April 10, 2009, our Board of Directors voted to remove Len Brandt as the CEO of the Company and appointed George Carpenter as our CEO. On the same date, Mr. Brandt resigned as Chairman of the Board, but retained his seat on the Board of Directors.  On June 19, 2009, Mr. Brandt informed us of his intention to call a special meeting of Company stockholders in lieu of an annual meeting, for the purpose of unseating the other members of the Board and replacing them with his nominees.  Subsequently, Mr. Brandt made multiple mailings to stockholders purporting to give notice of a meeting, scheduled multiple dates for the meeting, and attempted to call and adjourn meetings on at least six occasions.  Mr. Brandt failed to convene a quorum or take any action at any of these meetings.

Mr. Brandt finally attempted to call a special meeting of stockholders to be held on September 4, 2009, and purportedly held a meeting on that date, at which he claimed to have elected his own slate of directors.  Subsequent to this purported meeting, Mr. Brandt filed an action under Section 225 of the Delaware General Corporation Law (“DGCL”) seeking to validate the results of that purported meeting.  Mr. Brandt also filed several other actions in the Delaware Chancery Court.  He filed claims for breach of fiduciary duty in connection with the approval by our Board of the May 14, 2009 and June 18, 2009 bridge loans and the first closing of the private placement on August 26, 2009, and made a motion to preliminarily enjoin the voting of certain shares of our common stock and to prevent action by written consent by such stockholders.  Mr. Brandt also sought a permanent injunction against the voting of these shares and to rescind their issuance.  While these actions were pending, we were operating under what is commonly referred to as a “status quo” order, which maintained the Board of Directors in place immediately prior to the purported September 4 meeting (Messrs. Carpenter, Jones, Pappajohn, Thompson and Brandt, and Drs. Harbin and Vaccaro).  The status quo order also placed certain restrictions on certain corporate actions during the pendency of the Section 225 action described above.

On December 2, 2009, following a two day trial, the Delaware Court of Chancery entered judgment for the Company and its incumbent directors in the Section 225 action and dismissed the action with prejudice.  The entry of Judgment for the Company in the Section 225 action and dismissal of that action terminated the “status quo” order, including its restrictions on the Company’s ability to engage in certain corporate actions.  The Chancery Court also denied Brandt’s motion for an injunction that sought to prevent the voting of shares issued by us in connection with the our bridge financings in May and June of 2009 and the securities offering in August 2009, dismissed Mr. Brandt's counterclaims alleging breaches of duties in connection with those transactions, and dismissed with prejudice another action brought by Mr. Brandt that claimed he had not been provided with information owed to him.  Finally, the Court dismissed the claims by us against Mr. Brandt, without prejudice.  On January 4, 2010, Brandt filed appeals with the Supreme Court of the State of Delaware in relation to certain of the above matters, including the Section 225 action, which the Company believes are without merit and intends to vigorously defend.

On September 29, 2009, we held our annual meeting of Stockholders at which each of George Carpenter, Henry Harbin, M.D., David Jones, John Pappajohn, Jerome Vaccaro, M.D. and Tommy Thompson were elected.

We filed an action in the United States District Court for the Central District of California against Mr. Brandt and certain others in July 2009.  Our complaint alleges a variety of violations of federal securities laws, including anti-fraud based claims under Rule 14a-9, solicitation of proxies in violation of the filing and disclosure dissemination requirements of Regulation 14A, and material misstatements and omissions in and failures to promptly file amendments to Schedule 13D.  Mr. Brandt and the other defendants have filed counterclaims against us, alleging violations of federal securities laws relating to alleged actions and statements taken or made by us or our officers and directors in connection with Mr. Brandt’s proxy and consent solicitations.  Given our victory in the Delaware Court of Chancery (which is now being appealed by Brandt), we have not determined whether or how we will pursue this action.  Mr. Brandt may choose to proceed with his counterclaim.

We have expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  Although the ruling by the Delaware Chancery Court appeared to be demonstrative, we will be required to expend additional resources as a result of the appeals to the Delaware Supreme Court filed by Brandt.  We also do not know whether Mr. Brandt will institute new claims against us and the defense of any such claims could involve the expenditure of additional resources by the Company.

Publicly Announced Results of Clinical Trial

On November 2, 2009, we reported the results of a landmark study presented by Charles DeBattista, D.M.H, M.D., at the U.S. Psychiatric and Mental Health Congress.  The poster presentation, titled Referenced-EEG® (rEEG) Efficacy Compared to STAR*D For Patients With Depression Treatment Failure:  First Look At Final Results, highlighted a dramatic improvement in outcomes for patients with treatment resistant depression.  In this study, our rEEG technology proved effective at predicting medication response for treatment-resistant patients approximately 65 percent of the time.

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

The following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our unaudited condensed consolidated financial statements.

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

Results of Operations for the three months Ended December 31, 2009 and 2008

As earlier described, we operate in two business segments: Laboratory Information Services and Clinical Services.  Our Laboratory Information Services business focuses on the delivery of reports ("rEEG Reports") that assist physicians with treatment strategies for patients with behavioral (psychiatric and/or addictive) disorders based on the patient's own physiology. Our Clinical Services business, operated through NTC, provides full psychiatric services.

The following table presents unaudited consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

Revenues	100%	100%
Cost of revenues	21	20
Gross profit	79	80
Research and development	163	398
Sales and marketing	140	153
General and administrative expenses	1,071	365
Operating loss	(1,294)	(835)
Other income (expense), net	(2)	(1)
Net income (loss)	(1,296)%	(834)%

Revenues

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Percent Change

Laboratory Service Revenues	$22,400	$28,400	(21)%
Clinical Service Revenues	121,100	143,200	(15)%
Total Revenues	$143,500	$171,600	(16)%

With respect to our Laboratory Information Services business, the number of non-clinical study related rEEG Reports delivered for the period decreased from 74 in 2008 to 58 in 2009 (clinical study and training related rEEG reports are provided free of charge).  We anticipate that Laboratory Services Revenues will increase with the publication of our Clinical Trial results in a peer reviewed journal later this year and with our planned increase in sales and marketing activities.

Our Clinical Services revenue is as a result of patient billings for psychiatric services rendered.  Revenues fell by $22,100 in the three months ended December 31, 2009 versus the same period in 2008 due to fewer new patients being treated.  Currently, we do not plan to significantly expand our Clinical Services business, and therefore we do not anticipate a significant increase in revenues generated by this business segment.

Cost of Revenues

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Percent Change

Cost of Laboratory Information Services revenues	$29,700	$33,500	(11)%

Cost of Laboratory Information Services revenues consists of payroll, consulting, and other miscellaneous costs.  Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report.  For the three months ended December 31, 2009, cost of revenues of $29,700 consist primarily of direct labor and benefit costs of $24,700, which includes stock-based compensation, and consulting fees of $5,000.  For the same period ended December 31, 2008, cost of revenues of $33,500 consisted primarily of direct labor and benefit costs of $26,400, including stock-based compensation, and consulting fees of $6,800.  We expect costs of revenues will increase as an absolute number as more rEEG Reports are processed.  However, we expect cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency.

Research and Development

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Percent Change

Laboratory Information Services research and development	$233,100	$682,400	66%

Research and development expenses consist of clinical study patient expenses, payroll and benefit costs (including stock-based compensation), costs associated with our patent portfolio, consulting fees, marketing and recruitment costs, database enhancements and maintenance costs, travel and conference and other miscellaneous costs.  Research and development costs for the three months ended December 31, 2009, totaled $233,100 and were largely comprised of the following: payroll and benefit costs of $189,500, patent costs of $10,600, consulting costs of $18,400, database costs of $1,000, insurance costs of $9,400 and travel and conference costs of $1,300.  For the three months ended December 31, 2008 research and development costs totaled $682,400 and were largely comprised of the following: clinical study patient costs of $359,300, payroll and benefit costs of $199,600, patent costs of $56,700, consulting costs of $8,600, marketing and recruiting costs $34,000, database costs of $6,300, insurance costs of $9,000 and travel and conference costs of $5,700.

Clinical study patient costs decreased by $359,000 in the 2009 quarter as our clinical trial had met its recruitment goals and the enrollees had been processed before the start of the 2009 quarter, whereas the study was in process during the 2008 quarter.  Similarly, marketing and recruitment costs, database costs and travel and conference costs decreased by $34,000, $5,300 and $4,500 respectively in the 2009 quarter as compared with the 2008 quarter.  However, consultant costs for the 2009 quarter increased by $9,800 from the prior year as the clinical trial results were being analyzed by specialist consultants.  Patent costs decreased by $46,100 in the 2009 quarter as the company did not incur costs associated with the filing of new patent applications during the period.  Payroll and benefit and miscellaneous costs remained consistent for the 2009 and 2008 quarters.

We expect that Research and Development expenses will increase as we conduct additional clinical studies to validate the efficacy of our rEEG technology.  We also plan to increase Research and Development expenditures to expand the pharmacological range of our CNS Database and improve its functionality.   We are applying for grants which, if obtained, will fund and help us accelerate our research and development efforts.

Sales and marketing

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Percent Change
Sales and Marketing
Laboratory Information Services	$198,400	$260,600	(24)%
Clinical Services	2,000	2,600	(23)%
Total Sales and Marketing	$200,400	$263,200	(24)%

Sales and marketing expenses associated with our Laboratory Information Services business consist primarily of payroll and benefit costs, consulting fees, marketing costs, computer services, travel and conference costs.  Sales and marketing expenses for the three months ended December 31, 2009 were comprised of the following: payroll and benefit costs of $135,600, consulting fees of $22,600, marketing costs of $33,200, computer services costs of $3,000, and travel and conference costs of $2,700.  For the three months ended December 31, 2008 the company incurred: payroll and benefit costs of $172,700, consulting fees of $19,100, marketing costs of $21,000, computer services costs of $24,600, and travel and conference costs of $17,800.

In the 2009 quarter, payroll and benefits decreased by $37,100 from the comparable prior year period as a result of a reduction in personnel.  Computer services and software costs and travel and conference costs also decreased by $21,600 and $15,200 respectively due to cost cutting measures.  Marketing and recruitment costs increased by $12,200 in an effort to increase patient volume using direct-to-consumer advertizing in key markets

In fiscal 2010, we plan to introduce our rEEG technology to additional psychiatric providers and medical insurance payers, which will increase our sales and marketing costs.

Clinical Services sales and marketing expenses consist of advertising in various media so as to attract patients to our clinic in Denver.  We do not anticipate materially increasing sales and marketing expenses relating to our Clinical Services business in fiscal 2010.

General and administrative

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Percent Change
General and administrative
Laboratory Information Services	$1,388,700	$474,900	192%
Clinical Services	$148,400	$150,600	(1)%
Total General and administrative	$1,537,100	$625,500	146%

General and administrative expenses for our Laboratory Information Services business are primarily related to salaries and benefits (including stock-based compensation), legal and other professional fees, consulting service costs, general administration and occupancy costs, dues and fees, marketing and investor relations costs, and travel and conference costs.  For the three months ended December 31, 2009 these expenses were as follows: Salaries and benefits $140,600, legal fees $877,600, other professional fees $61,900, consulting costs $114,700, general administration and occupancy costs $62,800, dues and fees $11,500, marketing and investor relations $68,600, and travel and conference costs $48,800.  For the three months ended December 31, 2008 these expenses were: Salaries and benefits $238,800, legal fees $72,400, other professional fees $32,200, consulting costs $50,000, general administration and occupancy costs $42,500, dues and fees $15,400, marketing and investor relations costs $14,400, and travel and conference costs of $15,100.

Changes in general and administrative expenditures for the 2009 quarter were as follows:  Salaries and benefit costs decreased by $98,200 as a result of staff reductions, including the termination of our former CEO, Leonard Brandt, in April 2009.  Partly offsetting the reduction in salaries and benefits was an increase in consulting fees of $64,700 as a result of the hiring of consultants to perform functions previously undertaken by salaried personnel.  Legal fees increased by $805,200 in the 2009 quarter primarily due to costs associated with defending against lawsuits brought by our former CEO, Leonard Brandt.  Other professional fees increased by $29,700 partly due to audit fees being incurred in this quarter whereas they were incurred in the following quarter in the prior year.  Marketing and investor relations costs increased by $54,200 due to increased communications with our investors during the quarter and as a result of the development of a publicity plan for the announcement of our clinical trial results.  General administrative and occupancy costs increased by $20,300 compared to the prior year period, partially as a result of increased insurance costs.  Travel and conference costs increased by $33,700 during the quarter ended December 31, 2009 compared to the prior year largely as a result of travel associated with our litigation with Mr. Brandt and our efforts to complete our private placement transaction.

General and administrative costs for our Clinical Services business for the three months ended December 31, 2009 were $148,400 which was consistent with costs incurred for the same period in the prior year.  These costs include all expenses associated with running NTC, including all payroll costs, medical supply costs, occupancy costs and other general and administrative costs.

Interest income (expense)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Percent Change

Laboratory Information Services (Expense), net	$(1,400)	$1,200	*
Clinical Services (Expense)	(200)	(100)	100%
Total interest income (expense)	$(1,600)	$1,100	*
* not meaningful

With respect to our Laboratory Information Services business, we earned interest income of $1,000 for the quarter ended December 31, 2009 from interest bearing accounts which amount was offset by $2,400 of interest expense.  For the comparable period in 2008, net interest income was $1,200.

Net Loss

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Percent Change

Laboratory Information Services net loss	$(1,859,000)	$(1,424,400)	31%
Clinical Services net loss	(200)	(7,500)	(97)%
Total Net Loss	$(1,859,200)	$(1,431,900)	30%

The increase in net loss of $427,300 is due to an increase in our general and administrative costs, primarily due to litigation, which was partly offset by reductions in research and development costs with the completion of our clinical trial and reductions in sales and marketing costs.

We expect to incur a net loss in fiscal 2010 as we continue improving our rEEG technology and focus on the commercialization of our products.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and as of December 31, 2009, we had an accumulated deficit of approximately $27.0 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the next year. We expect that our research and development, sales and marketing and general and administrative expenses will continue to grow.  As a result, we will need to generate significant product revenues to achieve profitability which we may never achieve.

As of December 31, 2009 we had approximately $1.93 million in cash and cash equivalents and a working capital balance of approximately $106,000 compared to approximately $1.02 million in cash and cash equivalents and a working capital deficit of approximately $395,200 as at December 31, 2008.

Subsequent to the end of the quarter, on January 4, 2010, we raised additional net proceeds of $95,000 in connection with the fourth and final closing of our private placement.

Sources of Liquidity

Since our inception substantially all of our operations have been financed primarily from equity and debt financings.  Through December 31, 2009, we had received proceeds of $13.6 million from the sale of stock, $4.8 million from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the company.

Cash Flows

Net cash used in operating activities for the three months ended December 31, 2009 was $1.96 million compared to $0.95 million for the three months ended December 31, 2008.  The increase of $1.01 million in cash used was primarily attributable to increased legal fees associated with the Brandt litigation and increases in marketing and investor relations, travel and general administration and occupancy costs.

Net cash proceeds from financing activities for the three months ended December 31, 2009 were $2.92 million, net of placement agent fees, legal fees and other offering costs, raised on December 24 and 31, 2009 in connection with the second and third closings of our private placement transaction.  These proceeds were partly offset by the repayment of $22,900 on a promissory note issued to Daniel Hoffman M.D. in connection with our acquisition of NTC.  Net cash used by financing activities in the period ended December 31, 2008 primarily related to the payment of $21,000 on the promissory note issued to Daniel Hoffman M.D in connection with our NTC acquisition.

Contractual Obligations and Commercial Commitments

As of December 31, 2009, we have a contractual obligation to pay the remaining balance on a promissory note to Daniel Hoffman M.D. of $95,800 issued in connection with our acquisition of NTC, which bears interest at a rate of 8% per annum.  In December 2009, we signed a lease for our new headquarters and Laboratory Information Services premises located in Aliso Viejo, California.  This lease expires on January 31, 2013 and our total rent obligation during the term of the lease is $129,300.  Our lease for our Clinical Operation premises expires on February 28, 2010 and contractual obligations associated with this lease are immaterial.  As of December 31, 2008, the balance outstanding on the aforementioned promissory note was $184,300 and our obligations for leased space were $97,300.  Please see Notes 5 and 8 to our unaudited condensed consolidated financial statements mentioned earlier in this report for further details.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur operating losses in the future and to make capital expenditures to expand our research and development programs (including upgrading our CNS Database) and to scale up our commercial operations and marketing efforts.  We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, including the repayment of debt incurred as a result of our litigation with Brandt.  Although we recently received net proceeds of $2.92 million on December 24 and 31, 2009 upon the second and third closings of our private placement, we anticipate that our cash on hand (including the proceeds of $95,000 received from the fourth and final private placement closing on January 4, 2009) and cash generated through our operations will not be sufficient to fund our operations for at least the next 12 months.  We therefore anticipate raising additional funds in the future.

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

•
the extent to which we incur additional legal fees in our litigation with Brandt in relation to his appeals pending before the Delaware Supreme Court and his pending counterclaims in the United States District Court; and

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

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented.  As of December 31, 2009, we had net operating loss carryforwards for federal income tax purposes of $22.6 million. If not utilized, the federal net operating loss carryforwards will expire beginning in 2028.  Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change”. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15, as of December 31, 2009, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of December 31, 2009 for the reasons described below.

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

To the knowledge of our management, including our PEO and PFO, none of the aforementioned significant deficiencies led to a misstatement of our results of operations for the three months ended December 31, 2009, or statement of financial position as of December 31, 2009.

To address the identified significant deficiencies, the Company plans to increase its segregation of duties, particularly with respect to NTC, by having more accounting functions undertaken by personnel at Company headquarters.  The Company is also planning to develop a comprehensive and formal accounting and procedures manual and intends to hire a Chief Financial Officer.

Changes in Internal Control Over Financial Reporting

Other than as stated above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of exchange act rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Litigation

Please see Note 8 to our Notes to Unaudited Condensed Consolidated Financial Statements as well as the litigation summary beginning on page 24 under the heading “Matters Involving our Former Chief Executive Officer and Former Director, Leonard Brandt” for an update on our ongoing litigation with Leonard Brandt.

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2009.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1
Form of Subscription Agreement.  Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 30, 2009.

10.2
Form of Warrant.  Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 30, 2009.

10.3
Registration Rights Agreement.  Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 30, 2009.

10.4
Amendment No. 1 to Registration Rights Agreement.  Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 30, 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS Response, Inc.

Date: February 16, 2009		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer
(Principal Executive, Financial and
Accounting Officer)