Form 10-K/A
period 2009-09-30
CNS RESPONSE, INC.
filed 2010-03-30
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
Yes     ☐           No      ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

STATEMENT REGARDING AMENDMENT NO. 2

This Amendment No. 2 on Form 10K/A (“Amendment No. 2”) amends our Annual Report on Form 10-K (the “Original Filing”) for the fiscal year ended September 30, 2009, as filed with the Securities and Exchange Commission on December 30, 2009, as subsequently amended on January 25, 2010 by our Annual Report on Form 10-K/A (“Amendment No. 1”).  We are filing Amendment No. 2 in response to comments received from the SEC to make the amendments described below to Item 1 of the Original Filing as amended by Amendment No. 1:

•
We have deleted the findings of the Center for Health Economics, Epidemiology and Science Policy of United Biosource, which relate to our rEEG product which appeared on page 9 of the Original Filing, as amended by Amendment No.1; and

•	We have deleted statements from Milliman Global relating to payer appeal which appeared on page 10 of the Original Filing, as amended by Amendment No. 1.

In addition to the revisions referred to above, as required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our principal executive officer and principal financial officer are providing new Rule 13a-14(a) certifications in connection with this Form 10-K/A.  Because no financial statements are contained within this Amendment No. 2, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The only changes to the Original Filing, as amended by Amendment No. 1 being made by this Amendment No. 2 are those described above. No attempt has been made in this Amendment No. 2 to modify or update disclosures in the Original Filing, as amended by Amendment No. 1 except as required to address the changes described above. This Amendment No. 2 does not reflect events occurring after the filing of the Original Filing or modify or update any related disclosures. Information not affected by Amendment No. 2 is unchanged and reflects the disclosure made at the time of the filing of the Original Filing, as amended by Amendment No. 1.

CNS RESPONSE, INC.

2009 FORM 10-K/A ANNUAL REPORT

TABLE OF CONTENTS

PART I
ITEM 1.	Business	5
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	18

PART I

ITEM 1.	Business

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

We believe that our technology offers an improvement upon traditional methods for determining a course of medication for patients suffering from nonpsychotic behavioral disorders because our technology is designed to correlate the success of courses of medication, with the neurophysiological characteristics of a particular patient. Our technology provides medical professionals with medication sensitivity data for a subject patient based upon the identification and correlation of treatment outcome information from other patients with similar neurophysiologic characteristics.   This treatment outcome information is contained in a proprietary outcomes database that consists of over 17,000 medication trials for patients with psychiatric or addictive problems (the “ CNS Database ”).  For each patient in the CNS Database, we have compiled electroencephalographic (“ EEG ”) scans, symptoms and outcomes often across multiple treatments from multiple psychiatrists and physicians.  This patented technology, called “Referenced-EEG®” or “rEEG®” represents an innovative approach to identifying effective medications for patients suffering from debilitating behavioral disorders.

With rEEG®, physicians order a digital EEG for a patient, which is then evaluated with reference to the CNS Database.  By providing this reference correlation, an attending physician can choose a treatment strategy with the knowledge of how other patients having similar brain function have previously responded to a myriad of treatment alternatives.  Analysis of this complete data set yielded a platform of 74 quantitative biomarkers that have shown utility in characterizing patient response to diverse medications.  This platform then allows a new patient to be characterized, based on these 74 biomarkers, and the database to be queried to understand the statistical probability of how patients with similar brain patterns have previously responded to the medications currently in the database. This technology allows us to create and provide simple reports (“ rEEG Reports ”) to the prescriber that summarizes historical treatment success of specific medications for those patients with similar brain patterns.   It provides neither a diagnosis nor specific treatment, but like all lab results, objective, evidenced-based information to help the prescriber in their decision-making.

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

•
Guideline development :   we intend to continue internal and externally-sponsored clinical research to prove the efficacy of our technology to professional associations, such as the American Psychiatric Association.  We believe that with strong clinical results, professional associations may endorse rEEG in their treatment guidelines, which may drive full payer coverage.

We also believe that the inclusion of historical and new rEEG research in Comparative Effectiveness studies conducted under the Agency for Healthcare Research and Quality (AHRQ) would be a significant milestone.  As a consequence of this recent focus on cost-effective treatment, an unprecedented level of funding has been made available under the Economic Recovery Act, the budgets for NIH and AHRQ, and earmarked budgets for Defense and the Veterans Association (VA).  We intend to pursue research opportunities with several external sponsors of research, including:

•	the National Institutes of Mental Health , focusing on the cost-effectiveness of rEEG as a more deployable version of brain imaging to guide prescribing;

•	the Department of Defense and the Veterans Administration , to address the potential for rEEG in treating returning soldiers with PTSD and Major Depression; and

•	the Centers for Medicare and Medicaid Services (CMS) , as a mechanism for improving quality and cost performance in programs that spend billions on psychotropic medications.

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

Use of rEEG Technology in Pharmaceutical Development

In addition to its utility in providing psychiatrists and other physicians with medication sensitivity guidance, rEEG provides us with significant opportunities in the area of pharmaceutical development.  In the future, we aim to use our propriety data and processes to advance central nervous system (CNS) pharmaceutical development and economics, in one or more of the following ways:

•
Enrichment :   selecting patients for clinical trial who not only have the symptoms of interest, but are shown by rEEG® screening to likely respond to the developer’s drug.  An oft-cited example is the antidepressant Prozac, which failed several clinical trials before it achieved success in two separate trials.  The ability to design trials in which exclusion criteria identify and exclude patients who are clearly resistant, as determined by rEEG, has the potential to sharpen patient focus and productivity in clinical trials of psychotropic medications.

•
Repositioning : rEEG® may suggest new applications/indications of existing medications.  For example, Selective Serotonin Reuptake Inhibitors Antidepressants (SSRI’s) are now commonly given by primary care physicians for depression and other complaints, but often produce unwanted side effects or inadequate results.  The ability to biomarker patients who respond better to tricyclics (TCA’s), or combinations of TCA’s and stimulants, offers the potential for new indications for existing compounds.

•
Salvage :   resuscitation of medications that failed phase II or III studies.   One example of this opportunity is Sanofi-Aventis’ unsuccessful PMA filing for Rimonabant, a promising  anti-obesity/cardiometabolic compound which was denied approval in the U.S. due to CNS side-effects in their clinical trial populations.  Being able to screen out trial participants with resistance to a certain medication is an application for rEEG, and could create “theranostic” products (where an indication for use is combined with rEEG) for compounds which have failed  to receive broader approval.

•
New Combinations :   unwanted adverse effects occur with medications in fields from cancer to hepatitis. The ability to improve these medications, in combination with psychotropics, may improve safety, compliance, and, sometimes, patient outcomes.

•	Decision Support : improved understanding supports improved decision making at all levels of pharmaceutical development.

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

Emerging Medical Device Technologies .

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)           3.    The following exhibits are included herein:

Exhibit Number	Exhibit Title

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS RESPONSE, INC.

By:	/s/ George Carpenter
George Carpenter Chief Executive Officer

Date: March 29, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Carpenter	Chief Executive Officer, Director	March 29, 2010
George Carpenter	(Principal Executive Officer)

/s/ Paul Buck	Chief Financial Officer	March 29, 2010
Paul Buck	(Principal Financial and Accounting Officer)

*	Director	March 29, 2010
David B. Jones

*	Director	March 29, 2010
Jerome Vaccaro, M.D.

*	Director	March 29, 2010
Henry T. Harbin, M. D.

*	Director	March 29, 2010
John Pappajohn

* By: /s/ George Carpenter
George Carpenter
As Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.