Form 10-Q
period 2010-03-31
CNS RESPONSE, INC.
filed 2010-05-14
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010 or

	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
 Yes  ☒      No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes            No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 		Accelerated filer 
Non-accelerated filer 	(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes        No ☒

As of May 13, 2010, the issuer had 56,023,921 shares of common stock, par value $.001 per share, issued and outstanding.

CNS RESPONSE, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,		For the six months ended March 31,
	2010	2009	2010	2009
REVENUES
Laboratory Information Services	$34,400	$31,200	$56,800	$59,700
Clinical Services	143,900	152,600	265,000	295,800
	178,300	183,800	321,800	355,500

OPERATING EXPENSES
Cost of laboratory services revenues	39,400	35,600	69,100	69,100
Research and development	318,700	521,800	541,300	1,147,800
Sales and marketing	202,500	283,700	402,800	547,000
General and administrative	1,009,800	798,500	2,557,500	1,478,500

Total operating expenses	1,570,400	1,639,600	3,570,700	3,242,400

OPERATING LOSS	(1,392,100)	(1,455,800)	(3,248,900)	(2,886,900)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(100)	(4,700)	(1,700)	(3,500)

Total other income	(100)	(4,700)	(1,700)	(3,500)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,392,200)	(1,460,500)	(3,250,600)	(2,890,400)
Income taxes	1,600	800	2,400	2,800
NET LOSS	$(1,393,800)	$(1,461,300)	$(3,253,000)	$(2,893,200)

NET LOSS PER SHARE:
Basic	$(0.03)	$(0.06)	$(0.07)	$(0.11)
Diluted	$(0.03)	$(0.06)	$(0.07)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	54,512,337	25,299,547	48,530,317	25,299,547
Diluted	54,512,337	25,299,547	48,530,317	25,299,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	September 30, 2009
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$682,800	$988,100
Accounts receivable (net of allowance for doubtful accounts of $6,600 (unaudited) as of March 31, 2010 and $11,200 as of September 30, 2009)	69,200	61,700

Prepaid and other	120,700	89,500
Total current assets	872,700	1,139,300

Furniture and Fittings	21,100	17,500
Other Assets	18,700	4,100

TOTAL ASSETS	$912,500	$1,160,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable (including amounts due to related parties of $0 (unaudited) as of March 31, 2010 and $7,000 as of September 30, 2009)	$955,600	$1,285,600
Accrued liabilities	337,100	261,400
Deferred compensation (including $69,100 (unaudited) and $81,200 to related parties as of March 31, 2010 and September 30, 2009 respectively)	228,700	220,100
Accrued patient costs	193,100	305,500
Accrued consulting fees	66,100	72,100
Current portion of long-term debt	74,700	95,900
Total current liabilities	1,855,300	2,240,600

LONG –TERM LIABILITIES
Note payable to officer	-	24,800
Capital lease	4,500	5,600
Total long term liabilities	4,500	30,400
COMMITMENTS AND CONTINGENCIES

Stockholders’ equity (deficit):
Common stock, $0.001 par value; authorized, 750,000,000 shares, issued and, 56,023,921 and 41,781,129 shares outstanding as of March 31, 2010 and September 30, 2009 respectively	56,000	41,800
Additional paid-in capital	27,445,600	24,044,000
Accumulated deficit	(28,448,900)	(25,195,900)
Total stockholders’ equity (deficit)	(947,300)	(1,110,100)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$912,500	$1,160,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,253,000)	$(2,893,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	5,300	4,500
Stock-based compensation	420,400	441,500
Doubtful debt write-off	5,800	-
Changes in operating assets and liabilities:
Accounts receivable	(13,300)	4,500
Prepaids and other current assets	(31,200)	19,000
Accounts payable	(330,000)	336,500
Accrued liabilities	69,700	128,100
Deferred compensation	8,600	(15,700)
Accrued patient costs	(112,400)	83,600
Security deposits on leases	(14,600)	-
Net cash used in operating activities	(3,244,700)	(1,891,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of office furniture	(8,900)	-
Net cash used in investing activities	(8,900)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from Secured Convertible notes	-	500,000
Repayment of note	(46,100)	(42,500)
Prepayment of lease	(1,000)	(900)
Proceeds from sale of common stock, net of offering costs	2,995,400	-
Net cash from financing activities	2,948,300	456,600

Net decrease in cash	(305,300)	(1,434,600)
Cash, beginning of period	988,100	1,997,000
Cash, end of period	$682,800	$562,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for:
Interest	$1,700	$7,900
Income taxes	$2,400	$2,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended March 31, 2010	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2009	41,781,129	$41,800	$24,044,000	$(25,195,900)	$(1,110,100)
Stock- based compensation	-	-	420,400	-	420,400
Issuance of stock in connection with the Maxim PIPE net of offering costs of $540,600	11,786,666	11,800	2,983,600	-	2,995,400
Warrants issued in association with the Maxim PIPE	-	-	7,615,100	-	7,615,100
Offering cost pertaining to the Maxim PIPE	-	-	(7,615,100)	-	(7,615,100)
Value of warrants surrendered for cashless exercise	-	-	(415,800)	-	(415,800)
Stock issued for cashless exercise	2,456,126	2,400	413,400	-	415,800
Net loss for the six months ended March 31, 2010	-	-	-	(3,253,000)	(3,253,000)
Balance at March 31, 2010	56,023,921	$56,000	$27,445,600	$(28,448,900)	$947,300

For the six months ended March 31, 2009	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2008	25,299,547	$25,300	$17,701,300	$(16,673,700)	$1,052,900
Stock- based compensation	-	-	441,500	-	441,500
Net loss for the six months ended March 31, 2009	-	-	-	(2,893,200)	(2,893,200)
Balance at March 31, 2009	25,299,547	$25,300	$18,142,800	$(19,566,900)	$(1,398,800)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

CNS Response, Inc. (the “Company”) was incorporated as Strativation, Inc. in Delaware on July 10, 1984.  In connection with a merger on March 7, 2007 with CNS Response, Inc., a California corporation, the Company changed its name to its current name and commenced its current operations.  The Company utilizes a patented system that guides psychiatrists and other physicians to determine a personalized regimen for patients with mental, behavioral and/or addictive disorders.  The Company also intends to identify, develop and commercialize new indications of approved drugs and drug candidates for this patient population.

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

Going Concern Uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the company as a going concern.  The Company has a limited operating history and its operations are subject to certain problems, expenses, difficulties, delays, complications, risks and uncertainties frequently encountered in the operation of a new business. These risks include the failure to develop or supply technology or services to meet the demands of the marketplace, the ability to obtain adequate financing on a timely basis, the failure to attract and retain qualified personnel, competition within the industry, government regulation and the general strength of regional and national economies.

To date, the Company has financed its cash requirements primarily from debt and equity financings.  It will be necessary for the Company to raise additional funds.  The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Quarterly Report.  The Company is currently exploring additional sources of capital but there can be no assurances that any financing arrangement will be available in amounts and on terms acceptable to the Company.

Basis of Presentation

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries CNS California and NTC.  Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2010 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The September 30, 2009 balance sheet was derived from our audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with our consolidated financial statements and notes for the year ended September 30, 2009 which are included in our current report on Form 10-K, filed with the Securities and Exchange Commission on December 30, 2009.

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

The results of operations for the six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2010.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company. These reclassifications include reclassifying the Company’s patent costs to General and Administrative costs which were previously included in Research and Development costs.  The reclassifications had no effect on consolidated net income or consolidated assets and liabilities.

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

As of March 31, 2010 the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) (“ASC 825”) , which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP 107-1 did not have a material impact on the Company’s unaudited consolidated financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, Subsequent Events) (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this statement did not have a material impact on the Company’s unaudited consolidated financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, starting from fiscal year end 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Company’s unaudited consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The adoption of ASU 2009-05 did not have a material impact on the Company’s unaudited consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 that requires new disclosures and provides clarification of existing disclosures. ASU 2010-06 also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets (Subtopic 715-20). ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is evaluating the impact of the adoption of ASU 2010-06 on its unaudited consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”) as amendments to certain recognition and disclosure requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance for interim and annual periods. The adoption of ASU 2010-09 did not have a material impact on the Company’s unaudited consolidated financial statements.

2.           CONVERTIBLE DEBT AND EQUITY FINANCING

Between March 30 and June 12, 2009 the Company entered into three rounds of bridge financings in the form of secured convertible promissory notes.  These three rounds are referred to as:

(a)	the March 30, 2009 SAIL/Brandt Notes
(b)	the May 14, 2009 SAIL Note
(c)	the June 12, 2009 Pappajohn Note

All these notes were converted to equity as a result of a private placement transaction that closed on August 26, 2009, which is fully described in the section below.

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

A secondary placement agent who participated in the first closing of the private placement received cash fees of $29,200 and five year non-callable warrants to purchase 97,200 shares of the Company’s common stock at an exercise price of $ 0.33 per share, first exercisable no earlier than February 26, 2010.

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

In addition, the Company agreed to use its best efforts to have the registration statement declared effective no later than 180 days following the final closing of the offering and maintain such effectiveness until the earlier of the second anniversary of the date of such effectiveness or the date that all of the securities covered by the registration statement may be sold without restriction.  To date, the registration statement has not been declared effective.

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

Completion of Second, Third and Fourth Closings of Private Placement Transaction

On December 24 and 31, 2009 and January 4, 2010, the Company completed a second, third and fourth and final closing of its private placement (the first closing having occurred on August 26, 2009), resulting in additional gross proceeds to the Company of $2,996,000, $432,000 and $108,000 respectively from accredited investors.

Pursuant to Subscription Agreements entered into with the investors, the Company sold approximately 65 Investment Units in the three closings at $54,000 per Investment Unit. Each “Investment Unit” consists of 180,000 shares of the Company’s common stock and a five year non-callable warrant to purchase 90,000 shares of the Company’s common stock at an exercise price of $0.30 per share.

After commissions and expenses, the Company received net proceeds of approximately $2,650,400 million at the second closing, $380,200 at the third and $95,000 at the fourth and final closing.  The Company intends to use the proceeds from these closings of its private placement for general corporate purposes, including clinical trial expenses, research and development expenses, and general and administrative expenses, including the payment of accrued legal expenses incurred in connection with the Company’s litigation with Mr. Brandt.

A FINRA member firm, the Maxim Group acted as lead placement agent in connection with the second, third and fourth closings of the private placement.  For its services in connection with the second closing, the Maxim Group received (i) a cash fee of $195,200, (ii) a cash expense allowance of $59,920, and (iii) a five year non-callable warrant to purchase 672,267 shares of the Company’s common stock at an exercise price of $ 0.33 per share, first exercisable no earlier than June 24, 2010.  For the third closing the Maxim Group received (i) a cash fee of $4,300, (ii) a cash expense allowance of $8,600, and (iii) a five year non-callable warrant to purchase 14,400 shares of the Company’s common stock at an exercise price of $ 0.33 per share, first exercisable no earlier than June 30, 2010.  For the fourth closing the Maxim Group received (i) a cash fee of $1,100, (ii) a cash expense allowance of $2,100, and (iii) a five year non-callable warrant to purchase 3,600 shares of the Company’s common stock at an exercise price of $ 0.33 per share, first exercisable no earlier than July 4, 2010

Secondary placement agents who participated in the second closing of the private placement received cash fees of $75,200 and five year non-callable warrants to purchase 250,800 shares of the Company’s common stock at an exercise price of $ 0.33 per share, first exercisable no earlier than June 24, 2010.  For the third closing, the secondary placement agents received cash fees of $38,900 and five year non-callable warrants to purchase 129,600 shares of the Company’s common stock at an exercise price of $ 0.33 per share, first exercisable no earlier than June 30, 2010.  For the fourth closing, the secondary placement agents received cash fees of $9,700 and five year non-callable warrants to purchase 32,400 shares of the Company’s common stock at an exercise price of $ 0.33 per share, first exercisable no earlier than July 4, 2010.

In connection with the second, third and fourth closing of the Company’s private placement, each investor who participated in the financing became party to the abovementioned Registration Rights agreement, pursuant to which a registration statement on Form S-1 was filed with the Securities and Exchange Commission on February 1, 2010, and received the same rights and benefits as the investors in the first closing of the Company’s Private Placement on August 26, 2009.

3.           STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of March 31, 2010 the Company is authorized to issue 750,000,000 shares of common stock.

As of March 31, 2010, CNS California is authorized to issue 100,000,000 shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of March 31, 2010, Colorado CNS Response, Inc. is authorized to issue 1,000,000 shares of common stock.

As of March 31, 2010, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue ten thousand (10,000) shares of common stock, no par value per share.

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

Originally, a total of 10 million shares of common stock were reserved for issuance under the 2006 Plan.  The 2006 Plan also originally provided that in any calendar year, no eligible employee or director shall be granted an award to purchase more than 3 million shares of stock. On March 3, 2010, the Board of Directors approved an amendment to the 2006 Plan which increased the number of shares of common stock reserved for issuance under the 2006 Plan from 10 million to 20 million shares and increased the limit on shares underlying awards granted within a calendar year to any eligible employee or director from 3 million to 4 million shares of common stock.  The amendment was approved by shareholders at the annual meeting held on April 27, 2010.

On March 3, 2010, the Board of Directors also approved the grant of 9,450,000 options to staff members, directors, advisors and consultants.  For staff members the options will vest equally over a 48 month period while for directors, advisors and consultants the options will vest equally over a 36 month period.  The effective grant date for accredited investors was March 3, 2010 and the exercise price of $0.55 per share was based on the quoted closing share price of the Company’s common stock on that day.  For non-accredited investors the grant date will be determined after obtaining a permit from the State of California allowing the granting of options to non-accredited investors.

As of March 31, 2010, 2,124,740 options were exercised and there were 14,870,973 options and 183,937 restricted shares outstanding under the amended 2006 Plan and further 575,000 options approved but not yet granted, leaving 2,245,350 shares available for issuance of future awards.

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award.  Stock-based compensation expense included in the accompanying statements of operations for the periods ended March 31, 2010 and 2009 is as follows:

	For the three months ended March 31,
	2010	2009
Cost of laboratory services revenues	$4,900	$4,000
Research and development	78,800	65,200
Sales and marketing	35,600	38,200
General and administrative	117,400	106,500
Total	$236,700	$213,900

	For the six months ended March 31,
	2010	2009
Cost of laboratory services revenues	$8,900	$8,000
Research and development	143,700	130,400
Sales and marketing	65,200	80,000
General and administrative	202,600	223,100
Total	$420,400	$441,500

Total unrecognized compensation expense as of March 31, 2010 amounted to $5,098,900

A summary of stock option activity is as follows:
	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2009	6,662,014	$0.76
Granted	-	$-
Exercised	-	-
Forfeited	(191,041)	$1.14
Outstanding at December 31, 2009	6,470,973	$0.74
Granted	8,650,000	$0.55
Exercised	-	-
Forfeited	(250,000)	0.55
Outstanding at March 31, 2010	14,870,973	$0.63
Weighted average fair value of options granted during:
Three months ended March 31, 2010		$0.55
Six months ended March 31, 2010		$0.55

The following is a summary of the status of options outstanding at March 31, 2010:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.12	859,270	10 years	$0.12
$0.132	987,805	7 years	$0.132
$0.30	135,700	10 years	$0.30
$0.59	28,588	10 years	$0.59
$0.80	140,000	10 years	$0.80
$0.89	968,875	10 years	$0.89
$0.96	496,746	10 years	$0.96
$1.09	2,513,549	10 years	$1.09
$1.20	243,253	5 years	$1.20
$0.51	41,187	10 years	$0.51
$0.40	56,000	10 years	$0.40
$0.55	8,400,000	10 years	$0.55
Total	14,870,973		$0.63

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

At September 30, 2009, there were warrants outstanding to purchase 15,537,485 shares.  During the six months ended March 31, 2010, a further 7,093,601 warrants were granted and 3,333,333 warrants were exercised as follows:

5,893,334 shares	$0.30	Associated with the second, third and fourth closing of the private placement transaction of 11,786,667 shares at $0.30 with 50% warrant coverage as described in Note 2

1,200,267 shares	$0.33	Associated with warrants for the lead and secondary placement agents for private placement as described in Note 2

(3,333,333) shares	$0.30	These warrants were surrendered in a net exercise method and 2,456,126 shares were issued in lieu of cash.

At March 31, 2010, there were warrants outstanding to purchase 19,297,753 shares of the Company’s common stock at exercise prices ranging from $0.01 to $1.812 with a weighted average exercise price of $0.59.  The warrants expire at various times through 2017.

4.  RELATED PARTY TRANSACTIONS

As at March 31, 2010 deferred compensation included the following: $9,000 of accrued fees due to a director in accordance with a consulting agreement.  During the six months ended March 31, 2010 a payment of $24,000 was made to a director for consulting services per an agreement and $36,000 was paid, with board approval, to a family member of the Company’s Chief Executive Officer, who provided data discovery consulting services in support of the Company’s litigation with Mr. Brandt.

5. LONG-TERM DEBT

During the year ended September 30, 2008 the Company issued a note payable to an officer in connection with the acquisition of NTC.  The note is non-interest bearing and the Company determined its fair value by imputing interest at an annual rate of 8%.  As of March 31, 2010 and September 30, 2009 the note has an outstanding principal balance in the amount of $72,600 and $118,600 respectively.  The entire balance is current as of March 31, 2010.

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

The following tables show operating results for the Company’s reportable segments, along with reconciliation from segment gross profit to (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:

	Three Months ended March 31, 2010
	Laboratory Information Services	Clinic	Eliminations	Total
Revenues	$40,400	$143,900	$(6,000)	$178,300

Operating expenses:
Cost of revenues	39,400	6,000	(6,000)	39,400
Research and development	318,700	-	-	318,700
Sales and marketing	201,900	600	-	202,500
General and administrative	818,800	191,000	-	1,009,800
Total operating expenses	$1,378,800	$197,600	$-	$1,570,400

Income (Loss) from operations	$(1,338,400)	$53,700	$-	$(1,392,100)

	Three Months ended March 31, 2009
	Laboratory Information Services	Clinic	Eliminations	Total
Revenues	$34,600	$180,100	$(30,900)	$183,800

Operating expenses:
Cost of revenues	35,600	3,400	(3,400)	35,600
Research and development	521,800	-	-	521,800
Sales and marketing	282,300	1,400	-	283,700
General and administrative	657,700	168,300	(27,500)	798,500
Total operating expenses	$1,497,400	$173,100	$(30,900)	$1,639,600

Income (Loss) from operations	$(1,462,800)	$7,000	$-	$(1,455,800)

	Six Months ended March 31, 2010
	Laboratory Information Services	Clinic	Eliminations	Total
Revenues	$66,800	$298,300	$(43,300)	$321,800

Operating expenses:
Cost of revenues	69,100	10,000	(10,000)	69,100
Research and development	541,300	-	-	541,300
Sales and marketing	400,300	2,500		402,800
General and administrative	2,251,300	339,500	(33,300)	2,557,500
Total operating expenses	$3,192,900	$352,000	$(33,300)	$3,570,700

Income (Loss) from operations	$(3,195,200)	$(53,700)	$-	$(3,248,900)

	Six Months ended March 31, 2009
	Laboratory Information Services	Clinic	Eliminations	Total
Revenues	$66,800	$329,700	$(41,000)	$355,500

Operating expenses:
Cost of revenues	69,100	7,100	(7,100)	69,100
Research and development	1,147,800	-	-	1,147,800
Sales and marketing	542,900	4,100		547,000
General and administrative	1,195,300	317,100	(33,900)	1,478,500
Total operating expenses	$2,955,100	$328,300	$(41,100)	$3,242,400

Income (Loss) from operations	$(2,888,300)	$1,400	$-	$(2,886,900)

The following table includes selected segment financial information as of March 31, 2010, related to goodwill and total assets:

	Laboratory Information Services	Clinic	Total
Goodwill	$-	$-	$-

Total assets	$861,400	$51,100	$912,500

7.           EARNINGS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three months and six months ended March 31, 2010 and 2009, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months and six months ended March 31, 2010 and 2009 are as follows:

	For the Three Months ended March 31,
	2010	2009
Net loss for computation of basic net loss per share	$(1,393,800)	$(1,461,300)
Net loss for computation of dilutive net loss per share	$(1,393,800)	$(1,461,300)

Basic net loss per share	$(0.03)	$(0.06)

Diluted net loss per share	$(0.03)	$(0.06)

Basic weighted average shares outstanding	54,512,337	25,299,547
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	54,512,337	25,299,547

	For the Six Months ended March 31,
	2010	2009
Net loss for computation of basic net loss per share	$(3,253,000)	$(2,893,200)
Net loss for computation of dilutive net loss per share	$(3,253,000)	$(2,893,200)

Basic net loss per share	$(0.07)	$(0.11)

Diluted net loss per share	$(0.07)	$(0.11)

Basic weighted average shares outstanding	48,530,317	25,299,547
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	48,530,317	25,299,547

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:

	For the Three Months ended March 31,
	2010	2009
Convertible debt	-	4,995,000
Warrants	21,326,499	6,899,353
Options	7,870,973	8,740,087

	For the Six Months ended March 31,
	2010	2009
Convertible debt	-	4,995,000
Warrants	18,707,898	6,899,353
Options	7,236,708	8,840,843

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

Since June of 2009, we have been involved in litigation against Leonard J. Brandt, a stockholder, former director and our former Chief Executive Officer (“Brandt”) in the Delaware Chancery Court and the United States District Court for the Central District of California.  At the conclusion of a two-day trial that commenced December 1, 2009, the Chancery Court entered judgment for the Company and dismissed with prejudice Brandt's action brought pursuant to Section 225 of the Delaware General Corporation Law, which sought to oust the incumbent directors other than Brandt.  The Chancery Court thereby found that the purported special meeting of stockholders convened by Brandt on September 4, 2009 was not valid and that the directors purportedly elected at that meeting are not entitled to be seated.  On January 4, 2010, Brandt filed an appeal with the Supreme Court of the State of Delaware in relation to the case.  On April 20, 2010, the Delaware Supreme Court affirmed the ruling of the Chancery Court.

The Chancery Court also denied an injunction sought by Mr. Brandt to prevent the voting of shares issued by the Company in connection with our bridge financing in June 2009 and securities offering in August 2009, and dismissed Brandt's claims regarding those financings and stock issuances. On January 4, 2010, Brandt also filed an appeal in relation to this ruling with the Delaware Supreme Court.  On February 25, 2010, Mr. Brandt voluntarily dismissed this appeal, and the ruling of the Chancery Court thereby became final and non-appealable.

The Chancery Court also dismissed with prejudice another action brought by Mr. Brandt, in which he claimed he had not been provided information owed to him.  Mr. Brandt did not appeal this dismissal.

In July 2009, we filed an action in the United States District Court for the Central District of California against Mr. Brandt and certain others in July 2009.  Our complaint alleges a variety of violations of federal securities laws, including anti-fraud based claims under Rule 14a-9, solicitation of proxies in violation of the filing and disclosure dissemination requirements of Regulation 14A, and material misstatements and omissions in and failures to promptly file amendments to Schedule 13D. On September 17, 2009, Mr. Brandt and the other defendants filed counterclaims against us, alleging violations of federal securities laws relating to alleged actions and statements taken or made by us or our officers and directors in connection with Mr. Brandt’s proxy and consent solicitations.  On December 14, 2009, the Company answered the counterclaims in the case.  On March 10, 2010, we dismissed the Company’s claims against the defendants other than Mr. Brandt, and they dismissed their claims against us and the other counterclaim defendants.  On April 10, 2010 Mr. Brandt's attorneys moved to withdraw from representing Mr. Brandt in the case.  The District Court action continues with respect to our claims against Mr. Brandt and Mr. Brandt’s counterclaims against us and the other counterclaim defendants.  We are vigorously prosecuting our claims and vigorously defending Mr. Brandt’s counterclaims.

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

The Company leases space for its Clinical Services operations under an operating lease. The base rental as of December 31, 2009 was $6,000 per month.  This lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility has an average cost for the lease term of $5,100 per month.

The Company also sub-leased space for its Clinical Services operations on a month-to-month basis for $1,000 per month up until March 2010 when it terminated this sub-lease and gave up the space.

The Company leases a copier for $200 per month which it accounts for as a capital lease with an interest rate of 9% per year. The lease terminates in February 2013 at which time the copier can be purchased at fair value.

The Company incurred rent expense of $34,300 and $32,000 for the three months ended March 31, 2010 and 2009 and $71,800 and $62,500 for the six months ended March 31, 2010 and 2009

9.     SUBSEQUENT EVENTS

Events subsequent to March 31, 2010 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  The following events have occurred since March 31, 2010.

On April 1, 2010, the Company filed its application for 510(k) clearance with the FDA and has engaged in routine correspondence with the FDA regarding the filing.

On April 20, 2010, as detailed in Note 8 and on page 23 (see Matters Involving our Former Chief Executive Officer and Former Director, Leonard Brandt), the Delaware Supreme Court ruled on an appeal filed by Mr. Brandt on January 4, 2010.  The Delaware Supreme Court affirmed the ruling in favor of the Company by the Chancery Court of Delaware.

On April 27, 2010, as mentioned in Note 3, the amendment to the 2006 Stock Incentive Plan was approved by shareholders at the annual meeting.  The amendment increased the number of shares of common stock reserved for issuance under the 2006 Plan from 10 million to 20 million shares and increased the limit on shares underlying awards granted within a calendar year to any eligible employee or director from 3 million to 4 million shares of common stock.

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

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the three and six months ended March 31, 2010 and 2009. Except for historical information, the matters discussed in this management's discussion and analysis or plan of operation are “forward-looking statements” that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, the factors referred to below under the caption “Risk Factors.”

Overview

We are a life sciences company with two distinct business segments. Our Laboratory Information Services business operated by CNS California, which we consider our primary business, is focused on the commercialization of a patented system that guides psychiatrists and other physicians in determining a proper treatment for patients with behavioral (psychiatric and/or addictive) disorders.  Our Clinical Services business operated by Neuro-Therapy Clinic ("NTC"), is a full service psychiatric clinic.

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

Clinical Services

 In January 2008, we acquired our then-largest customer, the Neuro-Therapy Clinic, Inc.  Upon the completion of the transaction, NTC became a wholly-owned subsidiary of ours. NTC operates one of the largest psychiatric medication management practices in the state of Colorado, with six full time and four part time employees including psychiatrists and clinical nurse specialists with prescribing privileges.  Daniel A. Hoffman, M.D. is the medical director at NTC, and, after the acquisition, became our Chief Medical Officer and more recently, our President.

NTC, having performed a significant number of rEEGs, serves as an important resource in our product development, the expansion of our CNS Database, production system development and implementation, along with the integration of our rEEG services into a medical practice.  Through NTC, we also expect to develop marketing and patient acquisition strategies for our Laboratory Information Services business. Specifically, NTC is learning how to best communicate the advantages of rEEG to patients and referring physicians in the local market.  We will share this knowledge and developed communication programs learned through NTC with other physicians using our services, which we believe will help drive market acceptance of our services.  In addition, we plan to use NTC to train practitioners across the country in the uses of rEEG technology.

We view our Clinical Services business as secondary to our Laboratory Information Services business, and we have no current plans to expand this business.

Business operations

Since our inception, we have generated significant net losses. As of March 31, 2010, we had an accumulated deficit of $28.4 million. We incurred operating losses of $3.25 million and $2.89 million for the six months ended March 31, 2010 and 2009, respectively.  We expect our net losses to continue for at least the next couple of years.

As of March 31, 2010, our current liabilities of approximately $1.86 million exceeded our current assets of approximately $0.87 million by approximately $0.98 million and our net losses will continue for the foreseeable future.  We will need substantial additional funds immediately to continue our operations and substantial additional funds before we can increase demand for our rEEG services.  We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.  If adequate funds are not available, we may be required to delay or curtail significantly our development and commercialization activities.  This would have a material adverse effect on our business, financial condition and/or results of operations, and could ultimately cause us to have to cease operations.

We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, scale up of our commercial organization, and other general corporate purposes, including the payment of legal fees associated with our litigation.  Research and development projects include the completion of more clinical trials which are necessary to further validate the efficacy of our products and services relating to our rEEG technology across different type of behavioral disorders, the enhancement of the CNS Database and, to a lesser extent, the identification of new medications that are often combinations of approved drugs.  We anticipate that future research and development projects will be funded by grants or third-party sponsorship.

Recent Events

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

On December 31, 2009, we had a third closing of our private placement in which we received additional gross proceeds of approximately $432,000 from five investors.  At the third closing, we sold 8 Investment Units on the same terms and conditions as the Investment Units sold at the first closing. After commissions and expenses, we received net proceeds of approximately $380,200 in connection with this third closing of our private placement.

On January 4, 2010, the Company completed its fourth and final closing of its private placement, resulting in additional gross proceeds to the Company of $108,000 from two investors.  At this fourth closing, we sold 2 Investment Units on the same terms and conditions as the Investment Units sold at the first closing. After commissions and expenses, we received net proceeds of approximately $95,000 in connection with this final closing of our private placement.

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

On December 2, 2009, following a two day trial, the Delaware Court of Chancery entered judgment for the Company and its incumbent directors in the Section 225 action and dismissed the action with prejudice. The entry of Judgment for the Company in the Section 225 action and dismissal of that action terminated the “status quo” order, including its restrictions on the Company’s ability to engage in certain corporate actions.  The Chancery Court also denied Brandt’s motion for an injunction that sought to prevent the voting of shares issued by us in connection with the our bridge financings in May and June of 2009 and the securities offering in August 2009, dismissed Mr. Brandt's counterclaims alleging breaches of duties in connection with those transactions, and dismissed with prejudice another action brought by Mr. Brandt that claimed he had not been provided information owed to him. Finally, the Court dismissed our claims against Mr. Brandt without prejudice.

On January 4, 2010, Mr. Brandt filed an appeal with the Supreme Court of the State of Delaware from the Chancery Court's ruling in the Section 225 action.  Mr. Brandt also appealed the denial of his requested injunction and the dismissal of his claims regarding the financings and stock issuances, but he dismissed this appeal on February 25, 2010, and that ruling thereby became final and un-appealable.  On April 20, 2010 the Delaware Supreme Court affirmed the ruling of the Chancery Court dismissing the Section 225 action.

On September 29, 2009, the company held its first annual meeting of Stockholders at which each of George Carpenter, Henry Harbin, M.D., David Jones, John Pappajohn, Jerome Vaccaro, M.D. and Tommy Thompson were elected as directors.  On April 27, 2010 held its 2010 annual meeting of Stockholders and five of the six directors were reelected, the sixth, Tommy Thompson, had resigned from the board.

We filed an action in the United States District Court for the Central District of California against Mr. Brandt and certain others in July 2009. Our complaint alleges a variety of violations of federal securities laws, including anti-fraud based claims under Rule 14a-9, solicitation of proxies in violation of the filing and disclosure dissemination requirements of Regulation 14A, and material misstatements and omissions in and failures to promptly file amendments to Schedule 13D.  Mr. Brandt and the other defendants have filed counterclaims against us, alleging violations of federal securities laws relating to alleged actions and statements taken or made by us or our officers and directors in connection with Mr. Brandt’s proxy and consent solicitations.   On December 14, 2009, the Company answered the counterclaims in the case.  On March 10, 2010, we dismissed the Company’s claims against the defendants other than Mr. Brandt, and they dismissed their claims against us and the other counterclaim defendants.  On April 10, 2010 Mr. Brandt's attorneys moved to withdraw from representing Mr. Brandt in the case.  The District Court action continues with respect to our claims against Mr. Brandt and Mr. Brandt’s counterclaims against us and the other counterclaim defendants.  We are vigorously prosecuting our claims and vigorously defending Mr. Brandt’s counterclaims.

We have expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  Although the ruling by the Delaware Chancery Court appeared to be definitive, we were required to expend additional resources as a result of the appeals to the Delaware Supreme Court filed by Brandt.  We also do not know whether Mr. Brandt will institute new claims against us and the defense of any such claims could involve the expenditure of additional resources by the Company.

Publicly Announced Results of Clinical Trial

On November 2, 2009, we reported the results of a landmark study presented by Charles DeBattista, D.M.H, M.D., at the U.S. Psychiatric and Mental Health Congress.  The poster presentation, titled Referenced-EEG® (rEEG) Efficacy Compared to STAR*D For Patients With Depression Treatment Failure:  First Look At Final Results, highlighted a dramatic improvement in outcomes for patients with treatment resistant depression.  In this study, our rEEG technology proved effective at predicting medication response for mostly treatment-resistant patients approximately 65 percent of the time.

The study included 114 patients at 12 medical sites, including Harvard, Stanford, Cornell, UCI and Rush.  The 12-week study found that rEEG significantly outperformed the modified STAR*D treatment algorithm.  The difference, or separation, between rEEG and the control group was 50 and 100 percent for the study’s two primary endpoints.  Typically, separation between a new treatment and a control group is less than 10 percent in antidepressant studies.

The study, the largest in our history, was a randomized, single blinded, controlled, parallel group, multicenter study.  The patients in the study experienced depression treatment failure of one or more SSRIs and/or had failure with at least two classes of antidepressants.  The patients fell into two groups:  1) those treated with rEEG medication guidance, and 2) those treated with the modified STAR*D treatment algorithm.

A paper with the results of this study has been peer reviewed and has been submitted for publication in the Journal of Psychiatric Research.

Correspondence with FDA and Decision to Seek 510(k) Clearance

Since April of 2008, we have been in a dialogue with the FDA regarding whether rEEG constitutes a medical device which is subject to regulation by the FDA.  On April 10, 2008 we received correspondence from the FDA in which the FDA indicated it believed, based in part on the combination of certain marketing statements it read on our website, together with the delivery of our rEEG Reports, that we were selling a software product to aid in diagnosis, which constituted a “medical device” requiring pre-market approval or 510(k) clearance by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the "Act").  We do not believe that sales of our Laboratory Information Services, including our rEEG Reports, are subject to regulatory pre-market approval or 510(k) clearance.  We responded to the FDA on April 24, 2008 indicating that we believed it had incorrectly understood our product offering, and clarified that our Laboratory Information Services are not diagnostic and thus do not constitute a medical device.  On December 14, 2008, the FDA again contacted us and indicated that, based upon its review of our description of our intended use of the rEEG Reports on our website, it continued to maintain that the rEEG Reports met its definition of medical devices. In response to of the FDA communications, we made a number of changes to our website and other marketing documents to reflect that rEEG is a service to aid in medication selection and is not a diagnosis aid.  On September 4, 2009, through our regulatory counsel, we responded to the December 14, 2008 FDA letter explaining our position in more detail.

On December 28, 2009, we received a response from the FDA indicating that it still believes rEEG constitutes a “medical device” under the Act.  Although we continue to believe that the FDA is in error over whether rEEG is a device and over whether the FDA has jurisdiction over us and our rEEG service, on April 1, 2010 we filed an application to obtain 510(k) clearance for our rEEG service.  We believe that 510(k) licensure will provide us with increased credibility within the marketplace and with investors alike by further validating the efficacy of our service.  To date, we have spent an aggregate of $64,100 for consulting and $56,900 for legal services to prepare and file our 510(k) application and at this time, we do not anticipate that the communications received from the FDA, or our decision to seek 510(k) clearance, will have a material adverse effect on our liquidity, capital resources and results of operations.  We anticipate that obtaining licensure will take from three to six months based on similar application filings with the FDA.

2010 Annual Meeting

On April 27, 2010, the Company held its 2010 annual meeting of stockholders and five of the six directors originally elected in September 2009 were reelected; the sixth, Tommy Thompson, had previously resigned from the board. In addition, the 2006 Stock Incentive Plan was amended to increase the number of shares reserved for issuance under the plan from 10 million to 20 million shares of common stock and to increase the maximum number of shares of common stock subject to awards granted within a calendar year to any eligible employee or director from 3 million to 4 million shares.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

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

Results of Operations for the three months ended March 31, 2010 and 2009

As earlier described, we operate in two business segments: Laboratory Information Services and Clinical Services.  Our Laboratory Information Services business focuses on the delivery of reports ("rEEG Reports") that assist physicians with treatment strategies for patients with behavioral (psychiatric and/or addictive) disorders based on the patient's own physiology. Our Clinical Services business, operated through NTC, provides full service psychiatric services.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended March 31,
	2010	2009

Revenues	100%	100%
Cost of revenues	22	19
Gross profit	78	81
Research and development	179	284
Sales and marketing	114	154
General and administrative expenses	566	434
Operating loss	(781)	(792)
Other income (expense), net	(1)	(3)
Net income (loss)	(782)%	(795)%

Revenues

	Three Months Ended March 31,
	2010	2009	Percent Change

Laboratory Information Service Revenues	$34,400	$31,200	10%
Clinical Services Revenues	143,900	152,600	6%
Total Revenues	$178,300	$183,800	(3)%

With respect to our Laboratory Information Services business, the number of non-clinical study related paid rEEG Reports delivered increased from 79 for the quarter ended March 31, 2009 to 89 for the quarter ended March 31, 2010, while the average price per report decreased from approximately $394 for the quarter ended March 31, 2009 to $387 for the quarter ended March 31, 2010 (clinical study, training, database-enhancing and compassionate-use rEEG reports are provided free of charge).  We do not expect to drive broader adoption of reports based on our rEEG technology until the Company obtains FDA 510(k) clearance and the results of our multi-site clinical study to validate the efficacy of our products is published.  Accordingly, we anticipate that Laboratory Services Revenues will not increase substantially in the current fiscal year.

Our Clinical Services revenue declined by $8,700 for the quarter ended March 31, 2010, as compared to the corresponding prior year period, because of a reduction in the volume of patients treated as a result of a reduction in the number of psychiatrists on staff. We have recruited a new psychiatrist who will start working with our Clinical Services in the fourth quarter, at which time patient volume should start increasing.  Currently, we do not plan to materially expand our Clinical Services business, and therefore we do not anticipate a significant increase in revenues generated by this business segment beyond being a self sustaining, stand-alone clinic.

Cost of Revenues

	Three Months Ended March 31,
	2010	2009	Percent Change

Cost of Laboratory Information Services revenues	$39,400	$35,600	11%

Cost of Laboratory Information Services revenues consists of payroll costs, consulting costs, and other miscellaneous charges.  Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report.  For the quarter ended March 31, 2010, cost of revenues consisted primarily of direct labor and benefit costs (including stock-based compensation costs) of $25,700, and consulting fees of $12,600.  For the quarter ended March 31, 2009, cost of revenues included direct labor and benefit costs (including stock based compensation costs) of $24,500, and consulting fees of $9,600.  Direct labor and benefits remained consistent for the two periods.  Consulting fees increased in 2010 due to the higher number of rEEG Reports delivered.  We ultimately expect cost of revenues to decrease as a percentage of revenues as operating efficiencies improve with the volume of reports processed.

Research and Development

	Three Months Ended March 31,
	2010	2009	Percent Change

Laboratory Information Services research and development	$318,700	$521,800	(39)%

Research and development expenses consist of clinical studies, projects for training doctors associated with our research studies, consulting fees, payroll costs (including stock-based compensation costs), expenses related to database enhancements and maintenance, and other miscellaneous costs.   Research and development costs for the quarter ended March 31, 2010, primarily consisted of the following: payroll and benefit costs (including stock based compensation) of $207,400, consultant costs of $96,800 and other miscellaneous costs of $14,400.  For the comparable period for 2009, research and development costs included: payroll and benefit costs (including stock based compensation) of $196,600, consultant costs of $6,300 and other miscellaneous costs of $15,000. Additionally, as the clinical study was in progress for the 2009 quarter, clinical study costs were $214,000 and patient marketing and recruitment costs were $90,200.

Comparing the three months ended March 31, 2010 with the similar period in 2009, clinical study costs and patient marketing and recruitment costs were eliminated in the 2010 quarter as the study was completed in September 2009.  Consequently, the focus of the research and development department moved from the clinical study to the preparation of scientific papers for publications, and the generation of grant applications for research funding.  Additionally, the focus moved to the enhancing the rEEG production system and the application for 510(k) clearance with the FDA.  As a result of this shift in focus, consulting fees increased by $90,500, of which $56,900 was spent on consultants hired to assist the Company with its FDA 510(k) application filed with the FDA on April 1, 2010.  An additional $28,000 was spent on programming consultants to enhance and document the production system; the balance of the increase was the hiring of a technical writer to assist with a research paper.  Payroll and benefits increased by $10,800 in the 2010 quarter primarily due a reassignment of a staff member between departments.

Sales and marketing

	Three Months Ended March 31,
	2010	2009	Percent Change
Sales and Marketing
Laboratory Information Services	$201,900	$282,300	(28)%
Clinical Services	600	1,400	(57)%
Total Sales and Marketing	$202,500	$283,700	(29)%

Sales and marketing expenses associated with our Laboratory Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees and conference and travel expenses.   Sales and marketing expenses for the quarter ended March 31, 2010 primarily consisted of the following expenses: payroll and benefits $101,500, advertising and marketing $24,700, consulting $27,800 and conferences and travel $33,100. For the comparable period in 2009 expenses were as follows: payroll and benefits $148,400, advertising and marketing $75,600, consulting $48,500 and conferences and travel $3,400.

Comparing the three month period ended March 31, 2010 with the similar quarter in 2009, payroll and benefits decreased by $46,700 in the 2010 quarter as a result a reduction in staff and the reassignment of staff to another department.  Advertising and marketing expenses decreased by $50,900 as advertising was curtailed while the Company awaits its 501(k) clearance and marketing efforts were largely limited to program development, whereas for the 2009 quarter the Company was actively executing its advertising and marketing plans.  Conference and travel expense increased by $30,600 in the 2010 quarter as the Company conducted its first user-group meeting in January 2010.

The Clinical Services sales and marketing expenses consists of advertising to attract patients to the clinic.  We anticipate a moderate increase in marketing expenditure to expand our Clinical Services business in the future, which expenditures will be tailored based on the knowledge we have acquired in attracting patients to our clinical trials and further market analysis.

General and administrative
	Three Months Ended March 31,
	2010	2009	Percent Change
General and administrative
Laboratory Information Services	$818,800	$630,200	30%
Clinical Services	$191,000	168,300	13%
Total General and administrative	$1,009,800	$798,500	26%

General and administrative expenses for our Laboratory Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal, patent costs, other professional and consulting fees, general administrative and occupancy costs, conference and travel and miscellaneous costs.  For the quarter ended March 31, 2010, General and Administrative costs consisted of salaries and benefit costs of $224,100; legal fees of $340,700 and other professional and consulting fees of $130,100; general administrative and occupancy costs of $74,600, patent costs $32,600 and conference and travel costs of $15,400.  Miscellaneous costs were $1,000 in the 2010 quarter. For the similar period in 2009, General and Administrative costs consisted of the following: salaries and benefit costs of $216,800; legal fees of $59,100 and other professional and consulting fees of $155,600; general administrative and occupancy costs of $51,700, patent costs of $32,400 and conference and travel expenses of $10,100.  Miscellaneous costs for the 2009 quarter were $105,000.

With respect to our Laboratory Information Services business, in the quarter ended March 31, 2010 in comparison to the same period in 2009, payroll and benefit expenses increased by a net $7,300 due to a change in the staff mix as the Chief Financial Officer (CFO) joined the staff midway through the quarter, an increase in base salary for the CEO and an increase in stock based compensation as a result of the options granted in March 2010 as disclosed in Note 3.  Professional and consulting fees decreased by a $25,500 largely by hiring the CFO, who had formerly served as a consultant.  Legal fees increased by a net $281,800 which was due to 293,800 being incurred in defending against actions brought by Mr. Brandt (see Matters Involving our Former Chief Executive Officer and Former Director, Leonard Brandt). These litigation costs were slightly offset by a reduction of $12,000 in regular legal fees.  General and administrative costs increased by a net $22,900 due to filing fees, increased computer service costs and costs associated with relocating the office.  Patent and conference and travel costs did not substantially change quarter over quarter.  Miscellaneous expenses incurred in the 2009 quarter of $105,000 were as a result of a revised IRS assessment on 2006 payroll taxes and Delaware Franchise Tax assessments for calendar years 2007 and 2008 did not reoccur to the same degree in the 2010 quarter.

General and administrative expenses for our Clinical Services business include all costs associated with operating NTC.  This includes payroll costs, medical supplies, occupancy costs and other general and administrative costs.  Costs increased in the quarter ended March 31, 2010 by $22,700 as compared to the prior year quarter.  This increase is largely due to clinical services staff who worked on the clinical trial were no longer reimbursed by the Laboratory Information Services for their time spent on the study.

Interest income (expense)

	Three Months Ended March 31,
	2010	2009	Percent Change

Laboratory Information Services (Expense), net	$(100)	$(4,600)	(98)%
Clinical Services (Expense)	-	(100)	*
Total interest income (expense)	$(100)	$(4,700)	(98)%
* not meaningful

With respect to our Laboratory Information Services business, we earned interest income of $1,800 for the quarter ended March 31, 2010 from interest bearing accounts.  This was offset by $1,900 of interest expense on promissory notes. For the comparable period in 2009, net interest income was $1,200 and interest expense was $5,800 of interest expense on promissory notes.

Net Loss

	Three Months Ended March 31,
	2010	2009	Percent Change

Laboratory Information Services net loss..	$(1,340,100)	$(1,468,200)	(9)%
Clinical Services net loss..	(53,700)	6,900	*
Total Net Loss..	$(1,393,800)	$(1,461,300)	(5)%
* not meaningful

The decrease in net loss of $67,500 in the three months ended March 31, 2010 compared to the prior year period is due primarily to net decreases in costs within our research and development and sales and marketing departments. These decreases were substantially offset by expenses incurred in defending the lawsuit brought by Mr. Brandt.

Results of Operations for the six months ended March 31, 2010 and 2009

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Six Months Ended March 31,
	2010	2009

Revenues	100%	100%
Cost of revenues	21	19
Gross profit	79	81
Research and development	168	323
Sales and marketing	125	154
General and administrative expenses	795	416
Operating loss	(1,010)	(812)
Other income (expense), net	(1)	(2)
Net income (loss)	(1,011)%	(814)%

Revenues

	Six Months Ended March 31,
	2010	2009	Percent Change

Laboratory Information Service Revenues	$56,800	$59,700	(5%)
Clinical Services Revenues	265,000	295,800	(10%)
Total Revenues	$321,800	$355,500	(9%)

With respect to our Laboratory Information Services business, the number of non-clinical study related paid rEEG Reports delivered for the period decreased from 153 in 2009 to 147 in 2010, while the average price per report decreased from approximately $390 in 2009 to $386 in 2010 (clinical study, training, database-enhancing and compassionate-use rEEG reports are provided free of charge).  We do not expect to drive broader adoption of reports based on our rEEG technology until the Company obtains FDA 510(k) clearance and the results of our multi-site clinical study to validate the efficacy of our products is published.  Accordingly, we anticipate that Laboratory Services Revenues will not increase substantially in the current fiscal year.

Our Clinical Services revenue is as a result of patient billings for psychiatric services rendered.   Revenues declined by $30,800 in the first half of 2010 versus the same period in 2009 because of a reduction in the volume of patients treated as a result of a reduction in the number of psychiatrists on staff. We have recruited a new psychiatrist who will start working with our Clinical Services in the fourth quarter of the current fiscal year, at which time patient volume should start increasing.  Currently, we do not plan to materially expand our Clinical Services business, and therefore we do not anticipate a significant increase in revenues generated by this business segment beyond being a self sustaining stand-alone clinic.

Cost of Revenues

	Six Months Ended March 31,
	2010	2009	Percent Change

Cost of Laboratory Information Services revenues	$69,100	$69,100	-%

Cost of Laboratory Information Services revenues consists of payroll costs, consulting costs, and other miscellaneous charges.  Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report.  For the six months ended March 31, 2010, cost of revenues were $69,100 consisting primarily of direct labor and benefit costs (including stock-based compensation costs) of $50,900 and consulting fees of $16,400.  For the six months ended March 31, 2009, cost of revenues were also $69,100, which includes direct labor and benefit costs (including stock based compensation costs) of $50,400, and consulting fees of $17,500.  There has been no material change in Cost of Laboratory Information Services revenues for the two six-month periods ending March 31, 2010 and 2009.

We ultimately expect cost of revenues to decrease as a percentage of revenues as operating efficiencies improve with the volume of reports processed.

Research and Development
	Six Months Ended March 31,
	2010	2009	Percent Change

Laboratory Information Services research and development	$541,300	$1,147,800	(53)%

Research and development expenses consist of payroll costs (including stock-based compensation costs), consulting fees, clinical study costs, patient marketing and recruitment costs and other miscellaneous costs.  Research and development costs for the six months ended March 31, 2010, primarily consisted of the following: payroll and benefit costs (including stock based compensation) of $396,900, consultant costs of $115,200 and other miscellaneous costs of $29,000.  There were no clinical study costs or patient marketing and recruitment costs.  For the comparable period for 2009, research and development costs included: payroll and benefit costs (including stock based compensation) of $396,200, consultant costs of $12,300 and other miscellaneous costs of $41,900. Additionally, as the clinical study was in progress during the 2009 period, research and development costs included clinical study costs of $573,200 and patient marketing and recruitment costs of $124,200.

Comparing the six-month period ended March 31, 2010 with the similar period in 2009, clinical study costs and patient marketing and recruitment costs were eliminated in the 2010 quarter as the study was completed in September 2009.  Consequently, the focus of the research and development department moved from the clinical study to the preparation of scientific papers for publications, and the generation of grant applications for research funding.  Additionally the focus moved to the enhancing the rEEG production system and the application for 510(k) clearance with the FDA.  As a result of this shift in focus, consulting fees increased by $102,900, of which $64,100 was spent on consultants hired to assist the Company with its FDA 510(k) application which was filed with the FDA on April 1, 2010. Additionally, $11,200 was spent on the services of a biostatistician to analyze the results of the clinical trial.  A further $28,000 was spent on programming consultants to enhance and document the production system.  Payroll and benefits remained constant for the two periods despite a change in the staff mix.

Sales and marketing

	Six Months Ended March 31,
	2010	2009	Percent Change
Sales and Marketing
Laboratory Information Services	$400,250	$542,900	(26)%
Clinical Services	2,500	4,100	(39)%
Total Sales and Marketing	$402,750	$547,000	(26)%

Sales and marketing expenses associated with our Laboratory Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees and conference and travel expenses.  Sales and marketing expenses for the six-month period ended March 31, 2010 primarily consisted of the following expenses: payroll and benefits $237,100, advertising and marketing $66,200, consulting $50,400 and conferences and travel $35,500. For the comparable period in 2009 expenses were as follows: payroll and benefits $320,900, advertising and marketing $124,300, consulting $67,600 and conferences and conferences and travel $17,100.

Comparing the six months ended March 31, 2010, with the same period in 2009; payroll and benefits decreased by $83,800 in the 2010 period as a result a reduction in staff and the reassignment of staff to another department.  Advertising and marketing expenses decreased by $58,100 as advertising was curtailed while the Company awaits its 501(k) clearance and marketing efforts were largely limited to program development, whereas for the 2009 period the Company was actively executing its advertising and marketing plans.  Conference and travel expenses increased by $18,400 in the 2010 quarter as the Company conducted its first user-group meeting in January.

The Clinical Services sales and marketing expenses consists of advertising to attract patients to the clinic.  We anticipate a moderate increase in marketing expenditure to expand our Clinical Services business in the future, which expenditures will be tailored based on the knowledge we have acquired in attracting patients to our clinical trials and additional market analysis.

General and administrative

	Six Months Ended March 31,
	2010	2009	Percent Change
General and administrative
Laboratory Information Services	$2,218,000	$1,161,400	91%
Clinical Services	$339,500	317,100	7%
Total General and administrative	$2,557,500	$1,478,500	84%

General and administrative expenses for our Laboratory Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal, patent costs, other professional and consulting fees, general administrative and occupancy costs, conference and travel and miscellaneous costs.  For the six-months ended March 31, 2010, General and Administrative costs consisted of salaries and benefit costs of $364,700; legal fees of $1,218,350 and other professional and consulting fees of $290,200, general administrative and occupancy costs of $233,600, patent costs $43,200 and conference and travel costs of $64,200.  Miscellaneous costs were $3,600 in the 2010 quarter. For the similar period in 2009, General and Administrative costs consisted of the following: salaries and benefit costs of $455,600; legal fees of $131,400 and other professional and consulting fees of $228,300; general administrative and occupancy costs of $133,500, patent costs of $89,100 and conference and travel expenses of $25,300.  Miscellaneous costs for the 2009 period were $99,700.

With respect to our Laboratory Information Services business, in the six months ended March 31, 2010 in comparison to the same period in 2009, payroll and benefit expenses decreased by a net $90,900 largely due to a change in the staff mix as the former CEO, Mr. Brandt left the Company in April 2009 and the former President, Mr. Carpenter became the CEO.  Additionally the Chief Financial Officer (CFO) joined the staff in mid February, 2010.  Furthermore, stock based compensation was reduced by 20,400 to $202,600 in the 2010 period.  Professional and consulting fees increased by $62,000 partly due to an increase in audit fees due to the timing, complexity and increased frequency of SEC filings.  Additionally, consultants were hired in connection with the Brandt litigation and private placement financing.  Legal fees increased by a net $1,218,400 which was due to $1,065,300 being incurred in defending against actions brought by Mr. Brandt (see page 23 Matters Involving our Former Chief Executive Officer and Former Director, Leonard Brandt). Additionally non-litigation legal fees increased by $21,600 due to increased activity related to SEC filings, fund-raising and FDA-related work.  General and administrative costs increased by a $100,100 due to an increase in investor relations and corporate promotional expenses, increased computer service costs and costs associated with relocating the office.  Patent costs declined by $44,100 as costs were largely associated with patent maintenance.  Conference and travel costs increased by $38,900 as a result of increased travel associated with raising capital and litigation activities.  Miscellaneous expenses incurred in the 2009 six-month period of $99,700 were largely the result of a revised IRS assessment on 2006 payroll taxes and Delaware Franchise Tax assessments for calendar years 2007 and 2008 did not reoccur to the same degree in the 2010 period.

General and administrative expenses for our Clinical Services business includes all costs associated with operating NTC.  This includes payroll costs, medical supplies, occupancy costs and other general and administrative costs.  These costs increased by $22,400 to $339,500 in the six months ending March 31, 2010 from $317,100 for the comparable period in 2009.  This increase is largely due to the fact that clinical services staff who had worked on the clinical trial were no longer reimbursed by the Laboratory Information Services for their time spent on the study.

Interest income (expense)

	Six Months Ended March 31,
	2010	2009	Percent Change

Laboratory Information Services (Expense), net	$(1,500)	$(3,400)	(56)%
Clinical Services (Expense)	(200)	(100)	100%
Total interest income (expense)	$(1,700)	$(3,500)	(51)%
* not meaningful

With respect to our Laboratory Information Services business, we earned interest income of $2,800 for the six months ended March 31, 2010 from interest bearing accounts.  This was offset by $4,300 of interest expense on promissory notes. For the comparable period in 2009, we earned interest income of $8,300 for the six months ended March 31, 2009 from interest bearing accounts.  This was offset by $11,700 of interest expense on promissory notes.

Net Loss

	Six Months Ended March 31,
	2010	2009	Percent Change

Laboratory Information Services net loss	$(3,199,100)	$(2,892,500)	11%
Clinical Services net loss	(53,900)	(700)	7,700%
Total Net Loss	$(3,253,000)	$(2,893,200)	12%

The increase in net loss of $359,800 in the six months ended March 31, 2010 compared to the prior year period is primarily due to net decreases in costs within our research and development and sales and marketing departments. These decreases were more than offset by expenses incurred in defending against the lawsuit brought by Mr. Brandt.

Liquidity and Capital Resources

As of March 31, 2010 we had approximately $0.68 million in cash and cash equivalents and a working capital deficit balance of approximately $0.98 million compared to approximately $0.99 million in cash and cash equivalents and a working capital deficit of approximately $1.1 million at September 30, 2009. We expect that our existing cash will be used to fund working capital and for other general corporate purposes.

Since our inception, we have incurred significant losses and, as of March 31, 2010, we had an accumulated deficit of approximately $28.4 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development and sales and marketing expenses will continue to grow and consequently we will need to generate significant product revenues to achieve profitability. There can be no assurance of achieving profitability.

Operating Capital and Capital Expenditure Requirements

Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern, and we will need to raise substantial additional funds in the next 12 months in order to continue to conduct our business.  Our liquidity and capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, our ability to execute our current business plan and other factors.  Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. We will need substantial additional funds immediately to continue our operations and substantial additional funds before we can increase demand for our rEEG services. We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.  If adequate funds are not available, we may be required to delay or curtail significantly our development and commercialization activities.  This would have a material adverse effect on our business, financial condition and/or results of operations, and could ultimately cause us to have to cease operations.

Sources of Liquidity

To date, substantially all of our operations have been financed primarily from equity and debt financings.  Through March 31, 2010, we had received proceeds of $13.7 million from the sale of stock, $4.8 million from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the company.

Cash Flows

Net cash used in operating activities was $3.24 million for the six months ended March 31, 2010 compared to $1.89 million for six months ended March 31, 2009.  The increase in cash used of $1.35 million was primarily attributable to increased legal fees associated with the Brandt litigation of $1.06 million and other increases in general and administrative costs.

Investing activities during the six months ended March 31, 2010 were $8,900 spent on office furniture at our new Laboratory Information Services location.  In the comparable period in 2009, there were no investing activities.

Net cash proceeds from financing activities for the six months ended March 31, 2010 were $2.99 million, net of placement agent fees, legal fees and other offering costs, raised on December 24 and 31, 2009 and January 4, 2010 in connection with the second, third and fourth closings of our private placement transaction.  These proceeds were partly offset by the repayment of $46,100 on a promissory note issued to Daniel Hoffman M.D. in connection with our acquisition of NTC.  Net cash used by financing activities in the period ended March 31, 2009 primarily related to the payment of $43,400 on the promissory note issued in connection with our NTC acquisition.

Contractual Obligations and Commercial Commitments

As of March 31, 2010, we have a contractual obligation to pay the remaining balance on a promissory note to Daniel Hoffman M.D. of $72,600 issued in connection with our acquisition of NTC, which bears interest at a rate of 8% per annum.  Additionally, in December 2009, we signed a lease for our new headquarters and Laboratory Information Services premises located in Aliso Viejo, California.  This lease expires on January 31, 2013 and our remaining rent obligation during the term of the lease is $127,000.  In March 2010, we signed an amendment extending our lease for our Clinical Services premises located in Greenwood Village, Colorado.  This lease expires on April 30, 2013 and our total rent obligation during the term of the lease is $ 188,500. As of March 31, 2009, the balance outstanding on the aforementioned promissory note was $162,700 and our obligations for leased space were $73,500.  Please see Notes 5 and 8 to our unaudited condensed consolidated financial statements in this report for further details.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur operating losses in the future and to make capital expenditures to expand our research and development programs (including upgrading our CNS Database) and to scale up our commercial operations and marketing efforts.  We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, including the repayment of debt incurred as a result of our litigation with Brandt.  Although we recently received net proceeds of $2.93 million on December 24 and 31, 2009 and January 4, 2010, upon the second, third and fourth closings of our private placement, we anticipate that our cash on hand and cash generated through our operations will not be sufficient to fund our operations for at least the next 12 months.  We therefore anticipate raising additional funds in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

 Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15, as of March 31, 2010, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our PEO and PFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Other than as stated above, the following changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of exchange act rules 13a-15 or 15d-15  occurred during the quarter ended March 31, 2010.

•	As of February 18, 2010, we hired a Chief Financial Officer.

•
We have improved our segregation of duties by having the accounting for our subsidiary Neuro Therapy Clinic, Inc done at our Aliso Viejo location, which enables greater opportunities for segregation of duties.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The disclosure pertaining to litigation included in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements as well as the litigation summary under the heading “Matters Involving our Former Chief Executive Officer and Former Director, Leonard Brandt” in Part I, Item 2 of this quarterly report on Form 10-Q are incorporated herein by reference.

Item 1A.   Risk Factors

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, shareholders and potential investors should carefully consider the risks and uncertainties discussed in the section “Item 1.A.  Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009.  If any of the risks and uncertainties set forth therein actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties described in our Annual Report on Form 10-K are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

•
other factors discussed under the headings “Risk Factors” and “Business” in our Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

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

Item 6.   Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title
10.1	Consulting Agreement, by and between CNS Response, Inc. and Henry T. Harbin, effective January 1, 2010.
10.2	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 1, 2010).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS Response, Inc.

Date: May 14, 2010		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Buck
By:	Paul Buck
Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)