Form 10-Q
period 2010-06-30
CNS RESPONSE, INC.
filed 2010-08-16
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010 or

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
Yes  ☐          No ☐

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

As of August 13, 2010, the issuer had 56,023,921 shares of common stock, par value $.001 per share, issued and outstanding.

CNS RESPONSE, INC.

INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.      Financial Statements

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the nine months ended June 30,
	2010	2009	2010	2009
REVENUES
Laboratory Information Services	$39,900	$26,700	$96,700	$86,300
Clinical Services	119,300	133,700	384,300	441,900
	159,200	160,400	481,000	528,200

OPERATING EXPENSES
Cost of laboratory services revenues	32,800	30,700	101,900	99,800
Research and development	302,400	480,800	843,600	1,628,500
Sales and marketing	201,600	161,300	603,800	708,100
General and administrative	1,081,700	867,500	3,639,900	2,360,100

Total operating expenses	1,618,500	1,540,300	5,189,200	4,796,500

OPERATING LOSS	(1,459,300)	(1,379,900)	(4,708,200)	(4,268,300)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(40,900)	(126,300)	(42,600)	(129,900)
Financing premium (expense), net	-	(90,000)	-	(90,000)

Total other income	(40,900)	(216,300)	(42,600)	(219,900)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,500,200)	(1,596,200)	(4,750,800)	(4,488,200)
Income taxes	-	4,300	2,400	7,200

NET LOSS	$(1,500,200)	$(1,600,500)	$(4,753,200)	$(4,495,400)

NET LOSS PER SHARE:
Basic	$(0.03)	$(0.06)	$(0.09)	$(0.18)
Diluted	$(0.03)	$(0.06)	$(0.09)	$(0.18)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	56,023,921	25,782,277	51,028,185	25,460,457
Diluted	56,023,921	25,782,277	51,028,185	25,460,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$35,100	$988,100
Accounts receivable (net of allowance for doubtful accounts of $11,100 (unaudited) as of June 30, 2010 and $11,200 as of September 30, 2009)	56,300	61,700

Prepaid and other	105,600	89,500
Total current assets	197,000	1,139,300

Furniture and Fittings	19,200	17,500
Other Assets	18,700	4,100

TOTAL ASSETS	$234,900	$1,160,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable (including amounts due to related parties of $25,600 (unaudited) as of June 30, 2010 and $7,000 as of September 30, 2009)	$1,116,300	$1,285,600
Accrued liabilities	325,700	261,400
Deferred compensation (including $92,000 (unaudited) and $81,200 to related parties as of June 30, 2010 and September 30, 2009 respectively)	237,600	220,100
Accrued patient costs	144,000	305,500
Accrued consulting fees (including $18,000 (unaudited) and $18,000 to related parties as of June 30, 2010 and September 30, 2009 respectively)	75,000	72,100
Accrued Interest	1,800	-
Secured convertible promissory note, net of discount of $187,500	62,500	-
Current portion of long-term debt	51,000	95,900
Total current liabilities	2,013,900	2,240,600

LONG –TERM LIABILITIES
Note payable to officer	-	24,800
Capital lease	4,000	5,600
Total long term liabilities	4,000	30,400
TOTAL LIABILITIES	2,017,900	2,271,000

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity (deficit):
Common stock, $0.001 par value; authorized, 750,000,000 shares, issued and, 56,023,921 and 41,781,129 shares outstanding as of June 30, 2010 and September 30, 2009 respectively	56,000	41,800
Additional paid-in capital	28,110,100	24,044,000
Accumulated deficit	(29,949,100)	(25,195,900)
Total stockholders’ equity (deficit)	(1,783,000)	(1,110,100)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$234,900	$1,160,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,753,200)	$(4,495,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	7,200	6,700
Amortization of note discount	37,500	107,500
Stock-based compensation	859,900	644,200
Write-off of doubtful accounts	13,400	22,700
Changes in operating assets and liabilities:
Accounts receivable	(8,000)	(27,300)
Prepaids and other current assets	(16,100)	(12,000)
Accounts payable	(169,300)	437,200
Accrued liabilities	69,000	112,700
Deferred compensation	17,500	(48,800)
Accrued patient costs	(161,500)	126,700
Security deposits on leases	(14,600)	-
Net cash used in operating activities	(4,118,200)	(3,125,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of office furniture	(8,900)	(2,000)
Net cash used in investing activities	(8,900)	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from Secured Convertible notes	250,000	1,700,000
Repayment of note	(69,800)	(114,400)
Repayment of lease	(1,500)	(1,400)
Funds pending exercise of options	-	280,500
Cash from exercise of warrants	-	14,400
Proceeds from sale of common stock, net of offering costs	2,995,400	-
Net cash provided by financing activities	3,174,100	1,879,100

Net decrease in cash	(953,000)	(1,248,700)
Cash, beginning of period	988,100	1,997,000
Cash, end of period	$35,100	$748,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,200	$61,500
Income taxes	$2,400	$7,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended June 30, 2010	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2009	41,781,129	$41,800	$24,044,000	$(25,195,900)	$(1,110,100)
Stock- based compensation	-	-	859,900	-	859,900
Issuance of stock in connection with the Maxim PIPE net of offering costs of $540,600	11,786,666	11,800	2,983,600	-	2,995,400
Warrants issued in association with the Maxim PIPE	-	-	7,615,100	-	7,615,100
Offering cost pertaining to the Maxim PIPE	-	-	(7,615,100)	-	(7,615,100)
Value of warrants surrendered for cashless exercise	-	-	(415,800)	-	(415,800)
Stock issued for cashless exercise	2,456,126	2,400	413,400	-	415,800
Beneficial conversion feature - Secured convertible promissory note	-	-	225,000	-	225,000
Net loss for the nine months ended June 30, 2010	-	-	-	(4,753,200)	(4,753,200)
Balance at June 30, 2010	56,023,921	$56,000	$28,110,100	$(29,949,100)	$(1,783,000)

For the nine months ended June 30, 2009	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2008	25,299,547	$25,300	$17,701,300	$(16,673,700)	$1,052,900
Exercise of $0.01 warrants in June, 2009	1,448,189	1,400	13,000	-	14,400
Issuance of 3,433,333 warrants associated with bridge financings valued at	-	-	1,058,000	-	1,058,000
Stock- based compensation	-	-	644,200	-	644,200
Net loss for the nine months ended June 30, 2009	-	-	-	(4,495,400)	(4,495,400)
Balance at June 30, 2009	26,747,736	$26,700	$19,416,500	$(21,169,100)	$(1,725,900)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Basis of Presentation

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries CNS California and NTC.  Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2010 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The September 30, 2009 balance sheet was derived from our audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with our consolidated financial statements and notes for the year ended September 30, 2009 which are included in our current report on Form 10-K, filed with the Securities and Exchange Commission on December 30, 2009.

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

The results of operations for the nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2010.

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

During the six months ended June 30, 2010, the Company issued a secured promissory convertible note of $250,000. As of June 30, 2010, the carrying value of this convertible note was $62,500, net of discount of $187,500. The Company used level 3 inputs for its valuation methodology and the fair value was determined to be approximately $257,000 using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price.

As of June 30, 2010 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

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

In April 2010, the FASB issued Accounting Standards Update 2010-12 (“ASU 2010-12”), “Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts”.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act.” The Company does not expect the provisions of ASU 2010-12 to have a material impact on the Company’s unaudited consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (“ASU 2010-13”), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material impact on the Company’s unaudited consolidated financial statements.

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

 A FINRA member firm, the Maxim Group LLC (“Maxim Group”), acted as lead placement agent in connection with the Private Placement.  For its services in connection with the first closing of the offering, Maxim Group received (i) a cash fee of $ 55,980, (ii) a cash expense allowance of $40,860, and (iii) a five year non-callable warrant to purchase 274,867 shares of the Company’s common stock at an exercise price of $0.33 per share. By agreement dated July 23, 2010, the Company and Maxim Group agreed, among other things, to amend the five year exercise period to begin on the date that the registration statement covering the resale of the shares of common stock issuable upon exercise of the placement agent warrants (among other securities) is declared effective.

A secondary placement agent who participated in the first closing of the private placement received cash fees of $29,200 and five year non-callable warrants to purchase 97,200 shares of the Company’s common stock at an exercise price of $ 0.33 per share. The Company has agreed to amend the five year exercise period applicable to these warrants to begin on the effective date of the registration statement, as described above.

 Pursuant to a Registration Rights agreement entered into with each investor, the Company agreed to file a registration statement covering the resale of the common stock and the common stock underlying the warrants sold in the Private Placement, as well as the common stock underlying the warrants issued to Maxim Group by the later of October 26, 2009 or the 20th calendar day after the termination of the offering.  The Registration Rights agreement was subsequently amended to permit the filing of the registration statement no later that 10 business days following the Company’s filing of its Annual Report on Form 10-K for its September 30, 2009 year end, or the 20th calendar day after termination of the private offering.  The Registration Statement was filed with the Securities and Exchange Commission (SEC) on February 1, 2010.  Amendment No. 1 to the Registration Statement was filed with the SEC on July 6, 2010.

In addition, the Company agreed to use its best efforts to have the registration statement declared effective no later than 180 days following the final closing of the offering, or July 3, 2010, and maintain such effectiveness until the earlier of the second anniversary of the date of such effectiveness or the date that all of the securities covered by the registration statement may be sold without restriction.  The registration statement has not yet been declared effective.

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

A FINRA member firm, the Maxim Group acted as lead placement agent in connection with the second, third and fourth closings of the private placement.  For its services in connection with the second closing, the Maxim Group received (i) a cash fee of $195,200, (ii) a cash expense allowance of $59,920, and (iii) a five year non-callable warrant to purchase 672,267 shares of the Company’s common stock at an exercise price of $ 0.33 per share. For the third closing the Maxim Group received (i) a cash fee of $4,300, (ii) a cash expense allowance of $8,600, and (iii) a five year non-callable warrant to purchase 14,400 shares of the Company’s common stock at an exercise price of $ 0.33 per share. For the fourth closing the Maxim Group received (i) a cash fee of $1,100, (ii) a cash expense allowance of $2,100, and (iii) a five year non-callable warrant to purchase 3,600 shares of the Company’s common stock at an exercise price of $ 0.33 per share. By agreement dated July 23, 2010, the Company and Maxim Group agreed, among other things, to amend the five year exercise period applicable to the placement agent warrants in the second, third and fourth closings of the private placement to begin on the date that the registration statement covering the resale of the shares of common stock issuable upon exercise of the placement agent warrants (among other securities) is declared effective.

Secondary placement agents who participated in the second closing of the private placement received cash fees of $75,200 and five year non-callable warrants to purchase 250,800 shares of the Company’s common stock at an exercise price of $ 0.33 per share.  For the third closing, the secondary placement agents received cash fees of $38,900 and five year non-callable warrants to purchase 129,600 shares of the Company’s common stock at an exercise price of $ 0.33 per share.  For the fourth closing, the secondary placement agents received cash fees of $9,700 and five year non-callable warrants to purchase 32,400 shares of the Company’s common stock at an exercise price of $ 0.33 per share. The Company has agreed to amend the five year exercise period applicable to these warrants to begin on the effective date of the registration statement, as described above.

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

2010 Promissory Note Transactions

On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase two secured promissory notes (each, a “Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010.  On June 3, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the first Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the second Bridge Note.  In connection with his purchase of the second Bridge Note, Mr. Pappajohn received a warrant to purchase up to 250,000 shares of our common stock.  The exercise price of the warrant (subject to customary anti-dilution adjustments) is $0.50 per share.

Pursuant to a separate agreement that we entered into with Mr. Pappajohn on July 25, 2010, we have granted him a right to convert his Bridge Notes into shares of our common stock at a conversion price of $0.50.  The conversion price is subject to customary anti-dilution adjustments, but will never be less than $0.30.  We have also agreed to enter into a registration rights agreement covering the securities issuable upon exercise of the warrant and conversion of the Bridge Notes.  The beneficial conversion feature of the June 3, 2010 Bridge Note was valued at $225,000 which is amortized over the six-month period of the note. The Bridge Note is shown as a secured convertible promissory note net of the unamortized discount of $187,500.

Each Bridge Note accrues interest at a rate of 9% per annum which will be paid together with the repayment of the principal amount at the earliest of (i) the maturity date; (ii) prepayment of the Bridge Note at the option of the Company (iii) closing of a financing in which the aggregate proceeds to the Company are not less than $3,000,000 or (iv) the occurrence of an Event of Default (as defined in the Bridge Note).  The Purchase Agreement and each Bridge Note grants the investor a senior security interest in and to all of the Company’s existing and future right, title and interest in its tangible and intangible property.

3.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of June 30, 2010 the Company is authorized to issue 750,000,000 shares of common stock.

As of June 30, 2010, CNS California is authorized to issue 100,000,000 shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of June 30, 2010, Colorado CNS Response, Inc. is authorized to issue 1,000,000 shares of common stock.

As of June 30, 2010, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue ten thousand (10,000) shares of common stock, no par value per share.

Stock-Option Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the board of directors. A total of 10 million shares of stock were initially reserved for issuance under the 2006 Plan.

The 2006 Plan initially provided that in any calendar year, no eligible employee or director shall be granted an award to purchase more than 3 million shares of stock. The option price for each share of stock subject to an option shall be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO; provided, however, if the option is an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO shall be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term is five years from the date of grant. ISOs may be granted only to eligible employees. The Company has adopted ASC 718-20 (formerly, SFAS No. 123R-revised 2004, “Share-Based Payment”), and related interpretations. Under ASC 718-20, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The Company estimates the fair value of each option on the grant date using the Black-Scholes model.

On March 3, 2010, the Board of Directors approved an amendment to the 2006 Plan which increased the number of shares reserved for issuance under the 2006 Plan from 10 million to 20 million shares of stock.  The amendment also increased the limit on shares issued within a calendar year to any eligible employee or director from 3 million to 4 million shares of stock.  The amendment was approved by shareholders at the annual meeting held on April 27, 2010.

On March 3, 2010, the Board of Directors also approved the grant of 9,150,000 options to staff members, directors, advisors and consultants, of which 8,650,000 were in fact granted.  For staff members the options will vest equally over a 48 month period while for directors, advisors and consultants the options will vest equally over a 36 month period.  The effective grant date for accredited investors was March 3, 2010 and the exercise price of $0.55 per share was based on the quoted closing share price of the Company’s stock at the time of grant.  For non-accredited investors the grant date will be determined after obtaining a permit from the State of California allowing the granting of options to non-accredited investors.  This permit was granted by the State of California in July 2010.

As of June 30, 2010, 2,124,740 options were exercised and there were 14,870,973 options and 183,937 restricted shares outstanding under the amended 2006 Plan leaving 2,820,350 shares available for issuance of future awards.

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the periods ended June 30, 2010 and 2009 is as follows:

	For the three months ended June 30,
	2010	2009
Cost of laboratory services revenues	$6,600	$4,000
Research and development	107,000	65,200
Sales and marketing	58,700	27,000
General and administrative	267,200	106,500
Total	$439,500	$202,700

	For the nine months ended June 30,
	2010	2009
Cost of laboratory services revenues	$15,500	$12,100
Research and development	250,700	195,600
Sales and marketing	123,900	107,000
General and administrative	469,800	329,500
Total	$859,900	$644,200

Total unrecognized compensation expense as of June 30, 2010 amounted to $4,640,200

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2009	6,662,014	$0.76
Granted	-	$-
Exercised	-	-
Forfeited	(191,041)	$1.14
Outstanding at December 31, 2009	6,470,973	$0.74
Granted	8,650,000	$0.55
Exercised	-	-
Forfeited	(250,000)	0.55
Outstanding at March 31, 2010	14,870,973	$0.63
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2010	14,870,973	$0.63
Weighted average fair value of options granted during:
Three months ended June 30, 2010		-
Nine months ended June 30, 2010		$0.55

The following is a summary of the status of options outstanding at June 30, 2010:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price

$0.12	859,270	10 years	$0.12
$0.132	987,805	7 years	$0.132
$0.30	135,700	10 years	$0.30
$0.59	28,588	10 years	$0.59
$0.80	140,000	10 years	$0.80
$0.89	968,875	10 years	$0.89
$0.96	496,746	10 years	$0.96
$1.09	2,513,549	10 years	$1.09
$1.20	243,253	5 years	$1.20
$0.51	41,187	10 years	$0.51
$0.40	56,000	10 years	$0.40
$0.55	8,400,000	10 years	$0.55
Total	14,870,973		$0.63

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

At September 30, 2009, there were warrants outstanding to purchase 15,537,485 shares.  During the nine months ended June 30, 2010, a further 7,093,601 warrants were granted and 3,333,333 warrants were exercised as follows:

5,893,334 shares	$0.30	Associated with the second, third and fourth closing of the private placement transaction of 11,786,667 shares at $0.30 with 50% warrant coverage as described in Note 2

1,200,267 shares	$0.33	Associated with warrants for the lead and secondary placement agents for private placement as described in Note 2

(3,333,333) shares	$0.30	These warrants were surrendered in a net issue exercise and 2,456,126 shares were issued in lieu of cash.

At June 30, 2010, there were warrants outstanding to purchase 19,297,753 shares of the Company’s common stock at exercise prices ranging from $0.01 to $1.812 with a weighted average exercise price of $0.59.  The warrants expire at various times through 2017.

4.  RELATED PARTY TRANSACTIONS

As at June 30, 2010 accounts payable included the following: $18,000 of accrued fees due to a director in accordance with a consulting agreement.  During the nine months ended June 30, 2010 a payment of $24,000 was made to a director for consulting services per an agreement and $36,000 was paid, with board approval, to a family member of the Company’s Chief Executive Officer, who provided data discovery consulting services in support of the Company’s litigation with Mr. Brandt.

On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase two secured promissory notes in the aggregate principal amount of $500,000. For further detail, please refer to the section 2010 Promissory Note Transactions in Note 2 above.

5. LONG-TERM DEBT

During the year ended September 30, 2008 the Company issued a note payable to an officer in connection with the acquisition of NTC.  The note is non-interest bearing and the Company determined its fair value by imputing interest at an annual rate of 8%.  As of June 30, 2010 and September 30, 2009 the note has an outstanding principal balance in the amount of $48,900 and $118,600 respectively.  The entire balance is current as of June 30, 2010.

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

The following tables show operating results for the Company’s reportable segments, along with reconciliation from segment gross profit to (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:
	Three Months ended June 30, 2010
	Laboratory Information Services	Clinic	Eliminations	Total
Revenues	45,300	119,300	(5,400)	159,200

Operating expenses:
Cost of revenues	32,800	5,400	(5,400)	32,800
Research and development	302,400	-		302,400
Sales and marketing	187,500	14,100	-	201,600
General and administrative	899,600	182,100	-	1,081,700
Total operating expenses	1,422,300	201,600	(5,400)	1,618,500

Income (Loss) from operations	(1,377,000)	(82,300)	-	(1,459,300)
	Three Months ended June 30, 2009
	Laboratory Information Services	Clinic	Eliminations	Total
Revenues	$32,000	$133,700	$(5,300)	$160,400

Operating expenses:
Cost of revenues	30,700	5,300	(5,300)	30,700
Research and development	480,800	-	-	480,800
Sales and marketing	159,600	1,700	-	161,300
General and administrative	683,100	184,400	-	867,500
Total operating expenses	$1,354,200	$191,400	$(5,300)	$1,540,300

Income (Loss) from operations	$(1,322,200)	$(57,700)	$-	$(1,379,900)
	Nine Months ended June 30, 2010
	Laboratory Information Services	Clinic	Eliminations	Total
Revenues	112,100	417,600	(48,700)	481,000

Operating expenses:
Cost of revenues	101,900	15,400	(15,400)	101,900
Research and development	843,600	-	-	843,600
Sales and marketing	587,800	16,000	-	603,800
General and administrative	3,150,900	522,300	(33,300)	3,639,900
Total operating expenses	4,684,200	553,700	(48,700)	5,189,200

Income (Loss) from operations	(4,572,200)	(136,100)	-	(4,708,200)

	Nine Months ended June 30, 2009
	Laboratory Information Services	Clinic	Eliminations	Total
Revenues	$98,800	$463,400	$(34,000)	$528,200

Operating expenses:
Cost of revenues	99,800	12,500	(12,500)	99,800
Research and development	1,628,500	-	-	1,628,500
Sales and marketing	702,500	5,600	-	708,100
General and administrative	1,879,800	501,800	(21,500)	2,360,100
Total operating expenses	$4,310,600	$519,900	$(34,000)	$4,796,500

Income (Loss) from operations	$(4,211,800)	$(56,500)	$-	$(4,268,300)
The following table includes selected segment financial information as of June 30, 2010, related to goodwill and total assets:

	Laboratory Information Services	Clinic	Total
Goodwill	$-	$-	$-

Total assets	$181,200	$53,700	$234,900

7.	EARNINGS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three months and nine months ended June 30, 2010 and 2009, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months and nine months ended June 30, 2010 and 2009 are as follows:

	For the Three Months ended June 30,
	2010	2009
Net loss for computation of basic net loss per share	$(1,500,200)	$(1,600,500)
Net loss for computation of dilutive net loss per share	$(1,500,200)	$(1,600,500)

Basic net loss per share	$(0.03)	$(0.06)

Diluted net loss per share	$(0.03)	$(0.06)

Basic weighted average shares outstanding	56,023,921	25,782,277
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	56,023,921	25,782,277

	For the Nine Months ended June 30,
	2010	2009
Net loss for computation of basic net loss per share	$(4,753,200)	$(4,495,400)
Net loss for computation of dilutive net loss per share	$(4,753,200)	$(4,495,400)

Basic net loss per share	$(0.09)	$(0.18)

Diluted net loss per share	$(0.09)	$(0.18)

Basic weighted average shares outstanding	51,028,185	25,460,457
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	51,028,185	25,460,457

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:

	For the Three Months ended June 30,
	2010	2009
Convertible Debt	150,000	-
Warrants	19,297,753	7,594,401
Options	14,870,973	8,869,545

	For the Nine Months ended June 30,
	2010	2009
Convertible Debt	50,000	-
Warrants	18,904,516	7,131,036
Options	9,781,463	8,885,551

8.	COMMITMENTS AND CONTINGENT LIABILITIES

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

The Chancery Court also denied an injunction sought by Mr. Brandt to prevent the voting of shares issued by the Company in connection with our bridge financing in June 2009, and securities offering in August 2009, and dismissed Brandt's claims regarding those financings and stock issuances.  On January 4, 2010, Brandt also filed an appeal in relation to this ruling with the Delaware Supreme Court which, on April 20, 2010, affirmed the ruling of the Chancery Court.

The Chancery Court also dismissed with prejudice another action brought by Mr. Brandt, in which he claimed he had not been provided with information owed to him.

In July 2009, we filed an action in the United States District Court for the Central District of California against Mr. Brandt and certain others.  Our complaint alleged a variety of violations of federal securities laws, including anti-fraud based claims under Rule 14a-9, solicitation of proxies in violation of the filing and disclosure dissemination requirements of Regulation 14A, and material misstatements and omissions in and failures to promptly file amendments to Schedule 13D.  Mr. Brandt and the other defendants filed counterclaims against us, alleging violations of federal securities laws relating to alleged actions and statements taken or made by us or our officers and directors in connection with Mr. Brandt’s proxy and consent solicitations.  On March 10, 2010, we dismissed the Company’s claims against EAC, and EAC dismissed its claims against us and Mr. Carpenter.  On April 10, 2010, Mr. Brandt's attorneys moved to withdraw from representing Mr. Brandt in the case.  On July 7, 2010, Mr. Brandt moved to dismiss his counterclaims against the Company and the Company consented to dismiss its complaint against Mr. Brandt.  On July 13, 2010, all of the Company’s claims and Mr. Brandt’s counterclaims in such action were dismissed.  This resolved all pending actions between the Company and Mr. Brandt.

We have expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  We do not know whether Mr. Brandt will institute new claims against us and the defense of any such claims could involve the expenditure of additional resources by the Company.

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

The Company leases a copier for $200 per month which it accounts for as a capital lease with an interest rate of 9% per year. The lease terminates in February 2013, at which time the copier can be purchased at fair value.

The Company incurred rent expense of $19,600 and $38,500 for the three months ended June 30, 2010 and 2009 and $83,000 and $108,400 for the nine months ended June 30, 2010 and 2009

9.     SUBSEQUENT EVENTS

Events subsequent to June 30, 2010 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  The following events have occurred since June 30, 2010.

Publication of our results

On July 3, 2010, a paper with the results of our study, which had been peer-reviewed by the Journal of Psychiatric Research, was published on-line at its website while awaiting hard-copy publication. The study, the largest in our history, was a randomized, single blinded, controlled, parallel group, multicenter study.  The patients in the study experienced depression treatment failure of one or more selective serotonin reuptake inhibitors (SSRIs) and/or had failure with at least two classes of antidepressants.  The patients fell into two groups:  1) those treated with rEEG medication guidance, and 2) those treated with the modified STAR*D treatment algorithm. The 12-week study, which included 114 patients at 12 medical sites, including Harvard, Stanford, Cornell, UCI and Rush, found that rEEG significantly outperformed the modified STAR*D treatment algorithm.  The difference, or separation, between rEEG and the control group was 50 and 100 percent for the study’s two primary endpoints.  Typically, separation between a new treatment and a control group is less than 10 percent in antidepressant studies.

Secured Convertible Debt Financings

On July 5, 2010, we issued two unsecured promissory notes (each, a “Deerwood Note”) in the aggregate principal amount of $250,000 to Deerwood Partners LLC and Deerwood Holdings LLC, with each investor purchasing a note in the aggregate principal amount of $125,000.  The Deerwood Notes mature on December 15, 2010.  We received $250,000 in gross proceeds from the issuance of these notes.  SAIL Venture Partners L.P. (“SAIL”), of which our director David Jones is a managing partner, issued an unconditional guaranty to each of these investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under each Deerwood Note.  We have agreed to indemnify SAIL and grant to SAIL a security interest in our assets in connection with the guaranties.

Each Deerwood Note accrues interest at a rate of 9% per annum which will be paid together with the repayment of the principal amount at the earliest of (i) the maturity date; (ii) prepayment of the Deerwood Note at our option (iii) closing of a financing in which the aggregate proceeds to us are not less than $3,000,000 or (iv) the occurrence of an Event of Default (as defined in the Deerwood Note).  In addition, pursuant to a separate agreement that we entered into with each of the Deerwood investors, each investor will have the right to convert its note into shares of our common stock at a conversion price of $0.50.  The conversion price is subject to customary anti-dilution adjustments, but will never be less than $0.30.

The managing members of each of Deerwood Partners LLC and Deerwood Holdings LLC are George J. Kallins, M.D., who joined the Company’s Board of Directors on July 5, 2010, and his spouse Bettina Kallins.

On June 3, 2010, we had entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn, pursuant to which Mr. Pappajohn agreed to purchase two secured promissory notes (each, a “Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010.  On June 3, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the first Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the second Bridge Note.  In connection with his purchase of the second Bridge Note, Mr. Pappajohn received a warrant to purchase up to 250,000 shares of our common stock in accordance with the Bridge Note and Warrant Purchase Agreement.  The exercise price of the warrant (subject to customary anti-dilution adjustments) is $0.50 per share.

Pursuant to a separate agreement that we entered into with Mr. Pappajohn on July 25, 2010, we have granted him a right to convert his Bridge Notes into shares of our common stock at a conversion price of $0.50.  The conversion price is subject to customary anti-dilution adjustments, but will never be less than $0.30.  We have also agreed to enter into a registration rights agreement covering the securities issuable upon exercise of the warrant and on conversion of the Bridge Notes.

Each Bridge Note accrues interest at a rate of 9% per annum which will be paid together with the repayment of the principal amount at the earliest of (i) the maturity date; (ii) prepayment of the Bridge Note at the option of the Company (iii) closing of a financing in which the aggregate proceeds to the Company are not less than $3,000,000 or (iv) the occurrence of an Event of Default (as defined in the Bridge Note).  The Purchase Agreement and each Bridge Note grants the investor a senior security interest in and to all of the Company’s existing and future right, title and interest in its tangible and intangible property.

Grant of Warrants and Options to purchase common stock

On July 5, 2010, the Board of Directors granted warrants to purchase 500,000 shares of common stock to Mr. Brian Thompson for consulting services he had rendered to the Company, advising on and assisting with fund raising activities.  Mr. Thompson is an employee of Equity Dynamics, Inc., a company owned by Mr. Pappajohn.   These warrants have an exercise price of $0.30 cents per share, are exercisable from the date of grant and have a term of 10 years from the date of grant.  At the same meeting, the Board also approved the grant of 800,000 options in total to a new member of management, Michael Darkoch, EVP and Chief Marketing Officer, a new director, Dr. Kallins, and a new advisor to the Company. The options have an exercise price of $0.40 and a term of 10 years.  In the case of Mr. Darkoch, the options, the grant of which took effect upon commencement of his employment on July 6, 2010, vest evenly over a period of 48 months.  The options for Dr. Kallins and the advisor vest evenly over a 36 month period.

Letter from the FDA

On July 27, 2010, we received a letter from the FDA division that was reviewing our 510(k) submission.  This letter informed us that the FDA had determined that our rEEG service was not substantially equivalent ("NSE") to the predicate devices that had been granted 510(k) clearance.  The FDA concluded that the rEEG service had new indications for use, which alters the diagnostic effect and impacts safety and effectiveness.  Consequently, the FDA suggests that the rEEG service is a class III device which requires an approved premarket approval application (PMA) before it can be marketed legally, unless it is otherwise reclassified.  A statement of classification as a class III device is standard procedure for any 510(k) submission that receives an NSE letter, and does not represent a final FDA action classifying the product into class III.

We currently plan to continue marketing as a non-device laboratory information service, while continuing to discuss alternative approaches with the FDA.  Alternative approaches, which are not mutually exclusive, may consist of (1) filing a request for reconsideration of the NSE letter and/or (2) submitting a new 510(k) with revised claims for rEEG and/or additional information about the predicate devices.   There is some risk that the FDA will seek to take enforcement action against rEEG based upon the agency's position that rEEG is a medical device if we continue to market our service.  The Company and its advisors continue to believe that the Company’s activities consist of medication sensitivity reference testing, as is performed by commercial laboratories and clinical review organizations, which is not subject to regulation by the FDA.

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

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the three and nine months ended June 30, 2010 and 2009.  Except for historical information, the matters discussed in this management's discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our inability to raise additional funds to support operations and capital expenditures;

•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

•	our inability to successfully compete against existing and future competitors;

•	our inability to manage and maintain the growth of our business;

•	our inability to protect our intellectual property rights; and

•	other factors discussed under the headings “Risk Factors” and “Business” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

Laboratory Information Services

Traditionally, prescription of medication for the treatment of behavioral disorders (such as depression, bipolar disorders, eating disorders, addiction, anxiety disorders, ADHD and schizophrenia) has been primarily based on symptomatic factors, while the underlying physiology and pathology of the disorder can rarely be analyzed, often resulting in multiple ineffective, costly, and often lengthy, courses of treatment before effective medications are identified.  Some patients never find effective medications.

We believe that our technology offers an improvement upon traditional methods for determining a course of medication for patients suffering from non-psychotic behavioral disorders because our technology is designed to correlate the success of courses of medication with the neurophysiological characteristics of a particular patient. Our technology provides medical professionals with medication sensitivity data for a subject patient based upon the identification and correlation of treatment outcome information from other patients with similar neurophysiologic characteristics.   This treatment outcome information is contained in a proprietary outcomes database that consists of over 17,000 medication trials for patients with psychiatric or addictive problems (the “CNS Database”).  For each patient in the CNS Database, we have compiled electroencephalographic (“EEG”) scans, symptoms and outcomes often across multiple treatments from multiple psychiatrists and physicians.  This patented technology, called “Referenced-EEG®” or “rEEG®”, represents an innovative approach to identifying effective medications for patients suffering from debilitating behavioral disorders.

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

Business operations

Since our inception, we have generated significant net losses. As of June 30, 2010, we had an accumulated deficit of $29.9 million. We incurred operating losses of $4.71 million and $4.27 million for the nine months ended June 30, 2010 and 2009, respectively.  We expect our net losses to continue for at least the next couple of years.

As of June 30, 2010, our current liabilities of approximately $2.0 million exceeded our current assets of approximately $0.2 million and our net losses will continue for the foreseeable future.  We will need substantial additional funds immediately to continue our operations and substantial additional funds before we can increase demand for our rEEG services.  We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.  If adequate funds are not available, we may be required to delay or curtail significantly our development and commercialization activities.  This would have a material adverse effect on our business, financial condition and/or results of operations, and could ultimately cause us to have to cease operations.

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

Recent Events

The Private Placement Transactions

2009 Private Placement Transactions

           On August 26, 2009, we received gross proceeds of approximately $2,043,000 in the first closing of our private placement transaction with six investors.  Pursuant to Subscription Agreements entered into with the investors, we sold approximately 38 Investment Units at $54,000 per Investment Unit.  Each “Investment Unit” consists of 180,000 shares of our common stock and a five year non-callable warrant to purchase 90,000 shares of our common stock at an exercise price of $0.30 per share.  After commissions and expenses, we received net proceeds of approximately $1,792,300 upon the first closing of our private placement.  On December 24, 2009, we had a second closing of our private placement in which we received additional gross proceeds of approximately $2,996,000 from 24 investors.  At the second closing, we sold approximately 55 Investment Units on the same terms and conditions as the Investment Units sold at the first closing.  After commissions and expenses, we received net proceeds of approximately $2,650,400 in connection with this second closing of our private placement.  On December 31, 2009, we had a third closing of our private placement in which we received additional gross proceeds of approximately $432,000 from five investors.  At the third closing, we sold 8 Investment Units on the same terms and conditions as the Investment Units sold at the first closing. After commissions and expenses, we received net proceeds of approximately $380,200 in connection with this third closing of our private placement.  On January 4, 2010, the Company completed its fourth and final closing of its private placement, resulting in additional gross proceeds to the Company of $108,000 from two investors.  At this fourth closing, we sold 2 Investment Units on the same terms and conditions as the Investment Units sold at the first closing. After commissions and expenses, we received net proceeds of approximately $95,000 in connection with this final closing of our private placement.   These private placement transactions are described in further detail in Note 2 to the unaudited condensed consolidated financial statements.

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

2010 Private Placement Transactions

On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase two secured promissory notes (each, a “Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010.  On June 3, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the first Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned us $250,000 in exchange for the second Bridge Note.  In connection with his purchase of the second Bridge Note, Mr. Pappajohn received a warrant to purchase up to 250,000 shares of our common stock.  The exercise price of the warrant (subject to customary anti-dilution adjustments) is $0.50 per share.

Pursuant to a separate agreement that we entered into with Mr. Pappajohn on July 25, 2010, we have granted him a right to convert his Bridge Notes into shares of our common stock at a conversion price of $0.50.  The conversion price is subject to customary anti-dilution adjustments, but will never be less than $0.30.  We have also agreed to enter into a registration rights agreement covering the securities issuable upon exercise of the warrant and conversion of the Bridge Notes.  The Bridge Notes are described in further detail in Note 2 to the unaudited condensed consolidated financial statements.

Matters Involving our Former Chief Executive Officer and Former Director, Leonard Brandt

On April 10, 2009, our Board of Directors voted to remove Len Brandt as the CEO of the Company and appointed George Carpenter as our CEO. On the same date, Mr. Brandt resigned as Chairman of the Board, but retained his seat on the Board of Directors.  On June 19, 2009, Mr. Brandt informed us of his intention to call a special meeting of Company stockholders in lieu of an annual meeting, for the purpose of unseating the other members of the Board and replacing them with his nominees.  Subsequently, Mr. Brandt made multiple mailings to stockholders purporting to give notice of a meeting, scheduled multiple dates for the meeting and attempted to call and adjourn meetings on at least six occasions.  Mr. Brandt failed to convene a quorum or take any action at any of these meetings.

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

On December 2, 2009, following a two day trial, the Delaware Court of Chancery entered judgment for the Company and its incumbent directors in the Section 225 action and dismissed the action with prejudice.  The entry of Judgment for the Company in the Section 225 action and dismissal of that action terminated the “status quo” order, including its restrictions on the Company’s ability to engage in certain corporate actions.  The Chancery Court also denied Brandt’s motion for an injunction that sought to prevent the voting of shares issued by us in connection with our bridge financings in May and June of 2009 and the securities offering in August 2009, dismissed Mr. Brandt's counterclaims alleging breaches of duties in connection with those transactions, and dismissed with prejudice another action brought by Mr. Brandt that claimed he had not been provided information owed to him.  Finally, the Court dismissed our claims against Mr. Brandt without prejudice.

On January 4, 2010, Mr. Brandt filed an appeal with the Supreme Court of the State of Delaware from the Chancery Court's ruling in the Section 225 action.  Mr. Brandt also appealed the denial of his requested injunction and the dismissal of his claims regarding the financings and stock issuances, but he dismissed this appeal on February 25, 2010, and that ruling thereby became final and un-appealable.  On April 20, 2010 the Delaware Supreme Court summarily affirmed the ruling of the Chancery Court dismissing the Section 225 action.

On September 29, 2009, the company held its first annual meeting of Stockholders at which each of George Carpenter, Henry Harbin, M.D., David Jones, John Pappajohn, Jerome Vaccaro, M.D. and Tommy Thompson were elected as directors.  On April 27, 2010, the company held its 2010 annual meeting of Stockholders and five of the six directors were reelected. The sixth, Tommy Thompson, had resigned from the board.

We filed an action in the United States District Court for the Central District of California against Mr. Brandt and certain others in July 2009 and Mr. Brandt subsequently counterclaimed.  On July 7, 2010 Mr. Brandt moved to dismiss his counterclaims against the Company and the Company consented to dismiss its complaint against Mr. Brandt and on July 13, 2010, all of the Company’s claims and Mr. Brandt’s counterclaims in such action were dismissed. This resolved all pending actions between the Company and its former CEO.

We have expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  We do not know whether Mr. Brandt will institute new claims against us and the defense of any such claims could involve the expenditure of additional resources by the Company.

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

A paper with the results of this study has been peer-reviewed by the Journal of Psychiatric Research, has been published on-line at its website as of July 3, 2010 and is awaiting hard-copy publication.

Correspondence with FDA and Decision to Seek 510(k) Clearance

Since April of 2008, we have been in a dialogue with the FDA regarding whether rEEG constitutes a medical device which is subject to regulation by the FDA.  On April 10, 2008 we received correspondence from the FDA in which the FDA indicated it believed, based in part on the combination of certain marketing statements it read on our website, together with the delivery of our rEEG Reports, that we were selling a software product to aid in diagnosis, which constituted a “medical device” requiring pre-market approval or 510(k) clearance by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the “Act”).  We do not believe that sales of our Laboratory Information Services, including our rEEG Reports, are subject to regulatory pre-market approval or 510(k) clearance.  We responded to the FDA on April 24, 2008 indicating that we believed it had incorrectly understood our product offering, and clarified that our Laboratory Information Services are not diagnostic and thus do not constitute a medical device.  On December 14, 2008, the FDA again contacted us and indicated that, based upon its review of our description of our intended use of the rEEG Reports on our website, it continued to maintain that the rEEG Reports met its definition of medical devices. In response to the FDA communications, we made a number of changes to our website and other marketing documents to reflect that rEEG is a service to aid in medication selection and is not an aid to diagnosis.  On September 4, 2009, through our regulatory counsel, we responded to the December 14, 2008 FDA letter explaining our position in more detail.

On December 28, 2009 we received a response from Jeffrey Shuren M.D., J.D., Acting Director of FDA's Center for Devices and Radiological Health ("CDRH").  This letter stated that FDA still believed that rEEG was a device subject to FDA regulation.  Dr. Shuren stated that FDA believed that rEEG would fit into the regulatory scheme under an existing regulation and classification for class II devices and thus be subject to 510(k) clearance.  Dr. Shuren's letter suggested several possible similar devices.

Based in part on Dr. Shuren's letter, on April 1, 2010 we filed an application to obtain 510(k) clearance for our rEEG service based upon its equivalence to predicate devices that already have FDA clearance.

Since submitting our 510(k) application on April 1, 2010 we have been in routine communication with the FDA and were responding to their comments.  On July 27, 2010 we received a letter from the FDA division that was reviewing the submission.  This letter informed us that they had determined that our rEEG service was not substantially equivalent ("NSE") to the predicate devices that had been granted 510(k) clearance.  The FDA concluded that the rEEG service had new indications for use, which alters the diagnostic effect and impacts safety and effectiveness.  Consequently, the FDA suggests that the rEEG service is a class III device which requires an approved premarket approval application (PMA) before it can be marketed legally, unless it is otherwise reclassified.  A statement of classification as a class III device is standard procedure for any 510(k) submission that receives an NSE letter, and does not represent a final FDA action classifying the product into class III.

We currently plan to continue marketing as a non-device laboratory information service, while continuing to discuss alternative approaches with the FDA.  Alternative approaches, which are not mutually exclusive, may consist of (1) filing a request for reconsideration of the NSE letter and/or (2) submitting a new 510(k) with revised claims for rEEG and/or additional information about the predicate devices.   There is some risk that the FDA will seek to take enforcement action against rEEG based upon the agency's position that rEEG is a medical device if we continue to market our service.  The Company and its advisors continue to believe that the Company’s activities consist of medication sensitivity reference testing, as is performed by commercial laboratories and clinical review organizations, which is not subject to regulation by the FDA.

2010 Annual Meeting

On April 27, 2010, the Company held its 2010 annual meeting of stockholders and five of the six directors originally elected in September 2009 were reelected; the sixth, Tommy Thompson, had previously resigned from the board. In addition, the 2006 Stock Incentive Plan was amended to increase the number of shares reserved for issuance under the plan from 10 million to 20 million shares of common stock and to increase the maximum number of shares of common stock issuable within a calendar year to any eligible employee or director from 3 million to 4 million shares.

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

Results of Operations for the three months ended June 30, 2010 and 2009

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

 The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended June 30,
	2010	2009

Revenues	100%	100%
Cost of revenues	21	19
Gross profit	78	81
Research and development	190	300
Sales and marketing	127	101
General and administrative expenses	679	541
Operating loss	(917)	(860)
Other income (expense), net	(26)	(138)
Net income (loss)	(942)%	(998)%

Revenues

	Three Months Ended June 30,
	2010	2009	Percent Change

Laboratory Information Service Revenues	$39,900	$26,700	49%
Clinical Services Revenues	119,300	133,700	(11)%
Total Revenues	$159,200	$160,400	(1)%

With respect to our Laboratory Information Services business, the number of non-clinical study related paid rEEG Reports delivered increased from 69 for the quarter ended June 30, 2009 to 101 for the quarter ended June 30, 2010, while the average revenue per report increased from approximately $387 to $395 for each respective period.  The total number of free rEEG reports, which were not associated with our clinical trial, increased from 49 for the quarter ended June 30, 2009 to 67 for the quarter ended June 30, 2010.  These free reports are for training, database-enhancement and compassionate-use purposes.  Now that our multi-site clinical study, which validates the efficacy of our service, has been published we do anticipate a modest increase in revenue given that there has, to date, only been limited marketing support for these revenues.  We are also starting to focus on contracts with insurance payers and the military, which should increase the number of reports processed.  Furthermore, we will also start offering our services to pharmaceutical companies to assist them with their product development activities.

On July 27, 2010 we received a letter from the FDA division that was reviewing our 510(k) submission suggesting that the rEEG service, unless otherwise reclassified, is a class III device which, as standard procedure, would requires an approved premarket approval application (PMA) before it can be marketed legally.  We are currently evaluating our alternatives in response to the FDA letter.  We will continue to discuss alternative approaches with the FDA.  During the pendency of these proceedings, we will be able to continue to market our service as a non-device laboratory information service.  There is some risk that the FDA will seek to take enforcement action against rEEG based upon the Agency's position that rEEG is a medical device if we continue to market our service.  For more detail on this please refer to the section above on Correspondence with FDA and Decision to Seek 510(k) Clearance.

Our Clinical Services revenue declined by $14,400 for the quarter ended June 30, 2010, as compared to the corresponding prior year period, because of a reduction in the hours available by the prescribing staff to attend to new patients. To rectify this, we have recruited a new psychiatrist, who started working with our Clinical Services at the beginning of August, 2010.  We anticipate that new patient volume, and therefore revenues, will start increasing in the fourth quarter of this calendar year.  We do not plan to materially expand our Clinical Services business beyond its current potential, and therefore we do not anticipate a significant increase in revenues generated by this business segment beyond revenues that would permit this business to remain a self-sustaining, stand-alone clinic.

Cost of Revenues

	Three Months Ended June 30,
	2010	2009	Percent Change

Cost of Laboratory Information Services revenues	$32,800	$30,700	7%

Cost of Laboratory Information Services revenues consists of payroll costs, consulting costs, and other miscellaneous charges.  Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report.  For the quarter ended June 30, 2010, cost of revenues consisted primarily of direct labor and benefit costs (including stock-based compensation costs) of $27,500, and consulting fees of $6,900.  For the quarter ended June 30, 2009, cost of revenues included direct labor and benefit costs (including stock based compensation costs) of $24,600, and consulting fees of $5,900.  Direct labor and benefits remained consistent for the two periods; the minor increase was due to stock-based compensation.  Consulting fees increased in 2010 due to the higher number of rEEG Reports delivered.  We ultimately expect cost of revenues to decrease as a percentage of revenues as operating efficiencies improve with the volume of reports processed.

Research and Development

	Three Months Ended June 30,
	2010	2009	Percent Change

Laboratory Information Services research and development	$302,400	$480,800	(37)%

Research and development expenses consist of clinical studies, training of doctors in the use of our rEEG reports and research studies, consulting fees, payroll costs (including stock-based compensation costs), expenses related to database enhancements and maintenance, and other miscellaneous costs.   Research and development costs for the quarter ended June 30, 2010, primarily consisted of the following: payroll and benefit costs (including stock based compensation) of $234,200, consultant costs of $42,600, database costs of $9,600 and other miscellaneous costs of $16,000.  For the comparable period for 2009, research and development costs included: payroll and benefit costs (including stock based compensation) of $198,400, consultant costs of $33,200, database costs of $3,200 and other miscellaneous costs of $13,500. Additionally, as the clinical study was in progress for the 2009 quarter only, clinical study patient costs were $204,400 and patient marketing and recruitment costs were $28,100.

Comparing the three months ended June 30, 2010 with the corresponding period in 2009, clinical study patient costs and patient marketing and recruitment costs were eliminated in the 2010 quarter as the study was completed in September 2009.  Consequently, the focus of the research and development department moved from the clinical study to data analysis, the preparation of scientific papers for publications and the generation of grant applications for research funding.  Additionally, the focus was also moved to enhancing the rEEG production system and the application for 510(k) clearance with the FDA.  With these shifts in focus, consulting fees increased slightly by $9,500 with $17,400 being spent on research and $25,500 being spent on product enhancements.  Payroll and benefits increased by $35,800 in the 2010 quarter primarily due a reassignment of a staff member between departments and an increase in stock based compensation.  The increase in database costs was as a result of credits to our network of rEEG users for patient outcome data to enhance our database.

Sales and marketing

	Three Months Ended June 30,
	2010	2009	Percent Change
Sales and Marketing
Laboratory Information Services	$187,500	$159,600	17%
Clinical Services	14,100	1,700	729%
Total Sales and Marketing	$201,600	$161,300	25%
Sales and marketing expenses associated with our Laboratory Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees and conference and travel expenses.   Sales and marketing expenses for the quarter ended June 30, 2010 primarily consisted of the following expenses: payroll and benefits $126,400 advertising and marketing $748, consulting $38,700 and conferences and travel $11,800. For the comparable period in 2009 expenses were as follows: payroll and benefits $136,900, advertising and marketing $8,400, consulting $6,600 and conferences and travel $3,400.

Comparing the three month period ended June 30, 2010 with the similar quarter in 2009, payroll and benefits decreased by $10,600 in the 2010 quarter as a result of the reassignment of staff to another department.  Advertising and marketing expenses decreased by $7,700 as advertising was curtailed while the Company applied for its 510(k) clearance and marketing efforts were largely limited to planning and network development. Consulting expenses increased largely due to the use of a consulting resource to undertake network development activities. Conference and travel expenses increased by $8,300 in the 2010 quarter as a result of attendance at the American Psychiatric Association (APA) annual convention, where the Company first presented its prototype iPad application which interfaces with the rEEG system user portal.

The Clinical Services sales and marketing expenses consists of advertising to attract patients to the clinic. In the quarter ending June 30, 2010, Clinical Services also invested in re-launching its updated website and the development of a new marketing strategy.  We anticipate a moderate increase in marketing expenditure to attract new patients to the clinic as the capacity to see patients has increased with the addition of a second psychiatrist.

General and administrative

	Three Months Ended June 30,
	2010	2009	Percent Change
General and administrative
Laboratory Information Services	$899,600	$683,100	32%
Clinical Services	$182,100	184,400	(1)%
Total General and administrative	$1,081,700	$867,500	25%

General and administrative expenses for our Laboratory Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal, patent costs, other professional and consulting fees, general administrative and occupancy costs, conference and travel and miscellaneous costs.  For the quarter ended June 30, 2010, General and Administrative costs consisted of salaries and benefit costs of $409,600; legal fees of $266,500; other professional and consulting fees of $96,600; general administrative and occupancy costs of $90,300; patent costs $18,200 and conference and travel costs of $18,200.   For the corresponding period in 2009, General and Administrative costs consisted of the following: salaries and benefit costs of $171,400; legal fees of $258,900; other professional and consulting fees of $105,800; general administrative and occupancy costs of $102,900; patent costs of $23,600 and conference and travel expenses of $20,400.

With respect to our Laboratory Information Services business, payroll and benefit expenses increased by a net $238,200 for the quarter ended June 30, 2010 compared to the prior year quarter, due to a change in the staff mix, primarily because the Chief Financial Officer joined the Company in the 2010 quarter.  Additionally stock compensation increased by $160,700 as the Company expensed the vested options which were granted in March 2010 (as disclosed in Note 3) to management, directors, advisors and consultants.  Professional and consulting fees decreased by a net $9,200; part of the decrease was a due to the hiring the CFO, who was formerly a consultant; this reduction in fees was largely offset by consulting resources engaged to assist with the Company’s publicity and insurance payer strategies. Legal fees increased by a net $7,600, consisting of lower regular legal fees of $55,800, which were more than offset by litigation fees of $63,400 associated with the Brandt appeal and the wrap up of the litigation in the California Supreme Court (see Matters Involving our Former Chief Executive Officer and Former Director, Leonard Brandt). General and administrative costs decreased by a net $12,600 largely due to a reduction in bad debt write-downs.  Patent expenses and conference and travel costs did not change substantially quarter over quarter.

General and administrative expenses for our Clinical Services business include all costs associated with operating NTC.  This includes payroll costs, medical supplies, occupancy costs and other general and administrative costs.  These costs remained constant for the quarter ended June 30, 2010 compared to the same period in 2009.

Interest income (expense)

	Three Months Ended June 30,
	2010	2009	Percent Change

Laboratory Information Services (Expense), net	$(40,900)	$(216,300)	(81)%
Clinical Services (Expense)	-	-	*
Total interest income (expense)	$(40,900)	$(216,300)	(81)%
* not meaningful

With respect to our Laboratory Information Services business, we earned interest income of $400 for the quarter ended June 30, 2010 from an interest bearing account.  This was offset by $3,800 of interest expense on promissory notes. Additionally, the beneficial conversion discount amortization of the June 3, 2010 Bridge Note was $37,500 for the period and charged to interest.  For the comparable period in 2009, net interest income was $400, while interest expenses on outstanding promissory notes were 19,200.  Additionally, we incurred warrant discount charges of $107,500 associated with the bridge financings during the quarter ended June 30, 2009.  Furthermore, a charge of $90,000 was incurred in the quarter ended June 30, 2009 as a financing premium in connection with the promissory note issued to Mr. Pappajohn.

Net Loss

	Three Months Ended June 30,
	2010	2009	Percent Change

Laboratory Information Services net loss	$(1,417,900)	$(1,541,400)	(9)%
Clinical Services net loss	(82,300)	(59,100)	39%
Total Net Loss	$(1,500,200)	$(1,600,500)	(7)%

The decrease in net loss of $100,300 in the three months ended June 30, 2010 compared to the prior year period is due primarily to net decreases in research and development costs from the completion of the clinical trial and decreases in our interest and financing charges. These decreases were more than offset by increased Sales and Marketing expenditure and General and Administration expenditure, which includes litigation expenses incurred in defending the lawsuit brought by Mr. Brandt and by Interest expenses, which included a beneficial conversion charge on the June 3, 2010, Bridge Note.

Results of Operations for the nine months ended June 30, 2010 and 2009

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Nine Months Ended June 30,
	2010	2009

Revenues	100%	100%
Cost of revenues	21	19
Gross profit	79	81
Research and development	175	308
Sales and marketing	126	134
General and administrative expenses	757	447
Operating loss	(979)	(808)
Other income (expense), net	(9)	(43)
Net income (loss)	(988)%	(851)%

Revenues

	Nine Months Ended June 30,
	2010	2009	Percent Change

Laboratory Information Service Revenues	$96,700	$86,300	12%
Clinical Services Revenues	384,300	441,900	(13)%
Total Revenues	$481,000	$528,200	(9)%

With respect to our Laboratory Information Services business the number of paid rEEG Reports delivered increased from 222 for the nine months ended June 30, 2009, to 248 for the nine months ended June 30, 2010, while the average revenue per report remained constant at approximately $390.  The total number of free rEEG reports, which were not associated with our clinical trial, increased from 123 for the nine months ended June 30, 2009, to 160 for the same period ended June 30, 2010.  These free rEEG reports are for training, database-enhancement and compassionate-use purposes.  Now that our multi-site clinical study, which validates the efficacy of our service, has been published, we do anticipate a modest increase in revenue given that there has only been limited marketing support for these revenues to date.  We are also starting to focus on our contracts with insurance payers and the military, which should increase the number of eEEG reports processed.  Furthermore, we will also start offering our services to pharmaceutical companies to assist them with their product development activities.

On July 27, 2010 we received a letter from the FDA division that was reviewing our 510(k) submission suggesting that the rEEG service, unless otherwise reclassified, is a class III device which, as standard procedure, would requires an approved premarket approval application (PMA) before it can be marketed legally.  We are currently evaluating our alternatives in response to the FDA letter.  We will continue to discuss alternative approaches with the FDA.  During the pendency of these proceedings, we will be able to continue to market our service as a non-device laboratory information service.  There is some risk that FDA will seek to take enforcement action against rEEG based upon the Agency's position that rEEG is a medical device if we continue to market our service.  For more detail on this please refer to the section above on Correspondence with FDA and Decision to Seek 510(k) Clearance.

Our Clinical Services revenue declined by $57,600 for the nine months ended June 30, 2010, as compared to the corresponding prior year period; this was because of a reduction in the hours available by the prescribing staff to attend to new patients. To rectify this we have recruited a new psychiatrist, who started working with our Clinical Services at the beginning of August, 2010.  We anticipate that new patient volume, and therefore revenues, will start increasing in the fourth quarter of calendar 2010.  We do not plan to materially expand our Clinical Services business beyond its current potential, and therefore we do not anticipate a significant increase in revenues generated by this business segment beyond being a self-sustaining, stand-alone clinic.

Cost of Revenues

	Nine Months Ended June 30,
	2010	2009	Percent Change

Cost of Laboratory Information Services revenues	$101,900	$99,800	2%

Cost of Laboratory Information Services revenues consists of payroll costs, consulting costs, and other miscellaneous charges.  Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report.  For the nine months ended June 30, 2010, cost of revenues were $101,900 consisting primarily of direct labor and benefit costs (including stock-based compensation costs) of $77,900 and consulting fees of $24,400.  For the nine months ended June 30, 2009, cost of revenues were $99,800, which includes direct labor and benefit costs (including stock based compensation costs) of $75,500, and consulting fees of $22,300.  There has been no material change in Cost of Laboratory Information Services revenues for the two nine-month periods ending June 30, 2010 and 2009.

We ultimately expect cost of revenues to decrease as a percentage of revenues as operating efficiencies improve with the volume of reports processed.

Research and Development

	Nine Months Ended June 30,
	2010	2009	Percent Change

Laboratory Information Services research and development	$843,600	$1,628,500	(48)%

Research and development expenses consist of payroll costs (including stock-based compensation costs), consulting fees, clinical study costs, patient marketing and recruitment costs and other miscellaneous costs.  Research and development costs for the nine months ended June 30, 2010, included the following: payroll and benefit costs (including stock based compensation) of $631,100, consultant costs of $157,400 and other miscellaneous costs of $55,100 which include travel, database and support costs.  There were negligible clinical study patient costs or patient marketing and recruitment costs incurred for the nine months ended June 30 2010.  For the comparable period for 2009, research and development costs included: payroll and benefit costs (including stock based compensation) of $594,600, consultant costs of $49,200 and other miscellaneous costs of $54,800 which included travel, database and support costs.  Additionally, as the clinical study was in progress during the 2009 period, research and development costs included clinical study patient costs of $777,600 and patient marketing and recruitment costs of $152,400.

Comparing the nine months ended June 30, 2010 with the corresponding period in 2009, clinical study patient costs and patient marketing and recruitment costs were eliminated in the 2010 period as the study was completed in September 2009.  Consequently, the focus of the research and development department moved from conducting the clinical study to analyzing the data and drafting scientific papers for publications; the department also generated several applications for research grants for future funding.  Additionally, the focus moved to enhancing the rEEG production system and the preparation of the 510(k) application with the FDA.  With this shift in focus, consulting fees increased by $108,100; in total $40,000 was spent on research and $157,400 was spent on product enhancements.  Of the $157,400, $56,900 was spent on consulting resources assisting with the filing of our 510(k) application with the FDA, the balance, $100,500, was spent on programming resources to improve our database and the rEEG process.  Payroll and benefits increased by $36,500 in the 2010 period primarily due to the reassignment of a staff member between departments and due to an increase in stock based compensation.
 Sales and marketing

	Nine Months Ended June 30,
	2010	2009	Percent Change
Sales and Marketing
Laboratory Information Services	$587,800	$702,500	(16)%
Clinical Services	16,000	5,600	186%
Total Sales and Marketing	$603,800	$708,100	(15)%

Sales and marketing expenses associated with our Laboratory Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees and conference and travel expenses.  Sales and marketing expenses for the nine-month period ended June 30, 2010 included the following expenses: payroll and benefits $363,500, advertising and marketing $58,700, consulting $89,100 and conferences and travel $45,600. For the comparable period in 2009 expenses were as follows: payroll and benefits $457,900, advertising and marketing $105,100, consulting $74,200 and conferences and travel $20,500.

Comparing the nine months ended June 30, 2010, with the same period in 2009; payroll and benefits decreased by $94,400 in the 2010 period as a result a reduction in staff and the reassignment of staff to another department.  Advertising and marketing expenses decreased by $46,400 as advertising was curtailed while the Company awaited its 510(k) clearance and marketing efforts were largely limited to planning and network development, whereas for the 2009 period the Company was actively executing its advertising and marketing plans.  Conference and travel expenses increased by $25,100 in the 2010 period as the Company conducted its first user-group conference in January 2010.

The Clinical Services sales and marketing expenses consists of advertising to attract patients to the clinic. In the nine months ending June 30, 2010, Clinical Services also invested in re-launching its updated website and the development of a new marketing strategy, which accounted for the increase in expenditure.  We anticipate a moderate increase in marketing expenditure to attract new patients to the clinic as the capacity to treat patients has increased with the addition of a second psychiatrist.

General and administrative

	Nine Months Ended June 30,
	2010	2009	Percent Change
General and administrative
Laboratory Information Services	$3,117,600	$1,858,300	68%
Clinical Services	$522,300	501,800	4%
Total General and administrative	$3,639,900	$2,360,100	54%

General and administrative expenses for our Laboratory Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal, patent costs, other professional and consulting fees, general administrative and occupancy costs, conference and travel and miscellaneous costs.  For the nine-months ended June 30, 2010, General and Administrative costs included the following: salaries and benefit costs of $774,300; legal fees of $1,484,900: other professional and consulting fees of $381,100; general administrative and occupancy costs of $333,200; patent costs $61,400 and conference and travel costs of $82,400.   For the same period in 2009, General and Administrative costs included the following: salaries and benefit costs of $627,000; legal fees of $390,300; other professional and consulting fees of $336,800; general administrative and occupancy costs of $345,700; patent costs of $112,700 and conference and travel expenses of $45,700.  Additionally other one-time miscellaneous charges of $99,700 were booked for the 2009 period.

With respect to our Laboratory Information Services business, in the nine months ended June 30, 2010 in comparison to the same period in 2009, payroll and benefit expenses increased by a net $147,300 of which $140,200 was due to an increase in stock based compensation primarily due to the accounting for vested option grants given to employees, directors, advisors and consultants in March 2010.  The balance of the change was due to the staff mix as the former CEO, Mr. Brandt left the Company in April 2009 and the former President, Mr. Carpenter became the CEO.  Additionally the Chief Financial Officer (CFO), who was previously engaged as a consultant, joined the staff in mid February, 2010.   Professional and consulting fees increased by a net $44,300 which is partly due to the mix of consulting services used and increased frequency and complexity of our SEC filings requiring additional professional services.  Additionally, consultants were hired in connection with the Brandt litigation and private placement financings.  Legal fees increased by a net $1,094,500 which was due to $1,128,800 being incurred in defending against actions brought by Mr. Brandt (see page 27 Matters Involving our Former Chief Executive Officer and Former Director, Leonard Brandt). This was partially offset by a decrease of $34,200 on non-litigation related legal fees.   General administrative and occupancy costs decreased by a $12,500.  Patent costs declined by $51,200 as costs were largely associated with patent maintenance.  Conference and travel costs increased by $36,600 as a result of increased travel associated with raising capital and litigation activities.  Miscellaneous expenses incurred in the 2009 nine-month period of $99,700 were the result of a revised IRS assessment on 2006 payroll taxes and Delaware Franchise Tax assessments for calendar years 2007 and 2008.

General and administrative expenses for our Clinical Services business includes all costs associated with operating NTC.  This includes payroll costs, medical supplies, occupancy costs and other general and administrative costs.  These costs increased by $20,500 to $522,300 in the nine months ending June 30, 2010 from $501,300 for the comparable period in 2009.  This increase is largely due to clinical services staff that had worked on the clinical trial who were no longer being reimbursed by the Laboratory Information Services for their time spent on the study.

Interest income (expense)

	Nine Months Ended June 30,
	2010	2009	Percent Change

Laboratory Information Services (Expense), net	$(42,600)	$(219,800)	(81)%
Clinical Services (Expense)	(100)	(100)	0%
Total interest income (expense)	$(42,700)	$(219,900)	(81)%

With respect to our Laboratory Information Services business, we earned interest income of $3,100 for the nine months ended June 30, 2010 from an interest bearing account.  This was offset by $8,100 of interest expense on promissory notes for the period.  Additionally, the beneficial conversion discount amortization of the June 3, 2010 Bridge Note was $37,500 for the period and charged to interest.  For the comparable period in 2009, net interest income was $8,600, while interest expenses on outstanding promissory notes were $30,900.  Additionally, we incurred warrant discount charges of $107,500 associated with the bridge financings during this quarter ended June 30, 2009.  Furthermore, a charge of $90,000 was incurred as a financing premium in connection with the promissory note issued to Mr. Pappajohn during the quarter ended June 30, 2009.

Net Loss

	Nine Months Ended June 30,
	2010	2009	Percent Change

Laboratory Information Services net loss	$(4,617,000)	$(4,435,300)	4%
Clinical Services net loss	(136,200)	(60,100)	127%
Total Net Loss	$(4,753,200)	$(4,495,400)	6%

The increase in net loss of $257,800 in the nine months ended June 30, 2010 compared to the prior year period was primarily due to the $1.1 million that was incurred in defending against the lawsuit brought by Mr. Brandt, the Company’s former CEO.  For Laboratory Services over this period ended June 30, 2010, all departments experienced a reduction in expenditures except for those expenses associated with the litigation.  Our Clinical Services operation experienced an increased deficit due to $57,600 reduction in revenues and an $18,500 increase in expenditure over the period ended June 30, 2010 with a resultant $76,100 increase in net loss.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of June 30, 2010, we had an accumulated deficit of approximately $29.9 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, selling and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of June 30, 2010 we had approximately $35,100 in cash and cash equivalents and a working capital deficit of approximately $1.8 million compared to approximately $0.99 million in cash and cash equivalents and a working capital deficit of approximately $1.1 million at September 30, 2009.

Operating Capital and Capital Expenditure Requirements

Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds in the next 12 months in order to continue to conduct our business.  Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations.

We need additional funds immediately to continue our operations and will need substantial additional funds before we can increase demand for our rEEG services.  We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  Furthermore, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.  We expect to continue to incur operating losses in the future and to make capital expenditures to expand our research and development programs (including upgrading our CNS Database) and to scale up our commercial operations and marketing efforts.   If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could ultimately cause us to have to cease operations.

Sources of Liquidity

Since our inception substantially all of our operations have been financed primarily from equity and debt financings.  Through June 30, 2010, we had received proceeds of approximately $13.7 million from the sale of stock, $5.0 million from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the company.

On July 5, 2010, we issued two unsecured promissory notes (each, a “Deerwood Note”) in the aggregate principal amount of $250,000 to Deerwood Partners LLC and Deerwood Holdings LLC, with each investor purchasing a note in the aggregate principal amount of $125,000.  The Deerwood Notes mature on December 15, 2010.  We received $250,000 in gross proceeds from the issuance of these notes.  SAIL Venture Partners L.P. (“SAIL”), of which our director David Jones is a managing partner, issued an unconditional guaranty to each of these investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under each Deerwood Note.  We have agreed to indemnify SAIL and grant to SAIL a security interest in our assets in connection with the guaranties.

Each Deerwood Note accrues interest at a rate of 9% per annum which will be paid together with the repayment of the principal amount at the earliest of (i) the maturity date; (ii) prepayment of the Deerwood Note at our option (iii) closing of a financing in which the aggregate proceeds to us are not less than $3,000,000 or (iv) the occurrence of an Event of Default (as defined in the Deerwood Note).  In addition, pursuant to a separate agreement that we entered into with each of the Deerwood investors, each investor will have the right to convert their note into shares of our common stock at a conversion price of $0.50. The conversion price is subject to customary anti-dilution adjustments, but will never be less than $0.30.

The managing members of each of Deerwood Partners LLC and Deerwood Holdings LLC are George J. Kallins, M.D., who joined the Company’s Board of Directors on July 5, 2010, and his spouse Bettina Kallins.

On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn, pursuant to which Mr. Pappajohn agreed to purchase two secured promissory notes (each, a “Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010.  On June 3, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the first Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned us $250,000 in exchange for the second Bridge Note.  In connection with his purchase of the second Bridge Note, Mr. Pappajohn received a warrant to purchase up to 250,000 shares of our common stock in accordance with the Bridge Note and Warrant Purchase Agreement.  The exercise price of the warrant (subject to customary anti-dilution adjustments) is $0.50 per share.

Pursuant to a separate agreement that we entered into with Mr. Pappajohn on July 25, 2010, we have granted him a right to convert his Bridge Notes into shares of our common stock at a conversion price of $0.50.  The conversion price is subject to customary anti-dilution adjustments, but will never be less than $0.30.  We have also agreed to enter into a registration rights agreement covering the securities issuable upon exercise of the warrant and on conversion of the Bridge Notes.

Each Bridge Note accrues interest at a rate of 9% per annum which will be paid together with the repayment of the principal amount at the earliest of (i) the maturity date; (ii) prepayment of the Bridge Note at the option of the Company (iii) closing of a financing in which the aggregate proceeds to the Company are not less than $3,000,000 or (iv) the occurrence of an Event of Default (as defined in the Bridge Note).  The Purchase Agreement and each Bridge Note grants the investor a senior security interest in and to all of the Company’s existing and future right, title and interest in its tangible and intangible property.

Cash Flows

Net cash used in operating activities was $4.1 million for the nine months ended June 30, 2010 compared to $3.1 million for nine months ended June 30, 2009.  The increase in cash used of $1.0 million was primarily attributable to increased legal fees associated with the Brandt litigation of $1.13 million.

Investing activities consisted of an $8,900 purchase of office equipment during the nine months ended June 30, 2010.  In the comparable period in 2009, $2,000 was used to purchase office equipment.

Net cash proceeds from financing activities for the nine months ended June 30, 2010 were $3.2 million.  Of this $2.99 million were raised, net of placement agent fees, legal fees and other offering costs, on December 24 and 31, 2009 and January 4, 2010, in connection with the second, third and fourth closings of our private placement transaction.  Additionally, $250,000 was raised from the exchange of a secured, convertible promissory note. These proceeds were partly offset by the repayment of $71,300 on a promissory note issued to Daniel Hoffman M.D. in connection with our acquisition of NTC and on a capital lease.   Net cash proceeds from financing activities in the period ended June 30, 2009 were $1.7 million raised in exchange of secured, convertible promissory notes. Additionally, $294,900 was raised as a result of the exercise of warrants and options by shareholders.  These net cash proceeds were partially offset with the use of $50,000 to pay off a convertible promissory note and 65,800 used to pay down the promissory note issued in connection with our acquisition of NTC and on a capital lease.

Contractual Obligations and Commercial Commitments

As of June 30, 2010, we have a contractual obligation to repay Mr. Pappajohn $250,000 on a secured, convertible promissory note which bears interest at 9% per annum and comes due on December 2, 2010.  Additionally we have an obligation to pay the remaining balance on a promissory note to Daniel Hoffman M.D. of $48,900 issued in connection with our acquisition of NTC, which bears interest at a rate of 8% per annum.  Furthermore, in December 2009, we signed a lease for our new headquarters and Laboratory Information Services premises located in Aliso Viejo, California.  This lease expires on January 31, 2013 and our remaining rent obligation during the term of the lease is $123,300.  In March 2010, we also signed an amendment which extends our lease for our Clinical Services premises located in Greenwood Village, Colorado.  This lease expires on April 30, 2013 and our total rent obligation during the term of the lease is $ 178,100.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

 Not applicable.

Item 4.         Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15, as of June 30, 2010, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our PEO and PFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Other than as stated above, there are no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of exchange act rules 13a-15 or 15d-15 which occurred during the quarter ended June 30, 2010.

PART II
OTHER INFORMATION

Item 1.               Legal Proceedings

Please see Note 8 to our Notes to Unaudited Condensed Consolidated Financial Statements as well as the litigation summary beginning on page 27 under the heading “Matters Involving our Former Chief Executive Officer and Former Director, Leonard Brandt” for an update on our ongoing litigation with Leonard Brandt.

Item 1A.            Risk Factors

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, shareholders and potential investors should carefully consider the risks and uncertainties discussed in the section “Item 1.A.  Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009.  If any of the risks and uncertainties set forth therein actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties described in here and in our Annual Report on Form 10-K are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

We have been in a dialogue with the United States Food & Drug Administration (FDA) regarding its position that our rEEG service constitutes a medical device which is subject to regulation by the FDA.   If we continue to market our rEEG service, there is risk that the FDA will seek enforcement action against us based upon the FDA’s position that our rEEG service is a medical device.  In addition, complying with regulatory requirements imposed by the FDA will further reduce our limited operating capital.

Since April of 2008, we have been in a dialogue with the FDA regarding its position that our rEEG service constitutes a medical device which is subject to regulation by the FDA.  On April 10, 2008 we received correspondence from the FDA in which the FDA indicated it believed, based in part on the combination of certain marketing statements it read on our website, together with the delivery of our rEEG Reports, that we were selling a software product to aid in diagnosis, which constituted a “medical device” requiring pre-market approval or 510(k) clearance by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the “Act”).  We responded to the FDA on April 24, 2008 indicating that we believed it had incorrectly understood our product offering, and clarified that our rEEG services are not diagnostic and thus for this as well as other reasons, do not constitute a medical device.  On December 14, 2008, the FDA again contacted us and indicated that, based upon its review of our description of our intended use of the rEEG Reports on our website, it continued to maintain that our rEEG service met its definition of medical devices. In response to the FDA communications, we made a number of changes to our website and other marketing documents to reflect that rEEG is a service to aid in medication selection and is not an aid to diagnosis.  On September 4, 2009, through our regulatory counsel, we responded to the December 14, 2008 FDA letter explaining our position in more detail.

During the intervening period of time, based upon conversations with FDA, we chose to submit an application to obtain 510(k) clearance for our rEEG service, without waiving our right to continue to take the position that our services do not constitute a medical device.  We sought review of our rEEG service based upon its equivalence to predicate devices that already have FDA clearance which appeared to represent a sound mechanism to reduce regulatory risks.

On July 27, 2010 we received a letter (the “NSE Letter”) from the FDA stating that they determined that our rEEG service was not substantially equivalent to the predicate devices that had previously been granted 510(k) clearance and that among other options we could be required to file an approved premarket approval application (PMA) before it can be marketed legally, unless it is otherwise reclassified.

We currently plan to continue marketing as a non-device laboratory information service, while continuing to discuss alternative approaches with the FDA.  Alternative approaches, which are not mutually exclusive, may consist of (1) filing a request for reconsideration of the NSE letter and/or (2) submitting a new 510(k) with revised claims for rEEG and/or additional information about the predicate devices.  If we continue to market our rEEG service and the FDA determines that we should be subject to FDA regulation, it could seek enforcement action against the Company based upon its position that our rEEG service is a medical device.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase two secured promissory notes (each, a “Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010.  On June 3, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the first Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned us $250,000 in exchange for the second Bridge Note.  In connection with his purchase of the second Bridge Note, Mr. Pappajohn received a warrant to purchase up to 250,000 shares of our common stock.  The exercise price of the warrant (subject to customary anti-dilution adjustments) is $0.50 per share.

Pursuant to a separate agreement that we entered into with Mr. Pappajohn on July 25, 2010, we have granted him a right to convert his Bridge Notes into shares of our common stock at a conversion price of $0.50.  The conversion price is subject to customary anti-dilution adjustments, but will never be less than $0.30.  We have also agreed to enter into a registration rights agreement covering the securities issuable upon exercise of the warrant and on conversion of the Bridge Notes.

Each Bridge Note accrues interest at a rate of 9% per annum which will be paid together with the repayment of the principal amount at the earliest of (i) the maturity date; (ii) prepayment of the Bridge Note at the option of the Company (iii) closing of a financing in which the aggregate proceeds to the Company are not less than $3,000,000 or (iv) the occurrence of an Event of Default (as defined in the Bridge Note).  The Bridge Note and Warrant Purchase Agreement and each Bridge Note grants the investor a senior security interest in and to all of the Company’s existing and future right, title and interest in its tangible and intangible property.

The descriptions of the terms of the Bridge Note and Warrant Purchase Agreement, the Bridge Notes, the warrant and the July 25, 2010 agreement are qualified by reference to the text of such documents, which are attached as exhibits to our current report on Form 8-K, filed on June 7, 2010, and Exhibit 10.2 to this quarterly report on Form 10-Q.

In issuing the Bridge Notes and warrant to Mr. Pappajohn without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act and in Regulation D promulgated thereunder, as the Bridge Notes and warrant were issued to an accredited investor, without a view to distribution, and were not issued through any general solicitation or advertisement.

Item 6.              Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title
10.1	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 1, 2010).

10.2	Letter Agreement, dated as of July 25, 2010, between the Company and John Pappajohn, relating to conversion rights of Bridge Notes.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS Response, Inc.

Date: August 16, 2010		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Buck__________________________
	By:	Paul Buck
	Its:	Chief Financial Officer
(Principal Financial and
Accounting Officer)