Form 10-K
period 2010-09-30
CNS RESPONSE, INC.
filed 2010-12-21
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2010

or

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
Yes     ☐     No     ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2010, the last business day of the registrant's most recently completed second fiscal quarter was $64,427,500 (based on the closing sales price of the registrant's common stock on that date).

At December 16, 2010, the registrant had 56,023,921 shares of Common Stock, $0.001 par value, issued and outstanding.

CNS RESPONSE, INC.

2009 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2010 Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Background

CNS Response, Inc. was incorporated in Delaware on March 16, 1987, under the name Age Research, Inc.   Prior to January 16, 2007, CNS Response, Inc. (then called Strativation, Inc.) existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.  On January 16, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CNS Response, Inc., a California corporation formed on January 11, 2000 (“CNS California”), and CNS Merger Corporation, a California corporation and our wholly-owned subsidiary (“MergerCo”) pursuant to which we agreed to acquire CNS California in a merger transaction wherein MergerCo would merge with and into CNS California, with CNS California being the surviving corporation (the “Merger”). On March 7, 2007, the Merger closed, CNS California became our wholly-owned subsidiary, and on the same date we changed our corporate name from Strativation, Inc. to CNS Response, Inc.

Our address is 85 Enterprise, Suite 410, Aliso Viejo, CA 92672 and we maintain a website at www.CNSResponse.com. The reference to our web address does not constitute incorporation by reference of the information contained at this site

Overview

CNS Response is a web-based neuroinformatic company with two distinct business segments. Our primary business is Neurometric Information Services (formerly called Laboratory Information Services) operated by CNS California, which is focused on neurometric analysis, research, development and commercialization of a patented system that provides data to psychiatrists and other physicians/prescribers to enable them to make more informed decisions when treating  patients with behavioral (psychiatric and/or addictive) disorders. Our secondary business is Clinical Services business which is a full service psychiatric clinic operated by NTC.

Financial information with respect to our two segments is provided in Note 9 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Neurometric Information Services

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

We believe that our technology offers an improvement upon traditional methods for determining a course of medication for patients suffering from non-psychotic behavioral disorders because our technology is designed to correlate the success of courses of medication, with the neurophysiological characteristics of a particular patient. Our technology provides medical professionals with medication sensitivity data for a subject patient based upon the identification and correlation of treatment outcome information from other patients with similar neurophysiologic characteristics.   This treatment outcome information is contained in a proprietary outcomes database that consists of over 17,000 medication trials for patients with psychiatric or addictive problems (the “CNS Database ”).  For each patient in the CNS Database, we have compiled electroencephalographic (“EEG ”) scans, symptoms and outcomes often across multiple treatments from multiple psychiatrists and physicians.  This patented technology, called “Referenced-EEG®” or “rEEG®” represents an innovative approach to identifying effective medications for patients suffering from debilitating behavioral disorders.

With rEEG®, physicians order a digital EEG for a patient, which is then evaluated with reference to the CNS Database.  By providing this reference correlation, an attending physician can choose a treatment strategy with the knowledge of how other patients having similar brain function have previously responded to a myriad of treatment alternatives.  Analysis of this complete data set yielded a platform of 74 neurometric variables that have shown utility in characterizing patient response to diverse medications.  This platform then allows a new patient to be characterized, based on these 74 neurometrics, and the database to be queried to understand the statistical probability of how patients with similar brain patterns have previously responded to the medications currently in the database. This technology allows us to create and provide simple reports (“ rEEG Reports ”) to the prescriber that summarizes historical treatment success of specific medications for those patients with similar brain patterns.   It provides neither a diagnosis nor specific treatment, but like all lab results, provides objective, evidenced-based information to help the prescriber in their decision-making.

Our Neurometric Information Services business is focused on increasing the demand for our rEEG Reports. We believe the key factors that will drive broader adoption of our rEEG Reports will be acceptance by healthcare providers and patients of their benefit, demonstration of the cost-effectiveness of using our technology, reimbursement by third-party payers, expansion of our sales force and increased marketing efforts.

In addition to its utility in providing psychiatrists and other physicians/prescribers with medication sensitivity guidance, rEEG provides us with significant opportunities in the area of pharmaceutical development.  rEEG, in combination with the information contained in the CNS Database, has the potential to be able to identify novel uses for neuropsychiatric medications currently on the market and in late stages of clinical development, as well as aid in the identification of neurophysiologic characteristics of clinical subjects that may be successfully treated with neuropsychiatric medications in the clinical testing stage. We intend to enter into relationships with established drug and biotechnology companies to further explore these opportunities, although no relationships are currently contemplated.  The development of pathophysiological markers as the new method for identifying the correct patient population to research is being encouraged by both The National Institute of Mental Health (NIMH) and The Food and Drug Administration (FDA).

Clinical Services

In January 2008, we acquired our largest customer, NTC, located in Colorado. Upon the completion of the transaction, NTC became our wholly-owned subsidiary. At the time, NTC operated one of the largest psychiatric medication management practices in the state of Colorado, under contract with multiple national health plans.  Daniel A. Hoffman, M.D. is the medical director at NTC, and, after the acquisition, became our Chief Medical Officer and more recently, our President.

NTC, having performed a significant number of rEEGs, serves as an important resource in our product development, the expansion of our CNS Database, production system development and implementation, along with the integration of our rEEG services into a medical practice.  Through NTC, we also expect to successfully develop marketing and patient acquisition strategies for our Neurometric Information Services business. Specifically, NTC is learning how to best communicate the advantages of rEEG to patients and referring physicians in the local market. We will share this knowledge and develop communication programs which can be generalized to physicians using our services throughout the country, which we believe will help drive market acceptance of our services.  In addition, we plan to use NTC to train practitioners across the country in the uses of rEEG technology.

We view our Clinical Services business as secondary to our Neurometric Information Services business, and we have no current plans to significantly expand this business.

Neurometric Information Services

The Challenge and the Opportunity

The 1990’s were known as “the Decade of the Brain,” a period in which basic neuroscience yielded major advances in drug discovery and neurotherapy.  Several trends have emerged which may propel significant adoption of these advances over the next decade:

•
More than $29 billion in spending has been dedicated to the compulsory utilization of electronic health records and other IT services under the “HITECH” portion of the American Recovery and Reinvestment Act (ARRA), with most of that spending to occur between 2011-2013.  Currently, less than 20% of healthcare providers utilize electronic records, yet all providers will be expected to have adopted such systems by 2015 (or face economic penalties under Medicare/Medicaid).  This extraordinary growth in the use of medical informatics tools creates a significant and expanding market for CNS Response.

•
Similarly, Comparative Effectiveness Research has been made a key feature of the Obama health plan. The cost to treat Americans under care for depression and other mental illnesses rose by nearly two-thirds from $35 billion to $58 billion in the last 10 years, according to a recent report from the Agency for Healthcare Research and Quality.  Finding more cost-effective treatment modalities in mental disorders will be critical to successful health care reform;

•
The Mental Health Parity Act (Parity Act) requires payers, beginning in 2010, to pay for behavioral medications and treatments using the same standards for evidence and coverage as they currently use for medical/surgical treatments;

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

We believe we are the first company to create a neurometric database that correlates a patient’s response to major drug classes and specific medications with their individual brain physiology.  We developed this tool to improve pharmacotherapy outcomes, particularly in treatment resistant patients, a particularly expensive patient population with profound unmet clinical needs.  Our rEEG technology has been used by physicians to guide prescribing in behavioral disorders such as depression, anxiety, anorexia, OCD, bipolar, ADHD, addiction and others.

rEEG® was developed by a pathologist/psychiatrist who recognized that correlation of a patient’s unique brain patterns to known long-term medication outcomes in similar patients might significantly improve therapeutic performance.  This approach — commonly referred to as Personalized Medicine, and exemplified by companies such as Genomic Health (GHDX) — is in the process of transforming both clinical practice and the pharmaceutical industry.  CNS Response brings this science to behavioral medicine, where the unmet clinical need is well-documented, expensive, and growing.

The rEEG® Method

rEEG® Reports are offered as a service, much like a reference lab, in which standard electroencephalogram (EEG) readings are referenced to a database to suggest patient-specific probabilities of response to different medications.  EEG recording devices are widely available, inexpensive to lease, and are available in most cities by independent mobile EEG providers.

The service works as follows:

•	Patients are directed by an attending physician to a local rEEG® provider, who performs a standard digital EEG.
•	EEG data file is uploaded over the web to our central analytical database.
•	We analyze the data against the CNS Database for patients with similar brain patterns.
•	We provide a report describing the probability of patient success with different medication options (much like an antibiotic sensitivity report commonly used in medicine).
•	The rEEG® Report is sent back to the attending physician, usually by the next business day.

Treatment Decisions Made by Licensed Professionals

With the exception of our subsidiary, the Neuro-Therapy Clinic based in Denver, CO, we do not currently operate our own healthcare facilities, employ our own treating physicians or provide medical advice or treatment for patients.  Physicians who contract for our rEEG Reports own their own facilities or professional licenses, and control and are responsible for the clinical activities provided on their premises.  Patients receive medical care in accordance with orders from their attending physicians or providers.  Physicians who contract for rEEG Reports are responsible for exercising their independent medical judgment in determining the specific application of the information contained in the rEEG Reports and the appropriate course of care for each patient.  Following the prescription of any medication, Physicians are presumed to administer and provide continuing care treatment.

Estimated Market for rEEG Reports

Currently, the wholesale (direct to physician) price for standard rEEG testing is $400 per test, and the retail (payer and consumer) price is approximately $800.  Thus far, payments have typically been from psychiatrists whose patients pay privately for the rEEG® Report.  The National Institute of Mental Health (NIMH) estimates that only 12.7% of patients get minimally effective treatment, with over 17 million Americans now classified as “treatment resistant”, meaning that they have failed to find relief after trying two or more medications.

We therefore estimate the potential market for our rEEG Reports at $1.7 billion annually, based on an addressable market of 17 million Treatment Resistant patients, with only 12.5% of patients seeking care and complying with treatment.

Path to Adoption

Several firms have successfully commercialized products that predict medication response, including Genomic Health’s OncotypeDx which predicts response to chemotherapy, and Roche/Affymetrix Cytochrome P450 test which shows how each patient is likely to metabolize a given antidepressant.  We are following the paths to adoption used by these successful firms by focusing on growth in three stages:

(1)            Private pay market.

Consumers and private-pay psychiatrists drive over 33% of the market for psychiatric visits, and a significant proportion of all licensed psychiatrists now describe themselves as private pay only.  We believe consumers who have experienced treatment failure will seek out our network of physicians once they become aware of the successful outcomes demonstrated by our clinical trial.

During 2008, the recruiting for our Depression Efficacy Trial (the Depression Efficacy Trial is further described under the heading Neurometric Services Accomplishments below) generated many important lessons about integrated marketing for our rEEG® service.  By using a media mix of web, radio and TV, interested patients were delivered into the trial at an average cost of $40-$68 per contact.  We will continue to pursue integrated consumer marketing as a means to introduce interested patients to our rEEG® provider network.

To drive growth in private pay, consumer-driven rEEG testing, we plan to do the following:

•
Grow our focused physician network:  We currently have 52 active practicing physicians utilizing rEEG in their practices, defined as having paid for testing within the last 12 months.  Over the same period 31 new physicians were trained.  Physicians who become “power users” (which we define as physicians who conduct several tests per month) report significantly better results than casual users of rEEG technology, and have certain economies of scale in using the test in their practices.  Similar to the adoption of LASIK technology in consumer-driven ophthalmology, successful practices using rEEG have reported that as their word-of-mouth referrals increase, their procedure billings increase, and their average patient visits decrease (as patients improve).  Accordingly, their patient turnover may increase over time, requiring additional marketing efforts to grow their practice volume.

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

•
Utilize our neurometric information service:  In 2008, we purchased the psychiatric clinic in Denver, co-founded by our Chief Medical Officer, Daniel Hoffman, MD.  The clinic currently serves as a platform for perfecting rEEG workflow, information systems, product development and research.  We also test local marketing strategies in Denver which can then be generalized to other rEEG® network clinics.  The Denver clinic may ultimately become a national Center of Excellence for neuropsychiatry, where insurers may direct certain treatment-resistant patients.

•
Scalable platform for delivery:  During 2009 and 2010, significant development effort was focused on production systems and lab infrastructure to accommodate potential growth in the production volume of our rEEG Reports.  Our current production application is able to accommodate up to 100 tests per week without additional manpower.  In addition to providing scalable capacity, the production system provides for online delivery of tests and delivery of test data to physicians’ desktops or iPAD.  Currently, we are investing in projects to reduce or eliminate the remaining manual processes in test production: including the “artifacting” of EEG data and the Neurologist review of each case.  It is estimated that these processes will, over time, be replaced with validated algorithms, exception-based reviews and/or post-facto sampling for quality assurance.

 (2)           Payer economic trials.

Health plans currently spend over $30 billion on psychotropic medications each year according to the Substance Abuse and Mental Health Services Administration (SAMHSA), and most are aware that these agents only work on about 30% of patients who take them.  The lack of medication adherence and poor treatment outcomes in behavioral health has been a longstanding issue for payers, but they have lacked a targeted, cost-efficient approach to solve the problem.

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

•
Parity:  In 2010, the Mental Health Parity Act (Parity Act) will change all payers’ coverage criteria, requiring equal coverage for behavioral and medical therapies, using the same coverage criteria and evidence.  Milliman Global Actuarial Services estimates a 1-3% increase in overall health costs resulting from a significant increase in behavioral health expenditures driven by the Parity Act.  Of particular interest to us, however, is the specific language in the Parity Act which requires that coverage of a scope-of-service for one type of diagnosis (for example: a Neurologist performing a diagnostic EEG for Epilepsy) be applied equally as the use of an EEG by a Psychiatrist for medication management.

•
Budget Impact Model:  A Budget Impact Model for rEEG® has been developed by Analysis Group Economics based on the published research of Kessler, Russell and others covering the cost of treatment failure in mental disorders.  Modeling the economic impact of rEEG® in a health plan with five million members, we estimate that full utilization of rEEG® in treatment-resistant depression, anxiety, bipolar and ADHD could save $8,500 per treatment resistant member for a savings of $45 million per year.

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

Full reimbursement of referenced-EEG is likely to follow successful direct-to-consumer adoption of the rEEG test, along with continued release of confirmatory rEEG research in peer-reviewed publications.  Following the example of the firms discussed above, it appears possible to accelerate the effect of these initiatives in the following ways:

•
Patient Advocacy:  We believe that some components of the rEEG test may be billable to payers under the Mental Health Parity Act.  Historically, patients of our physician network providers, and those in our own clinic in Colorado, have paid out of pocket for rEEG testing and then sought reimbursement from their insurance carrier.  Although these providers frequently furnish information to support these claims, the success of their prosecution by patients is unclear.

Accordingly, we intend to follow the example of firms such as Genomic Health, which developed Patient Advocacy services where patient claims were documented and tracked, and the company helped organize the advocacy of each claim with third party payers.  Using this approach, Genomic Health was able to win a retrospective reversal of claim denials for its test from Medicare (the Centers for Medicare and Medicaid Services) in 2006.

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

Neurometric Services Accomplishments

Over the last few years, we have been primarily focused on proving the efficacy of rEEG-guided treatments through multiple clinical trials.  The largest of these — the Depression Efficacy Trial — was a multi-center, randomized, parallel controlled trial completed in 2009 at 12 medical centers, including Harvard, Stanford, Cornell, UCI and Rush.  The study began in late 2007 and was completed in September 2009, screening 465 potential subjects with Treatment Resistant Depression and ultimately randomizing 114 participants to a 12-week course of treatment utilizing rEEG in the experimental group and a modified STAR*D algorithm in the control group (STAR*D, or Sequenced Alternatives to Relieve Depression, was a large, seven-year study sponsored by the National Institute of Mental Health and completed in 2006).  Primary clinical outcome measures included the Quick Inventory of Depression Symptomology (QIDS) and the Quality of Life Enjoyment and Satisfaction Questionnaire (QLESQ).  Top-line results were consistent with previous clinical trials of rEEG:

•
The study found that rEEG significantly outperformed the modified STAR*D treatment algorithm from the beginning.  The difference, or separation, between rEEG and the STAR*D control group was 50 and 100 percent for the study’s two primary endpoints.  By contrast, separation between a new treatment and a control group often averages less than 10 percent in antidepressant studies.  Interestingly, separation was achieved early (in week 2) and was durable, continuing to grow through week 12.

•
The control group in this case, STAR*D, was a particularly tough comparator, representing a level of evidence-based depression care that is available to only 10% of the US population, according to one of the study’s authors.

•	Statistical significance (p < .05) was achieved on all primary and most secondary endpoints.

In the course of undertaking the study, we also gained insights into marketing of the rEEG technology, highlighting aspects of marketing which proved to be more successful than others.  Furthermore, we also developed a foundation for commercialization of the rEEG technology with insurance companies, and signed a payer group, Cal Optima (a Southern California health plan for Medicare/Medicaid enrollees), to run a pilot study with us.  A second large insurer is in the process of negotiating a pilot study.  Additionally, over the course of the last few years, much time has been spent securing sufficient financing to continue our operations and to ensure that the clinical trial was completed.

Going forward, we plan to continue expanding the CNS Database with the addition of more pharmaceuticals and their respective outcomes.  Additionally, we plan on improving the functionality and clinical utility of our rEEG Reports, in order to improve adoption and compress the training period necessary for physicians to become proficient with the report.  To this end we have integrated an iPAD application as the user interface.  Finally, we plan to increase and refine our marketing efforts to consumers and psychiatrists, and expand our effort to obtain regular insurance reimbursement for rEEG-guided therapies.

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

•
Repositioning:  rEEG® may suggest new applications/indications of existing medications.  For example, Selective Serotonin Reuptake Inhibitors Antidepressants (SSRI’s) are now commonly given by primary care physicians for depression and other complaints, but often produce unwanted side effects or inadequate results.  The ability to define individual neurometrics for patients, who respond better to tricyclics (TCA’s), or combinations of TCA’s and stimulants, offers the potential for new indications for existing compounds.

•
Salvage:  Resuscitation of medications that failed phase II or III studies.   One example of this opportunity is Sanofi-Aventis’ unsuccessful PMA filing for Rimonabant, a promising anti-obesity/cardio-metabolic compound which was denied approval in the U.S. due to central nervous system side-effects in their clinical trial populations.  Being able to screen out trial participants with resistance to a certain medication is an application for rEEG, and could create “theranostic” products (where an indication for use is combined with rEEG) for compounds which have failed to receive broader approval.

•
New Combinations:  Unwanted adverse effects occur with medications in fields from cancer to hepatitis. The ability to improve these medications, in combination with psychotropics, may improve safety, compliance, and sometimes, patient outcomes.

•	Decision Support: Improved understanding supports improved decision making at all levels of pharmaceutical development.

Competition

Comparable Companies

Although there are no companies offering a service directly comparable to rEEG, the following companies might be noted as pursuing similar strategies:

•
GENOMIC HEALTH, Inc. is a life science company focused on the development and commercialization of genomic-based clinical laboratory services for cancer that allow physicians and patients to make individualized treatment decisions.

•	ASPECT MEDICAL SYSTEMS, INC. (now part of Covidien) is developing a specific EEG measurement system that indicates a patient's likely response to some antidepressant medications.

•
BRAIN RESOURCE COMPANY, is an Australian Clinical Research Organization (CRO) and neurosciences company focused on personalized medicine solutions for patients, clinicians, pharmaceutical trials and discovery research.

We believe that we have a competitive advantage with respect to the behavioral analytics firms such as Aspect Medical or Brain Resource Company as we offer more comprehensive testing (e.g. to cover the full range of CNS medications, not just certain antidepressants in the case of Aspect Medical) and have conducted studies to validate the efficacy of our service.  We also believe that we offer greater clinical utility (ease of use, rapid results) in day-to-day clinical practice than our competitors.

Intellectual Property

rEEG Patents

We have four issued U.S. Patents which we believe provide us with the right to exclude others from using our rEEG technology.  In addition, we believe these patents cover the analytical methodology we use with any form of neurophysiology measurement including SPECT (Single Photon Emission Computed Tomography), fMRI (Functional Magnetic Resonance Imaging), PET (Positron Emission Tomography), CAT (Computerized Axial Tomography), and MEG (Magnetoencephalography)).  We do not currently have data on the utility of such alternate measurements, but we believe they may, in the future, prove to be useful to guide therapy in a manner similar to rEEG.  We have also filed patent applications for our technology in various foreign jurisdictions, and have issued patents in Australia and Israel.

During 2009 and 2010 the Company was awarded additional patents for use of rEEG technology in drug discovery, including clinical trial and drug efficacy studies.  In addition, the company successfully defended its patents by requesting reexamination of a patent issued to Aspect Medical (now Covidien), resulting in a reduction and narrowing of claims awarded under the previously issued Aspect patents.

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

CNS Database

The CNS Database consists of over 17,000 medication trials across over 2,000 patients who had psychiatric or addictive problems. The CNS Database is maintained in two parts:

1.           The QEEG Database

The QEEG Database includes EEG recordings and neurometric data derived from analysis of these recordings.  This data is collectively known as the QEEG Data. QEEG or “Quantitative EEG” is a standard measure that adds modern computer and statistical analyses to traditional EEG studies.  The Company utilizes two separate QEEG databases which provide statistical and normative information in the rEEG process.

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

Research and Development

Going forward, we plan to continue to enhance, refine and improve the accuracy of our CNS Database and rEEG through expansion of the number of medications covered by our rEEG Reports, expansion of our neurometrics, refinement of our report generating system, and by reducing the time to turnaround a report to the physician.  Research and development expenses during the fiscal years ended September 30, 2010 and 2009 were $1,120,500 and $1,924,100, respectively.

Government Regulation

The FDA informed us that it believes our rEEG service constitutes a medical device which is subject to regulation by the FDA,  requiring pre-market approval or 510(k) clearance by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the “Act”) before our service can be marketed or sold.

In early 2010 we submitted an application to obtain 510(k) clearance for our rEEG service, without waiving our right to continue to take the position that our services do not constitute a medical device.  We sought review of our rEEG service, based upon its equivalence to predicate devices that already have FDA clearance, which appeared to represent a sound mechanism in order to reduce regulatory risks.

On July 27, 2010 we received a letter (the “NSE Letter”) from the FDA stating that they determined that our rEEG service was not substantially equivalent to the predicate devices that had previously been granted 510(k) clearance and that, among other options, we could be required to file an approved premarket approval application (PMA) before our rEEG service could be marketed legally, unless it was otherwise reclassified.

We currently plan to continue marketing our rEEG service as a non-device web-based neurometric information service, while continuing to discuss alternative approaches with the FDA.  Alternative approaches, which are not mutually exclusive, may consist of (1) filing a request for reconsideration of the NSE letter and/or (2) submitting a new 510(k) with revised claims for rEEG and/or additional information about the predicate devices.  If we continue to market our rEEG service and the FDA determines that we should be subject to FDA regulation, it could seek enforcement action against the Company based upon its position that our rEEG service is a medical device.

In addition to the foregoing, federal and state laws and regulations relating to the sale of our Neurometric Information Services are subject to future changes, as are administrative interpretations of regulatory agencies. In the event that federal and state laws and regulations change, we may need to incur additional costs to seek government approvals for the sale of our Neurometric Information Services.

In the future, we may seek approval for medications or combinations of medications for new indications, either with corporate partners, or potentially, on our own. The development and commercialization of medications for new indications is subject to extensive regulation by the U.S. Federal government, principally through the FDA and other federal, state and governmental authorities elsewhere. Prior to marketing any central nervous system medication, and in many cases prior to being able to successfully partner a central nervous system medication, we will have to conduct extensive clinical trials at our own expense to determine safety and efficacy of the indication that we are pursuing.

Employees

As of September 30, 2010, we had approximately 15 full-time and 7 part-time employees, and 3 independent contractors.  We offer all full-time employees medical insurance, dental insurance and paid vacation.  We believe that our relations with our employees are good.  None of our employees belong to a union.

ITEM 1A.	Risk Factors

INVESTING IN CNS RESPONSE, INC. INVOLVES A HIGH DEGREE OF RISK.  YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS REPORT BEFORE PURCHASING OUR COMMON STOCK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF, OR THAT WE CURRENTLY DEEM IMMATERIAL, ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT US. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE SOME OR ALL OF THE MONEY YOU PAID TO PURCHASE OUR COMMON STOCK.

Risks Related to Our Company

We need immediate additional funding to support our operations and capital expenditures, which may not be available to us and which lack of availability could have a material adverse effect on our business.  The Company’s continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern.

We have not generated significant revenues or become profitable, may never do so, and may not generate sufficient working capital to cover costs of operations.  Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern.  Until we can generate a sufficient amount of revenues to finance our operations and capital expenditures, we have to finance our cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. As of September 30, 2010, we had approximately $62,000 in cash and cash equivalents at hand.  While we received approximately $2.0 million from the sale of promissory notes and warrants in October and November, 2010, we still need additional funds immediately to continue our operations and will need substantial additional funds before we can increase demand for our rEEG services.  We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.  If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could ultimately cause us to have to cease operations.  Our financial statements include a an opinion of our auditors that the Company’s continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern.

Our liabilities exceed our assets; we have a working capital deficit.  Our convertible notes, which are payable during 2011, are secured by all of our assets.

As of September 30, 2010 we had liabilities of $4.4 million and assets of only $0.2 million.  We had a working capital deficit of $4.2 million.  Since September 30, 2010, we raised $2 million by selling secured convertible notes and warrants, we still have a negative net worth.  Furthermore, as of December 15, 2010, we have outstanding convertible notes having a principal amount of $3,023,938, which is repayable beginning October 1, through November 11, 2011.  These notes are secured by substantially all of the assets of the Company.  We currently have no resources to repay such notes and we will be required to either raise additional funds or seek conversion of these notes to avoid a default.  If we default, the holders of the notes will be entitled to take all of our assets, in satisfaction of the obligation we have to them, thereby leaving no value for the holders of common stock.

We have a history of operating losses.

We are a company with a limited operating history. Since our inception, we have incurred significant operating losses. As of September 30, 2010, our accumulated deficit was approximately $33.4 million. Our future capital requirements will depend on many factors, such as the risk factors described in this section, including our ability to maintain our existing cost structure and to execute our business and strategic plans as currently conceived.  Even if we achieve profitability, we may be unable to maintain or increase profitability on a quarterly or annual basis.

If our rEEG reports do not gain widespread market acceptance, we will not sell adequate services to maintain our operations.

We have developed a methodology that aids psychiatrists and other physicians in selecting appropriate and effective medications for patients with certain behavioral or addictive disorders based on physiological traits of the patient’s brain and information contained in a proprietary database that has been developed over the last twenty years.  We began selling reports, referred to as rEEG   Reports, based on our methodology in 2000.  To date, we have not received widespread market acceptance of the usefulness of our rEEG Reports in helping psychiatrists and physicians inform their treatment strategies for patients suffering from behavioral and/or addictive disorders and we currently rely on a limited number of employees to market and promote our rEEG Reports. To grow our business, we will need to develop and introduce new sales and marketing programs and clinical education programs to promote the use of our rEEG Reports by psychiatrists and physicians and hire additional employees for this purpose. If we do not implement these new sales and marketing and education programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business, which could also negatively impact our stock price.

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

The United States Food & Drug Administration (FDA) believes that our rEEG service constitutes a medical device, which is subject to regulation by the FDA.  As we continue to market our rEEG service, there is risk that the FDA will seek enforcement action against us and has informed us that our marketing of our rEEG services without prior approval or re-classification by the FDA constitutes a violation of the Federal Food , Drug and Cosmetic Act.

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

We currently plan to continue marketing as a non-device web-based neurometric information service, while continuing to discuss alternative approaches with the FDA.  Alternative approaches, which are not mutually exclusive, may consist of (1) filing a request for reconsideration of the NSE letter and/or (2) submitting a new 510(k) with revised claims for rEEG and/or additional information about the predicate devices.  If we continue to market our rEEG service and the FDA determines that we should be subject to FDA regulation, it could seek enforcement action against the Company based upon its position that our rEEG service is a medical device.

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

Regulations are constantly changing, and in the future our business may be subject to additional regulations that increase our compliance costs.

Federal, state and foreign laws and regulations relating to the sale of our rEEG Reports are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, including injunctions preventing us from conducting our business, withdrawal of clearances or approvals and civil and criminal penalties.  In the event that federal, state, and foreign laws and regulations change, we may need to incur additional costs to seek government approvals, in addition to the clearance we are currently seeking from the FDA (discussed above), in order to sell market our rEEG service.  There is no guarantee that we will be able to obtain such approvals in a timely manner or at all, and as a result, our business would be significantly harmed.

Our Clinical Services Business generates the majority of our revenue, and adverse developments in this business could negatively impact our operating results.

Our Clinical Services business, which we view as ancillary to our core Neurometric Information Services business, currently generates the majority of our revenue and is operated by our wholly-owned subsidiary, NTC.  In the event that NTC is unable to sustain the current demand for its services because, for instance, the company is unable to maintain favorable and continuing relations with its clients and referring psychiatrists and physicians or Daniel Hoffman, the Medical Director at NTC and our Chief Medical Officer and President, is no longer associated with NTC, our revenues could significantly decline, which could adversely impact our operating results and our ability to implement our growth strategy.

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

Our relationships with psychiatrists and physicians are critical to the growth of our Neurometric Information Services business.  We believe that these relationships are based on the quality and ease of use of our rEEG Reports, our commitment to the behavioral health market, our marketing efforts, and our presence at tradeshows.  Any actual or perceived diminution in our reputation or the quality of our rEEG Reports, or our failure or inability to maintain our commitment to the behavioral health market and our other marketing and product promotion efforts could damage our current relationships, or prevent us from forming new relationships, with psychiatrists and other physicians and cause our growth to be limited and our business to be harmed.

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

In addition, to successfully monetize our pharmaceutical opportunity, we will need to enter into strategic alliances with biotechnology or pharmaceutical companies that have the ability to bring to market a medication, an ability which we currently do not have.  We maintain no pharmaceutical manufacturing, marketing or sales organization, nor do we plan to build one in the foreseeable future.  Therefore, we are reliant upon approaching and successfully negotiating attractive terms with a partner who has these capabilities.  No guarantee can be made that we can do this on attractive terms or at all.  If we are unable to find strategic partners for our pharmaceutical opportunity, our revenues may not grow as quickly as we desire, which could lower our stock price.

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

We consider the protection of our intellectual property to be important to our business prospects.  We currently have four issued U.S. patents, as well as issued patents in Australia and Israel, and we have filed separate patent applications in multiple foreign jurisdictions.

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

We also utilize processes and technology that constitute trade secrets, such as our CNS Database, and we must implement appropriate levels of security for those trade secrets to secure the protection of applicable laws, which we may not do effectively.  In addition, the laws of many foreign countries do not protect proprietary rights as fully as the laws of the United States.

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

The liability of our directors and officers is limited.

The applicable provisions of the Delaware General Corporate Law and our Certificate of Incorporation limit the liability of our directors to the Company and our stockholders for monetary damages for breaches of their fiduciary duties, with certain exceptions, and for other specified acts or omissions of such persons. In addition, the applicable provisions of the Delaware General Corporate Law and of our Certificate of Incorporation and Bylaws, as well as indemnification agreements we have entered into with our directors, officers and certain other individuals, provide for indemnification of such persons under certain circumstances.  In the event we are required to indemnify any of our directors or any other person, our financial strength may be harmed, which may in turn lower our stock price.

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

In addition, the FDA regulates development, testing, labeling, manufacturing, marketing, promotion, distribution, record-keeping and reporting requirements for prescription drugs. Compliance with laws and regulations enforced by the FDA and other regulatory agencies may be required in relation to future products or services developed or used by us, in addition to the regulatory process and dialogue in which we are now engaged with the FDA (please see the risk factor above for further information). Failure to comply with applicable laws and regulations may result in various adverse consequences, including withdrawal of our products and services from the market, or the imposition of civil or criminal sanctions.

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

Bid and ask prices for shares of our Common Stock are quoted on NASDAQ’s Over-the-Counter Bulletin Board under the symbol CNSO.OB. There is currently no broadly followed, established trading market for our Common Stock and an established trading market for our shares of Common Stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market increases price volatility and reduces the liquidity of our Common Stock. As long as this condition continues, the sale of a significant number of shares of Common Stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. Also, as a result of this lack of trading activity, the quoted price for our Common Stock on the Over-the-Counter Bulletin Board is not necessarily a reliable indicator of its fair market value. If we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock, and the market value of our Common Stock would likely decline.

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

Of our 56,023,921 shares of common stock outstanding, 47,095,675 shares are restricted securities, as that term is defined under the Securities Act of 1933, as amended.  In addition, as at December 15, 2010, 10,375,190 shares may be issued upon the conversion of our convertible notes, 24,904,308 shares upon the exercise of our warrants and 15,670,973 shares upon the exercise of stock options. We have filed a registration statement covering the resale of 65,879,838 shares and 18,409,015 shares of underlying warrants. The sale of shares of our common stock pursuant to Rule 144 of the Securities Act of 1933, as amended, or otherwise, could depress the market price of our Common Stock.  A reduced market price for our Common Stock could make it more difficult to raise funds through future offering of Common Stock.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

Any sale of Common Stock by us in a future private placement or public offering could result in dilution to our existing stockholders as a direct result of our issuance of additional shares of our capital stock.  In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional products and services, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders' stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

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

In addition, the SEC has adopted a number of rules to regulate “penny stock” that restrict transactions involving these securities.  Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks.  “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Because our securities may constitute “penny stock” within the meaning of the rules, the rules would apply to us and to our securities.  Our stockholders may therefore find it more difficult to sell their securities.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 44% of our issued and outstanding Common Stock. As a result, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our Common Stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our Common Stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of Common Stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Transactions engaged in by our largest stockholders, our directors or executives involving our common stock may have an adverse effect on the price of our stock.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 44% of our issued and outstanding Common Stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our Common Stock, which may further cause the price of our stock to decline.

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

ITEM 1B.           Unresolved Staff Comments

Not applicable.

ITEM 2.              Properties

The Company leases its headquarters and Neurometric Information Services space, located at 85 Enterprise, Suite 410, Aliso Viejo, CA 92656, under an operating lease which commenced on February 1, 2010 and terminates on January 30, 2013. The 2,023 square foot facility has an average cost for the lease term of $3,600 per month.

The Company leases space for its Clinical Services operations, located at 7800 East Orchard Road, Suite 340, Greenwood Village, Co 80111, under an operating lease.  A 37 month extension to the original 2005 lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility has an average cost for the lease term of $5,100 per month.

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

ITEM 4.              (Removed and Reserved.)

PART II

ITEM 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock is currently trading on the OTC Bulletin Board under the symbol CNSO.OB. The following table sets forth, for the periods indicated, the high and low bid information for Common Stock as determined from sporadic quotations on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Year Ended September 30, 2009
First Quarter	$1.01	$0.10
Second Quarter	$0.90	$0.05
Third Quarter	$0.69	$0.15
Fourth Quarter	$0.72	$0.20

Year Ended September 30, 2010
First Quarter	$1.20	$0.50
Second Quarter	$1.20	$0.52
Third Quarter	$1.15	$0.40
Fourth Quarter	$0.95	$0.05

On December 16, 2010, the closing sales price of our common stock as reported on the OTC Bulletin Board was $0.40 per share.  As of December 16, 2010, there were 364 record holders of our common stock.  The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The required disclosure on our equity compensation plan is incorporated herein by reference to “Item 13. Certain Relationships and Related Transactions, and Director Independence - Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities—Private Placement Transactions

 2009 Private Placement Transactions

On August 26, 2009, we received gross proceeds of approximately $2,043,000 in the first closing of our private placement transaction with six accredited investors.  Pursuant to Subscription Agreements entered into with the investors, we sold approximately 38 Investment Units at $54,000 per Investment Unit.  Each “Investment Unit” consists of 180,000 shares of our common stock and a five year non-callable warrant to purchase 90,000 shares of our common stock at an exercise price of $0.30 per share.  After commissions and expenses, we received net proceeds of approximately $1,792,300 upon the first closing of our private placement.  On December 24, 2009, we had a second closing of our private placement in which we received additional gross proceeds of approximately $2,996,000 from 24 accredited investors.  At the second closing, we sold approximately 55 Investment Units on the same terms and conditions as the Investment Units sold at the first closing.  After commissions and expenses, we received net proceeds of approximately $2,650,400 in connection with this second closing of our private placement.  On December 31, 2009, we had a third closing of our private placement in which we received additional gross proceeds of approximately $432,000 from five accredited investors.  At the third closing, we sold eight Investment Units on the same terms and conditions as the Investment Units sold at the first closing. After commissions and expenses, we received net proceeds of approximately $380,200 in connection with this third closing of our private placement.  On January 4, 2010, the Company completed its fourth and final closing of its private placement, resulting in additional gross proceeds to the Company of $108,000 from two accredited investors.  At this fourth closing, we sold two Investment Units on the same terms and conditions as the Investment Units sold at the first closing. After commissions and expenses, we received net proceeds of approximately $95,000 in connection with this final closing of our private placement.   These private placement transactions are described in further detail in “Liquidity and Capital Resources” below and Note 3 to the audited consolidated financial statements.

Prior to our private placement, we raised aggregate proceeds of $1,700,000 in fiscal year 2009 through the issuance of secured convertible promissory notes on each of March 30, May 14, and June 12, 2009.  Upon the first closing of our private placement on August 26, 2009, these notes were converted into shares of our common stock, as more fully described in Note 3 of the audited consolidated financial statements.

2010 Private Placement Transactions

During 2010 we entered into a series of Bridge Note and Warrant Purchase Agreements as described in detail below.  On September 26, 2010, the Company’s Board approved an approximate aggregate offering amount of $3 million by January 31, 2011, including for the exchange of Bridge Notes and Deerwood Notes and interest on those notes.  The fund raising efforts were successful and new notes in the aggregate principal amount of approximately $3 million were issued by November 12, 2010.

Bridge Notes and Warrants

On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase two secured promissory notes (each, a “Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010.  On June 3, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the first Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned us $250,000 in exchange for the second Bridge Note.  In connection with his purchase of the second Bridge Note, Mr. Pappajohn received a warrant to purchase up to 250,000 shares of our common stock.  The exercise price of the warrant (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) was $0.50 per share.

Pursuant to a separate agreement that we entered into with Mr. Pappajohn on July 25, 2010, we granted him a right to convert his Bridge Notes into shares of our common stock at a conversion price of $0.50.  The conversion price was subject to customary anti-dilution adjustments, but would never be less than $0.30. Each Bridge Note accrued interest at a rate of 9% per annum.

Deerwood Notes and Warrants

On July 5, 2010 and August 20, 2010, we issued unsecured promissory notes (each, a “Deerwood Note”) in the aggregate principal amount of $500,000 to Deerwood Partners LLC and Deerwood Holdings LLC, with each investor purchasing two notes in the aggregate principal amount of $250,000.  Our director George Kallins and his spouse are the managing members of these investors.  The Deerwood Notes mature on December 15, 2010.  We received $250,000 in gross proceeds from the issuance of the first two notes on July 5, 2010 and another $250,000 in gross proceeds from the issuance of the second two notes on August 20, 2010.   In connection with the August 20, 2010 transaction, each of the two investors also received a warrant to purchase up to 75,000 shares of our common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) of $0.56 per share.

SAIL Venture Partners L.P. (“SAIL”), of which our director David Jones is a managing partner, issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under each Deerwood Note.  The obligations under each guaranty were independent of our obligations under the Deerwood Notes and separate actions could be brought against the guarantor.  We entered into an oral agreement to indemnify SAIL and grant to SAIL a security interest in our assets in connection with the guaranties. In addition, on August 20, 2010, we granted SAIL warrants to purchase up to an aggregate of 100,000 shares of common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) of $0.56 per share.

Each Deerwood Note accrued interest at a rate of 9% per annum and was convertible into shares of our common stock at a conversion price of $0.50.  The conversion price was subject to customary anti-dilution adjustments, but would never be less than $0.30.

October Notes and Warrants

On October 1, 2010, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with John Pappajohn and SAIL as investors, pursuant to which we issued to the investors secured convertible promissory notes (the “October Notes”) in the aggregate principal amount of $1,011,688 and warrants to purchase up to 1,686,144 shares of common stock. The Company received $500,000 in gross proceeds from the issuance to these investors of October Notes in the aggregate principal amount of $500,000 and related warrants to purchase up to 833,332 shares.  We also issued October Notes in the aggregate principal amount of $511,688, and related warrants to purchase up to 852,812 shares, to Mr. Pappajohn in exchange for the cancellation of the two Bridge Notes originally issued to him on June 3, 2010 and July 25, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and a warrant to purchase up to 250,000 shares originally issued to him on July 25, 2010. The transaction closed on October 1, 2010.

On October 7 and October 12, 2010, a third and fourth accredited investor, respectively, executed the Purchase Agreement. In connection therewith, we issued October Notes in the aggregate principal amount of $600,000 and warrants to purchase up to 999,999 shares of common stock of the Company, to such investors on those dates.  We received $588,000 in net proceeds from these investors, after paying $12,000 to the placement agent as described below. Monarch Capital Group LLC (“Monarch”) acted as non-exclusive placement agent with respect to the October 12 placement of October Notes in the aggregate principal amount of $100,000 and related warrants, pursuant to an engagement agreement, dated September 30, 2010, between us and Monarch. Under the engagement agreement, in return for its services as non-exclusive placement agent, Monarch was entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of October Notes to investors introduced to the Company by Monarch; (b) a cash expense allowance equal to 2% of the gross proceeds raised from the sale of October Notes to such investors; and (c) five-year warrants (the “Placement Agent Warrants”) to purchase common stock of the Company equal to 10% of the shares issuable upon conversion of October Notes issued to such investors.  In connection with the October 12, 2010 closing, Monarch received a cash fee of $10,000 and a cash expense allowance of $2,000 and, on October 25, 2010, received Placement Agent Warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $0.33 per share.

On October 21, 2010 and October 28, a fifth and sixth accredited investor executed the Purchase Agreement. In connection therewith, we issued October Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 416,666 shares of common stock to such investors on that date. We received approximately $250,000 in net proceeds from the issuance to these investors.

On November 3, 2010, three affiliated entities, identified below, executed the Purchase Agreement.  In connection therewith, we issued October Notes in the aggregate principal amount of $762,250 and warrants to purchase up to 1,270,414 shares of common stock, as follows:  (a) We received $250,000 in gross proceeds from the issuance to BGN Acquisition Ltd., LP, an entity controlled by our director George Kallins, of October Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 416,666 shares.  (b)  We also issued October Notes in the aggregate principal amount of $512,250, and related warrants to purchase up to 512,250 shares, to Deerwood Holdings LLC and Deerwood Partners LLC, two entities controlled by Mr. Kallins, in exchange for the cancellation of the Deerwood Notes originally issued on July 5, 2010 and August 20, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and warrants to purchase an aggregate of up to 150,000 shares originally issued on August 20, 2010.  The related guaranties and oral indemnification and security agreement that had been entered into in connection with the Deerwood Notes were likewise terminated.   SAIL, of which our director David Jones is a managing partner, issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under the October Notes issued to such investors.  The obligations under each guaranty are independent of our obligations under the October Notes and separate actions may be brought against the guarantor.  In connection with its serving as guarantor, we granted SAIL warrants to purchase up to an aggregate of 341,498 shares of common stock.  The warrants to purchase 100,000 shares of common stock previously granted to SAIL on August 20, 2010 were canceled.

On November 12, a tenth accredited investor executed the Purchase Agreement.  In connection therewith, the Company issued Notes in the aggregate principal amount of $400,000 and Warrants to purchase up to 666,666 shares of common stock of the Company, to the investor on such date.   The Company received $352,000 in net proceeds from the investor.   Monarch acted as non-exclusive placement agent with respect to the placement of the Note in the aggregate principal amount of $400,000 and related Warrants, pursuant to the abovementioned engagement agreement, dated September 30, 2010.  In connection with the November 12, 2010 closing, Monarch received a cash fee of $40,000 and a cash expense allowance of $8,000 and will receive a Placement Agent Warrant to purchase 133,333 shares of the Company’s common stock at an exercise price of $0.33 per share.

The Purchase Agreement provides for the issuance and sale of October Notes, for cash or in exchange for outstanding convertible notes, in the aggregate principal amount of up to $3,000,000 plus an amount corresponding to accrued and unpaid interest on any exchanged notes, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the October Notes.  The agreement provides for multiple closings, but mandates that no closings may occur after January 31, 2011.  The Purchase Agreement also provides that the Company and the holders of the October Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the October Notes and the related warrants.

The October Notes mature one year from the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, and are convertible into shares of common stock of the Company at a conversion price of $0.30. The conversion price is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; (3) the distribution of other capital stock, indebtedness or other non-cash assets; and (4) the completion of a financing at a price below the conversion price then in effect.  The October Notes are furthermore convertible, at the option of the holder, into securities to be issued in subsequent financings at the lower of the then-applicable conversion price or price per share payable by purchasers of such securities.  The October Notes can be declared due and payable upon an event of default, defined in the October Notes to occur, among other things, if the Company fails to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if the Company fails to perform any covenant or agreement as required by the October Note.

Our obligations under the terms of the October Notes are secured by a security interest in the tangible and intangible assets of the Company, pursuant to a Security Agreement, dated as of October 1, 2010, by and between us and John Pappajohn, as administrative agent for the holders of the October Notes.  The agreement and corresponding security interest terminate if and when holders of a majority of the aggregate principal amount of October Notes issued have converted their October Notes into shares of common stock.

The warrants related to the October Notes expire seven years from the date of issuance and are exercisable for shares of common stock of the Company at an exercise price of $0.30.  Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect. Any provision of the October Notes or related warrants can be amended, waived or modified upon the written consent of the Company and holders of a majority of the aggregate principal amount of such notes outstanding.  Any such consent will affect all October Notes or warrants, as the case may be, and will be binding on all holders thereof.

The Placement Agent Warrants have an exercise price equal to 110% of the conversion price of the Notes and an exercise period of five years.  The terms of the Placement Agent Warrants, except for the exercise price and period, are identical to the terms of the warrants related to the October Notes.

For a table showing the differences in terms between the October Notes (and related warrants), on the one hand, and the exchanged Bridge Notes and Deerwood Notes (and related warrants), on the other hand, please refer to “Item 13 - Certain Relationships and Related Transactions, and Director Independence - Differences between October Notes and Bridge Notes/Deerwood Notes.”

In issuing the securities described in this section without registration under the Securities Act, the Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act and in Regulation D promulgated thereunder, as the securities  were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

ITEM 6.	Selected Financial Data.

 Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes provided under Part II, Item 8 of this annual report on Form 10-K.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the fiscal years ended September 30, 2010 and 2009.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “goal,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this annual report on Form 10-K for a discussion of certain risks associated with our business.  We disclaim any obligation to update forward-looking statements for any reason.

Overview

We are a web-based neuroinformatic analysis company with two distinct business segments. Our primary business is the Neurometric Information Services (formerly called Laboratory Information Services) business operated by CNS California, which is focused on neurometric analysis, research, development and the commercialization of a patented system that provides data to psychiatrists and other physicians to enable them to make more informed, patient-specific decisions when treating individual patients with behavioral (psychiatric and/or addictive) disorders.  Our secondary Clinical Services business, operated by our wholly-owned subsidiary, Neuro-Therapy Clinic (“NTC”), is a full service psychiatric clinic.

Neurometric Information Services

Traditionally, prescription of medication for the treatment of behavioral disorders (such as depression, bipolar disorders, eating disorders, addiction, anxiety disorders, ADHD and schizophrenia) has been primarily based on symptomatic factors, while the underlying physiology and pathology of the disorder can rarely be analyzed, which often results in multiple ineffective, costly, and often lengthy, courses of treatment before the effective medications are identified.  Some patients never find effective medications.

We believe that our technology offers an improvement upon traditional methods for determining a course of medication for patients suffering from non-psychotic behavioral disorders because our technology is designed to correlate the success of courses of medication with the neurophysiological characteristics of a particular patient. Our technology provides medical professionals with medication sensitivity data for a subject patient based upon the identification and correlation of treatment outcome information from other patients with similar neurophysiologic characteristics.   This treatment outcome information is contained in a proprietary outcomes database which consists of over 17,000 medication trials for patients with psychiatric or addictive problems (the “ CNS Database ”).  For each patient in the CNS Database, we have compiled electroencephalographic (“ EEG ”) scans, symptoms and outcomes often across multiple treatments from multiple psychiatrists and physicians.  This patented technology, called “Referenced-EEG®” or “rEEG®”, represents an innovative approach to identifying effective medications for patients suffering from debilitating behavioral disorders.

With rEEG®, physicians order a digital EEG for a patient, which is then evaluated with reference to the CNS Database.  By providing this reference correlation, an attending physician can better determine a treatment strategy with the knowledge of how other patients having similar brain function have previously responded to a myriad of different treatment alternatives.  Analysis of this complete data set yielded a platform of 74 neurometric variables that have shown utility in characterizing patient response to diverse medications.  This platform then allows a new patient to be characterized, based on these 74 neurometric variables, and the database to be queried to understand the statistical probability of how patients with similar brain patterns have previously responded to the medications currently in the database. This technology allows us to create and provide simple reports (“ rEEG Reports ”) to the prescriber that summarizes historical treatment success of specific medications for those patients with similar neurometric brain patterns.   It provides neither a diagnosis nor a specific treatment, but like all lab results, provides objective, evidenced-based information to help the prescriber in their decision-making.

Our Neurometric Information Services business is focused on increasing the demand for our rEEG Reports. We believe the key factors that will drive broader adoption of our rEEG Reports will be the acceptance by healthcare providers and patients of their benefit, the demonstration of the cost-effectiveness of using our technology, the reimbursement by third-party payers, the expansion of our sales force and increased marketing efforts.

In addition to its utility in providing psychiatrists and other physicians/prescribers with medication sensitivity guidance, rEEG provides us with significant opportunities in the area of pharmaceutical development.  rEEG, in combination with the information contained in the CNS Database, has the potential to enable the identification of novel uses for neuropsychiatric medications currently on the market and in late stages of clinical development, as well as in aiding the identification of neurophysiologic characteristics of clinical subjects that may be successfully treated with neuropsychiatric medications in the clinical testing stage. We intend to enter into relationships with established drug and biotechnology companies to further explore these opportunities, although no relationships are currently contemplated.  The development of pathophysiological markers as the new method for identifying the correct patient population to research is being encouraged by both The National Institute of Mental Health (NIMH) and The Food and Drug Administration (FDA).

Clinical Services

In January 2008, we acquired our then largest customer, the Neuro-Therapy Clinic, Inc.  Upon the completion of the transaction, NTC became a wholly-owned subsidiary of ours. NTC operates one of the larger psychiatric medication management practices in the state of Colorado, with six full time and seven part time employees including psychiatrists and clinical nurse specialists with prescribing privileges.  Daniel A. Hoffman, M.D. is the medical director at NTC, and, after the acquisition, became our Chief Medical Officer and more recently, our President.

NTC, having performed a significant number of rEEG’s, serves as an important resource in our product development, the expansion of our CNS Database, production system development and implementation, along with the integration of our rEEG services into a medical practice.  Through NTC, we also expect to develop marketing and patient acquisition strategies for our Neurometric Information Services business. Specifically, NTC is learning how to best communicate the advantages of rEEG to patients and referring physicians in the local market.  We will share this knowledge and developed communication programs learned through NTC with other physicians using our services, which we believe will help drive market acceptance of our services.  In addition, we plan to use NTC to train practitioners across the country in the uses of rEEG technology.

We view our Clinical Services business as secondary to our Neurometric Information Services business, and we have no current plans to expand this business.

Business operations

Since our inception, we have generated significant net losses. As of September 30, 2010, we had an accumulated deficit of approximately $33.4 million, and as of September 30, 2009, our accumulated deficit was approximately $25.2 million.  We incurred operating losses of $6.5 million and $6.7 million for the fiscal years ended September 30, 2010 and 2009, respectively and incurred net losses of $8.2 million and $8.5 million for those respective periods.  We expect our net losses to continue for at least the next couple of years. We anticipate that a substantial portion of our capital resources and efforts will be focused on the scale-up of our commercial organization, research and product development and other general corporate purposes, including the payment of legal fees incurred as a result of our litigation.  Research and development projects include the completion of more clinical trials which are necessary to further validate the efficacy of our products and services relating to our rEEG technology across different types of behavioral disorders; the enhancement of the CNS Database and rEEG process, and to a lesser extent, the identification of new medications that are often combinations of approved drugs.  We anticipate that future research and development projects will be funded by grants or third-party sponsorship.

As of September 30, 2010, our current liabilities of approximately $4.4 million exceeded our current assets of approximately $0.20 million by approximately $4.2 million and our net losses will continue for the foreseeable future.  As part of the $4.4 million of current liabilities we have $1.0 million of secured convertible debt which is discounted to $0.  Since September 30, 2010, we have raised an additional $2.0 million from the issuance of secured convertible debt; however, we will need immediate additional funding to continue our operations plus substantial additional funding before we can increase the demand for our rEEG services.  We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  Furthermore, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting the funds available for our business activities.  If adequate funds are not available, we may be required to delay or curtail significantly our development and commercialization activities.  This would have a material adverse effect on our business, financial condition and/or results of operations and could ultimately cause us to have to cease operations.

The Private Placement Transactions

From June 3, through to November 12, 2010, we raised $3.0 million through the sale of secured convertible notes and warrants.  Of such amount $1.75 million was purchased by members of our Board of Directors or their affiliate companies. See Note 3 of the audited financial statements, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Recent Sales of Unregistered Securities” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Financial Operations Overview

Revenues

Our Neurometric Information Services revenues are derived from the sale of rEEG Reports to physicians. Physicians are generally billed upon delivery of a rEEG Report.  The list prices of our rEEG Reports to physicians range from $200 to $800 with $400 being the most frequent charge.

Clinical Services revenue is generated as a result of providing services to patients on an outpatient basis. Patient service revenue is recorded at our established billing rates less contractual adjustments. Generally, collection in full is not expected on our established billing rates. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts due from third-party payors at contractually determined rates.

Cost of Revenues

Cost of revenues are for Neurometric Information Services and represent the cost of direct labor, the costs associated with external processing, analysis and consulting review necessary to render an individualized test result and any miscellaneous support expenses.  Costs associated with performing our tests are expensed as the tests are performed.  We continually evaluate the feasibility of hiring our own personnel to perform most of the processing and analysis necessary to render a rEEG Report.

Cost of revenues for Clinical Services are not broken out separately but are included in general and administrative expenses.

Research and Development

Research and development expenses are associated with our Neurometric Information Services and primarily represent costs incurred to design and conduct clinical studies, to recruit patients into the studies, to improve rEEG processing, to add data to the CNS Database, to improve analytical techniques and advance application of the methodology. We charge all research and development expenses to operations as they are incurred.

 Sales and Marketing

 For our Neurometric Information Services, our selling and marketing expenses consist primarily of personnel, media, support and travel costs to inform user organizations and consumers of our products and services.  Additional marketing expenses are the costs of educating physicians, laboratory personnel, other healthcare professionals regarding our products and services.

For our Clinical Services, selling and marketing costs relate to advertising to attract patients to the clinic.

General and Administrative

Our general and administrative expenses consist primarily of personnel, occupancy, legal, consulting and administrative and support costs for both our Neurometric Information Services and Clinical Services businesses.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this report. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

We have generated limited revenues since our inception. Revenues for our Neurometric Service product are recognized when a rEEG Report is delivered to a Client-Physician.  For our Clinical Services, revenues are recognized when the services are performed.

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

Derivative accounting for convertible debt and warrants

  The Company analyzes all financial instruments with features of both liabilities and equity under ASC-480-10 and ASC 815-10 whereby the Company determines the fair market carrying value of a financial instrument using the Black-Scholes model and revalues the fair market value on a quarterly basis.  Any changes in carrying value flow through as other income (expense) in the income statement.

Results of Operations for the Years Ended September 30, 2010 and 2009

As earlier described, we operate in two business segments: Neurometric Information Services and Clinical Services.  Our Neurometric Information Services business focuses on the delivery of reports ("rEEG Reports") that enable psychiatrists and other physician/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient's own physiology. Our Clinical Services business operated through NTC provides full service psychiatric services.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Year ended September 30,
	2010	2009

Revenues	100%	100%
Cost of revenues	21	19
Gross profit	79	81
Research and development	176	305
Sales and marketing	136	131
General and administrative expenses	785	555
Goodwill impairment	0	46
Operating loss	(1,018)	(956)
Other income (expense), net	(262)	(261)
Net income (loss)	(1,280)%	(1217)%

Revenues

	Year ended September 30,		Percent
	2010	2009	Change

Neurometric Service Revenues	$136,100	$120,400	13%
Clinical Service Revenues	502,400	579,700	(13)%
Total Revenues	$638,500	$700,100	(9)%

With respect to our Neurometric Information Services business the number of paid rEEG Reports delivered increased from 321 for the year ended September 30, 2009, to 358 for the year ended September 30, 2010, while the average revenue per report decreased from $380 to $375 per report for the year ended September 30, 2010.  The total number of free rEEG reports, which were not associated with our clinical trial, increased from 158 for the year ended September 30, 2009, to 228 for the same period ended September 30, 2010.  These free rEEG reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Year ended September 30,		Percent
	2009	2008	Change

Cost of Neurometric Information Services revenues	$135,100	$131,600	3%

Cost of Neurometric Information Services revenues consists of payroll, consulting, and other miscellaneous costs.  Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report.  For the year ended September 30, 2010, cost of revenues of $135,100 consist primarily of direct labor and benefit costs of $102,100, which includes stock-based compensation, and consulting fees of $32,700.  For the year ended September 30, 2009, cost of revenues of $131,600 consisted primarily of direct labor and benefit costs of $99,600, including stock-based compensation, and consulting fees of $29,200.  We expect costs of revenues will increase as an absolute number as more rEEG Reports are processed. However, we expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Research and Development

	Year ended September 30,		Percent
	2010	2009	Change

Neurometric Information Services research and development	$1,120,500	$1,924,100	(42)%

Research and development expenses consist of payroll costs (including stock-based compensation costs), consulting fees, clinical study costs, patient marketing and recruitment costs and other miscellaneous costs.  Research and development costs for the year ended September 30, 2010, included the following: payroll and benefit costs (including stock based compensation) of $848,300, consultant costs of $201,700 and other miscellaneous costs of $70,500 which include travel, database and support costs.  There were negligible clinical study patient costs or patient marketing and recruitment costs incurred for the year ended September 30, 2010.  For the comparable period for 2009, research and development costs included: payroll and benefit costs (including stock based compensation) of $792,100, consultant costs of $105,700 and other miscellaneous costs of $76,200 which included travel, database and support costs.  Additionally, as the clinical study was in full progress during the 2009 period, research and development costs included clinical study patient costs of $789,300 and patient marketing and recruitment costs of $161,100.

Comparing the year ended September 30, 2010 with the corresponding period in 2009, clinical study patient costs and patient marketing and recruitment costs were eliminated in the 2010 period as the study was completed in September 2009.  Consequently, the focus of the research and development department moved from conducting the clinical study to analyzing the data and drafting scientific papers for publications; the department also generated several applications for research grants for future funding.  Additionally, the focus moved to enhancing the rEEG production system and the preparation of the 510(k) application with the FDA.  With this shift in focus, consulting fees increased by $96,100: in total $50,200 was spent on research and $151,500 was spent on product enhancements in the year ended September 30, 2010.  Of the $151,500, $76,100 was spent on consulting resources assisting with the filing of our 510(k) application with the FDA, while the balance, $75,400, was spent on programming resources to improve our database and the rEEG process.  Payroll and benefits increased by $56,200 in the 2010 period primarily due to the reassignment of a staff member between departments and due to the increase in stock-based compensation.

Sales and marketing

	Year ended September 30,		Percent
	2010	2009	Change
Sales and Marketing
Neurometric Information Services	$853,100	$908,500	(6)%
Clinical Services	17,800	7,300	144%
Total Sales and Marketing	$870,900	$915,800	(5)%

Sales and marketing expenses associated with our Laboratory Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees and conference and travel expenses.  Sales and marketing expenses for the year ended September 30, 2010 included the following expenses: payroll and benefits $568,100, advertising and marketing $59,100, consulting $122,700 and conferences and travel $62,000. For the comparable period in 2009 expenses were as follows: payroll and benefits $596,000, advertising and marketing $147,600, consulting $82,400 and conferences and travel $34,100.

Comparing the year ended September 30, 2010, with the same period in 2009; payroll and benefits decreased by $27,900 in the 2010 period as a result a reduction in staff and the reassignment of staff to another department.  However, in July 2010 we recruited an Executive Vice President and Chief Marketing Officer to lead our marketing efforts and pursue contracts with key organizations.  Advertising and marketing expenses decreased by $88,500 as advertising was curtailed while the Company awaited resolution to its 510(k) application with the FDA.  Consequently, in the year ended September 30, 2010, marketing efforts were largely limited to planning and provider network development, whereas for the 2009 period the Company was actively executing its advertising and marketing plans.  Conference and travel expenses increased by $27,900 in the 2010 period as the Company conducted its first user-group conference in January 2010 and conducted multiple visits to potential clients.

The Clinical Services sales and marketing expenses consists of advertising to attract patients to the clinic. During the year ended September 30, 2010, Clinical Services also invested in re-launching its updated website and in the development of a new marketing strategy, which accounted for much of the increase in expenditure.  We anticipate a moderate increase in marketing expenditure to attract new patients to the clinic as the capacity to treat new patients has increased with the addition of our newly recruited psychiatrist.

General and administrative

	Year ended September 30,		Percent
	2010	2009	Change
General and administrative
Neurometric Information Services	$4,262,900	$3,430,900	24%
Clinical Services	754,100	669,600	13%
Total General and administrative	$5,017,000	$4,100,500	22%

General and administrative expenses for our Neurometric Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal, patent costs, other professional and consulting fees, general administrative and occupancy costs, conference and travel and miscellaneous costs.  For the year ended September 30, 2010, General and Administrative costs included the following: salaries and benefit costs of $1,203,200; legal fees of $1,738,400; other professional and consulting fees of $727,700; general administrative and occupancy costs of $234,600; patent costs of $77,300; marketing and investor relations expenses of $96,400 and conference and travel expenses of $103,300.  For the same period in 2009, General and Administrative costs included the following: salaries and benefit costs of $792,700; legal fees of $1,361,200; other professional and consulting fees of $521,000; general administrative and occupancy costs of $263,000; patent costs of $213,100; marketing and investor relations expenses of $86,500 and conference and travel expenses of $69,800.  Additionally, other one-time miscellaneous charges of $99,700 were booked for the 2009 period, which were the result of a revised IRS assessment on 2006 payroll taxes and Delaware Franchise Tax assessments for calendar years 2007 and 2008.

With respect to our Neurometric Information Services business, in the year ended September 30, 2010, compared to the same period in 2009, payroll and benefit expenses increased by a net $410,500, of which $410,000 was due to an increase in stock-based compensation due to the accounting for vested option grants given to employees, directors, advisors and consultants in March and July of 2010.  The balance of the change, $101,300 was due to the change of staff mix with the former CEO, Mr. Brandt, leaving the Company in April 2009 and the former President, Mr. Carpenter, becoming the CEO.  Additionally, the Chief Financial Officer (CFO), who was previously engaged as a consultant, joined the staff in mid February 2010.   Professional and consulting fees increased by a net $206,600 which was partly due to the mix of consulting services used in fiscal 2010: these fees included $284,000 associated with financial advisory services used to obtain funding, $121,000 for accounting services, $62,500 used for public relations services and $41,000 was used for consultants associated with the Brandt litigation.  Legal fees increased by a net $376,400 which was made up of a $567,600 increase in litigation fees in defending against actions brought by Mr. Brandt, which was partly offset by a reduction of $191,200 in non-litigation related legal expenses.  In total $1,700,700 was directly incurred in the course of the litigation, of which $566,600 was incurred in fiscal 2009 and $1,134,100 in fiscal 2010.  All matters between Mr. Brandt and us have either been dismissed or adjudicated in our favor.  General administrative and occupancy costs increased by $51,500, in part due to increases in computer and telecommunications costs.  Patent costs declined by $135,800 due to the timing of patent applications as expenses were primarily associated with patent maintenance.  Marketing and Investor relations expenses increased by $9,900 due to attendance and presentations at more investor conferences with a view to raising capital.  Conference and travel costs increased by $36,600 as a result of increased travel associated with raising capital and the litigation activities.

General and administrative expenses for our Clinical Services business includes all costs associated with operating NTC.  This includes payroll costs, medical supplies, occupancy costs and other general and administrative costs.  These costs increased by $59,550 to $754,100 in the year ending September 30, 2010 from $669,600 in the fiscal year 2009.  This increase is largely due to the recruiting fees, moving costs, sign-on bonus and salary of our new psychiatrist who joined NTC in August 2010.  Other contributing cost increases for NTC were due to Clinical Services staff, who had worked on the clinical study, no longer being reimbursed by the Neurometric Information Services for their time spent on the study.  These increases in cost for NTC were partially offset by a reduction in rent as a less expensive lease extension was negotiated with a reduction in sub-leased space as a cost saving measure.

Goodwill impairment charges

During the fiscal year 2009, we conducted a goodwill impairment test and determined that all of the goodwill related to the NTC acquisition was impaired. Accordingly, we recorded a goodwill impairment charge of $320,200 for the year ended September 30, 2009.

Other income (expense)

	Year ended September 30,		Percent
	2010	2009	Change

Neurometric Information Services (Expense), net	$(1,668,100)	$(1,822,700)	(8)%
Clinical Services (Expense)	(100)	(200)	50%
Total interest income (expense)	$(1,668,200)	$(1,822,900)	(8)%
* not meaningful

For the year ended September 30, 2010 Neurometric Information Services had several major transactions which totaled net expenses of $1,668,100.

Firstly, we incurred a non-cash loss on the extinguishment of debt of $1,094,300, which was due to the fact that the Bridge Notes issued to John Pappajohn on June 3 and July 25, 2010 and the Deerwood Notes issued to the Deerwood investors on July 5 and August 20, 2010 were subsequently replaced by October Notes (please see Note 3 to the Financial Statements).  The modifications of the terms were accounted for as a debt extinguishment, whereby the difference in the carrying value of the original notes (i.e., the Bridge Notes and Deerwood Notes) and the carrying value of the replacement notes (i.e., the related October Notes) were recognized as losses within the period. Although the replacement notes were issued after the close of the fiscal year ended September 30, 2010, i.e., on October 1, 2010 (in the case of John Pappajohn) and November 3, 2010 (in the case of the Deerwood investors), we considered the replacement notes to be outstanding and effective for the fiscal year ended September 30, 2010 and accordingly recorded the resultant loss on extinguishment of debt for the year ended September 30, 2010.

Secondly, we incurred interest expenses of $360,500, which is comprised of a non-cash charge of $258,900 associated with the value of the beneficial conversion feature of the Bridge Notes and Deerwood Notes, which were expensed to interest.  Additionally, we incurred a non-cash charge of $77,000 related to the amortization of warrant discount associated with the warrants issued along with the Bridge Notes and Deerwood Notes and a further interest charge of $19,700, which had accrued on the notes themselves.  Actual interest paid net of interest earned was only $4,900.

Lastly, we incurred a financing premium of $213,400.  This comprised a non-cash charge of $193,400 associated with the warrants issued to SAIL in connection with the guaranties provided by SAIL in connection with the Deerwood Notes (please see Note 3 to the Financial Statements).  An additional $20,000 was paid for due diligence work to an entity in anticipation of obtaining financing; no financing ensued as the terms were ultimately considered to be potentially too dilutive to our shareholders.

For fiscal 2009, Neurometric Information Services incurred a $90,000 financing premium that was paid in connection with the bridge note issued to Mr. Pappajohn on June 12, 2009 and a $20,900 non-cash interest charge on the bridge notes issued to Mr. Brandt and Sail Venture Partners.  Additionally, a $1,058,000 non-cash charge associated with the valuation of bridge warrants and a $642,000 non-cash charge associated with the value of the beneficial conversion feature of the bridge notes which was expensed interest upon conversion of the bridge notes.  Furthermore, interest paid net of interest earned was $3,800.

Net Loss

	Year ended September 30,		Percent
	2010	2009	Change

Neurometric Information Services net loss	$(7,904,400)	$(8,451,300)	(6)%
Clinical Services net loss	(269,600)	(70,900)	280%
Total Net Loss	$(8,174,000)	$(8,522,200)	(4)%

The decrease in net loss for our Neurometric Information Services business of approximately $547 thousand for the year ended September 30, 2010 compared to the prior fiscal year is primarily due to reductions in our Research and Development expenditures of $804 thousand as the clinical trial had ended in fiscal 2009; the reduction of Sales and Marketing costs of $55 thousand; the non-recurrence of the $320 thousand goodwill write-down of NTC in fiscal 2009; the reduction of Other Expenses of $155 thousand due to accounting for non-cash items including the beneficial conversion features of notes and the expensing of warrant discounts.  These decreases were partially offset by an increase in General and Administration expenses of $832 thousand, which was largely due to the increase in the Brandt litigation expenses and the increase in accounting for stock option compensation.

The increase in the net loss for our Clinical Services business of approximately $199 thousand was the result of having insufficient psychiatric/prescriber resources to see a sufficient volume of new patients for the clinic to be profitable.  This situation was exacerbated by the upfront costs of recruiting and hiring the needed additional psychiatrist who joined Clinical Services in August 2010, before she could have a significant impact in increasing the clinic’s revenue.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of September 30, 2010, we had an accumulated deficit of approximately $33.4 million, and as of September 30, 2009, our accumulated deficit was approximately $25.2 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of September 30, 2010, we had approximately $62,000 in cash and cash equivalents and a working capital deficit of approximately $4.2 million compared to approximately $0.99 million in cash and cash equivalents and a working capital balance of approximately $1.1 million at September 30, 2009.  The working capital deficit as of September 30, 2010 includes the $1.0 million of secured convertible promissory notes (Bridge Notes and Deerwood Notes) outstanding as of that date.

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

Sources of Liquidity

Since our inception substantially all of our operations have been financed primarily from equity and debt financings.  Through September 30, 2010, we had received proceeds of approximately $13.7 million from the sale of stock, $7.7 million from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the Company.

From June 3, 2010 through to November 12, 2010, we raised $3.0 million through the sale of secured convertible notes and warrants.  Of such amount, $1.75 million was purchased by members of our Board of Directors or their affiliate companies. See Note 3 of the financial statements,  “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Cash Flows

Net cash used in operating activities was $4.9 million for the fiscal year ended September 30, 2010 compared to $4.6 million for the fiscal year ended September 30, 2009.  The increase in cash used of $0.3 million was primarily attributable to increases in legal fees associated with the Brandt litigation, our private placement and bridge financings and investigation of FDA licensure issues.

Net cash used in investing activities increased to $14,900 for the fiscal year ended September 30, 2010 as compared to $2,000 for the year ended September 30, 2009.  Our investing activities related to the purchase of computer equipment and some furniture for our new leased offices in Aliso Viejo, California.

Net cash proceeds from financing activities for the fiscal year ended September 30, 2010 were approximately $3.0 million, net of offering costs, raised on December 24 and 31, 2009 and January 4, 2009 in connection with the second, third and fourth closings respectively of our private placement transaction; $1.0 million raised in bridge financing transactions, and $100,000 as an advance from Mr. Pappajohn prior to these funds becoming part of a secured promissory note on October 1, 2010.  These proceeds were partly offset by the repayment of $94,100 on a promissory note issued to Daniel Hoffman in connection with our acquisition of NTC.

 For the fiscal year ended September 30, 2009 proceeds from financing activities were approximately $1.8 million, net of offering costs, raised on August 26, 2009, in connection with the first closing of our private placement transaction; $1.7 million raised in bridge financing transactions (which ultimately converted into equity as further described in Note 3 of the financial statements), and $295,500 due to the exercise of options and warrants.  These proceeds were partly offset by the repayment of a convertible promissory note, with accrued interest, totaling $92,600 and the repayment of $86,700 on a promissory note issued to Daniel Hoffman in connection with our acquisition of NTC.

Contractual Obligations and Commercial Commitments

As of September 30, 2010, we have a contractual obligation to pay the remaining balance on a promissory note of $24,700 issued in connection with our acquisition of NTC, which bears interest at a rate of 8% per annum.  Our combined lease obligations are $ 274,400; our remaining lease obligation on our Aliso Viejo office, which expires of January 30, 2013, is $112,100 in total: being $46,500, $49,000 and 16,600 for fiscal years 2011, 2012 and 2013 respectively, with an average monthly rental of $3,600 over the entire lease period.  Our remaining lease obligation on our Greenwood Village, CO, clinic office, which expires of April 30, 2013, is $162,300 in total:$58,200, $65,400 and $38,700 for fiscal years 2011, 2012 and 2013 respectively, with an average monthly rental of $5,100 over the entire lease period.  As of September 30, 2009, the balance outstanding on the aforementioned promissory note was $118,600; our obligations for leased space were immaterial as the leases were expired or were close to expiring.  Please see Note 10 to our Consolidated Financial Statements included elsewhere in this report for further details.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	24,700	24,799	-	-	-
Capital Lease Obligations	5,600	2,200	3,400	-	-
Operating Lease Obligations	274,500	104,700	169,800	-	-
Total	304,800	131,600	173,200	-	-

Derivative Liability

Current liabilities include $2.1 million of derivative liability. This amount includes:

1.	$0.9 million, which represents the fair value liability associated with the warrants issued in conjunction with the October Notes.

2.	$1.2 million, which represent the fair value liability associated with the conversion option of the October Notes.
(Please see “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.)

The carrying value of these derivative liabilities will be reassessed each quarter and any change in the carrying value will be booked to other income (expense) in the income statement.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur operating losses in the future and to make capital expenditures to expand our research and development programs (including upgrading our CNS Database) and to scale up our commercial operations and marketing efforts. We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, including the repayment of debt incurred as a result of our litigation with Brandt. Although since September 30, 2010 we have raised gross proceeds of $2.0 million through the sale of convertible promissory notes, we anticipate that our cash on hand (including the proceeds from these promissory notes) and cash generated through our operations will not be sufficient to fund our operations the next 12 months.  In addition we will have to repay the outstanding notes plus interest.  We therefore anticipate raising additional funds in the near future.

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

•	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our selling and marketing efforts;

•	whether we incur additional consulting and legal fees in our efforts to obtain 510(k) clearance from the FDA.

•	if we expand our business by acquiring or investing in complimentary businesses.

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

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented.  As of September 30, 2010, we had net operating loss carryforwards for federal income tax purposes of $24.7 million. If not utilized, the federal net operating loss carryforwards will begin expiring in 2029. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change”. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 7A.           Quantitative and Qualitative Disclosures about Market Risk.

 Not applicable.

ITEM 8.              Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CNS Response, Inc.
85 Enterprise, Suite 410
Aliso Viejo, CA 92656

We have audited the accompanying consolidated balance sheets of CNS Response, Inc. (the “Company”) and its subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2010. CNS Response, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cacciamatta Accountancy Corporation

Irvine, California
December 20, 2010

CNS RESPONSE, INC.

CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2010 and 2009

	As at September 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$62,000	$988,100
Accounts receivable (net of allowance for doubtful accounts of $10,400 and $11,700 in 2010 and 2009 respectively)	48,900	61,700
Prepaids and other	84,900	89,500
Total current assets	195,800	1,139,300
Furniture & equipment	23,000	17,500
Other assets	18,700	4,100
TOTAL ASSETS	$237,500	$1,160,900

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable (including $60,800 and $7,000 to related parties in 2010 and 2009 respectively)	$1,383,700	$1,285,600
Accrued liabilities	380,700	261,400
Other payable – related party	100,000	-
Deferred compensation (including $81,200 and $81,200 to related parties in 2010 and 2009 respectively)	263,600	220,100
Accrued patient costs	135,000	305,500
Accrued consulting fees (including $27,000 and $18,000 to related parties in 2010 and 2009, respectively)	86,600	72,100
Derivative liability	2,061,900	-
Secured convertible promissory notes-related party (net of discounts $1,023,900 in 2010 and $0 in 2009)	-	-
Current portion of long-term debt	26,900	95,900
Total current liabilities	4,438,400	2,240,600

LONG-TERM LIABILITIES
Note payable to officer	-	24,800
Capital lease	3,400	5,600
Total long-term liabilities	3,400	30,400
TOTAL LIABILITIES	4,441,800	2,271,000
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; authorized 750,000,000 shares; 56,023,921 and 41,781,129 shares outstanding as of September 30, 2010 and 2009	56,000	41,800
Additional paid-in capital	29,109,600	24,044,000
Accumulated deficit	(33,369,900)	(25,195,900)
Total stockholders' equity	(4,204,300)	(1,110,100)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$237,500	$1,160,900

See accompanying Notes to Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
SEPTEMBER 30, 2010 AND 2009

	YEARS ENDED SEPTEMBER 30,
	2010	2009
REVENUES
Neurometric Information Services	$136,100	$120,400
Clinical Services	502,400	579,700
	638,500	700,100
OPERATING EXPENSES:
Cost of Neurometric Service revenues	135,100	131,600
Research and development	1,120,500	1,924,100
Sales and marketing	870,900	915,800
General and administrative	5,017,000	4,100,500
Goodwill impairment charges	-	320,200

Total operating expenses	7,143,500	7,392,200

OPERATING LOSS	(6,505,000)	(6,692,100)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(360,500)	(1,732,900)
Loss on extinguishment of debt	(1,094,300)	-
Financing fees	(213,400)	(90,000)
Total other income (expense)	(1,668,200)	(1,822,900)

LOSS BEFORE PROVISION FOR INCOME TAXES	(8,173,200)	(8,515,000)

PROVISION FOR INCOME TAXES	800	7,200

NET LOSS	$(8,174,000)	$(8,522,200)

BASIC NET LOSS PER SHARE	$(0.16)	$(0.31)

DILUTED NET LOSS PER SHARE	$(0.16)	$(0.31)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	52,277,119	27,778,171
Diluted	52,277,119	27,778,171

See accompanying Notes to Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at October 1, 2008	25,299,547	$25,300	$17,701,300	$(16,673,700)	$1,052,900

Stock- based compensation	-	-	850,500	-	850,500
Issuance of 3,433,333 bridge warrants	-	-	1,058,000	-	1,058,000
Exercise of 1,498,986 $0.01 warrants	1,498,986	1,500	13,500	-	15,000
Exercise of 2,124,740 $0.132 options	2,124,740	2,100	278,400	-	280,500
Issuance of stock in connection with the Maxim PIPE net of offering costs of $250,700	6,810,002	6,800	1,785,500	-	1,792,300
Value of beneficial conversion feature of bridge notes	-	-	642,000	-	642,000
Issuance of stock on conversion $1,720,900 of bridge notes and accrued interest	6,047,854	6,100	1,714,800	-	1,720,900
Warrants issued in association with the Maxim PIPE	-	-	1,607,000	-	1,607,000
Offering cost pertaining to the Maxim PIPE	-	-	(1,607,000)	-	(1,607,000)
Net loss for the year ended September 30, 2009	-	-		(8,522,200)	(8,522,200)

Balance at September 30, 2009	41,781,129	$41,800	$24,044,000	$(25,195,900)	$(1,110,100)

Stock- based compensation	-	-	1,302,100	-	1,302,100
Issuance of stock in connection with the Maxim PIPE net of offering costs of $540,600	11,786,666	11,800	2,983,600	-	2,995,400
Warrants issued in association with the Maxim PIPE	-	-	7,615,100	-	7,615,100
Offering cost pertaining to the Maxim PIPE	-	-	(7,615,100)	-	(7,615,100)
Value of warrants surrendered for cashless exercise	-	-	(415,800)	-	(415,800)
Stock issued for cashless exercise	2,456,126	2,400	413,400	-	415,800
Warrants issued for consulting services	-	-	199,000	-	199,000
Value of beneficial conversion feature of bridge notes	-	-	430,700	-	430,700
Issuance of bridge warrants			152,600		152,600
Net loss for the year ended September 30, 2010	-	-	-	(8,174,000)	(8,174,000)

Balance at September 30, 2010	56,023,921	$56,000	$29,109,600	$(33,369,900)	$(4,204,300)

See accompanying Notes to Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR YEARS ENDED
SEPTEMBER 30, 2010 AND 2009

	YEAR ENDED SEPTEMBER 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,174,000)	$(8,522,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	9,400	9,100
Amortization of discount on bridge notes issued	335,900	1,058,000
Value of beneficial conversion feature of bridge notes	-	642,000
Stock based compensation	1,302,100	850,500
Extinguishment of debt	1,094,300	-
Issuance of warrants for consulting services	199,000	-
Issuance of warrants for financing services	193,400	-

Non-cash interest expense	21,600	20,900
Goodwill impairment	-	320,200
Write-off of doubtful accounts	12,950	22,700
Changes in operating assets and liabilities:
Accounts receivable	(150)	13,800
Prepaids and other	4,600	99,900
Accounts payable and accrued liabilities	231,900	1,003,800
Deferred compensation and others	43,500	(40,300)
Accrued patient costs	(170,500)	(92,000)
Security Deposit on new lease	(14,600)	-
Net cash used in operating activities	(4,910,600)	(4,613,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Furniture & Equipment	(14,900)	(2,000)
Net cash used in investing activities	(14,900)	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debt with accrued interest	-	(92,600)
Repayment of debt	(94,100)	(86,700)
Repayment of lease payable	(1,900)	(1,800)
Proceeds from the sale of common stock, net of offering costs	2,995,400	1,792,300
Proceeds from bridge notes	1,000,000	1,700,000
Proceeds from related party loan	100,000	-
Proceeds from exercise of warrants and options	-	295,500
Net cash provided by financing activities	3,999,400	3,606,700
NET DECREASE IN CASH	(926,100)	(1,008,900)
CASH- BEGINNING OF YEAR	988,100	1,997,000
CASH- END OF YEAR	$62,000	$988,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,900	$64,100
Income taxes	$800	$7,200
Fair value of note payable to officer issued for acquisition	$24,700	$118,600
Fair value of equipment acquired through lease	$6,600	$7,600
Conversion of bridge notes and related accrued interest into common stock	$-	$1,720,900

See accompanying Notes to Consolidated Financial Statements

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2010 AND 2009

1.	NATURE OF OPERATIONS

Organization and Nature of Operations

CNS Response, Inc. (the “Company”) was incorporated in Delaware on March 16, 1987, under the name Age Research, Inc.   Prior to January 16, 2007, CNS Response, Inc. (then called Strativation, Inc.) existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.  On January 16, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CNS Response, Inc., a California corporation formed on January 11, 2000 (“CNS California”), and CNS Merger Corporation, a California corporation and the Company’s  wholly-owned subsidiary (“MergerCo”) pursuant to which the Company agreed to acquire CNS California in a merger transaction wherein MergerCo would merge with and into CNS California, with CNS California being the surviving corporation (the “Merger”). On March 7, 2007, the Merger closed, CNS California became a wholly-owned subsidiary of the Company, and on the same date the corporate name was changed from Strativation, Inc. to CNS Response, Inc.

The Company is a web-based neuroinformatic company that utilizes a patented system that provides data to psychiatrists and other physicians/prescribers to enable them to make a more informed decision when treating a specific patient with mental, behavioral and/or addictive disorders.  The Company also intends to identify, develop and commercialize new indications of approved drugs and drug candidates for this patient population.

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed federally insured limit of $250,000.  At September 30, 2010 cash did not exceed the federally insured limit.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Derivative Liabilities

The Company applies ASC Topic 815-40, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception in ASC 815-10-15-74. This standard triggers liability accounting on all instruments and embedded features exercisable at strike prices based on future equity-linked instruments issued at a lower rate.  Using the criteria in ASC 815, the Company determines which instruments or embedded features that require liability accounting and records the fair values as a derivative liability. The changes in the values of the derivative liabilities are shown in the accompanying consolidated statements of operations as “gain (loss) on change in fair value of derivative liabilities.”

On September 26, 2010, the Company’s board of directors approved a term sheet to modify the terms of six convertible notes outstanding at that date in order to induce additional investment in the form of convertible debt. The original convertible notes were due in December 2010 with accrued interest at 9%, convertible into common shares at $0.50 per share and had warrants exercisable at strike price between $0.50 and $0.56. The Company modified the terms of these notes to be due 12 months from the modification date with accrued interest at 9%, convertible into common shares at $0.30 per share, 50% warrant coverage exercisable at $0.30 per share and increased the principal for accrued interest through the modification date. Both the convertible note and warrants contained ratchet provisions, which under ASC 815 required bifurcation of the conversion feature and warrants for derivative liability treatment. As of September 30, 2010 the derivative liability was $2,061,900, which was comprised of the warrant liability of $889,100 and the debt conversion option liability of $1,172,800.

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

The Company’s warrant liability is carried at fair value totaling $889,100 and $0, as of September 30, 2010 and 2009, respectively.  The Company’s conversion option liability is carried at fair value totaling $1,172,800 and $0 as of September 30, 2010 and 2009, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

September 30, 2010
Annual dividend yield	-
Expected life (years)	1.0-3.5
Risk-free interest rate	1.12%-1.27%
Expected volatility	142%-274%

	Fair Value	Fair Value Measurements at
	As of	September 30, 2010
	September 30,	Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$889,100	$-	$889,100	$-
Secured convertible promissory note	1,023,900		1,023,900
Conversion option liability	1,172,800	-	1,172,800	-
Total accrued derivative liabilities	$3,085,800	$-	$3,085,800	$-

As of September 30, 2010 the Company recognized no gain or loss on change in the fair value of accrued derivative liabilities and did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection.

Fixed Assets

 Fixed assets, which are recorded at cost, consist of office furniture and equipment and are depreciated over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be from 3 to 5 years.  Depreciation for the years ended September 2010 and 2009 is $9,400 and $9,100 respectively.  Accumulated depreciation at September 30, 2010 and 2009 was $21,800 and $15,400 respectively.

 Goodwill

In accordance with ASC 350-20 (formerly Statement of Financial Accounting Standards (“ SFAS” ) No. 142, Goodwill and Other Intangible Assets ) (“ASC 350-10”) , goodwill is not amortized but instead is measured for impairment at least annually, or more frequently if certain indicators are present.

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

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ) (“ASC 350-30”), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss, apart from the abovementioned goodwill impairment, was recorded for the years ended September 30, 2010 and 2009.

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

Income Taxes

The Company accounts for income taxes to conform to the requirements of ASC 740-20 (formerly SFAS No. 109, Accounting for Income Taxes) (“ASC 740-20”). Under the provisions of ASC 740-20, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have already been recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Comprehensive Income (Loss)

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income) (“ASC 220-10”), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the years ended September 30, 2010 and 2009.

Income (Loss) per Share

Basic and diluted net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period.

Segment Information

The Company uses the management approach for determining which, if any, of its products and services, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of any reportable segments. Management uses two measurements of profitability and does disaggregate its business for internal reporting and therefore operates two business segments which are comprised of a reference laboratory and a clinic.  The Neurometric Information Service (formerly called Laboratory Information Services) provides reports (“rEEG Reports”) enable psychiatrist or other physicians/prescribers to make more informed decisions with a treatment strategy for a specific patient with behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.  The Clinic operates NTC, a full service psychiatric practice.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company. These reclassifications include reclassifying the Company’s patent costs to General and Administrative costs as patent costs were previously included in Research and Development costs.  The reclassifications had no effect on consolidated net income or consolidated assets and liabilities.

Recent Accounting Pronouncements

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, starting from fiscal year end 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Company’s audited consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 that requires new disclosures and provides clarification of existing disclosures. ASU 2010-06 also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets (Subtopic 715-20). ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is evaluating the impact of the adoption of ASU 2010-06 on its audited consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”) as amendments to certain recognition and disclosure requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance for interim and annual periods. The adoption of ASU 2010-09 did not have a material impact on the Company’s audited consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-12 (“ASU 2010-12”), “Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts”.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act.” The Company does not expect the provisions of ASU 2010-12 to have a material impact on the Company’s audited consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (“ASU 2010-13”), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material impact on the Company’s audited consolidated financial statements.

3.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

As of October 1, 2008, one convertible promissory note, originally issued by CNS California prior to September 30, 2006, with a principal balance of $49,950 remained outstanding.  In May 2009, the Company entered into a settlement and release agreement with this note holder and fully repaid the promissory note with accrued interest on June 30, 2009.

Between March 30 and June 12, 2009 the Company entered into three rounds of bridge financings in the form of secured convertible promissory notes.  These three rounds are referred to as:

(a)	the March 30, 2009 SAIL/Brandt Notes
(b)	the May 14, 2009 SAIL Note
(c)	the June 12, 2009 Pappajohn Note

All of these notes were converted to equity as a result of a private placement transaction  closed on August 26, 2009, which is fully described in the section below.

The Private Placement Transactions

Completion of First Closing of 2009 Private Placement Transaction

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

  Pursuant to a Registration Rights agreement entered into with each investor, the Company agreed to file a registration statement covering the resale of the common stock and the common stock underlying the warrants sold in the Private Placement, as well as the common stock underlying the warrants issued to Maxim Group by the later of October 26, 2009 or the 20th calendar day after the termination of the offering.  The Registration Rights agreement was subsequently amended to permit the filing of the registration statement no later than 10 business days following the Company’s filing of its Annual Report on Form 10-K for its September 30, 2009 year end, or the 20th calendar day after termination of the private offering.  The Registration Statement was filed with the Securities and Exchange Commission (SEC) on February 1, 2010.  Amendment No. 3 to the Registration Statement was filed with the SEC on November 8, 2010.

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

Events Relating to 2009 Private Placement Transaction

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

On May 14, 2009, the Company entered into a Bridge Note and Warrant Purchase Agreement (the “SAIL Purchase Agreement”) with SAIL. Pursuant to the SAIL Purchase Agreement, on May 14, 2009, SAIL purchased a Secured Promissory Note in the principal amount of $200,000 from the Company (the “May SAIL Note”).  In order to induce SAIL to purchase the note, the Company issued to SAIL a warrant to purchase up to 100,000 shares of the Company’s common stock at a purchase price equal to $0.25 per share.  The warrant expires on May 31, 2016.

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

On August 26, 2009, at the closing of the Private Placement, the Company paid the Premium Payment to Mr. Pappajohn, and the outstanding principal amount of Mr. Pappajohn’s note ($1,000,000 as of August 26, 2009) converted into 3,333,334 shares of the Company’s common stock. In addition, in accordance with the terms of his note, Mr. Pappajohn was issued a five-year non-callable warrant to purchase 1,666,667 shares of the Company’s common stock at an exercise price of $0.30 per share.

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

Completion of Second, Third and Fourth Closings of the 2009 Private Placement Transaction

On December 24 and 31, 2009 and January 4, 2010, the Company completed a second, third and fourth and final closing of its private placement (the first closing having occurred on August 26, 2009), resulting in additional gross proceeds to the Company of $2,996,000, $432,000 and $108,000 respectively from accredited investors.

Pursuant to Subscription Agreements entered into with the investors, the Company sold approximately 65 Investment Units in the three closings at $54,000 per Investment Unit. Each “Investment Unit” consists of 180,000 shares of the Company’s common stock and a five-year non-callable warrant to purchase 90,000 shares of the Company’s common stock at an exercise price of $0.30 per share.

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

            Secondary placement agents who participated in the second closing of the private placement received cash fees of $75,200 and five-year non-callable warrants to purchase 250,800 shares of the Company’s common stock at an exercise price of $ 0.33 per share.  For the third closing, the secondary placement agents received cash fees of $38,900 and five year non-callable warrants to purchase 129,600 shares of the Company’s common stock at an exercise price of $ 0.33 per share.  For the fourth closing, the secondary placement agents received cash fees of $9,700 and five-year non-callable warrants to purchase 32,400 shares of the Company’s common stock at an exercise price of $ 0.33 per share. The Company has agreed to amend the five-year exercise period applicable to these warrants to begin on the effective date of the registration statement, as described above.

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

2010 Promissory Note Transactions

On June 3, 2010, the Company entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase two secured promissory notes (each, a “Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010.  On June 3, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the first Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the second Bridge Note.  In connection with his purchase of the second Bridge Note, Mr. Pappajohn received a warrant to purchase up to 250,000 shares of the Company’s common stock.  The exercise price of the warrant (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) was $0.50 per share.

Pursuant to a separate agreement that the Company entered into with Mr. Pappajohn on July 25, 2010, the Company granted him a right to convert his Bridge Notes into shares of it’s common stock at a conversion price of $0.50.  The conversion price was subject to customary anti-dilution adjustments, but would never be less than $0.30.  Each Bridge Note accrued interest at a rate of 9% per annum.

On July 5, 2010 and August 20, 2010, the Company issued unsecured promissory notes (each, a “Deerwood Note”) in the aggregate principal amount of $500,000 to Deerwood Partners LLC and Deerwood Holdings LLC, with each investor purchasing two notes in the aggregate principal amount of $250,000.  The Company’s director George Kallins and his spouse are the managing members of these investors.  The Deerwood Notes mature on December 15, 2010.  The Company received $250,000 in gross proceeds from the issuance of the first two notes on July 5, 2010 and another $250,000 in gross proceeds from the issuance of the second two notes on August 20, 2010.   In connection with the August 20, 2010 transaction, each of the two investors also received a warrant to purchase up to 75,000 shares of the Company’s common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) of $0.56 per share.

SAIL Venture Partners L.P. (“SAIL”), of which the Company’s director David Jones is a managing partner, issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under each Deerwood Note.  The obligations under each guaranty were independent of the Company’s obligations under the Deerwood Notes and separate actions could be brought against the guarantor.  The Company entered into an oral agreement to indemnify SAIL and grant to SAIL a security interest in the Company’s assets in connection with the guaranties. In addition, on August 20, 2010, the Company granted SAIL warrants to purchase up to an aggregate of 100,000 shares of common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) of $0.56 per share.

Each Deerwood Note accrued interest at a rate of 9% per annum and was convertible into shares of the Company’s common stock at a conversion price of $0.50.  The conversion price was subject to customary anti-dilution adjustments, but would never be less than $0.30.

On October 1, 2010, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with John Pappajohn and SAIL as investors, pursuant to which the Company issued to the investors secured convertible promissory notes (the “October Notes”) in the aggregate principal amount of $1,011,688 and warrants to purchase up to 1,686,144 shares of common stock, as follows:   (a) The Company received $500,000 in gross proceeds from the issuance to these investors of October Notes in the aggregate principal amount of $500,000 and related warrants to purchase up to 833,332 shares.  (b) The Company also issued October Notes in the aggregate principal amount of $511,688, and related warrants to purchase up to 852,812 shares, to Mr. Pappajohn in exchange for the cancellation of the two Bridge Notes originally issued to him on June 3, 2010 and July 25, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and a warrant to purchase up to 250,000 shares originally issued to him on July 25, 2010.  The transaction closed on October 1, 2010.

On November 3, 2010, three affiliated entities, identified below, executed the Purchase Agreement.  In connection therewith, the Company issued October Notes in the aggregate principal amount of $762,250 and warrants to purchase up to 1,270,414 shares of common stock, as follows:  (a) The Company received $250,000 in gross proceeds from the issuance to BGN Acquisition Ltd., LP, an entity controlled by the Company’s director George Kallins, of October Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 416,666 shares.  (b)  The Company also issued October Notes in the aggregate principal amount of $512,250, and related warrants to purchase up to 512,250 shares, to Deerwood Holdings LLC and Deerwood Partners LLC, two entities controlled by Mr. Kallins, in exchange for the cancellation of the Deerwood Notes originally issued on July 5, 2010 and August 20, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and warrants to purchase an aggregate of up to 150,000 shares originally issued on August 20, 2010.  The related guaranties and oral indemnification and security agreement that had been entered into in connection with the Deerwood Notes were likewise terminated.   SAIL, of which the Company’s director David Jones is a managing partner, issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under the October Notes issued to such investors.  The obligations under each guaranty are independent of the Company’s obligations under the October Notes and separate actions may be brought against the guarantor.  In connection with its serving as guarantor, the Company granted SAIL warrants to purchase up to an aggregate of 341,498 shares of common stock.  The warrants to purchase 100,000 shares of common stock previously granted to SAIL on August 20, 2010 were canceled.

The Purchase Agreement provides for the issuance and sale of October Notes, for cash or in exchange for outstanding convertible notes, in the aggregate principal amount of up to $3,000,000 plus an amount corresponding to accrued and unpaid interest on any exchanged notes, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the October Notes.  The agreement provides for multiple closings, but mandates that no closings may occur after January 31, 2011.  The Purchase Agreement also provides that the Company and the holders of the October Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the October Notes and the related warrants.

The October Notes mature one year from the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, and are convertible into shares of common stock of the Company at a conversion price of $0.30.  The conversion price is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; (3) the distribution of other capital stock, indebtedness or other non-cash assets; and (4) the completion of a financing at a price below the conversion price then in effect.  The October Notes are furthermore convertible, at the option of the holder, into securities to be issued in subsequent financings at the lower of the then-applicable conversion price or price per share payable by purchasers of such securities.  The October Notes can be declared due and payable upon an event of default, defined in the October Notes to occur, among other things, if the Company fails to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if the Company fails to perform any covenant or agreement as required by the October Note. The aggregate number of shares of common stock underlying the principal amount of the October Notes, which were accounted for as being outstanding at September 30, 2010, is 3,413,126 at a conversion price of $0.30 per share.

The Company’s obligations under the terms of the October Notes are secured by a security interest in the tangible and intangible assets of the Company, pursuant to a Security Agreement, dated as of October 1, 2010, by and between the Company and John Pappajohn, as administrative agent for the holders of the October Notes.  The agreement and corresponding security interest terminate if and when holders of a majority of the aggregate principal amount of October Notes issued have converted their October Notes into shares of common stock.

The warrants related to the October Notes expire seven years from the date of issuance and are exercisable for shares of common stock of the Company at an exercise price of $0.30.  Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect.  Any provision of the October Notes or related warrants can be amended, waived or modified upon the written consent of the Company and holders of a majority of the aggregate principal amount of such notes outstanding.  Any such consent will affect all October Notes or warrants, as the case may be, and will be binding on all holders thereof.

ASC 470-50-40 “Extinguishments of Debt” requires modifications to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted for like an extinguishment. For extinguished debt, a difference between the re-acquisition price and the net carrying amount of the extinguished debt shall be recognized currently in income of the period of extinguishment as losses or gains. The Company evaluated the change in terms between the Bridge Notes and Deerwood Notes, on the one hand, and the October Notes, on the other hand, under ASC 470, noting that they met the criteria for substantial modification and accordingly treated the modification as extinguishment of the original convertible notes (i.e., the Bridge Notes and Deerwood Notes), replaced by the new convertible notes (i.e., the October Notes) with modified terms. Although the replacement notes were issued after the close of the fiscal year ended September 30, 2010, i.e., in October and November 2010, the Company considered the replacement notes to be  outstanding and effective for the fiscal year ended September 30, 2010 and accordingly recorded a loss on extinguishment of debt of $1,094,300 for the year ended September 30, 2010.

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

On March 3, 2010, the Board of Directors also approved the grant of 9,150,000 options to staff members, directors, advisors and consultants, of which 8,650,000 were in fact granted.  For staff members the options will vest equally over a 48 month period while for directors, advisors and consultants the options will vest equally over a 36 month period.  The effective grant date for accredited investors was March 3, 2010 and the exercise price of $0.55 per share was based on the quoted closing share price of the Company’s stock at the time of grant.  For non-accredited investors the grant date will be determined at some time after obtaining a permit from the State of California allowing the granting of options to non-accredited investors.  This permit was granted by the State of California in July 2010.  No options have been granted to non-accredited investors at this time.

On July 5, 2010, the Board of Directors also approved an additional grant of 800,000 options to a new member of the executive management team, a new member of the board of directors and a new advisor to the Company.  The respective vesting periods are the same as those for the abovementioned March 3, 2010 grants.  The effective grant date for these accredited investors was July 5, 2010 and the exercise price of $0.40 per share was based on the quoted closing share price of the Company’s stock on July 2, 2010 as markets were closed for the 4th of July holiday weekend.

As of September 30, 2010, 2,124,740 options were exercised and there were 15,670,973 options and 183,937 restricted shares outstanding under the amended 2006 Plan leaving 2,020,350 shares available for issuance of future awards.

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

Options granted in:	Dividend Yield	Risk-free interest rate	Expected volatility	Expected life
Fiscal 2006	0%	5.46%	100%	5 years
November 2006	0%	5.00%	100%	10 years
August 2007	0%	4.72%	91%	5 years
October 2007	0%	4.60%	105%	5 years
December 2007	0%	4.00%	113%	5 years
April 2008	0%	3.78%	172%	5 years
September 2008	0%	3.41%	211%	5 years
October 2008	0%	3.77%	211%	5 years
March 2009	0%	3.00%	385%	5 years
March 2010	0%	3.62%	215%	5 years
July 2010	0%	1.81%	536%	5 years

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the periods ended September 30, 2010 and 2009 is as follows:

	For the fiscal year ended September 30,
	2010	2009
Operations	$18,000	$16,100
Research and development	341,600	260,800
Sales and marketing	197,200	137,500
General and administrative	745,300	436,100

Total	$1,302,100	$850,500

Total unrecognized compensation as of September 30, 2010 amounted to $4,549,700.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2008	8,964,567		$0.60

Granted	80,000		$0.43
Exercised	(2,124,740)		$0.132
Forfeited	(257,813)		$0.51

Outstanding at September 30, 2009	6,662,014		$0.76

Granted	9,450,000		$0.54
Exercised	-	$
Forfeited	(441,041)		$0.81

Outstanding at September 30, 2010	15,670,973		$0.62

Weighted average fair value of options granted during:
Year ended September 30, 2009			$0.43
Year ended September 30, 2010			$0.54

Following is a summary of the status of options outstanding at September 30, 2010:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price

$0.12	859,270	10 years	$0.12
$0.132	987,805	7 years	$0.132
$0.30	135,700	10 years	$0.30
$0.59	28,588	10 years	$0.59
$0.80	140,000	10 years	$0.80
$0.89	968,875	10 years	$0.89
$0.96	496,746	10 years	$0.96
$1.09	2,513,549	10 years	$1.09
$1.20	243,253	5 years	$1.20
$0.51	41,187	10 years	$0.51
$0.40	856,000	10 years	$0.40
$0.55	8,400,000	10 years	$0.55
Total	15,670,973		$0.62

Warrants to Purchase Common Stock

At October 1, 2008, there were warrants outstanding to purchase 6,899,353 shares of the Company’s common stock at exercise prices ranging from $0.01 to $1.812 with a weighted average exercise price of $1.04.  The warrants expire at various times through 2017.

During the year ended September 30, 2009, 1,498,986 warrants with an exercise price of $0.01 were exercised.

During the year ended September 30, 2009, the following additional 10,137,118 warrants were granted as follows:

Warrants to Purchase	Exercise Price	Issued in Connection With:

100,000 shares	$0.25	A $200,000 bridge note with SAIL on May 14, 2009 as described in Note 3

3,333,333 shares	$0.30	A $1,000,000 bridge note with Pappajohn on June 12, 2009 as described in Note 3

3,404,991 shares	$0.30	Associated with the August 26, 2009 private placement transaction of 6,810,002 shares at $0.30 with 50% warrant coverage as described in Note 3

3,023,927 shares	$0.30	Associated with the automatic conversion of $1,700,000 of convertible promissory notes and $20,900 accrued interest upon completion an equity financing in excess of $1,500,000 as described in Note 3

274,867 shares	$0.33	The placement agent for private placement as described in Note 3

At September 30, 2009, there were warrants outstanding to purchase 15,537,485 shares.  During the year ended September 30, 2010, a further 9,300,161 warrants were granted, of which 500,000 were cancelled and replaced with 1,706,560 warrants pursuant to the Note and Warrant Purchase agreement dated October 1, 2010 as described below and in note 3.  Furthermore 3,333,333 warrants were exercised.  The warrant activity is described as follows:

Warrants to Purchase	Exercise Price	Issued in Connection With:

5,893,334 shares	$0.30	Associated with the second, third and fourth closing of the private placement transaction of 11,786,667 shares at $0.30 with 50% warrant coverage as described in Note 3

1,200,267 shares	$0.33	Associated with warrants for the lead and secondary placement agents for private placement as described in Note 3

(3,333,333) shares	$0.30	These warrants were surrendered in a net issue exercise and 2,456,126 shares were issued in lieu of cash.

500,000 shares	$0.30
These warrants were granted to individual staff members of Equity Dynamics, Inc. a Company owned by Mr. Pappajohn, for their efforts in providing consulting services associated with the Company’s financing activities.

852,812 shares	$0.30
These warrants were issued to Mr. John Pappajohn, a Director of the Company, pursuant to the October 1, 2010 Note and Warrant Purchase agreement described in note 3; whereby two outstanding convertible notes of $250,000 each, issued on June 3 and July 25, 2010 respectively, and 250,000 outstanding warrants issued on July 25, 2010, with an exercise price of $0.50  were cancelled and exchanged on October 1, 2010 for two new notes of $250,000 each plus unpaid interest and warrants to purchase 852,812 shares of common stock.

256,125 shares	$0.30
These warrants were issued to Deerwood Partners, LLC which is controlled by Dr. George Kallins, a Director of the Company, pursuant to the October 1, 2010 Note and Warrant Purchase agreement described in note 3; whereby two outstanding convertible notes of $125,000 each, issued on July 5 and August 20, 2010 respectively, and 75,000 outstanding warrants issued on August 20, 2010, with an exercise price of $0.56 were cancelled and exchanged on November 3, 2010 for two new notes of $125,000 each plus unpaid interest and warrants to purchase 256,125 shares of common stock.

256,125 shares	$0.30
These warrants were issued to Deerwood Holdings, LLC which is controlled by Dr. George Kallins, a Director of the Company, pursuant to the October 1, 2010 Note and Warrant Purchase agreement described in note 3; whereby two outstanding convertible notes of $125,000 each, issued on July 5 and August 20, 2010 respectively, and 75,000 outstanding warrants issued on August 20, 2010, with an exercise price of $0.56 were cancelled and exchanged on November 3, 2010 for two new notes of $125,000 each plus unpaid interest and warrants to purchase 256,125 shares of common stock.

341,498 shares	$0.30
These warrants were issued to SAIL, of which Mr. David Jones, a Director of the Company, is a managing partner.  SAIL had undertaken to guarantee the four abovementioned Deerwood notes which were issued on July 5 and August 20, 2010.  For this guarantee SAIL was issued 100,000 warrants on August 20, 2010 with an exercise price of $0.56.  Upon the cancellation and exchange of the Deerwood notes on November 3, 2010, SAIL undertook to guarantee the four new Deerwood notes in exchange for the cancellation of the SAIL’s 100,000 outstanding warrants which were replaced with new 341,498.

At September 30, 2010, there were warrants outstanding to purchase 21,504,313 shares of the Company’s common stock which includes a net 1,206,560 shares which were the result of the cancellation and reissuance of warrants in accordance with the Note and Warrant Purchase Agreement of October 1, 2010 detailed above and in Note 3.  The exercise price of the outstanding warrants range from $0.01 to $1.812 with a weighted average exercise price of $0.56.  The warrants expire at various times through 2017.

5.	INCOME TAXES

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance to reduce the Company’s deferred tax assets to their estimated realizable value.

Reconciliations of the provision (benefit) for income taxes to the amount compiled by applying the statutory federal income tax rate to profit (loss) before income taxes is as follows for each of the years ended September 30:

	2010	2009
Federal income tax (benefit) at statutory rates	(34)%	(34)%
Stock-based compensation	0%	0%
Non deductible interest expense	5%	0%
Extinguishment of debt	5%	0%
Change in valuation allowance	30%	37%
Goodwill write off	0%	(3)%
State tax benefit	(6)%	0%

Temporary differences between the financial statement carrying amounts and bases of assets and liabilities that give rise to significant portions of deferred taxes relate to the following at September 30, 2010 and 2009:

	2010	2009
Deferred income tax assets:
Net operating loss carryforward	$10,451,700	$8,765,900
Deferred interest, consulting and compensation liabilities	1,776,800	987,500
Amortization	(34,400)	(24,300)
Deferred income tax assets – other	15,000	7,800
	12,209,100	9,736,900
Deferred income tax liabilities—other	-	-
Deferred income tax asset—net before valuation allowance	12,209,100	9,736,900
Valuation allowance	(12,209,100)	(9,736,900)
Deferred income tax asset—net	$-	$-

Current and non-current deferred taxes have been recorded on a net basis in the accompanying balance sheet. As of September 30, 2010, the Company has net operating loss carryforwards of approximately $24.7 million. The net operating loss carryforwards expire by 2029. Utilization of net operating losses and capital loss carryforwards may be subject to the limitations imposed by Section 382 of the Internal Revenue Code. The Company has placed a valuation allowance against the deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced accordingly.

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

As described in Note 6 above, during the year ended September 30, 2008 the Company issued a note payable to an officer in connection with the acquisition of NTC.  The note is non-interest bearing and the Company determined its fair value by imputing interest at an annual rate of 8%.  As of September 30, 2010 and September 30, 2009 the note has an outstanding principal balance in the amount of $24,700 and $118,600 respectively.  The entire balance is current as of September 30, 2010.

8.	RELATED PARTY TRANSACTIONS

As at September 30, 2010 accrued consulting fees included the $27,000 due to a director in accordance with a 12 month consulting agreement, the term of which ends on December 31, 2010.  In January, 2010 a payment of $24,000 was made to that same director for the 12 month consulting agreement, the term of which ended on December 31, 2009 and $36,000 was paid, with board approval, to the spouse of the Company’s Chief Executive Officer, who provided data discovery consulting services in support of the Company’s litigation with Mr. Brandt.

On June 3, 2010, the Company entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase two secured promissory notes in the aggregate principal amount of $500,000. For further detail, please refer to the section 2010 Promissory Note Transactions in Note 3 above.

On July 5, 2010 and August 20, 2010, the Company issued unsecured promissory notes (each, a “Deerwood Note”) in the aggregate principal amount of $500,000 to Deerwood Partners LLC and Deerwood Holdings LLC, which are entities controlled by Dr George Kallins.  For further detail, please refer to the section 2010 Promissory Note Transactions in Note 3 above.

On July 5, 2010 the Board granted warrants to purchase 500,000 shares of common stock to members of staff of Equity Dynamics, Inc, a company owned by Mr. Pappajohn, for consulting services they had rendered to the Company, advising on and assisting with fund raising activities.  Using the Black-Scholes model, these warrants were valued at $199,000 and expensed to consulting fees.   These warrants have an exercise price of $0.30 cents per share, are exercisable from the date of grant and have a term of 10 years from the date of grant.

On November 24, 2010 the Board of Directors, excluding Mr. Pappajohn, resolved to ratify an engagement agreement with Equity Dynamics, Inc. a company owned by Mr. Pappajohn, to provide financial advisory serviced to assist the Company with the Company’s fund raising efforts.  These efforts have included advice and assistance with the preparation of Private Placement Memoranda, investor presentations, financing strategies, identification of potential and actual investors, and introductions to placement agents and investment bankers. The engagement letter calls for a retainer fee of $10,000 per month starting February, 1, 2010.  As of September 30, 2010 the Company has accrued $80,000 for the services provided by Equity Dynamics.  The term of the agreement is for 12 months from its initiation and can be cancelled by either party, with or without cause, with 30 days written notice.

9.	REPORTABLE SEGMENTS

The Company operates in two business segments:  reference neurometric and clinic.  Neurometric Information Services (formerly called Laboratory Information Services) provides data to psychiatrists and other physicians/prescribers to enable them to make a more informed decision when treating a specific patient with mental, behavioral and/or addictive disorders provides reports (“rEEG Reports”).  Clinic operates NTC, a full service psychiatric practice.

The following tables show operating results for the Company’s reportable segments, along with reconciliation from segment gross profit to (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:

	Year ended September 30, 2010
	Reference Neurometric	Clinic	Eliminations	Total
Revenues	156,000	535,700	(53,200)	638,500

Operating expenses:
Cost of revenues	135,100	19,900	(19,900)	135,100
Research and development	1,120,500	-	-	1,120,500
Sales and marketing	853,100	17,800	-	870,900
General and administrative	4,296,200	754,100	(33,300)	5,017,000
Goodwill impairment charges	-	-	-	-
Total operating expenses	6,404,900	791,800	(53,200)	7,143,500

Loss from operations	$(6,248,900)	$(256,100)	$0	$(6,505,000)

	Year ended September 30,2009
	Reference Neurometric	Clinic	Eliminations	Total
Revenues	138,900	628,200	(67,000)	700,100

Operating expenses:
Cost of revenues	131,600	18,500	(18,500)	131,600
Research and development	1,924,100	-	-	1,924,100
Sales and marketing	908,500	7,300	-	915,800
General and administrative	3,479,400	669,600	(48,500)	4,100,500
Goodwill impairment charges	320,200	-	-	320,200
Total operating expenses	6,763,800	695,400	(67,000)	7,392,200

Loss from operations	$(6,624,900)	$(67,200)	$0	$(6,692,100)

The following table includes selected segment financial information as of September 30, 2010, related to total assets:

	Reference Neurometric	Clinic	Total

Total assets	$203,900	$33,600	$237,500

10.	EARNINGS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the years ended September 30, 2010 and 2009, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the years ended September 30, 2010 and 2009 is as follows:

	2010	2009
Net loss for computation of basic net income (loss) per share	$(8,174,000)	$(8,522,200)
Net income (loss) for computation of dilutive net income (loss) per share	$(8,174,000)	$(8,522,200)

Basic net income (loss) per share	$(0.16)	$(0.31)

Diluted net income (loss) per share	$(0.16)	$(0.31)

Basic weighted average shares outstanding	52,277,119	27,778,171
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	52,277,119	27,778,171

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	214,561	-
Warrants	19,194,806	8,318,310
Options	11,242,729	8,548,206

11.	COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the ordinary course of business. Other than as set forth below, the Company are not currently party to any legal proceedings, the adverse outcome of which, in the Company’s management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position.

Since June of 2009, the Company has been involved in litigation against Leonard J. Brandt, a stockholder, former director and the Company’s former Chief Executive Officer (“Brandt”) in the Delaware Chancery Court and the United States District Court for the Central District of California.  At the conclusion of a two-day trial that commenced December 1, 2009, the Chancery Court entered judgment for the Company and dismissed with prejudice Brandt's action brought pursuant to Section 225 of the Delaware General Corporation Law, which sought to oust the incumbent directors other than Brandt.  The Chancery Court thereby found that the purported special meeting of stockholders convened by Brandt on September 4, 2009 was not valid and that the directors purportedly elected at that meeting are not entitled to be seated.  On January 4, 2010, Brandt filed an appeal with the Supreme Court of the State of Delaware in relation to the case.  On April 20, 2010, the Delaware Supreme Court affirmed the ruling of the Chancery Court.

The Chancery Court also denied an injunction sought by Mr. Brandt to prevent the voting of shares issued by the Company in connection with the Company’s bridge financing in June 2009, and securities offering in August 2009, and dismissed Brandt's claims regarding those financings and stock issuances.  On January 4, 2010, Brandt also filed an appeal in relation to this ruling with the Delaware Supreme Court which, on April 20, 2010, affirmed the ruling of the Chancery Court.

The Chancery Court also dismissed with prejudice another action brought by Mr. Brandt, in which he claimed he had not been provided with information owed to him.

In July 2009, the Company filed an action in the United States District Court for the Central District of California against Mr. Brandt and certain others.  The Company’s complaint alleged a variety of violations of federal securities laws, including anti-fraud based claims under Rule 14a-9, solicitation of proxies in violation of the filing and disclosure dissemination requirements of Regulation 14A, and material misstatements and omissions in and failures to promptly file amendments to Schedule 13D.  Mr. Brandt and the other defendants filed counterclaims against us, alleging violations of federal securities laws relating to alleged actions and statements taken or made by the Company or the Company’s officers and directors in connection with Mr. Brandt’s proxy and consent solicitations.  On March 10, 2010, the Company dismissed the Company’s claims against EAC, and EAC dismissed its claims against the Company and Mr. Carpenter.  On April 10, 2010, Mr. Brandt's attorneys moved to withdraw from representing Mr. Brandt in the case.  On July 7, 2010, Mr. Brandt moved to dismiss his counterclaims against the Company and the Company consented to dismiss its complaint against Mr. Brandt.  On July 13, 2010, all of the Company’s claims and Mr. Brandt’s counterclaims in such action were dismissed.  This resolved all pending actions between the Company and Mr. Brandt.

The Company has expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  The Company does not know whether Mr. Brandt will institute new claims against the Company and the defense of any such claims could involve the expenditure of additional resources by the Company.

Lease Commitments

The Company leased its headquarters and Neurometric Information Services space under an operating lease which terminated on November 30, 2009. The Company continued to lease the space on a month-to-month basis through January 22, 2010 at which time the Company moved to its new premises.

On December 30, 2009 the Company entered a three year lease, commencing February 1, 2010 and terminating on January 30, 2013 for its new Headquarters and Neurometric Information Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  The 2,023 square foot facility has an average cost for the lease term of $3,600 per month.  The remaining lease obligation totals $112,200: being $46,500, $49,000 and $16,600 for fiscal years 2011, 2012 and 2013 respectively.

The Company leases space for its Clinical Services operations under an operating lease. The base rental as of September 30, 2009 was $6,000 per month.  This lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility has an average cost for the lease term of $5,100 per month. The remaining lease obligation totals $162,300: being $58,200, $65,400 and $38,700 for fiscal years 2011, 2012 and 2013 respectively.

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

The Company incurred rent expense of $121,100 and $141,700 for the year ended September 30, 2010 and 2009.

12.	SIGNIFICANT CUSTOMERS

For the year ended September 30, 2010, four customers accounted for 48% of Neurometric Information Services revenue and two customers 27% of accounts receivable at September 30, 2010

For the year ended September 30, 2009, three customers accounted for 39% of Neurometric Information Services revenue and 45% of accounts receivable at September 30, 2009.

13.	SUBSEQUENT EVENTS

Events subsequent to September 30, 2010 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  The following events have occurred since September 30, 2010.

Subsequent to September 30, 2010 and through December 17, 2010 the company had raised an additional $2,000,000 through the sale of secured convertible promissory notes and warrants. At the December 17, 2010 the Company had a cash balance of $930,000.

On October 1, 2010, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with John Pappajohn and SAIL as investors, pursuant to which the Company issued to the investors secured convertible promissory notes (the “October Notes”) in the aggregate principal amount of $1,011,688 and warrants to purchase up to 1,686,144 shares of common stock, as follows:   (a) The Company received $500,000 in gross proceeds from the issuance to these investors of October Notes in the aggregate principal amount of $500,000 and related warrants to purchase up to 833,332 shares.  (b) The Company also issued October Notes in the aggregate principal amount of $511,688, and related warrants to purchase up to 852,812 shares, to Mr. Pappajohn in exchange for the cancellation of the two Bridge Notes originally issued to him on June 3, 2010 and July 25, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and a warrant to purchase up to 250,000 shares originally issued to him on July 25, 2010.  The transaction closed on October 1, 2010.

On October 7 and October 12, 2010, a third and fourth accredited investor, respectively, executed the Purchase Agreement.  In connection therewith, the Company issued October Notes in the aggregate principal amount of $600,000 and warrants to purchase up to 999,999 shares of common stock of the Company, to such investors on those dates.  The Company received $588,000 in net proceeds from these investors, after paying $12,000 to the placement agent as described below.  Monarch Capital Group LLC (“Monarch”) acted as non-exclusive placement agent with respect to the October 12 placement of October Notes in the aggregate principal amount of $100,000 and related warrants, pursuant to an engagement agreement, dated September 30, 2010, between the Company and Monarch.  Under the engagement agreement, in return for its services as non-exclusive placement agent, Monarch was entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of October Notes to investors introduced to the Company by Monarch; (b) a cash expense allowance equal to 2% of the gross proceeds raised from the sale of October Notes to such investors; and (c) five-year warrants (the “Placement Agent Warrants”) to purchase common stock of the Company equal to 10% of the shares issuable upon conversion of October Notes issued to such investors.  In connection with the October 12, 2010 closing, Monarch received a cash fee of $10,000 and a cash expense allowance of $2,000 and, on October 25, 2010, received Placement Agent Warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $0.33 per share. The terms of the Placement Agent Warrant, except for the exercise price and period, are identical to the terms of the Warrants.

On October 21, 2010 and October 28, a fifth and sixth accredited investor, respectively, executed the Purchase Agreement.  In connection therewith, the Company issued October Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 416,666 shares of common stock to such investors on such dates.  The Company received approximately $250,000 in net proceeds from the issuance to these investors.

On November 3, 2010, three affiliated entities, identified below, executed the Purchase Agreement.  In connection therewith, the Company issued October Notes in the aggregate principal amount of $762,250 and warrants to purchase up to 1,270,414 shares of common stock, as follows:  (a) The Company received $250,000 in gross proceeds from the issuance to BGN Acquisition Ltd., LP, an entity controlled by the Company’s director George Kallins, of October Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 416,666 shares.  (b)  The Company also issued October Notes in the aggregate principal amount of $512,250, and related warrants to purchase up to 512,250 shares, to Deerwood Holdings LLC and Deerwood Partners LLC, two entities controlled by Mr. Kallins, in exchange for the cancellation of the Deerwood Notes originally issued on July 5, 2010 and August 20, 2010 (see note 3) in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and warrants to purchase an aggregate of up to 150,000 shares originally issued on August 20, 2010.  The related guaranties and oral indemnification and security agreement that had been entered into in connection with the Deerwood Notes were likewise terminated.   SAIL, of which the Company’s director David Jones is a managing partner, issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under the October Notes issued to such investors.  The obligations under each guaranty are independent of the Company’s obligations under the October Notes and separate actions may be brought against the guarantor.  In connection with its serving as guarantor, the Company granted SAIL warrants to purchase up to an aggregate of 341,498 shares of common stock.  The warrants to purchase 100,000 shares of common stock previously granted to SAIL on August 20, 2010 were canceled.

On November 12, a tenth accredited investor executed the Purchase Agreement.  In connection therewith, the Company issued Notes in the aggregate principal amount of $400,000 and Warrants to purchase up to 666,666 shares of common stock of the Company, to the investor on such date.   The Company received $352,000 in net proceeds from the investor.   Monarch acted as non-exclusive placement agent with respect to the placement of the Note in the aggregate principal amount of $400,000 and related Warrants, pursuant to the abovementioned engagement agreement, dated September 30, 2010.  In connection with the November 12, 2010 closing, Monarch received a cash fee of $40,000 and a cash expense allowance of $8,000 and will receive a Placement Agent Warrant to purchase 133,333 shares of the Company’s common stock at an exercise price of $0.33 per share.

The Purchase Agreement provides for the issuance and sale of October Notes, for cash or in exchange for outstanding convertible notes, in the aggregate principal amount of up to $3,000,000 plus an amount corresponding to accrued and unpaid interest on any exchanged notes, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the October Notes.  The agreement provides for multiple closings, but mandates that no closings may occur after January 31, 2011.  The Purchase Agreement also provides that the Company and the holders of the October Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the October Notes and the related warrants.

The October Notes mature one year from the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, and are convertible into shares of common stock of the Company at a conversion price of $0.30.  The conversion price is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; (3) the distribution of other capital stock, indebtedness or other non-cash assets; and (4) the completion of a financing at a price below the conversion price then in effect.  The October Notes are furthermore convertible, at the option of the holder, into securities to be issued in subsequent financings at the lower of the then-applicable conversion price or price per share payable by purchasers of such securities.  The October Notes can be declared due and payable upon an event of default, defined in the October Notes to occur, among other things, if the Company fails to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if the Company fails to perform any covenant or agreement as required by the October Note.

The Company’s obligations under the terms of the October Notes are secured by a security interest in the tangible and intangible assets of the Company, pursuant to a Security Agreement, dated as of October 1, 2010, by and between the Company and John Pappajohn, as administrative agent for the holders of the October Notes.  The agreement and corresponding security interest terminate if and when holders of a majority of the aggregate principal amount of October Notes issued have converted their October Notes into shares of common stock.

The warrants related to the October Notes expire seven years from the date of issuance and are exercisable for shares of common stock of the Company at an exercise price of $0.30.  Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect. Any provision of the October Notes or related warrants can be amended, waived or modified upon the written consent of the Company and holders of a majority of the aggregate principal amount of such notes outstanding.  Any such consent will affect all October Notes or warrants, as the case may be, and will be binding on all holders thereof.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.           Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15, as of September 30, 2010, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our PEO and PFO and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Also, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Assessment of Internal Controls Over Financial Reporting

Members of our management, including George Carpenter our PEO and Paul Buck our PFO, have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and we concluded that our internal controls over financial reporting were not effective.

The following significant deficiency (as defined below) was identified, which in combination with other deficiencies may constitute a material weakness (as defined below):

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

To the knowledge of our management, including our PEO and PFO, the aforementioned significant deficiency has not led to a misstatement of our results of operations for the year ended September 30, 2010, or statement of financial position as of September 30, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarterly period ending September 30, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           Other Information

None.

PART III

ITEM 10.            Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of December 17, 2010.

Name	Age	Position
George Carpenter	52	Chairman of the Board, Chief Executive Officer and Secretary
Paul Buck	54	Chief Financial Officer
Daniel Hoffman, M.D.	62	President, Chief Medical Officer
Michael Darkoch	66	Executive Vice President and Chief Marketing Officer
John Pappajohn	82	Director
David B. Jones	67	Director
Jerome Vaccaro, M.D.	55	Director
Henry T. Harbin, M.D	64	Director
George Kallins, M.D.	50	Director

George Carpenter, Chairman of the Board, Chief Executive Officer, Secretary

George Carpenter joined our board of directors as Chairman on April 10, 2009.  Mr. Carpenter has been serving as our Chief Executive Officer since April 10, 2009 and prior to that date served as our President since October 1, 2007.  As President, Mr. Carpenter’s primary responsibility involved developing strategy and commercializing our rEEG technology.  From 2002 until he joined CNS in October 2007, Mr. Carpenter was the President & CEO of WorkWell Systems, Inc., a national physical medicine firm that manages occupational health programs for Fortune 500 employers.  Prior to his position at WorkWell Systems, Mr. Carpenter founded and served as Chairman and CEO of Core, Inc., a company focused on integrated disability management and work-force analytics.  He served in those positions from 1990 until Core was acquired by Assurant, Inc. in 2001.  From 1984 to 1990, Mr. Carpenter was a Vice President of Operations with Baxter Healthcare, served as a Director of Business Development and as a strategic partner for Baxter’s alternate site businesses.  Mr. Carpenter began his career at Inland Steel where he served as a Senior Systems Consultant in manufacturing process control.  Mr. Carpenter holds an MBA in Finance from the University of Chicago and a BA with Distinction in International Policy & Law from Dartmouth College.  The Board selected Mr. Carpenter to serve as a director because of his extensive experience as chief executive officer for several companies and his service in a variety of leadership positions in the areas of fund raising, business development and building a management team.  Mr. Carpenter provides critical insight into the areas of organizational and operational management.

Paul Buck, Chief Financial Officer

Effective February 18, 2010, we appointed Paul Buck, 54, to the position of Chief Financial Officer.  Mr. Buck has been working with the Company as an independent consultant since December 2008, assisting management with finance and accounting matters as well as the Company’s filings with the Securities and Exchange Commission.  Prior to joining the Company, Mr. Buck worked as an independent consultant since 2004 and has broad experience with a wide variety of public companies.  His projects have included forensic accounting, restatements, acquisitions, interim management and system implementations.  Mr. Buck, a Swiss National, was raised in Southern Africa and holds a Bachelor of Science degree in Chemistry and a Bachelor of Commerce degree both from the University of Cape Town, South Africa.  He started his career with Touche Ross & Co. in Cape Town and qualified as a Chartered Accountant.  In 1985, Mr. Buck joined the Los Angeles office of Touche Ross & Co. where he was an audit manager.  In 1991 he joined the American Red Cross Biomedical Services as the CFO of the Southern Californian Region.  After five years with the organization, he returned to Deloitte & Touche as a manager in the Solutions Consulting Group.  In 1998, Mr. Buck was recruited back to the American Red Cross Biomedical Services as CFO and became the Director of Operations for the Southern California Region until 2003.

Daniel Hoffman, Chief Medical Officer and President

Dr. Hoffman, 62, became our President on April 10, 2009 and our Chief Medical Officer on January 15, 2008, upon our acquisition of Neuro-Therapy Clinic, Inc., which at the time of the acquisition was our largest customer and which was owned by Dr. Hoffman.  He had served as the Medical Director of Neuro-Therapy Clinic, Inc. since 1993, and as President of Neuro-Therapy Clinic, Inc. since he founded it in the 1980’s.  Dr. Hoffman owned the clinic before it was purchased by CNS Response, Inc.  Neuro-Therapy Clinic, Inc. is focused on discovering ways to integrate technology into the creation of better business practices.  Dr. Hoffman is a Neuropsychiatrist with over 25 years experience treating general psychiatric conditions such as depression, bipolar disorder and anxiety.  He provides the newest advances in diagnosing and treating attentional and learning problems in children and adults.  Dr. Hoffman has authored over 50 professional articles, textbook chapters, poster presentations and letters to the editors on various aspects of neuropsychiatry, Quantitative EEG, LORETA, Referenced EEG, advances in medication management, national position papers and standards, Mild Traumatic Brain Injury, neurocognitive effects of Silicone Toxicity, sexual dysfunction and other various topics.  Dr. Hoffman has given over 58 major presentations and seminars, including Grand Rounds at Universities and Hospitals, workshops and presentations at national society meetings (such as American Psychiatric Association and American Neuropsychiatric Association), national CME conferences, insurance companies, national professional associations, panel member discussant, and presenter of poster sessions.  He has also lectured internationally as part of a consortium advancing Quantitative EEG in Psychiatry and done research with the major national academic institutions on the use of Referenced EEG to help guide treatment choices.  Dr. Hoffman has a Bachelor of Science in Psychology from the University of Michigan, an MD from Wayne State University School of Medicine and conducted his Residency in Psychiatry at the University of Colorado Health Sciences Center.

Michael Darkoch, Executive Vice President and Chief Marketing Officer

Michael Darkoch, 66, became our Executive Vice President and Chief Marketing Officer on July 6, 2010.  Prior to joining the Company, Mr. Darkoch worked as Vice President of Network Management for MedImpact Health Systems in San Diego since 2004, where he managed new business development for self-insured clients achieving 25% growth per year, and worked in product development releasing two major products in one year, and Specialty Pharmacy, a value-added product generating $20 million in sales in its first year [of commercialization.  At the Company, Mr. Darkoch is responsible for managing and implementing various business activities associated with the launch and the commercialization of rEEG.  This includes responsibility for business development, revenue generation, marketing, network management and performance and patient management.  He is also responsible for managing sales and product placement across the various market channels the Company addresses, including commercial payers, government agencies, employers and direct to consumer.  Mr. Darkoch’s experience in healthcare spans over 30 years.  He has significant business development and executive management experience in the pharmaceutical distribution field. He started his engineering and management career with Texas Instruments and Mobil Chemical Company.  He moved into healthcare in 1974 and joined Baxter International.  He progressed through product development, logistics and distribution, business development and general manager over several business units.  He pioneered business initiatives into home infusion, hospital systems, and alternate site delivery systems.  He was responsible for client acquisition and renewal on the original Baxter team that developed Mail Order prescription fulfillment.  This business unit was eventually spun-off and became Caremark Rx.  Mr. Darkoch managed Caremark Rx sales and client growth from $100 million to $ 2.1 billion in a five year time frame.  He left Caremark Rx in the late 1990’s and managed business development and client management for two disability management companies— CORE, Inc. and WorkWell Health Systems. Mr. Darkoch holds a Bachelor of Science of Industrial Engineering degree from Lehigh University and Master of Science in Business from Southern Methodist University. .

John Pappajohn, Director

John Pappajohn joined our board of directors on August 26, 2009.  Since 1969, Mr. Pappajohn has been the President and sole owner of Pappajohn Capital Resources, a venture capital firm, and President and sole owner of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa.  He serves as a director on the boards of the following public companies:  American CareSource Holdings, Inc., Dallas, TX since 1994; PharmAthene, Inc., Annapolis, MD, since 2007; ConMed Healthcare Management, Inc., Hanover, MD, since 2005.  Mr. Pappajohn was chosen to serve as a director of the Company because of his unparalleled experience serving as a director of more than 40 companies and the substantial insight he has gained into the life sciences and healthcare industries by actively investing in the industries for more than 40 years, and by founding and supporting several public healthcare companies.

David B. Jones, Director

David B. Jones has been a director of CNS California since August 2006, and became a director of the company upon the completion of our merger with CNS California on March 7, 2007.  Mr. Jones currently serves as a partner of SAIL Venture Partners, L.P., a position which he has held since 2003.  SAIL Venture Partners, L.P. engages in investing primarily in cleantech companies, and is deemed to be the beneficial owner of approximately 17.3% of the Company’s common stock as determined for purposes of Rule 13d-3 under the Securities Exchange Act. Mr. Jones also served as Chairman and Chief Executive Officer of Dartron, Inc., a computer accessories manufacturer.  From 1985 to 1997, Mr. Jones was a general partner of InterVen Partners, a venture capital firm with offices in Southern California and Portland, Oregon.  From 1979 to 1985, Mr. Jones was President and Chief Executive Officer of First Interstate Capital, Inc., the venture capital affiliate of First Interstate Bancorp.  He has served on several boards of public and private companies and has acted as Chairman and Chairman of the Audit Committee for two public companies: Birtcher Medical Systems, Inc from 1992 to 1994 and Triquint Semiconductor, Inc. from 1993 to 1995.  From 2005 to 2008, he was a Director of Earthanol, Inc., and from October 2009 to present, he has served as a director of M2 Renewables, Inc. Mr. Jones is a graduate of Dartmouth College and holds Masters of Business Administration and law degrees from the University of Southern California.  Mr. Jones is the longest-serving member on our board and adds substantial expertise from his venture capital finance background and his executive experience.  His experience provides the Company with valuable insight with respect to financing and operational strategies and corporate governance issues.

Jerome Vaccaro, M.D., Director

Jerome Vaccaro, M.D., joined the board of directors of CNS California in 2006 and became a director of the Company upon the completion of our merger with CNS California on March 7, 2007.  Dr. Vaccaro is President and Chief Operating Officer of APS Healthcare, Inc. (APS), a privately held specialty healthcare company, which he joined in June 2007.  From February 2001 until its acquisition by United Health Group in 2005, Dr. Vaccaro served as President and Chief Executive Officer of PacifiCare Behavioral Health (“PBH”), and then served as Senior Vice President with United Health Group’s Specialized Care Services until he joined APS.  Dr. Vaccaro has also served as Medical Director of PBH (1996-2001), Chief Executive Officer of PacifiCare Dental and Vision (2002-2004), and Senior Vice President for the PacifiCare Specialty Health Division (2002-2004).  Dr. Vaccaro has an extensive background in community mental health and public sector work, including editing the textbook, “Practicing Psychiatry in the Community,” which is hailed as the definitive community psychiatry text.  Dr. Vaccaro completed medical school and a Psychiatry Residency at the Albert Einstein College of Medicine in New York City.  After his training, Dr. Vaccaro served on the full-time faculty of the University of Hawaii (1985-1989) and UCLA (1989-1996) Departments of Psychiatry.  Dr. Vaccaro was chosen to serve on the Company’s board because of his experience in senior executive positions in a diverse set of mental healthcare companies, his extensive background in community mental health and public sector work and his valuable experience in medical academia.

Henry T. Harbin, M.D., Director

Henry Harbin, M.D. joined our board of directors on October 17, 2007.  Since 2004, Dr. Harbin has worked as an independent consultant providing health care consulting services to a number of private and public organizations.  Dr. Harbin is a psychiatrist with over 30 years of experience in the behavioral health field.  He has held a number of senior positions in both public and private health care organizations.  He worked for 10 years in the public mental health system in Maryland serving as director of the state mental health authority for three of those years.  He has been CEO of two national behavioral healthcare companies — Greenspring Health Services and Magellan Health Services.  At the time he was CEO of Magellan, it was the largest managed behavioral healthcare company managing the mental health and substance abuse benefits of approximately 70 million Americans including persons who were insured by private employers, Medicaid and Medicare.  In 2002 and 2003, he served on the President’s New Freedom Commission on Mental Health.  As a part of the Commission he was chair of the subcommittee for the Interface between Mental Health and General Medicine.  In 2005, he served as co-chair of the National Business Group on Health’s work group that produced the Employer’s Guide to Behavioral Health Services in December 2005.  The Board selected Dr. Harbin to serve as a director because of his over 30 years of experience in the behavioral health field, which includes an impressive service record in the area of public sector health.  His experience provides significant vision to a company in the mental healthcare industry.

George J. Kallins, M.D., Director

George Kallins, M.D. joined our board of directors on July 5, 2010.  Dr. Kallins has served as President and CEO of ACP Management, his family’s property management, development and real estate investment firm since 2004; however, he also continues to practice medicine in his specialty field of Obstetrics and Gynecology.  He founded and was the CEO and President of Mission Obstetrics and Gynecology which was a 14 physician strong medical group and was also the founder and CEO of Medical Management Resources, a medical management and billing company.  Dr Kallins served as the Medical Director of the USC Center for Women’s Mood Disorders while on the faculty at the University of Southern California School of Medicine in 1999 through 2000.  During this time he also authored a book titled, Five Steps to a PMS Free Life, which includes issues dealing with mood disorders impacting some women.  He published this book through The Village Healer Press which he founded.  Dr. Kallins received his B.Sc majoring in Psychobiology from the University of Southern California and his medical degree from the Rush School of Medicine in Chicago, IL.  He returned to the University of Southern California to do his residency in Obstetrics and Gynecology.  Dr. Kallins also has an MBA from Pepperdine University.  The Board selected Dr. Kallins to serve as a director because of his 20-plus years of experience in primary medicine, specifically in the field of mood disorders, and his business accomplishments.  His experience provides the Company insight into the field of primary medical care and its relationship to the prescribing of psychotropic drugs.  We believe the prescription of psychotropic drugs is an area of medicine which could benefit from our rEEG technology.

Board Composition and Committees

Our board of directors currently consists of six members:  George Carpenter, Henry Harbin, David Jones, Jerome Vaccaro, John Pappajohn and George Kallins.  With the exception of George Kallins, who was appointed to our board on July 5, 2010, each director was elected at our annual meeting of shareholders held on April 27, 2010.  Each of our directors will serve until our next annual meeting and until his successor is duly elected and qualified.

We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors.  Our board of directors has, however, determined that David Jones, Jerome Vaccaro, Henry Harbin, John Pappajohn and George Kallins are “independent” as that term is defined in Section 5600 of the Equity Rules of the NASDAQ Stock Market (the “Nasdaq Listing Rules”).  In addition, our former director Tommy Thompson was “independent” as that term is defined in Section 5600 of the Nasdaq Listing Rules.  Our board of directors established an audit committee and a compensation committee at a board meeting held on March 3, 2010, and each committee has its own charter.  The primary functions of these two committees are described below.

Audit Committee.

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended.  The primary functions of the Audit Committee are to:  assist the board of directors in its oversight responsibilities regarding (1) the integrity of the Company’s financial statements, (2) the Company’s compliance with legal and regulatory requirements, (3) the independent accountant’s qualifications and independence and (4) the Company’s internal and disclosure controls; prepare the report of the Audit Committee required by the SEC for inclusion in the Company’s annual proxy statement; retain and terminate the Company’s independent accountant; approve audit and non-audit services to be performed by the independent accountant; and perform such other functions as the board of directors may from time to time assign to the committee.

The Audit Committee is composed of three members, all of whom are “independent” as such term is defined in the rules and regulations of the SEC and the Nasdaq Listing Rules.  Our board has also determined that David Jones qualifies as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC and meets the independence requirements of Section 5605(c)(2)(A) of the Nasdaq Listing Rules, and that each of our other committee members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication.

Compensation Committee.

The Company’s executive compensation program is administered by the Compensation Committee.  The Compensation Committee is composed of three directors, each of whom qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.  The committee reports to the full board of directors on all matters within the committee’s responsibilities.

The Compensation Committee’s primary functions are to:  discharge the oversight responsibilities of the board of directors with respect to compensation of the Company’s executives; if required, prepare the report of the Compensation Committee pursuant to SEC rules for inclusion in the Company’s annual proxy statement; and administer designated executive compensation plans of the Company.  The Chief Executive Officer is not present during voting or deliberations on his or her compensation.

The following table below sets forth the membership of each Committee:

Name of Director	Audit Committee	Compensation Committee

John Pappajohn	Member	Chair

David B. Jones	Chair	Member

Jerome Vaccaro	Member

Henry T. Harbin		Member

Dr. Kallins has not been assigned to any board committee at this time.

We do not have a nominating and corporate governance committee and the function customarily delegated to such committee is performed by our full board of directors.  In addition, we do not have any charter that relates to the functions traditionally performed by such committee.

Stockholder Recommendations for Director Nominees

A CNS stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the requisite provisions contained in our Bylaws.  Stockholders who desire the Board to consider a candidate for nomination as a director at the 2011 annual meeting must submit advance notice of the nomination to our Board a reasonable time prior to the mailing date of the proxy statement for the 2011 annual meeting. The recommendation should be in writing and addressed to our Corporate Secretary.

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

Code of Ethical Conduct

Our board of directors has adopted a Code of Ethical Conduct (the “Code of Conduct”) which constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by Section 5610 of the Nasdaq Listing Rules. We require all employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our principal financial officer and other financial officers with respect to full and accurate reporting. The Code of Conduct is available on our website at www.cnsresponse.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2010, all of our executive officers, directors and the holders of 10% or more of our common stock complied with all Section 16(a) filing requirements, except for the following: (i) George Carpenter (late Form 4 reporting one transaction) and (ii) Michael Darkoch (late Form 4 reporting one transaction).

ITEM 11.           Executive Compensation

Overview of Compensation Practices

The Company’s executive compensation program is administered by the above mentioned Compensation Committee.  See Item 10 - Directors, Executive Officers and Corporate Governance - Board Composition and Committees - Compensation Committee

Compensation Philosophy

Generally, we compensate our executive officers with a compensation package that is designed to drive company performance to maximize shareholder value while meeting our needs and the needs of our executives.  The following are objectives we consider:

•	Alignment - to align the interests of executives and shareholders through equity-based compensation awards;
•	Retention - to attract, retain and motivate highly qualified, high performing executives to lead our growth and success; and
•	Performance - to provide, when appropriate, compensation that is dependent upon the executive’s achievements and the company’s performance.

In order to achieve the above objectives, our executive compensation philosophy is guided by the following principles:

•	Rewards under incentive plans are based upon our short-term and longer-term financial results and increasing shareholder value;
•
Executive pay is set at sufficiently competitive levels to attract, retain and motivate highly talented individuals who are necessary for us to strive to achieve our goals, objectives and overall financial success;

•	Compensation of an executive is based on such individual’s role, responsibilities, performance and experience; and
•	Annual performance of our company and the executive are taken into account in determining annual bonuses with the goal of fostering a pay-for-performance culture.

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

Base Salary

Base salary provides executives with a steady income stream and is based upon the executive’s level of responsibility, experience, individual performance and contributions to our overall success, as well as negotiations between the company and such executive officer.  Competitive base salaries, in conjunction with other pay components, enable us to attract and retain talented executives.  The Board typically sets base salaries for our executives at levels that it deems to be competitive, with input from our Chief Executive Officer

Annual Incentive Bonuses

Annual incentive bonuses are a variable performance-based component of compensation.  The primary objective of an annual incentive bonus is to reward executives for achieving corporate and individual goals and to align a portion of total pay opportunities for executives to the attainment of our company’s performance goals.  Annual incentive awards, when provided, act as a means to recognize the contribution of our executive officers to our overall financial, operational and strategic success.

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

Severance and Change of Control Arrangements

We do not have a formal plan for severance or separation pay for our employees, but we typically include a severance provision in the employment agreements of our executive officers that have written employment agreements with us.  Generally, such provisions are triggered in the event of involuntary termination of the executive without cause or in the event of a change in control.  Please see the description of our employment agreements with each of George Carpenter, Daniel Hoffman and Paul Buck below for further information.

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

Process for Setting Executive Compensation; Factors Considered

When making pay determinations for named executive officers, the Board considers a variety of factors including, among others:  (1) actual company performance as compared to pre-established goals, (2) individual executive performance and expected contribution to our future success, (3) changes in economic conditions and the external marketplace, (4) prior years’ bonuses and long-term incentive awards, and (5) in the case of executive officers, other than Chief Executive Officer, the recommendation of our Chief Executive Officer, and in the case of our Chief Executive Officer, his negotiations with our Board.  No specific weighing is assigned to these factors nor are particular targets set for any particular factor.  Ultimately, the Board uses its judgment and discretion when determining how much to pay our executive officers and sets the pay for such executives by element (including cash versus non-cash compensation) and in the aggregate, at levels that it believes are competitive and necessary to attract and retain talented executives capable of achieving the Company’s long-term objectives.

Summary Compensation Table

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ending September 30, 2010 and 2009 (i) as to each person serving as our principal executive officer (“PEO”) or acting in a similar capacity during our fiscal year ended September 30, 2010, and (ii) as to our two most highly compensated executive officers other than our PEO who were serving as executive officers on September 30, 2010, whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided under (ii) but for the fact that they were not serving as executive officers on September 30, 2010. In this Item 11, we refer to the people listed in the table below as our “named executive officers”.

Name and Principal Position	Fiscal Year Ended September 30,	Salary ($)		Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
George Carpenter (Chief Executive Officer, Principal Executive Officer,	2010	213,700	(9)		2,167,300	(1)(5)	20,800	(3)	2,401,800
Director)	2009	180,000		-	-		20,500	(3)	200,500

Daniel Hoffman (President, Chief	2010	150,000		-	270,900	(1)(6)	26,000	(4)	446,900
Medical Officer)	2009	150,000		-	-		33,400	(4)	183,400

Paul Buck (Chief Financial Officer)	2010	127,000	(10)	-	243,800	(1)(7)	94,900	(11)	465,700
	2009	-		-	-		178,500	(11)	178,500

Michael Darkoch (Executive Vice President and Chief Marketing	2010	52,000		-	180,000	(2)(8)	6,100	(3)	363,400
Officer)	2009	-		-	-		-		-

(1)           These options were granted on March 3, 2010. The amount reflected in the table represents the aggregate grant-date fair value of options computed in accordance with FASB ASC Topic 718 (formerly FAS 123R).  The Company estimates the fair value of each option on the grant date using the Black-Scholes model with the following assumptions: dividend yield 0%; risk-free interest rate 3.62%; expected volatility 215% and expected life of the option 5 years.

(2)           These options were granted on July 6, 2010. The amount reflected in the table represents the aggregate grant-date fair value of options computed in accordance with FASB ASC Topic 718 (formerly FAS 123R).  The Company estimates the fair value of each option on the grant date using the Black-Scholes model with the following assumptions: dividend yield 0%; risk-free interest rate 1.81%; expected volatility 516% and expected life of the option 5 years.

(3)           Relates to healthcare insurance premiums paid on behalf of executive officers by the Company.

(4)           Relates to healthcare insurance premiums for the year ended September 30, 2010 of $22,700 and automobile expenses of $3,400 paid on behalf of Dr. Hoffman by the Company. For the year ended September 30, 2009, healthcare insurance premiums were $28,300 and automobile expenses were $4,400.

(5)           The aggregate number of option awards outstanding for Mr. Carpenter at September 30, 2010 was 4,000,000 from the March 3, 2010 grant and 968,875 from the October 1, 2007 grant.

(6)           The aggregate number of option awards outstanding for Dr. Hoffman at September 30, 2010 was 500,000 shares from the March 3, 2010 grant and 814,062 and 119,013 shares from grants on August 8, 2007 and August 11, 2006 respectively.

(7)           The aggregate number of option awards outstanding for Mr. Buck at September 30, 2010 was 450,000 from the March 3, 2010.

(8)           The aggregate number of option awards outstanding for Mr. Darkoch at September 30, 2010 was 450,000 from the July 6, 2010 grant.

(9)           $33,700 of Mr. Carpenter’s salary is accrued but payment has been deferred.

(10)         $26,000 of Mr. Buck’s salary is accrued but payment has been deferred.  All other compensation for the year ended September 30, 2010, is made up of 1) $8,500 healthcare insurance premiums paid on his behalf by the Company; 2) Consulting fees of $86,400 paid to Mr. Buck prior to joining the Company as Chief Financial Offer.  For the fiscal year ended 2009 Mr. Buck was paid $178,500 for his consulting services.

(11)         For the year ended September 30, 2010, relates to consulting fees of $86,400 and healthcare insurance premiums of $8,500 paid on behalf of Mr. Buck by the Company.  For the year ended September 30, 2009, relates to consulting fees of $178,500.  Prior to his employment by the Company, Mr. Buck had been working with the Company as an independent consultant since December 2008, assisting management with finance and accounting matters as well as the Company’s filings with the Securities and Exchange Commission.

Grant of Plan Based Awards in the Fiscal Year Ending September 30, 2010

Option grants to executive officers occurred during fiscal year ending September 30, 2010 under our 2006 Stock Incentive Plan as amended and restated, which is the only plan pursuant to which awards can be granted.  The options to acquire shares of common stock granted to management were as follows:

(1)	On March 3, 2010, options were granted to Mr. Carpenter in the amount of 4,000,000 shares, Dr. Hoffman in the amount of 500,000 shares, and Mr. Buck in the amount of 450,000 shares.

(2)	On July 6, 2010, options were granted to Mr. Darkoch in the amount of 450,000 shares.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Since we had limited cash and cash equivalent resources as of September 30, 2010, we elected to preserve our cash and did not pay any bonuses to our executive officers during our fiscal year ended September 30, 2010.

Please refer to the footnotes to the Summary Compensation Table for a description of the components of All Other Compensation received by the named executive officers.

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

Employment Agreements

George Carpenter

On October 1, 2007, after our 2007 fiscal year end, we entered into an employment agreement with George Carpenter pursuant to which Mr. Carpenter served as our President.  During the period of his employment, Mr. Carpenter will receive a base salary of no less than $180,000 per annum, which is subject to upward adjustment at the discretion of the Chief Executive Officer or our Board of Directors.  On March 3, 2010, the Board of Directors increased the annual base salary of Mr. Carpenter to $270,000, with the increase in salary having retroactive effect to January 1, 2010.  In addition, pursuant to the terms of his initial employment agreement, on October 1, 2007, Mr. Carpenter was granted an option to purchase 968,875 shares of our common stock at an exercise price of $0.89 per share pursuant to our 2006 Stock Incentive Plan.   In the event of a change of control transaction, a portion of Mr. Carpenter’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between October 1, 2008 and the date of corporate transaction over the vesting period (48 months) will automatically accelerate, and become fully vested.  Mr. Carpenter will be entitled to four weeks vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we may offer our employees from time to time.

Mr. Carpenter’s employment is on an “at-will” basis, and Mr. Carpenter may terminate his employment with us for any reason or for no reason.  Similarly, we may terminate Mr. Carpenter’s employment with or without cause.  If we terminate Mr. Carpenter’s employment without cause or Mr. Carpenter involuntarily terminates his employment with us (an involuntary termination includes changes, without Mr. Carpenter’s consent or pursuant to a corporate transaction, in Mr. Carpenter’s title or responsibilities so that he is no longer the President of the company), Mr. Carpenter shall be eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum upon termination.  If Mr. Carpenter is terminated by us for cause, or if Mr. Carpenter voluntarily terminates his employment, he will not be entitled to any severance.

As of April 10, 2009, Mr. Carpenter was named Chief Executive Officer and a Director of the company and Daniel Hoffman became our President.

Daniel Hoffman

On January 11, 2008, we entered into an employment agreement with Daniel Hoffman pursuant to which Dr. Hoffman began serving as our Chief Medical Officer effective January 15, 2008.  During the period of his employment, Dr. Hoffman will receive a base salary of $150,000 per annum, which is subject to upward adjustment.  Dr. Hoffman will also have the opportunity to receive bonus compensation, if and when approved by our Board of Directors.  Dr. Hoffman’s employment is on an “at-will” basis, and Dr. Hoffman may terminate his employment with us for any reason or for no reason.  Similarly, we may terminate Dr. Hoffman’s employment with or without cause.  If we terminate Dr. Hoffman’s employment without cause or Dr. Hoffman involuntarily terminates his employment with us (an involuntary termination includes changes, without Dr. Hoffman’s consent or pursuant to a corporate transaction, in Dr. Hoffman’s title or responsibilities so that he is no longer the Chief Medical Officer of the company), Dr. Hoffman will be eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum upon termination.  If Dr. Hoffman is terminated by us for cause, or if Dr. Hoffman voluntarily terminates his employment, he will not be entitled to any severance.  Dr. Hoffman will be entitled to four weeks vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we may offer our employees from time to time.

In addition to being the Chief Medical Officer, Dr. Hoffman was named President of the Company on April 10, 2009.

Paul Buck

On February 18, 2010, we entered into an employment agreement with Paul Buck pursuant to which Mr. Buck began serving as our Chief Financial Officer on an “at will” basis and will be paid a salary of no less than $208,000 per annum, which is subject to upward adjustment at the discretion of the Chief Executive Officer or the Board of Directors of the Company.  Pursuant to his employment agreement, Mr. Buck also received an option to purchase 450,000 shares of the Company’s common stock on March 3, 2010, which options vest in 48 equal installments commencing on March 3, 2010.  Mr. Buck will be entitled to four weeks vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that the Company may offer its employees from time to time.  As Mr. Buck’s employment is on an “at-will” basis, he may terminate his employment with the Company for any reason or for no reason.  Similarly, the Company may terminate Mr. Buck’s employment with or without cause.  If the Company terminates Mr. Buck’s employment without cause or Mr. Buck involuntarily terminates his employment with the Company, Mr. Buck shall be eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum upon termination.  If Mr. Buck is terminated by the Company for cause, or if Mr. Buck voluntarily terminates his employment, he will not be entitled to any severance.

Michael Darkoch

On July 6, 2010, we entered into an employment agreement with Michael Darkoch pursuant to which Mr. Darkoch began serving as our Executive Vice President and Chief Marketing Officer on an “at will” basis and will be paid a salary of no less than $208,000 per annum, which is subject to upward adjustment at the discretion of the Chief Executive Officer or the Board of Directors of the Company.  Pursuant to his employment agreement, Mr. Darkoch also received an option to purchase 450,000 shares of the company’s common stock on July 6, 2010, which options vest in 48 equal installments commencing on July 6, 2010.  Mr. Darkoch will be entitled to four weeks vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that the Company may offer its employees from time to time. As Mr. Darkoch’s employment is on an “at-will” basis, he may terminate his employment with the Company for any reason or for no reason. Similarly, the Company may terminate Mr. Darkoch’s employment with or without cause. If the Company terminates Mr. Darkoch’s employment after January 2, 2011, without cause or Mr. Darkoch involuntarily terminates his employment after January 2, 2011, with the Company, Mr. Darkoch shall be eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum upon termination. If Mr. Darkoch is terminated by the Company for cause, or if Mr. Darkoch voluntarily terminates his employment, he will not be entitled to any severance.

The Company has no other employment agreements with its executive officers.

2006 Stock Incentive Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”).  On March 7, 2007, in connection with the closing of the merger transaction with CNS California, we assumed the CNS California stock option plan and all of the options granted under the plan at the same price and terms.  Subsequently, we amended the 2006 Plan on March 3, 2010 to increase the number of shares of common stock reserved for issuance under the 2006 Plan from 10 million to 20 million shares and increased the limit on shares underlying awards granted within a calendar year to any eligible employee or director from 3 million to 4 million shares of common stock.  The amendment was approved by our shareholders at the annual meeting held on April 27, 2010.  The following is a summary of the 2006 Plan, as amended, which we use to provide equity compensation to employees, directors and consultants to the company.

The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or nonstatutory stock options (NSO)), stock appreciation rights and stock unit grants and is administered by the board of directors.  As of September 30, 2010, 2,124,740 options were exercised and there were 15,670,973 options and 183,937 restricted shares outstanding under the 2006 Plan and 2,020,350 shares available for issuance of awards.  The option price for each share of stock subject to an option shall be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO; provided, however, if the option is an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO shall be no less than 110% of the fair market value of a share of stock on the date such ISO is granted.  Stock options have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term is five years from the date of grant.  ISOs may be granted only to eligible employees.

For a description of the material terms of the stock options granted to our named executive officers during the fiscal years ended September 30, 2010 and September 30, 2009, please refer to the footnotes to the table under “ - Outstanding Equity Awards at Fiscal Year-End 2010.”

Outstanding Equity Awards at Fiscal Year-End 2010

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended September 30, 2010.

Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
George Carpenter (1)	583,338	3,416,662	0.55	March 2, 2020
	726,629	242,246	0.89	October 1, 2017

Daniel Hoffman (2)	72,919	427,081	0.55	March 2, 2020
	712,316	101,746	1.09	August 8, 2017
	119,013	0	0.12	August 11, 2016

Paul Buck(3)	65,625	384,375	0.55	March 2, 2020

Michael Darkoch(4)	28,125	421,875	0.44	July 6, 2020

(1)   On March 3, 2010, Mr. Carpenter was granted options to purchase 4,000,000 shares of common stock.  The options are exercisable at $0.55 per share and vest equally over 48 months starting on March 3, 2010.

On October 1, 2007 Mr. Carpenter was granted options to purchase 968,875 shares of common stock.  The options are exercisable at an exercise price of $0.89 and vest as follows: 121,109 shares vested immediately with the remaining 847,766 shares vesting equally over 42 months commencing April 30, 2008.

(2)   On March 3, 2010, Dr Hoffman was granted options to purchase 500,000 shares of common stock.  The options are exercisable at $0.55 per share and vest equally over 48 months starting on March 3, 2010.

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

(3)   On March 3, 2010, Mr. Buck was granted options to purchase 450,000 shares of common stock.  The options are exercisable at $0.55 per share and vest equally over 48 months starting on March 3, 2010.

(4)   On July 6, 2010, Mr. Darkoch was granted options to purchase 450,000 shares of common stock.  The options are exercisable at $0.40 per share and vest equally over 48 months starting on July 6, 2010.

Director Compensation

During our fiscal year ended September 30, 2010, each of our non-employee directors received as compensation for their services on our board options to purchase 250,000 shares of common stock.  The options were granted on March 3, 2010 to all non-employee directors except for Dr. Kallins, whose options were granted on July 5, 2010.  The options granted on March 3, 2010 were subject to approval by our stockholders at our 2010 annual meeting of amendments to our 2006 Stock Incentive Plan, which approval was obtained on April 27, 2010.  The options granted on March 3, 2010 and July 5, 2010 vest in equal monthly installments over a 36-month period beginning on the date of grant.  The options granted on March 3, 2010 have an exercise price of $0.55 per share and the options granted on July 5, 2010 have an exercise price of $0.40 per share.  Apart from these options, non-employee directors did not receive any cash or other compensation for their service on our board of directors or committees thereof during the fiscal year ended September 30, 2010.  We do not pay management directors for board service in addition to their regular employee compensation.  The full board of directors has the primary responsibility for reviewing and considering any revisions to director compensation.  As described below, Dr. Harbin received compensation for consulting services he provided to the company during our fiscal year ending September 30, 2010 and Mr. Thompson received compensation for his advisory services.

Non-Employee Director Compensation
Name	Option Awards ($)		All Other Compensation ($)	Total ($)
Jerome Vaccaro M.D. (3)	135,500	(1)	-	135,500
Henry Harbin M.D. (4)	342,200	(1)	45,000	387,200
John Pappajohn (5)	135,500	(1)	-	135,500
David Jones (6)	135,500	(1)	-	135,500
Tommy Thompson (7)	81,300	(1)	-	81,300
George Kallins M.D.(8)	100,000	(2)	-	100,000

(1)
These options were granted on March 3, 2010.  The amount reflected in the table represents the aggregate grant-date fair value of options computed in accordance with FASB ASC Topic 718 (formerly FAS 123R).  The Company estimates the fair value of each option on the grant date using the Black-Scholes model with the following assumptions:  dividend yield 0%; risk-free interest rate 3.62%; expected volatility 215% and expected life of the option 5 years.

(2)
These options were granted on July 5, 2010.  The amount reflected in the table represents the aggregate grant-date fair value of options computed in accordance with FASB ASC Topic 718 (formerly FAS 123R).  The Company estimates the fair value of each option on the grant date using the Black-Scholes model with the following assumptions:  dividend yield 0%; risk-free interest rate 1.81%; expected volatility 536% and expected life of the option 5 years.

(3)
On March 3, 2010, Dr. Vaccaro was granted 250,000 options having an exercise price of $0.55 for his services as a director.  The options vest equally over 36 months starting on the date of grant.  The aggregate number of option awards outstanding for Dr. Vaccaro at September 30, 2010 was 270,000.

(4)
On March 3, 2010 Dr Harbin was granted 250,000 options for his services as a director and 400,000 options for consulting services pursuant to his March 26, 2010 Consulting Agreement described below.  These options have an exercise price of $0.55 and vest equally over 36 months starting on the date of grant.  All other compensation is comprised of the cash payment of $24,000 paid in January 2010 for Dr. Harbin’s March 17, 2009 Consulting Agreement described below, plus $21,000 which have been accrued through September 30, 2010 on Dr. Harbin’s March 26, 2010 Consulting Agreement.  To date, no cash payment has been made on the March 26, 2010 agreement.

On March 17, 2009, we entered into a consulting agreement with Dr. Harbin (the “March 17, 2009 Consulting Agreement”), which expired on December 31, 2009 pursuant to which Dr. Harbin was to be paid an aggregate of $24,000 as compensation for his consulting services.  Dr. Harbin was paid the $24,000 due to him in January 2010.  In addition, as further compensation, we granted Dr. Harbin options to purchase 56,000 shares of our common stock at an exercise price of $0.40 per share, with the options vesting in equal monthly installments over a twelve month period commencing on January 1, 2009.  The options expire on March 17, 2019.

On March 26, 2010, we entered into a consulting agreement with Dr. Harbin (the “March 26, 2010 Consulting Agreement”), pursuant to which Dr. Harbin is to be paid an aggregate of $36,000 as compensation for his consulting services.  As of September 30, 2010 we have an accrued liability of $21,000 for the nine months of the contract term to that date.  Dr. Harbin has not been paid anything yet on this contact.  The agreement expires on December 31, 2010, but is renewable for two one year terms on January 1, 2011 and 2012.  In addition, as further compensation, we granted Dr. Harbin options to purchase 400,000 shares of our common stock at an exercise price of $0.55 per share, with the options vesting in 36 equal monthly installments commencing on March 3, 2010.  The options expire on March 2, 2020.

The aggregate number of option awards outstanding for Dr. Harbin at September 30, 2010 was 806,000.

(5)
On March 3, 2010, Mr. Pappajohn was granted 250,000 options having an exercise price of $0.55 for his services as a director.  The options vest equally over 36 months starting on the date of grant.  The aggregate number of option awards outstanding for Mr. Pappajohn at September 30, 2010 was 250,000.

(6)
On March 3, 2010, Mr. Jones was granted 250,000 options having an exercise price of $0.55 for his services as a director.  The options vest equally over 36 months starting on the date of grant.  The aggregate number of option awards outstanding for Mr. Jones at September 30, 2010 was 250,500.  Mr. Jones has assigned his options to SAIL Venture Partners, L.P.

(7)
On March 3, 2010, Mr. Thompson was granted 250,000 options having an exercise price of $0.55 for his services as a director.  Mr. Thompson resigned from the Board effective March 12, 2010 thereby forfeiting his options with no options vested.  On March 3, 2010 Mr. Thompson was also granted 150,000 options for his services as an advisor to the Company.  These options have an exercise price of $0.55 and vest equally over 36 months starting on the date of grant.  The aggregate number of option awards outstanding for Mr. Thompson at September 30, 2010 was 150,000.

(8)
On July 5, 2010, Dr. Kallins was granted 250,000 options having an exercise price of $0.40 for his services as a director.  The options vest equally over 36 months starting on the date of grant.  The aggregate number of option awards outstanding for Dr. Kallins at September 30, 2010 was 250,000.

ITEM 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of our common stock as of December 15, 2010 by each of our named executive officers, each of our directors, all of our directors and executive officers as a group, and each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options or warrants from the Company that are currently exercisable or exercisable within 60 days of December 15, 2010 are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 56,023,921 shares of our common stock outstanding on December 15, 2010.

Unless otherwise indicated, the address of each of the named executive officers, directors and 5% or more stockholders named below is c/o CNS Response, Inc., 85 Enterprise, Suite 410, Aliso Viejo, CA 92656.

	Number of Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage of Shares Outstanding

Named Executive Officers and Directors:
George Carpenter Chief Executive Officer and Chairman of the Board (1)	2,347,377	4.0%
Paul Buck Chief Financial Officer (2)	382,500	*
Daniel Hoffman President and Chief Medical Officer (3)	1,134,699	2.0%
Michael Darkoch Executive VP and Chief Marketing Officer (4)	75,000	*
David B. Jones Director (5)	10,399,021	17.3%
Dr. Jerome Vaccaro Director (6)	103,344	*
Dr. Henry Harbin Director (7)	383,514	*
John Pappajohn Director (8)	15,698,383	24.8%
George Kallins Director(9)	3,628,109	6.1%
Executive Officers and Directors as a group (9 persons) (10)	34,151,947	45.8%

5% Stockholders:
SAIL Venture Partners LP (5)	10,399,021	17.3%
Leonard Brandt (11)	11,081,982	19.0%

* Less than 1%

(1)
Consists of (a) 360,000 shares of common stock (b) 180,000 shares of common stock issuable upon the exercise of vested and exercisable warrants to purchase common stock and (c) 1,807,377 shares of common stock issuable upon the exercise of vested and exercisable options.

(2)
Consists of (a) 180,000 shares of common stock (b) 90,000 shares issuable upon exercise of warrants to purchase common stock and (c) 112,500 shares of common stock issuable upon the exercise of vested and exercisable options.

(3)
Consists of (a) 98,544 shares of common stock (b) 12,501 shares of common stock issuable upon the exercise of vested and exercisable warrants to purchase common stock and (c) 1,024,154 shares of common stock issuable upon the exercise of vested and exercisable options.

(4)	Consists of 75,000 shares of common stock issuable upon the exercise of vested and exercisable options.

(5)
Consists of (a) 6,471,067 shares of common stock held by SAIL Venture Partners, L.P., (b) 861,458 shares of common stock issuable upon the conversion of convertible notes held by SAIL Venture Partners, L.P., (c) 2,983,152 shares of Common Stock issuable upon the exercise of vested and exercisable warrants held by SAIL Venture Partners, L.P., and (d) 83,344 shares of common stock issuable upon the exercise of vested and exercisable options held by David Jones and assigned to Sail Venture Partners, L.P.  The unanimous vote of the managing members of SAIL Venture Partners, LLC (who are David B. Jones, Walter Schindler, Alan Sellers, Henry Habicht and Michael Hammons), is required to vote and make investment decisions over the shares held by SAIL Venture Partners, L.P.  The address of SAIL Venture Partners, L.P. is 3161 Michelson, Suite 750, Irvine, CA 92612.

(6)	Consists of 103,344 shares of common stock issuable upon the exercise of vested and exercisable options.

(7)
Consists of (a) 8,333 shares of common stock, (b) 2,501 shares of common stock issuable upon the exercise of warrants to purchase common stock and (c) 372,680 shares of common stock issuable upon the exercise of vested and exercisable options.

(8)
Consists of (a) 8,387,578 shares of common stock, (b) 2,624,649 shares of common stock issuable upon the conversion of convertible notes, (c) 4,602,812 shares of common stock issuable upon the exercise of warrants to purchase common stock and (d) 83,344 shares of common stock issuable upon the exercise of vested and exercisable options.  The address of John Pappajohn is 2116 Financial Center, Des Moines, IA 50309.

(9)
Consists of (a) 38,000 shares of common stock, (b) 2,605,625 shares of common stock issuable upon the conversion of the Deerwood Notes, (c) 928,916 shares of common stock issuable upon the exercise of warrants and (d) 55,568 shares of common stock issuable upon the exercise of vested and exercisable options.  The Deerwood Notes and warrants are held by Deerwood Partners LLC and Deerwood Holdings LLC, of which the stockholder is the co-managing member along with his spouse, and by BGN Acquisition Ltd., LP, of which the shareholder is the managing partner.  The address of Deerwood Partners LLC and Deerwood Holdings LLC is 16 Deerwood Lane, Newport Beach, CA 92660. The address of BGN Acquisition Ltd., LP is 15747 Woodruff Avenue, Bellflower, CA 90706.

(10)
Consists of (a) 15,543,522 shares of common stock (b) 6,091,732 shares of common stock issuable upon the conversion of convertible notes, (c) 8,799,880 shares of common stock issuable upon the exercise of vested and exercisable warrants and (d) 3,717,311 shares of common stock issuable upon the exercise of vested and exercisable options.

(11)
Consists of (a) 8,890,795 shares of common stock (including 540,000 shares owned by Mr. Brandt’s children and 956,164 shares held by Brandt Ventures), (b) 1,079,728 shares reserved for issuance upon exercise of warrants to purchase common stock (including warrants to purchase 478,082 shares of common stock held by Brandt Ventures) and (c) 1,111,459 shares reserved for issuance upon exercise of options to purchase common stock held by Mr. Brandt.  The address of Leonard Brandt is 28911 Via Hacienda San Juan Capistrano CA 92675.

Changes in Control

We do not have any arrangements which may at a subsequent date result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)

Equity compensation plans approved by security holders	15,670,973	$0.62	2,020,350

Equity compensation plans not approved by security holders	0	$0	0

Total	15,670,973	$0.62	2,020,350

ITEM 13.           Certain Relationships and Related Transactions, and Director Independence

Except as follows, since October 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we are or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

•	in which any director, executive officer, or stockholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with George Carpenter

On December 24, 2009, the Company completed a second closing of its private placement in which it received gross proceeds of approximately $3 million, which included $108,000 invested by Mr. Carpenter, our CEO.  In exchange for his investment, the Company issued to Mr. Carpenter 360,000 shares of its common stock and a five year non-callable warrant to purchase 180,000 shares of its common stock at an exercise price of $0.30 per share.  This investment was completed with terms identical to those received by all other investors in the Company’s private placement closings that took place on August 26, 2009, December 24, 2009, December 31, 2009 and January 4, 2010.

On January 4, 2010, Mr. Carpenter’s spouse was paid $36,000 for data discovery consulting services in support of the Company’s litigation with Mr. Brandt.  This transaction was done with knowledge of certain board members and was subsequently ratified by the Board.

Transactions with SAIL Venture Partners LP

On March 30, 2009, we executed two senior secured convertible promissory notes each in the principal amount of $250,000 with SAIL Venture Partners, LP (“SAIL”) and Brandt Ventures, GP (“Brandt”).  David Jones, a member of our board of directors, is one of four managing members of SAIL Venture Partners, LLC, which is the general partner of SAIL.  Leonard Brandt, also a member of our board of directors until December 3, 2009, and our former Chief Executive Officer, is the general partner of Brandt.

These notes accrued interest at the rate of 8% per annum and were due and payable upon a declaration by the note holder(s) requesting repayment, unless sooner converted into shares of our common stock (as described below), upon the earlier to occur of:  (i) June 30, 2009, or (ii) an Event of Default (as defined in the notes), which includes the default that occurred as a result of Mr. Brandt no longer serving as our Chief Executive Officer effective as of April 10, 2009.  The notes were secured by a lien on substantially all of our assets (including all intellectual property).  In the event of a liquidation, dissolution or winding up of the company, unless Brandt and/or SAIL informs us otherwise, we were required to pay such investor an amount equal to the product of 250% multiplied by the principal and all accrued but unpaid interest outstanding on the note.

In concert with an equity financing transaction of at least $1,500,000 (excluding any and all other debt that is converted), the principal and all accrued, but unpaid interest outstanding under the notes would be automatically converted into the securities issued in the equity financing by dividing such amount by 90% of the per share price paid by the investors in such financing.

On May 14, 2009, we entered into a Bridge Note and Warrant Purchase Agreement with SAIL.  Pursuant to the Purchase Agreement, on May 14, 2009, SAIL purchased a Secured Promissory Note in the principal amount of $200,000 from us.  In order to induce SAIL to purchase the note, we issued to SAIL a warrant to purchase up to 100,000 shares of our common stock at a purchase price equal to $0.25 per share.  The warrant expires on the earlier to occur of May 31, 2016, or a change of control of the company.

The Purchase Agreement also provided that, at any time on or after June 30, 2009, and provided that certain conditions are satisfied by us, SAIL would purchase from us a second Secured Convertible Promissory Note in the principal sum of $200,000 and would be issued a second warrant identical in terms to the warrant described above.  The aforementioned conditions include our entry into a term sheet in which investors commit to participate in an equity financing by us of not less than $2,000,000 (excluding any and all other debt that are to be converted).

The notes issued or issuable pursuant to the Purchase Agreement accrue interest at the rate of 8% per annum and were due and payable, unless sooner converted into shares of our common stock (as described below), upon the earlier to occur of:  (i) a declaration by SAIL on or after June 30, 2009, or (ii) an Event of Default as defined in the notes.  The note(s) were secured by a lien on substantially all of our assets (including all intellectual property).  In the event of a liquidation, dissolution or winding up of the company, unless SAIL informs us otherwise, we were required to pay SAIL an amount equal to the product of 250% multiplied by the principal and all accrued but unpaid interest outstanding on the note(s).

In the event we consummate an equity financing transaction of at least $1,500,000 (excluding any and all other debt that is converted), then the principal and all accrued, but unpaid interest outstanding under the note(s) were automatically converted into the securities issued in the equity financing by dividing such amount by 85% of the per share price paid by the investors in such financing.

In addition, in the event we issued preferred stock that was not part of an equity financing described above, SAIL was entitled, at its option, to convert the principal and all accrued, but unpaid interest outstanding under the note(s) into preferred stock by dividing such amount by 85% of the per share price paid by the purchasers’ of our preferred stock.

On August 26, 2009, the Company completed an equity financing transaction of approximately $2 million.  As a result of the financing, each of the notes described above that were held by SAIL and Brandt were automatically converted into common stock, with SAIL receiving 1,758,356 shares and Brandt receiving 956,164 shares.  In addition, pursuant to the terms of the notes issued on March 30, and May 14, 2009, SAIL was issued a non-callable five year warrant to purchase 879,178 shares of common stock at an exercise price of $0.30 per share and Brandt was issued a non-callable five year warrant to purchase 478,082 shares of common stock at an exercise price of $0.30 per share.

In connection with the equity financing referred to above, on August 26, 2009, SAIL purchased 6 “units” for $324,000.  Each “unit” consisted of 180,000 shares of common stock and a five year non-callable warrant to purchase an additional 90,000 shares of common stock at an exercise price of $0.30 per share.  The shares of common stock and warrants comprising the Units were immediately separable and were issued separately.  This investment was completed with terms identical to those received by all other investors in the Company’s private placement closings that took place on August 26, 2009, December 24, 2009, December 31, 2009 and January 4, 2010.

On July 5, 2010 and August 20, 2010, we issued unsecured promissory notes (each, a “Deerwood Note”) in the aggregate principal amount of $500,000 to Deerwood Partners LLC and Deerwood Holdings LLC, with each investor purchasing two notes in the aggregate principal amount of $250,000. Our director George Kallins and his spouse are the managing members of these investors.   SAIL issued unconditional guaranties to each of these investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under each Deerwood Note.  In addition, on August 20, 2010, we granted SAIL warrants to purchase up to an aggregate of 100,000 shares of common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) of $0.56 per share.  We entered into an oral agreement to indemnify SAIL and grant to SAIL a security interest in our assets in connection with the guaranties ..

On October 1, 2010, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with John Pappajohn and SAIL as investors, pursuant to which we issued to SAIL secured convertible promissory notes (the “October Notes”) in the aggregate principal amount of $250,000 and warrants to purchase up to 416,666 shares of common stock.  The Company received $250,000 in gross proceeds from the issuance to SAIL.  The October Notes mature on October 1, 2011 (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, and are convertible into shares of common stock of the Company at a conversion price of $0.30.  The conversion price is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; (3) the distribution of other capital stock, indebtedness or other non-cash assets; and (4) the completion of a financing at a price below the conversion price then in effect.    The October Notes are furthermore convertible, at the option of the holder, into securities to be issued in subsequent financings at the lower of the then-applicable conversion price or price per share payable by purchasers of such securities.  The October Notes can be declared due and payable upon an event of default, defined in the October Notes to occur, among other things, if the Company fails to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if the Company fails to perform any covenant or agreement as required by the October Note.   As of September 30, 2010, SAIL holds $250,000 in aggregate principal amount of October Notes.

On November 3, 2010, we issued October Notes in the aggregate principal amount of $512,250, and related warrants to purchase up to 512,250 shares, to Deerwood Holdings LLC and Deerwood Partners LLC, two entities controlled by Mr. Kallins, in exchange for the cancellation of the Deerwood Notes originally issued on July 5, 2010 and August 20, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and warrants to purchase an aggregate of up to 150,000 shares originally issued on August 20, 2010.  The related guaranties and oral indemnification and security agreement that had been entered into in connection with the Deerwood Notes were likewise terminated.  SAIL issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under the October Notes issued to such investors.  The obligations under each guaranty are independent of our obligations under the October Notes and separate actions may be brought against the guarantor.  In connection with its serving as guarantor, we granted SAIL warrants to purchase up to an aggregate of 341,498 shares of common stock.  The warrants to purchase 100,000 shares of common stock previously granted to SAIL on August 20, 2010 were canceled.

Our obligations under the terms of the October Notes are secured by a security interest in the tangible and intangible assets of the Company, pursuant to a Security Agreement, dated as of October 1, 2010, by and between us and John Pappajohn, as administrative agent for the holders of the October Notes.  The agreement and corresponding security interest terminate if and when holders of a majority of the aggregate principal amount of October Notes issued have converted their October Notes into shares of common stock.

The warrants related to the October Notes expire on September 20, 2017 and are exercisable for shares of common stock of the Company at an exercise price of $0.30.  Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect. Any provision of the October Notes or related warrants can be amended, waived or modified upon the written consent of the Company and holders of a majority of the aggregate principal amount of such notes outstanding.  Any such consent will affect all October Notes or warrants, as the case may be, and will be binding on all holders thereof.

For a table showing the differences in terms between the October Notes (and related warrants), on the one hand, and the exchanged Bridge Notes and Deerwood Notes (and related warrants), on the other hand, please refer to “ - Differences between October Notes and Bridge Notes/Deerwood Notes” below.

Transactions with Leonard Brandt

Please see the discussion above under the heading “Transaction with Sail Venture Partners LP” for a summary of a bridge financing transaction which closed on March 30, 2009, in which Mr. Brandt participated.

Transactions with Henry Harbin, M.D.

On April 15, 2008, we entered into a consulting agreement with Dr. Harbin, which expired on December 31, 2008, pursuant to which Dr. Harbin was paid an aggregate of $24,000 and was granted options to purchase 56,000 shares of our common stock at an exercise price of $0.96 per share, with options to purchase 14,000 shares vesting on the date of grant, options to purchase 37,328 shares vesting in eight equal monthly installments of 4,666 options commencing on April 30, 2008, and the remaining options to purchase 4,672 shares vesting on December 31, 2008.

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

On March 26, 2010, we entered into a new Consulting Agreement with Dr. Harbin, pursuant to which Dr. Harbin is to be paid an aggregate of $36,000 as compensation for his consulting services.  The agreement expires on December 31, 2010, but is renewable for two one-year terms on January 1, 2011 and 2012.  In addition to his cash compensation, on March 3, 2010 we granted Dr. Harbin options to purchase 400,000 shares of our common stock at an exercise price of $0.55 per share as further compensation for such services, with the options vesting in equal monthly installments over a 36 month period commencing on March 3, 2010.  The options expire on March 3, 2020.

Transactions with Daniel Hoffman, M.D.

On January 11, 2008, we, through our wholly owned subsidiary, Colorado CNS Response, Inc. and pursuant to the terms of a Stock Purchase Agreement, acquired all of the outstanding common stock of Neuro-Therapy Clinic, PC, a Colorado professional medical corporation wholly owned by Dr. Hoffman (“NTC”) in exchange for a non-interest bearing note of $300,000 payable in equal monthly installments over 36 months.  At the time of the transaction, NTC was our largest customer.  Upon the completion of the acquisition, Dr. Hoffman was appointed our Chief Medical Officer.  The Stock Purchase Agreement provides that upon the occurrence of certain events, as defined in the purchase agreement, Dr. Hoffman has a repurchase option for a period of three years subsequent to the closing, as well as certain rights of first refusal, in relation to the assets and liabilities we acquired.  As of September 30, 2009 and 2010, $[  ] and $[  ], respectively, of the aggregate principal amount of such note remained outstanding.

Transactions with John Pappajohn

In conjunction with the closing of the Company’s private placement on August 26, 2009, Mr. Pappajohn joined the Company’s Board of Directors.

On June 12, 2009, we entered into a Bridge Note and Warrant Purchase Agreement with Mr. John Pappajohn (“Pappajohn”).

Pursuant to the Purchase Agreement, on June 12, 2009, Pappajohn purchased a Secured Convertible Promissory Note in the principal amount of $1,000,000 from us.  In order to induce Pappajohn to purchase the note, we issued to Pappajohn a warrant to purchase up to 2,333,333 shares of our common stock and issued to relatives of Pappajohn warrants to purchase up to a total of 1,000,000 shares, all at a purchase price equal to $0.30 per share.  These warrants were exercised for shares of common stock in cashless exercises on February 23, 2010 and February 24, 2010.

The note issued pursuant to the Purchase Agreement provided that the principal amount of $1,000,000 together with a single Premium Payment of $90,000 which is due and payable, unless sooner converted into shares of our common stock (as described below), upon the earlier to occur of:  (i) a declaration by Pappajohn on or after June 30, 2010 or (ii) an Event of Default as defined in the note.  The note was secured by a lien on substantially all of our assets (including all intellectual property).  In the event of a liquidation, dissolution or winding up of the company, unless Pappajohn informs us otherwise, we were required to pay Pappajohn an amount equal to the product of 250% multiplied by the then outstanding principal amount of the note and the Premium Payment.

The note also contained a provision that, in the event we consummated an equity financing transaction of at least $1,500,000 (excluding any and all other debt that is converted), the then outstanding principal amount of the note (but excluding the Premium Payment, which will be repaid in cash at the time of such equity financing) shall be automatically converted into the securities issued in the equity financing by dividing such amount by the per share price paid by the investors in such financing.

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

In connection with the equity financing referred to above, on August 26, 2009, Mr. Pappajohn invested an additional $1,000,000 in the Company.  In exchange for his investment, the Company issued an additional 3,333,333 shares of common stock to Mr. Pappajohn and a five year non-callable warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.30 per share.  The terms of this investment were identical to the terms received by all other investors in the Company’s private placement closings that took place on August 26, 2009, December 24, 2009, December 31, 2009 and January 4, 2010.

The Company intends to reimburse Equity Dynamics, Inc., a company solely owned by Mr. Pappajohn, for expenses which Equity Dynamics incurred between May and December, 2009 on behalf of CNS Response, Inc.  These expenses include $34,700 incurred in connection with the Company’s private placement financing and other activities.

On February 23, 2010 Mr. Pappajohn exercised 2,333,333 warrants and was issued 1,720,910 shares of common stock in a net exercise of warrants in lieu of cash transaction.

On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn, pursuant to which Mr. Pappajohn agreed to purchase two secured promissory notes (each, a “Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010.  On June 3, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the first Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned us $250,000 in exchange for the second Bridge Note.  In connection with his purchase of the second Bridge Note, Mr. Pappajohn received a warrant to purchase up to 250,000 shares of our common stock in accordance with the Bridge Note and Warrant Purchase Agreement.  The exercise price of the warrant (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) was $0.50 per share.

Pursuant to a separate agreement that we entered into with Mr. Pappajohn, we granted him a right to convert the Bridge Notes into shares of our common stock at a conversion price of $0.50. The conversion price was subject to customary anti-dilution adjustments, but would never be less than $0.30.

Each Bridge Note accrued interest at a rate of 9% per annum which would have been paid together with the repayment of the principal amount at the earliest of (i) the maturity date; (ii) prepayment of the Bridge Note at the option of the Company (iii) closing of a financing in which the aggregate proceeds to the Company are not less than $3,000,000 or (iv) the occurrence of an Event of Default (as defined in the Bridge Note).  The Purchase Agreement and each Bridge Note grants the investor a senior security interest in and to all of the Company’s existing and future right, title and interest in its tangible and intangible property.

On October 1, 2010, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with John Pappajohn and SAIL as investors, pursuant to which we issued to the Mr. Pappajohn secured convertible promissory notes (the “October Notes”) in the aggregate principal amount of $761,688 and warrants to purchase up to 1,269,478 shares of common stock.  The Company received $250,000 in gross proceeds from the issuance to Mr. Pappajohn.  We also issued October Notes in the aggregate principal amount of $511,688, and related warrants to purchase up to 852,812 shares, to Mr. Pappajohn in exchange for the cancellation of the two Bridge Notes originally issued to him on June 3, 2010 and July 25, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and a warrant to purchase up to 250,000 shares originally issued to him on July 25, 2010.  As of September 30, 2010, Mr. Pappajohn holds $511,688 in aggregate principal amount of October Notes.

The October Notes issued to Mr. Pappajohn mature on October 1, 2011 (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, and are convertible into shares of common stock of the Company at a conversion price of $0.30.  The conversion price is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; (3) the distribution of other capital stock, indebtedness or other non-cash assets; and (4) the completion of a financing at a price below the conversion price then in effect. The October Notes are furthermore convertible, at the option of the holder, into securities to be issued in subsequent financings at the lower of the then-applicable conversion price or price per share payable by purchasers of such securities. The October Notes can be declared due and payable upon an event of default, defined in the October Notes to occur, among other things, if the Company fails to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if the Company fails to perform any covenant or agreement as required by the October Note.

Our obligations under the terms of the October Notes are secured by a security interest in the tangible and intangible assets of the Company, pursuant to a Security Agreement, dated as of October 1, 2010, by and between us and John Pappajohn, as administrative agent for the holders of the October Notes.  The agreement and corresponding security interest terminate if and when holders of a majority of the aggregate principal amount of October Notes issued have converted their October Notes into shares of common stock.

The warrants related to the October Notes expire on September 20, 2017 and are exercisable for shares of common stock of the Company at an exercise price of $0.30.  Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect.  Any provision of the October Notes or related warrants can be amended, waived or modified upon the written consent of the Company and holders of a majority of the aggregate principal amount of such notes outstanding.  Any such consent will affect all October Notes or warrants, as the case may be, and will be binding on all holders thereof.

For a table showing the differences in terms between the October Notes (and related warrants), on the one hand, and the exchanged Bridge Notes and Deerwood Notes (and related warrants), on the other hand, please refer to “ - Differences between October Notes and Bridge Notes/Deerwood Notes” below.

On November 24, 2010 the Board of Directors, excluding Mr. Pappajohn, ratified an engagement agreement with Equity Dynamics, Inc., a company owned by Mr. Pappajohn, to provide financial advisory serviced to assist us with our fund raising efforts.  These efforts have included advice and assistance with the preparation of Private Placement Memoranda, investor presentations, financing strategies, identification of potential and actual investors, and introductions to placement agents and investment bankers. The engagement letter calls for a retainer fee of $10,000 per month starting February 1, 2010.  As of September 30, 2010, we have accrued $80,000 for the services provided by Equity Dynamics.  The term of the agreement is for 12 months from its initiation and can be cancelled by either party, with or without cause, with 30 days written notice.

Transactions with George Kallins M.D.

On July 5, 2010 and August 20, 2010, we issued unsecured promissory notes (each, a “Deerwood Note”) in the aggregate principal amount of $500,000 to Deerwood Partners LLC and Deerwood Holdings LLC, with each investor purchasing two notes in the aggregate principal amount of $250,000. The managing members of each of Deerwood Partners LLC and Deerwood Holdings LLC are George J. Kallins, M.D., who joined the Company’s Board of Directors on July 5, 2010, and his spouse Bettina Kallins. We received $250,000 in gross proceeds from the issuance of the first two notes on July 5, 2010 and another $250,000 in gross proceeds from the issuance of the second two notes on August 20, 2010.  In connection with the August 20, 2010 transaction, each of the two investors also received a warrant to purchase up to 75,000 shares of our common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) of $0.56 per share.

SAIL Venture Partners L.P. (“SAIL”), of which our director David Jones is a managing partner, issued unconditional guaranties to each of these investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under each Deerwood Note.  The obligations under each guaranty were independent of our obligations under the Deerwood Notes and separate actions could be brought against the guarantor.  We entered into an oral agreement to indemnify SAIL and grant to SAIL a security interest in our assets in connection with the guaranties.  In addition, on August 20, 2010, we granted SAIL warrants to purchase up to an aggregate of 100,000 shares of common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) of $0.56 per share.

Each Deerwood Note accrued interest at a rate of 9% per annum, which was payable together with the repayment of the principal amount, unless earlier converted, at the earliest of (i) the maturity date; (ii) prepayment of the Deerwood Note at our option (iii) closing of a financing in which the aggregate proceeds to us are not less than $3,000,000 or (iv) the occurrence of an Event of Default (as defined in the Deerwood Note).  Each Deerwood Note was convertible into shares of our common stock at a conversion price of $0.50.  The conversion price was subject to customary anti-dilution adjustments, but would never be less than $0.30. As of September 30, 2010, Deerwood Partners LLC and Deerwood Holdings LLC held Deerwood Notes in the aggregate principal amount of $500,000.

On November 3, 2010, we issued October Notes in the aggregate principal amount of $762,250 and warrants to purchase up to 1,270,414 shares of common stock to three investors affiliated with Dr. Kallins.  We received $250,000 in gross proceeds from the issuance to BGN Acquisition Ltd., LP, an entity controlled by Dr. Kallins, of October Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 416,666 shares.  We also issued October Notes in the aggregate principal amount of $512,250, and related warrants to purchase up to 512,250 shares, to Deerwood Holdings LLC and Deerwood Partners LLC in exchange for the cancellation of the Deerwood Notes originally issued on July 5, 2010 and August 20, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and warrants to purchase an aggregate of up to 150,000 shares originally issued on August 20, 2010.  The related guaranties and oral indemnification and security agreement that had been entered into in connection with the Deerwood Notes were likewise terminated.   SAIL, of which our director David Jones is a managing partner, issued unconditional guaranties to each of the Deerwood investors in connection with the October Notes.

The Purchase Agreement pursuant to which the October Notes were issued also provides that the Company and the holders of the October Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the October Notes and the related warrants.

The October Notes mature on October 1, 2011 (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, and are convertible into shares of common stock of the Company at a conversion price of $0.30.  The conversion price is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; (3) the distribution of other capital stock, indebtedness or other non-cash assets; and (4) the completion of a financing at a price below the conversion price then in effect.  The October Notes are furthermore convertible, at the option of the holder, into securities to be issued in subsequent financings at the lower of the then-applicable conversion price or price per share payable by purchasers of such securities.  The October Notes can be declared due and payable upon an event of default, defined in the October Notes to occur, among other things, if the Company fails to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if the Company fails to perform any covenant or agreement as required by the October Note.

Our obligations under the terms of the October Notes are secured by a security interest in the tangible and intangible assets of the Company, pursuant to a Security Agreement, dated as of October 1, 2010, by and between us and John Pappajohn, as administrative agent for the holders of the October Notes.  The agreement and corresponding security interest terminate if and when holders of a majority of the aggregate principal amount of October Notes issued have converted their October Notes into shares of common stock.

The warrants related to the October Notes expire at various times in September and October, 2017 and are exercisable for shares of common stock of the Company at an exercise price of $0.30.  Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect.  Any provision of the October Notes or related warrants can be amended, waived or modified upon the written consent of the Company and holders of a majority of the aggregate principal amount of such notes outstanding.  Any such consent will affect all October Notes or warrants, as the case may be, and will be binding on all holders thereof.

For a table showing the differences in terms between the October Notes (and related warrants), on the one hand, and the exchanged Bridge Notes and Deerwood Notes (and related warrants), on the other hand, please refer to “ - Differences between October Notes and Bridge Notes/Deerwood Notes” below.

Transactions with Paul Buck

Prior to his employment by the Company, Mr. Buck, our Chief Financial Officer, had been working with the Company as an independent consultant since December 2008, assisting management with finance and accounting matters as well as the Company’s filings with the Securities and Exchange Commission.  Mr. Buck earned $264,900 in consulting services rendered to the Company.

On December 24, 2009, the Company completed a second closing of its private placement in which it received gross proceeds of approximately $3 million, which included $54,000 invested by Mr. Buck.  In exchange for his investment, the Company issued to Mr. Buck 180,000 shares of its common stock and a five year non-callable warrant to purchase 90,000 shares of its common stock at an exercise price of $0.30 per share.  This investment was completed with the identical terms as received by all other investors in the Company’s private placement closings that took place on August 26, 2009, December 24, 2009, December 31, 2009 and January 4, 2010.

Transactions with Non-Executive Directors

On March 3, 2010, the Board granted options to purchase 250,000 shares to each non-executive Director (Dr. Harbin, Mr. Jones, Mr. Pappajohn, Mr. Thompson, and Dr. Vaccaro) for their board service.  Each of the options have an exercise price of $0.55 per share, vest in equal monthly installments over a period of three years and have a term of 10 years from the date of grant.

As Mr. Thompson has subsequently resigned from the board, he has forfeited the option to purchase the 250,000 shares granted to him.  However, on March 3, 2010, the Board also granted options to Mr. Thompson to purchase 150,000 shares for his services as an advisor to the Company.  Each of the options have an exercise price of $0.55 per share, vest in equal monthly installments over a period of three years and have a term of 10 years from the date of grant.

Transaction with a Staff Member of Equity Dynamics, Inc.

On July 5, 2010 the Board granted warrants to purchase 500,000 shares of common stock to members of staff of Equity Dynamics, Inc, a company owned by Mr. Pappajohn, for consulting services they had rendered to the Company, advising on and assisting with fund raising activities.  Using the Black-Scholes model, these warrants were valued at $199,000 and expensed to consulting fees.   These warrants have an exercise price of $0.30 cents per share, are exercisable from the date of grant and have a term of 10 years from the date of grant.

Difference between October Notes and Bridge Notes/Deerwood Notes

The terms of the October Notes (and related warrants) differed from the terms of the Bridge Notes and Deerwood Notes (and related warrants), which certain related parties exchanged for October Notes, as follows:

Term	Bridge Note/Deerwood Note	October Note
Maturity	December 15, 2010	One year from the date of issuance

Initial Conversion Price	$0.50, with any adjustment being subject to a $0.30 floor	$0.30

If Company issues common stock (or securities convertible, exercisable or exchangeable for common stock), at a consideration (or conversion, exercise or exchange price) (the “Offering Price”) less than the Conversion Price, Conversion Price will be adjusted to match the Offering Price (“Ratchet”)
	No	Yes

Prepayment upon financing with aggregate proceeds of not less than $3million	Yes	No

Noteholder has Security Interest	Yes (Bridge Note); No (Deerwood Note)	Yes. Benefits of security agreement expire on the date that holders of a majority of aggregate principal amount of notes issued have converted their Notes in accordance with their terms.

Events of Default (Differences only)
•  General assignment to creditors

•  Bankruptcy proceeding, which is not dismissed within 60 days

•  Entry of final judgment for the payment of money in excess of $25,000 and failure to satisfy for 30 days
• Voluntary bankruptcy filing • Failure to comply with Use of Proceeds covenant in purchase agreement • Court enters bankruptcy order that is not vacated, set aside or reversed within 60 days

Option to convert notes into securities to be issued in subsequent financings at the lower of conversion price or price per share payable by purchasers of such securities	No	Yes

Amendments, waivers or modification of the note or related warrants requires written consent of the holders of a majority of the aggregate principal amount of the notes outstanding, and such written consent will be binding on all holders
	N/A - single investors	Yes

Warrant Coverage	25% (in case of Deerwood Notes, 40% of which was issued to guarantor of Deerwood Notes)	50% (in case of Deerwood entities, 40% of which was issued to guarantor of notes issued to Deerwood entities)

Initial Exercise Price of Warrants	$0.50 (Bridge Note); $0.56 (Deerwood Note)	$0.30

Ratchet as applied to Warrants (see definition above)	Results in a decrease in exercise price	Results in a decrease in exercise price and corresponding increase in number of shares issuable

Not included in this table are certain representations and warranties in the Deerwood notes that were either immaterial or were included in the note and warrant purchase agreements for the Bridge Notes and the October Notes.

ITEM 14.           Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Cacciamatta Accountancy Corporation for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2010 and 2009 were $149,823 and $134,300 respectively.

Audit-Related Fees

Cacciamatta Accountancy Corporation billed us $0 in fees for assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2010 and September 30, 2009, respectively.

Tax Fees

The aggregate fees to be billed by Cacciamatta Accountancy Corporation for professional services rendered for tax compliance, tax advice, and tax planning during our fiscal years ending September 30, 2010 and September 30, 2009 were $0 and $0, respectively.

All Other Fees

None.

Audit Committee Policies and Procedures

Our Audit Committee, which consists of three of our member of the Board of Directors, is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. During each of the fiscal years ended September 30, 2010 and September 30, 2009, respectively, our Board of Directors pre-approved 100% of the services described above.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

(a)	1. The information required by this item is included in Item 8 of Part II of this Annual Report.

2. The information required by this item is included in Item 8 of Part II of this Annual Report.

3. Exhibits: See Exhibit Index following the signature pages to this Annual Report, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.

(b)
Exhibits. See Exhibit Index, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Exhibit Index  are filed or incorporated by reference as part of this Annual Report.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS RESPONSE, INC.

By:	/s/ George Carpenter
George Carpenter Chief Executive Officer

Date: December 20, 2010

POWER OF ATTORNEY

The undersigned directors and officers of CNS Response, Inc. do hereby constitute and appoint George Carpenter and Paul Buck with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorneys and agents, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Carpenter	Chief Executive Officer, Director	December 20, 2010
George Carpenter	(Principal Executive Officer)

/s/ Paul Buck	Chief Financial Officer (Principal Financial	December 20, 2010
Paul Buck	Officer and Principal Accounting Officer)

/s/ David B. Jones	Director	December 20, 2010
David B. Jones

/s/ Jerome Vaccaro	Director	December 21, 2010
Jerome Vaccaro, M.D.

/s/ Henry T. Harbin	Director	December 20, 2010
Henry T. Harbin, M. D.

/s/ John Pappajohn	Director	December 21, 2010
John Pappajohn

/s/ George Kallins	Director	December 20, 2010
George Kallins, M.D.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

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

3.1.5
Certificate of Amendment of Certificate of Incorporation, dated January 8, 2007.  Incorporated by reference to Exhibit 3.1.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed with the Commission on July 6, 2010.

3.1.6
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

4.1
Amended and Restated 2006 Stock Incentive Plan.  Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-26285) filed with the Commission on April 1, 2010.*

Exhibit Number	Exhibit Title

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

10.11
Senior Secured Convertible Promissory Note, dated March 30, 2009, by and between the Company and SAIL Venture Partners, LP.  Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on April 3 2009.

10.12
Bridge Note and Warrant Purchase Agreement, dated May 14, 2009 by and between the Company and SAIL Venture Partners, LP.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on May 20, 2009.

Exhibit Number	Exhibit Title

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

10.19
Form of Warrant.  Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 30, 2009.

10.20
Registration Rights Agreement.  Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 30, 2009.

10.21
Amendment No. 1 to Registration Rights Agreement.  Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 30, 2009.

10.22
Form of Indemnification Agreement.  Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 30, 2009.

10.23
Employment Agreement by and between the Registrant and Paul Buck effective as of February 18, 2010.  Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed with the Commission on July 6, 2010.*

10.24
Consulting Agreement by and among CNS Response, Inc. and Henry T. Harbin, effective January 1, 2010.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File Number 000-26285) filed with the Securities and Exchange Commission on May 14, 2010.

10.25
Bridge Note and Warrant Purchase Agreement, dated as of June 3, 2010, between CNS Response, Inc. and John Pappajohn.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on June 7, 2010.

Exhibit Number	Exhibit Title

10.26	Form of Note. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on June 7, 2010.

10.27	Form of Warrant. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on June 7, 2010.

10.28
Placement Agent Agreement dated August 3, 2009 between the Registrant and Maxim Group LLC.  Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed with the Commission on July 6, 2010.

10.29
Form of Warrant issued to Placement Agent.  Incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed with the Commission on July 6, 2010.

10.30
Registration Rights Agreement dated August 26, 2009 between the Registrant and Maxim Group, LLC.   Incorporated by refrence to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed with the Commission on November 8, 2010.

10.31
Amendment No.1 to Placement Agent Agreement dated July 21, 2010 between the Registrant and Maxim Group LLC.    Incorporated by refrence to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed with the Commission on November 8, 2010.

10.32
Amendment No.1 to Form of Warrant issued to Placement Agent dated July 23, 2010.   Incorporated by refrence to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed with the Commission on November 8, 2010.

10.33
Form of Unsecured Promissory Note.  Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on July 9, 2010.

10.34	Form of Guaranty. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on July 9, 2010.

10.35
Form of Deerwood Note.  Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on August 24, 2010.

10.36
Form of Deerwood Warrant.  Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on August 24, 2010.

10.37
Engagement Agreement, dated September 30, 2010, between the Registrant and Monarch Capital Group, LLC, as Placement Agent.  Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 13, 2010.

10.38
Form of Note and Warrant Purchase Agreement, dated October 1, 2010, by and between the Registrant and the Investors party thereto.  Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 7, 2010.

10.39
Security Agreement, dated October 1, 2010, by and between the Registrant and John Pappajohn, as administrative agent for the secured parties.  Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 7, 2010.

10.40
Form of October Note.  Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 7, 2010.

10.41
Form of October Warrant.  Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 7, 2010.

10.42
Form of Placement Agent Warrant issued to Monarch Capital Group, LLC.  Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 27, 2010.

10.43*
Employment Agreement, dated July 6, 2010, by and between the Registrant and Michael Darkoch.    Incorporated by refrence to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed with the Commission on November 8, 2010.

10.44	Form of Guaranty, dated as of November 3, 2010, by SAIL Venture Partners, LP in favor of in favor of [Deerwood Holdings, LLC][Deerwood Partners, LLC].

21.1	Subsidiaries of the Registrant. Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed with the Commission on January 13, 2009.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included in the signature page hereto)

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan.