Form 10-Q
period 2010-12-31
CNS RESPONSE, INC.
filed 2011-02-14
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 0-26285

CNS RESPONSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0419387
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

85 Enterprise, Suite 410
Aliso Viejo, CA 92656
(Address of principal executive offices) (Zip Code)

(949) 420-4400
(Registrant’s telephone number, including area code)

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
Yes ☐                                  No  ☒

As of February 11, 2011, the issuer had 56,023,921 shares of common stock, par value $.001 per share, issued and outstanding.

CNS RESPONSE, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended December 31,
	2010	2009
REVENUES
Neurometric Information Services	$27,300	$22,400
Clinical Services	120,600	121,100

	147,900	143,500

OPERATING EXPENSES
Cost of neurometric services revenues	36,100	29,600
Research and development	355,400	222,600
Sales and marketing	246,700	200,400
General and administrative	1,053,800	1,547,700

Total operating expenses	1,692,000	2,000,300

OPERATING LOSS	(1,544,100)	(1,856,800)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(2,627,100)	(1,600)
Financing fees	(142,700)	-
Gain on derivative liabilities	4,217,500	-

Total other income	1,447,700	(1,600)

LOSS BEFORE INCOME TAXES	(96,400)	(1,858,400)
Income taxes	1,300	800

NET LOSS	$(97,700)	$(1,859,200)

NET LOSS PER SHARE:
Basic	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	56,023,921	42,584,297
Diluted	56,023,921	42,584,297

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) As at December 31,	As at September 30,
	2010	2010
ASSETS
CURRENT ASSETS:
Cash	$697,800	$62,000
Accounts receivable (net of allowance for doubtful accounts of $20,400 and $10,400 as of December 31 and September 30, 2010 respectively)	51,100	48,900
Prepaids and other	45,400	84,900
Total current assets	794,300	195,800
Furniture & equipment	36,200	23,000
Other assets	18,700	18,700
TOTAL ASSETS	$849,200	$237,500

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable (including $95,900 and $60,800 to related parties as of December 31 and September 30, 2010 respectively)	$1,239,800	$1,383,700
Accrued liabilities	440,600	380,700
Other payable – related party	-	100,000
Deferred compensation (including $118,700 and $81,200 to related parties as of December 31 and September 30, 2010, respectively)	243,300	263,600
Accrued patient costs	135,000	135,000
Accrued consulting fees (including $27,000 and $27,000 to related parties as of December 31 and September 30, 2010, respectively)	86,600	86,600
Accrued interest	62,600	-
Derivative liability	1,888,300	2,061,900
Secured convertible promissory notes-related party (net of discounts $2,423,700 and $1,023,900 as of December 31 and September 30, 2010, respectively)	600,300	-
Current portion of long-term debt	5,600	26,900
Total current liabilities	4,702,100	4,438,400

LONG-TERM LIABILITIES
Capital lease	14,900	3,400
Total long-term liabilities	14,900	3,400
TOTAL LIABILITIES	4,717,000	4,441,800
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; authorized 750,000,000 shares; 56,023,921 shares outstanding as of December 31 and September 30, 2010	56,000	56,000
Additional paid-in capital	29,543,800	29,109,600
Accumulated deficit	(33,467,600)	(33,369,900)
Total stockholders' equity	(3,867,800)	(4,204,300)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$849,200	$237,500

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(97,700)	$(1,859,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	2,700	2,400
Amortization of discount on bridge notes issued	600,300	-
Stock-based compensation	434,200	183,800
Issuance of warrants for financing services	82,700	-
Gain on derivative liability valuation	(4,217,500)	-
Non-cash interest expense	2,021,200	-
Doubtful debt write-off	-	5,800
Changes in operating assets and liabilities
Accounts receivable	(2,200)	(1,500)
Prepaids and other current assets	39,500	43,200
Accounts payable	(143,900)	(197,800)
Accrued liabilities	122,500	(2,000)
Deferred compensation	(20,300)	6,800
Accrued consulting fees	-	(20,000)
Accrued patient costs	-	(107,200)
Security deposit on new lease	-	(16,600)
Net cash used in operating activities	(1,178,500)	(1,962,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Furniture & Equipment	(15,900)	-
Net cash used in operating activities	(15,900)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note	(24,700)	(22,900)
Repayment of leases	(1,000)	(500)
New equipment lease	15,900	-
Net proceeds from bridge notes	1,840,000	-
Proceeds from sale of common stock, net of offering costs	-	2,922,600
Net cash provided by financing activities	1,830,200	2,899,200

Net increase in cash	635,800	936,900
Cash, beginning of period	62,000	988,100
Cash, end of period	$697,800	$1,925,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,000	$1600
Income taxes	$1,300	$800

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated
For the three months ended December 31, 2010	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2010 (Audited)	56,023,921	$56,000	$29,109,600	$(33,369,900)	$	(4,204,300)
Stock-based compensation	-	-	434,200	-		434,200
Net loss for the three months ended December 31, 2010	-	-	-	(97,700)		(97,700)
Balance at December 31, 2010	56,023,921	$56,000	$29,543,800	$(33,467,600)		$(3,867,800)

	Common Stock		Additional Paid-in	Accumulated
For the three months ended December 31, 2009	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2009 (Audited)	41,781,129	$41,800	$24,044,000	$(25,195,900)	$	(1,110,100)
Stock-based compensation	-	-	183,800	-		183,800
Issuance of stock in connection with the Maxim PIPE net of offering cost of $505,300	11,426,666	11,400	2,911,200	-		2,922,600
Warrants issued in association with the Maxim PIPE	-	-	7,383,400	-		7,383,400
Offering cost pertaining to the Maxim PIPE	-	-	(7,383,400)	-		(7,383,400)
Net loss for the three months ended December 31, 2009	-	-	-	(1,859,200)		(1,859,200)
Balance at December 31, 2009	53,207,795	$53,200	$27,139,000	$(27,055,100)		$137,100

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Organization and Nature of Operations

CNS Response, Inc. (the “Company”) was incorporated in Delaware on March 16, 1987, under the name Age Research, Inc.   Prior to January 16, 2007, the Company (then called Strativation, Inc.) existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.  On January 16, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CNS Response, Inc., a California corporation formed on January 11, 2000 (“CNS California”), and CNS Merger Corporation, a California corporation and the Company’s  wholly-owned subsidiary (“MergerCo”) pursuant to which the Company agreed to acquire CNS California in a merger transaction wherein MergerCo would merge with and into CNS California, with CNS California being the surviving corporation (the “Merger”). On March 7, 2007, the Merger closed, CNS California became a wholly-owned subsidiary of the Company, and on the same date the corporate name was changed from Strativation, Inc. to CNS Response, Inc.

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

Basis of Consolidation

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries CNS California and NTC.  Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of December 31, 2010 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The September 30, 2010 balance sheet was derived from our audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended September 30, 2010 which are included in our current report on Form 10-K, filed with the Securities and Exchange Commission on December 21, 2010.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and revenues and expenses in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, recoverability of long-lived assets and goodwill, stock-based compensation, the allowance for doubtful accounts, the valuation of equity instruments, use and other taxes. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation for the periods presented as required by Regulation S-X, Rule 10-01. Actual results could differ from those estimates.

The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2011.

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

On September 26, 2010, the Company’s board of directors approved a term sheet to modify the terms of six convertible notes outstanding at that date in order to induce additional investment in the form of convertible debt. The original convertible notes were due in December 2010 with accrued interest at 9%, convertible into common shares at $0.50 per share and had warrants exercisable at strike price between $0.50 and $0.56. The Company modified the terms of these notes to be due 12 months from the modification date with accrued interest at 9%, convertible into common shares at $0.30 per share, 50% warrant coverage exercisable at $0.30 per share and increased the principal for accrued interest through the modification date. Both the convertible note and warrants contained ratchet provisions, which under ASC 815 required bifurcation of the conversion feature and warrants for derivative liability treatment. As of September 30, 2010 the derivative liability was $2,061,900, which was comprised of the warrant liability of $889,100 and the debt conversion option liability of $1,172,800.  During the three months ended December 31, 2010, an additional $2,000,000 of convertible promissory notes were sold and 3,333,329 warrants issued.  Additionally, all derivative liabilities were revalued as of December 31, 2010 in accordance with ASC 815.  As of December 31, 2010, the derivative liability was $1,888,300, which was comprised of a warrant liability of $1,029,500 and a debt conversion option liability of $858,800.

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

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s warrant liability is carried at fair value totaling $1,029,500 and $889,100, as of December 31, 2010 and September 30, 2010, respectively.  The Company’s conversion option liability is carried at fair value totaling $858,800 and $1,172,800 as of December 31, 2010 and September 30, 2010, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

December 31, 2010
Annual dividend yield	-
Expected life (years)	1.0-3.5
Risk-free interest rate	2.02%
Expected volatility	141%-277%

	Fair Value	Fair Value Measurements at
	As of	December 31, 2010
	December 31,	Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$1,029,500	$-	$1,029,500	$-
Secured convertible promissory note	3,023,900		3,023,900	-
Conversion option liability	858,800	-	858,800	-
Total accrued derivative liabilities	$4,912,200	$-	$4,912,200	$-

As of December 31, 2010 the Company recognized a gain of $4,217,500 on change in the fair value of accrued derivative liabilities and did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company. These reclassifications include reclassifying the Company’s patent costs to General and Administrative costs, as these patent related expenditures were previously grouped with Research and Development costs.  The reclassifications had no effect on consolidated net income or consolidated assets and liabilities.

Recent Accounting Pronouncements

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, starting from fiscal year end 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Company’s unaudited condensed consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 that requires new disclosures and provides clarification of existing disclosures. ASU 2010-06 also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets (Subtopic 715-20). ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the impact of the adoption of ASU 2010-06 to have a material impact on its unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”) as amendments to certain recognition and disclosure requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance for interim and annual periods. The adoption of ASU 2010-09 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-12 (“ASU 2010-12”), “Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts”.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act.” The Company does not expect the provisions of ASU 2010-12 to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (“ASU 2010-13”), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material impact on the Company’s unaudited condensed consolidated financial statements.

3.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

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

October Notes and Warrants

On October 1, 2010, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with John Pappajohn and SAIL as investors, pursuant to which we issued to the investors secured convertible promissory notes (the “October Notes”) in the aggregate principal amount of $1,011,700 and warrants to purchase up to 1,686,144 shares of common stock. The Company received $500,000 in gross proceeds from the issuance to these investors of October Notes in the aggregate principal amount of $500,000 and related warrants to purchase up to 833,332 shares.  We also issued October Notes in the aggregate principal amount of $511,700, and related warrants to purchase up to 852,812 shares, to Mr. Pappajohn in exchange for the cancellation of the two Bridge Notes originally issued to him on June 3, 2010 and July 25, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and a warrant to purchase up to 250,000 shares originally issued to him on July 25, 2010. The transaction closed on October 1, 2010.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 7 and October 12, 2010, a third and fourth accredited investor, respectively, executed the Purchase Agreement. In connection therewith, we issued October Notes in the aggregate principal amount of $600,000 and warrants to purchase up to 999,999 shares of common stock of the Company, to such investors on those dates.  We received $588,000 in net proceeds from these investors, after paying $12,000 to the placement agent as described below. Monarch Capital Group LLC (“Monarch”) acted as non-exclusive placement agent with respect to the October 12, 2010 placement of October Notes in the aggregate principal amount of $100,000 and related warrants, pursuant to an engagement agreement, dated September 30, 2010, between us and Monarch. Under the engagement agreement, in return for its services as non-exclusive placement agent, Monarch was entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of October Notes to investors introduced to the Company by Monarch; (b) a cash expense allowance equal to 2% of the gross proceeds raised from the sale of October Notes to such investors; and (c) five-year warrants (the “Placement Agent Warrants”) to purchase common stock of the Company equal to 10% of the shares issuable upon conversion of October Notes issued to such investors.  In connection with the October 12, 2010 closing, Monarch received a cash fee of $10,000 and a cash expense allowance of $2,000 and, on October 25, 2010, received Placement Agent Warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $0.33 per share.

On October 21 and October 28, 2010, a fifth and sixth accredited investor executed the Purchase Agreement. In connection therewith, we issued October Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 416,666 shares of common stock to such investors on that date. We received $250,000 in net proceeds from the issuance to these investors.

On November 3, 2010, three affiliated entities, identified below, executed the Purchase Agreement.  In connection therewith, we issued October Notes in the aggregate principal amount of $762,300 and warrants to purchase up to 1,270,414 shares of common stock, as follows:  (a) We received $250,000 in gross proceeds from the issuance to BGN Acquisition Ltd., LP, an entity controlled by our director George Kallins, of October Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 416,666 shares.  (b)  We also issued October Notes in the aggregate principal amount of $512,300, and related warrants to purchase up to 512,250 shares, to Deerwood Holdings LLC and Deerwood Partners LLC, two entities controlled by Mr. Kallins, in exchange for the cancellation of the Deerwood Notes originally issued on July 5, 2010 and August 20, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and warrants to purchase an aggregate of up to 150,000 shares originally issued on August 20, 2010.  The related guaranties and oral indemnification and security agreement that had been entered into in connection with the Deerwood Notes were likewise terminated.   SAIL, of which our director David Jones is a managing partner, issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under the October Notes issued to such investors.  The obligations under each guaranty are independent of our obligations under the October Notes and separate actions may be brought against the guarantor.  In connection with its serving as guarantor, we granted SAIL warrants to purchase up to an aggregate of 341,498 shares of common stock.  The warrants to purchase 100,000 shares of common stock previously granted to SAIL on August 20, 2010 were canceled.

On November 12, 2010, a tenth accredited investor executed the Purchase Agreement.  In connection therewith, the Company issued Notes in the aggregate principal amount of $400,000 and Warrants to purchase up to 666,666 shares of common stock of the Company, to the investor on such date.   The Company received $352,000 in net proceeds from the investor.   Monarch acted as non-exclusive placement agent with respect to the placement of the Note in the aggregate principal amount of $400,000 and related Warrants, pursuant to the abovementioned engagement agreement, dated September 30, 2010.  In connection with the November 12, 2010 closing, Monarch received a cash fee of $40,000 and a cash expense allowance of $8,000 and will receive a Placement Agent Warrant to purchase 133,333 shares of the Company’s common stock at an exercise price of $0.33 per share.

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

As of December 31, 2010 outstanding convertible promissory notes were $3,023,900 (including $23,900 corresponding to accrued and unpaid interest on the exchanged notes) and derivative liability was $2,061,900. During the three month period ended December 31, 2010 the Company amortized $600,300 of debt discount.

4.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of December 31, 2010 the Company is authorized to issue 750,000,000 shares of common stock.

As of December 31, 2010, CNS California is authorized to issue 100,000,000 shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of December 31, 2010, Colorado CNS Response, Inc. is authorized to issue 1,000,000 shares of common stock.

As of December 31, 2010, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue 10,000 shares of common stock, no par value per share.

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

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2010, 2,124,740 options were exercised and there were 15,250,121 options and 183,937 restricted shares outstanding under the amended 2006 Plan leaving 2,441,202 shares available for issuance of future awards.

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the periods ended December 31, 2010 and 2009 is as follows:

	For the three months ended December 31,
	2010	2009
Operations	$2,500	$4,000
Research and development	89,300	65,000
Sales and marketing	66,900	29,600
General and administrative	275,500	85,200

Total	$434,200	$183,800

Total unrecognized compensation as of December 31, 2010 amounted to $3,834,400.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2010	15,670,973	$0.62

Granted	-	$-
Exercised	-	$-
Forfeited	(420,852)	$0.69

Outstanding at December 31, 2010	15,250,121	$0.62

Following is a summary of the status of options outstanding at September 30, 2010:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price

$0.12	859,270	10 years	$0.12
$0.132	987,805	7 years	$0.132
$0.30	135,700	10 years	$0.30
$0.59	28,588	10 years	$0.59
$0.80	140,000	10 years	$0.80
$0.89	968,875	10 years	$0.89
$0.96	352,974	10 years	$0.96
$1.09	2,513,549	10 years	$1.09
$1.20	243,253	5 years	$1.20
$0.51	41,187	10 years	$0.51
$0.40	856,000	10 years	$0.40
$0.55	8,122,920	10 years	$0.55
Total	15,250,121		$0.62

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants to Purchase Common Stock

At October 1, 2009, there were warrants outstanding to purchase 15,537,485 shares.  During the year ended September 30, 2010, a further 9,300,161 warrants were granted, of which 500,000 were cancelled and replaced with 1,706,560 warrants pursuant to the Note and Warrant Purchase agreement dated October 1, 2010 as described below and in note 3.  Furthermore 3,333,333 warrants were exercised.  The warrant activity is described as follows:

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

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2010, there were warrants outstanding to purchase 21,504,313 shares of the Company’s common stock which includes a net 1,206,560 shares which were the result of the cancellation and reissuance of warrants in accordance with the Note and Warrant Purchase Agreement of October 1, 2010 detailed above and in Note 3.

For the three months ended December 31, 2010, no warrants were exercised and an additional 3,499,995 warrants were issued as follows:

3,333,329 shares	$0.30
These warrants were issued to eight investors who purchased notes for $2,222,220 pursuant to the October 1, 2010 Note and Warrant Purchase agreement described in note 3. These investors included three directors of the Company, Mr. David Jones, Mr. John Pappajohn and Dr. George Kallins, each of whom purchased notes for $250,000 ($750,000 in aggregate) either directly or through an entity that they control.

166,666 shares	$0.33
These warrants were issued Monarch Capital who acted as placement agents in raising $500,000 from two investors who purchase notes pursuant to the Note and Warrant Purchase agreement described in note 3.

At December 31, 2010, there were warrants outstanding to purchase 25,004,308 shares of the Company’s common stock.  The exercise price of the outstanding warrants range from $0.01 to $1.812 with a weighted average exercise price of $0.52.  The warrants expire at various times through 2017.

5.	RELATED PARTY TRANSACTIONS

As at December 31, 2010, accrued consulting fees included $27,000 due to a director in accordance with a 12 month consulting agreement, the term of which ended on December 31, 2010.  In December, 2010 a payment of $9,000 was made to that director in connection with the consulting agreement. The consulting agreement was automatically renewed effective January 1, 2011.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 1, 2010, the Company entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase a secured promissory note in the principal amount of $250,000. Additionally, the Company entered into a Bridge Note and Warrant Purchase Agreement with SAIL Venture Partners, LLP, of which our Director, David Jones, is a managing partner, to purchase a secured promissory note in the principal amount of $250,000.  For further detail, please refer to the section 2010 Promissory Note Transactions in Note 3 above.

On November 3, 2010, the Company entered into a Bridge Note and Warrant Purchase Agreement with BGN Acquisitions Ltd. LP, of which our Director, Dr. George Kallins, is the general partner, to purchase a secured promissory note in the principal amount of $250,000. For further detail, please refer to the section 2010 Promissory Note Transactions in Note 3 above.

On November 24, 2010 the Board of Directors, excluding Mr. Pappajohn, resolved to ratify an engagement agreement with Equity Dynamics, Inc. a company owned by Mr. Pappajohn, to provide financial advisory services to assist the Company with the Company’s fund raising efforts.  These efforts have included advice and assistance with the preparation of Private Placement Memoranda, investor presentations, financing strategies, identification of potential and actual investors, and introductions to placement agents and investment bankers. The engagement agreement calls for a retainer fee of $10,000 per month starting February 1, 2010.  As of December 31, 2010 the Company had accrued $110,000 for the services provided by Equity Dynamics of which $60,000 has been paid, leaving $50,000 due and outstanding as at December 31, 2010.  The term of the agreement is for 12 months from its initiation and can be cancelled by either party, with or without cause, with 30 days written notice.

6.	REPORTABLE SEGMENTS

The Company operates in two business segments:  referenced neurometric information services and clinical services.  Neurometric Information Services (formerly called Laboratory Information Services), provides data to psychiatrists and other physicians/prescribers to enable them to make a more informed decision when treating a specific patient with mental, behavioral and/or addictive disorders provides reports (“rEEG Reports”).  Clinic operates NTC, a full service psychiatric practice.

The following tables show operating results for the Company’s reportable segments, along with reconciliation from segment gross profit to (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:

	Three months ended December 31, 2010
	Reference Neurometric	Clinic	Eliminations	Total
Revenues	34,400	120,600	(7,100)	147,900

Operating expenses:
Cost of revenues	36,100	7,100	(7,100)	36,100
Research and development	355,400	-	-	355,400
Sales and marketing	243,700	3,000	-	246,700
General and administrative	832,700	221,100		1,053,800
Total operating expenses	1,467,900	231,200	(7,100)	1,692,000

Loss from operations	$(1,433,500)	$(110,600)	$-	$(1,544,100)

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended December 31, 2009
	Reference Neurometric	Clinic	Eliminations	Total
Revenues	26,400	154,400	(37,300)	143,500

Operating expenses:
Cost of revenues	29,600	4,000	(4,000)	29,600
Research and development	233,200	-	-	233,200
Sales and marketing	198,400	2,000	-	200,400
General and administrative	1,422,000	148,400	(33,300)	1,537,100
Total operating expenses	1,883,200	154,400	(37,300)	2,000,300

Loss from operations	$(1,856,800)	$-	$-	$(1,856,800)

The following table includes selected segment financial information as of December 31, 2010, related to total assets:

	Reference Neurometric	Clinic	Total

Total assets	$810,500	$38,700	$849,200

7.	EARNINGS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three months ended December 31, 2010 and 2009, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months ended December 31, 2010 and 2009 is as follows:

	2010	2009
Net loss for computation of basic net income (loss) per share	$(97,700)	$(1,859,200)
Net income (loss) for computation of dilutive net income (loss) per share	$(97,700)	$(1,859,200)

Basic net income (loss) per share	$0.00	$(0.04)

Diluted net income (loss) per share	$0.00	$(0.04)

Basic weighted average shares outstanding	56,023,921	42,584,297
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	56,023,921	42,584,297

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	2,611,595	-
Warrants	24,322,648	16,089,296
Options	15,551,655	6,630,174

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the ordinary course of business. Other than as set forth below, the Company is not currently party to any legal proceedings, the adverse outcome of which, in the Company’s management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position.

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

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2009 the Company entered a three year lease, commencing February 1, 2010 and terminating on January 30, 2013 for its new Headquarters and Neurometric Information Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  The 2,023 square foot facility has an average cost for the lease term of $3,600 per month.  The remaining lease obligation totals $100,900: being $35,300, $49,000 and $16,600 for fiscal years 2011, 2012 and 2013 respectively.

The Company leases space for its Clinical Services operations under an operating lease.  The original lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility has an average cost for the lease term of $5,100 per month. The remaining lease obligation totals $147,000: being $42,900, $65,400 and $38,700 for fiscal years 2011, 2012 and 2013 respectively.

The Company also sub-leased space for its Clinical Services operations on a month-to-month basis for $1,000 per month up until March 2010 when it terminated this sub-lease and gave up the space.

The Company incurred rent expense of $27,000 and $37,600 for the three months ended December 31, 2010 and 2009.

On November 8, 2010 we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months ending October 2014 and the monthly payment is $412. As of December 31, 2010 the remaining lease obligation is $18,400: being $3,700, $4,900, $4,900 and $4,900 for fiscal years 2011, 2012, 2013 and 2014 respectively.

9.	SUBSEQUENT EVENTS

2011 Private Placement Transactions

Events subsequent to December 31, 2010 have been evaluated through to the date that these financial statements were issued, to determine whether any events should be disclosed to keep the financial statements from being misleading.  The following events occurred since December 31, 2010.

On January 20, February 3 and February 8, 2011, we sold convertible unsecured notes (the “Unsecured Notes”) in an aggregate principal amount of $350,000 and warrants to purchase 583,552 shares of common stock to three accredited investors in connection with a new private placement pursuant to a note and warrant purchase agreement, under which we can issue an aggregate of up to $5 million in aggregate principal amount of Unsecured Notes, as well as related warrants.  The terms of the Unsecured Notes are identical to the terms of the October Notes, except that (i) the Unsecured Notes are not secured by any of our assets, (ii) the Unsecured Notes are subordinated in all respects to our obligations under the October Notes and the related guaranties issued to certain investors by SAIL and (iii) the Company is not subject to a restrictive covenant to use the use of proceeds from the sale of the Unsecured Notes only for current operations.  The terms of the new warrants are identical to the terms of the warrants issued in connection with the October Notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2010 and presumes that readers have access to, and will have read, the “Management's Discussion and Analysis or Plan of Operation” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the three months ended December 31, 2010 and 2009.  Except for historical information, the matters discussed in this management's discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

	our inability to raise additional funds to support operations and capital expenditures;

	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

	our inability to successfully compete against existing and future competitors;

	our inability to manage and maintain the growth of our business;

	our inability to protect our intellectual property rights; and

	other factors discussed under the headings “Risk Factors” and “Business” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

Business operations

Since our inception, we have generated significant net losses. As of December 31, 2010, we had an accumulated deficit of approximately $33.5 million, and as of December 31, 2009, our accumulated deficit was approximately $27.0 million.  We incurred operating losses of $1.5 million and $1.8 million for the three months ended December 31, 2010 and 2009, respectively and incurred net losses of $98 thousand and $1.8 million for those respective periods (with the low net loss in the quarter ended December 31, 2010 being primarily due to the effect of a non-cash gain on change in fair value of derivative liabilities).  We expect our net losses to continue for at least the next couple of years. We anticipate that a substantial portion of our capital resources and efforts will be focused on the scale-up of our commercial organization, research and product development and other general corporate purposes.  Research and development projects include the completion of more clinical trials which are necessary to further validate the efficacy of our products and services relating to our rEEG technology across different types of behavioral disorders; the enhancement of the CNS Database and rEEG process, and to a lesser extent, the identification of new medications that are often combinations of approved drugs.  We anticipate that future research and development projects will be funded by grants or third-party sponsorship.

As of December 31, 2010, our current liabilities of approximately $4.7 million exceeded our current assets of approximately $0.8 million by approximately $3.9 million and our net losses will continue for the foreseeable future.  As part of the $4.7 million of current liabilities we had $3.0 million, plus accrued interest, of secured convertible debt which is discounted to $0.6 million.  Since December 31, 2010, we have raised an additional $350,000 from the issuance of subordinated convertible debt; however, we still need additional funding to continue our operations plus substantial additional funding before we can increase the demand for our rEEG services.  We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  Furthermore, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting the funds available for our business activities.  If adequate funds are not available, we may be required to delay or curtail significantly our development and commercialization activities.  This would have a material adverse effect on our business, financial condition and/or results of operations and could ultimately cause us to have to cease operations.

The Private Placement Transactions

The 2010 and 2011 Private Placement Transactions

From June 3 through November 12, 2010, we raised $3.0 million through the sale of secured convertible notes and warrants to accredited investors. Of such amount, $1.75 million was purchased by members of our Board of Directors or their affiliate companies.  See “Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”  On January 20, February 3 and February 8, 2011, we sold convertible unsecured notes in an aggregate principal amount of $350,000 and warrants to purchase 583,332 shares of common stock to accredited investors.  See “Part II - Item 5. Other Information.”

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

Derivative accounting for convertible debt and warrants

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480-10 and ASC 815-10 whereby the Company determines the fair market carrying value of a financial instrument using the Black-Scholes model and revalues the fair market value on a quarterly basis.  Any changes in carrying value flow through as other income (expense) in the income statement.

Results of Operations for the Three Months Ended December 31, 2010 and 2009

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

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three months December 31,
	2010	2009

Revenues	100%	100%
Cost of revenues	24	21
Gross profit	76	79
Research and development	240	163
Sales and marketing	167	140
General and administrative expenses	713	1,071
Operating loss	(1,044)	(1,294)
Other income (expense), net	978	(2)
Net income (loss)	(66)%	(1,296)%

Revenues

	Three Months ended December 31,
	2010	2009	Percent Change

Neurometric Information Service Revenues	$27,300	$22,400	22%
Clinical Service Revenues	120,600	121,100	-%
Total Revenues	$147,900	$143,500	3%

With respect to our Neurometric Information Services business the number of paid rEEG Reports delivered increased from 58 for the three months ended December 31, 2009, to 69 for the three month ended December 31, 2010, while the average revenue per report increased from $386 to $395 per report for the three months ended December 31, 2010.  The total numbers of free rEEG reports processed were 20 and 19 for the three months ended December 31, 2009 and 2010 respectively.  These free rEEG reports are used for training, database-enhancement and compassionate-use purposes.

Clinical Service revenues remained constant for the two three month periods ended December 31, 2010 and 2009 respectively.  Although we had hired an additional psychiatrist, she was unable to significantly impact revenue growth as she needed to be vetted and approved by the healthcare insures before being reimbursed for billings.  These approvals have now all been received and we anticipate that revenues will grow.

Cost of Revenues

	Three Months ended December 31,
	2010	2009	Percent Change

Cost of Neurometric Information Services revenues	$36,100	$29,600	22%

Cost of Neurometric Information Services revenues consists of payroll, consulting, and other miscellaneous costs.  Consulting costs primarily represent external costs associated with the processing and analysis of rEEG Reports and range between $75 and $100 per rEEG Report.  For the three months ended December 31, 2010, cost of revenues of $36,100 consist primarily of direct labor and benefit costs of $27,500, which includes stock-based compensation, and consulting fees of $7,000.  For the same period ended December 31, 2009, cost of revenues of $29,700 consisted primarily of direct labor and benefit costs of $24,700, including stock-based compensation, and consulting fees of $5,000.  We expect costs of revenues will increase as an absolute number as more rEEG Reports are processed. However, we expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Research and Development

	Three Months ended December 31,
	2010	2009	Percent Change

Neurometric Information Services research and development	$355,400	$222,600	59%

Research and development expenses consist of payroll costs (including stock-based compensation costs), consulting fees, clinical study costs and other miscellaneous costs.  Research and development costs for the three months ended December 31, 2010, included the following: payroll and benefit costs (including stock based compensation) of $272,700, consultant costs of $58,000 and other miscellaneous costs of $24,700 which include travel, database and support costs.  For the comparable period for 2009, research and development costs included: payroll and benefit costs (including stock based compensation) of $189,500, consultant costs of $18,400 and other miscellaneous costs of $14,700 which included travel, database and support costs.

Comparing the three months ended December 31, 2010 with the corresponding period in 2009, the focus of the research and development department moved from conducting the clinical study to analyzing the data and drafting scientific papers for publications.  Additionally, the focus moved to enhancing the rEEG production system and efforts related to our 510(k) application with the FDA.  With this shift in focus, consulting fees increased by $39,600: in total $3,000 was spent on research and $55,000 was spent on product enhancements and compliance in the three months ended December 31, 2010.   Payroll and benefits increased by $83,200 in the 2010 period compared to the prior year period primarily due to the reassignment of a staff member between departments, the increase in stock-based compensation and the accrual of severance pay.

Sales and marketing

	Three Months ended December 31,
	2010	2009	Percent Change
Sales and Marketing
Neurometric Information Services	$243,700	$198,400	23%
Clinical Services	3,000	2,000	50%
Total Sales and Marketing	$246,700	$200,400	23%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees and conference and travel expenses.  Sales and marketing expenses for the three months ended December 31, 2010 included the following expenses: payroll and benefits $175,700, advertising and marketing $3,600, consulting $36,800 and conferences and travel $23,900. For the comparable period in 2009, expenses were as follows: payroll and benefits $135,600, advertising and marketing $33,200, consulting $22,600 and conferences and travel $2,700.

Comparing the three months ended December 31, 2010, with the same period in 2009; payroll and benefits increased by $40,100 in the 2010 period primarily as a result of the recruitment of our Executive Vice President and Chief Marketing Officer to lead our marketing efforts in pursuing contracts with large targeted organizations.  Advertising and marketing expenses decreased by $29,600 as advertising was had been curtailed while the Company had awaited resolution to its 510(k) application with the FDA.  Consequently, in the three months ended December 31, 2010, marketing efforts were still limited to the development of the provider network and focused on payer organizations, whereas for the 2009 period, the Company was more actively executing its advertising and marketing plans.  Conference and travel expenses increased by $21,200 in the 2010 period as our targeted customers were predominately based on the East Coast, necessitating multiple cross-country visits to these key clients.

The Clinical Services sales and marketing expenses consists of advertising to attract patients to the clinic. During the three months ended December 31, 2010, Clinical Services marketing expenditures were approximately the same as in the prior year’s period.  We anticipate a moderate increase in marketing expenditure as we have determined that select radio advertizing is effective in attracting new patients to the clinic: with the addition of our newly recruited psychiatrist, the clinic’s capacity to treat new patients has increased.

General and administrative

	Three Months ended December 31,
	2010	2009	Percent Change
General and administrative
Neurometric Information Services	$832,700	$1,399,300	(40)%
Clinical Services	221,100	148,400	49%
Total General and administrative	$1,053,800	$1,547,700	(31)%

General and Administrative expenses for our Neurometric Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal, patent costs, other professional and consulting fees, general administrative and occupancy costs, conference and travel and miscellaneous costs.  For the three months ended December 31, 2010, General and Administrative costs included the following: salaries and benefit costs of $413,300; legal fees of $113,200; other professional and consulting fees of $149,100; general administrative and occupancy costs of $50,600; patent costs of $58,800; marketing and investor relations expenses of $3,300 and conference and travel expenses of $25,200.  For the same period in 2009, General and Administrative costs included the following: salaries and benefit costs of $140,600; legal fees of $877,600; other professional and consulting fees of $176,600; general administrative and occupancy costs of $63,700; patent costs of $10,600; marketing and investor relations expenses of $68,600 and conference and travel expenses of $48,800.

With respect to our Neurometric Information Services business, in the three months ended December 31, 2010, compared to the same period in 2009, payroll and benefit expenses increased by a net $272,700, of which $190,300 was due to an increase in stock-based compensation primarily due to accounting for vested option grants given to employees, directors, advisors and consultants in March and July of 2010.  The balance of the increase, $82,400, was due to (i) the addition of the Chief Financial Officer (CFO), who was previously engaged as a consultant, and joined the staff in mid February 2010 and (ii) the Board-approved increase in salary of our Chief Executive Officer (CEO).   Professional and consulting fees decreased by a net $27,454 which was partly due to the mix of consulting services used in fiscal 2010: these fees included $30,000 associated with financial advisory services used to obtain funding, $5,500 used for accounting services, $19,000 used for public relations services and $21,800 used for consultants who have experience with health insurance payers.  Legal fees decreased by a net $764,400 which was made up of a $771,500 reduction in litigation fees in defending against actions brought by Mr. Brandt plus a $30,500 insurance reimbursement paid on behalf of SAIL Venture Partners, LP, which was a co-defendant in the litigation. This reimbursed expense had originally been accrued by the Company. All matters between Mr. Brandt and us have either been dismissed or adjudicated in our favor.  Non-litigation related legal expense increased by $37,600 partly due to the work undertaken with the Company’s registration statement and financing efforts.  General administrative and occupancy costs decreased by $13,100 due to general decreases in expenditures.  Patent costs increased by $48,200, of which $44,000 was for the filing of European patent applications.  Marketing and investor relations expenses decreased by $65,300 as expenses associated with a publicity campaign planned for the 2009 period did not recur in the 2010 period.  Conference and travel costs decreased by $53,400 in the 2010 period as travel associated with the litigation and financings in the 2009 period did not recur.

General and Administrative expenses for our Clinical Services business includes all costs associated with operating NTC.  This includes payroll costs, medical supplies, occupancy costs and other general and administrative support costs.  These costs increased by $72,700 to $221,100 in the three months ending December 31, 2010, from $148,400 in the 2009 quarter.  This increase is partly due to the hiring of an additional psychiatrist and partly due to the reduced reimbursement by Neurometric Information Services of NTC staff who had worked on the Company’s clinical trial which ended in 2009.

Other income (expense)

	Three Months ended December 31,
	2010	2009	Percent Change

Neurometric Information Services income (expense), net	$1,447,700	$(1,400)	*	%
Clinical Services income (expense)	-	(200)	*	%
Total other income (expense)	$1,447,700	$(1,600)	*	%
* not meaningful

For the three months ended December 31, 2010, net other income for Neurometric Information Services was $1,447,700 as a result of the following:

Firstly, we incurred non-cash interest charges totaling $2,626,600 on our promissory notes which accrue interest at 9%, on our warrant discount amortization and our warrant and note conversion derivative liability charges.  Interest paid in cash for the quarter was approximately $1,000.

Secondly, finance fees totaling $142,700 were incurred in association with our private placement of convertible notes (the October Notes).  Of these finance fees $60,000 was paid in cash and $82,700 was the fair value of warrants that were issued to the placement agent and SAIL Venture Partners, LP guarantying the Deerwood notes (See Note 3 to the financial statements and Private Placement Transactions above).

Lastly, our derivative liabilities for the conversion feature and warrants associated with the October notes were revalued at December 31, 2010.  As a result of the revaluation of these derivatives, which is required on a quarterly basis under ASC 815, a non-cash gain of $4,217,500 was booked.  This large gain was due to a decline in the market price of our stock on the last two trading days of the calendar year 2010 with the closing price being at $0.20 on December 31, 2010.  The average closing market price of our stock for the three months ending December 31, 2010 was $0.45.  Since the derivative liabilities are valued using the Black-Scholes model, the combination of the high volatility of our stock price and the low price at the end of the period resulted in an anomalous large gain.  If and when the market price of our stock reverts to its recent average level, this gain will unwind and will result in a loss on valuation of derivative liabilities in future periods.

For the three months ending December 2009, Neurometric Information Services and Clinical Services combined incurred a net interest charge of $1,600. There were no significant transactions during this period which impacted the “Other Income” line item.

Net Loss

	Three Months ended December 31,
	2010	2009	Percent Change

Neurometric Information Services net profit (loss)	$12,900	$(1,859,000)	(6)%
Clinical Services net loss	(110,600)	(200)	5530%
Total Net Loss	$(97,700)	$(1,859,200)	(4)%

The net profit for our Neurometric Information Services business of approximately $13 thousand for the three months ended December 31, 2010 compared to the 2009 quarter’s loss of $1.86 million was almost entirely due to the gain on the valuation of derivative liabilities as explained above under “Other Income (expense)”.  Disregarding the effect of the gain on the valuation of derivative liabilities net of the non-cash interest charges in establishing the derivative liabilities during the three months ended December 31, 2010, our net loss during that period would have been $1.75.  Additionally, we also experienced a significant reduction in our General and Administrative expenses in the 2010 quarter compared to the corresponding prior year period as a result of not having the Brandt litigation, which occurred in 2009

The increase in the net loss for our Clinical Services business of approximately $110 thousand for the three months ended December 31, 2010 as compared to the corresponding prior year period was the result of the reduced reimbursement by Neurometric Information Services for Clinical Services staff who worked on the clinical trial which ended in 2009; additionally, expenses were also impacted by the costs associated with the hiring of a new psychiatrist. Although we needed an additional psychiatrist on staff to help drive up revenues, she was unable to bill healthcare insurers until she was vetted and approved by the insurers. These approvals were finally all received in December; however this was too late to significantly impact revenue growth for the quarter.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of December 31, 2010, we had an accumulated deficit of approximately $33.5 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of December 31, 2010, we had approximately $697,000 in cash and cash equivalents and a working capital deficit of approximately $3.9 million compared to approximately $1.9 million in cash and cash equivalents and a working capital balance of approximately $106,000 at December 31, 2009.  The working capital deficit as of December 31, 2010 includes the $3.0 million, plus accrued interest, of secured convertible promissory notes (Bridge Notes and Deerwood Notes) outstanding as of that date which have been discounted down to approximately $600,000.

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

We need additional funds to continue our operations and will need substantial additional funds before we can increase demand for our rEEG services.  We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.  We expect to continue to incur operating losses in the future and to make capital expenditures to expand our research and development programs (including upgrading our CNS Database) and to scale up our commercial operations and marketing efforts.   If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could ultimately cause us to have to cease operations.

Sources of Liquidity

Since our inception substantially all of our operations have been financed primarily from equity and debt financings.  Through December 31, 2010, we had received proceeds of approximately $13.7 million from the sale of stock, $9.7 million from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the Company.

From June 3, 2010 through to November 12, 2010, we raised $3.0 million through the sale of secured convertible notes and warrants (the October Notes).  Of such amount, $1.75 million was purchased by members of our Board of Directors or their affiliate companies.  In January and February 2011, the Company has raised an additional $350,000 through the sale of subordinated convertible notes and warrants.  See Note 3 of the financial statements, “Private Placement Transactions” above.

 Cash Flows

Net cash used in operating activities was $1.2 million for the three months ended December 31, 2010 compared to $2.0 million for the three months ended December 31, 2009.  The decrease in cash used of $0.8 million is attributable to the reduction in legal fees associated with the Brandt litigation.

Net cash used in investing activities increased to $15,900 for the three months ended December 31, 2010, as compared to $0 for the three months ended December 31, 2009.  Our investing activities related to the purchase of EEG equipment to be used by a customer.

Net cash proceeds from financing activities for the three months ended December 31, 2010 were approximately $1.8 million, net of offering costs, raised through our sale of secured convertible notes and warrants (the October Notes).  Additionally, we also entered into a capital lease of $15,900 to finance the purchase of the above mentioned EEG equipment.  These proceeds were partly offset by the repayment of $24,700 on a promissory note issued to Daniel Hoffman in connection with our acquisition of NTC.

 For the three months ended December 31, 2009 proceeds from financing activities were approximately $2.9, net of offering costs, in connection with the second and third closings of our 2009 private placement transaction.  These proceeds were partly offset by the repayment of $22,900 on the above mentioned promissory note issued to Daniel Hoffman.

Contractual Obligations and Commercial Commitments

On December 30, 2009 the Company entered a three year lease, commencing February 1, 2010 and terminating on January 30, 2013 for its new Headquarters and Neurometric Information Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  The 2,023 square foot facility has an average cost for the lease term of $3,600 per month.  The remaining lease obligation totals $100,900: being $35,300, $49,000 and $16,600 for fiscal years 2011, 2012 and 2013 respectively.

The Company also leases space for its Clinical Services operations under an operating lease.   The original term of this lease expired on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility has an average cost for the lease term of $5,100 per month. The remaining lease obligation totals $147,000: being $42,900, $65,400 and $38,700 for fiscal years 2011, 2012 and 2013 respectively.

The Company also sub-leased space for its Clinical Services operations on a month-to-month basis for $1,000 per month up until March 2010 when it terminated this sub-lease and gave up the space.

The Company incurred rent expense of $27,000 and $37,600 for the three months ended December 31, 2010 and 2009.

On November 8, 2010 we entered into a finance lease to purchase EEG equipment costing $15,900.  The term of this lease is 48 months ending October 2014 and the monthly payment is $412. As of December 31, 2010 the remaining lease obligation is $18,400: being $3,700, $4,900, $4,900 and $4,900 for fiscal years 2011, 2012, 2013 and 2014 respectively.

Derivative Liability

Current liabilities include $1.9 million of derivative liability. This amount includes:

1.	$1.0 million, which represents the fair value liability associated with the warrants issued in conjunction with the October Notes.

2.
$0.9 million, which represent the fair value liability associated with the conversion option of the October Notes. (Please see Note 3 to the financial statements or “Private Placement Transactions” above.)

The carrying value of these derivative liabilities will be reassessed each quarter and any change in the carrying value will be booked to other income (expense) in the income statement.  For the three months ended December 31, 2010 we booked a gain of $4.2 million in the carrying value of these derivatives.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur operating losses in the future and to make capital expenditures to expand our research and development programs (including upgrading our CNS Database) and to scale up our commercial operations and marketing efforts. We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, including the repayment of debt incurred as a result of our litigation with Brandt. Although since December 31, 2010 we have raised gross proceeds of $0.4 million through the sale of unsecured convertible promissory notes, we anticipate that our cash on hand (including the proceeds from these promissory notes) and cash generated through our operations will not be sufficient to fund our operations the next 12 months.  In addition we will have to repay the outstanding notes plus interest beginning on October 1, 2011.  We therefore anticipate raising additional funds in the near future.

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

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15, as of December 31, 2010, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of December 31, 2010 for the reasons described below.

The following significant deficiency was identified, which in combination with other deficiencies may constitute a material weakness (as defined below):

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

To the knowledge of our management, including our PEO and PFO, none of the aforementioned significant deficiencies led to a misstatement of our results of operations for the three months ended December 31, 2010, or statement of financial position as of December 31, 2010.

 The Company is planning to develop a comprehensive and formal accounting and procedures manual and has identified a resource to assist with the development of such manual.

Changes in Internal Control Over Financial Reporting

Other than as stated above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of exchange act rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Please see Note 8 to our Notes to Unaudited Condensed Consolidated Financial Statements for a description of our litigation with Leonard Brandt.

Item 1A.	Risk Factors

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1.A.  Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2010.  If any of the risks and uncertainties set forth herein and therein actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties described in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended September 30, 2010 are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

In addition, this quarterly report on Form 10-Q contains forward-looking statements. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended September 30, 2010.  Please see the introductory section to “Part I - Item 2. Management’s Discussion of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q for further information on these forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Bridge Notes and Warrants

On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase two secured promissory notes (each, a “Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010. On June 3, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the first Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned us $250,000 in exchange for the second Bridge Note. In connection with his purchase of the second Bridge Note, Mr. Pappajohn received a warrant to purchase up to 250,000 shares of our common stock. The exercise price of the warrant (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price ) was $0.50 per share.

Pursuant to a separate agreement that we entered into with Mr. Pappajohn on July 25, 2010, we granted him a right to convert his Bridge Notes into shares of our common stock at a conversion price of $0.50. The conversion price was subject to customary anti-dilution adjustments, but would never be less than $0.30. Each Bridge Note accrued interest at a rate of 9% per annum.

Deerwood Notes and Warrants

On July 5, 2010 and August 20, 2010, we issued unsecured promissory notes (each, a “Deerwood Note”) in the aggregate principal amount of $500,000 to Deerwood Partners LLC and Deerwood Holdings LLC, with each investor purchasing two notes in the aggregate principal amount of $250,000. Our director George Kallins and his spouse are the managing members of these investors. The Deerwood Notes mature on December 15, 2010.  We received $250,000 in gross proceeds from the issuance of the first two notes on July 5, 2010 and another $250,000 in gross proceeds from the issuance of the second two notes on August 20, 2010. In connection with the August 20, 2010 transaction, each of the two investors also received a warrant to purchase up to 75,000 shares of our common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price ) of $0.56 per share.

SAIL Venture Partners L.P. (“SAIL”), of which our director David Jones is a managing partner, issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under each Deerwood Note.  The obligations under each guaranty were independent of our obligations under the Deerwood Notes and separate actions could be brought against the guarantor.  We entered into an oral agreement to indemnify SAIL and grant to SAIL a security interest in our assets in connection with the guaranties. In addition, on August 20, 2010, we granted SAIL warrants to purchase up to an aggregate of 100,000 shares of common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price ) of $0.56 per share.

 Each Deerwood Note accrued interest at a rate of 9% per annum and  was convertible into shares of our common stock at a conversion price of $0.50. The conversion price was subject to customary anti-dilution adjustments, but would never be less than $0.30.

October Notes and Warrants

On October 1, 2010, in connection with a new private placement of convertible promissory notes (the “October Notes”) and warrants expected to be completed with new independent investors, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with John Pappajohn and SAIL as investors . Pursuant to this agreement, we issued to the investors October Notes in the aggregate principal amount of $1,011,700 and warrants to purchase up to 1,686,144 shares of common stock. The Company received $500,000 in gross proceeds from the issuance to these investors of October Notes in the aggregate principal amount of $500,000 and related warrants to purchase up to 833,332 shares. We also issued October Notes in the aggregate principal amount of $511,700, and related warrants to purchase up to 852,812 shares, to Mr. Pappajohn in exchange for the cancellation of the two Bridge Notes originally issued to him on June 3, 2010 and July 25, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and a warrant to purchase up to 250,000 shares originally issued to him on July 25, 2010. The transaction closed on October 1, 2010.

On October 7, 2010 and October 12, 2010, a third and fourth accredited investor previously unrelated to us executed the Purchase Agreement. In connection therewith, we issued October Notes in the aggregate principal amount of $600,000 and warrants to purchase up to 999,999 shares of common stock of the Company, to such investors on those dates. We received $588,000 in net proceeds from these investors, after paying $12,000 to the placement agent as described below. Monarch Capital Group LLC (“Monarch”) acted as non-exclusive placement agent with respect to the October 12, 2010 placement of October Notes in the aggregate principal amount of $100,000 and related warrants, pursuant to an engagement agreement, dated September 30, 2010, between us and Monarch. Under the engagement agreement, in return for its services as non-exclusive placement agent, Monarch was entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of October Notes to investors introduced to the Company by Monarch; (b) a cash expense allowance equal to 2% of the gross proceeds raised from the sale of October Notes to such investors; and (c) five-year warrants (the “Placement Agent Warrants”) to purchase common stock of the Company equal to 10% of the shares issuable upon conversion of October Notes issued to such investors. In connection with the October 12, 2010 closing, Monarch received a cash fee of $10,000 and a cash expense allowance of $2,000 and, on October 25, 2010, received Placement Agent Warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $0.33 per share.

On October 21 and October 28, 2010, a fifth and sixth accredited investor previously unrelated to us executed the Purchase Agreement. In connection therewith, we issued October Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 416,666 shares of common stock to such investors on that date. We received $250,000 in net proceeds from the issuance to these investors.

On November 3, 2010, three affiliated entities, identified below, executed the Purchase Agreement. In connection therewith, we issued October Notes in the aggregate principal amount of $762,300 and warrants to purchase up to 1,270,414 shares of common stock, as follows: (a) we received $250,000 in gross proceeds from the issuance to BGN Acquisition Ltd., LP, an entity controlled by our director George Kallins, of October Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 416,666 shares ; and  (b) we also issued October Notes in the aggregate principal amount of $512,300, and related warrants to purchase up to 512,250 shares, to Deerwood Holdings LLC and Deerwood Partners LLC, two entities controlled by Dr . Kallins, in exchange for the cancellation of the Deerwood Notes originally issued on July 5, 2010 and August 20, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and warrants to purchase an aggregate of up to 150,000 shares originally issued on August 20, 2010. The related guaranties and oral indemnification and security agreement that had been entered into in connection with the Deerwood Notes were likewise terminated.  SAIL, of which our director David Jones is a managing partner, issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under the October Notes issued to such investors. The obligations under each guaranty are independent of our obligations under the October Notes and separate actions may be brought against the guarantor. In connection with its serving as guarantor, we granted SAIL warrants to purchase up to an aggregate of 341,498 shares of common stock. The warrants to purchase 100,000 shares of common stock previously granted to SAIL on August 20, 2010 were canceled.

On November 12, 2010, another accredited investor previously unrelated to us executed the Purchase Agreement. In connection therewith, the Company issued Notes in the aggregate principal amount of $400,000 and Warrants to purchase up to 666,666 shares of common stock of the Company, to the investor on such date.  The Company received $352,000 in net proceeds from the investor.  Monarch acted as non-exclusive placement agent with respect to the placement of the Note in the aggregate principal amount of $400,000 and related Warrants, pursuant to the abovementioned engagement agreement, dated September 30, 2010. In connection with the November 12, 2010 closing, Monarch received a cash fee of $40,000 and a cash expense allowance of $8,000 and will receive a Placement Agent Warrant to purchase 133,333 shares of the Company’s common stock at an exercise price of $0.33 per share.

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

For a table showing the differences in terms between the October Notes (and related warrants), on the one hand, and the exchanged Bridge Notes and Deerwood Notes (and related warrants), on the other hand, please refer to the table below. See also Notes 3 and 13 to the audited financial statements.

Differences between October Notes and Bridge Notes/Deerwood Notes

As disclosed above, (i) Bridge Notes in the aggregate principal amount of $500,000 (and accrued and unpaid interest thereon) and a related warrant to purchase up to 250,000 shares were exchanged by Mr. Pappajohn for October Notes in the aggregate principal amount of $511,688 and related warrants to purchase up to 852,812 shares, (ii) Deerwood Notes in the aggregate principal amount of $500,000 (and accrued and unpaid interest thereon) and a related warrant to purchase up to 150,000 shares were exchanged by the Deerwood investors for October Notes in the aggregate principal amount of $512,250 and related warrants to purchase up to 512,250 shares, and (iii) warrants to purchase 100,000 issued to SAIL in connection with its guaranties relating to the Deerwood Notes were exchanged for warrants to purchase 341,498 shares. The terms of the October Notes (and related warrants) differed from the terms of the Bridge Notes and Deerwood Notes (and related warrants) as follows:

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
	No	Yes

Prepayment upon financing with aggregate proceeds of not less than $3million	Yes	No

Noteholder has Security Interest	Yes (Bridge Note) No (Deerwood Note)	Yes. Benefits of security agreement expire on the date that holders of a majority of aggregate principal amount of notes issued have converted their Notes in accordance with their terms.

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

The exchange for the October Notes did not trigger anti-dilution adjustments to the conversion prices of the Bridge Notes or Deerwood Notes. Had the warrants issued in connection with the Bridge Notes and the Deerwood Notes not been exchanged for new warrants as described above, the exercise price of the warrants so issued would have been reduced to $0.30 as a result of the issuance of October Notes and new warrants in accordance with the anti-dilution provisions of the warrants issued in connection with the Bridge Notes and the Deerwood Notes.

Item 5.	Other Information

On January 20, February 3 and February 8, 2011, we sold convertible unsecured notes (the “Unsecured Notes”) in an aggregate principal amount of $350,000 and warrants to purchase 583,332 shares of common stock to three accredited investors in connection with a new private placement pursuant to a note and warrant purchase agreement, under which we can issue an aggregate of up to $5 million in aggregate principal amount of Unsecured Notes, as well as related warrants.  The terms of the Unsecured Notes are identical to the terms of the October Notes, except that (i) the Unsecured Notes are not secured by any of our assets, (ii) the Unsecured Notes are subordinated in all respects to our obligations under the October Notes and the related guaranties issued to certain investors by SAIL and (iii) the Company is not subject to a restrictive covenant to use the use of proceeds from the sale of the Unsecured Notes only for current operations.  The terms of the new warrants are identical to the terms of the warrants issued in connection with the October Notes.

Item 6.	Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number	Exhibit Title
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

10.44
Form of Guaranty, dated as of November 3, 2010, by SAIL Venture Partners, LP in favor of [Deerwood Holdings, LLC][Deerwood Partners, LLC].  Incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed with the Commission on December 21, 2010.

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

CNS Response, Inc.

Date: February 14, 2010		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer
(Principal Financial Officer)