Form 10-Q
period 2011-03-31
CNS RESPONSE, INC.
filed 2011-05-16
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011 or

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

(949) 420-4400
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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 13, 2011, the issuer had 56,117,600 shares of common stock, par value $.001 per share, issued and outstanding.

CNS RESPONSE, INC.

Item 1.	Financial Statements

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,		For the six months ended March 31,
	2011	2010	2011	2010
REVENUES
Neurometric Information Services	$29,200	$34,400	$56,400	$56,800
Clinical Services	162,600	143,900	283,200	265,000
	191,800	178,300	339,600	321,800

OPERATING EXPENSES
Cost of Neurometric Services revenues	36,500	39,400	72,500	69,100
Research and development	235,700	318,700	591,100	541,300
Sales and marketing	347,500	202,500	594,300	402,800
General and administrative	1,079,200	1,009,800	2,133,100	2,557,500

Total operating expenses	1,698,900	1,570,400	3,391,000	3,570,700

OPERATING LOSS	(1,507,100)	(1,392,100)	(3,051,400)	(3,248,900)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(1,329,100)	(100)	(3,956,100)	(1,700)
Financing fees	(146,700)	-	(289,300)	-
Gain (Loss) on derivative liabilities	(3,963,400)	-	254,200	-
Total other income	(5,439,200)	(100)	(3,991,200)	(1,700)

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,946,300)	(1,392,200)	(7,042,600)	(3,250,600)
Income taxes	-	1,600	1,300	2,400
NET LOSS	$(6,946,300)	$(1,393,800)	$(7,043,900)	$(3,253,000)

NET LOSS PER SHARE:
Basic	$(0.12)	$(0.03)	$(0.13)	$(0.07)
Diluted	$(0.12)	$(0.03)	$(0.13)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	56,023,921	54,512,337	56,023,921	48,530,317
Diluted	56,023,921	54,512,337	56,023,921	48,530,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	September 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$841,300	$62,000
Accounts receivable (net of allowance for doubtful accounts of $19,400 (unaudited) as of March 31, 2011 and $10,400 as of September 30, 2010)	69,500	48,900
Prepaid and other	99,300	84,900
Total current assets	1,010,100	195,800

Furniture and Fittings	37,100	23,000
Other Assets	18,700	18,700

TOTAL ASSETS	$1,065,900	$237,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable (including amounts due to related parties of $87,700 (unaudited) as of March 31, 2011 and $60,800 as of September 30, 2010)	$1,138,000	$1,383,700
Accrued liabilities	513,700	380,700
Other payable – related party	-	100,000
Deferred compensation (including $124,300 (unaudited) and $81,200 to related parties as of March 31, 2011 and September 30, 2010 respectively)	253,700	263,600
Accrued patient costs	135,000	135,000
Accrued consulting fees	111,400	86,600
Accrued interest	143,400	-
Derivative liability	7,577,400	2,061,900
Secured convertible promissory notes – related party (net of discounts $1,667,700 and $1,023,900 as of March 31, 2011 and September 30, 2010, respectively)	1,356,300	-
Unsecured convertible promissory notes – related party (net of discounts $1,179,200 and $0 as of March 31, 2011 and September 30, 2010, respectively)	220,800	-
Current portion of long-term debt	5,800	26,900
Total current liabilities	11,455,500	4,438,400

LONG –TERM LIABILITIES	-	-
Capital leases	13,300	3,400
Total long term liabilities	13,300	3,400
TOTAL LIABILITIES	11,468,800	4,441,800
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized, 750,000,000 shares, issued and, 56,023,921 and 41,781,129 shares outstanding as of March 31, 2011 and September 30, 2010 respectively	56,000	56,000
Additional paid-in capital	29,954,900	29,109,600
Accumulated deficit	(40,413,800)	(33,369,900)
Total stockholders’ equity	(10,402,900)	(4,204,300)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,065,900	$237,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,043,900)	$(3,253,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	6,000	5,300
Amortization of discount on bridge notes issued	1,577,100	-
Stock-based compensation	845,300	420,400
Issuance of warrants for financing services	126,000	-
Loss on derivative liability valuation	(254,200)	-
Non-cash interest expense	2,513,100	-
Doubtful debt write-off	-	5,800
Changes in operating assets and liabilities:
Accounts receivable	(20,600)	(13,300)
Prepaids and other current assets	(14,400)	(31,200)
Accounts payable	(245,700)	(330,000)
Accrued liabilities	157,800	69,700
Deferred compensation	(9,900)	8,600
Accrued patient costs	-	(112,400)
Security deposits on leases	-	(14,600)
Net cash used in operating activities	(2,363,400)	(3,244,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of office furniture	(20,100)	(8,900)
Net cash used in investing activities	(20,100)	(8,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note	(24,700)	(46,100)
Repayment of lease	(2,400)	(1,000)
New Equipment lease	15,900	-
Net proceeds from bridge notes - secured	1,840,000	-
Net proceeds from bridge notes - unsecured	1,334,000	-
Proceeds from sale of common stock, net of offering costs	-	2,995,400
Net cash provided by financing activities	3,162,800	2,948,300

Net increase (decrease) in cash	779,300	(305,300)
Cash, beginning of period	62,000	988,100
Cash, end of period	$841,300	$682,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,100	$1,700
Income taxes	$1,300	$2,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended March 31, 2011	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2010 (Audited)	56,023,921	$56,000	$29,109,600	$(33,369,900)	$(4,204,300)
Stock- based compensation	-	-	845,300	-	845,300
Net loss for the six months ended March 31, 2011	-	-	-	(7,043,900)	(7,043,900)
Balance at March 31, 2011	56,023,921	$56,000	$29,954,900	$(40,413,800)	$(10,402,900)

For the six months ended March 31, 2010	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2009 (Audited)	41,781,129	$41,800	$24,044,000	$(25,195,900)	$(1,110,100)
Stock- based compensation	-	-	420,400	-	420,400
Issuance of stock in connection with the Maxim PIPE net of offering costs of $540,600	11,786,666	11,800	2,983,600	-	2,995,400
Warrants issued in association with the Maxim PIPE	-	-	7,615,100	-	7,615,100
Offering cost pertaining to the Maxim PIPE	-	-	(7,615,100)	-	(7,615,100)
Value of warrants surrendered for cashless exercise	-	-	(415,800)	-	(415,800)
Stock issued for cashless exercise	2,456,126	2,400	413,400	-	415,800
Net loss for the six months ended March 31, 2010	-	-	-	(3,253,000)	(3,253,000)
Balance at March 31, 2010	56,023,921	$56,000	$27,445,600	$(28,448,900)	$947,300

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

The Company is a web-based neuroinformatic company that utilizes a patented system that provides data to psychiatrists and other physicians/prescribers to enable them to make a more informed decision when treating a specific patient with mental, behavioral and/or addictive disorders.  The Company’s operating platform is called PEER Online. From this platform PEER Outcome Reports or PEER Reports (formerly known as rEEG Reports) are generated.  PEER is an acronym which stands for the “Psychiatric Electroencephalography Evaluation Registry”.   The Company also intends to use PEER Online to identify, develop and commercialize new indications of approved drugs and drug candidates for this patient population.

In addition, as a result of its acquisition of Neuro-Therapy Clinic, Inc. (“NTC”) on January 15, 2008, the Company provides behavioral healthcare services.  NTC is a center for highly-advanced testing and treatment of neuropsychiatric problems, including learning, attentional and behavioral challenges, mild head injuries, as well as depression, anxiety, bipolar and all other common psychiatric disorders. Through this acquisition, the Company expects to advance neurophysiology data collection, beta-test planned technological advances in PEER Online, advance physician training in PEER Reports and investigate practice development strategies associated with PEER Reports.

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

Basis of Consolidation

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries CNS California and NTC.  Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2011 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The September 30, 2010 balance sheet was derived from our audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended September 30, 2010 which are included in our current report on Form 10-K, filed with the Securities and Exchange Commission on December 21, 2010.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and revenues and expenses in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, recoverability of long-lived assets and goodwill, stock-based compensation, the allowance for doubtful accounts, the valuation of equity instruments, use and other taxes.  In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments, except as otherwise indicated) necessary for fair presentation for the periods presented as required by Regulation S-X.  Actual results could differ from those estimates.

The results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2011.

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

On September 26, 2010, the Company’s board of directors approved a term sheet to modify the terms of six convertible notes outstanding at that date in order to induce additional investment in the form of convertible debt. The original convertible notes were due in December 2010 with accrued interest at 9%, convertible into common shares at $0.50 per share and had warrants exercisable at strike price between $0.50 and $0.56. The Company modified the terms of these notes to be due 12 months from the modification date with accrued interest at 9%, convertible into common shares at $0.30 per share, 50% warrant coverage exercisable at $0.30 per share and increased the principal for accrued interest through the modification date. Both the convertible note and warrants contained ratchet provisions, which under ASC 815 required bifurcation of the conversion feature and warrants for derivative liability treatment. As of September 30, 2010 the derivative liability was $2,061,900, which was comprised of the warrant liability of $889,100 and the debt conversion option liability of $1,172,800.  During the six months ended March 31, 2011, an additional $3,400,000 of convertible promissory notes were sold and an associated 5,666,658 warrants were issued along with 349,998 warrants issued to the placement agent.

Furthermore, all derivative liabilities were revalued as of March 31, 2011 in accordance with ASC 815.  As of March 31, 2011 the derivative liability was $7,577,400, which was comprised of a warrant liability of $3,452,400 and a debt conversion option liability of $4,125,000.

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

The Company’s warrant liability is carried at fair value totaling $3,452,400, $1,029,500, and $889,100 as of March 31, 2011, December 31, 2010, and September 30, 2010 respectively.  The Company’s conversion option liability is carried at fair value totaling $4,125,000, $858,800 and $1,172,800 as of March 31, 2011, December 31, 2010, and September 30, 2010 respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

March 31, 2011
Annual dividend yield	-
Expected life (years)	1.0-3.5
Risk-free interest rate	2.02%
Expected volatility	141%-277%

	Carrying Value	Fair Value Measurements at
	As of	March 31, 2011
	March 31	Using Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3
Liabilities:
Fair value of warrant liability	$3,452,400	$-	$3,452,400	$-
Secured convertible promissory note	1,356,300	-	3,024,000	-
Unsecured convertible promissory note	220,800	-	1,400,000	-
Fair value of conversion option liability	4,125,000	-	4,125,000	-
Total	$9,154,500	$-	$12,001,400	$-

For the three months ending December 31, 2010 the Company recognized a gain of $4,217,500 on the change in fair value of accrued derivative liabilities.  For the three months ending March 31, 2011 the Company recognized a loss of $(3,963,400) on the change in fair value of accrued derivative liabilities.  Consequently, for the six months ending March 31, 2011 the Company recognized a net gain of $254,200 on the change in fair value of accrued derivative liabilities.  The Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

2010 & 2011 Private Placement Transactions

During 2010 and 2011 we entered into a series of Bridge Note and Warrant Purchase Agreements as described in detail below.  On September 26, 2010, the Company’s Board approved an approximate aggregate offering amount of $3 million in “October Notes” by January 31, 2011, including for the exchange of Bridge Notes and Deerwood Notes (both as defined below) and interest on those notes.  The fund raising efforts were successful and new notes in the aggregate principal amount of $3,023,938 and warrants to purchase 5,039,889 shares of common stock were issued by November 12, 2010.

  On November 23, 2010 the Company’s Board approved an approximate aggregate offering amount of $5 million in promissory notes (the “January Notes”) by July 31, 2011.  From January 20, 2011 through to March 3, 2011, the Company issued subordinated convertible January Notes in an aggregate principal amount of $1,400,000 and warrants to purchase 2,333,329 shares of common stock to ten accredited investors.

The securities issued under the 2010 and 2011 Bridge Note and Warrant Purchase Agreements are summarized in the following table and notes:

		As of March 31, 2011
Note Type and Investor	Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date

Secured 9% Bridge Notes Convertible at $0.30 (11)

John Pappajohn(1)	10/1/2011	$761,700.00	$(380,800.00)	$380,900.00	1,269,477	9/30/2017
Deerwood Partners, LLC(2)	11/3/2011	256,100.00	(160,000.00)	96,100.00	256,124	11/2/2017
Deerwood Holdings, LLC(2)	11/3/2011	256,200.00	(160,100.00)	96,100.00	256,124	11/2/2017
SAIL Venture Partners, LP(3)	11/3/2011	-	-	-	341,498	11/2/2017
SAIL Venture Partners, LP(3)	10/1/2011	250,000.00	(125,000.00)	125,000.00	416,666	9/30/2017
Fatos Mucha(10)	10/12/2011	100,000.00	(50,000.00)	50,000.00	166,666	10/11/2017
Andy Sassine(4)	10/11/2011	500,000.00	(250,000.00)	250,000.00	833,333	10/10/2017
JD Advisors(10)	10/21/2011	150,000.00	(81,300.00)	68,700.00	249,999	10/20/2017
Queen Street Partners(10)	10/28/2011	100,000.00	(54,200.00)	45,800.00	166,666	10/27/2017
BGN Acquisitions(2)	11/3/2011	250,000.00	(156,300.00)	93,700.00	416,666	11/2/2017
Highland Long/Short Fund Healthcare Fund(5)	11/11/2011	400,000.00	(250,000.00)	150,000.00	666,666	11/9/2017
Monarch Capital: Placement Agent Warrants(6)		-	-	-	33,333	10/11/2015
Monarch Capital: Placement Agent Warrants(6)		-	-	-	133,333	11/11/2015
Total Secured Convertible Promissory Notes	10/1/11 - 11/11/11	$3,024,000.00	$(1,667,700.00)	$1,356,300.00	5,206,551	2015 - 2017

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unsecured 9% Bridge Notes Convertible at $0.30 (12)

Meyer Proler MD(7)	1/20/2012	$50,000.00	$(37,500.00)	$12,500.00	83,333	1/19/2018
William F. Grieco(10)	2/3/2012	100,000.00	(83,300.00)	16,700.00	166,666	2/2/2018
Edward L. Scanlon(10	2/7/2012	200,000.00	(166,700.00)	33,300.00	333,333	2/6/2018
Robert Frommer Family Trust(8)	2/15/2012	50,000.00	(41,700.00)	8,300.00	83,333	2/14/2018
Paul Buck(9)	2/15/2012	50,000.00	(41,700.00)	8,300.00	83,333	2/14/2018
Andy Sassine(4)	2/23/2012	200,000.00	(166,700.00)	33,300.00	333,333	2/22/2018
SAIL Venture Partners, LP(3)	2/28/2012	187,500.00	(156,200.00)	31,300.00	312,500	2/26/2018
SAIL 2010 Co-Investment Partners, LP(3)	2/28/2012	62,500.00	(52,100.00)	10,400.00	104,166	2/26/2018
Highland Long/Short Healthcare Fund(5)	2/28/2012	400,000.00	(333,300.00)	66,700.00	666,666	2/26/2018
Monarch Capital: Placement Agent Warrants(6)	2/28/2012	-	-	-	183,332	2/27/2016
Rajiv Kaul	3/3/2012	100,000.00	(100,000.00)	-	166,666	3/2/2018
Total Unsecured Convertible Promissory Notes	1/20/12 - 3/2/12	$1,400,000.00	$(1,179,200.00)	$220,800.00	2,516,661	2016 - 2018

Totals		$4,424,000.00	$(2,846,900.00)	$1,577,100.00	7,723,212

(1)
Mr. John Pappajohn is a Director of the Company.  On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase two secured promissory notes (each, a “Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010.  On June 3, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the first Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned us $250,000 in exchange for the second Bridge Note.  In connection with his purchase of the second Bridge Note, Mr. Pappajohn received a warrant to purchase up to 250,000 shares of our common stock.  The exercise price of the warrant (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) was $0.50 per share.  Pursuant to a separate agreement that we entered into with Mr. Pappajohn on July 25, 2010, we granted him a right to convert his Bridge Notes into shares of our common stock at a conversion price of $0.50.  The conversion price was subject to customary anti-dilution adjustments, but would never be less than $0.30. Each Bridge Note accrued interest at a rate of 9% per annum.

On October 1, 2010, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with John Pappajohn, pursuant to which we issued to Mr Pappajohn secured convertible promissory notes (the “October Notes”) in the aggregate principal amount of $761,700 and warrants to purchase up to 1,269,477 shares of common stock. The Company received $250,000 in gross proceeds from the issuance of October Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 416,666 shares.  We also issued October Notes in the aggregate principal amount of $511,700, and related warrants to purchase up to 852,812 shares, to Mr. Pappajohn in exchange for the cancellation of the two Bridge Notes originally issued to him on June 3, 2010 and July 25, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and a warrant to purchase up to 250,000 shares originally issued to him on July 25, 2010. The transaction closed on October 1, 2010.

(2)	Dr. George Kallins is a Director of the Company and together with his wife controls Deerwood Partners, LLC and Deerwood Holding, LLC. He is also the General Partner of BGN Acquisitions Ltd. LP.

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

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SAIL Venture Partners L.P. (“SAIL”), of which our director David Jones is a senior partner, issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under each Deerwood Note.  The obligations under each guaranty were independent of our obligations under the Deerwood Notes and separate actions could be brought against the guarantor.  We entered into an oral agreement to indemnify SAIL and grant to SAIL a security interest in our assets in connection with the guaranties. In addition, on August 20, 2010, we granted SAIL warrants to purchase up to an aggregate of 100,000 shares of common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) of $0.56 per share.

Each Deerwood Note accrued interest at a rate of 9% per annum and was convertible into shares of our common stock at a conversion price of $0.50.  The conversion price was subject to customary anti-dilution adjustments, but would never be less than $0.30.

On November 3, 2010, Deerwood Partners LLC, Deerwood Holdings LLC and BGN Acquisition Ltd. LP, executed the October Purchase Agreement.  In connection therewith, we issued October Notes in the aggregate principal amount of $762,300 and warrants to purchase up to 1,270,414 shares of common stock, as follows:  (a) We received $250,000 in gross proceeds from the issuance to BGN Acquisition Ltd., LP, of October Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 416,666 shares.  (b)  We also issued October Notes in the aggregate principal amount of $512,300, and related warrants to purchase up to 512,250 shares, to Deerwood Holdings LLC and Deerwood Partners LLC, two entities controlled by Mr. Kallins, in exchange for the cancellation of the Deerwood Notes originally issued on July 5, 2010 and August 20, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and warrants to purchase an aggregate of up to 150,000 shares originally issued on August 20, 2010.  The related guaranties and oral indemnification and security agreement that had been entered into in connection with the Deerwood Notes were likewise terminated.   SAIL, of which our director David Jones is a senior partner, issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under the October Notes issued to such investors.  The obligations under each guaranty are independent of our obligations under the October Notes and separate actions may be brought against the guarantor.  In connection with its serving as guarantor, we granted SAIL warrants to purchase up to an aggregate of 341,498 shares of common stock.  The warrants to purchase 100,000 shares of common stock previously granted to SAIL on August 20, 2010 were canceled.

(3)	Mr. Dave Jones is a Director of the Company and is a senior partner of SAIL Venture Partners, LP, of which SAIL 2010 Co-Investment Partners, L.P. is an affiliate.

(4)	Mr. Andy Sassine is an accredited investor and has become a beneficial owner of more than 5% of our outstanding common stock.

(5)	Highland Long/Short Healthcare Fund, whose Portfolio Manager is Michael Gregory, has become a beneficial owner of more than 5% of our outstanding common stock.

(6)
Monarch Capital Group LLC (“Monarch”) acted as non-exclusive placement agent with respect to the October 12, 2010 placement of October Notes in the aggregate principal amount of $100,000 and related warrants, pursuant to an engagement agreement, dated September 30, 2010, between us and Monarch. Under the engagement agreement, in return for its services as non-exclusive placement agent, Monarch was entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of October Notes to investors introduced to the Company by Monarch; (b) a cash expense allowance equal to 2% of the gross proceeds raised from the sale of October Notes to such investors; and (c) five-year warrants (the “Placement Agent Warrants”) to purchase common stock of the Company equal to 10% of the shares issuable upon conversion of October Notes issued to such investors.  In connection with the October 12, 2010 closing, Monarch received a cash fee of $10,000 and a cash expense allowance of $2,000 and, on October 25, 2010, received Placement Agent Warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $0.33 per share. In connection with the November 11, 2010 closing, Monarch received a cash fee of $40,000 and a cash expense allowance of $8,000 and, on December 22, 2010, was issued Placement Agent Warrants to purchase 133,333 shares of the Company's common stock at an exercise price of $0.33 per share.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Monarch has also acted as non-exclusive placement agent with respect to the placement of dated January Notes in the aggregate principal amount of $550,000 and related warrants, pursuant to an engagement agreement, dated January 19, 2011 which has the same terms as the abovementioned September 30, 2011 agreement between us and Monarch. The terms of the 2011 Placement Agent Warrants, except for the exercise price and period, are identical to the terms of the warrants related to the January Notes. In connection with acting as nonexclusive placement agent with respect to January Notes in the aggregate principal amount of $550,000 and related warrants, Monarch received aggregate cash fees of $55,000 and an aggregate cash expense allowance of $11,000: and 2011 Placement Agent Warrants to purchase an aggregate of up to 183,332 shares of the Company’s common stock at an exercise price of $0.33 per share.

(7)	Dr. Meyer Proler is an accredited investor who provides medical consulting services to the Company.

(8)	The Robert Frommer Family Trust is an accredited investor, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter.

(9)	Mr. Paul Buck is the Chief Financial Officer of the Company.

(10)	All these investors are accredited.

(11)
The Note and Warrant Purchase Agreement (the ”October Agreement”) provides for the issuance and sale of October Notes, for cash or in exchange for outstanding convertible notes, in the aggregate principal amount of up to $3,000,000 plus an amount corresponding to accrued and unpaid interest on any exchanged notes, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the October Notes.  The agreement provides for multiple closings, but mandates that no closings may occur after January 31, 2011.  The Purchase Agreement also provides that the Company and the holders of the October Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the October Notes and the related warrants.

The October Notes mature one year from the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, and are convertible into shares of common stock of the Company at a conversion price of $0.30. The conversion price is subject to adjustment upon (i) the subdivision or combination of, or stock dividends paid on, the common stock; (ii) the issuance of cash dividends and distributions on the common stock; (iii) the distribution of other capital stock, indebtedness or other non-cash assets; and (iv) the completion of a financing at a price below the conversion price then in effect.  The October Notes are furthermore convertible, at the option of the holder, into securities to be issued in subsequent financings at the lower of the then-applicable conversion price or price per share payable by purchasers of such securities.  The October Notes can be declared due and payable upon an event of default, defined in the October Notes to occur, among other things, if the Company fails to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if the Company fails to perform any covenant or agreement as required by the October Note.

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

(12)
The 2011 Note and Warrant Purchase Agreement (the “January Agreement”) provides for the issuance and sale of January Notes in the aggregate principal amount of up to $5,000,000, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the January Notes, in one or multiple closings to occur no later than July 31, 2011. The 2011 Purchase Agreement also provides that the Company and the holders of the January Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the January Notes and the related warrants.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The terms of the January Notes are identical to the terms of the October Notes, except that (i) the January Notes are not secured by any of the Company’s assets, (ii) the January Notes are subordinated in all respects to the Company’s obligations under the October Notes and the related guaranties issued to certain investors by SAIL and (iii) the Company is not subject to a restrictive covenant to the use of proceeds from the sale of the January Notes only for current operations.  The terms of the new warrants are identical to the terms of the warrants issued in connection with the October Notes.

As of March 31, 2011 outstanding secured convertible promissory notes were $3,024,000 (including $24,000 corresponding to accrued and unpaid interest on the exchanged notes) and derivative liability was $1,667,700.  During the three month and six month periods ended March 31, 2011 the Company amortized $756,000 and $1,356,300 of the debt discount respectively.

As of March 31, 2011 outstanding unsecured convertible promissory notes were $1,400,000 and derivative liability was $1,179,200. During the three month and six month periods ended March 31, 2011 the Company amortized $220,800 and $220,800 of the debt discount respectively.

The combined outstanding secured & unsecured convertible promissory notes as of March 31, 2011 were $4,424,000 and derivative liabilities were $2,846,800. During the three month and six months periods ended March 31, 2011 the Company amortized $978,800 and $1,577,100 of the debt discount respectively.

4.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of March 31, 2011 the Company is authorized to issue 750,000,000 shares of common stock.

As of March 31, 2011, CNS California is authorized to issue 100,000,000 shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of March 31, 2011, Colorado CNS Response, Inc. is authorized to issue 1,000,000 shares of common stock.

As of March 31, 2011, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue 10,000 shares of common stock, no par value per share.

On April 25, 2010 we issued 93,679 shares of common stock as payment in lieu of cash for an aggregate amount of $44,029 owed to two vendors who had provided consulting services to the Company.  These shares were issued to these vendors, who were also accredited investors, at $0.47 per share. This was based on the quoted closing price of the Company’s stock on March 11, 2011, which was the date that our Board approved this stock issuance.

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

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 11, 2011, the Board of Directors also approved an additional grant of 475,000 options to staff members of the Company.  The options will vest equally over a 48 month period.  The effective grant date for these accredited investors was March 11, 2011 and the exercise price of $0.47 per share was based on the quoted closing share price of the Company’s stock on March 11, 2011.

As of March 31, 2011, 2,124,740 options were exercised and there were 15,725,121 options and 183,937 restricted shares outstanding under the amended 2006 Plan leaving 1,966,202 shares available for issuance of future awards.

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the periods ended March 31, 2011 and 2010 is as follows:

	For the three months ended March 31,
	2011	2010
Cost of Neurometric Services revenues	$2,600	$4,900
Research and development	86,100	78,800
Sales and marketing	44,400	35,600
General and administrative	278,000	117,400
Total	$411,100	$236,700

	For the six months ended March 31,
	2011	2010
Cost of Neurometric Services revenues	$5,100	$8,900
Research and development	175,400	143,700
Sales and marketing	111,300	65,200
General and administrative	553,500	202,600
Total	$845,300	$420,400

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2010	15,670,973		$0.62

Granted	-		$-
Exercised	-		$-
Forfeited	(420,852)		$0.69
Outstanding at December 31, 2010	15,250,121		$0.62

Granted	475,000		$0.47
Exercised		$
Forfeited		$

Outstanding at March 31, 2011	15,725,121		$0.62

Following is a summary of the status of options outstanding at March 31, 2011:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.12	859,270	10 years	$0.12
$0.132	987,805	7 years	$0.132
$0.30	135,700	10 years	$0.30
$0.59	28,588	10 years	$0.59
$0.80	140,000	10 years	$0.80
$0.89	968,875	10 years	$0.89
$0.96	352,974	10 years	$0.96
$1.09	2,513,549	10 years	$1.09
$1.20	243,253	5 years	$1.20
$0.40	856,000	10 years	$0.40
$0.47	475,000	10 years	$0.47
$0.51	41,187	10 years	$0.51
$0.55	8,122,920	10 years	$0.55
Total	15,725,121		$0.62

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

256,125 shares	$0.30	These warrants were issued to Deerwood Partners, LLC which is controlled by Dr. George Kallins, a Director of the Company, pursuant to the October 1, 2010 Note and Warrant Purchase agreement described in note 3; whereby two outstanding convertible notes of $125,000 each, issued on July 5 and August 20, 2010 respectively, and 75,000 outstanding warrants issued on August 20, 2010, with an exercise price of $0.56 were cancelled and exchanged on November 3, 2010 for two new notes of $125,000 each plus unpaid interest and warrants to purchase 256,125 shares of common stock.

256,125 shares	$0.30	These warrants were issued to Deerwood Holdings, LLC which is controlled by Dr. George Kallins, a Director of the Company, pursuant to the October 1, 2010 Note and Warrant Purchase agreement described in note 3; whereby two outstanding convertible notes of $125,000 each, issued on July 5 and August 20, 2010 respectively, and 75,000 outstanding warrants issued on August 20, 2010, with an exercise price of $0.56 were cancelled and exchanged on November 3, 2010 for two new notes of $125,000 each plus unpaid interest and warrants to purchase 256,125 shares of common stock.

341,498 shares	$0.30	These warrants were issued to SAIL, of which Mr. David Jones, a Director of the Company, is a senior partner. SAIL had undertaken to guarantee the four abovementioned Deerwood notes which were issued on July 5 and August 20, 2010. For this guarantee SAIL was issued 100,000 warrants on August 20, 2010 with an exercise price of $0.56. Upon the cancellation and exchange of the Deerwood notes on November 3, 2010, SAIL undertook to guarantee the four new Deerwood notes in exchange for the cancellation of the SAIL’s 100,000 outstanding warrants which were replaced with new warrants in the amount of 341,498.

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

166,666 shares	$0.33	These warrants were issued Monarch Capital who acted as placement agents in raising $500,000 from two investors who purchase notes pursuant to the Note and Warrant Purchase agreement described in note 3.

For the three months ended March 31, 2011, no warrants were exercised and an additional 2,516,661 warrants were issued as follows:

2,333,329 shares	$0.30
These warrants were issued to ten investors who purchased notes for $1,400,000 pursuant to the January 20, 2011 Note and Warrant Purchase agreement described in note 3.  Of the ten accredited investors in the January, seven have previous relationships with the Company as follows: 1) a January Note in the principal amount of $50,000, and a warrant to purchase 83,333 shares, were issued to the Company’s Chief Financial Officer, Paul Buck, 2) a January Note in the principal amount of $187,500, and a warrant to purchase 312,500 shares, were issued to SAIL Venture Partners, LP, of which David Jones, a director of the Company, is a senior partner, 3) a January Note in the principal amount of $62,500, and a warrant to purchase 104,166 shares, were issued to SAIL 2010 Co-Investment Partners, L.P., an entity likewise affiliated with Mr. Jones, 4) two January Notes in the principal amount of $400,000 and $200,000 respectively (for an aggregate of $600,000), and two warrants to purchase 666,666 shares and 333,333 shares, respectively (for an aggregate of 999,999 shares), were issued to two investors who had first invested in the Company in October 2010, 5) a January Note in principal amount of $50,000 and a warrant to purchase 83,333 shares were issued to a prior investor who also provides medical consulting services to the Company, and 6) a January Note in the principal amount of $50,000 and a warrant to purchase 83,333 shares, was issued to a trust, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

183,332 shares	$0.33	These warrants were issued Monarch Capital who acted as placement agents in raising $550,000 from three investors who purchase January Notes pursuant to the Note and Warrant Purchase agreement described in note 3.

At March 31, 2011, there were warrants outstanding to purchase 27,520,969 shares of the Company’s common stock.  The exercise price of the outstanding warrants range from $0.01 to $1.812 with a weighted average exercise price of $0.50.  The warrants expire at various times 2011 through 2018.

5.             RELATED PARTY TRANSACTIONS

As at March 31, 2010, accrued consulting fees included $27,000 due to a director in accordance with a 12 month consulting agreement, the first term of which ended on December 31, 2010.  The agreement was automatically renewed for an additional 12 month term effective January 1. 2011.  In December, 2010 a payment of $9,000 was made to that director in connection with the consulting agreement.

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

On October 1, 2010, the Company entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase a secured promissory note in the principal amount of $250,000. Additionally, the Company entered into a Bridge Note and Warrant Purchase Agreement with SAIL Venture Partners, LP, of which our Director, David Jones, is a senior partner, to purchase a secured promissory note in the principal amount of $250,000.  For further detail, please refer to the section 2010 Promissory Note Transactions in Note 3 above.

On November 3, 2010, the Company entered into a Bridge Note and Warrant Purchase Agreement with BGN Acquisitions Ltd. LP, of which our Director, Dr. George Kallins, is the general partner, to purchase a secured promissory note in the principal amount of $250,000. For further detail, please refer to the section 2010 Promissory Note Transactions in Note 3 above.

On November 24, 2010 the Board of Directors, excluding Mr. Pappajohn, resolved to ratify an engagement agreement with Equity Dynamics, Inc. a company owned by Mr. Pappajohn, to provide financial advisory serviced to assist the Company with the Company’s fund raising efforts.  These efforts have included advice and assistance with the preparation of Private Placement Memoranda, investor presentations, financing strategies, identification of potential and actual investors, and introductions to placement agents and investment bankers. The engagement agreement calls for a retainer fee of $10,000 per month starting February 1, 2010.  As of March 31, 2011 the Company had accrued $140,000 for the services provided by Equity Dynamics of which $90,000 has been paid, leaving $50,000 due and outstanding as at March 31, 2011.  The term of the agreement is for 12 months from its initiation and can be cancelled by either party, with or without cause, with 30 days written notice.

On February 15, 2011, pursuant to the 2011 Purchase Agreement, we issued to Mr. Paul Buck, Chief Financial Officer of the Company, an Unsecured Note in the aggregate principal amount of $50,000 and related warrants to purchase up to 83,333 shares pursuant to the 2011 Purchase Agreement. Also on this date the Company pursuant to the 2011 Purchase Agreement, issued an Unsecured Note in the aggregate principal amount of $50,000 and a warrant to purchase 83,333 shares to a trust, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2011 an Unsecured Note in the aggregate principal amount of $200,000 and a warrant to purchase 333,333 shares of common stock was issued to Mr. Andy Sassine (an accredited investor who had previously invested in us and as a result of this purchase became a beneficial owner of more than 5% of our outstanding common stock).

On February 28, 2011, pursuant to the 2011 Purchase Agreement, we issued to SAIL Venture Partners, LP Unsecured Notes in the aggregate principal amount of $187,500 and warrants to purchase up to 312,500 shares of common stock pursuant to the 2011 Purchase Agreement.  Additionally, we issued to SAIL 2010 Co-Investment Partners, L.P., an affiliate of SAIL Venture Partners, LP Unsecured Notes in the aggregate principal amount of $62,500 and warrants to purchase up to 104,166 shares of common stock.  We received $187,500 from SAIL Venture Partners, LP and $62,500 from SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $250,000 in gross proceeds.  Our Director, David Jones, is a senior partner of SAIL Venture Partners, LP.  Also on February 28, 2011, pursuant to the 2011 Purchase Agreement, we issued an Unsecured Note in the aggregate principal amount of $400,000, and a warrant to purchase 666,666 shares of common stock to Highland Long/Short Healthcare Fund (which had previously invested in us and as a result of this purchase became a beneficial owner of more than 5% of our outstanding common stock).

The terms of the 2011 Purchase Agreement, Unsecured Notes and related warrants are described above in the section January 2011 Notes and Warrants in Note 3.

6.             REPORTABLE SEGMENTS

The Company operates in two business segments:  referenced neurometric information services and clinical services.  Neurometric Information Services (formerly called Laboratory Information Services), provides data to psychiatrists and other physicians/prescribers to enable them to make a more informed decision when treating a specific patient with mental, behavioral and/or addictive disorders provides reports (“PEER Reports”).  Clinic operates NTC, a full service psychiatric practice.

The following tables show operating results for the Company’s reportable segments, along with reconciliation from segment gross profit to (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:

The following table includes selected segment financial information as of March 31, 2011 related to total assets:

	Three Months ended March 31, 2011
	Neurometric Information Services	Clinic	Eliminations	Total
Revenues	$38,400	$162,600	$(9,200)	$191,800

Operating expenses:
Cost of revenues	36,500	9,200	(9,200)	36,500
Research and development	235,700	-	-	235,700
Sales and marketing	321,400	26,100		347,500
General and administrative	764,500	314,700	-	1,079,200
Total operating expenses	$1,358,100	$350,000	$(9,200)	$1,698,900

Income (Loss) from operations	$(1,319,700)	$(187,400)	$0	$(1,507,100)

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months ended March 31, 2010
	Neurometric Information Services	Clinic	Eliminations	Total
Revenues	$40,400	$143,900	$(6,000)	$178,300

Operating expenses:
Cost of revenues	39,400	6,000	(6,000)	39,400
Research and development	318,700	-	-	318,700
Sales and marketing	201,900	600	-	202,500
General and administrative	818,800	191,000	-	1,009,800
Total operating expenses	$1,378,800	$197,600	$(6,000)	$1,570,400

Income (Loss) from operations	$(1,338,400)	$53,700	$-	$(1,392,100)

	Six Months ended March 31, 2011
	Neurometric Information Services	Clinic	Eliminations	Total
Revenues	$72,800	$283,200	$(16,400)	$339,600

Operating expenses:
Cost of revenues	72,500	16,400	(16,400)	72,500
Research and development	591,100	-	-	591,100
Sales and marketing	565,100	29,200	-	594,300
General and administrative	1,597,500	535,600	-	2,133,100
Total operating expenses	$2,826,200	$581,200	$(16,400)	$3,391,000

Income (Loss) from operations	$(2,753,400)	$(298,000)	$-	$(3,051,400)

	Six Months ended March 31, 2010
	Neurometric Information Services	Clinic	Eliminations	Total
Revenues	$66,800	$298,300	$(43,300)	$321,800

Operating expenses:
Cost of revenues	69,100	10,000	(10,000)	69,100
Research and development	541,300	-	-	541,300
Sales and marketing	400,300	2,500	-	402,800
General and administrative	2,251,300	339,500	(33,300)	2,557,500
Total operating expenses	$3,192,900	$352,000	$(33,300)	$3,570,700

Income (Loss) from operations	$(3,195,200)	$(53,700)	$-	$(3,248,900)

The following table includes selected segment financial information as of March 31, 2011, related to goodwill and total assets:

	Neurometric Information Services	Clinic	Total
Goodwill	$-	$-	$-

Total assets	$1,024,700	$41,200	$1,065,900

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	EARNINGS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three months ended March 31, 2011 and 2010, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months ended March 31, 2011 and 2010 is as follows:

	For the Three Months ended March 31,
	2011	2010
Net loss for computation of basic net loss per share	$(6,946,300)	$(1,393,800)
Net loss for computation of dilutive net loss per share	$(6,946,300)	$(1,393,800)

Basic net loss per share	$(0.12)	$(0.03)

Diluted net loss per share	$(0.12)	$(0.03)

Basic weighted average shares outstanding	56,023,921	54,512,337
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	56,023,921	54,512,337

	For the Six Months ended March 31,
	2011	2010
Net loss for computation of basic net loss per share	$(7,043,900)	$(3,253,000)
Net loss for computation of dilutive net loss per share	$(7,043,900)	$(3,253,000)

Basic net loss per share	$(0.13)	$(0.07)

Diluted net loss per share	$(0.13)	$(0.07)

Basic weighted average shares outstanding	56,023,921	48,530,317
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	56,023,921	48,530,317

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:

	For the Three Months ended March 31,
	2011	2010
Convertible debt	12,082,796	-
Warrants	26,141,511	21,326,499
Options	15,352,272	7,870,973

	For the Six Months ended March 31,
	2011	2010
Convertible debt	10,424,991	-
Warrants	25,232,079	18,707,898
Options	15,451,963	7,236,708

8.	COMMITMENTS AND CONTINGENT LIABILITIES

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

On April 11, 2011, Mr. Brandt and his family business partnership Brandt Ventures, GP filed an action in the Superior Court for the State of California, Orange County against CNS Response, Inc., one of its stockholders and a member of the board of directors, alleging breach of a promissory note agreement entered into by Brandt Ventures, GP and the Company and alleging that Mr. Brandt was wrongfully terminated as CEO in April, 2009 for which he is seeking approximately $170,000 of severance. The plaintiffs seek rescission of a $250,000 loan made by Brandt Ventures, GP to the Company which was converted into common stock in accordance with its terms, restitution of the loan amount, and compensatory and punitive damages for Mr. Brandt's termination. The Company has not been served with a summons and complaint in the action. CNS Response, Inc. believes the complaint to be devoid of any merit and will aggressively defend the action if the plaintiffs decide to proceed with it.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  The Company does not know whether Mr. Brandt will institute additional claims against the Company and the defense of any such claims could involve the expenditure of additional resources by the Company.

Lease Commitments

The Company leased its headquarters and Neurometric Information Services space under an operating lease which terminated on November 30, 2009. The Company continued to lease the space on a month-to-month basis through January 22, 2010 at which time the Company moved to its new premises.

On December 30, 2009 the Company entered a three year lease, commencing February 1, 2010 and terminating on January 30, 2013 for its new Headquarters and Neurometric Information Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  The 2,023 square foot facility has an average cost for the lease term of $3,600 per month.  The remaining lease obligation totals $89,300: being $23,700, $49,000 and $16,600 for fiscal years 2011, 2012 and 2013 respectively.

The Company leases space for its Clinical Services operations under an operating lease.  The original lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility has an average cost for the lease term of $5,100 per month. The remaining lease obligation totals $130,900: being $26,800, $65,400 and $38,700 for fiscal years 2011, 2012 and 2013 respectively.

The Company also sub-leased space for its Clinical Services operations on a month-to-month basis for $1,000 per month up until March 2010 when it terminated this sub-lease and gave up the space.

            The Company incurred rent expense of $27,000 and $34,300 for the three months ended March 31, 2011 and 2010 respectively and $53,200 and $71,900 for the six months ended March 31, 2011 and 2010 respectively.

On November 8, 2010 we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months ending October 2014 and the monthly payment is $412. As of March 31, 2011 the remaining lease obligation is $17,200: being $2,500, $4,900, $4,900 and $4,900 for fiscal years 2011, 2012, 2013 and 2014 respectively.

9.	SUBSEQUENT EVENTS

2011 Private Placement Transactions

Events subsequent to March 31, 2011 have been evaluated through to the date that these financial statements were issued, to determine whether any events should be disclosed to keep the financial statements from being misleading.  The following events occurred since March 31, 2011.

On April 5, 2011, the Company issued Unsecured Notes in the aggregate principal amount of $50,000 and related warrants to purchase 83,333 shares of common stock pursuant to the 2011 Purchase Agreement to an accredited investor who had previously invested in the Company.  Monarch acted as placement agent in this transaction.

On April 15, 2011, the Company issued additional Unsecured Notes in the aggregate principal amount of $500,000 and related warrants to purchase 833,332 shares of common stock pursuant to the 2011 Purchase Agreement to SAIL Venture Partners, L.P. and one of its affiliates, SAIL 2010 Co-Investment Partners, L.P. ($250,000 in Unsecured Notes and 416,666 in related warrants to each entity).  The Company’s director David Jones is a senior partner of SAIL Venture Partners, L.P.

On April 22, 2011, the Company issued Unsecured Notes and related warrants pursuant to the 2011 Purchase Agreement. The Unsecured Notes in the aggregate principal amount of $150,000 and related warrants to purchase 250,000 shares of common stock were issued to a eleventh accredited investor previously unrelated to us and the Company received aggregate net proceeds of $150,000.  Antaeus Capital acted as placement agent on this transaction.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 25, 2011, the Company issued additional Unsecured Notes in the aggregate principal amount of $250,000 and related warrants to purchase 416,666 shares of common stock pursuant to the 2011 Purchase Agreement to SAIL Venture Partners, L.P. and one of its affiliates, SAIL 2010 Co-Investment Partners, L.P. ($125,000 in Unsecured Notes and 208,333 in related warrants to each).  The Company’s director David Jones is a senior partner of SAIL Venture Partners, L.P.

            Also on April 25, 2011 the Company issued an Unsecured Note in the principal amount of $150,000 and a warrant to purchase 250,000 shares to Cummings Bay Healthcare Fund, LP, the portfolio manager of which also serves as the portfolio manager of the Highland Long/Short Healthcare Fund, a beneficial owner of more than 5% of our common stock outstanding. As a result of serving as the portfolio manager for both funds, Michael Gregory is deemed to beneficially own the Company’s securities held by both Highland Long/Short Healthcare Fund and Cummings Bay Healthcare Fund, LP. The Company received aggregate net proceeds of $150,000.  Monarch acted as placement agent on this transaction.

The 2011 Purchase Agreement provides for the issuance and sale of Unsecured Notes in the aggregate principal amount of up to $5,000,000, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the Unsecured Notes, in one or multiple closings to occur no later than July 31, 2011. The 2011 Purchase Agreement also provides that the Company and the holders of the Unsecured Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the Unsecured Notes and the related warrants.

The terms of the Unsecured Notes are identical to the terms of the October Notes, except that (i) the Unsecured Notes are not secured by any of the Company’s assets, (ii) the Unsecured Notes are subordinated in all respects to the Company’s obligations under the October Notes and the related guaranties issued to certain investors by SAIL and (iii) the Company is not subject to a restrictive covenant to the use of proceeds from the sale of the Unsecured Notes only for current operations.  The terms of the new warrants are identical to the terms of the warrants issued in connection with the October Notes.

Monarch has acted as non-exclusive placement agent with respect to the placement of certain of the abovementioned Unsecured Notes in the aggregate principal amount of $200,000 and related warrants, pursuant to an engagement agreement, dated January 19, 2011, between us and Monarch. Under the engagement agreement, in return for its services as non-exclusive placement agent, Monarch is entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of Unsecured Notes to investors introduced to us by Monarch; (b) a cash expense allowance equal to 2% of the gross proceeds raised from the sale of Unsecured Notes to such investors; and (c) five-year warrants (the “2011 Placement Agent Warrants”) to purchase the Company’s common stock equal to 10% of the gross amount of securities sold to such investors. The 2011 Placement Agent Warrants have an exercise price equal to 110% of the conversion price of the Unsecured Notes and an exercise period of five years. The terms of the 2011 Placement Agent Warrants, except for the exercise price and period, are identical to the terms of the warrants related to the Unsecured Notes. In connection with acting as nonexclusive placement agent with respect to Unsecured Notes in the aggregate principal amount of $200,000 and related warrants, after March 31, 2011, Monarch received aggregate cash fees of $20,000 and an aggregate cash expense allowance of $4,000 and 2011 Placement Agent Warrants to purchase an aggregate of up to 66,000 shares of the Company’s common stock at an exercise price of $0.33 per share.

Antaeus Capital, Inc. has acted as non-exclusive placement agent with respect to the placement of Unsecured Notes in the aggregate principal amount of $150,000 and related warrants, pursuant to an engagement agreement, dated April 15, 2011, between us and Antaeus. Under the engagement agreement, in return for its services as non-exclusive placement agent, Antaeus is entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of Unsecured Notes to investors introduced to us by Antaeus; and (b) five-year warrants (the “2011 Placement Agent Warrants”) to purchase the Company’s common stock equal to 10% of the gross amount of securities sold to such investors. The 2011 Placement Agent Warrants have an exercise price equal to 110% of the conversion price of the Unsecured Notes and an exercise period of five years. The terms of the 2011 Placement Agent Warrants, except for the exercise price and period, are identical to the terms of the warrants related to the Unsecured Notes. In connection with acting as nonexclusive placement agent with respect to Unsecured Notes in the aggregate principal amount of $150,000 and related warrants, Antaeus received aggregate cash fees of $15,000 and 2011 Placement Agent Warrants to purchase an aggregate of up to 50,000 shares of the Company’s common stock at an exercise price of $0.33 per share.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Matters

On April 11, 2011, former CEO and Chairman of the Board of Directors Leonard J. Brandt and his family business partnership Brandt Ventures, GP filed an action in the Superior Court for the State of California, Orange County against CNS Response, Inc., one of its stockholders and a member of the board of directors, alleging breach of a promissory note agreement entered into by Brandt Ventures, GP and the Company and alleging that Mr. Brandt was wrongfully terminated as CEO in April, 2009  for which he is seeking approximately $170,000 of severance. The plaintiffs seek rescission of a $250,000 loan made by Brandt Ventures, GP to the Company which was converted into common stock in accordance with its terms, restitution of the loan amount, and compensatory and punitive damages for Mr. Brandt's termination. The Company has not been served with a summons and complaint in the action. CNS Response, Inc. believes the complaint to be devoid of any merit and will aggressively defend the action if the plaintiffs decide to proceed with it.

On April 25, 2010 we issued 93,679 shares of common stock as payment in lieu of cash for an aggregate amount of $44,029 owed to two vendors who had provided consulting services to the Company.  These shares were issued to these vendors, who were also accredited investors, at $0.47 per share. This was based on the quoted closing price of the Company’s stock on March 11, 2011, which was the date that the Board approved this stock issuance.

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

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the three and six months ended March 31, 2011 and 2010.  Except for historical information, the matters discussed in this management's discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Overview

We are a cloud-based neurometric company focused on analysis, research, development and the commercialization of a patented platform which allows psychiatrists and other physicians to exchange outcome data referenced to electrophysiology.  With this information, physicians can make more informed decisions when treating individual patients with behavioral (psychiatric and/or addictive) disorders. Our secondary Clinical Services business, operated by our wholly-owned subsidiary, Neuro-Therapy Clinic (“NTC”), is a full service psychiatric clinic.

Neurometric Information Services

Because of the lack of objective neurophysiology data available to physicians, the underlying pathology and physiology of behavioral disorders such as depression, bipolar disorder, eating disorder, addiction, anxiety disorders and attention deficit hyperactivity disorder (ADHD) can rarely be analyzed effectively by treating physicians.  Doctors are ordinarily forced to make prescription decisions based only on symptomatic factors.  As a result, treatment can often be ineffective, costly and may require multiple courses of treatment before the effective medications are identified, if at all.

We believe that our technology offers an improvement over traditional methods for evaluating pharmacotherapy options in patients suffering from non-psychotic behavioral disorders, because our technology is designed to correlate the success of courses of medication with the neurophysiological characteristics of a particular patient. Our technology provides medical professionals with medication sensitivity data for a subject patient based upon the identification and correlation of treatment outcome information from other patients with similar neurophysiologic characteristics.  This treatment outcome information is contained in the largest outcomes database for mental health care pharmacotherapy, consisting of over 17,000 medication trials for patients with psychiatric or addictive problems.  The outcomes database and operating platform are called PEER Online from which PEER Outcome Reports or PEER Reports (formerly known as rEEG Reports) are generated.  PEER is an acronym which stands for the “Psychiatric Electroencephalography Evaluation Registry”. For each patient in the PEER Online database, we have compiled neurophysiology data from electroencephalographic (“EEG”) scans, symptoms and outcomes often across multiple treatments from multiple psychiatrists and other physicians. This patented technology, called PEER Online” or “PEER Outcome Reports”, represents an innovative approach to describing effective medications for patients suffering from debilitating behavioral disorders.

With PEER Reports, physicians order a digital EEG for a patient, which is then referenced to the PEER Database. By providing this reference correlation, an attending physician can better establish a treatment strategy with the knowledge of how other patients having similar brain function have previously responded to a myriad of treatment alternatives. Analysis of this complete data set yielded a platform of neurometric variables that have shown utility in characterizing patient response to diverse medications. This platform then allows a new patient to be characterized based on these neurometric variables, and the database to be queried to understand the statistical response of patients with similar brain patterns to the medications currently in the database. This technology allows us to create and provide simple reports (“PEER Outcome Reports”) to the prescriber that summarizes historical treatment success of specific medications for those patients with similar neurometric brain patterns.  It provides neither a diagnosis nor a specific treatment, but like all lab results, provides objective, evidenced-based information to help the prescriber in their decision-making.

Our Neurometric Information Services business is focused on increasing the demand for our PEER Reports. We believe the key factors that will drive broader adoption of our PEER Reports will be the acceptance by healthcare providers and patients of their benefit, the demonstration of the cost-effectiveness of using our technology, the reimbursement by third-party payers, the expansion of our sales force and increased marketing efforts.

In addition to its utility in providing psychiatrists and other physicians/prescribers with medication sensitivity data, PEER Reports provides us with significant opportunities in the area of pharmaceutical development. PEER Reports, in combination with the information contained in the PEER Database, has the potential to enable the identification of novel uses for neuropsychiatric medications currently on the market and in late stages of clinical development, as well as in aiding the identification of neurophysiologic characteristics of clinical subjects that may be successfully treated with neuropsychiatric medications in the clinical testing stage. We intend to enter into relationships with established drug and biotechnology companies to further explore these opportunities, although no relationships are currently active. The development of pathophysiological markers as the new method for identifying the correct patient population to research is being encouraged by both The National Institute of Mental Health (NIMH) and The Food and Drug Administration (FDA).

Clinical Services

In January 2008, we acquired our then largest customer, the Neuro-Therapy Clinic, Inc. Upon the completion of the transaction, NTC became a wholly-owned subsidiary of ours. NTC operates one of the larger psychiatric medication management practices in the state of Colorado, with six full time and seven part time employees including psychiatrists and clinical nurse specialists with prescribing privileges. Daniel A. Hoffman, M.D. is the medical director at NTC, and, after the acquisition, became our Chief Medical Officer and served as our President from April 2009 to April 2011.

NTC, having utilized a significant number of PEER Reports, serves as an important resource in our product development, the expansion of our PEER Database, production system development and implementation, along with the integration of our PEER Reports services into a medical practice. Through NTC, we also expect to develop marketing and patient acquisition strategies for our Neurometric Information Services business. Specifically, NTC is learning how to best communicate the advantages of PEER Reports to patients and referring physicians in the local market. We will share this knowledge and developed communication programs learned through NTC with other physicians using our services, which we believe will help drive market acceptance of our services. In addition, we plan to use NTC to train practitioners across the country in the uses of PEER Reports technology.

We view our Clinical Services business as secondary to our Neurometric Information Services business, and we have no current plans to expand this business.

Business operations

Since our inception, we have generated significant net losses. As of March 31, 2011, we had an accumulated deficit of $40.4 million. We incurred operating losses of $1.5 million and $3.1 million for the three and six months ended March 31, 2011 respectively compared to $1.4 million and $3.2 million for the three and six months ended March 31, 2010, respectively.  We expect our net losses to continue for at least the next couple of years.  We anticipate that a substantial portion of our capital resources and efforts will be focused on the scale-up of our commercial organization, research and product development and other general corporate purposes.  Research and development projects include the completion of more clinical trials which are necessary to further validate the efficacy of our products and services relating to our PEER Reports technology across different types of behavioral disorders; the enhancement of the CNS Database and PEER Reports process, and to a lesser extent, the identification of new medications that are often combinations of approved drugs.  We anticipate that future research and development projects will be funded by grants or third-party sponsorship.

As of March 31, 2011, our current liabilities of approximately $11.5 million exceeded our current assets of approximately $1.0 million by approximately $10.5 million and our net losses will continue for the foreseeable future.  Of our $11.5 million of current liabilities, $7.6 million are due to our derivative liabilities associated with our promissory note conversions and warrants.  We will need substantial additional funds immediately to continue our operations and substantial additional funds before we can increase demand for our PEER Reports services.  We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.  If adequate funds are not available, we may be required to delay or curtail significantly our development and commercialization activities.  This would have a material adverse effect on our business, financial condition and/or results of operations, and could ultimately cause us to have to cease operations.

We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, scale up of our commercial organization, and other general corporate purposes, including the payment of legal fees associated with our litigation.  Research and development projects include the completion of more clinical trials which are necessary to further validate the efficacy of our products and services relating to our PEER Reports technology across different type of behavioral disorders, the enhancement of the PEER Database and, to a lesser extent, the identification of new medications that are often combinations of approved drugs.  We anticipate that future research and development projects will be funded by grants or third-party sponsorship.

Recent Developments

Medco

The company initiated a collaboration agreement in March, 2011 with Medco Health Solutions, the nation’s largest prescription benefit management firm, in order to perform a retrospective pharmacoeconomic study of Medco members’ experience with rEEG® from 2000-2010. This “in silico trial” is expected to be complete in the summer of 2011, and will evaluate standard pharmacoeconomic endpoints to determine whether physicians with access to information from rEEG® had reduced medication trial and error, and whether this led to improved clinical and/or economic outcomes.

Carrier Technology Assessment

The Company has been involved in a one-year Technology Assessment process with a division of one of the nation's largest insurance carriers, evaluating evidence for the clinical effectiveness of rEEG®. The carrier determined that rEEG® represented an emerging technology with sufficient evidence for use in pilot programs in selected regions and for selected clients, based on the evidence of two randomized controlled trials with statistical significance and reasonable effect size.   Additional information will be released when the Assessment is published by the carrier.

Product Names

Within the past year significant changes have been made to the Company’s product architecture and database, as well as refinement of its market focus with physicians and payers.  As a result, the Company determined that a naming convention that was more appropriate for its new services would be helpful in distinguishing its offering.  Accordingly, the Company has introduced PEER Online™ as its cloud-based platform for physicians and the PEER Outcome™ Report as its output.   The designation rEEG® will continue to be used in reference to the Company’s original database, but not to its services or output.

The 2010 and 2011 Private Placement Transactions

From June 3, 2010 through November 12, 2010, we raised $3.0 million through the sale of secured convertible notes and warrants to accredited investors. Of such amount, $1.75 million was purchased by members of our Board of Directors or their affiliate companies.

From January 20 through April 25 2011, we sold convertible unsecured notes in an aggregate principal amount of $2.5 million and warrants to accredited investors.  See “Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Revenue Recognition

We have generated limited revenues since our inception.  Revenues for our Neurometric Service product are recognized when a PEER Report is delivered to a client-physician.  For our Clinical Services, revenues are recognized when the services are performed.

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

Results of Operations for the three months ended March 31, 2011 and 2010

As earlier described, we operate in two business segments: Neurometric Information Services and Clinical Services.  Our Neurometric Information Services business focuses on the delivery of reports ("PEER Reports") that enable psychiatrists and other physician/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient's own physiology. Our Clinical Services business operated through NTC provides full service psychiatric services.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended March 31,
	2011	2010
Revenues	100%	100%
Cost of revenues	19	22
Gross profit	81	78
Research and development	123	179
Sales and marketing	181	114
General and administrative expenses	563	566
Operating loss	(786)	(781)
Other income (expense), net	(2,836)	(1)
Net income (loss)	(3,622)%	(782)%

Revenues

	Three Months Ended March 31,		Percent
	2011	2010	Change
Neurometric Information Service Revenues	$29,200	$34,400	(15)%
Clinical Services Revenues	162,600	143,900	13%
Total Revenues	$191,800	$178,300	8%

With respect to our Neurometric Information Services business the number of third party paid PEER Reports delivered decreased from 89 for the quarter ended March 31, 2010, to 73 for the quarter ended March 31, 2011, while the average revenue per report increased from $394 to $400 for the quarter ended March 31, 2011.  Additionally our Clinical Services operation ordered 25 PEER Reports during the quarter ended March 31, 2011.  The total number of free PEER Reports processed were 27 for both three month periods ended March 31, 2011 and 2010.  These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Clinical Services revenues increased by $18,700 for the three month periods ended March 31, 2011 as a result of radio advertising that was implemented during this period.  Additionally, as we had hired a second psychiatrist who was now approved for billing by the healthcare insurers, we had the capacity to see the new patients brought in by the radio advertising.

Cost of Revenues

	Three Months Ended March 31,		Percent
	2011	2010	Change
Cost of Neurometric Information Services revenues	$36,500	$39,400	(7)%

Cost of Neurometric Information Services revenues consists of payroll costs, consulting costs, and other miscellaneous charges.   Consulting costs primarily represent external costs associated with the processing and analysis of PEER Reports and range between $75 and $100 per PEER Report.    For the quarter ended March 31, 2011, cost of revenues consisted primarily of direct labor and benefit costs (including stock-based compensation costs) of $29,400, and consulting fees of $5,700.  For the quarter ended March 31, 2010, cost of revenues included direct labor and benefit costs (including stock based compensation costs) of $25,700, and consulting fees of $12,600.   We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Research and Development

	Three Months Ended March 31,		Percent
	2011	2010	Change
Neurometric Information Services research and development	$235,700	$318,700	(26)%

Research and development expenses consist of clinical studies expenses, doctor training costs, consulting fees, payroll costs (including stock-based compensation costs) and other miscellaneous costs.  Research and development costs for the quarter ended March 31, 2011 primarily consisted of the following: payroll and benefit costs (including stock based compensation) of $169,400, consultant costs of $47,200 and other miscellaneous costs of $19,100.  For the comparable period in 2010, research and development costs included: payroll and benefit costs (including stock based compensation) of $207,400, consultant costs of $96,800 and other miscellaneous costs of $14,500.

Comparing the quarter ended March 31, 2011 with the corresponding period in 2010,  payroll and benefit cost decreased by $38,000 as a result of  downsizing the research department as the Company had completed its clinical trial and was now more focused on drafting scientific papers for publications.  Consulting costs were reduced by $49,600 in the 2011 quarter largely as a result of the Company not being engaged in the preparation of an FDA 510(k) filing, which was the case in the 2010 quarter.  Other miscellaneous costs remained fairly static for the two periods.

Sales and marketing

	Three Months Ended March 31,		Percent
	2011	2010	Change
Sales and Marketing
Neurometric Information Services	$321,400	$201,900	59%
Clinical Services	26,100	600	4250%
Total Sales and Marketing	$347,500	$202,500	72%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees and conference and travel expenses.  Sales and marketing expenses for the quarter ended March 31, 2011 primarily consisted of the following: payroll and benefits $166,300, advertising and marketing $77,700, consulting $53,400 and conferences and travel $21,100.  For the comparable period in 2010 expenses were as follows: payroll and benefits $101,500, advertising and marketing $24,700, consulting $27,800 and conferences and travel $33,100.

Comparing the quarter ended March 31, 2011 with the same period in 2010, payroll and benefits increased by $64,800 in the 2011 period primarily as a result of the recruitment of our Executive Vice President and Chief Marketing Officer to lead our marketing efforts in pursuing contracts with large organizations.  Additionally, we recruited a Vice President of Customer Relations to spearhead our efforts with key customer groups and manage the implementation of PEER Online within those groups.   Advertising and marketing expenses in the 2011 quarter increased by $53,000 as the Company entered into a collaboration agreement with Medco Health Solutions to undertake a study which we believe will support the marketing of our services.  Additionally, we also acquired EEG and iPad equipment in anticipation of implementing PEER Online services at a targeted customer.  During the 2010 quarter, marketing expenses were largely as a result of a user group meeting which did not recur in the 2011 quarter.  Consulting costs increased by $25,600 in the 2011 quarter as consultants were contracted to assist with gaining access to key customer groups and to promote the Company through publicity.  Conference and travel expenses decreased by $12,000 in the 2011 quarter as the user group conference, held in the 2010 quarter, did not recur in 2011.   However, during the 2011 quarter travel was predominantly to visit East Coast based customers necessitating multiple cross country visits.

The Clinical Services sales and marketing expenses consists of advertising to attract patients to the clinic. During the three months ended March 31, 2011, Clinical Services marketing expenditures increased by $25,500 as the Clinic started, with the assistance of consultants, using radio advertising, which was determined to be effective in attracting new patients. We anticipate a moderate increase in marketing expenditure as the Clinic has the capacity, with its newly recruited psychiatrist, to handle an additional patient load.

General and administrative

	Three Months Ended March 31,		Percent
	2011	2010	Change
General and administrative
Neurometric Information Services	$764,500	$818,800	(7)%
Clinical Services	$314,700	191,000	65%
Total General and administrative	$1,079,200	$1,009,800	7%

General and administrative expenses for our Neurometric Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal, patent costs, other professional and consulting fees, general administrative and occupancy costs, conference and travel and miscellaneous costs.  For the quarter ended March 31, 2011, General and Administrative costs consisted of salary and benefit costs of $436,100; legal fees of $99,800 and other professional and consulting fees of $95,700; general administrative and occupancy costs of $77,500; patent costs of $32,300 and conference and travel costs of $23,200.

For the similar period in 2010, General and Administrative costs consisted of the following: salary and benefit costs of $224,100; legal fees of $340,700 and other professional and consulting fees of $130,100; general administrative and occupancy costs of $74,600; patent costs of $32,600 and conference and travel expenses of $15,400.  Miscellaneous costs for the 2010 quarter were $1,300.

With respect to our Neurometric Information Services business, in the quarter ended March 31, 2011, compared to the same period in 2010, payroll and benefit expenses increased by a net $212,000, of which $160,500 was due to an increase in stock-based compensation primarily due to accounting for vested option grants given to employees, directors, advisors and consultants in March and July of 2010.  The balance of the increase, $51,500, was due to (i) the addition of the Chief Financial Officer (CFO), who was previously engaged as a consultant, and joined the staff in mid February 2010 and (ii) the addition of an accountant who joined the staff in March 2011.   Professional and consulting fees decreased by a net $34,400 which was partly due to the mix of professional and consulting services used in fiscal 2010.  Legal fees decreased by a net $241,000 which was made up of a $299,800 reduction in litigation fees in defending against actions brought by Mr. Brandt. All adjudicated matters between Mr. Brandt and us have been decided in our favor.  Non-litigation related legal expense increased by $58,800 largely due to the preparation of the Company’s registration statement and due to financing efforts.  General administrative and occupancy costs and patent cost remained substantially static for the two quarters ending March 31, 2011 and 2010.  Marketing and investor relations expenses decreased by $13,800 as a result of reduced activity.  Conference and travel costs increased by $7,800 in the 2011 period as travel associated with visiting East Coast based target customers and financings efforts increased in this period.

General and Administrative expenses for our Clinical Services business includes all costs associated with operating NTC.  This includes payroll costs, medical supplies, occupancy costs and other general and administrative support costs.  These costs increased by $123,700 in the three months ending March 31, 2011, compared to the same period in 2010.  This increase is partly due to the hiring of an additional psychiatrist, a pay increase given to the Clinic’s Medical Director and partly due to the reduced reimbursement by Neurometric Information Services of Clinic staff who had worked on the Company’s clinical trial.

Other income (expense)

	Three Months Ended March 31,		Percent
	2011	2010	Change
Neurometric Information Services (Expense), net	$(5,439,200)	$(100)	*
Clinical Services (Expense)	-	-	*
Total interest income (expense)	$(5,439,200)	$(100)	*

* not meaningful

For the quarter ended March 31, 2011, net other non-operating expenses for Neurometric Information Services were $(5,439,200) as a result of the following:

1) We incurred non-cash interest charges totaling $1,328,700, of which $80,800 was accrued interest on our promissory notes at 9% per annum; the remaining balance of $1,247,900 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges.  The actual net interest paid in cash for the quarter was approximately $400.

2) We incurred finance fees totaling $120,600 in association with our private placement of unsecured convertible notes.  Of these finance fees $66,000 was paid in cash and $54,600 was the fair value of warrants that were issued to the placement agent per their agreement. (See Note 3 to the financial statements and Private Placement Transactions above).

3) Revaluation of our derivative liabilities for the promissory note conversion feature and associated warrants as at March 31, 2011 resulted in a non-cash charge of $3,963,400.  The revaluation of these derivatives is required on a quarterly basis under ASC 815.  The non-cash charge was due to the increase in the price of our stock during March 2011 which closed at $0.45 per share on March 31, 2011.  This substantial increase from the $0.20 per share price at the start of the quarter resulted in the increase in value of the derivate liabilities and consequently the substantial charge against our income statement.  This charge effectively unwinds the substantial non-cash income that was booked in the prior quarter when our stock price had fallen from $0.50 to $0.20 per share.  As a result of the periodic volatility in our stock price we can anticipate material swings in non-cash losses and income as a result of the quarterly revaluation of our derivative liabilities.

Net Loss

	Three Months Ended March 31,		Percent
	2011	2010	Change
Neurometric Information Services net loss	$(6,758,900)	$(1,340,100)	404%
Clinical Services net loss	(187,400)	(53,700)	249%
Total Net Loss	$(6,946,300)	$(1,393,800)	398%

The increase in net loss of $5,552,500 for the quarter ended March 31, 2010 compared to the prior year period is primarily due to the non-cash charges totaling $5,292,900 associated with the accounting for derivative liabilities on revaluation and the amortization of promissory note discounts.  The remaining $259,600 loss increase was due to increased Clinic and Sales and Marketing costs.

Results of Operations for the six months ended March 31, 2011 and 2010

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Six Months Ended March 31,
	2011	2010
Revenues	100%	100%
Cost of revenues	21	21
Gross profit	79	79
Research and development	174	168
Sales and marketing	175	125
General and administrative expenses	628	795
Operating loss	(898)	(1,010)
Other income (expense), net	(1,176)	(1)
Net income (loss)	(2,074)%	(1,011)%

Revenues

	Six Months Ended March 31,		Percent
	2011	2010	Change
Neurometric Information Service Revenues	$56,400	$56,800	(1)%
Clinical Services Revenues	283,200	265,000	7%
Total Revenues	$339,600	$321,800	6%

With respect to our Neurometric Information Services business the number of third party paid PEER Reports delivered decreased from 147 for the six months ended March 31, 2010, to 142 for the six month ended March 31, 2011, while the average revenue per report increased from $386 to $397 for the six months ended March 31, 2011.  Additionally our Clinical Services operation ordered 44 PEER Reports during the six months ended March 31, 2011.  The total numbers of free PEER Reports processed were 45 and 36 for the six month periods ended March 31, 2010 and 2011.  These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Clinical Services revenues increased by $18,200 for the six month period ended March 31, 2011 as a result of radio advertising that was implemented starting December 2010.  Additionally, as we had hired a second psychiatrist who was now approved for billing by the healthcare insurers, we had the capacity to see the new patients brought in by the radio advertising.

 Cost of Revenues

	Six Months Ended March 31,		Percent
	2011	2010	Change
Cost of Neurometric Information Services revenues	$72,500	$69,100	5%

Cost of Neurometric Information Services revenues consists of payroll costs, consulting costs, and other miscellaneous charges.   Consulting costs primarily represent external costs associated with the processing and analysis of PEER Reports and range between $75 and $100 per PEER Report.    For the six months ended March 31, 2011, cost of revenues consisted primarily of direct labor and benefit costs (including stock-based compensation costs) of $56,900, and consulting fees of $12,700.  For the six months ended March 31, 2010, cost of revenues included direct labor and benefit costs (including stock based compensation costs) of $50,400, and consulting fees of $17,500.   We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Research and Development

	Six Months Ended March 31,		Percent
	2011	2010	Change
Neurometric Information Services research and development	$591,100	$541,300	9%

Research and development expenses consist of clinical studies expenses, doctor training costs, consulting fees, payroll costs (including stock-based compensation costs), travel and conference costs and other miscellaneous costs.  Research and development costs for the six months ended March 31, 2011 primarily consisted of the following: payroll and benefit costs (including stock based compensation) of $442,200, consultant costs of $106,500, conference and travel costs of $15,100 and other miscellaneous costs of $27,400.  For the comparable period in 2010, research and development costs included: payroll and benefit costs (including stock based compensation) of $396,900, consultant costs of $115,200, conference and travel costs of $5,900 and other miscellaneous costs of $24,000.

Comparing the six months ended March 31, 2011 with the corresponding period in 2010,  payroll and benefit cost decreased by $45,200 as a result of  downsizing the research department as the Company had completed its clinical trial and was now more focused on drafting scientific papers for publications.  Consulting costs were reduced by $8,700 in the 2011 period largely as a result of the Company not being engaged in the preparation of a FDA 510(k) filing, which was the case in the 2010 period, however, these savings were largely offset by programming expenditures to enhance our service offering.  Travel and conference expenses increased by $9,200 due to additional visits to prospective clients.  Other miscellaneous costs remained fairly static for the two periods.

 Sales and marketing

	Six Months Ended March 31,		Percent
	2011	2010	Change
Sales and Marketing
Neurometric Information Services	$565,100	$400,250	41%
Clinical Services	29,200	2,500	1.068%
Total Sales and Marketing	$594,300	$402,750	48%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees and conference and travel expenses.  Sales and marketing expenses for the six-month period ended March 31, 2011 primarily consisted of the following expenses: payroll and benefits $341,900, advertising and marketing $81,300, consulting $90,200 and conferences and travel $44,900. For the comparable period in 2010 expenses were as follows: payroll and benefits $237,100, advertising and marketing $66,200, consulting $50,400 and conferences and travel $35,500.

Comparing the six months ended March 31, 2011 with the same period in 2010, payroll and benefits increased by $104,800 in the 2011 period primarily as a result of the recruitment of our Executive Vice President and Chief Marketing Officer to lead our marketing efforts in pursuing contracts with large targeted organizations.  Additionally, we recruited a Vice President of Customer Relations to spearhead our efforts with key customer groups and manage the implementation of PEER Online services within those groups.   Advertising and marketing expenses increased by $15,100 as the Company entered into a collaboration agreement with Medco Health Solutions to undertake a study which we believe will support the marketing of our services.  Additionally, we also acquired EEG and iPad equipment in anticipation of implementing neuroinformatic services at a targeted customer.  Consulting increased by $39,800 as a result of engaging business development consultants.  Conference and travel expenses increased by $9,400 in the 2011 period as our targeted customers were predominately based on the East Coast, necessitating multiple cross-country visits to these key clients.

The Clinical Services sales and marketing expenses consists of advertising to attract patients to the clinic. During the six months ended March 31, 2011, Clinical Services marketing expenditures increased by $26,700 as the clinic started, with the assistance of consultants, using radio advertising, which was determined to be effective in attracting new patients. We anticipate a moderate increase in marketing expenditure as the Clinic has the capacity, with its newly recruited psychiatrist, to handle an additional patient load.

General and administrative

	Six Months Ended March 31,		Percent
	2011	2010	Change
General and administrative
Neurometric Information Services	$1,597,500	$2,218,000	(28)%
Clinical Services	$535,600	339,500	58%
Total General and administrative	$2,133,100	$2,557,500	(17)%

General and administrative expenses for our Neurometric Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal, patent costs, other professional and consulting fees, general administrative and occupancy costs, conference and travel and miscellaneous costs.  For the six months ended March 31, 2011, General and Administrative costs consisted of salaries and benefit costs of $849,400; legal fees of $213,000 and other professional and consulting fees of $244,900; general administrative and occupancy costs of $142,400; patent costs $91,000; marketing and investor relations costs of $8,200 and conference and travel costs of $48,400.  For the similar period in 2010, General and Administrative costs consisted of the following: salaries and benefit costs of $364,700; legal fees of $1,218,400 and other professional and consulting fees of $290,200; general administrative and occupancy costs of $146,200; patent costs of $43,200; marketing and investor relations costs of $87,400 and conference and travel expenses of $64,200.  Miscellaneous costs for the 2010 period were $3,700.

With respect to our Neurometric Information Services business, in the six months ended March 31, 2011, compared to the same period in 2010, payroll and benefit expenses increased by a net $484,700, of which $350,900 was due to an increase in stock-based compensation primarily due to accounting for vested option grants given to employees, directors, advisors and consultants in March and July of 2010.  The balance of the increase, $133,800, was due to (i) the addition of the Chief Financial Officer (CFO), who was previously engaged as a consultant, and joined the staff in mid February 2010 and (ii) the Board-approved increase in salary of our Chief Executive Officer (CEO).   Professional and consulting fees decreased by a net $45,300 which was partly due to the mix of consulting services used in fiscal 2010 and the transition of the CFO from consulting to permanent staff.  Legal fees decreased by a net $1,005,400 which was made up of a $1,101,800 reduction in litigation fees in defending against actions brought by Mr. Brandt plus a $30,500 insurance reimbursement paid on behalf of SAIL Venture Partners, LP, which was a co-defendant in the litigation. This reimbursed expense had originally been accrued by the Company. All matters adjudicated between Mr. Brandt and us have ruled in our favor.  Non-litigation related legal expense increased by $96,400 partly due to the work undertaken with the Company’s registration statement and financing efforts.  General administrative and occupancy costs remained static for the 2011 and 2010 periods.  Patent costs increased by $47,800, of which $44,000 was for the filing of European patent applications.  Marketing and investor relations expenses decreased by $79,100 as expenses associated with a publicity campaign planned for the 2010 period did not recur in 2011.  Conference and travel costs decreased by $15,800 in the 2011 period as travel associated with the litigation and financings in the 2010 period did not recur nor did expenses associated with the 2010 user conference.

General and Administrative expenses for our Clinical Services business includes all costs associated with operating NTC.  This includes payroll costs, medical supplies, occupancy costs and other general and administrative support costs.  These costs increased by $196,100 in the six months ending March 31, 2011, from the comparable 2010 period .  This increase is partly due to the hiring of an additional psychiatrist, a pay increase given to the Clinic’s Medical Director and partly due to the reduced reimbursement by Neurometric Information Services of Clinic staff who had worked on the Company’s clinical trial.

Other income (expense)

	Six Months Ended March 31,		Percent
	2011	2010	Change
Neurometric Information Services (Expense), net	$(3,991,200)	$(1,500)	*	%
Clinical Services (Expense)	-	(200)	*	%
Total interest income (expense)	$(3,991,200)	$(1,700)	*	%

* not meaningful

For the six months ended March 31, 2011, net other non-operating expenses for Neurometric Information Services were $(3,991,200) as a result of the following:

1) We incurred non-cash interest charges totaling $3,954,900, of which $141,400 was accrued interest on our promissory notes at 9% per annum; the remaining balance of $3,813,500 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges.  The actual net interest paid in cash for the quarter was approximately $1,200.

2) We incurred finance fees totaling $263,200 in association with our private placement of convertible notes.  Of these finance fees $126,000 was paid in cash and $137,200 was the fair value of warrants that were issued to the placement agent per their agreement and to SAIL Venture Partners, LP for guarantying the Deerwood notes. (See Note 3 to the financial statements and Private Placement Transactions).

3) Revaluation of our derivative liabilities for the promissory note conversion feature and associated warrants for the six months ended March 31, 2011, resulted in a non-cash charge of $254,200.  The revaluation of these derivatives is required on a quarterly basis under ASC 815.  This non-cash charge represents the net result of a gain of $4,217,500 booked at December 31, 2010 which was subsequently offset by a charge of $3,963,400 at March 31, 2011 as a result of valuing the derivative liabilities at the end of each quarter.  These large changes in the valuation of derivative liabilities were the result of volatility in our stock price which ranged from $0.50 at October 1, 2010 down to $0.20 at December 31, 2010 and back up to $0.45 as at March 31, 2011.  As a result of the periodic volatility in our stock price we can anticipate material swings in non-cash losses and income as a result of the quarterly revaluation of our derivative liabilities.

Net Loss

	Six Months Ended March 31,		Percent
	2011	2010	Change
Neurometric Information Services net loss	$(6,745,900)	$(3,199,100)	111%
Clinical Services net loss	(298,000)	(53,900)	453%
Total Net Loss	$(7,043,900)	$(3,253,000)	117%

The increased net loss of $3,790,900 for the six months ended March 31, 2011 compared to the 2010 period was largely due to other non-operating expenses of $3,991,200 as described above.  This was offset by a net saving from Neurometric Information Services operations of $444,400 of which a substantial part were the savings in legal fees related to the Brandt litigation.  The remaining $244,100 loss increase was due to increased costs of Clinical Services payroll and sales and marketing costs.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of March 31, 2011, we had an accumulated deficit of approximately $40.4 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of March 31, 2011, we had approximately $841,300 in cash and cash equivalents and a working capital deficit of approximately $10.5 million compared to approximately $1.9 million in cash and cash equivalents and a working capital balance of approximately $106,000 at March 31, 2010.  The working capital deficit as of March 31, 2011 includes the $3.0 million, plus accrued interest, of secured convertible promissory notes outstanding as of that date which have been discounted down to approximately $1.4 million. Also included are unsecured convertible promissory notes of $1.4 million which have been discounted down to $0.2 million.  Furthermore, the working capital deficit also includes $7.6 million in derivative liabilities associated with the conversion of promissory notes and their associated warrants.

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

We need additional funds to continue our operations and will need substantial additional funds before we can increase demand for our PEER Online services.  We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.  We expect to continue to incur operating losses in the future and to make capital expenditures to expand our research and development programs (including upgrading our PEER Online database) and to scale up our commercial operations and marketing efforts.   If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could ultimately cause us to have to cease operations.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur operating losses in the future and to make capital expenditures to expand our research and development programs (including upgrading our CNS Database) and to scale up our commercial operations and marketing efforts. We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, including the repayment of debt.  Although, since March 31, 2011 we have raised gross proceeds of $1.1 million through the further sale of unsecured convertible promissory notes, we anticipate that our cash on hand (including the proceeds from these promissory notes) and cash generated through our operations will not be sufficient to fund our operations the next 12 months.  In addition we will have to repay any unconverted outstanding promissory notes up to $5.5 million, plus interest thereon, beginning on October 1, 2011.  We therefore anticipate raising additional funds in the near future.

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

•
the amount and timing of costs we incur in connection with our research and product development activities, including enhancements to our PEER Online database and costs we incur to further validate the efficacy of our PEER Online technology;

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

Sources of Liquidity

Since our inception substantially all of our operations have been financed primarily from equity and debt financings.  Through March 31, 2011, we had received proceeds of approximately $13.7 million from the sale of stock, $9.2 million from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the Company.

From June 3, 2010 through to November 12, 2010, we raised $3.0 million through the sale of secured convertible notes and warrants (the October Notes).  Of such amount, $1.75 million was purchased by members of our Board of Directors or their affiliate companies.  From January 20, 2011 through to April 25, 2011, the Company has raised an additional $2.5 million through the sale of unsecured subordinated convertible notes and warrants.  Of such amount, notes in the aggregate principal amount of $1.00 million were purchased by a member of our Board of Directors and its affiliates, $50,000 by an executive officer of the Company and $0.75 million by other beneficial owners of more than 5% of the Company’s shares of common stock outstanding.  See Note 3,- “Private Placement Transactions” and Note 5-“Related Party Transactions” above, which are  incorporated by reference herein.

The Company has filed a registration statement on Form S-1 in connection with the contemplated public offering of common stock.   We anticipate using any proceeds from the offering principally to reduce existing indebtedness (including the repayment of any unconverted secured and unsecured promissory notes that mature between October 1, 2011 and April 25, 2012) and to fund anticipated operating expenses and capital expenditures.There can be no assurances that the offering will be consummated as planned.  Before we can proceed with the offering, the company requires the approval of the listing exchange and regulating authority, either of which may be withheld.  Additionally, there are always risks that the offering may not be consummated within the contemplated time frame due to internal or exogenous factors that may impact the markets for public offerings.   If the offering is not consummated as planned, we will need to locate other sources of funds to sustain our working capital (including to fund the repayment of the abovementioned outstanding notes).

 Cash Flows

Net cash used in operating activities was $2.4 million for the six months ended March 31, 2011 compared to $3.2 million for the six months ended March 31, 2010.  The decrease in cash used of $0.8 million is attributable to the reduction in legal fees associated with the Brandt litigation.

Net cash used in investing activities increased to $20,100 for the six months ended March 31, 2011, as compared to $8,900 for the six months ended March 31, 2010.  Our investing activities related to the purchase of office equipment and EEG equipment to be used by a customer.

Net cash proceeds from financing activities for the six months ended March 31, 2011 were approximately $1.84 million, net of offering costs, raised through our sale of secured convertible notes and warrants (the October Notes) and $1.33 million of unsecured convertible notes and warrants (the January Notes).  Additionally, we also entered into a capital lease of $15,900 to finance the purchase of the above mentioned EEG equipment.  These proceeds were partly offset by the repayment of $24,700 on a promissory note issued to Daniel Hoffman in connection with our acquisition of NTC and $2,400 associated with the repayment of capitalized leases.

 For the six months ended March 31, 2010 proceeds from financing activities were approximately $3.2 million, net of offering costs, in connection with the second and third closings of our 2009 private placement transaction.  These proceeds were partly offset by the repayment of $46,100 on the above mentioned promissory note issued to Daniel Hoffman.

Derivative Liability

Current liabilities include $7.6 million of derivative liability. This amount includes:

1.	$2.3 million, which represents the fair value liability associated with the warrants issued in conjunction with the October Notes.

2.	$2.8 million, which represent the fair value liability associated with the conversion option of the October Notes.
(Please see Note 3 to the financial statements or “Private Placement Transactions” above.)

3.	$1.2 million, which represents the fair value liability associated with the warrants issued in conjunction with the January Notes.

4.	$1.3 million, which represent the fair value liability associated with the conversion option of the January Notes.
(Please see Note 3 to the financial statements or “Private Placement Transactions” above.)

The carrying value of these derivative liabilities will be reassessed each quarter and any change in the carrying value will be booked to other income (expense) in the income statement.  For the three months ended December 31, 2010 we booked a gain of $4.2 million in the carrying value of these derivatives and in the three months ended March 31, 2010 we booked a $4.0 million loss on derivatives.  For the six months ended March 31, 2011 we had a net gain on derivatives of $0.2 million.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.            Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15, as of March 31, 2011, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of March 31, 2011 for the reasons described below.

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

To the knowledge of our management, including our PEO and PFO, none of the aforementioned significant deficiencies led to a misstatement of our results of operations for the three or six months ended March 31, 2011, or statement of financial position as of March 31, 2011.

 The Company is planning to develop a comprehensive and formal accounting and procedures manual and has identified a resource to assist with the development of such manual.

Changes in Internal Control Over Financial Reporting

Other than as stated above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of exchange act rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings

Please see Note 8 to our Notes to Unaudited Condensed Consolidated Financial Statements for a description of our litigation with Leonard Brandt, which is incorporated by reference herein.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Between January 20, and April 25, 2011, we issued, for cash, subordinated convertible promissory notes (the “Unsecured Notes”) in an aggregate principal amount of $2,500,000 and warrants to purchase 4,166,660 shares of common stock to twelve accredited investors, several of which were previously unrelated to us, in connection with a new private placement pursuant to a note and warrant purchase agreement (the “2011 Purchase Agreement”).  We received aggregate net proceeds of $2,395,000 in this placement, after paying an aggregate of $105,000 to the placement agents as described below.

Of the total amounts disclosed above, Unsecured Notes in an aggregate principal amount of $1,850,000 and warrants to purchase an aggregate of 3,083,329 shares of common stock were sold to affiliates of the Company, as follows:

1) On February 15, 2011, we issued (a) an Unsecured Note in the principal amount of $50,000, and a warrant to purchase 83,333 shares, to our Chief Financial Officer, Paul Buck, (b) an Unsecured Note in the principal amount of $50,000 and a warrant to purchase 83,333 shares, to a trust, the trustee of which is the father-in-law of our Chief Executive Officer, George Carpenter; and (c) an Unsecured Note in the principal amount of $200,000 and a warrant to purchase 333,333 shares of common stock, to Andy Sassine (an accredited investor who had previously invested in us and as a result of the February 25 purchase became a beneficial owner of more than 5% of our outstanding common stock

2) on February 28, 2011, we issued (a) an Unsecured Note in the aggregate principal amount of $400,000, and a warrant to purchase 666,666 shares of common stock, to Highland Long/Short Healthcare Fund (“Highland”) (which had previously invested in us and as a result of the February 28 purchase became a beneficial owner of more than 5% of our outstanding common stock) and (b) an Unsecured Note in the principal amount of $187,500, and a warrant to purchase 312,500 shares, to SAIL Venture Partners, LP, of which David Jones, a director of our company, is a senior partner, (c) an Unsecured Note in the principal amount of $62,500, and a warrant to purchase 104,166 shares, to SAIL 2010 Co-Investment Partners, L.P., an entity likewise affiliated with Mr. Jones;

3) on April 15, 2011, we issued (a) an additional Unsecured Note in the principal amount of $250,000, and a warrant to purchase 416,666 shares, to SAIL Venture Partners, LP and (b) an additional Unsecured Note in the principal amount of $250,000, and a warrant to purchase 416,666 shares, to SAIL 2010 Co-Investment Partners, L.P.; and

4) on April 25, 2011, we issued (a) an additional Unsecured Note in the principal amount of $125,000, and a warrant to purchase 208,333 shares, to SAIL Venture Partners, LP, (b) an additional Unsecured Note in the principal amount of $125,000, and a warrant to purchase 208,333 shares, to SAIL 2010 Co-Investment Partners, L.P. and (c) an Unsecured Note in the principal amount of $150,000 and a warrant to purchase 250,000 shares, to Cummings Bay Healthcare Fund, LP., the portfolio manager of which also serves as the portfolio manager of Highland.

The 2011 Purchase Agreement provides for the issuance and sale of Unsecured Notes in the aggregate principal amount of up to $5,000,000, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the Unsecured Notes, in one or multiple closings to occur no later than July 31, 2011. The 2011 Purchase Agreement also provides that we and the holders of the Unsecured Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the Unsecured Notes and the related warrants.

The Unsecured Notes mature one year from the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, are convertible into shares of our common stock at a conversion price of $0.30, are not secured by any of our assets and are subordinated in all respects to our obligations under the October Notes and the related guaranties issued to certain investors by SAIL Venture Partners, L.P. The conversion price is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; (3) the distribution of other capital stock, indebtedness or other non-cash assets; and (4) the completion of a financing at a price below the conversion price then in effect. The Unsecured Notes are furthermore convertible, at the option of the holder, into securities to be issued in subsequent financings at the lower of the then-applicable conversion price or price per share payable by purchasers of such securities. The Unsecured Notes can be declared due and payable upon an event of default, defined in the Unsecured Notes to occur, among other things, if we fail to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if we fail to perform any covenant or agreement as required by the Unsecured Note.

The warrants related to the Unsecured Notes expire seven years from the date of issuance and are exercisable for shares of our common stock at an exercise price of $0.30. Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect. Any provision of the Unsecured Notes or related warrants can be amended, waived or modified upon the written consent of us and holders of a majority of the aggregate principal amount of such notes outstanding. Any such consent will affect all Unsecured Notes or warrants, as the case may be, and will be binding on all holders thereof.

Monarch has acted as non-exclusive placement agent with respect to the placement of Unsecured Notes in the aggregate principal amount of $750,000 and related warrants, pursuant to an engagement agreement, dated January 19, 2011, between us and Monarch. Under the engagement agreement, in return for its services as non-exclusive placement agent, Monarch is entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of Unsecured Notes to investors introduced to us by Monarch; (b) a cash expense allowance equal to 2% of the gross proceeds raised from the sale of Unsecured Notes to such investors; and (c) five-year warrants (the “2011 Placement Agent Warrants”) to purchase our common stock equal to 10% of the gross amount of securities sold to such investors. The 2011 Placement Agent Warrants have an exercise price equal to 110% of the conversion price of the Unsecured Notes and an exercise period of five years. The terms of the 2011 Placement Agent Warrants, except for the exercise price and period, are identical to the terms of the warrants related to the Unsecured Notes. In connection with acting as nonexclusive placement agent with respect to Unsecured Notes in the aggregate principal amount of $750,000 and related warrants, Monarch received aggregate cash fees of $75,000 and an aggregate cash expense allowance of $15,000: and 2011 Placement Agent Warrants to purchase an aggregate of up to 249,998 shares of our common stock at an exercise price of $0.33 per share.

Antaeus Capital, Inc. has acted as non-exclusive placement agent with respect to the placement of Unsecured Notes in the aggregate principal amount of $150,000 and related warrants, pursuant to an engagement agreement, dated April 15, 2011, between us and Antaeus. Under the engagement agreement, in return for its services as non-exclusive placement agent, Antaeus is entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of Unsecured Notes to investors introduced to us by Antaeus; and (b) five-year warrants (the “2011 Placement Agent Warrants”) to purchase our common stock equal to 10% of the gross amount of securities sold to such investors. The 2011 Placement Agent Warrants have an exercise price equal to 110% of the conversion price of the Unsecured Notes and an exercise period of five years. The terms of the 2011 Placement Agent Warrants, except for the exercise price and period, are identical to the terms of the warrants related to the Unsecured Notes. In connection with acting as nonexclusive placement agent with respect to Unsecured Notes in the aggregate principal amount of $150,000 and related warrants, Antaeus will receive aggregate cash fees of $15,000 and 2011 Placement Agent Warrants to purchase an aggregate of up to 50,000 shares of our common stock at an exercise price of $0.33 per share.

On April 25, 2010 we issued 93,679 shares of common stock as payment in lieu of cash for an aggregate amount of $44,029 owed to two vendors who had provided consulting services to the Company.  These shares were issued to these vendors, who were also accredited investors, at $0.47 per share. This was based on the quoted closing price of the Company’s stock on March 11, 2011, which was the date that our Board approved this stock issuance.

In issuing the securities described in this section without registration under the Securities Act, the Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, as the securities were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

Item 6.            Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number	Exhibit Title
10.45
Form of Note and Warrant Purchase Agreement, dated as of January 20, 2011, by and between the Registrant and the Investors party thereto.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on March 1, 2011.

10.46
Form of Unsecured Note. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on March 1, 2011.

10.47	Form of Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on March 1, 2011.

10.48
Engagement Agreement, dated January 19, 2011, between the Registrant and Monarch Capital Group, LLC.  Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on March 1, 2011.

10.49
Form of Placement Agent Warrant. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on March 1, 2011.

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

CNS Response, Inc.

Date: May 16, 2011		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Buck
By:	Paul Buck
Its:	Chief Financial Officer
(Principal Financial Officer)