Form 10-Q
period 2011-06-30
CNS RESPONSE, INC.
filed 2011-08-15
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011 or

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

As of August 15, 2011, the issuer had 56,117,600 shares of common stock, par value $.001 per share, issued and outstanding.

CNS RESPONSE, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the nine months ended June 30,
	2011	2010	2011	2010
REVENUES
Neurometric information services	$25,000	$39,900	$81,400	$96,700
Clinical services	172,800	119,300	456,000	384,300
	197,800	159,200	537,400	481,000

OPERATING EXPENSES
Cost of neurometric services revenues	37,800	32,800	110,300	101,900
Research and development	181,800	302,400	772,900	843,600
Sales and marketing	366,600	201,600	960,900	603,800
General and administrative	1,060,700	1,081,700	3,193,800	3,639,900

Total operating expenses	1,646,900	1,618,500	5,037,900	5,189,200

OPERATING LOSS	(1,449,100)	(1,459,300)	(4,500,500)	(4,708,200)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(2,117,100)	(40,900)	(6,073,200)	(42,600)
Financing fees	(59,300)	-	(348,500)	-
Gain (Loss) on derivative liabilities	4,498,900	-	4,753,100	-
Total other income (expense)	2,322,500	(40,900)	(1,668,600)	(42,600)

PROFIT (LOSS) BEFORE PROVISION FOR INCOME TAXES	873,400	(1,500,200)	(6,169,100)	(4,750,800)
Income taxes	-	-	1,300	2,400
NET PROFIT (LOSS)	$873,400	$(1,500,200)	$(6,170,400)	$(4,753,200)

NET PROFIT (LOSS) PER SHARE:
Basic (Note 7)	$0.02	$(0.03)	$(0.11)	$(0.09)
Diluted (Note 7)	$0.02	$(0.03)	$(0.11)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	56,117,600	56,023,921	56,055,147	51,028,185
Diluted	56,117,600	56,023,921	56,055,147	51,028,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	September 30, 2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$910,700	$62,000
Accounts receivable (net of allowance for doubtful accounts of $19,200 (unaudited) as of June 30, 2011 and $10,400 as of September 30, 2010)	50,000	48,900
Prepaid and other	67,100	84,900
Deferred offering costs (Note 2)	282,300	-
Total current assets	1,310,100	195,800

Furniture and equipment	34,000	23,000
Other Assets	18,600	18,700

TOTAL ASSETS	$1,362,700	$237,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable (including amounts due to related parties of $116,300 (unaudited) as of June 30, 2011 and $60,800 as of September 30, 2010)	$1,415,200	$1,383,700
Accrued liabilities	457,600	380,700
Other payable – related party	-	100,000
Deferred compensation (including $136,100 (unaudited) and $81,200 to related parties as of June 30, 2011 and September 30, 2010 respectively)	287,700	263,600
Accrued patient costs	135,000	135,000
Accrued consulting fees	93,100	86,600
Accrued interest	257,300	-
Derivative liability (Note 2)	4,906,700	2,061,900
Secured convertible promissory notes – related party (net of discounts $911,500 and $1,023,900 as of June 30, 2011 and September 30, 2010, respectively) (Note 3)	2,112,400	-
Unsecured convertible promissory notes – related party (net of discounts $1,714,700 and $0 as of June 30, 2011 and September 30, 2010, respectively) (Note 3)	785,300	-
Current portion of long-term debt	5,900	26,900
Total current liabilities	10,456,200	4,438,400

LONG –TERM LIABILITIES
Capital leases (Note 8)	11,800	3,400
Total long term liabilities	11,800	3,400
TOTAL LIABILITIES	10,468,000	4,441,800
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized, 750,000,000 shares, issued and, 56,117,600 and 56,023,921 shares outstanding as of June 30, 2011 and September 30, 2010 respectively (Note 4)	56,100	56,000
Additional paid-in capital (Note 4)	30,378,900	29,109,600
Accumulated deficit	(39,540,300)	(33,369,900)
Total stockholders’ equity	(9,105,300)	(4,204,300)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,362,700	$237,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,170,400)	$(4,753,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,700	7,200
Amortization of discount on bridge notes issued	2,897,700	37,500
Stock-based compensation	1,225,400	859,900
Issuance of warrants for financing services	183,500	-
Gain on derivative liability valuation	(4,753,100)	-
Non-cash interest expense	3,171,800	-
Doubtful debt write-off	-	13,400
Changes in operating assets and liabilities:
Accounts receivable	(1,100)	(8,000)
Prepaids and other current assets	17,800	(16,100)
Accounts payable	75,400	(169,300)
Accrued liabilities	83,400	69,000
Deferred compensation	24,100	17,500
Accrued patient costs	-	(161,500)
Security deposits on leases	100	(14,600)
Net cash used in operating activities	(3,236,700)	(4,118,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of office furniture and equipment	(19,700)	(8,900)
Net cash used in investing activities	(19,700)	(8,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note	(24,700)	(69,800)
Repayment of lease	(3,800)	(1,500)
New equipment lease	15,900	-
Proceeds from bridge notes - secured	1,900,000	250,000
Proceeds from bridge notes - unsecured	2,500,000	-
Prepaid offering costs	(282,300)	-
Proceeds from sale of common stock, net of offering costs	-	2,995,400
Net cash provided by financing activities	4,105,100	3,174,100

Net increase (decrease) in cash	848,700	(953,000)
Cash, beginning of period	62,000	988,100
Cash, end of period	$910,700	$35,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,800	$8,200
Income taxes	$1,300	$2,400
Non-cash financing activities:
Shares issued for accounts payable	$44,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended June 30, 2011	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2010 (Audited)	56,023,921	$56,000	$29,109,600	$(33,369,900)	$(4,204,300)
Stock- based compensation	-	-	1,225,400	-	1,225,400
Stock issued for consulting services paid in-lieu of cash	93,679	100	43,900		44,000
Net loss for the nine months ended June 30, 2011	-	-	-	(6,170,400)	(6,170,400)
Balance at June 30, 2011	56,117,600	$56,100	$30,378,900	$(39,540,300)	$(9,105,300)

For the nine months ended June 30, 2010	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2009 (Audited)	41,781,129	$41,800	$24,044,000	$(25,195,900)	$(1,110,100)
Stock- based compensation	-	-	859,900	-	859,900
Issuance of stock in connection with the Maxim PIPE net of offering costs of $540,600	11,786,666	11,800	2,983,600	-	2,995,400
Warrants issued in association with the Maxim PIPE	-	-	7,615,100	-	7,615,100
Offering cost pertaining to the Maxim PIPE	-	-	(7,615,100)	-	(7,615,100)
Value of warrants surrendered for cashless exercise	-	-	(415,800)	-	(415,800)
Stock issued for cashless exercise	2,456,126	2,400	413,400	-	415,800
Beneficial conversion feature - Secured convertible promissory note	-	-	225,000		225,000
Net loss for the nine months ended June 30, 2010	-	-	-	(4,753,200)	(4,753,200)
Balance at June 30, 2010	56,023,921	$56,000	$28,110,100	$(29,949,100)	$(1,783,000)

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

Basis of Consolidation

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries CNS California and NTC.  Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2011 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The September 30, 2010 balance sheet was derived from our audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended September 30, 2010 which are included in our current report on Form 10-K, filed with the Securities and Exchange Commission on December 21, 2010.

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

The results of operations for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2011.

Offering Costs

The Company applies ASC topic 505-10, “Costs of an Equity Transaction”, for recognition of offering costs. In accordance with ASC 505-10, the Company treats incremental direct costs incurred to issue shares classified as equity, as a reduction of the proceeds. Direct costs incurred before shares classified as equity are issued, are classified as an asset until the stock is issued. Indirect costs such as management salaries or other general and administrative expenses and deferred costs of an aborted offering are expensed.

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

On September 26, 2010, the Company’s board of directors approved a term sheet to modify the terms of six convertible notes outstanding at that date in order to induce additional investment in the form of convertible debt. The original convertible notes were due in December 2010 with accrued interest at 9%, convertible into common shares at $0.50 per share and had warrants exercisable at strike price between $0.50 and $0.56. The Company modified the terms of these notes to be due 12 months from the modification date with accrued interest at 9%, convertible into common shares at $0.30 per share, 50% warrant coverage exercisable at $0.30 per share and increased the principal for accrued interest through the modification date. Both the convertible note and warrants contained ratchet provisions, which under ASC 815 required bifurcation of the conversion feature and warrants for derivative liability treatment. As of September 30, 2010 the derivative liability was $2,061,900, which was comprised of the warrant liability of $889,100 and the debt conversion option liability of $1,172,800.  During the nine months ended June 30, 2011, an additional $4,500,000 of convertible promissory notes were sold and associated 7,499,989 warrants were issued along with 466,664 warrants issued to the placement agent.

Furthermore, all derivative liabilities were revalued as of June 30, 2011 in accordance with ASC 815.  As of June 30, 2011 the derivative liability was $4,906,700, which was comprised of a warrant liability of $2,489,900 and a debt conversion option liability of $2,416,800.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s warrant liability is carried at fair value totaling $2,489,900 and $889,100 as of June 30, 2011 and September 30, 2010 respectively.  The Company’s conversion option liability is carried at fair value totaling $2,416,800 and $1,172,800 as of June 30, 2011 and September 30, 2010 respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

June 30, 2011
Annual dividend yield	-
Expected life (years)	1.0-3.5
Risk-free interest rate	1.75%
Expected volatility	146%-289%

	Carrying Value	Fair Value Measurements at
	as of	June 30, 2011
	June 30	Using Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3
Liabilities:
Fair value of warrant liability	$2,489,900	$-	$2,489,900	$-
Secured convertible promissory note	2,112,400	-	3,023,900	-
Unsecured convertible promissory note	785,300	-	2,500,000	-
Fair value of conversion option liability	2,416,800	-	2,416,800	-
Total	$7,804,400	$-	$10,430,600	$-

For the three months ending December 31, 2010 the Company recognized a gain of $4,217,500 on the change in fair value of derivative liabilities.  For the three months ending March 31, 2011 the Company recognized a loss of $(3,963,300) on the change in fair value of derivative liabilities.  For the three months ending June 30, 2011 the Company recognized a gain of $4,498,900 on the change in fair value of derivative liabilities.  Consequently, for the nine months ending June 30, 2011 the Company recognized a net gain of $4,753,100 on the change in fair value of derivative liabilities.  The Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. This guidance will be effective for the Company beginning in fiscal 2013. The Company does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

3.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

2009 Private Placement Transactions (“Maxim PIPE”)

On August 26, 2009, we received gross proceeds of approximately $2,043,000 in the first closing of our private placement transaction (also referred to as the Maxim PIPE), with six accredited investors.  Pursuant to Subscription Agreements entered into with the investors, we sold approximately 38 Investment Units at $54,000 per Investment Unit.  Each “Investment Unit” consists of 180,000 shares of our common stock and a five year non-callable warrant to purchase 90,000 shares of our common stock at an exercise price of $0.30 per share.  After commissions and expenses, we received net proceeds of approximately $1,792,300 upon the first closing of our private placement.  On December 24, 2009, we had a second closing of our private placement in which we received additional gross proceeds of approximately $2,996,000 from 24 accredited investors.  At the second closing, we sold approximately 55 Investment Units on the same terms and conditions as the Investment Units sold at the first closing.  After commissions and expenses, we received net proceeds of approximately $2,650,400 in connection with this second closing of our private placement.  On December 31, 2009, we had a third closing of our private placement in which we received additional gross proceeds of approximately $432,000 from five accredited investors.  At the third closing, we sold eight Investment Units on the same terms and conditions as the Investment Units sold at the first closing. After commissions and expenses, we received net proceeds of approximately $380,200 in connection with this third closing of our private placement.  On January 4, 2010, the Company completed its fourth and final closing of its private placement, resulting in additional gross proceeds to the Company of $108,000 from two accredited investors.  At this fourth closing, we sold two Investment Units on the same terms and conditions as the Investment Units sold at the first closing. After commissions and expenses, we received net proceeds of approximately $95,000 in connection with this final closing of our private placement.   These private placement transactions are described in further detail in “Liquidity and Capital Resources” below and Note 3 to the audited consolidated financial statements.

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

2010 & 2011 Private Placement Transactions

During 2010 and 2011 we entered into a series of Bridge Note and Warrant Purchase Agreements as described in detail below.  On September 26, 2010, the Company’s Board approved an approximate aggregate offering amount of $3 million in secured convertible promissory notes (the “October Notes”) by January 31, 2011, including for the exchange of Bridge Notes and Deerwood Notes and interest on those notes.  The fund raising efforts were successful and new notes in the aggregate principal amount of $3,023,938 and warrants to purchase 5,039,889 shares of common stock were issued by November 12, 2010.

On November 23, 2010 the Company’s Board approved an approximate aggregate offering amount of $5 million in subordinated convertible promissory notes (the “Unsecured Notes”) by July 31, 2011.  From January 20, 2011 through to April 25, 2011, the Company issued Unsecured Notes in an aggregate principal amount of $2,500,000 and warrants to purchase 4,166,660 shares of common stock to twelve accredited investors.

The securities issued under the 2010 and 2011 Bridge Note and Warrant Purchase Agreements are summarized in the following table and notes:

			As of June 30, 2011
Note Type and Investor		Due Date	Balance($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date

Secured 9% Notes Convertible at $0.30 (the “October Notes”) (12)

John Pappajohn	(1)	10/1/2011	$761,700	$(190,400)	$571,300	1,269,478	9/30/2017
Deerwood Partners, LLC	(2)	11/3/2011	256,100	(96,000)	160,100	256,125	11/2/2017
Deerwood Holdings, LLC	(2)	11/3/2011	256,100	(96,000)	160,100	256,125	11/2/2017
SAIL Venture Partners, LP	(3)	11/3/2011	-	-	-	341,498	11/2/2017
SAIL Venture Partners, LP	(3)	10/1/2011	250,000	(62,500)	187,500	416,666	9/30/2017
Fatos Mucha	(10)	10/12/2011	100,000	(25,000)	75,000	166,666	10/11/2017
Andy Sassine	(4)	10/11/2011	500,000	(125,000)	375,000	833,333	10/10/2017
JD Advisors	(10)	10/21/2011	150,000	(43,700)	106,300	250,000	10/20/2017
Queen Street Partners	(10)	10/28/2011	100,000	(29,200)	70,800	166,666	10/27/2017
BGN Acquisitions	(2)	11/3/2011	250,000	(93,700)	156,300	416,666	11/2/2017
Highland Long/Short Fund Healthcare Fund	(5)	11/11/2011	400,000	(150,000)	250,000	666,666	11/9/2017
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	33,333	10/11/2015
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	133,333	11/11/2015
Total Secured Convertible Promissory notes		10/1/11 - 11/11/11	$3,023,900 $	$(911,500)	$2,112,400	5,206,555	2015 - 2017

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unsecured 9% Notes Convertible at $0.30  (the “Unsecured Notes”)  (13)
Note Type and Investor		Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
Meyer Proler MD	(7)	1/20/2012	$50,000	$(27,100)	$22,900	83,333	1/19/2018
William F. Grieco	(10)	2/3/2012	100,000	(58,300)	41,700	166,666	2/2/2018
Edward L. Scanlon	(10)	2/7/2012	200,000	(116,700)	83,300	333,333	2/6/2018
Robert Frommer Family Trust	(8)	2/15/2012	50,000	(9,400)	40,600	83,333	2/14/2018
Paul Buck	(9)	2/15/2012	50,000	(9,400)	40,600	83,333	2/14/2018
Andy Sassine	(4)	2/23/2012	200,000	(125,000)	75,000	333,333	2/22/2018
SAIL Venture Partners, LP	(3)	2/28/2012	187,500	(125,000)	62,500	312,500	2/26/2018
SAIL 2010 Co-Investment Partners, LP	(3)	2/28/2012	62,500	(41,700)	20,800	104,166	2/26/2018
Highland Long/Short Healthcare Fund	(5)	2/28/2012	400,000	(266,700)	133,300	666,666	2/26/2018
Monarch Capital: Placement Agent Warrants	(6)	2/28/2012	-	-	-	183,332	2/27/2016
Rajiv Kaul	(10)	3/3/2012	100,000	(66,700)	33,300	166,666	3/2/2018
Meyer Proler MD	(7)	4/05/2012	50,000	(37,500)	12,500	83,333	4/04/2018
SAIL Venture Partners, LP	(3)	4/15/2012	250,000	(197,900)	52,100	416,666	4/14/2018
SAIL 2010 Co-Investment Partners, LP	(3)	4/15/2012	250,000	(197,900)	52,100	416,666	4/14/2018
John M Pulos	(10)	4/22/2012	150,000	(118,700)	31,300	250,000	4/21/2018
SAIL Venture Partners, LP	(3)	4/25/2012	125,000	(99,000)	26,000	208,333	4/24/2018
SAIL 2010 Co-Investment Partners, LP	(3)	4/25/2012	125,000	(99,000)	26,000	208,333	4/24/2018
Cummings Bay Capital LP	(5)	4/25/2012	150,000	(118,700)	31,300	250,000	4/24/2018
Monarch Capital: Placement Agent Warrants	(6)	4/25/2012	-	-	-	66,666	4/24/2016
Antaeus Capital: Placement Agent Warrants	(11)	4/25/2012	-	-	-	50,000	4/21/2016
Total Unsecured Convertible Promissory notes		1/20/2012 – 04/25/2012	$2,500,000	$(1,714,700)	$785,300	4,466,658	2016 - 2018

Totals			$5,523,900	$(2,626,400)	$2,897,700	9,673,213

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

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 1, 2010, we entered into a Note and Warrant Purchase Agreement (the “October Purchase Agreement”) with John Pappajohn, pursuant to which we issued to Mr. Pappajohn October Notes in the aggregate principal amount of $761,700 and warrants to purchase up to 1,269,477 shares of common stock. The Company received $250,000 in gross proceeds from the issuance of October Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 416,666 shares.  We also issued October Notes in the aggregate principal amount of $511,700, and related warrants to purchase up to 852,812 shares, to Mr. Pappajohn in exchange for the cancellation of the two Bridge Notes originally issued to him on June 3, 2010 and July 25, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and a warrant to purchase up to 250,000 shares originally issued to him on July 25, 2010. The transaction closed on October 1, 2010.

(2)	Dr. George Kallins is a Director of the Company and together with his wife controls Deerwood Partners, LLC and Deerwood Holding, LLC. He is also the General Partner of BGN Acquisitions Ltd. LP.

On July 5, 2010 and August 20, 2010, we issued unsecured promissory notes (each, a “Deerwood Note”) in the aggregate principal amount of $500,000 to Deerwood Partners LLC and Deerwood Holdings LLC, with each investor purchasing two notes in the aggregate principal amount of $250,000.   The Deerwood Notes were to mature on December 15, 2010.  We received $250,000 in gross proceeds from the issuance of the first two notes on July 5, 2010 and another $250,000 in gross proceeds from the issuance of the second two notes on August 20, 2010.   In connection with the August 20, 2010 transaction, each of the two investors also received a warrant to purchase up to 75,000 shares of our common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) of $0.56 per share.

SAIL Venture Partners L.P. (“SAIL”) issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under each Deerwood Note.  SAIL’s general partner is SAIL Venture Partners, LLC, of which our director David Jones is a senior partner.  The obligations under each guaranty were independent of our obligations under the Deerwood Notes and separate actions could be brought against the guarantor.  We entered into an oral agreement to indemnify SAIL and grant to SAIL a security interest in our assets in connection with the guaranties. In addition, on August 20, 2010, we granted SAIL warrants to purchase up to an aggregate of 100,000 shares of common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) of $0.56 per share.

Each Deerwood Note accrued interest at a rate of 9% per annum and was convertible into shares of our common stock at a conversion price of $0.50.  The conversion price was subject to customary anti-dilution adjustments, but would never be less than $0.30.

On November 3, 2010, Deerwood Partners LLC, Deerwood Holdings LLC and BGN Acquisition Ltd.LP, executed the October Purchase Agreement.  In connection therewith, we issued October Notes in the aggregate principal amount of $762,300 and warrants to purchase up to 1,270,414 shares of common stock, as follows:  (a) We received $250,000 in gross proceeds from the issuance to BGN Acquisition Ltd., LP, of October Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 416,666 shares.  (b)  We also issued October Notes in the aggregate principal amount of $512,300, and related warrants to purchase up to 512,250 shares, to Deerwood Holdings LLC and Deerwood Partners LLC, in exchange for the cancellation of the Deerwood Notes originally issued on July 5, 2010 and August 20, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and warrants to purchase an aggregate of up to 150,000 shares originally issued on August 20, 2010.  The related guaranties and oral indemnification and security agreement that had been entered into in connection with the Deerwood Notes were likewise terminated.   SAIL, of which our director David Jones is a senior partner of the general partner, issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under the October Notes issued to such investors.  The obligations under each guaranty are independent of our obligations under the October Notes and separate actions may be brought against the guarantor.  In connection with its serving as guarantor, we granted SAIL warrants to purchase up to an aggregate of 341,498 shares of common stock.  The warrants to purchase 100,000 shares of common stock previously granted to SAIL on August 20, 2010 were canceled.

(3)	Mr. Dave Jones is a Director of the Company and is a senior partner of the general partner of SAIL Venture Partners, LP. of which SAIL 2010 Co-Investment Partners, L.P. is an affiliate.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)	Mr. Andy Sassine is an accredited investor and has become a beneficial owner of more than 5% of our outstanding common stock.

(5)
Highland Long/Short Healthcare Fund, whose Portfolio Manager is Michael Gregory, has become a beneficial owner of more than 5% of our outstanding common stock.  .  For purposes of the beneficial ownership calculations in accordance with the rules of the Securities and Exchange Commission, Mr. Gregory is deemed to have voting and investment power over the Company’s securities held by both Highland Long/Short Healthcare Fund and Cummings Bay Capital, LP.

(6)
Monarch Capital Group LLC (“Monarch”) acted as non-exclusive placement agent with respect to the October 12, 2010 placement of October Notes in the aggregate principal amount of $100,000 and related warrants, pursuant to an engagement agreement, dated September 30, 2010, between us and Monarch. Under the engagement agreement, in return for its services as non-exclusive placement agent, Monarch was entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of October Notes to investors introduced to the Company by Monarch; (b) a cash expense allowance equal to 2% of the gross proceeds raised from the sale of October Notes to such investors; and (c) five-year warrants (the “2010 Placement Agent Warrants”) to purchase common stock of the Company equal to 10% of the shares issuable upon conversion of October Notes issued to such investors.  In connection with the October 12, 2010 closing, Monarch received a cash fee of $10,000 and a cash expense allowance of $2,000 and, on October 25, 2010, received 2010 Placement Agent Warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $0.33 per share.

Monarch has also acted as non-exclusive placement agent with respect to the placement of Unsecured Notes in the aggregate principal amount of $550,000 and related warrants, pursuant to an engagement agreement, dated January 19, 2011 which has the same terms as the September 30, 2010 agreement between us and Monarch.  In connection with acting as nonexclusive placement agent with respect to Unsecured Notes in the aggregate principal amount of $550,000 and related warrants, Monarch received aggregate cash fees of $55,000 and an aggregate cash expense allowance of $11,000 and five-year warrants (the “2011 Placement Agent Warrants”) to purchase an aggregate of up to 183,332 shares of the Company’s common stock at an exercise price of $0.33 per share. The 2011 Placement Agent Warrants have an exercise price equal to 110% of the conversion price of the Unsecured Notes and an exercise period of five years. The terms of the 2011 Placement Agent Warrants, except for the exercise price and period, are identical to the terms of the warrants related to the Unsecured Notes.

Monarch has acted as non-exclusive placement agent with respect to the placement of certain of the abovementioned Unsecured Notes in the aggregate principal amount of $200,000 and related warrants, pursuant to an engagement agreement, dated January 19, 2011 which has the same terms as the abovementioned September 30, 2010 agreement between us and Monarch. In connection with acting as nonexclusive placement agent with respect to two Unsecured Notes dated April 5, 2011 and April 25, 2011 in the aggregate principal amount of $200,000 and related warrants, Monarch received aggregate cash fees of $20,000 and an aggregate cash expense allowance of $4,000 and 2011 Placement Agent Warrants to purchase an aggregate of up to 66,666 shares of the Company’s common stock at an exercise price of $0.33 per share.

(7)	Dr. Meyer Proler is an accredited investor who provides medical consulting services to the Company.

(8)	The Robert Frommer Family Trust is an accredited investor, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter.

(9)	Mr. Paul Buck is the Chief Financial Officer of the Company.

(10)	All these investors are accredited.

(11)
Antaeus Capital, Inc. acted as non-exclusive placement agent with respect to the placement of Unsecured Notes. in the aggregate principal amount of $150,000 and related warrants, pursuant to an engagement agreement, dated April 15, 2011, between us and Antaeus. Under the engagement agreement, in return for its services as non-exclusive placement agent, Antaeus is entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of Unsecured Notes to investors introduced to us by Antaeus; and (b) 2011 Placement Agent Warrants to purchase the Company’s common stock equal to 10% of the gross amount of securities sold to such investors. In connection with acting as nonexclusive placement agent with respect to Unsecured Notes in the aggregate principal amount of $150,000 and related warrants, Antaeus received aggregate cash fees of $15,000 and 2011 Placement Agent Warrants to purchase an aggregate of up to 50,000 shares of the Company’s common stock at an exercise price of $0.33 per share.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(12)
The October Purchase Agreement provides for the issuance and sale of October Notes, for cash or in exchange for outstanding convertible notes, in the aggregate principal amount of up to $3,000,000 plus an amount corresponding to accrued and unpaid interest on any exchanged notes, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the October Notes.  The agreement provides for multiple closings, but mandates that no closings may occur after January 31, 2011.  The October Purchase Agreement also provides that the Company and the holders of the October Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the October Notes and the related warrants.

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

(13)
The 2011 Note and Warrant Purchase Agreement (the” January Purchase Agreement”) provides for the issuance and sale of Unsecured Notes in the aggregate principal amount of up to $5,000,000, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the Unsecured Notes, in one or multiple closings to occur no later than July 31, 2011. The January Purchase Agreement also provides that the Company and the holders of the Unsecured Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the Unsecured Notes and the related warrants.

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

As of June 30, 2011 outstanding secured convertible promissory notes (October Notes) were $3,023,900 (including $24,000 corresponding to accrued and unpaid interest on the exchanged notes) and debt discount was $911,500.  During the three month, and nine month periods ended June 30, 2011 the Company amortized $755,900, and $2,112,200 of the debt discount respectively.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2011 outstanding unsecured convertible promissory notes (Unsecured Notes) were $2,500,000 and debt discount was $1,714,700. During the three month and nine month periods ended June 30, 2011 the Company amortized $564,600 and $785,400 of the debt discount respectively.

The combined outstanding secured and unsecured convertible promissory notes as of June 30, 2011 were $5,523,900 and debt discounts were $2,626,400. During the three month and nine month periods ended June 30, 2011 the Company amortized $1,320,500 and $2,897,600 of the debt discount respectively.

In connection with our application to list our securities on the TSXV and the contemplated public offering of securities in Canada and the United States, we have entered into the following agreements on June 3, 2011 with holders of our October Notes, Unsecured Notes, and related warrants:

1.           Holders of our convertible notes in the aggregate principal amount of $5,523,900 and holders of warrants to purchase 9,673,213 shares of our common stock issued in connection with our convertible notes and the related guaranties (representing 100% of the aggregate principal amount of notes and related warrants outstanding), have entered into an agreement with us, which we refer to as the “Agreement to Convert and Amend.”  Pursuant to the Agreement to Convert and Amend, holders have agreed to amend and convert their notes and to amend their warrants conditioned on the closing of an offering that yields gross proceeds to us of at least $10 million (the “proposed offering”). Assuming such condition is met, the amendments to the notes and warrants would be effective immediately prior to the closing of the proposed offering.  The amendments would remove the restrictive covenants imposed on us by the October Purchase Agreement and January Purchase Agreement, restate the conversion provisions to permit conversion solely in connection with the proposed offering, remove full ratchet anti-dilution protection from the terms of the notes and the warrants, and change the expiration dates of all warrants to June 30, 2016, unless the warrants, by their current terms, expire sooner.  The related conversion would be effective immediately prior to the closing of the proposed offering.  Assuming the proposed offering had been consummated on June 30, 2011, notes in the aggregate principal amount and accrued interest through June 30, 2011 of approximately $5,781,300 would have been converted into 19,270,833 shares of our common stock.  As consideration for the above amendments and conversions, we expect to issue warrants to purchase an aggregate of 4,603,270 shares of our common stock to holders of our notes and related warrants, with each holder receiving a warrant to purchase a number of shares of common stock corresponding to 25% of the number of shares issuable upon conversion of the principal amount of his or her notes.

2.            Holders of 100% of our 2010 Placement Agent Warrants and 2011 Placement Agent Warrants initially issued to Monarch Capital Group LLC and Antaeus Capital, Inc. have agreed to amend such warrants to remove full ratchet anti-dilution protection from the terms of the warrants.  This amendment is conditioned on the closing of the proposed offering, provided that the proposed offering yields gross proceeds to us of at least $10 million, and is effective immediately prior to the closing of the proposed offering.  As consideration for this amendment, we expect to issue warrants to purchase an aggregate of 116,664 shares of our common stock to such holders, with each holder receiving a warrant to purchase a number of shares of common stock corresponding to 25% of the number of shares issuable upon exercise of their placement agent warrants.

4.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of June 30, 2011 the Company is authorized to issue 750,000,000 shares of common stock.

As of June 30, 2011, CNS California is authorized to issue 100,000,000 shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of June 30, 2011, Colorado CNS Response, Inc. is authorized to issue 1,000,000 shares of common stock.

As of June 30, 2011, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue 10,000 shares of common stock, no par value per share.

On April 25, 2011 we issued 93,679 shares of common stock as payment in lieu of cash for an aggregate amount of $44,029 owed to two vendors who had provided consulting services to the Company.  These shares were issued to these vendors, who were also accredited investors, at $0.47 per share. This was based on the quoted closing price of the Company’s stock on March 11, 2011, which was the date that our Board approved this stock issuance.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2011, 2,124,740 options were exercised and there were 15,725,121 options and 183,937 restricted shares outstanding under the amended 2006 Plan leaving 1,966,202 shares available for issuance of future awards.

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the periods ended June 30, 2011 and 2010 is as follows:

	For the three months ended June 30,
	2011	2010
Cost of Neurometric Services revenues	$2,500	$6,600
Research and development	45,800	107,000
Sales and marketing	48,800	58,700
General and administrative	282,900	267,200
Total	$380,000	$439,500

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended June 30,
	2011	2010
Cost of Neurometric Services revenues	$7,600	$15,500
Research and development	221,200	250,700
Sales and marketing	160,200	123,900
General and administrative	836,400	469,800
Total	$1,225,400	$859,900

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2010	15,670,973	$0.62
Granted	-	-
Exercised	-	-
Forfeited	(420,852)	0.69
Outstanding at December 31, 2010	15,250,121	$0.62
Granted	475,000	0.47
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2011	15,725,121	$0.62
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2011	15,725,121	$0.62

Following is a summary of the status of options outstanding at June 30, 2011:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price

$0.12	859,270	10 years	$0.12
$0.132	987,805	7 years	$0.132
$0.30	135,700	10 years	$0.30
$0.59	28,588	10 years	$0.59
$0.80	140,000	10 years	$0.80
$0.89	968,875	10 years	$0.89
$0.96	352,974	10 years	$0.96
$1.09	2,513,549	10 years	$1.09
$1.20	243,253	5 years	$1.20
$0.40	856,000	10 years	$0.40
$0.47	475,000	10 years	$0.47
$0.51	41,187	10 years	$0.51
$0.55	8,122,920	10 years	$0.55
Total	15,725,121		$0.62

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with our application to list our shares of common stock on the TSXV, we have entered into agreements on June 3, 2011 with the majority of our option holders pursuant to which holders of options to purchase an aggregate of 13,190,658 shares of our common stock, at exercise prices ranging from $0.12 per share to $1.09 per share, have agreed to amend their options to permit exercise only in cash and to limit the period during which the options may be exercised post-termination to 90 days (for employees) and twelve months (for consultants).

Furthermore, in connection with the application, we have agreed to freeze any further grants or exercises of securities under the 2006 Plan and adopt a new stock incentive plan subject to and in connection with the completion of this proposed offering. The new plan, which we refer to as the 2011 Stock Incentive Plan, would be subject to approval by our stockholders, which we expect to seek at a meeting of stockholders to be called as soon as practicable following completion of the proposed offering.

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

Warrants to Purchase	Exercise Price	Issued in Connection With:
5,893,334 shares	$0.30	Associated with the second, third and fourth closing of the 2009 private placement transaction of 11,786,667 shares at $0.30 with 50% warrant coverage as described in Note 3.

1,200,267 shares	$0.33	Associated with warrants for the lead and secondary placement agents for private placement as described in Note 3.

(3,333,333) shares	$0.30	These warrants were surrendered in a net issue exercise and 2,456,126 shares were issued in lieu of cash.

500,000 shares	$0.30
These warrants were granted to individual staff members of Equity Dynamics, Inc. a Company owned by Mr. Pappajohn, for their efforts in providing consulting services associated with the Company’s financing activities.

852,812 shares	$0.30
These warrants were issued to Mr. John Pappajohn, a Director of the Company, pursuant to the October Note and Warrant Purchase agreement described in note 3; whereby two outstanding convertible notes of $250,000 each, issued on June 3 and July 25, 2010 respectively, and 250,000 outstanding warrants issued on July 25, 2010, with an exercise price of $0.50,  were cancelled and exchanged on October 1, 2010 for two October Notes of $250,000 each plus unpaid interest and warrants to purchase 852,812 shares of common stock.

256,125 shares	$0.30
These warrants were issued to Deerwood Partners, LLC which is controlled by Dr. George Kallins, a Director of the Company, pursuant to the October Note and Warrant Purchase Agreement described in note 3; whereby two Deerwood Notes of $125,000 each, issued on July 5 and August 20, 2010 respectively, and 75,000 outstanding warrants issued on August 20, 2010, with an exercise price of $0.56 were, cancelled and exchanged on November 3, 2010 for two October Notes of $125,000 each plus unpaid interest and warrants to purchase 256,125 shares of common stock.

256,125 shares	$0.30
These warrants were issued to Deerwood Holdings, LLC which is controlled by Dr. George Kallins, a Director of the Company, pursuant to the October Note and Warrant Purchase Agreement described in note 3; whereby the two Deerwood Notes of $125,000 each, issued on July 5 and August 20, 2010 respectively, and 75,000 outstanding warrants issued on August 20, 2010, with an exercise price of $0.56, were cancelled and exchanged on November 3, 2010 for two October notes of $125,000 each plus unpaid interest and warrants to purchase 256,125 shares of common stock.

341,498 shares	$0.30
These warrants were issued to SAIL, of which Mr. David Jones, a Director of the Company, is a senior partner of the general partner.  SAIL had undertaken to guarantee the four abovementioned Deerwood notes which were issued on July 5 and August 20, 2010.  For this guarantee SAIL was issued 100,000 warrants on August 20, 2010 with an exercise price of $0.56.  Upon the cancellation and exchange of the Deerwood Notes on November 3, 2010, SAIL undertook to guarantee the four replacement October Notes,  in exchange for the cancellation of the SAIL’s 100,000 outstanding warrants which were replaced with new warrants in the amount of 341,498.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2010, there were warrants outstanding to purchase 21,504,313 shares of the Company’s common stock which includes a net 1,206,560 shares which were the result of the cancellation and reissuance of warrants in accordance with the October Purchase Agreement detailed above and in Note 3.

For the three months ended December 31, 2010, no warrants were exercised and an additional 3,499,995 warrants were issued as follows:

3,333,329 shares	$0.30
These warrants were issued to eight investors who purchased notes for $2,222,220 pursuant to the October Purchase Agreement described in note 3.  These investors included three directors of the Company, Mr. David Jones, Mr. John Pappajohn and Dr. George Kallins, each of whom purchased notes for $250,000 ($750,000 in aggregate) either directly or through an entity that they control.

166,666 shares	$0.33	These warrants were issued to Monarch Capital who acted as placement agents in raising $500,000 from two investors who purchase notes pursuant to the October Purchase agreement described in note 3.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2011, no warrants were exercised and an additional 2,516,661 warrants were issued as follows:

2,333,329 shares	$0.30
These warrants were issued to ten investors who purchased notes for $1,400,000 pursuant to the January Purchase Agreement described in note 3.  Of the ten accredited investors in the January, seven have previous relationships with the Company as follows: 1) an Unsecured Note in the principal amount of $50,000, and a warrant to purchase 83,333 shares, were issued to the Company’s Chief Financial Officer, Paul Buck, 2) an Unsecured Note in the principal amount of $187,500, and a warrant to purchase 312,500 shares, were issued to SAIL Venture Partners, LP, of which David Jones, a director of the Company, is a senior partner of the general partner, 3) an Unsecured Note in the principal amount of $62,500, and a warrant to purchase 104,166 shares, were issued to SAIL 2010 Co-Investment Partners, L.P., an entity likewise affiliated with Mr. Jones, 4) two Unsecured Notes in the principal amount of $400,000 and $200,000 respectively (for an aggregate of $600,000), and two warrants to purchase 666,666 shares and 333,333 shares, respectively (for an aggregate of 999,999 shares), were issued to two investors who had first invested in the Company in October 2010, 5) an Unsecured Note in principal amount of $50,000 and a warrant to purchase 83,333 shares were issued to a prior investor who also provides medical consulting services to the Company, and 6) an Unsecured Note in the principal amount of $50,000 and a warrant to purchase 83,333 shares, was issued to a trust, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter.

183,332 shares	$0.33
These warrants were issued Monarch Capital who acted as placement agents in raising $550,000 from three investors who purchase Unsecured Notes pursuant to the January Note and Warrant Purchase agreement described in note 3.

For the three months ended June 30, 2011, no warrants were exercised, 42,332 warrants expired and an additional 1,949,997 warrants were issued as follows:

1,833,331 shares	$0.30
These warrants were issued to five investors who purchased notes for $1,100,000 pursuant to the January Purchase Agreement described in Note 3.  Of the five accredited investors in the January, four have previous relationships with the Company as follows: 1) an Unsecured Note in the principal amount of $50,000, and a warrant to purchase 83,333 shares, were issued to Meyer Proler MD who first invested in the Company in October 2010, 2) an Unsecured Note in the principal amount of $250,000 and $125,000 respectively, and a warrant to purchase 416,666 and 208,333 respectively, shares, were issued to SAIL Venture Partners, LP, of which David Jones, a director of the Company, is a senior partner of the general partner, 3) an Unsecured Note in the principal amount of $250,000 and $125,000 respectively, and a warrant to purchase 416,666 and 208,333 shares, respectively, were issued to SAIL 2010 Co-Investment Partners, LP, an affiliate of SAIL Venture Partners, L.P., 4) an Unsecured Note in the principal amount of $150,000, and a warrant to purchase 250,000 shares, were issued to Cummins Bay Capital LP which has the same fund manager as Highland Long/Short Healthcare Fund which first invested Company in October 2010, 5) an Unsecured Note in the principal amount of $150,000, and a warrant to purchase 250,000 shares, were issued to John M. Pulos, a new investor.

116,666 shares	$0.33
These warrants were issued Monarch Capital who acted as placement agents in raising $200,000 from two investors who purchase Unsecured Notes pursuant to the January Purchase Agreement described in Note 3 and Antaeus Capital, Inc who acted as placement agent in raising $150,000 from one investor who is purchased Unsecured Notes pursuant to the Note and Warrant Purchase agreement described in Note 3.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2011, there were warrants outstanding to purchase 29,428,635 shares of the Company’s common stock.  The exercise price of the outstanding warrants range from $0.01 to $1.812 with a weighted average exercise price of $0.49.  The warrants expire at various times 2011 through 2018.

In connection with our application to list our securities on the TSXV and the contemplated public offering of securities in Canada and the United States, we have entered into the following agreements on June 3, 2011 with holders of our October Notes, Unsecured Notes, and related warrants:

1.           Holders of our convertible notes in the aggregate principal amount of $5,523,900 and holders of warrants to purchase 9,673,213 shares of our common stock issued in connection with our convertible notes and the related guaranties (representing 100% of the aggregate principal amount of notes and related warrants outstanding), have entered into an agreement with us, which we refer to as the “Agreement to Convert and Amend.”   Pursuant to the Agreement to Convert and Amend, holders have agreed to amend and convert their notes and to amend their warrants conditioned on the closing of the proposed offering, provided that this proposed offering yields gross proceeds to us of at least $10 million. Assuming such condition is met, the amendments to the notes and warrants would be effective immediately prior to the closing of this proposed offering.  The amendments would remove the restrictive covenants imposed on us by the October Purchase Agreement and January Purchase Agreement, restate the conversion provisions to permit conversion solely in connection with the proposed offering, remove full ratchet anti-dilution protection from the terms of the notes and the warrants, and change the expiration dates of all warrants to June 30, 2016, unless the warrants, by their current terms, expire sooner.  The related conversion would be effective immediately prior to the closing of the proposed offering.  Assuming the proposed offering had been consummated on June 30, 2011, notes in the aggregate principal amount and accrued interest through June 30, 2011 of approximately $5,781,300 would have been converted into 19,270,833 shares of our common stock.  As consideration for the above amendments and conversions, we expect to issue warrants to purchase an aggregate of 4,603,270 shares of our common stock to holders of our notes and related warrants, with each holder receiving a warrant to purchase a number of shares of common stock corresponding to 25% of the number of shares issuable upon conversion of the principal amount of his or her notes.

2.           Holders of 100% of our 2010 Placement Agent Warrants and 2011 Placement Agent Warrants initially issued to Monarch Capital Group LLC and Antaeus Capital, Inc. have agreed to amend such warrants to remove full ratchet anti-dilution protection from the terms of the warrants.  This amendment is conditioned on the closing of the proposed offering, provided that the proposed offering yields gross proceeds to us of at least $10 million, and is effective immediately prior to the closing of the proposed offering.  As consideration for this amendment, we expect to issue warrants to purchase an aggregate of 116,664 shares of our common stock to such holders, with each holder receiving a warrant to purchase a number of shares of common stock corresponding to 25% of the number of shares issuable upon exercise of their placement agent warrants.

3.           Holders of warrants exercisable for 500,000 shares of common stock, which were initially issued on July 5, 2010, have agreed to amend their warrants to change the expiration date of such warrants to the date that is the fifth anniversary of the initial listing of our shares on the TSXV. This amendment is conditioned on the closing of the proposed offering, provided that the proposed offering yields gross proceeds to us of at least $10 million and that shares of our common stock are listed on the TSXV, and is effective immediately prior to the closing of the proposed offering.

5.	RELATED PARTY TRANSACTIONS

As at June 30, 2010, accrued consulting fees included $27,000 due to Dr. Henry Harbin, a director in accordance with a 12 month consulting agreement, the first term of which ended on December 31, 2010.  The agreement was automatically renewed for an additional 12 month term effective January 1, 2011.  In December, 2010 a payment of $9,000 was made to that director in connection with the consulting agreement. As at June 30, 2011, $36,000 was accrued for this director under the consulting agreement and a further $9,000 was paid in March, 2011.

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

On October 1, 2010, the Company entered into the October Purchase Agreement with John Pappajohn to purchase a secured promissory note in the principal amount of $250,000. Additionally, the Company entered into the October Purchase Agreement with SAIL Venture Partners, LP, of which our Director, David Jones, is a senior partner of the general partner, to purchase an October Note in the principal amount of $250,000.  For further detail, please refer to the section 2010 Promissory Note Transactions in Note 3 above.

On November 3, 2010, the Company entered into the October Purchase Agreement with BGN Acquisitions Ltd. LP, of which our Director, Dr. George Kallins, is the general partner, to purchase a secured promissory note in the principal amount of $250,000. For further detail, please refer to the section 2010 Promissory Note Transactions in Note 3 above.

On November 24, 2010 the Board of Directors, excluding Mr. Pappajohn, resolved to ratify an engagement agreement with Equity Dynamics, Inc. a company owned by Mr. Pappajohn, to provide financial advisory serviced to assist the Company with the Company’s fund raising efforts.  These efforts have included advice and assistance with the preparation of Private Placement Memoranda, investor presentations, financing strategies, identification of potential and actual investors, and introductions to placement agents and investment bankers. The engagement agreement calls for a retainer fee of $10,000 per month starting February 1, 2010.  As of June 30, 2011 the Company had accrued $170,000 for the services provided by Equity Dynamics of which $90,000 has been paid, leaving $80,000 due and outstanding as at June 30, 2011.  The term of the agreement is for 12 months from its initiation and can be cancelled by either party, with or without cause, with 30 days written notice.

On February 15, 2011, pursuant to the January Purchase Agreement, we issued to Mr. Paul Buck, Chief Financial Officer of the Company, an Unsecured Note in the aggregate principal amount of $50,000 and related warrants to purchase up to 83,333 shares. Also on this date the Company pursuant to the January Purchase Agreement, issued an Unsecured Note in the aggregate principal amount of $50,000 and a warrant to purchase 83,333 shares to a trust, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter.

On February 23, 2011 an Unsecured Note in the aggregate principal amount of $200,000 and a warrant to purchase 333,333 shares of common stock was issued to Mr. Andy Sassine (an accredited investor who had previously invested in us and as a result of this purchase became a beneficial owner of more than 5% of our outstanding common stock).

On February 28, 2011, pursuant to the January Purchase Agreement, we issued to SAIL Venture Partners, LP Unsecured Notes in the aggregate principal amount of $187,500 and warrants to purchase up to 312,500 shares of common stock.  Additionally, we issued to SAIL 2010 Co-Investment Partners, L.P., an affiliate of SAIL Venture Partners, LP Unsecured Notes in the aggregate principal amount of $62,500 and warrants to purchase up to 104,166 shares of common stock.  We received $187,500 from SAIL Venture Partners, LP and $62,500 from SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $250,000 in gross proceeds.  Our Director, David Jones, is a senior partner of the general partner of SAIL Venture Partners, LP.  Also on February 28, 2011, pursuant to the 2011 Purchase Agreement, we issued an Unsecured Note in the aggregate principal amount of $400,000, and a warrant to purchase 666,666 shares of common stock to Highland Long/Short Healthcare Fund (which had previously invested in us and as a result of this purchase became a beneficial owner of more than 5% of our outstanding common stock).

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 15, 2011, pursuant to the January Purchase Agreement, we issued to SAIL Venture Partners, LP additional Unsecured Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 416,666 shares of common stock.  Additionally, we issued to SAIL 2010 Co-Investment Partners, L.P. Unsecured Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 416,666 shares of common stock.  We received $250,000 from each of SAIL Venture Partners, LP and SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $500,000 in gross proceeds.

On April 25, 2011, pursuant to the January Purchase Agreement, we issued to SAIL Venture Partners, LP further Unsecured Notes in the aggregate principal amount of $125,000 and warrants to purchase up to 208,333 shares of common stock and issued to SAIL 2010 Co-Investment Partners, L.P. Unsecured Notes in the aggregate principal amount of $125,000 and warrants to purchase up to 208,333 shares of common stock.  We received $125,000 from each of SAIL Venture Partners, LP and SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $250,000 in gross proceeds.  Also on April 25, 2011, pursuant to the 2011 Purchase Agreement, we issued an Unsecured Note in the aggregate principal amount of $150,000, and a warrant to purchase 250,000 shares of common stock to Cummings Bay Healthcare Fund which has the same fund manager as the Highland Long/Short Healthcare Fund (which had previously invested in us and as a result of that prior purchase had already become a beneficial owner of more than 5% of our outstanding common stock).

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

The following tables show operating results for the Company’s reportable segments, along with reconciliation from segment gross profit to (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:

The following table includes selected segment financial information as of June 30, 2011 related to total assets:

	Three Months ended June 30, 2011
	Neurometric Information Services	Clinic	Eliminations	Total
Revenues	$33,200	$172,800	$(8,200)	$197,800
Operating expenses:
Cost of revenues	37,800	8,200	(8,200)	37,800
Research and development	181,800	-	-	181,800
Sales and marketing	333,200	33,400		366,600
General and administrative	780,600	280,100	-	1,060,700
Total operating expenses	$1,333,400	$321,700	$(8,200)	$1,646,900
Income (Loss) from operations	$(1,300,200)	$(148,900)	$0	$(1,449,100)

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months ended June 30, 2010
	Neurometric Information Services	Clinic	Eliminations	Total
Revenues	$45,300	$119,300	$(5,400)	$159,200
Operating expenses:
Cost of revenues	32,800	5,400	(5,400)	32,800
Research and development	302,400	-	-	302,400
Sales and marketing	187,500	14,100	-	201,600
General and administrative	899,600	182,100	-	1,081,700
Total operating expenses	$1,422,300	$201,600	$(5,400)	$1,618,500
Income (Loss) from operations	$(1,377,000)	$(82,300)	$-	$(1,459,300)

	Nine Months ended June 30, 2011
	Neurometric Information Services	Clinic	Eliminations	Total
Revenues	$106,000	$456,000	$(24,600)	$537,400
Operating expenses:
Cost of revenues	110,300	24,600	(24,600)	110,300
Research and development	772,900	-	-	772,900
Sales and marketing	895,400	65,500	-	960,900
General and administrative	2,381,100	812,700	-	3,193,800
Total operating expenses	$4,159,700	$902,800	$(24,600)	$5,037,900
Income (Loss) from operations	$(4,053,700)	$(446,800)	$-	$(4,500,500)

	Nine Months ended June 30, 2010
	Neurometric Information Services	Clinic	Eliminations	Total
Revenues	$112,100	$417,600	$(48,700)	$481,000
Operating expenses:
Cost of revenues	101,900	15,400	(15,400)	101,900
Research and development	843,600	-	-	843,600
Sales and marketing	587,800	16,000	-	603,800
General and administrative	3,150,900	522,300	(33,300)	3,639,900
Total operating expenses	$4,684,200	$553,700	$(48,700)	$5,189,200
Income (Loss) from operations	$(4,572,100)	$(136,100)	$-	$(4,708,200)

The following table includes selected segment financial information as of June 30, 2011, related to goodwill and total assets:

	Neurometric Information Services	Clinic	Total
Goodwill	$-	$-	$-

Total assets	$1,310,800	$51,900	$1,362,700

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	EARNINGS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three and nine months ended June 30, 2011 and 2010, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three and nine months ended June 30, 2011 and 2010 are as follows:

	For the Three Months ended June 30,
	2011	2010
Net loss for computation of basic net loss per share	$873,400	$(1,500,200)
Net loss for computation of dilutive net loss per share	$873,400	$(1,500,200)

Basic net loss per share	$0.02	$(0.03)

Diluted net loss per share	$0.01	$(0.03)

Basic weighted average shares outstanding	56,117,600	56,023,921
Dilutive common equivalent shares	62,365,021	-
Diluted weighted average common shares	118,482,621	56,023,921

	For the Nine Months ended June 30,
	2011	2010
Net loss for computation of basic net loss per share	$(6,170,400)	$(4,753,200)
Net loss for computation of dilutive net loss per share	$(6,170,400)	$(4,753,200)

Basic net loss per share	$(0.11)	$(0.09)

Diluted net loss per share	$(0.11)	$(0.09)

Basic weighted average shares outstanding	56,055,147	51,028,185
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	56,055,147	51,028,185

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:

	For the Three Months ended June 30,
	2011	2010
Convertible debt	-	150,000
Warrants	-	19,297,753
Options	-	14,870,973

	For the Nine Months ended June 30,
	2011	2010
Convertible debt	12,827,823	50,000
Warrants	26,466,844	18,904,516
Options	15,543,016	9,781,463

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND CONTINGENT LIABILITIES

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

On April 11, 2011, Mr. Brandt and his family business partnership Brandt Ventures, GP filed an action in the Superior Court for the State of California, Orange County against CNS Response, Inc., one of its stockholders and a member of the board of directors, alleging breach of a promissory note agreement entered into by Brandt Ventures, GP and the Company and alleging that Mr. Brandt was wrongfully terminated as CEO in April, 2009 for which he is seeking approximately $170,000 of severance. The plaintiffs seek rescission of a $250,000 loan made by Brandt Ventures, GP to the Company which was converted into common stock in accordance with its terms, restitution of the loan amount and compensatory and punitive damages for Mr. Brandt's termination. The Company was served with a summons and complaint in the action on July 19, 2011. CNS Response, Inc. believes the complaint to be devoid of any merit and will aggressively defend the action if the plaintiffs decide to proceed with it.

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

On December 30, 2009 the Company entered a three year lease, commencing February 1, 2010 and terminating on January 30, 2013 for its new Headquarters and Neurometric Information Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  The 2,023 square foot facility has an average cost for the lease term of $3,600 per month.  The remaining lease obligation totals $77,400: being $11,800, $49,000 and $16,600 for fiscal years 2011, 2012 and 2013 respectively.

The Company leases space for its Clinical Services operations under an operating lease.  The original lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility has an average cost for the lease term of $5,100 per month. The remaining lease obligation totals $120,300: being $16,200, $65,400 and $38,700 for fiscal years 2011, 2012 and 2013 respectively.

The Company also sub-leased space for its Clinical Services operations on a month-to-month basis for $1,000 per month up until March 2010 when it terminated this sub-lease and gave up the space.

The Company incurred rent expense of $22,500 and $19,600 for the three months ended June 30, 2011 and 2010 respectively and $75,700 and $83,000 for the nine months ended June 30, 2011 and 2010 respectively.

On November 8, 2010 we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months ending October 2014 and the monthly payment is $412. As of June 30, 2011 the remaining lease obligation is $13,700: being $1,400, $4,900, $4,900 and $4,900 for fiscal years 2011, 2012, 2013 and 2014 respectively.

9.	SUBSEQUENT EVENTS

Events subsequent to June 30, 2011 have been evaluated through to the date these condensed consolidated financial statements were issued in order to determine whether they should be disclosed to keep the condensed consolidated financial statements from being misleading. Apart from being served with a summons and complaint on July 19, 2011, for Brandt’s wrongful termination action detailed in Note 8, no such events have occurred since June 30, 2011.

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

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the three and nine months ended June 30, 2011 and 2010.  Except for historical information, the matters discussed in this management's discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our inability to continue our operations without raising additional funds immediately;

•	our inability to raise additional funds to support operations and capital expenditures;

•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

•	our inability to successfully compete against existing and future competitors;

•	our inability to manage and maintain the growth of our business;

•	our inability to protect our intellectual property rights; and

•	other factors discussed under the headings “Risk Factors” and “Business” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

We believe that our technology offers an improvement over traditional methods for evaluating pharmacotherapy options in patients suffering from non-psychotic behavioral disorders, because our technology is designed to correlate the success of courses of medication with the neurophysiological characteristics of a particular patient. Our technology provides medical professionals with medication sensitivity data for a subject patient based upon the identification and correlation of treatment outcome information from other patients with similar neurophysiologic characteristics. This treatment outcome information is contained in what we believe to be the largest outcomes database for mental health care pharmacotherapy, consisting of over 17,000 medication trials for patients with psychiatric or addictive problems. We refer to this database as the PEER Online database (it was formerly known as the “CNS Database”). For each patient in the PEER Online database, we have compiled neurophysiology data from electroencephalographic (“EEG”) scans, symptoms and outcomes often across multiple treatments from multiple psychiatrists and other physicians. This patented technology, called PEER Online™ (based on a technology known as “Referenced-EEG®” or “rEEG®”), represents an innovative approach to describing effective medications for patients suffering from debilitating behavioral disorders.

This technology allows us to create and provide simple reports (“PEER Outcome Reports” or “PEER Reports”) to medical professionals that summarize historical treatment success of specific medications for those patients with similar neurometric brain patterns. PEER Reports provide neither a diagnosis nor a specific treatment, but like all lab results, provide objective, evidenced-based information to help the prescriber in their decision-making. With PEER Reports, physicians order a digital EEG for a patient, which is then referenced to the PEER Online database. By providing this reference correlation, an attending physician can better establish a treatment strategy with the knowledge of how other patients with similar brain function have previously responded to a myriad of treatment alternatives. Analysis of this complete data set yielded a platform of neurometric variables that have shown utility in characterizing patient response to diverse medications. This platform then allows a new patient to be characterized based on these neurometric variables, and the database to be queried to understand the statistical response of patients with similar brain patterns to the medications currently in the database.

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

In addition to its utility in providing psychiatrists and other physicians/prescribers with medication sensitivity data, our PEER Online technology provides us with significant opportunities in the area of pharmaceutical development. Our PEER Online™ technology, in combination with the information contained in the PEER Online database, offers the potential to enable the identification of novel uses for neuropsychiatric medications currently on the market and in late stages of clinical development, as well as in aiding the identification of neurophysiologic characteristics of clinical subjects that may be successfully treated with neuropsychiatric medications in the clinical testing stage. We intend to enter into relationships with established drug and biotechnology companies to further explore these opportunities, although no relationships are currently contemplated. The development of pathophysiological markers as the new method for identifying the correct patient population to research is being encouraged by both The National Institute of Mental Health (NIMH) and The Food and Drug Administration (FDA).

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

NTC, having performed a significant number of rEEG’s, serves as an important resource in our product development, the expansion of our PEER Online database, production system development and implementation, along with the integration of our rEEG services into a medical practice. Through NTC, we also expect to develop marketing and patient acquisition strategies for our Neurometric Information Services business. Specifically, NTC is learning how to best communicate the advantages of rEEG to patients and referring physicians in the local market. We will share this knowledge and developed communication programs learned through NTC with other physicians using our services, which we believe will help drive market acceptance of our services. In addition, we plan to use NTC to train practitioners across the country in the uses of rEEG technology.

We view our Clinical Services business as secondary to our Neurometric Information Services business. Therefore, we have no current plans to expand our Clinical Services business.

Business operations

Since our inception, we have generated significant net losses. As of June 30, 2011, we had an accumulated deficit of approximately $39.54 million, and as of September 30, 2010 our accumulated deficits were approximately $33.37 million. We incurred operating losses of $1.45 million and $1.46 million for the three month periods ended June 30, 2011 and 2010 respectively. We incurred a net profit of $0.87 million and a net loss of $1.50 million for the three months ended June 30, 2011 and 2010 respectively.  The 2011 three month period included a net $2.32 million gain in other income which was largely the result of a non-cash gain in the valuation of our derivative liabilities.

 For the nine month periods ended June 30, 2011 and 2010 we incurred operating losses of $4.50 million and $4.71 million respectively.  For those same periods ended June 30, 2011 and 2010 we incurred net losses of $6.17 million and $4.75 million respectively.   The 2011 period included a net charge to other income of $1.67 million which was largely attributable to non-cash interest of $6.10 million partially offset by a non-cash gain on the valuation of derivatives of $4.75 million.

We expect our net losses to continue for at least the next two years. We anticipate that a substantial portion of our capital resources and efforts will be focused on the scale-up of our commercial organization, research and product development and other general corporate purposes. Research and development projects include the completion of more clinical studies which are necessary to further validate the efficacy of our products and services relating to our PEER Online technology across different types of behavioral disorders; the enhancement of the PEER Online database and PEER Outcome Report process including further automation, and to increase the size of the database and the inclusion of several of the newer medications within the database. We also anticipate that future research and development projects will be funded by grants or third-party sponsorship.

As of June 30, 2011, our current liabilities of approximately $10.46 million exceeded our current assets of approximately $1.31 million by $9.15 million. As part of the $10.46 million of current liabilities we have $5.53 million of convertible debt, of which $3.03 million is secured.  This convertible debt, which has been raised since September 30, 2010, is discounted to $2.90 million. Also included in current liabilities are $4.91 million in derivative liabilities associated with the conversion of our convertible notes and associated warrants.  We have agreements with the holders of our convertible notes and the associated warrants, that upon a proposed offering which raises at least $10 million, these notes would automatically convert to equity and the full anti-dilution ratchet protection contained in the warrants would be eliminated, thereby eliminating the need for the derivative accounting treatment of the warrants. There can be no assurance that we will be successful in raising $10 million in such offering.

Well need immediate additional funding to continue our operations plus substantial additional funding before we can increase the demand for our PEER Online services. We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic and market conditions that currently prevail. Furthermore, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt or our proposed offering raises less than $10 million, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such debt or the currently outstanding convertible notes, which begin to mature on October 1, 2011, thus limiting the funds available for our business activities. If adequate funds are not available, we may be required to delay or significantly curtail our development and commercialization activities. This would have a material adverse effect on our business, financial condition and/or results of operations and could ultimately cause us to have to cease operations.

Recent Developments

Medco
The Company initiated a collaboration agreement in March 2011 with Medco Health Solutions, the nation’s largest prescription benefit management firm, in order to perform a retrospective pharmacoeconomic study of Medco members’ experience with rEEG® from 2000-2010. This retrospective data analysis is expected to be complete in the summer of 2011, and will evaluate standard pharmacoeconomic endpoints to determine whether physicians with access to information from rEEG® had reduced medication trial and error, and whether this led to improved clinical and/or economic outcomes.

Carrier Technology Assessment

The Company has been involved in a one-year Technology Assessment process with OptumHealth Behavioral Solutions, a unit of UnitedHealth Group, the nation’s largest health insurance carrier, reviewing clinical evidence to determine clinical effectiveness and reimbursement coverage for rEEG®. The carrier determined that rEEG® represented a technology with sufficient evidence for approved use in pilot programs for selected regions and/or clients, based upon two randomized controlled trials with statistical significance and reasonable effect size.

Product Names

Within the past year significant changes have been made to the Company’s product architecture and database, and it has refined its market focus with physicians and payers. As a result, the Company determined that a naming convention that was more appropriate for its new services would be helpful in distinguishing its offering in the market. Accordingly, the Company has introduced PEER Online™ as its cloud-based platform for physicians and the PEER Outcome™ Report as its output. The designation rEEG® will continue to be used in reference to the Company’s original database, but not to its services or output.

Preliminary Results of Retrospective Review

On August 12, 2011, we announced topline results from a retrospective review of physician reports and health records from our Neuro-Therapy Clinic which services several of the nation’s largest managed care networks.  The initial analysis of 128 records of patients treated for mental health conditions from 2003 to mid-2011 represents cases in which physicians received PEER Outcome Reports™ for their patients.  The analysis found that by having access to PEER Outcomes Reports, the physicians reported reduced trial-and-error pharmacotherapy.   The review findings included:

•	16 patients (13%) actually required no medications at all.

Of the remaining 112 patients who required medications, when their physicians had access to the PEER Outcome Report:

•	88% of the patients achieved “much improved” or “very much improved” health outcomes.

•	64% of the patients achieved Maximum Medical Improvement (“MMI”) within an average of three visits.

•
Out of 25 patients who had reported suicidality preceding their PEER Outcome Report, none reported suicidal thoughts in the period up to MMI.  The patients were followed for an average of 825 days; during that time, three of the 25 developed suicidality (two patients had suicidal thoughts and one patient attempted suicide).

•
Out of 22 patients who had experienced a severe adverse event on their previous medications, 13 of those patients (59%) had PEER Outcome Reports which indicated poor outcomes for those medications in patients with similar EEG findings.  After physicians used the PEER Outcome Report, none of the patients had a severe adverse event on their new medications.

On August 12, 2011, we also announced that since January 1, 2010, the Company had received 313 physician rating reports with 94% of these physicians indicating that the information provided through the PEER Outcome Report was considered helpful, with 47% of the physicians indicating that the information was considered essential in treating their patients.

The 2010 and 2011 Private Placement Transactions

From June 3, 2010 through November 12, 2010, we raised $3.0 million through the sale of secured convertible notes (the “October Notes”) and warrants to accredited investors. Of such amount, $1.75 million was purchased by members of our Board of Directors or their affiliate companies.

From January 20 through April 25, 2011, we sold subordinated convertible notes (the “January Notes”) in an aggregate principal amount of $2.5 million and warrants to accredited investors.  See “Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

The terms of the October Notes, Unsecured Notes and related warrants are described in detail in Note 3 to the financial statements above.

Agreements in Connection with TSXV Listing

In connection with our application to list our securities on the TSXV and the contemplated public offering of securities in Canada and the United States, we have entered into the following agreements on June 3, 2011 with holders of our October Notes, Unsecured Notes, related warrants, and options:

1.           Holders of our convertible notes in the aggregate principal amount of $5,523,900 and holders of warrants to purchase 9,673,213 shares of our common stock issued in connection with our convertible notes and the related guaranties (representing 100% of the aggregate principal amount of notes and related warrants outstanding), have entered into an agreement with us, which we refer to as the “Agreement to Convert and Amend.”   Pursuant to the Agreement to Convert and Amend, holders have agreed to amend and convert their notes and to amend their warrants conditioned on the closing of the proposed offering, provided that this proposed offering yields gross proceeds to us of at least $10 million. Assuming such condition is met, the amendments to the notes and warrants would be effective immediately prior to the closing of this proposed offering.  The amendments would remove the restrictive covenants imposed on us by the October Purchase Agreement and January Purchase Agreement, restate the conversion provisions to permit conversion solely in connection with the proposed offering, remove full ratchet anti-dilution protection from the terms of the notes and the warrants, and change the expiration dates of all warrants to June 30, 2016, unless the warrants, by their current terms, expire sooner.  The related conversion would be effective immediately prior to the closing of the proposed offering.  Assuming the proposed offering had been consummated on June 30, 2011, notes in the aggregate principal amount and accrued interest through June 30, 2011 of approximately $5,781,300 would have been converted into 19,270,833 shares of our common stock.  As consideration for the above amendments and conversions, we expect to issue warrants to purchase an aggregate of 4,603,270 shares of our common stock to holders of our notes and related warrants, with each holder receiving a warrant to purchase a number of shares of common stock corresponding to 25% of the number of shares issuable upon conversion of the principal amount of his or her notes.

2.           Holders of 100% of our 2010 Placement Agent Warrants and 2011 Placement Agent Warrants initially issued to Monarch Capital Group LLC and Antaeus Capital, Inc. have agreed to amend such warrants to remove full ratchet anti-dilution protection from the terms of the warrants.  This amendment is conditioned on the closing of the proposed offering, provided that the proposed offering yields gross proceeds to us of at least $10 million, and is effective immediately prior to the closing of the proposed offering.  As consideration for this amendment, we expect to issue warrants to purchase an aggregate of 116,664 shares of our common stock to such holders, with each holder receiving a warrant to purchase a number of shares of common stock corresponding to 25% of the number of shares issuable upon exercise of their placement agent warrants.

3.           Holders of 100% of the 2010 Placement Agent Warrants and 2011 Placement Agent Warrants initially issued to Monarch Capital Group LLC and Antaeus Capital, Inc. have agreed to amend such warrants to remove full ratchet anti-dilution protection from the terms of the warrants. This amendment is conditioned on the closing of the proposed offering, provided that the proposed offering yields gross proceeds to us of at least $10 million, and is effective immediately prior to the closing of the proposed offering. As consideration for the above amendments, we expect to issue warrants to purchase an aggregate of 116,664 shares of our common stock to holders of our placement agent warrants, each holder will receive a warrant to purchase a number of shares of common stock corresponding to 25% of the number of shares issuable upon exercise of their placement agent warrants.

4.           Holders of warrants exercisable for 500,000 shares of common stock, which were initially issued on July 5, 2010, have agreed to amend their warrants to change the expiration date of such warrants to the date that is the fifth anniversary of the initial listing of our shares on the TSXV. This amendment is conditioned on the closing of the proposed offering, provided that the proposed offering yields gross proceeds to us of at least $10 million and that shares of our common stock are listed on the TSXV, and is effective immediately prior to the closing of the proposed offering.

5.           Holders of options to purchase an aggregate of 13,190,658 shares of our common stock, at exercise prices ranging from $0.12 per share to $1.09 per share, have agreed to amend their options to permit exercise only in cash and to limit the period during which the options may be exercised post-termination to 90 days (for employees) and twelve months (for consultants).

Furthermore, in connection with our application to list shares of common stock on the TSXV, we have agreed to freeze any further grants or exercises of securities under the 2006 Plan and adopt a new stock incentive plan subject to and in connection with the completion of this proposed offering. The new plan, which we refer to as the 2011 Stock Incentive Plan, would be subject to approval by our stockholders, which we expect to seek at a meeting of stockholders to be called as soon as practicable following completion of this proposed offering.

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

Results of Operations for the three months ended June 30, 2011 and 2010

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

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended June 30,
	2011	2010

Revenues	100%	100%
Cost of revenues	19	21
Gross profit	81	78
Research and development	92	190
Sales and marketing	185	127
General and administrative expenses	536	679
Operating loss	(732)	(917)
Other income (expense), net	1174	(26)
Net income (loss)	442%	(942)%

Revenues

	Three Months Ended June 30,
	2011	2010	Percent Change

Neurometric Information Service Revenues	$25,000	$39,900	(37)%
Clinical Services Revenues	172,800	119,300	45%
Total Revenues	$197,800	$159,200	24%

With respect to our Neurometric Information Services business the number of third party paid PEER Reports delivered decreased from 101 for the quarter ended June 30, 2010, to 63 for the quarter ended June 30, 2011, while the average revenue per report increased from $395 to $397 for the quarter ended June 30, 2011.  Additionally our Clinical Services operation ordered 21 PEER Reports during the quarter ended June 30, 2011.  The total number of free PEER Reports processed were 18 for the three month period ended June 30, 2010, which increased to 28 for three months ending June 30, 2011.  These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Clinical Services revenues increased by $53,500 for the three month period ended June 30, 2011. This increase was due to an increase in new patients who responded to a radio advertising that was implemented at the end of December 2010 and continued through June 2011.  Since we had hired a second psychiatrist last year, we have the capacity to see these new patients responding to the radio advertising.

Cost of Revenues

	Three Months Ended June 30,
	2011	2010	Percent Change

Cost of Neurometric Information Services revenues	$37,800	$32,800	15%

Cost of Neurometric Information Services revenues consists of payroll costs, consulting costs, and other miscellaneous charges.   Consulting costs primarily represent the external variable costs per report associated with the processing and analysis of PEER Reports and amount to $75 per report.    For the quarter ended June 30, 2011, cost of revenues consisted primarily of direct labor and benefit costs (including stock-based compensation costs) of $28,600, and consulting fees of $8,300.  For the quarter ended June 30, 2010, cost of revenues included direct labor and benefit costs (including stock based compensation costs) of $27,500, and consulting fees of $6,900.   We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Research and Development

	Three Months Ended June 30,
	2011	2010	Percent Change

Neurometric Information Services research and development	$181,800	$302,400	(40)%

Research and development expenses consist of clinical studies expenses, physician training costs, consulting fees, payroll costs (including stock-based compensation costs) and other miscellaneous costs.  Research and development costs for the quarter ended June 30, 2011, primarily consisted of the following: payroll and benefit costs (including stock based compensation) of $129,600, consultant costs of $ 34,900, database costs of $5,600 and other miscellaneous costs of $ 11,600.

For the comparable period in 2010, research and development costs included: payroll and benefit costs (including stock based compensation) of $234,200, consultant costs of $42,600, database costs of $9,600 and other miscellaneous costs of $16,000.

Comparing the quarter ended June 30, 2011 with the corresponding period in 2010,  payroll and benefit cost decreased by $104,600 as a result of  downsizing the research department as the Company had completed its clinical trial and was more focused on drafting scientific papers for publications.  Consulting costs were reduced by 7,700 in the 2011 quarter partly as a result of the Company not being engaged in the preparation of an FDA 510(k) filing, which was the case in the 2010 quarter.  Database and miscellaneous costs both decreased slightly in the 2011 quarter.

Sales and marketing

	Three Months Ended June 30,
	2011	2010	Percent Change
Sales and Marketing
Neurometric Information Services	$333,200	$187,500	78%
Clinical Services	33,400	14,100	137%
Total Sales and Marketing	$366,600	$201,600	82%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees and conference and travel expenses.  Sales and marketing expenses for the quarter ended June 30, 2011 primarily consisted of the following: payroll and benefits $183,900, advertising and marketing $12,900, consulting $68,400 and conferences and travel $54,300, and other miscellaneous costs of $10,800.

For the comparable period in 2010 expenses were as follows: payroll and benefits $126,400, advertising and marketing $700, consulting $38,700 and conferences and travel $11,800 and other miscellaneous costs of $9,900.

Comparing the quarter ended June 30, 2011, with the same period in 2010; payroll and benefits increased by $57,500 in the 2011 period as a result of hiring our Executive Vice President and Chief Marketing Officer to lead our marketing efforts in pursuing contracts with large organizations.  Additionally, we hired a Vice President of Customer Relations to spearhead our efforts with the military and to get the Company established as a GSA (US General Services Administration) provider.   Advertising and marketing expenses in the 2011 quarter increased by $11,200 as we contributed $10,000 to the Blue Star Families Organization which has produced a public service announcement and other publicity focused on the mental health of military families.  Consulting increased in the 2011 quarter by $29,700 which included the development of the iPad app and the use of consultants to help position the Company with key marketing channels.  Travel and conference expenses increased by $42,400 due to the increased marketing activities with East Coast based organizations and the participation in the American Psychological Association conference.

The Clinical Services sales and marketing expenses consists of advertising to attract patients to the clinic. During the three months ended June 30, 2011, Clinical Services marketing expenditures increased by $19,300 as the Clinic started utilizing radio advertising, and with the help of consultants, developed an effective strategy for targeted radio adverts that resonated with potential new patients. We anticipate a moderate increase in marketing expenditure as the Clinic has the capacity, with its newly recruited psychiatrist, to handle an additional patient load.

General and administrative
	Three Months Ended June 30,
	2011	2010	Percent Change
General and administrative
Neurometric Information Services	$780,600	$899,600	(13)%
Clinical Services	$280,100	182,100	54%
Total General and administrative	$1,060,700	$1,081,700	(2)%

General and administrative expenses for our Neurometric Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, conference and travel costs and miscellaneous costs.  For the quarter ended June 30, 2011, General and Administrative expenses consisted of salary and benefit costs of $ 449,500, legal fees of $126,000, other professional and consulting fees of $68,500, general administrative and occupancy costs of $89,000, patent costs of $21,000 and conference and travel costs of $31,100.

For the similar period in 2010, General and Administrative costs consisted of the following: salary and benefit costs of $409,600, legal fees of $266,500, other professional and consulting fees of $96,600, general administrative and occupancy costs of $90,300, patent costs of $18,200 and conference and travel expenses of $18,200.

With respect to our Neurometric Information Services business, for the quarter ended June 30, 2011, compared to the same period in 2010, payroll and benefit expenses increased by a net $39,900.  This increase was largely due to (i) the addition of an accountant who joined the staff in March 2011 and (ii) an increase in the stock-based compensation for options issued to staff members in March 2011.  Professional and consulting fees decreased by $28,100 which was due to a reduction of $20,500 in professional fees as a result of the timing of tax and audit service billings and a $7,600 reduction in consulting fees.  Legal fees decreased by $140,500 of which $61,100 was due to the reduction in litigation fees in defending against actions brought by Mr. Brandt, which were all adjudicated in our favor.  Non-litigation related legal expense decreased by a net amount of $79,400, as legal work associated with the contemplated public offering has been recorded as deferred offering costs pending the successful completion of that proposed offering.  General administrative and occupancy costs and patent cost remained materially unchanged for the two quarters ending June 30, 2011 and 2010.  Conference and travel costs increased by $12,900 in the 2011 period as management travelled extensively to meet with potential customers on the East Coast and in connection with the contemplated public offering.

General and Administrative expenses for our Clinical Services business includes all costs associated with operating NTC.  This includes payroll costs, medical supplies, occupancy costs and other general and administrative support costs.  These costs increased by $98,000 in the three months ending June 30, 2011, from  same period in 2010.  This increase is partly due to the hiring of the additional psychiatrist and a salary increase for the Clinic’s Medical Director.

Other income (expense)

	Three Months Ended June 30,
	2011	2010	Percent Change

Neurometric Information Services (Expense), net	$2,322,500	$(40,900)	*
Clinical Services (Expense)	-	-	*
Total interest income (expense)	$2,322,500	$(40,900)	*
* not meaningful

For the quarter ended June 30, 2011, net other non-operating expenses for Neurometric Information Services were $2,322,500 as a result of the following:

1) We incurred non-cash interest charges totaling $2,116,400, of which $113,900 was accrued interest on our promissory notes at 9% per annum, the remaining balance of $2,002,500 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges.  The actual net interest paid in cash for the quarter was approximately $700.

2) We incurred finance fees totaling $85,400 in association with our private placement of Unsecured Notes.  Of these finance fees $39,000 was paid in cash and $46,400 represented the fair value of warrants that were issued to the placement agent per their agreement. (See Note 3 to the financial statements and Private Placement Transactions above).

3) Revaluation of our derivative liabilities for the promissory note conversion feature and associated warrants as at June 30, 2011, resulted in a non-cash gain of $4,498,900.  The revaluation of these derivatives is required on a quarterly basis under ASC 815.  This large gain was due to the decrease in the price of our stock during June 2011 which ultimately closed at $0.26 per share on June 30, 2011.  This decrease from the $0.45 per share price at the start of the quarter resulted in the decrease in value of the derivative liabilities, and consequently resulted in the gain which was booked.  This gain effectively unwinds the substantial non-cash expense that was booked in the prior quarter when our stock had increased from $0.20 to $0.45 per share.  As a result of the periodic volatility in our stock price we can anticipate material swings in non-cash losses and income as a result of the quarterly revaluation of our derivative liabilities.

Net Profit

	Three Months Ended June 30,
	2011	2010	Percent Change

Neurometric Information Services Net Profit (Loss)	$1,022,300	$(1,417,900)	*
Clinical Services Net Loss	(148,900)	(82,300)	81%
Total Net Profit (Loss)	$873,400	$(1,500,200)	*
* not meaningful

The net profit of $873,400 for the quarter ended June 30, 2011 was due to a $2,440,200 gain in Neurometric Information Services over the prior comparable period’s results. This gain is primarily due to the non-cash gain in other income associated with the accounting for derivative liabilities.  The balance of the increase was due to reductions in Research and Development and in General and Administrative expenditures. These were partly offset by an increase in Sales and Marketing expenditures.  The increase in the net loss in Clinical Services of $66,600 is predominantly due to the increase in personnel costs at the Neuro-Therapy Clinic.

Results of Operations for the nine months ended June 30, 2011 and 2010

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Nine Months Ended June 30,
	2011	2010

Revenues	100%	100%
Cost of revenues	21	21
Gross profit	79	79
Research and development	144	175
Sales and marketing	179	126
General and administrative expenses	594	757
Operating loss	(917)	(979)
Other income (expense), net	(310)	(9)
Net income (loss)	(1,148)%	(988)%

Revenues

	Nine Months Ended June 30,
	2011	2010	Percent Change

Neurometric Information Service Revenues	$81,400	$96,700	(16)%
Clinical Services Revenues	456,000	384,300	19%
Total Revenues	$537,400	$481,000	12%

With respect to our Neurometric Information Services business, the number of third party paid PEER Reports delivered decreased from 248 for the nine months ended June 30, 2010, to 205 for the same period ended June 30, 2011. The average revenue per report increased from $390 to $397 for those same periods respectively.  Additionally, our Clinical Services operation ordered a further 65 PEER Reports during the nine months ended June 30, 2011.  The total numbers of free PEER Reports processed were 67 and 64 for the nine month periods ended June 30, 2010 and 2011 respectively.  These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Clinical Services revenues increased by $71,700 for the nine month period ended June 30, 2011 as a result of radio advertising that was implemented starting December 2010.  Additionally, as we had hired a second psychiatrist, we have the capacity to see new patients responding to the radio advertising.

 Cost of Revenues

	Nine Months Ended June 30,
	2011	2010	Percent Change

Cost of Neurometric Information Services revenues	$110,300	$101,900	8%

Cost of Neurometric Information Services revenues consists of payroll costs, consulting costs, and other miscellaneous charges.   Consulting costs associated with the processing of PEER Reports are $75 per PEER Report. For the nine months ended June 30, 2011, cost of revenues consisted of direct labor and benefit costs (including stock-based compensation costs) of $85,500, and consulting fees of $21,000.  For the comparable period ended June 30, 2010, direct labor and benefit costs (including stock based compensation costs) were $77,900 and consulting fees were $24,400.   We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Research and Development

	Nine Months Ended June 30,
	2011	2010	Percent Change

Neurometric Information Services research and development	$772,900	$843,600	(8)%

Research and development expenses consist of clinical studies expenses, doctor training costs, consulting fees, payroll costs (including stock-based compensation costs), travel and conference costs and other miscellaneous costs.  Research and development costs for the nine months ended June 30, 2011, primarily consisted of the following: payroll and benefit costs (including stock based compensation) of $571,700, consultant costs of $140,100, conference and travel costs of $18,800 and other miscellaneous costs of $42,300.   For the comparable period in 2010, research and development costs included: payroll and benefit costs (including stock based compensation) of $631,100, consultant costs of $157,400, conference and travel costs of $13,400 and other miscellaneous costs of $41,700.

Comparing the nine months ended June 30, 2011 with the corresponding period in 2010,  payroll and benefit cost decreased by $59,400 as a result of  downsizing the research department as the Company had completed its clinical trial and was more focused on drafting scientific papers for publications.  Consulting costs were reduced by $17,300 in the 2011 period largely as a result of the Company not being engaged in the preparation of a FDA 510K filing, which was the case in the 2010 period, however, these savings were partly offset by programming expenditures to enhance our systems and processes.  Travel and conference expenses increased by $5,400 as a result of increased visits to prospective clients and participation in conferences.  Other miscellaneous costs remained substantially unchanged for the two nine month periods.

 Sales and marketing

	Nine Months Ended June 30,
	2011	2010	Percent Change
Sales and Marketing
Neurometric Information Services	$895,400	$587,800	52%
Clinical Services	65,500	16,000	309%
Total Sales and Marketing	$960,900	$603,800	59%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.  Sales and marketing expenses for the nine months ended June 30, 2011 primarily consisted of the following expenses: payroll and benefits $525,800, advertising and marketing $94,200, consulting $158,700, conferences and travel $99,200 and other miscellaneous expenses of $17,500.  For the comparable period in 2010 expenses were as follows: payroll and benefits $363,500, advertising and marketing $58,700, consulting $89,100, conferences and travel $45,600, and other miscellaneous expenses of $30,900.

Comparing the nine months ended June 30, 2011, with the same period in 2010, payroll and benefits increased by $162,300 in the 2011 period as a result of hiring our Executive Vice President and Chief Marketing Officer to lead our marketing efforts in pursuing contracts with large targeted organizations.  Additionally, we hired a Vice President of Customer Relations to spearhead our efforts with the military and to get the Company established as a GSA provider.   Advertising and marketing expenses increased by $35,500 as the Company entered into a collaboration agreement with Medco Health Solutions to undertake a study which we believe will support the marketing of our services; we also contributed $10,000 to the Blue Star Families Organization with has produced a PSA and other publicity focused on the mental health of military families.  Consulting expenses increased by $69,600 as a result of engaging business development consultants to position the company in key marketing channels.  Conference and travel expenses increased by $53,600 in the 2011 period as our targeted customers were predominately based on the East Coast necessitating multiple cross-country visits. Other miscellaneous expenses were reduced by $13,400 in the 2011 period.

The Clinical Services sales and marketing expenses consists of advertising to attract patients to the Clinic. During the nine months ended June 30, 2011, Clinical Services marketing expenditures increased by $49,500 as the Clinic started, with the assistance of consultants, using radio advertising which was determined to be effective in attracting new patients. We anticipate a moderate increase in marketing expenditure as the Clinic has the capacity, with its newly recruited psychiatrist, to handle an increased patient load.

General and administrative

	Nine Months Ended June 30,
	2011	2010	Percent Change
General and administrative
Neurometric Information Services	$2,381,100	$3,117,600	(24)%
Clinical Services	812,700	522,300	56%
Total General and administrative	$3,193,800	$3,639,900	(12)%

General and administrative expenses for our Neurometric Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, conference and travel costs and miscellaneous costs.

For the nine months ended June 30, 2011, General and Administrative expenses were as follows: salaries and benefit costs of $1,298,900, legal fees of $339,000 and other professional and consulting fees of $313,300, general administrative and occupancy costs of $241,900, patent costs of $111,900, and conference and travel costs of $79,500.  For the similar period in 2010, General and Administrative costs were as follows: salaries and benefit costs of $774,300, legal fees of $1,484,900, other professional and consulting fees of $381,100, general administrative and occupancy costs of $333,500, patent costs of $61,400, and conference and travel expenses of $82,400.

With respect to our Neurometric Information Services business, in the nine months ended June 30, 2011, compared to the same period in 2010, payroll and benefit expenses increased by a net $524,600, of which $366,500 was due to an increase in stock-based compensation due to accounting for vested option grants given to employees, directors, advisors and consultants in March and July of 2010.  The balance of the increase of $158,100, was due to (i) the addition of the Chief Financial Officer (CFO), who was previously engaged as a consultant, and joined the staff in mid February 2010 and (ii) the Board-approved increase in the salary of our Chief Executive Officer (CEO) and (iii) the addition of an account who joined the staff in March 2011.   Professional and consulting fees decreased by a net $67,800 which was partly due to the mix of consulting services used in fiscal 2010 and the transition of the CFO from consulting to permanent staff.  Legal fees decreased by a net $1,145,900 which was made up of a $1,128,800 reduction in litigation fees in defending against actions brought by Mr. Brandt. All matters adjudicated between Mr. Brandt and us have been ruled in our favor. General administrative and occupancy costs decreased by $91,600 from the prior period levels due to general cost cutting initiatives.  Patent costs increased by $50,500 in the 2011 period, of which $44,000 was for the filing of European patent applications.  Conference and travel costs remained substantially unchanged for both 2011 and 2010 periods.

General and Administrative expenses for our Clinical Services business includes all costs associated with operating NTC.  This includes payroll costs, medical supplies, occupancy costs and other general and administrative support costs.  These costs increased by $290,400 in the nine months ending June 30, 2011, from the comparable 2010 period.  This increase is partly due to the hiring of an additional psychiatrist, a pay increase given to the Clinic’s Medical Director and partly due to the reduced reimbursement by Neurometric Information Services of Clinic staff who had worked on the Company’s clinical trial.

Other income (expense)

	Nine Months Ended June 30,
	2011	2010	Percent Change

Neurometric Information Services (Expense), net	$(1,668,600)	$(42,600)	3809%
Clinical Services (Expense)	-	(100)	*
Total interest income (expense)	$(1,668,600)	$(42,700)	3808%
* not meaningful

For the nine months ended June 30, 2011, net other non-operating expenses for Neurometric Information Services were $1,668,600 as a result of the following:

1) We incurred non-cash interest charges totaling $6,071,300, of which $255,300 was accrued interest on our promissory notes at 9% per annum; the remaining balance of $5,816,000 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges.  The actual net interest paid in cash for the period was approximately $1,900.

2) We incurred finance fees totaling $348,500 in association with our private placement of convertible notes.  Of these finance fees $165,000 was paid in cash and $183,500 was the fair value of warrants that were issued to the placement agent per their agreement and to SAIL Venture Partners, LP for guarantying the Deerwood notes. (See Note 3 to the financial statements and Private Placement Transactions).

3) Revaluation of our derivative liabilities for the promissory note conversion feature and associated warrants for the nine months ended June 30, 2011, resulted in a non-cash gain of $4,753,100.  The revaluation of these derivatives is required on a quarterly basis under ASC 815.  This non-cash charge represents the net result of a gain of $4,217,500 booked at December 31, 2010 which was subsequently offset by a charge of $3,963,400 at March 31, 2011. For the quarter ended June 30, 2011 the Company has recorded another gain of $4,498,900.  These large changes in the valuation of derivative liabilities are the result of volatility in our stock price which ranged from $0.50 at October 1, 2010 to $0.20 at December 31, 2010 to $0.45 at March 31, 2011 and to $0.26 at June 30, 2011.  As a result of the periodic volatility in our stock price we can anticipate material swings in non-cash losses and income as a result of the quarterly revaluation of our derivative liabilities.

Net Loss

	Nine Months Ended June 30,
	2011	2010	Percent Change

Neurometric Information Services net loss	$(5,723,600)	$(4,617,000)	24%
Clinical Services net loss	(446,800)	(136,200)	228%
Total Net Loss	$(6,170,400)	$(4,753,200)	30%

The increase in net loss of $1,417,200 for the nine months ended June 30, 2011 compared to the 2010 period was largely due to the other non-operating expenses of $1,665,200 as described above.  For the nine months ended June 30, 2011 the loss from operations for Neurometric Information Services of $4,500,500, was $207,700 less than the $4,708,200 loss incurred for the 2010 period.  This reduced loss was due to reductions in both Research and Development and in General and Administrative expenditures.  These cost reductions were partly offset by increases in Sales and Marketing costs.

For the nine months June 30, 2011, Clinical Services had a loss of $446,800, compared to a $136,200 loss for same period in 2010.  The increased loss of $310,600 is due to multiple factors including increases in personnel costs, which are partly due to decreased reimbursement by Neurometric Services for NTC staff who had previously worked on the Company’s clinical trial.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses. As of June 30, 2011, we had an accumulated deficit of approximately $39.54 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant service revenues to achieve profitability. We may never achieve profitability.

As of June 30, 2011, we had approximately $910,700 in cash and cash equivalents and a working capital deficit of approximately $9.15 million compared to approximately $35,000 in cash and cash equivalents and a working capital deficit of approximately $1.98 at June 30, 2010.  The working capital deficit at June 30, 2011 includes convertible debt of $5.53 million, plus accrued interest, of which $3.03 million is secured. These convertible promissory notes outstanding as of that date have been discounted down to approximately $2.90 million.  Furthermore, the working capital deficit also includes $4.91 million in derivative liabilities associated with the conversion of promissory notes and their associated warrants.

Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds in the next two months and likely thereafter in order to continue to conduct our business.  Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations.

We need immediate funding to continue our operations and will need substantial additional funds before we can increase demand for our PEER Online services.  We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic and market conditions that currently prevail.  Furthermore, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing or our proposed offering raises less than $10 million (a condition to automatic conversion, as described below), a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such debt or the currently outstanding convertible notes, which begin to mature on October 1, 2011, thus limiting the funds available for our business activities. We expect to continue to incur operating losses in the future and to make capital expenditures to expand our research and development programs (including upgrading our PEER Online database) and to scale up our commercial operations and marketing efforts.   If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could ultimately cause us to have to cease operations.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur operating losses in the future and to make capital expenditures to expand our research and development programs (including upgrading our PEER Online database) and to scale up our commercial operations and marketing efforts. We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, including the repayment of debt.  Although, since September 3, 2010 we have raised gross proceeds of $5.5 million through the sale of secured and unsecured convertible promissory notes, we anticipate that our cash on hand and cash generated through our operations will not be sufficient to fund our operations for more than the next two months.  In addition we will have to repay any unconverted outstanding promissory notes up to $5.5 million, plus interest thereon, beginning on October 1, 2011.  We therefore must raise additional funds in the near future.

The amount of capital we will need to conduct our operations and the time at which we will require additional capital may vary significantly depending upon a number of factors, such as:

•
the amount and timing of costs we incur in connection with our research and product development activities, including enhancements to our PEER Online database and costs we incur to further validate the efficacy of our PEER Online technology;

•	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our selling and marketing efforts;

•	whether we incur additional consulting and legal fees in our efforts to obtain 510(k) clearance from the FDA;

•	if we expand our business by acquiring or investing in complimentary businesses; and

•	if we are successful in raising at least $10 million in the proposed public offering, which would result in the automatic conversion into equity of all outstanding convertible promissory note.

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

Sources of Liquidity

Since our inception substantially all of our operations have been financed primarily from equity and debt financings.  Through June 30, 2011, we had received proceeds of approximately $13.7 million from the sale of stock, $9.2 million from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the Company.

From June 3, 2010 through to November 12, 2010, we raised $3.0 million through the sale of secured convertible notes and warrants (the October Notes).  Of such amount, $1.75 million was purchased by members of our Board of Directors or their affiliate companies.  From January 20, 2011 through to April 25, 2011, the Company raised an additional $2.5 million through the sale of unsecured subordinated convertible notes and warrants (the Unsecured Notes).  Of such amount, notes in the aggregate principal amount of $1.00 million were purchased by a member of our Board of Directors and its affiliates, $50,000 by an executive officer of the Company and $0.75 million by other beneficial owners of more than 5% of the Company’s shares of common stock outstanding.  See Note 3- “Private Placement Transactions” and Note 5-“Related Party Transactions” above, which are  incorporated by reference herein.

As described above under - Agreements in connection with TSXV listing, holders of our October Notes and January Notes and of the related warrants have entered into an agreement with us, which we refer to as the “Agreement to Convert and Amend,” in connection with our proposed public offering in Canada and the United States.  Pursuant to the Agreement to Convert and Amend, holders have agreed to amend and convert their notes and to amend their warrants conditioned on the closing of the proposed public offering, provided that this proposed offering yields gross proceeds to us of at least $10 million. Assuming such condition is met, the amendments to the notes and warrants would be effective immediately prior to the closing of this proposed offering and the notes would be automatically converted into shares of our common stock, thereby obviating the need to repay such notes as they begin to mature beginning on October 1, 2011.  However, there can be no assurance that we will consummate the public offering at all, or, if we do, that we raise the required $10 million in gross proceeds.  If we do not raise at least $10 million in such offering, the October Notes and January Notes will remain outstanding

In connection with the proposed public offering in Canada and the United States, the Company has filed a Preliminary Prospectus with the Canadian securities authorities and a registration statement on Form S-1 with the Securities and Exchange Commission.   We anticipate using any proceeds from the proposed offering to principally fund future operating expenses, to commercialize our services and to reduce existing indebtedness (including the repayment of any unconverted October Notes and January Notes that mature between October 1, 2011 and April 25, 2012 in the event that less than $10 million is raised).  There can be no assurance that the proposed offering will be consummated as planned.  Before we can proceed with the proposed offering, the Company requires the approval of the listing exchange and regulating authority, either of which may be withheld.  Additionally, there are always risks that the proposed offering may not be consummated within the contemplated time frame due to internal or exogenous factors that may impact the markets for public offerings, such as the currently observable extreme volatility in the global capital markets.   If the proposed offering is not consummated as planned, we will immediately need to locate other sources of funds to sustain our working capital (including funding the repayment of the outstanding notes).

Cash Flows

Net cash used in operating activities was $3.07 million for the nine months ended June 30, 2011 compared to $4.12 million for the same period ended June 30, 2010.  The decrease in cash used of $1.05 million is attributable to the reduction in legal fees associated with the Brandt litigation.

Net cash used in investing activities increased to $19,700 for the nine months ended June 30, 2011, as compared to $8,900 for the same period ended June 30, 2010.  Our investing activities related to the purchase of office equipment and EEG equipment to be used by a customer.

Net cash proceeds from financing activities for the nine months ended June 30, 2011 were approximately $1.85 million, net of offering costs, raised through our sale of secured convertible notes and warrants (the October Notes) and $2.40 million of unsecured convertible notes and warrants (the Unsecured Notes).  Additionally, we also entered into a capital lease of $15,900 to finance the purchase of the above mentioned EEG equipment.  These proceeds were partly offset by the repayment of $24,700 on a promissory note issued to Daniel Hoffman in connection with our acquisition of NTC and $3,800 associated with the repayment of capitalized leases.  Furthermore, we also prepaid $282,300 in offering costs associated with our contemplated public offering of common stock and warrants.

 For the nine months ended June 30, 2010 proceeds from financing activities were approximately $3.2 million, net of offering costs, in connection with the second, third and fourth closings of our 2009 private placement transaction.  These proceeds were partly offset by the repayment of $69,800 on the above mentioned promissory note issued to Daniel Hoffman and $1,500 on the repayment of capitalized lease equipment.

Derivative Liability

Current liabilities at June 30, 2011 include $4.91 million of derivative liability. This amount includes:

1.	$1.35 million, which represents the fair value liability associated with the warrants issued in conjunction with the October Notes.

2.	$1.32 million, which represent the fair value liability associated with the conversion option of the October Notes.
(Please see Note 3 to the financial statements or “Private Placement Transactions” above.)

3.	$1.15 million, which represents the fair value liability associated with the warrants issued in conjunction with the Unsecured Notes.

4.	$1.09 million, which represent the fair value liability associated with the conversion option of the Unsecured Notes .
(Please see Note 3 to the financial statements or “Private Placement Transactions” above.)

The carrying value of these derivative liabilities will be reassessed each quarter and any change in the carrying value will be booked to other income (expense) in the income statement.  For the three months ended December 31, 2010 we booked a gain of $4.2 million in the carrying value of these derivatives; for the three months ended March 31, 2011 we booked a $4.0 million loss on derivatives, followed by a $4.5 million gain for the three months ended June 30, 2011.  For the nine months ended June 30, 2011 we had a net gain on derivatives of $4.7 million.  These large quarterly gains and losses are caused by the volatility of our stock price.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.         Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15, as of June 30, 2011, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of June 30, 2011 for the reasons described below.

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

To the knowledge of our management, including our PEO and PFO, the aforementioned significant deficiency did not lead to a misstatement of our results of operations for the nine months ended June 30, 2011, or statement of financial position as of June 30, 2011.

 The Company is planning to develop a comprehensive and formal accounting and procedures manual and has identified a resource to assist with the development of such manual.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                   Legal Proceedings

Please see Note 8 to our Notes to Unaudited Condensed Consolidated Financial Statements for a description of our litigation with Leonard Brandt, which is incorporated by reference herein.

Item 1A.                Risk Factors

Investing in our securities involves risks.  In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section “Item 1.A.  Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2010 and in the section “Risk Factors” in our registration statement on Form S-1/A filed on June 20, 2011 (File No. 333-173934), and any amendments thereto.  If any of the risks and uncertainties set forth herein and therein actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties described in this quarterly report on Form 10-Q, our annual report on Form 10-K for the year ended September 30, 2010 and our registration statement on Form S-1/A are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

In addition, this quarterly report on Form 10-Q contains forward-looking statements. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended September 30, 2010 and in the section “Risk Factors” in our registration statement on Form S-1/A filed on June 20, 2011 (File No. 333-173934), and any amendments thereto.  Please see the introductory section to “Part I - Item 2. Management’s Discussion of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q for further information on these forward-looking statements.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

Between January 20, and April 25, 2011, we issued, for cash, subordinated convertible promissory notes (the “Unsecured Notes”) in an aggregate principal amount of $2,500,000 and warrants to purchase 4,166,660 shares of common stock to twelve accredited investors, several of which were previously unrelated to us, in connection with a new private placement pursuant to a note and warrant purchase agreement (the “January Purchase Agreement”).  We received aggregate net proceeds of $2,395,000 in this placement, after paying an aggregate of $105,000 to the placement agents as described below.

Of the total amounts disclosed above, Unsecured Notes in an aggregate principal amount of $1,850,000 and warrants to purchase an aggregate of 3,083,329 shares of common stock were sold to affiliates of the Company, as follows:

1) On February 15, 2011 and February 23, 2011, we issued (a) an Unsecured Note in the principal amount of $50,000, and a warrant to purchase 83,333 shares, to our Chief Financial Officer, Paul Buck, (b) an Unsecured Note in the principal amount of $50,000 and a warrant to purchase 83,333 shares, to a trust, the trustee of which is the father-in-law of our Chief Executive Officer, George Carpenter; and (c) an Unsecured Note in the principal amount of $200,000 and a warrant to purchase 333,333 shares of common stock, to Andy Sassine (an accredited investor who had previously invested in us and as a result of the purchase became a beneficial owner of more than 5% of our outstanding common stock);

2) on February 28, 2011, we issued (a) an Unsecured Note in the aggregate principal amount of $400,000, and a warrant to purchase 666,666 shares of common stock, to Highland Long/Short Healthcare Fund (“Highland”) (which had previously invested in us and as a result of the February 28 purchase became a beneficial owner of more than 5% of our outstanding common stock) and (b) an Unsecured Note in the principal amount of $187,500, and a warrant to purchase 312,500 shares, to SAIL Venture Partners, LP, of which David Jones, a director of our company, is a senior partner of the general partner, (c) an Unsecured Note in the principal amount of $62,500, and a warrant to purchase 104,166 shares, to SAIL 2010 Co-Investment Partners, L.P., an entity likewise affiliated with Mr. Jones;

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

The remainder of the total amounts disclosed in the first paragraph hereof, i.e., Unsecured Notes in the aggregate principal amount of $650,000 and warrants to purchase an aggregate of 1,083,000 shares of common stock, were issued to non-affiliated accredited investors on January 20, February 3, February 7, February 15, March 3, April 5, April 22 and April 25, 2011.

The January Purchase Agreement provides for the issuance and sale of Unsecured Notes in the aggregate principal amount of up to $5,000,000, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the Unsecured Notes, in one or multiple closings to occur no later than July 31, 2011. The January Purchase Agreement also provides that we and the holders of the Unsecured Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the Unsecured Notes and the related warrants.

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

Monarch has acted as non-exclusive placement agent with respect to the placement of Unsecured Notes in the aggregate principal amount of $750,000 and related warrants, pursuant to an engagement agreement, dated January 19, 2011, between us and Monarch. Under the engagement agreement, in return for its services as non-exclusive placement agent, Monarch is entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of Unsecured Notes to investors introduced to us by Monarch; (b) a cash expense allowance equal to 2% of the gross proceeds raised from the sale of Unsecured Notes to such investors; and (c) five-year warrants (the “2011 Placement Agent Warrants”) to purchase our common stock equal to 10% of the gross amount of securities sold to such investors. The 2011 Placement Agent Warrants have an exercise price equal to 110% of the conversion price of the Unsecured Notes and an exercise period of five years. The terms of the 2011 Placement Agent Warrants, except for the exercise price and period, are identical to the terms of the warrants related to the Unsecured Notes. In connection with acting as nonexclusive placement agent with respect to Unsecured Notes in the aggregate principal amount of $750,000 and related warrants, Monarch received aggregate cash fees of $75,000 and an aggregate cash expense allowance of $15,000, and 2011 Placement Agent Warrants to purchase an aggregate of up to 249,998 shares of our common stock at an exercise price of $0.33 per share.

Antaeus Capital, Inc. has acted as non-exclusive placement agent with respect to the placement of Unsecured Notes in the aggregate principal amount of $150,000 and related warrants, pursuant to an engagement agreement, dated April 15, 2011, between us and Antaeus. Under the engagement agreement, in return for its services as non-exclusive placement agent, Antaeus is entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of Unsecured Notes to investors introduced to us by Antaeus; and (b) 2011 Placement Agent Warrants to purchase our common stock equal to 10% of the gross amount of securities sold to such investors. The 2011 Placement Agent Warrants have an exercise price equal to 110% of the conversion price of the Unsecured Notes and an exercise period of five years. The terms of the 2011 Placement Agent Warrants, except for the exercise price and period, are identical to the terms of the warrants related to the Unsecured Notes. In connection with acting as nonexclusive placement agent with respect to Unsecured Notes in the aggregate principal amount of $150,000 and related warrants, Antaeus will receive aggregate cash fees of $15,000 and 2011 Placement Agent Warrants to purchase an aggregate of up to 50,000 shares of our common stock at an exercise price of $0.33 per share.

On April 25, 2011 we issued 93,679 shares of common stock as payment in lieu of cash for an aggregate amount of $44,029 owed to two vendors who had provided consulting services to the Company.  These shares were issued to these vendors, who were also accredited investors, at $0.47 per share. This was based on the quoted closing price of the Company’s stock on March 11, 2011, which was the date that our Board approved this stock issuance.

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

Item 6.                   Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein*:

Exhibit
Number	Exhibit Title

10.50
Form of Agreement to Convert and Amend, dated as of June 3, 2011, between the Registrant and the holders of the October Notes and related warrants and of the Unsecured Notes and related warrants.  Incorporated by reference to the corresponding exhibit to the Registrant’s Amendment No. 1 to Form S-1 filed on June 20, 2011 (File No. 333-173934).

10.51
Form of Agreement to Amend Placement Agent Warrants, dated as of June 3, 2011, between the Registrant and the holders of the Placement Agent Warrants issued pursuant to the September 30, 2010 and January 19, 2011 engagement agreements between the Registrant and Monarch Capital Group LLC and the April 15, 2011 engagement agreement between the Registrant and Antaeus Capital, Inc. Incorporated by reference to the corresponding exhibit to the Registrant’s Amendment No. 1 to Form S-1 filed on June 20, 2011 (File No. 333-173934).

10.52
Form of Agreement to Amend Warrants issued to staff members of Equity Dynamics for consulting and support services, dated as of June 8, 2011. Incorporated by reference to the corresponding exhibit to the Registrant’s Amendment No. 1 to Form S-1 filed on June 20, 2011 (File No. 333-173934).

10.53	Form of Amendment to Stock Option Agreement. Incorporated by reference to the corresponding exhibit to the Registrant’s Amendment No. 1 to Form S-1 filed on June 20, 2011 (File No. 333-173934).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*  The XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS Response, Inc.

Date: August 15, 2011		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer
(Principal Financial Officer)