Form 10-K
period 2011-09-30
CNS RESPONSE, INC.
filed 2011-12-22
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2011

or

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

(949) 420 4400
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
Yes     ☐                      No      ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2011, the last business day of the registrant's most recently completed second fiscal quarter was $25,252,920 (based on the closing sales price of the registrant's common stock on that date).

At December 16, 2011, the registrant had 56,218,431 shares of Common Stock, $0.001 par value, issued and outstanding.

CNS RESPONSE, INC.

2011 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2011 Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our limited capital and inability to raise additional funds to support operations and capital expenditures;

•	our inability to gain widespread acceptance of our PEER Reports;

•	our inability to prevail in convincing the FDA that our rEEG or PEER Online service does not constitute a medical device and should not be subject to regulation;

•	the possible imposition of fines or penalties by the FDA for alleged violations of its rules or regulations;

•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

•	our inability to successfully compete against existing and future competitors;

•	our inability to manage and maintain the growth of our business;

•	our inability to protect our intellectual property rights; and

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

With respect to this discussion, the terms “we” “us” “our” “CNS” and the “Company” refer to CNS Response, Inc., a Delaware corporation and its wholly-owned subsidiaries CNS Response, Inc., a California corporation (“CNS California”), Colorado CNS Response, Inc., a Colorado corporation (“CNS Colorado”) and Neuro-Therapy Clinic, Inc., a Colorado corporation and a wholly-owned subsidiary of CNS Colorado (“NTC”).

Background

CNS Response, Inc. was incorporated in Delaware on March 20, 1987, under the name Age Research, Inc.  Prior to January 16, 2007, CNS Response, Inc. (then called Strativation, Inc.) existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On January 16, 2007, we entered into an Agreement and Plan of Merger with CNS Response, Inc., a California corporation formed on January 11, 2000 (“CNS California”), and CNS Merger Corporation, a California corporation and our wholly-owned subsidiary (“MergerCo”) pursuant to which we agreed to acquire CNS California in a merger transaction wherein MergerCo would merge with and into CNS California, with CNS California being the surviving corporation (the “Merger”). On March 7, 2007, the Merger closed, CNS California became our wholly-owned subsidiary, and on the same date we changed our corporate name from Strativation, Inc. to CNS Response, Inc.

Our address is 85 Enterprise, Suite 410, Aliso Viejo, CA 92656, our telephone number is (949) 420-4400 and we maintain a website at www.CNSResponse.com. The reference to our web address does not constitute incorporation by reference of the information contained at this site.

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

This technology allows us to create and provide simple reports (“PEER Outcome Reports” or “PEER Reports”) to medical professionals that summarize historical treatment success of specific medications for those patients with similar neurometric brain patterns.  PEER Reports provide neither a diagnosis nor a specific treatment, but like all lab results, provide objective, evidence-based information to help the prescriber in their decision-making.  With PEER Reports, physicians order a digital EEG for a patient, which is then referenced to the PEER Online database. By providing this reference correlation, an attending physician can better establish a treatment strategy with the knowledge of how other patients with similar brain function have previously responded to a myriad of treatment alternatives. Analysis of this complete data set yielded a platform of neurometric variables that have shown utility in characterizing patient response to diverse medications. This platform then allows a new patient to be characterized based on these neurometric variables, and the database to be queried to understand the statistical response of patients with similar brain patterns to the medications currently in the database.

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

Neurometric Information Services

The Challenge and the Opportunity

The 1990’s were known as “the Decade of the Brain,” a period in which basic neuroscience yielded major advances in drug discovery and neuro-therapy. Several trends have emerged which may propel significant adoption of these advances over the next decade:

•
More than $29 billion in spending has been dedicated to the compulsory utilization of electronic health records and other IT services under the “HITECH” portion of the American Recovery and Reinvestment Act (ARRA), with most of that spending to occur between 2011-2013. Currently, less than 20% of healthcare providers utilize electronic records, yet over 90% of providers will be expected to have adopted such systems by 2015 (or face economic penalties under Medicare/Medicaid regulations).  This extraordinary growth in the use of medical informatics tools creates a significant and expanding market for CNS Response.

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

•
The Mental Health Parity Act (Parity Act) now requires payers to pay for behavioral medications and treatments using the same standards for evidence and coverage as they currently use for medical/surgical treatments;

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

Today, there are over 100 prescription drugs available to patients suffering from a behavioral disorder, representing one of the largest and fastest-growing drug classes. Unfortunately, psychotropic drugs often do not work, or lose their effect over time, and over 17 million Americans who have failed two or more medication treatments are now considered “treatment-resistant”. For these patients, the conventional “trial and error” method of prescribing psychotropic drugs has resulted in low efficacy, high relapse and treatment discontinuation rates, significant patient suffering and billions of dollars in additional cost to payers.

We believe we are the first company to create a neurometric database that correlates medication outcomes with objective neurophysiology data.  Our founding physicians developed this tool to reduce trial and error and thereby improve pharmacotherapy outcomes, particularly in treatment-resistant patients, a particularly expensive patient population with profound unmet clinical needs. Our rEEG technology has been used as adjunctive information by physicians treating behavioral disorders such as depression, anxiety, anorexia, OCD, bipolar, ADHD, addiction and others.

rEEG® was developed by a pathologist and a psychiatrist who recognized that correlation of a patient’s unique brain patterns to known long-term medication outcomes of similar patients might significantly improve therapeutic performance. This approach, commonly referred to as Personalized Medicine, is in the process of transforming both clinical practice and the pharmaceutical industry. CNS Response brings this science to behavioral medicine, where the unmet clinical need is well-documented, expensive, and growing.

The PEER Online Process

PEER Outcome Reports are offered as a neurometric information service, in which standard electroencephalogram (EEG) readings are referenced to a database to suggest patient-specific probabilities of response to different medications.  EEG recording devices are widely available, inexpensive to lease, and are available in most cities by independent mobile EEG providers.

The service works as follows:

•	Patients are directed by an attending physician to a local PEER Network provider, who performs a standard digital EEG.

•	The EEG data file is uploaded over the web to our central analytic database.

•	We analyze the data against the PEER Online database for patients with similar brain patterns.

•	We provide a report describing the success of patients with similar neurophysiology on different pharmacotherapies (much like an antibiotic sensitivity report commonly used in medicine).

•	The PEER Outcome Report is sent back to the attending physician, usually by the next business day.

Treatment Decisions Made by Licensed Professionals

With the exception of our subsidiary, the Neuro-Therapy Clinic based in Denver, CO, we do not currently operate our own healthcare facilities, employ our own treating physicians or provide medical advice or treatment for patients. Physicians who contract for our PEER Reports own their own facilities or professional licenses, and control and are responsible for the clinical activities provided on their premises. Patients receive medical care in accordance with orders from their attending physicians or providers. Physicians who contract for PEER Reports are responsible for exercising their independent medical judgment in determining the specific application of the information contained in the PEER Reports and the appropriate course of care for each patient. Following the prescription of any medication, physicians are presumed to administer and provide continuing care treatment.

Estimated Market for PEER Reports

Currently, the wholesale (direct to physician) price for standard PEER testing is $400 per test, and the retail (payer and consumer) price is approximately $800. Thus far, payments have typically been from psychiatrists whose patients pay privately for the PEER Outcome Report. The National Institute of Mental Health (NIMH) estimates that only 12.7% of patients receive minimally effective treatment, with over 17 million Americans now classified as “treatment-resistant”, meaning that they have failed to find relief after trying two or more medications.  Assuming a $600 average selling price (ASP) and an addressable market of 25% of treatment-resistant patients, we estimate a U.S. Commercial market size of approximately $2.7 billion annually.

The NIMH also estimates that in a given year approximately one quarter of adults are diagnosed for one or more mental disorders.  Furthermore, over 16% of adults will experience a major depression disorder in their lifetime. A large study published by the European College of Neuropsychopharmacology reported that 165 million (38%) of Europeans are plagued by mental and neurological disorders which have become Europe’s largest health challenge according to the study authors.

Path to Adoption

Several firms in other areas of medicine (such as Oncology) have successfully commercialized products that describe historical medication response based on objective physiology data. We are following the paths to adoption used by several of these firms by focusing on growth in three stages:

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

During 2008, the recruiting for our Depression Efficacy Trial (the Depression Efficacy Trial is further described under the heading Neurometric Services Accomplishments below) generated many important lessons about integrated marketing for our PEER Online service. By using a media mix of web, radio and TV, interested patients were delivered into the trial at an average cost of $40-$68 per contact. We will continue to pursue integrated consumer marketing as a means to introduce interested patients to our PEER Online provider network.

To drive growth in private pay, consumer-driven rEEG testing, we plan to do the following:

•
Grow our focused physician network: We currently have 70 active practicing physicians utilizing PEER Outcome Reports in their practices, defined as having paid for testing within the last 12 months. Over the same period, 31 new physicians were trained. Physicians who become “power users” (which we define as physicians who conduct several tests per month) report significantly better results than casual users of PEER Online technology, and have certain economies of scale in using the test in their practices. Similar to practices that have adopted laser eye surgery technology in consumer-driven ophthalmology, successful practices using PEER Online have reported that as their word-of-mouth referrals increase, their procedure billings increase, and their average patient visits decrease (as patients improve). Accordingly, their patient turnover may increase over time, requiring additional marketing efforts to grow their practice volume.

We plan to focus on supporting these power users through direct marketing, clinical practice support (patient intake, scheduling, washout support and reporting), and technical support. This focused network approach has been successful in other specialties (for example, in organ transplant networks and in disease management) because it is easier to sell to payers, facilitates data collection, and is more cost-effective in delivering care even at higher provider margins.  Currently, the wholesale (direct-to-physician) price for a standard PEER Outcome Report is $400 per test, and the retail (payer and consumer) price is approximately $800.

•
Utilize our PEER Online service: In 2008, we purchased the psychiatric clinic in Denver, co-founded by our Chief Medical Officer, Daniel Hoffman, MD. The clinic currently serves as a platform for perfecting PEER Online workflow, information systems, product development and research. We also test local marketing strategies in Denver which can then be generalized to other PEER Online network clinics. The Denver clinic may ultimately become a national Center of Excellence for neuropsychiatry, where insurers may direct certain treatment-resistant patients.

•
Scalable platform for delivery: During 2009 and 2010, significant development effort was focused on production systems and lab infrastructure to accommodate potential growth in the production volume of our PEER Reports. Our current production application is able to accommodate up to 100 tests per week without additional manpower. In addition to providing scalable capacity, the production system provides for online delivery of tests and delivery of test data to physicians’ desktops or iPad. Currently, we are investing in projects to reduce or eliminate the remaining manual processes in test production: including the “artifacting” of EEG data and the Neurologist review of each case. It is estimated that these processes will, over time, be replaced with validated algorithms, exception-based reviews and/or post-facto sampling for quality assurance.

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

Presently, PEER Outcome Reports are not reimbursable procedures for most health care payers. Initially, payer response to most new technologies is a reflexive denial of coverage, regardless of the superiority of evidence or economics. Over time, however, certain payers may adopt technologies which confer a clear marketing or underwriting advantage, or which protect them from legal claims for reimbursement under new legislation (e.g. Parity).

We intend to prove that our PEER Reports are a compelling value for payers through independent research, budget impact models, and payer pilots (economic trials):

•	Evidence for payers: We will share well-designed research on PEER Report efficacy, intended to demonstrate the weight of superior evidence in controlled and real-world clinical trials and case series.

•
Parity: The Mental Health Parity Act (Parity Act) is changing all payers’ coverage criteria, requiring equal coverage for behavioral and medical therapies, using the same coverage criteria and evidence. Milliman Global Actuarial Services estimates a 1-3% increase in overall health costs resulting from a significant increase in behavioral health expenditures driven by the Parity Act. Of particular interest to us, however, is the specific language in the Parity Act which requires that coverage of a scope-of-service for one type of diagnosis (for example: a Neurologist performing a diagnostic EEG for Epilepsy) be applied equally as to the use of an EEG by a Psychiatrist for medication management.

•
Budget Impact Model: A Budget Impact Model for PEER Online has been developed by Analysis Group Economics based on the published research of Kessler, Russell and others covering the cost of treatment failure in mental disorders. Modeling the economic impact of PEER Reports in a health plan, we estimate that full utilization of PEER Reports in treatment-resistant depression, anxiety, bipolar and ADHD could save $8,500 per treatment-resistant member annually.

•
Economic Trials: Economic Trials are intended to demonstrate the comparative effectiveness of PEER Reports versus prevailing Trial & Error medication management through pilot programs within a payer’s own population. Although no payer is currently reimbursing physicians for the use of PEER Online technology, we are currently negotiating pilot programs for reimbursement coverage with several of the nation’s largest payers, representing over 80 million covered lives.

(3)  Full payer coverage.

We will seek to achieve full reimbursement by insurance companies of PEER Online services by establishing a successful direct-to-consumer adoption of the PEER Reports, along with continued release of confirmatory PEER Online research in peer-reviewed publications. Following the examples described above, we will seek to accelerate the effect of these initiatives in the following ways:

•
Patient Advocacy : We believe that some components of the PEER Report may be billable to payers under the Mental Health Parity Act. Historically, patients of our physician network providers, and those in our own clinic in Colorado, have paid out of pocket for PEER Reports and then sought reimbursement from their insurance carrier. Although these providers frequently furnish information to support these claims, the success of their prosecution by patients is unclear.

Accordingly, we intend to organize the advocacy of each claim with third party payers, which has been successful with other companies.

•
Guideline development: We intend to continue internal and externally-sponsored clinical research to prove the efficacy of our technology to professional associations, such as the American Psychiatric Association. We believe that with strong clinical results, professional associations may endorse PEER Reports in their treatment guidelines, which may drive full payer coverage.

We also believe that the inclusion of historical and new PEER Report research in Comparative Effectiveness studies conducted under the Agency for Healthcare Research and Quality (AHRQ) would be a significant milestone. As a consequence of this recent focus on cost-effective treatment, an unprecedented level of funding has been made available under the Economic Recovery Act, the budgets for NIH and AHRQ, and earmarked budgets for the Department of Defense and the Veterans Administration (“VA”).  It should be noted that the VA recently lost an appeal in the 9th Circuit Court, which ruled that delays by the VA in mental healthcare treatment and substandard results were unconstitutional. We intend to pursue research opportunities with several external sponsors of research, including:

•	the National Institute of Mental Health, focusing on the cost-effectiveness of PEER Reports as a more deployable version of brain imaging to guide prescribing;

•	the Department of Defense and the Veterans Administration, to address the potential for PEER Reports in treating returning soldiers with PTSD and Major Depression; and

•	the Centers for Medicare and Medicaid Services (CMS), as a mechanism for improving quality and cost performance in programs that spend billions on psychotropic medications.

Neurometric Services Accomplishments

Optum Approval as Emerging Technology:  The company has been involved in a one-year Technology Assessment process with United Healthcare, the nation’s largest health insurance carrier, reviewing clinical evidence to determine the clinical effectiveness and reimbursement coverage for our technology.  The carrier approved PEER Outcomes for reimbursement as an Emerging Technology, determining that it had sufficient evidence based on two randomized controlled trials with statistical significance and reasonable effect size.  The technology is approved for use in pilot programs for selected regions and/or clients.  The Technology Assessment has been published at the following web address:
 https://www.ubhonline.com/html/guidelines/index.html#bestPracticeGuidelines.

Depression Efficacy Study: Over the last few years, we have been primarily focused on proving the efficacy of PEER Report informed treatments through multiple clinical trials. The largest of these — the Depression Efficacy Trial — was a multi-center, randomized, parallel controlled trial completed in 2009 at 12 academic and commercial sites, including Harvard, Stanford, Cornell, UCI and Rush. The study began in late 2007 and was completed in September 2009, screening 465 potential subjects with Treatment Resistant Depression and ultimately randomizing 114 participants to a 12-week course of treatment utilizing PEER Reports in the experimental group and a modified STAR*D algorithm in the control group (STAR*D, or Sequenced Treatment Alternatives to Relieve Depression, was a large, seven-year study sponsored by the National Institute of Mental Health and completed in 2006). Primary clinical outcome measures included the Quick Inventory of Depression Symptomology (QIDS-16-SR) and the Quality of Life Enjoyment and Satisfaction Questionnaire (Q-LES-Q-SF). Top-line results were consistent with previous clinical trials of PEER Reports:

•
The study found that PEER Reports significantly outperformed the modified STAR*D treatment algorithm beginning at week two. The difference, or separation, between PEER Reports and the STAR*D control group was 50 and 100 percent for the study’s two primary endpoints. By contrast, separation between a new treatment and a control group often averages less than 10 percent in antidepressant studies. Interestingly, separation was achieved early (in week 2) and was durable, continuing to grow through week 12.

•
The control group in this case, STAR*D, was a particularly tough comparator, representing a level of evidence-based depression care that is available to only 10% of the US population, according to one of the study’s authors.

•	Statistical significance (p < .05) was achieved on all primary and most secondary endpoints.

During 2011 we released the results of several studies which had been conducted during the year as follows:

Commercial Payer Analysis: We conducted a retrospective analysis of physician reports and health records of patients who were members of several of the nation’s largest managed care networks. The results were presented at the 2011 NEI Global Psychopharmacology Congress.  The analysis of 257 evaluable patient records, for the period starting in 2003 through mid-2011, represents cases in which the prescribers utilized PEER Outcome Reports for these patients. The analysis found that prescribers using the PEER Outcomes reported reduced trial-and-error pharmacotherapy through the following findings:

•	27 patients (11%) actually required no medications at all.

•	Of the remaining patients who required medications:

o	87% of the patients achieved “much improved” or “very much improved” on the Clinical Global Improvement standardized outcomes measurement.

o	69% of the patients achieved Maximum Medical Improvement (MMI) in an average of four visits

o	Out of 68 (26%) patients who had reported suicidality preceding their PEER Outcome Report, nine (4%) reported suicidal thoughts during the average two year follow-up period.

o
Out of 33 patients who had experienced a severe adverse event on their previous medications, 18 (55%) had PEER Outcome Reports which indicated poor outcomes for those medications in patients with similar EEG findings, suggesting caution in using those drugs.

Medco Analysis: In 2011, the company signed an agreement with Medco Health Services Inc to analyze historical PEER Outcome results in terms of Medco drug and healthcare claims datasets.  Approximately 2,200 matching records were analyzed, yielding about 211 patients for whom 365 days of continuous claim data were available before and after the test.   Based on these data, consultants for CNS Response assessed the performance of physicians before and after testing.  Findings include:

•
Significant changes in physician prescribing behavior: approximately 92% of physicians receiving PEER Outcome reports changed pharmacotherapy strategies post-test, with over half changing every single medication.

•	Increased proportion of generic prescribing: generic utilization increased 32% after receipt of PEER Outcome reports.

Medco research performed an analysis of this tested group against a control cohort of patients in its database matched by age, sex, disease chronicity and prescription profile.

•
The primary endpoint of the analysis was to measure impact on healthcare utilization, with a 25% reduction in health care costs experienced for those in the PEER group versus those in the control cohort.  However, because the claim sample size was small (only 29 health care records), the reduction did not reach statistical significance.

•
Drug mix: a significantly higher proportion of older medications were utilized by physicians in the tested group, with generally fewer SSRIs and Atypical Antipsychotics, and categorical increases in MAOI and Tricyclic class antidepressants, and certain stimulants.

Eating Disorders Study: We published in the Neuropsychiatric Disease and Treatment, the journal of the International Neuropsychiatric Association (INA), a paper entitled “Retrospective Chart Review of a Referenced EEG Database in Assisting Medication Selection for Treatment of Depression in Patients with Eating Disorders.” The physicians reviewed two-year pre-treatment data and between two- to five-year follow-up data, found that study patients experienced significantly decreased depressive symptoms and overall 53 percent fewer hospitalization days, which significantly reduced overall healthcare costs. In addition, according to the study, the wide variety of medications successfully used to treat study patients suggests there is no single class of medications for treating eating disorders. Instead, by developing individual treatment regimens, correlated to a patient’s unique neurophysiology, physicians were able to achieve significant reductions in trial-and-error practice. The subjects had previously failed an average of 5.7 medications over an average of nine years.

•
The study group focused on 22 eating disorders patients with a median age of 21 years. The average age of onset of eating disorders symptoms was 15.6 years. The primary comorbid diagnosis for each patient included either major depressive disorder (MDD) for 18 (82%) of the patients or bipolar disorder (BPD) for four (18%) of the patients. Additionally, 12 individuals were diagnosed with comorbid obsessive-compulsive disorder (OCD), three with attention deficit disorder (ADHD), five with past alcohol abuse/dependence, six with generalized anxiety disorder (GAD), and one with post-traumatic stress disorder (PTSD). According to the study:

▪	Not only did most of the patients’ depression and severity scores normalize quickly and significantly, but they also continued to improve during the two-to-five-year follow-up period.

▪	As early as six months from starting treatment, 11 patients (50%) reported complete remission of depression symptoms, nine reported mild depression symptoms, and two remained moderately depressed.

▪
In total, prior to physician use of PEER Outcome data, 18 patients (82%) had inpatient hospitalizations; only seven (32%) required hospitalizations in the two- to five-year follow-up period, which resulted in shorter stays and less intensive treatment (e.g. partial hospitalization versus inpatient).

Polypharmacy Paper: We published an additional paper in Neuropsychiatric Disease and Treatment, the journal of the (INA) entitled “Polypharmacy Or Medication Washout: An Old Tool Revisited”.  The paper includes a comparison of the advantages and risks from using medication washout versus polypharmacy with treatment-resistant patients. Polypharmacy is a common medical practice in which physicians prescribe additional psychiatric medications on top of previous medications already being used for a patient.  This can result in patients being on too many drugs with the potential for harmful side effects. When done appropriately, washing medications out of select patients can be valuable in supporting better patient diagnosis and assessing medication needs, and can reduce the risks resulting from unknown drug interactions. While some patients will still need more than one medication as part of their treatment regimen, the ultimate goal is to determine which medications are necessary and effective for an individual patient. The paper highlights previous study findings and current data related to medication washout and polypharmacy, including:

•
A recently reported study, Combining Medication to Enhance Depression Outcomes (CO-MED), funded by the National Institutes of Health, started patients on several antidepressants (with synergistic pharmacological effects) at the same time.  The study findings suggest that for a significant number of patients with major depression, polypharmacy adds to the side effect burden without an increase in efficacy.

•	A recent study of 659 depressed patients found that their rate of cardiovascular problems increased from 8.8 percent to 30.7 percent after only six weeks of polypharmacy.

•	According to an Army report released in 2010, between 2006 and 2009, 101 soldiers died as a result of multiple drug toxicity while under the care of the Army’s Wounded Warrior Transition Units.

•
Use of polypharmacy in the elderly can lead to morbidity and mortality. As early as 1992, it was reported that psychotropic agents are the most commonly misused drugs in the elderly and are associated with increased illness severity, hospitalizations, number of physician visits, as well as other issues.

•
In a study of 2,009 treatment-resistant patients who underwent total medication washout, only five patients (0.25%) discontinued the washout process due to either rebounding of their original mood disorder or discontinuation symptoms, while an additional 15 (0.75%) complained of an adverse response but continued the washout.  Most of the adverse events were related to mild or moderate discontinuation symptoms with no mortality or serious morbidity in the patients’ functioning.

Product Development

Within the past year significant changes have been made to the company’s product architecture and database, as well as refinement of its market focus with physicians and payers.   Accordingly, the company has introduced PEER Online™ as its cloud-based platform for physicians and the PEER Outcome™ Report as its output.   The designation rEEG® will continue to be used in reference to the company’s original database, but not to its services or output.  Significant updates to the outcome database have occurred over the past year, including:

•
Significant expansion from the current 17,000 endpoint database, based on  receipt of hundreds of new patient outcomes from network physicians.  With the addition of approximately 2,000 new subjects under an Investigational Device project with the U.S. Military, the PEER Outcome database has the potential to more than double during 2012.

•
The Company is upgrading its normative database to improve the robustness and utility of its findings, using the Neuroguide platform from Applied Neurosciences Inc.  In addition to an improved normative dataset and significantly more variables for characterizing neurophysiology (10 times more than our current database), this platform offers the opportunity for improved pattern recognition and display of three-dimensional findings from quantitative EEG through LORETA, a modeling capability which analyzes deeper structures within the brain.

•	Acquisition of new EEG markers for response to non-drug therapies (see TMS discussion in Intellectual Property, below)

Use of PEER Online Technology in Pharmaceutical Development

In addition to its utility in providing psychiatrists and other physicians with medication sensitivity guidance, PEER Online technology provides us with significant opportunities in the area of pharmaceutical development. In the future, we aim to use our proprietary data and processes to advance central nervous system (CNS) pharmaceutical development and economics, in one or more of the following ways:

•
Enrichment: Selecting patients for clinical trial who not only have the symptoms of interest, but are shown by PEER Report screenings as likely to respond to the developer’s drug. An oft-cited example is the antidepressant Prozac, which failed several clinical trials before it achieved success in two separate trials. The ability to design trials in which exclusion criteria identify and exclude patients who are clearly resistant, as determined by PEER Reports, has the potential to sharpen patient focus and productivity in clinical trials of psychotropic medications.

•
Repositioning: PEER Reports may suggest new applications/indications of existing medications. For example, Selective Serotonin Reuptake Inhibitor Antidepressants (SSRI’s) are now commonly given by primary care physicians for depression and other complaints, but often produce unwanted side effects or inadequate results. The ability to define individual neurometrics for patients, who respond better to tricyclics (TCA’s), or combinations of TCA’s and stimulants, offers the potential for new indications for existing compounds.

•
Salvage: Resuscitation of medications that failed phase II or III studies.  One example of this opportunity is Sanofi-Aventis’ unsuccessful PMA filing for Rimonabant, a promising anti-obesity/cardio-metabolic compound which was denied approval in the U.S. due to central nervous system side-effects in their clinical trial populations. Being able to screen out trial participants with resistance to a certain medication is an application for PEER Reports, and could create “theranostic” products (where an indication for use is combined with PEER Reports) for compounds which have failed to receive broader approval.

•
New Combinations: Unwanted adverse effects occur with medications in fields from cancer to hepatitis. The ability to improve these medications, in combination with psychotropics, may improve safety, compliance, and sometimes, patient outcomes.

•	Decision Support: Improved understanding supports improved decision making at all levels of pharmaceutical development.

Competition

Comparable Companies

Although there are no companies offering a service directly comparable to PEER Online services, the following companies might be noted as pursuing similar strategies:

•
GENOMIC HEALTH, Inc. is a life science company focused on the development and commercialization of genomic-based clinical laboratory services for cancer that allow physicians and patients to make individualized treatment decisions.

•	ASPECT MEDICAL SYSTEMS, INC. (now part of Covidien) is developing a specific EEG measurement system that indicates a patient’s likely response to some antidepressant medications.

•
BRAIN RESOURCE COMPANY is an Australian Clinical Research Organization (CRO) and neurosciences company focused on personalized medicine solutions for patients, clinicians, pharmaceutical trials and discovery research.

•
IBM Corporation entered the field of clinical decision support with the launch of its Watson product, a natural language artificial intelligence system.    The supercomputer-based software can scan information in 1 million books or about 200 million pages of data, analyze it and respond with answers in less than three seconds, according to IBM.  Watson will sort through large amounts of electronic health records and unstructured medical data to help doctors and nurses provide recommendations on treatment plans.

Intellectual Property

PEER Online Patents

We have five issued U.S. Patents which cover the process involved in our PEER Online service. In addition, we believe these patents cover the analytical methodology we use with any form of neurophysiology measurement including SPECT (Single Photon Emission Computed Tomography), fMRI (Functional Magnetic Resonance Imaging), PET (Positron Emission Tomography), CAT (Computerized Axial Tomography), and MEG (Magnetoencephalography). We do not currently have data on the use of such alternate measurements, but we believe they may, in the future, prove to be useful to guide therapy in a manner similar to rEEG. We have also filed patent applications for our technology in various U.S. and foreign jurisdictions, and have issued patents in Europe, Mexico, Australia and Israel.

During 2009 and 2011, we were awarded additional process patents for use of PEER Online technology in drug discovery, including clinical trial and drug efficacy studies. In addition, we successfully defended our patents by requesting reexamination of a patent issued to Aspect Medical (now Covidien), resulting in a reduction and narrowing of claims awarded under the previously issued Aspect patents.

rEEG Trademarks

“Referenced-EEG” and “rEEG” are registered trademarks of CNS California in the United States. We will continue to expand our brand names and our proprietary trademarks worldwide as our operations expand.  We have trademarked PEER Online and PEER Outcome Reports and expect to have them registered in due course.

PEER Online Database

The PEER Online database consists of over 17,000 medication trials across over 2,000 patients who had psychiatric or addictive problems. The PEER Online database is maintained in two parts:

1. The QEEG Database

The QEEG Database includes EEG recordings and neurometric data derived from analysis of these recordings. This data is collectively known as the QEEG Data. QEEG or “Quantitative EEG” is a standard measure that adds modern computer and statistical analyses to traditional EEG studies. We utilize two separate QEEG databases which provide statistical and normative information in the PEER Outcome Report process.

2. The Clinical Outcomes Database

The Clinical Outcomes Database consists of physician provided assessments of the clinical long-term outcomes (average of 405 days) of patients and their associated medications. The clinical outcomes of patients are recorded using an industry-standard outcome rating scale, the Clinical Global Impression Improvement scale (“CGI-I”). The CGI-I requires a clinician to rate how much the patient’s illness has improved or worsened relative to a baseline state. A patient’s illness is compared to change over time and rated as: very much improved, much improved, minimally improved, no change, minimally worse, much worse, or very much worse.

The format of the data is standardized and that standard is enforced at the time of capture by a software application. Outcome data is input into the database by the treating physician or in some cases, their office staff. Each Physician has access to his/her own patient data through the software tool that captures clinical outcome data.

We consider the information contained in the PEER Online database to be a valuable trade secret and are diligent about protecting such information. The PEER Online database is stored on a secure server and only a limited number of employees have access to it.

Transcranial Magnetic Stimulation

In November 2011, we acquired a neurometric platform, and other intellectual property, which may help physicians better understand positive or negative patient response to Transcranial Magnetic Stimulation (TMS). The data is expected to be available to physicians through our PEER Online platform in early 2012.

TMS is a non-invasive outpatient procedure that uses magnetic fields to stimulate areas of the brain thought to control mood.  TMS, which is approved by the U.S. Food and Drug Administration and offered approximately 300 psychiatrists nationwide, is sometimes used as an alternative treatment for patients who have failed one or more antidepressants for the treatment of depression.  While treatment periods vary by patient, a typical treatment regime generally involves 20 to 30 treatments over a four to six week period.

The TMS responsivity data, which is based on an EEG, helps physicians learn how patients with similar EEG patterns responded to TMS, thereby enabling them to more effectively guide patients most likely to benefit from this treatment and reduce expenditures on patients for whom TMS is not likely to be an effective solution for their depression.

Research and Development

We plan to continue to enhance, refine and improve the accuracy of our PEER Online database and PEER Outcome Reports through expansion of the number of medications covered by our PEER Reports, expansion of our neurometrics, refinement of our report generating system, and by reducing the time to turnaround a report to the physician. Research and Product Development expenses during the fiscal years ended September 30, 2011 and 2010 were $924,800 and $1,120,500 respectively.

Government Regulation

The FDA informed us that it believes our rEEG service, and its successor, now called PEER Online, constitutes a medical device which is subject to regulation by the FDA, requiring pre-market approval or 510(k) clearance by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the “Act”) before our service can be marketed or sold.

In early 2010, based upon written guidance from the FDA’s Center for Devices and Radiological Health (“Center”), we submitted an application to obtain 510(k) clearance for our rEEG service, without waiving our right to continue to take the position that our services do not constitute a medical device. We sought review of our rEEG service, based upon its equivalence to predicate devices that already have FDA clearance, which appeared to represent a sound mechanism in order to reduce regulatory risks.

On July 27, 2010, we received a letter (the “NSE Letter”) from the FDA stating that they determined that our rEEG service was not substantially equivalent to the predicate devices that had previously been granted 510(k) clearance and that among other options we could be required to file a premarket approval application (PMA) and obtain approval before our rEEG service can be marketed legally, unless it is otherwise reclassified.  The Company has filed an appeal for reconsideration of this finding based on material product modifications and additional evidence.  For example, the Company received in June, 2011, a response to its outstanding Freedom of Information Act request for original copies of the predicate filings, which the Company believes confirms its position that the predicate devices were cleared for the same intended use as the rEEG service.

In December 2010, and again in September, 2011, the Company met with Center officials to determine whether FDA had or would soon be developing a regulatory pathway for clinical decision support services such as rEEG.  In the latter meeting, the Company provided a detailed outline of its PEER Outcome registry, a published, transparent repository of individual medication response reports which reference known electrophysiology variables. Application of these published data can be performed manually, much like tables in medical journals, and do not meet the traditional definition of a regulated medical device.

Following its September, 2011, meeting with Center officials, the Company successfully registered its PEER Outcome database as a Class I Exempt Device within the category of Medical Device Data System, Section 860.6310.

At the same time, the Company continued its engagement with Center staff over the potential for a regulatory pathway for PEER Online as a Class II medical device, based on the Center’s recommendation that military use of PEER Online move forward under an Investigational Device Exemption (IDE) in order to provide additional data to support a successful 510(k) filing.

We currently intend to continue marketing as a non-device cloud-based neurometric information service branded as PEER Outcome Reports, under our Class I registration, while we pursue a military IDE process during 2012.  If we continue to market our PEER Outcomes and the FDA determines that we should be subject to further FDA regulation as a Class II device, it could seek enforcement action against us based upon its position that our PEER Outcome Reports constitute a medical device as a result of which we could be forced to cease our marketing activities and pay fines and penalties which could have a material adverse impact on us.

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

Employees

As of November 15, 2011, we had approximately 13 full-time and 6 part-time employees, and 3 independent contractors. We offer all full-time employees medical insurance, dental insurance and paid vacation. We believe that our relations with our employees are good. None of our employees belong to a union.

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

Risks Related to Our Company

We need immediate additional funding to support our operations and capital expenditures, which may not be available to us. This lack of availability could have a material adverse effect on our business. Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern.

We have not generated significant revenues or become profitable, may never do so, and may not generate sufficient working capital to cover costs of operations. Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern. Until we can generate a sufficient amount of revenues to finance our operations and capital expenditures, we have to finance our cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. As of September 30, 2011, we had approximately $93 thousand in cash and cash equivalents at hand. While we received $0.83 million from the sale of subordinated secured convertible Bridge Notes (“2011 Bridge Notes”) and warrants between October 12 and November 17, as of November 21, 2011, we had approximately $384 thousand in cash and cash equivalents at hand. We therefore need additional funds immediately to continue our operations and will need substantial additional funds before we can increase demand for our PEER Online services (formerly known as rEEG services). We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail. In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could ultimately cause us to have to cease operations. Our financial statements include an opinion of our auditors that our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern.

Our liabilities exceed our assets; we have a working capital deficit. Our secured convertible notes, which are payable during 2012, are secured by all of our assets.

As of September 30, 2011, we had liabilities of $11.8 million and assets of only $0.4 million. We had a working capital deficit of $11.5 million. Included in our liabilities are $4.8 million in derivative liabilities (as determined under ASC 815) associated with our convertible notes and associated warrants. Furthermore, as of September 30, 2011, we have outstanding senior and subordinated secured convertible notes in an aggregate principal amount of $5.5 million which were originally repayable starting October 1, 2011.  All of these convertible notes have been amended by the Company and holders of a majority in principal amount of each such series of notes to extend the maturity date to October 1, 2012. The senior notes are secured by substantially all of our assets.  In addition, the subordinated notes issued between January and April 2011 are now also secured by substantially all of our assets, enjoying a second position security interest. The holders of our senior and subordinated secured convertible notes have agreed to convert their notes in connection with a public offering which yields gross proceeds of at least $10 million.  If we are not successful in consummating such an offering our convertible notes will remain outstanding.  Additionally, since October 12, 2011, we have issued $830,000 in subordinated secured convertible notes (“2011 Bridge Notes”).  Holders of these notes have the option to redeem or convert their notes at the time of a public offering which yields gross proceeds of at least $10 million.

We currently have no resources to repay such senior and subordinated secured notes, which include the newest Bridge Notes, and we will be required to either raise additional funds or seek conversion of these notes to avoid a default. If we default on our secured notes, the holders of the secured notes will be entitled to take all of our assets, in satisfaction of the obligation we have to them, thereby leaving no value for the holders of common stock.

We have a history of operating losses.

We are a company with a limited operating history. Since our inception, we have incurred significant operating losses. As of September 30, 2011, our accumulated deficit was approximately $42.2 million. Our future capital requirements will depend on many factors, such as the risk factors described in this section, including our ability to maintain our existing cost structure and to execute our business and strategic plans as currently conceived. Even if we achieve profitability, we may be unable to maintain or increase profitability on a quarterly or annual basis.

If our PEER Reports do not gain widespread market acceptance, we will not sell adequate services to maintain our operations.

We have developed a methodology that aids psychiatrists and other physicians in selecting appropriate and effective medications for patients with certain behavioral or addictive disorders based on physiological traits of the patient’s brain and information contained in a proprietary database that has been developed over the last twenty years. We began selling reports, referred to as rEEG Reports, based on our methodology in 2000, these reports have since been rebranded as PEER Outcome Reports. To date, we have not received widespread market acceptance of the usefulness of our PEER Reports in helping psychiatrists and other physicians inform their treatment strategies for patients suffering from behavioral and/or addictive disorders, and we currently rely on a limited number of employees to market and promote our PEER Reports. To grow our business, we will need to develop and introduce new sales and marketing programs and clinical education programs to promote the use of our PEER Reports by psychiatrists and other physicians and hire additional employees for this purpose. If we do not implement these new sales and marketing and education programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business, which could also negatively impact our stock price.

Our PEER Reports may not be as effective as we believe them to be, which could limit or prevent us from growing our revenues.

Our belief in the efficacy of our PEER Online technology is based on a limited number of studies. Such results may not be statistically significant, and may not be indicative of the long-term future efficacy of the information we provide. Controlled scientific studies, including those that have been announced and that are planned for the future, may yield results that are unfavorable or demonstrate that our services, including our PEER Reports, are not clinically useful. While we have not experienced such problems to date, if the initially indicated results cannot be successfully replicated or maintained over time, utilization of services based on our PEER Online technology, including the delivery of our PEER Reports, may not increase as we anticipate, which would harm our operating results and stock price. In addition, if we fail to upgrade our PEER Online database to account for new medications that are now available on the market, psychiatrists and other physicians may be less inclined to utilize our services if they believe that our reports only provide information about older treatment options, which would further harm our operating results and stock price.

The United States Food & Drug Administration (FDA) believes that rEEG, and potentially our PEER Online service constitutes a medical device, which is subject to regulation by the FDA. As we continue to market our PEER Online service, there is risk that the FDA will seek enforcement action against us.  The FDA has informed us that our marketing of our PEER Online services without prior approval or re-classification by the FDA constitutes a violation of the Federal Food, Drug and Cosmetic Act.

Since April of 2008, we have been in a dialogue with the FDA regarding its position that our rEEG service, and its successor, now called PEER Online, constitutes a medical device which is subject to regulation by the FDA. On April 10, 2008, we received correspondence from the FDA in which the FDA indicated it believed, based in part on the combination of certain marketing statements it read on our website, together with the delivery of our rEEG Reports, that we were selling a software product to aid in diagnosis, which constituted a “medical device” requiring pre-market approval or 510(k) clearance by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the “Act”). We responded to the FDA on April 24, 2008 indicating that we believed it had incorrectly understood our product offering, and clarified that our rEEG services are not diagnostic and thus for this as well as other reasons, do not constitute a medical device.  On December 14, 2008, the FDA again contacted us and indicated that, based upon its review of our description of our intended use of the rEEG Reports on our website, it continued to maintain that our rEEG service met its definition of a medical device. In response to the FDA communications, we made a number of changes to our website and other marketing documents to reflect that rEEG is a service to aid in medication selection and is not an aid to diagnosis. On September 4, 2009, through our regulatory counsel, we responded to the December 14, 2008 FDA letter explaining our position in more detail.

During the intervening period of time, based upon written guidance from the FDA’s Center for Devices and Radiological Health (“Center”), we chose to submit an application to obtain 510(k) clearance for our rEEG service, without waiving our right to continue to take the position that our services do not constitute a medical device. We sought review of our rEEG service based upon its equivalence to predicate devices that already have FDA clearance which appeared to represent a sound mechanism to reduce regulatory risks.

On July 27, 2010, we received a letter (the “NSE Letter”) from the FDA stating that they determined that our rEEG service was not substantially equivalent to the predicate devices that had previously been granted 510(k) clearance and that among other options we could be required to file an approved premarket approval application (PMA) before it can be marketed legally, unless it is otherwise reclassified.  The company has filed an appeal for reconsideration of this finding based on material product modifications and additional evidence.  For example, the Company received in June 2011 a response to its outstanding Freedom of Information Act request for original copies of the predicate filings, which the Company believes to confirm its position that the predicate devices were cleared for the same intended use as the rEEG service.

In December 2010 and again in September 2011, the Company met with Center officials to determine whether FDA had or would soon be developing a coherent regulatory pathway for clinical decision support services such as rEEG.  In the latter meeting, the Company provided a detailed outline of its PEER Outcome registry, a published, transparent repository of individual medication response reports which reference known electrophysiology variables.

The Company successfully registered its PEER Outcome database as a Class I Exempt Device within the category Medical Device Data System, Section 860.6310, following the meeting.

The Company continued its engagement with Center staff over the potential for a regulatory pathway for PEER Online as a Class II medical device, based on the Center’s recommendation that military use of PEER Online move forward under an Investigational Device Exemption (IDE) in order to provide additional data to support a successful 510(k) filing.

We currently intend to continue marketing as a non-device cloud-based neurometric information service branded as PEER Outcome Reports, under our Class I registration, while we pursue a military IDE process during 2012.  If we continue to market our PEER Outcomes and the FDA determines that we should be subject to further FDA regulation as a Class II device, it could seek enforcement action against us based upon its position that our PEER Outcome Reports constitute a medical device, as a result of which, we could be forced to cease our marketing activities and pay fines and penalties which could have a material adverse impact on us.

If government and third-party payers fail to provide coverage and adequate payment rates for treatments that are guided by our PEER Reports, our revenue and prospects for profitability will be harmed.

Our future revenue growth will depend in part upon the availability of reimbursement from third-party payers for psychiatrists and other physicians who use our PEER Outcome Reports to guide the treatment of their patients. Such third-party payers include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payers are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which procedures they will pay for and the amounts that they will pay for new procedures. As a result, they may not cover or provide adequate payment for treatments that are guided by our PEER Reports, which will discourage psychiatrists and other physicians from utilizing the information services we provide. We may need to conduct studies in addition to those we have already announced to demonstrate the cost-effectiveness of treatments that are guided by our products and services to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Adequate third-party reimbursement might not be available to enable us to realize an appropriate return on investment in research and product development, and the lack of such reimbursement could have a material adverse effect on our operations and could adversely affect our revenues and earnings.

Regulations are constantly changing, and in the future our business may be subject to additional regulations that increase our compliance costs.

Federal, state and foreign laws and regulations relating to the sale of our PEER Outcome Reports are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, including injunctions preventing us from conducting our business, withdrawal of clearances or approvals and civil and criminal penalties. In the event that federal, state, and foreign laws and regulations change, we may need to incur additional costs to seek government approvals, in addition to the clearance we are currently seeking from the FDA (discussed above), in order to sell or market our PEER Online service. There is no guarantee that we will be able to obtain such approvals in a timely manner or at all, and as a result, our business would be significantly harmed.

Our Clinical Services business generates the majority of our revenue, and adverse developments in this business could negatively impact our operating results.

Our Clinical Services business, which we view as ancillary to our core Neurometric Information Services business, currently generates the majority of our revenue and is operated by our wholly-owned subsidiary, NTC. In the event that NTC is unable to sustain the current demand for its services because, for instance, we are unable to maintain favorable and continuing relations with our clients and referring psychiatrists and other physicians or if Daniel Hoffman, the Medical Director at NTC and our Chief Medical Officer, were no longer associated with NTC, our revenues could significantly decline, which could adversely impact our operating results and our ability to implement our growth strategy.

Our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectation of analysts or investors.

Management expects that we will experience substantial variations in our operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include, without limitation:

•	the use of and demand for PEER Reports and other products and/or services that we may offer in the future that are based on our patented methodology;

•	the effectiveness of new marketing and sales programs;

•	turnover among our employees;

•	changes in management;

•	the introduction of products or services that are viewed in the marketplace as substitutes for the services we provide;

•	communications published by industry organizations or other professional entities in the psychiatric and physician community that are unfavorable to our business;

•	the introduction of regulations which impose additional costs on or impede our business; and

•
the timing and amount of our expenses, particularly expenses associated with the marketing and promotion of our services, the training of physicians and psychiatrists in the use of our PEER Reports, and research and development.

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

Our relationships with psychiatrists and other physicians are critical to the growth of our Neurometric Information Services business. We believe that these relationships are based on the quality and ease of use of our PEER Reports, our commitment to the behavioral health market, our marketing efforts, and our presence at tradeshows. Any actual or perceived diminution in our reputation or the quality of our PEER Reports, or our failure or inability to maintain our commitment to the behavioral health market and our other marketing and product promotion efforts could damage our current relationships, or prevent us from forming new relationships, with psychiatrists and other physicians and cause our growth to be limited and our business to be harmed.

To sell our PEER Reports, psychiatric professionals must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from this community. Acceptance of our PEER Reports depends on educating psychiatrists and other physicians as to the benefits, clinical efficacy, ease of use, revenue opportunity, and cost-effectiveness of our PEER Reports and on training the medical community to properly understand and utilize our PEER Reports. If we are not successful in obtaining the recommendations or endorsements of psychiatrists and other physicians for our PEER Reports, we may be unable to increase our sales and profitability.

Negative publicity or unfavorable media coverage could damage our reputation and harm our operations.

In the event that the marketplace perceives our PEER Reports as not offering the benefits which we believe they offer, we may receive significant negative publicity. This publicity may result in litigation and increased regulation and governmental review. If we were to receive such negative publicity or unfavorable media attention, whether warranted or unwarranted, our ability to market our PEER Reports would be adversely affected, pharmaceutical companies may be reluctant to pursue strategic initiatives with us relating to the development of new products and services based on our PEER Online technology, we may be required to change our products and services and become subject to increased regulatory burdens, and we may be required to pay large judgments or fines and incur significant legal expenses. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

If we do not successfully generate additional products and services from our patented methodology and proprietary database, or if such products and services are developed but not successfully commercialized, then we could lose revenue opportunities.

Our primary business is the sale of PEER Reports to psychiatrists and other physicians based on our PEER Online methodology and proprietary database. In the future, we may utilize our patented methodology and proprietary database to produce pharmaceutical advancements and developments. For instance, we may use our patented methodology and proprietary database to identify new medications that are promising in the treatment of behavioral health disorders, identify new uses of medications which have been previously approved, and identify new patient populations that are responsive to medications in clinical trials that have previously failed to show efficacy in United States Food & Drug Administration (FDA) approved clinical trials. The development of new pharmaceutical applications that are based on our patented methodology and proprietary database will be costly, since we will be subject to additional regulations, including the need to conduct expensive and time consuming clinical trials.

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

Any of the following factors, among others, could delay the completion of clinical trials, or result in a failure of these trials to support our business, which would have an adverse effect on our business:

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

As we continue expanding our commercial operations, this expansion could place significant strain on our management, operational, and financial resources. To manage future growth, we will need to continue to hire, train, and manage additional employees, particularly a specially trained sales force to market our PEER Reports.

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

We consider the protection of our intellectual property to be important to our business prospects. We currently have four issued U.S. patents, as well as issued patents in Australia, Israel, Europe and Mexico and we have filed separate patent applications in the United States and multiple foreign jurisdictions.

In the future, if we fail to file patent applications in a timely manner, fail to pay applicable maintenance fees on issued patents, or in the event we elect not to file a patent application because of the costs associated with patent prosecution, we may lose patent protection that we may have otherwise obtained. The loss of any proprietary rights which are obtainable under patent laws may result in the loss of a competitive advantage over present or potential competitors, with a resulting decrease in revenues and profitability for us.

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

We also utilize processes and technology that constitute trade secrets, such as our PEER Online database, and we must implement appropriate levels of security for those trade secrets to secure the protection of applicable laws, which we may not do effectively. In addition, the laws of many foreign countries do not protect proprietary rights as fully as the laws of the United States.

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

We depend heavily upon secure access to, and secure transfer of data via, the internet in exchanging data with customers. Any security breaches could result in unauthorized access to sensitive patient data, our intellectual property and other confidential business information. Any damage to, or failure of, our central analytical database could adversely affect our ability to provide our services.  For any of the foregoing or related reasons, customers may curtail or stop using our services and we may incur significant legal and financial exposure and liabilities.

We depend heavily on secure access to, and secure transfer of data via, the internet in the generation of our PEER Outcome Reports and other data exchange with our customers.  We rely on services provided by third parties to store, transmit and process data in our central neurometric database.  Security breaches could expose us to a risk of losing data and result in litigation and possible liability. Security measures taken by us or by such third party service providers may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance, fraud or otherwise, during transfer or processing of data or at any time, and result in someone obtaining unauthorized access to sensitive patient information, our intellectual property, other confidential business information, or our information technology systems.  Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we or our third party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and severely curtail future revenue.

In addition, any damage to, or failure of, our central neurometric database and the server on which it resides could result in interruptions in our ability to provide PEER Outcome Reports.  Interruptions in our service may reduce our revenue, cause PEER Network providers to terminate their relationship with us and adversely affect our ability to attract new physicians to the PEER Network. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

Because our service is complex and we rely on third party vendors to store the data in our central neurometric database, our data and processes may be corrupted at some future time resulting in erroneous, defective or ineffective reports, which could result in unanticipated downtime in our service for PEER Network providers, resulting in harm to our reputation and our business.  Since many physicians rely on our service to assist in treating their patients, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and hurt the reputation of the physicians in our PEER Network. If that occurs, physicians could elect to terminate their relationship with us, or delay or withhold payment to us.  We could lose future revenues or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation and a reduction in revenue.

Security breaches, damages or failures of the sort described above would adversely affect our ability to market our PEER Reports.  In addition, pharmaceutical companies may be reluctant to pursue strategic initiatives with us relating to the development of new products and services based on our PEER Online technology, we may be required to change our products and services and become subject to increased regulatory burdens, and we may be required to pay large judgments or fines and incur significant legal expenses. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

The liability of our directors and officers is limited.

The applicable provisions of the Delaware General Corporation Law and our Certificate of Incorporation and By-laws limit the liability of our directors to us and our stockholders for monetary damages for breaches of their fiduciary duties, with certain exceptions, and for other specified acts or omissions of such persons. In addition, the applicable provisions of the Delaware General Corporation Law and of our Certificate of Incorporation and Bylaws, as well as indemnification agreements we have entered into with our directors, officers and certain other individuals, provide for indemnification of such persons under certain circumstances. In the event we are required to indemnify any of our directors or any other person, our financial strength may be harmed, which may in turn lower our stock price.

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

All significant medical treatments and procedures, including treatment that is facilitated through the use of our PEER Reports, involve the risk of serious injury or death. While we have not been the subject of any personal injury claims for patients treated by providers using our PEER Reports, our business entails an inherent risk of claims for personal injuries, which are subject to the attendant risk of substantial damage awards. We cannot control whether individual physicians and psychiatrists will properly select patients, apply the appropriate standard of care, or conform to our procedures in determining how to treat their patients. A significant source of potential liability is negligence or alleged negligence by physicians treating patients with the aid of the PEER Reports that we provide. There can be no assurance that a future claim or claims will not be successful or, including the cost of legal defense, will not exceed the limits of available insurance coverage.

We currently have general liability and medical professional liability insurance coverage for up to $5 million per year for personal injury claims. We may not be able to maintain adequate liability insurance, in accordance with standard industry practice, with appropriate coverage based on the nature and risks of our business, at acceptable costs and on favorable terms. Insurance carriers are often reluctant to provide liability insurance for new healthcare services companies and products due to the limited claims history for such companies and products. In addition, based on current insurance markets, we expect that liability insurance will be more difficult to obtain and that premiums will increase over time and as the volume of patients treated by physicians that are guided by our PEER Reports increases. In the event of litigation, regardless of its merit or eventual outcome, or an award against us during a time when we have no available insurance or insufficient insurance, we may sustain significant losses of our operating capital which may substantially reduce stockholder equity in the company.

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

Healthcare companies are subject to extensive and complex federal, state and local laws, regulations and judicial decisions governing various matters such as the licensing and certification of facilities and personnel, the conduct of operations, billing policies and practices, policies and practices with regard to patient privacy and confidentiality, and prohibitions on payments for the referral of business and self-referrals. There are federal and state laws, regulations and judicial decisions that govern patient referrals, physician financial relationships, submission of healthcare claims and inducement to beneficiaries of federal healthcare programs. Many states prohibit business corporations from practicing medicine, employing or maintaining control over physicians who practice medicine, or engaging in certain business practices, such as splitting fees with healthcare providers. Many healthcare laws and regulations applicable to our business are complex, applied broadly and subject to interpretation by courts and government agencies. Our failure, or the failure of physicians and psychiatrists to whom we sell our PEER Reports, to comply with these healthcare laws and regulations could create liability for us and negatively impact our business.

In addition, the FDA regulates development, testing, labeling, manufacturing, marketing, promotion, distribution, record-keeping and reporting requirements for prescription drugs. Compliance with laws and regulations enforced by the FDA and other regulatory agencies may be required in relation to future products or services developed or used by us, in addition to the regulatory process and dialogue in which we are now engaged with the FDA (please see the risk factor on page 16 for further information). Failure to comply with applicable laws and regulations may result in various adverse consequences, including withdrawal of our products and services from the market, or the imposition of civil or criminal sanctions.

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

Our promotional activities and materials, including advertising to consumers and physicians, and materials provided to third parties for their use in promoting our products and services, are regulated by the Federal Trade Commission (FTC) under the FTC Act, which prohibits unfair and deceptive acts and practices, including claims which are false, misleading or inadequately substantiated. The FTC typically requires competent and reliable scientific tests or studies to substantiate express or implied claims that a product or service is effective. If the FTC were to interpret our promotional materials as making express or implied claims that our products and services are effective for the treatment of mental illness, it may find that we do not have adequate substantiation for such claims. Failure to comply with the FTC Act or similar laws enforced by state attorneys general and other state and local officials could result in administrative or judicial orders limiting or eliminating the claims we can make about our products and services, and other sanctions including fines.

Our business practices may be found to constitute illegal fee-splitting or corporate practice of medicine, which may lead to penalties and adversely affect our business.

Many states, including California, in which our principal executive offices are located, have laws that prohibit business corporations, such as us, from practicing medicine, exercising control over medical judgments or decisions of physicians, or engaging in certain arrangements, such as employment or fee-splitting, with physicians. Courts, regulatory authorities or other parties, including physicians, may assert that we are engaged in the unlawful corporate practice of medicine through our ownership of the Neuro-Therapy Clinic or by providing administrative and ancillary services in connection with our PEER Reports. These parties may also assert that selling our PEER Reports for a portion of the patient fees constitutes improper fee-splitting. If asserted, such claims could subject us to civil and criminal penalties and substantial legal costs, could result in our contracts being found legally invalid and unenforceable, in whole or in part, or could result in us being required to restructure our contractual arrangements, all with potentially adverse consequences to our business and our stockholders.

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

In conducting research or providing administrative services to healthcare providers in connection with the use of our PEER Reports, as well as in our Clinical Services business, we may collect, use, maintain and transmit patient information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act (HIPAA) and related rules. The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions, or Transactions Rule; the Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule; and the Health Insurance Reform: Security Standards, or Security Rule. HIPAA applies to covered entities, which include most healthcare facilities and health plans that may contract for the use of our services. The HIPAA rules require covered entities to bind contractors like us to compliance with certain burdensome HIPAA rule requirements.

The HIPAA Transactions Rule establishes format and data content standards for eight of the most common healthcare transactions. If we perform billing and collection services on behalf of psychiatrists and other physicians, we may be engaging in one or more of these standard transactions and will be required to conduct those transactions in compliance with the required standards. The HIPAA Privacy Rule restricts the use and disclosure of patient information, requires entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically. We may be required to make costly system purchases and modifications to comply with the HIPAA rule requirements that are imposed on us and our failure to comply may result in liability and adversely affect our business.

Numerous other federal and state laws protect the confidentiality of personal and patient information. These laws in many cases are not preempted by the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and the psychiatrists and other physicians who purchase our services, and potentially exposing us to additional expense, adverse publicity and liability.

Risks Relating To Our Common Stock

We currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.

Our shares of common stock are trading in the United States on the OTCBB under the symbol “CNSO.OB”.  There is currently no broadly followed, established trading market for our common stock and an established trading market for our shares of common stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. Also, as a result of this lack of trading activity, the quoted price for our common stock on the OTCBB is not necessarily a reliable indicator of its fair market value.

Furthermore, if we cease to be quoted on the OTCBB, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

If and when a larger trading market for our common stock develops, the market price of our common stock is likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the price at which you acquired them.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

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

As of November 30, 2011, we had 56,218,431 shares of common stock issued and outstanding. In addition, as of November 30, 2011, options to purchase 15,725,121 shares of our common stock at a weighted average exercise price of $0.62 per share and warrants exercisable for up to 54,345,015 shares of our common stock at a weighted average exercise price of $0.23 per share were issued and outstanding.   We also have issued and outstanding convertible notes that, together with the interest that has accrued thereon as of November 30, 2011, may be converted into 68,311,799 shares of our common stock at a conversion price of $0.10 per share.  The holders of such notes have agreed to convert them in connection with the closing of a public offering, as long as the offering yields gross proceeds of at least $10 million. In addition, we have an effective registration statement (File No. 333-164613) covering the resale of 65,879,838 shares, including 18,409,015 shares issuable upon the exercise of warrants. The sale of shares of our common stock pursuant to any public offering, the resale registration statement, Rule 144 of the Securities Act of 1933, as amended, or otherwise, could depress the market price of our common stock. A reduced market price for our common stock could make it more difficult to raise funds through future offerings of common stock.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

Any sale of common stock by us in a future private placement or public offering could result in dilution to our existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional products and services, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock because they may be considered penny stocks and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving our shares of common stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Because our securities may constitute “penny stock” within the meaning of the rules, the rules would apply to us and to our securities. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares or our common stock, which could severely limit the market liquidity of such shares and impede the their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.  In addition, the penny stock regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared in accordance with SEC standards relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities.  Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 46% of our issued and outstanding common stock. As a result, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Transactions engaged in by our largest stockholders, our directors or executives involving our common stock may have an adverse effect on the price of our stock.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 46% of our issued and outstanding common stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

Non-U.S. investors may have difficulty effecting service of process against us or enforcing judgments against us in courts of non-U.S. jurisdictions.

We are a company incorporated under the laws of the State of Delaware. All of our directors and officers reside in the United States. It may not be possible for non-U.S. investors to effect service of process within their own jurisdictions upon our company and our directors and officers. In addition, it may not be possible for non-U.S. investors to collect from our company, its directors and officers, judgments obtained in courts in such non-U.S. jurisdictions predicated on non-U.S. legislation.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 1B.          Unresolved Staff Comments

Not applicable.

ITEM 2.             Properties

The Company leases its headquarters and Neurometric Information Services space, located at 85 Enterprise, Suite 410, Aliso Viejo, CA 92656, under an operating lease which commenced on February 1, 2010 and terminates on January 31, 2013. The 2,023 square foot facility has an average cost for the lease term of $3,600 per month.

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

On April 11, 2011, former CEO and Chairman of the Board of Directors Leonard J. Brandt and his family business partnership Brandt Ventures, GP, filed an action in the Superior Court for the State of California, Orange County against CNS Response, Inc., one of its stockholders and a member of the board of directors, alleging breach of a promissory note agreement entered into by Brandt Ventures, GP and the Company and alleging that Mr. Brandt was wrongfully terminated as CEO in April, 2009 for which he is seeking approximately $170,000 of severance. The plaintiffs seek rescission of a $250,000 loan made by Brandt Ventures, GP to the Company which was converted into common stock in accordance with its terms, restitution of the loan amount and compensatory and punitive damages for Mr. Brandt's termination. The Company was served with a summons and complaint in the action on July 19, 2011. On November 1, 2011, Mr. Brandt filed an amended complaint amending their claims and adding new claims against the same parties. CNS Response, Inc. believes the complaint to be devoid of any merit and will aggressively defend the action if the plaintiffs decide to proceed with it.  The action is captioned Leonard J. Brandt and Brandt Ventures, GP v. CNS Response, Inc., Sail Venture Partners and David Jones , case no. 30-2011-00465655-CU-WT-CJC.

ITEM 4.             (Removed and Reserved.)

PART II

ITEM 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock is currently trading on the OTC Bulletin Board under the symbol CNSO.OB. There is currently no broadly followed, established trading market for our common stock.  Established trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an established trading market increases price volatility and reduces the liquidity of our common stock.  As a result of this lack of trading activity, the quoted price for our common stock on the OTCBB is not necessarily a reliable indicator of its fair market value.

The following table sets forth, for the periods indicated, the high and low bid information for our common stock as determined from sporadic quotations on the OTC Bulletin Board, where our stock was quoted through February 23, 2011 and then again commencing April 1, 2011 and the OTCQB, where our stock was quoted exclusively from February 23, 2011 through March 31, 2011.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Year Ended September 30, 2010
First Quarter	$1.20	$0.50
Second Quarter	$1.20	$0.52
Third Quarter	$1.15	$0.40
Fourth Quarter	$0.95	$0.05

Year Ended September 30, 2011
First Quarter	$0.65	$0.15
Second Quarter	$0.48	$0.12
Third Quarter	$0.60	$0.25
Fourth Quarter	$0.27	$0.10

On December 16, 2011, the closing sales price of our common stock as reported on the OTC Bulletin Board was $0.10 per share.  As of December 16, 2011, there were 344 record holders of our common stock.  The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Recent Sales of Unregistered Securities

The information required to be disclosed pursuant to Item 701 of Regulation S-K is incorporated herein by reference to “Item 13. Certain Relationships and Related Transactions, and Director Independence - Certain Relationships and Related Transactions - Terms of Transactions with Related Persons.”

None of the sales of securities referred to in such section was registered under the Securities Act of 1933, as amended (the “Securities Act”).  Each of the purchasers represented to us that he/she/it was an “accredited investor” as that term is defined in Regulation D under the Securities Act.  In addition, no general solicitation or advertising was used in connection with the sales.  In making the sales without registration under the Securities Act, the Company relied upon the exemptions from registration contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act.

ITEM 6.            Selected Financial Data.

Not applicable.

ITEM 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes provided under Part II, Item 8 of this annual report on Form 10-K.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the fiscal years ended September 30, 2011 and 2010.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “goal,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this annual report on Form 10-K for a discussion of certain risks associated with our business.  We disclaim any obligation to update forward-looking statements for any reason.

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

NTC, having performed a significant number of PEER Reports, serves as an important resource in our product development, the expansion of our PEER Online database, production system development and implementation, along with the integration of our rEEG services into a medical practice. Through NTC, we also expect to develop marketing and patient acquisition strategies for our Neurometric Information Services business. Specifically, NTC is learning how to best communicate the advantages of rEEG to patients and referring physicians in the local market. We will share this knowledge and developed communication programs learned through NTC with other physicians using our services, which we believe will help drive market acceptance of our services. In addition, we plan to use NTC to train practitioners across the country in the uses of rEEG technology.

We view our Clinical Services business as secondary to our Neurometric Information Services business, and we have no current plans to expand this business.

Working Capital

Since our inception, we have generated significant net losses. As of September 30, 2011, we had an accumulated deficit of approximately $42.2 million, and as of September 30, 2010, our accumulated deficit was approximately $33.4 million.  We incurred operating losses of $5.8 million and $6.5 million for the fiscal years ended September 30, 2011 and 2010, respectively and incurred net losses of $10.0 million and $8.2 million for those respective periods.  We expect our net losses to continue for at least the next couple of years. We anticipate that a substantial portion of our capital resources and efforts will be focused on the scale-up of our commercial organization, research and product development and other general corporate purposes, including the payment of legal fees incurred as a result of our litigation.  Research and development projects include the completion of more clinical trials which are necessary to further validate the efficacy of our products and services relating to our PEER Online technology across different types of behavioral disorders; the enhancement of the CNS Database and PEER Online process, and to a lesser extent, the identification of new medications that are often combinations of approved drugs.  We anticipate that future research and development projects will be funded by grants or third-party sponsorship along with funding by the Company.

As of September 30, 2011, our current liabilities of approximately $11.8 million exceeded our current assets of approximately $0.3 million by approximately $11.5 million and our net losses will continue for the foreseeable future.  As part of the $11.8 million of current liabilities we have $5.5 million of secured convertible debt which is discounted to $4.3 million.  Since September 30, 2011, we have raised an additional $830,000 from the issuance of subordinated secured convertible debt; however, we will need immediate additional funding to continue our operations plus substantial additional funding before we can increase the demand for our rEEG services.  We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  Furthermore, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting the funds available for our business activities. However, effective September 30, 2011, we have, with the agreement of holders of the majority of the aggregate principal amount outstanding of the October and January Notes (both as defined below), amended such notes to extend the maturity date and to add a mandatory conversion provision, among other things.  Under the mandatory conversion provision, the October and January Notes would automatically be converted upon the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million.  If adequate funds are not available, we may be required to delay or curtail significantly our development and commercialization activities.  This would have a material adverse effect on our business, financial condition and/or results of operations and could ultimately cause us to have to cease operations.

2010-2011 Private Placement Transactions

From June 3, 2010 through to November 12, 2010, we raised $3.00 million through the sale of senior secured convertible notes (“October Notes”) and warrants.  Of such amount $1.75 million was purchased by members of our Board of Directors or their affiliate companies.

From January 20, 2011 through to April 25, 2011, we raised $2.50 million through the sale of subordinated convertible notes (“January Notes”) and warrants. Of such amount, $1.00 million was purchased by members of our Board of Directors or their affiliate companies. These January Notes have subsequently been amended to add a second-position security interest.

From October 12, 2011 through November 17, 2011, we raised an additional $830 thousand through the sale of subordinated secured convertible notes (“Bridge Notes”) and warrants.  See Notes 3 and 11 of the audited financial statements, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Recent Sales of Unregistered Securities” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Financial Operations Overview

Revenues

Our Neurometric Information Services revenues are derived from the sale of rEEG Reports to physicians. Physicians are generally billed upon delivery of a PEER Report.  The list price of our PEER Reports to physicians is $400.  Follow-up reports and more complex workups can range from $200 to $800.

Clinical Services revenue is generated as a result of providing services to patients on an outpatient basis. Patient service revenue is recorded at our established billing rates less contractual adjustments. Generally, collection in full is not expected on our established billing rates. Contractual adjustments are recorded to state our patient service revenue at the amount we expect to collect for the services provided based on amounts due from third-party payers at contractually determined rates.

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

Results of Operations for the Years Ended September 30, 2011 and 2010

As earlier described, we operate in two business segments: Neurometric Information Services and Clinical Services.  Our Neurometric Information Services business focuses on the delivery of reports ("PEER Reports") that enable psychiatrists and other physician/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient's own physiology. Our Clinical Services business operated by NTC provides full service psychiatric services.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Year ended September 30,
	2011	2010

Revenues	100%	100%
Cost of revenues	20	21
Gross profit	80	79
Research	65	116
Product development	59	60
Sales and marketing	165	136
General and administrative expenses	573	785
Operating loss	(782)	(1,018)
Other income (expense), net	(407)	(262)
Net income (loss)	(1,189)%	(1,280)%

Revenues

	Year ended September 30,
	2011	2010	Percent Change

Neurometric Service Revenues	$111,400	$136,100	(18)%
Clinical Service Revenues	634,500	502,400	26%
Total Revenues	$745,900	$638,500	17%

With respect to our Neurometric Information Services business, the number of third party paid PEER Reports delivered decreased from 358 for the year ended September 30, 2010, to 279 for the same period ended September 30, 2011. The average revenue per report increased from $380 to $399 for those same periods respectively.  Additionally, our Clinical Services operation ordered a further 93 PEER Reports during the year ended September 30, 2011.  The total numbers of free PEER Reports processed were 136 and 115 for the years ended September 30, 2010 and 2011 respectively.  These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Clinical Services revenues increased by $132,100 for the year ended September 30, 2011 as a result of radio advertising that was implemented starting December 2010.  Additionally, as we had hired a second psychiatrist, we have the capacity to see new patients responding to the radio advertising.

Cost of Revenues

	Year ended September 30,
	2011	2010	Percent Change

Cost of Neurometric Information Services revenues	$147,100	$135,100	9%

Cost of Neurometric Information Services revenues consists of payroll costs, consulting costs, and other miscellaneous charges.    Consulting costs associated with the processing of PEER Reports are $75 per PEER Report.   For the year ended September 30, 2011, cost of revenues consisted of direct labor and benefit costs (including stock-based compensation costs) of $112,700, and consulting fees of $30,100.  For the comparable period ended September 30, 2010, direct labor and benefit costs of $102,100, including stock-based compensation, and consulting fees of $32,700. We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Our Clinical Services segment did not incur any cost of revenues in either year as all Clinical Service costs are treated under General and Administrative Costs.

Research

	Year ended September 30,
	2011	2010	Percent Change

Neurometric Information Services research	$482,800	$738,800	(35)%

Research expenses consist of clinical studies expenses, doctor training costs, consulting fees, payroll costs (including stock-based compensation costs), travel and conference costs and other miscellaneous costs.    Research costs for the year ended September 30, 2011, primarily consisted of the following: payroll and benefit costs (including stock based compensation) of $427,000, consultant costs of $16,000, conference costs of $10,100 and other miscellaneous costs of $29,700.   For the comparable period in 2010, research and development costs included: payroll and benefit costs (including stock based compensation) of $651,600, consultant costs of $50,200, conference and travel costs of $7,500 and other miscellaneous costs of $29,500.

Comparing the year ended September 30, 2011 with the corresponding period in 2010,  payroll and benefit cost decreased by $224,600 as a result of  downsizing the research department as the Company had completed its clinical trial and was more focused on drafting scientific papers for publications.  Consulting costs were reduced by $34,200 in the 2011 period due to the completion of the clinical trial in 2010.  Travel and conference expenses and miscellaneous expenses remained substantially equivalent for the two periods.

Our Clinical Services segment did not incur any research expenses in either year.

Product Development

	Year ended September 30,
	2011	2010	Percent Change

Neurometric Information Services Product Development	$442,000	$381,700	16%

Product Development expenses consist of payroll costs (including stock-based compensation costs), consulting fees, programming fees on the production system, database costs and miscellaneous costs. For the year ended September 30, 2011, these expenses were: payroll and benefit costs (including stock based compensation) of $261,100, consultant costs $26,400, programming fees $118,700, database costs $19,400, travel and miscellaneous costs of $16,400.  For the comparable period for 2010, payroll and benefit costs (including stock based compensation) of $196,700, consultant costs $99,000, programming fees $50,300, database costs $17,000, travel and miscellaneous costs of $18,700.

Comparing the year ended September 30, 2011 with the corresponding period in 2010, the increase in payroll costs of $64,400 is due to an adjustment in salary, stock compensation and vacation pay for the 2011 year. Consulting fees decreased by $72,600 in fiscal 2011 as consultants had been engaged to assist with the preparation of the 510(k) application that was submitted to the FDA in April 2010; this effort was not repeated in 2011.  Programming fees for 2011 increased by $68,400 as we enhanced the functionality, robustness and reporting capability of the PEER Online platform, which included the development of the iPad application.  Database costs, travel and miscellaneous expenditures remained substantially similar for the two comparable periods.

Our Clinical Services segment did not incur any product development expenses in either year.

Sales and marketing

	Year ended September 30,
	2011	2010	Percent Change
Sales and Marketing
Neurometric Information Services	$1,132,800	$853,100	33%
Clinical Services	98,700	17,800	454%
Total Sales and Marketing	$1,231,500	$870,900	41%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.  Sales and marketing expenses for the year ended September 30, 2011 primarily consisted of the following expenses: payroll and benefits $706,000, advertising and marketing $95,300, consulting $193,700, conferences and travel $115,700 and other miscellaneous expenses of $22,100.  For the comparable period in 2010 expenses were as follows: payroll and benefits $568,100, advertising and marketing $59,100, consulting $122,700, conferences and travel $71,600, and other miscellaneous expenses of $31,700.

Comparing the year ended September 30, 2011, with the same period in 2010, payroll and benefits increased by $137,900 in the 2011 period as a result of hiring our Executive Vice President and Chief Marketing Officer in July 2010 to lead our marketing efforts in pursuing contracts with large targeted organizations.  Additionally, we hired a Vice President of Customer Relations to spearhead our efforts with the military and to get the Company established as a GSA provider.  Advertising and marketing expenses increased by $36,200 as the Company entered into a collaboration agreement with Medco Health Solutions to undertake a study which will support the marketing of our services; we also contributed $10,000 to the Blue Star Families Organization with has produced a PSA and other publicity focused on the mental health of military families.  Consulting expenses increased by $71,000 as a result of engaging business development consultants to position the company in key marketing channels.  Conference and travel expenses increased by $44,100 in the 2011 period as our targeted customers were predominately based on the East Coast necessitating multiple cross-country visits and temporarily housing our VP of Customer Relations near a targeted customer site. Other miscellaneous expenses were reduced by $9,600 in the 2011 period.

The Clinical Services sales and marketing expenses consists of advertising to attract patients to the Clinic. During the year ended September 30, 2011, Clinical Services marketing expenditures increased by $80,900 as the Clinic started, with the assistance of consultants, using radio advertising which was determined to be effective in attracting new patients. We anticipate a moderate increase in marketing expenditure as the Clinic has the capacity, with its newly recruited psychiatrist, to handle an increased patient load.

General and administrative

	Year ended September 30,
	2011	2010	Percent Change
General and administrative
Neurometric Information Services	$3,197,900	$4,262,900	(25)%
Clinical Services	1,074,000	754,100	42%
Total General and administrative	$4,271,900	$5,017,000	(15)%

General and administrative expenses for our Neurometric Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions,  conference and travel costs and miscellaneous costs.

For the year ended September 30, 2011, General and Administrative expenses were as follows: salaries and benefit costs of $1,736,400, legal fees of $487,500 and other professional and consulting fees of $394,400, general administrative and occupancy costs of $226,200, patent costs of $157,300, marketing and investor relations expenses of 23,300, dues and subscriptions $63,000 and conference and travel costs of $109,600.  For the similar period in 2010, General and Administrative costs were as follows: salaries and benefit costs of $1,203,200, legal fees of $1,738,400; other professional and consulting fees of $727,700, general administrative and occupancy costs of $234,600, patent costs of $77,300; marketing and investor relations expenses of 96,400, dues and subscriptions $78,200  and conference and travel expenses of $103,300.

With respect to our Neurometric Information Services business, in the year ended September 30, 2011, compared to the same period in 2010, payroll and benefit expenses increased by a net $533,200 of which $373,900 was due to an increase in stock-based compensation due to accounting for vested option grants given to employees, directors, advisors and consultants in March and July of 2010.  The balance of the increase of $159,300, was due to (i) the addition of the Chief Financial Officer (CFO), who was previously engaged as a consultant, and joined the staff in mid-February 2010, (ii) the Board-approved increase in the salary of our Chief Executive Officer (CEO) and (iii) the addition of an accountant who joined the staff in March 2011.   Professional and consulting fees decreased by a net $333,300 which was partly due to the mix of consulting services used in fiscal 2010 and the transition of the CFO from consulting to permanent staff.  Additionally, warrants which were issued in 2010 for financial consulting services valued at $199,000 did not reoccur in 2011.  Legal fees decreased by a net $1,250,900 which was made up of a $1,094,900 reduction in litigation fees in defending against actions brought by Mr. Brandt. All matters adjudicated between Mr. Brandt and us have been ruled in our favor. Patent costs increased by $80,000 in the 2011 period, of which $52,200 was for the filing of European and Japanese patent applications.  During 2011 the Company was awarded its fifth patent in the United States and its first patent in Canada.  Marketing and investor relations expenses declined by $73,100 by negotiating better terms and ceasing a relationship with a publicity firm that was yielding only limited benefits. General administrative and occupancy costs and Conference and Travel costs and dues and subscriptions remained substantially unchanged for both 2011 and 2010 periods.

General and Administrative expenses for our Clinical Services business includes all costs associated with operating NTC.  This includes payroll costs, medical supplies, occupancy costs and other general and administrative support costs.  These costs increased by $319,900 in the year September 30, 2011, from the comparable 2010 period.  This increase is partly due to the hiring of an additional psychiatrist, a pay increase given to the Clinic’s Medical Director and partly due to the reduced reimbursement by Neurometric Information Services of Clinic staff who had worked on the Company’s clinical trial.

Other income (expense)

	Year ended September 30,
	2011	2010	Percent Change

Neurometric Information Services (Expense), net	$(3,035,900)	$(1,668,100)	82%
Clinical Services (Expense)	-	(100)	(100)%
Total interest income (expense)	$(3,035,900)	$(1,668,200)	82%

For the years ended September 30, 2011 and 2010 net other non-operating expenses for Neurometric Information Services were $3,035,900 and $1,668,200, respectively, as follows:

1)
For fiscal 2011, we incurred non-cash interest charges totaling $7,567,000, of which $383,800 was accrued interest on our promissory notes at 9% per annum; the remaining balance of $7,180,000 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges.  The actual net interest paid in cash for the 2011 period was approximately $3,200. For the comparable period in 2010 we incurred interest expenses totaling $360,500, which was comprised of a non-cash charge of $258,900 associated with the value of the beneficial conversion feature of the 2010 Bridge Notes and Deerwood Notes.  Additionally, we incurred a non-cash charge of $77,000 related to the amortization of warrant discount associated with the warrants issued in conjunction with the Bridge Notes and Deerwood Notes and a further interest charge of $19,700, which had accrued on the notes themselves.  Actual interest paid net of interest earned was only $4,900.

2)
We incurred finance fees totaling $348,500 in association with our private placement of convertible notes.  Of these finance fees $165,000 was paid in cash and $183,500 was the fair value of warrants that were issued to the placement agents per their agreements and to SAIL Venture Partners, LP for guarantying the Deerwood notes.  (See Note 3 to the financial statements). Additionally we incurred offering costs of $437,800 in our attempt to undertake an initial public offering in Canada and obtain a listing on the Toronto Venture Exchange.  This effort was aborted as market conditions soured during the latter half of 2011 and were not conducive to raising adequate funding. For the comparable period in 2010 we incurred financing fees of $213,400.  This comprised a non-cash charge of $193,400 associated with the warrants issued to SAIL in connection with the guaranties provided by SAIL in connection with the Deerwood Notes.  An additional $20,000 was paid for due diligence work to an entity in anticipation of obtaining financing; no financing ensued as the terms were ultimately considered to be potentially too dilutive to our shareholders.

3)
Under ASC 815, all derivative instruments are required to be measured subsequently at fair value and the change in fair value of non-hedging derivative instrument shall be recognized currently in earnings Revaluation of our derivative liabilities for the promissory note conversion feature and associated warrants for the year ended September 30, 2011, resulted in a non-cash gain of $6,826,700.  This non-cash charge represents the net result of a gain of $4,217,500 booked at December 31, 2010 which was subsequently offset by a charge of $3,963,400 at March 31, 2011. For the quarter ended June 30, 2011 the Company has recorded another gain of $4,498,900 followed by a further gain of $2,073,700 in the fourth quarter ending September 30, 2011.  These large changes in the valuation of derivative liabilities are the result of volatility in our stock price which ranged from $0.50 at October 1, 2010 to $0.20 at December 31, 2010 to $0.45 at March 31, 2011, to $0.26 at June 30, 2011 and $0.25 at the September 30, 2011 year end.  As a result of the periodic volatility in our stock price we can anticipate material swings in non-cash losses and income as a result of the quarterly revaluation of our derivative liabilities.  For the comparable period in 2010 we had not reached the point where we needed to revalue derivative liabilities.

4)
As a result of the amendment of our October and January series of promissory notes extending their maturity date to October 1, 2012, this modification was accounted for as a debt extinguishment whereby the difference in the carrying value of the original notes and the carrying value of the amended notes is treated as a period cost and booked to the income statement as loss on extinguishment of debt.  For the year ended 2011, the loss on extinguishment is $1,968,000 which is a non-cash charge.  In 2010 we incurred a non-cash loss on extinguishment of debt of $1,094,300 when bridge notes issued to John Pappajohn on June 3 and July 25, 2010 and the Deerwood Notes issued to the Deerwood investors on July 5 and August 20, 2010 were subsequently replaced by October Notes.

5)
For the year ended September 2011 we recorded other non-operating income of $458,800.  Of this balance $135,000 pertained to an over accrual of our anticipated clinical study site costs.  The study concluded in September 2009 and all study sites have closed out their billings, which has allowed us to reverse these excess accruals. An additional $53,900 was the reversal of tax related accruals, some of which pertained to calendar year 2006.  These tax issues were resolved in favor of the Company and an additional small refund is anticipated. A further $203,200 accrual for a potential claim dating back to 2006 and prior was reversed as the claim never materialized and had surpassed the statute of limitations for that claim.  Lastly, a balance of $66,700 pertaining to accruals, which were established in fiscal 2006 or earlier, with no claims for payment were reversed.

Net Loss

	Year ended September 30,
	2011	2010	Percent Change

Neurometric Information Services net loss	$(8,293,600)	$(7,904,400)	5%
Clinical Services net loss	(573,000)	(269,600)	113%
Total Net Loss	$(8,866,600)	$(8,174,000)	8%

The increase in net loss of $692,600 for the year ended September 30, 2011 compared to the 2010 period was largely due to the other non-operating expenses of $3,035,900 as described above.  For the year ended September 30, 2011 the loss from operations for Neurometric Information Services of $5,256,400 declined by $992,500 from the $6,248,900 loss from operations incurred during the 2010 period.  This reduced operating loss was due to reductions in both Research, due to the conclusion of the clinical trial, and in General and Administrative expenditures largely due to reduced litigation costs.  These cost reductions were partly offset by increases in Product Development costs to enhance the PEER Online system and in increased costs related to our Sales and Marketing efforts.

For the year ended September 30, 2011, Clinical Services had an operating loss of $573,000, compared to a loss of $269,600 for the prior year.  The increased loss of $303,400 is due to multiple factors including an increase in personnel and in personnel costs, which are partly due to decreased reimbursement by Neurometric Information Services for NTC staff who had previously worked on the Company’s clinical trial.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of September 30, 2011, we had an accumulated deficit of approximately $42.2 million, and for the prior year our accumulated deficit was approximately $33.4 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of September 30, 2011, we had approximately $93,400 in cash and cash equivalents and a working capital deficit of approximately $11.4 million compared to approximately $62,000 in cash and cash equivalents and a working capital deficit of approximately $4.2 million at September 30, 2010.  The working capital deficit as of September 30, 2011 includes the $5.5 million of convertible promissory notes outstanding of which $3.0 million are senior and secured and $2.5 are subordinated and secured.

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

We need additional funds immediately to continue our operations and will need substantial additional funds before we can increase demand for our PEER Online services.  We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.  However, effective September 30, 2011, we have, with the agreement of holders of the majority of the aggregate principal amount outstanding of the October and January Notes, amended such notes to extend the maturity date and to add a mandatory conversion provision, among other things.  Under the mandatory conversion provision, the October and January Notes would automatically be converted upon the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million.

We expect to continue to incur operating losses in the future and to make capital expenditures to expand our research and development programs (including upgrading our PEER Online Database) and to scale up our commercial operations and marketing efforts. We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, including the repayment of debt incurred as a result of our litigation with Brandt. Although since September 30, 2011 we have raised gross proceeds of $0.83 million through the sale of subordinated secured convertible promissory notes, we anticipate that our cash on hand (including the proceeds from these promissory notes) and cash generated through our operations will not be sufficient to fund our operations the next 12 months.  In addition we will have to repay the outstanding notes plus interest starting October 1, 2012, unless we can raise at least $10 million through a public offering. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could ultimately cause us to have to cease operations.

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

•
the amount and timing of costs we incur in connection with our research and product development activities, including enhancements to our PEER Online Database and costs we incur to further validate the efficacy of our referenced EEG technology;

•	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our selling and marketing efforts;

•	whether we incur additional consulting and legal fees in our efforts to conducting a study under an FDA Investigational Device Exemption (IDE) and in obtaining an 510(k) clearance from the FDA.

•	if we expand our business by acquiring or investing in complimentary businesses.

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

Sources of Liquidity

Since our inception substantially all of our operations have been financed primarily from equity and debt financings.  Through September 30, 2011, we had received proceeds of approximately $13.7 million from the sale of stock, $13.2 million from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the Company.

From June 3, 2010 through to November 12, 2010, we raised $3.0 million through the sale of secured convertible notes (October Notes) and warrants.  From January 20, 2011 through to April 25, 2011, we raised $2.5 million through the sale of subordinated secured convertible notes (January Notes) and warrants.   Of such amounts, $2.75 million was purchased by members of our Board of Directors or their affiliate companies.

Additionally from October 18, 2011 through to November 18, 2011, we raised $0.83 million through the sale of subordinated secured convertible notes (Bridge Notes) and warrants.  Of such amounts, $0.5 million was purchased by members of our Board of Directors or their affiliate companies.  See Note 3 of the financial statements, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Cash Flows

Net cash used in operating activities was $4.2 million for the fiscal year ended September 30, 2011 compared to $4.9 million for the fiscal year ended September 30, 2010.  The decrease in cash used of $0.7 million was primarily attributable to a decrease in legal fees associated with the Brandt litigation.

Net cash used in investing activities increased to $21,600 for the fiscal year ended September 30, 2011 as compared to $14,900 for the year ended September 30, 2010. Our investing activities related to the purchase of office equipment and EEG equipment to be used by a customer.

Net cash proceeds from financing activities for the year ended September 30, 2011 were approximately $1.84 million, net of offering costs, raised through our sale of secured convertible notes and warrants (the October Notes) and $2.40 million of unsecured convertible notes and warrants (the January Notes).  Additionally, we also entered into a capital lease of $15,900 to finance the purchase of the above mentioned EEG equipment.  These proceeds were partly offset by the repayment of $26,200 on a promissory note issued to Daniel Hoffman in connection with our acquisition of NTC and $6,100 associated with the repayment of capitalized leases.

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

Contractual Obligations and Commercial Commitments

As of September 30, 2011, our combined lease obligations are $ 169,700; our remaining lease obligation on our Aliso Viejo office, which expires on January 30, 2013, is $65,600 in total: being $49,000 and $16,600 for fiscal years 2012 and 2013 respectively, with an average monthly rental of $3,600 over the entire lease period.  Our remaining lease obligation on our Greenwood Village, CO, clinic office, which expires on April 30, 2013, is $104,100 in total: $65,400 and $38,700 for fiscal years 2012 and 2013 respectively, with an average monthly rental of $5,100 over the entire lease period.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3-5 years	More than 5 years

Capital Lease Obligations	$18,400	$7,500	$10,900	-	-
Operating Lease Obligations	169,700	114,400	55,300	-	-
Total	$188,100	$121,900	$66,200	-	-

Derivative Liability

Current liabilities for the periods ending September 30, 2011 and 2010 include $4.8 million and $2.1 million of derivative liabilities respectively. These amounts include:

1.	$2.2 million and $0.9 million for the respective 2011 and 2010 periods, which represent the fair value liability associated with the warrants issued in conjunction with the January and October Notes.

2.	$2.6 million and $1.2 million for the respective 2011 and 2010 periods, which represent the fair value liability associated with the conversion option of the January and October Notes.

(Please see “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.)

The carrying value of these derivative liabilities are reassessed each quarter and any change in the carrying value is booked to other income (expense) in the income statement.  Upon the Company raising a gross amount in excess of $10 million in a public offering, the notes associated with the conversion option will convert and the liability attributable to the conversion option will be eliminated.  Furthermore, at that time, the liability associated with the warrants will also be eliminated as the warrant exercise price will be set at the lower of the offering price or the established exercise price with no further dilution adjustments.  The elimination of these derivative liabilities will result in their balances at that time being booked to other income.

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented.  As of September 30, 2011, we had net operating loss carryforwards for federal income tax purposes of $25.6 million. If not utilized, the federal net operating loss carryforwards will begin expiring in 2030. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change”. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 7A.         Quantitative and Qualitative Disclosures about Market Risk.

 Not applicable.

ITEM 8.            Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CNS Response, Inc.
85 Enterprise, Suite 410
Aliso Viejo, CA 92656

We have audited the accompanying consolidated balance sheets of CNS Response, Inc. (the “Company”) and its subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and net capital deficit, raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cacciamatta Accountancy Corporation

Irvine, California
December 21, 2011

CNS RESPONSE, INC.

CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2011 and 2010

	As at September 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$93,400	$62,000
Accounts receivable (net of allowance for doubtful accounts of $20,300 and $10,400 in 2011 and 2010 respectively)	54,400	48,900
Prepaids and other	72,100	84,900
Other offering costs	103,000	-
Total current assets	322,900	195,800
Furniture & equipment	32,700	23,000
Other assets	14,400	18,700
TOTAL ASSETS	$370,000	$237,500

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable (including $156,000 and $60,800 to related parties in 2011 and 2010 respectively)	$1,778,900	$1,383,700
Accrued liabilities	196,700	380,700
Other payable – related party	-	100,000
Accrued compensation (including $189,200 and $81,200 to related parties in 2011 and 2010 respectively)	285,900	263,600
Accrued patient costs	-	135,000
Accrued consulting fees (including $45,000 and $27,000 to related parties in 2011 and 2010, respectively)	65,000	86,600
Accrued interest	384,500	-
Derivative liability	4,801,200	2,061,900
Secured convertible promissory notes-related party (net of discounts $155,700 in 2011 and $1,023,900 in 2010)	2,868,200	-
Subordinated convertible promissory notes-related party (net of discounts $1,105,200 in 2011 and $0 in 2010)	1,394,800	-
Current portion of long-term debt	6,100	26,900
Total current liabilities	11,781,300	4,438,400

LONG-TERM LIABILITIES
Capital lease	10,200	3,400
Total long-term liabilities	10,200	3,400
TOTAL LIABILITIES	11,791,500	4,441,800
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; authorized 750,000,000 shares; 56,133,770 and 56,023,921 shares issued and outstanding as of September 30, 2011 and 2010	56,100	56,000
Additional paid-in capital	30,758,900	29,109,600
Accumulated deficit	(42,236,500)	(33,369,900)
Total stockholders' equity	(11,421,500)	(4,204,300)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$370,000	$237,500

See accompanying Notes to Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
SEPTEMBER 30, 2011 AND 2010

	2011	2010
REVENUES
Neurometric Information Services	$111,400	$136,100
Clinical Services	634,500	502,400
	745,900	638,500
OPERATING EXPENSES:
Cost of Neurometric Service revenues	147,100	135,100
Research	482,800	738,800
Product development	442,000	381,700
Sales and marketing	1,231,500	870,900
General and administrative	4,271,900	5,017,000

Total operating expenses	6,575,300	7,143,500

OPERATING LOSS	(5,829,400)	(6,505,000)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(7,567,000)	(360,500)
Loss on extinguishment of debt	(1,968,000)	(1,094,300)
Financing fees	(348,600)	(213,400)
Offering costs	(437,800)	-
Other non-operating income	458,800	-
Gain on derivative liabilities	6,826,700	-
Total other income (expense)	(3,035,900)	(1,668,200)

LOSS BEFORE PROVISION FOR INCOME TAXES	(8,865,300)	(8,173,200)

PROVISION FOR INCOME TAXES	1,300	800

NET LOSS	$(8,866,600)	$(8,174,000)

BASIC NET LOSS PER SHARE	$(0.16)	$(0.16)

DILUTED NET LOSS PER SHARE	$(0.16)	$(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	56,071,120	52,277,119
Diluted	56,071,120	52,277,119

See accompanying Notes to Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2009	41,781,129	$41,800	$24,044,000	$(25,195,900)	$(1,110,100)
Stock- based compensation	-	-	1,302,100	-	1,302,100
Issuance of stock in connection with the Maxim PIPE net of offering costs of $540,600	11,786,666	11,800	2,983,600	-	2,995,400
Warrants issued in association with the Maxim PIPE	-	-	7,615,100	-	7,615,100
Offering cost pertaining to the Maxim PIPE	-	-	(7,615,100)	-	(7,615,100)
Value of warrants surrendered for cashless exercise	-	-	(415,800)	-	(415,800)
Stock issued for cashless exercise	2,456,126	2,400	413,400	-	415,800
Warrants issued for consulting services	-	-	199,000	-	199,000
Value of beneficial conversion feature of bridge notes	-	-	430,700	-	430,700
Issuance of bridge warrants	-	-	152,600	-	152,600
Net loss for the year ended September 30, 2010	-	-	-	(8,174,000)	(8,174,000)

Balance at September 30, 2010	56,023,921	$56,000	$29,109,600	$(33,369,900)	$(4,204,300)

Stock- based compensation	-	-	1,605,400	-	1,605,400
Stock issued for consulting services paid in-lieu of cash	93,679	100	43,900	-	44,000
Value of warrants surrendered for cashless exercise	-	-	(200)	-	(200)
Stock issued for cashless exercise	16,170	-	200	-	200
Net loss for the year ended September 30, 2011	-	-	-	(8,866,600)	(8,866,600)

Balance at September 30, 2011	56,133,770	56,100	30,758,900	(42,236,500)	(11,421,500)

See accompanying Notes to Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
SEPTEMBER 30, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,866,600)	$(8,174,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	11,900	9,400
Amortization of discount on bridge notes issued	4,197,800	335,900
Gain on derivative liability valuation	(6,826,700)	-
Stock based compensation	1,605,400	1,302,100
Extinguishment of debt	1,968,000	1,094,300
Issuance of warrants for consulting services	-	199,000
Issuance of warrants for financing services	183,500	193,400
Reversal of prior period accruals	(458,800)	-
Non-cash interest expense	3,366,800	21,600
Write-off of doubtful accounts	-	12,950
Changes in operating assets and liabilities:
Accounts receivable	(5,500)	(150)
Prepaids and other	12,800	4,600
Accounts payable and accrued liabilities	615,300	231,900
Deferred compensation and others	27,300	43,500
Accrued patient costs	-	(170,500)
Security deposit on new lease	3,200	(14,600)
Net cash used in operating activities	(4,165,600)	(4,910,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Furniture & Equipment	(21,600)	(14,900)
Net cash used in investing activities	(21,600)	(14,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debt with accrued interest	15,900	-
Repayment of debt	(26,200)	(94,100)
Repayment of lease payable	(6,100)	(1,900)
Proceeds from the sale of common stock, net of offering costs	-	2,995,400
Net proceeds from secured convertible notes	1,840,000	1,000,000
Net proceeds from subordinated convertible notes	2,395,000	-
Proceeds from related party loan	-	100,000
Net cash provided by financing activities	4,218,600	3,999,400
NET INCREASE (DECREASE) IN CASH	31,400	(926,100)
CASH- BEGINNING OF YEAR	62,000	988,100
CASH- END OF YEAR	$93,400	$62,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,200	$7,900
Income taxes	$1,300	$800
Fair value of note payable to officer issued for acquisition	$-	$24,700
Fair value of equipment acquired through lease	$16,300	$6,600
Non-cash financing activities:
Shares issued for accounts payable	$44,000	$-
Offering costs	$103,000	$-

See accompanying Notes to Consolidated Financial Statements

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011

1.	NATURE OF OPERATIONS

Organization and Nature of Operations

CNS Response, Inc. (the “Company”) was incorporated in Delaware on March 20, 1987, under the name Age Research, Inc.   Prior to January 16, 2007, CNS Response, Inc. (then called Strativation, Inc.) existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.  On January 16, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CNS Response, Inc., a California corporation formed on January 11, 2000 (“CNS California”), and CNS Merger Corporation, a California corporation and the Company’s  wholly-owned subsidiary (“MergerCo”) pursuant to which the Company agreed to acquire CNS California in a merger transaction wherein MergerCo would merge with and into CNS California, with CNS California being the surviving corporation (the “Merger”). On March 7, 2007, the Merger closed, CNS California became a wholly-owned subsidiary of the Company, and on the same date the corporate name was changed from Strativation, Inc. to CNS Response, Inc.

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, doubtful accounts, intangible assets, income taxes, valuation of equity instruments, accrued liabilities, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Cash

The Company deposits its cash with major financial institutions and may at times exceed federally insured limit of $250,000.  At September 30, 2011 cash did not exceed the federally insured limit.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

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

On September 26, 2010, the Company approved a term sheet to modify the terms of six convertible notes outstanding at that date in order to induce additional investment in the form of convertible debt. The original convertible notes were due in December 2010 with accrued interest at 9%, convertible into common shares at $0.50 per share and had warrants exercisable at strike price between $0.50 and $0.56. The Company modified the terms of these notes to be due 12 months from the modification date with accrued interest at 9%, convertible into common shares at $0.30 per share, 50% warrant coverage exercisable at $0.30 per share and increased the principal for accrued interest through the modification date. Both the convertible note and warrants contained ratchet provisions, which under ASC 815 required bifurcation of the conversion feature and warrants for derivative liability treatment. As of September 30, 2010 the derivative liability was $2,061,900, which was comprised of the warrant liability of $889,100 and the debt conversion option liability of $1,172,800.

Effective September 30, 2011 the Company, together with the majority of the note holders of each of the October and January notes (see Note 3) agreed to extend the maturity date of all the notes to October 1, 2012.  The October notes originally had maturity dates ranging from October 1, 2011 through November 11, 2011 and the January notes originally had maturity dates starting from January 20, 2012 to April 25, 2012. The notes were also amended to include a mandatory conversion provision under which all these notes would automatically be converted upon the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million.  Furthermore, the January notes were amended to being secured by all the assets of the Company, however subordinated to the October notes. The interest rate on all these notes remained unchanged at 9% per annum. Using the Black Scholes model, we valued the January and October notes with their extended maturity dates as of September 30, 2011 and compared that value with the value of these notes on the prior day with their original maturity dates.  The difference of the two valuation calculations of $1,968,000 was booked to Other Expenses as a loss on extinguishment of debt charge. As of September 30, 2011 the derivative liability was $4,801,200, which was comprised of the warrant liability of $2,193,900 and the debt conversion option liability of $2,607,300.

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

The Company’s warrant liability is carried at fair value totaling $2,193,900 and $889,100, as of September 30, 2011 and 2010, respectively.  The Company’s conversion option liability is carried at fair value totaling $2,607,300 and $1,172,800 as of September 30, 2011 and 2010, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

September 30, 2011
Annual dividend yield	-
Expected life (years)	1.0-3.5
Risk-free interest rate	0.13%-0.42%
Expected volatility	169%-187%

	Carrying Value	Fair Value Measurements at
	As of	September 30, 2011
	September 30,	Using Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$2,193,900	$-	$2,193,900	$-
Secured convertible promissory note	2,868,200		3,023,900
Subordinated convertible promissory note	1,394,800		2,500,000
Conversion option liability	2,607,300	-	2,607,300	-
Total	$9,064,200	$-	$10,325,100	$-

For the year ending September 30, 2011 the Company recognized a gain of $6,826,700 on the change in fair value of derivative liabilities.  For the year ending September 30, 2010 the Company recognized no gain or loss on change in fair value of derivative liabilities.  As at September 30, 2011 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection.

Fixed Assets

 Fixed assets, which are recorded at cost, consist of office furniture and equipment and are depreciated over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be from 3 to 5 years.  Depreciation for the years ended September 30, 2011 and 2010 were $11,900 and $9,400 respectively.  Accumulated depreciation at September 30, 2011 and 2010 were $33,700 and $21,800 respectively.

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ) (“ASC 350-30”), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the years ended September 30, 2011 and 2010.

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

Comprehensive Income (Loss)

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income) (“ASC 220-10”), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the years ended September 30, 2011 and 2010.

Earnings (Loss) per Share

The Company has adopted the accounting principles generally accepted in the United States regarding earnings (loss) per, which requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share.

Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Segment Information

The Company uses the management approach for determining which, if any, of its products and services, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of any reportable segments. Management uses two measurements of profitability and does disaggregate its business for internal reporting and therefore operates two business segments which are comprised of a reference laboratory and a clinic.  The Neurometric Information Service (formerly called Laboratory Information Services) provides reports (“PEER Reports”) which enable psychiatrist or other physicians/prescribers to make more informed decisions with a treatment strategy for a specific patient with behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.  The Clinic operates NTC, a full service psychiatric practice.

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

In July 2011, the FASB issued ASU 2011-07: Health Care Entities (Topic 954) — Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. This update was issued to provide greater transparency relating to accounting practices used for net patient service revenue and related bad debt allowances by health care entities. Some health care entities recognize patient service revenue at the time the services are rendered regardless of whether the entity expects to collect that amount or has assessed the patient’s ability to pay. These prior accounting practices used by some health care entities resulted in a gross-up of patient service revenue and the provision for bad debts, causing difficulty for outside users of financial statements to make accurate comparisons and analyses of financial statements among entities. ASU 2011-07 requires certain healthcare entities to change the presentation of the statement of operations, reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue and also requires enhanced quantitative and qualitative disclosures relevant to the entity’s policies for recognizing revenue and assessing bad debts. This update is not designed and will not change the net income reported by healthcare entities. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect that this update will have any material impact on its consolidated financial statements. The Company is currently evaluating if the update will have any impact on the presentation of its statement of operations.

3.            CONVERTIBLE DEBT AND EQUITY FINANCINGS

 2009 Private Placement Transactions (“Maxim PIPE”)

On August 26, 2009, we received gross proceeds of approximately $2,043,000 in the first closing of our private placement transaction (also referred to as the Maxim PIPE), with six accredited investors.  Pursuant to Subscription Agreements entered into with the investors, we sold approximately 38 Investment Units at $54,000 per Investment Unit.  Each “Investment Unit” consists of 180,000 shares of our common stock and a five year non-callable warrant to purchase 90,000 shares of our common stock at an exercise price of $0.30 per share.  After commissions and expenses, we received net proceeds of approximately $1,792,300 upon the first closing of our private placement.  On December 24, 2009, we had a second closing of our private placement in which we received additional gross proceeds of approximately $2,996,000 from 24 accredited investors.  At the second closing, we sold approximately 55 Investment Units on the same terms and conditions as the Investment Units sold at the first closing.  After commissions and expenses, we received net proceeds of approximately $2,650,400 in connection with this second closing of our private placement.  On December 31, 2009, we had a third closing of our private placement in which we received additional gross proceeds of approximately $432,000 from five accredited investors.  At the third closing, we sold eight Investment Units on the same terms and conditions as the Investment Units sold at the first closing. After commissions and expenses, we received net proceeds of approximately $380,200 in connection with this third closing of our private placement.  On January 4, 2010, the Company completed its fourth and final closing of its private placement, resulting in additional gross proceeds to the Company of $108,000 from two accredited investors.  At this fourth closing, we sold two Investment Units on the same terms and conditions as the Investment Units sold at the first closing. After commissions and expenses, we received net proceeds of approximately $95,000 in connection with this final closing of our private placement

2010 & 2011 Private Placement Transactions

During 2010 and 2011 we entered into a series of Bridge Note and Warrant Purchase Agreements as described in detail below.  On September 26, 2010, the Company’s Board approved an approximate aggregate offering amount of $3 million in secured convertible promissory notes (the “October Notes”) by January 31, 2011, including for the exchange of Bridge Notes and Deerwood Notes (as defined below) and interest on those notes.  The fund raising efforts were successful and new notes in the aggregate principal amount of $3,023,938 and warrants to purchase 5,039,889 shares of common stock were issued by November 12, 2010.

On November 23, 2010 the Company’s Board approved an approximate aggregate offering amount of $5 million in subordinated convertible promissory notes (the “January Notes”) by July 31, 2011.  From January 20, 2011 through to April 25, 2011, the Company issued January Notes in an aggregate principal amount of $2,500,000 and warrants to purchase 4,166,660 shares of common stock to twelve accredited investors.

The securities issued under the 2010 and 2011 Bridge Note and Warrant Purchase Agreements are summarized in the following table and notes:

			As of September 30, 2011
Note Type and Investor		Amended Due Date	Balance($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date

Secured 9% Notes Convertible at $0.30 (the “October Notes”) (12)

John Pappajohn	(1)	10/1/2012	$761,700	$-	$761,700	1,269,478	9/30/2017
Deerwood Partners, LLC	(2)	10/1/2012	256,100	(32,000)	224,100	256,125	11/2/2017
Deerwood Holdings, LLC	(2)	10/1/2012	256,100	(32,000)	224,100	256,125	11/2/2017
SAIL Venture Partners, LP	(2)		-	-	-	341,498	11/2/2017
SAIL Venture Partners, LP	(3)	10/1/2012	250,000	-	250,000	416,666	9/30/2017
Fatos Mucha	(10)	10/1/2012	100,000	-	100,000	166,666	10/11/2017
Andy Sassine	(4)	10/1/2012	500,000	-	500,000	833,333	10/10/2017
JD Advisors	(10)	10/1/2012	150,000	(6,300)	143,700	250,000	10/20/2017
Queen Street Partners	(10)	10/1/2012	100,000	(4,200)	95,800	166,666	10/27/2017
BGN Acquisitions	(2)	10/1/2012	250,000	(31,200)	218,800	416,666	11/2/2017
Highland Long/Short Fund Healthcare Fund	(5)	10/1/2012	400,000	(50,000)	350,000	666,666	11/9/2017
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	33,333	10/11/2015
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	133,333	11/11/2015
Total Secured Convertible Promissory notes		10/1/12	$3,023,900	$(155,700)	$2,868,200	5,206,555	2015 - 2017

Subordinated 9% Notes Convertible at $0.30  (the “January Notes”)  (13)

Note Type and Investor		Amended Due Date	Balance($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
Meyer Proler MD	(7)	10/1/2012	$50,000.00	$(12,500)	$37,500	83,333	1/19/2018
William F. Grieco	(10)	10/1/2012	100,000.00	(33,300)	66,700	166,666	2/2/2018
Edward L. Scanlon	(10)	10/1/2012	200,000.00	(66,700)	133,300	333,333	2/6/2018
Robert Frommer Family Trust	(8)	10/1/2012	50,000.00	(4,700)	45,300	83,333	2/14/2018
Paul Buck	(9)	10/1/2012	50,000.00	(4,700)	45,300	83,333	2/14/2018
Andy Sassine	(4)	10/1/2012	200,000.00	(75,000)	125,000	333,333	2/22/2018
SAIL Venture Partners, LP	(3)	10/1/2012	187,500.00	(78,100)	109,400	312,500	2/26/2018
SAIL 2010 Co-Investment Partners, LP	(3)	10/1/2012	62,500.00	(26,000)	36,500	104,166	2/26/2018
Highland Long/Short Healthcare Fund	(5)	10/1/2012	400,000.00	(166,700)	233,300	666,666	2/26/2018
Monarch Capital: Placement Agent Warrants	(6)	10/1/2012	-	-	-	183,332	2/27/2016
Rajiv Kaul	(10)	10/1/2012	100,000.00	(41,700)	58,300	166,666	3/2/2018
Meyer Proler MD	(7)	10/1/2012	50,000	(27,100)	22,900	83,333	04/04/2018
SAIL Venture Partners, LP	(3)	10/1/2012	250,000	(135,400)	114,600	416,666	04/14/2018
SAIL 2010 Co-Investment Partners, LP	(3)	10/1/2012	250,000	(135,400)	114,600	416,666	04/14/2018
John M Pulos	(10)	10/1/2012	150,000	(81,300)	68,700	250,000	04/21/2018
SAIL Venture Partners, LP	(3)	10/1/2012	125,000	(67,700)	57,300	208,333	04/24/2018
SAIL 2010 Co-Investment Partners, LP	(3)	10/1/2012	125,000	(67,700)	57,300	208,333	04/24/2018
Cummings Bay Capital LP	(5)	10/1/2012	150,000	(81,200)	68,800	250,000	04/24/2018
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	66,666	04/24/2016
Antaeus Capital: Placement Agent Warrants	(11)		-	-	-	50,000	04/21/2016
Total Subordinated Convertible Promissory notes		10/1/2012	$2,500,000	$(1,105,200)	$1,394,800	4,466,658	2016 - 2018

Totals			$5,523,900	$(1,260,900)	$4,263,000	9,673,213

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

On October 1, 2010, we entered into a Note and Warrant Purchase Agreement (the “October Purchase Agreement”) with John Pappajohn, pursuant to which we issued to Mr. Pappajohn October Notes in the aggregate principal amount of $761,700 and warrants to purchase up to 1,269,478 shares of common stock. The Company received $250,000 in gross proceeds from the issuance of October Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 416,666 shares.  We also issued October Notes in the aggregate principal amount of $511,700, and related warrants to purchase up to 852,812 shares, to Mr. Pappajohn in exchange for the cancellation of the two Bridge Notes originally issued to him on June 3, 2010 and July 25, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and a warrant to purchase up to 250,000 shares originally issued to him on July 25, 2010. The transaction closed on October 1, 2010.

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

On November 3, 2010, Deerwood Partners LLC, Deerwood Holdings LLC and BGN Acquisition Ltd. LP, executed the October Purchase Agreement.  In connection therewith, we issued October Notes in the aggregate principal amount of $762,200 and warrants to purchase up to 1,270,414 shares of common stock, as follows:  (a) We received $250,000 in gross proceeds from the issuance to BGN Acquisition Ltd., LP, of October Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 416,666 shares.  (b)  We also issued October Notes in the aggregate principal amount of $512,200, and related warrants to purchase up to 512,250 shares, to Deerwood Holdings LLC and Deerwood Partners LLC, in exchange for the cancellation of the Deerwood Notes originally issued on July 5, 2010 and August 20, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and warrants to purchase an aggregate of up to 150,000 shares originally issued on August 20, 2010.  The related guaranties and oral indemnification and security agreement that had been entered into in connection with the Deerwood Notes were likewise terminated.   SAIL, of which our director David Jones is a senior partner, issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under the October Notes issued to such investors.  The obligations under each guaranty are independent of our obligations under the October Notes and separate actions may be brought against the guarantor.  In connection with its serving as guarantor, we granted SAIL warrants to purchase up to an aggregate of 341,498 shares of common stock.  The warrants to purchase 100,000 shares of common stock previously granted to SAIL on August 20, 2010 were canceled.

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

Monarch has also acted as non-exclusive placement agent with respect to the placement of January Notes in the aggregate principal amount of $550,000 and related warrants, pursuant to an engagement agreement, dated January 19, 2011 which has the same terms as the September 30, 2010 agreement between the Company and Monarch.  In connection with acting as nonexclusive placement agent with respect to January Notes in the aggregate principal amount of $550,000 and related warrants, Monarch received aggregate cash fees of $55,000 and an aggregate cash expense allowance of $11,000 and five-year warrants (the “2011 Placement Agent Warrants”) to purchase an aggregate of up to 183,332 shares of the Company’s common stock at an exercise price of $0.33 per share. The 2011 Placement Agent Warrants have an exercise price equal to 110% of the conversion price of the January Notes and an exercise period of five years. The terms of the 2011 Placement Agent Warrants, except for the exercise price and period, are identical to the terms of the warrants related to the January Notes.

Monarch has acted as non-exclusive placement agent with respect to the placement of certain of the abovementioned January Notes in the aggregate principal amount of $200,000 and related warrants, pursuant to an engagement agreement, dated January 19, 2011 which has the same terms as the abovementioned September 30, 2010 agreement between the Company and Monarch. In connection with acting as nonexclusive placement agent with respect to two January Notes dated April 5, 2011 and April 25, 2011 in the aggregate principal amount of $200,000 and related warrants, Monarch received aggregate cash fees of $20,000 and an aggregate cash expense allowance of $4,000 and 2011 Placement Agent Warrants to purchase an aggregate of up to 66,666 shares of the Company’s common stock at an exercise price of $0.33 per share.

(7)	Dr. Meyer Proler is an accredited investor who provides medical consulting services to the Company.

(8)	The Robert Frommer Family Trust is an accredited investor, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter.

(9)	Mr. Paul Buck is the Chief Financial Officer of the Company.

(10)	All these investors are accredited.

(11)
Antaeus Capital, Inc. acted as non-exclusive placement agent with respect to the placement of January Notes. in the aggregate principal amount of $150,000 and related warrants, pursuant to an engagement agreement, dated April 15, 2011, between the Company and Antaeus. Under the engagement agreement, in return for its services as non-exclusive placement agent, Antaeus is entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of January Notes to investors introduced to the Company by Antaeus; and (b) 2011 Placement Agent Warrants to purchase the Company’s common stock equal to 10% of the gross amount of securities sold to such investors. In connection with acting as nonexclusive placement agent with respect to January Notes in the aggregate principal amount of $150,000 and related warrants, Antaeus received aggregate cash fees of $15,000 and 2011 Placement Agent Warrants to purchase an aggregate of up to 50,000 shares of the Company’s common stock at an exercise price of $0.33 per share.

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

(13)
The 2011 Note and Warrant Purchase Agreement (the” January Purchase Agreement”) provides for the issuance and sale of January Notes in the aggregate principal amount of up to $5,000,000, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the January Notes, in one or multiple closings to occur no later than July 31, 2011. The January Purchase Agreement also provides that the Company and the holders of the January Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the January Notes and the related warrants.

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

As of September 30, 2011 outstanding secured convertible promissory notes (October Notes) were $3,023,900 (including $24,000 corresponding to accrued and unpaid interest on the exchanged notes) and debt discount was $155,700.  During the year ended September 30, 2011 the Company amortized $2,868,200 of the debt discount.

As of September 30, 2011 outstanding unsecured convertible promissory notes (January Notes) were $2,500,000 and debt discount was $1,105,200.  During the year ended September 30, 2011 the Company amortized $1,394,800 of the debt discount.

The combined outstanding secured and unsecured convertible promissory notes as of September 30, 2011 were $5,523,900 and debt discounts were $1,260,900. During the year ended September 30, 2011 the Company amortized $4,263,000 of the debt discount.

In connection with our application to list our securities on the TSXV and the contemplated public offering of securities in Canada and the United States, we have entered into the following agreements on June 3, 2011 with holders of our October Notes, January Notes, and related warrants:

1.
Holders of 100% of our 2010 Placement Agent Warrants and 2011 Placement Agent Warrants initially issued to Monarch Capital Group LLC and Antaeus Capital, Inc. have agreed to amend such warrants to remove full ratchet anti-dilution protection from the terms of the warrants.  This amendment is conditioned on the closing of the proposed offering, provided that the proposed offering yields gross proceeds to the Company of at least $10 million, and is effective immediately prior to the closing of the proposed offering.  As consideration for this amendment, we expect to issue warrants to purchase an aggregate of 116,664 shares of our common stock to such holders, with each holder receiving a warrant to purchase a number of shares of common stock corresponding to 25% of the number of shares issuable upon exercise of their placement agent warrants.

2.
Holders of our convertible notes in the aggregate principal amount of $5,523,900 and holders of warrants to purchase 9,673,213 shares of our common stock issued in connection with our convertible notes and the related guaranties (representing 100% of the aggregate principal amount of notes and related warrants outstanding), have entered into an agreement with us, which we refer to as the “Agreement to Convert and Amend”.  The Agreement to Convert and Amend, was superseded by the Amendment and Conversion Agreements, detailed below.

In September 2011, it was determined that proceeding with the contemplated public offering of securities in Canada and listing on the TSXV was not viable due to the highly volatile market conditions at that time and the decision was made to terminate the offering.

On October 11, 2011, the Company, with the consent of holders of a majority in aggregate principal amount outstanding (the “Majority Holders”) of its outstanding subordinated unsecured convertible notes (the “January Notes”) amended all of the January Notes to extend the maturity of such notes until October 1, 2012.  The amendment, which is effective as of September 30, 2011, also added a mandatory conversion provision to the terms of the January Notes.  Under that provision, the January Notes would be automatically converted upon the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million (the “Qualified Offering”).  If the public offering price is less than the conversion price then in effect, the conversion price will be adjusted to match the public offering price (the “Qualified Offering Price”).  Pursuant to the terms of the amendment, the January Notes would receive a second position security interest in the assets of the Company (including its intellectual property).  The Majority Holders of the January Notes also consented to the terms of a new $2 million bridge financing (the “Bridge Financing”) and to granting the investors in such financing a second position security interest in the assets of the Company (including its intellectual property) that is pari passu with the second position security interest received by the holders of the January Notes.

On October 12, 2011, the Company, with the consent of the Majority Holders of its senior secured convertible notes (the “October Notes”), amended all of the October Notes to extend the maturity of such notes until October 1, 2012.  The amendment, which is effective as of September 30, 2011, also added the same mandatory conversion and conversion price adjustment provisions to the terms of the October Notes as were added to the terms of the January Notes.    The Majority Holders of the October Notes also consented to the terms of the Bridge Financing and to granting the investors in such financing as well as the holders of the Company’s January Notes a second position security interest in the assets of the Company (including its intellectual property).  The guaranties that had been issued in 2010 to certain October Note investors by SAIL Venture Partners, L.P. were extended accordingly.

Pursuant to the agreements amending the October Notes and January Notes (the “Amendment and Conversion Agreements”), the exercise price of the warrants that were issued in connection with the October Notes and the January Notes (the “Outstanding Warrants”) will be adjusted to match the Qualified Offering Price, if such price is lower than the exercise price then in effect. The Company agreed to issue to each holder of the October Notes and January Notes, as consideration for the above, warrants to purchase a number of shares of common stock equal to 30% of the number of shares of common stock to be received by each holder upon conversion of their notes at the closing of the Qualified Offering (the “Consideration Warrants”).  The Consideration Warrants would be issued after the Qualified Offering and would have the same terms as the Outstanding Warrants, as amended.

The Amended and Restated Security Agreement, dated as of September 30, 2011, between the Company and Paul Buck, as administrative agent for the secured parties (the “Amended and Restated Security Agreement”), which replaces the existing security agreement from 2010, and the corresponding security interest terminate (1) with respect to the October Notes, if and when holders of a majority of the aggregate principal amount of October Notes issued have converted their notes into shares of common stock and, (2) with respect to the January Notes and notes to be issued in the Bridge Financing (the “Bridge Notes”), if and when holders of a majority of the aggregate principal amount of January Notes and Bridge Notes (on a combined basis) have converted their notes.

Assuming the Qualified Offering had been consummated on September 30, 2011, notes in the aggregate principal amount and accrued interest through September 30, 2011 of approximately $5,908,404 would have been converted into 19,694,680 shares of our common stock and Consideration Warrants would have been issued to purchase an aggregate of 5,908,404 shares of our common stock.

The Company evaluated the Amendment and Conversion Agreements, effective September 30, 2011 and the October Purchase Agreement, effective September 30, 2010, under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”). ASC 470 requires modifications to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted for like an extinguishment. For extinguished debt, a difference between the re-acquisition price and the net carrying amount of the extinguished debt shall be recognized currently in income of the period of extinguishment as losses or gains. The Company noted the change in terms per the Amendment and Conversion Agreements and the October Purchase Agreement, met the criteria for substantial modification under ASC 470, and accordingly treated the modification as extinguishment of the original convertible notes, replaced by the new convertible notes under the modified terms. The Company recorded a loss on extinguishment of debt of $1,968,000 and $1,094,300 for the years ended September 30, 2011 and 2010, respectively.

4.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of September 30, 2011 the Company is authorized to issue 750,000,000 shares of common stock at par value of $0.001 per share.

As of September 30, 2011, CNS California is authorized to issue 100,000,000 no par value shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of September 30, 2011, Colorado CNS Response, Inc. is authorized to issue 1,000,000 no par value shares of common stock.

As of September 30, 2011, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue ten thousand (10,000) shares of common stock, no par value per share.

On April 25, 2011 we issued 93,679 shares of common stock as payment in lieu of cash for an aggregate amount of $44,000 owed to two vendors who had provided consulting services to the Company.  These shares were issued to these vendors, who were also accredited investors, at $0.47 per share. This was based on the quoted closing price of the Company’s stock on March 11, 2011, which was the date that our Board approved this stock issuance.

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

As of September 30, 2011, 2,124,740 options were exercised and there were 15,725,121 options and 183,937 restricted shares outstanding under the amended 2006 Plan leaving 1,966,202 shares available for issuance of future awards.

The Company estimates the fair value of each option on the grant date using the Black-Scholes model.  The following assumptions were made in estimating the fair value:
	2011	2010
Annual dividend yield	-	-
Expected life (years)	5	5
Risk-free interest rate	2.04%	1.81%-3.62%
Expected volatility	281%	215%-536%
Fair value of options granted	$0.47	$0.40-$0.54

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the year ended September 30, 2011 and 2010 is as follows:

	For the year ended September 30,
	2011	2010
Cost of Neurometric Services revenues	$10,200	$18,000
Research	199,300	280,600
Product Development	67,700	61,000
Sales and marketing	209,000	197,200
General and administrative	1,119,200	745,300
Total	$1,605,400	$1,302,100

             Total unrecognized compensation as of September 30, 2011 amounted to $2,893,900.

 A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2009	6,662,014	$0.76

Granted	9,450,000	0.54
Exercised	-	-
Forfeited	(441,041)	0.81

Outstanding at September 30, 2010	15,670,973	$0.62

Granted	475,000	0.47
Exercised	-	-
Forfeited	(420,852)	0.47

Outstanding at September 30, 2011	15,725,121	$0.62

Following is a summary of the status of options outstanding at September 30, 2011:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Vested at September 30, 2011	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value at September 30, 2011

$0.12	859,270	10 years	$0.12	859,270	4.9	$111,700
$0.132	987,805	10 years	0.132	987,805	4.9	116,600
$0.30	135,700	10 years	0.30	135,700	5.1	-
$0.59	28,588	10 years	0.59	28,588	4.9	-
$0.80	140,000	10 years	0.80	137,500	6.2	-
$0.89	968,875	10 years	0.89	968,875	6.0	-
$0.96	352,974	10 years	0.96	352,974	6.5	-
$1.09	2,513,549	10 years	1.09	2,513,549	5.9	-
$1.20	243,253	5 years	1.20	243,253	0.9	-
$0.40	856,000	10 years	0.40	342,470	8.8	-
$0.47	475,000	10 years	0.47	69,286	9.4	-
$0.51	41,187	10 years	0.51	41,187	7.0	-
$0.55	8,122,920	10 years	0.55	3,530,046	8.4	-
Total	15,725,121		$0.62	10,210,503	7.3	$228,300

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

Warrants to Purchase Common Stock

The warrant activity for the years ending September 30, 2011 and 2010 respectively are described as follows:

Warrants	Exercise Price	Issued, Surrendered or Expired in Connection With:
15,537,485		Warrants outstanding at October 1 2009

5,893,334	$0.30	Warrants issued in second, third and fourth closing of the 2009 private placement transaction of 11,786,667 shares at $0.30 with 50% warrant coverage as described in Note 3.

1,200,267	$0.33	Warrants issued to lead and secondary placement agents for private placement as described in Note 3.

(3,333,333)	$0.30	Warrants surrendered in a net issue exercise and 2,456,126 shares were issued in lieu of cash.

500,000	$0.30
Warrants granted to individual staff members of Equity Dynamics, Inc. a Company owned by Mr. Pappajohn, for their efforts in providing consulting services associated with the Company’s financing activities.

852,812	$0.30
Warrants issued to Mr. John Pappajohn, a Director of the Company, pursuant to the October Note and Warrant Purchase agreement described in note 3; whereby two outstanding convertible notes of $250,000 each, issued on June 3 and July 25, 2010 respectively, and 250,000 outstanding warrants issued on July 25, 2010, with an exercise price of $0.50,  were cancelled and exchanged on October 1, 2010 for two October Notes of $250,000 each plus unpaid interest and warrants to purchase 852,812 shares of common stock.

256,125	$0.30
Warrants issued to Deerwood Partners, LLC which is controlled by Dr. George Kallins, a Director of the Company, pursuant to the October Note and Warrant Purchase Agreement described in note 3; whereby two Deerwood Notes of $125,000 each, issued on July 5 and August 20, 2010 respectively, and 75,000 outstanding warrants issued on August 20, 2010, with an exercise price of $0.56 were, cancelled and exchanged on November 3, 2010 for two October Notes of $125,000 each plus unpaid interest and warrants to purchase 256,125 shares of common stock.

256,125	$0.30
Warrants issued to Deerwood Holdings, LLC which is controlled by Dr. George Kallins, a Director of the Company, pursuant to the October Note and Warrant Purchase Agreement described in note 3; whereby the two Deerwood Notes of $125,000 each, issued on July 5 and August 20, 2010 respectively, and 75,000 outstanding warrants issued on August 20, 2010, with an exercise price of $0.56, were cancelled and exchanged on November 3, 2010 for two October notes of $125,000 each plus unpaid interest and warrants to purchase 256,125 shares of common stock.

341,498	$0.30
Warrants issued to SAIL, of which Mr. David Jones, a Director of the Company, is a senior partner of the general partner.  SAIL had undertaken to guarantee the four abovementioned Deerwood notes which were issued on July 5 and August 20, 2010.  For this guarantee SAIL was issued 100,000 warrants on August 20, 2010 with an exercise price of $0.56.  Upon the cancellation and exchange of the Deerwood Notes on November 3, 2010, SAIL undertook to guarantee the four replacement October Notes,  in exchange for the cancellation of the SAIL’s 100,000 outstanding warrants which were replaced with new warrants in the amount of 341,498.

21,504,313		Warrants outstanding at September 30, 2010

3,333,329	$0.30
These warrants were issued to eight investors who purchased notes for $2,222,220 pursuant to the October Purchase Agreement described in note 3.  These investors included three directors of the Company, Mr. David Jones, Mr. John Pappajohn and Dr. George Kallins, each of whom purchased notes for $250,000 ($750,000 in aggregate) either directly or through an entity that they control.

166,666	$0.33	These warrants were issued to Monarch Capital who acted as placement agents in raising $500,000 from two investors who purchase notes pursuant to the October Purchase agreement described in note 3.

4,166,660	$0.30
These warrants were issued to 12 investors who purchased notes for $2,500,000 pursuant to the January Purchase Agreement described in note 3.  Of the 12 accredited investors during the January 2011 through April 2011 period, eight have previous relationships with the Company as follows:
1) A January Note in the principal amount of $50,000, and a warrant to purchase 83,333 shares were issued to the Company’s Chief Financial Officer, Paul Buck.
2) Three January Notes in aggregate principal amount of $562,500, and  warrants to purchase 937,499 shares were issued to SAIL Venture Partners, LP, of which David Jones, a director of the Company, is a senior partner of the general partner.
3) Three January Notes in aggregate principal amount of $437,500, and warrants to purchase 729,165 shares were issued to SAIL 2010 Co-Investment Partners, L.P., an entity likewise affiliated with Mr. Jones.
4) Two January Notes in aggregate principal amount of $100,000, and a warrant to purchase 166,666 shares were issued to Meyer Proler MD who first invested in 2006 and provides medical consulting services to the Company.
5) A January Note in the principal amount of $400,000 and a warrant to purchase 666,666 shares were issued to Highland Long /Short Healthcare fund which first invested in the company in October.
6) A January Note in the principle amount of $150,000 and a warrant to purchase 250,000 shares were issued to Cummings Bay Capital LP which has the same fund manager as the Highland Long/Short Healthcare Fund which first invested Company in October 2010.
7) A January Note in the principal amount of $200,000 and a warrant to purchase 333,333 shares were issued to Andy Sassine who had first invested in the Company in October 2010.
8) A January Note in the principal amount of $50,000 and a warrant to purchase 83,333 shares were issued to a trust, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter.
 9) Four January Notes in aggregate amount of $550,000 were issued to new accredited investors together with warrants to purchase 916,665 shares.

299,998	$0.33
These warrants were issued Monarch Capital who acted as placement agents in raising $750,000 from three investors who purchase January Notes pursuant to the January Purchase Agreement described in Note 3 and Antaeus Capital, Inc. who acted as placement agent in raising $150,000 from one investor who is purchased January Notes pursuant to the Note and Warrant Purchase agreement described in Note 3.

(42,331)	$0.01	Warrants expired

(16,932)	$0.01	Warrants were surrendered in a net issue exercise: 16,170 shares were issued in lieu of cash.

29,411,703		Warrants outstanding at September 30, 2011

At September 30, 2011, there were warrants outstanding to purchase 29,411,703 shares of the Company’s common stock.  The exercise price of the outstanding warrants range from $0.01 to $1.812 with a weighted average exercise price of $0.49.  The warrants expire at various times 2011 through 2018.

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

Reconciliations of the provision (benefit) for income taxes to the amount compiled by applying the statutory federal income tax rate to profit (loss) before income taxes is as follows for each of the years ended September 30:

	2011	2010
Federal income tax (benefit) at statutory rates	(34)%	(34)%
Stock-based compensation	0%	0%
Nondeductible interest expense	14%	5%
Extinguishment of debt	6%	5%
Change in valuation allowance	31%	30%
State tax benefit	(8)%	(6)%

Temporary differences between the financial statement carrying amounts and bases of assets and liabilities that give rise to significant portions of deferred taxes relate to the following at September 30, 2011 and 2010:

	2011	2010
Deferred income tax assets:
Net operating loss carryforward	$10,821,500	$10,451,700
Deferred interest, consulting and compensation liabilities	2,400,500	1,776,800
Amortization	(7,100)	(34,400)
Deferred income tax assets – other	3,600	15,000
	13,218,500	12,209,100
Deferred income tax liabilities—other	-	-
Deferred income tax asset—net before valuation allowance	13,218,500	12,209,100
Valuation allowance	(13,218,500)	(12,209,100)
Deferred income tax asset—net	$-	$-

Current and non-current deferred taxes have been recorded on a net basis in the accompanying balance sheet. As of September 30, 2011, the Company has net operating loss carryforwards of approximately $25.6 million. The net operating loss carryforwards expire by 2030. Utilization of net operating losses and capital loss carryforwards may be subject to the limitations imposed by Section 382 of the Internal Revenue Code. The Company has placed a valuation allowance against the deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced accordingly.

6.	RELATED PARTY TRANSACTIONS

On December 24, 2009, the Company completed a second closing of its private placement in which the Company received gross proceeds of approximately $3 million, which included $108,000 invested by George Carpenter and $54,000 by Paul Buck. In exchange for their investment, the Company issued 360,000 and 180,000 shares of common stock and five year non-callable warrants to purchase 180,000 and 90,000 shares of common stock at an exercise price of $0.30 per share, to Mr. Carpenter and Mr. Buck, respectively.  This investment was completed with terms identical to those received by all other investors in our private placement closings that took place on August 26, 2009, December 24, 2009, December 31, 2009 and January 4, 2010.

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

On February 23, 2011 an Unsecured Note in the aggregate principal amount of $200,000 and a warrant to purchase 333,333 shares of common stock was issued to Mr. Andy Sassine (an accredited investor who had previously invested in the Company and as a result of this purchase became a beneficial owner of more than 5% of our outstanding common stock).

On February 28, 2011, pursuant to the January Purchase Agreement, we issued to SAIL Venture Partners, LP January Notes in the aggregate principal amount of $187,500 and warrants to purchase up to 312,500 shares of common stock.  Additionally, we issued to SAIL 2010 Co-Investment Partners, L.P., an affiliate of SAIL Venture Partners, LP January Notes in the aggregate principal amount of $62,500 and warrants to purchase up to 104,166 shares of common stock.  We received $187,500 from SAIL Venture Partners, LP and $62,500 from SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $250,000 in gross proceeds.  Our Director, David Jones, is a senior partner of the general partner of SAIL Venture Partners, LP.  Also on February 28, 2011, pursuant to the 2011 Purchase Agreement, we issued an Unsecured Note in the aggregate principal amount of $400,000, and a warrant to purchase 666,666 shares of common stock to Highland Long/Short Healthcare Fund (which had previously invested in the Company and as a result of this purchase became a beneficial owner of more than 5% of our outstanding common stock).

 On April 15, 2011, pursuant to the January Purchase Agreement, we issued to SAIL Venture Partners, LP additional January Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 416,666 shares of common stock.  Additionally, we issued to SAIL 2010 Co-Investment Partners, L.P. January Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 416,666 shares of common stock.  We received $250,000 from each of SAIL Venture Partners, LP and SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $500,000 in gross proceeds.

On April 25, 2011, pursuant to the January Purchase Agreement, we issued to SAIL Venture Partners, LP further January Notes in the aggregate principal amount of $125,000 and warrants to purchase up to 208,333 shares of common stock and issued to SAIL 2010 Co-Investment Partners, L.P. January Notes in the aggregate principal amount of $125,000 and warrants to purchase up to 208,333 shares of common stock.  We received $125,000 from each of SAIL Venture Partners, LP and SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $250,000 in gross proceeds.  Also on April 25, 2011, pursuant to the 2011 Purchase Agreement, we issued an Unsecured Note in the aggregate principal amount of $150,000, and a warrant to purchase 250,000 shares of common stock to Cummings Bay Healthcare Fund which has the same fund manager as the Highland Long/Short Healthcare Fund (which had previously invested in the Company and as a result of that prior purchase had already become a beneficial owner of more than 5% of our outstanding common stock).

On October 11, 2011, the Company, with the consent of holders of a majority in aggregate principal amount outstanding (the “Majority Holders”) of its outstanding subordinated unsecured convertible notes (the “January Notes”) amended all of the January Notes to extend the maturity of such notes until October 1, 2012.  The amendment, which is effective as of September 30, 2011, also added a mandatory conversion provision to the terms of the January Notes.  Under that provision, the January Notes would be automatically converted upon the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million (the “Qualified Offering”).  If the public offering price is less than the conversion price then in effect, the conversion price will be adjusted to match the public offering price (the “Qualified Offering Price”).  Pursuant to the terms of the amendment, the January Notes would receive a second position security interest in the assets of the Company (including its intellectual property).  The Majority Holders of the January Notes also consented to the terms of a new $2 million bridge financing (the “Bridge Financing”) and to granting the investors in such financing a second position security interest in the assets of the Company (including its intellectual property) that is pari passu with the second position security interest received by the holders of the January Notes.

On October 12, 2011, the Company, with the consent of the Majority Holders of its senior secured convertible notes (the “October Notes”), amended all of the October Notes to extend the maturity of such notes until October 1, 2012.  The amendment, which is effective as of September 30, 2011, also added the same mandatory conversion and conversion price adjustment provisions to the terms of the October Notes as were added to the terms of the January Notes.    The Majority Holders of the October Notes also consented to the terms of the Bridge Financing and to granting the investors in such financing as well as the holders of the Company’s January Notes a second position security interest in the assets of the Company (including its intellectual property).  The guaranties that had been issued in 2010 to certain October Note investors by SAIL Venture Partners, L.P. were extended accordingly.

Pursuant to the agreements amending the October Notes and January Notes (the “Amendment and Conversion Agreements”), the exercise price of the warrants that were issued in connection with the October Notes and the January Notes (the “Outstanding Warrants”) will be adjusted to match the Qualified Offering Price, if such price is lower than the exercise price then in effect. The Company agreed to issue to each holder of the October Notes and January Notes, as consideration for the above, warrants to purchase a number of shares of common stock equal to 30% of the number of shares of common stock to be received by each holder upon conversion of their notes at the closing of the Qualified Offering (the “Consideration Warrants”).  The Consideration Warrants would be issued after the Qualified Offering and would have the same terms as the Outstanding Warrants, as amended.

The Amended and Restated Security Agreement, dated as of September 30, 2011, between the Company and Paul Buck, as administrative agent for the secured parties (the “Amended and Restated Security Agreement”), which replaces the existing security agreement from 2010, and the corresponding security interest terminate (1) with respect to the October Notes, if and when holders of a majority of the aggregate principal amount of October Notes issued have converted their notes into shares of common stock and, (2) with respect to the January Notes and notes to be issued in the Bridge Financing (the “Bridge Notes”), if and when holders of a majority of the aggregate principal amount of January Notes and Bridge Notes (on a combined basis) have converted their notes.

The terms of the 2011 Purchase Agreement, January Notes and related warrants are described above in the section January 2011 Notes and Warrants in Note 3.

7.	REPORTABLE SEGMENTS

The Company operates in two business segments:  reference neurometric and clinic.  Neurometric Information Services (formerly called Laboratory Information Services) provides data to psychiatrists and other physicians/prescribers to enable them to make a more informed decision when treating a specific patient with mental, behavioral and/or addictive disorders provides reports (“PEER Reports”). The Clinic segment operates NTC, a full service psychiatric practice.

The following tables show operating results for the Company’s reportable segments, along with reconciliation from segment gross profit (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:

	Year ended September 30, 2011
	Neurometric Information Services	Clinic	Eliminations	Total
Revenues	146,200	634,500	(34,800)	745,900

Operating expenses:
Cost of revenues	147,100	34,800	(34,800)	147,100
Research	482,800	-	-	482,800
Product development	442,000	-	-	442,000
Sales and marketing	1,132,800	98,700	-	1,231,500
General and administrative	3,197,900	1,074,000		4,271,900
Total operating expenses	5,402,600	1,207,500	(34,800)	6,575,300

Loss from operations	$(5,256,400)	$(573,000)	$0	$(5,829,400)

	Year ended September 30, 2010
	Neurometric Information Services	Clinic	Eliminations	Total
Revenues	156,000	535,700	(53,200)	638,500

Operating expenses:
Cost of revenues	135,100	19,900	(19,900)	135,100
Research and development	738,800	-	-	738,800
Product development	381,700	-	-	381,700
Sales and marketing	853,100	17,800	-	870,900
General and administrative	4,296,200	754,100	(33,300)	5,017,000
Total operating expenses	6,404,900	791,800	(53,200)	7,143,500

Loss from operations	$(6,248,900)	$(256,100)	$0	$(6,505,000)

The following table includes selected segment financial information as of September 30, 2011, related to total assets:

	Reference Neurometric	Clinic	Total

Total assets	$308,800	$61,200	$370,000

8.	EARNINGS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the years ended September 30, 2011 and 2010, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the years ended September 30, 2011 and 2010 is as follows:

	2011	2010
Net loss for computation of basic net income (loss) per share	$(8,866,600)	$(8,174,000)
Net income (loss) for computation of dilutive net income (loss) per share	$(8,866,600)	$(8,174,000)

Basic net income (loss) per share	$(0.16)	$(0.16)

Diluted net income (loss) per share	$(0.16)	$(0.16)

Basic weighted average shares outstanding	56,071,120	52,277,119
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	56,071,120	52,277,119

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	14,224,146	214,561
Warrants	27,240,979	19,194,806
Options	15,644,098	11,242,729

9.	COMMITMENTS AND CONTINGENT LIABILITIES

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

On April 11, 2011, Mr. Brandt and his family business partnership Brandt Ventures, GP filed an action in the Superior Court for the State of California, Orange County against CNS Response, Inc., one of its stockholders and a member of the board of directors, alleging breach of a promissory note agreement entered into by Brandt Ventures, GP and the Company and alleging that Mr. Brandt was wrongfully terminated as CEO in April, 2009 for which he is seeking approximately $170,000 of severance. The plaintiffs seek rescission of a $250,000 loan made by Brandt Ventures, GP to the Company which was converted into common stock in accordance with its terms, restitution of the loan amount and compensatory and punitive damages for Mr. Brandt's termination. The Company was served with a summons and complaint in the action on July 19, 2011. On November 1, 2011, Mr. Brandt filed an amended complaint amending their claims and adding new claims against the same parties.  CNS Response, Inc. believes the complaint to be devoid of any merit and will aggressively defend the action if the plaintiffs decide to proceed with it.

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

On December 30, 2009 the Company entered a three year lease, commencing February 1, 2010 and terminating on January 30, 2013 for its new Headquarters and Neurometric Information Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  The 2,023 square foot facility has an average cost for the lease term of $3,600 per month.  The remaining lease obligation totals $65,600: being $49,000 and $16,600 for fiscal years 2012 and 2013 respectively.

The Company leases space for its Clinical Services operations under an operating lease.  The original lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility has an average cost for the lease term of $5,100 per month. The remaining lease obligation totals $104,100: being $65,400 and $38,700 for fiscal years 2012 and 2013 respectively.

The Company also sub-leased space for its Clinical Services operations on a month-to-month basis for $1,000 per month up until March 2010 when it terminated this sub-lease and gave up the space.

The Company incurred rent expense of $92,600 and $121,100 for the years ended September 30, 2011 and 2010 respectively.

On November 8, 2010 we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months ending October 2014 and the monthly payment is $412. As of September 30, 2011 the remaining lease obligation is $14,700: being  $4,900, $4,900 and $4,900 for fiscal years 2012, 2013 and 2014 respectively.

10.	SIGNIFICANT CUSTOMERS

For the year ended September 30, 2011, three customers accounted for 41% of Neurometric Information Services revenue and 58% of accounts receivable at September 30, 2011.

For the year ended September 30, 2010, four customers accounted for 48% of Neurometric Information Services revenue and two customers 27% of accounts receivable at September 30, 2010

11.	SUBSEQUENT EVENTS

Events subsequent to September 30, 2011 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  The following events have occurred since September 30, 2011.

On October 12, 2011, the Company received a $250,000 loan from its director John Pappajohn and on October 18, 2011, the Company entered into a new Note and Warrant Purchase Agreement (the “Bridge Financing Purchase Agreement”) in connection with a $2 million Bridge Financing, with John Pappajohn, a member of the Company’s Board of Directors.  Pursuant to the agreement and in connection with the October 12, 2011 loan, the Company issued subordinated secured convertible notes (the “Bridge Notes”) in the aggregate principal amount of $250,000 and warrants to purchase 1,250,000 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $250,000. On October 31, 2011, the Company issued Bridge Notes in the aggregate principal amount of $20,000 to an additional accredited investor, together with warrants to purchase 100,000 shares of common stock.

On November 11, 2011, the Company entered into an Amended and Restated Note and Warrant Purchase Agreement (the “Amended Bridge Financing Purchase Agreement”) in connection with the $2 million Bridge Financing with accredited investors.  Pursuant to the agreement, the Company on November 11, 2011 and November 17, 2011 issued Bridge Notes in the aggregate principal amount of $560,000 and warrants to purchase 5,600,000 shares of common stock to three accredited investors for gross proceeds to the Company of $560,000.  Of these amounts, John Pappajohn, a member of the Company’s Board of Directors, purchased a Bridge Note in the aggregate principal amount of $250,000 and a warrant to purchase 2,500,000 shares, and as further described below, Zanett Opportunity Fund, Ltd. purchased a Bridge Note in the aggregate principal amount of $250,000 and warrants to purchase 2,500,000 shares of common stock.

The Amended Bridge Financing Purchase Agreement amended and restated the October agreement in that it increased the warrant coverage from 50% to 100%.  In addition, each holder’s option to redeem or convert their Bridge Note at the closing of the Qualified Offering can now only be amended, waived or modified with the consent of the Company and that holder.  Consequently, the shares underlying the warrants that had been issued to Mr. Pappajohn and the second accredited investor in October were increased to an aggregate of 2,700,000 shares of common stock.  On November 17, 2011, Zanett Opportunity Fund, Ltd., a Bermuda corporation for which McAdoo Capital, Inc. is the investment manager, purchased Bridge Notes in the aggregate principal amount of $250,000 and warrants to purchase 2,500,000 shares of common stock for cash payments aggregating $250,000.  Mr. Zachary McAdoo is the president and owner of McAdoo Capital.  On November 21, 2011, the Board of Directors of the Company elected Mr. McAdoo to the Board where he also serves as Chairman of the Board’s Audit Committee.  Including the amounts issued in October and November 2011 (as revised to reflect the increase in warrant coverage), to date, the Company has issued Bridge Notes in the aggregate principal amount of $830,000 and warrants to purchase 8,300,000 shares of common stock pursuant to the Amended Bridge Financing Purchase Agreement.

The Amended Bridge Financing Purchase Agreement provides for the issuance and sale of Bridge Notes (including the notes issued in October 2011) in the aggregate principal amount of up to $2,000,000, and warrants to purchase a number of shares corresponding to 100% of the number of shares issuable on conversion of the Bridge Notes, in one or multiple closings to occur no later than April 1, 2012. The Bridge Financing Purchase Agreement also provides that the Company and the holders of the Bridge Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the Bridge Notes and the related warrants.

The Bridge Notes mature one year from the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, are convertible into shares of common stock of the Company at a conversion price of $0.10, are secured by a second position security interest in the Company’s assets that is pari passu with the interest recently granted to the holders of the Company’s January Notes, are subordinated in all respects to the Company’s obligations under its October Notes and the related guaranties issued to certain investors by SAIL Venture Partners, L.P. and are pari passu to the obligations under the January Notes.  The second position security interest is governed by the amended and restated security agreement, dated as of September 30, 2011, between the Company and Paul Buck, as administrative agent for the secured parties (the “Amended and Restated Security Agreement”), which replaced the security agreement entered into in connection with the issuance of the October Notes in 2010.

The conversion price of the Bridge Notes is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; (3) the distribution of other capital stock, indebtedness or other non-cash assets; and (4) the completion of a financing at a price below the conversion price then in effect.  At the closing of the Qualified Offering, each Bridge Note will be either redeemed or converted (in whole or in part) at a conversion price equal to the lesser of the public offering price or the conversion price then in effect, with the choice between redemption and conversion being at the sole option of the holder. The Bridge Notes can be declared due and payable upon an event of default, defined in the Bridge Notes to occur, among other things, if the Company fails to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if the Company fails to perform any covenant or agreement as required by the Bridge Note or materially breaches any representation or warranty in the Bridge Note or the Amended Bridge Financing Purchase Agreement.

The warrants related to the Bridge Notes expire five years from the date of issuance and are exercisable for shares of common stock of the Company at an exercise price of $0.10. Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect (including the Qualified Offering), except that subsequent to the Qualified Offering, the exercise price will not be adjusted for any further financings.  The warrants contain a cashless exercise provision.

With the exception of each holder’s option to redeem or convert their Bridge Note at the closing of the Qualified Offering, any provision of the Bridge Notes or related warrants can be amended, waived or modified upon the written consent of the Company and holders of a majority of the aggregate principal amount of such notes outstanding. Any such majority consent will affect all Bridge Notes or warrants, as the case may be, and will be binding on the Company and all holders of the Bridge Notes or warrants.  Each holder’s option to redeem or convert the Bridge Note at the closing of the Qualified Offering cannot be amended, waived or modified without the written consent of the Company and such holder and such amendment, waiver or modification will be binding only on the Company and such holder.

As a result of the issuance of the Bridge Notes and related warrants, the conversion prices of the October Notes and January Notes and the related warrants were automatically adjusted, under the terms of such notes and warrants, to match the $0.10 conversion price of the Bridge Notes and the $0.10 exercise price of the related warrants.  As a result, an aggregate of 30,239,280 and 25,000,000 shares of common stock are issuable upon conversion of the October Notes and January Notes, respectively, and an aggregate of 27,619,647 shares of common stock are issuable upon exercise of the warrants related to the October Notes and January Notes.  Additionally, an aggregate of 899,994 shares of common stock are issuable upon exercise of warrants by placement agents.

Since September 30, 2011, 84,661 warrants with an exercise price of $0.01 have been exercised and 2,628,504 warrants with exercise prices ranging from $0.01 to $1.812 have expired.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15, as of September 30, 2011, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Management, including our Chief Executive Officer (PEO) and Chief Financial Officer (PFO), do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Also, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Assessment of Internal Controls Over Financial Reporting

Members of our management, including our PEO and our PFO, have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and we concluded that our internal controls over financial reporting were not effective.

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

To the knowledge of our management, including our PEO and PFO, the aforementioned significant deficiency has not led to a misstatement of our results of operations for the year ended September 30, 2011, or statement of financial position as of September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

During the quarterly period ending September 30, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

Jerome Vaccaro has resigned as a member of the Company’s board of directors effective October 31, 2011.

PART III

 ITEM 10.        Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our directors and executive officers and the current positions they hold with us:

Name	Age	Position
David B. Jones	68	Chairman of the Board
George Carpenter	53	Director, President and Chief Executive Officer
John Pappajohn	83	Director
Henry T. Harbin, M.D	65	Director
George Kallins, M.D.	51	Director
Zachary McAdoo	39	Director
Paul Buck	56	Chief Financial Officer and Secretary
Daniel Hoffman, M.D.	63	Chief Medical Officer
Michael Darkoch	67	Executive Vice President and Chief Marketing Officer

David B. Jones, Chairman of the Board

David B. Jones has been a director of CNS California since August 2006, and became a director of our company upon the completion of our merger with CNS California on March 7, 2007. On April 29, 2011, Mr. Jones was appointed Chairman of our Board. Mr. Jones currently serves as a partner of SAIL Venture Partners, L.P., a position which he has held since 2003. Mr. Jones also served as Chairman and Chief Executive Officer of Dartron, Inc., a computer accessories manufacturer. From 1985 to 1997, Mr. Jones was a general partner of InterVen Partners, a venture capital firm with offices in Southern California and Portland, Oregon. From 1979 to 1985, Mr. Jones was President and Chief Executive Officer of First Interstate Capital, Inc., the venture capital affiliate of First Interstate Bancorp. He has served on several boards of public and private companies and has acted as Chairman of Birtcher Medical Systems, Inc., a public company, and Chairman of the Audit Committee for Birtcher Medical Systems, Inc from 1992 to 1994 and Triquint Semiconductor, Inc. from 1993 to 1995. From 2005 to 2008, he was a Director of Earthanol, Inc., and from October 2009 to July 2011, he has served as a director of M2 Renewables, Inc. where he is currently the Chief Financial Officer. Mr. Jones is a graduate of Dartmouth College and holds Masters of Business Administration and law degrees from the University of Southern California. Mr. Jones is the longest-serving member on our board and adds substantial expertise from his venture capital finance background and his executive experience. His experience provides us with valuable insight on financing and operational strategies and corporate governance issues.  Mr. Jones devotes such portion of his time to his role as a director of CNS as is required to properly fulfill his duties in that role.

George Carpenter, Director, President and Chief Executive Officer

George Carpenter joined our board of directors as Chairman on April 10, 2009 and served as Chairman until April 29, 2011. Mr. Carpenter has been serving as our Chief Executive Officer since April 10, 2009, served as our President from October 1, 2007 until April 10, 2009 and was reappointed our President on April 29, 2011. As President until 2009, Mr. Carpenter’s primary responsibility involved developing strategy and commercializing our rEEG technology. From 2002 until he joined CNS in October 2007, Mr. Carpenter was the President & CEO of WorkWell Systems, Inc., a national physical medicine firm that manages occupational health programs for Fortune 500 employers. Prior to his position at WorkWell Systems, Mr. Carpenter founded and served as Chairman and CEO of Core, Inc., a company focused on integrated disability management and work-force analytics. He served in those positions from 1990 until Core was acquired by Assurant, Inc. in 2001. From 1984 to 1990, Mr. Carpenter was a Vice President of Operations with Baxter Healthcare, served as a Director of Business Development and as a strategic partner for Baxter’s alternate site businesses. Mr. Carpenter began his career at Inland Steel where he served as a Senior Systems Consultant in manufacturing process control. Mr. Carpenter holds an MBA in Finance from the University of Chicago and a BA with Distinction in International Policy & Law from Dartmouth College. The Board selected Mr. Carpenter to serve as a director because of his extensive experience as chief executive officer for several companies and his service in a variety of leadership positions in the areas of fund raising, business development and building a management team. Mr. Carpenter provides critical insight into the areas of organizational and operational management.  Mr. Carpenter works full-time for CNS.

John Pappajohn, Director

John Pappajohn joined our board of directors on August 26, 2009. Since 1969, Mr. Pappajohn has been the President and sole owner of Pappajohn Capital Resources, a venture capital firm, and President and sole owner of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He serves as a director on the boards of the following public companies: American CareSource Holdings, Inc., Dallas, TX since 1994 and ConMed Healthcare Management, Inc., Hanover, MD, since 2005, and he has served on the boards of public companies PharmAthene, Inc., Spectrascience, Inc., CareGuide, Inc. and Allion Healthcare, Inc. within the past five years.  Mr. Pappajohn was chosen to serve as a director of our company because of his unparalleled experience serving as a director of more than 40 companies and the substantial insight he has gained into the life sciences and healthcare industries by actively investing in the industries for more than 40 years, and by founding and supporting several public healthcare companies.  Mr. Pappajohn devotes such portion of his time to his role as a director of CNS as is required to properly fulfill his duties in that role.

Henry T. Harbin, M.D., Director

Henry Harbin, M.D. joined our board of directors on October 17, 2007. Since 2004, Dr. Harbin has worked as an independent consultant providing health care consulting services to a number of private and public organizations. Dr. Harbin is a psychiatrist with over 30 years of experience in the behavioral health field. He has held a number of senior positions in both public and private health care organizations. He worked for 10 years in the public mental health system in Maryland serving as director of the state mental health authority for three of those years. He has been CEO of two national behavioral healthcare companies — Greenspring Health Services and Magellan Health Services (“Magellan”). Dr. Harbin was Executive Chairman of the Board of Magellan from October 2002 to January 2004, Chairman from March 2001 to September 2002, Chief Executive Officer from 1998 to September 2001 and Executive Vice President from 1995 to 1998.  In March 2003, Magellan and subsidiaries filed voluntary petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Magellan’s Plan of Reorganization was confirmed by order of the bankruptcy court on October 8, 2003, and Magellan and its subsidiaries emerged from the protection of their Chapter 11 proceedings in January 2004. At the time he was CEO of Magellan, it was the largest managed behavioral healthcare company managing the mental health and substance abuse benefits of approximately 70 million Americans including persons who were insured by private employers, Medicaid and Medicare. In 2002 and 2003, he served on the President’s New Freedom Commission on Mental Health. As a part of the Commission he was chair of the subcommittee for the Interface between Mental Health and General Medicine. In 2005, he served as co-chair of the National Business Group on Health’s work group that produced the Employer’s Guide to Behavioral Health Services in December 2005. The Board selected Dr. Harbin to serve as a director because of his over 30 years of experience in the behavioral health field, which includes an impressive service record in the area of public sector health. His experience provides significant vision to a company in the mental healthcare industry. Dr. Harbin devotes such portion of his time to his role as a director of CNS as is required to properly fulfill his duties in that role.

George J. Kallins, M.D., Director

George Kallins, M.D. joined our board of directors on July 5, 2010. Dr. Kallins has served as President and CEO of ACP Management, his family’s property management, development and real estate investment firm since 2004; however, he also continues to practice medicine in his specialty field of Obstetrics and Gynecology. He founded and was the CEO and President of Mission Obstetrics and Gynecology which was a 14 physician strong medical group and was also the founder and CEO of Medical Management Resources, a medical management and billing company. Dr Kallins served as the Medical Director of the USC Center for Women’s Mood Disorders while on the faculty at the University of  Southern California School of Medicine in 1999 through 2000. During this time he also authored a book titled, Five Steps to a PMS Free Life, which includes issues dealing with mood disorders impacting some women. He published this book through The Village Healer Press which he founded. Dr. Kallins received his B.Sc majoring in Psychobiology from the University of Southern California and his medical degree from the Rush School of Medicine in Chicago, IL. He returned to the University of Southern California to do his residency in Obstetrics and Gynecology. Dr. Kallins also has an MBA from Pepperdine University. The Board selected Dr. Kallins to serve as a director because of his 20-plus years of experience in primary medicine, specifically in the field of mood disorders, and his business accomplishments. His experience provides us insight into the field of primary medical care and our relationship to the prescribing of psychotropic drugs. We believe the prescription of psychotropic drugs is an area of medicine which could benefit from our rEEG technology. Dr. Kallins devotes such portion of his time to his role as a director of CNS as is required to properly fulfill his duties in that role.

Zachary McAdoo, Director

Zachary McAdoo joined our board of directors on November 21, 2011.  Mr. McAdoo is the president of McAdoo Capital, Inc., a New York based investment firm founded in 2009 that focuses on investing in small and micro cap public companies.  McAdoo Capital, Inc. is the investment manager to the Zanett Opportunity Fund, Ltd., a Bermuda based company.  From 2005 through 2008, Mr. McAdoo was an analyst and portfolio manager with the The Zanett Group, a New York based family office.  Prior to joining The Zanett Group, Mr. McAdoo worked for seven years for two other small cap investment firms.  Mr. McAdoo graduated from McGill University in 1995 with a Bachelor of Arts degree in Psychology.  In 2004 he became a CFA charterholder.  In addition to his experience investing in healthcare services, diagnostics and medical device companies, Mr. McAdoo brings a direct-to-consumer marketing perspective to the board through his experience of investing in companies across many industries that use direct marketing methods.

Paul Buck, Chief Financial Officer and Secretary

Effective February 18, 2010, we appointed Paul Buck to the position of Chief Financial Officer. Mr. Buck has been working with us as an independent consultant since December 2008, assisting management with finance and accounting matters as well as our filings with the Securities and Exchange Commission. Prior to joining us, Mr. Buck worked as an independent consultant since 2004 and has broad experience with a wide variety of public companies. His projects have included forensic accounting, restatements, acquisitions, interim management and system implementations. Mr. Buck, a Swiss National, was raised in Southern Africa and holds a Bachelor of Science degree in Chemistry and a Bachelor of Commerce degree both from the University of Cape Town, South Africa. He started his career with Touche Ross & Co. in Cape Town and qualified as a Chartered Accountant. In 1985, Mr. Buck joined the Los Angeles office of Touche Ross & Co. where he was an audit manager. In 1991 he joined the American Red Cross Biomedical Services as the CFO of the Southern Californian Region. After five years with the organization, he returned to Deloitte & Touche as a manager in the Solutions Consulting Group. In 1998, Mr. Buck was recruited back to the American Red Cross Biomedical Services as CFO and became the Director of Operations for the Southern California Region until 2003.  Mr. Buck works full-time for CNS.

Daniel Hoffman, Chief Medical Officer

Dr. Hoffman became our Chief Medical Officer on January 15, 2008, upon our acquisition of Neuro-Therapy Clinic, Inc., which at the time of the acquisition was our largest customer and which was owned by Dr. Hoffman. Dr. Hoffman also served as our President from April 2009 to April 2011. Dr. Hoffman had served as the Medical Director of Neuro-Therapy Clinic, Inc. since 1993, and as President of Neuro-Therapy Clinic, Inc. since he founded it in the 1980’s.  Dr. Hoffman is a Neuropsychiatrist with over 25 years experience treating general psychiatric conditions such as depression, bipolar disorder and anxiety. He provides the newest advances in diagnosing and treating attentional and learning problems in children and adults. Dr. Hoffman has authored over 50 professional articles, textbook chapters, poster presentations and letters to the editors on various aspects of neuropsychiatry, Quantitative EEG, LORETA, Referenced EEG, advances in medication management, national position papers and standards, Mild Traumatic Brain Injury, neurocognitive effects of Silicone Toxicity, sexual dysfunction and other various topics. Dr. Hoffman has given over 58 major presentations and seminars, including Grand Rounds at Universities and Hospitals, workshops and presentations at national society meetings (such as American Psychiatric Association and American Neuropsychiatric Association), national CME conferences, insurance companies, national professional associations, panel member discussant, and presenter of poster sessions. He has also lectured internationally as part of a consortium advancing Quantitative EEG in Psychiatry and done research with the major national academic institutions on the use of Referenced EEG to help guide treatment choices. Dr. Hoffman has a Bachelor of Science in Psychology from the University of Michigan, an MD from Wayne State University School of Medicine and conducted his Residency in Psychiatry at the University of Colorado Health Sciences Center.  Dr. Hoffman works full-time for CNS.

Michael Darkoch, Executive Vice President and Chief Marketing Officer

Michael Darkoch became our Executive Vice President and Chief Marketing Officer on July 6, 2010. Prior to joining us, Mr. Darkoch worked as Vice President of Network Management for MedImpact Health Systems in San Diego since 2004, where he managed new business development for self-insured clients and worked in product development. At our company, Mr. Darkoch is responsible for managing and implementing various business activities associated with the launch and the commercialization of rEEG. This includes responsibility for business development, revenue generation, marketing, network management and performance and patient management. He is also responsible for managing sales and product placement across the various market channels we address, including commercial payers, government agencies, employers and direct to consumer. Mr. Darkoch’s experience in healthcare spans over 30 years. He has significant business development and executive management experience in the pharmaceutical distribution field. He started his engineering and management career with Texas Instruments and Mobil Chemical Company. He moved into healthcare in 1974 and joined Baxter International. He progressed through product development, logistics and distribution, business development and general manager over several business units. He pioneered business initiatives into home infusion, hospital systems, and alternate site delivery systems. He was responsible for client acquisition and renewal on the original Baxter team that developed Mail Order prescription fulfillment. This business unit was eventually spun-off and became Caremark Rx. Mr. Darkoch managed Caremark Rx sales and client growth. He left Caremark Rx in the late 1990’s and managed business development and client management for two disability management companies — CORE, Inc. and WorkWell Health Systems. Mr. Darkoch holds a Bachelor of Science of Industrial Engineering degree from Lehigh University and Master of Science in Business from Southern Methodist University.  Mr. Darkoch works full-time for CNS.

Board Composition and Committees and Director Independence

Our board of directors currently consists of six members: David Jones, George Carpenter, Henry Harbin, John Pappajohn, George Kallins and Zachary McAdoo. With the exception of George Kallins, who was appointed to our board on July 5, 2010, and Zachary McAdoo, who was appointed to our board on November 21, 2011, each director was elected at our annual meeting of shareholders held on April 27, 2010. Each of our directors will serve until our next annual meeting and until his successor is duly elected and qualified.

We are not a “listed company” under SEC rules and are therefore not subject to the rules of stock exchanges that require listed companies to maintain a board containing a majority of independent directors and board committees comprised solely of independent directors. Our board of directors has, however, determined that Henry Harbin, George Kallins and Zachary McAdoo are “independent” directors as that term is defined in Section 5605 of the Equity Rules of the NASDAQ Stock Market (the “Nasdaq Listing Rules”).

Board Committees

Our board of directors established an audit committee and a compensation committee at a board meeting held on March 3, 2010.  Each committee has its own charter, which is available on our website at www.cnsresponse.com.  Information contained on our website is not incorporated herein by reference.  Each of the board committees has the composition and responsibilities described below.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended (the “Exchange Act”).  The members of our audit committee are Zachary McAdoo (Chairman) and  George Kallins.  Each of these committee members is “independent” within the meaning of Rule 10A-3 under the Exchange Act and the Nasdaq Listing Rules.  Our board has determined that Mr. McAdoo serves as the “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.  In his roles as president of, and analyst and portfolio manager in, various investment firms, Mr. McAdoo has gained over 10 years of experience analyzing the financial statements of public companies, assessing the use of accounting methods employed by those companies and the financial acumen of management.

The audit committee oversees our accounting and financial reporting processes and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this committee include:

•	selecting and recommending to our board of directors the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;

•	approving the fees to be paid to the independent registered public accounting firm;

•	helping to ensure the independence of our independent registered public accounting firm;

•	overseeing the integrity of our financial statements;

•	preparing an audit committee report as required by the SEC to be included in our annual proxy statement;

•	reviewing major changes to our auditing and accounting principles and practices as suggested by our company’s independent registered public accounting firm, internal auditors (if any) or management;

•	reviewing and approving all related party transactions; and

•	overseeing our compliance with legal and regulatory requirements.

Compensation Committee

The members of our compensation committee are John Pappajohn (Chairman), David Jones and Henry Harbin. Dr. Harbin is “independent” within the meaning of the Nasdaq Listing Rules.  In addition, each member of our compensation committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act.  The Company intends to reconstitute its compensation committee such that it consists solely of “independent” directors.  Our compensation committee assists the board of directors in the discharge of its responsibilities relating to the compensation of the board of directors and our executive officers.

The committee’s compensation-related responsibilities include:

•	assisting our board of directors in developing and evaluating potential candidates for executive positions and overseeing the development of executive succession plans;

•	reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our chief executive officer;

•	reviewing, approving and recommending to our board of directors on an annual basis the evaluation process and compensation structure for our other executive officers;

•	providing oversight of management’s decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;

•
reviewing our incentive compensation and other stock-based plans and recommending changes in such plans to our board of directors as needed, and exercising all the authority of our board of directors with respect to the administration of such plans;

•	reviewing and recommending to our board of directors the compensation of independent directors, including incentive and equity-based compensation; and

•	selecting, retaining and terminating such compensation consultants, outside counsel and other advisors as it deems necessary or appropriate.

Corporate Governance and Nominating Functions

The Company does not currently have a standing corporate governance and nominating committee.  Instead, the functions of such committee are performed by the members of the board qualifying as “independent” for purposes of the Nasdaq Listing Rules.

Code of Ethics.

Our board of directors has adopted a Code of Ethical Conduct (the “Code of Conduct”) which constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. We require all employees, directors and officers, including our principal executive officer and principal financial officer to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer and other finance department personnel with respect to full and accurate reporting. The Code of Conduct is available on our website at www.cnsresponse.com and is also filed as an exhibit to our Annual Report on Form 10-K.  The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC on such website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2011, all of our executive officers, directors and the holders of 10% or more of our common stock complied with all Section 16(a) filing requirements, except for the following: one Statement of Change in Beneficial Ownership on Form 4, reporting three related transactions filed late by George Kallins.

ITEM 11.          Executive Compensation

Compensation Structure

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

Severance and Change of Control Arrangements

We do not have a formal plan for severance or separation pay for our employees, but we typically include a severance provision in the employment agreements of our executive officers that have written employment agreements with us.  Generally, such provisions are triggered in the event of involuntary termination of the executive without cause or in the event of a change in control.  Please see the description of our employment agreements with each of George Carpenter, Daniel Hoffman, Michael Darkoch and Paul Buck below for further information.

Other Benefits

In order to attract and retain highly qualified executives, we may provide our executive officers with automobile allowances, consistent with current market practices.

Accounting and Tax Considerations

We consider the accounting and tax implications of all aspects of our executive compensation strategy and, so long as doing so does not conflict with our general performance objectives described above, we strive to achieve the most favorable accounting and tax treatment possible to the company and our executive officers.

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

Summary Compensation Table

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ending September 30, 2011 and 2010 provided by (i) each person serving as our principal executive officer (“PEO”) or acting in a similar capacity during our fiscal year ended September 30, 2011, (ii) our two most highly compensated executive officers other than our PEO who were serving as executive officers on September 30, 2011 and whose total compensation exceeded $100,000 (collectively with the PEO referred to as the “named executive officers” in this Executive Compensation section); and (iii) our Chief Financial Officer.

Name and Principal Position	Fiscal Year Ended September 30,	Salary ($)		Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
George Carpenter (Chief Executive	2011	304,114	(9)	-	-		21,828	(3)	325,942
Officer, President and Director)	2010	213,700	(9)	-	2,167,300	(1)(5)	20,800	(3)	2,401,800

Daniel Hoffman (Chief	2011	235,500		-	-		27,728	(4)	263,228
Medical Officer)	2010	150,000		-	270,900	(1)(6)	26,000	(4)	465,900

Paul Buck (Chief Financial Officer)	2011	188,500	(10)	-	-		22,895	(3)	211,395
	2010	127,000	(10)	-	243,800	(1)(7)	94,900	(11)	465,700

Michael Darkoch (Executive Vice	2011	216,666	(11)	-	-		18,320	(3)	234,986
President and Chief Marketing Officer)	2010	43,334	(11)	-	180,000	(2)(8)	6,100	(3)	229,434

(1)           These options were granted on March 3, 2010. The amount reflected in the table represents the aggregate grant-date fair value of options computed in accordance with FASB ASC Topic 718 (formerly FAS 123R). We estimate the fair value of each option on the grant date using the Black-Scholes model with the following assumptions: dividend yield 0%; risk-free interest rate 3.62%; expected volatility 215% and expected life of the option 5 years.

(2)           These options were granted on July 6, 2010. The amount reflected in the table represents the aggregate grant-date fair value of options computed in accordance with FASB ASC Topic 718 (formerly FAS 123R). We estimate the fair value of each option on the grant date using the Black-Scholes model with the following assumptions: dividend yield 0%; risk-free interest rate 1.81%; expected volatility 516% and expected life of the option 5 years.

(3)           Relates to healthcare insurance premiums paid on behalf of executive officers by us.

(4)           Relates to healthcare insurance premiums for the year ended September 30, 2011 of $22,028 and automobile expenses of $5,700 paid on behalf of Dr. Hoffman by us. For the year ended September 30, 2010, healthcare insurance premiums were $22,600 and automobile expenses were $3,400.

(5)           The aggregate number of option awards outstanding for Mr. Carpenter at September 30, 2011 was 4,000,000 from the March 3, 2010 grant and 968,875 from the October 1, 2007 grant.

(6)           The aggregate number of option awards outstanding for Dr. Hoffman at September 30, 2011 was 500,000 shares from the March 3, 2010 grant and 814,062 and 119,013 shares from grants on August 8, 2007 and August 11, 2006 respectively.

(7)           The aggregate number of option awards outstanding for Mr. Buck at September 30, 2011 was 450,000 from the March 3, 2010 grant.

(8)           The aggregate number of option awards outstanding for Mr. Darkoch at September 30, 2011 was 450,000 from the July 6, 2010 grant.

(9)           $33,700 of Mr. Carpenter’s salary was accrued in fiscal 2010 and payment deferred and paid in fiscal 2011.

(10)         For 2011 $19,500 of Mr. Buck’s salary has been accrued and payment deferred. For 2010 $26,000 of Mr. Buck’s salary was accrued and payment remains deferred. All other compensation for the year ended September 30, 2010, is made up of 1) $8,500 healthcare insurance premiums paid on his behalf by us; 2) Consulting fees of $86,400 paid to Mr. Buck prior to joining us as Chief Financial Offer.

(11)         $8,666 of Mr. Darkoch’s salary was accrued in fiscal 2010 and payment deferred and paid in fiscal 2011.

Grants of Plan Based Awards in the Fiscal Years Ending September 30, 2010 and September 30, 2011

No option grants were awarded to executive officers for the fiscal year ending September 30, 2011. Option grants awarded during fiscal year ending September 30, 2010 under our 2006 Stock Incentive Plan as amended and restated, which is the only plan pursuant to which awards can be granted. These options to acquire shares of common stock granted to management were as follows:

(1)	On March 3, 2010, options were granted to Mr. Carpenter in the amount of 4,000,000 shares, Dr. Hoffman in the amount of 500,000 shares, and Mr. Buck in the amount of 450,000 shares.

(2)	On July 6, 2010, options were granted to Mr. Darkoch in the amount of 450,000 shares.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

Since we had limited cash and cash equivalent resources as of September 30, 2011 and 2010, we elected to preserve our cash and did not pay any bonuses to our executive officers during our fiscal years ended September 30, 2011 and 2010.

Please refer to the footnotes to the Summary Compensation Table for a description of the components of All Other Compensation received by the named executive officers.

The following is a summary of each employment agreement that we have entered into with respect to our named executive officers, which summary includes, where applicable, a description of all payments we are required to make to such named executive officers at, following or in connection with the resignation, retirement or other termination of such named executive officers, or a change in control of our company or a change in the responsibilities of such named executive officers following a change in control.

Employment Agreements

George Carpenter

On October 1, 2007, we entered into an employment agreement with George Carpenter pursuant to which Mr. Carpenter began serving as our President. During the period of his employment, Mr. Carpenter will receive a base salary of no less than $180,000 per annum, which is subject to upward adjustment at the discretion of the Chief Executive Officer or our Board of Directors. On March 3, 2010, the Board of Directors increased the annual base salary of Mr. Carpenter to $270,000, with the increase in salary having retroactive effect to January 1, 2010. In addition, pursuant to the terms of his initial employment agreement, on October 1, 2007, Mr. Carpenter was granted an option to purchase 968,875 shares of our common stock at an exercise price of $0.89 per share pursuant to our 2006 Stock Incentive Plan.  In the event of a change of control transaction, a portion of Mr. Carpenter’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between October 1, 2008 and the date of the corporate transaction over the vesting period (48 months) will automatically accelerate, and become fully vested. Mr. Carpenter is entitled to four weeks’ vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we offer our employees from time to time.

Mr. Carpenter’s employment is on an “at-will” basis, and Mr. Carpenter may terminate his employment with us for any reason or for no reason. Similarly, we may terminate Mr. Carpenter’s employment with or without cause. If we terminate Mr. Carpenter’s employment without cause or Mr. Carpenter involuntarily terminates his employment with us (an involuntary termination includes changes, without Mr. Carpenter’s consent or pursuant to a corporate transaction, in Mr. Carpenter’s title or responsibilities so that he is no longer the President of our company), Mr. Carpenter shall be eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum upon termination. If Mr. Carpenter is terminated by us for cause, or if Mr. Carpenter voluntarily terminates his employment, he will not be entitled to any severance.

As of April 10, 2009, Mr. Carpenter was named Chief Executive Officer and a director of the Company and, on April 29, 2011, became our President again.  This was a position he had held from the time that he had joined the Company in October 2007 through to April 10, 2009 when he was named Chief Executive Officer and Chairman of the Board.

Daniel Hoffman

On January 11, 2008, we entered into an employment agreement with Daniel Hoffman pursuant to which Dr. Hoffman began serving as our Chief Medical Officer effective January 15, 2008. During the period of his employment, Dr. Hoffman will receive a base salary of $150,000 per annum, which is subject to upward adjustment and was increased to an annual base salary of $264,000 effective January 2011. Dr. Hoffman will also have the opportunity to receive bonus compensation, if and when approved by our Board of Directors. Dr. Hoffman’s employment is on an “at-will” basis, and Dr. Hoffman may terminate his employment with us for any reason or for no reason. Similarly, we may terminate Dr. Hoffman’s employment with or without cause. If we terminate Dr. Hoffman’s employment without cause or Dr. Hoffman involuntarily terminates his employment with us (an involuntary termination includes changes, without Dr. Hoffman’s consent or pursuant to a corporate transaction, in Dr. Hoffman’s title or responsibilities so that he is no longer the Chief Medical Officer of our company), Dr. Hoffman will be eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum upon termination. If Dr. Hoffman is terminated by us for cause, or if Dr. Hoffman voluntarily terminates his employment, he will not be entitled to any severance. Dr. Hoffman is entitled to four weeks’ vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we offer our employees from time to time. In the event of a change of control transaction, a portion of Dr. Hoffman’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between option grant date and the date of the corporate transaction over the vesting period (42 months) will automatically accelerate, and become fully vested.

In addition to being the Chief Medical Officer, Dr. Hoffman served as President of the Company from April 10, 2009 to April 29, 2011.

Paul Buck

On February 18, 2010, we entered into an employment agreement with Paul Buck pursuant to which Mr. Buck began serving as our Chief Financial Officer on an “at will” basis and will be paid a salary of no less than $208,000 per annum, which is subject to upward adjustment at the discretion of the Chief Executive Officer or the Board of Directors of our company. Pursuant to his employment agreement, Mr. Buck also received an option to purchase 450,000 shares of our common stock on March 3, 2010, which options vest in 48 equal installments commencing on March 3, 2010.  The options have an exercise price of $0.55 per share and were granted under our 2006 Stock Incentive Plan.  In the event of a change of control transaction, a portion of Mr. Buck’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between March 3, 2010 and the date of the corporate transaction over the vesting period (48 months) will automatically accelerate, and become fully vested. In the event of a change of control transaction, a portion of Mr. Buck’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between option grant date and the date of the corporate transaction over the vesting period (48 months) will automatically accelerate, and become fully vested. Mr. Buck is entitled to four weeks’ vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we offer our employees from time to time. As Mr. Buck’s employment is on an “at-will” basis, he may terminate his employment with us for any reason or for no reason. Similarly, we may terminate Mr. Buck’s employment with or without cause. If we terminate Mr. Buck’s employment without cause or Mr. Buck involuntarily terminates his employment with us, Mr. Buck shall be eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum upon termination. If Mr. Buck is terminated by us for cause, or if Mr. Buck voluntarily terminates his employment, he will not be entitled to any severance.

Michael Darkoch

On July 6, 2010, we entered into an employment agreement with Michael Darkoch pursuant to which Mr. Darkoch began serving as our Executive Vice President and Chief Marketing Officer on an “at will” basis and will be paid a salary of no less than $208,000 per annum, which is subject to upward adjustment at the discretion of the Chief Executive Officer or the Board of Directors of our company. Pursuant to his employment agreement, Mr. Darkoch also received an option to purchase 450,000 shares of our common stock on July 6, 2010 at an exercise price of $0.40 per share, which options vest in 48 equal installments commencing on July 6, 2010. In the event of a change of control transaction, a portion of Mr. Darkoch’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between the option grant date and the date of the corporate transaction over the vesting period (48 months) will automatically accelerate, and become fully vested. Mr. Darkoch is entitled to four weeks’ vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we offer our employees from time to time. As Mr. Darkoch’s employment is on an “at-will” basis, he may terminate his employment with us for any reason or for no reason. Similarly, we may terminate Mr. Darkoch’s employment with or without cause. If we terminate Mr. Darkoch’s employment after January 2, 2011, without cause or Mr. Darkoch involuntarily terminates his employment after January 2, 2011, with us, Mr. Darkoch shall be eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum upon termination. If Mr. Darkoch is terminated by us for cause, or if Mr. Darkoch voluntarily terminates his employment, he will not be entitled to any severance.

We have no other employment agreements with our executive officers.

2006 Stock Incentive Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). On March 7, 2007, in connection with the closing of the merger transaction with CNS California, we assumed the CNS California stock option plan and all of the options granted under the plan at the same price and terms. Subsequently, we amended the 2006 Plan on March 3, 2010 to increase the number of shares of common stock reserved for issuance under the 2006 Plan from 10 million to 20 million shares and increased the limit on shares underlying awards granted within a calendar year to any eligible employee or director from 3 million to 4 million shares of common stock. The amendment was approved by our shareholders at the annual meeting held on April 27, 2010. The following is a summary of the 2006 Plan, as amended, which we use to provide equity compensation to employees, directors and consultants to our company.

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

We have adopted ASC 718-20 (formerly, SFAS No. 123R - revised 2004, “Share-Based Payment”), and related interpretations.  Under ASC 718-20, share-based compensation cost is measured at the grant date based on the calculated fair value of the award.  We estimate the fair value of each option on the grant date using the Black-Scholes model.  Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award.

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

On July 5, 2010, the Board of Directors further approved the grant of 800,000 options to staff members, directors and advisors with similar vesting periods as the March 3, 2010 options mentioned above.

On March 11, 2011, the Board of Directors further approved the grant of 475,000 options to staff members with similar vesting periods as the March 3, 2010 options mentioned above.

As of September 30, 2011, 2,124,740 options were exercised and there were 15,725,121 options and 183,937 restricted shares outstanding under the amended 2006 Plan, leaving 1,966,202 shares available for issuance pursuant to future awards.

For a description of the material terms of the stock options granted to our named executive officers during the fiscal years ended September 30, 2011 and September 30, 2010, please refer to the footnotes to the table under “- Outstanding Equity Awards at Fiscal Year-End 2010.”

Outstanding Equity Awards at Fiscal Year-End 2011

The following table presents information regarding outstanding options held by our named executive officers as of September 30, 2011.

Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
George Carpenter (1)	1,583,343	2,416,657	0.55	March 2, 2020
	968,875	0	0.89	October 1, 2017

Daniel Hoffman (2)	197,923	302,077	0.55	March 2, 2020
	933,075	0	1.09	August 8, 2017
	119,013	0	0.12	August 11, 2016

Paul Buck(3)	178,125	271,875	0.55	March 2, 2020

Michael Darkoch(4)	140,625	309,375	0.44	July 6, 2020

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

On August 8, 2007, Dr. Hoffman was granted options to purchase 814,062 shares of our common stock. The options are exercisable at $1.09 per share and vest as follows: options to purchase 203,516 shares vested on March 8, 2008; options to purchase 593,600 shares vest in equal monthly installments of 16,960 shares over 35 months commencing on April 30, 2008; the remaining options to purchase 16,946 shares vested on March 31, 2011.

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

Director Compensation

During our fiscal year ended September 30, 2011, non-employee directors did not receive any cash or other compensation for their service on our board of directors or committees thereof. We do not pay management directors for board service in addition to their regular employee compensation. The full board of directors has the primary responsibility for reviewing and considering any revisions to director compensation. As described below, Dr. Harbin and Mr. Jones received compensation for consulting services provided to us during our fiscal year ending September 30, 2011.

Non-Employee Director Compensation

Name	Option Awards ($)	All Other Compensation ($)	Total ($)
Jerome Vaccaro M.D. (1)	-	-	-
Henry Harbin M.D. (2)	-	18,000	18,000
John Pappajohn (3)	-	-	-
David Jones (4)	-	15,000	15,000
George Kallins M.D.(5)	-	-	-

(1)
On March 3, 2010, Dr. Vaccaro was granted 250,000 options having an exercise price of $0.55 for his services as a director. The options vest equally over 36 months starting on the date of grant. The aggregate number of option awards outstanding for Dr. Vaccaro at September 30, 2011 was 270,000. Dr. Vaccaro has resigned from our board of directors.

(2)
On March 3, 2010 Dr. Harbin was granted 250,000 options for his services as a director and 400,000 options for consulting services pursuant to his March 26, 2010 Consulting Agreement described below. These options have an exercise price of $0.55 and vest equally over 36 months starting on the date of grant. All other compensation is comprised of the cash payment of $24,000 paid in January 2010 under Dr. Harbin’s March 17, 2009 Consulting Agreement described below, plus $21,000 which have been accrued through September 30, 2010 on Dr. Harbin’s March 26, 2010 Consulting Agreement. To date, no cash payment has been made on the March 26, 2010 agreement.

On April 15, 2008, we entered into a consulting agreement with Dr. Harbin, which expired on December 31, 2008 pursuant to which Dr. Harbin was paid an aggregate of $24,000 and was granted options to purchase 56,000 shares of our common stock at an exercise price of $0.96 per share, with options to purchase 14,000 shares vesting on the date of grant, options to purchase 37,328 shares vesting in eight equal monthly installments of 4,666 options commencing on April 30, 2008, and the remaining options to purchase 4,672 shares vesting on December 31, 2008.

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

On March 26, 2010, we entered into a consulting agreement with Dr. Harbin (the “March 26, 2010 Consulting Agreement”), pursuant to which Dr. Harbin is to be paid an aggregate of $36,000 as compensation for his consulting services. As of September 30, 2010 we have an accrued liability of $21,000 for the nine months of the contract term to that date. Dr. Harbin has been paid $18,000 on this contract during fiscal year ended September 30, 2011. This agreement expired on December 31, 2010, and was renewed in January 1, 2011 for the first of its two automatic renewal options.  As of September 30, 2011, we have accrued $45,000 on Dr. Harbin’s contracts for calendar year 2010 and 2011 through September 30, 2011.  In addition, as further compensation, we granted Dr. Harbin options to purchase 400,000 shares of our common stock at an exercise price of $0.55 per share, with the options vesting in 36 equal monthly installments commencing on March 3, 2010. The options expire on March 2, 2020.

The aggregate number of option awards outstanding for Dr. Harbin at September 30, 2011 was 806,000.

(3)
On March 3, 2010, Mr. Pappajohn was granted 250,000 options having an exercise price of $0.55 for his services as a director. The options vest equally over 36 months starting on the date of grant. The aggregate number of option awards outstanding for Mr. Pappajohn at September 30, 2011 was 250,000.

(4)
On March 3, 2010, Mr. Jones was granted 250,000 options having an exercise price of $0.55 for his services as a director. The options vest equally over 36 months starting on the date of grant. The aggregate number of option awards outstanding for Mr. Jones at September 30, 2011 was 250,000. Mr. Jones has assigned his options to SAIL Venture Partners, L.P. Mr. Jones was appointed Chairman of our Board on April 29, 2011.  On May 27, 2011, the Board approved the payment of a consulting fee to Mr. Jones over the period of the subsequent two months at a rate of $7,500 per month for services to be rendered by Mr. Jones in consulting with the Company in its fund raising activities.

(5)
On July 5, 2010, Dr. Kallins was granted 250,000 options having an exercise price of $0.40 for his services as a director. The options vest equally over 36 months starting on the date of grant. The aggregate number of option awards outstanding for Dr. Kallins at September 30, 2011 was 250,000.

ITEM 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of our common stock as of December 15, 2011 of:

•	each of the executive officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options, warrants and convertible promissory notes issued by us (and convertible interest on those notes) that are currently exercisable or convertible, or exercisable or convertible within sixty days of December 15, 2011 are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible promissory notes, as applicable, for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated in the footnotes to the table, the information presented in this table is based on 56,218,431 shares of our common stock outstanding on December 15, 2011. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o CNS Response, Inc., 85 Enterprise, Suite 410, Aliso Viejo, CA 92656.

	Number of Shares Beneficially Owned Prior to Offering
Name of Beneficial Owner	Number	Percentage of Shares Outstanding
Executive Officers and Directors:
George Carpenter (1) Director, President and Chief Executive Officer	3,408,883	5.8%
Paul Buck (2) Chief Financial Officer and Secretary	1,390,375	2.4%
Dr. Daniel Hoffman (3) Chief Medical Officer	1,293,628	2.3%
Michael Darkoch (4) Executive Vice President and Chief Marketing Officer	187,500	*
David B. Jones(5) Chairman of the Board	29,138,166	36.9%
Dr. Henry Harbin (7) Director	600,174	1.1%
John Pappajohn (8) Director	35,098,139	42.7%
Dr. George Kallins(9) Director	11,476,072	17.0%
Zachary McAdoo (10)	5,059,375	8.3%
Directors and officers as a group (8 persons) (11)	87,652,312	68.7%

Non-Director 5%+ Stockholders:

Leonard Brandt (12)	10,480,336	18.1%
SAIL Venture Partners LP (5)	29,138,166	36.9%
Andy Sassine (13)	11,290,000	16.7%
Highland Long/Short Healthcare Fund and Cummings Bay Healthcare Fund (Michael Gregory)(14)	15,914,032	22.3%

* Less than 1%

(1)
Consists of (a) 360,000 shares of common stock, (b) 80,000 shares of common stock issuable upon the exercise of vested and exercisable warrants and (c) 2,968,883 shares of common stock issuable upon the exercise of vested and exercisable options.  The warrants to purchase common stock do not have a cashless exercise feature.  The investor has gifted 100,000 warrants to his in-laws.  Such shares are not listed as beneficially owned by Mr. Carpenter in the table above.  Mr. Carpenter, who has been our Chief Executive Officer since April 2009, also became our President on April 29, 2011.

(2)
Consists of (a) 280,000 shares of common stock, (b) 545,375 shares of common stock issuable upon the conversion of convertible notes, (c) 340,000 shares of common stock issuable upon the exercise of vested and exercisable warrants (of which 250,000 have a cashless exercise feature) and (d) 225,000 shares of common stock issuable upon the exercise of vested and exercisable options. Prior to becoming an employee of our company, Mr. Buck was a financial consultant to CNS Response.

(3)
Consists of (a) 98,044 shares of common stock, (b) 12,501 shares of common stock issuable upon the exercise of vested and exercisable warrants and (c) 1,183,083 shares of common stock issuable upon the exercise of vested and exercisable options.  The warrants to purchase common stock have a cashless exercise feature. Dr. Hoffman is our Chief Medical Officer and served as our President from April 2009 to April 29, 2011.

(4)	Consists of 187,500 shares of common stock issuable upon the exercise of vested and exercisable options.
(5)
Consists of (a) 6,471,067 shares of common stock held by SAIL Venture Partners, L.P., (b) 13,594,999 shares of common stock issuable upon the conversion of convertible notes, of which 8,883,437 are held by SAIL Venture Partners, L.P. and 4,711,562 are held by SAIL 2010 Co-Investment Partners, L.P., (c) 8,905,428 shares of common stock issuable upon the exercise of vested and exercisable warrants, of which 6,717,928 are held by SAIL Venture Partners, L.P. and 2,187,500 are held by SAIL 2010 Co-Investment Partners, L.P., and (d) 166,672 shares of common stock issuable upon the exercise of vested and exercisable options held by David Jones and assigned to SAIL Venture Partners, L.P.  All but 1,419,178 of the warrants have a cashless exercise feature.  SAIL Venture Partners, LLC is the general partner of SAIL Venture Partners, L.P.  The unanimous vote of the managing members of SAIL Venture Partners, LLC (who are David Jones, Walter Schindler, Alan Sellers, Henry Habicht and Michael Hammons), is required to make voting and investment decisions over the shares held by SAIL Venture Partners, L.P.  SAIL 2010 Co-Investment Partners GP, LLC is the general partner of SAIL 2010 Co-Investment Partners, L.P.  SAIL Holdings, LLC is the general partner of SAIL 2010 Co-Investment Partners GP, LLC.  The managing member of SAIL Holdings, LLC is Walter Schindler. Mr. Schindler therefore holds voting and investment power over the shares held by SAIL 2010 Co-Investment Partners, L.P. The address of SAIL Venture Partners, L.P. , SAIL 2010 Co-Investment Partners, L.P., SAIL Venture Partners, LLC, SAIL 2010 Co-Investment Partners GP, LLC, SAIL Holdings, LLC and the individual managing members listed above is 3161 Michelson Drive, Suite 750, Irvine, CA 92612. Mr. Jones, who has been our director since March 2007 (and previously was a director of CNS California) was appointed Chairman of the Board on April 29, 2011.

(6)	Intentionally omitted.
(7)
Consists of (a) 8,333 shares of common stock, (b) 2,501 shares of common stock issuable upon the exercise of vested and exercisable warrants and (c) 589,350 shares of common stock issuable upon the exercise of vested and exercisable options. The warrants to purchase common stock have a cashless exercise feature.

(8)
Consists of (a) 9,087,578 shares of common stock, (b) 13,702,115 shares of common stock issuable upon the conversion of convertible notes, (c) 12,141,774 shares of common stock issuable upon the exercise of vested and exercisable warrants, and (d) 166,672 shares of common stock issuable upon the exercise of vested and exercisable options. Of the warrants to purchase common stock, all but 3,333,334 do not have a cashless exercise feature.  The address of John Pappajohn is 2116 Financial Center, Des Moines, IA 50309.

(9)
Consists of (a) 38,000 shares of common stock, (b) 8,512,426 shares of common stock issuable upon the conversion of convertible notes, (c) 2,786,750 shares of common stock issuable upon the exercise of vested and exercisable warrants and (d) 138,896 shares of common stock issuable upon the exercise of vested and exercisable options.  All the warrants have a cashless exercise.  The notes and warrants are held by Deerwood Partners LLC and Deerwood Holdings LLC, respectively, of which our director George Kallins is the co-managing member along with his spouse, and by BGN Acquisition Ltd., LP, of which our director George Kallins is the managing partner. The address of Deerwood Partners LLC and Deerwood Holdings LLC is 16 Deerwood Lane, Newport Beach, CA 92660. The address of BGN Acquisition Ltd., LP is 3720 S. Susan Street, Suite 100, Santa Ana, CA 92704.

(10)
Consists of (a) 2,559,375 shares of common stock issuable upon the conversion of convertible notes, (c) 2,500,000 shares of common stock issuable upon the exercise of vested and exercisable warrants. These warrants all have a cashless exercise feature.  The address of Zachary McAdoo is 635 Madison Avenue, 15th Floor, New York, NY 10022.

(11)
Consists of (a) 16,343,022 shares of common stock (b) 38,914,290 shares of common stock issuable upon the conversion of convertible notes, (c) 26,768,954 shares of common stock issuable upon the exercise of vested and exercisable warrants and (d) 5,626,046 shares of common stock issuable upon the exercise of vested and exercisable options.

(12)
Consists of (a) 8,890,795 shares of common stock (including 540,000 shares held by Mr. Brandt’s children and 956,164 shares held by Brandt Ventures), (b) 478,082 shares of common stock issuable upon the exercise of vested and exercisable warrants which are held by Brandt Ventures and (c) 1,111,459 shares of common stock issuable upon the exercise of vested and exercisable options to purchase common stock held by Mr. Brandt. The 478,082 warrants to purchase common stock do not have a cashless exercise feature.  The address of Leonard Brandt is 28911 Via Hacienda, San Juan Capistrano, CA 92675. Leonard Brandt became our Chairman of the Board, Chief Executive Officer and Secretary upon completion of our merger with CNS California and served in these positions until April 10, 2009. Mr. Brandt is a founder of CNS California, and previously served as its President and Chief Executive Officer, and as a member of its Board of Directors.

(13)
Consists of (a) 7,790,000 shares of common stock issuable upon the conversion of convertible notes and (b) 3,500,000 shares of common stock issuable upon the exercise of vested and exercisable warrants. All these warrants have a cashless exercise feature. Mr. Sassine holds these notes and warrants in his personal capacity as an investor. His principal business address is 82 Devonshire Street, Boston, MA 02109.

(14)
Consists of (a) 745,782 shares of common stock, of which 680,950 shares are held by Highland Long Short Healthcare Fund (“Highland”) and 64,832 shares are held by Cummings Bay Healthcare Fund (“Cummings”), (b) 10,418,250 shares of common stock issuable upon the conversion of convertible notes, of which 8,808,000 shares relate to notes held by Highland and 1,610,250 shares relate to notes held by Cummings, (c) 4,750,000 shares of common stock issuable upon the exercise of vested and exercisable warrants, of which 4,000,000 shares relate to warrants held by Highland and 750,000 shares relate to warrants held by Cummings. Mr. Michael Gregory is the portfolio manager of Highland and Cummings and has sole voting and investment power with respect to the Company’s securities held by Highland and Cummings.  The principal business address for Mr. Gregory, as well as for Highland and Cummings, is 13455 Noel Road, Dallas, TX 75240.

Changes in Control

We do not have any arrangements which may at a subsequent date result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)

Equity compensation plans approved by security holders	15,725,121	$0.62	1,699,202

Equity compensation plans not approved by security holders	0	$0	0

Total	15,725,121	$0.62	1,699,202

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Except as follows, since October 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we are or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

•	in which any director, executive officer, or other stockholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Terms of Transactions with Related Persons

October - November 2010 Senior Notes

On October 1, 2010, in connection with a private placement of convertible promissory notes (the “October Notes”) and warrants expected to be completed with new independent investors, we entered into a Note and Warrant Purchase Agreement (the “October Note Purchase Agreement”) with John Pappajohn and SAIL as investors.  Pursuant to this agreement, we issued October Notes in the aggregate principal amount of $3,023,900 and warrants to purchase 5,039,889 shares of common stock in October and November 2010. The October Note Purchase Agreement provided for the issuance and sale of October Notes and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the October Notes, in one or multiple closings. The October Note Purchase Agreement also provides that we and the holders of the October Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the October Notes and the related warrants.

The October Notes mature one year after the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, and are convertible into shares of our common stock at a conversion price of $0.30.  The conversion price is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; (3) the distribution of other capital stock, indebtedness or other non-cash assets; and (4) the completion of a financing at a price below the conversion price then in effect.  The October Notes are furthermore convertible, at the option of the holder, into securities to be issued in subsequent financings at the lower of the then-applicable conversion price or price per share payable by purchasers of such securities. The October Notes can be declared due and payable upon an event of default, defined in the October Notes to occur, among other things, if we fail to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if we fail to perform any covenant or agreement as required by the October Note.

Our obligations under the terms of the October Notes were secured by a security interest in our tangible and intangible assets, pursuant to a Security Agreement, dated as of October 1, 2010, by and between us and John Pappajohn, as administrative agent for the holders of the October Notes.  The agreement and corresponding security interest were to terminate if and when holders of a majority of the aggregate principal amount of October Notes issued have converted their October Notes into shares of common stock.

The warrants related to the October Notes expire between September 30, 2017 and November 10, 2017 and are exercisable for shares of our common stock at an exercise price of $0.30.  Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect. Any provision of the October Notes or related warrants can be amended, waived or modified upon the written consent of us and holders of a majority of the aggregate principal amount of such notes outstanding.  Any such consent will affect all October Notes or warrants, as the case may be, and will be binding on all holders thereof.

As described below, two of our affiliates exchanged previously-issued notes (2010 Bridge Notes and Deerwood Notes, as defined below) and related warrants for October Notes and related warrants.  The following table shows the differences in terms between the October Notes and related warrants, on the one hand, and the exchanged 2010 Bridge Notes and Deerwood Notes and related warrants, on the other hand.

Term	2010 Bridge Note/Deerwood Note	October Note

Maturity	December 15, 2010	One year from the date of issuance

Initial Conversion Price	$0.50, with any adjustment being subject to a $0.30 floor	$0.30

If Company issues common stock (or securities convertible, exercisable or exchangeable for common stock), at a consideration (or conversion, exercise or exchange price) (the “Offering Price”) less than the Conversion Price, Conversion Price will be adjusted to match the Offering Price (“Ratchet”)
	No	Yes

Prepayment upon financing with aggregate proceeds of not less than $3 million	Yes	No

Noteholder has Security Interest	Yes (Bridge Note) No (Deerwood Note)	Yes. Benefits of security agreement expire on the date that holders of a majority of aggregate principal amount of notes issued have converted their Notes in accordance with their terms.

Events of Default (Differences only)
☐   General assignment to creditors

☐   Bankruptcy proceeding, which is not dismissed within 60 days

☐   Entry of final judgment for the payment of money in excess of $25,000 and failure to satisfy for 30 days
☐ Voluntary bankruptcy filing ☐ Failure to comply with Use of Proceeds covenant in purchase agreement ☐ Court enters bankruptcy order that is not vacated, set aside or reversed within 60 days

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

January - April 2011 Subordinated Notes

Between January and April 2011, we issued subordinated convertible promissory notes (the “January Notes”) in the aggregate principal amount of $2,500,000 and warrants to purchase 4,166,660 shares of our common stock pursuant to a note and warrant purchase agreement (the “January Note Purchase Agreement”).  The January Note Purchase Agreement provides for the issuance and sale of January Notes in the aggregate principal amount of up to $5,000,000, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the January Notes, in one or multiple closings to occur no later than July 31, 2011. The January Note Purchase Agreement also provides that we and the holders of the January Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the January Notes and the related warrants.

The January Notes mature one year from the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, are convertible into shares of our common stock at a conversion price of $0.30, are not secured by any of our assets and are subordinated in all respects to our obligations under the October Notes and the related guaranties issued to certain investors by SAIL Venture Partners, L.P. The conversion price is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; (3) the distribution of other capital stock, indebtedness or other non-cash assets; and (4) the completion of a financing at a price below the conversion price then in effect. The January Notes are furthermore convertible, at the option of the holder, into securities to be issued in subsequent financings at the lower of the then-applicable conversion price or price per share payable by purchasers of such securities. The January Notes can be declared due and payable upon an event of default, defined in the January Notes to occur, among other things, if we fail to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if we fail to perform any covenant or agreement as required by the January Note.

The warrants related to the January Notes expire seven years from the date of issuance and are exercisable for shares of our common stock at an exercise price of $0.30. Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect. Any provision of the January Notes or related warrants can be amended, waived or modified upon the written consent of us and holders of a majority of the aggregate principal amount of such notes outstanding. Any such consent will affect all January Notes or warrants, as the case may be, and will be binding on all holders thereof.

Amendment of October Notes and January Notes

On October 11, 2011, we, with the consent of holders of a majority in aggregate principal amount outstanding (the “Majority Holders”) of our outstanding January Notes, amended all of the January Notes to extend the maturity of such notes until October 1, 2012.  The amendment, which is effective as of September 30, 2011, also added a mandatory conversion provision to the terms of the January Notes.  Under that provision, the January Notes would be automatically converted upon the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million (the “Qualified Offering”).  If the public offering price is less than the conversion price then in effect, the conversion price will be adjusted to match the public offering price (the “Qualified Offering Price”).  Pursuant to the terms of the amendment, the January Notes would receive a second position security interest in the assets of the Company (including its intellectual property).  The Majority Holders of the January Notes also consented to the terms of a new $2 million bridge financing (the “2011 Bridge Financing”) and to granting the investors in such financing a second position security interest in the assets of the Company (including its intellectual property) that is pari passu with the second position security interest received by the holders of the January Notes.

On October 12, 2011, the Company, with the consent of the Majority Holders of its October Notes, amended all of the October Notes to extend the maturity of such notes until October 1, 2012.  The amendment, which is effective as of September 30, 2011, also added the same mandatory conversion and conversion price adjustment provisions to the terms of the October Notes as were added to the terms of the January Notes.  The Majority Holders of the October Notes also consented to the terms of the Bridge Financing and to granting the investors in such financing as well as the holders of the Company’s January Notes a second position security interest in the assets of the Company (including its intellectual property).  The guaranties that had been issued in 2010 to certain October Note investors by SAIL Venture Partners, L.P. were extended accordingly. See “- Transactions with SAIL Venture Partners, L.P. (“SAIL”)” and “- Transactions with George Kallins, M.D.” below.

Pursuant to the agreements amending the October Notes and January Notes (the “Amendment and Conversion Agreements”), the exercise price of the warrants that were issued in connection with the October Notes and the January Notes (the “Outstanding Warrants”) will be adjusted to match the Qualified Offering Price, if such price is lower than the exercise price then in effect. The Company agreed to issue to each holder of the October Notes and January Notes, as consideration for the above, warrants to purchase a number of shares of common stock equal to 30% of the number of shares of common stock to be received by each holder upon conversion of their notes at the closing of the Qualified Offering (the “Consideration Warrants”).  The Consideration Warrants would be issued after the Qualified Offering and would have the same terms as the Outstanding Warrants, as amended.

The Amended and Restated Security Agreement, dated as of September 30, 2011, between the Company and Paul Buck, as administrative agent for the secured parties (the “Amended and Restated Security Agreement”), which replaces the existing security agreement from 2010, and the corresponding security interest terminate (1) with respect to the October Notes, if and when holders of a majority of the aggregate principal amount of October Notes issued have converted their notes into shares of common stock and, (2) with respect to the January Notes and the 2011 Bridge Notes (defined in the following paragraph), if and when holders of a majority of the aggregate principal amount of January Notes and 2011 Bridge Notes (on a combined basis) have converted their notes.

2011 Bridge Financing

On October 18, 2011, CNS Response, Inc. (the “Company”) entered into a new note and warrant purchase agreement in connection with a $2 million bridge financing (the “2011 Bridge Financing”), with John Pappajohn, a member of the Company’s Board of Directors.  Pursuant to the agreement, the Company issued subordinated secured convertible notes (the “2011 Bridge Notes”) in the aggregate principal amount of $250,000 and warrants to purchase 1,250,000 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $250,000.

The new note and warrant purchase agreement initially provided for the issuance and sale of 2011 Bridge Notes in the aggregate principal amount of up to $2,000,000, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the 2011 Bridge Notes, in one or multiple closings to occur no later than April 1, 2012.  On November 11, 2011, the Company entered into an Amended and Restated Note and Warrant Purchase Agreement (the “2011 Bridge Financing Purchase Agreement”) in connection with the Bridge Financing, which amended and restated the October agreement in that it increased the warrant coverage from 50% to 100%.  In addition, each holder’s option to redeem or convert their 2011 Bridge Note at the closing of the Qualified Offering (defined below) can now only be amended, waived or modified with the consent of the Company and that holder.

The 2011 Bridge Financing Purchase Agreement provides for the issuance and sale of 2011 Bridge Notes (including the notes issued in October 2011) in the aggregate principal amount of up to $2,000,000, and warrants to purchase a number of shares corresponding to 100% of the number of shares issuable on conversion of the Bridge Notes, in one or multiple closings to occur no later than April 1, 2012. The 2011 Bridge Financing Purchase Agreement also provides that the Company and the holders of the 2011 Bridge Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the 2011 Bridge Notes and the related warrants.

The 2011 Bridge Notes mature one year from the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, are convertible into shares of common stock of the Company at a conversion price of $0.10, are secured by a second position security interest in the Company’s assets that is pari passu with the interest recently granted to the holders of the January Notes, are subordinated in all respects to the Company’s obligations under its October Notes and the related guaranties issued to certain investors by SAIL Venture Partners, L.P. and are pari passu to the obligations under the January Notes.  The second position security interest is governed by the amended and restated security agreement, dated as of September 30, 2011, between the Company and Paul Buck, as administrative agent for the secured parties (the “Amended and Restated Security Agreement”), which replaced the security agreement entered into in connection with the issuance of the October Notes in 2010.

The conversion price of the 2011 Bridge Notes is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; (3) the distribution of other capital stock, indebtedness or other non-cash assets; and (4) the completion of a financing at a price below the conversion price then in effect.  At the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million (the “Qualified Offering”), each 2011 Bridge Note will be either redeemed or converted (in whole or in part) at a conversion price equal to the lesser of the public offering price or the conversion price then in effect, with the choice between redemption and conversion being at the sole option of the holder. The 2011 Bridge Notes can be declared due and payable upon an event of default, defined in the 2011 Bridge Notes to occur, among other things, if the Company fails to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if the Company fails to perform any covenant or agreement as required by the 2011 Bridge Note or materially breaches any representation or warranty in the 2011 Bridge Note or the 2011 Bridge Financing Purchase Agreement.

The warrants related to the 2011 Bridge Notes expire five years from the date of issuance and are exercisable for shares of common stock of the Company at an exercise price of $0.10. Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect (including the Qualified Offering), except that subsequent to the Qualified Offering, the exercise price will not be adjusted for any further financings.  The warrants contain a cashless exercise provision.

With the exception of each holder’s option to redeem or convert their 2011 Bridge Note at the closing of the Qualified Offering, any provision of the 2011 Bridge Notes or related warrants can be amended, waived or modified upon the written consent of the Company and holders of a majority of the aggregate principal amount of such notes outstanding. Any such majority consent will affect all 2011 Bridge Notes or warrants, as the case may be, and will be binding on the Company and all holders of the 2011 Bridge Notes or warrants.  Each holder’s option to redeem or convert the 2011 Bridge Note at the closing of the Qualified Offering cannot be amended, waived or modified without the written consent of the Company and such holder and such amendment, waiver or modification will be binding only on the Company and such holder.

The Amended and Restated Security Agreement and the corresponding security interest terminate (1) with respect to the October Notes, if and when holders of a majority of the aggregate principal amount of October Notes issued have converted their notes into shares of common stock and (2) with respect to the January Notes and 2011 Bridge Notes, if and when holders of a majority of the aggregate principal amount of January Notes and 2011 Bridge Notes (on a combined basis) have converted their notes.

As a result of the issuance of 2011 Bridge Notes at a conversion price of $0.10 and the associated warrants to purchase common stock at an exercise price of $0.10, the ratchet provision in the October Notes and January Notes was triggered, with the result that the conversion price of such notes was lowered from $0.30 to $0.10, the exercise price of the associated warrants was lowered from $0.30 to $0.10 per share, and the number of shares underlying such notes and warrants was proportionately increased.

Transactions with George Carpenter

On December 24, 2009, we completed a second closing of our private placement in which we received gross proceeds of approximately $3 million, which included $108,000 invested by Mr. Carpenter.  In exchange for his investment, we issued to Mr. Carpenter 360,000 shares of our common stock and a five year non-callable warrant to purchase 180,000 shares of our common stock at an exercise price of $0.30 per share.  This investment was completed with terms identical to those received by all other investors in our private placement closings that took place on August 26, 2009, December 24, 2009, December 31, 2009 and January 4, 2010.

On February 15, 2011, we issued January Notes in the aggregate principal amount of $50,000 and warrants to purchase 83,333 shares of our common stock to a trust, the trustee of which is Mr. Carpenter’s father-in-law.  As of November 15, 2011, the trust held January Notes in the aggregate principal amount of $50,000, which is also the largest aggregate principal amount of notes outstanding for such trust since October 1, 2010.  Total interest as at September 30, 2011 of $2,800 has accrued (but not been paid) on such notes at an interest rate of 9%.  In connection with the amendment of the January Notes discussed above, the trust will receive Consideration Warrants to purchase a number of shares of common stock equal to 30% of the number of shares of common stock to be received by the trust upon conversion of its notes at the closing of the Qualified Offering.  In connection with the 2011 Bridge Financing, the conversion price of the January Notes and the exercise price of the related warrants was adjusted to $0.10 and the number of underlying shares were adjusted accordingly.

Transactions with SAIL Venture Partners LP (“SAIL”)

On March 30, 2009, we executed two senior secured convertible promissory notes each in the principal amount of $250,000 with SAIL Venture Partners, LP (“SAIL”) and Brandt Ventures, GP (“Brandt”).  David Jones, a member of our board of directors, is one of five managing members of SAIL Venture Partners, LLC, which is the general partner of SAIL.  Leonard Brandt, also a member of our board of directors until December 3, 2009 and our former Chief Executive Officer, is the general partner of Brandt.

These notes accrued interest at the rate of 8% per annum and were due and payable upon a declaration by the note holder(s) requesting repayment, unless sooner converted into shares of our common stock (as described below), upon the earlier to occur of:  (i) June 30, 2009 or (ii) an Event of Default (as defined in the notes), which includes the default that occurred as a result of Mr. Brandt no longer serving as our Chief Executive Officer effective as of April 10, 2009.  The notes were secured by a lien on substantially all of our assets (including all intellectual property).  In the event of a liquidation, dissolution or winding up of our company, unless Brandt and/or SAIL informed us otherwise, we were required to pay such investor an amount equal to the product of 250% multiplied by the principal and all accrued but unpaid interest outstanding on the note.

In concert with an equity financing transaction of at least $1,500,000 (excluding any and all other debt that is converted), the principal and all accrued, but unpaid interest outstanding under the notes would be automatically converted into the securities issued in the equity financing by dividing such amount by 90% of the per share price paid by the investors in such financing.

On May 14, 2009, we entered into a bridge note and warrant purchase agreement with SAIL.  Pursuant to the purchase agreement, on May 14, 2009, SAIL purchased a secured promissory note in the principal amount of $200,000 from us.  In order to induce SAIL to purchase the note, we issued to SAIL a warrant to purchase up to 100,000 shares of our common stock at a purchase price equal to $0.25 per share.  The warrant expires on the earlier to occur of May 31, 2016 or a change of control of our company.

The purchase agreement also provided that, at any time on or after June 3, 2009, and provided that certain conditions are satisfied by us, SAIL would purchase from us a second secured convertible promissory note in the principal sum of $200,000 and would be issued a second warrant identical in terms to the warrant described above.  The aforementioned conditions include our entry into a term sheet in which investors commit to participate in an equity financing by us of not less than $2,000,000 (excluding any and all other debt that are to be converted).

The notes issued or issuable pursuant to the purchase agreement accrued interest at the rate of 8% per annum and were due and payable, unless sooner converted into shares of our common stock (as described below), upon the earlier to occur of:  (i) a declaration by SAIL on or after June 30, 2009 or (ii) an Event of Default as defined in the notes.  The note(s) were secured by a lien on substantially all of our assets (including all intellectual property).  In the event of a liquidation, dissolution or winding up of our company, unless SAIL informs us otherwise, we were required to pay SAIL an amount equal to the product of 250% multiplied by the principal and all accrued but unpaid interest outstanding on the note(s).

In the event we consummated an equity financing transaction of at least $1,500,000 (excluding any and all other debt that is converted), then the principal and all accrued, but unpaid interest outstanding under the note(s) would be automatically converted into the securities issued in the equity financing by dividing such amount by 85% of the per share price paid by the investors in such financing.

In addition, in the event we issued preferred stock that was not part of an equity financing described above, SAIL was entitled, at its option, to convert the principal and all accrued, but unpaid interest outstanding under the note(s) into preferred stock by dividing such amount by 85% of the per share price paid by the purchasers’ of our preferred stock.

On August 26, 2009, we completed an equity financing transaction of approximately $2 million.  As a result of the financing, each of the notes described above that were held by SAIL and Brandt were automatically converted into common stock, with SAIL receiving 1,758,356 shares and Brandt receiving 956,164 shares.  In addition, SAIL was issued a non-callable five year warrant to purchase 879,178 shares of common stock at an exercise price of $0.30 per share and Brandt was issued a non-callable five year warrant to purchase 478,082 shares of common stock at an exercise price of $0.30 per share.

In connection with the equity financing referred to above, on August 26, 2009, SAIL purchased 6 “units” for $324,000.  Each unit consisted of 180,000 shares of common stock and a five year non-callable warrant to purchase an additional 90,000 shares of common stock at an exercise price of $0.30 per share.  The shares of common stock and warrants comprising the Units were immediately separable and were issued separately.  This investment was completed with terms identical to those received by all other investors in our private placement closings that took place on August 26, 2009, December 24, 2009, December 31, 2009 and January 4, 2010.

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

On October 1, 2010, pursuant to the October Note Purchase Agreement, the Company issued to SAIL October Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 416,666 shares of common stock.  We received $250,000 in gross proceeds from the issuance to SAIL.

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

On February 28, 2011, we issued to SAIL Venture Partners, LP January Notes in the aggregate principal amount of $187,500 and warrants to purchase up to 312,500 shares of common stock pursuant to the January Note Purchase Agreement.  Additionally, we issued to SAIL 2010 Co-Investment Partners, L.P. January Notes in the aggregate principal amount of $62,500 and warrants to purchase up to 104,166 shares of common stock.  We received $187,500 from SAIL Venture Partners, LP and $62,500 from SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $250,000 in gross proceeds.

On April 15, 2011, we issued to SAIL Venture Partners, LP January Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 416,666 shares of common stock pursuant to the January Note Purchase Agreement.  Additionally, we also issued to SAIL 2010 Co-Investment Partners, L.P. January Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 416,666 shares of common stock.  We received $250,000 from SAIL Venture Partners, LP and $250,000 from SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $500,000 in gross proceeds.

On April 25, 2011, we issued to SAIL Venture Partners, LP January Notes in the aggregate principal amount of $125,000 and warrants to purchase up to 208,333 shares of common stock pursuant to the January Note Purchase Agreement.  Additionally, we also issued to SAIL 2010 Co-Investment Partners, L.P. January Notes in the aggregate principal amount of $125,000 and warrants to purchase up to 208,333 shares of common stock.  We received $125,000 from SAIL Venture Partners, LP and $125,000 from SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $250,000 in gross proceeds.

As of November 15, 2011, SAIL Venture Partners, LP and SAIL 2010 Co-Investment Partners, L.P. held October Notes and January Notes in the aggregate principal amount of $1,250,000, which is also the largest aggregate principal amount of notes outstanding for SAIL Venture Partners, LP and SAIL 2010 Co-Investment Partners, L.P. since October 1, 2010.  Total interest as at September 30, 2011 of $67,000 has accrued (but not been paid) on such notes at an interest rate of 9%.  In connection with the amendment of the October Notes and January Notes discussed above, SAIL Venture Partners, LP and SAIL 2010 Co-Investment Partners, L.P. will receive Consideration Warrants to purchase a number of shares of common stock equal to 30% of the number of shares of common stock to be received by them upon conversion of their notes at the closing of the Qualified Offering.  In connection with the 2011 Bridge Financing, the conversion price of the October Notes and January Notes and the exercise price of the related warrants was adjusted to $0.10 and the number of underlying shares were adjusted accordingly.

Transactions with Daniel Hoffman M.D.

On January 11, 2008, we, through our wholly owned subsidiary, Colorado CNS Response, Inc. and pursuant to the terms of a stock purchase agreement, acquired all of the outstanding common stock of Neuro-Therapy Clinic, PC, a Colorado professional medical corporation wholly owned by Dr. Hoffman (“NTC”) in exchange for a non-interest bearing note of $300,000 payable in equal monthly installments over 36 months.  At the time of the transaction, NTC was our largest customer.  Upon the completion of the acquisition, Dr. Hoffman was appointed our Chief Medical Officer.  The stock purchase agreement provides that upon the occurrence of certain events, as defined in the purchase agreement, Dr. Hoffman has a repurchase option for a period of three years subsequent to the closing, as well as certain rights of first refusal, in relation to the assets and liabilities we acquired.  As of December 31, 2010, the principal amount of such note was fully repaid.

Prior to his employment, from October 1, 2007 to January 15, 2008, Dr. Hoffman earned $15,000 for consulting services rendered to us.  In addition, as compensation for his services to us as a consultant, Dr. Hoffman was granted options to purchase an aggregate of 814,062 shares of our common stock at an exercise price of $1.09 on August 7, 2007.  In accordance with the terms of his employment agreement, the terms of Dr. Hoffman’s option grant were amended to provide that in the event of a change of control transaction, a portion of Dr. Hoffman’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between August 7, 2007 and the date of corporate transaction over the vesting period (42 months), will automatically accelerate, and become fully vested.

Transactions with John Pappajohn

In conjunction with the closing of our private placement on August 26, 2009, Mr. Pappajohn joined our Board of Directors.

On June 12, 2009, we entered into a bridge note and warrant purchase agreement with Mr. Pappajohn pursuant to which Mr. Pappajohn purchased a secured convertible promissory note in the principal amount of $1,000,000 from us.  In order to induce Mr. Pappajohn to purchase the note, we issued to Mr. Pappajohn a warrant to purchase up to 2,333,333 shares of our common stock and issued to relatives of Mr. Pappajohn warrants to purchase up to a total of 1,000,000 shares, all at a purchase price equal to $0.30 per share.  These warrants were exercised for shares of common stock in cashless exercises on February 23, 2010 and February 24, 2010.

The note issued pursuant to the purchase agreement provided that the principal amount of $1,000,000 together with a single premium payment of $90,000 which is due and payable, unless sooner converted into shares of our common stock (as described below), upon the earlier to occur of:  (i) a declaration by Mr. Pappajohn on or after June 30, 2010 or (ii) an Event of Default as defined in the note.  The note was secured by a lien on substantially all of our assets (including all intellectual property).  In the event of a liquidation, dissolution or winding up of our company, unless Mr. Pappajohn informs us otherwise, we were required to pay Mr. Pappajohn an amount equal to the product of 250% multiplied by the then outstanding principal amount of the note and the premium payment.

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

On August 26, 2009, we completed an equity financing transaction of approximately $2 million.  As a result of the financing, the note described above held by Mr. Pappajohn automatically converted into common stock, with Mr. Pappajohn receiving 3,333,334 shares.  In addition, pursuant to the terms of the note, Mr. Pappajohn received a five year non-callable warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.30 per share.

In connection with the equity financing referred to above, on August 26, 2009, Mr. Pappajohn invested an additional $1,000,000 in us.  In exchange for his investment, we issued an additional 3,333,333 shares of common stock to Mr. Pappajohn and a five year non-callable warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.30 per share.  The terms of this investment were identical to the terms received by all other investors in our private placement closings that took place on August 26, 2009, December 24, 2009, December 31, 2009 and January 4, 2010.

We intend to reimburse Equity Dynamics, Inc., a company solely owned by Mr. Pappajohn, for expenses which Equity Dynamics incurred between May and December, 2009 on behalf of CNS Response, Inc.  These expenses include $34,700 incurred in connection with our private placement financing and other activities.

On February 23, 2010, Mr. Pappajohn exercised 2,333,333 warrants and was issued 1,720,910 shares of common stock in a net exercise of warrants in lieu of cash transaction.  Mr. Pappajohn received 1,720,910 shares in connection with his cashless exercise.

On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn, pursuant to which Mr. Pappajohn agreed to purchase two secured promissory notes (each, a “2010 Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010.  On June 3, 2010, Mr. Pappajohn loaned us $250,000 in exchange for the first 2010 Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned us $250,000 in exchange for the second 2010 Bridge Note.  In connection with his purchase of the second 2010 Bridge Note, Mr. Pappajohn received a warrant to purchase up to 250,000 shares of our common stock in accordance with the Bridge Note and Warrant Purchase Agreement.  The exercise price of the warrant (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) was $0.50 per share.

Pursuant to a separate agreement that we entered into with Mr. Pappajohn, we granted him a right to convert the 2010 Bridge Notes into shares of our common stock at a conversion price of $0.50.  The conversion price was subject to customary anti-dilution adjustments, but would never be less than $0.30.

Each 2010 Bridge Note accrued interest at a rate of 9% per annum which would have been paid together with the repayment of the principal amount at the earliest of (i) the maturity date; (ii) prepayment of the 2010 Bridge Note at our option (iii) closing of a financing in which the aggregate proceeds to us are not less than $3,000,000 or (iv) the occurrence of an Event of Default (as defined in the 2010 Bridge Note).  The Purchase Agreement and each 2010 Bridge Note granted the investor a senior security interest in and to all of our existing and future right, title and interest in its tangible and intangible property.

On October 1, 2010, in connection with a private placement of our October Notes and warrants expected to be completed with new independent investors, we entered into the October Note Purchase Agreement with John Pappajohn and SAIL as investors. Pursuant to this agreement, we issued to Mr. Pappajohn October Notes in the aggregate principal amount of $761,688 and warrants to purchase up to 1,269,478 shares of common stock.  We received $250,000 in gross proceeds from the issuance to Mr. Pappajohn.  We also issued October Notes in the aggregate principal amount of $511,688, and related warrants to purchase up to 852,812 shares, to Mr. Pappajohn in exchange for the cancellation of the two 2010 Bridge Notes originally issued to him on June 3, 2010 and July 25, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and a warrant to purchase up to 250,000 shares originally issued to him on July 25, 2010.  As of November 15, 2011, Mr. Pappajohn holds October Notes in the aggregate principal amount of $761,700.  Total interest as of September 30, 2011 of $69,300 has accrued (but not been paid) on such notes at an interest rate of 9%.

In connection with the amendment of the October Notes discussed above, Mr. Pappajohn will receive Consideration Warrants to purchase a number of shares of common stock equal to 30% of the number of shares of common stock to be received by him upon conversion of his notes at the closing of the Qualified Offering.  In connection with the 2011 Bridge Financing, the conversion price of the October Notes and the exercise price of the related warrants was adjusted to $0.10 and the number of underlying shares were adjusted accordingly.

On October 6, 2011 Mr. Pappajohn purchased 700,000 shares of CNS Response on the open market at a price of $0.11 per share.

On October 18, 2011, CNS Response, Inc. issued 2011 Bridge Notes in the aggregate principal amount of $250,000 and warrants to purchase 1,250,000 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $250,000.  On November 11, 2011 (see below) the terms of the corresponding purchase agreement were amended and restated to provide for the issuance of warrants to purchase a number of shares corresponding to 100% of the number of shares issuable on conversion of the 2011 Bridge Notes.  Consequently, the shares underlying the warrants issued to Mr. Pappajohn on October 18, 2011 were increased to 2,500,000 shares of common stock.

On November 11, 2011, the Company issued Mr. Pappajohn additional 2011 Bridge Notes in the aggregate principal amount of $250,000 and warrants to purchase 2,500,000 shares of common stock for gross proceeds to the Company of $250,000 as part of the 2011 Bridge Financing.  As of November 15, 2011, the Company has therefore issued 2011 Bridge Notes in the aggregate principal amount of $500,000 and warrants to purchase 5,000,000 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $500,000.

On November 24, 2010 the Board of Directors, excluding Mr. Pappajohn, ratified an engagement agreement with Equity Dynamics, Inc., a company owned by Mr. Pappajohn, to provide financial advisory serviced to assist us with our fund raising efforts.  These efforts have included advice and assistance with the preparation of Private Placement Memoranda, investor presentations, financing strategies, identification of potential and actual investors, and introductions to placement agents and investment bankers. The engagement letter calls for a retainer fee of $10,000 per month starting February 1, 2010.  As of September 30, 2011, we have accrued $110,000 for the services provided by Equity Dynamics.  The term of the agreement is for 12 months from its initiation and can be cancelled by either party, with or without cause, with 30 days written notice.

Transactions with George Kallins M.D.

On July 5, 2010, our Board of Directors appointed George J. Kallins, M.D. to serve as a member of the Board.

On July 5, 2010 and August 20, 2010, we issued unsecured promissory notes (each, a “Deerwood Note”) in the aggregate principal amount of $500,000 to Deerwood Partners LLC and Deerwood Holdings LLC, with each investor purchasing two notes in the aggregate principal amount of $250,000. The managing members of each of Deerwood Partners LLC and Deerwood Holdings LLC are George J. Kallins, M.D., who joined our Board of Directors on July 5, 2010, and his spouse Bettina Kallins. We received $250,000 in gross proceeds from the issuance of the first two notes on July 5, 2010 and another $250,000 in gross proceeds from the issuance of the second two notes on August 20, 2010.  In connection with the August 20, 2010 transaction, each of the two investors also received a warrant to purchase up to 75,000 shares of our common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price ) of $0.56 per share.

SAIL Venture Partners L.P. (“SAIL”), of which our director David Jones is a senior partner, issued unconditional guaranties to each of these investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under each Deerwood Note.  The obligations under each guaranty were independent of our obligations under the Deerwood Notes and separate actions could be brought against the guarantor.  We entered into an oral agreement to indemnify SAIL and grant to SAIL a security interest in our assets in connection with the guaranties.  In addition, on August 20, 2010, we granted SAIL warrants to purchase up to an aggregate of 100,000 shares of common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price ) of $0.56 per share.

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

On November 3, 2010, we issued October Notes in the aggregate principal amount of $762,250 and warrants to purchase up to 1,270,414 shares of common stock to three investors affiliated with Dr. Kallins.  We received $250,000 in gross proceeds from the issuance to BGN Acquisition Ltd., LP, an entity controlled by Dr. Kallins, of October Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 416,666 shares.  We also issued October Notes in the aggregate principal amount of $512,250, and related warrants to purchase up to 512,250 shares, to Deerwood Holdings LLC and Deerwood Partners LLC in exchange for the cancellation of the Deerwood Notes originally issued on July 5, 2010 and August 20, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and warrants to purchase an aggregate of up to 150,000 shares originally issued on August 20, 2010.  The related guaranties and oral indemnification and security agreement that had been entered into in connection with the Deerwood Notes were likewise terminated.  SAIL, of which our director David Jones is a senior partner, issued unconditional guaranties to each of the Deerwood investors in connection with the October Notes.

As of November 15, 2011, Deerwood Holdings LLC, Deerwood Partners LLC and BGN Acquisition Ltd., LP held October Notes in the aggregate principal amount of $762,250, which is also the largest aggregate principal amount of notes outstanding for these entities since October 1, 2010.  Total interest as at September 30, 2011 of $63,100 has accrued (but not been paid) on such notes at an interest rate of 9%.

In connection with the amendment of the October Notes discussed above, Deerwood Holdings LLC, Deerwood Partners LLC and BGN Acquisition Ltd. will receive Consideration Warrants to purchase a number of shares of common stock equal to 30% of the number of shares of common stock to be received by them upon conversion of their notes at the closing of the Qualified Offering.  In connection with the 2011 Bridge Financing, the conversion price of the October Notes and the exercise price of the related warrants was adjusted to $0.10 and the number of underlying shares were adjusted accordingly.

Transactions with Zachary McAdoo

On November 21, 2011, the Board of Directors elected Zachary McAdoo to the Board.  Mr. McAdoo will also serve as Chairman of the Board’s Audit Committee.

On November 17, 2011, Zanett Opportunity Fund, Ltd., a Bermuda corporation for which McAdoo Capital, Inc. is the investment manager, purchased 2011 Bridge Notes in the aggregate principal amount of $250,000 and warrants to purchase 2,500,000 shares of common stock for cash payments aggregating $250,000.  Mr. McAdoo is the president and owner of McAdoo Capital, Inc.

Transactions with Paul Buck

On December 24, 2009, we completed a second closing of our private placement which commenced in August 2009 in which we received gross proceeds of approximately $3 million, which included $54,000 invested by Mr. Buck.  In exchange for his investment, we issued to Mr. Buck 180,000 shares of our common stock and a five year non-callable warrant to purchase 90,000 shares of our common stock at an exercise price of $0.30 per share.  This investment was completed with the identical terms as received by all other investors in our private placement closings that took place on August 26, 2009, December 24, 2009, December 31, 2009 and January 4, 2010.

Prior to his employment by us, Mr. Buck had been working with us as an independent consultant since December 2008, assisting management with finance and accounting matters as well as our filings with the Securities and Exchange Commission.  Mr. Buck earned $260,800 in consulting services rendered to us.

On February 15, 2011, we issued to Mr. Buck January Notes in the aggregate principal amount of $50,000 and related warrants to purchase up to 83,333 shares pursuant to the January Note Purchase Agreement.  As of November 15, 2011, Mr. Buck holds January Notes in the aggregate principal amount of $50,000, which is also the largest aggregate principal amount of notes outstanding for Mr. Buck since October 1, 2010.  Total interest as at September 30, 2011 of $2,800 has accrued (but not been paid) on such notes at an interest rate of 9%.

In connection with the amendment of the January Notes discussed above, Mr. Buck will receive Consideration Warrants to purchase a number of shares of common stock equal to 30% of the number of shares of common stock to be received by him upon conversion of his notes at the closing of the Qualified Offering.  In connection with the 2011 Bridge Financing, the conversion price of the October Notes and the exercise price of the related warrants was adjusted to $0.10 and the number of underlying shares were adjusted accordingly.

On October 6, 2011 Mr. Buck purchased 100,000 shares of CNS Response on the open market at a price of $0.10.

Transactions with Beneficial Owners of More than Five Percent of Our Common Stock

On February 23, 2011, an January Note in the aggregate principal amount of $200,000 and a warrant to purchase 333,333 shares of common stock was issued to Mr. Andy Sassine, an accredited investor who had previously invested in us and as a result of the February 23 purchase became a beneficial owner of more than 5% of our outstanding common stock.  As of May 31, 2011, Mr. Sassine holds October Notes and January Notes in the aggregate principal amount of $700,000, which is also the largest aggregate principal amount of notes outstanding for Mr. Sassine since October 1, 2008.  Total interest as at September 30, 2011 of $55,200 has accrued (but not been paid) on such notes at an interest rate of 9%.

On February 28, 2011, pursuant to the January Note Purchase Agreement, we issued an January Note in the aggregate principal amount of $400,000, and a warrant to purchase 666,666 shares of common stock to Highland Long/Short Healthcare Fund, which had previously invested in us and as a result of the February 28 purchase, when aggregating securities owned by its affiliate Cummings Bay Healthcare Fund, became a beneficial owner of more than 5% of our outstanding common stock.  As of May 31, 2011, Highland Long/Short Healthcare Fund and Cummings Bay Healthcare Fund hold October Notes and January Notes in the aggregate principal amount of $950,000, which is also the largest aggregate principal amount of notes outstanding for Highland Long/Short Healthcare Fund and Cummings Bay Healthcare Fund since October 1, 2008.  Total interest as at September 30, 2011 of $59,500 has accrued (but not been paid) on such notes at an interest rate of 9%.  Mr. Michael Gregory is the portfolio manager for both Highland Long/Short Healthcare Fund and Cummings Bay Healthcare Fund.

In connection with the amendment of the January Notes discussed above, Mr. Sassine, the Highland Long/Short Healthcare Fund and the Cummings Bay Healthcare Fund will receive Consideration Warrants to purchase a number of shares of common stock equal to 30% of the number of shares of common stock to be received by them upon conversion of their notes at the closing of the Qualified Offering.  In connection with the 2011 Bridge Financing, the conversion price of the October Notes and the exercise price of the related warrants was adjusted to $0.10 and the number of underlying shares were adjusted accordingly.

Transaction with Staff Members of Equity Dynamics, Inc.

On July 5, 2010 the Board granted warrants to purchase 500,000 shares of common stock to members of staff of Equity Dynamics, Inc. a company owned by Mr. Pappajohn, for consulting services they had rendered to us, advising on and assisting with fund raising activities.  Using the Black-Scholes model, these warrants were valued at $199,000 and expensed to consulting fees. These warrants have an exercise price of $0.30 cents per share, are exercisable from the date of grant and had a term of 10 years from the date of grant.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference to “Item 10.  Directors, Executive Officers and Corporate Governance - Board Composition and Committees and Director Independence.”

ITEM 14.	Principal Accounting Fees and Services.

Pre-Approval Policies and Procedures

During the fiscal years ended September 30, 2010 and 2011, our board of directors had an Audit Committee which performed the duties customarily delegated to it. These duties were the responsibility for interviewing and retaining our independent accountant, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. During each of the fiscal years ended September 30, 2011 and 2010, the audit committee pre-approved 100% of the services described below.

Fees Paid to Independent Registered Public Accounting Firm

Audit Fees

The aggregate fees billed for professional services rendered by Cacciamatta Accountancy Corporation for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2011 and 2010 were $144,800 and $151,700, respectively.

Audit-Related Fees

Cacciamatta Accountancy Corporation billed us $0 and $0 in fees for assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2011 and September 30, 2010, respectively.

Tax Fees

The aggregate fees to be billed by Cacciamatta Accountancy Corporation for professional services rendered for tax compliance, tax advice, and tax planning during our fiscal years ending September 30, 2011 and September 30, 2010 were $0 and $0, respectively.

All Other Fees

None.

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

Date: December 21, 2011

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

Signature	Title	Date

/s/George Carpenter	Chief Executive Officer, Director	December 21, 2011
George Carpenter	(Principal Executive Officer)

/s/Paul Buck	Chief Financial Officer (Principal Financial Officer	December 21, 2011
Paul Buck	and Principal Accounting Officer)

/s/David B. Jones	Director	December 9, 2011
David B. Jones

/s/Henry T. Harbin	Director	December 9, 2011
Henry T. Harbin, M. D.

/s/John Pappajohn	Director	December 21, 2011
John Pappajohn

/s/George Kallins	Director	December 9, 2011
George Kallins, M.D.

/s/Zachary McAdoo	Director	December 12, 2011
Zachary McAdoo

EXHIBIT INDEX

Exhibit Number	Exhibit Title

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

3.1	Certificate of Incorporation, as amended.

3.2	Bylaws, as amended.

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

10.44
Form of Guaranty, dated as of November 3, 2010, by SAIL Venture Partners, LP in favor of Deerwood Holdings, LLC/Deerwood Partners, LLC. Incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed with the Commission on December 21, 2010.

10.45
Form of Note and Warrant Purchase Agreement, dated as of January 20, 2011, by and between the Registrant and the Investors party thereto.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on March 1, 2011.

10.46
Form of Subordinated Unsecured Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on March 1, 2011.

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

10.50
Form of Agreement to Convert and Amend, dated as of June 3, 2011, between the Registrant and the holders of the October Notes and related warrants and of the Unsecured Notes and related warrants.  Incorporated by reference to Exhibit 10.50 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed with the Securities and Exchange Commission on June 20, 2011.

10.51
Form of Agreement to Amend Placement Agent Warrants, dated as of June 3, 2011, between the Registrant and the holders of the Placement Agent Warrants issued pursuant to the September 30, 2010 and January 19, 2011 engagement agreements between the Registrant and Monarch Capital Group LLC and the April 15, 2011 engagement agreement between the Registrant and Antaeus Capital, Inc.   Incorporated by reference to Exhibit 10.51 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed with the Securities and Exchange Commission on June 20, 2011.

10.52
Form of Agreement to Amend Warrants issued to staff members of Equity Dynamics for consulting and support services, dated as of June 8, 2011.  Incorporated by reference to Exhibit 10.52 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed with the Securities and Exchange Commission on June 20, 2011.

10.53
Form of Amendment to Stock Option Agreement.   Incorporated by reference to Exhibit 10.53 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed with the Securities and Exchange Commission on June 20, 2011.

10.54	Form of Amendment and Conversion Agreement for the Secured Convertible Promissory Notes between the Registrant and the holders signatory thereto.

10.55	Form of Amendment and Conversion Agreement for the Subordinated Unsecured Convertible Promissory Notes between the Registrant and the holders signatory thereto.

10.56
Form of Note and Warrant Purchase Agreement, dated as of October 18, 2011, by and between the Registrant and the Investors party thereto.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 24, 2011.

10.56.1	Form of Amended and Restated Note and Warrant Purchase Agreement, dated November 11, 2011.

10.57
Form of Amended and Restated Security Agreement, dated as of September 30, 2011, by and between the Registrant and Paul Buck, as administrative agent for the secured parties.  Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 24, 2011.

10.58	Form of Subordinated Secured Convertible Promissory Note.

10.59	Form of Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 24, 2011.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included in the signature page hereto)

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS  XBRL Instance Document**

101.SCH  XBRL Taxonomy Extension Schema Document**

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB  XBRL Taxonomy Extension Label Linkbase Document**

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document**

* Indicates a management contract or compensatory plan.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.