Form 10-Q
period 2011-12-31
CNS RESPONSE, INC.
filed 2012-02-14
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

Yes ☐                                       No ☒

As of February 13, 2012, the issuer had 56,218,431 shares of common stock, par value $.001 per share, issued and outstanding.

CNS RESPONSE, INC.

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended December 31,
	2011	2010
REVENUES
Neurometric Information Services	$32,000	$27,300
Clinical Services	152,300	120,600

	184,300	147,900

OPERATING EXPENSES
Cost of neurometric services revenues	39,200	36,100
Research	69,700	211,000
Product development	112,500	144,400
Sales and marketing	330,000	246,700
General and administrative	1,061,300	1,053,800

Total operating expenses	1,612,700	1,692,000

OPERATING LOSS	(1,428,400)	(1,544,100)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(1,482,000)	(2,627,100)
Financing fees	(45,300)	(142,700)
Offering costs	(6,800)	-
Gain on derivative liabilities	232,100	4,217,500

Total other income	(1,302,000)	1,447,700

LOSS BEFORE INCOME TAXES	(2,730,400)	(96,400)
Income taxes	900	1,300

NET LOSS	$(2,731,300)	$(97,700)

NET LOSS PER SHARE:
Basic	$(0.05)	$(0.00)
Diluted	$(0.05)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	56,207,507	56,023,921
Diluted	56,207,507	56,023,921

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited As at December 31,	As at September 30
	2011	2011
ASSETS
CURRENT ASSETS:
Cash	$113,100	$93,400
Accounts receivable (net of allowance for doubtful accounts of $20,600 and $19,900 as of December 31 and September 30, 2011 respectively)	34,200	54,400
Prepaids and other receivables	48,900	72,100
Deferred offering costs	204,100	103,000
Total current assets	400,300	322,900
Furniture & equipment	30,500	32,700
Other assets	31,000	14,400
TOTAL ASSETS	$461,800	$370,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable (including $169,400 and $156,000 to related parties as of December 31 and September 30, 2011 respectively)	$1,976,400	$1,778,900
Accrued liabilities	145,200	196,700
Accrued compensation (including $200,800 and $189,200 to related parties as of December 31 and September 30, 2011 respectively)	287,000	285,900
Accrued consulting fees (including $54,000 and $45,000 to related parties as of December 31 and September 30, 2011 respectively)	74,000	65,000
Accrued interest	523,400	384,500
Derivative liability	6,105,300	4,801,200
Secured convertible promissory notes-related party (net of discounts $0 and $155,700 as of December 31 and September 30, 2011 respectively)	3,023,900	2,868,200
Subordinated secured convertible promissory notes-related party (net of discounts $1,451,700 and $1,105,200 as of December 31 and September 30, 2011 respectively)	2,128,200	1,394,800
Current portion of long-term debt	6,200	6,100
Total current liabilities	14,269,600	11,781,300

LONG-TERM LIABILITIES
Capital lease	8,600	10,200
Total long-term liabilities	8,600	10,200
TOTAL LIABILITIES	14,278,200	11,791,500
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY(DEFICIT):
Common stock, $0.001 par value; authorized 750,000,000 shares; 56,218,431 and 56,133,770 shares issued and outstanding as of December 31, and September 30, 2011 respectively)	56,200	56,100
Additional paid-in capital	31,095,200	30,758,900
Accumulated deficit	(44,967,800)	(42,236,500)
Total stockholders' equity	(13,816,400)	(11,421,500)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$461,800	$370,000

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,731,300)	$(97,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,000	2,700
Amortization of discount on bridge notes issued	1,379,100	600,300
Stock-based compensation	335,500	434,200
Issuance of warrants for financing services	5,700	82,700
Gain on derivative liability valuation	(232,100)	(4,217,500)
Non-cash interest expense	138,900	2,021,200
Changes in operating assets and liabilities
Accounts receivable	20,200	(2,200)
Prepaids and other current assets	23,200	39,500
Accounts payable and accrued liabilities	54,100	(21,400)
Deferred compensation	1,100	(20,300)
Security deposit on new lease	4,600	-
Net cash used in operating activities	(997,000)	(1,178,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture & equipment	(1,900)	(15,900)
Acquisition of intellectual property	(21,200)	-
Net cash used in operating activities	(23,100)	(15,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note	-	(24,700)
Repayment of leases	(1,500)	(1,000)
New equipment lease	-	15,900
Net proceeds from bridge notes	1,040,400	1,840,000
Proceeds from exercise of warrants	900	-
Net cash provided by financing activities	1,039,800	1,830,200

Net increase in cash	19,700	635,800
Cash, beginning of period	93,400	62,000
Cash, end of period	113,100	$697,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$1,000
Income taxes	$900	$1,300
Fair value of intellectual property	$21,200	$-
Non-cash financing activities:
Offering costs	$101,100	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated
For the three months ended December 31, 2011	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2011 (Audited)	56,133,770	56,100	30,758,900	(42,236,500)	(11,421,500)
Stock-based compensation	-	-	335,500	-	335,500
Stock issued for warrant exercise	84,661	100	800	-	900
Net loss for the three months ended December 31, 2011	-	-	-	(2,731,300)	(2,731,300)
Balance at December 31, 2011	56,218,431	$56,200	$31,095,200	$(44,967,800)	$(13,816,400)

	Common Stock		Additional Paid-in	Accumulated
For the three months ended December 31, 2010	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2010 (Audited)	56,023,921	$56,000	$29,109,600	$(33,369,900)	$(4,204,300)
Stock-based compensation	-	-	434,200	-	434,200
Net loss for the three months ended December 31, 2010	-	-	-	(97,700)	(97,700)
Balance at December 31, 2010	56,023,921	$56,000	$29,543,800	$(33,467,600)	$(3,867,800)

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

In addition, as a result of its acquisition of Neuro-Therapy Clinic, Inc. (“NTC”) on January 15, 2008, the Company provides behavioral health care services.  NTC is a center for highly-advanced testing and treatment of neuropsychiatric problems, including learning, attentional and behavioral challenges, mild head injuries, as well as depression, anxiety, bipolar and all other common psychiatric disorders. Through this acquisition, the Company expects to advance neurophysiology data collection, beta-test planned technological advances in PEER Online, advance physician training in PEER Online and investigate practice development strategies associated with PEER Online.

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

The Company’s continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern, and it needs to raise substantial additional funds in order to continue to conduct its business.   To date, the Company has financed its cash requirements primarily from debt and equity financings.  It will be necessary for the Company to raise additional funds.  Until it can generate a sufficient amount of revenues to finance its cash requirements, which it may never do, the Company expects to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Quarterly Report.  The Company is currently exploring additional sources of capital but there can be no assurances that any financing arrangement will be available in amounts and on terms acceptable to the Company. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries CNS California and NTC. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of December 31, 2011 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The September 30, 2011 balance sheet was derived from our audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended September 30, 2011 which are included in our current report on Form 10-K, filed with the Securities and Exchange Commission on December 22, 2010.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and revenues and expenses in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, recoverability of long-lived assets and goodwill, stock-based compensation, the allowance for doubtful accounts, the valuation of equity instruments, use and other taxes. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments, except as otherwise indicated) necessary for fair presentation for the periods presented as required by regulation S-X, Rule 10-01. Actual results could differ from those estimates.

The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2012.

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

Effective September 30, 2011 the Company, together with holders of each of a majority in aggregate principal amount outstanding of the October Notes and the January Notes (see Note 3) agreed to extend the maturity date of all the notes to October 1, 2012. The October Notes originally had maturity dates ranging from October 1, 2011 through November 11, 2011 and the January Notes originally had maturity dates starting from January 20, 2012 to April 25, 2012. The notes were also amended to include a mandatory conversion provision under which all these notes would automatically be converted upon the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million. Furthermore, the January Notes were amended to have a second-position security interest in all the assets of the Company, but remain subordinated to the October Notes. The interest rate on all these notes remained unchanged at 9% per annum. Subsequently, upon the issuance of $2M Bridge Notes in October, 2011, at a conversion price of $0.10 and the associated warrants to purchase common stock at an exercise price of $0.10, the ratchet provision in the October Notes and January Notes was triggered, with the result that the conversion price of such notes was lowered from $0.30 to $0.10, and the exercise price of the associated warrants was lowered from $0.30 to $0.10 per share, and consequently the number of shares underlying such notes and warrants was proportionately increased. Using the Black Scholes model, we valued the January Notes and the October Notes with their extended maturity dates as of September 30, 2011 and compared that value with the value of these notes with their original maturity dates. The difference of the two valuation calculations of $1,968,000 was booked to Other Expenses as a loss on extinguishment of debt charge. As of September 30, 2011 the derivative liability was $4,801,200, which was comprised of the warrant liability of $2,193,900 and the debt conversion option liability of $2,607,300. As of December 31, 2011 the derivative liability was $6,105,300, which was comprised of the warrant liability of $3,154,500 and the debt conversion option liability of $2,950,800.

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

The Company’s warrant liability is carried at fair value totaling $3,154,500 and $2,193,900, as of December 31, 2011 and September 30, 2011, respectively.  The Company’s conversion option liability is carried at fair value totaling $2,950,800 and $2,607,300 as of December 31, 2011 and September 30, 2011, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

December 31, 2011
Annual dividend yield	-
Expected life (years)	0.75-3.5
Risk-free interest rate	0.12%-0.36%
Expected volatility	132%-145%

	Carrying Value	Fair Value Measurements at
	As of	December 31, 2011
	December 31,	Using Fair Value Hierarchy
	2011	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$3,154,500	$-	$3,154,500	$-
Secured convertible promissory note	3,023,900		3,023,900
Subordinated convertible promissory note	2,128,200		3,580,000
Conversion option liability	2,950,800	-	2,950,800	-
Total	$11,257,400	$-	$12,709,200	$-

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ending December 31, 2011 the Company recognized a gain of $232,100 on the change in fair value of derivative liabilities.  For the three months ending December 31, 2010 the Company recognized a gain of $4,217,500 on change in fair value of derivative liabilities. As at December 31, 2011 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (“ASU”) No. 2011-05, in order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 not affected by this ASU are effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the standard update to impact its consolidated financial position or results of operations, as it only requires a change in the format of presentation.

In July 2011, the FASB issued ASU 2011-07: Health Care Entities (Topic 954) — Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. This update was issued to provide greater transparency relating to accounting practices used for net patient service revenue and related bad debt allowances by health care entities. Some health care entities recognize patient service revenue at the time the services are rendered regardless of whether the entity expects to collect that amount or has assessed the patient’s ability to pay. These prior accounting practices used by some health care entities resulted in a gross-up of patient service revenue and the provision for bad debts, causing difficulty for outside users of financial statements to make accurate comparisons and analyses of financial statements among entities. ASU 2011-07 requires certain healthcare entities to change the presentation of the statement of operations, reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue and also requires enhanced quantitative and qualitative disclosures relevant to the entity’s policies for recognizing revenue and assessing bad debts. This update is not designed and will not change the net income reported by healthcare entities. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect that this update will have any material impact on its consolidated financial position or results of operations.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. This update is effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the standard update to impact its consolidated financial position or results of operations, as it only requires a change in the format of presentation.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of the standard update to have a significant impact on its consolidated financial position or results of operations.

3.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

2010, 2011 & 2012 Private Placement Transactions

During 2010, 2011 and 2012 we entered into a series of Bridge Note and Warrant Purchase Agreements as described in detail below. On September 26, 2010, the Company’s Board approved an approximate aggregate offering amount of $3 million in secured convertible promissory notes (the “October Notes”) to be issued by January 31, 2011, including for the exchange of Bridge Notes and Deerwood Notes (as defined below) and interest on those notes. October Notes in the aggregate principal amount of $3,023,938 and warrants to purchase 5,039,889 shares of common stock were issued by November 12, 2010.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 23, 2010 the Company’s Board approved an approximate aggregate offering amount of $5 million in subordinated convertible promissory notes (the “January Notes”) to be issued by July 31, 2011. From January 20, 2011 through to April 25, 2011, the Company issued January Notes in an aggregate principal amount of $2,500,000 and warrants to purchase 4,166,660 shares of common stock.

On September 30, 2011 the Company’s Board approved an approximate aggregate offering amount of $2 million in subordinated convertible promissory notes (the “$2M Bridge Notes”) to be issued by April 1, 2012. From October 18, 2011 through January 31, 2012, the Company issued $2M Bridge Notes in an aggregate principal amount of $2,000,000 and warrants to purchase 20,000,000 shares of common stock.

The securities issued under the 2010, 2011 and 2012 Bridge Note and Warrant Purchase Agreements are summarized in the following table and notes:

			As of December 31, 2011
Note Type and Investor		Amended Due Date	Balance($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date

Secured 9% Notes Convertible at $0.10 (the “October Notes”) (14)(16)

John Pappajohn	(1)	10/1/2012	$761,700	$-	$761,700	3,808,440	9/30/2017
Deerwood Partners, LLC	(2)	10/1/2012	256,100	-	256,100	768,375	11/2/2017
Deerwood Holdings, LLC	(2)	10/1/2012	256,100	-	256,100	768,375	11/2/2017
SAIL Venture Partners, LP	(2)		-	-	-	1,024,500	11/2/2017
SAIL Venture Partners, LP	(3)	10/1/2012	250,000	-	250,000	1,250,000	9/30/2017
Fatos Mucha	(10)	10/1/2012	100,000	-	100,000	500,000	10/11/2017
Andy Sassine	(4)	10/1/2012	500,000	-	500,000	2,500,000	10/10/2017
JD Advisors	(10)	10/1/2012	150,000	-	150,000	750,000	10/20/2017
Queen Street Partners	(10)	10/1/2012	100,000	-	100,000	500,000	10/27/2017
BGN Acquisitions	(2)	10/1/2012	250,000	-	250,000	1,250,000	11/2/2017
Highland Long/Short Fund Healthcare Fund	(5)	10/1/2012	400,000	-	400,000	2,000,000	11/9/2017
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	100,000	10/11/2015
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	400,000	11/11/2015
Total Secured Convertible Promissory (October) Notes		10/1/12	$3,023,900	$-	$3,023,900	15,619,690	2015 - 2017

Subordinated 9% Notes Convertible at $0.10 (the “January Notes”) (15)(16)

Note Type and Investor		Amended Due Date	Balance($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
Meyer Proler MD	(7)	10/1/2012	$50,000	$0	$50,000	250,000	1/19/2018
William F. Grieco	(10)	10/1/2012	100,000	8,300	91,700	500,000	2/2/2018
Edward L. Scanlon	(10)	10/1/2012	200,000	16,700	183,300	1,000,000	2/6/2018
Robert Frommer Family Trust	(8)	10/1/2012	50,000	700	49,300	250,000	2/14/2018
Paul Buck	(9)	10/1/2012	50,000	700	49,300	250,000	2/14/2018
Andy Sassine	(4)	10/1/2012	200,000	25,000	175,000	1,000,000	2/22/2018
SAIL Venture Partners, LP	(3)	10/1/2012	187,500	31,300	156,200	937,500	2/26/2018
SAIL 2010 Co-Investment Partners, LP	(3)	10/1/2012	62,500	10,400	52,100	312,500	2/26/2018
Highland Long/Short Healthcare Fund	(5)	10/1/2012	400,000	66,700	333,300	2,000,000	2/26/2018
Monarch Capital: Placement Agent Warrants	(6)	10/1/2012	-	-	-	550,000	2/27/2016
Rajiv Kaul	(10)	10/1/2012	100,000	16,700	83,300	500,000	3/2/2018
Meyer Proler MD	(7)	10/1/2012	50,000	14,600	35,400	250,000	04/04/2018
SAIL Venture Partners, LP	(3)	10/1/2012	250,000	72,900	177,100	1,250,000	04/14/2018
SAIL 2010 Co-Investment Partners, LP	(3)	10/1/2012	250,000	72,900	177,100	1,250,000	04/14/2018
John M Pulos	(10)	10/1/2012	150,000	43,750	106,200	750,000	04/21/2018
SAIL Venture Partners, LP	(3)	10/1/2012	125,000	36,400	88,600	625,000	04/24/2018
SAIL 2010 Co-Investment Partners, LP	(3)	10/1/2012	125,000	36,400	88,600	625,000	04/24/2018
Cummings Bay Capital LP	(5)	10/1/2012	150,000	43,750	106,200	750,000	04/24/2018
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	200,000	04/24/2016
Antaeus Capital: Placement Agent Warrants	(11)		-	-	-	150,000	04/21/2016
Total Subordinated Secured Convertible Promissory (January) Notes		10/1/2012	$2,500,000	$497,200	$2,002,700	13,400,000	2016 - 2018

Subordinated 9% Notes Convertible at $0.10 (the “$2M Bridge ”) (17)

Note Type and Investor		Amended Due Date	Balance($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
John Pappajohn	(1)	10/18/2011	250,000	197,900	52,100	2,500,000	10/17/2016
Jordan Family, LLC	(12)	10/31/2011	20,000	16,700	3,300	200,000	10/30/2016
Larry Hopfenspirger	(12)	11/10/2011	60,000	52,500	7,500	600,000	11/9/2016
John Pappajohn	(1)	11/10/2011	250,000	218,700	31,300	2,500,000	11/9/2016
Zanett Opportunity Fund, Ltd.	(13)	11/17/2011	250,000	218,700	31,300	2,500,000	11/16/2016
John Pappajohn	(1)	12/27/2011	250,000	250,000	0	2,500,000	12/26/2016
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	80,000	12/15/2016

Total Subordinated Secured Convertible Promissory ($2M Bridge) Notes			$1,080,000	$954,500	$125,500	10,880,000
Total Subordinated Secured Convertible Promissory Notes			$3,580,000	$1,451,700	$2,128,200	24,280,000
Total			$6,603,900	$1,451,700	$5,152,100	39,899,690

(1)	Mr. John Pappajohn is a Director of the Company. On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase two secured promissory notes (each, a “Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010. On June 3, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the first Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the second Bridge Note. In connection with his purchase of the second Bridge Note, Mr. Pappajohn received a warrant to purchase up to 250,000 shares of our common stock. The exercise price of the warrant (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) was $0.50 per share. Pursuant to a separate agreement that we entered into with Mr. Pappajohn on July 25, 2010, we granted him a right to convert his Bridge Notes into shares of our common stock at a conversion price of $0.50. The conversion price was subject to customary anti-dilution adjustments, but would never be less than $0.30. Each Bridge Note accrued interest at a rate of 9% per annum.

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

On October 18, 2011, the Company entered into a new note and warrant purchase agreement in connection with a $2 million bridge financing (the “$2M Bridge Financing”), with John Pappajohn.  Pursuant to the agreement, the Company issued subordinated secured convertible notes (the “$2M Bridge Notes”) in the aggregate principal amount of $250,000 and warrants to purchase 1,250,000 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $250,000.

The new note and warrant purchase agreement initially provided for the issuance and sale of $2M Bridge Notes in the aggregate principal amount of up to $2,000,000, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the $2M Bridge Notes, in one or multiple closings to occur no later than April 1, 2012. On November 11, 2011, the Company entered into an Amended and Restated Note and Warrant Purchase Agreement (the “$2M Bridge Financing Purchase Agreement”) in connection with the Bridge Financing, which amended and restated the October agreement in that it increased the warrant coverage from 50% to 100%.  In addition, each holder’s option to redeem or convert their 2011 Bridge Note at the closing of the Qualified Offering (defined below) can now only be amended, waived or modified with the consent of the Company and that holder.

On each of November 10, 2011 and December 27, 2011, the Company issued a $2M Bridge Note in the aggregate principal amount of $250,000 and warrants to purchase 2,500,000 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $250,000. The combined aggregate amount for these two $2M Bridge Financings was $500,000 and warrants to purchase 5,000,000 shares of common stock for gross proceeds to the Company of $500,000.

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

(3)	Mr. Dave Jones is a Director of the Company and is a senior partner of the general partner of SAIL Venture Partners, LP. of which SAIL 2010 Co-Investment Partners, L.P. is an affiliate.

(4)	Mr. Andy Sassine is an accredited investor and has become a beneficial owner of more than 5% of our outstanding common stock.

(5)	Highland Long/Short Healthcare Fund is affiliated with Cummings Bay Capital LP. Both individually and in the aggregate with Cummings Bay Capital LP, Highland Long/Short Healthcare Fund has become the beneficial owner of more than 5% of our outstanding common stock.

(6)	Monarch Capital Group LLC (“Monarch”) acted as non-exclusive placement agent with respect to the October 12, 2010 placement of October Notes in the aggregate principal amount of $100,000 and related warrants, pursuant to an engagement agreement, dated September 30, 2010, between the Company and Monarch. Under the engagement agreement, in return for its services as non-exclusive placement agent, Monarch was entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of October Notes to investors introduced to the Company by Monarch; (b) a cash expense allowance equal to 2% of the gross proceeds raised from the sale of October Notes to such investors; and (c) five-year warrants (the “2010 Placement Agent Warrants”) to purchase common stock of the Company equal to 10% of the shares issuable upon conversion of October Notes issued to such investors. In connection with the October 12, 2010 closing, Monarch received a cash fee of $10,000 and a cash expense allowance of $2,000 and, on October 25, 2010, received 2010 Placement Agent Warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $0.33 per share.

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

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Monarch has also acted as non-exclusive placement agent with respect to the placement of $2M Bridge Notes in the aggregate principal amount of $80,000 and related warrants, pursuant to an engagement agreement, dated October 20, 2011 which has the same terms as the September 30, 2010 agreement between the Company and Monarch except that placement agent warrants have the same exercise price and term as the investor warrants. In connection with acting as nonexclusive placement agent with respect to $2M Bridge Notes in the aggregate principal amount of $80,000 and related warrants, Monarch received aggregate cash fees of $8,000 and an aggregate cash expense allowance of $1,600 and five-year warrants to purchase an aggregate of up to 80,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

(7)	Dr. Meyer Proler is an accredited investor who provides medical consulting services to the Company.

(8)	The Robert Frommer Family Trust is an accredited investor, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter.

(9)	Mr. Paul Buck is the Chief Financial Officer of the Company.

(10)	All these investors are accredited.

(11)	Antaeus Capital, Inc. acted as non-exclusive placement agent with respect to the placement of January Notes. in the aggregate principal amount of $150,000 and related warrants, pursuant to an engagement agreement, dated April 15, 2011, between the Company and Antaeus. Under the engagement agreement, in return for its services as non-exclusive placement agent, Antaeus is entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of January Notes to investors introduced to the Company by Antaeus; and (b) 2011 Placement Agent Warrants to purchase the Company’s common stock equal to 10% of the gross amount of securities sold to such investors. In connection with acting as nonexclusive placement agent with respect to January Notes in the aggregate principal amount of $150,000 and related warrants, Antaeus received aggregate cash fees of $15,000 and 2011 Placement Agent Warrants to purchase an aggregate of up to 50,000 shares of the Company’s common stock at an exercise price of $0.33 per share.

(12)	Intentionally Omitted.

(13)	On November 17, 2011, Zanett Opportunity Fund, Ltd., a Bermuda corporation for which McAdoo Capital, Inc. is the investment manager, purchased 2011 Bridge Notes in the aggregate principal amount of $250,000 and warrants to purchase 2,500,000 shares of common stock for cash payments aggregating $250,000. Mr. McAdoo is the president and owner of McAdoo Capital, Inc. On November 21, 2011, the Board of Directors elected Zachary McAdoo to the Board. Mr. McAdoo also serves as Chairman of the Board’s Audit Committee.

(14)	The October Notes: The October Purchase Agreement provides for the issuance and sale of October Notes, for cash or in exchange for outstanding convertible notes, in the aggregate principal amount of up to $3,000,000 plus an amount corresponding to accrued and unpaid interest on any exchanged notes, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the October Notes. The agreement provides for multiple closings, but mandates that no closings may occur after January 31, 2011. The October Purchase Agreement also provides that the Company and the holders of the October Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the October Notes and the related warrants.

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

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The October Notes were subsequently amended as detailed in (16) below.

(15)	The January Notes: The 2011 Note and Warrant Purchase Agreement (the” January Purchase Agreement”) provides for the issuance and sale of January Notes in the aggregate principal amount of up to $5,000,000, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the January Notes, in one or multiple closings to occur no later than July 31, 2011. The January Purchase Agreement also provides that the Company and the holders of the January Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the January Notes and the related warrants.

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

The January Notes were subsequently amended as detailed in (16) below.

(16)	Amendment of the October Notes and the January Notes: On October 11, 2011, we, with the consent of holders of a majority in aggregate principal amount outstanding (the “Majority Holders”) of our outstanding January Notes, amended all of the January Notes to extend the maturity of such notes until October 1, 2012. The amendment, which is effective as of September 30, 2011, also added a mandatory conversion provision to the terms of the January Notes. Under that provision, the January Notes would be automatically converted upon the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million (the “Qualified Offering”). If the public offering price is less than the conversion price then in effect, the conversion price will be adjusted to match the public offering price (the “Qualified Offering Price”). Pursuant to the terms of the amendment, the January Notes would receive a second position security interest in the assets of the Company (including its intellectual property). The Majority Holders of the January Notes also consented to the terms of a new $2 million bridge financing (the “$2M Bridge Financing”) and to granting the investors in such financing a second position security interest in the assets of the Company (including its intellectual property) that is pari passu with the second position security interest received by the holders of the January Notes.

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

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the issuance of $2M Bridge Notes (mentioned below) at a conversion price of $0.10 and the associated warrants to purchase common stock at an exercise price of $0.10, the ratchet provision in the October Notes and January Notes was triggered, with the result that the conversion price of such notes was lowered from $0.30 to $0.10, the exercise price of the associated warrants was lowered from $0.30 to $0.10 per share, and the number of shares underlying such notes and warrants was proportionately increased.

The Amended and Restated Security Agreement, dated as of September 30, 2011, between the Company and Paul Buck, as administrative agent for the secured parties (the “Amended and Restated Security Agreement”), which replaces the existing security agreement from 2010, and the corresponding security interest terminate (1) with respect to the October Notes, if and when holders of a majority of the aggregate principal amount of October Notes issued have converted their notes into shares of common stock and, (2) with respect to the January Notes and the $2M Bridge Notes (defined below), if and when holders of a majority of the aggregate principal amount of January Notes and $2M Bridge Notes (on a combined basis) have converted their notes.

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

(17)	The $2M Bridge Notes: The $2M Bridge Financing Purchase Agreement provides for the issuance and sale of $2M Bridge Notes (including the notes issued in October 2011) in the aggregate principal amount of up to $2,000,000, and warrants to purchase a number of shares corresponding to 100% of the number of shares issuable on conversion of the Bridge Notes, in one or multiple closings to occur no later than April 1, 2012. The $2M Bridge Financing Purchase Agreement also provides that the Company and the holders of the $2M Bridge Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the $2M Bridge Notes and the related warrants.

The $2M Bridge Notes mature one year from the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, are convertible into shares of common stock of the Company at a conversion price of $0.10, are secured by a second position security interest in the Company’s assets that is pari passu with the interest recently granted to the holders of the January Notes, are subordinated in all respects to the Company’s obligations under its October Notes and the related guaranties issued to certain investors by SAIL Venture Partners, L.P. and are pari passu to the obligations under the January Notes.  The second position security interest is governed by the amended and restated security agreement, dated as of September 30, 2011, between the Company and Paul Buck, as administrative agent for the secured parties (the “Amended and Restated Security Agreement”), which replaced the security agreement entered into in connection with the issuance of the October Notes in 2010.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The conversion price of the $2M Bridge Notes is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; (3) the distribution of other capital stock, indebtedness or other non-cash assets; and (4) the completion of a financing at a price below the conversion price then in effect.  At the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million (the “Qualified Offering”), each $2M Bridge Note will be either redeemed or converted (in whole or in part) at a conversion price equal to the lesser of the public offering price or the conversion price then in effect, with the choice between redemption and conversion being at the sole option of the holder. The $2M Bridge Notes can be declared due and payable upon an event of default, defined in the $2M Bridge Notes to occur, among other things, if the Company fails to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if the Company fails to perform any covenant or agreement as required by the $2M Bridge Note or materially breaches any representation or warranty in the $2M Bridge Note or the $2M Bridge Financing Purchase Agreement.

The warrants related to the $2M Bridge Notes expire five years from the date of issuance and are exercisable for shares of common stock of the Company at an exercise price of $0.10. Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect (including the Qualified Offering), except that subsequent to the Qualified Offering, the exercise price will not be adjusted for any further financings.  The warrants contain a cashless exercise provision.

With the exception of each holder’s option to redeem or convert their $2M Bridge Note at the closing of the Qualified Offering, any provision of the $2M Bridge Notes or related warrants can be amended, waived or modified upon the written consent of the Company and holders of a majority of the aggregate principal amount of such notes outstanding. Any such majority consent will affect all $2M Bridge Notes or warrants, as the case may be, and will be binding on the Company and all holders of the $2M Bridge Notes or warrants.  Each holder’s option to redeem or convert the $2M Bridge Note at the closing of the Qualified Offering cannot be amended, waived or modified without the written consent of the Company and such holder and such amendment, waiver or modification will be binding only on the Company and such holder.

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

As of December 31, 2011 outstanding secured convertible promissory notes (October Notes) were $3,023,900 (including $23,900 corresponding to accrued and unpaid interest on the exchanged notes) and debt discount was $0. During the three months ended December 31, 2011 the Company amortized $155,700 of the debt discount.

As of December 31, 2011 outstanding secured subordinated convertible promissory notes (January Notes) were $2,500,000 and debt discount was $497,200. During the three months ended December 31, 2011 the Company amortized $608,000 of the debt discount.

As of December 31, 2011 outstanding secured subordinated convertible promissory notes ($2M Bridge Notes) were $1,080,000 and debt discount was $954,500. During the three months ended December 31, 2011 the Company amortized $125,500 of the debt discount.

The combined outstanding secured and subordinated secured convertible promissory notes as of December 31, 2011 were $6,603,900 and debt discounts were $1,451,700. During the three months ended December 31, 2011 the Company amortized $899,200 of the debt discount.

In connection with our now withdrawn application to list our securities on the TSXV and the contemplated public offering of securities in Canada and the United States, we entered into the following agreements on June 3, 2011 with holders of 100% of our 2010 Placement Agent Warrants and 2011 Placement Agent Warrants initially issued to Monarch Capital Group LLC and Antaeus Capital, Inc. have agreed to amend such warrants to remove full ratchet anti-dilution protection from the terms of the warrants. This amendment is conditioned on the closing of the proposed offering, provided that the proposed offering yields gross proceeds to the Company of at least $10 million, and is effective immediately prior to the closing of the proposed offering. As consideration for this amendment, we expect to issue warrants to purchase an aggregate of 350,000 shares of our common stock to such holders (after adjustment for the anti-dilution ratchet), with each holder receiving a warrant to purchase a number of shares of common stock corresponding to 25% of the number of shares issuable upon exercise of their placement agent warrants.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2011, it was determined that proceeding with the contemplated public offering of securities in Canada and listing on the TSXV was not viable due to the highly volatile market conditions at that time and the decision was made to terminate the offering.

Assuming the Qualified Offering had been consummated on December 31, 2011, October and January Notes in the aggregate principal amount and accrued interest through December 31, 2011 of approximately $6,035,400 would have been automatically converted into 60,353,500 shares of our common stock and Consideration Warrants would have been issued to purchase an aggregate of 18,106,100 shares of our common stock. Additionally, if the $2M Bridge Note holders would also elect to convert their $2M Bridge Notes in full at the time of the Qualified Offering, a further $1,092,300, including interest, would have been converted into 10,923,200 shares of our common stock.

4.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of December 31, 2011 the Company is authorized to issue 750,000,000 shares of common stock at par value of $0.001 per share and the number of shares issued and outstanding was 56,218,431.

As of December 31, 2011, CNS California is authorized to issue 100,000,000 no par value shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of December 31, 2011, Colorado CNS Response, Inc. is authorized to issue 1,000,000 no par value shares of common stock.

As of December 31, 2011, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue ten thousand (10,000) shares of common stock, no par value per share.

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

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 11, 2011, the Board of Directors also approved an additional grant of 475,000 options to staff members of the Company.  The options will vest equally over a 48 month period.  The effective grant date for these accredited investors was March 11, 2011 and the exercise price of $0.47 per share was based on the quoted closing share price of the Company’s stock on March 11, 2011.

As of December 31, 2011, 2,124,740 options were exercised and there were 15,714,871 options and 183,937 restricted shares outstanding under the amended 2006 Plan leaving 1,976,452 shares available for issuance of future awards.

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three months ended December 31, 2011 and 2010 is as follows:

	For the three months ended December 31,
	2011	2010
Cost of Neurometric Services revenues	$2,500	$2,500
Research	27,300	72,400
Product Development	16,900	16,900
Sales and marketing	48,800	66,900
General and administrative	240,000	275,500
Total	$335,500	$434,200

Total unrecognized compensation as of December 31, 2011 amounted to $2,547,300.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2011	15,725,121	$0.62
Granted	-	-
Exercised	-	-
Forfeited	(10,250)	0.47
Outstanding at December 31, 2011	15,714,871	$0.62

 CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the status of options outstanding at December 31, 2011:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price

$0.12	859,270	10 years	$0.12
$0.132	987,805	10 years	0.132
$0.30	135,700	10 years	0.30
$0.59	28,588	10 years	0.59
$0.80	140,000	10 years	0.80
$0.89	968,875	10 years	0.89
$0.96	352,974	10 years	0.96
$1.09	2,513,549	10 years	1.09
$1.20	243,253	5 years	1.20
$0.40	856,000	10 years	0.40
$0.47	464,750	10 years	0.47
$0.51	41,187	10 years	0.51
$0.55	8,122,920	10 years	0.55
Total	15,714,871		$0.62

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

We have agreed to freeze any further grants or exercises of securities under the 2006 Plan and adopt a new stock incentive plan subject to the completion of proposed offering. The new plan would be subject to approval by our stockholders, which we expect to seek at a meeting of stockholders to be called as soon as practicable following completion of the proposed offering.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants to Purchase Common Stock

The warrant activity for the three months ending December 31, 2011 and year ending September 30, 2011 respectively are described as follows:

Warrants	Exercise Price	Issued, Surrendered or Expired in Connection With:
21,504,313		Warrants outstanding at October 1, 2010
3,333,329	$0.30	These warrants were issued to eight investors who purchased notes for $2,222,220 pursuant to the October Purchase Agreement described in note 3. These investors included three directors of the Company, Mr. David Jones, Mr. John Pappajohn and Dr. George Kallins, each of whom purchased notes for $250,000 ($750,000 in aggregate) either directly or through an entity that they control.

166,666	$0.33	These warrants were issued to Monarch Capital who acted as placement agents in raising $500,000 from two investors who purchase notes pursuant to the October Purchase agreement described in note 3.
		These warrants were issued to 12 investors who purchased notes for $2,500,000 pursuant to the January Purchase Agreement described in note 3. Of the 12 accredited investors during the January 2011 through April 2011 period, eight have previous relationships with the Company as follows:
4,166,660	$0.30	1) A January Note in the principal amount of $50,000, and a warrant to purchase 83,333 shares were issued to the Company’s Chief Financial Officer, Paul Buck.
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
		9) Four January Notes in aggregate amount of $550,000 were issued to new accredited investors together with warrants to purchase 916,665 shares.
299,998	$0.33	These warrants were issued Monarch Capital who acted as placement agents in raising $750,000 from three investors who purchase January Notes pursuant to the January Purchase Agreement described in Note 3 and Antaeus Capital, Inc. who acted as placement agent in raising $150,000 from one investor who is purchased January Notes pursuant to the Note and Warrant Purchase agreement described in Note 3.

(42,331)	$0.01	Warrants expired
(16,932)	$0.01	Warrants were surrendered in a net issue exercise: 16,170 shares were issued in lieu of cash.
29,411,703		Warrants outstanding at September 30, 2011
18,413,141	$0.10	As a result of the issuance of $2M Bridge Notes at a conversion of $0.10 and associated warrants to purchase common stock at an exercise price of $0.10, the ratchet provision in the October and January Notes was triggered with the resultant adjustment in the number of shares convertible at the lowered conversion price of $0.10 down from $0.30 and the consequential adjustment in the number of warrants issued to the October and January Note Holders.

933,336	$0.10	As mentioned above the ratchet provision in the issued placement agent warrants was also triggered with the resultant adjustment in the number of warrants being issued to the placement agents.
(84,661)	$0.01	Warrants were surrendered in a cash exercise for 84,661 shares.
10,800,000	$0.10	These warrants were issued to 4 investors who purchased notes for $1,080,000 pursuant to the $2M Bridge Purchase Agreement described in note 3. Of the 4 accredited investors during the October 2011 through December 2011 period, three have had prior relationships with the Company as follows:
1) Three $2M Bridge Notes in aggregate principal amount of $750,000, and warrants to purchase 7,500,000 shares were issued to John Pappajohn, a director of the Company.
2) Two $2M Bridge Notes in aggregate amount of $80,000 were issued to accredited investors, who had previously invested in the Company, together with warrants to purchase 800,000 shares.
3) A $2M Bridge Note in the principal amount of $250,000, and a warrant to purchase 2,500,000 shares were issued to the Zanett Opportunity Fund, an entity affiliated with Zachary McAdoo, who was subsequently appointed a director of the Company.

80,000	$0.10	These warrants were issued to Monarch Capital who acted as placement agents in raising $80,000 from two investors who purchased $2M Bridge Notes pursuant to the $2M Bridge Note January Purchase Agreement described in Note 3.

(2,628,504)	$0.01 to $1.812	Warrants expired
56,925,015		Warrants outstanding at December 31, 2011

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011, there were warrants outstanding to purchase 56,925,015 shares of the Company’s common stock.  The exercise price of the outstanding warrants range from $0.01 to $1.812 with a weighted average exercise price of $0.23.  The warrants expire at various times starting 2012 through 2018.

5.	RELATED PARTY TRANSACTIONS

As at June 30, 2010, accrued consulting fees included $27,000 due to Dr. Henry Harbin, a director in accordance with a 12 month consulting agreement, the first term of which ended on December 31, 2010.  The agreement was automatically renewed for an additional 12 month term effective January 1, 2011 and automatically renewed for a third 12 month term effective January 1, 2012.  In December, 2010 a payment of $9,000 was made to that director in connection with the consulting agreement and a further $9,000 was paid in March, 2011. As at December 31, 2011 we had accrued $54,000 for this director.

On June 3, 2010, the Company entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase two secured promissory notes in the aggregate principal amount of $500,000. For further detail, please refer to the section 2010, 2011 & 2012 Private Placement Transactions in Note 3 above.

On July 5, 2010 and August 20, 2010, the Company issued unsecured promissory notes (each, a “Deerwood Note”) in the aggregate principal amount of $500,000 to Deerwood Partners LLC and Deerwood Holdings LLC, which are entities controlled by Dr George Kallins.  For further detail, please refer to the section 2010, 2011 & 2012 Private Placement Transactions in Note 3 above.

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

On October 1, 2010, the Company entered into the October Purchase Agreement with John Pappajohn to purchase a secured promissory note in the principal amount of $250,000. Additionally, the Company entered into the October Purchase Agreement with SAIL Venture Partners, LP, of which our Director, David Jones, is a senior partner of the general partner, to purchase an October Note in the principal amount of $250,000.  For further detail, please refer to the section 2010, 2011 & 2012 Private Placement Transactions in Note 3 above.

On November 3, 2010, the Company entered into the October Purchase Agreement with BGN Acquisitions Ltd. LP, of which our Director, Dr. George Kallins, is the general partner, to purchase a secured promissory note in the principal amount of $250,000. For further detail, please refer to the section 2010, 2011 & 2012 Private Placement Transactions in Note 3 above.

On November 24, 2010 the Board of Directors, excluding Mr. Pappajohn, resolved to ratify an engagement agreement with Equity Dynamics, Inc. a company owned by Mr. Pappajohn, to provide financial advisory services to assist the Company with the Company’s fund raising efforts.  These efforts have included advice and assistance with the preparation of Private Placement Memoranda, investor presentations, financing strategies, identification of potential and actual investors, and introductions to placement agents and investment bankers. The engagement agreement calls for a retainer fee of $10,000 per month starting February 1, 2010.  As of December 30, 2011 the Company had accrued $230,000 for the services provided by Equity Dynamics of which $105,000 has been paid, leaving $125,000 due and outstanding as at December 31, 2011.  The initial term of the agreement is for 12 months from its initiation and can be cancelled by either party, with or without cause, with 30 days written notice.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 11, 2011, the Company, with the consent of holders of a majority in aggregate principal amount outstanding (the “Majority Holders”) of its subordinated unsecured convertible notes (the “January Notes”) amended all of the January Notes to extend the maturity of such notes until October 1, 2012.  The amendment, which is effective as of September 30, 2011, also added a mandatory conversion provision to the terms of the January Notes.  Under that provision, the January Notes would be automatically converted upon the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million (the “Qualified Offering”).  If the public offering price is less than the conversion price then in effect, the conversion price will be adjusted to match the public offering price (the “Qualified Offering Price”).  Pursuant to the terms of the amendment, the January Notes would receive a second position security interest in the assets of the Company (including its intellectual property).  The Majority Holders of the January Notes also consented to the terms of a new $2 million bridge financing (the “$2M Bridge Financing”) and to granting the investors in such financing a second position security interest in the assets of the Company (including its intellectual property) that is pari passu with the second position security interest received by the holders of the January Notes.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 12, 2011, the Company, with the consent of the Majority Holders of its senior secured convertible notes (the “October Notes”), amended all of the October Notes to extend the maturity of such notes until October 1, 2012.  The amendment, which is effective as of September 30, 2011, also added the same mandatory conversion and conversion price adjustment provisions to the terms of the October Notes as were added to the terms of the January Notes.    The Majority Holders of the October Notes also consented to the terms of the $2M Bridge Financing and to granting the investors in such financing as well as the holders of the Company’s January Notes a second position security interest in the assets of the Company (including its intellectual property).  The guaranties that had been issued in 2010 to certain October Note investors by SAIL Venture Partners, L.P. were extended accordingly.

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

On October 18, 2011, CNS Response, Inc. issued $2M Bridge Notes in the aggregate principal amount of $250,000 and warrants to purchase 1,250,000 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $250,000. On November 11, 2011 the terms of the corresponding purchase agreement were amended and restated to provide for the issuance of warrants to purchase a number of shares corresponding to 100% of the number of shares issuable on conversion of the $2M Bridge Notes. Consequently, the shares underlying the warrants issued to Mr. Pappajohn on October 18, 2011 were increased to 2,500,000 shares of common stock.

On November 11, 2011, the Company issued Mr. Pappajohn additional $2M Bridge Notes in the aggregate principal amount of $250,000 and warrants to purchase 2,500,000 shares of common stock for gross proceeds to the Company of $250,000 as part of the 2011 Bridge Financing.  Again on December 27, 2011, the Company issued Mr. Pappajohn additional $2M Bridge Notes in the aggregate principal amount of $250,000 and warrants to purchase 2,500,000 shares of common stock for gross proceeds to the Company of $250,000 as part of the 2011 Bridge Financing.  As of December 27, 2011, the Company has therefore issued 2011 Bridge Notes in the aggregate principal amount of $750,000 and warrants to purchase 7,500,000 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $750,000.

On November 17, 2011, Zanett Opportunity Fund, Ltd., a Bermuda corporation for which McAdoo Capital, Inc. is the investment manager, purchased $2M Bridge Notes in the aggregate principal amount of $250,000 and warrants to purchase 2,500,000 shares of common stock for cash payments aggregating $250,000.  Mr. McAdoo is the president and owner of McAdoo Capital, Inc. On November 21, 2011, the Board of Directors elected Zachary McAdoo to the Board.  Mr. McAdoo will also serve as Chairman of the Board’s Audit Committee.

The Amended and Restated Security Agreement, dated as of September 30, 2011, between the Company and Paul Buck, as administrative agent for the secured parties (the “Amended and Restated Security Agreement”), which replaces the existing security agreement from 2010, and the corresponding security interest terminate (1) with respect to the October Notes, if and when holders of a majority of the aggregate principal amount of October Notes issued have converted their notes into shares of common stock and, (2) with respect to the January Notes and notes to be issued in the $2M Bridge Financing (the “$2M Bridge Notes”), if and when holders of a majority of the aggregate principal amount of January Notes and $2M Bridge Notes (on a combined basis) have converted their notes.

The terms of the October Notes, January Notes and $2M Bridge Notes and all related warrants, as well as details of the transactions in which they were issued, are described above in the section 2010, 2011 & 2012 Private Placement Transactions in Note 3.

6.	REPORTABLE SEGMENTS

The Company operates in two business segments:  referenced neurometric information services and clinical services.  Neurometric Information Services, provides data to psychiatrists and other physicians/prescribers to enable them to make a more informed decision when treating a specific patient with mental, behavioral and/or addictive disorders provides reports (“PEER Reports”).  Clinic operates NTC, a full service psychiatric practice.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables show operating results for the Company’s reportable segments, along with reconciliation from segment gross profit to (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:

	Three months ended December 31, 2011
	Reference Neurometric	Clinic	Eliminations	Total
Revenues	38,000	152,300	(6,000)	184,300

Operating expenses:
Cost of revenues	39,200	6,000	(6,000)	39,200
Research	69,700	-	-	69,700
Product Development	112,500	-	-	112,500
Sales and marketing	286,200	43,800	-	330,000
General and administrative	808,700	252,600	-	1,061,300
Total operating expenses	1,316,300	302,400	(6,000)	1,612,700

Loss from operations	$(1,278,300)	$(150,100)	$-	$(1,428,400)

	Three months ended December 31, 2010
	Reference Neurometric	Clinic	Eliminations	Total
Revenues	34,400	120,600	(7,100)	147,900

Operating expenses:
Cost of revenues	36,100	7,100	(7,100)	36,100
Research	211,000	-	-	211,000
Product Development	144,400	-	-	144,400
Sales and marketing	243,700	3,000	-	246,700
General and administrative	832,700	221,100		1,053,800
Total operating expenses	1,467,900	231,200	(7,100)	1,692,000

Loss from operations	$(1,433,500)	$(110,600)	$-	$(1,544,100)

The following table includes selected segment financial information as of December 31, 2011, related to total assets:

	Reference Neurometric	Clinic	Total

Total assets	$405,900	$55,900	$461,800

7.	EARNINGS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three months ended December 31, 2011 and 2010, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months ended December 31, 2011 and 2010 are as follows:

	2011	2010
Net loss for computation of basic net income (loss) per share	$(2,731,300)	$(97,700)
Net income (loss) for computation of dilutive net income (loss) per share	$(2,731,300)	$(97,700)

Basic net income (loss) per share	$(0.05)	$0.00)

Diluted net income (loss) per share	$(0.05)	$0.00)

Basic weighted average shares outstanding	56,207,507	56,023,921
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	56,207,507	56,023,921

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	53,027,927	2,611,595
Warrants	49,735,693	24,322,648
Options	15,714,871	15,551,655

8.	COMMITMENTS AND CONTINGENT LIABILITIES

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

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 11, 2011, Mr. Brandt and his family business partnership Brandt Ventures, GP filed an action in the Superior Court for the State of California, Orange County against CNS Response, Inc., one of its stockholders and a member of the board of directors, alleging breach of a promissory note agreement entered into by Brandt Ventures, GP and the Company and alleging that Mr. Brandt was wrongfully terminated as CEO in April, 2009 for which he is seeking approximately $170,000 of severance. The plaintiffs seek rescission of a $250,000 loan made by Brandt Ventures, GP to the Company which was converted into common stock in accordance with its terms, restitution of the loan amount and compensatory and punitive damages for Mr. Brandt's termination. The Company was served with a summons and complaint in the action on July 19, 2011. On November 1, 2011, Mr. Brandt filed an amended complaint amending their claims and adding new claims against the same parties. CNS Response, Inc. believes the complaint to be devoid of any merit and is vigorously defending the action.

The Company has expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  The Company does not know whether Mr. Brandt will institute additional claims against the Company and the defense of any such claims could involve the expenditure of additional resources by the Company.

Lease Commitments

On December 30, 2009 the Company entered a three year lease, commencing February 1, 2010 and terminating on January 31, 2013 for its new Headquarters and Neurometric Information Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  The 2,023 square foot facility has an average cost for the lease term of $3,600 per month.  The remaining lease obligation totals $53,700: being $37,100 and $16,600 for fiscal years 2012 and 2013 respectively.

The Company leases space for its Clinical Services operations under an operating lease.  The original lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility has an average cost for the lease term of $5,100 per month. The remaining lease obligation totals $88,000: being $49,200 and $38,800 for fiscal years 2012 and 2013 respectively.

The Company incurred rent expense of $27,500 and $27,000 for the three months ended December 31, 2011 and 2010 respectively.

On November 8, 2010 we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months ending October 2014 and the monthly payment is $412. As of December 31, 2011 the remaining lease obligation is $13,600: being $3,800, $4,900 and $4,900 for fiscal years 2012, 2013 and 2014 respectively.

11.	SUBSEQUENT EVENTS

Events subsequent to December 31, 2011 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  The following events have occurred since December 31, 2011.

On November 18, 2011, the Company had entered into an Amended and Restated Note and Warrant Purchase Agreement (the “$2M Bridge Financing Purchase Agreement”) in connection with a $2 million bridge financing (the “$2M Bridge Financing”) with accredited investors.  Pursuant to the agreement, the Company, between January 9, 2012 and January 31, 2012, issued subordinated secured convertible notes (the “$2M Bridge Notes”) in the aggregate principal amount of $920,000 and warrants to purchase 9,200,000 shares of common stock to eight accredited investors. One of these notes for an aggregate principal amount of $40,000 and warrants to purchase 400,000 shares of common stock were issued to an entity affiliated with Zachary McAdoo, who is a member of the Company’s Board of Directors.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Bridge Financing Purchase Agreement provides for the issuance and sale of $2M Bridge Notes in the aggregate principal amount of up to $2,000,000, and warrants to purchase a number of shares corresponding to 100% of the number of shares issuable on conversion of the Bridge Notes, in one or multiple closings to occur no later than April 1, 2012.  The Company had previously issued $2M Bridge Notes pursuant to the $2M Bridge Financing Purchase Agreement in the aggregate principal amount of $1,080,000 and related warrants to purchase 10,800,000 shares of common stock. Together with the January 9, 2012 through January 31, 2012 issuances, the Company has issued $2M Bridge Notes in the aggregate principal amount of $2,000,000 and related warrants to purchase 20,000,000 shares of common stock pursuant to the $2M Bridge Financing Purchase Agreement. For descriptions of the $2 Bridge Notes and related warrants, please see Note 3 above.

Monarch Capital Group LLC (“Monarch”) acted as non-exclusive placement agent with respect to the placement of $2M Bridge Notes issued during January 2012, in the aggregate principal amount of $80,000 and related warrants, pursuant to an engagement agreement, dated October 20, 2011, between the Company and Monarch. Under the engagement agreement, in return for its services as non-exclusive placement agent, Monarch was entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of $2M Bridge Notes to investors introduced to the Company by Monarch; (b) a cash expense allowance equal to 2% of the gross proceeds raised from the sale of $2M Bridge Notes to such investors; and (c) five-year warrants, which are identical to the investor warrants associated with the $2 Bridge Financing, to purchase common stock of the Company equal to 10% of the shares issuable upon conversion of $2M Bridge Notes issued to such investors. In connection with the January 2012 closings, Monarch received a cash fee of $8,000 and a cash expense allowance of $1,600 and received warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

Innerkip Capital Management, Inc. (“Innerkip”), a Toronto-based exempt market dealer registered with the Ontario Securities Commission (OSC), acted as non-exclusive placement agent with respect to the placement of $2M Bridge Notes issued during January 2012, in the aggregate principal amount of $650,000 and related warrants, pursuant to a Finder’s Agreement which was formalized and dated February 13, 2012, between the Company and Innerkip. Under the Finder’s Agreement, in return for its services as non-exclusive placement agent, Innerkip is entitled to receive (a) a cash fee equal to 7% of the gross proceeds raised from the sale of $2M Bridge Notes to investors, originated in Canada, introduced to the Company by Innerkip and (b) five-year warrants, which are identical to the investor warrants associated with the $2M Bridge Financing, to purchase common stock of the Company equal to 7% of the shares issuable upon conversion of $2M Bridge Notes issued to such investors. In connection with the January 2012 closings, Innerkip will received a cash fee of $45,500 and will be issued warrants to purchase 455,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

The Company held a special meeting of stockholders on January 27, 2012. At that meeting 35,374,880 shares of common stock were voted, representing 62.92% of the outstanding shares.  The Company’s stockholders voted (by a vote of 35,304,855 to 25,025, with 45,000 votes abstaining and 0 broker non-votes) to approve the amendment of the Company’s Certificate of Incorporation for the purposes of effecting a reverse stock split of common stock at a specific ratio within a range from 1 for 10 to 1 for 50 and simultaneously with the reverse split, reducing the number of authorized shares of common stock available for issuance from 750,000,000 to 100,000,000, and to authorize the Company’s Board of Directors to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split. The Company’s stockholders also voted (by a vote of 35,312,228 to 23, with 62,629 votes abstaining and 0 broker non-votes ) to ratify the selection of Cacciamatta Accountancy Corporation as the independent registered public accounting firm of the Company for the fiscal year ending September 30, 2012.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2011 and presumes that readers have access to, and will have read, the “Management's Discussion and Analysis or Plan of Operation” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the three months ended December 31, 2011 and 2010.  Except for historical information, the matters discussed in this management's discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Clinical Services

In January 2008, we acquired our then largest customer, the Neuro-Therapy Clinic, Inc. Upon the completion of the transaction, NTC became a wholly-owned subsidiary of ours. NTC operates one of the larger psychiatric medication management practices in the state of Colorado, with five full time and six part time employees including psychiatrists and clinical nurse specialists with prescribing privileges. Daniel A. Hoffman, M.D. is the medical director at NTC, and, after the acquisition, became our Chief Medical Officer and served as our President from April 2009 to April 2011.

NTC, having performed a significant number of PEER Reports, serves as an important resource in our product development, the expansion of our PEER Online database, production system development and implementation, along with the integration of our PEER Online services into a medical practice. Through NTC, we also expect to develop marketing and patient acquisition strategies for our Neurometric Information Services business. Specifically, NTC is learning how to best communicate the advantages of PEER Online to patients and referring physicians in the local market. We will share this knowledge and developed communication programs learned through NTC with other physicians using our services, which we believe will help drive market acceptance of our services. In addition, we plan to use NTC to train practitioners across the country in the uses of PEER Online technology.

We view our Clinical Services business as secondary to our Neurometric Information Services business, and we have no current plans to expand this business.

Working Capital

Since our inception, we have generated significant net losses. As of December 31, 2011, we had an accumulated deficit of approximately $45.0 million, and as of December 31, 2010, our accumulated deficit was approximately $33.5 million. We incurred operating losses of $1.4 million and $1.5 million for the three months ended December 31, 2011 and 2010, respectively and incurred net losses of $2.7 million and $0.1 million for those respective periods.  We expect our net losses to continue for at least the next couple of years. We anticipate that a substantial portion of our capital resources and efforts will be focused on the scale-up of our commercial organization, research and product development and other general corporate purposes, including the payment of legal fees incurred as a result of our litigation.  Research and development projects include the completion of more clinical trials, including and FDA Investigational Device Exemption (IDE) study, which are necessary to further validate the efficacy of our products and services relating to our PEER technology across different types of behavioral disorders; the enhancement of the CNS Database and PEER process, and to a lesser extent, the identification of new medications that are often combinations of approved drugs.  We anticipate that future research and development projects will be funded by grants or third-party sponsorship, along with funding by the Company.

As of December 31, 2011, our current liabilities of approximately $14.3 million exceeded our current assets of approximately $0.4 million by approximately $12.9 million and our net losses will continue for the foreseeable future.  As part of the $14.3 million of current liabilities we have approximately $6.6 million of secured convertible debt which is discounted to $5.2 million. Since December 31, 2011, we have raised an additional $920,000 from the issuance of subordinated secured convertible debt; however, we will need immediate additional funding to continue our operations plus substantial additional funding before we can increase the demand for our PEER Online services.  In addition, we will have to repay the currently outstanding notes plus interest starting October 1, 2012, unless we can raise at least $10 million through a public offering (in which case, pursuant to their terms as amended, the October and January Notes would automatically be converted into shares of our common stock, while holders of the $2M Bridge Notes would be able to choose whether to convert or redeem such notes).

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

Recent Developments in Fiscal Year 2011

Optum Approval as Emerging Technology:   The Company has been involved in a one-year Technology Assessment process with United Healthcare, the nation’s largest health insurance carrier, reviewing clinical evidence to determine the clinical effectiveness and reimbursement coverage for the Company’s technology.  Optum, a unit of United Healthcare Group, approved PEER Outcomes for reimbursement as an “emerging technology,” determining that it had sufficient evidence based on two randomized controlled trials with statistical significance and reasonable effect size.  The technology is approved for use in pilot programs for selected regions and/or clients.

During 2011 we released the results of several studies which had been conducted during the year as follows:

Commercial Payer Analysis: We conducted a retrospective analysis of physician reports and health records of patients who were members of several of the nation’s largest managed care networks. The results were presented at the 2011 NEI Global Psychopharmacology Congress and are being submitted for publication in a peer-reviewed journal.  The analysis of 257 evaluable patient records for the period starting in 2003 through mid-2011, represents cases in which the prescribers utilized PEER Outcome Reports for these patients. The analysis found that prescribers using the PEER Outcomes reported reduced trial-and-error pharmacotherapy through the following findings:

•	27 patients (11%) actually required no medications at all after the PEER report.

•	Of the remaining patients who required medications:

•	87% of the patients achieved “much improved” or “very much improved” on the Clinical Global Improvement standardized outcomes measurement.

•	69% of the patients achieved Maximum Medical Improvement (MMI) in an average of four visits.

•	Out of 68 (26%) patients who had reported suicidality preceding their PEER Outcome Report, nine (4%) reported suicidal thoughts during the average two year follow-up period.

•	Out of 33 patients who had experienced a severe adverse event on their previous medications, 18 (55%) had PEER Outcome Reports which indicated poor outcomes for those medications in patients with similar EEG findings, suggesting caution in using those drugs.

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

•	The primary endpoint of the analysis was to measure impact on healthcare utilization, with a 25% reduction in health care costs experienced for those in the PEER group versus those in the control cohort. However, because the claim sample size was small (only 29 health care records), the reduction did not reach statistical significance.

•	Drug mix: a significantly higher proportion of older medications were utilized by physicians in the tested group, with generally fewer SSRIs (Selective Serotonin Reuptake Inhibitors) and Atypical Antipsychotics, and categorical increases in MAOI (Monoamine Oxidase Inhibitors) and Tricyclic class antidepressants, and certain stimulants.

Eating Disorders Study: On September 8, 2011, we published in the Neuropsychiatric Disease and Treatment, the journal of the INA, a paper entitled “Retrospective Chart Review of a Referenced EEG Database in Assisting Medication Selection for Treatment of Depression in Patients with Eating Disorders.” The physicians reviewed two-year pre-treatment data and between two- to five-year follow-up data, found that study patients experienced significantly decreased depressive symptoms and overall 53 percent fewer hospitalization days, which significantly reduced overall healthcare costs. In addition, according to the study, the wide variety of medications successfully used to treat study patients suggests there is no single class of medications for treating eating disorders. Instead, by developing individual treatment regimens, correlated to a patient’s unique neurophysiology, physicians were able to achieve significant reductions in trial-and-error practice. The subjects had previously failed an average of 5.7 medications over an average of nine years.

•	The study group focused on 22 eating disorders patients with a median age of 21 years. The average age of onset of eating disorders symptoms was 15.6 years. The primary comorbid diagnosis for each patient included either major depressive disorder (MDD) for 18 (82%) of the patients or bipolar disorder (BPD) for four (18%) of the patients. Additionally, 12 individuals were diagnosed with comorbid obsessive-compulsive disorder (OCD), three with attention deficit disorder (ADHD), five with past alcohol abuse/dependence, six with generalized anxiety disorder (GAD), and one with post-traumatic stress disorder (PTSD). According to the study:

•	Not only did most of the patients’ depression and severity scores normalize quickly and significantly, but they also continued to improve during the two-to-five-year follow-up period.

•	As early as six months from starting treatment, 11 patients (50%) reported complete remission of depression symptoms, nine reported mild depression symptoms, and two remained moderately depressed.

•	In total, prior to physician use of PEER Outcome data, 18 patients (82%) had inpatient hospitalizations; only seven (32%) required hospitalizations in the two- to five-year follow-up period, which resulted in shorter stays and less intensive treatment (e.g. partial hospitalization versus inpatient).

Polypharmacy Paper: On October 19, 2011 we published an additional paper in Neuropsychiatric Disease and Treatment, the journal of the International Neuropsychiatric Association (“INA”), entitled “Polypharmacy or Medication Washout: An Old Tool Revisited.”  The paper includes a comparison of the advantages and risks from using medication washout versus polypharmacy with treatment-resistant patients. Polypharmacy is a common medical practice in which physicians prescribe additional psychiatric medications on top of previous medications already being used for a patient.  This can result in patients being on too many drugs with the potential for harmful side effects.   When done appropriately, washing medications out of select patients can be valuable in supporting better patient diagnosis and assessing medication needs, and can reduce the risks resulting from unknown drug interactions. While some patients will still need more than one medication as part of their treatment regimen, the ultimate goal is to determine which medications are necessary and effective for an individual patient. The paper highlights previous study findings and current data related to medication washout and polypharmacy, including:

•	A recently reported study, published in July, 2011, by Rush et al in the American Journal of Psychiatry, Combining Medication to Enhance Depression Outcomes (CO-MED), funded by the National Institutes of Health, started patients on several antidepressants (with synergistic pharmacological effects) at the same time. The study findings suggest that for a significant number of patients with major depression, polypharmacy adds to the side effect burden without an increase in efficacy.

•	A recent study of 659 depressed patients found that their rate of cardiovascular problems increased from 8.8 percent to 30.7 percent after only six weeks of polypharmacy. This study was published in September 2008 in the American Heart Journal by lead author Wei Jiang MD. from Duke University.

•	According to an Army report released in 2010, between 2006 and 2009, 101 soldiers died as a result of multiple drug toxicity while under the care of the Army’s Wounded Warrior Transition Units.

•	Use of polypharmacy in the elderly can lead to morbidity and mortality. As early as 1992, it was reported that psychotropic agents are the most commonly misused drugs in the elderly and are associated with increased illness severity, hospitalizations, number of physician visits, as well as other issues.

•	In a study of 2,009 treatment-resistant patients who underwent total medication washout, only five patients (0.25%) discontinued the washout process due to either rebounding of their original mood disorder or discontinuation symptoms, while an additional 15 (0.75%) complained of an adverse response but continued the washout. Most of the adverse events were related to mild or moderate discontinuation symptoms with no mortality or serious morbidity in the patients’ functioning. This study was presented as a poster at the U.S. Psychiatric Congress in 2008 by the lead study author Daniel A. Hoffman MD.

Product Development

Within the past year significant changes have been made to the Company’s product architecture and database, as well as refinement of its market focus with physicians and payers.   Accordingly, the Company has introduced PEER Online™ as its cloud-based platform for physicians and the PEER Outcome™ Report as its output.   The designation rEEG® will continue to be used in reference to the Company’s original database, but not to its services or output.  Significant updates to the outcome database have occurred over the past year, including:

•	Significant expansion from the current 17,000 endpoint database, based on receipt of hundreds of new patient outcomes from network physicians. With the anticipated addition of approximately 2,000 new subjects under an Investigational Device Exemption study with the U.S. Military, the PEER Outcome database has the potential to more than double during the term of the study.

•	The Company is upgrading its normative database to improve the robustness and utility of its findings, using the Neuroguide platform from Applied Neurosciences Inc. In addition to an improved normative dataset and significantly more variables for characterizing neurophysiology (10 times more than our current database), this platform offers the opportunity for improved pattern recognition and display of three-dimensional findings from quantitative EEG through LORETA, a modeling capability which analyzes deeper structures within the brain.

Transcranial Magnetic Stimulation

•	In November 2011, we acquired a neurometric platform, and other intellectual property, which may help physicians better understand positive or negative patient response to Transcranial Magnetic Stimulation (TMS). The data is expected to be available to physicians through our PEER Online platform in early 2012.

•	TMS is a non-invasive outpatient procedure that uses magnetic fields to stimulate areas of the brain thought to control mood. TMS, which is approved by the U.S. Food and Drug Administration and offered approximately 300 psychiatrists nationwide, is sometimes used as an alternative treatment for patients who have failed one or more antidepressants for the treatment of depression. While treatment periods vary by patient, a typical treatment regime generally involves 20 to 30 treatments over a four to six week period.

•	The TMS responsivity data, which is based on an EEG, helps physicians learn how patients with similar EEG patterns responded to TMS, thereby enabling them to more effectively guide patients most likely to benefit from this treatment and reduce expenditures on patients for whom TMS is not likely to be an effective solution for their depression.

2010, 2011 & 2011 Private Placement Transactions

From June 3, 2010 through to November 12, 2010, we raised $3.0 million through the sale of senior secured convertible notes (“October Notes”) and warrants. Of such amount $1.75 million was purchased by members of our Board of Directors or their affiliate companies.

From January 20, 2011 through to April 25, 2011, we raised $2.50 million through the sale of subordinated convertible notes (“January Notes”) and warrants. Of such amount, $1.00 million was purchased by members of our Board of Directors or their affiliate companies. These January Notes have subsequently been amended to add a second position security interest.

From October 12, 2011 through December 27, 2011, we raised an additional $1.08 million through the sale of subordinated secured convertible notes (“$2M Bridge Notes”) and warrants. Furthermore, between January 9, 2012 and January 31, 2012 we raised $920,000 through the sale of $2M Bridge Notes. See Note 3 and Note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Results of Operations for the Three Months Ended December 31, 2011 and 2010

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

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended December 31,
	2011	2010

Revenues	100%	100%
Cost of revenues	21	24
Gross profit	79	76
Research	38	142
Product Development	61	98
Sales and marketing	179	167
General and administrative expenses	576	713
Operating loss	(775)	(1,044)
Other income (expense), net	(706)	978
Net income (loss)	(1,481)%	(66)%

Revenues

The following table presents revenues for each of the periods indicated and the corresponding percent change.

	Three Months Ended December 31,		Percent
	2011	2010	Change

Neurometric Information Service Revenues	$32,000	$27,300	17%
Clinical Service Revenues	152,300	120,600	26%
Total Revenues	$184,300	$147,900	25%

With respect to our Neurometric Information Services business the number of paid rEEG Reports delivered increased from 69 for the three months ended December 31, 2010, to 97 for the three month ended December 31, 2011, while the average revenue per report increased from $395 to $396 per report for the three months ended December 31, 2011.  The total numbers of free rEEG reports processed were 19 and 40 for the three months ended December 31, 2010 and 2011 respectively.  These free rEEG reports are used for training new psychiatrist, database-enhancement and compassionate-use purposes.

Clinical Service revenues increased by $31,700 for the three months ended December 31, 2011 from the equivalent period in 2010. This is partly due to the additional psychiatrist being fully credentialed with insurance payers in the latter period, and partly due to the increased advertising which brought in additional patients and therefore revenue.

Cost of Revenues

The following tables present cost of revenues for each of the periods indicated and the corresponding percent change.

	Three Months Ended December 31,		Percent
	2011	2010	Change

Cost of Neurometric Information Services revenues	$39,200	$36,100	9%

Cost of Neurometric Information Services revenues consists of payroll, consulting, and other miscellaneous costs.  Consulting costs primarily represent external costs associated with the processing and analysis of PEER Reports and range between $75 and $100 per rEEG Report.

	Three Months Ended December 31,
Key Expense Categories	2011	2010	Change
Salaries and benefit costs	$27,900	$27,500	$400
Consulting fees	10,500	7,000	3,500
Other miscellaneous costs	800	1,600	(800)

Total Costs of Revenue	$39,200	$36,100	$3,100

Comparing the three months ended December 31, 2011, with the corresponding period in 2010, the direct labor and benefits and miscellaneous costs remained substantially constant; consulting fees increased by $3,500 in the 2011 period due to the additional throughput of PEER Reports.

We expect costs of revenues will increase as an absolute number as more rEEG Reports are processed. However, we expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Research

The following tables present research expenses for each of the periods indicated and the corresponding percent change.

	Three Months Ended December 31,		Percent
	2011	2010	Change

Neurometric Information Services Research	$69,700	$211,000	(67)%

Research expenses consist of payroll costs (including stock-based compensation costs), consulting fees, and other miscellaneous costs.

	Three Months Ended December 31,
Key Expense Categories	2011	2010	Change
Salaries and benefit costs	$59,600	$195,800	$(136,200)
Consulting fees	3,100	3,000	100
Other miscellaneous costs	7,000	12,200	(5,200)
Total Research	$69,700	$211,000	$(141,300)

Comparing the three months ended December 31, 2011 with the corresponding period in 2010, the focus of the research and development department moved from conducting the clinical study to analyzing the data and drafting research papers for publications. With this shift in focus, Salaries and benefit costs decreased by $136,200 in the 2011 period primarily due to the reduction of research staff in the 2010 quarter and concomitant accrual of their severance pay. Additionally, the reduction is also due to the move of certain staff and their associated costs to the Product Development cost center: consulting costs remained substantially constant for the two periods while other miscellaneous costs decreased by $5,100 partly due to the reduction in force in the 2010 quarter.

Product Development

The following tables present product development expenses for each of the periods indicated and the corresponding percent change.

	Three Months Ended December 31,		Percent
	2011	2010	Change

Neurometric Information Services Product Development	$112,500	$144,400	(22)%

Product development expenses consist of payroll costs (including stock-based compensation costs), consulting fees, system development costs and other miscellaneous costs.

	Three Months Ended December 31,
Key Expense Categories	2011	2010	Change
Salaries and benefit costs	$52,400	$76,900	$(24,500)
Consulting fees	0	20,800	(20,800)
System development costs	58,900	38,600	20,300
Other miscellaneous costs	1,200	8,100	(6,900)
Total Product Development	$112,500	$144,400	$(31,900)

Comparing the three months ended December 31, 2011 with the corresponding period in 2010:  salaries and benefits decreased in the 2011 quarter primarily due to a reclassification of vacation pay as the product development cost center was separated from the research cost center. Consulting fees decreased by $20,800 in the 2011 quarter as no consultants were needed during this quarter to assist with FDA filings. System development and maintenance cost increased by $20,300 in the 2011 quarter as $40,000 was spent on programming on a substantial upgrade of the PEER Online system’s normative database; a further $11,700 was spent on enhancing the physician’s portal system. In the 2010 quarter the system development and maintenance projects were focused on general support and the development of the iPad application. Other miscellaneous costs decreased by $6,900 in the 2011 quarter largely due to a reduced travel schedule.

Sales and marketing

The following tables present sales and marketing expenses for each of the periods indicated and the corresponding percent change.

	Three Months Ended December 31,		Percent
	2011	2010	Change
Sales and Marketing
Neurometric Information Services	$286,200	$243,700	17%
Clinical Services	43,800	3,000	136%
Total Sales and Marketing	$330,000	$246,700	34%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees and conference and travel expenses.

	Three Months Ended December 31,
Key Expense Categories	2011	2010	Change
Salaries and benefit costs	$177,700	$175,700	$2,000
Advertising and marketing costs	27,700	3,600	24,100
Consulting fees	55,100	36,800	18,300
Conferences and travel costs	21,100	23,900	(2,800)
Other miscellaneous costs	4,600	3,700	900
Total Sales and marketing	$286,200	$243,700	$42,500

Comparing the three months ended December 31, 2011, with the same period in 2010; payroll and benefits increased by $20,000 with the addition of the VP of Customer Relations who started in February, 2011. This increase was offset by a reduction of stock-based compensation expense of $18,000 during this same period for a net increase in payroll and benefits of $2,000.  Advertising and marketing expenses increased by $24,100 in the 2011 quarter due to a partial payment of $26,000 to Medco in conjunction with a retrospective study using Medco and CNS Response data (the “Medco Study”) to provide an analysis to show payers the economic benefits of the PEER Reports. Consulting fees increased by $18,300 primarily due to consultants engaged to assist the Company in becoming a US General Services Administration (“GSA”) qualified supplier to enable the Company to service the military and the Department of Veterans Affairs. Additionally we engaged a media consultant to develop radio advertising spots and a marketing plan.  Conference and travel and miscellaneous expenditures over the two respective periods remained substantially unchanged.

For Clinical Services, Sales and Marketing expenses increased by $40,800 for the three months ended December 31, 2011, as compared to the prior year’s period, as Clinical Services has embarked on a radio advertising campaign which started in late December of 2010.  We anticipate a moderate increase in marketing expenditure as we have determined that select radio advertising is effective in attracting new patients to the clinic: with the addition of our newly recruited psychiatrist, the clinic has the capacity to treat more patients.

General and administrative

The following tables present general and administrative expenses for each of the periods indicated and the corresponding percent change.

	Three Months Ended December 31,		Percent
	2011	2010	Change
General and administrative
Neurometric Information Services	$808,700	$832,700	(3)%
Clinical Services	252,600	221,100	14%
Total General and administrative	$1,061,300	$1,053,800	(1)%

General and Administrative expenses for our Neurometric Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal, other professional and consulting fees, patent costs, marketing and investor relations expenses, conference and travel and miscellaneous costs, dues and subscriptions, and general administrative and occupancy costs;

	Three Months Ended December 31,
Key Expense Categories	2011	2010	Change
Salaries and benefit costs	$399,500	$413,300	$(13,800)
Legal fees	131,500	113,200	18,300
Other professional and consulting fees	122,400	149,100	(26,700)
Patent costs	46,900	58,800	(11,900)
Marketing and investor relations costs	4,700	3,300	1,400
Conference and travel costs	33,400	25,200	8,200
Dues & subscriptions fees	13,500	19,300	(5,800)
General admin and occupancy costs	56,600	50,500	6,100
Total General and administrative costs	$808,500	$832,700	$(24,200)

With respect to our Neurometric Information Services business, in the three months ended December 31, 2011, compared to the same period in 2010 we had the following changes:

•	Payroll and benefit expenses decreased by a net $13,800, of which $35,600 was due to a decrease in stock-based compensation as certain stock option grants became fully vested. This decrease was partially offset by in increase in salary and benefit cost of $21,300 with the addition of our accountant.

•	Legal fees showed a net increase of $18,300; this was due to a reduction in general and SEC counsel expenditures of $75,700 as certain expenses are being capitalized as offering costs associated with our proposed registered offering. This reduction is more than offset by increased expenditure on the Brandt litigation of $86,600. We have increased expenditure with our FDA counsel by $11,700 as we have been actively engaged with the FDA in connection with the registration of our PEER Manual product as a Class I medical device and have filed for an FDA Investigational Device Exemption (IDE) for our PEER Interactive product so that upon FDA approval, we can proceed with our clinical study with the military.

•	Professional and consulting fees decreased by a net $26,700 which was partly due to the mix of consulting services used in the respective periods. In the 2010 quarter we expended $19,000 for public relations services and $14,400 for a consultant who advised us on health insurance payers, neither of which generated expenses in the 2011 quarter.

•	Patent costs decreased by $11,900 largely because of timing of patent application and maintenance costs in the two respective periods.

•	Conference and travel costs increased by $8,200 in 2011due to increase activity in pursuing the FDA IDE filing and in interacting with the military to prepare for our IDE study. Both FDA and military locations, being based on the East Coast, required multiple cross-country trips. Most cross-country trips are also combined with financing efforts requiring visits to the East Coast.

•	Marketing and investor relations costs, dues and subscriptions and general administrative and occupancy costs remained substantially unchanged in the two respective periods.

For Clinical Services, General and Administrative expenses includes all costs associated with operating of the Neuro-Therapy Clinic which are: payroll costs, medical supplies, occupancy costs and other general and administrative support costs.  These costs increased by $31,500 to $252,600 in the three months ending December 31, 2011, from $221,100 in the 2010 quarter.  This increase is due to multiple increases including: a salary increase for the Chief Medical Officer, an increase in the payroll of hourly staff concomitant with the increased revenue and minor increases in general expenditures.

Other income (expense)

The following table presents other income (expense) for each of the periods indicated and the corresponding percent change.

	Three Months Ended December 31,		Percent
	2011	2010	Change

Neurometric Information Services income (expense), net	$(1,302,000)	$1,447,700	*
Clinical Services income (expense)	-	-	*
Total other income (expense)	$(1,302,000)	$1,447,700	*
* not meaningful

For the three months ended December 31, 2011 and 2010 net other non-operating income/(expense) for Neurometric Information Services were $(1,302,000) and $1,447,700, respectively, as follows:

•	For the three months ended December 31, 2011, we incurred non-cash interest charges totaling $1,487,700, of which $138,900 was accrued interest on our promissory notes at 9% per annum; the remaining balance of $1,345,200 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges. The actual net interest paid in cash for the three months period was approximately $3,400.

•	We incurred finance fees totaling $45,300 in association with our private placement of convertible notes. Of these finance fees $39,600 was paid in cash and $5,700 was the fair value of warrants that were issued to the placement agent.

•	Offerings cost of $6,800, related to the Alberta securities commission comments related to the Canadian prospectus which was withdrawn.

•	Under ASC 815, all derivative instruments are required to be measured subsequently at fair value and the change in fair value of non-hedging derivative instrument shall be recognized currently in earnings. Revaluation of our derivative liabilities for the promissory note conversion feature and associated warrants for the year ended December 31, 2011, resulted in a non-cash gain of $232,100. For December 31, 2010 period this non-cash charge for derivative liabilities was a gain of $4,217,500. The Company experiences large changes in the valuation of derivative liabilities from quarter to quarter as a result of the volatility in our stock price.

Net Loss

The following table presents net loss for each of the periods indicated and the corresponding percent change.

	Three Months Ended December 31,		Percent
	2011	2010	Change

Neurometric Information Services net profit (loss)	$(2,581,200)	$12,900	200%
Clinical Services net loss	(150,100)	(110,600)	36%
Total Net Loss	$(2,731,300)	$(97,700)	28%

The net loss for our Neurometric Information Services business of approximately $2.58 million for the three months ended December 31, 2011 compared to the $12,900 gain in the same period in the prior year is primarily due to the non-cash changes in our other income amount described above. For the 2010 period we had a net gain in other income of $1.45 million largely due to a substantial non-cash gain as a result of the valuation of our derivative liabilities. For the 2011 period we only experienced a minor gain from derivative liabilities, the difference being a reduction of $3.98 million in this gain from the 2010 period to the 2011 period.

For our Clinical Services the net loss of $150,100 in the three months ended December 31, 2011, which is an increase of $39,500 over the same period in the prior year. Although revenues increased by roughly $31,700, expenses increased by roughly $71,200.

The Company’s operating loss of $1.43 million for the three months ended December 31, 2011, is a reduction of $115,700 for the same period in the prior year, however this improvement is masked in the net loss line due to multiple charges associated with non-cash interest expenses and changes in non-cash derivative liabilities, which stem from our promissory note financings. Upon raising gross proceeds of $10 million in a qualified offering, a majority of the promissory notes would automatically convert to equity and the pricing of the warrants will be set as per our agreement with holders of a majority in aggregate principal amount outstanding of our notes. The remaining notes would either convert or be redeemed. This would result in the elimination of the derivative liabilities and the non-cash interest charges which currently have a major impact our other income and expense line.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses. As of December 31, 2011, we had an accumulated deficit of approximately $45.0 million, and for September 30, 2011 our accumulated deficit was approximately $42.2 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of December 31, 2011, we had approximately $113,100 in cash and cash equivalents and a working capital deficit of approximately $13.9 million compared to approximately $93,400 in cash and cash equivalents and a working capital deficit of approximately $11.5 million at September 30, 2011. The working capital deficit as of December 31, 2011 includes the $6.6 million of convertible promissory notes outstanding of which $3.0 million are senior and secured and $3.6 are subordinated and secured.

Operating Capital and Capital Expenditure Requirements

Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds in order to continue to conduct our business.  Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations.

Although since December 31, 2011 we have raised gross proceeds of $920,000 through the sale of subordinated secured convertible promissory notes, we need additional funds immediately to continue our operations and will need substantial additional funds before we can increase demand for our PEER Online services.  In addition, we will have to repay the currently outstanding notes plus interest starting October 1, 2012, unless we can raise at least $10 million through a public offering (in which case, pursuant to their terms as amended, the October and January Notes would automatically be converted into shares of our common stock, while holders of the $2M Bridge Notes would be able to choose whether to convert or redeem such notes).

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

Sources of Liquidity

Since our inception substantially all of our operations have been financed primarily from equity and debt financings.  Through December 31, 2011, we had received proceeds of approximately $13.7 million from the sale of stock, $13.3 million from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the Company.

From June 3, 2010 through to November 12, 2010, we raised $3.0 million through the sale of secured convertible notes (October Notes) and warrants. From January 20, 2011 through to April 25, 2011, we raised $2.5 million through the sale of subordinated secured convertible notes (January Notes) and warrants. From October 11, 2011 through January 31, 2012, we raised $2.0 through the sales of additional subordinated secured convertible notes ($2M Bridge Notes). Of such amounts, an aggregate of $3.75 million was purchased by members of our Board of Directors or their affiliate companies. See Note 3 and Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows

 Net cash used in operating activities was $1.0 million for the three months ended December 31, 2011 compared to $1.2 million for the three months ended December 31, 2010.  The decrease in cash used in operations of $0.2 million was primarily due to a general cost cutting/containment across the board.

Net cash used in investing activities increased to $23,100 for the three months ended December 31, 2011 as compared to $15,900 for the same period ended December 31, 2010. Our 2011 investing activities were primarily related to the acquisition of intellectual property and some minor purchases of computer equipment. In the 2010 period we acquired EEG equipment to be loaned out to customers.

Net cash proceeds from financing activities for the three months ended December 31, 2011 were approximately $1.04 million, net of offering costs, raised through our sale of subordinated secured convertible notes and warrants (the $2M Bridge Notes).

Net cash proceeds from financing activities for the three months ended December 31, 2010 were approximately $1.84 million, net of offering costs, raised on October 1, 2010 through November 12, 2010 from our sales of our secured convertible notes and warrants (October Notes). We also entered into an equipment lease which generated net proceeds of $15,900. These proceeds were partly offset by the repayment of $24,700 on a promissory note issued to Daniel Hoffman in connection with our acquisition of NTC.

Contractual Obligations and Commercial Commitments

As of December 31, 2011, our combined lease obligations are $169,700; our remaining lease obligation on our Aliso Viejo office, which expires on January 31, 2013, is $53,700 in total: being $37,100 and $16,600 for fiscal years 2012 and 2013 respectively, with an average monthly rental of $3,600 over the entire lease period. Our remaining lease obligation on our Greenwood Village, CO, clinic office, which expires of April 30, 2013, is $88,000 in total: $49,200 and $38,700 for fiscal years 2012 and 2013 respectively, with an average monthly rental of $5,100 over the entire lease period.

Derivative Liability

Current liabilities at December 31, 2011 include $6.1 million of derivative liability. This amount includes:

1.	$3.1 million, which represents the fair value liability associated with the warrants issued in conjunction with the October, January and $2M Bridge Notes.

2.	$3.0 million, which represent the fair value liability associated with the conversion option of the October, January and $2M Bridge Notes. (Please see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)

The carrying value of these derivative liabilities will be reassessed each quarter and any change in the carrying value will be booked to other income (expense) in the income statement. For the three months ended December 31, 2011 we booked a gain of $0.23 million in the carrying value of these derivatives, compared to $4.22 million gain for the same period ended December 31, 2010.

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

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15, as of December 31, 2011, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of December 31, 2011 for the reasons described below.

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

To the knowledge of our management, including our PEO and PFO, none of the aforementioned significant deficiencies led to a misstatement of our results of operations for the three months ended December 31, 2011, or statement of financial position as of December 31, 2011.

The Company is planning to develop a comprehensive and formal accounting and procedures manual and has identified a resource to assist with the development of such manual.

Changes in Internal Control Over Financial Reporting

Other than as stated above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Please see Note 8 of our Notes to Unaudited Condensed Consolidated Financial Statements for a description of our litigation with Leonard Brandt.

Item 1A.	Risk Factors

Investing in our securities involves risks. In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1.A. Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2011. If any of the risks and uncertainties set forth herein and therein actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties described in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended September 30, 2011 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

In addition, this quarterly report on Form 10-Q contains forward-looking statements. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended September 30, 2011. Please see the introductory section to “Part I - Item 2. Management’s Discussion of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q for further information on these forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

2010, 2011 and 2012 Private Placement Transactions

From June 3, 2010 through to November 12, 2010, we raised $3.00 million through the sale of senior secured convertible notes (“October Notes”) and warrants.  Of such amount $1.75 million was purchased by members of our Board of Directors or their affiliate companies.

From January 20, 2011 through to April 25, 2011, we raised $2.50 million through the sale of subordinated convertible notes (“January Notes”) and warrants. Of such amount, $1.00 million was purchased by members of our Board of Directors or their affiliate companies. These January Notes have subsequently been amended to add a second position security interest.

From October 12, 2011 through January 31, 2012, we raised an additional approximately $2.0 million through the sale of subordinated secured convertible notes (“$2M Bridge Notes”) and warrants.

The required disclosure regarding the October Notes, January Notes and $2M Bridge Notes is incorporated herein by reference to Notes 3, 5 and 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

The issuance of the securities described above was not registered under the Securities Act.  No general solicitation or advertising was used in connection with the issuance.  In making the issuance without registration under the Securities Act, the Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act and/or Regulation D thereunder.

Item 6.	Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number	Exhibit Title

10.54	Form of Amendment and Conversion Agreement for the Secured Convertible Promissory Notes between the Registrant and the holders’ signatory thereto. Incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 22, 2011.

10.55	Form of Amendment and Conversion Agreement for the Subordinated Unsecured Convertible Promissory Notes between the Registrant and the holders signatory thereto. Incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 22, 2011.

10.56	Form of Note and Warrant Purchase Agreement, dated as of October 18, 2011, by and between the Registrant and the Investors party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 24, 2011.

10.56.1	Form of Amended and Restated Note and Warrant Purchase Agreement, dated November 11, 2011. Incorporated by reference to Exhibit 10.56.1 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 22, 2011.

10.57	Form of Amended and Restated Security Agreement, dated as of September 30, 2011, by and between the Registrant and Paul Buck, as administrative agent for the secured parties. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 24, 2011.

10.58	Form of Subordinated Secured Convertible Promissory Note. Incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 22, 2011.

10.59	Form of Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 24, 2011.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

______________________________

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS Response, Inc.

Date: February 14, 2012		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer
(Principal Financial Officer)

