Form 10-Q
period 2012-03-31
CNS RESPONSE, INC.
filed 2012-05-15
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Yes ☐                 No ☒

As of May 14, 2012, the issuer had 1,874,175 shares of common stock, par value $0.001 per share, issued and outstanding.

CNS RESPONSE, INC.

INDEX to form 10-Q

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,		For the six months ended March 31,
	2012	2011	2012	2011
REVENUES
Neurometric information services	$25,200	$29,200	$57,200	$56,400
Clinical services	188,900	162,600	341,200	283,200
	214,100	191,800	398,400	339,600

OPERATING EXPENSES
Cost of neurometric services revenues	35,900	36,500	75,100	72,500
Research	67,400	119,300	137,100	330,300
Product development	162,800	116,400	275,300	260,800
Sales and marketing	315,000	347,500	645,100	594,300
General and administrative	1,051,000	1,079,200	2,112,000	2,133,100

Total operating expenses	1,632,100	1,698,900	3,244,600	3,391,000

OPERATING LOSS	(1,418,000)	(1,507,100)	(2,846,200)	(3,051,400)

OTHER INCOME (EXPENSE):
Interest expense, net	(1,135,700)	(1,329,100)	(2,617,700)	(3,956,100)
Financing fees	(106,200)	(146,700)	(151,500)	(289,300)
Offering costs	(900)	-	(7,700)	-
Gain (Loss) on derivative liabilities	(5,733,700)	(3,963,400)	(5,501,700)	254,200
Total other expense	(6,976,500)	(5,439,200)	(8,278,600)	(3,991,200)

LOSS BEFORE PROVISION FOR INCOME TAXES	(8,394,500)	(6,946,300)	(11,124,800)	(7,042,600)
Income taxes	-	-	900	1,300
NET LOSS	$(8,394,500)	$(6,946,300)	$(11,125,700)	$(7,043,900)

NET LOSS PER SHARE:
Basic (Note 7)	$(4.48)	$(3.72)	$(5.94)	$(3.77)
Diluted (Note 7)	$(4.48)	$(3.72)	$(5.94)	$(3.77)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,873,948	1,867,464	1,873,766	1,867,690
Diluted	1,873,948	1,867,464	1,873,766	1,867,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited As of March 31,	As of September 30
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$169,600	$93,400
Accounts receivable (net of allowance for doubtful accounts of $22,500 (unaudited) as of March 31, 2012 and $19,900 September 30, 2011 respectively)	38,800	54,400
Prepaids and other receivables	113,400	72,100
Deferred offering costs	324,000	103,000
Total current assets	645,800	322,900
Furniture & equipment	28,600	32,700
Other assets	30,500	14,400
TOTAL ASSETS	$704,900	$370,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable (including amounts due to related parties of $181,100 (unaudited) as of March 31, 2012 and $156,000 as of September 30, 2011)	$2,263,700	$1,778,900
Accrued liabilities	222,400	196,700
Accrued compensation (including $195,700 (unaudited) and $189,200 to related parties as of March 31, 2012 and September 30, 2011 respectively)	287,700	285,900
Accrued consulting fees (including $63,000 (unaudited) and $45,000 to related parties as of March 31, 2012 and September 30, 2011 respectively)	83,100	65,000
Accrued interest	689,700	384,500
Derivative liability	12,972,700	4,801,200
Senior secured convertible promissory notes-related party (net of discounts $0 (unaudited) and $155,700 as of March 31, 2012 and September 30, 2011 respectively)	3,023,900	2,868,200
Subordinated secured convertible promissory notes-related party (net of discounts $66,600 (unaudited) and $1,105,200 as of March 31, 2012 and September 30, 2011 respectively)	2,433,400	1,394,800
Subordinated secured convertible promissory notes-related party (net of discounts $1,416,700 (unaudited) and $0 as of March 31, 2012 and September 30, 2011 respectively)	583,300	-
Unsecured convertible promissory notes-related party (net of discounts $82,500 (unaudited) and $0 as of March 31, 2012 and September 30, 2011 respectively)	7,500	-
Current portion of long-term debt	6,200	6,100
Total current liabilities	22,573,600	11,781,300

LONG-TERM LIABILITIES
Capital lease	7,200	10,200
Total long-term liabilities	7,200	10,200
TOTAL LIABILITIES	22,580,800	11,791,500
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; authorized 100,000,000 shares; 1,874,175 and 1,871,352 shares issued and outstanding as of March 31, 2012 and September 30, 2011 respectively	1,900	1,900
Additional paid-in capital	31,484,400	30,813,100
Accumulated deficit	(53,362,200)	(42,236,500)
Total stockholders' deficiency	(21,875,900)	(11,421,500)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$704,900	$370,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,125,700)	$(7,043,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,100	6,000
Amortization of discount on bridge notes issued	2,402,800	1,577,100
Stock-based compensation	670,400	845,300
Issuance of warrants for financing services	56,800	126,000
Loss on derivative liability valuation	5,501,700	(254,200)
Non-cash interest expense	305,200	2,513,100
Changes in operating assets and liabilities
Accounts receivable	15,600	(20,600)
Prepaids and other current assets	(41,300)	(14,400)
Accounts payable and accrued liabilities	307,400	(245,700)
Deferred compensation	1,800	157,800
Security deposit	4,600	(9,900)
Net cash used in operating activities	(1,891,600)	(2,363,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture & equipment	(4,300)	(20,100)
Acquisition of intellectual property	(21,200)	-
Net cash used in operating activities	(25,500)	(20,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note	-	(24,700)
Repayment of leases	(2,900)	(2,400)
New equipment lease	-	15,900
Net proceeds from bridge notes	1,995,300	1,840,000
Proceeds from exercise of warrants	900	1,334,000
Net cash provided by financing activities	1,993,300	3,162,800

Net increase in cash	76,200	779,300
Cash, beginning of period	93,400	62,000
Cash, end of period	169,600	841,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,400	$2,100
Income taxes	$900	$1,300
Fair value of intellectual property	$20,500	$-
Non-cash financing activities:
Offering costs	$221,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the six months ended March 31, 2012	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE – September 30, 2011	1,871,352	$1,900	$30,813,100	(42,236,500)	(11,421,500)
Stock-based compensation	-	-	670,400	-	670,400
Stock issued for warrant exercise	2,823	-	900	-	900
Net loss for the six months ended March 31, 2012	-	-	-	(11,125,700)	(11,125,700)
Balance at March 31, 2012	1,874,175	$1,900	$31,484,400	$(53,362,200)	$(21,875,900)

For the six months ended March 31, 2011	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE – September 31, 2010	1,867,690	$1,900	$29,163,700	$(33,369,900)	$(4,204,300)
Stock-based compensation	-	-	845,300	-	845,300
Net loss for the six months ended March 31, 2011	-	-	-	(7,043,900)	(7,043,900)
Balance at March 31, 2011	1,867,690	$1,900	$30,009,000	$(40,413,800)	$(10,402,900)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

On March 28, 2012, the Company’s Board set a reverse split ratio of 1-for-30 of its common stock. On March 30, 2012, the Company filed an amendment to its Certificate of Incorporation to effect the reverse split and change in authorized shares, which became effective at 5:00 pm PDT on April 2, 2012.

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

The Company’s continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern, and it needs to raise substantial additional funds in order to continue to conduct its business.   To date, the Company has financed its cash requirements primarily from debt and equity financings.  It will be necessary for the Company to raise additional funds immediately to continue its operations and will need substantial additional funds before we can increase demand for its PEER Online services (formerly known as rEEG services). Until it can generate a sufficient amount of revenues to finance its cash requirements, which it may never do, the Company expects to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Quarterly Report.  The Company is currently exploring additional sources of capital but there can be no assurances that any financing arrangement will be available in amounts and on terms acceptable to the Company. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All share and per share numbers presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split of the common stock on April 2, 2012 and a simultaneous reduction in authorized shares to 100,000,000.

Basis of Consolidation

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries CNS California and NTC. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2012 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The September 30, 2011 balance sheet was derived from our audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended September 30, 2011 which are included in our current report on Form 10-K, filed with the Securities and Exchange Commission on December 22, 2011.

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

The results of operations for the six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2012.

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

Long-Lived Assets and Intangible Assets

Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived or intangible asset exceeds its fair value. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives of ten years. No impairments of property and equipment or intangible assets were recorded during the six months ended March 31, 2012 and 2011.

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

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective September 30, 2011 the Company, together with holders of each of a majority in aggregate principal amount outstanding of the October Notes and the January Notes (see Note 3) agreed to extend the maturity date of all the notes to October 1, 2012. The October Notes originally had maturity dates ranging from October 1, 2011 through November 11, 2011 and the January Notes originally had maturity dates starting from January 20, 2012 to April 25, 2012. The notes were also intended to be amended to include a mandatory conversion provision under which all these notes would automatically be converted upon the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million. Furthermore, the January Notes were amended to have a second-position security interest in all the assets of the Company, but remain subordinated to the October Notes. The interest rate on all these notes remained unchanged at 9% per annum. Subsequently, upon the issuance of 2011 Bridge Notes in October, 2011, at a conversion price of $3.00 and the associated warrants to purchase common stock at an exercise price of $3.00, the ratchet provision in the October Notes and January Notes was triggered, with the result that the conversion price of such notes was lowered from $9.00 to $3.00, and the exercise price of the associated warrants was lowered from $9.00 to $3.00 per share, and the number of shares underlying such notes and warrants was proportionately increased. Using the Black Scholes model, we valued the January Notes and the October Notes with their extended maturity dates as of September 30, 2011 and compared that value with the value of these notes with their original maturity dates. The difference of the two valuation calculations of $1,968,000 was booked to Other Expenses as a loss on extinguishment of debt charge. As of September 30, 2011 the derivative liability was $4,801,200, which was comprised of the warrant liability of $2,193,900 and the debt conversion option liability of $2,607,300. As of March 31, 2012 the derivative liability was $12,972,700, which was comprised of the warrant liability of $6,870,800 and the debt conversion option liability of $6,101,900.

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

The Company adopted ASC 820-10 (formerly SFAS 157, “Fair Value Measurements”) which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follow:

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

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s warrant liability is carried at fair value totaling $6,870,800 and $2,193,900, as of March 31, 2012, and September 30, 2011, respectively.  The Company’s conversion option liability is carried at fair value totaling $6,101,900 and $2,607,300 as of March 31, 2012 and September 30, 2011, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

March 31, 2012
Annual dividend yield	-
Expected life (years)	0.50-3.5%
Risk-free interest rate	0.19%-0.51%
Expected volatility	79%-134%

	Carrying Value	Fair Value Measurements at
	As of	March 31, 2012
	March 31,	Using Fair Value Hierarchy
	2012	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$6,870,800	$-	$6,870,800	$-
Senior secured convertible promissory note	3,023,900		3,023,900
Subordinated convertible promissory note	3,016,700		4,500,000
Unsecured convertible promissory note	7,500		90,000
Conversion option liability	6,101,900	-	6,101,900	-
Total	$19,028,800	$-	$20,586,600	$-

For the six months ending March 31, 2012 the Company recognized a loss of $(5,501,700) on the change in fair value of derivative liabilities.  For the six months ending March 31, 2011 the Company recognized a gain of $254,200 on change in fair value of derivative liabilities. As at March 31, 2012 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

2010, 2011 & 2012 Private Placement Transactions

During 2010, 2011 and 2012 we entered into a series of Note and Warrant Purchase Agreements as described in detail below. On September 26, 2010, the Company’s Board approved an approximate aggregate offering amount of $3 million in secured convertible promissory notes (the “October Notes”) to be issued by January 31, 2011, including for the exchange of Bridge Notes and Deerwood Notes (as defined below) and interest on those notes. October Notes in the aggregate principal amount of $3,023,938 and warrants to purchase 503,998 (ratchet and reverse split adjusted) shares of common stock were issued by November 12, 2010.

On November 23, 2010 the Company’s Board approved an approximate aggregate offering amount of $5 million in subordinated convertible promissory notes (the “January Notes”) to be issued by July 31, 2011. From January 20, 2011 through to April 25, 2011, the Company issued January Notes in an aggregate principal amount of $2,500,000 and warrants to purchase 416,674 (ratchet and reverse split adjusted) shares of common stock.

On September 30, 2011 the Company’s Board approved an approximate aggregate offering amount of $2 million in subordinated convertible promissory notes (the “2011 Bridge Notes”) to be issued by April 1, 2012. From October 18, 2011 through January 31, 2012, the Company issued 2011 Bridge Notes in an aggregate principal amount of $2,000,000 and warrants to purchase 666,673 shares of common stock.

On February 29, 2012, we raised $90 thousand through the sale of a subordinated unsecured convertible bridge note (the “Unsecured Note”) and a warrant to purchase 30,000 shares of common stock at an exercise price of $3.00 per share. The terms of the February Note and warrant are substantially similar to the 2011 Bridge Notes and warrants except that the February Note is not secured.

The securities issued under the 2010, 2011 and 2012 Note and Warrant Purchase Agreements are summarized in the following table and notes:

			As of March 31, 2012
Note Type and Investor		Amended Due Date	Balance($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
Senior Secured 9% Notes Convertible at $3.00 (the “October Notes”) (14)(16)

John Pappajohn	(1)	10/1/2012	$761,700	$-	$761,700	126,949	9/30/2017
Deerwood Partners, LLC	(2)	10/1/2012	256,100	-	256,100	25,614	11/2/2017
Deerwood Holdings, LLC	(2)	10/1/2012	256,100	-	256,100	25,614	11/2/2017
SAIL Venture Partners, LP	(2)		-	-	-	34,152	11/2/2017
SAIL Venture Partners, LP	(3)	10/1/2012	250,000	-	250,000	41,667	9/30/2017
Fatos Mucha	(10)	10/1/2012	100,000	-	100,000	16,667	10/11/2017
Andy Sassine	(4)	10/1/2012	500,000	-	500,000	83,334	10/10/2017
JD Advisors	(10)	10/1/2012	150,000	-	150,000	25,000	10/20/2017
Queen Street Partners	(10)	10/1/2012	100,000	-	100,000	16,667	10/27/2017
BGN Acquisitions	(2)	10/1/2012	250,000	-	250,000	41,667	11/2/2017
Highland Long/Short Fund Healthcare Fund	(5)	10/1/2012	400,000	-	400,000	66,667	11/9/2017
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	3,334	10/11/2015
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	13,334	11/11/2015
Total Senior Secured Convertible Promissory (October) Notes		10/1/2012	$3,023,900	$-	$3,023,900	520,666	2015 - 2017

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			As of March 31, 2012
Subordinated Secured 9% Notes Convertible at $3.00 (the “January Notes”) (15)(16)
Note Type and Investor		Amended Due Date	Balance($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
Meyer Proler MD	(7)	10/1/2012	$50,000	$0	$50,000	8,334	1/19/2018
William F. Grieco	(10)	10/1/2012	100,000	0	100,000	16,667	2/2/2018
Edward L. Scanlon	(10)	10/1/2012	200,000	0	200,000	33,334	2/6/2018
Robert Frommer Family Trust	(8)	10/1/2012	50,000	0	50,000	8,334	2/14/2018
Paul Buck	(9)	10/1/2012	50,000	0	50,000	8,334	2/14/2018
Andy Sassine	(4)	10/1/2012	200,000	0	200,000	33,334	2/22/2018
SAIL Venture Partners, LP	(3)	10/1/2012	187,500	0	187,500	31,250	2/26/2018
SAIL 2010 Co-Investment Partners, LP	(3)	10/1/2012	62,500	0	62,500	10,417	2/26/2018
Highland Long/Short Healthcare Fund	(5)	10/1/2012	400,000	0	400,000	66,667	2/26/2018
Monarch Capital: Placement Agent Warrants	(6)	10/1/2012	-	-	-	18,334	2/27/2016
Rajiv Kaul	(10)	10/1/2012	100,000	0	100,000	16,667	3/2/2018
Meyer Proler MD	(7)	10/1/2012	50,000	(2,000)	48,000	8,334	04/04/2018
SAIL Venture Partners, LP	(3)	10/1/2012	250,000	(20,800)	229,200	41,667	04/14/2018
SAIL 2010 Co-Investment Partners, LP	(3)	10/1/2012	250,000	(10,400)	239,600	41,667	04/14/2018
John M Pulos	(10)	10/1/2012	150,000	(6,300)	143,700	25,000	04/21/2018
SAIL Venture Partners, LP	(3)	10/1/2012	125,000	(10,400)	114,600	20,834	04/24/2018
SAIL 2010 Co-Investment Partners, LP	(3)	10/1/2012	125,000	(10,400)	114,600	20,834	04/24/2018
Cummings Bay Capital LP	(5)	10/1/2012	150,000	(6,300)	143,700	25,000	04/24/2018
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	6,667	04/24/2016
Antaeus Capital: Placement Agent Warrants	(11)		-	-	-	5,000	04/21/2016
Total Subordinated Secured Convertible Promissory (January) Notes		10/1/2012	$2,500,000	$(66,600)	$2,433,400	446,675	2016 - 2018

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			As of March 31, 2012
Subordinated Secured 9% Notes Convertible at $3.00 (the “2011 Bridge Notes”) (17)
Note Type and Investor		Due Date	Balance($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
John Pappajohn	(1)	10/17/2012	250,000	(135,400)	114,600	83,334	10/17/2016
Jordan Family, LLC	(10)	10/30/2012	20,000	(11,700)	8,300	6,667	10/30/2016
Larry Hopfenspirger	(10)	11/09/2012	60,000	(37,500)	22,500	20,000	11/9/2016
John Pappajohn	(1)	11/09/2012	250,000	(156,300)	93,700	83,334	11/9/2016
Zanett Opportunity Fund, Ltd	(12)	11/16/2012	250,000	(156,300)	93,700	83,334	11/16/2016
John Pappajohn	(1)	12/26/2012	250,000	(187,500)	62,500	83,334	12/26/2016
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	2,667	12/15/2016
Edward L. Scanlon	(10)	01/08/2013	100,000	(75,000)	25,000	33,334	01/08/2017
John Pagnucco	(10)	01/12/2013	50,000	(39,600)	10,400	16,667	01/12/2017
Larry Hopfenspirger	(10)	01/24/2013	30,000	(23,800)	6,200	10,000	01/24/2017
Gene Salkind, MD	(10)	01/25/2013	50,000	(39,600)	10,400	16,667	01/25/2017
AlphaNorth Offshore, Inc	(13)	01/25/2013	500,000	(395,800)	104,200	166,667	01/25/2017
Aubrey W. Baillie	(10)	01/26/2013	100,000	(83,300)	16,700	33,334	01/26/2017
Zanett Opportunity Fund, Ltd	(12)	01/26/2013	40,000	(33,300)	6,700	13,334	01/26/2017
BMO Nesbitt Burns	(10)	01/29/2013	50,000	(41,600)	8,400	16,667	01/29/2017
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	2,667	02/12/2017
Innerkip Placement Agent Warrants	(19)		-	-	-	15,167	02/12/2017
Total Subordinated Secured Convertible Promissory (2011 Bridge) Notes		10-2012 to 01-2013	2,000,000	$(1,416,700)	$583,300	687,174
Total Subordinated Secured Convertible Promissory Notes			4,500,000	$(1,483,300)	$3,016,700	1,133,849

Unsecured 9% Notes Convertible at $3.00 (the “Unsecured Note”) (18)
Zanett Opportunity Fund, Ltd	(12)	02/28/2013	90,000	(82,500)	7,500	30,000	02/28/2017
Total Unsecured Convertible Promissory Notes			$90,000	$(82,500)	$7,500	30,000
Total			$7,613,900	$(1,565,800)	$6,048,100	1,684,515

(1)	Mr. John Pappajohn is a Director of the Company. On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase two secured promissory notes (each, a “Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010. On June 3, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the first Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the second Bridge Note. In connection with his purchase of the second Bridge Note, Mr. Pappajohn received a warrant to purchase up to 8,334 shares of our common stock. The exercise price of the warrant (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) was $15.00 per share. Pursuant to a separate agreement that we entered into with Mr. Pappajohn on July 25, 2010, we granted him a right to convert his Bridge Notes into shares of our common stock at a conversion price of $15.00. The conversion price was subject to customary anti-dilution adjustments, but would never be less than $9.00. Each Bridge Note accrued interest at a rate of 9% per annum.

On October 1, 2010, we entered into a Note and Warrant Purchase Agreement (the “October Purchase Agreement”) with John Pappajohn, pursuant to which we issued to Mr. Pappajohn October Notes in the aggregate principal amount of $761,700 and warrants to purchase up to 126,949 shares of common stock. The Company received $250,000 in gross proceeds from the issuance of October Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 41,667 shares. We also issued October Notes in the aggregate principal amount of $511,700, and related warrants to purchase up to 85,282 shares, to Mr. Pappajohn in exchange for the cancellation of the two Bridge Notes originally issued to him on June 3, 2010 and July 25, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and a warrant to purchase up to 8,334 shares originally issued to him on July 25, 2010. The transaction closed on October 1, 2010.

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 18, 2011, the Company entered into a new note and warrant purchase agreement in connection with a $2 million bridge financing (the “2011 Bridge Financing”), with John Pappajohn.  Pursuant to the agreement, the Company issued subordinated secured convertible notes (the “2011 Bridge Notes”) in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $250,000.

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

On each of November 10, 2011 and December 27, 2011, the Company issued a 2011 Bridge Note in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $250,000. The combined aggregate amount for these two 2011 Bridge Financings was $500,000 and warrants to purchase 166,668 shares of common stock for gross proceeds to the Company of $500,000.

(2)	Dr. George Kallins is a Director of the Company and together with his wife controls Deerwood Partners, LLC and Deerwood Holding, LLC. He is also the General Partner of BGN Acquisitions Ltd. LP.

On July 5, 2010 and August 20, 2010, we issued unsecured promissory notes (each, a “Deerwood Note”) in the aggregate principal amount of $500,000 to Deerwood Partners LLC and Deerwood Holdings LLC, with each investor purchasing two notes in the aggregate principal amount of $250,000.   The Deerwood Notes were to mature on December 15, 2010.  We received $250,000 in gross proceeds from the issuance of the first two notes on July 5, 2010 and another $250,000 in gross proceeds from the issuance of the second two notes on August 20, 2010.   In connection with the August 20, 2010 transaction, each of the two investors also received a warrant to purchase up to 2,500 shares of our common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) of $16.80 per share.

SAIL Venture Partners L.P. (“SAIL”) issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under each Deerwood Note.  SAIL’s general partner is SAIL Venture Partners, LLC. At the time of issuance, our director David Jones was a managing member of SAIL Venture Partners, LLC, and he remains a limited partner of SAIL.  The obligations under each guaranty were independent of our obligations under the Deerwood Notes and separate actions could be brought against the guarantor.  We entered into an oral agreement to indemnify SAIL and grant to SAIL a security interest in our assets in connection with the guaranties. In addition, on August 20, 2010, we granted SAIL warrants to purchase up to an aggregate of 3,334 shares of common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) of $16.80 per share.

Each Deerwood Note accrued interest at a rate of 9% per annum and was convertible into shares of our common stock at a conversion price of $15.00.  The conversion price was subject to customary anti-dilution adjustments, but would never be less than $9.00.

On November 3, 2010, Deerwood Partners LLC, Deerwood Holdings LLC and BGN Acquisition Ltd. LP, executed the October Purchase Agreement. In connection therewith, we issued October Notes in the aggregate principal amount of $762,200 and warrants to purchase up to 92,895 shares of common stock, as follows: (a) We received $250,000 in gross proceeds from the issuance to BGN Acquisition Ltd., LP, of October Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 41,667 shares. (b) We also issued October Notes in the aggregate principal amount of $512,200, and related warrants to purchase up to 51,228 shares, to Deerwood Holdings LLC and Deerwood Partners LLC, in exchange for the cancellation of the Deerwood Notes originally issued on July 5, 2010 and August 20, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and warrants to purchase an aggregate of up to 5,000 shares originally issued on August 20, 2010. The related guaranties and oral indemnification and security agreement that had been entered into in connection with the Deerwood Notes were likewise terminated. SAIL, of which our director David Jones is a senior partner, issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under the October Notes issued to such investors. The obligations under each guaranty are independent of our obligations under the October Notes and separate actions may be brought against the guarantor. In connection with its serving as guarantor, we granted SAIL warrants to purchase up to an aggregate of 34,152 shares of common stock. The warrants to purchase 3,334 shares of common stock previously granted to SAIL on August 20, 2010 were canceled.

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)	Mr. Dave Jones is the Chairman of the Board of the Company and is a former managing member of the general partner of SAIL, of which SAIL 2010 Co-Investment Partners, L.P. is an affiliate. Mr. Jones remains a limited partner of SAIL.

(4)	Mr. Andy Sassine is an accredited investor and has become a beneficial owner of more than 5% of our outstanding common stock.

(5)	Highland Long/Short Healthcare Fund is affiliated with Cummings Bay Capital LP. Both individually and in the aggregate with Cummings Bay Capital LP, Highland Long/Short Healthcare Fund has become the beneficial owner of more than 5% of our outstanding common stock.

(6)	Monarch Capital Group LLC (“Monarch”) acted as non-exclusive placement agent with respect to the October 12, 2010 placement of October Notes in the aggregate principal amount of $100,000 and related warrants, pursuant to an engagement agreement, dated September 30, 2010, between the Company and Monarch. Under the engagement agreement, in return for its services as non-exclusive placement agent, Monarch was entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of October Notes to investors introduced to the Company by Monarch; (b) a cash expense allowance equal to 2% of the gross proceeds raised from the sale of October Notes to such investors; and (c) five-year warrants (the “2010 Placement Agent Warrants”) to purchase common stock of the Company equal to 10% of the shares issuable upon conversion of October Notes issued to such investors. In connection with the closings of October 12, 2010 and November 11, 2010 Monarch received a cash fee of $60,000 and a cash expense allowance of $10,000 and, on October 25, 2010, received 2010 Placement Agent Warrants to purchase 16,668 shares of the Company’s common stock at an exercise price of $3.00 per share.

Monarch has also acted as non-exclusive placement agent with respect to the placement of January Notes in the aggregate principal amount of $550,000 and related warrants, pursuant to an engagement agreement, dated January 19, 2011 which has the same terms as the September 30, 2010 agreement between the Company and Monarch. In connection with acting as nonexclusive placement agent with respect to January Notes in the aggregate principal amount of $550,000 and related warrants, Monarch received aggregate cash fees of $55,000 and an aggregate cash expense allowance of $11,000 and five-year warrants (the “2011 Placement Agent Warrants”) to purchase an aggregate of up to 18,334 shares of the Company’s common stock at an exercise price of $3.00 per share. The 2011 Placement Agent Warrants have an exercise price equal to 110% of the conversion price of the January Notes and an exercise period of five years. The terms of the 2011 Placement Agent Warrants, except for the exercise price and period, are identical to the terms of the warrants related to the January Notes.

Monarch has acted as non-exclusive placement agent with respect to the placement of certain of the abovementioned January Notes in the aggregate principal amount of $200,000 and related warrants, pursuant to an engagement agreement, dated January 19, 2011 which has the same terms as the above mentioned September 30, 2010 agreement between the Company and Monarch. In connection with acting as nonexclusive placement agent with respect to two January Notes dated April 5, 2011 and April 25, 2011 in the aggregate principal amount of $200,000 and related warrants, Monarch received aggregate cash fees of $20,000 and an aggregate cash expense allowance of $4,000 and 2011 Placement Agent Warrants to purchase an aggregate of up to 6,667 shares of the Company’s common stock at an exercise price of $3.00 per share.

Monarch has also acted as non-exclusive placement agent with respect to the placement of 2011 Bridge Notes in the aggregate principal amount of $160,000 and related warrants, pursuant to an engagement agreement, dated October 20, 2011 which has the same terms as the September 30, 2010 agreement between the Company and Monarch except that placement agent warrants have the same exercise price and term as the investor warrants. In connection with acting as nonexclusive placement agent with respect to 2011 Bridge Notes dated December 16, 2011 and January 30, 2012 in the aggregate principal amount of $160,000 and related warrants, Monarch received aggregate cash fees of $16,000 and an aggregate cash expense allowance of $3,200 and five-year warrants to purchase an aggregate of up to 5,334 shares of the Company’s common stock at an exercise price of $3.00 per share.

(7)	Dr. Meyer Proler is an accredited investor who provides medical consulting services to the Company.

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)	The Robert Frommer Family Trust is an accredited investor, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter.

(9)	Mr. Paul Buck is the Chief Financial Officer of the Company.

(10)	All these investors are accredited.

(11)	Antaeus Capital, Inc. acted as non-exclusive placement agent with respect to the placement of January Notes in the aggregate principal amount of $150,000 and related warrants, pursuant to an engagement agreement, dated April 15, 2011, between the Company and Antaeus. Under the engagement agreement, in return for its services as non-exclusive placement agent, Antaeus is entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of January Notes to investors introduced to the Company by Antaeus; and (b) 2011 Placement Agent Warrants to purchase the Company’s common stock equal to 10% of the gross amount of securities sold to such investors. In connection with acting as nonexclusive placement agent with respect to January Notes in the aggregate principal amount of $150,000 and related warrants, Antaeus received aggregate cash fees of $15,000 and 2011 Placement Agent Warrants to purchase an aggregate of up to 5,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

(12)	On November 17, 2011, Zanett Opportunity Fund, Ltd., a Bermuda corporation for which McAdoo Capital, Inc. is the investment manager, purchased 2011 Bridge Notes in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock for cash payments aggregating $250,000. Mr. McAdoo is the president and owner of McAdoo Capital, Inc. On November 21, 2011, the Board of Directors elected Zachary McAdoo to the Board. Mr. McAdoo also serves as Chairman of the Board’s Audit Committee.

On January 27, 2012 we issued Zanett an additional 2011 Bridge Note in the aggregate amount of $40,000 and a warrant to purchase 13,334 shares of common stock for gross proceeds to the company of $40,000.

On February 29, 2012 we issued Zanett a subordinated unsecured promissory note (“Unsecured Note”) in the aggregate principal amount of $90,000 and a warrant to purchase 30,000 shares of common stock for gross proceeds to the Company of $90,000. The terms of the Unsecured Notes and related warrants are substantially similar to the terms of the 2011 Bridge Notes and related warrants, except that the Unsecured Notes are not secured by our assets.

(13)	On January 25, 2012, AlphaNorth Offshore, Inc. purchased a 2011 Bridge Note in the aggregate principal amount of $500,000 and warrants to purchase 166,667 shares of common stock for cash payments aggregating $500,000. Mr. Steven Palmer is the President and CEO of AlphaNorth Asset Management and is the portfolio manager of AlphaNorth Offshore, Inc. Innerkip Capital Management (see below) received a finder’s fee and warrants in association with this transaction.

(14)	The October Notes: The October Purchase Agreement provides for the issuance and sale of October Notes, for cash or in exchange for outstanding convertible notes, in the aggregate principal amount of up to $3,000,000 plus an amount corresponding to accrued and unpaid interest on any exchanged notes, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the October Notes. The agreement provides for multiple closings, but mandates that no closings may occur after January 31, 2011. The October Purchase Agreement also provides that the Company and the holders of the October Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the October Notes and the related warrants.

The October Notes mature one year from the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, and are convertible into shares of common stock of the Company at a conversion price of $9.00. The conversion price is subject to adjustment upon (i) the subdivision or combination of, or stock dividends paid on, the common stock; (ii) the issuance of cash dividends and distributions on the common stock; (iii) the distribution of other capital stock, indebtedness or other non-cash assets; and (iv) the completion of a financing at a price below the conversion price then in effect. The October Notes are furthermore convertible, at the option of the holder, into securities to be issued in subsequent financings at the lower of the then-applicable conversion price or price per share payable by purchasers of such securities. The October Notes can be declared due and payable upon an event of default, defined in the October Notes to occur, among other things, if the Company fails to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if the Company fails to perform any covenant or agreement as required by the October Note.

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

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The warrants related to the October Notes expire seven years from the date of issuance and are exercisable for shares of common stock of the Company at an exercise price of $9.00. Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect. Any provision of the October Notes or related warrants can be amended, waived or modified upon the written consent of the Company and holders of a majority of the aggregate principal amount of such notes outstanding. Any such consent will affect all October Notes or warrants, as the case may be, and will be binding on all holders thereof.

The October Notes were subsequently amended as detailed in (16) below.

(15)	The January Notes: The 2011 Note and Warrant Purchase Agreement (the “January Purchase Agreement”) provides for the issuance and sale of January Notes in the aggregate principal amount of up to $5,000,000, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the January Notes, in one or multiple closings to occur no later than July 31, 2011. The January Purchase Agreement also provides that the Company and the holders of the January Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the January Notes and the related warrants.

The terms of the January Notes are identical to the terms of the October Notes, except that (i) the January Notes are subordinated in all respects to the Company’s obligations under the October Notes and the related guaranties issued to certain investors by SAIL and (ii) the Company is not subject to a restrictive covenant to the use of proceeds from the sale of the January Notes only for current operations.  Initially, the January Notes were not secured by any of the Company’s assets. The terms of the new warrants are identical to the terms of the warrants issued in connection with the October Notes.

The January Notes were subsequently amended as detailed in (16) below.

(16)	Amendment of the October Notes and the January Notes: On October 11, 2011, we, with the consent of holders of a majority in aggregate principal amount outstanding (the “Majority Holders”) of our outstanding January Notes, amended all of the January Notes to extend the maturity of such notes until October 1, 2012. Pursuant to the terms of the amendment, which was effective as of September 30, 2011, the January Notes would receive a second position security interest in the assets of the Company (including its intellectual property). The Majority Holders of the January Notes also consented to the terms of a new $2 million bridge financing (the “2011 Bridge Financing”) and to granting the investors in such financing a second position security interest in the assets of the Company (including its intellectual property) that is pari passu with the second position security interest received by the holders of the January Notes. The amendment was also intended to add a mandatory conversion provision to the terms of the January Notes. Under that provision, the January Notes would be automatically converted upon the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million (the “Qualified Offering”). If the public offering price were less than the conversion price then in effect, the conversion price would be adjusted to match the public offering price (the “Qualified Offering Price”).

On October 12, 2011, the Company, with the consent of the Majority Holders of its October Notes, amended all of the October Notes to extend the maturity of such notes until October 1, 2012.  The Majority Holders of the October Notes also consented to the terms of the Bridge Financing and to granting the investors in such financing as well as the holders of the Company’s January Notes a second position security interest in the assets of the Company (including its intellectual property).  The guaranties that had been issued in 2010 to certain October Note investors by SAIL were extended accordingly. The amendment, which was effective as of September 30, 2011, was also intended to add the same mandatory conversion and conversion price adjustment provisions to the terms of the October Notes as were added to the terms of the January Notes.

Pursuant to the agreements amending the October Notes and January Notes (the “Amendment and Conversion Agreements”), the exercise price of the warrants that were issued in connection with the October Notes and the January Notes (the “Outstanding Warrants”) would be adjusted to match the Qualified Offering Price, if such price were lower than the exercise price then in effect. The Company agreed to issue to each holder of the October Notes and January Notes, as consideration for the above, warrants to purchase a number of shares of common stock equal to 30% of the number of shares of common stock to be received by each holder upon conversion of their notes at the closing of the Qualified Offering (the “Consideration Warrants”).  The Consideration Warrants would be issued after the Qualified Offering and would have the same terms as the Outstanding Warrants, as amended.

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the issuance of 2011 Bridge Notes (mentioned below) at a conversion price of $3.00 and the associated warrants to purchase common stock at an exercise price of $3.00, the ratchet provision in the October Notes and January Notes was triggered, with the result that the conversion price of such notes was lowered from $9.00 to $3.00, the exercise price of the associated warrants was lowered from $9.00 to $3.00 per share, and the number of shares underlying such notes and warrants was proportionately increased.

The Amended and Restated Security Agreement, dated as of September 30, 2011, between the Company and Paul Buck, as administrative agent for the secured parties (the “Amended and Restated Security Agreement”), which replaces the existing security agreement from 2010, and the corresponding security interest terminate (1) with respect to the October Notes, if and when holders of a majority of the aggregate principal amount of October Notes issued have converted their notes into shares of common stock and, (2) with respect to the January Notes and the 2011 Bridge Notes (defined below), if and when holders of a majority of the aggregate principal amount of January Notes and 2011 Bridge Notes (on a combined basis) have converted their notes.

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

(17)	The 2011 Bridge Notes: The 2011 Bridge Financing Purchase Agreement provides for the issuance and sale of 2011 Bridge Notes (including the notes issued in October 2011) in the aggregate principal amount of up to $2,000,000, and warrants to purchase a number of shares corresponding to 100% of the number of shares issuable on conversion of the Bridge Notes, in one or multiple closings to occur no later than April 1, 2012. The 2011 Bridge Financing Purchase Agreement also provides that the Company and the holders of the 2011 Bridge Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the 2011 Bridge Notes and the related warrants.

The 2011 Bridge Notes mature one year from the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, are convertible into shares of common stock of the Company at a conversion price of $3.00, are secured by a second position security interest in the Company’s assets that is pari passu with the interest recently granted to the holders of the January Notes, are subordinated in all respects to the Company’s obligations under its October Notes and the related guaranties issued to certain investors by SAIL Venture Partners, L.P. and are pari passu to the obligations under the January Notes.  The second position security interest is governed by the Amended and Restated Security Agreement.

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

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The warrants related to the 2011 Bridge Notes expire five years from the date of issuance and are exercisable for shares of common stock of the Company at an exercise price of $3.00. Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect (including the Qualified Offering), except that subsequent to the Qualified Offering, the exercise price will not be adjusted for any further financings.  The warrants contain a cashless exercise provision.

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

(18)	The Unsecured Bridge Note: the terms of this note are identical to the 2011 Bridge Note described above, except that this note is not secured. There was only one note of this type issued to the Zanett Opportunity Fund as described in (12) above

(19)	Innerkip Capital Management, Inc. (“Innerkip”), a Toronto-based exempt market dealer registered with the Ontario Securities Commission (OSC), acted as non-exclusive placement agent with respect to the placement of 2011 Bridge Notes issued during January 2012, in the aggregate principal amount of $650,000 and related warrants, pursuant to a Finder’s Agreement which was formalized and dated February 13, 2012, between the Company and Innerkip. Under the Finder’s Agreement, in return for its services as non-exclusive placement agent, Innerkip is entitled to receive (a) a cash fee equal to 7% of the gross proceeds raised from the sale of 2011 Bridge Notes to investors, originated in Canada, introduced to the Company by Innerkip and (b) five-year warrants, which are identical to the investor warrants associated with the 2011 Bridge Financing, to purchase common stock of the Company equal to 7% of the shares issuable upon conversion of 2011 Bridge Notes issued to such investors. In connection with the January 2012 closings, Innerkip received a cash fee of $45,500 and was issued warrants to purchase 15,167 shares of the Company’s common stock at an exercise price of $3.00 per share.

As of March 31, 2012 outstanding senior secured convertible promissory notes (October Notes) were $3,023,900 (including $23,900 corresponding to accrued and unpaid interest on the exchanged notes) and debt discount was $0. During the six months ended March 31, 2012 the Company amortized $155,700 of the debt discount.

As of March 31, 2012 outstanding subordinated secured convertible promissory notes (January Notes) were $2,500,000 and debt discount was $66,600. During the six months ended March 31, 2012 the Company amortized $1,038,600 of the debt discount.

As of March 31, 2012 outstanding subordinated secured convertible promissory notes (2011 Bridge Notes) were $2,000,000 and debt discount was $1,416,700. During the six months ended March 31, 2012 the Company amortized $583,300 of the debt discount.

As of March 31, 2012 outstanding subordinated unsecured convertible promissory notes (Unsecured Bridge Notes) were $90,000 and debt discount was $82,500. During the six months ended March 31, 2012 the Company amortized $7,500 of the debt discount.

The combined outstanding senior secured, subordinated secured and subordinated unsecured convertible promissory notes as of March 31, 2012 were $7,613,900 and debt discounts were $1,565,900. During the six months ended March 31, 2012 the Company amortized $1,785,100 of the debt discount.

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with our now withdrawn application to list our securities on the TSXV and the contemplated public offering of securities in Canada and the United States, we entered into agreements on June 3, 2011 with holders of 100% of our 2010 Placement Agent Warrants and 2011 Placement Agent Warrants initially issued to Monarch Capital Group LLC and Antaeus Capital, Inc. They have all agreed to amend such warrants to remove full ratchet anti-dilution protection from the terms of the warrants. This amendment is conditioned on the closing of the proposed offering, provided that the proposed offering yields gross proceeds to the Company of at least $10 million, and is effective immediately prior to the closing of the proposed offering. As consideration for this amendment, we expect to issue warrants to purchase an aggregate of 11,667 shares of our common stock to such holders (after adjustment for the anti-dilution ratchet), with each holder receiving a warrant to purchase a number of shares of common stock corresponding to 25% of the number of shares issuable upon exercise of their placement agent warrants.

In September 2011, it was determined that proceeding with the contemplated public offering of securities in Canada and listing on the TSXV was not viable due to the highly volatile market conditions at that time and the decision was made to terminate the offering.

4.	STOCKHOLDERS’ DEFICIENCY

Common and Preferred Stock

As of March 31, 2012, the Company is authorized to issue 100,000,000 shares of common stock at par value of $0.001 per share and the number of shares issued and outstanding was 1,874,175.

As of March 31, 2012, CNS California is authorized to issue 100,000,000 no par value shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of March 31, 2012, Colorado CNS Response, Inc. is authorized to issue 1,000,000 no par value shares of common stock.

As of March 31, 2012, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue ten thousand (10,000) shares of common stock, no par value per share.

On April 25, 2011 we issued 3,123 shares of common stock as payment in lieu of cash for an aggregate amount of $44,000 owed to two vendors who had provided consulting services to the Company. These shares were issued to these vendors, who were also accredited investors, at $14.10 per share. This was based on the quoted closing price of the Company’s stock on March 11, 2011, which was the date that our Board approved this stock issuance.

Stock-Option Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the board of directors. A total of 333,334 shares of stock were initially reserved for issuance under the 2006 Plan.

 The 2006 Plan initially provided that in any calendar year, no eligible employee or director shall be granted an award to purchase more than 100,000 shares of stock. The option price for each share of stock subject to an option shall be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO; provided, however, if the option is an ISO granted to an eligible employee who is a 10% shareholder, the option price for each share of stock subject to such ISO shall be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% shareholder, in which case the maximum term is five years from the date of grant. ISOs may be granted only to eligible employees.

On March 3, 2010, the Board of Directors approved an amendment to the 2006 Plan which increased the number of shares reserved for issuance under the 2006 Plan from 333,334 to 666,667 shares of stock.  The amendment also increased the limit on shares issued within a calendar year to any eligible employee or director from 100,000 to 133,333 shares of stock.  The amendment was approved by shareholders at the annual meeting held on April 27, 2010.

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 11, 2011, the Board of Directors also approved an additional grant of 15,834 options to staff members of the Company.  The options will vest equally over a 48 month period.  The effective grant date for these accredited investors was March 11, 2011 and the exercise price of $14.10 per share was based on the quoted closing share price of the Company’s stock on March 11, 2011.

On March 22, 2012, our Board of Directors approved the CNS Response, Inc. 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”), and approved the grant of options to purchase 42,670 shares of common stock pursuant to such plan at an exercise price of $3.00 per share, including options to purchase 8,334 shares to each of our directors Zachary McAdoo and Maurice DeWald. The 2012 Plan will be submitted for approval to our stockholders at our 2012 Annual Meeting of Stockholders.  Absent stockholder approval, the options will be cancelled and the 2012 Plan will not become effective.

As of March 31, 2012, 70,825 options were exercised and there were 566,532 options and 6,132 restricted shares outstanding under the amended 2006 Plan.

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three months ended March 31, 2012 and 2011 is as follows:

	For the three months ended March 31,
	2012	2011
Cost of Neurometric Services revenues	$2,600	$2,600
Research	23,900	69,200
Product Development	17,700	16,900
Sales and marketing	49,100	44,400
General and administrative	241,600	278,000
Total	$334,900	$411,100

	For the six months ended March 31,
	2012	2011
Cost of Neurometric Services revenues	$5,100	$5,100
Research	51,200	141,500
Product Development	34,600	33,900
Sales and marketing	97,900	111,300
General and administrative	481,600	553,500
Total	$670,400	$845,300

Total unrecognized compensation as of March 31, 2012 amounted to $2,340,100.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2011	524,201	$18.60
Granted	-	-
Exercised	-	-
Forfeited	(339)	14.10
Outstanding at December 31, 2011	523,862	$18.49
Granted	42,670	3.00
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2012	566,532	$17.32

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the status of options outstanding at March 31, 2012:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price

$3.00	42,670	10 years	$3.00
$3.60	28,648	10 years	$3.60
$3.96	32,928	10 years	$3.96
$9.00	4,525	10 years	$9.00
$12.00	28,535	10 years	$12.00
$14.10	15,495	10 years	$14.10
$15.30	1,373	10 years	$15.30
$16.50	270,775	10 years	$16.50
$17.70	953	10 years	$17.70
$24.00	4,667	10 years	$24.00
$26.70	32,297	10 years	$26.70
$28.80	11,767	10 years	$28.80
$32.70	83,790	10 years	$32.70
$36.00	8,109	5 years	$36.00
Total	566,532		$17.32

We have entered into agreements on June 3, 2011 with the majority of our option holders pursuant to which holders of options to purchase an aggregate of 439,689 shares of our common stock, at exercise prices ranging from $3.60 per share to $32.70 per share, have agreed to amend their options to permit exercise only in cash and to limit the period during which the options may be exercised post-termination to 90 days (for employees) and twelve months (for consultants).

We have agreed to freeze any further grants or exercises of securities under the 2006 Plan and adopt the 2012 plan, subject to approval by our stockholders, which we expect to seek at a meeting of stockholders.

Warrants to Purchase Common Stock

The warrant activity for the six months ending March 31, 2012 and year ending September 30, 2011 respectively are described as follows:

Warrants	Exercise Price	Issued, Surrendered or Expired in Connection With:
716,810		Warrants outstanding at October 1, 2010
111,100	$9.00	These warrants were issued to eight investors who purchased notes for $2,222,220 pursuant to the October Purchase Agreement described in note 3. These investors included three directors of the Company, Mr. David Jones, Mr. John Pappajohn and Dr. George Kallins, each of whom purchased notes for $250,000 ($750,000 in aggregate) either directly or through an entity that they control.

5,558	$9.90	These warrants were issued to Monarch Capital who acted as placement agents in raising $500,000 from two investors who purchase notes pursuant to the October Purchase agreement described in note 3.

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These warrants were issued to 12 investors who purchased notes for $2,500,000 pursuant to the January Purchase Agreement described in note 3. Of the 12 accredited investors during the January 2011 through April 2011 period, eight have previous relationships with the Company as follows:
138,897	$9.00	1) A January Note in the principal amount of $50,000, and a warrant to purchase 2,778 shares were issued to the Company’s Chief Financial Officer, Paul Buck.
2) Three January Notes in aggregate principal amount of $562,500, and warrants to purchase 31,251 shares were issued to SAIL Venture Partners, LP, of which David Jones, a director of the Company, is a senior partner of the general partner.
3) Three January Notes in aggregate principal amount of $437,500, and warrants to purchase 24,307 shares were issued to SAIL 2010 Co-Investment Partners, L.P., an entity likewise affiliated with Mr. Jones.
4) Two January Notes in aggregate principal amount of $100,000, and a warrant to purchase 5,556shares were issued to Meyer Proler MD who first invested in 2006 and provides medical consulting services to the Company.
5) A January Note in the principal amount of $400,000 and a warrant to purchase 22,223 shares were issued to Highland Long /Short Healthcare fund which first invested in the company in October.
6) A January Note in the principle amount of $150,000 and a warrant to purchase 8,334 shares were issued to Cummings Bay Capital LP which has the same fund manager as the Highland Long/Short Healthcare Fund which first invested Company in October 2010.
7) A January Note in the principal amount of $200,000 and a warrant to purchase 11,112 shares were issued to Andy Sassine who had first invested in the Company in October 2010.
8) A January Note in the principal amount of $50,000 and a warrant to purchase 2,778 shares were issued to a trust, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter.
9) Four January Notes in aggregate amount of $550,000 were issued to new accredited investors together with warrants to purchase 30,558 shares.

10,002	$9.90	These warrants were issued Monarch Capital who acted as placement agents in raising $750,000 from three investors who purchase January Notes pursuant to the January Purchase Agreement described in Note 3 and Antaeus Capital, Inc. who acted as placement agent in raising $150,000 from one investor who is purchased January Notes pursuant to the Note and Warrant Purchase agreement described in Note 3.

(1,412)	$0.30	Warrants expired

(565)	$0.30	Warrants were surrendered in a net issue exercise: 539 shares were issued in lieu of cash.

980,390		Warrants outstanding at September 30, 2011
613,782	$3.00	As a result of the issuance of 2011 Bridge Notes at a conversion of $3.00 and associated warrants to purchase common stock at an exercise price of $3.00, the ratchet provision in the October and January Notes was triggered with the resultant adjustment in the number of shares convertible at the lowered conversion price of $3.00 down from $9.00 and the consequential adjustment in the number of warrants issued to the October and January Note Holders.

31,112	$3.00	As mentioned above the ratchet provision in the issued placement agent warrants was also triggered with the resultant adjustment in the number of warrants being issued to the placement agents.

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2,823)	$0.30	Warrants were surrendered in a cash exercise for 2,823 shares.

		These warrants were issued to 4 investors who purchased notes for $1,080,000 pursuant to the 2011 Bridge Purchase Agreement described in note 3. Of the 4 accredited investors during the October 2011 through December 2011 period, three have had prior relationships with the Company as follows:
		1) Three 2011 Bridge Notes in aggregate principal amount of $750,000, and warrants to purchase 250,002 shares were issued to John Pappajohn, a director of the Company.
360,003	$3.00	2) Two 2011 Bridge Notes in aggregate amount of $80,000 were issued to accredited investors, who had previously invested in the Company, together with warrants to purchase 26,667 shares.
		3) A 2011 Bridge Note in the principal amount of $250,000, and a warrant to purchase 83,334 shares were issued to the Zanett Opportunity Fund, an entity affiliated with Zachary McAdoo, who was subsequently appointed a director of the Company.

2,667	$3.00	These warrants were issued to Monarch Capital who acted as placement agents in raising $80,000 from two investors who purchased 2011 Bridge Notes pursuant to the 2011 Bridge Note January Purchase Agreement described in Note 3.

(87,574)	$0.30 to $54.36	Warrants expired

1,897,557		Warrants outstanding at December 31, 2011

		These warrants were issued to 8 investors who purchased notes for $920,000 pursuant to the 2011 Bridge Purchase Agreement described in note 3 and a $90,000 unsecured bridge note. Of the 8 accredited investors during the January 2012 through March 2012 period, four have had prior relationships with the Company as follows:
		1) Three 2011 Bridge Notes in aggregate amount of $180,000 were issued to accredited investors, who had previously invested in the Company, together with warrants to purchase 60,001 shares.
336,670	$3.00	2) A 2011 Bridge Note in the principal amount of $40,000, and a warrant to purchase 13,334 shares were issued to the Zanett Opportunity Fund, an entity affiliated with Zachary McAdoo, who is a director of the Company.
		3) A unsecured Bridge Note in the principal amount of $90,000, and a warrant to purchase 30,000 shares were issued to the Zanett Opportunity Fund, an entity affiliated with Zachary McAdoo, who is a director of the Company.
		4) Four 2011 Bridge Notes in aggregate amount of $700,000 and a warrant to purchase 233,335 shares were issued to four new investors to the company.

2,667	$3.00	These warrants were issued to Monarch Capital who acted as placement agents in raising $80,000 from two investors who purchased 2011 Bridge Notes pursuant to the Bridge Note January Purchase Agreement described in Note 3.

15,167	$3.00	These warrants were issued to Innerkip Capital Management who acted as placement agents in raising $650,000 from three investors who purchased 2011 Bridge Notes pursuant to the 2011 Bridge Note January Purchase Agreement described in Note 3.

(57,791)	$1.80	Warrants expired

2,194,270		Warrants outstanding at March 31, 2012

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2012, there were warrants outstanding to purchase 2,194,270 shares of the Company’s common stock.  The exercise price of the outstanding warrants range from $3.00 to $54.00 with a weighted average exercise price of $4.94.  The warrants expire at various times starting 2012 through 2018.

5.	RELATED PARTY TRANSACTIONS

As at March 31, 2011, accrued consulting fees included $27,000 due to Dr. Henry Harbin, a director in accordance with a 12 month consulting agreement, the first term of which ended on December 31, 2010.  The agreement was automatically renewed for an additional 12 month term effective January 1, 2011 and automatically renewed for a third 12 month term effective January 1, 2012.  For the six-month period ended March, 2011 two payments totaling $18,000 were made to Dr. Harbin in connection with the consulting agreement. As at March 31, 2012 we had accrued $63,000 for Dr. Harbin.

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

On November 3, 2010, the Company entered into the October Purchase Agreement with BGN Acquisitions Ltd. LP, of which our Director, Dr. George Kallins, is the general partner, to purchase a secured promissory note in the principal amount of $250,000. For further detail, please refer to the section 2010, 2011 & 2012Private Placement Transactions in Note 3 above.

On November 24, 2010 the Board of Directors, excluding Mr. Pappajohn, resolved to ratify an engagement agreement with Equity Dynamics, Inc. a company owned by Mr. Pappajohn, to provide financial advisory services to assist the Company with the Company’s fund raising efforts.  These efforts have included advice and assistance with the preparation of Private Placement Memoranda, investor presentations, financing strategies, identification of potential and actual investors, and introductions to placement agents and investment bankers. The engagement agreement calls for a retainer fee of $10,000 per month starting February 1, 2010.  As of March 31, 2011 the Company had accrued $260,000 for the services provided by Equity Dynamics of which $155,000 has been paid, leaving $105,000 due and outstanding as at March 31, 2012.  The initial term of the agreement is for 12 months from its initiation and can be cancelled by either party, with or without cause, with 30 days written notice. On March 22, 2012, the Board ratified the extension of the engagement agreement through January 2012.

On February 15, 2011, pursuant to the January Purchase Agreement, we issued to Mr. Paul Buck, Chief Financial Officer of the Company, an Unsecured Note in the aggregate principal amount of $50,000 and related warrants to purchase up to 2,778 shares. Also on this date the Company pursuant to the January Purchase Agreement, issued an Unsecured Note in the aggregate principal amount of $50,000 and a warrant to purchase 2,778 shares to a trust, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter.

On February 23, 2011 an Unsecured Note in the aggregate principal amount of $200,000 and a warrant to purchase 11,112 shares of common stock was issued to Mr. Andy Sassine (an accredited investor who had previously invested in the Company and as a result of this purchase became a beneficial owner of more than 5% of our outstanding common stock).

On February 28, 2011, pursuant to the January Purchase Agreement, we issued to SAIL Venture Partners, LP January Notes in the aggregate principal amount of $187,500 and warrants to purchase up to 10,417 shares of common stock.  Additionally, we issued to SAIL 2010 Co-Investment Partners, L.P., an affiliate of SAIL Venture Partners, LP January Notes in the aggregate principal amount of $62,500 and warrants to purchase up to 3,473 shares of common stock.  We received $187,500 from SAIL Venture Partners, LP and $62,500 from SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $250,000 in gross proceeds.  Our Director, David Jones, is a senior partner of the general partner of SAIL Venture Partners, LP.  Also on February 28, 2011, pursuant to the 2011 Purchase Agreement, we issued an Unsecured Note in the aggregate principal amount of $400,000, and a warrant to purchase 22,223 shares of common stock to Highland Long/Short Healthcare Fund (which had previously invested in the Company and as a result of this purchase became a beneficial owner of more than 5% of our outstanding common stock).

 On April 15, 2011, pursuant to the January Purchase Agreement, we issued to SAIL Venture Partners, LP additional January Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 13,889 shares of common stock.  Additionally, we issued to SAIL 2010 Co-Investment Partners, L.P. January Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 13,889 shares of common stock.  We received $250,000 from each of SAIL Venture Partners, LP and SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $500,000 in gross proceeds.

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 25, 2011, pursuant to the January Purchase Agreement, we issued to SAIL Venture Partners, LP further January Notes in the aggregate principal amount of $125,000 and warrants to purchase up to 6,945 shares of common stock and issued to SAIL 2010 Co-Investment Partners, L.P. January Notes in the aggregate principal amount of $125,000 and warrants to purchase up to 6,945 shares of common stock.  We received $125,000 from each of SAIL Venture Partners, LP and SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $250,000 in gross proceeds.  Also on April 25, 2011, pursuant to the 2011 Purchase Agreement, we issued an Unsecured Note in the aggregate principal amount of $150,000, and a warrant to purchase 8,334 shares of common stock to Cummings Bay Healthcare Fund which has the same fund manager as the Highland Long/Short Healthcare Fund (which had previously invested in the Company and as a result of that prior purchase had already become a beneficial owner of more than 5% of our outstanding common stock).

On October 11, 2011, the Company, with the consent of holders of a majority in aggregate principal amount outstanding (the “Majority Holders”) of its subordinated unsecured convertible notes (the “January Notes”) amended all of the January Notes to, among other things, extend the maturity of such notes until October 1, 2012.

On October 12, 2011, the Company, with the consent of the Majority Holders of its senior secured convertible notes (the “October Notes”), amended all of the October Notes to, among other things, extend the maturity of such notes until October 1, 2012.  These amendments are further described in Note 3 - Convertible Debt and Equity Financings - 2010, 2011 & 2012 Private Placement Transactions.

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

On October 18, 2011, CNS Response, Inc. issued 2011 Bridge Notes in the aggregate principal amount of $250,000 and warrants to purchase 41,667 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $250,000. On November 11, 2011 the terms of the corresponding purchase agreement were amended and restated to provide for the issuance of warrants to purchase a number of shares corresponding to 100% of the number of shares issuable on conversion of the 2011 Bridge Notes. Consequently, the shares underlying the warrants issued to Mr. Pappajohn on October 18, 2011 were increased to 83,334 shares of common stock.

On November 11, 2011, the Company issued Mr. Pappajohn additional 2011 Bridge Notes in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock for gross proceeds to the Company of $250,000 as part of the 2011 Bridge Financing.  Again on December 27, 2011, the Company issued Mr. Pappajohn additional 2011 Bridge Notes in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock for gross proceeds to the Company of $250,000 as part of the 2011 Bridge Financing.  As of December 27, 2011, the Company has therefore issued 2011 Bridge Notes in the aggregate principal amount of $750,000 and warrants to purchase 250,002 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $750,000.

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 17, 2011, Zanett Opportunity Fund, Ltd. (“Zanett”), a Bermuda corporation for which McAdoo Capital, Inc. is the investment manager, purchased 2011 Bridge Note in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock for cash payments aggregating $250,000.  Mr. McAdoo is the president and owner of McAdoo Capital, Inc. On November 21, 2011, the Board of Directors elected Zachary McAdoo to the Board.  Mr. McAdoo also serves as Chairman of the Board’s Audit Committee.

On January 29, 2012, Zanett purchased a 2011 Bridge Note in the aggregate principal amount of $40,000 and warrants to purchase 13,334 shares of common stock for a cash payment aggregating $40,000.  Additionally on February 29, 2012, the Zanett purchased an Unsecured Bridge Note in the aggregate principal amount of $90,000 and warrants to purchase 30,000 shares of common stock for a cash payment aggregating $90,000.

The Amended and Restated Security Agreement, dated as of September 30, 2011, between the Company and Paul Buck, as administrative agent for the secured parties (the “Amended and Restated Security Agreement”), which replaces the security agreement from 2010, and the corresponding security interest terminate (1) with respect to the October Notes, if and when holders of a majority of the aggregate principal amount of October Notes issued have converted their notes into shares of common stock and, (2) with respect to the January Notes and notes to be issued in the 2011 Bridge Financing (the “2011 Bridge Notes”), if and when holders of a majority of the aggregate principal amount of January Notes and 2011 Bridge Notes (on a combined basis) have converted their notes.

The terms of the October Notes, January Notes, 2011 Bridge Notes and Unsecured Note and all related warrants, as well as details of the transactions in which they were issued, are described above in the section 2010, 2011 & 2012 Private Placement Transactions in Note 3.

6.	REPORTABLE SEGMENTS

The Company operates in two business segments:  referenced neurometric information services and clinical services.  Neurometric Information Services provides data, in the form of a PEER Report, to psychiatrists and other physicians/prescribers to enable them to make a more informed decision when treating a specific patient with mental, behavioral and/or addictive disorders.  Clinic operates NTC, a full service psychiatric practice.

The following tables show operating results for the Company’s reportable segments, along with reconciliation from segment gross profit (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:

	Three months ended March 31, 2012
	Reference Neurometric	Clinic	Eliminations	Total
Revenues	37,200	188,900	(12,000)	214,100

Operating expenses:
Cost of revenues	35,900	12,000	(12,000)	35,900
Research	67,400	-	-	67,400
Product Development	162,800	-	-	162,800
Sales and marketing	304,200	10,800	-	315,000
General and administrative	788,800	262,200	-	1,051,000
Total operating expenses	1,359,100	285,000	(12,000)	1,632,100

Loss from operations	$(1,321,900)	$(96,100)	$-	$(1,418,000)

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31, 2011
	Reference Neurometric	Clinic	Eliminations	Total
Revenues	38,400	162,600	(9,200)	191,800

Operating expenses:
Cost of revenues	36,500	9,200	(9,200)	36,500
Research	119,300	-	-	119,300
Product Development	116,400	-	-	116,400
Sales and marketing	321,400	26,100	-	347,500
General and administrative	764,500	314,700	-	1,079,200
Total operating expenses	1,358,100	350,000	(9,200)	1,698,900

Loss from operations	$(1,319,700)	$(187,400)	$-	$(1,507,100)

	Six months ended March 31, 2012
	Reference Neurometric	Clinic	Eliminations	Total
Revenues	75,200	341,200	(18,000)	398,400

Operating expenses:
Cost of revenues	75,100	18,000	(18,000)	75,100
Research	137,100	-	-	137,100
Product Development	275,300	-	-	275,300
Sales and marketing	590,400	54,700	-	645,100
General and administrative	1,597,200	514,800	-	2,112,000
Total operating expenses	2,675,100	587,500	(18,000)	3,244,600

Loss from operations	$(2,599,900)	$(246,300)	$-	$(2,846,200)

	Six months ended March 31, 2011
	Reference Neurometric	Clinic	Eliminations	Total
Revenues	72,800	283,200	(16,400)	339,600

Operating expenses:
Cost of revenues	72,500	16,400	(16,400)	72,500
Research	330,300	-	-	330,300
Product Development	260,800	-	-	260,800
Sales and marketing	565,100	29,200	-	594,300
General and administrative	1,597,500	535,600	-	2,133,100
Total operating expenses	2,826,200	581,200	(16,400)	3,391,000

Loss from operations	$(2,753,400)	$(298,000)	$-	$(3,051,400)

The following table includes selected segment financial information as of March 31, 2012, related to total assets:

	Reference Neurometric	Clinic	Total
Total assets	$645,400	$59,500	$704,900

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	LOSS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three months and six months ended March 31, 2012 and 2011, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months ended March 31, 2012 and 2011 are as follows:

	For the Three Months ended March 31,

	2012	2011
Net loss for computation of basic net loss per share	$(8,394,500)	$(6,946,300)
Net loss for computation of dilutive net income loss per share	$(8,394,500)	$(6,946,300)

Basic net loss per share	$(4.48)	$(3.72)

Diluted net income loss per share	$(4.48)	$(3.72)

Basic weighted average shares outstanding	1,873,948	1,867,464
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	1,873,948	1,867,464

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	2,051,886	402,759
Warrants	1,905,251	871,384
Options	527,958	511,743

A summary of the net loss and shares used to compute the loss per share for the six months ended March 31, 2012 and 2011 are as follows:

	For the Six Months ended March 31,

	2012	2011
Net loss for computation of basic net loss per share	$(11,125,700)	$(7,043,900)
Net loss for computation of dilutive net income loss per share	$(11,125,700)	$(7,043,900)

Basic net loss per share	$(5.94)	$(3.77)

Diluted net loss per share	$(5.94)	$(3.77)

Basic weighted average shares outstanding	1,873,766	1,867,690
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	1,873,766	1,867,690

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	1,909,742	347,499
Warrants	1,781,556	841,070
Options	525,894	515,065

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND CONTINGENT LIABILITIES

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

On April 11, 2011, Brandt and his family business partnership Brandt Ventures, GP, filed an action in the Superior Court for the State of California, Orange County against CNS Response, Inc., one of its stockholders, SAIL Venture Partner, LP, and Mr. David Jones, a member of the board of directors, alleging breach of a promissory note agreement entered into by Brandt Ventures, GP and the Company and alleging that Mr. Brandt was wrongfully terminated as CEO in April, 2009 for which he is seeking approximately $170,000 of severance. The plaintiffs seek rescission of a $250,000 loan made by Brandt Ventures, GP to the Company which was converted into common stock in accordance with its terms, restitution of the loan amount and compensatory and punitive damages for Mr. Brandt’s termination. The Company was served with a summons and complaint in the action on July 19, 2011. On November 1, 2011, Mr. Brandt filed an amended complaint amending their claims and adding new claims against the same parties. On March 12, 2012, the court sustained demurrers to certain of the counts against each defendant. On March 22, 2012, Mr. Brandt filed a second amended complaint that modifies certain of his claims, but does not add new claims. The Company believes the second amended complaint, like the prior complaints, is devoid of any merit. The Company is aggressively defending the action. The action is captioned Leonard J. Brandt and Brandt Ventures, GP v. CNS Response, Inc., Sail Venture Partners and David Jones, case no. 30-2011-00465655-CU-WT-CJC.

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

Lease Commitments

On December 30, 2009 the Company entered a three year lease, commencing February 1, 2010 and terminating on January 31, 2013 for its new Headquarters and Neurometric Information Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  The 2,023 square foot facility has an average cost for the lease term of $3,600 per month.  The remaining lease obligation totals $41,500: being $24,900 and $16,600 for fiscal years 2012 and 2013 respectively.

The Company leases space for its Clinical Services operations under an operating lease.  The original lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility has an average cost for the lease term of $5,100 per month. The remaining lease obligation totals $71,800: being $33,000 and $38,800 for fiscal years 2012 and 2013 respectively.

The Company incurred rent expense of $27,500 and $27,000 for the three months ended March 31, 2012 and 2011 respectively and $54,900 and $54,000 for the six months ended March 31, 2012 and 2011 respectively.

On November 8, 2010 we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months ending October 2014 and the monthly payment is $412. As of March 31, 2012 the remaining lease obligation is $12,400: being $2,600, $4,900 and $4,900 for fiscal years 2012, 2013 and 2014 respectively.

9.	SUBSEQUENT EVENTS

Events subsequent to March 31, 2012 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  The following events have occurred since March 31, 2012.

On April 2, 2012, the Company announced that on March 30, 2012 it filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”) to (i) effect a 1-for-30 reverse stock split (“reverse split”) of its common stock, par value $0.001 per share (the “Common Stock”), effective at 5:00 p.m. Pacific Time on April 2, 2012 (the “Effective Time”), and (ii) simultaneously therewith reduce the number of authorized shares of Common Stock available for issuance under the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), from 750 million to 100 million. Because the Amendment does not reduce the number of authorized shares of Common Stock in the same proportion as the reverse split, the effect of the Amendment is to increase the number of shares of Common Stock available for issuance relative to the number of shares issued and outstanding.

At the Effective Time, immediately and without further action by the Company’s stockholders, every 30 shares of the Company’s Common Stock issued and outstanding immediately prior to the Effective Time were automatically combined into one share of Common Stock. In the event the reverse split left a stockholder with a fraction of a share, the number of shares due to that stockholder was rounded up. Further, any options, warrants and rights outstanding as of the Effective Time that are subject to adjustment were adjusted in accordance with the terms thereof. These adjustments may include, without limitation, changes to the number of shares of Common Stock that may be obtained upon exercise or conversion of these securities, and changes to the applicable exercise or purchase price. As a result of the reverse split, a “D” was placed on the Common Stock’s ticker symbol for 20 business days.

On April 26, 2012, we received a short-term, interest free loan of $100,000 from John Pappajohn, a director of the Company, for the purpose of funding offering costs and other sundry operating expenses. The loan is evidenced by a demand note and repayment of that note will be when the closing of the registered offering is consummated.

CNS RESPONSE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 7, 2012, the Board approved the terms of the 2012 Conversion Agreements. Under these agreements, all holders of October Notes, January Notes, 2011 Bridge Notes and/or Unsecured Note as described in Note 3 above would agree to automatically convert their notes to equity upon a qualified offering with gross proceeds of at least $5 million, at which time they would be issued an additional consideration warrant for every two shares they are issued upon the conversion to equity of their note (including accrued and unpaid interest thereon). The form of the warrant will be the same as the warrants that would be offered to the investors in the qualified offering. Furthermore, the October and January note holders would also receive an additional 50% warrant coverage on the principal amount of (but not accrued and unpaid interest on) their note. The form of these warrants will be similar to their original warrants as amended. The 2011 Conversion Agreement also provides for the amendment of the warrants issued to the note holders whereby the ratchet provision of the warrants would be amended to provide for a one-time ratchet adjustment of the exercise price to the per-share offering price in the qualified offering in the event that the exercise price is greater than the offering price in the qualified offering. If and when executed by the holders, the 2012 Conversion Agreement would supersede the Amendment and Conversion Agreements of September 2011 and the Agreements to Convert and Amend of June 2011, which both anticipated that the October and January notes would automatically convert to equity upon the raising of $10 million in a qualified offering.

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

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the six months ended March 31, 2012 and 2011.  Except for historical information, the matters discussed in this management's discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our limited capital and inability to raise additional funds to support operations and capital expenditures;

•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

•	our inability to gain widespread acceptance of our PEER Reports;

•	our inability to prevail in convincing the FDA that our rEEG or PEER Online service does not constitute a medical device and should not be subject to regulation;

•	the possible imposition of fines or penalties by FDA for alleged violations of its rules or regulations;

•	our inability to successfully compete against existing and future competitors;

•	our inability to manage and maintain the growth of our business;

•	our inability to protect our intellectual property rights; and

•	other factors discussed under the headings “Risk Factors” and “Business” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

Working Capital

Since our inception, we have generated significant net losses. As of March 31, 2012, we had an accumulated deficit of approximately $53.4 million, and as of March 31, 2011, our accumulated deficit was approximately $40.4 million. We incurred operating losses of $2.8 million and $3.1 million for the six months ended March 31, 2012 and 2011, respectively and incurred net losses of $11.1 million and $7.0 million for those respective periods. Of these net losses $5.5 million was due to a loss on derivative liabilities for the 2012 period as opposed to a $0.30 million gain on derivative liabilities for the 2011 period.  We expect our net losses to continue for at least the next couple of years. We anticipate that a substantial portion of our capital resources and efforts will be focused on the scale-up of our commercial organization, research, product development and other general corporate purposes, including the payment of legal fees incurred as a result of our litigation. Research and development projects include the completion of more clinical trials, including an FDA Investigational Device Exemption (IDE) study with the military (these are necessary to further validate the efficacy of our products and services relating to our PEER technology across different types of behavioral disorders); the enhancement of the CNS Database and PEER process; and to a lesser extent, the identification of new medications that are often combinations of approved drugs.  We anticipate that future research and development projects will be funded by grants or third-party sponsorship, along with funding by the Company.

As of March 31, 2012, our current liabilities of approximately $22.6 million exceeded our current assets of approximately $0.6 million by approximately $22.0 million and our net losses will continue for the foreseeable future.  As part of the $22.6 million of current liabilities we have approximately $7.5 million of secured convertible debt which is discounted to $6.0 million. We have an additional $90,000 of unsecured debt which is discounted to $7,500. Since March 31, 2012, we have borrowed $100,000 as a short-term, interest free loan from a director to pay for offering costs associated with our fund raising activities. We will need immediate additional funding to continue our operations plus substantial additional funding before we can increase the demand for our PEER Online services.  In addition, we will have to repay the current outstanding notes plus interest starting October 1, 2012, unless we can raise at least $5 million through a public offering (in which case, pursuant to their terms of the 2012 Conversion Agreement, all convertible promissory notes would automatically be converted into shares of our common stock). The 2012 Conversion Agreements have not yet been executed by all holders. We can provide no assurances that we will succeed in having the holders agree to the terms of the 2012 Conversion Agreements.

We are actively exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic and market conditions that currently prevail.  Furthermore, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting the funds available for our business activities. If adequate funds are not available, we may be required to delay or curtail significantly our development and commercialization activities.  This would have a material adverse effect on our business, financial condition and/or results of operations and could ultimately cause us to have to cease operations.

Recent Developments in Fiscal Years 2011 and 2012

Neurometric Services Accomplishments

Optum Approval as Emerging Technology:  The Company has been involved in a one-year Technology Assessment process with United Healthcare, the nation’s largest health insurance carrier, reviewing clinical evidence to determine the clinical effectiveness and reimbursement coverage for our technology. Optum, a unit of United Healthcare Group, approved PEER Outcomes for reimbursement as an Emerging Technology, determining that it had sufficient evidence based on two randomized controlled trials with statistical significance and reasonable effect size. The technology is approved for use in pilot programs for selected regions and/or clients.

Depression Efficacy Study:  Over the last few years, we have been primarily focused on demonstrating the efficacy of PEER Report informed treatments through multiple clinical trials. The largest of these — the Depression Efficacy Trial — was a multi-center, randomized, parallel controlled trial completed in 2009 at 12 academic and commercial sites, including Harvard, Stanford, Cornell, University of California Irvine and Rush. The study began in late 2007 and was completed in September 2009, screening 465 potential subjects with Treatment-Resistant Depression and ultimately randomizing 114 participants to a 12-week course of treatment utilizing PEER Reports in the experimental group and a modified STAR*D algorithm in the control group (STAR*D, or Sequenced Treatment Alternatives to Relieve Depression, was a large, seven-year study sponsored by the National Institute of Mental Health and completed in 2006). Primary clinical outcome measures included the Quick Inventory of Depression Symptomology (QIDS-16-SR) and the Quality of Life Enjoyment and Satisfaction Questionnaire (Q-LESQ-SF). Top-line results were consistent with previous trials of PEER Reports:

•	The study found that physicians using PEER Reports significantly outperformed the modified STAR*D treatment algorithm beginning at week two. The difference, or separation, between PEER Reports and the STAR*D control group was 50 and 100 percent for the study’s two primary endpoints. By contrast, separation between a new treatment and a control group often averages less than 10 percent in antidepressant studies. Interestingly, separation was achieved early (in week 2) and was durable, continuing to grow through week 12.

•	Statistical significance (p < .05) was achieved on all primary and most secondary endpoints.

During 2011 we released the results of several studies which had been conducted during the year as follows:

Commercial Payer Analysis:  We conducted a retrospective analysis of physician reports and health records of patients who were members of several of the nation’s largest managed care networks. The results were presented at the 2011 NEI Global Psychopharmacology Congress and, subsequently, a paper has been published in Neuropsychiatric Disease and Treatment, the journal of the International Neuropsychiatric Association (“INA”). The paper entitled “Measuring Severe Adverse Events and Medication Selection Using A “PEER Report” for Non-Psychotic Patients: A Retrospective Chart Review” was authored by Daniel Hoffman M.D. of our subsidiary Neuro-Therapy Clinic, Charles DeBattista M.D. of the Stanford University School of Medicine, Rob Valuck, Ph.D. from the University of Colorado Health Sciences Center and Dan Iosifescu of the Mood and Anxiety Disorders Program, Mount Sinai School of Medicine and Harvard University Faculty. The analysis of 257 evaluable patient records for the period starting in 2003 through mid-2011 represents cases in which the prescribers utilized PEER Outcome Reports for these patients. The analysis found that prescribers using the PEER Outcomes reported reduced trial-and-error pharmacotherapy through the following findings:

•	27 patients (11%) actually required no medications at all after the PEER report.

Of the remaining patients who required medications:

o	87% of the patients achieved “much improved” or “very much improved” on the Clinical Global Improvement standardized outcomes measurement and 71% showed significant improvement using the Quality of Life Enjoyment and Satisfaction Questionnaire.

o	69% of the patients achieved Maximum Medical Improvement (MMI) in an average of four visits.

o	Out of 68 (26%) patients who had reported suicidality preceding their PEER Outcome Report, nine (4%) reported suicidality during the average two year follow-up period.

Out of 33 patients who had experienced a severe adverse event on their previous medications, 18 (55%) had PEER Outcome Reports which indicated poor outcomes for those medications in patients with similar EEG findings, suggesting caution in using those drugs.

Medco Analysis:  In 2011, the Company signed an agreement with Medco Health Services Inc. to analyze historical PEER Outcome results in terms of Medco drug and healthcare claims datasets. Approximately 2,200 matching records were analyzed, yielding about 211 patients for whom 365 days of continuous claim data were available before and after the test. Based on these data, consultants for CNS Response assessed the performance of physicians before and after testing. Findings include:

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

•	The primary endpoint of the analysis was to measure impact on healthcare utilization, with a 25% reduction in health care costs experienced for those in the PEER group versus those in the control cohort. However, because the claim sample size was small (only 29 health care records), the reduction did not reach statistical significance.

•	Drug mix: a significantly higher proportion of older medications were utilized by physicians in the tested group, with generally fewer SSRIs (Selective Serotonin Reuptake Inhibitors) and Atypical Antipsychotics, and categorical increases in MAOI (Oxidase Inhibitors) and Tricyclic class antidepressants, and certain stimulants.

Eating Disorders Study:  In November 2011, we published in Neuropsychiatric Disease and Treatment, the journal of the International Neuropsychiatric Association (“INA”), a paper entitled “Retrospective Chart Review of a Referenced EEG Database in Assisting Medication Selection for Treatment of Depression in Patients with Eating Disorders.” The physicians reviewed two-year pre-treatment data and between two- to five-year follow-up data, found that study patients experienced significantly decreased depressive symptoms and overall 53 percent fewer hospitalization days, which significantly reduced overall healthcare costs. In addition, according to the study, the wide variety of medications successfully used to treat study patients suggests there is no single class of medications for treating eating disorders. Instead, by developing individual treatment regimens, correlated to a patient’s unique neurophysiology, physicians were able to achieve significant reductions in trial-and-error practice. The subjects had previously failed an average of 5.7 medications over an average of nine years.

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

Polypharmacy Paper:  We published an additional paper in Neuropsychiatric Disease and Treatment, the journal of the INA entitled “Polypharmacy or Medication Washout: An Old Tool Revisited”. The paper includes a comparison of the advantages and risks from using medication washout versus polypharmacy with treatment-resistant patients. Polypharmacy is a common medical practice in which physicians prescribe additional psychiatric medications on top of previous medications already being used for a patient. This can result in patients being on too many drugs with the potential for harmful side effects. When done appropriately, washing medications out of select patients can be valuable in supporting better patient diagnosis and assessing medication needs, and can reduce the risks resulting from unknown drug interactions. While some patients will still need more than one medication as part of their treatment regimen, the ultimate goal is to determine which medications are necessary and effective for an individual patient. The paper highlights previous study findings and current data related to medication washout and polypharmacy, including:

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

Product Development

Within the past year significant changes have been made to the Company’s product architecture and database, as well as refinement of its market focus with physicians and payers. Accordingly, the Company has introduced PEER Online TM as its cloud-based platform for physicians and the PEER Outcome TM Report as its output. The designation rEEG® will continue to be used in reference to the company’s original database, but not to its services or output. Significant updates to the outcome database have occurred over the past year, including:

•	Significant expansion from the current database, based on receipt of hundreds of new patient outcomes from network physicians. With the anticipated addition of approximately 2,000 new subjects under an Investigational Device Exempt trial with the U.S. Military, the PEER Outcome database has the potential to grow significantly.

•	The Company is upgrading its normative database to improve the robustness and utility of its findings, using the Neuroguide platform from Applied Neurosciences Inc. In addition to an improved normative dataset and significantly more variables for characterizing neurophysiology (10 times more than our current database), this platform offers the opportunity for improved pattern recognition and display of three-dimensional findings from quantitative EEG through LORETA, a modeling capability which analyzes deeper structures within the brain.

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

TMS Response Study:  In February, results from a study of EEG prediction of TMS responsivity were published by Dr. Martijn Arns in the peer-reviewed journal Brain Stimulation. “Neurophysiological predictors of non-response to rTMS in depression” presents results of a multi-site clinical trial (n=90) in the Netherlands using several CNSO variables (iAPF, Theta and P300 amplitude) associated with non-response to TMS therapy. Use of these combined neurometrics in a discriminant analysis resulted in a reliable identification of non-responders with low false positive rates. Replication studies are currently being planned in both the Netherlands and the U.S.

PEER Online Patents

We have fourteen issued patents, of which five are in the U.S., which cover the process involved in our PEER Online service and we have been notified that a sixth U.S. patent will be issued on June 20, 2012 and that a seventh U.S. patent will also be issued. Our fourteen existing patents are valid until between September 2017 and July 2022. In addition, we believe these patents cover the analytical methodology we use with any form of neurophysiology measurement including SPECT (Single Photon Emission Computed Tomography), fMRI (Functional Magnetic Resonance Imaging), PET (Positron Emission Tomography), CAT (Computerized Axial Tomography), and MEG (Magnetoencephalography). We do not currently have data on the use of such alternate measurements, but we believe they may, in the future, prove to be useful to guide therapy in a manner similar to referenced-EEG. We have been issued patents in the following countries and regions: Canada (2 patents), Europe (2 patents), Australia (3 patents), Mexico (1 patent) and Israel (1 patent). We also have filed multiple additional patent applications for our technology in the U.S., Europe, Canada, Japan and Mexico.

The Company received notice in April, 2012 that it will receive approval for a distinctly new patent estate, covering internet transmission of neurometric information. This new allowance under its basic methods patent portfolio, file number CNSR-09318, covers remote or web-based transmission of neurometric data.  In the event that use of neurometric data or algorithms becomes widespread, this patent could make it necessary for major equipment manufacturers to license rights from the Company in order to transmit such information for use in medication response prediction.

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

CNS Response has also filed patent applications in the U.S. and Canada related to the company’s acquisition of patient responsivity data for Transcranial Magnetic Stimulation (TMS).  This would be the Company’s first application for a neurometric predictor of a non-drug therapy. The Company anticipates using this methodology to help physicians better understand which patients may positively respond to TMS for treating depression.   The U.S. and Canadian patent applications are entitled "Method for Assessing the Susceptibility of a Human Individual Suffering from a Psychiatric or Neurological Disorder to Neuromodulation Treatment.”

Trademarks

‘‘Referenced-EEG’’ and ‘‘rEEG’’ are registered trademarks of CNS California in the United States. We will continue to expand our brand names and our proprietary trademarks worldwide as our operations expand. We have trademarked PEER Online and PEER Outcome Reports and expect that they will be registered in due course by the United States Patent and Office.

PEER Online Database

The PEER Online database consists of over 34,000 clinical outcomes for 8,700 unique patients with psychiatric or addictive problems. The PEER Online database is maintained in two parts:

1. The CNSO Database

The CNSO Database includes EEG recordings and neurometric data derived from analysis of these recordings. This data is collectively known as the CNSO Data. CNSO or ‘‘Quantitative EEG’’ is a standard measure that adds modern computer and statistical analyses to traditional EEG studies. We utilize two separate CNSO databases which provide statistical and normative information in the PEER Outcome Report process.

2. The Clinical Outcomes Database

The Clinical Outcomes Database consists of physician provided assessments of the clinical long-term outcomes (average of 405 days) of patients and their associated medications. The clinical outcomes of patients are recorded using an industry-standard outcome rating scale, the Clinical Global Impression Improvement scale (‘‘CGI-I’’). The CGI-I requires a clinician to rate how much the patient’s illness has improved or worsened relative to a baseline state. A patient’s illness is compared to change over time and rated as: very much improved, much improved, minimally improved, no change, minimally worse, much worse, or very much worse.

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

2010, 2011 & 2012 Private Placement Transactions

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

From October 12, 2011 through January 30, 2012, we raised an additional $2.00 million through the sale of subordinated secured convertible notes (“2011 Bridge Notes”) and warrants. Of such amount, $1.04 million was purchased by members of our Board of Directors or their affiliate companies.

On February 29, 2012, we raised an additional $90,000 through the sale of an unsecured convertible note and warrants. This note was purchased by an affiliate company of a member of our Board of Directors.

Refer to Note 3. Convertible Debt and Equity Financings to the Unaudited Condensed Consolidated Financial Statements for details of the abovementioned transactions

Critical Accounting Policies and Significant Judgments and Estimates

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

Long-Lived Assets and Intangible Assets

Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived or intangible asset exceeds its fair value. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives of ten years. No impairments of property and equipment or intangible assets were recorded during the six months ended March 31, 2012 and 2011.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011

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

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended March 31,
	2012	2011

Revenues	100%	100%
Cost of revenues	17	19
Gross profit	83	81
Research	31	62
Product Development	76	61
Sales and marketing	147	181
General and administrative expenses	491	563
Operating loss	(662)	(786)
Other income (expense), net	(3,259)	(2,836)
Net income (loss)	(3,921)%	(3,622)%

Revenues

The following table presents revenues for each of the periods indicated and the corresponding percent change.

	Three Months Ended March 31,
	2012	2011	Percent Change

Neurometric Information Service Revenues	$25,200	$29,200	(14)%
Clinical Service Revenues	188,900	162,600	16%
Total Revenues	$214,100	$191,800	12%

With respect to our Neurometric Information Services business the number of third-party paid PEER reports delivered decreased from 73 for the three months ended March 31, 2011, to 63 for the three month ended March 31, 2012, while the average revenue per report increased from $395 to $400 for the respective periods. Additionally our Clinical Services operation ordered 25 PEER reports during the three months ended March 31, 2012. The total numbers of free PEER reports processed were 39 and 25 for the three months ended March 31, 2011 and 2012 respectively.  These free rEEG reports are used for training new psychiatrists, database-enhancement and compassionate-use purposes.

Clinical Service revenues increased by $26,300 for the three months ended March 31, 2012 from the equivalent period in 2011. This is partly due to increased advertising which brought in additional patients resulting in increased revenue.

Cost of Revenues

The following tables present cost of revenues for each of the periods indicated and the corresponding percent change.

	Three Months Ended March 31,
	2012	2011	Percent Change

Cost of Neurometric information services revenues	$35,900	$36,500	(2)%

Cost of Neurometric Information Services revenues consists of payroll, consulting, and other miscellaneous costs.  Consulting costs primarily represent external costs associated with the processing and analysis of PEER reports and range between $75 and $100 per rEEG Report.

	Three Months Ended March 31,
Key Expense Categories	2012	2011	Change
Salaries and benefit costs	$25,100	$29,400	$(4,300)
Consulting fees	10,300	5,700	4,600
Other miscellaneous costs	500	1,400	(900)
Total Costs of Revenue	$35,900	$36,500	$(600)

 Comparing the three months ended March 31, 2012, with the corresponding period in 2011, Salaries and benefit costs decreased by $4,300 due to a minor reduction in benefit costs and reduction of the vacation accrual. Consulting fees increased marginally in the 2012 period. Overall cost of revenues remained consistent for the two periods in question.

Research

The following tables present research expenses for each of the periods indicated and the corresponding percent change.

	Three Months Ended March 31,
	2012	2011	Percent Change

Neurometric Information Services Research	$67,400	$119,300	(44)%

Research expenses consist of payroll costs (including stock-based compensation costs), consulting fees, and other miscellaneous costs.

	Three Months Ended March 31,
Key Expense Categories	2012	2011	Change
Salaries and benefit costs	$57,800	108,800	$(51,000)
Consulting fees	3,000	3,000	-
Other miscellaneous costs	6,600	7,500	(900)
Total Research	$67,400	$119,300	$(51,900)

Comparing the three months ended March 31, 2012 with the corresponding period in 2011, Salaries and benefit costs decreased by $51,000 from the three months ended March 31, 2011 to the corresponding 2012 quarter. This was due to a decrease in stock-based compensation as certain stock option grants became fully vested and consequently no further option costs were expensed. Other miscellaneous costs remained substantially equivalent for the two periods in question.

Product Development

The following tables present product development expenses for each of the periods indicated and the corresponding percent change.

	Three Months Ended March 31,
	2012	2011	Percent Change

Neurometric Information Services Product Development	$162,800	$116,400	(40)%

Product development expenses consist of payroll costs (including stock-based compensation costs), consulting fees, system development costs and other miscellaneous costs.

	Three Months Ended March 31,
Key Expense Categories	2012	2011	Change
Salaries and benefit costs	$63,900	$60,600	$3,300
Consulting fees	41,400	0	41,400
System development costs	52,000	44,200	7,800
Other miscellaneous costs	5,500	11,600	(6,100)
Total Product Development	$162,800	$116,400	$46,400

Comparing the three months ended March 31, 2012 with the corresponding period in 2011: salaries and benefits remained substantially consistent for the two period; consulting fees increased by $41,400 during this quarter as we utilized the services of a consultant specializing in FDA filings and in designing study protocols and a second consultant to work on documenting and testing aspects of the PEER Online system upgrades that are in development. System development and maintenance cost increased by $7,800 in the 2012 quarter as $17,000 was spent on programming a major system upgrade in order to use the Neuroguide platform and a further $14,000 was spent on upgrading the Physician Portal. In 2011 the EEG Portal was upgraded along with some less costly system upgrades. Other miscellaneous costs decreased by $6,100 in the 2012 quarter largely due to a reduced travel schedule.

Sales and marketing

The following tables present sales and marketing expenses for each of the periods indicated and the corresponding percent change.

	Three Months Ended March 31,
	2012	2011	Percent Change
Sales and Marketing
Neurometric Information Services	$304,200	$321,400	(5)%
Clinical Services	10,800	26,100	(59)%
Total Sales and Marketing	$315,000	$347,500	(9)%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees and conference and travel expenses.

	Three Months Ended March 31,
Key Expense Categories	2012	2011	Change
Salaries and benefit costs	$185,200	$166,300	$18,900
Advertising and marketing costs	65,400	77,700	(12,300)
Consulting fees	30,000	53,400	(23,400)
Conferences and travel costs	18,100	21,100	(3,000)
Other miscellaneous costs	5,500	2,900	2,600
Total Sales and marketing	$304,200	$321,400	$(17,200)

 Comparing the three months ended March 31, 2012, with the same period in 2011: payroll and benefits increased by $18,900 with the addition of the VP of Customer Relations who started in mid-February, 2011. Advertising and marketing expenses decreased by $12,300 in the 2012 quarter due to a change in the mix of expenditures; in the 2011 quarter we had spent $52,000 on the Medco Study which was to develop data for an economic analysis for payers. Additionally, $20,000 was spent on EEG equipment for use by a new clinic customer; while in the 2012 quarter the Company spent $65,000 on the development and implementation of a test marketing campaign in the Denver, Boston and Southern California areas. Consulting expenditures decreased by $23,400 in the 2012 period as we utilized an advertising agency and reduced our reliance on various marketing consultants who were predominantly utilized in the 2011 period.  Conference and travel and miscellaneous expenditures over the two respective periods remained substantially unchanged.

For Clinical Services, Sales and Marketing expenses decreased by $15,300 for the three months ended March 31, 2012, as compared to the prior year’s period as Neurometric Information Services had contracted with an advertising agency to undertake a test marketing campaign. Consequently, the advertising expense was borne within the sales and marketing cost center of Neurometric Information Services.

General and administrative

The following tables present general and administrative expenses for each of the periods indicated and the corresponding percent change.

	Three Months Ended March 31,
	2012	2011	Percent Change
General and administrative
Neurometric Information Services	$788,800	$764,500	3%
Clinical Services	262,200	314,700	(17)%
Total General and administrative	$1,051,000	$1,079,200	(3)%

General and Administrative expenses for our Neurometric Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal, other professional and consulting fees, patent costs, marketing and investor relations expenses, conference and travel and miscellaneous costs, dues and subscriptions, and general administrative and occupancy costs.

	Three Months Ended March 31,
Key Expense Categories	2012	2011	Change
Salaries and benefit costs	$404,200	$436,100	$(31,900)
Legal fees	203,200	99,800	103,400
Other professional and consulting fees	56,400	95,700	(39,300)
Patent costs	25,600	32,300	(6,700)
Marketing and investor relations costs	6,100	4,900	1,200
Conference and travel costs	16,700	23,200	(6,500)
Dues and subscriptions fees	18,300	20,000	(1,700)
General admin and occupancy costs	58,300	52,500	5,800
Total General and administrative costs	$788,800	$764,500	$24,300

With respect to our Neurometric Information Services business, in the three months ended March 31, 2012, compared to the same period in 2011 we had the following changes:

•	Payroll and benefit expenses decreased by a net $31,900 of which $36,200 was due to a decrease in stock-based compensation as certain stock option grants became fully vested and were therefore no longer expensed. This decrease was partially offset by an increase in salary and benefit cost of $14,100 with the addition of our accountant; we also had an IRS Payroll Tax refund of $6,600 which dated back to 2006 and had been disputed by the Company.

•	Legal fees showed a net increase of $103,400; this increase in expenditure was due to the Brandt litigation of $106,000. Mr. Brandt, the former CEO and Chairman of the Company, had filed a wrongful termination lawsuit against the Company and one of its Directors ( Please refer to Note 8 Commitments and Contingent Liabilities of the unaudited and condensed Consolidated Financial Statements for details). The Company believes the complaint is devoid of any merit and the Company is aggressively defending the action.

•	Professional and consulting fees decreased by a net $39,300 which was partly due to the mix of consulting services used in the respective periods. In the 2011 quarter we spent $28,000 for public relations services which are not being incurred in the 2012 quarter. A further decrease of $7,900 on accounting consultants was offset by bringing the consultant on board as full-time staff in March 2011.

•	Patent costs decreased by $6,700 largely because of timing of patent applications and maintenance costs in the respective periods.

•	Conference and travel costs decreased by $6,500 in 2012; while awaiting FDA IDE approval there was a reduced need for travel during this period.

•	Marketing and investor relations costs, dues and subscriptions and general administrative and occupancy costs remained substantially unchanged in the two respective periods.

For Clinical Services, General and Administrative expenses includes all costs associated with operating the Neuro-Therapy Clinic which are: payroll costs, medical supplies, occupancy costs and other general and administrative support costs.  These costs decreased by $52,500 to $262,200 in the three months ending March 31, 2012, from $314,700 in the 2011 period.  This decrease is due to multiple factors including: a reduction of staff and benefit costs and a reduction in consulting fees in the current period.

Other expense

The following table presents other non-operating expenses for each of the periods indicated and the corresponding percent change.

	Three Months Ended March 31,
	2012	2011	Percent Change

Neurometric Information Services expense, net	$(6,976,500)	$(5,439,200)	28%
Clinical Services expense	-	-	*
Total other expense	$(6,976,500)	$(5,439,200)	28%
* not meaningful

For the three months ended March 31, 2012 and 2011 net other non-operating expense for Neurometric Information Services were as follows:

•	For the three months ended March 31, 2012, we incurred non-cash interest charges totaling $1,135,700, of which $166,300 was accrued interest on our promissory notes at 9% per annum; the remaining balance of $969,400 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges.

•	We incurred finance fees totaling $106,200 in association with our private placement of convertible notes. Of these finance fees $55,100 was paid in cash and $51,100 was the fair value of warrants that were issued to the placement agents.

•	Under ASC 815, all derivative instruments are required to be measured subsequently at fair value and the change in fair value of non-hedging derivative instrument shall be recognized currently in earnings. Revaluation of our derivative liabilities for the promissory note conversion feature and associated warrants for the quarter ended March 31, 2012, resulted in a non-cash loss of $5,733,700. For the prior period ending March 31, 2011, this was a non-cash loss of $3,963,400 on the valuation of the derivative liabilities. The Company has experienced large changes in the valuation of derivative liabilities from quarter to quarter as a result of the volatility in its stock price.

Net Loss

The following table presents net loss for each of the periods indicated and the corresponding percent change.

	Three Months Ended March 31,
	2012	2011	Percent Change

Neurometric Information Services net profit (loss)	$(8,298,400)	$(6,758,900)	23%
Clinical Services net loss	(96,100)	(187,400)	(49)%
Total Net Loss	$(8,394,500)	$(6,946,300)	21%

The net loss for our Neurometric Information Services business of approximately $8.3 million for the three months ended March 31, 2012 compared to the $6.8 million loss in the prior year period is primarily due to the non-cash charges in our non-operational Other Expense category as described above. Actual operational losses were consistent for the 2012 period versus the 2011 period.

For our Clinical Services the net loss of $96,100 in the three months ended March 31, 2012 decreased by $91,300 compared to the prior year period through a combination of increased revenue of $26,300 and decreased costs of $63,000.

The Company’s operating loss declined by $89,100 in the 2012 period compared to the 2011 period. This improvement is masked in the net loss line due to multiple charges associated with non-cash interest expenses and non-cash derivative liabilities charges which stem from our promissory note financings. The Company anticipates that, if and when all note holders have executed the 2012 Conversion Agreements and upon the Company raising gross proceeds of $5 million in a qualified offering the promissory notes would automatically convert to equity. This conversion would also eliminate the derivative liabilities and the non-cash interest charges which currently have a major impact on our non-operational other expense line item.

Results of Operations for the Six Months Ended March 31, 2012 and 2011

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

  The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Six Months Ended March 31,
	2012	2011

Revenues	100%	100%
Cost of revenues	19	21
Gross profit	81	79
Research	34	97
Product Development	69	77
Sales and marketing	162	175
General and administrative expenses	530	628
Operating loss	(714)	(898)
Other income (expense), net	(2,078)	(1,176)
Net income (loss)	(2,793)%	(2,074)%

Revenues

The following table presents revenues for each of the periods indicated and the corresponding percent change.

	Six Months Ended March 31,
	2012	2011	Percent Change

Neurometric Information Service Revenues	$57,200	$56,400	1%
Clinical Service Revenues	341,200	283,200	20%
Total Revenues	$398,400	$339,600	17%

With respect to our Neurometric Information Services business the number of paid PEER Reports delivered increased marginally from 142 for the six months ended March 31, 2011, to 146 for the six months ended March 31, 2012, while the average revenue decreased from $397 to $392 per report for the six months ended March 31, 2012.  Additionally our Clinical Services operation ordered 44 PEER Reports during the period ended March 31, 2012.  The total numbers of free rEEG reports processed were 36 and 76 for the six months ended March 31, 2011 and 2012 respectively.  These free rEEG reports are used for training new psychiatrists, database-enhancement and compassionate-use purposes.

Clinical Service revenues increased by $58,000 for the six months ended March 31, 2012 from the equivalent period in 2011. This is partly due to the additional psychiatrist being fully credentialed with insurance payers in the latter period, and partly due to the increased advertising which brought in additional patients resulting in increased revenue.

Cost of Revenues

The following tables present cost of revenues for each of the periods indicated and the corresponding percent change.

	Six Months Ended March 31,
	2012	2011	Percent Change

Cost of Neurometric Information Services revenues	$75,100	$72,500	4%

Cost of Neurometric Information Services revenues consists of payroll, consulting, and other miscellaneous costs.  Consulting costs primarily represent external costs associated with the processing and analysis of PEER Reports and range between $75 and $100 per rEEG Report.

	Six Months Ended March 31,
Key Expense Categories	2012	2011	Change
Salaries and benefit costs	$53,000	$56,900	$(3,900)
Consulting fees	20,900	12,700	8,200
Other miscellaneous costs	1,200	2,900	(1,700)
Total Costs of Revenue	$75,100	$72,500	$2,600

 Comparing the six months ended March 31, 2012, with the corresponding period in 2011, the direct labor and benefits decreased by $3,900 due to reduced benefit costs. Consulting fees increased by $8,200 in the 2012 period due to the additional training costs for EEG testing and PEER Reports two new customer groups. Other miscellaneous costs were reduced by $1,700 as there was no need for travel in this 2012 period.

We expect costs of revenues will increase as an absolute number as more PEER Reports are processed. However, we expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Research

The following tables present research expenses for each of the periods indicated and the corresponding percent change.

	Six Months Ended March 31,
	2012	2011	Percent Change

Neurometric Information Services Research	$137,100	$330,300	(58)%

Research expenses consist of payroll costs (including stock-based compensation costs), consulting fees, and other miscellaneous costs.

	Six Months Ended March 31,
Key Expense Categories	2012	2011	Change
Salaries and benefit costs	$117,400	$304,600	$(187,200)
Consulting fees	6,100	6,000	100
Other miscellaneous costs	13,600	19,700	(6,100)
Total Research	$137,100	$330,300	$(193,200)

Comparing the six months ended March 31, 2012 with the corresponding period in 2011; salaries and benefit costs decreased by $187,200 in the 2012 period primarily due to the reduction of research staff that occurred in the 2011 period and the concomitant accrual of their severance pay. Additionally, as stock option grants became fully vested, they ceased to be expensed resulting in reduced stock option costs. Consulting costs remained substantially constant for the two periods while other miscellaneous costs decreased by $6,100 due to the reduction-in-force in the 2010 period.

 Product Development

The following tables present product development expenses for each of the periods indicated and the corresponding percent change.

	Six Months Ended March 31,
	2012	2011	Percent Change

Neurometric Information Services Product Development	$275,300	$260,800	6%

Product development expenses consist of payroll costs (including stock-based compensation costs), consulting fees, system development costs and other miscellaneous costs.

	Six Months Ended March 31,
Key Expense Categories	2012	2011	Change
Salaries and benefit costs	$116,300	$137,500	$(21,200)
Consulting fees	41,400	26,400	15,000
System development costs	105,900	72,800	33,100
Other miscellaneous costs	11,700	24,100	(12,400)
Total Product Development	$275,300	$260,800	$14,500

Comparing the six months ended March 31, 2012 with the corresponding period in 2011:  salaries and benefits decreased in the 2012 quarter by $21,200 primarily due to a reclassification of vacation pay as the product development cost center was separated from the research cost center. Consulting fees increased by $15,000 in the current period as we utilized the services of a consultant specializing in FDA filings and in designing study protocols and a second consultant to work on documenting and testing aspects of the PEER Online system upgrades under development. System development and maintenance cost increased by $33,100 in the current period as $17,000 was spent on programming a major system upgrade in order to use the Neuroguide platform and a further $14,000 was spent on upgrading the Physician Portal. Other miscellaneous costs decreased by $12,400 in the current period largely due to a reduced travel schedule.

Sales and marketing

The following tables present sales and marketing expenses for each of the periods indicated and the corresponding percent change.

	Six Months Ended March 31,
	2012	2011	Percent Change
Sales and Marketing
Neurometric Information Services	$590,400	$565,100	4%
Clinical Services	54,700	29,200	87%
Total Sales and Marketing	$645,100	$594,300	9%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees and conference and travel expenses.

	Six Months Ended March 31,
Key Expense Categories	2012	2011	Change
Salaries and benefit costs	$362,900	$341,900	$21,000
Advertising and marketing costs	93,100	81,300	11,800
Consulting fees	85,100	90,100	(5,000)
Conferences and travel costs	39,200	44,900	(5,700)
Other miscellaneous costs	10,100	6,900	3,200
Total Sales and marketing	$590,400	$565,100	$25,300

Comparing the six months ended March 31, 2012, with the same period in 2011: payroll and benefits increased by $21,000 with the addition of our VP of Customer Relations who was hired in February, 2011.  Advertising and marketing expenses increased by $11,800 in this current period; this was due to $65,000 spent on a test marketing campaign targeting Denver, Boston and Southern California and $26,000 spent on the Medco Study which was to develop data for an economic analysis for payers. In the prior period $52,000 had been spent on the Medco Study; $20,000 on EEG equipment for use by a new clinic customer and $9,000 on sundry marketing expenses. Consulting fees decreased by $5,000 primarily due to a shift away from consultants with greater reliance being placed on an advertising agency. Conference and travel and miscellaneous expenditures over the two respective periods remained substantially unchanged.

For Clinical Services, Sales and Marketing expenses increased by $25,500 for the six months ended March 31, 2012, as compared to the prior year’s period; Clinical Services had embarked on a radio advertising campaign which started in late December of 2010 and consequently, the 2011 period only has marketing expenses for half of that period when compared to the more fully burdened 2012 period.  We anticipate a moderate increase in marketing expenditure as we have determined that select radio advertising is effective in attracting new patients to the clinic.

General and administrative

The following tables present general and administrative expenses for each of the periods indicated and the corresponding percent change.

	Six Months Ended March 31,
	2012	2011	Percent Change
General and administrative
Neurometric Information Services	$1,597,200	$1,597,500	*%
Clinical Services	514,800	535,600	(4)%
Total General and administrative	$2,112,000	$2,133,100	(1)%

General and Administrative expenses for our Neurometric Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal, other professional and consulting fees, patent costs, marketing and investor relations expenses, conference and travel and miscellaneous costs, dues and subscriptions, and general administrative and occupancy costs;

	Six Months Ended March 31,
Key Expense Categories	2012	2011	Change
Salaries and benefit costs	$803,700	$849,400	$(45,700)
Legal fees	334,700	213,000	121,700
Other professional and consulting fees	178,900	244,900	(66,000)
Patent costs	72,600	91,000	(18,400)
Marketing and investor relations costs	10,700	8,200	2,500
Conference and travel costs	50,100	48,400	1,700
Dues & subscriptions fees	31,800	32,300	(500)
General admin and occupancy costs	114,700	110,300	4,400
Total General and administrative costs	$1,597,200	$1,597,500	$(300)

With respect to our Neurometric Information Services business, in the six months ended March 31, 2012, compared to the same period in 2011 we had the following changes:

•	Payroll and benefit expenses decreased by a net $45,700, of which $71,800 was due to a decrease in stock-based compensation as certain stock-option grants became fully vested and therefore were no longer expensed. This decrease was partially offset by an increase in salary and benefit cost of $35,400 with the addition of our accountant in March 2011.

•	Legal fees showed a net increase of $121,700; this was partly due to a reduction in general and SEC counsel expenditures of $115,000 as certain expenses were being capitalized as offering costs associated with our proposed registered offering. This reduction was more than offset by an increase in expenditure on the Brandt litigation of $193,000. Furthermore, we also engaged a firm to assist with our lobbying efforts with congressional leadership. These lobbying expenditures amounted to $35,000 in the current period.

•	Professional and consulting fees decreased by a net $66,000 which was partly due to the mix of consulting services used in the respective periods. In the 2011 period we expended $19,000 for public relations services and $14,400 for a consultant who advised us on health insurance payers, neither of these engagements were continued in the current period. The remaining difference is due to the timing of various SEC and Tax filings during this six month period; these expenditures are expected to be fairly similar for the respective years.

•	Patent costs decreased by $18,400 largely because of timing of patent applications and maintenance costs in the two respective periods.

•	Marketing, investor relations, conference and travel costs, dues and subscriptions and general administrative and occupancy costs remained substantially unchanged in the two respective periods.

For Clinical Services, general and administrative expenses include all costs associated with operating of the Neuro-Therapy Clinic which include: payroll costs, medical supplies, occupancy costs and other general and administrative support costs.  These costs decreased by $20,800 to $514,800 in the six months ending March 31, 2012, from $535,600 in the 2011 period.  This decrease is due to a general reduction in expenditures across the board.

Other expense

The following table presents other expense for each of the periods indicated and the corresponding percent change.

	Six Months Ended March 31,
	2012	2011	Percent Change

Neurometric Information Services expense, net	$(8,278,600)	$(3,991,200)	*
Clinical Services expense	-	-	*
Total other expense	$(8,278,600)	$(3,991,200)	*
* not meaningful

For the six months ended March 31, 2012 and 2011 net other non-operating expense for Neurometric Information Services were as follows:

•	For the six months ended March 31, 2012, we incurred non-cash interest charges totaling $2,617,700 of which $305,200 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $2,308,100 of warrant discount amortization and warrant and note conversion derivative liability charges and $4,400 of actual net interest paid in cash for the six-month period.

•	We incurred finance fees totaling $151,500 in association with our private placement of convertible notes. Of these finance fees $94,700 was paid in cash and $56,800 was the fair value of warrants that were issued to the placement agent.

•	Offerings cost of $7,700 were expensed as they related to our Canadian fund raising efforts.

•	Under ASC 815, all derivative instruments are required to be measured subsequently at fair value and the change in fair value of non-hedging derivative instrument are to be recognized in current earnings. Revaluation of our derivative liabilities for the promissory note conversion feature and associated warrants for this six-month period ended March 31, 2012, resulted in a non-cash loss of $5,501,700. For the same period in 2011 we had a non-cash gain of $254,200 on the valuation of derivative liabilities. The Company experiences large changes in the valuation of derivative liabilities from quarter to quarter as a result of the volatility in our stock price.

Net Loss

The following table presents net loss for each of the periods indicated and the corresponding percent change.

	Six Months Ended March 31,
	2012	2011	Percent Change

Neurometric Information Services net loss	$(10,879,400)	$(6,745,900)	61%
Clinical Services loss	(246,300)	(298,000)	(17)%
Total Net Loss	$(11,125,700)	$(7,043,900)	58%

The net loss for our Neurometric Information Services business of approximately $10.88 million for the six months ended March 31, 2012 compared to the $6.75 million loss in the same period in the prior year is primarily due to the non-cash charges in our other non-operating other expense category described above.

For our Clinical Services the net loss of $246,300 in the six months ended March 31, 2012, is a decrease of $51,700 over the same period in the prior year. The reduced loss is due to a combination of increased revenues and reduced expenditures across the board.

The Company’s operating loss of $2.85 million for the six months ended March 31, 2012, is a reduction of $205,200 for the same period in the prior year, however this improvement is masked in the net loss line due to multiple non-cash charges associated with interest expenses and changes in valuation of our derivative liabilities which stem from our promissory note financings. The Company anticipates that, if and when all note holders have executed the 2012 Conversion Agreements and upon the Company raising gross proceeds of $5 million in a qualified offering, the promissory notes would automatically convert to equity and the exercise price of the warrants will be set at the lower of the offering or exercise price in accordance with our 2012 Conversion Agreements with note holders. This would result in the elimination of the derivative liabilities and the non-cash interest charges which currently have a major impact on our non-operational Other Expense line item.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses. As of March 31, 2012, we had an accumulated deficit of approximately $53.4 million; for March 31, 2011 our accumulated deficit was approximately $40.4 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of March 31, 2012, we had approximately $169,600 in cash and cash equivalents and a working capital deficiency of approximately $22.0 million compared to approximately $841,300 in cash and cash equivalents and a working capital deficiency of approximately $10.5 million at March 31, 2011. The working capital deficiency as of March 31, 2012 includes the $7.6 million of convertible promissory notes outstanding of which $3.0 million are senior secured notes and $4.5 million are subordinated secured notes and $90,000 are unsecured. Additionally it includes a non-cash derivative liability of $13.0 million.

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

Although since September 30, 2011 we have raised gross proceeds of $2.1 million through the sale of subordinated secured and unsecured convertible promissory notes and we have borrowed $100,000 in a short-term loan; we need additional funds immediately to continue our operations and will need substantial additional funds before we can increase demand for our PEER Online services.  In addition, we will have to repay the currently outstanding notes plus interest starting on October 1, 2012, unless we can raise at least $5 million through a public offering (in which case, pursuant to the terms of the 2012 Conversion Agreements, all the promissory notes would automatically be converted into shares of our common stock). The 2012 Conversion Agreements have not yet been executed by all holders. We can provide no assurances that we will succeed in having the holders agree to the terms of the 2012 Conversion Agreement

We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.  If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could cause us to have to cease operations.

We expect to continue to incur operating losses in the future and to make capital expenditures to expand our research and development programs (including upgrading our PEER Online Database); to scale up our paid clinical trial with the military and to initiate our commercial operations and marketing efforts. We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, including the repayment of debt incurred as a result of our litigation with Brandt.

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

•	the amount and timing of costs we incur in connection with our research and product development activities, including enhancements to our PEER Online Database and costs we incur to further validate the efficacy of our referenced EEG technology;

•	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our selling and marketing efforts;

•	whether we incur additional consulting and legal fees in our efforts to conducting a study under an FDA Investigational Device Exemption (IDE) and in obtaining a 510(k) clearance from the FDA.

•	if we expand our business by acquiring or investing in complimentary businesses.

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

Sources of Liquidity

Since our inception substantially all of our operations have been financed primarily from equity and debt financings.  Through March 31, 2012, we had received proceeds of approximately $13.7 million from the sale of stock, $15.3 million from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the Company.

From June 3, 2010 through to November 12, 2010, we raised $3.0 million through the sale of secured convertible notes (October Notes) and warrants. From January 20, 2011 through to April 25, 2011, we raised $2.5 million through the sale of subordinated secured convertible notes (January Notes) and warrants. From October 11, 2011 through January 31, 2012, we raised $2.0 million through the sales of additional subordinated secured convertible notes (2011 Bridge Notes). On February 29, 2012 we raised a further $90,000 in an unsecured convertible note. Of such amounts, an aggregate of $3.9 million was purchased by members of our Board of Directors or their affiliate companies. See Note 3 and Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Cash Flows

 Net cash used in operating activities was $1.9 million for the six months ended March 31, 2012 compared to $2.4 million for the six months ended March 31, 2011.  The decrease in cash used in operations of $0.5 million was primarily due to a general cost cutting/containment across the board.

Net cash used in investing activities increased to $25,500 for the six months ended March 31, 2012 as compared to $20,100 for the same period ended March 31, 2011. Our 2012 investing activities were primarily related to the acquisition of intellectual property and some minor purchases of computer equipment. In the 2011 period we acquired EEG equipment to be loaned out to customers.

Net cash proceeds from financing activities for the six months ended March 31, 2012 were approximately $2.0 million, net of offering costs, raised through our sale of subordinated secured convertible notes and warrants (the 2011 Bridge Notes) and a $90,000 unsecured note. For the six months ended March 31, 2011 net cash proceeds from financing activities were approximately $3.2 million from the sale of our Secured October Notes and Subordinated Secured January Notes and an equipment lease which generated net proceeds of $15,900. These proceeds were partly offset by the repayment of $24,700 on a promissory note issued to Daniel Hoffman, our Chief Medical Officer, in connection with our acquisition of NTC.

Contractual Obligations and Commercial Commitments

As of March 31, 2012, our combined lease obligations are $113,300 as follows;

•	our remaining lease obligation on our Aliso Viejo office, which expires on January 31, 2013, is $41,500 in total: being $24,900 and $16,600 for fiscal years 2012 and 2013 respectively, with an average monthly rental of $3,600 over the entire lease period.

•	our remaining lease obligation on our Greenwood Village, CO, clinic office, which expires of April 30, 2013, is $71,800 in total: $33,000 and $38,800 for fiscal years 2012 and 2013 respectively, with an average monthly rental of $5,100 over the entire lease period.

Derivative Liability

Current liabilities at March 31, 2012 include $13.0 million of derivative liability. This amount includes:

•	$6.9 million, which represents the fair value liability associated with the warrants issued in conjunction with the October, January, 2011 Bridge Notes and Unsecured convertible note.

•	$6.1 million, which represent the fair value liability associated with the conversion option of the October, January, 2011 Bridge Notes and Unsecured convertible note. (Please see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements).

The carrying value of these derivative liabilities will be reassessed each quarter and any change in the carrying value will be booked to the other expense line item in the income statement. For the six months ended March 31, 2012 we booked a charge of $5.5 million in the carrying value of these derivatives, compared to a gain of $0.3 million for the same period ended March 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15, as of March 31, 2012, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of March 31, 2012 for the reasons described below.

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

To the knowledge of our management, including our PEO and PFO, none of the aforementioned significant deficiencies led to a misstatement of our results of operations for the three months and six months ended March 31, 2012, or statement of financial position as of March 31, 2012.

The Company is planning to develop a comprehensive and formal accounting and procedures manual and has identified a resource to assist with the development of such manual.

Changes in Internal Control Over Financial Reporting

Other than as stated above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 8 of our Notes to Unaudited Condensed Consolidated Financial Statements for a description of our litigation with Leonard Brandt.

Item 1A. Risk Factors

Investing in our securities involves risks. In addition to the risk factor detailed below and the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1.A. Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2011. If any of the risks and uncertainties set forth herein and therein actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties described in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended September 30, 2011 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

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

Our liabilities exceed our assets; we have a working capital deficiency. Our secured convertible notes, which are payable during 2012, are secured by all of our assets.

As of March 31, 2012, we had liabilities of $22.6 million and assets of only $0.7 million. We had a working capital deficiency of $21.9 million. Included in our liabilities are $13.0 million in derivative liabilities (as determined under ASC 815) associated with our convertible notes and associated warrants. Furthermore, as of March 31, 2011, we have outstanding senior and subordinated secured convertible notes in an aggregate principal amount of $5.5 million, which are repayable on October 1, 2012, subordinated secured convertible notes in an aggregate principal amount of $2.0 million, which are repayable beginning October 18, 2012, and unsecured convertible notes in an aggregate principal amount of $90,000 million, which are repayable on February 28, 2013. The secured notes are secured by substantially all of our assets, with the subordinated secured convertible notes enjoying a second-position security interest.

In February 2012, we issued the unsecured convertible notes mentioned above to an affiliate of our director Zachary McAdoo.  In April 2012, we received a short-term loan of $100,000 from our director John Pappajohn.  This loan, evidenced by an interest-free demand note, is expected to be repaid from the proceeds of a public offering with gross proceeds of at least $5 million.  Since the Company did not solicit the consent of holders of a majority in aggregate principal amount outstanding of each of its series of senior and subordinated convertible notes in connection with the $90,000 unsecured note and such loan, holders of the notes may notify the Company of its failure to comply with the covenant not to borrow indebtedness in excess of $100,000 without obtaining the requisite consent, declare a default under the notes and seek all remedies available thereunder.

On May 7, 2012, the Board approved the terms of the 2012 Conversion Agreements. Under these agreements, all holders of our convertible notes would agree to automatically convert their notes to equity upon a public offering with gross proceeds of at least $5 million, at which time they would be issued additional consideration warrants.  If we are not successful in having our holders agree to the terms of the 2012 Conversion Agreements or in consummating such an offering, our convertible notes would remain outstanding. We currently have no resources to repay such senior and subordinated secured and unsecured notes and we will be required either to raise additional funds or to seek conversion of these notes to avoid a default.  If we default on our secured notes, their holders may take possession of and sell our assets in order to satisfy our obligations to them under the notes, thereby leaving no value for the holders of common stock.

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

From October 12, 2011 through January 31, 2012, we raised an additional approximately $2.0 million through the sale of subordinated secured convertible notes (“2011 Bridge Notes”) and warrants. Of such amount, $1.00 million was purchased by members of our Board of Directors or their affiliate companies.

On February 29, 2012, we raised an additional $90,000 through the sale of unsecured convertible note and warrant to a company affiliated with a member of our Board of Directors.

The required disclosure regarding the October Notes, January Notes, 2011 Bridge Notes and unsecured convertible note is incorporated herein by reference to Notes 3, and 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

CNS Response, Inc.

Date: May 15, 2012		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer
(Principal Financial Officer)

