Form 10-Q
period 2012-06-30
CNS RESPONSE, INC.
filed 2012-08-14
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Yes ☐                  No ☒

As of August 13, 2012, the issuer had 1,874,175 shares of common stock, par value $0.001 per share, issued and outstanding.

CNS RESPONSE, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the nine months ended June 30,
	2012	2011	2012	2011
REVENUES
Neurometric information services	$32,800	$25,000	$90,000	$81,400
Clinical services	158,000	172,800	499,100	456,000
	190,800	197,800	589,100	537,400

OPERATING EXPENSES
Cost of neurometric services revenues	35,500	37,800	110,700	110,300
Research	66,300	77,700	203,400	408,100
Product development	200,900	104,100	476,200	364,800
Sales and marketing	226,000	366,600	871,100	960,900
General and administrative	916,700	1,060,700	3,028,400	3,193,800

Total operating expenses	1,445,400	1,646,900	4,689,800	5,037,900

OPERATING LOSS	(1,254,600)	(1,449,100)	(4,100,700)	(4,500,500)

OTHER INCOME (EXPENSE):
Interest expense, net	(767,400)	(2,117,100)	(3,385,000)	(6,073,200)
Financing fees	-	(59,300)	(151,500)	(348,500)
Offering costs	(781,400)	-	(789,100)	-
Gain (Loss) on derivative liabilities	6,419,700	4,498,900	918,000	4,753,100
Total other income (expense)	4,870,900	2,322,500	(3,407,600)	(1,668,600)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	3,616,300	873,400	(7,508,300)	(6,169,100)
Income taxes	1,100	-	2,000	1,300
NET INCOME (LOSS)	$3,615,200	$873,400	$(7,510,300)	$(6,170,400)

NET INCOME (LOSS) PER SHARE:
Basic (Note 7)	$1.93	$0.47	$(4.01)	$(3.30)
Diluted (Note 7)	$0.51	$0.22	$(4.01)	$(3.30)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,874,175	1,870,813	1,873,902	1,868,731
Diluted	7,100,407	3,949,420	1,873,902	1,868,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited As of June 30,	As of September 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$20,400	$93,400
Accounts receivable (net of allowance for doubtful accounts of $20,200 (unaudited) as of June 30, 2012 and $20,300 September 30, 2011 respectively)	33,400	54,400
Prepaids and other receivables	77,400	72,100
Deferred offering costs	-	103,000
Total current assets	131,200	322,900
Furniture & equipment	24,200	32,700
Other assets	29,900	14,400
TOTAL ASSETS	$185,300	$370,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable (including amounts due to related parties of $237,600 (unaudited) as of June 30, 2012 and $156,000 as of September 30, 2011)	$2,986,900	$1,778,900
Accrued liabilities	129,200	196,700
Accrued compensation (including $398,600 (unaudited) and $189,200 to related parties as of June 30, 2012 and September 30, 2011 respectively)	630,000	285,900
Accrued consulting fees (including $72,000 (unaudited) and $45,000 to related parties as of June 30, 2012 and September 30, 2011 respectively)	92,000	65,000
Accrued interest	865,400	384,500
Derivative liability	6,553,000	4,801,200
Promissory Note	200,000	-
Senior secured convertible promissory notes-related party (net of discounts $0 (unaudited) and $155,700 as of June 30, 2012 and September 30, 2011 respectively)	3,023,900	2,868,200
Subordinated secured convertible promissory notes-related party (net of discounts $0 (unaudited) and $1,105,200 as of June 30, 2012 and September 30, 2011 respectively)	2,500,000	1,394,800
Subordinated secured convertible promissory notes-related party (net of discounts $916,700 (unaudited) and $0 as of June 30, 2012 and September 30, 2011 respectively)	1,083,300	-
Unsecured convertible promissory notes-related party (net of discounts $60,000 (unaudited) and $0 as of June 30, 2012 and September 30, 2011 respectively)	30,000	-
Current portion of long-term debt	5,700	6,100
Total current liabilities	18,099,400	11,781,300

LONG-TERM LIABILITIES
Capital lease	6,100	10,200
Total long-term liabilities	6,100	10,200
TOTAL LIABILITIES	18,105,500	11,791,500

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; authorized 100,000,000 shares; 1,874,175 and 1,871,352 shares issued and outstanding as of June 30, 2012 and September 30, 2011 respectively	1,900	1,900
Additional paid-in capital	31,824,700	30,813,100
Accumulated deficit	(49,746,800)	(42,236,500)
Total stockholders' deficiency	(17,920,200)	(11,421,500)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$185,300	$370,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,510,300)	$(6,170,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,000	8,700
Amortization of discount on bridge notes issued	2,991,900	2,897,700
Stock-based compensation	1,010,700	1,225,400
Issuance of warrants for financing services	56,800	183,500
Gain on derivative liability valuation	(918,000)	(4,753,100)
Non-cash interest expense	480,900	3,171,800
Changes in operating assets and liabilities
Accounts receivable	21,000	(1,100)
Prepaids and other current assets	(5,300)	17,800
Accounts payable and accrued liabilities	1,270,400	158,800
Deferred compensation	344,100	24,100
Security deposit	4,600	100
Net cash used in operating activities	(2,239,200)	(3,236,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture & equipment	(4,300)	(19,700)
Acquisition of intellectual property	(21,200)	-
Net cash used in operating activities	(25,500)	(19,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note	-	(24,700)
Repayment of leases	(4,500)	(3,800)
New equipment lease	-	15,900
Net proceeds from promissory notes	200,000	-
Net proceeds from bridge notes	1,995,300	4,400,000
Prepaid offering costs	-	(282,300)
Proceeds from exercise of warrants	900	-
Net cash provided by financing activities	2,191,700	4,105,100

Net increase (decrease) in cash	(73,000)	848,700
Cash, beginning of period	93,400	62,000
Cash, end of period	$20,400	$910,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$6,800	$1,800
Income taxes	$2,000	$1,300
Fair value of intellectual property	$20,000	$-
Non-cash financing activities:
Shares issued for accounts payable	$-	44,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the nine months ended June 30, 2012	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE – September 30, 2011	1,871,352	$1,900	$30,813,100	(42,236,500)	(11,421,500)
Stock-based compensation	-	-	1,010,700	-	1,010,700
Stock issued for warrant exercise	2,823	-	900	-	900
Net loss for the nine months ended June 30, 2012	-	-	-	(7,510,300)	(7,510,300)
Balance at June 30, 2012	1,874,175	$1,900	$31,824,700	$(49,746,800)	$(17,920,200)

For the nine months ended June 30, 2011	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE – September 31, 2010	1,867,690	$1,900	$29,163,700	$(33,369,900)	$(4,204,300)
Stock-based compensation	-	-	1,225,400	-	1,225,400
Stock issued for consulting services paid in-lieu of cash	3,123	-	44,000	-	44,000
Net loss for the nine months ended June 30, 2011	-	-	-	(6,170,400)	(6,170,400)
Balance at June 30, 2011	1,870,813	$1,900	$30,433,100	$(39,540,300)	$(9,105,300)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

On April 2, 2012, the Company announced that on March 30, 2012 it had filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”) to (i) effect a 1-for-30 reverse stock split (“reverse split”) of its common stock, par value $0.001 per share (the “Common Stock”), effective at 5:00 p.m. Pacific Time on April 2, 2012 (the “Effective Time”), and (ii) simultaneously therewith reduce the number of authorized shares of Common Stock available for issuance under the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), from 750 million to 100 million. Because the Amendment did not reduce the number of authorized shares of Common Stock in the same proportion as the reverse split, the effect of the Amendment was to increase the number of shares of Common Stock available for issuance relative to the number of shares issued and outstanding.

At the Effective Time, immediately and without further action by the Company’s stockholders, every 30 shares of the Company’s Common Stock issued and outstanding immediately prior to the Effective Time were automatically combined into one share of Common Stock. In the event the reverse split left a stockholder with a fraction of a share, the number of shares due to that stockholder was rounded up. Further, any options, warrants and rights outstanding as of the Effective Time that were subject to adjustment were adjusted in accordance with the terms thereof. These adjustments included, without limitation, changes to the number of shares of Common Stock that would be obtained upon exercise or conversion of these securities, and changes to the applicable exercise or purchase price. As a result of the reverse split, a “D” was placed on the Common Stock’s ticker symbol for 20 business days.

Going Concern Uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the company as a going concern. The Company has a limited operating history and its operations are subject to certain problems, expenses, difficulties, delays, complications, risks and uncertainties frequently encountered in the operation of a new business. These risks include the ability to obtain adequate financing on a timely basis, the failure to develop or supply technology or services to meet the demands of the marketplace, the failure to attract and retain qualified personnel, competition within the industry, government regulation and the general strength of regional and national economies.

The Company is unable to pay its obligations as they become due and it is in arrears on paying every one of its creditors.  If the Company is not able to raise additional funds immediately and reach some accommodations with our creditors, it will likely be required to cease operations. We are insolvent and need additional funds immediately to continue our operations. The Company’s continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern, and it needs to raise substantial additional funds in order to continue to conduct its business.   To date, the Company has financed its cash requirements primarily from debt and equity financings.  It will be necessary for the Company to raise additional funds immediately to continue its operations and will need substantial additional funds before the Company can increase demand for its PEER Online services (formerly known as rEEG services). Until it can generate a sufficient amount of revenues to finance its cash requirements, which it may never do, the Company has to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Quarterly Report.  The Company continues to explore additional sources of capital but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The Company has so far been unsuccessful in consummating the public offering of securities it has been pursuing this year. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All share and per share numbers presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split of the common stock on April 2, 2012 and a simultaneous reduction in authorized shares to 100,000,000.

Basis of Consolidation

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries CNS California and NTC. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2012 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The September 30, 2011 balance sheet was derived from our audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended September 30, 2011 which are included in our current report on Form 10-K, filed with the Securities and Exchange Commission on December 22, 2011.

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

The results of operations for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2012.

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

Long-Lived Assets and Intangible Assets

Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived or intangible asset exceeds its fair value. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives of ten years. No impairments of property and equipment or intangible assets were recorded during the nine months ended June 30, 2012 and 2011.

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

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective September 30, 2011 the Company, together with holders of each of a majority in aggregate principal amount outstanding of the October Notes and the January Notes (see Note 3) agreed to extend the maturity date of all the notes to October 1, 2012. The October Notes originally had maturity dates ranging from October 1, 2011 through November 11, 2011 and the January Notes originally had maturity dates starting from January 20, 2012 to April 25, 2012. The notes were also intended to be amended to include a mandatory conversion provision under which all these notes would automatically be converted upon the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million. Furthermore, the January Notes were amended to have a second-position security interest in all the assets of the Company, but remain subordinated to the October Notes. The interest rate on all these notes remained unchanged at 9% per annum. Subsequently, upon the issuance of 2011 Bridge Notes in October, 2011, at a conversion price of $3.00 and the associated warrants to purchase common stock at an exercise price of $3.00, the ratchet provision in the October Notes and January Notes was triggered, with the result that the conversion price of such notes was lowered from $9.00 to $3.00, and the exercise price of the associated warrants was lowered from $9.00 to $3.00 per share, and the number of shares underlying such notes and warrants was proportionately increased. Using the Black Scholes model, we valued the January Notes and the October Notes with their extended maturity dates as of September 30, 2011 and compared that value with the value of these notes with their original maturity dates. The difference of the two valuation calculations of $1,968,000 was booked to Other Expenses as a loss on extinguishment of debt charge. As of September 30, 2011 the derivative liability was $4,801,200, which was comprised of the warrant liability of $2,193,900 and the debt conversion option liability of $2,607,300. As of June 30, 2012 the derivative liability was $6,553,000, which was comprised of the warrant liability of $4,503,400 and the debt conversion option liability of $2,049,600.

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

CNS RESPONSE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s warrant liability is carried at fair value totaling $4,503,400 and $2,193,900, as of June 30, 2012, and September 30, 2011, respectively.  The Company’s conversion option liability is carried at fair value totaling $2,049,600 and $2,607,300 as of June 30, 2012 and September 30, 2011, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

June 30, 2012
Annual dividend yield	-
Expected life (years)	0.25-3.5%
Risk-free interest rate	0.09%-0.41%
Expected volatility	56.4%-128.8%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2012
	June 30,	Using Fair Value Hierarchy
	2012	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$4,503,400	$-	$4,503,400	$-
Senior secured convertible promissory note	3,023,900	-	3,023,900	-
Subordinated convertible promissory note	3,583,300	-	4,500,000	-
Unsecured convertible promissory note	30,000	-	90,000	-
Conversion option liability	2,049,600	-	2,049,600	-
Total	$13,190,200	$-	$14,166,900	$-

For the nine months ending June 30, 2012 the Company recognized a gain of $918,000 on the change in fair value of derivative liabilities.  For the nine months ending June 30, 2011 the Company recognized a gain of $4,753,100 on change in fair value of derivative liabilities. As at June 30, 2012 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (“ASU”) No. 2011-05, in order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 not affected by this ASU are effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the standard update to impact its consolidated financial position or results of operations, as it only requires a change in the format of presentation.

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

2010, 2011 & 2012 Private Placement Transactions

During 2010, 2011 and 2012 we entered into a series of Note and Warrant Purchase Agreements as described in detail below. On September 26, 2010, the Company’s Board approved an approximate aggregate offering amount of $3 million in secured convertible promissory notes (the “October Notes”) to be issued by January 31, 2011, including for the exchange of Bridge Notes and Deerwood Notes (as defined below) and interest on those notes. October Notes in the aggregate principal amount of $3,023,900 and warrants to purchase 503,998 (ratchet and reverse split adjusted) shares of common stock were issued by November 12, 2010.

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

On February 29, 2012, we raised $90,000 through the sale of a subordinated unsecured convertible bridge note (the “Unsecured Note”) and a warrant to purchase 30,000 shares of common stock at an exercise price of $3.00 per share. The terms of the February Note and warrant are substantially similar to the 2011 Bridge Notes and warrants except that the February Note is not secured.

The securities issued under the 2010, 2011 and 2012 Note and Warrant Purchase Agreements are summarized in the following table and notes:

			As of June 30, 2012
Note Type and Investor		Amended Due Date	Balance($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
Senior Secured 9% Notes Convertible at $3.00 (the “October Notes”)(14)(16)

John Pappajohn	(1)	10/1/2012	$761,700	$-	$761,700	126,949	09/30/2017
Deerwood Partners, LLC	(2)	10/1/2012	256,100	-	256,100	25,614	11/02/2017
Deerwood Holdings, LLC	(2)	10/1/2012	256,100	-	256,100	25,614	11/02/2017
SAIL Venture Partners, LP	(2)		-	-	-	34,152	11/02/2017
SAIL Venture Partners, LP	(3)	10/1/2012	250,000	-	250,000	41,667	09/30/2017
Fatos Mucha	(10)	10/1/2012	100,000	-	100,000	16,667	10/11/2017
Andy Sassine	(4)	10/1/2012	500,000	-	500,000	83,334	10/10/2017
JD Advisors	(10)	10/1/2012	150,000	-	150,000	25,000	10/20/2017
Queen Street Partners	(10)	10/1/2012	100,000	-	100,000	16,667	10/27/2017
BGN Acquisitions	(2)	10/1/2012	250,000	-	250,000	41,667	11/02/2017
Pyxis Long/Short Fund Healthcare Fund	(5)	10/1/2012	400,000	-	400,000	66,667	11/09/2017
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	3,334	10/11/2015
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	13,334	11/11/2015
Total Senior Secured Convertible Promissory (October) Notes		10/1/2012	$3,023,900	$-	$3,023,900	520,666	2015 - 2017

Subordinated Secured 9% Notes Convertible at $3.00 (the “January Notes”) (15)(16)
		Amended Due Date	Balance($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
Meyer Proler MD	(7)	10/1/2012	$50,000	$-	$50,000	8,334	01/19/2018
William F. Grieco	(10)	10/1/2012	100,000	-	100,000	16,667	02/02/2018
Edward L. Scanlon	(10)	10/1/2012	200,000	-	200,000	33,334	02/06/2018
Robert Frommer Family Trust	(8)	10/1/2012	50,000	-	50,000	8,334	02/14/2018
Paul Buck	(9)	10/1/2012	50,000	-	50,000	8,334	02/14/2018
Andy Sassine	(4)	10/1/2012	200,000	-	200,000	33,334	02/22/2018
SAIL Venture Partners, LP	(3)	10/1/2012	187,500	-	187,500	31,250	02/26/2018
SAIL 2010 Co-Investment Partners, LP	(3)	10/1/2012	62,500	-	62,500	10,417	02/26/2018
Pyxis Long/Short Healthcare Fund	(5)	10/1/2012	400,000	-	400,000	66,667	02/26/2018
Monarch Capital: Placement Agent Warrants	(6)	10/1/2012	-	-	-	18,334	02/27/2016
Rajiv Kaul	(10)	10/1/2012	100,000	-	100,000	16,667	03/02/2018
Meyer Proler MD	(7)	10/1/2012	50,000	-	50,000	8,334	04/04/2018
SAIL Venture Partners, LP	(3)	10/1/2012	250,000	-	250,000	41,667	04/14/2018
SAIL 2010 Co-Investment Partners, LP	(3)	10/1/2012	250,000	-	250,000	41,667	04/14/2018
John M Pulos	(10)	10/1/2012	150,000	-	150,000	25,000	04/21/2018
SAIL Venture Partners, LP	(3)	10/1/2012	125,000	-	125,000	20,834	04/24/2018
SAIL 2010 Co-Investment Partners, LP	(3)	10/1/2012	125,000	-	125,000	20,834	04/24/2018
Cummings Bay Capital LP	(5)	10/1/2012	150,000	-	150,000	25,000	04/24/2018
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	6,667	04/24/2016
Antaeus Capital: Placement Agent Warrants	(11)		-	-	-	5,000	04/21/2016
Total Subordinated Secured Convertible Promissory (January) Notes		10/1/2012	$2,500,000	$-	$2,500,000	446,675	2016 - 2018

			As of June 30, 2012
Subordinated Secured 9% Notes Convertible at $3.00 (the “2011 Bridge Notes”) (17)
		Due Date	Balance($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
John Pappajohn	(1)	10/17/2012	250,000	(72,900)	177,100	83,334	10/17/2016
Jordan Family, LLC	(10)	10/30/2012	20,000	(6,700)	13,300	6,667	10/30/2016
Larry Hopfenspirger	(10)	11/09/2012	60,000	(22,500)	37,500	20,000	11/09/2016
John Pappajohn	(1)	11/09/2012	250,000	(93,800)	156,200	83,334	11/09/2016
Zanett Opportunity Fund, Ltd	(12)	11/16/2012	250,000	(93,700)	156,300	83,334	11/16/2016
John Pappajohn	(1)	12/26/2012	250,000	(125,000)	125,000	83,334	12/26/2016
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	2,667	12/15/2016
Edward L. Scanlon	(10)	01/08/2013	100,000	(50,000)	50,000	33,334	01/08/2017
John Pagnucco	(10)	01/12/2013	50,000	(27,100)	22,900	16,667	01/12/2017
Larry Hopfenspirger	(10)	01/24/2013	30,000	(16,300)	13,700	10,000	01/24/2017
Gene Salkind, MD	(10)	01/25/2013	50,000	(27,100)	22,900	16,667	01/25/2017
AlphaNorth Offshore, Inc	(13)	01/25/2013	500,000	(270,800)	229,200	166,667	01/25/2017
Aubrey W. Baillie	(10)	01/26/2013	100,000	(58,300)	41,700	33,334	01/26/2017
Zanett Opportunity Fund, Ltd	(12)	01/26/2013	40,000	(23,300)	16,700	13,334	01/26/2017
BMO Nesbitt Burns	(10)	01/29/2013	50,000	(29,200)	20,800	16,667	01/29/2017
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	2,667	02/12/2017
Innerkip Placement Agent Warrants	(19)		-	-	-	15,167	02/12/2017
Total Subordinated Secured Convertible Promissory (2011 Bridge) Notes		10-2012 to 01-2013	2,000,000	$(916,700)	$1,083,300	687,174
Total Subordinated Secured Convertible Promissory Notes			4,500,000	$(916,700)	$3,583,300	1,133,849

Unsecured 9% Notes Convertible at $3.00 (the “Unsecured Note”) (18)
Zanett Opportunity Fund, Ltd	(12)	02/28/2013	90,000	(60,000)	30,000	30,000	02/28/2017
Total Unsecured Convertible Promissory Notes			$90,000	$(60,000)	$30,000	30,000
Total			$7,613,900	$(976,700)	$6,637,200	1,684,515

(1)	Mr. John Pappajohn is a Director of the Company. On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase two secured promissory notes (each, a “Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010. On June 3, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the first Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the second Bridge Note. In connection with his purchase of the second Bridge Note, Mr. Pappajohn received a warrant to purchase up to 8,334 shares of our common stock. The exercise price of the warrant (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) was $15.00 per share. Pursuant to a separate agreement that we entered into with Mr. Pappajohn on July 25, 2010, we granted him a right to convert his Bridge Notes into shares of our common stock at a conversion price of $15.00. The conversion price was subject to customary anti-dilution adjustments, but would never be less than $9.00. Each Bridge Note accrued interest at a rate of 9% per annum.

On October 1, 2010, we entered into a Note and Warrant Purchase Agreement (the “October Purchase Agreement”) with Mr. Pappajohn, pursuant to which we issued to Mr. Pappajohn October Notes in the aggregate principal amount of $761,700 and warrants to purchase up to 126,949 shares of common stock. The Company received $250,000 in gross proceeds from the issuance of October Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 41,667 shares. We also issued October Notes in the aggregate principal amount of $511,700, and related warrants to purchase up to 85,282 shares, to Mr. Pappajohn in exchange for the cancellation of the two Bridge Notes originally issued to him on June 3, 2010 and July 25, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and a warrant to purchase up to 8,334 shares originally issued to him on July 25, 2010. The transaction closed on October 1, 2010.

On October 18, 2011, the Company entered into a new note and warrant purchase agreement in connection with a $2 million bridge financing (the “2011 Bridge Financing”), with Mr. Pappajohn.  Pursuant to the agreement, the Company issued subordinated secured convertible notes (the “2011 Bridge Notes”) in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $250,000.

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

(3)	Mr. Dave Jones is the Chairman of the Board of the Company and is a former managing member of the general partner of SAIL, of which SAIL 2010 Co-Investment Partners, L.P. is an affiliate. Mr. Jones remains a limited partner of SAIL.

(4)	Mr. Andy Sassine is an accredited investor and has become a beneficial owner of more than 5% of our outstanding common stock.

(5)	Pyxis Long/Short Healthcare Fund (FKA Highland Long/Short Healthcare Fund) is affiliated with Cummings Bay Capital LP. Both individually and in the aggregate with Cummings Bay Capital LP, Pyxis Long/Short Healthcare Fund has become the beneficial owner of more than 5% of our outstanding common stock.

(6)	Monarch Capital Group LLC (“Monarch”) acted as non-exclusive placement agent with respect to the October 12, 2010 placement of October Notes in the aggregate principal amount of $100,000 and related warrants, pursuant to an engagement agreement, dated September 30, 2010, between the Company and Monarch. Under the engagement agreement, in return for its services as non-exclusive placement agent, Monarch was entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of October Notes to investors introduced to the Company by Monarch; (b) a cash expense allowance equal to 2% of the gross proceeds raised from the sale of October Notes to such investors; and (c) five-year warrants (the “2010 Placement Agent Warrants”) to purchase common stock of the Company equal to 10% of the shares issuable upon conversion of October Notes issued to such investors. In connection with the closings of October 12, 2010 and November 11, 2010 Monarch received a cash fee of $60,000 and a cash expense allowance of $10,000 and, on October 25, 2010, received 2010 Placement Agent Warrants to purchase 16,668 shares of the Company’s common stock at an exercise price of $3.00 per share.

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

The October Notes were subsequently amended as detailed in (16) below and in the paragraph following (19).

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

The January Notes were subsequently amended as detailed in (16) below and in the paragraph following (19).

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

On June 9, 2012, the Board approved the terms of the 2012 Conversion Agreements dated June 12, 2012. Under these agreements, all holders of October Notes, January Notes, the Unsecured Note and holders of $1.86 million of $2 million of the 2011 Bridge Notes as described above agreed to automatically convert their notes to equity upon a qualified offering with gross proceeds of at least $3 million, at which time they would be issued an additional consideration warrant for every two shares they are issued upon the conversion to equity of their note (including accrued and unpaid interest thereon). The form of the warrant would be the same as the warrants that would be offered to the investors in the qualified offering. Furthermore, the October and January note holders would also receive an additional 50% warrant coverage on the principal amount of (but not accrued and unpaid interest on) their note. The form of these warrants will be similar to their original warrants as amended. The 2011 Conversion Agreement also provides for the amendment of the warrants issued to the note holders whereby the ratchet provision of the warrants would be amended to provide for a one-time ratchet adjustment of the exercise price to the per-share offering price in the qualified offering in the event that the exercise price is greater than the offering price in the qualified offering. Holders of 2011 Bridge Notes in the aggregate principal amount of $140,000 did not deliver the requisite consent, and such notes would therefore remain outstanding after any Qualified Offering, assuming that the Company succeeds in consummating the Qualified Offering, as to which there is currently substantial doubt. When executed by the holders, the 2012 Conversion Agreement superseded the Amendment and Conversion Agreements of September 2011 and the Agreements to Convert and Amend of June 2011, which both anticipated that the October and January notes would automatically convert to equity upon the raising of $10 million in a qualified offering. The June 12, 2012 agreements also superseded a substantially similar Conversion Agreement dated May 4, 2012, which anticipated the conversion of the notes to equity upon a qualified offering with gross proceeds of at least $5 million. The Company is currently exploring the further amendment of the October Notes, January Notes, Unsecured Notes and 2011 Bridge Notes, which amendment may supersede the 2012 Conversion Agreements in whole or in part.

As of June 30, 2012 outstanding senior secured convertible promissory notes (October Notes) were $3,023,900 (including $23,900 corresponding to accrued and unpaid interest on the exchanged notes) and debt discount was $0. During the nine months ended June 30, 2012 the Company amortized $155,700 of the debt discount.

As of June 30, 2012 outstanding subordinated secured convertible promissory notes (January Notes) were $2,500,000 and debt discount was $0. During the nine months ended June 30, 2012 the Company amortized $1,105,200 of the debt discount.

As of June 30, 2012 outstanding subordinated secured convertible promissory notes (2011 Bridge Notes) were $2,000,000 and debt discount was $916,700. During the nine months ended June 30, 2012 the Company amortized $1,083,300 of the debt discount.

As of June 30, 2012 outstanding subordinated unsecured convertible promissory notes (Unsecured Bridge Notes) were $90,000 and debt discount was $60,000. During the nine months ended June 30, 2012 the Company amortized $30,000 of the debt discount.

The combined outstanding senior secured, subordinated secured and subordinated unsecured convertible promissory notes as of June 30, 2012 were $7,613,900 and debt discounts were $976,700. During the nine months ended June 30, 2012 the Company amortized $2,374,200 of the debt discount.

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

Common and Preferred Stock

As of June 30, 2012, the Company is authorized to issue 100,000,000 shares of common stock at par value of $0.001 per share and the number of shares issued and outstanding was 1,874,175.

As of June 30, 2012, CNS California is authorized to issue 100,000,000 no par value shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of June 30, 2012, Colorado CNS Response, Inc. is authorized to issue 1,000,000 no par value shares of common stock.

As of June 30, 2012, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue ten thousand (10,000) shares of common stock, no par value per share.

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

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three months ended June 30, 2012 and 2011 is as follows:

	For the three months ended June 30,
	2012	2011
Cost of Neurometric Services revenues	$2,500	$2,500
Research	24,000	28,900
Product Development	19,000	16,900
Sales and marketing	49,500	48,800
General and administrative	245,200	282,900
Total	$340,200	$380,000

	For the nine months ended June 30,
	2012	2011
Cost of Neurometric Services revenues	$7,600	$7,600
Research	75,200	170,400
Product Development	53,600	50,800
Sales and marketing	147,400	160,200
General and administrative	726,900	836,400
Total	$1,010,700	$1,225,400

Total unrecognized compensation as of June 30, 2012 amounted to $1,999,900.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2011	524,201	$18.60
Granted	-	-
Exercised	-	-
Forfeited	(339)	14.10
Outstanding at December 31, 2011	523,862	$18.49
Granted	42,670	3.00
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2012	566,532	$17.32
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2012	566,532	$17.32

Following is a summary of the status of options outstanding at June 30, 2012:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price

$3.00	42,670	10 years	$3.00
$3.60	28,648	10 years	$3.60
$3.96	32,928	10 years	$3.96
$9.00	4,525	10 years	$9.00
$12.00	28,535	10 years	$12.00
$14.10	15,495	10 years	$14.10
$15.30	1,373	10 years	$15.30
$16.50	270,775	10 years	$16.50
$17.70	953	10 years	$17.70
$24.00	4,667	10 years	$24.00
$26.70	32,297	10 years	$26.70
$28.80	11,767	10 years	$28.80
$32.70	83,790	10 years	$32.70
$36.00	8,109	5 years	$36.00
Total	566,532		$17.32

We have entered into agreements on June 3, 2011 with the majority of our option holders pursuant to which holders of options to purchase an aggregate of 439,689 shares of our common stock, at exercise prices ranging from $3.00 per share to $36.00 per share, have agreed to amend their options to permit exercise only in cash and to limit the period during which the options may be exercised post-termination to 90 days (for employees) and twelve months (for consultants).

We have agreed to freeze any further grants or exercises of securities under the 2006 Plan and adopt the 2012 plan, subject to approval by our stockholders, which we expect to seek at a meeting of stockholders.

Warrants to Purchase Common Stock

The warrant activity for the nine months ending June 30, 2012 and year ending September 30, 2011 respectively are described as follows:

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
5) A January Note in the principal amount of $400,000 and a warrant to purchase 22,223 shares were issued to Pyxis Long /Short Healthcare fund which first invested in the company in October.
6) A January Note in the principle amount of $150,000 and a warrant to purchase 8,334 shares were issued to Cummings Bay Capital LP which has the same fund manager as the Pyxis Long/Short Healthcare Fund which first invested Company in October 2010.
7) A January Note in the principal amount of $200,000 and a warrant to purchase 11,112 shares were issued to Andy Sassine who had first invested in the Company in October 2010.
8) A January Note in the principal amount of $50,000 and a warrant to purchase 2,778 shares were issued to a trust, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter.
		9) Four January Notes in aggregate amount of $550,000 were issued to new accredited investors together with warrants to purchase 30,558 shares.

10,002	$9.90	These warrants were issued Monarch Capital who acted as placement agents in raising $750,000 from three investors who purchased January Notes pursuant to the January Purchase Agreement described in Note 3 and Antaeus Capital, Inc. who acted as placement agent in raising $150,000 from one investor who purchased January Notes pursuant to the Note and Warrant Purchase agreement described in Note 3.

(1,412)	$0.30	Warrants expired

(565)	$0.30	Warrants were surrendered in a net issue exercise: 539 shares were issued in lieu of cash.

980,390		Warrants outstanding at September 30, 2011

613,782	$3.00	As a result of the issuance of 2011 Bridge Notes at a conversion of $3.00 and associated warrants to purchase common stock at an exercise price of $3.00, the ratchet provision in the October and January Notes was triggered with the resultant adjustment in the number of shares convertible at the lowered conversion price of $3.00 down from $9.00 and the consequential adjustment in the number of warrants issued to the October and January Note Holders.

31,112	$3.00	As mentioned above the ratchet provision in the issued placement agent warrants was also triggered with the resultant adjustment in the number of warrants being issued to the placement agents.

(2,823)	$0.30	Warrants were surrendered in a cash exercise for 2,823 shares.

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
		4) Four 2011 Bridge Notes in aggregate amount of $700,000 and a warrant to purchase 233,335 shares were issued to four new investors to the company.

2,667	$3.00	These warrants were issued to Monarch Capital who acted as placement agents in raising $80,000 from two investors who purchased 2011 Bridge Notes pursuant to the Bridge Note January Purchase Agreement described in Note 3.

15,167	$3.00	These warrants were issued to Innerkip Capital Management who acted as placement agents in raising $650,000 from three investors who purchased 2011 Bridge Notes pursuant to the 2011 Bridge Note January Purchase Agreement described in Note 3.

(57,791)	$1.80	Warrants expired

2,194,270		Warrants outstanding at March 31, 2012

(29,830)	$43.20 to $54.0	Warrants expired

2,164,440		Warrants outstanding at June 30, 2012

At June 30, 2012, there were warrants outstanding to purchase 2,164,440 shares of the Company’s common stock. The exercise price of the outstanding warrants range from $3.00 to $9.90 with a weighted average exercise price of $4.35.  The warrants expire at various times starting 2012 through 2018.

5.           RELATED PARTY TRANSACTIONS

As at June 30, 2011, accrued consulting fees included $27,000 due to Dr. Henry Harbin, a director of the company in accordance with a 12 month consulting agreement, the first term of which ended on December 31, 2010.  The agreement was automatically renewed for an additional 12 month term effective January 1, 2011 and automatically renewed for a third 12 month term effective January 1, 2012.  For the six-month period ended March, 2011 two payments totaling $18,000 were made to Dr. Harbin in connection with the consulting agreement. As at June 30, 2012 we had accrued consulting fees of $72,000 for Dr. Harbin.

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

On November 24, 2010 the Board of Directors, excluding Mr. Pappajohn, resolved to ratify an engagement agreement with Equity Dynamics, Inc. a company owned by Mr. Pappajohn, to provide financial advisory services to assist the Company with the Company’s fund raising efforts.  These efforts have included advice and assistance with the preparation of Private Placement Memoranda, investor presentations, financing strategies, identification of potential and actual investors, and introductions to placement agents and investment bankers. The engagement agreement calls for a retainer fee of $10,000 per month starting February 1, 2010.  As of June 30, 2011 the Company had accrued $290,000 for the services provided by Equity Dynamics of which $155,000 has been paid, leaving $135,000 due and outstanding as at June 30, 2012.  The initial term of the agreement was for 12 months from its initiation and can be cancelled by either party, with or without cause, with 30 days written notice. On March 22, 2012, the Board ratified the extension of the engagement agreement through January 2012.

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

On February 23, 2011, an Unsecured Note in the aggregate principal amount of $200,000 and a warrant to purchase 11,112 shares of common stock was issued to Mr. Andy Sassine (an accredited investor who had previously invested in the Company and as a result of this purchase became a beneficial owner of more than 5% of our outstanding common stock). For further detail, please refer to the section 2010, 2011 & 2012 Private Placement Transactions in Note 3 above.

On February 28, 2011, pursuant to the January Purchase Agreement, we issued to SAIL Venture Partners, LP January Notes in the aggregate principal amount of $187,500 and warrants to purchase up to 10,417 shares of common stock.  Additionally, we issued to SAIL 2010 Co-Investment Partners, L.P., an affiliate of SAIL Venture Partners, LP January Notes in the aggregate principal amount of $62,500 and warrants to purchase up to 3,473 shares of common stock.  We received $187,500 from SAIL Venture Partners, LP and $62,500 from SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $250,000 in gross proceeds.  Our Director, David Jones, is a senior partner of the general partner of SAIL Venture Partners, LP.  Also on February 28, 2011, pursuant to the 2011 Purchase Agreement, we issued an Unsecured Note in the aggregate principal amount of $400,000, and a warrant to purchase 22,223 shares of common stock to Pyxis Long/Short Healthcare Fund (which had previously invested in the Company and as a result of this purchase became a beneficial owner of more than 5% of our outstanding common stock). For further detail, please refer to the section 2010, 2011 & 2012 Private Placement Transactions in Note 3 above.

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

On April 25, 2011, pursuant to the January Purchase Agreement, we issued to SAIL Venture Partners, LP further January Notes in the aggregate principal amount of $125,000 and warrants to purchase up to 6,945 shares of common stock and issued to SAIL 2010 Co-Investment Partners, L.P. January Notes in the aggregate principal amount of $125,000 and warrants to purchase up to 6,945 shares of common stock.  We received $125,000 from each of SAIL Venture Partners, LP and SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $250,000 in gross proceeds.  Also on April 25, 2011, pursuant to the 2011 Purchase Agreement, we issued an Unsecured Note in the aggregate principal amount of $150,000, and a warrant to purchase 8,334 shares of common stock to Cummings Bay Healthcare Fund which has the same fund manager as the Pyxis Long/Short Healthcare Fund (which had previously invested in the Company and as a result of that prior purchase had already become a beneficial owner of more than 5% of our outstanding common stock).

On October 11, 2011, the Company, with the consent of holders of a majority in aggregate principal amount outstanding (the “Majority Holders”) of its subordinated unsecured convertible notes (the “January Notes”) amended all of the January Notes to, among other things, extend the maturity of such notes until October 1, 2012.

On October 12, 2011, the Company, with the consent of the Majority Holders of its senior secured convertible notes (the “October Notes”), amended all of the October Notes to, among other things, extend the maturity of such notes until October 1, 2012.  These amendments are further described in Note 3 - Convertible Debt and Equity Financings - 2010, 2011 & 2012 Private Placement Transactions .

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

On November 11, 2011, the Company issued Mr. Pappajohn additional 2011 Bridge Notes in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock for gross proceeds to the Company of $250,000 as part of the 2011 Bridge Financing.  Again on December 27, 2011, the Company issued Mr. Pappajohn additional 2011 Bridge Notes in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock for gross proceeds to the Company of $250,000 as part of the 2011 Bridge Financing.  As of December 27, 2011, the Company has issued 2011 Bridge Notes in the aggregate principal amount of $750,000 and warrants to purchase 250,002 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $750,000.

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

On April 26, 2012 and on May 25, 2012 we received two short-term, interest free loans of $100,000 each from John Pappajohn for the purpose of funding offering costs and other sundry operating expenses. These loans are evidenced by two demand notes and repayment of these notes scheduled to occur if and when we consummate the next financing.

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

The following tables show operating results for the Company’s reportable segments, along with reconciliation from segment gross profit (loss) from operations, the most directly comparable measure in accordance with generally accepted accounting principles in the United States, or GAAP:

	Three months ended June 30, 2012
	Reference Neurometric	Clinic	Eliminations	Total
Revenues	$38,000	$158,000	$(5,200)	$190,800

Operating expenses:
Cost of revenues	35,500	5,200	(5,200)	35,500
Research	66,300	-	-	66,300
Product Development	200,900	-	-	200,900
Sales and marketing	223,200	2,800	-	226,000
General and administrative	660,300	256,400	-	916,700
Total operating expenses	1,186,200	264,400	(5,200)	1,445,400

Loss from operations	$(1,148,200)	$(106,400)	$-	$(1,254,600)

	Three months ended June 30, 2011
	Reference Neurometric	Clinic	Eliminations	Total
Revenues	$33,200	$172,800	$(8,200)	$197,800

Operating expenses:
Cost of revenues	37,800	8,200	(8,200)	37,800
Research	77,700	-	-	77,700
Product Development	104,100	-	-	104,100
Sales and marketing	333,200	33,400	-	366,600
General and administrative	780,600	280,100	-	1,060,700
Total operating expenses	1,333,400	321,700	(8,200)	1,646,900

Loss from operations	$(1,300,200)	$(148,900)	$-	$(1,449,100)

	Nine months ended June 30, 2012
	Reference Neurometric	Clinic	Eliminations	Total
Revenues	$113,200	$499,100	$(23,200)	$589,100

Operating expenses:
Cost of revenues	110,700	23,200	(23,200)	110,700
Research	203,400	-	-	203,400
Product Development	476,200	-	-	476,200
Sales and marketing	813,600	57,500	-	871,100
General and administrative	2,257,300	771,100	-	3,028,400
Total operating expenses	3,861,200	851,800	(23,200)	4,689,800

Loss from operations	$(3,748,000)	$(352,700)	$-	$(4,100,700)

	Nine months ended June 30, 2011
	Reference Neurometric	Clinic	Eliminations	Total
Revenues	$106,000	$456,000	$(24,600)	$537,400

Operating expenses:
Cost of revenues	110,300	24,600	(24,600)	110,300
Research	408,100	-	-	408,100
Product Development	364,800	-	-	364,800
Sales and marketing	895,400	65,500	-	960,900
General and administrative	2,381,100	812,700	-	3,193,800
Total operating expenses	4,159,700	902,800	(24,600)	5,037,900

Loss from operations	$(4,053,700)	$(446,800)	$-	$(4,500,500)

The following table includes selected segment financial information as of June 30, 2012, related to total assets:

	Reference Neurometric	Clinic	Total
Total assets	$145,000	$40,300	$185,300

7.           LOSS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three months and nine months ended June 30, 2012 and 2011, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income and shares used to compute net income (loss) per share for the three months ended June 30, 2012 and 2011 are as follows:

	For the Three Months ended June 30,
	2012	2011
Net income for computation of basic net profit per share	$3,615,200	$873,400
Net income for computation of dilutive net income profit per share	$3,615,200	$873,400

Basic net loss per share	$1.93	$0.47

Diluted net income loss per share	$0.51	$0.22

Basic weighted average shares outstanding	1,874,175	1,870,813
Dilutive common equivalent shares	5,226,232	2,078,607
Diluted weighted average common shares	7,100,407	3,949,420

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	-	-
Warrants	-	-
Options	-	-

A summary of the net loss and shares used to compute the loss per share for the nine months ended June 30, 2012 and 2011 are as follows:

	For the Nine months ended June 30,
	2012	2011
Net loss for computation of basic net loss per share	$(7,510,300)	$(6,170,400)
Net loss for computation of dilutive net income loss per share	$(7,510,300)	$(6,170,400)

Basic net loss per share	$(4.01)	$(3.30)

Diluted net loss per share	$(4.01)	$(3.30)

Basic weighted average shares outstanding	1,873,902	1,868,731
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	1,873,902	1,868,731

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	2,206,186	427,594
Warrants	1,909,184	882,228
Options	525,206	518,101

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

Lease Commitments

On December 30, 2009 the Company entered a three year lease, commencing February 1, 2010 and terminating on January 31, 2013 for its new Headquarters and Neurometric Information Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  The 2,023 square foot facility has an average cost for the lease term of $3,600 per month.  The remaining lease obligation totals $29,000: being $12,400 and $16,600 for fiscal years 2012 and 2013 respectively.

The Company leases space for its Clinical Services operations under an operating lease.  The original lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility has an average cost for the lease term of $5,100 per month. The remaining lease obligation totals $55,300: being $16,500 and $38,800 for fiscal years 2012 and 2013 respectively.

The Company incurred rent expense of $27,900 and $22,500 for the three months ended June 30, 2012 and 2011 respectively and $82,800 and $75,700 for the nine months ended June 30, 2012 and 2011 respectively.

On November 8, 2010 we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months ending October 2014 and the monthly payment is $412. As of June 30, 2012 the remaining lease obligation is $11,100: being $1,300, $4,900 and $4,900 for fiscal years 2012, 2013 and 2014 respectively.

9.          SUBSEQUENT EVENTS

Events subsequent to June 30, 2012 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  The following events have occurred since June 30, 2012.

On July 12, 2012, the Company was served a new complaint filed in Delaware Chancery Court on June 25, 2012 by Leonard Brandt, the Company’s founder, former CEO and Chairman of the Board, captioned Leonard Brandt v. CNS Response, Inc., case no. 7652-VCG.  Brandt hereby seeks indemnification for certain legal expenses and losses that he claims to have incurred defending himself in suits or cross-suits brought by the Company in 2009 while Brandt remained a member of the board of directors, pursuant to the Company’s Articles of Incorporation and By-Laws and the Delaware Corporate Code.  Brandt seeks indemnification and reimbursement in an amount in excess of $500,000, alleged damages in excess of $500,000, interest and legal fees. The Company believes that the complaint is without merit and the Company is aggressively defending the action.

The Company continues to explore sources of capital and further amendments to its outstanding notes.

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

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the three and nine months ended June 30, 2012 and 2011.  Except for historical information, the matters discussed in this management's discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

We believe that our technology offers an improvement over traditional methods for evaluating pharmacotherapy options in patients suffering from non-psychotic behavioral disorders, because our technology is designed to correlate the success of courses of medication with the neurophysiological characteristics of a particular patient. Our technology provides medical professionals with medication sensitivity data for a subject patient based upon the identification and correlation of treatment outcome information from other patients with similar neurophysiologic characteristics.  This treatment outcome information is contained in what we believe to be the largest outcomes database for mental health care pharmacotherapy there are now over 34,000 outcomes within the database from over 8,700 unique patients with psychiatric or addictive problems. We refer to this database as the PEER Online database (it was formerly known as the “CNS Database”). For each patient in the PEER Online database, we have compiled neurophysiology data from electroencephalographic (“EEG”) scans, symptoms and outcomes often across multiple treatments from multiple psychiatrists and other physicians. This patented technology, called PEER Online™ (based on a technology known as “Referenced-EEG®” or “rEEG®”), represents an innovative approach to describing effective medications for patients suffering from debilitating behavioral disorders.

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

Working Capital

 We are unable to pay our obligations as they become due and we are in arrears on paying every one of our creditors.  If we are not able to raise additional funds immediately and reach some accommodations with our creditors, we will likely be required to cease our operations.

Since our inception, we have generated significant net losses. As of June 30, 2012, we had an accumulated deficit of approximately $49.7 million, and as of June 30, 2011, our accumulated deficit was approximately $39.5 million. We incurred operating losses of $4.1 million and $4.5 million for the nine months ended June 30, 2012 and 2011, respectively and incurred net losses of $7.5 million and $6.2 million for those respective periods. Partly offsetting these net losses were a gain of $0.9 million on derivative liabilities for the 2012 period as opposed to a $4.75 million gain on derivative liabilities for the 2011 period. Assuming we are able to continue our operations, we expect our net losses to continue for at least the next couple of years. We anticipate that a substantial portion of any capital resources and efforts would be focused on the scale-up of our commercial organization, research, product development and other general corporate purposes, including the payment of legal fees incurred as a result of our litigation. Research and development projects include the completion of more clinical trials, including an FDA Investigational Device Exemption (IDE) study with the military (these are necessary to further validate the efficacy of our products and services relating to our PEER technology across different types of behavioral disorders); the enhancement of the CNS Database and PEER process; and to a lesser extent, the identification of new medications that are often combinations of approved drugs.  We anticipate that future research and development projects would be funded by grants or third-party sponsorship, along with funding by the Company.

As of June 30, 2012, our current liabilities of approximately $18.1 million exceeded our current assets of approximately $0.1 million by approximately $18.0 million and, assuming we are able to continue our operations, our net losses will continue for the foreseeable future.  As part of the $18.1 million of current liabilities we have approximately $7.5 million of secured convertible debt which is discounted to $6.6 million. We have an additional $90,000 of unsecured debt which is discounted to $7,500. Since June 30, 2012, we have borrowed $200,000 as a short-term, interest free loan from a director to pay for offering costs associated with our fund raising activities. We will need immediate additional funding to continue our operations plus substantial additional funding before we can increase the demand for our PEER Online services.  In addition, we will have to repay the current outstanding notes plus interest starting October 1, 2012.

We are actively exploring additional sources of capital; however, there is substantial doubt as to whether additional funding will be available on acceptable terms, or at all, especially given the economic and market conditions that currently prevail and the Company’s failure to consummate the public offering of securities it had pursued this year. Even if we were to raise additional funds, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial additional portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting the funds available for our business activities. If adequate funds are not available, it will likely force us to cease operations or would otherwise have a material adverse effect on our business, financial condition and/or results of operations.

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

•	The study group focused on 22 eating disorders patients with a median age of 21 years. The average age of onset of eating disorders symptoms was 15.6 years. The primary comorbid diagnosis for each patient included either major depressive disorder (MDD) for 18 (82%) of the patients or bipolar disorder (BPD) for four (18%) of the patients. Additionally, 12 individuals were diagnosed with comorbid obsessive-compulsive disorder (OCD), three with attention deficit disorder (ADHD), five with past alcohol abuse/dependence, six with generalized anxiety disorder (GAD), and one with post-traumatic stress disorder (PTSD). According to the study:

o	Not only did most of the patients’ depression and severity scores normalize quickly and significantly, but they also continued to improve during the two-to-five-year follow-up period.
o	As early as nine months from starting treatment, 11 patients (50%) reported complete remission of depression symptoms, nine reported mild depression symptoms, and two remained moderately depressed.
o	In total, prior to physician use of PEER Outcome data, 18 patients (82%) had inpatient hospitalizations; only seven (32%) required hospitalizations in the two- to five-year follow-up period, which resulted in shorter stays and less intensive treatment (e.g. partial hospitalization versus inpatient).

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

PEER Online Patents

We have sixteen issued patents, of which seven are in the U.S., which cover the process involved in our PEER Online service. Our fourteen existing patents are valid until between September 2017 and July 2022. In addition, we believe these patents cover the analytical methodology we use with any form of neurophysiology measurement including SPECT (Single Photon Emission Computed Tomography), fMRI (Functional Magnetic Resonance Imaging), PET (Positron Emission Tomography), CAT (Computerized Axial Tomography), and MEG (Magnetoencephalography). We do not currently have data on the use of such alternate measurements, but we believe they may, in the future, prove to be useful to guide therapy in a manner similar to referenced-EEG. We have been issued patents in the following countries and regions: Canada (2 patents), Europe (2 patents), Australia (3 patents), Mexico (1 patent) and Israel (1 patent). We also have filed multiple additional patent applications for our technology in the U.S., Europe, Canada, Japan and Mexico.

The Company received approval for a distinctly new patent estate, covering internet transmission of neurometric information. This new allowance under its basic methods patent portfolio, patent number 8239013, covers remote or web-based transmission of neurometric data.  In the event that use of neurometric data or algorithms becomes widespread, this patent could make it necessary for major equipment manufacturers to license rights from the Company in order to transmit such information for use in medication response prediction.

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

Refer to Note 3. Convertible Debt and Equity Financings to the Unaudited Condensed Consolidated Financial Statements for details of the abovementioned transactions.

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

Long-Lived Assets and Intangible Assets

Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived or intangible asset exceeds its fair value. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives of ten years. No impairments of property and equipment or intangible assets were recorded during the nine months ended June 30, 2012 and 2011.

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

Results of Operations for the Three Months Ended June 30, 2012 and 2011

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

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended June 30,
	2012	2011

Revenues	100%	100%
Cost of revenues	19	19
Gross profit	81	81
Research	35	39
Product Development	105	53
Sales and marketing	118	185
General and administrative expenses	480	536
Operating loss	(657)	(732)
Other income (expense), net	2,553	1,174
Net income profit (loss)	1,895%	442%

Revenues

The following table presents revenues for each of the periods indicated and the corresponding percent change.

	Three Months Ended June 30,
	2012	2011	Percent Change

Neurometric Information Service Revenues	$32,800	$25,000	31%
Clinical Service Revenues	158,000	172,800	(9)%
Total Revenues	$190,800	$197,800	(4)%

With respect to our Neurometric Information Services business the number of third-party paid PEER reports delivered increased from 63 for the three months ended June 30, 2011, to 83 for the three month ended June 30, 2012, while the average revenue per report decreased from $400 to $395 for the respective periods. Additionally our Clinical Services operation ordered 21 PEER reports during the three months ended June 30, 2012. The total numbers of free PEER reports processed were 28 and 37 for the three months ended June 30, 2011 and 2012 respectively.  These free rEEG reports are used for training new psychiatrists, database-enhancement and compassionate-use purposes.

Clinical Service revenues decreased by $14,800 for the three months ended June 30, 2012 from the equivalent period in 2011. This is partly due to a decrease in advertising which brought in fewer patients resulting in a decrease in revenue.

Cost of Revenues

The following tables present cost of revenues for each of the periods indicated and the corresponding percent change.

	Three Months Ended June 30,
	2012	2011	Percent Change

Cost of Neurometric information services revenues	$35,500	$37,800	(6)%

Cost of Neurometric Information Services revenues consists of payroll, consulting, and other miscellaneous costs.  Consulting costs primarily represent external costs associated with the processing and analysis of PEER reports and range between $75 and $100 per rEEG Report.

		Three Months Ended June 30,
	Key Expense Categories	2012	2011	Change
1)	Salaries and benefit costs	$26,800	$28,600	$(1,800)
2)	Consulting fees	7,800	8,300	(500)
3)	Other miscellaneous costs	900	900	-
	Total Costs of Revenue	$35,500	$37,800	$(2,300)

The reduction in Cost of Revenues is due to a reduction of vacation accrual when comparing the three months ended June 30, 2012, with the corresponding period in 2011.

(1)	Salaries and benefits for 2012 period remained substantially consistent with the 2011 period;
(2)	Consulting Fees had minimal change from the prior year;
(3)	Other miscellaneous costs stayed constant from the prior year;

Research

The following tables present research expenses for each of the periods indicated and the corresponding percent change.

	Three Months Ended June 30,
	2012	2011	Percent Change

Neurometric Information Services Research	$66,300	$77,700	(44)%

Research expenses consist of payroll costs (including stock-based compensation costs), consulting fees, and other miscellaneous costs.

		Three Months Ended June 30,
	Key Expense Categories	2012	2011	Change
1)	Salaries and benefit costs	$57,600	62,900	$(5,300)
2)	Consulting fees	3,000	4,600	(1,600)
3)	Other miscellaneous costs	5,700	10,200	(4,500)
	Total Research	$66,300	$77,700	$(11,400)

Comparing the three months ended June 30, 2012 with the corresponding period in 2011,

(1)	Salaries and benefit costs decreased as a result of a decrease in stock-based compensation as certain stock option grants became fully vested and consequently no further option costs were expensed;
(2)	Consulting Fees had minimal change from the prior year;
(3)	Other miscellaneous costs decreased due to the decrease in travel;

Product Development

The following tables present product development expenses for each of the periods indicated and the corresponding percent change.

	Three Months Ended June 30,
	2012	2011	Percent Change

Neurometric Information Services Product Development	$200,900	$104,000	93%

Product development expenses consist of payroll costs (including stock-based compensation costs), consulting fees, system development costs and other miscellaneous costs.

		Three Months Ended June 30,
	Key Expense Categories	2012	2011	Change
1)	Salaries and benefit costs	$63,600	$66,700	$(3,100)
2)	Consulting fees	92,700	0	92,700
3)	System development costs	42,100	30,300	11,800
4)	Other miscellaneous costs	2,500	7,000	(4,500)
	Total Product Development	$200,900	$104,000	$96,900

Comparing the three months ended June 30, 2012 with the corresponding period in 2011:

(1) Salaries and benefits for the 2012 period remained substantially consistent with the 2011 period;

(2) Consulting fees: we utilized the services of a consultant specializing in FDA filings and in designing study protocols and a second consultant to work on documenting and testing aspects of the PEER Online system upgrades that are in development;

(3) System development and maintenance cost increased due to programming a major system upgrade using the Neuroguide platform and upgrading the Physician Portal. In 2011 the EEG Portal was upgraded along with some less costly system upgrades;

(4) Other miscellaneous costs decreased mainly due to a reduced travel schedule;

Sales and marketing

The following tables present sales and marketing expenses for each of the periods indicated and the corresponding percent change.

	Three Months Ended June 30,
	2012	2011	Percent Change
Sales and Marketing
Neurometric Information Services	$223,200	$333,200	(33)%
Clinical Services	2,800	33,400	(92)%
Total Sales and Marketing	$226,000	$366,600	(38)%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees and conference and travel expenses.

		Three Months Ended June 30,
	Key Expense Categories	2012	2011	Change
1)	Salaries and benefit costs	$179,100	$183,900	$(4,800)
2)	Advertising and marketing costs	-	12,900	(12,900)
3)	Consulting fees	30,900	68,400	(37,500)
4)	Conferences and travel costs	10,200	54,300	(44,100)
5)	Other miscellaneous costs	3,000	13,700	(10,700)
	Total Sales and marketing	$223,200	$333,200	$(110,000)

Comparing the three months ended June 30, 2012, with the same period in 2011:

(1)	Salaries and benefits decreased due to a reduction in vacation expense.
(2)	Advertising and marketing expenses decreased to zero in this quarter. In the 2011 quarter we spent $10,000 on a donation to Blue Star Charities for Military families;
(3)	Consulting expenditures decreased in the 2012 period as we reduced our reliance on marketing consultants who were predominantly utilized in the 2011 period;
(4)	Conference and travel decreased due to a reduction in travel.
(5)	Other miscellaneous costs also decreased due to expense cutting efforts.

For Clinical Services, Sales and Marketing expenses decreased for the three months ended June 30, 2012, as compared to the prior year’s period as we scaled back on advertising due to financial constraints.

General and administrative

The following tables present general and administrative expenses for each of the periods indicated and the corresponding percent change.

	Three Months Ended June 30,
	2012	2011	Percent Change
General and administrative
Neurometric Information Services	$660,300	$780,600	(15)%
Clinical Services	256,400	280,100	(8)%
Total General and administrative	$916,700	$1,060,700	(14)%

General and Administrative expenses for our Neurometric Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal, other professional and consulting fees, patent costs, marketing and investor relations expenses, conference and travel and miscellaneous costs, dues and subscriptions, and general administrative and occupancy costs.

		Three Months Ended June 30,
	Key Expense Categories	2012	2011	Change
1)	Salaries and benefit costs	$412,500	$449,500	$(37,000)
2)	Legal fees	70,500	126,000	(55,500)
3)	Other professional and consulting fees	65,800	68,500	(2,700)
4)	Patent costs	19,800	20,900	(1,100)
5)	Marketing and investor relations costs	4,900	6,400	(1,500)
6)	Conference and travel costs	13,700	31,100	(17,400)
7)	Dues and subscriptions fees	12,800	15,000	(2,200)
8)	General admin and occupancy costs	60,300	63,200	(2,900)
	Total General and administrative costs	$660,300	$780,600	$(120,300)

With respect to our Neurometric Information Services business, for the three months ended June 30, 2012, compared to the same period in 2011 we had the following changes:

(1)	Payroll and benefit expenses decreased due to a decrease in stock-based compensation as certain stock option grants became fully vested and were therefore no longer expensed.
(2)	Legal fees showed a net decrease as much of the legal fees related to our public offering efforts and were booked as offering cost in the other expense line item, general legal expenses decreased by $111,300. This decrease was offset by $34,400 of lobbying costs and $21,400 of litigation costs related to the Brandt lawsuit ( Please refer to Note 8 Commitments and Contingent Liabilities of the unaudited and condensed Consolidated Financial Statements for details).
(3)	Professional and consulting fees had minimal change from the prior year;
(4)	Patent costs remained about the same from the prior period;
(5)	Marketing and investor relations costs remained about the same for both periods;
(6)	Conference and travel costs decreased in 2012 while awaiting FDA IDE approval there was reduced need for travel;
(7)	Dues and subscriptions had minimal change from the prior year;
(8)	General administrative and occupancy costs remained substantially unchanged in the two respective periods;

For Clinical Services, General and Administrative expenses includes all costs associated with operating the Neuro-Therapy Clinic which are: payroll costs, medical supplies, occupancy costs and other general and administrative support costs.  These costs decreased by $23,700 to $256,400 in the three months ending June 30, 2012, from $280,100 in the 2011 period.  This decrease is due to multiple factors including: a reduction of staff and benefit costs and a reduction in consulting fees in the current period.

Other income

The following table presents other non-operating income for each of the periods indicated and the corresponding percent change.

	Three Months Ended June 30,
	2012	2011	Percent Change

Neurometric Information Services income, net	$4,870,900	$2,322,500	110%
Clinical Services expense	-	-	*
Total other income	$4,870,900	$2,322,500	110%
* not meaningful

For the three months ended June 30, 2012 and 2011 net other non-operating income for Neurometric Information Services were as follows:

•	For the three months ended June 30, 2012, we incurred non-cash interest charges totaling $767,400, of which $175,700 was accrued interest on our promissory notes at 9% per annum; the remaining balance of $589,200 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges and net interest expense of $2,500;

•	For the three months ended June 30, 2012, we incurred expenses related to offering costs of $781,400 as we expensed $745,300 of capitalized offering costs related to our attempted registered offerings. Of these capitalized offering costs $421,300 related to the three months ended June 30, 2012.

•	Under ASC 815, all derivative instruments are required to be measured subsequently at fair value and the change in fair value of non-hedging derivative instrument shall be recognized currently in earnings. Revaluation of our derivative liabilities for the promissory note conversion feature and associated warrants for the quarter ended June 30, 2012, resulted in a non-cash gain of $6,419,700. For the prior period ending June 30, 2011, this was a non-cash gain of $4,498,900 on the valuation of the derivative liabilities. The Company has experienced large changes in the valuation of derivative liabilities from quarter to quarter as a result of the volatility in its stock price.

Net Profit (loss)

The following table presents net profit for each of the periods indicated and the corresponding percent change.

	Three Months Ended June 30,		Percent
	2012	2011	Change

Neurometric Information Services net profit	$3,721,600	$1,022,300	264%
Clinical Services net loss	(106,400)	(148,900)	(29)%
Total Net Profit	$3,615,200	$873,400	314%

The net gain for our Neurometric Information Services business of approximately $3.7 million for the three months ended June 30, 2012 compared to the $0.9 million gain in the prior year period is primarily due to the non-cash charges in our non-operating expenses as described above including particularly the non-cash gain resulting from the revaluation of our derivative liabilities. Actual operational losses decreased by $194,500 in the 2012 period due to cost cutting efforts and the classification of legal fees to offering costs.

For our Clinical Services the net loss of $106,400 in the three months ended June 30, 2012 decreased by $148,900 compared to the prior year period through decreased costs primarily in advertising and marketing.

Results of Operations for the Nine months Ended June 30, 2012 and 2011

As described earlier, we operate in two business segments: Neurometric Information Services and Clinical Services.  Our Neurometric Information Services business focuses on the delivery of reports ("PEER Reports") that enable psychiatrists and other physician/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient's own physiology. Our Clinical Services business operated by NTC provides full service psychiatric services.

  The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Nine months Ended June 30,
	2012	2011

Revenues	100%	100%
Cost of revenues	19	21
Gross profit	81	79
Research	35	76
Product Development	81	68
Sales and marketing	148	179
General and administrative expenses	514	594
Operating loss	(697)	(838)
Other income (expense), net	(578)	(310)
Net income (loss)	(1,275)%	(1,148)%

Revenues

The following table presents revenues for each of the periods indicated and the corresponding percent change.

	Nine months Ended June 30,		Percent
	2012	2011	Change

Neurometric Information Service Revenues	$90,000	$81,400	1%
Clinical Service Revenues	499,100	456,000	9%
Total Revenues	$589,100	$537,400	73%

With respect to our Neurometric Information Services business the number of paid PEER Reports delivered increased marginally from 205 for the nine months ended June 30, 2011, to 229 for the nine months ended June 30, 2012, while the average revenue per report remained approximately $395 for both periods. Additionally our Clinical Services operation ordered 57 PEER Reports during the nine month period ended June 30, 2012.  The total numbers of free rEEG reports processed were 64 and 113 for the nine months ended June 30, 2011 and 2012 respectively.  These free rEEG reports are used for training new psychiatrists, database-enhancement and compassionate-use purposes.

Clinical Service revenues increased by $43,100 for the nine months ended June 30, 2012 from the equivalent period in 2011. This was partly due to the additional psychiatrist being fully credentialed with insurance payers for the 2012 period, and partly due to the increased advertising which brought in additional patients resulting in increased revenue.

Cost of Revenues

The following tables present cost of revenues for each of the periods indicated and the corresponding percent change.

	Nine months Ended June 30,		Percent
	2012	2011	Change

Cost of Neurometric Information Services revenues	$110,700	$110,300	-%

Cost of Neurometric Information Services revenues consists of payroll, consulting, and other miscellaneous costs.  Consulting costs primarily represent external costs associated with the processing and analysis of PEER Reports and range between $75 and $100 per rEEG Report.

		Nine months Ended June 30,
	Key Expense Categories	2012	2011	Change
1)	Salaries and benefit costs	$79,800	$85,500	$(5,700)
2)	Consulting fees	28,700	21,000	7,700
3)	Other miscellaneous costs	2,200	3,800	(1,600)
	Total Costs of Revenue	$110,700	$110,300	$400

 Comparing the nine months ended June 30, 2012, with the corresponding period in 2011:

(1)	Salaries and benefit costs decreased due to reduced in vacation expense;
(2)	Consulting fees increased due to the additional training costs for EEG testing and PEER Reports at two new customer groups;
(3)	Other miscellaneous costs were reduced as there was no need for travel in the 2012 period;

Research

The following tables present research expenses for each of the periods indicated and the corresponding percent change.

	Nine months Ended June 30,		Percent
	2012	2011	Change

Neurometric Information Services Research	$203,400	$408,100	(50)%

Research expenses consist of payroll costs (including stock-based compensation costs), consulting fees, and other miscellaneous costs.

		Nine months Ended June 30,
	Key Expense Categories	2012	2011	Change
1)	Salaries and benefit costs	$175,000	$367,500	$(192,500)
2)	Consulting fees	9,100	10,600	(1,500)
3)	Other miscellaneous costs	19,300	30,000	(10,700)
	Total Research	$203,400	$408,100	$(204,700)

Comparing the nine months ended June 30, 2012 with the corresponding period in 2011;

(1)	Salaries and benefit costs decreased primarily due to the reduction of research staff that occurred in the 2011 period and the concomitant accrual of their severance pay. Additionally, as stock option grants became fully vested, they ceased to be expensed resulting in reduced stock option costs;
(2)	Consulting costs remained substantially constant for the two periods;
(3)	Other miscellaneous costs were reduced as there was no need for travel in the 2012 period. Furthermore, in 2011 period we had the expense of the publication of our study in the Journal of Psychiatric Research;

Product Development

The following tables present product development expenses for each of the periods indicated and the corresponding percent change.

	Nine months Ended June 30,		Percent
	2012	2011	Change

Neurometric Information Services Product Development	$476,200	$364,800	31%

Product development expenses consist of payroll costs (including stock-based compensation costs), consulting fees, system development costs and other miscellaneous costs.

		Nine months Ended June 30,
	Key Expense Categories	2012	2011	Change
1)	Salaries and benefit costs	$179,800	$204,200	$(24,400)
2)	Consulting fees	134,100	26,400	107,700
3)	System development costs	148,000	103,100	44,900
4)	Other miscellaneous costs	14,300	31,100	(16,800)
	Total Product Development	$476,200	$364,800	$111,400

Comparing the nine months ended June 30, 2012 with the corresponding period in 2011:

(1)	Salaries and benefits decreased in the 2012 quarter due to a reclassification of vacation pay as the product development cost center was separated from the research cost center;
(2)	Consulting fees increased in the current period as we utilized the services of a consultant specializing in FDA filings and in designing study protocols and a second consultant to work on documenting and testing aspects of the PEER Online system upgrades under development;
(3)	System development and maintenance cost increased in the current period to fund programming of a major system upgrade in order to use the Neuroguide platform and on upgrading the Physician Portal;
(4)	Other miscellaneous costs decreased in the current period largely due to a reduced travel schedule.

Sales and marketing

The following tables present sales and marketing expenses for each of the periods indicated and the corresponding percent change.

	Nine months Ended June 30,		Percent
	2012	2011	Change
Sales and Marketing
Neurometric Information Services	$813,600	$895,400	(9)%
Clinical Services	57,500	65,500	(12)%
Total Sales and Marketing	$871,100	$960,900	(9)%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation; advertising and marketing; consulting fees and conference and travel expenses.

		Nine months Ended June 30,
	Key Expense Categories	2012	2011	Change
1)	Salaries and benefit costs	$542,000	$525,800	$16,200
2)	Consulting fees	116,000	158,700	(42,700)
3)	Advertising and marketing costs	93,100	94,200	(1,100)
4)	Conferences and travel costs	49,400	99,200	(49,800)
5)	Other miscellaneous costs	13,100	17,500	(4,400)
	Total Sales and marketing	$813,600	$895,400	$(81,800)

Comparing the nine months ended June 30, 2012, with the same period in 2011:

(1)	Salaries and benefits increased with the addition of our VP of Customer Relations who was hired in February 2011;
(2)	Consulting fees decreased primarily due to a shift away from consultants with greater reliance being placed on an advertising agency;
(3)	Advertising and marketing expenses remained about the same for the two periods;
(4)	Conference and travel decreased from the 2011 period. In 2011 we incurred substantial travel and relocation costs associated with our project with Walter Reed National Military Medical Center;
(5)	Miscellaneous expenditures decreased slightly from the prior period;

For Clinical Services, Sales and Marketing expenses decreased by $8,000 for the nine months ended June 30, 2012, as compared to the prior year’s period; Clinical Services had a minimal decrease in advertising over both periods.

General and administrative

The following tables present general and administrative expenses for each of the periods indicated and the corresponding percent change.

	Nine months Ended June 30,		Percent
	2012	2011	Change
General and administrative
Neurometric Information Services	$2,257,300	$2,381,100	(5)%
Clinical Services	771,100	812,700	(5)%
Total General and administrative	$3,028,400	$3,193,800	(5)%

General and Administrative expenses for our Neurometric Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal, other professional and consulting fees, patent costs, marketing and investor relations expenses, conference and travel and miscellaneous costs, dues and subscriptions, and general administrative and occupancy costs;

		Nine months Ended June 30,
	Key Expense Categories	2012	2011	Change
1)	Salaries and benefit costs	$1,216,100	$1,298,900	$(82,800)
2)	Legal fees	405,300	339,000	66,300
3)	Other professional and consulting fees	244,700	313,300	(68,600)
4)	Patent costs	92,400	111,900	(19,500)
5)	Marketing and investor relations costs	15,600	14,700	900
6)	Conference and travel costs	63,800	79,500	(15,700)
7)	Dues & subscriptions fees	44,500	54,300	(9,800)
8)	General admin and occupancy costs	174,900	169,500	5,400
	Total General and administrative costs	$2,257,300	$2,381,100	$(123,800)

With respect to our Neurometric Information Services business, in the nine months ended June 30, 2012, compared to the same period in 2011 we had the following changes:

(1)	Salaries and benefit expenses decreased due to two factors: a decrease in stock-based compensation as certain stock-option grants became fully vested, which was partly offset by an increase in salary and benefit cost with the addition of our accountant in March 2011;

(2)	Legal fees showed a net increase; this was partly due to a reduction in general and SEC counsel expenditures as certain expenses were being capitalized as offering costs associated with our attempted registered offerings. This reduction was more than offset by an increase in expenditure on the Brandt litigation. Furthermore, we also engaged a firm to assist with our lobbying efforts with congressional leadership;
(3)	Professional and consulting fees decreased, which was partly due to the mix of consulting services used in the respective periods. In the 2011 period we utilized public relations services and a consultant who advised us on health insurance payers. Neither of these engagements were continued in the nine months ended June 30, 2012;
(4)	Patent costs decreased largely because of timing of patent applications and maintenance costs in the two respective periods;
(5)	Marketing and investor relations costs remained consistent;
(6)	Conference and travel costs decreased from 2011, due to a reduction in travel;
(7)	Dues and subscription costs decreased from 2011, due to a reduction in subscriptions in the current year;
(8)	General administrative and occupancy costs had minimal change in the two respective periods;

For Clinical Services, general and administrative expenses include all costs associated with operating of the Neuro-Therapy Clinic which include: payroll costs, medical supplies, occupancy costs and other general and administrative support costs.  These costs decreased in the nine months ending June 30, 2012, from the 2011 period, which was due to a general reduction in expenditures across the board.

Other expense

The following table presents other expense for each of the periods indicated and the corresponding percent change.

	Nine months Ended June 30,		Percent
	2012	2011	Change

Neurometric Information Services expense, net	$(3,407,600)	$(1,668,600)	*
Clinical Services expense	-	-	*
Total other expense	$(3,407,600)	$(1,668,600)	*

* not meaningful

For the nine months ended June 30, 2012 and 2011 net other non-operating expense for Neurometric Information Services were as follows:

•	For the nine months ended June 30, 2012, we incurred non-cash interest charges totaling $3,385,000 of which $481,000 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $2,897,200 of warrant discount amortization and warrant and note conversion derivative liability charges and $6,800 of actual net interest paid in cash for the nine-month period.

•	We incurred finance fees totaling $151,500 in association with our private placement of convertible notes. Of these finance fees $94,700 was paid in cash and $56,800 was the fair value of warrants that were issued to the placement agent.

•	Offerings cost of $789,100 was expensed as they related to our Canadian and domestic fund raising efforts.

•	Under ASC 815, all derivative instruments are required to be measured subsequently at fair value and the change in fair value of non-hedging derivative instrument are to be recognized in current earnings. Revaluation of our derivative liabilities for the promissory note conversion feature and associated warrants for the nine-month period ended June 30, 2012, resulted in a non-cash gain of $918,000. For the same period in 2011 we had a non-cash gain of $4,753,100 on the valuation of derivative liabilities. The Company experiences large changes in the valuation of derivative liabilities from quarter to quarter as a result of the volatility in its stock price.

Net Loss

The following table presents net loss for each of the periods indicated and the corresponding percent change.

	Nine months Ended June 30,		Percent
	2012	2011	Change

Neurometric Information Services net loss	$(7,157,600)	$(5,723,600)	25%
Clinical Services loss	(352,700)	(446,800)	(21)%
Total Net Loss	$(7,510,300)	$(6,170,400)	22%

The net loss for our Neurometric Information Services business of approximately $7.2 million for the nine months ended June 30, 2012 compared to the $5.7 million loss in the same period in the prior year is primarily due to the non-cash charges in our non-operating expenses described above, including particularly the non-cash gain resulting from the revaluation of our derivative liabilities.

For our Clinical Services the net loss of $352,700 in the nine months ended June 30, 2012, is a decrease of $94,100 over the same period in the prior year. The reduced loss is due to a combination of increased revenues and reduced expenditures across the board.

The Company’s operating loss of $4.1 million for the nine months ended June 30, 2012, is a reduction of $399,800 for the same period in the prior year, however this improvement is masked by the net loss line due to multiple non-cash charges associated with interest expenses and changes in valuation of our derivative liabilities which stem from our promissory note financings.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of June 30, 2012, our liabilities exceeded our assets by $17.9 million.  We are unable to pay our obligations as they become due and we are in substantial arrears on paying every one of our creditors.  If we are not able to raise additional funds immediately, and reach accommodations with our creditors, we will likely be required to cease our operations. As of June 30, 2012, we had an accumulated deficit of approximately $49.7 million; for June 30, 2011 our accumulated deficit was approximately $39.5 million. We have not yet achieved profitability and, assuming we are able to continue our operations, anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of June 30, 2012, we had approximately $20,400 in cash and cash equivalents and a working capital deficiency of approximately $17.9 million compared to approximately $910,700 in cash and cash equivalents and a working capital deficiency of approximately $9.1 million at June 30, 2011. The working capital deficiency as of June 30, 2012 includes the $7.6 million of convertible promissory notes outstanding of which $3.0 million are senior secured notes, $4.5 million are subordinated secured notes and $90,000 are unsecured. Additionally it includes a non-cash derivative liability of $6.5 million.

Operating Capital and Capital Expenditure Requirements

We are unable to pay our obligations as they become due and we are in arrears on paying every one of our creditors.  If we are not able to raise additional funds immediately and reach some accommodations with our creditors, we will likely be required to cease our operations. We will also need substantial additional funds before we can increase demand for our PEER Online services.  In addition, we will have to repay the currently outstanding notes plus interest starting on October 1, 2012.

Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern, and we need to raise substantial additional funds in order to continue to conduct our business.  Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we have to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations.

We continue to explore additional sources of capital; however, there is substantial doubt as to whether additional funding will be available in amounts and on terms acceptable to us to permit us to continue operations. The Company has so far been unsuccessful in consummating the public offering of securities it has been pursuing this year. Even if we were to raise additional funds, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial additional portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.  If adequate funds are not available, it would force us to cease operations or would otherwise have a material adverse effect on our business, financial condition and/or results of operations.

Assuming we are able to continue our operations, we expect to continue to incur operating losses in the future and to make capital expenditures to expand our research and development programs (including upgrading our PEER Online Database); to scale up our paid clinical trial with the military and to initiate our commercial operations and marketing efforts. We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, including the repayment of debt incurred as a result of our litigation with Brandt.

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

•	the amount and timing of costs we incur in connection with our research and product development activities, including enhancements to our PEER Online Database and costs we incur to further validate the efficacy of our referenced EEG technology;

•	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our selling and marketing efforts;

•	whether we incur additional consulting and legal fees in our efforts to conducting a study under an FDA Investigational Device Exemption (IDE) and in obtaining a 510(k) clearance from the FDA;

•	if we expand our business by acquiring or investing in complimentary businesses.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings.  Through June 30, 2012, we had received proceeds of approximately $13.7 million from the sale of stock, $15.3 million from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the Company.

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

Cash Flows

  Net cash used in operating activities was $2.2 million for the nine months ended June 30, 2012 compared to $3.2 million for the nine months ended June 30, 2011.  The decrease in cash used in operations of $1.0 million was primarily due to increasing our accounts payable balances as a result of deferment of payments to our creditors and due to management deferring their salaries as well as cost cutting/containment across the board.

Net cash used in investing activities increased to $25,500 for the nine months ended June 30, 2012 as compared to $19,700 for the same period ended June 30, 2011.  Our 2012 investing activities were primarily related to the acquisition of intellectual property and some minor purchases of computer equipment. In the 2011 period we acquired EEG equipment to be loaned out to customers.

Net cash proceeds from financing activities for the nine months ended June 30, 2012 were approximately $2.2 million, net of offering costs, raised through our sale of subordinated secured convertible notes and warrants (the 2011 Bridge Notes), a $90,000 unsecured convertible note and an additional $200,000 in promissory notes. For the nine months ended June 30, 2011 net cash proceeds from financing activities were approximately $4.4 million from the sale of our Secured October Notes and Subordinated Secured January Notes and an equipment lease which generated net proceeds of $15,900. These proceeds were partly offset by the repayment of $24,700 on a promissory note issued to Daniel Hoffman, our Chief Medical Officer, in connection with our acquisition of NTC.

Contractual Obligations and Commercial Commitments

As of June 30, 2012, our combined lease obligations are $84,300 as follows;

•	our remaining lease obligation on our Aliso Viejo office, which expires on January 31, 2013, is $29,000 in total: being $12,400 and $16,600 for fiscal years 2012 and 2013 respectively, with an average monthly rental of $3,600 over the entire lease period.
46

•	our remaining lease obligation on our Greenwood Village, CO, clinic office, which expires of April 30, 2013, is $55,300 in total: $16,500 and $38,800 for fiscal years 2012 and 2013 respectively, with an average monthly rental of $5,100 over the entire lease period.

Derivative Liability

Current liabilities at June 30, 2012 include $6.6 million of derivative liability. This amount includes:

•	$4.5 million, which represents the fair value liability associated with the warrants issued in conjunction with the October, January, 2011 Bridge Notes and Unsecured convertible note.

•	$2.1 million, which represent the fair value liability associated with the conversion option of the October, January, 2011 Bridge Notes and Unsecured convertible note. (Please see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements).

The carrying value of these derivative liabilities will be reassessed each quarter and any change in the carrying value will be booked to the other expense line item in the income statement. For the nine months ended June 30, 2012 we booked a gain of $0.9 million in the carrying value of these derivatives, compared to a gain of $4.5 million for the same period ended June 30, 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15, as of June 30, 2012, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of June 30, 2012 for the reasons described below.

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

To the knowledge of our management, including our PEO and PFO, none of the aforementioned significant deficiencies led to a misstatement of our results of operations for the three months and nine months ended June 30, 2012, or statement of financial position as of June 30, 2012.

The Company is planning to develop a comprehensive and formal accounting and procedures manual and has identified a resource to assist with the development of such manual.

Changes in Internal Control Over Financial Reporting

Other than as stated above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are unable to pay our obligations as they become due and need additional funds immediately in order to continue our operations. Our liabilities exceed our assets; we have a working capital deficiency. Our secured convertible notes, which are payable during 2012, are secured by all of our assets.

We are unable to pay our obligations as they become due and we are in arrears on paying every one of our creditors.  If we are not able to raise additional funds immediately and reach some accommodations with our creditors, we will likely be required to cease our operations. There is substantial doubt as to whether additional funding will be available in amounts and on terms acceptable to us to permit us to continue operations.  We have so far been unsuccessful in consummating the public offering of securities that we have been pursuing this year.

As of June 30, 2012, we had liabilities of $18.1 million and assets of only $0.1 million. We had a working capital deficiency of $17.9 million. Included in our liabilities are $6.6 million in derivative liabilities (as determined under ASC 815) associated with our convertible notes and associated warrants. Furthermore, as of June 30, 2012, we have outstanding senior and subordinated secured convertible notes in an aggregate principal amount of $5.5 million, which are repayable on October 1, 2012, subordinated secured convertible notes in an aggregate principal amount of $2.0 million, which are repayable beginning October 18, 2012, and unsecured convertible notes in an aggregate principal amount of $90,000 million, which are repayable on February 28, 2013. The secured notes are secured by substantially all of our assets, with the subordinated secured convertible notes enjoying a second-position security interest. We currently have no resources to repay such senior and subordinated secured and unsecured notes and we will be required either to raise additional funds or to seek conversion of these notes to avoid a default.  If we default on our secured notes, their holders may take possession of and sell our assets in order to satisfy our obligations to them under the notes, thereby leaving no value for the holders of common stock.

In February 2012, we issued the unsecured convertible notes mentioned above to an affiliate of our director Zachary McAdoo.  In April and May 2012, we received two short-term loans of $100,000 each from our director John Pappajohn.  These loans are evidenced by an interest-free demand note.  Since the Company did not solicit the consent of holders of a majority in aggregate principal amount outstanding of each of its series of senior and subordinated convertible notes in connection with the $90,000 unsecured note and such loans, holders of the notes may notify the Company of its failure to comply with the covenant not to borrow indebtedness in excess of $100,000 without obtaining the requisite consent, declare a default under the notes and seek all remedies available thereunder.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2012 and May 25, 2012, we received two short-term, interest free loans of $100,000 each from John Pappajohn for the purpose of funding offering costs and other sundry operating expenses.  These loans are evidenced by two demand notes and repayment of these notes is scheduled to occur if and when we consummate the next financing.

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

CNS Response, Inc.

Date: August 14, 2012		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer
(Principal Financial Officer)

