Form 10-K
period 2012-09-30
CNS RESPONSE, INC.
filed 2013-01-15
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2012

or

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

Yes     ☐                       No      ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2012, the last business day of the registrant's most recently completed second fiscal quarter was $2,867,156 (based on the closing sales price of the registrant's common stock on that date).

At January 14, 2013, the registrant had 2,079,965 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement or Annual Report on Form 10-K/A, to be filed on or before January 31, 2013, are incorporated by reference into Part III of this Report.

CNS RESPONSE, INC.

2012 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2012 Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Introduction

We are a clinical decision support company with a commercial neurometric platform to predict drug response for treatment of brain disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder.  We expect to commence a reimbursed 2,000 patient trial at Walter Reed National Military Medical Center (“Walter Reed” or “WRNMMC”) focused on patients with depression, post-traumatic stress disorder (“PTSD”) and mild traumatic brain injury (“mTBI”) in order to support clinical decisions in the treatment of depression and related disorders.  We will be reimbursed by Walter Reed at our standard rate for each PEER Outcome report rendered in the study. PEER stands for Psychiatric EEG Evaluation Registry (“PEER”).

The Challenge and the Opportunity

Psychotropic medications have become the dominant treatment for mild to severe mental disorders, with over 400% growth in the antidepressant medication class over the last two decades. But research has emerged during this time that challenges their efficacy, documenting that these medications often do not work, or lose their effect over time. Over 17 million Americans who have failed two or more medication treatments are now considered “treatment-resistant”. For these patients, the conventional “trial and error” method of prescribing psychotropic drugs has resulted in low efficacy, high relapse and treatment discontinuation rates, significant patient suffering and billions of dollars in additional healthcare cost to payers.

The problem is that there is no test to guide prescribing in psychiatry. Consequently, because of the lack of objective neurophysiology data available to physicians, the underlying pathology and physiology of behavioral disorders such as depression, bipolar disorder, eating disorders, addiction, anxiety disorders and attention deficit hyperactivity disorder (ADHD) is often not analyzed effectively by treating physicians. Doctors are often forced to make prescription decisions based only on incomplete symptomatic factors. As a result, treatment is often ineffective, costly and may require multiple courses of treatment before the effective medications are identified, if at all. The use of QEEG to predict medication outcomes has been well established in 60 studies involving over 2,000 patients. PEER technology has since been used as adjunctive information by physicians treating behavioral disorders such as depression, anxiety, anorexia, OCD, bipolar, ADHD, addiction and others.

Our neurometric database correlates medication outcomes with objective neurophysiology data provided by an ordinary EEG for an individual. Our founding physicians developed this tool to reduce trial and error and thereby improve pharmacotherapy outcomes, particularly in treatment-resistant patients, a particularly expensive patient population with profound unmet clinical needs. This approach, commonly referred to as Personalized Medicine, is in the process of transforming both clinical practice and the pharmaceutical industry. CNS Response brings this science to behavioral medicine, where the unmet clinical need is well-documented, expensive, and growing.

WRNMMC PEER Trial

In our path to clinical adoption, we expect to commence a 2,000 subject clinical trial, led by Walter Reed National Military Medical Center, designed to generate real-world, generalizable evidence with a significant statistical sample.  The performance of pharmacotherapy in military mental healthcare has been the focus of significant media and legislative debate; as military healthcare organizations have fully adopted electronic medical records, are transparent, and are committed at the highest levels to improving pharmacotherapy outcomes, we believe they are the perfect demonstration market for PEER technology.

The WRNMMC PEER Trial is designed as a randomized, double-blind, multi-site controlled clinical trial for military patients with a primary diagnosis of depression, and comorbid diagnoses such as post-traumatic stress disorder (“PTSD”), mild traumatic brain injury (“mTBI”), bipolar disorder, ADHD and substance abuse. Walter Reed will act as lead site and Principal Investigator, with additional sites to include Fort Belvoir and the Boston region of the Veterans Administration. Its primary prospective endpoint will be mean change from baseline on the QIDS-SR scale in the treatment group compared to the control group. Additional endpoints include suicidality (CHRT) and severe adverse events. A post-hoc analysis will be performed to evaluate the predictiveness of the database for the full population, including control subjects (i.e. did physicians who followed treatments rated highly in PEER Outcomes, even in the control group, do better than physicians who did not follow the report, even in the treatment group).

Based on a six-month review of the protocol, the FDA Center for Devices concluded that the trial is a Non-Significant Risk trial that does not require an Investigational Device (IDE) review.

Accordingly, this major trial serves a number of purposes.

•	Facilitate military adoption: over one million soldiers and family members are estimated to need care in the military for depression, PTSD, and mild Traumatic Brain Injury (“mTBI”) following the conflicts in Afghanistan and Iraq, and the cost of treatment failure in mental health threatens both the military budget and force strength metrics. As a demonstration of the clinical utility, efficacy, and risk reduction qualities of PEER evidenced in previous trials, we believe it may support broad adoption within both active military and veteran populations.

•	A controlled study for payers: given its large enrollment and its randomized, controlled design, clear outcomes from this replication study could fulfill evidence requirements for this technology for all healthcare payers. The Company has already received approval as an Emerging Technology from United Healthcare, which stipulated that one more successful, significant controlled study could result in full reimbursement approval. We expect a successful clinical finding in this trial to result in broad adoption by standard payers.

•	Improve media and consumer visibility: through media coverage of our work with the military, we intend to improve consumer and payer interest and understanding of PEER Reports. We believe that a significant finding in this trial would represent a major milestone in clinical adoption, with the potential to shift physicians from a “fear of adopting” a new technology to a “fear of NOT adopting”.

•	Provide evidence for expanded applications of PEER: virtually all clinical trials of PEER and related technologies have focused on improvement in medication efficacy for physicians utilizing PEER Reports. However, based on significant findings from more recent trials, we will seek to add several additional endpoints or subgroups which, if successful, could lead to expanded applications for PEER. These include:

•	Risk reduction - as a result of reduced trial and error pharmacotherapy, some studies have indicated corresponding reductions in severe adverse events including suicidality;
•	Treatment-naive patients will be included in the WRNMMC PEER Trial, which could demonstrate the utility of PEER Reports to support first-line treatments in primary care settings;
•	Post-Traumatic Stress Disorder (PTSD) and mild Traumatic Brain Injury (mTBI) are both included as comorbid diagnoses in the trial, which could demonstrate potential clinical utility for PEER Reports in an area with few approved treatments and significant trial and error pharmacotherapy.

PEER Technology

We believe that our technology offers an improvement over traditional methods for evaluating pharmacotherapy options in patients suffering from non-psychotic behavioral disorders, because our technology is designed to correlate the success of courses of medication with the neurophysiological characteristics of a particular patient. Our technology provides medical professionals with medication sensitivity data for a subject patient based upon the identification and correlation of treatment outcome information from other patients with similar neurophysiologic characteristics. This treatment outcome information is contained in what we believe to be the largest outcomes database for mental health care pharmacotherapy — there are now over 35,000 outcomes within the database from over 9,000 unique patients with psychiatric or addictive problems. We refer to this database as the PEER Online database (it was formerly known as the “CNS Database”). For each patient in the PEER Online database, we have compiled neurophysiology data from electroencephalographic (“EEG”) scans, symptoms and outcomes often across multiple treatments from multiple psychiatrists and other physicians. This patented technology, called PEER Online TM (based on a technology known as “Referenced-EEG®” or “rEEG®”), represents an innovative approach to prescribing effective medications for patients suffering from debilitating behavioral disorders.

PEER Outcome Reports

Our technology allows us to create and provide simple reports (“PEER Outcome Reports” or “PEER Reports”) to medical professionals that summarize historical treatment success of specific medications for those patients with similar neurometric brain patterns.

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

The development of pathophysiological markers as the new method for identifying the correct patient population to research is being encouraged by both The National Institute of Mental Health (NIMH) and The U.S. Food and Drug Administration (FDA).

Treatment Decisions Made by Licensed Professionals

With the exception of our subsidiary, the Neuro-Therapy Clinic based in Denver, CO, which we closed effective September 30, 2012, we do not operate our own healthcare facilities, employ our own treating physicians or provide medical advice or treatment for patients. Physicians who contract for our PEER Reports own their own facilities or professional licenses, and control and are responsible for the clinical activities provided on their premises. Patients receive medical care in accordance with orders from their attending physicians or providers. Physicians who contract for PEER Reports are responsible for exercising their independent medical judgment in determining the specific application of the information contained in the PEER Reports and the appropriate course of care for each patient. Following the prescription of any medication, physicians are presumed to administer and provide continuing care treatment.

The PEER Process

The service works as follows:

•	Patients are directed to a local PEER network provider, who performs a standard digital EEG.
•	The EEG data file is uploaded over the web to our central analytic database.
•	We analyze the data against the PEER Online database for patients with similar brain patterns, based on roughly 2,000 variables produced by Quantitative EEG (QEEG) software which is FDA approved.
•	We provide a descriptive, statistical analysis describing the success of patients with similar neurophysiology on different pharmacotherapies (much like an antibiotic sensitivity report commonly used in medicine).
•	The analysis is sent back to the attending physician, usually by the next business day.

Product Evolution

Referenced-EEG (rEEG®), the Company’s original product, was developed by a pathologist and a psychiatrist who recognized that correlation of a patient’s unique brain patterns to known long-term medication outcomes of similar patients might significantly improve therapeutic performance.

PEER Online®: In 2011, the Company introduced a fundamentally new approach to its product, publishing its physician outcome registry (PEER - the Psychiatric Electrophysiology Evaluation Registry) to the web and providing online access to methodology, raw data, and individual medication analyses -- PEER Outcome Reports -- for researchers and clinicians who use EEG in their practice. PEER Outcome Reports are offered as a neurometric information service, in which quantitative electroencephalogram (QEEG) readings are referenced to an outcome registry database to identify patient-specific probabilities of response to different medications. EEG recording devices are widely available, inexpensive to lease and are available in most major cities by independent mobile EEG providers.

PEER Interactive: In 2013, the U.S. military will undertake a 2,000 subject clinical study of PEER Interactive, a significantly updated and automated version of PEER Online.

•	PEER Interactive represents a significant expansion of the current database, based on receipt of hundreds of new patient outcomes from network physicians. With the anticipated addition of both military and physician outcomes during 2013, the PEER Outcome database has the potential to significantly increase in size.

•	The Company has also upgraded its normative QEEG database to improve the robustness and utility of its findings by converting to the Neuroguide database platform from Applied Neurosciences Inc. In addition to an improved normative dataset and additional variables for characterizing neurophysiology (10 times more than our original database), this platform offers the opportunity for improved pattern recognition and display of three-dimensional findings from quantitative EEG through LORETA, a modeling capability which analyzes deeper structures within the brain.

•	Finally, clinical utility and user interface has been improved in the PEER Interactive release. Military physicians will be able to access the PEER database utilizing tablet computers (Apple’s iPad) and will receive same-day turnaround of PEER Outcome Reports.

PEER Evidence

The correlation of Quantitative EEG variables with individual medication outcomes has become a well-established scientific principle over the past two decades, as documented in 60 studies involving over 2,000 patients.

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

Commercial Payer Analysis:   During 2011, a retrospective analysis was conducted of physician reports and health records of patients who were members of several of the nation’s largest managed care networks. The results were published in Neuropsychiatric Disease and Treatment, the journal of the International Neuropsychiatric Association (“INA”). The paper entitled “Measuring Severe Adverse Events and Medication Selection Using A “PEER Report” for Non-Psychotic Patients: A Retrospective Chart Review” was authored by Daniel Hoffman M.D. of the Neuro-Therapy Clinic, Charles DeBattista M.D. of the Stanford University School of Medicine, Rob Valuck, Ph.D. from the University of Colorado Health Sciences Center and Dan Iosifescu, M.D. of the Mood and Anxiety Disorders Program, Mount Sinai School of Medicine and Harvard University Faculty. The analysis of 257 evaluable patient records for the period starting in 2003 through mid-2011 represents cases in which the prescribers utilized PEER Outcome Reports for these patients. The analysis found that prescribers using the PEER Outcomes reported reduced trial-and-error pharmacotherapy through the following findings:

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

•	The primary endpoint of the analysis was to measure impact on healthcare utilization, with a 25% reduction in health care costs experienced for those in the PEER group compared to those in the control cohort. However, because the claim sample size was small (only 29 health care records), the reduction did not reach statistical significance.

•	Drug mix: a significantly higher proportion of older medications were utilized by physicians in the tested group, with generally fewer SSRIs (Selective Serotonin Reuptake Inhibitors) and Atypical Antipsychotics, and categorical increases in MAOI (Oxidase Inhibitors) and Tricyclic class antidepressants, and certain stimulants.

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

The study group focused on 22 eating disorders patients with a median age of 21 years. The average age of onset of eating disorders symptoms was 15.6 years. The primary comorbid diagnosis for each patient included either major depressive disorder (MDD) for 18 (82%) of the patients or bipolar disorder (BPD) for four (18%) of the patients. Additionally, 12 individuals were diagnosed with comorbid obsessive-compulsive disorder (OCD), three with attention deficit disorder (ADHD), five with past alcohol abuse/dependence, six with generalized anxiety disorder (GAD), and one with post-traumatic stress disorder (PTSD). According to the study:

•	Not only did most of the patients’ depression and severity scores normalize quickly and significantly, but they also continued to improve during the two-to-five-year follow-up period.

•	As early as six months from starting treatment, 11 patients (50%) reported complete remission of depression symptoms, nine reported mild depression symptoms, and two remained moderately depressed.

•	In total, prior to physician use of PEER Outcome data, 18 patients (82%) had inpatient hospitalizations; only seven (32%) required hospitalizations in the two- to five-year follow-up period, which resulted in shorter stays and less intensive treatment (e.g. partial hospitalization compared to inpatient).

Polypharmacy Paper:   We published an additional paper in Neuropsychiatric Disease and Treatment, the journal of the INA entitled “Polypharmacy or Medication Washout: An Old Tool Revisited”. The paper includes a comparison of the advantages and risks from using medication washout compared to polypharmacy with treatment-resistant patients. Polypharmacy is a common medical practice in which physicians prescribe additional psychiatric medications on top of previous medications already being used for a patient. This can result in patients being on too many drugs with the potential for harmful side effects. When done appropriately, washing medications out of select patients can be valuable in supporting better patient diagnosis and assessing medication needs, and can reduce the risks resulting from unknown drug interactions. While some patients will still need more than one medication as part of their treatment regimen, the ultimate goal is to determine which medications are necessary and effective for an individual patient. The paper highlights previous study findings and current data related to medication washout and polypharmacy, including:

•	A recently reported study, Combining Medication to Enhance Depression Outcomes (CO-MED), funded by the National Institutes of Health, started patients on several antidepressants (with synergistic pharmacological effects) at the same time. The study findings suggest that for a significant number of patients with major depression, polypharmacy adds to the side effect burden without an increase in efficacy.

•	A recent study of 659 depressed patients found that their rate of cardiovascular problems increased from 8.8 percent to 30.7 percent after only six weeks of polypharmacy.
•	According to an Army report released in 2010, between 2006 and 2009, 101 soldiers died as a result of multiple drug toxicity while under the care of the Army’s Wounded Warrior Transition Units.
•	Use of polypharmacy (multiple medications) in the elderly can lead to morbidity and mortality. As early as 1992, it was reported that psychotropic agents are the most commonly misused drugs in the elderly and are associated with increased illness severity, hospitalizations, number of physician visits, as well as other issues.

•	In a study of 2,009 treatment-resistant patients who underwent total medication washout, only five patients (0.25%) discontinued the washout process due to either rebounding of their original mood disorder or discontinuation symptoms, while an additional 15 (0.75%) complained of an adverse response but continued the washout. Most of the adverse events were related to mild or moderate discontinuation symptoms with no mortality or serious morbidity in the patients’ functioning.

The Market for PEER Reports

Currently, the wholesale (direct to physician) price for standard PEER testing is $400 per test, and the retail (payer and consumer) price is approximately $800. Thus far, payments to us have typically been from psychiatrists whose patients pay privately for the PEER Outcome Report. The National Institute of Mental Health (NIMH) estimates that only 12.7% of patients receive minimally effective treatment, with over 17 million Americans now classified as “treatment-resistant”, meaning that they have failed to find relief after trying two or more medications. Assuming a $600 average selling price (ASP) and an addressable market of 25% of treatment-resistant patients, we estimate a U.S. commercial market size of approximately $2.7 billion annually.

We see three distinct but complementary market segments in the United States for PEER Reports.

Military: military mental healthcare combines patient, provider, and payer in a single enterprise. Because of its visibility and capital efficiency, the military will be the first large-scale addressable market for PEER. It is the Company’s intention to derive both clinical and pharmaco-economic data from the WRNMMC PEER Trial to TriCare, the VA, and the Department of Defense which support military-wide adoption of PEER Interactive.

Payer: traditional challenge for any new medical technology is the achievement of sustained reimbursement. As a result of Mental Health Parity legislation passed in 2008, Electroencephalography (EEG) tests are now being regularly reimbursed by most U.S. healthcare payers. This is a significant benefit for physicians and consumers, as fully one-half of the retail cost of a PEER Report (approximately $400) is now covered under most health insurance plans. Importantly, patients who have failed on two or more medications continue to be a significant cost driver for payers, adding approximately $8,500 in medical losses per patient per year. Accordingly, we are encouraging the adoption by payers pursuing their own economic self-interest. It is the Company’s present intention to submit both clinical and pharmaco-economic results from the WRNMMC PEER trial to the Centers for Medicare and Medicaid Services, and commercial payers, to seek reimbursement for PEER Outcome Reports.

Consumer: The end client for all pharmacotherapies is the consumer, which is why pharmaceutical firms have spent approximately $5.5 billion annually to reach them through direct to consumer advertising. We will seek to encourage media coverage of our trial at WRNMMC and other physician success stories, and we will use that growing awareness to channel inquiries to PEER Network physicians.

Global market opportunity: In the United States, it is estimated that approximately one quarter of adults are diagnosed in a given year for one or more mental disorders, and 16% of adults will experience major depression disorder in their lifetime. These results are, in fact, common to most developed countries: a study published by the European College of Neuropsychopharmacology reported that 165 million (38%) of Europeans are plagued by mental and neurological disorders, which have become Europe’s largest health challenge according to the study authors.

We will explore opportunities in Canada, Europe, and Australia through partnerships that we have not yet established.

PEER Online Technology in Pharmaceutical Development

In addition to its utility in providing psychiatrists and other physicians/prescribers with medication sensitivity data, our PEER Online technology provides us with significant opportunities in the area of pharmaceutical development. Our PEER Online™ technology, in combination with the information contained in the PEER Online database, offers the potential to enable the identification of novel uses for neuropsychiatric medications currently on the market and in late stages of clinical development, as well as in aiding the identification of neurophysiologic characteristics of clinical subjects that may be successfully treated with neuropsychiatric medications in the clinical testing stage. We will explore opportunities with established drug and biotechnology companies to further explore these opportunities, although no relationships are currently contemplated. In the future, we aim to use our proprietary data and processes to advance central nervous system (CNS) pharmaceutical development and economics, in one or more of the following ways:

•	Enrichment: Selecting patients for clinical trial who not only have the symptoms of interest, but are shown by PEER Report screenings as likely to respond to the developer’s drug. An oft-cited example is the antidepressant Prozac, which failed several clinical trials before it achieved success in two separate trials. The ability to design trials in which exclusion criteria identify and exclude patients who are clearly resistant, as determined by PEER Reports, has the potential to sharpen patient focus and productivity in clinical trials of psychotropic medications.

•	Repositioning: PEER Reports may suggest new applications/indications of existing medications. For example, Selective Serotonin Reuptake Inhibitor Antidepressants (SSRI’s) are now commonly given by primary care physicians for depression and other complaints, but often produce unwanted side effects or inadequate results. The ability to define individual neurometrics for patients, who respond better to tricyclics (TCA’s), or combinations of TCA’s and stimulants, offers the potential for seeking approval of new indications for existing compounds.

•	Salvage: Resuscitation of medications that failed phase II or III studies. One example of this opportunity is Sanofi-Aventis’ unsuccessful PMA filing for Rimonabant, a promising anti-obesity/cardio-metabolic compound which was denied approval in the United States due to central nervous system side-effects in their clinical trial populations. Being able to screen out trial participants with resistance to a certain medication is an application for PEER Reports, and could create “theranostic” products (where an indication for use is combined with PEER Reports) for compounds which have failed to receive broader approval.

•	New Combinations: Unwanted adverse effects occur with medications in fields from cancer to hepatitis. The ability to improve these medications, in combination with psychotropics, may improve safety, compliance, and sometimes, patient outcomes.

•	Decision Support: Improved understanding supports improved decision making at all levels of pharmaceutical development.

Research & Development

We plan to continue to enhance, refine and improve the accuracy of our PEER Online database and PEER Outcome Reports through expansion of the number of medications covered by our PEER Reports, expansion of our neurometrics, refinement of our report generating system, and by reducing the time to turnaround a report to the physician. Research and Product Development expenses during the fiscal years ended September 30, 2012 and 2011 were $ 853,700 and $924,800 respectively.

Intellectual Property

PEER Online Patent

 We have seventeen issued patents, of which seven are in the U.S., which cover the process involved in our PEER Online service. Our seventeen existing patents are valid until between September 2017 and July 2022. In addition, we believe these patents cover the analytical methodology we use with any form of neurophysiology measurement including SPECT (Single Photon Emission Computed Tomography), fMRI (Functional Magnetic Resonance Imaging), PET (Positron Emission Tomography), CAT (Computerized Axial Tomography), and MEG (Magnetoencephalography). We do not currently have data on the use of such alternate measurements, but we believe they may, in the future, prove to be useful to guide therapy in a manner similar to referenced-EEG. We have been issued patents in the following countries and regions: Canada (two patents), Europe (two patents), Australia (three patents), Mexico (one patent), Israel (one patent) and Japan (one patent). We also have filed multiple additional patent applications for our technology in the U.S., Europe, Canada, Japan and Mexico.

The most recent US patent approval was for a distinctly new patent estate, covering internet transmission of neurometric information. This new allowance under its basic methods patent portfolio, file number CNSR-09318, covers remote or web-based transmission of neurometric data. In the event that use of neurometric data or algorithms becomes widespread, this patent could make it necessary for major equipment manufacturers to license rights from the Company in order to transmit such information for use in medication response prediction.

During 2009 and 2011, we were awarded additional process patents for use of PEER Online technology in drug discovery, including clinical trial and drug efficacy studies. In addition, we successfully defended our patents by requesting reexamination of a patent issued to Aspect Medical (acquired by Covidien, plc.), resulting in a reduction and narrowing of claims awarded under the previously issued Aspect patents.

Transcranial Magnetic Stimulation

CNS Response has filed patent applications in the U.S. and Canada related to the company's acquisition of patient responsivity data for Transcranial Magnetic Stimulation (TMS). This would be the Company's first application for a neurometric predictor of a non-drug therapy. The Company anticipates using this methodology to help physicians better understand which patients may positively respond to TMS for treating depression. The U.S. and Canadian patent applications are entitled “Method for Assessing the Susceptibility of a Human Individual Suffering from a Psychiatric or Neurological Disorder to Neuromodulation Treatment.”

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

TMS responsivity data, which is based on a QEEG, helps physicians learn how patients with similar EEG patterns responded to TMS, thereby enabling them to more effectively guide patients most likely to benefit from this treatment and reduce expenditures on patients for whom TMS is not likely to be an effective solution for their depression.

TMS Response Study:  In February 2012, results from a study of EEG prediction of TMS responsivity were published by Dr. Martijn Arns in the peer-reviewed journal Brain Stimulation. “Neurophysiological predictors of non-response to rTMS in depression” presents results of a multi-site clinical trial (n=90) in the Netherlands using several CNSO variables (iAPF, Theta and P300 amplitude) associated with non-response to TMS therapy. Use of these combined neurometrics in a discriminant analysis resulted in a reliable identification of non-responders with low false positive rates. Replication studies are currently being planned in both the Netherlands and the United States.

Trademarks

“Referenced-EEG” and “rEEG” are registered trademarks of CNS California in the United States. We will continue to expand our brand names and our proprietary trademarks worldwide as our operations expand. We have trademarked PEER Online and PEER Outcome Reports and expect that they will be registered in due course by the United States Patent and Office.

PEER Online Database

The PEER Online database consists of over 35,000 clinical outcomes for over 9,000 unique patients with psychiatric or addictive problems. The PEER Online database is maintained in two parts:

1.  The QEEG Database

The QEEG Database includes EEG recordings and neurometric data derived from analysis of these recordings. Quantitative EEG (QEEG) is a standard measure that adds modern computer and statistical analyses to traditional EEG studies. We utilize two separate QEEG databases which provide statistical and normative information in the PEER Outcome Report process.

2.  The PEER Outcomes Database

The PEER Outcomes Database consists of physician provided assessments of the clinical long-term outcomes (average of 405 days) of patients and their associated medications. The clinical outcomes of patients are recorded using an industry-standard outcome rating scale, the Clinical Global Impression-Improvement scale (“CGI-I”). The CGI-I requires a clinician to rate how much the patient’s illness has improved or worsened relative to a baseline state. A patient’s illness is compared to change over time and rated as: very much improved, much improved, minimally improved, no change, minimally worse, much worse, or very much worse.

The format of the data is standardized and that standard is enforced at the time of capture by a software application. Outcome data is input into the database by the treating physician or in some cases, their office staff. Each Physician has access to his/her own patient data through the software tool that captures clinical outcome data.

We consider the information contained in the PEER Online database to be a valuable trade secret and are diligent about protecting such information. The PEER Online database is stored on a secure server to which only a limited number of employees have access.

Competition

Although we are aware of no companies that offer a service directly comparable to PEER Online services, the following companies might be noted as pursuing similar strategies:

•	BRAIN RESOURCE COMPANY is an Australian Clinical Research Organization (CRO) and neurosciences company focused on personalized medicine solutions for patients, clinicians, pharmaceutical trials and discovery research. Its list of genomic and neurocognitive tools, which include QEEG.

•	ASSURE Rx and Genomind are two companies focused on a genomic lab-based test for medication response based on a patient’s unique metabolism of medications. Both have achieved varying levels of reimbursement for their tests from insurors. We consider such tests to be related and complementary.

•	IBM Corporation entered the field of clinical decision support with the launch of its Watson product, a natural language artificial intelligence system. According to IBM, the supercomputer-based software can scan information in 1 million books or about 200 million pages of data, analyze it and respond with answers in less than three seconds. Watson will sort through large amounts of electronic health records and unstructured medical data providing recommendations to doctors and nurses on treatment plans.

•	MICROSOFT CORPORATION and GENERAL ELECTRIC announced in late 2011 the combination of their respective health information technology product lines into a new, jointly-owned company to be called Caradigm. The venture is purported to bring Microsoft’s deep expertise of in building platforms and ecosystems, and GE Healthcare’s experience in clinical and administrative workflows.

•	GENOMIC HEALTH, Inc. is a life science company focused on the development and commercialization of genomic-based clinical laboratory services for cancer that allow physicians and patients to make individualized treatment decisions.

•	ASPECT MEDICAL SYSTEMS, INC. (now part of Covidien plc.) is developing a specific EEG measurement system that indicates a patient’s likely response to several antidepressant medications.
•	NEUROVIGIL which is based in La Jolla, California, is a company focused on developing an inexpensive, single channel EEG unit which can be used in sleep research and clinical trials to obtain brain function data.

Government Regulation

In 2008, the FDA informed us that it believes our rEEG service, and its successor, now called PEER Online, constitutes a medical device which is subject to regulation by the FDA, requiring pre-market approval or 510(k) clearance by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the “Act”) before our service can be marketed or sold.

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

On July 27, 2010, we received a letter (the “NSE Letter”) from the FDA stating that they determined that our rEEG service was not substantially equivalent to the predicate devices that had previously been granted 510(k) clearance and that among other options we could be required to file a premarket approval application (PMA) and obtain approval before our rEEG service can be marketed legally, unless it is otherwise reclassified. The Company has filed an appeal for reconsideration of this finding based on material product modifications and additional evidence. For example, the Company received in June 2011, a response to its outstanding Freedom of Information Act request for original copies of the predicate filings, which the Company believes confirms its position that the predicate devices were cleared for the same intended use as the rEEG service.

In December 2010, and again in September 2011, the Company met with Center officials to determine whether FDA had or would soon be developing a regulatory pathway for clinical decision support services such as PEER. In the latter meeting, the Company provided a detailed outline of its PEER Outcome registry, a published, transparent repository of individual medication response reports which reference known electrophysiology variables. Application of these published data can be performed manually, much like tables in medical journals, and do not meet the traditional definition of a regulated medical device.

Following its September, 2011, meeting with Center officials, the Company successfully registered its PEER Outcome database as a Class I Exempt Device within the category of Medical Device Data System, Section 860.6310.

At the same time, the Company continued its engagement with Center staff over the potential for a regulatory pathway for PEER Online as a Class II medical device, based on the Center’s recommendation that military use of PEER Online move forward under an Investigational Device Exemption (IDE) in order to provide additional data to support a successful 510(k) filing. The Company submitted a protocol in November, 2011 for a multi-site clinical trial led by Walter Reed National Military Medical Center, to include several other sites, partnering with military physicians treating 2,000 patients diagnosed with mental health conditions such as depression, post-traumatic stress disorder (PTSD), mild traumatic brain injury (mTBI) and several other disorders.

In May 2012, the U.S. Food and Drug Administration (FDA) issued a determination that the Walter Reed PEER Trial was considered a Non-Significant Risk (NSR) clinical trial and did not require an Investigational Device Exemption (IDE) application.

In November 2012, the Institutional Review Board (IRB) of Walter Reed National Military Medical Center approved the protocol for research to be conducted at Walter Reed and Ft. Belvoir. The Company anticipates receipt of a formal Commander’s Letter which will confirm this determination in early 2013. It is possible that WRNMMC may decide not to proceed with a trial with us or, once it has started, may terminate the trial at any time. Furthermore, we cannot predict the results or the success of any trial, if and once completed, and can offer no assurances that the FDA will not continue to insist on pre-market approval or that data that will be included in our future submissions to the FDA do not raise any important new issues, which would, thereby materially affect safety or effectiveness of our rEEG service.

We currently intend to continue marketing as a non-device cloud-based neurometric information service branded as PEER Outcome Reports, under our Class I registration, while we pursue the military clinical trial and consider submission of a Class II device premarket application in 2013. If we continue to market our PEER Outcomes and the FDA determines that we should be subject to further FDA regulation as a Class II medical device, it could seek enforcement action against us based upon its position that our PEER Outcome Reports constitute a medical device as a result of which we could be forced to cease our marketing activities and pay fines and penalties, which would have a material adverse impact on us.

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

Employees

As of September 30, 2012, Neurometric Information Services operation had seven full-time and three independent contractors. The Clinical Services operation had four full-time and five part-time employees. As of September 30, 2012, the Clinical Services operation was discontinued and substantially all employees left the organization. We believe that our relations with our employees are good. None of our employees belong to a union.

Corporate Background

CNS Response, Inc. was incorporated in Delaware on March 20, 1987, under the name Age Research, Inc. Prior to January 16, 2007, CNS Response, Inc. (then called Strativation, Inc.) existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On January 16, 2007, we entered into an Agreement and Plan of Merger with CNS Response, Inc., a California corporation formed on January 11, 2000 (“CNS California”), and CNS Merger Corporation, a California corporation and our wholly-owned subsidiary (“MergerCo”) pursuant to which we agreed to acquire CNS California in a merger transaction wherein MergerCo would merge with and into CNS California, with CNS California being the surviving corporation (the “Merger”). On March 7, 2007, the Merger closed, CNS California became our wholly-owned subsidiary, and on the same date we changed our corporate name from Strativation, Inc. to CNS Response, Inc. The Company actively operates its businesses through CNS Response, Inc. (California) and, until September 30, 2012, also operated the Neuro-Therapy Clinic, Inc. (“NTC”), which was acquired in January 2008.

In January 2008, we acquired our then largest customer, the Neuro-Therapy Clinic, Inc. Upon the completion of the transaction, NTC became a wholly-owned subsidiary of ours. NTC operated one of the larger psychiatric medication management practices in the state of Colorado, with six full time and seven part time employees including psychiatrists and clinical nurse specialists with prescribing privileges. Daniel A. Hoffman, M.D. was the medical director at NTC, and, after the acquisition, became our Chief Medical Officer and served as our President from April 2009 to April 2011. We discontinued the operations of NTC effective September 30, 2012, as the Company chose to focus its limited cash resources on the clinical trial at Walter Reed National Military Medical Center. Consequently, NTC is accounted for as a discontinued operation. Dr. Hoffman has transitioned from being the Company’s Chief Medical Officer to being its part-time medical director.

Our address is 85 Enterprise, Suite 410, Aliso Viejo, CA 92656, our telephone number is (949) 420-4400 and we maintain a website at www.CNSResponse.com . The reference to our web address does not constitute incorporation by reference of the information contained at this site.

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

We have not generated significant revenues or become profitable, may never do so and may not generate sufficient working capital to cover costs of operations. Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern. We are unable to pay other obligations as they become due and are in arrears on paying most of our creditors. We are insolvent and need additional funds immediately to continue our operations. Until we can generate a sufficient amount of revenues to finance our operations and capital expenditures, we are required to finance our cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. As of September 30, 2012 we had approximately $7,700 in cash and cash equivalents at hand. While we raised $2 million in a bridge financing in the Form of October 2012 Notes between August 17, 2012 and November 29, 2012, as of January 11, 2013 we had approximately $728,400 in cash and cash equivalents on hand. We therefore need additional funds immediately to continue our operations and will need substantial additional funds before we can increase demand for our PEER Online services (formerly known as rEEG services). We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail. In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations and could cause us to be required to cease operations. Our financial statements include an opinion of our auditors that our continued operating losses and limited capital raise substantial doubt about our ability to continue as an ongoing concern.

Our liabilities exceed our assets; we have a working capital deficit. Our secured convertible notes, which are payable during 2013, are secured by all of our assets.

As of September 30, 2012, we had liabilities of $13.2 million and assets of only $125,000. We had a working capital deficiency of $13.1 million. Included in our liabilities are $520,000 in derivative liabilities (as determined under ASC 815) associated with our convertible notes and associated warrants. Furthermore, as of September 30, 2012, we have outstanding convertible notes in an aggregate principal amount of $7.6 million that were originally repayable starting October 1, 2012. The senior notes are secured by substantially all of our assets. In addition, the subordinated notes, issued between January and April 2011, are now also secured by substantially all of our assets, with a second-position security interest. Furthermore, we had issued $0.4 million in unperfected senior secured October 2012 Notes. Since September 30, 2012, we have issued a further $1.6 million in senior secured October 2012 Notes for an aggregate amount of $2 million. As of November 28, 2012, the October 2012 Notes became the senior secured notes with all previously issued notes subordinated. All of our October 2010, January 2011, October 2011 and February 2012 notes as of November 28, 2012 have been amended by the Company and holders of a majority in principal amount of each such series of notes to extend the maturity date to October 1, 2013. The October 2012 Notes also mature starting October 1, 2013.

We currently have no resources to repay such convertible notes and we will be required either to raise additional funds or seek conversion of these notes to avoid a default. If we default on our secured notes, the holders of the secured notes will be entitled to take all of our assets, in satisfaction of the obligation we have to them, thereby leaving no value for the holders of common stock.

We have a history of operating losses.

We are a company with a limited operating history. Since our inception, we have incurred significant operating losses. As of  September 30, 2012, our accumulated deficit was approximately $46 million. Our future capital requirements will depend on many factors, such as the risk factors described in this section, including our ability to maintain our existing cost structure and to execute our business and strategic plans as currently conceived. Even if we achieve profitability, we may be unable to maintain or increase profitability on a quarterly or annual basis.

If our PEER Reports do not gain widespread market acceptance, we will not sell adequate services to maintain our operations.

We have developed a methodology that aids psychiatrists and other physicians in selecting appropriate and effective medications for patients with certain behavioral or addictive disorders based on physiological traits of the patient’s brain and information contained in a proprietary database that has been developed over the last twenty years. We began selling reports, referred to as rEEG Reports, based on our methodology in 2000; these reports have since been rebranded as PEER Outcome Reports. To date, we have not received widespread market acceptance of the usefulness of our PEER Reports in helping psychiatrists and other physicians inform their treatment strategies for patients suffering from behavioral and/or addictive disorders and we currently rely on a limited number of employees to market and promote our PEER Reports. To grow our business, we will need to develop and introduce new sales and marketing programs and clinical education programs to promote the use of our PEER Reports by psychiatrists and other physicians and hire additional employees for this purpose. If we do not implement these new sales and marketing and education programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business, which could also negatively impact our stock price.

Our PEER Reports may not be as effective as we believe them to be, which could limit or prevent us from growing our revenues.

Our belief in the efficacy of our PEER Online technology is based on a limited number of studies. Such results may not be statistically significant and may not be indicative of the long-term future efficacy of the information we provide. Controlled scientific studies, including those that have already been announced and that are planned for the future, may yield results that are unfavorable or demonstrate that our services, including our PEER Reports, are not clinically useful. While we have not experienced such problems to date, if the initially indicated results cannot be successfully replicated or maintained over time, utilization of services based on our PEER Online technology, including the delivery of our PEER Reports, may not increase as we anticipate, which would harm our operating results and stock price. In addition, if we fail to upgrade our PEER Online database to account for new medications that are now available on the market, psychiatrists and other physicians may be less inclined to utilize our services if they believe that our reports only provide information about older treatment options, which would further harm our operating results and stock price.

The United States Food and Drug Administration (FDA) believes that rEEG and, potentially, our PEER Online service, constitute a medical device, which is subject to regulation by the FDA. As we continue to market our PEER Online service, there is risk that the FDA will commence an enforcement action against us. The FDA has informed us that our marketing of our rEEG services without prior approval or re-classification by the FDA constitutes a violation of the Federal Food, Drug and Cosmetic Act.

Since April of 2008, we have been engaged in discussions with the FDA regarding its position that our rEEG service and its successor, now called PEER Online, constitutes a medical device which is subject to regulation by the FDA. On April 10, 2008, we received correspondence from the FDA in which the FDA indicated it believed, based in part on the combination of certain marketing statements it read on our website, together with the delivery of our rEEG Reports, that we were selling a software product to aid in diagnosis, which constituted a “medical device” requiring pre-market approval or 510(k) clearance by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the “Act”). We responded to the FDA on April 24, 2008, indicating that we believed it had incorrectly understood our product offering and further clarified that our rEEG services are not diagnostic and thus, for this as well as other reasons, do not constitute a medical device. On December 14, 2008, the FDA again made contact with us and indicated that, based upon its review of our description of our intended use of the rEEG Reports on our website, it continued to maintain that our rEEG service met its definition of a medical device. In response to the FDA communications, we made a number of changes to our website and other marketing documents to reflect that rEEG is a service to aid in medication selection and is not an aid to diagnosis. On September 4, 2009, through our regulatory counsel, we responded to the December 14, 2008 FDA letter explaining our position in more detail.

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

On July 27, 2010, we received a letter (the “NSE Letter”) from the FDA stating that they determined that our rEEG service was not substantially equivalent to the predicate devices that had previously been granted 510(k) clearance and that among other options we could be required to file an approved premarket approval application (PMA) before it can be marketed legally, unless it is otherwise reclassified. The company has filed an appeal for reconsideration of this finding based on material product modifications and additional evidence. For example, the Company received in June 2011 a response to its outstanding Freedom of Information Act request for original copies of the predicate filings, which the Company believes confirm its position that the predicate devices were cleared for the same intended use as the rEEG service.

In December 2010 and again in September 2011, the Company met with Center officials to determine whether FDA had or would soon be developing a coherent regulatory pathway for clinical decision support services such as rEEG. In 2011, the Company introduced its Psychiatric Encephalography Evaluation Registry (“PEER”) a published, transparent repository of individual medication response reports which reference known electrophysiology variables.

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

In March 2012, the U.S. Food and Drug Administration (FDA) responded to our proposal for a clinical trial of an Investigational Device, PEER Interactive, designed to support physicians in identifying the best treatments for certain mental illnesses. In response to the comments provided by the FDA, we intend to revise the protocol and launch a clinical trial with Walter Reed National Military Medical Center (WRNMMC) and several other sites, partnering with military physicians treating 2,000 patients diagnosed with mental health conditions such as depression, post-traumatic stress disorder (PTSD), mild traumatic brain injury (mTBI) and several other disorders.

WRNMMC has indicated that it will lead the study, as the final protocol, as modified in accordance with the FDA guidance has been approved, by the cognizant military Institutional Review Board (IRB). Other military treatment facilities are also expected to participate.

CNS Response sought advice from the FDA with respect to its clinical trial protocol prior to its intended submission in the future of a marketing application under 510(k). The FDA commented on the submission indicating that as proposed, PEER Interactive would require pre-market approval, although it indicated clearly that under certain circumstances, the product could shift to the 510(k) pathway. The FDA provided additional comments and suggestions relating to the proposed trial, which the Company intends immediately to incorporate into its revised protocol. The protocol will then be submitted to the IRB at WRNMMC and the trial is anticipated to commence immediately following IRB approval. However, we have not entered into a definitive agreement with WRNMMC relating to the conduct of a trial. WRNMMC may decide not to proceed with a trial with us or, once it has started, may terminate the trial at any time. Furthermore, we cannot predict the results or the success of any trial, if and once completed, and can offer no assurances that the FDA will not continue to insist on pre-market approval or that data that will be included in our future submissions to the FDA do not raise any important new issues, which would, thereby, materially affect safety or effectiveness of our rEEG service.

We currently intend to continue marketing as a non-device cloud-based neurometric information service branded as PEER Outcome Reports, under our Class I registration, while we pursue the military IDE process during 2012. If we continue to market our PEER Outcomes and the FDA determines that we should be subject to further FDA regulation as a Class II medical device, it could seek enforcement action against us based upon its position that our PEER Outcome Reports constitute a medical device as a result of which, we could be forced to cease our marketing activities and pay fines and penalties which would have a material adverse impact on us.

The inability of Walter Reed to enroll sufficient subjects or the receipt of inconclusive results from our study with Walter Reed would have a material adverse effect on our ability to expand our operations.

We expect to commence a 2,000 patient trail at WRNMMC focused on patients with depression, PTSD, mTBI and related disorders. Although we have received approval from the IRB at WRNMMC, they have not yet commenced the study, pending receipt of a formal Commander’s letter. Should WRNMMC not commence the study, terminate the study, be unable to enroll patient into the study, or receive inconclusive results from the study, we will be limited in our ability to expand into many of the military scales targets that we are planning to approach. Our sales expectations and our attempts to identify widespread market acceptance would also be severely adversely affected.

If government and third-party payers fail to provide coverage and adequate payment rates for treatments that are guided by our PEER Reports, our revenue and prospects for profitability will be harmed.

Our future revenue growth will depend in part upon the availability of reimbursement from third-party payers for psychiatrists and other physicians who use our PEER Outcome Reports to guide the treatment of their patients. Such third-party payers include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payers are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which procedures they will pay for and the amounts that they will pay for new procedures. As a result, they may not cover or provide adequate payment for treatments that are guided by our PEER Reports, which will discourage psychiatrists and other physicians from utilizing the information services we provide. We may need to conduct studies in addition to those we have already announced to demonstrate the cost-effectiveness of treatments that are guided by our products and services to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Adequate third-party reimbursement might not be available to enable us to realize an appropriate return on investment in research and product development and the lack of such reimbursement could have a material adverse effect on our operations and could adversely affect our revenues and earnings.

Regulations are constantly changing and in the future, our business may be subject to additional regulations that will increase our compliance costs.

Federal, state and foreign laws and regulations relating to the sale of our PEER Outcome Reports are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, including injunctions that would prevent us from conducting our business, withdrawal of clearances or approvals and civil and criminal penalties. In the event that federal, state, and foreign laws and regulations change, we may need to incur additional costs to seek government approvals, in addition to the clearance we are currently seeking from the FDA (discussed above), in order to sell or market our PEER Online service. There is no guarantee that we will be able to obtain such approvals in a timely manner or at all, and as a result, our business would be significantly harmed.

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

If we do not maintain and expand our relationships in the psychiatric and physician community, our growth will be limited and our business could be harmed. If psychiatrists and other physicians do not recommend and endorse our products and services, we may be unable to increase our sales, and in such instances, our profitability would be harmed.

Our relationships with psychiatrists and other physicians are critical to the growth of our Neurometric Information Services business. We believe that these relationships are based on the quality and ease of use of our PEER Reports, our commitment to the behavioral health market, our marketing efforts and our presence at tradeshows. Any actual or perceived diminution in our reputation or the quality of our PEER Reports, or our failure or inability to maintain our commitment to the behavioral health market and our other marketing and product promotion efforts could damage our current relationships, or prevent us from forming new relationships, with psychiatrists and other physicians and cause our growth to be limited and our business to be harmed.

To sell our PEER Reports, psychiatric professionals must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from this community. Acceptance of our PEER Reports depends on educating psychiatrists and other physicians as to the benefits, clinical efficacy, ease of use, revenue opportunity and cost-effectiveness of our PEER Reports and on training the medical community to properly understand and utilize our PEER Reports. If we are not successful in obtaining the recommendations or endorsements of psychiatrists and other physicians for our PEER Reports, we may be unable to increase our sales and profitability.

Negative publicity or unfavorable media coverage could damage our reputation and harm our operations.

In the event that the marketplace perceives our PEER Reports as not offering the benefits which we believe they offer, we may receive significant negative publicity. This publicity may result in litigation and increased regulation and governmental review. If we were to receive such negative publicity or unfavorable media attention, whether warranted or unwarranted, our ability to market our PEER Reports would be adversely affected, pharmaceutical companies may be reluctant to pursue strategic initiatives with us relating to the development of new products and services based on our PEER Online technology, we may be required to change our products and services and become subject to increased regulatory burdens and we may be required to pay large judgments or fines and incur significant legal expenses. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

If we do not successfully generate additional products and services from our patented methodology and proprietary database, or if such products and services are developed but not successfully commercialized, then we could lose revenue opportunities.

Our primary business is the sale of PEER Reports to psychiatrists and other physicians based on our PEER Online methodology and proprietary database. In the future, we may utilize our patented methodology and proprietary database to produce pharmaceutical advancements and developments. For instance, we may use our patented methodology and proprietary database to identify new medications that are promising in the treatment of behavioral health disorders, identify new uses of medications which have been previously approved and identify new patient populations that are responsive to medications in clinical trials that have previously failed to show efficacy in FDA approved clinical trials. The development of new pharmaceutical applications that are based on our patented methodology and proprietary database will be costly, since we will be subject to additional regulations, including the need to conduct expensive and time-consuming clinical trials.

In addition, to successfully monetize our pharmaceutical opportunity, we will need to enter into strategic alliances with biotechnology or pharmaceutical companies that have the ability to bring to market a medication, an ability which we currently do not have. We maintain no pharmaceutical manufacturing, marketing or sales organization, nor do we plan to build one in the foreseeable future. Therefore, we are reliant upon approaching and successfully negotiating attractive terms with a partner who has these capabilities. No guarantee can be made that we can do this on attractive terms, or even at all. If we are unable to find strategic partners for our pharmaceutical opportunity, our revenues may not grow as quickly as we desire, which could lower our stock price.

Our industry is highly competitive and we may not be able to compete successfully, which could result in price reductions and decreased demand for our products.

The healthcare business, in general, and the behavioral health treatment business in particular, are highly competitive. In the event that we are unable to convince physicians, psychiatrists and patients of the efficacy of our products and services, individuals seeking treatment for behavioral health disorders may seek alternative treatment methods, which could negatively impact our sales and profitability.

In the event that we pursue our pharmaceutical opportunities, we or any development partners that we partner with will likely need to conduct clinical trials. If such clinical trials are delayed or unsuccessful, it could have an adverse effect on our business.

We have no experience conducting clinical trials of psychiatric medications and in the event we conduct clinical trials, we will rely on outside parties, including academic investigators, outside consultants and will contract with research organizations to conduct these trials on our behalf. We will rely on these parties to assist in the recruitment of sites for participation in clinical trials, to maintain positive relations with these sites, and to ensure that these sites conduct the trials in accordance with the protocol and our instructions. If these parties renege on their obligations to us, our clinical trials may be delayed or unsuccessful.

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

As we continue expanding our commercial operations, this expansion could place significant strain on our management, operational and financial resources. To manage future growth, we will need to continue to hire, train, and manage additional employees, particularly a specially-trained sales force to market our PEER Reports.

In addition, we have maintained a small financial and accounting staff and our reporting obligations as a public company, as well as our need to comply with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC will continue to place significant demands on our financial and accounting staff, on our financial, accounting and information systems and on our internal controls. As we grow, we will need to add additional accounting staff and continue to improve our financial, accounting and information systems and internal controls in order to fulfill our reporting responsibilities and to support expected growth in our business. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth or management may not be able to effectively hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our marketing and commercialization goals or to satisfy our reporting and other obligations as a public company.

We may not be able to adequately protect our intellectual property, which is the core of our business.

We consider the protection of our intellectual property to be important to our business prospects. We currently have five issued U.S. patents, as well as issued patents in Australia, Canada, Israel, Europe and Mexico and we have filed separate patent applications in the United States and multiple foreign jurisdictions.

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

With respect to the applications we have filed, there is no guarantee that the applications will result in issued patents, and further, any patents that do issue may be too narrow in scope to adequately protect our intellectual property and provide us with a competitive advantage. Competitors and others may design around aspects of our technology, or alternatively, may independently develop similar or more advanced technologies that fall outside the scope of our claimed subject matter, but that can be used in the treatment of behavioral health disorders.

In addition, even if we are issued additional patents covering our products, we cannot predict with any degree of certainty, whether or not we will be able to enforce our proprietary rights and whether our patents will provide us with adequate protection against competitors. We may be forced to engage in costly and time-consuming litigation or reexamination proceedings to protect our intellectual property rights and our opponents in such proceedings may have and be willing to expend, substantially greater resources than we are able to expend. In addition, the results of such proceedings may result in our patents being invalidated or reduced in scope. These developments could cause a decrease in our operating income and reduce our available cash flow, which could harm our business and cause our stock price to decline.

We also utilize processes and technology that constitute trade secrets, such as our PEER Online database and we must implement appropriate levels of security for those trade secrets to secure the protection of applicable laws, which we may not do effectively. In addition, the laws of many foreign countries do not protect proprietary rights as fully as the laws of the United States.

While we have not had any significant issues to date, the loss of any of our trade secrets or proprietary rights, which may be protected under the foregoing intellectual property safeguards may result in the loss of our competitive advantage over present and potential competitors.

Confidentiality agreements with employees, licensees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we rely in part on confidentiality provisions in our agreements with employees, licensees, treating physicians and psychiatrists and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Moreover, policing compliance with our confidentiality agreements and nondisclosure agreements and detecting unauthorized use of our technology is difficult and we may, therefore, be unable to determine whether piracy of our technology has actually occurred. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

We depend heavily on secure access to, and secure transfer of data via, the internet in the generation of our PEER Outcome Reports and other data exchange with our customers. We rely on services provided by third parties to store, transmit and process data in our central neurometric database. Security breaches could expose us to a risk of losing data and result in litigation and possible liability. Security measures taken by us or by such third party service providers may be breached as a result of third party action, including intentional misconduct by computer hackers, employee error, malfeasance, fraud or otherwise, during transfer or processing of data or at any time and result in someone obtaining unauthorized access to sensitive patient information, our intellectual property, other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our service, damage to our reputation, disruption to our business, could lead to legal liability and severely curtail future revenue.

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

Because our service is complex and we rely on third-party vendors to store the data in our central neurometric database, our data and processes may be corrupted at some future time resulting in erroneous, defective or ineffective reports, which could result in unanticipated downtime in our service for PEER Network providers, resulting in harm to our reputation and our business. Since many physicians rely on our service to assist in treating their patients, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and hurt the reputation of the physicians in our PEER Network. If that occurs, physicians could elect to terminate their relationship with us, or delay or withhold payment to us. We could lose future revenues or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation and a reduction in revenue.

Security breaches, damages or failures of the sort described above would adversely affect our ability to market our PEER Reports. In addition, pharmaceutical companies may be reluctant to pursue strategic initiatives with us relating to the development of new products and services based on our PEER Online technology, we may be required to change our products and services and become subject to increased regulatory burdens and we may be required to pay large judgments or fines and incur significant legal expenses.

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

Our future success depends on the ability, experience and performance of our senior management and our key professional personnel. Our success therefore depends to a significant extent on retaining the services of George Carpenter, our Chief Executive Officer, our senior product development and clinical managers and others. Because of their ability and experience, if we lose one or more of the members of our senior management or other key employees, our ability to successfully implement our business strategy could be seriously harmed. While we believe our relationships with our executives are good and do not anticipate any of them leaving in the near future, the loss of the services of any of our senior management could have a material adverse effect on our ability to manage our business. We do not carry key-man life insurance on any of our key employees.

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

In addition, the FDA regulates development, testing, labeling, manufacturing, marketing, promotion, distribution, record-keeping and reporting requirements for prescription drugs. Compliance with laws and regulations enforced by the FDA and other regulatory agencies may be required in relation to future products or services developed or used by us, in addition to the regulatory process and dialogue in which we are now engaged with the FDA (for more information, please see the risk factor entitled The United States Food and Drug Administration (FDA) believes that rEEG and, potentially, our PEER Online service, constitute a medical device, which is subject to regulation by the FDA. As we continue to market our PEER Online service, there is risk that the FDA will commence an enforcement action against us. The FDA has informed us that our marketing of our rEEG services without prior approval or re-classification by the FDA constitutes a violation of the Federal Food, Drug and Cosmetic Act). Failure to comply with applicable laws and regulations may result in various adverse consequences, including withdrawal of our products and services from the market, or the imposition of civil or criminal sanctions.

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

Many states, including California and Colorado, in which our principal executive offices are located, have laws that prohibit business corporations, such as us, from practicing medicine, exercising control over medical judgments or decisions of physicians, or engaging in certain arrangements, such as employment or fee-splitting, with physicians. Courts, regulatory authorities or other parties, including physicians, may assert that we are engaged in the unlawful corporate practice of medicine through our ownership of the Neuro-Therapy Clinic or by providing administrative and ancillary services in connection with our PEER Reports. These parties may also assert that selling our PEER Reports for a portion of the patient fees constitutes improper fee-splitting. If asserted, such claims could subject us to civil and criminal penalties and substantial legal costs, could result in our contracts being found legally invalid and unenforceable, in whole or in part, or could result in us being required to restructure our contractual arrangements, all with potentially adverse consequences to our business and our stockholders.

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

Risks Relating To An Investment In Our Common Stock

We currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.

Our shares of common stock are currently quoted on the OTCBB under the symbol “CNSO.OB”. There is currently no broadly followed, established trading market for our common stock and an established trading market for our shares of common stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. Also, as a result of this lack of trading activity, the quoted price for our common stock on the OTCBB is not necessarily a reliable indicator of its fair market value.

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

U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock because they may be considered penny stock and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving our shares of common stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our securities constitute “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares or our common stock, which could severely limit the market liquidity of such shares and impede the their sale in the secondary market.

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

Our officers, directors, principal stockholders (greater than 5% stockholders) and nominees to our board of directors collectively control approximately 53% of our issued and outstanding common stock and 80% on a fully diluted basis. As a result, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In addition, two significant stockholders exercise substantial control over the composition of the board of directors, by virtue of having the power to nominate all of the members of the board of directors. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Transactions engaged in by our largest stockholders, our directors or executives involving our common stock may have an adverse effect on the price of our stock.

Our officers, directors, principal stockholders (greater than 5% stockholders) and nominees to our board of directors collectively control approximately 53% of our issued and outstanding common stock and 80% on a fully diluted basis. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

ITEM 1B.          Unresolved Staff Comments

Not applicable.

ITEM 2.             Properties

The Company leases its headquarters and Neurometric Information Services space, located at 85 Enterprise, Suite 410, Aliso Viejo, CA 92656, under an operating lease which commenced on February 1, 2010 and terminates on January 31, 2013. The 2,023 square foot facility has an average cost for the lease term of $3,600 per month. On December 27, 2012, we agreed to enter into a 12 month extension to our lease for our current location at 85 Enterprise, Suite 410, Aliso Viejo, CA 92656. The lease period starts on February 1, 2013 and ends January 31, 2014. The monthly rent remains the same as our 2012 monthly rate at $4,147 with the 9th month of the lease, October 2013, being a rent-free month.

The Company leases space for its discontinued Clinical Services operations, located at 7800 East Orchard Road, Suite 340, Greenwood Village, Co 80111, under an operating lease. A 37 month extension to the original 2005 lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility has an average cost for the lease term of $5,100 per month.

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

On July 12, 2012, the Company was served a new complaint filed in Delaware Chancery Court on June 25, 2012 by Leonard Brandt, the Company’s founder, former CEO and Chairman of the Board, captioned Leonard Brandt v. CNS Response, Inc., case no. 7652-VCG.  Brandt hereby seeks indemnification for certain legal expenses and losses that he claims to have incurred defending himself in suits or cross-suits brought by the Company in 2009 while Brandt remained a member of the board of directors, pursuant to the Company’s Articles of Incorporation and By-Laws and the Delaware Corporate Code.  Brandt seeks indemnification and reimbursement in an amount in excess of $500,000, alleged damages in excess of $500,000, interest and legal fees. The Company believed that the complaint is without merit and Brandt has subsequently withdrawn his complaint.

ITEM 4.             Mine Safety Disclosures.

Not applicable.

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

	High	Low

Year Ended September 30, 2011
First Quarter	$19.50	$4.50
Second Quarter	$14.40	$3.60
Third Quarter	$18.00	$7.50
Fourth Quarter	$8.10	$3.00

Year Ended September 30, 2012
First Quarter	$7.50	$1.50
Second Quarter	$6.00	$2.10
Third Quarter	$8.00	$3.60
Fourth Quarter	$3.60	$0.51

Year Ended September 30, 2013
First Quarter	$1.01	$0.40

On January 14, 2013, the closing sales price of our common stock as reported on the OTC Bulletin Board was $0.75 per share.  As of January 14, 2013, there were 344 record holders of our common stock.  The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Recent Sales of Unregistered Securities

The information required to be disclosed pursuant to Item 701 of Regulation S-K is incorporated herein by reference to our Company’s current reports on Form 8-K.

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

ITEM 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes provided under Part II, Item 8 of this annual report on Form 10-K.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the fiscal years ended September 30, 2012 and 2011.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “goal,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this annual report on Form 10-K for a discussion of certain risks associated with our business.  We disclaim any obligation to update forward-looking statements for any reason.

Overview

We are a clinical decision support company with a commercial neurometric platform to predict drug response for treatment of brain disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder.  We expect to commence a reimbursed 2,000 patient trial at Walter Reed National Military Medical Center (“Walter Reed” or “WRNMMC”) focused on patients with depression, post-traumatic stress disorder (“PTSD”) and mild traumatic brain injury (“mTBI”) in order to support clinical decisions in the treatment of depression and related disorders.  We will be reimbursed by Walter Reed at our standard rate for each PEER Outcome report rendered in the study. PEER stands for Psychiatric EEG Evaluation Registry (“PEER”).

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

We believe that our technology offers an improvement over traditional methods for evaluating pharmacotherapy options in patients suffering from non-psychotic behavioral disorders, because our technology is designed to correlate the success of courses of medication with the neurophysiological characteristics of a particular patient. Our technology provides medical professionals with medication sensitivity data for a subject patient based upon the identification and correlation of treatment outcome information from other patients with similar neurophysiologic characteristics.  This treatment outcome information is contained in what we believe to be the largest outcomes database for mental health care pharmacotherapy there are now over 34,000 outcomes within the database from over 9,000 unique patients with psychiatric or addictive problems. We refer to this database as the PEER Online database (it was formerly known as the “CNS Database”). For each patient in the PEER Online database, we have compiled neurophysiology data from electroencephalographic (“EEG”) scans, symptoms and outcomes often across multiple treatments from multiple psychiatrists and other physicians. This patented technology, called PEER Online™ (based on a technology known as “Referenced-EEG®” or “rEEG®”), represents an innovative approach to describing effective medications for patients suffering from debilitating behavioral disorders.

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

Clinical Services- Discontinued Operation

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

NTC, having performed a significant number of PEER Reports, served as an important resource in our product development, the expansion of our PEER Online database, production system development and implementation, along with the integration of our PEER Online services into a medical practice. However, due to the Company’s inability to raise sufficient funding and due to NTC’s continued operating losses, it was decided to discontinue the operations of NTC effective September 30, 2012, as the Company chose to focus its limited cash resources on its Walter Reed clinical trial. Consequently, NTC is accounted for as a discontinued operation.

Working Capital

  We are unable to pay our obligations as they become due and we are in arrears on paying most of our creditors.  If we are not able to raise additional funds immediately and reach some accommodations with our creditors, we will likely be required to cease our operations.

Since our inception, we have generated significant net losses. As of September 30, 2012, we had an accumulated deficit of approximately $45.6 million, and as of September 30, 2011, our accumulated deficit was approximately $42.2 million. We incurred operating losses of $4.8 million and $5.3 million for the fiscal years ended September 2012 and 2011, respectively and incurred net losses of $3.4 million and $8.9 million for those respective periods. Partly offsetting these net losses were a gain of $7.0 million on derivative liabilities for the 2012 period as opposed to a $6.8 million gain on derivative liabilities for the 2011 period. Assuming we are able to continue our operations, we expect our net losses to continue for at least the next couple of years. We anticipate that a substantial portion of any capital resources and efforts would be focused on our clinical trial expected to be conducted at Walter Reed National Military Medical Center (“Walter Reed”), followed by the scale-up of our commercial organization, further research, product development and other general corporate purposes, including the payment of legal fees incurred as a result of our litigation. We anticipate that future research and development projects would be funded by grants or third-party sponsorship, along with funding by the Company.

As of September 30, 2012, our current liabilities of approximately $13.2 million exceeded our current assets of approximately $0.1 million by approximately $13.1 million and, assuming we are able to continue our operations, our net losses will continue for the foreseeable future.  As part of the $13.2 million of current liabilities we have approximately $7.5 million of secured convertible debt which is discounted to $7.1 million, $398,100 of new senior convertible debt which is discounted to $27,900, with an additional $90,000 of unsecured debt which is discounted to $52,500. In April 2012 and May 2012, we have borrowed in aggregate $200,000 in short-term, interest free loans from a director to pay for offering costs associated with our fund raising activities. Effective, November 30, 2012 we closed on a $2 million round of convertible bridge note financing, which includes the abovementioned $398,100 of new senior convertible debt plus the conversion of $200,000 in short-term loans from a director. We will need additional funding to complete our clinical trial at Walter Reed, plus substantial additional funding before we can significantly increase the demand for our PEER Online services.  In addition, we will have to repay the current outstanding notes plus interest starting October 1, 2013.

We are actively exploring additional sources of capital; however, we cannot offer assurances that additional funding will be available on acceptable terms, or at all, especially given the economic and market conditions that currently prevail and the Company’s failure to consummate the public offering of securities it had pursued during fiscal 2012. Even if we were to raise additional funds, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial additional portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting the funds available for our business activities. If adequate funds are not available, it will likely force us to cease operations or would otherwise have a material adverse effect on our business, financial condition and/or results of operations.

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

From August 17, 2012 through September 30, 2012, we raised an additional $400,000 through the sale of unperfected senior convertible promissory notes.

Refer to Note 4. Convertible Debt and Equity Financings to the Consolidated Financial Statements for details of the abovementioned transactions.

Financial Operations Overview

Revenues

Our Neurometric Information Services revenues are derived from the sale of PEER Reports to physicians. Physicians are generally billed upon delivery of a PEER Report. The list price of our PEER Reports to physicians is $400. Follow-up reports and more complex work-ups can range from $200 to $800.

Clinical Services revenue, which is now accounted for as a discontinued operation, was generated as a result of providing services to patients on an outpatient basis. Patient service revenue was recorded at our established billing rates less contractual adjustments. Generally, collection in full was not expected on our established billing rates. Contractual adjustments were recorded to state our patient service revenue at the amount we expected to collect for the services provided based on amounts due from third-party payers at contractually determined rates.

  Cost of Revenues

Cost of revenues are for Neurometric Information Services and represent the cost of direct labor, the costs associated with external processing, analysis and consulting review necessary to render an individualized test result and any miscellaneous support expenses. Costs associated with performing our tests are expensed as the tests are performed. We continually evaluate the feasibility of hiring our own personnel to perform most of the processing and analysis necessary to render a PEER Outcome Report.

Cost of revenues for Clinical Services, is now accounted for as a discontinued operation.

  Research and Development

Research and development expenses are associated with our Neurometric Information Services and primarily represent costs incurred to design and conduct clinical studies, to recruit patients into the studies, to improve PEER Outcome processing, to add data to the CNS Database, to improve analytical techniques and advance application of the methodology. We charge all research and development expenses to operations as they are incurred.

  Sales and Marketing

For our Neurometric Information Services, our selling and marketing expenses consist primarily of personnel, media, support and travel costs to inform user organizations and consumers of our products and services. Additional marketing expenses are the costs of educating physicians, laboratory personnel, other healthcare professionals regarding our products and services.

  General and Administrative

Our general and administrative expenses consist primarily of personnel, occupancy, legal, consulting and administrative and support costs for our Neurometric Information Services.

  Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this prospectus. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

 Discontinued Operation

Due to our cessation of our Clinical Services operation as described in Note 3 to our consolidated financial statements, we have segregated the revenues and expenses associated with the Clinical Services and accounted for them as discontinued operations.

  Revenue Recognition

We have generated limited revenues since our inception. Revenues for our Neurometric Service product are recognized when a PEER Report is delivered to a Client-Physician. For our Clinical Services, revenues were recognized when the services were performed.

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

Results of Operations for the Years Ended September 30, 2012 and 2011

As earlier described, we operated in two business segments until September 30, 2012: Neurometric Information Services and Clinical Services. Our Neurometric Information Services business focuses on the delivery of reports (“PEER Reports”) that enable psychiatrists and other physician/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology. Our Clinical Services business operated by NTC provided full service psychiatric services which is now accounted for as a discontinued operation.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Year ended September 30,
	2012	2011

Revenues	100%	100%
Cost of revenues	115	132
Gross profit	(15)	(32)
Research	230	433
Product development	513	397
Sales and marketing	867	1,017
General and administrative expenses	2,555	2,871
Operating loss	(4,180)	(4,750)
Other income (expense), net	1,645	(2,725)
Net income (expense) before Discontinued Operations	(2,535)	(7,475)
Loss from Discontinued Operations	(427)	(483)
Net income (loss)	(2,962)%	(7,958)%

Revenues

	Year ended September 30,		Percent Change
	2012	2011
Neurometric Service Revenues	$115,000	$111,400	3%

With respect to our Neurometric Information Services business, the number of third party paid PEER Reports delivered increased from 279 for the year ended September 30, 2011, to 294 for the year ended September 30, 2012. The average revenue per report stayed constant at $396 per test. Additionally, our discontinued Clinical Services operation ordered a further 73 PEER Reports during the year ended September 30, 2012. The total numbers of free PEER Reports processed were 115 and 130 for the years ended September 30, 2011 and 2012 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Year ended September 30,		Percent Change
	2012	2011
Cost of Neurometric Information Services revenues	$132,000	$147,100	(10)%

Cost of Neurometric Information Services revenues consisting of payroll costs, consulting costs, and other miscellaneous charges were as follows:

		Year ended September 30,
	Key Expense Categories	2012	2011	Change
(1)	Salaries and benefit costs	$92,100	$112,700	$(20,600)
(2)	Consulting fees	37,700	30,100	7,600
(3)	Other miscellaneous costs	2,200	4,300	(2,100)
	Total Costs of Revenues	$132,000	$147,100	$(15,100)

Consulting costs associated with the processing of PEER Reports are $75 per PEER Report. We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Overall reduction in Cost of Revenues was primarily due to a reduction in salaries and other miscellaneous costs as compared to the corresponding period in 2011.

(1)	Salaries and benefits for 2012 period decreased versus the 2011 period, as certain members of staff were furloughed during the last two months of the year due to limited cash resources;
(2)	Consulting fees had minimal change from the prior year and were in line with the increase in PEER Report volume;
(3)	Other miscellaneous costs were reduced from the prior year, due to the furlough of staff.

Research

	Year ended September 30,		Percent Change
	2012	2011
Neurometric Information Services Research	$264,500	$482,800	(45)%

Research expenses consist of clinical studies expenses, doctor training costs, consulting fees, payroll costs (including stock-based compensation costs), travel and conference costs and other miscellaneous costs which were as follows:

		Year ended September 30,
	Key Expense Categories	2012	2011	Change
(1)	Salaries and benefit costs	$231,600	$427,000	$(195,400)
(2)	Consulting fees	12,100	16,000	(3,900)
(3)	Other miscellaneous costs	20,800	39,800	(19,000)
	Total Research	$264,500	$482,800	$(218,300)

Comparing the twelve months ended September 30, 2012 with the corresponding period in 2011:

(1)	Salaries and benefit costs decreased primarily due to the reduction of research staff that occurred in the 2011 period and the concomitant accrual of their severance pay. Additionally, as stock option grants became fully vested, they ceased to be expensed resulting in reduced stock option costs;
(2)	Consulting costs changed only nominally;
(3)	Other miscellaneous costs were reduced as travel related expenses were curtailed in the 2012 period–additionally, in the 2011 period we had non-recurring publication expenses.

Product Development

	Year ended September 30,		Percent Change
	2012	2011
Neurometric Information Services Product Development	$589,200	$442,000	33%

Product Development expenses consist of payroll costs (including stock-based compensation costs), consulting fees, programming fees on the production system, database costs and miscellaneous costs which were as follows:

		Year ended September 30,
	Key Expense Categories	2012	2011	Change
(1)	Salaries and benefit costs	$246,000	$261,100	$(15,100)
(2)	Consulting fees	158,700	26,400	132,300
(3)	System development costs	165,700	118,700	47,000
(4)	Other miscellaneous costs	18,800	35,800	(17,000)
	Total Product Development	$589,200	$442,000	$147,200

Comparing the twelve months ended September 30, 2012 with the corresponding period in 2011:

(1)	Salaries and benefits decreased in the 2012 period due to a reclassification of vacation pay as the product development cost center was separated from the research cost center. This decrease was partially offset by an increase in health benefit costs;
(2)	Consulting fees increased in the 2012 period as we utilized the services of a consultant specializing in FDA filings and in designing study protocols and a second consultant to work on documenting and testing aspects of the PEER Online system upgrades under development;
(3)	System development and maintenance costs increased in the 2012 period due to expenditure on programming a major system upgrade to enable the use of the newer Neuroguide platform, which provides superior capabilities to the PEER Online system, on programming to upgrade the Physician Portal to provide greater web-enabled capabilities and on programming for general system enhancements.
(4)	Other miscellaneous costs decreased in the 2012 period as travel related costs were curtailed and there was a reduction in the expenditure on test outcomes to enhance the database.

Sales and marketing

	Year ended September 30,		Percent Change
	2012	2011
Sales and Marketing
Neurometric Information Services	$997,100	$1,132,800	(12)%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.

		Year ended September 30,
	Key Expense Categories	2012	2011	Change
(1)	Salaries and benefit costs	$702,100	$706,000	$(3,900)
(2)	Consulting fees	134,900	193,700	(58,800)
(3)	Advertising and marketing costs	93,100	95,300	(2,200)
(4)	Conferences and travel costs	50,000	115,700	(65,700)
(5)	Other miscellaneous costs	17,000	22,100	(5,100)
	Total Sales and marketing	$997,100	$1,132,800	$(135,700)

Comparing the twelve months ended September 30, 2012, with the same period in 2011:

(1)	Salaries and benefits increased marginally as the 2012 period included the full year’s expense for our VP of Customer Relations while the 2011 period had only eight months, as he was hired in February 2011; this increase was offset by staff being furloughed in the fourth fiscal quarter of 2012 and a reduction in stock-compensation expensing as options became fully vested;
(2)	Consulting fees decreased primarily due to a shift away from consultants with greater reliance being placed on an advertising agency;
(3)	Advertising and marketing expenses were substantially unchanged for the two periods;
(4)	Conference and travel related expenditures were curtailed in the 2012 period compared to the 2011 period, during which we had increased travel associated with the Walter Reed project;
(5)	Miscellaneous expenditures in the 2012 period decreased from the prior period as expenses were kept to a minimum to conserve cash resources.

General and administrative

	Year ended September 30,		Percent Change
	2012	2011
General and administrative
Neurometric Information Services	$2,938,100	$3,197,900	(8)%

General and administrative expenses for our Neurometric Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs and miscellaneous costs.

		Year ended September 30,
	Key Expense Categories	2012	2011	Change
(1)	Salaries and benefit costs	$1,610,000	$1,736,400	$(126,400)
(2)	Legal fees	512,100	487,500	24,600
(3)	Other professional and consulting fees	307,100	394,400	(87,300)
(4)	Patent costs	126,200	157,300	(31,100)
(5)	Marketing and investor relations costs	20,100	23,300	(3,200)
(6)	Conference and travel costs	76,300	109,600	(33,300)
(7)	Dues & subscriptions fees	58,100	63,000	(4,900)
(8)	General admin and occupancy costs	228,200	226,400	1,800
	Total General and administrative costs	$2,938,100	$3,197,900	$(259,800)

With respect to our Neurometric Information Services business, in the twelve months ended September 30, 2012, compared to the same period in 2011 we had the following changes:

(1)	Salaries and benefit expenses decreased in the 2012 period due to a decrease in stock-based compensation as certain stock-option grants became fully vested, partially offset by an increase in salary and benefit cost with the addition of our accountant as of March 2011;
(2)	Legal fees showed a net increase in the 2012 period; this was partly due to the mix of legal services used. Brandt litigation costs increased by $182,000, which was offset by a reduction in general and SEC counsel expenditures, as certain of these expenses were capitalized and subsequently expensed as offering costs associated with our proposed registered offering. Furthermore, we also engaged a firm to assist us with our lobbying efforts with congressional leadership, which costs were largely offset by reduced FDA counsel expenses;
(3)	Professional and consulting fees decreased due to the mix of consulting services used in the respective periods. In the 2011 period we utilized public relations services and a consultant who advised us on health insurance payers. Neither of these engagements was continued in the 2012 period;
(4)	Patent costs decreased largely due to the timing of patent application and maintenance costs in the two respective periods;
(5)	Corporate marketing and investor relations remained substantially the same for the two periods;
(6)	Conference and travel costs decreased from 2011, due to a reduction in travel related expenditures;
(7)	Dues and subscriptions decreased marginally in the 2012 period.
(8)	General administrative and occupancy costs were substantially the same for the two respective periods.

Other income (expense)

	Year ended September 30,		Percent Change
	2012	2011
Neurometric Information Services (expense), net	$1,891,500	$(3,035,900)	162%

For the twelve months ended September 30, 2012 and 2011 net other non-operating income for Neurometric Information Services was as follows:

•	For the year ended September 30, 2012, we incurred non-cash interest charges totaling $4,123,200 of which $664,400 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $3,449,600 of warrant discount amortization and derivative liability charges for warrant and note conversions; only $9,200 was for actual net interest paid in cash for the year.

For the year ended September 30, 2011, we incurred non-cash interest charges totaling $7,567,000 of which $383,800 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $7,180,000 of warrant discount amortization and derivative liability charges for warrant and note conversions; only $3,200 was for actual net interest paid in cash for the year.

•	For the year ended September 30, 2012, we incurred finance fees totaling $151,500 in association with our private placement of convertible notes. Of these finance fees $94,700 were paid in cash and $56,800 was the fair value of warrants that were issued to the placement agent.

For the year ended September 30, 2011, we incurred finance fees totaling $348,500 in association with our private placement of convertible notes. Of these finance fees $165,00 were paid in cash and $183,500 was the fair value of warrants that were issued to the placement agent.

•	For the year ended September 30, 2012, offering costs of $784,100 were expensed as they related to our United States fund raising efforts. For the period ended September 30, 2011, offering costs of $437,800 were expensed as they related to our Canadian and United States fund raising efforts.

•	Under ASC 815, all derivative instruments are required to be measured subsequently at fair value and the change in fair value of non-hedging derivative instrument are to be recognized in current earnings. Revaluation of our derivative liabilities for the promissory note conversion feature and associated warrants for the period ended September 30, 2012 resulted in a non-cash gain of $6,950,300. For the same period in 2011 we had a non-cash gain of $6,826,700 on the valuation of these derivative liabilities. The Company experiences substantial changes in the valuation of derivative liabilities from quarter to quarter as a result of the volatility in its stock price.

•	For the year ended September 30, 2011, the amendment of our October 2010 and January 2011 series of promissory notes extending their maturity date to October 1, 2012, was accounted for as a debt extinguishment transaction, whereby the difference in the carrying value of the original notes and the carrying value of the amended notes was treated as a period cost and booked to the income statement as loss on extinguishment of debt, which for the year ended September 30, 2011 was a non-cash charge of $1,968,000. There was no debt extinguishment charge for the year ended September 30, 2012.

Net Loss from Continuing Operations

	Year ended September 30,		Percent Change
	2012	2011
Neurometric Information Services (expense), net	$(2,916,300)	$(8,328,400)	65%

The net loss for our Neurometric Information Services business of approximately $2.9 million for the twelve months ended September 30, 2012 compared to the $8.3 million loss in the same period in the prior year is primarily due to the non-cash charges in our Other Income (Expense) expense category described above.

The Company’s operating loss of $4.8 million for the twelve months ended September 30, 2012, is a reduction of $0.5 million from the $5.3 million loss for the same period in the prior year. This reduction is due to a general reduction in operating expenses that occurred in the course of the year, much of it brought on by very limited cash resources following our failed efforts to raise funds through a registered offering.

Loss from Discontinued operations:

	Year ended September 30,		Percent Change
Loss from Discontinued operations	2012	2011
Clinical Services (expense)	(490,500)	(538,200)	(9)%

For our Clinical Services the net loss for the year ended September 30, 2012 of $490,500 is a decrease of $47,700 over the same period in the prior year. Revenues for fiscal 2012 and 2011 were substantially similar at $632,500 and $634,500, respectively. Expenses for the 2012 period of $1,123,000 were $88,400 less than in the 2011 period. The expense reductions were partially due to reductions in marketing and consulting expenses, although some of these were picked-up by Neurometric Information Services when a test marketing campaign was conducted during the year.

The decision to discontinue the Clinical Services operations was due to NTC’s persistent losses and its inability to function as a standalone entity within the foreseeable future. As the Company was unsuccessful in raising funds in its registered public offering, there were insufficient cash resources to continue to support NTC.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of September 30, 2012, we had an accumulated deficit of approximately $45.6 million, and for the prior year our accumulated deficit was approximately $42.2 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that with our Walter Reed clinical trial, sales and marketing and general and administrative cost, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of September 30, 2012, we had approximately $7,700 in cash and cash equivalents and a working capital deficit of approximately $13.1 million compared to approximately $73,600 in cash and cash equivalents and a working capital deficit of approximately $11.5 million at September 30, 2011.  The working capital deficit as of September 30, 2012 includes the $8.0 million of convertible promissory notes outstanding of which $7.5 million are secured, $90,000 are unsecured and $0.4 million are new senior secured notes.

Operating Capital and Capital Expenditure Requirements

Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern. We are unable to pay our obligations as they become due and are in arrears on paying most of our creditors. We are insolvent and need additional funds immediately to continue our operations. If we are not able to raise additional funds immediately and reach some accommodations with our creditors, we will likely have to cease operations. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations.

We need additional funds immediately to complete our Walter Reed clinical trial and to continue our operations and will need substantial additional funds before we can increase demand for our PEER Online services.  As of November 30, 2012 we closed on a $2 million round of bridge financing and we are continuing to explore additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.  However, effective November 28, 2012, we have the consent of the holders of the majority of the aggregate principal amount outstanding of the October 2010, January 2011, October 2011 and February 2012 Notes to extend the maturity date of those notes to October 1, 2013 and the authorization to raise an addition $1 million in debt financings.

We expect to continue to incur operating losses in the future and to make capital expenditures to expand our research and development programs (including upgrading our PEER Online Database) and to scale up our commercial operations and marketing efforts. We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, including the repayment of debt incurred as a result of our litigation with Brandt. Although since September 30, 2012 we have raised gross proceeds of $1.6 million through the sale of senior secured convertible promissory notes, we anticipate that our cash on hand and cash generated through our operations will not be sufficient to fund our operations for the next 12 months.  In addition we will have to repay all the outstanding notes plus interest starting on October 1, 2013, unless we can raise additional funds and restructure the convertible debt. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could cause us to have to cease operations.

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

•	the amount and timing of costs we incur in connection with our Walter Reed clinical trial and product development activities, including enhancements to our PEER Online Database and costs we incur to further validate the efficacy of our referenced EEG technology;

•	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our selling and marketing efforts;

•	whether we incur additional consulting and legal fees in our efforts to conducting a Non-Significant Risk study under an FDA requirements which will enable us to obtain a 510(k) clearance from the FDA;

•	if we expand our business by acquiring or investing in complimentary businesses.

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

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings.  Through September 30, 2012, we had received proceeds of approximately $13.7 million from the sale of stock, $15.7 million from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the Company.

From June 3, 2010 through to November 12, 2010, we raised $3.0 million through the sale of secured convertible notes (October 2010 Notes) and warrants. From January 20, 2011 through to April 25, 2011, we raised $2.5 million through the sale of subordinated secured convertible notes (January 2011 Notes) and warrants. From October 11, 2011 through January 31, 2012, we raised $2.0 million through the sales of additional subordinated secured convertible notes (October 2011 Notes). On February 29, 2012 we raised a further $90,000 in an unsecured convertible note. From August 17, 2012 through September 30, 2012 we raised $0.4 million in senior secured notes (August 2012 Notes). Of such amounts, an aggregate of $4.0 million was purchased by members of our Board of Directors or their affiliate companies. See Note 4 and Note 7 of the Notes to the Consolidated Financial Statements.

Cash Flows

  Net cash used in operating activities was $2.3 million for the year ended September 30, 2012 compared to $3.6 million for the same period in 2011.  The decrease in cash used in operations of $1.3 million was primarily due to our increasing our accounts payable and accrued compensation balances as a result of deferment of payments to our creditors and due to management deferring their salaries along with cost cutting/containment across the board.

Net cash used in investing activities increased to $25,500 for the year ended September 30, 2012 as compared to $21,600 for the same period ended September 30, 2011.  Our 2012 investing activities were primarily related to the acquisition of intellectual property. In the 2011 period we acquired EEG equipment to be loaned out to customers.

Net cash proceeds from financing activities for the twelve months ended September 30, 2012 were primarily $2.6 million, raised through our sale of $1.9 million, net of offering costs, of subordinated secured convertible notes and warrants (the October 2011 Bridge Notes), a $90,000 unsecured convertible note, $400,000 in senior convertible promissory notes and $200,000 in non-interest bearing demand notes loaned by a director. For the twelve months ended September 30, 2011 net cash proceeds from financing activities were approximately $4.2 million from the sale, net of offering costs, of our secured October 2010 Notes and January 2011 Notes.

Contractual Obligations and Commercial Commitments

As of September 30, 2012, our combined lease obligations are $66,300; our remaining lease obligation on our Aliso Viejo office, which expires on January 30, 2013, is $16,600 with an average monthly rental of $3,600 over the entire lease period.

Our remaining lease obligation on our Greenwood Village, CO, which was occupied by our now discontinued clinical services operation, which expires on April 30, 2013, is $38,700 in total with an average monthly rental of $5,100 over the entire lease period.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3-5 years	More than 5 years

Capital Lease Obligations	$11,000	$6,100	$4,900	-	-
Operating Lease Obligations, current operation’s	16,600	16,600	-	-	-
Operating Lease Obligations, discontinued operation’s	38,700	38,700	-	-	-
Total	$66,300	$61,400	$4,900	-	-

On December 27, 2012, we agreed to enter into a 12 month extension to our lease for our current location at 85 Enterprise, Suite 410, Aliso Viejo, CA 92656. The lease period starts on February 1, 2013 and ends January 31, 2014. The monthly rent remains the same as our 2012 monthly rate at $4,147 with the 9th month of the lease, October 2013, being a rent-free month.

Derivative Liability

Current liabilities at September 30, 2012 include $520,700 million of derivative liability, which represents the fair value liability associated with the warrants issued in conjunction with the October 2010, January 2011, October 2011 and the February 2012 convertible notes. The fair value liability of the note conversion derivative was $0, as the price of our stock was less than the conversion price of the notes.

The carrying value of this derivative liability will be reassessed each quarter and any change in the carrying value will be booked to the other expense line item in the income statement. For the year ended September 30, 2012 we booked a gain of $7.0 million in the carrying value of these warrant and note conversion derivatives, compared to a gain of $6.8 million for the same period ended September 30, 2011.

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented.  As of September 30, 2012, we had net operating loss carryforwards for federal income tax purposes of $29.1 million. If not utilized, the federal net operating loss carryforwards will begin expiring in 2030. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change”. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 7A.           Quantitative and Qualitative Disclosures about Market Risk .

Not applicable.

ITEM 8.            Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CNS Response, Inc.

85 Enterprise, Suite 410

Aliso Viejo, CA 92656

We have audited the accompanying consolidated balance sheets of CNS Response, Inc. (the “Company”) and its subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and net capital deficiency, raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cacciamatta Accountancy Corporation

Irvine, California

January 15, 2013

CNS RESPONSE, INC.

CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2012 and 2011

	As at September 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$7,700	$73,600
Accounts receivable (net of allowance for doubtful accounts of $14,300 and $12,200 as of September 30, 2012 and 2011 respectively)	12,400	19,200
Prepaids and other	43,700	71,700
Other offering costs	-	103,000
Assets of discontinued operation	17,900	61,200
Total current assets	81,700	328,700
Furniture & equipment, net	20,000	32,700
Other assets	23,600	8,600
TOTAL ASSETS	$125,300	$370,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable (including $260,000 and $151,500 to related parties as of September 30, 2012 and 2011 respectively)	$3,086,700	$1,740,600
Accrued liabilities	20,600	73,600
Accrued compensation (including $499,100 and $227,800 to related parties as of September 30, 2012 and 2011 respectively)	732,700	312,300
Accrued consulting fees (including $81,000 and $45,000 to related parties as of September 30, 2012 and 2011 respectively)	104,000	65,000
Accrued interest	1,048,800	384,500
Promissory Note	200,000	-
Derivative liability	520,700	4,801,200
Secured convertible promissory notes-related party (net of discounts of $0.00 and $155,700 as of September 30, 2012 and 2011 respectively)	3,023,900	2,868,200
Subordinated convertible promissory notes-related party (net of discounts $416,700 and $1,105,200 as of September 30, 2012 and 2011 respectively)	4,083,300	1,394,800
Unsecured convertible promissory note (net of discounts $37,500 and $0.00 as of September 30, 2012 and 2011 respectively)	52,500	-
Unperfected senior convertible promissory notes (net of discounts $370,200 and $0.00 as of September 30, 2012 and 2011 respectively)	27,900	-
Current portion of long-term debt	5,200	6,100
Liabilities of discontinued operation (including $89,000 and $14,500 to related parties as of September 30, 2012 and 2011 respectively)	288,700	135,000
Total current liabilities	13,195,000	11,781,300

LONG-TERM LIABILITIES
Capital lease	5,000	10,200
Total long-term liabilities	5,000	10,200
TOTAL LIABILITIES	13,200,000	11,791,500
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; authorized 100,000,000 shares; 1,914,175 and 1,871,352 shares issued and outstanding as of September 30, 2012 and 2011	1,900	1,900
Additional paid-in capital	32,566,700	30,813,100
Accumulated deficit	(45,643,300)	(42,236,500)
Total stockholders' equity	(13,074,700)	(11,421,500)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$125,300	$370,000

See accompanying Notes to Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED

SEPTEMBER 30, 2012 AND 2011

	2012	2011
REVENUES
Neurometric Information Services	$115,000	$111,400

OPERATING EXPENSES:
Cost of Neurometric Service revenues	132,000	147,100
Research	264,500	482,800
Product development	589,200	442,000
Sales and marketing	997,100	1,132,800
General and administrative	2,938,100	3,197,900

Total operating expenses	4,920,900	5,402,600

OPERATING LOSS	(4,805,900)	(5,291,200)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(4,123,200)	(7,567,000)
Loss on extinguishment of debt	-	(1,968,000)
Financing fees	(151,500)	(348,600)
Offering costs	(784,100)	(437,800)
Other non-operating income	-	458,800
Gain on derivative liabilities	6,950,300	6,826,700
Total other income (expense)	1,891,500	(3,035,900)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,914,400)	(8,327,100)
Provision for income taxes	1,900	1,300
LOSS BEFORE OTHER COMPREHENSIVE INCOME	(2,916,300)	(8,328,400)
Other Comprehensive Income (Loss)	-	-
LOSS FROM CONTINUING OPERATIONS	(2,916,300)	(8,328,400)
Loss from discontinued operations	(490,500)	(538,200)
NET LOSS	$(3,406,800)	$(8,866,600)
BASIC LOSS PER SHARE:
From continuing operations	$(1.55)	$(4.45)
From discontinued operations	(0.26)	(0.29)
Combined Net Loss	(1.81)	(4.74)

DILUTED LOSS PER SHARE:
From continuing operations	$(1.55)	$(4.45)
From discontinued operations	(0.26)	(0.29)
Combined Net Loss	(1.81)	(4.74)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,887,508	1,869,038
Diluted	1,887,508	1,869,038

See accompanying Notes to Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2010	1,867,690	$1,900	$29,163,700	$(33,369,900)	$(4,204,300)

Stock- based compensation	-	-	1,605,400	-	1,605,400
Stock issued for consulting services paid in-lieu of cash	3,123	-	44,000	-	44,000
Value of warrants surrendered for cashless exercise	-	-	(200)	-	(200)
Stock issued for cashless exercise	539	-	200	-	200
Net loss for the year ended September 30, 2011	-	-	-	(8,866,600)	(8,866,600)

Balance at September 30, 2011	1,871,352	1,900	30,813,100	(42,236,500)	(11,421,500)

Stock- based compensation			1,350,800		1,350,800
Value of exercised warrants surrendered
Stock issued for warrant exercise	2,823	-	900		900
Conversion of promissory note	40,000	-	1,900		1,900
Beneficial Conversion Discount			400,000		400,000
Net loss for the year ended September 30, 2012				(3,406,800)	(3,406,800)
Balance at September 30, 2012	1,914,175	1,900	32,566,700	(45,643,300)	(13,074,700)

See accompanying Notes to Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

SEPTEMBER 30, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,406,800)	$(8,866,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	490,500	538,200
Depreciation & amortization	18,800	11,900
Amortization of discount on bridge notes issued	3,544,200	4,197,800
Gain on derivative liability valuation	(6,950,300)	(6,826,700)
Stock based compensation	1,350,800	1,605,400
Extinguishment of debt	-	1,968,000
Issuance of warrants for financing services	56,800	183,500
Reversal of prior period accruals	-	(458,800)
Non-cash interest expense	664,300	3,366,800
Changes in operating assets and liabilities:
Accounts receivable	6,800	8,100
Prepaids and other	28,000	13,600
Accounts payable and accrued liabilities	1,386,300	640,400
Accrued compensation and others	469,000	49,500
Security deposit on new lease	4,600	3,200
Net cash used in operating activities	(2,337,000)	(3,565,700)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Furniture & Equipment	(4,300)	(21,600)
Acquisition of Brain Clinics	(21,200)	-
Net cash used in investing activities	(25,500)	(21,600)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debt with accrued interest	-	15,900
Repayment of debt	-	(26,200)
Repayment of a capital lease	(6,100)	(6,100)
Proceeds from the sale of common stock, net of offering costs	900	-
Net proceeds from promissory note	200,000	-
Net proceeds from secured convertible notes	-	1,840,000
Net proceeds from subordinated convertible notes	1,905,300	2,395,000
Net proceeds from unsecured convertible notes	90,000	-
Net proceeds from unperfected senior convertible promissory notes	400,000	-
Net cash provided by financing activities	2,590,100	4,218,600
DISCONTINUED OPERATIONS
Net cash used in operating activities	(293,500)	(613,100)
Net cash used in discontinued operations	(293,500)	(613,100)
NET INCREASE (DECREASE) IN CASH	(65,900)	18,200
CASH- BEGINNING OF YEAR	73,600	55,400
CASH- END OF YEAR	$7,700	$73,600
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,300	$3,200
Income taxes	$1,900	$1,300
Fair value of equipment acquired through lease	$-	$16,300
Non-cash financing activities:
Shares issued for accounts payable	$-	$44,000
Shares issued for converting bridge note	1,900
Offering costs	$-	$103,000

See accompanying Notes to Consolidated Financial Statements

CNS RESPONSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012

1.	NATURE OF OPERATIONS

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

In addition, the Company had acquired the Neuro-Therapy Clinic, Inc. (“NTC”) on January 15, 2008, which provided behavioral health care services.  NTC was a center for advanced testing and treatment of neuropsychiatric problems, including learning, attentional and behavioral challenges, mild head injuries, as well as depression, anxiety, bipolar and all other common psychiatric disorders. However, due to the Company’s inability to raise sufficient funding and due to NTC’s continued operating losses, it was decided to discontinue the operations of NTC effective September 30, 2012, as the Company chose to focus its limited cash resources on the clinical trial at Walter Reed National Military Medical Center. NTC is accounted for as a discontinued operation as detailed in Footnote 3.

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

At the Effective Time, immediately and without further action by the Company’s stockholders, every 30 shares of the Company’s Common Stock issued and outstanding immediately prior to the Effective Time were automatically combined into one share of Common Stock. In the event the reverse split left a stockholder with a fraction of a share, the number of shares due to that stockholder was rounded up. Further, any options, warrants and rights outstanding as of the Effective Time that were subject to adjustment were adjusted in accordance with the terms thereof. These adjustments included, without limitation, changes to the number of shares of Common Stock that would be obtained upon exercise or conversion of such securities, and changes to the applicable exercise or purchase price.

Going Concern Uncertainty

The accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the company as a going concern. The Company has a limited operating history and its operations are subject to certain problems, expenses, difficulties, delays, complications, risks and uncertainties frequently encountered in the operation of a new business. These risks include the ability to obtain adequate financing on a timely basis, the failure to develop or supply technology or services to meet the demands of the marketplace, the failure to attract and retain qualified personnel, competition within the industry, government regulation and the general strength of regional and national economies.

The Company’s continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern. The Company is unable to pay its obligations as they become due and it is in arrears on paying most of its creditors. It is insolvent and needs additional funds immediately to continue its operations.  If the Company is not able to raise additional funds immediately and reach some accommodations with its creditors, it will likely have to cease operations.

To date, the Company has financed its cash requirements primarily from debt and equity financings.  It will be necessary for the Company to raise additional funds immediately to continue its operations and to raise substantial additional funds before the Company can increase demand for its PEER Online services (formerly known as rEEG services). Until it can generate a sufficient amount of revenues to finance its cash requirements, which it may never do, the Company has to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Annual Report.  The Company continues to explore additional sources of capital but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The Company was unsuccessful in consummating the public offering of securities it had been pursuing in 2012. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of November 30, 2012 the Company closed on a $2 million round of bridge financing and has approval from the majority of note holders in each tranche to raise an additional $1 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All share and per share numbers presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split of the common stock on April 2, 2012 and a simultaneous reduction in authorized shares to 100,000,000.

Basis of Consolidation

The consolidated financial statements include the accounts of CNS Response, Inc., an inactive parent company, and its wholly owned subsidiaries CNS California and NTC.  All significant intercompany transactions have been eliminated in consolidation. NTC is accounted for as a discontinued operation (see footnote 3).

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed federally insured limit of $250,000.  At September 30, 2012 cash did not exceed the federally insured limit.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

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

Effective September 30, 2011 the Company, together with the majority of the note holders of each of the October and January notes (see Note 4) agreed to extend the maturity date of all the notes to October 1, 2012.  Both the convertible note and warrants contained ratchet provisions, which under ASC 815 required bifurcation of the conversion feature and warrants for derivative liability treatment. The October notes originally had maturity dates ranging from October 1, 2011 through November 11, 2011 and the January notes originally had maturity dates starting from January 20, 2012 to April 25, 2012. The notes were also amended to include a mandatory conversion provision under which all these notes would automatically be converted upon the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million. (The notes were again amended on June 12, 2012 by the 2012 Conversion Agreements, thereby lowering the gross proceeds required for automatic conversion of all but two notes to $3 million and providing for one additional consideration warrant for every two shares automatically converted). Furthermore, the January notes were amended to being secured by all the assets of the Company, however subordinated to the October notes. The interest rate on all these notes remained unchanged at 9% per annum. Using the Black Scholes model, we valued the January and October notes with their extended maturity dates as of September 30, 2011 and compared that value with the value of these notes on the prior day with their original maturity dates.  The difference of the two valuation calculations of $1,968,000 was booked to Other Expenses as a loss on extinguishment of debt charge. As of September 30, 2011 the derivative liability was $4,801,200, which was comprised of the warrant liability of $2,193,900 and the debt conversion option liability of $2,607,300. As of September 30, 2012 the derivative liability was $520,700, which was comprised of the warrant liability of $520,700. The debt conversion liability was valued at $0 as the stock price was significantly less than the conversion price.

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

The Company’s warrant liability is carried at fair value totaling $520,700 and $2,193,900, as of September 30, 2012 and 2011, respectively.  The Company’s conversion option liability is carried at fair value totaling $0.00 and $2,607,300 as of September 30, 2012 and 2011, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant liability and conversion option liability as their fair values were determined by using the Black-Scholes option pricing model using the following assumptions:

September 30, 2012
Annual dividend yield	-
Expected life (years)	0.25-3.5
Risk-free interest rate	0.06%-0.31%
Expected volatility	13%-117%

	Carrying Value	Fair Value Measurements at
	As of	September 30, 2012
	September 30,	Using Fair Value Hierarchy
	2012	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$520,700	$-	$520,700	$-
Senior convertible promissory notes	3,023,900	-	3,023,900	-
Subordinated convertible promissory notes	4,083,300	-	4,500,000	-
Unsecured convertible promissory notes	52,500	-	90,000	-
Unperfected senior convertible promissory notes	27,900	-	398,100	-
Conversion option liability	-	-	-	-
Total	$7,708,300	$-	$8,532,700	$-

For the year ending September 30, 2012 the Company recognized a gain of $6,950,300 on the change in fair value of derivative liabilities.  For the year ending September 30, 2011 the Company recognized a gain of $6,826,700 on the change in fair value of derivative liabilities.  As at September 30, 2012 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection.

Fixed Assets

 Fixed assets, which are recorded at cost, consist of office furniture and equipment and are depreciated over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be from 3 to 5 years.  Depreciation for the years ended September 30, 2012 and 2011 was $18,800 and $11,900 respectively.  Accumulated depreciation at September 30, 2012 and 2011 was $50,700 and $33,700 respectively.

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

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ) (“ASC 350-30”), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the years ended September 30, 2012 and 2011.

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

Income Taxes

The Company accounts for income taxes to conform to the requirements of ASC 740-20 (formerly SFAS No. 109, Accounting for Income Taxes ) (“ASC 740-20”). Under the provisions of ASC 740-20, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have already been recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Comprehensive Income (Loss)

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income ) (“ASC 220-10”), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the years ended September 30, 2012 and 2011.

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

Segment Information

The Company uses the management approach for determining which, if any, of its products and services, locations, customers or management structures constitute a reportable business segment. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of any reportable segments. Management uses two measurements of profitability and does disaggregate its business for internal reporting and therefore operates two business segments which are comprised of a reference laboratory and a clinic.  The Neurometric Information Service (formerly called Laboratory Information Services) provides reports (“PEER Reports”) which enable psychiatrist or other physicians/prescribers to make more informed decisions with a treatment strategy for a specific patient with behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.  The Clinic operated NTC, a full service psychiatric practice, until September 30, 2012.

Since NTC has ceased operations as of September 30, 2012 and is now reported under discontinued operations (see footnote 3), the Company no longer has two business segments.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The new guidance is intended to reduce the complexity and costs of the annual impairment test for indefinite-lived intangible assets by allowing companies to make a qualitative evaluation about the likelihood of impairment to determine whether it should perform a quantitative impairment test. This new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

3.	DISCONTINUED OPERATIONS

On September 30, 2012 the Company discontinued its Clinical Services Operation at its wholly-owned subsidiary Neuro Therapy Clinic, Inc. (“NTC”), because the operation had persistent losses which could no longer be supported by the Company. Furthermore, the Company chose to focus its limited cash resources to conduct its clinical trial at Walter Reed National Military Medical Center.

As of September 30, 2012 the staff of NTC had departed and the premises were vacated. Prior to the clinic’s closure all patients were sent letters informing them where they could continue their treatment with their usual provider. Two of NTC’s providers joined a nearby psychiatric clinic operated by Compass Health Systems (“Compass”). NTC executed a business associate agreement with Compass to allow the confidential sharing of patient information and to enable the providers to continue to treat their patients. We are in discussion with Compass to manage NTC as part of Compass’ operations with an option to acquire NTC. All revenues and operating expenses under this management agreement would belong to Compass. Furthermore, if Compass exercises their option to acquire NTC, it would be for a nominal sum. All NTC assets and liabilities incurred prior to October 1, 2012 would remain with CNS Response.

Summary Financial Data of Discontinued Operations:

Revenues, income before income taxes and net loss of NTC which are included in discontinued operations are as follows:

	2012	2011
Neuro-Therapy Clinic
Revenues	$632,500	$634,500
Expenses	1,123,000	1,172,700
Operating Loss before taxes	$(490,500)	$(538,200)
Taxes	-	-
Net Loss	$(490,500)	$(538,200)

The assets and liabilities of NTC are as follows:

	2012	2011
ASSETS:
Cash	$1,000	$19,800
Account Receivable	16,100	35,200
Prepaid Expenses	800	400
Security Deposit	-	5,800
Assets of Discontinued Operations	$17,900	$61,200

LIABILITIES:
Accounts Payable	$150,800	$112,800
Accrued Payroll Liabilities	137,900	22,200
Liabilities of Discontinued Operations	$288,700	$135,000

4.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

  2010, 2011 & 2012 Private Placement Transactions

During 2010, 2011 and 2012 we entered into a series of Note and Warrant Purchase Agreements as described in detail below. On September 26, 2010, the Company’s Board approved an approximate aggregate offering amount of $3 million in secured convertible promissory notes (the “October 2010 Notes”) to be issued by January 31, 2011, including for the exchange of Bridge Notes and Deerwood Notes (as defined below) and interest on those notes. October 2010 Notes in the aggregate principal amount of $3,023,900 and warrants to purchase 520,666 (ratchet and reverse split adjusted) shares of common stock were issued by November 12, 2010.

On November 23, 2010 the Company’s Board approved an approximate aggregate offering amount of $5 million in subordinated convertible promissory notes (the “January 2011 Notes”) to be issued by July 31, 2011. From January 20, 2011 through April 25, 2011, the Company issued January 2011 Notes in an aggregate principal amount of $2,500,000 and warrants to purchase 446,675 (ratchet and reverse split adjusted) shares of common stock.

On September 30, 2011 the Company’s Board approved an approximate aggregate offering amount of $2 million in subordinated convertible promissory notes (the “October 2011 Notes”) to be issued by April 1, 2012. From October 18, 2011 through January 31, 2012, the Company issued October 2011 Notes in an aggregate principal amount of $2,000,000 and warrants to purchase 687,174 shares of common stock.

On February 29, 2012, the Company raised $90,000 through the sale of a subordinated unsecured convertible bridge note (the “Unsecured Note”) and a warrant to purchase 30,000 shares of common stock at an exercise price of $3.00 per share. The terms of the February Note and warrant are substantially similar to the October 2011 Notes and warrants except that the February Note is not secured.

From August 17, 2012 through September 30, 2012, the Company issued August 2012 Bridge Notes (August 2012 Notes) in an aggregate principal amount of $400,000 as part of a $2 million bridge financing. No warrants were issued in conjunction with these notes. Furthermore $1,900 of these notes were converted into 40,000 shares of common stock prior to September 30, 2012 leaving an aggregate net $398,100 of convertible promissory August 2012 Bridge Notes outstanding.

The securities issued under the 2010, 2011 and 2012 Note and Warrant Purchase Agreements through September 30, 2012 are summarized in the following table and notes:

			As of September 30, 2012
Note Type and Investor		Amended Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
Senior Secured 9% Notes Convertible at $3.00 (the “October 2010 Notes”)(16)(18)(21)

John Pappajohn	(1)	10/1/2012	$761,700	$-	$761,700	126,949	09/30/2017
Deerwood Partners, LLC	(2)	10/1/2012	256,100	-	256,100	25,614	11/02/2017
Deerwood Holdings, LLC	(2)	10/1/2012	256,100	-	256,100	25,614	11/02/2017
SAIL Venture Partners, LP	(2)		-	-	-	34,152	11/02/2017
SAIL Venture Partners, LP	(3)	10/1/2012	250,000	-	250,000	41,667	09/30/2017
Fatos Mucha	(10)	10/1/2012	100,000	-	100,000	16,667	10/11/2017
Andy Sassine	(4)	10/1/2012	500,000	-	500,000	83,334	10/10/2017
JD Advisors	(10)	10/1/2012	150,000	-	150,000	25,000	10/20/2017
Queen Street Partners	(10)	10/1/2012	100,000	-	100,000	16,667	10/27/2017
BGN Acquisitions	(2)	10/1/2012	250,000	-	250,000	41,667	11/02/2017
Pyxis Long/Short Fund Healthcare Fund	(5)	10/1/2012	400,000	-	400,000	66,667	11/09/2017
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	3,334	10/11/2015
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	13,334	11/11/2015
Total Senior Secured Convertible Promissory (October 2010) Notes		10/1/2012	$3,023,900	$-	$3,023,900	520,666	2015 - 2017

Subordinated Secured 9% Notes Convertible at $3.00 (the “January 2011 Notes”) (17)(18)(21)
		Amended Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
Meyer Proler MD	(7)	10/1/2012	$50,000	$-	$50,000	8,334	01/19/2018
William F. Grieco	(10)	10/1/2012	100,000	-	100,000	16,667	02/02/2018
Edward L. Scanlon	(10)	10/1/2012	200,000	-	200,000	33,334	02/06/2018
Robert Frommer Family Trust	(8)	10/1/2012	50,000	-	50,000	8,334	02/14/2018
Paul Buck	(9)	10/1/2012	50,000	-	50,000	8,334	02/14/2018
Andy Sassine	(4)	10/1/2012	200,000	-	200,000	33,334	02/22/2018
SAIL Venture Partners, LP	(3)	10/1/2012	187,500	-	187,500	31,250	02/26/2018
SAIL 2010 Co-Investment Partners, LP	(3)	10/1/2012	62,500	-	62,500	10,417	02/26/2018
Pyxis Long/Short Healthcare Fund	(5)	10/1/2012	400,000	-	400,000	66,667	02/26/2018
Monarch Capital: Placement Agent Warrants	(6)	10/1/2012	-	-	-	18,334	02/27/2016
Rajiv Kaul	(10)	10/1/2012	100,000	-	100,000	16,667	03/02/2018
Meyer Proler MD	(7)	10/1/2012	50,000	-	50,000	8,334	04/04/2018
SAIL Venture Partners, LP	(3)	10/1/2012	250,000	-	250,000	41,667	04/14/2018
SAIL 2010 Co-Investment Partners, LP	(3)	10/1/2012	250,000	-	250,000	41,667	04/14/2018
John M Pulos	(10)	10/1/2012	150,000	-	150,000	25,000	04/21/2018
SAIL Venture Partners, LP	(3)	10/1/2012	125,000	-	125,000	20,834	04/24/2018
SAIL 2010 Co-Investment Partners, LP	(3)	10/1/2012	125,000	-	125,000	20,834	04/24/2018
Cummings Bay Capital LP	(5)	10/1/2012	150,000	-	150,000	25,000	04/24/2018
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	6,667	04/24/2016
Antaeus Capital: Placement Agent Warrants	(11)		-	-	-	5,000	04/21/2016
Total Subordinated Secured Convertible Promissory (January 2011) Notes		10/1/2012	$2,500,000	$-	$2,500,000	446,675	2016 - 2018

Subordinated Secured 9% Notes Convertible at $3.00 (the “October 2011 Notes”) (19)
		Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
John Pappajohn	(1)	10/17/2012	250,000	(10,400)	239,600	83,334	10/17/2016
Jordan Family, LLC	(10)	10/30/2012	20,000	(1,700)	18,300	6,667	10/30/2016
Larry Hopfenspirger	(10)	11/09/2012	60,000	(7,500)	52,500	20,000	11/09/2016
John Pappajohn	(1)	11/09/2012	250,000	(31,300)	218,700	83,334	11/09/2016
Zanett Opportunity Fund, Ltd	(12)	11/16/2012	250,000	(31,200)	218,800	83,334	11/16/2016
John Pappajohn	(1)	12/26/2012	250,000	(62,500)	187,500	83,334	12/26/2016
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	2,667	12/15/2016
Edward L. Scanlon	(10)	01/08/2013	100,000	(25,000)	75,000	33,334	01/08/2017
John Pagnucco	(10)	01/12/2013	50,000	(14,600)	35,400	16,667	01/12/2017
Larry Hopfenspirger	(10)	01/24/2013	30,000	(8,800)	21,200	10,000	01/24/2017
Gene Salkind, MD	(10)	01/25/2013	50,000	(14,600)	35,400	16,667	01/25/2017
AlphaNorth Offshore, Inc.	(13)	01/25/2013	500,000	(145,800)	354,200	166,667	01/25/2017
Aubrey W. Baillie	(10)	01/26/2013	100,000	(33,300)	66,700	33,334	01/26/2017
Zanett Opportunity Fund, Ltd	(12)	01/26/2013	40,000	(13,300)	26,700	13,334	01/26/2017
BluMont Northern Rivers Fund	(10)	01/29/2013	50,000	(16,700)	33,300	16,667	01/29/2017
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	2,667	02/12/2017
Innerkip Placement Agent Warrants	(19)		-	-	-	15,167	02/12/2017
Total Subordinated Secured Convertible Promissory (October 2011) Notes		10-2012 to 01-2013	$2,000,000	$(416,700)	$1,583,300	687,174	2016-2017
Total Subordinated Secured Convertible Promissory Notes			$4,500,000	$(416,700)	$4,083,300	1,133,849

Unsecured 9% Notes Convertible at $3.00 (the “Unsecured Note”) (20)
Zanett Opportunity Fund, Ltd	(12)	02/28/2013	90,000	(37,500)	52,500	30,000	02/28/2017
Total Unsecured Convertible Promissory Notes			$90,000	$(37,500)	$52,500	30,000

Unperfected Senior 9% Notes Convertible at $0.04718 (the “August 2012” Notes) (21)
		Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
Sail Holding LLC	(3)	10/01/2013	100,000	(92,700)	7,300	-	-
Tierney Family Trust	(15)	10/01/2013	100,000	(92,600)	7,400	-	-
BluMont Northern Rivers Fund	(10)	10/01/2013	48,100	(46,300)	1,800	-	-
Meyer Proler MD	(7)	10/01/2013	50,000	(46,300)	3,700	-	-
Tierney Family Trust	(15)	10/01/2013	100,000	(92,300)	7,700
Total unperfected senior convertible promissory notes			$398,100	$(370,200)	$27,900	-	-
Total			$8,012,000	$(824,400)	$7,187,600	1,684,515

(1)	Mr. John Pappajohn is a Director of the Company. On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase two secured promissory notes (each, a “Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010. On June 3, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the first Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the second Bridge Note. In connection with his purchase of the second Bridge Note, Mr. Pappajohn received a warrant to purchase up to 8,334 shares of our common stock. The exercise price of the warrant (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) was $15.00 per share. Pursuant to a separate agreement that we entered into with Mr. Pappajohn on July 25, 2010, we granted him a right to convert his Bridge Notes into shares of our common stock at a conversion price of $15.00. The conversion price was subject to customary anti-dilution adjustments, but would never be less than $9.00. Each Bridge Note accrued interest at a rate of 9% per annum.

On October 1, 2010, we entered into a Note and Warrant Purchase Agreement (the “October Purchase Agreement”) with Mr. Pappajohn, pursuant to which we issued to Mr. Pappajohn October 2010 Notes in the aggregate principal amount of $761,700 and warrants to purchase up to 126,949 shares of common stock. The Company received $250,000 in gross proceeds from the issuance of October 2010 Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 41,667 shares. We also issued October 2010 Notes in the aggregate principal amount of $511,700, and related warrants to purchase up to 85,282 shares, to Mr. Pappajohn in exchange for the cancellation of the two Bridge Notes originally issued to him on June 3, 2010 and July 25, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and a warrant to purchase up to 8,334 shares originally issued to him on July 25, 2010. The transaction closed on October 1, 2010.

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

The new note and warrant purchase agreement initially provided for the issuance and sale of October 2011 Notes in the aggregate principal amount of up to $2,000,000, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the 2011 Bridge Notes, in one or multiple closings to occur no later than April 1, 2012. On November 11, 2011, the Company entered into an Amended and Restated Note and Warrant Purchase Agreement (the “2011 Bridge Financing Purchase Agreement”) in connection with the Bridge Financing, which amended and restated the October agreement in that it increased the warrant coverage from 50% to 100%.  In addition, each holder’s option to redeem or convert their 2011 Bridge Note at the closing of the Qualified Offering (defined below) can now only be amended, waived or modified with the consent of the Company and that holder.

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

(2)	As of September 30, 2012, Dr. George Kallins was a Director of the Company and together with his wife controls Deerwood Partners, LLC and Deerwood Holding, LLC. He is also the General Partner of BGN Acquisitions Ltd. LP.

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

On November 3, 2010, Deerwood Partners LLC, Deerwood Holdings LLC and BGN Acquisition Ltd. LP, executed the October Purchase Agreement. In connection therewith, we issued October 2010 Notes in the aggregate principal amount of $762,200 and warrants to purchase up to 92,895 shares of common stock, as follows: (a) We received $250,000 in gross proceeds from the issuance to BGN Acquisition Ltd., LP, of October 2010 Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 41,667 shares. (b) We also issued October 2010 Notes in the aggregate principal amount of $512,200, and related warrants to purchase up to 51,228 shares, to Deerwood Holdings LLC and Deerwood Partners LLC, in exchange for the cancellation of the Deerwood Notes originally issued on July 5, 2010 and August 20, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and warrants to purchase an aggregate of up to 5,000 shares originally issued on August 20, 2010. The related guaranties and oral indemnification and security agreement that had been entered into in connection with the Deerwood Notes were likewise terminated. SAIL, of which our director David Jones is a senior partner, issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under the October 2010 Notes issued to such investors. The obligations under each guaranty are independent of our obligations under the October 2010 Notes and separate actions may be brought against the guarantor. In connection with its serving as guarantor, we granted SAIL warrants to purchase up to an aggregate of 34,152 shares of common stock. The warrants to purchase 3,334 shares of common stock previously granted to SAIL on August 20, 2010 were canceled.

(3)	As of September 30, 2012, Mr. Dave Jones was the Chairman of the Board of the Company and is a former managing member of the general partner of SAIL, of which SAIL 2010 Co-Investment Partners, L.P. and SAIL Holdings, LLC are affiliates. Mr. Jones remains a limited partner of SAIL.

(4)	Mr. Andy Sassine is an accredited investor and has become a beneficial owner of more than 5% of our outstanding common stock.
(5)	Pyxis Long/Short Healthcare Fund (FKA Highland Long/Short Healthcare Fund) is affiliated with Cummings Bay Capital LP. Both individually and in the aggregate with Cummings Bay Capital LP, Pyxis Long/Short Healthcare Fund has become the beneficial owner of more than 5% of our outstanding common stock.

(6)	Monarch Capital Group LLC (“Monarch”) acted as non-exclusive placement agent with respect to the October 12, 2010 placement of October 2010 Notes in the aggregate principal amount of $100,000 and related warrants, pursuant to an engagement agreement, dated September 30, 2010, between the Company and Monarch. Under the engagement agreement, in return for its services as non-exclusive placement agent, Monarch was entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of October 2010 Notes to investors introduced to the Company by Monarch; (b) a cash expense allowance equal to 2% of the gross proceeds raised from the sale of October 2010 Notes to such investors; and (c) five-year warrants (the “2010 Placement Agent Warrants”) to purchase common stock of the Company equal to 10% of the shares issuable upon conversion of October 2010 Notes issued to such investors. In connection with the closings of October 12, 2010 and November 11, 2010 Monarch received a cash fee of $60,000 and a cash expense allowance of $10,000 and, on October 25, 2010, received 2010 Placement Agent Warrants to purchase 16,668 shares of the Company’s common stock at an exercise price of $3.00 per share.

Monarch has also acted as non-exclusive placement agent with respect to the placement of January 2011 Notes in the aggregate principal amount of $550,000 and related warrants, pursuant to an engagement agreement, dated January 19, 2011 which has the same terms as the September 30, 2010 agreement between the Company and Monarch. In connection with acting as nonexclusive placement agent with respect to January 2011 Notes in the aggregate principal amount of $550,000 and related warrants, Monarch received aggregate cash fees of $55,000 and an aggregate cash expense allowance of $11,000 and five-year warrants (the “2011 Placement Agent Warrants”) to purchase an aggregate of up to 18,334 shares of the Company’s common stock at an exercise price of $3.00 per share. The 2011 Placement Agent Warrants have an exercise price equal to 110% of the conversion price of the January 2011 Notes and an exercise period of five years. The terms of the 2011 Placement Agent Warrants, except for the exercise price and period, are identical to the terms of the warrants related to the January 2011 Notes.

Monarch has acted as non-exclusive placement agent with respect to the placement of certain of the abovementioned January 2011 Notes in the aggregate principal amount of $200,000 and related warrants, pursuant to an engagement agreement, dated January 19, 2011 which has the same terms as the above mentioned September 30, 2010 agreement between the Company and Monarch. In connection with acting as nonexclusive placement agent with respect to two January 2011 Notes dated April 5, 2011 and April 25, 2011 in the aggregate principal amount of $200,000 and related warrants, Monarch received aggregate cash fees of $20,000 and an aggregate cash expense allowance of $4,000 and 2011 Placement Agent Warrants to purchase an aggregate of up to 6,667 shares of the Company’s common stock at an exercise price of $3.00 per share.

Monarch has also acted as non-exclusive placement agent with respect to the placement of October 2011 Notes in the aggregate principal amount of $160,000 and related warrants, pursuant to an engagement agreement, dated October 20, 2011 which has the same terms as the September 30, 2010 agreement between the Company and Monarch except that placement agent warrants have the same exercise price and term as the investor warrants. In connection with acting as nonexclusive placement agent with respect to October 2011 Notes dated December 16, 2011 and January 30, 2012 in the aggregate principal amount of $160,000 and related warrants, Monarch received aggregate cash fees of $16,000 and an aggregate cash expense allowance of $3,200 and five-year warrants to purchase an aggregate of up to 5,334 shares of the Company’s common stock at an exercise price of $3.00 per share.

(7)	Dr. Meyer Proler is an accredited investor who provides medical consulting services to the Company.

(8)	The Robert Frommer Family Trust is an accredited investor, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter.

(9)	Mr. Paul Buck is the Chief Financial Officer of the Company.

(10)	All these investors are accredited.

(11)	Antaeus Capital, Inc. acted as non-exclusive placement agent with respect to the placement of January 2011 Notes in the aggregate principal amount of $150,000 and related warrants, pursuant to an engagement agreement, dated April 15, 2011, between the Company and Antaeus. Under the engagement agreement, in return for its services as non-exclusive placement agent, Antaeus was entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of January 2011 Notes to investors introduced to the Company by Antaeus; and (b) 2011 Placement Agent Warrants to purchase the Company’s common stock equal to 10% of the gross amount of securities sold to such investors. In connection with acting as nonexclusive placement agent with respect to January 2011 Notes in the aggregate principal amount of $150,000 and related warrants, Antaeus received aggregate cash fees of $15,000 and 2011 Placement Agent Warrants to purchase an aggregate of up to 5,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

(12)	On November 17, 2011, Zanett Opportunity Fund, Ltd., a Bermuda corporation for which McAdoo Capital, Inc. is the investment manager, purchased October 2011 Notes in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock for cash payments aggregating $250,000. Mr. McAdoo is the president and owner of McAdoo Capital, Inc. On November 21, 2011, the Board of Directors elected Zachary McAdoo to the Board. Mr. McAdoo also serves as Chairman of the Board’s Audit Committee.

On January 27, 2012 we issued Zanett an additional 2011 Bridge Note in the aggregate amount of $40,000 and a warrant to purchase 13,334 shares of common stock for gross proceeds to the company of $40,000.

On February 29, 2012 we issued Zanett a subordinated unsecured promissory note (“Unsecured Note”) in the aggregate principal amount of $90,000 and a warrant to purchase 30,000 shares of common stock for gross proceeds to the Company of $90,000. The terms of the Unsecured Notes and related warrants are substantially similar to the terms of the October 2011 Notes and related warrants, except that the Unsecured Notes are not secured by our assets.

(13)	On January 25, 2012, AlphaNorth Offshore, Inc. purchased a 2011 Bridge Note in the aggregate principal amount of $500,000 and warrants to purchase 166,667 shares of common stock for cash payments aggregating $500,000. Mr. Steven Palmer is the President and CEO of AlphaNorth Asset Management and is the portfolio manager of AlphaNorth Offshore, Inc. Innerkip Capital Management (see below) received a finder’s fee and warrants in association with this transaction.

(14)	Innerkip Capital Management, Inc. (“Innerkip”), a Toronto-based exempt market dealer registered with the Ontario Securities Commission (OSC), acted as non-exclusive placement agent with respect to the placement of October 2011 Notes issued during January 2012, in the aggregate principal amount of $650,000 and related warrants, pursuant to a Finder’s Agreement which was formalized and dated February 13, 2012, between the Company and Innerkip. Under the Finder’s Agreement, in return for its services as non-exclusive placement agent, Innerkip is entitled to receive (a) a cash fee equal to 7% of the gross proceeds raised from the sale of October 2011 Notes to investors, originated in Canada, introduced to the Company by Innerkip and (b) five-year warrants, which are identical to the investor warrants associated with the 2011 Bridge Financing, to purchase common stock of the Company equal to 7% of the shares issuable upon conversion of October 2011 Notes issued to such investors. In connection with the January 2012 closings, Innerkip received a cash fee of $45,500 and was issued warrants to purchase 15,167 shares of the Company’s common stock at an exercise price of $3.00 per share.

(15)	Mr. Thomas Tierney is a trustee of the Thomas T. Tierney and Elizabeth C. Tierney Family Trust (“Tierney Family Trust”) and is a limited partner of SAIL.

(16)	The October 2010 Notes: The October Purchase Agreement provides for the issuance and sale of October 2010 Notes, for cash or in exchange for outstanding convertible notes, in the aggregate principal amount of up to $3,000,000 plus an amount corresponding to accrued and unpaid interest on any exchanged notes, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the October 2010 Notes. The agreement provides for multiple closings, but mandates that no closings may occur after January 31, 2011. The October Purchase Agreement also provides that the Company and the holders of the October 2010 Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the October 2010 Notes and the related warrants.

Initially, the October 2010 Notes were to mature one year from the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, and be convertible into shares of common stock of the Company at a conversion price of $9.00. The conversion price was subject to adjustment upon (i) the subdivision or combination of, or stock dividends paid on, the common stock; (ii) the issuance of cash dividends and distributions on the common stock; (iii) the distribution of other capital stock, indebtedness or other non-cash assets; and (iv) the completion of a financing at a price below the conversion price then in effect. The October 2010 Notes were furthermore convertible, at the option of the holder, into securities to be issued in subsequent financings at the lower of the then-applicable conversion price or price per share payable by purchasers of such securities. The October 2010 Notes can be declared due and payable upon an event of default, defined in the October 2010 Notes to occur, among other things, if the Company fails to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if the Company fails to perform any covenant or agreement as required by the October Note.

Our obligations under the terms of the October 2010 Notes are secured by a security interest in the tangible and intangible assets of the Company, pursuant to a Security Agreement, dated as of October 1, 2010, by and between the Company and John Pappajohn, as administrative agent for the holders of the October 2010 Notes. This agreement was subsequently amended.

The warrants related to the October 2010 Notes expire seven years from the date of issuance and are exercisable for shares of common stock of the Company at an exercise price of $9.00. Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect. Any provision of the October 2010 Notes or related warrants can be amended, waived or modified upon the written consent of the Company and holders of a majority of the aggregate principal amount of such notes outstanding. Any such consent will affect all October 2010 Notes or warrants, as the case may be, and will be binding on all holders thereof.

The October 2010 Notes were subsequently amended as detailed in (18) below and in the Subsequent Events footnote.

(17)	The January 2011 Notes: The 2011 Note and Warrant Purchase Agreement (the “January Purchase Agreement”) provides for the issuance and sale of January 2011 Notes in the aggregate principal amount of up to $5,000,000, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the January 2011 Notes, in one or multiple closings to occur no later than July 31, 2011. The January Purchase Agreement also provides that the Company and the holders of the January 2011 Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the January 2011 Notes and the related warrants.

The terms of the January 2011 Notes are identical to the terms of the October 2010 Notes, except that (i) the January 2011 Notes are subordinated in all respects to the Company’s obligations under the October 2010 Notes and the related guaranties issued to certain investors by SAIL and (ii) the Company is not subject to a restrictive covenant to the use of proceeds from the sale of the January 2011 Notes only for current operations.  Initially, the January 2011 Notes were not secured by any of the Company’s assets. The terms of the warrants were identical to the terms of the warrants issued in connection with the October 2010 Notes.

The January 2011 Notes were subsequently amended as detailed in (18) below and the Subsequent Events footnote.

(18)	Amendment of the October 2010 Notes and the January 2011 Notes: On October 11, 2011, we, with the consent of holders of a majority in aggregate principal amount outstanding (the “Majority Holders”) of our outstanding January 2011 Notes, amended all of the January 2011 Notes to extend the maturity of such notes until October 1, 2012 by means of an Amendment and Conversion Agreement. Pursuant to the terms of the amendment, which was effective as of September 30, 2011, the January 2011 Notes would receive a second position security interest in the assets of the Company (including its intellectual property). The Majority Holders of the January 2011 Notes also consented to the terms of a new $2 million bridge financing (the “2011 Bridge Financing”) and to granting the investors in such financing a second position security interest in the assets of the Company (including its intellectual property) that is pari passu with the second position security interest received by the holders of the January 2011 Notes. The amendment was also intended to add a mandatory conversion provision to the terms of the January 2011 Notes. Under that provision, the January 2011 Notes would be automatically converted upon the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million (the “Qualified Offering”). If the public offering price were less than the conversion price then in effect, the conversion price would be adjusted to match the public offering price (the “Qualified Offering Price”).

On October 12, 2011, the Company, with the consent of the Majority Holders of its October 2010 Notes, amended all of the October 2010 Notes to extend the maturity of such notes until October 1, 2012 by means of an Amendment and Conversion Agreement.  The Majority Holders of the October 2010 Notes also consented to the terms of the Bridge Financing and to granting the investors in such financing as well as the holders of the Company’s January 2011 Notes a second position security interest in the assets of the Company (including its intellectual property).  The guaranties that had been issued in 2010 to certain October Note investors by SAIL were extended accordingly. The amendment, which was effective as of September 30, 2011, was also intended to add the same mandatory conversion and conversion price adjustment provisions to the terms of the October 2010 Notes as were added to the terms of the January 2011 Notes.

As a result of the issuance of October 2011 Notes (mentioned below) at a conversion price of $3.00 and the associated warrants to purchase common stock at an exercise price of $3.00, the ratchet provision in the October 2010 Notes and January 2011 Notes was triggered, with the result that the conversion price of such notes was lowered from $9.00 to $3.00, the exercise price of the associated warrants was lowered from $9.00 to $3.00 per share, and the number of shares underlying such notes and warrants was proportionately increased.

The Amended and Restated Security Agreement, dated as of September 30, 2011, between the Company and Paul Buck, as administrative agent for the secured parties (the “Amended and Restated Security Agreement”), which replaces the existing security agreement from 2010, and the corresponding security interest terminate (1) with respect to the October 2010 Notes, if and when holders of a majority of the aggregate principal amount of October 2010 Notes issued have converted their notes into shares of common stock and, (2) with respect to the January 2011 Notes and the October 2011 Notes (defined below), if and when holders of a majority of the aggregate principal amount of January 2011 Notes and October 2011 Notes (on a combined basis) have converted their notes.

The Company evaluated the Amendment and Conversion Agreements, effective September 30, 2011 under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”). ASC 470 requires modifications to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted for like an extinguishment. For extinguished debt, a difference between the re-acquisition price and the net carrying amount of the extinguished debt shall be recognized currently in income of the period of extinguishment as losses or gains. The Company noted the change in terms per the Amendment and Conversion Agreements and the October Purchase Agreement, met the criteria for substantial modification under ASC 470, and accordingly treated the modification as extinguishment of the original convertible notes, replaced by the new convertible notes under the modified terms. The Company recorded a loss on extinguishment of debt of $1,968,000 for the year ended September 30, 2011.

The Company evaluated the agreements amending the October 2010 Notes and January 2011 Notes (which superseded the Amendment and Conversion Agreements) as of September 30, 2012, under ASC 470. The Company noted the change in terms did not constitute a substantial modification under ASC470.

On June 1, 2012, the Company, having received on or prior to such date the consent of the Majority Holders of the October 2010 and January 2011 Notes, amended all of the and the January 2011 Notes to add a mandatory conversion provision to the terms of such notes.  Under that provision, the October 2010 Notes and January 2011 Notes would be automatically converted upon the closing of a public offering by the Company of shares of its securities with gross proceeds to the Company of at least $3 million.  If the public offering price were less than the conversion price then in effect, the conversion price would be adjusted to match the public offering price.  Pursuant to the agreements amending the October 2010 Notes and January 2011 Notes, which superseded the Amendment and Conversion Agreements, the exercise price of the warrants that were issued in connection with the notes would be adjusted to match such public offering price, if such price were lower than the exercise price then in effect. The warrants were also amended to remove the full-ratchet provision from the warrants for securities offerings occurring after any such public offering.  The Company agreed to issue to each holder of the October 2010 and January 2011 Notes, as consideration for the above and, warrants to purchase a number of shares of common stock corresponding to 100% of the number of shares issuable upon conversion of the principal amount and accrued and unpaid interest of his or her notes.  These warrants would be issued on or within 10 business days after any public offering.

(19)	The October 2011 Bridge Notes: The 2011 Bridge Financing Purchase Agreement provides for the issuance and sale of October 2011 Notes (including the notes issued in October 2011) in the aggregate principal amount of up to $2,000,000, and warrants to purchase a number of shares corresponding to 100% of the number of shares issuable on conversion of the Bridge Notes, in one or multiple closings to occur no later than April 1, 2012. The 2011 Bridge Financing Purchase Agreement also provides that the Company and the holders of the October 2011 Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the October 2011 Notes and the related warrants.

Initially, the October 2011 Notes were to mature one year from the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity,be convertible into shares of common stock of the Company at a conversion price of $3.00, be secured by a second position security interest in the Company’s assets that is pari passu with the interest recently granted to the holders of the January 2011 Notes, be subordinated in all respects to the Company’s obligations under its October 2010 Notes and the related guaranties issued to certain investors by SAIL Venture Partners, L.P. be are pari passu to the obligations under the January 2011 Notes.  The second position security interest is governed by the Amended and Restated Security Agreement.

The conversion price of the October 2011 Notes was subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; (3) the distribution of other capital stock, indebtedness or other non-cash assets; and (4) the completion of a financing at a price below the conversion price then in effect.  At the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million (the “Qualified Offering”), each 2011 Bridge Note would be either redeemed or converted (in whole or in part) at a conversion price equal to the lesser of the public offering price or the conversion price then in effect, with the choice between redemption and conversion being at the sole option of the holder. The October 2011 Notes can be declared due and payable upon an event of default, defined in the October 2011 Notes to occur, among other things, if the Company fails to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if the Company fails to perform any covenant or agreement as required by the 2011 Bridge Note or materially breaches any representation or warranty in the 2011 Bridge Note or the 2011 Bridge Financing Purchase Agreement.

The warrants related to the October 2011 Notes expire five years from the date of issuance and are exercisable for shares of common stock of the Company at an exercise price of $3.00. Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect (including the Qualified Offering), except that subsequent to the Qualified Offering, the exercise price will not be adjusted for any further financings.  The warrants contain a cashless exercise provision.

With the exception of each holder’s option to redeem or convert their 2011 Bridge Note at the closing of the Qualified Offering, any provision of the October 2011 Notes or related warrants can be amended, waived or modified upon the written consent of the Company and holders of a majority of the aggregate principal amount of such notes outstanding. Any such majority consent will affect all October 2011 Notes or warrants, as the case may be, and will be binding on the Company and all holders of the October 2011 Notes or warrants.  Each holder’s option to redeem or convert the 2011 Bridge Note at the closing of the Qualified Offering cannot be amended, waived or modified without the written consent of the Company and such holder and such amendment, waiver or modification will be binding only on the Company and such holder.

The Amended and Restated Security Agreement and the corresponding security interest terminate (1) with respect to the October 2010 Notes, if and when holders of a majority of the aggregate principal amount of October 2010 Notes issued have converted their notes into shares of common stock and (2) with respect to the January 2011 Notes and 2011 Bridge Notes, if and when holders of a majority of the aggregate principal amount of January 2011 Notes and October 2011 Notes (on a combined basis) have converted their notes.

On June 1, 2012, the Company, having received on or prior to such date the consent of holders of October 2011 Notes in the aggregate principal amount of $1,860,000 (out of a total outstanding aggregate principal amount of $2,000,000), amended such notes to add a mandatory conversion provision to the terms of such notes.  Under that provision, the October 2011 Notes would be automatically converted upon the closing of a public offering by the Company of shares of its securities with gross proceeds to the Company of at least $3 million.  If the public offering price were less than the conversion price then in effect, the conversion price would be adjusted to match the public offering price.  Pursuant to the agreements amending the October 2011 Notes, the exercise price of the warrants that were issued in connection with the notes would be adjusted to match such public offering price, if such price were lower than the exercise price then in effect. The warrants were also amended to remove the full-ratchet provision from the warrants for securities offerings occurring after any such public offering.  The Company agreed to issue to each holder of the October 2011 Notes who executed the agreements, as consideration for the above, warrants to purchase a number of shares of common stock corresponding to 50% of the number of shares issuable upon conversion of the principal amount and accrued and unpaid interest of his or her notes.  These warrants would be issued on or within 10 business days after any public offering.

(20)	The Unsecured Bridge Note: the terms of this note are identical to the 2011 Bridge Note described above, except that this note is not secured. There was only one note of this type issued to the Zanett Opportunity Fund as described in (12) above.

(21)	The 2012 Bridge Notes: On August 17, 2012, the Company entered into a new Note Purchase Agreement (the “2012 Bridge Financing Purchase Agreement”) in connection with a bridge financing (the “2012 Bridge Financing”), with SAIL Holdings LLC. The 2012 Bridge Financing Purchase Agreement initially provided for the issuance and sale of August 2012 Bridge Notes in the aggregate principal amount of up to $2,000,000, in one or multiple closings to occur no later than October 15, 2012. The consummation of the 2012 Bridge Financing and issuance of the August 2012 Bridge Notes, and corresponding security interest, had to be approved by the Majority Holders of each tranche of our October 2010 Notes, January 2011 Notes, October 2011 Notes and the Unsecured Note. If the Company did not obtain such consent, the holders could declare a default under such notes and seek all remedies available under such notes. For more detail refer to the Subsequent Events footnote 11.

The August 2012 Bridge Notes mature on the later of October 1, 2013 or one year from the date of issuance (subject to earlier conversion or prepayment), earn interest at a rate of 9% per year with interest payable at maturity, are convertible into shares of common stock of the Company at a conversion price of $0.04718 and, upon consummation, are secured by a first position security interest in the Company’s assets, with the security interest of all previously outstanding convertible promissory notes subordinated. Holders of the October 2010 Notes would hold a second position security interest and holders of the January 2011 and October 2011 Notes would hold a third position security interest, in the assets of the Company. The security interests relating to all such notes will be governed by the second amended and restated security agreement, dated as of August 16, 2012, between the Company and David Jones, as administrative agent for the secured parties (the “Second Amended and Restated Security Agreement”), which replaces the security agreement entered into in September 2011. As of September 30, 2012, David Jones was the Chairman of our Board of Directors and a limited partner and former managing partner of SAIL Venture Partners LP.

The conversion price is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; and (3) the distribution of other capital stock, indebtedness or other non-cash assets.  At the completion of an offering by the Company of shares of common stock or shares of preferred stock in a financing transaction that is consummated after the final closing with respect to August 2012 Bridge Notes, such notes will be automatically converted into shares of common stock at the conversion price then in effect. In addition, the August 2012 Bridge Notes are convertible at any time at the option of their holders. The August 2012 Bridge Notes can be declared due and payable upon an event of default, defined in the August 2012 Bridge Notes to occur, among other things, if the Company fails to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if the Company fails to perform any covenant or agreement as required by the August 2012 Bridge Notes or materially breaches any representation or warranty in the August 2012 Bridge Notes or the related purchase agreement.  Among the restrictive covenants imposed on the Company pursuant to the agreement is a covenant not to borrow, guaranty or otherwise incur indebtedness that is senior or pari passu with the August 2012 Bridge Notes in excess of $250,000, and a covenant not to effect a merger, reorganization, or sell, exclusively license or lease, or otherwise dispose of any assets of the Company with a value in excess of $20,000, other than in the ordinary course of business.

The agreement also provides that the Company and the holders of the August 2012 Bridge Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the August 2012 Bridge Notes.

The Second Amended and Restated Security Agreement and the corresponding security interest terminate upon the earlier of (a) repayment of the notes and (b)(1) with respect to the August 2012 Bridge Notes, if and when the Majority Holders of August 2012 Bridge Notes have converted their notes into shares of common stock, (2) with respect to the October 2010 Notes, if and when the Majority Holders of October 2010 Notes have converted their notes into shares of common stock and (3) with respect to the January 2011 and October 2011 Notes, if and when holders the Majority Holders of January 2011 and October 2011 Notes (on a combined basis) have converted their notes.

The Company has recorded a beneficial conversion feature for the August 2012 Bridge Notes, in accordance with FASB ASC 470-20. The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the effective conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible.  A beneficial conversion feature totaling $400,000 was recorded as loan discount for fiscal year 2012.  The loan discount is amortized over the life of the convertible note.  For the year ended September 30, 2012 $29,800 of amortization of loan discount was recorded as interest expense.

As of September 30, 2012 outstanding senior secured convertible promissory notes (October 2010 Notes) were $3,023,900 (including $23,900 corresponding to accrued and unpaid interest on the exchanged notes) and debt discount was $0. During the year ended September 30, 2012 the Company amortized $155,700 of the debt discount.

As of September 30, 2012 outstanding subordinated secured convertible promissory notes (January 2011 Notes) were $2,500,000 and debt discount was $0. During the year ended September 30, 2012 the Company amortized $1,105,200 of the debt discount.

As of September 30, 2012 outstanding subordinated secured convertible promissory notes (October 2011 Notes) were $2,000,000 and debt discount was $416,700. During the year ended September 30, 2012 the Company amortized $1,583,300 of the debt discount.

As of September 30, 2012 outstanding subordinated unsecured convertible promissory notes (Unsecured Bridge Notes) were $90,000 and debt discount was $37,500. During the year ended September 30, 2012 the Company amortized $52,500 of the debt discount.

As of September 30, 2012 outstanding unperfected senior convertible promissory notes (August 2012 Bridge Notes) were $398,100 and debt discount was $370,200. During the year ended September 30, 2012 the Company amortized $29,800 of the debt discount.

The combined outstanding senior secured, subordinated secured, subordinated unsecured and unperfected senior convertible promissory notes as of September 30, 2012 were $8,012,000 and debt discounts were $824,400. During the year ended September 30, 2012 the Company amortized $2,926,500 of the debt discount.

5.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of September 30, 2012, the Company is authorized to issue 100,000,000 shares of common stock at par value of $0.001 per share and the number of shares issued and outstanding was 1,914,175.

As of September 30, 2012, CNS California is authorized to issue 100,000,000 no par value shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of September 30, 2012, Colorado CNS Response, Inc. is authorized to issue 1,000,000 no par value shares of common stock.

As of September 30, 2012, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue ten thousand (10,000) shares of common stock, no par value per share.

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

On September 19, 2012 the BluMont Capital Corp. ITF Northern Rivers Innovation RSP Fund converted $1,900 of their $50,000 August 2012 Note to 40,000 shares of common stock at a conversion price of $0.04718 per share.

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

On March 3, 2010, the Board of Directors also approved the grant of 305,000 options to staff members, directors, advisors and consultants, of which 288,334 were in fact granted.  For staff members the options will vest equally over a 48 month period while for directors, advisors and consultants the options will vest equally over a 36 month period.  The effective grant date for accredited investors was March 3, 2010 and the exercise price of $16.50 per share was based on the quoted closing share price of the Company’s stock at the time of grant.  For non-accredited investors the grant date will be determined at some time after obtaining a permit from the State of California allowing the granting of options to non-accredited investors.  This permit was granted by the State of California in July 2010.  No options have been granted to non-accredited investors at this time.

On March 11, 2011, the Board of Directors also approved an additional grant of 15,834 options to staff members of the Company.  The options will vest equally over a 48 month period.  The effective grant date for these accredited investors was March 11, 2011 and the exercise price of $14.10 per share was based on the quoted closing share price of the Company’s stock on March 11, 2011.

On March 22, 2012, our Board of Directors approved the CNS Response, Inc. 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”), reserved 333,334 shares of stock for issuance and approved the grant of options to purchase 42,670 shares of common stock pursuant to such plan at an exercise price of $3.00 per share, including options to purchase 8,334 shares to each of our directors Zachary McAdoo and Maurice DeWald. The 2012 Plan will be submitted for approval to our stockholders at our 2013 Annual Meeting of Stockholders.  Absent stockholder approval, the options will be cancelled and the 2012 Plan will not become effective.

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the year ended September 30, 2012 and 2011 is as follows:

As of September 30, 2012, 70,825 options were exercised and there were 504,076 options and 6,132 restricted shares outstanding under the amended 2006 Plan leaving 85,634 shares which will not be issued as this 2006 Plan is frozen. 42,670 options have been issued under the 2012 Plan, of which none have been exercised and 290,664 remain available for issuance subject to shareholder approval of the 2012 Plan.

The Company estimates the fair value of each option on the grant date using the Black-Scholes model.  The following assumptions were made in estimating the fair value:

	2012	2011
Annual dividend yield	-	-
Expected life (years)	5	5
Risk-free interest rate	1.13%	2.04%
Expected volatility	274%	281%
Fair value of options granted	$3.00	$14.10

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the year ended September 30, 2012 and 2011 is as follows:

	For the year ended September 30,
	2012	2011
Cost of Neurometric Services revenues	$10,200	$10,200
Research	99,200	199,300
Product Development	72,500	67,700
Sales and marketing	196,800	209,000
General and administrative	972,100	1,119,200
Total	$1,350,800	$1,605,400

Total unrecognized compensation as of September 30, 2012 amounted to $1,565,500.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2010	522,396	$18.60

Granted	15,834	14.10
Exercised	-	-
Forfeited	(14,029)	14.10

Outstanding at September 30, 2011	524,201	$19.88

Granted	42,670	3.00
Exercised	-	-
Forfeited	(20,125)	24.08

Outstanding at September 30, 2012	546,746	$17.08

Following is a summary of the status of options outstanding at September 30, 2012:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Vested at September 30, 2012	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value at September 30, 2012

$3.00	42,670	10 years	$3.00	5,334	9.5	$-
$3.60	28,648	10 years	3.60	28,648	3.9	-
$3.96	32,928	10 years	3.96	32,928	3.9	-
$9.00	4,525	10 years	9.00	4,525	4.1	-
$12.00	28,535	10 years	12.00	19,056	7.7	-
$14.10	12,152	10 years	14.10	6,110	8.4	-
$15.30	1,373	10 years	15.30	1,373	6.0	-
$16.50	262,441	10 years	16.50	184,206	7.4	-
$17.70	953	10 years	17.70	953	3.9	-
$24.00	4,667	10 years	24.00	4,667	5.2	-
$26.70	32,297	10 years	26.70	32,297	5.0	-
$28.80	11,767	10 years	28.80	11,767	5.5	-
$32.70	83,790	10 years	32.70	83,790	4.9	-

Total	546,746		$17.08	415,654	6.6	$-

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

We have agreed to freeze any further grants or exercises of securities under the 2006 Plan and adopt the 2012 Stock Incentive Plan, which is subject to approval by our stockholders, at a meeting of stockholders to be called as soon as practicable in the second quarter of 2013.

Warrants to Purchase Common Stock

 The warrant activity for the year ending September 30, 2012 and year ending September 30, 2011 respectively are described as follows:

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
2) Three January 2011 Notes in aggregate principal amount of $562,500, and warrants to purchase 31,251 shares were issued to SAIL Venture Partners, LP, of which David Jones, a director of the Company, is a senior partner of the general partner.
3) Three January 2011 Notes in aggregate principal amount of $437,500, and warrants to purchase 24,307 shares were issued to SAIL 2010 Co-Investment Partners, L.P., an entity likewise affiliated with Mr. Jones.
4) Two January 2011 Notes in aggregate principal amount of $100,000, and a warrant to purchase 5,556shares were issued to Meyer Proler MD who first invested in 2006 and provides medical consulting services to the Company.
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
		9) Four January 2011 Notes in aggregate amount of $550,000 were issued to new accredited investors together with warrants to purchase 30,558 shares.

10,002	$9.90	These warrants were issued Monarch Capital who acted as placement agents in raising $750,000 from three investors who purchased January 2011 Notes pursuant to the January Purchase Agreement described in Note 3 and Antaeus Capital, Inc. who acted as placement agent in raising $150,000 from one investor who purchased January 2011 Notes pursuant to the Note and Warrant Purchase agreement described in Note 3.

(1,412)	$0.30	Warrants expired

(565)	$0.30	Warrants were surrendered in a net issue exercise: 539 shares were issued in lieu of cash.

980,390		Warrants outstanding at September 30, 2011

613,782	$3.00	As a result of the issuance of October 2011 Notes at a conversion of $3.00 and associated warrants to purchase common stock at an exercise price of $3.00, the ratchet provision in the October and January 2011 Notes was triggered with the resultant adjustment in the number of shares convertible at the lowered conversion price of $3.00 down from $9.00 and the consequential adjustment in the number of warrants issued to the October and January Note Holders.

31,112	$3.00	As mentioned above the ratchet provision in the issued placement agent warrants was also triggered with the resultant adjustment in the number of warrants being issued to the placement agents.

(2,823)	$0.30	Warrants were surrendered in a cash exercise for 2,823 shares.

696,673	$3.00

These warrants were issued to 11 investors who purchased notes for $2,000,000 pursuant to the 2011 Bridge Purchase Agreement described in note 4 were as follows:

1)    Three October 2011 Notes in aggregate principal amount of $750,000, and warrants to purchase 250,002 shares were issued to John Pappajohn, a director of the Company.

2)    Two October 2011 Notes in aggregate amount of $80,000 were issued to accredited investors, who had previously invested in the Company, together with warrants to purchase 26,667 shares.

3)    An October 2011 Note in the principal amount of $250,000, and a warrant to purchase 83,334 shares were issued to the Zanett Opportunity Fund, an entity affiliated with Zachary McAdoo, who was subsequently appointed a director of the Company.

4)    Three October 2011 Notes in aggregate amount of $180,000 were issued to accredited investors, who had previously invested in the Company, together with warrants to purchase 60,001 shares.

5)    An October 2011 Note in the principal amount of $40,000, and a warrant to purchase 13,334 shares were issued to the Zanett Opportunity Fund, an entity affiliated with Zachary McAdoo, who is a director of the Company.

6)    A unsecured Bridge Note in the principal amount of $90,000, and a warrant to purchase 30,000 shares were issued to the Zanett Opportunity Fund, an entity affiliated with Zachary McAdoo, who is a director of the Company.

7)    Four October 2011 Notes in aggregate amount of $700,000 and a warrant to purchase 233,335 shares were issued to four new investors to the company.

5,334	$3.00	These warrants were issued to Monarch Capital who acted as placement agents in raising $80,000 from two investors who purchased October 2011 Notes pursuant to the 2011 Bridge Note January Purchase Agreement described in Note 4.

15,167	$3.00	These warrants were issued to Innerkip Capital Management who acted as placement agents in raising $650,000 from three investors who purchased October 2011 Notes pursuant to the 2011 Bridge Note January Purchase Agreement described in Note 4.

(175,195)	$0.30 to $54.0	Warrants expired

2,164,440		Warrants outstanding at September 30, 2012

At September 30, 2012, there were warrants outstanding to purchase 2,164,440 shares of the Company’s common stock. The exercise price of the outstanding warrants range from $3.00 to $9.90 with a weighted average exercise price of $4.35.  The warrants expire at various times starting 2012 through 2018.

6.	INCOME TAXES

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

Reconciliations of the provision (benefit) for income taxes to the amount compiled by applying the statutory federal income tax rate to profit (loss) before income taxes is as follows for each of the years ended September 30:

	2012	2011
Federal income tax (benefit) at statutory rates	(34)%	(34)%
Stock-based compensation	3%	0%
Nondeductible interest expense	(12)%	14%
Extinguishment of debt	0%	6%
Change in valuation allowance	(13)%	31%
State tax benefit	(12)%	(8)%

Temporary differences between the financial statement carrying amounts and bases of assets and liabilities that give rise to significant portions of deferred taxes relate to the following at September 30, 2012 and 2011:

	2012	2011
Deferred income tax assets:
Net operating loss carryforward	$14,037,500	$10,821,500
Deferred interest, consulting and compensation liabilities	2,967,300	2,400,500
Amortization	7,700	(7,100)
Deferred income tax assets – other	8,700	3,600
	17,021,200	13,218,500
Deferred income tax liabilities—other	-	-
Deferred income tax asset—net before valuation allowance	17,021,200	13,218,500
Valuation allowance	(17,021,200)	(13,218,500)
Deferred income tax asset—net	$-	$-

Current and non-current deferred taxes have been recorded on a net basis in the accompanying balance sheet. As of September 30, 2012, the Company has net operating loss carryforwards of approximately $29.1 million. The net operating loss carryforwards expire by 2030. Utilization of net operating losses and capital loss carryforwards may be subject to the limitations imposed by Section 382 of the Internal Revenue Code. The Company has placed a valuation allowance against the deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced accordingly.

7.	RELATED PARTY TRANSACTIONS

As at September 30, 2011, accrued consulting fees included $45,000 due to Dr. Henry Harbin, at that point a director of the Company in accordance with a 12 month consulting agreement, the first term of which ended on December 31, 2010.  The agreement was automatically renewed for an additional 12 month term effective January 1, 2011 and automatically renewed for a third 12 month term effective January 1, 2012.  As at September 30, 2012 we had accrued consulting fees of $81,000 for Dr. Harbin.

On October 1, 2010, the Company entered into the October Purchase Agreement with John Pappajohn to purchase a secured promissory note in the principal amount of $250,000. Additionally, the Company entered into the October Purchase Agreement with SAIL Venture Partners, LP, of which our director, David Jones, was at that time a senior partner of the general partner, to purchase an October Note in the principal amount of $250,000.  For further detail, please refer to the section 2010, 2011 & 2012 Private Placement Transactions in Note 4 above.

On November 3, 2010, the Company entered into the October Purchase Agreement with BGN Acquisitions Ltd. LP, of which our Director, Dr. George Kallins, is the general partner, to purchase a secured promissory note in the principal amount of $250,000.  For further detail, please refer to the section 2010, 2011 & 2012 Private Placement Transactions in Note 4 above.

On November 24, 2010 the Board of Directors, excluding Mr. Pappajohn, resolved to ratify an engagement agreement with Equity Dynamics, Inc. a company owned by Mr. Pappajohn, to provide financial advisory services to assist the Company with the Company’s fund raising efforts.  These efforts have included advice and assistance with the preparation of Private Placement Memoranda, investor presentations, financing strategies, identification of potential and actual investors, and introductions to placement agents and investment bankers. The engagement agreement calls for a retainer fee of $10,000 per month starting February 1, 2010.  As of September 30, 2012 the Company had accrued $320,000 for the services provided by Equity Dynamics of which $155,000 has been paid, leaving $165,000 due and outstanding as at September 30, 2012.  The initial term of the agreement was for 12 months from its initiation. The agreement can be cancelled by either party, with or without cause, with 30 days written notice. On March 22, 2012, the Board ratified the extension of the engagement agreement through January 2012.

On February 15, 2011, pursuant to the January Purchase Agreement, we issued to Mr. Paul Buck, Chief Financial Officer of the Company, an Unsecured Note in the aggregate principal amount of $50,000 and related warrants to purchase up to 8,334 shares. Also on this date the Company pursuant to the January Purchase Agreement, issued an Unsecured Note in the aggregate principal amount of $50,000 and a warrant to purchase 8,334 shares to a trust, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter. For further detail, please refer to the section 2010, 2011 & 2012 Private Placement Transactions in Note 4 above.

On February 23, 2011, an Unsecured Note in the aggregate principal amount of $200,000 and a warrant to purchase 33,334 shares of common stock was issued to Mr. Andy Sassine (an accredited investor who had previously invested in the Company and as a result of this purchase became a beneficial owner of more than 5% of our outstanding common stock). For further detail, please refer to the section 2010, 2011 & 2012 Private Placement Transactions in Note 4 above.

On February 28, 2011, pursuant to the January Purchase Agreement, we issued to SAIL Venture Partners, LP January 2011 Notes in the aggregate principal amount of $187,500 and warrants to purchase up to 31,250 shares of common stock.  Additionally, we issued to SAIL 2010 Co-Investment Partners, L.P., an affiliate of SAIL Venture Partners, LP January 2011 Notes in the aggregate principal amount of $62,500 and warrants to purchase up to 10,417 shares of common stock.  We received $187,500 from SAIL Venture Partners, LP and $62,500 from SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $250,000 in gross proceeds.  Our director, David Jones, was at that time, a senior partner of the general partner of SAIL Venture Partners, LP.  Also on February 28, 2011, pursuant to the 2011 Purchase Agreement, we issued an Unsecured Note in the aggregate principal amount of $400,000, and a warrant to purchase 66,667 shares of common stock to Pyxis Long/Short Healthcare Fund (which had previously invested in the Company and as a result of this purchase became a beneficial owner of more than 5% of our outstanding common stock). For further detail, please refer to the section 2010, 2011 & 2012 Private Placement Transactions in Note 4 above.

 On April 15, 2011, pursuant to the January Purchase Agreement, we issued to SAIL Venture Partners, LP additional January 2011 Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 41,667 shares of common stock.  Additionally, we issued to SAIL 2010 Co-Investment Partners, L.P. January 2011 Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 41,667 shares of common stock.  We received $250,000 from each of SAIL Venture Partners, LP and SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $500,000 in gross proceeds.

On April 25, 2011, pursuant to the January Purchase Agreement, we issued to SAIL Venture Partners, LP further January 2011 Notes in the aggregate principal amount of $125,000 and warrants to purchase up to 20,834 shares of common stock and issued to SAIL 2010 Co-Investment Partners, L.P. January 2011 Notes in the aggregate principal amount of $125,000 and warrants to purchase up to 20,834 shares of common stock.  We received $125,000 from each of SAIL Venture Partners, LP and SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $250,000 in gross proceeds.  Also on April 25, 2011, pursuant to the 2011 Purchase Agreement, we issued a January 2011 Note in the aggregate principal amount of $150,000, and a warrant to purchase 25,000 shares of common stock to Cummings Bay Healthcare Fund which has the same fund manager as the Pyxis Long/Short Healthcare Fund (which had previously invested in the Company and as a result of that prior purchase had already become a beneficial owner of more than 5% of our outstanding common stock).

On October 11, 2011, the Company, with the consent of holders of a majority in aggregate principal amount outstanding (the “Majority Holders”) of its subordinated unsecured convertible notes (the “January 2011 Notes”) amended all of the January 2011 Notes to, among other things, extend the maturity of such notes until October 1, 2012.

On October 12, 2011, the Company, with the consent of the Majority Holders of its senior secured convertible notes (the “October 2010 Notes”), amended all of the October 2010 Notes to, among other things, extend the maturity of such notes until October 1, 2012.  These amendments are further described in Note 4 - Convertible Debt and Equity Financings - 2010, 2011 & 2012 Private Placement Transactions.

On October 18, 2011, CNS Response, Inc. issued October 2011 Notes in the aggregate principal amount of $250,000 and warrants to purchase 41,667 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $250,000. On November 11, 2011 the terms of the corresponding purchase agreement were amended and restated to provide for the issuance of warrants to purchase a number of shares corresponding to 100% of the number of shares issuable on conversion of the 2011 Bridge Notes. Consequently, the shares underlying the warrants issued to Mr. Pappajohn on October 18, 2011 were increased to 83,334 shares of common stock.

On November 11, 2011, the Company issued Mr. Pappajohn additional October 2011 Notes in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock for gross proceeds to the Company of $250,000 as part of the 2011 Bridge Financing.  Again on December 27, 2011, the Company issued Mr. Pappajohn additional October 2011 Notes in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock for gross proceeds to the Company of $250,000 as part of the 2011 Bridge Financing.  As of December 27, 2011, the Company has issued October 2011 Notes in the aggregate principal amount of $750,000 and warrants to purchase 250,002 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $750,000.

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

On April 26, 2012 and on May 25, 2012 we received two short-term, interest free loans of $100,000 each from John Pappajohn for the purpose of funding offering costs and other sundry operating expenses. These loans are evidenced by two demand notes and repayment of these notes scheduled to occur if and when we consummate the next financing. For further details see Note 11 – Subsequent Events.

On August 17, 2012, pursuant to the August 2012 purchase agreement, we issued to SAIL Holdings, LLC on August 2012 Note in the aggregate principal amount of $100,000.  We received $100,000 from SAIL Holding, LLC in gross proceeds.

On August 21, 2012 and September 9, 2012 pursuant to the August 2012 purchase agreement, we issued the Thomas T. and Elizabeth C. Tierney Family Trust two August 2012 Notes in the aggregate principal amount of $200,000. Mr. Tierney is a trustee of his family trust and he is also a limited partner of SAIL Venture Partners, LP.

On August 22, 2012, pursuant to the August 2012 purchase agreement, we issued to Dr. Meyer Proler an August 2012 Note in the aggregate principal amount of $50,000.  We received $50,000 from Dr. Proler in gross proceeds.

The Amended and Restated Security Agreement, dated as of September 30, 2011, between the Company and Paul Buck, as administrative agent for the secured parties (the “Amended and Restated Security Agreement”), which replaced the security agreement from 2010, and the corresponding security interest terminate (1) with respect to the October 2010 Notes, if and when holders of a majority of the aggregate principal amount of October 2010 Notes issued have converted their notes into shares of common stock and, (2) with respect to the January 2011 Notes and notes to be issued in the 2011 Bridge Financing (the “2011 Bridge Notes”), if and when holders of a majority of the aggregate principal amount of January 2011 Notes and October 2011 Notes (on a combined basis) have converted their notes. This agreement was subsequently superseded in its entirety by the Second Amended and Restated Security Agreement, dated as of August 16, 2012, between the Company and Mr. David Jones, as administrative agent for the secured parties. The Second Amended and Restated Security Agreement governs the security interests relating to all abovementioned notes and the new August 2012 Bridge Notes. Mr. Jones was at that time the Chairman of our Board of Directors and is a limited partner and former managing partner of SAIL Venture Partners LP.

The terms of the October 2010 Notes, January 2011 Notes, 2011 Bridge Notes, Unsecured Note and August 2012 Bridge Notes and all related warrants, as well as details of the transactions in which they were issued, are described above in the section 2010, 2011 & 2012 Private Placement Transactions in Note 4.

8.	LOSS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the years ended September 30, 2012 and 2011, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the years ended September 30, 2012 and 2011 is as follows:

	2012	2011
Net Loss for computation of basic net loss per share:
From continuing operations	$(2,916,300)	$(8,328,400)
From discontinued operations	$(490,500)	$(538,200)
Net loss	$(3,406,800)	$(8,866,600)
Basic net loss per share:
From continuing operations	$(1.55)	$(4.45)
From discontinued operations	$(0.26)	$(0.29)
Basic net loss per share	$(1.81)	$(4.74)
Net Loss for computation of dilutive net loss per share:
From continuing operations	$(2,916,300)	$(8,328,400)
From discontinued operations	$(490,500)	$(538,200)
Net loss	$(3,406,800)	$(8,866,600)
Diluted net loss per share:
From continuing operations	$(1.55)	$(4.45)
From discontinued operations	$(0.26)	$(0.29)
Basic net loss per share	$(1.81)	$(4.74)

Basic weighted average shares outstanding	1,887,508	1,869,038
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	1,887,508	1,869,038

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	2,289,131	474,139
Warrants	1,972,998	908,033
Options	548,123	521,470

9.	COMMITMENTS AND CONTINGENT LIABILITIES

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

On July 12, 2012, the Company was served a new complaint filed in Delaware Chancery Court on June 25, 2012 by Leonard Brandt, the Company’s founder, former CEO and Chairman of the Board, captioned Leonard Brandt v. CNS Response, Inc., case no. 7652-VCG.  Brandt hereby seeks indemnification for certain legal expenses and losses that he claims to have incurred defending himself in suits or cross-suits brought by the Company in 2009 while Brandt remained a member of the board of directors, pursuant to the Company’s Articles of Incorporation and By-Laws and the Delaware Corporate Code.  Brandt seeks indemnification and reimbursement in an amount in excess of $500,000, alleged damages in excess of $500,000, interest and legal fees. The Company believed that the complaint is without merit and Brandt has subsequently withdrawn his complaint.

The Company has expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  The Company does not know whether Mr. Brandt will institute additional claims against the Company and the defense of any such claims could involve the expenditure of additional resources by the Company.

Lease Commitments

On December 30, 2009 the Company entered a three year lease, commencing February 1, 2010 and terminating on January 31, 2013 for its new Headquarters and Neurometric Information Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  The 2,023 square foot facility has an average cost for the lease term of $3,600 per month.  The remaining lease obligation totals $16,600 for the fiscal year and 2013.

The Company leases space for its Clinical Services, our discontinued operations under an operating lease.  The original lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility has an average cost for the lease term of $5,100 per month. The remaining lease obligation totals $38,700 for the fiscal year 2013. As the Company discontinued these operations, it fully accrued the remaining outstanding balance of the lease.

The Company incurred rent expense from continuing operations of $43,600 and $43,600 for the fiscal years ended September 30, 2012 and 2011, respectively. Rent expense from discontinued operations was $105,700 and $49,043 for the fiscal years ended September 30, 2012 and 2011.

On November 8, 2010 we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months ending October 2014 and the monthly payment is $412. As of September 30, 2012 the remaining lease obligation is $9,600: being $4,900 and $4,900 for fiscal years 2013 and 2014 respectively.

10.	SIGNIFICANT CUSTOMERS

For the year ended September 30, 2012, three customers accounted for 44% of Neurometric Information Services revenue and four customers accounted for 92% of accounts receivable at September 30, 2012

For the year ended September 30, 2011, three customers accounted for 41% of Neurometric Information Services revenue and 58% of accounts receivable at September 30, 2011.

11.	SUBSEQUENT EVENTS

Events subsequent to September 30, 2012 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  The following events have occurred since September 30, 2012.

On October 19, 2012 the original 2012 Bridge Financing Purchase Agreement in connection with the 2012 Bridge Financing (as detailed in the Convertible Debt and Equity Financings Footnote 4) was amended and restated (the “Amended and Restated Bridge Financing Purchase Agreement”) thereby extending the period for closing the sale of August 2012 Bridge Notes from October 15, 2012 to November 30, 2012. Additionally, the revised notes (“October 2012 Notes”) eliminated the mandatory conversion provision (upon a subsequent equity financing) included in the August 2012 Bridge Notes at the request of a prospective investor. Otherwise the October 2012 Bridge Notes have substantially the same terms as the August 2012 Notes.

The Amended and Restated Bridge Financing Purchase Agreement provides for the issuance and sale of Bridge Notes in the aggregate principal amount of up to $2,000,000, in one or multiple closings to occur no later than November 30, 2012. Additionally this amended and restated agreement also provided for the reissuance and replacement of the five August 2012 Notes with the revised October 2012 Notes. The Amended and Restated Bridge Financing Purchase Agreement also provides that the Company and the holders of the Bridge Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the August 2012 Bridge Notes.

The Company entered into Amended and Restated Bridge Financing Purchase Agreements in connection with the 2012 Bridge Financing with the following accredited investors as detailed in the table below and issued to them October 2012 Notes in the following amounts:

Investor	Date	Amount ($)
Robert Follman(1)	10/19/2012	200,000
Extuple Limited Partnership(2)	10/25/2012	200,000
SAIL 2010 Co-Investment Partners, LP(3)	10/26/2012	20,000
SAIL 2011 Co-Investment Partners, LP(3)	10/26/2012	20,000
SAIL Venture Partners II, LP(3)	10/26/2012	50,000
AlphaNorth Offshore, Inc.(2)	11/6/2012	100,000
Argyris & Ann Vassiliou(2)	11/28/2012	25,000
George Carpenter(4)	11/28/2012	50,000
John Pappajohn(5)	11/28/2012	500,000
Andy Sassine(6)	11/29/2012	25,000
Mark & Jill Oman(2)	11/29/2012	250,000
Ronald Dozoretz MD(2)	11/29/2012	100,000
Larry Hopfenspirger(2)	11/30/2012	60,000
Total Gross Proceeds to the Company		$1,600,000

(1)	Robert Follman is a limited partner of SAIL Venture Partners, LP and is a director nominee of the Company. The Note is held in the Declaration of Trust of Robert J. Follman and Carole A. Follman. Dated August 14, 1978 of which Mr. Follman is a Trustee.
(2)	All are accredited investors and except for Extuple Limited Partners and Mark and Jill Oman all have invested in the Company previously.
(3)	Mr. Walter Schindler became a director of the Company in November 2012 and is the managing member of the general partner of SAIL, of which SAIL 2010 Co-Investment Partners, L.P., SAIL 2011 Co-Investment Partners, L.P., SAIL Venture Partners II, LP and SAIL Holdings, LLC are affiliates. Mr. Jones, who was Chairman of the Board of Directors until November 30, 2012 was also a managing member of the general Partner of SAIL and remains a limited partner of SAIL.
(4)	George Carpenter is the Chief Executive Officer of the Company.
(5)	John Pappajohn is a director of the Company. $200,000 of the aggregate principal amount of $500,000 sold to Mr. Pappajohn were the exchanged for two nonconvertible demand notes held by Mr. Pappajohn.
(6)	Andy Sassine is a director nominee of the Company.

The October 2012 Notes mature on the later of October 1, 2013 or one year from the date of issuance (subject to earlier conversion or prepayment), earn interest at a rate of 9% per year with interest payable at maturity, are convertible into shares of common stock of the Company at a conversion price of $0.04718 and are secured by a first position security interest in the Company’s assets, with the security interest of all previously outstanding convertible promissory notes subordinated. The conversion price is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; and (3) the distribution of other capital stock, indebtedness or other non-cash assets. The October 2012 Notes are convertible at any time at the option of their holders and can be declared due and payable upon an event of default, defined in the October 2012 Notes to occur, among other things, if the Company fails to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if the Company fails to perform any covenant or agreement as required by the October 2012 Notes or materially breaches any representation or warranty in the October 2012 Notes or the Bridge Financing Purchase Agreement. Among the restrictive covenants imposed on the Company pursuant to the Bridge Financing Purchase Agreement is a covenant not to borrow, guaranty or otherwise incur indebtedness that is senior or pari passu with the October 2012 Bridge Notes in excess of $250,000, and a covenant not to effect a merger, reorganization, or sell, exclusively license or lease, or otherwise dispose of any assets of the Company with a value in excess of $20,000, other than in the ordinary course of business.

Including the abovementioned gross proceeds of $1.6 million and the $400,000 gross proceeds received from the issuance of August 2012 Bridge Notes prior to September 30, 2012 (see Note 4) the Company has now issued October 2012 Notes in the aggregate principal amount of $2.0 million. Furthermore, the consents to the 2012 Bridge Financing obtained from holders of previously outstanding convertible promissory notes have taken effect, since the Company has raised more than $1.35 million in the 2012 Bridge Financing. Such consents had been given pursuant to the terms of the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement, dated as of October 24, 2012 (the “Consent Agreement”), between the Company and the holders of at least a majority in aggregate principal amount outstanding (“Majority Holders”) of each tranche of the Company’s secured convertible promissory notes issued in October and November 2010 (the “October 2010 Notes”), secured convertible promissory notes issued between January and April 2011 (the “January 2011 Notes”), secured convertible promissory notes issued between October 2011 and January 2012 (the “October 2011 Notes”) and an unsecured convertible promissory note issued in February 2012 (the “February 2012 Note”). As a result, all of such notes were amended to (a) extend the maturity date of October 1, 2013, (b) set the conversion price at $1.00, subject to adjustment as provided in the notes (except that the conversion price of the October 2011 Notes in the case of conversion upon a qualified offering was only amended for those holders who signed the Consent Agreement) and (c) remove full-ratchet anti-dilution protection. In addition, each holder signing the Consent Agreement forfeited the warrants they received in connection with the issuance of the notes, and consented to the 2012 Bridge Financing, the issuance of the October 2012 Notes and to the subordination of their notes to these October 2012 Notes.

Furthermore, pursuant to the Agreement to Amend Placement Agent Warrants dated November 20, 2012, the placement agents who had received warrants as part of their fee associated with certain investors investing in the multiple abovementioned rounds of bridge notes agreed to remove the full ratchet provision of their warrants to purchase common stock in return for an adjustment in the exercise of those warrants from $3.00 down to $1.00. Warrants to purchase 67,170 shares of common stock were adjusted in this manner, which represents all the warrants which contained the full ratchet provision.

As a condition to the investment in the 2012 Bridge Financing by Equity Dynamics, Inc. (“Equity Dynamics”), an entity owned by the Company’s director John Pappajohn, and SAIL Capital Partners, one of the Company’s principal stockholders, the Company entered into separate letter agreements with Equity Dynamics and SAIL Capital Partners (collectively, the “Governance Agreements”). Pursuant to these letter agreements, the Company agreed, subject to providing required notice to stockholders, to appoint a certain number of persons nominated by Equity Dynamics and SAIL Capital Partners to the Company’s Board of Directors and to create vacancies for that purpose, if necessary. The number of persons to be nominated by Equity Dynamics and SAIL Capital Partners pursuant to this provision is four and three, respectively. In addition, at each meeting of stockholders of the Company at which directors are nominated and elected, the Company agreed to nominate for election four designees of Equity Dynamics and three designees of SAIL Capital Partners and to take all necessary action to support their election and oppose any challenges to such designees. Under the terms of the agreement, the Company may not increase the number of directors to more than seven without the consent of Equity Dynamics and SAIL Capital Partners. The Governance Agreements terminate in the event of the sale of substantially all of the Company’s assets or a change of control, or upon any issuance of securities by the Company to parties not including Equity Dynamics and SAIL Capital Partners, from which the Company receives gross proceeds of at least $10 million.

Consequently, on November 18, 2012, Henry Harbin MD, a director of the Company resigned from the Board of Directors (the “Board”) of the Company and its committees, effective immediately. The remaining directors, apart from Mr. Pappajohn and Mr. McAdoo who remain on the Board, resigned from the Board and its committees on November 30, 2012. These directors were, David Jones (Chairman), Maurice DeWald, George Kallins MD and George Carpenter (CEO).

As a further condition of the November 28, 2012 closing of the 2012 Bridge Financing, the Company also entered into Employment Compensation Forfeiture and Exchange Agreements (“Forfeiture and Exchange Agreements”) with three of its executive officers, George Carpenter, Paul Buck and Michael Darkoch. Pursuant to these agreements, the executives agreed to waive receipt of and release the Company from the payment of 50% of their salaries accrued from August 31, 2010 to September 30, 2012 (amount waived was $56,250 for George Carpenter, $66,083 for Paul Buck and $43,333 for Michael Darkoch), in consideration for which the Company agreed to issue to such executives a certain number of shares of its common stock (56,250 for George Carpenter, 66,083 for Paul Buck and 43,333 for Michael Darkoch). Any remaining accrued salary remains outstanding and shall be paid (i) from time to time at the discretion of the Board of Directors to the extent the Board of Directors determines that such payment will not jeopardize the ability of the Company to continue as a going concern; or (ii) upon the closing of any single financing transaction (including a single financing transaction that contemplates multiple closings) in which the Company receives proceeds of $5 million or more. Additionally, where applicable, the executives agreed to waive receipt of and release the Company from the payment of any previously approved bonus award. Under the agreements, the Company agreed to indemnify the executives for all federal and state income tax payable and actually paid by the executive related directly to the receipt of the common stock, the per share value of which is not expected to be more than the conversion price of the October 2012 Notes which is $0.04718 per share.

Lastly, as a final condition of the November 28, 2012 closing of the 2012 Bridge Financing, the Company entered into a verbal settlement agreement with the Company’s largest creditor to which it owed $1.4 million as at September 30, 2012. Under the agreement, the Company made a $100,000 payment, agreed that 50% of the balance converting into an unsecured convertible note with substantially the same terms as the February 2011 Unsecured Note, which is convertible into shares of common stock at $1 per share and bears interest at 9% and matures on October 1, 2013. The remaining 50% of the balance remains outstanding and would be paid out at a minimum of 10% of future capital raises to pay down the balance and the full amount would be paid upon a raise of $5 million or more.

On December 10, 2012, the Company’s Board approved the appointment of Richard W. Turner, Robert J. Follman, Andrew H. Sassine and Thomas T. Tierney (collectively, the “New Board Members”) to the Board of the Company to fill vacancies. The New Board Members are expected to take office as directors no earlier than ten days after the Company has filed with the Securities and Exchange Commission and mailed to stockholders a Schedule 14f-1 in connection with the change in a majority of the Board. Messrs. Turner and Sassine were appointed to the Board as nominees of Equity Dynamics, Inc. (“Equity Dynamics”), an entity owned by Board member John Pappajohn, pursuant to the terms of the governance agreement, dated November 28, 2012, between the Company and Equity Dynamics. Messrs. Tierney and Follman were appointed to the Board as nominees of SAIL Capital Partners, which is affiliated with Board member Walter Schindler, pursuant to the terms of the governance agreement, dated November 28, 2012, between the Company and SAIL Capital Partners.

Also on December 10, 2012, the Board approved the amendment of the Company’s 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”) to increase the shares authorized for issuance under the 2012 Plan from 333,334 shares to 5,500,000 shares and granted to each of its three existing members as well as to each of the four New Board Members options to purchase 250,000 shares of its common stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share. The options vest evenly over 36 months starting from the date of grant. The Board furthermore granted to each of the five former directors who had departed the Board effective November 30, 2012, (i.e., George Carpenter, Henry Harbin, George Kallins, David Jones, and Maurice DeWald), options to purchase 25,000 shares of its common stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share. These options to former directors are fully vested. Finally, the Board granted to the Company’s executive officers options to purchase shares of its common stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share as follows: George Carpenter 1,200,000 shares, Paul Buck 1,400,000 shares and Michael Darkoch 920,000 shares. These options vest in increments of 12.5% at the beginning of each quarter starting from the date of grant.

The 2012 Plan was approved by the Board on March 22, 2012, but remains subject to stockholder approval. The grants described above therefore also remain subject to approval of the 2012 Plan, as amended, by the Company’s stockholders. Absent stockholder approval of the 2012 Plan, as amended, all of these options will be cancelled. It is anticipated that the number of shares authorized for issuance under the 2012 Plan will be increased further prior to the time that the Company files and mails a proxy statement seeking such stockholder approval.

On December 27, 2012, we agreed to enter into a 12 month extension to our lease for our current location at 85 Enterprise, Suite 410, Aliso Viejo, CA 92656. The lease period starts on February 1, 2013 and ends January 31, 2014. The monthly rent remains the same as our 2012 monthly rate at $4,147 with the 9th month of the lease, October 2013, being a rent-free month.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15, as of September 30, 2012, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Internal Controls Over Financial Reporting

Members of our management, including our PEO and our PFO, have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and we concluded that our internal controls over financial reporting were not effective.

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

To the knowledge of our management, including our PEO and PFO, the aforementioned significant deficiency has not led to a misstatement of our results of operations for the year ended September 30, 2012, or statement of financial position as of September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

During the quarterly period ending September 30, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed within 120 days of our fiscal year end.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules .

(a)          1.       The information required by this item is included in Item 8 of Part II of this Annual Report.

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

Date: January 15, 2013

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

Signature	Title	Date

/s/George Carpenter	Chief Executive Officer	January 15, 2013
George Carpenter	(Principal Executive Officer)

/s/Paul Buck	Chief Financial Officer	January 15, 2013
Paul Buck	(Principal Financial Officer and Principal Accounting Officer)

/s/Zachary McAdoo	Director	January 15, 2013
Zachary McAdoo

/s/John Pappajohn	Director	January 15, 2013
John Pappajohn

/s/Walter Schindler	Director	January 15, 2013
Walter Schindler

EXHIBIT INDEX

Exhibit Number and Exhibit Title

2.1	Agreement and Plan of Merger between Strativation, Inc., CNS Merger Corporation and CNS Response, Inc. dated as of January 16, 2007. Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on January 22, 2007.

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Strativation, Inc., CNS Merger Corporation, and CNS Response, Inc. dated as of February 28, 2007. Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 1, 2007.

3.1	Certificate of Incorporation, as amended. Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-K for the year ended September 30, 2011 (File No. 000-26285) filed with the Commission on December 22, 2011.

3.1.1	Certificate of Amendment to the Certificate of Incorporation, as amended. Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K (File No. 000-26285) filed with the Commission on April 2, 2012.

3.2	Bylaws. Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K (File No. 000-26285) filed with the Commission on March 28, 2012.

4.1**	Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-26285) filed with the Commission on April 1, 2010.

4.2**	2012 Omnibus Incentive Compensation Plan (Subject to stockholder approval). Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed with the Securities and Exchange Commission on April 25, 2011.

4.3	Intentionally omitted.

4.4	Sample Stock Certificate. Incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed with the Securities and Exchange Commission on April 25, 2012.

10.1	Amended and Restated Registration Rights Agreement, dated January 16, 2007 by and among the Registrant and the stockholders signatory thereto. Incorporated by reference to Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on January 16, 2007.

10.2	Form of Subscription Agreement between the Registrant and certain investors, dated March 7, 2007. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.

10.3	Form of Indemnification Agreement by and among the Registrant, CNS Response, Inc., a California corporation, and certain individuals, dated March 7, 2007. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.

10.4	Form of Registration Rights Agreement by and among the Registrant and certain Investors signatory thereto dated March 7, 2007. Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.

10.5	Form of Registration Rights Agreement by and among the Registrant and certain stockholders of the Company signatory thereto dated March 7, 2007. Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.

10.6**	Employment Agreement by and between the Registrant and George Carpenter dated October 1, 2007. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on October 3, 2007.

10.7**	Employment Agreement by and between the Registrant and Daniel Hoffman dated January 11, 2008. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on January 17, 2008.

10.8	Stock Purchase Agreement by and among Colorado CNS Response, Inc., Neuro-Therapy, P.C. and Daniel A. Hoffman, M.D. dated January 11, 2008. Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed with the Commission on January 13, 2009.

10.9	Form of Warrant issued to Investors in Private Placement. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on March 13, 2007.

10.10	Senior Secured Convertible Promissory Note, dated March 30, 2009, by and between the Company and Brandt Ventures, GP. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on April 3, 2009.

10.11	Senior Secured Convertible Promissory Note, dated March 30, 2009, by and between the Company and SAIL Venture Partners, LP. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on April 3 2009.

10.12	Bridge Note and Warrant Purchase Agreement, dated May 14, 2009 by and between the Company and SAIL Venture Partners, LP. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on May 20, 2009.

10.13	Form of Secured Convertible Promissory Note. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on May 20, 2009.

10.14	Form of Warrant to Purchase Shares. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on May 20, 2009.

10.15	Bridge Note and Warrant Purchase Agreement, dated June 12, 2009, by and between the Company and John Pappajohn. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on June 18, 2009.

10.16	Form of Secured Convertible Promissory Note. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on June 18, 2009.

10.17	Form of Warrant to Purchase Shares. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on June 18, 2009.

10.18	Form of Subscription Agreement. Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 30, 2009.

10.19	Form of Warrant. Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 30, 2009.

10.20	Registration Rights Agreement. Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 30, 2009.

10.21	Amendment No. 1 to Registration Rights Agreement. Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 30, 2009.

10.22	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 30, 2009.

10.23**	Employment Agreement by and between the Registrant and Paul Buck effective as of February 18, 2010. Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed with the Commission on July 6, 2010.

10.24**	Consulting Agreement by and among CNS Response, Inc. and Henry T. Harbin, effective January 1, 2010. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File Number 000-26285) filed with the Securities and Exchange Commission on May 14, 2010.

10.25	Bridge Note and Warrant Purchase Agreement, dated as of June 3, 2010, between CNS Response, Inc. and John Pappajohn. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on June 7, 2010.

10.26	Form of Note. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on June 7, 2010.

10.27	Form of Warrant. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on June 7, 2010.

10.28	Placement Agent Agreement dated August 3, 2009 between the Registrant and Maxim Group LLC. Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed with the Commission on July 6, 2010.

10.29	Form of Warrant issued to Placement Agent. Incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed with the Commission on July 6, 2010.

10.30	Form of Registration Rights Agreement dated August 26, 2009 between the Registrant and Maxim Group, LLC. Incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed with the Commission on November 8, 2010.

10.31	Form of Amendment No.1 to Placement Agent Agreement dated July 21, 2010 between the Registrant and Maxim Group LLC. Incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed with the Commission on November 8, 2010.

10.32	Form of Amendment No.1 to Form of Warrant issued to Placement Agent dated July 21, 2010. Incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed with the Commission on November 8, 2010.

10.33	Form of Unsecured Promissory Note. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on July 9, 2010.

10.34	Form of Guaranty. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on July 9, 2010.

10.35	Form of Deerwood Note. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on August 24, 2010.

10.36	Form of Deerwood Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on August 24, 2010.

10.37	Engagement Agreement, dated September 30, 2010, between the Registrant and Monarch Capital Group, LLC, as Placement Agent. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 13, 2010.

10.38	Form of Note and Warrant Purchase Agreement, dated October 1, 2010, by and between the Registrant and the Investors party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 7, 2010.

10.39	Security Agreement, dated October 1, 2010, by and between the Registrant and John Pappajohn, as administrative agent for the secured parties. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 7, 2010.

10.40	Form of October Note. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 7, 2010.

10.41	Form of October Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 7, 2010.

10.42	Form of Placement Agent Warrant issued to Monarch Capital Group, LLC. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 27, 2010.

10.43**	Employment Agreement, dated July 6, 2010, by and between the Registrant and Michael Darkoch. Incorporated by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed with the Commission on November 8, 2010.

10.44	Form of Guaranty, dated as of November 3, 2010, by SAIL Venture Partners, LP in favor of Deerwood Holdings, LLC/Deerwood Partners, LLC. Incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed with the Commission on December 21, 2010.

10.45	Form of Note and Warrant Purchase Agreement, dated as of January 20, 2011, by and between the Registrant and the Investors party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on March 1, 2011.

10.46	Form of Unsecured Note. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on March 1, 2011.

10.47	Form of Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on March 1, 2011.

10.48	Engagement Agreement, dated January 19, 2011, between the Registrant and Monarch Capital Group, LLC. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on March 1, 2011.

10.49	Form of Placement Agent Warrant. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on March 1, 2011.

10.50	Form of Agreement to Convert and Amend, dated as of June 3, 2011, between the Registrant and the holders of the October Notes and related warrants and of the Unsecured Notes and related warrants. Incorporated by reference to Exhibit 10.50 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed with the Securities and Exchange Commission on June 20, 2011.

10.51	Form of Agreement to Amend Placement Agent Warrants, dated as of June 3, 2011, between the Registrant and the holders of the Placement Agent Warrants issued pursuant to the September 30, 2010 and January 19, 2011 engagement agreements between the Registrant and Monarch Capital Group LLC and the April 15, 2011 engagement agreement between the Registrant and Antaeus Capital, Inc. Incorporated by reference to Exhibit 10.51 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed with the Securities and Exchange Commission on June 20, 2011.

10.52	Form of Agreement to Amend Warrants issued to staff members of Equity Dynamics for consulting and support services, dated as of June 8, 2011. Incorporated by reference to Exhibit 10.52 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed with the Securities and Exchange Commission on June 20, 2011.

10.53	Form of Amendment to Stock Option Agreement. Incorporated by reference to Exhibit 10.53 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed with the Securities and Exchange Commission on June 20, 2011.

10.54	Form of Amendment and Conversion Agreement for the Secured Convertible Promissory Notes between the Registrant and the holders’ signatory thereto. Incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Commission on December 22, 2011.

10.55	Form of Amendment and Conversion Agreement for the Subordinated Unsecured Convertible Promissory Notes between the Registrant and the holders signatory thereto. Incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Commission on December 22, 2011.

10.56	Form of Note and Warrant Purchase Agreement, dated as of October 18, 2011, by and between the Registrant and the Investors party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 24, 2011.

10.56.1	Form of Amended and Restated Note and Warrant Purchase Agreement, dated November 11, 2011. Incorporated by reference to Exhibit 10.56.1 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 22, 2011.

10.57	Form of Amended and Restated Security Agreement, dated as of September 30, 2011, by and between the Registrant and Paul Buck, as administrative agent for the secured parties. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 24, 2011.

10.58	Form of Subordinated Secured Convertible Promissory Note. Incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 22, 2011.

10.59	Form of Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on October 24, 2011.

10.60	Form of Subordinated Unsecured Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on March 6, 2012.

10.61	Form of Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on March 6, 2012.

10.62	Consulting Agreement between Henry T. Harbin and CNS Response, Inc., dated as of January 1, 2010. Incorporated by reference to Exhibit 10.62 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed with the Securities and Exchange Commission on April 25, 2012.

10.63	Advisory Agreement between Equity Dynamics, Inc., and CNS Response, Inc., dated as of February 1, 2010. Incorporated by reference to Exhibit 10.63 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed with the Securities and Exchange Commission on April 25, 2012.

10.64	Form of Subordinated Demand Promissory Note, by and between the Company and John Pappajohn. Incorporated by reference to Exhibit 10.64 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed with the Securities and Exchange Commission on April 25, 2012.

10.65	Form of Conversion Agreement for the Senior Convertible Promissory Notes (“October Notes”) between the Registrant and the holders’ signatory thereto, dated as of May 4, 2012. Incorporated by reference to Exhibit 10.65 to the Registrant’s Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-173934) filed with the commission on May 22, 2012.

10.66	Form of Conversion Agreement for the Subordinated Convertible Promissory Notes (“January Notes”) between the Registrant and the holders’ signatory thereto, dated as of May 4, 2012. Incorporated by reference to Exhibit 10.66 to the Registrant’s Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-173934) filed with the commission on May 22, 2012.

10.67	Form of Conversion Agreement for the Subordinated Convertible Promissory Notes (“2011 Bridge Notes”) between the Registrant and the holders’ signatory thereto, dated as of May 4, 2012. Incorporated by reference to Exhibit 10.67 to the Registrant’s Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-173934) filed with the commission on May 22, 2012.

10.68	Form of Lock-up Agreement and Amendment thereto. Incorporated by reference to Exhibit 10.68 to the Registrant’s Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-173934) filed with the commission on May 31, 2012.

10.69	Form of Conversion Agreement for the Senior Convertible Promissory Notes between the Registrant and the holders’ signatory thereto, dated as of June 12, 2012. Incorporated by reference to Exhibit 10.69 to the Registrant’s Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-173934) filed with the commission on June 20, 2012.

10.70	Form of Conversion Agreement for the Subordinated Convertible Promissory Notes between the Registrant and the holders’ signatory thereto, dated as of June 12, 2012. Incorporated by reference to Exhibit 10.70 to the Registrant’s Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-173934) filed with the commission on June 20, 2012.

10.71	Form of Conversion Agreement for the Subordinated Convertible Promissory Notes between the Registrant and the holders’ signatory thereto, dated as of June 12, 2012. Incorporated by reference to Exhibit 10.71 to the Registrant’s Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-173934) filed with the commission on June 20, 2012.

10.72	Form of Secured Convertible Promissory Note (“August 2012 Note”). Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on August 24, 2012.

10.73	Form of Note Purchase Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on August 24, 2012.

10.74	Form of Second Amended and Restated Security Agreement. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on August 24, 2012.

10.75	Form of Secured Convertible Promissory Note (“October 2012 Note”). Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A (File Number 000-26285) filed with the Securities and Exchange Commission on November 13, 2012.

10.76	Form of Amended and Restated Note Purchase Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (File Number 000-26285) filed with the Securities and Exchange Commission on November 13, 2012.

10.77	Form of Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement, dated as of October 24, 2012. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 4, 2012.

10.78	Form of Governance Agreement with Equity Dynamics, Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 4, 2012.

10.79	Form of Governance Agreement with SAIL Capital Partners. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 4, 2012.

10.80	Form of Employment Compensation Forfeiture and Exchange Agreement. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 4, 2012.

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 22, 2011.

23.1	Consent of Independent Registered Public Accounting Firm.

101	The following financial statements and footnotes from the CNS Response, Inc. Annual Report on Form 10-K for the year ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL):*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

** indicates a management contract or compensatory plan.

