Form 10-K/A
period 2012-09-30
CNS RESPONSE, INC.
filed 2013-01-28
CIK 822370

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

Yes     ☐   No      ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $2,867,156 (based on the closing sales price of the registrant's common stock on that date).

At January 25, 2013, the registrant had 7,667,819 shares of Common Stock, $0.001 par value, issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

STATEMENT REGARDING AMENDMENT NO. 1

This Amendment No. 1 to Form 10-K on Form 10-K/A (this “Amendment”) is being filed for the purpose of including the information previously omitted in Part III of the Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission on January 15, 2013 (the “Original Filing”).

Except as expressly noted herein, this Amendment does not reflect events occurring after the January 15, 2013 filing date of our Original Filing, and we do not undertake to update any item of our Original Filing, except in each case to reflect the changes discussed in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing. We are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

We are also filing an Information Statement on Schedule 14f-1 to indicate that there will be a change in the majority of our board of directors in connection with a series of recent agreements between us and certain of our stockholders, as described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2012. Item 10 of this Amendment includes the biographical information for each of our director nominees, who are expected to take office as directors no earlier than ten days after we have filed with the SEC and mailed to stockholders the Information Statement on Schedule 14f-1.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers, directors and director nominees as of January 25, 2013.

Name	Age	Position
George C. Carpenter IV	54	President and Chief Executive Officer
Paul Buck	57	Chief Financial Officer and Secretary
John Pappajohn	84	Director
Zachary McAdoo	40	Director
Walter Schindler	61	Director
Richard W. Turner, Ph.D.	66	Director Nominee
Robert J. Follman	68	Director Nominee
Thomas T. Tierney	74	Director Nominee
Andrew H. Sassine	48	Director Nominee

Change in a Majority of our Board of Directors

In connection with our 2012 bridge financing (the “Bridge Financing”), we entered into Governance Agreements with Equity Dynamics, owned by our director John Pappajohn, and SAIL Capital Partners, one of our principal stockholders, pursuant to which (i) on November 18, 2012, Henry Harbin resigned from the Board of Directors, (ii) effective November 28, 2012, the Board of Directors appointed Walter Schindler, one of four managing members of SAIL Venture Partners, LLC and the managing member of four additional entities affiliated with SAIL Capital Partners, to fill the resulting vacancy, (iii) effective November 30, 2012, George Carpenter, George Kallins, David Jones, and Maurice DeWald resigned from the Board of Directors (Mr. Carpenter retains his position as Chief Executive Officer of the Company) and (iv) on December 10, 2012, the Board of Directors approved the appointment of Richard W. Turner, Robert J. Follman, Andrew H. Sassine and Thomas T. Tierney (collectively, the “New Board Members”) to the Board of Directors to fill the resulting vacancies. The New Board Members are expected to take office as directors no earlier than ten days after the Company has filed with the SEC and mailed to stockholders an Information Statement on Schedule 14f-1.

Messrs. Turner and Sassine are being appointed to the Board to join Mr. Pappajohn and Zachary McAdoo as nominees of Equity Dynamics pursuant to the terms of the Governance Agreement between the Company and Equity Dynamics. Messrs. Tierney and Follman are being appointed to the Board to join Mr. Schindler as nominees of SAIL Capital Partners pursuant to the terms of the Governance Agreement between the Company and SAIL Capital Partners.

Pursuant to the Governance Agreements, we will therefore experience a change in a majority of our Board of Directors, effective at least ten days after the Company has filed with the SEC and mailed to stockholders its Information Statement on Schedule 14f-1.

Please see the disclosure under “— Governance Agreements” for further information on the circumstances surrounding these changes.

George Carpenter, President and Chief Executive Officer

Mr. Carpenter has been serving as our Chief Executive Officer since April 10, 2009, served as our President from October 1, 2007 until April 10, 2009 and was reappointed our President on April 29, 2011. As President until 2009, Mr. Carpenter’s primary responsibility involved developing strategy and commercializing our rEEG technology. Mr. Carpenter also served as a director from April 2009 until November 2012. From 2002 until he joined CNS in October 2007, Mr. Carpenter was the President and CEO of WorkWell Systems, Inc., a national physical medicine firm that manages occupational health programs for Fortune 500 employers. Prior to his position at WorkWell Systems, Mr. Carpenter founded and served as Chairman and CEO of Core, Inc., a company focused on integrated disability management and work-force analytics. He served in those positions from 1990 until Core was acquired by Assurant, Inc. in 2001. From 1984 to 1990, Mr. Carpenter was a Vice President of Operations with Baxter Healthcare, served as a Director of Business Development and as a strategic partner for Baxter’s alternate site businesses. Mr. Carpenter began his career at Inland Steel where he served as a Senior Systems Consultant in manufacturing process control. Mr. Carpenter holds an MBA in Finance from the University of Chicago and a BA with Distinction in International Policy & Law from Dartmouth College.

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

John Pappajohn, Director

John Pappajohn joined our board of directors on August 26, 2009. Since 1969, Mr. Pappajohn has been the President and sole owner of Pappajohn Capital Resources, a venture capital firm, and President and sole owner of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. He serves as a director on the board of public company American CareSource Holdings, Inc., Dallas, TX since 1994. He has served on the boards of public companies ConMed Healthcare Management, Inc., PharmAthene, Inc., Spectrascience, Inc., CareGuide, Inc. and Allion Healthcare, Inc. within the past five years. Mr. Pappajohn was chosen to serve as a director of our company because of his unparalleled experience serving as a director of more than 40 companies and the substantial insight he has gained into the life sciences and healthcare industries by actively investing in the industries for more than 40 years, and by founding and supporting several public healthcare companies. Mr. Pappajohn devotes such portion of his time to his role as a director of CNS Response as is required to properly fulfill his duties in that role. Mr. Pappajohn is one of two current directors serving on our Board pursuant to the Company’s Governance Agreement with Equity Dynamics.

Zachary McAdoo, Director

Zachary McAdoo joined our Board of Directors on November 21, 2011. Mr. McAdoo is the president of McAdoo Capital, Inc., a New York based investment firm founded in 2009 that focuses on investing in small and micro-cap public companies. McAdoo Capital, Inc. is the investment manager to the Zanett Opportunity Fund, Ltd., a Bermuda-based company. From 2005 through 2008, Mr. McAdoo was an analyst and portfolio manager with the Zanett Group, a New York based family office. Prior to joining The Zanett Group, Mr. McAdoo worked for seven years for two other small cap investment firms. Mr. McAdoo graduated from McGill University in 1995 with a Bachelor of Arts degree in Psychology. In 2004 he became a CFA charter holder. In addition to his experience investing in healthcare services, diagnostics and medical device companies, Mr. McAdoo brings a direct-to-consumer marketing perspective to the Board through his experience of investing in companies across many industries that use direct marketing methods. Mr. McAdoo is one of two current directors serving on our Board pursuant to the Company’s Governance Agreement with Equity Dynamics.

Walter Schindler, Director

Walter L. Schindler joined our board on December 10, 2012. Mr. Schindler has been Managing Partner of SAIL Capital Partners, LLC, since he founded it in 2002. SAIL Capital Partners is a pioneer and global leader of investment in sustainable innovation in energy and water technology companies. The firm focuses on investments primarily in growth companies pursuing the worldwide energy and water markets, and has offices in California, Toronto, Washington DC, and New Orleans. Mr. Schindler has also been a member of the Board of Directors of Xtreme Power, Inc. since 2008. Prior to SAIL, Mr. Schindler was the Managing Partner of Gibson, Dunn & Crutcher’s Orange County, California office, one of the largest in its worldwide network. He was the lead strategic legal advisor in over 60 successful mergers, acquisitions, and IPOs. His assignments included advising Pacific Life with regard to the creation and execution of the exit strategy for its investment in PIMCO and working on the IPO of Ultrasystems, the first renewable power project development company in the USA to go public. He has 30 years of experience in energy and renewable power and related exit experience. Mr. Schindler is a native of New Orleans and earned his B.A, M.A and Ph.D. with honors from Yale University and his J.D. with honors from Harvard Law School, and was a Fulbright Scholar in Italy. He is also a published poet and the author of a book on the life and the poetry of the English poet and statesman John Milton. Mr. Schindler was appointed to the Board pursuant to the Company’s Governance Agreement with SAIL Capital Partners and was selected because of his extensive strategic corporate experience.

Richard W. Turner, Ph.D. Director Nominee

Dr. Turner is a director nominee. Dr. Turner served as the Chief Executive Officer and the Chairman of the Board of Directors of ConMed Healthcare Management, Inc., a public company providing healthcare services to county and municipal detention centers, from 2007 until 2012, when it merged with and into a wholly-owned subsidiary of Correct Care Solutions, LLC. Prior to consulting for ConMed's predecessor in interest in May 2006, Dr. Turner served as President and Chief Executive Officer of EyeTel Imaging, Inc., from January 2004 to May 2006. Prior to January 2004, Dr. Turner served as President and Chief Executive Officer of BEI Medical Systems Company, Inc., a company engaged in the development and marketing of a minimally invasive endometrial ablation system. BEI Medical was sold to Boston Scientific Corp. for approximately $95 million in 2002. Dr. Turner graduated from Old Dominion University with a Bachelor of Science degree, earned his M.B.A. from Pepperdine University and earned his Ph.D. from Berne University. Since June 2011, Dr. Turner has served as a member of the Board of Directors of American CareSource Holdings, Inc., a publicly traded ancillary health care services company. Dr. Turner is being appointed to the Board pursuant to the Company’s Governance Agreement with Equity Dynamics and he was selected to serve as a director because of his extensive leadership experience, having served as executive officer to many companies in the healthcare and medical field.

Robert J. Follman, Director Nominee

Robert J. Follman is a director nominee. Mr. Follman is President and CEO of R.A. Industries Inc., one of the leading producers of complex multi-axis components for the aerospace, nuclear, petroleum and other commercial industries, and has served in that position since 1976. He is also President and CEO of Markall Incorporated, a related company that produces and markets electro-mechanical assemblies for the same markets. Mr. Follman is a longtime supporter of many local and national charitable organizations and is active in many community and civic affairs. He has a long history of supporting the UC Irvine Diabetes Center, among other organizations. Mr. Follman is being appointed to the Board pursuant to the Company’s Governance Agreement with SAIL Capital Partners and he was selected to serve as a director because of his leadership experience, having served as executive officer, and his influence as a business and civic leader.

Thomas T. Tierney, Director Nominee

Thomas T. Tierney is a director nominee. Mr. Tierney owns and operates Vitatech Nutritional Sciences Inc. which manufactures and markets nutritional supplements and over-the-counter drugs under an FDA manufacturing license using current Good Manufacturing Practices. Mr. Tierney joined Vitatech, which was previously known as Linwilco Laboratories, in 1971 as its General Manager and became its President in 1980. From 1988 till its sale in 2004, Mr. Tierney was also the Chairman and CEO of Body Wise International, a nutritional supplements distributer focused on weight management, fitness performance and anti-aging strategies. Mr. Tierney served in the Air Force from 1960 to 1971, including a tour of duty in Vietnam where he served as Deputy Chief of Logistics Plans and Programs at the Headquarters 7th Air Force during the time of the Tet Offensive. After completing this tour, he was assigned as a Pentagon Research Associate at the Rand Corporation where he worked on logistics analysis and the use of advanced technologies. He has a BA in business from Wayne State University and an MSc. in logistics management from the Air Force Institute of Technology. Mr. Tierney has a distinguished record of civic activities including being Trustee of the UCI Foundation Board, a Regent of Bastyr University, Seattle, Washington, is active with the Wounded Warriors Project, is an active participant in leadership positions in stem cell research, The MIND Institute, UC Irvine School of Medicine Advisory Board and on the Board of Children’s Hospital of Orange County, as well as multiple other Educational, Arts and Law enforcement organizations. In 2001 Mr. Tierney and his wife Elizabeth were recognized as Outstanding Philanthropists of the Year. Mr. Tierney is being appointed to the Board pursuant to the Company’s Governance Agreement with SAIL Capital Partners and he was selected to serve as a director because of his extensive experience in management, his knowledge of the FDA, his commitment to the health and wellness of military personnel and his influence as a business and civic leader.

Andrew H. Sassine, Director Nominee

Andrew H. Sassine is a director nominee. Mr. Sassine worked as a portfolio manager for Fidelity Investments (“Fidelity”) from 1999 to 2012. Between 2004 and 2011, he managed Fidelity Small Cap Stock Fund, Fidelity International Small Cap Opportunities Fund and Fidelity Advisor International Small Cap Opportunities Fund. Mr. Sassine joined Fidelity in 1999 as a high yield research analyst covering the Telecommunications, Satellite, Technology, Defense and Aerospace, and Restaurant Industries. In 2001, he joined the international group as a research analyst covering small and mid-cap international stocks. Prior to joining Fidelity, Mr. Sassine was a vice president in the Acquisition Finance Group at Fleet National Bank. Prior to joining Fleet, he managed a portfolio of highly leveraged middle market companies at Continental Bank and Heller Financial in Chicago. Mr. Sassine has been a member of the Henry B. Tippie College of Business, University of Iowa, Board of Advisors since 2009 and the Clarke Schools for Hearing and Speech, Board of Trustees since 2009. Mr. Sassine earned a Bachelor of Arts degree at the University of Iowa in 1987 and an MBA from the Wharton School at the University of Pennsylvania in 1993. Mr. Sassine is being appointed to the Board pursuant to the Company’s Governance Agreement with Equity Dynamics and he was selected to serve as a director because of his extensive investment management experience.

Significant Employees

As of the date hereof, the Company has no significant employees other than the current executive officers.

Board Composition and Director Independence

Our Board of Directors currently consists of three members. In addition, following the expiration of the 10-day period beginning on the later of the date of the filing of this Information Statement with the SEC pursuant to Rule 14f-1 or the date of mailing of this Information Statement to our stockholders, an additional four individuals will become members of our Board.

The Company’s securities are not listed on a national securities exchange or an inter-dealer quotation system that has requirements that a majority of the Board of Directors be independent. We nonetheless use the definition of “independence” under Rule 5602 of the Nasdaq Stock Market Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board are independent. In making this determination, our Board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our Board affirmatively determined that, among its current directors, Zachary McAdoo is an “independent” director as that term is defined in the Nasdaq Stock Market Rules. Prior to their respective resignations, Henry Harbin, George Kallins and Maurice DeWald had also been determined to be “independent.” The Board is expected to determine shortly which of the New Board Members qualify as “independent” under such rules.

Board Committees

Our Board of Directors established an audit committee and a compensation committee at a Board meeting held on March 3, 2010, and governance and nominations committee at a Board meeting held on March 22, 2012. Each committee has its own charter, which is available on our website at www.cnsresponse.com. Information contained on our website is not incorporated herein by reference. Each of the Board committees has the composition and responsibilities described below.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended (the “Exchange Act”). After the resignation of Messrs. Kallins and DeWald and pending appointment of the Director Nominees, the sole current member of our audit committee is Zachary McAdoo. Mr. McAdoo is “independent” within the meaning of Rule 10A-3 under the Exchange Act and the Nasdaq Stock Market Rules. Our Board has determined that Mr. McAdoo serves as the “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. In his roles as president of, and analyst and portfolio manager in, various investment firms, Mr. McAdoo has gained over 10 years of experience analyzing the financial statements of public companies, assessing the use of accounting methods employed by those companies and the financial acumen of management.

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

Audit Committee Report1

In fulfilling its responsibilities for the financial statements for fiscal year 2012, the audit committee of the Board of Directors:

• Reviewed and discussed the audited financial statements for the year ended September 30, 2012 with management and Cacciamatta Accountancy Corporation (the “Auditors”), the Company’s independent auditors; and

• Received written disclosures and the letter from the Auditors regarding its independence as required by Independence Standards Board Standard No. 1. The audit committee discussed with the Auditors their independence.

In fulfilling its responsibilities for the financial statements for fiscal year 2012, the audit committee discussed with the Auditors the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit. The audit committee also considered the status of other areas of oversight relating to the financial reporting and audit process that it determined appropriate.

Based on the audit committee’s review of the audited financial statements and discussions with management and the Auditors, the audit committee recommended to the Board of Directors the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 for filing with the Securities and Exchange Commission. The audit committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

Audit Committee of the Board of Directors

Zachary McAdoo

(1) The material in this Audit Committee Report is not “soliciting material” and is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Committee

After the resignation of Messrs. Kallins and Harbin, and pending appointment of the Director Nominees, Zachary McAdoo is the sole member of our compensation committee. Mr. McAdoo is “independent” within the meaning of the Nasdaq Stock Market Rules. In addition, Mr. McAdoo qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our compensation committee assists the Board of Directors in the discharge of its responsibilities relating to the compensation of the Board of Directors and our executive officers.

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

Governance and Nominations Committee

After the resignation of Messrs. Harbin and DeWald, and pending appointment of the Director Nominees, Zachary McAdoo is the sole member of our governance and nominations committee. Mr. McAdoo is “independent” within the meaning of the Nasdaq Stock Market Rules. The purpose of the governance and nominations committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board.

The committee’s responsibilities include:

•	Selecting director nominees. The governance and nominations committee recommends to the Board of Directors nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the Board. The governance and nominations committee would consider candidates proposed by stockholders and will apply the same criteria and follow substantially the same process in considering such candidates as it does when considering other candidates. The governance and nominations committee may adopt, in its discretion, separate procedures regarding director candidates proposed by our stockholders. Director recommendations by stockholders must be in writing, include a resume of the candidate’s business and personal background and include a signed consent that the candidate would be willing to be considered as a nominee to the Board and, if elected, would serve. Such recommendation must be sent to the Company’s Secretary at the Company’s executive offices. When it seeks nominees for directors, our governance and nominations committee takes into account a variety of factors including (a) ensuring that the Board, as a whole, is diverse and consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including expertise that could qualify a director as a “financial expert,” as that term is defined by the rules of the SEC), local or community ties and (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with the company’s business and industry, independence of thought and an ability to work collegially. The Company is of the view that the continuing service of qualified incumbents promotes stability and continuity in the Board room, contributing to the ability of the Board of Directors to work as a collective body, while giving the Company the benefit of the familiarity and insight into the Company’s affairs that its directors have accumulated during their tenure. Accordingly, the process of the governance and nominations committee for identifying nominees reflects the Company’s practice of re-nominating incumbent directors who continue to satisfy the committee’s criteria for membership on the Board of Directors, whom the committee believes continue to make important contributions to the Board of Directors and who consent to continue their service on the Board of Directors. The Board has not adopted a formal policy with respect to its consideration of diversity and does not follow any ratio or formula to determine the appropriate mix; rather, it uses its judgment to identify nominees whose backgrounds, attributes and experiences, taken as a whole, will contribute to the high standards of Board service. The governance and nominations committee may adopt, and periodically review and revise as it deems appropriate, procedures regarding director candidates proposed by stockholders.

•	Reviewing requisite skills and criteria for new Board members and Board composition. The governance and nominations committee reviews with the entire Board of Directors, on an annual basis, the requisite skills and criteria for Board candidates and the composition of the Board as a whole.

•	Hiring of search firms to identify director nominees. The governance and nominations committee has the authority to retain search firms to assist in identifying Board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee.

•	Selection of committee members. The governance and nominations committee recommends to the Board of Directors, on an annual basis, the directors to be appointed to each committee of the Board of Directors.

•	Evaluation of the Board of Directors. The governance and nominations committee will oversee an annual self-evaluation of the Board of Directors and its committees to determine whether it and its committees are functioning effectively.

•	Development of Corporate Governance Guidelines. The governance and nominations committee will develop and recommend to the Board a set of corporate governance guidelines applicable to the Company.

The governance and nominations committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The governance and nominations committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.

Governance Agreements

On November 28, 2012, the Company entered into Governance Agreements with Equity Dynamics and SAIL Capital Partners. Pursuant to these agreements, the Company agreed, subject to providing required notice to stockholders, to appoint a certain number of persons nominated by Equity Dynamics and SAIL Capital Partners to the Company’s Board of Directors and to create vacancies for that purpose, if necessary. The number of persons to be nominated by Equity Dynamics and SAIL Capital Partners pursuant to this provision is four and three, respectively. In addition, at each meeting of stockholders of the Company at which directors are nominated and elected, the Company agreed to nominate for election four designees of Equity Dynamics and three designees of SAIL Capital Partners and to take all necessary action to support their election and oppose any challenges to such designees. Under the terms of the agreements, the Company may not increase the number of directors to more than seven without the consent of Equity Dynamics and SAIL Capital Partners. The Governance Agreements terminate in the event of the sale of substantially all of the Company’s assets or a change of control, or upon any issuance of securities by the Company to parties not including Equity Dynamics and SAIL Capital Partners, from which the Company receives gross proceeds of at least $10 million.

Board Meetings

During the fiscal year ended September 30, 2012, the Board held 15 meetings and the Board Committees held a total of four meetings. Each incumbent director attended 75% or more of the total number of meetings of the Board and the Board Committees of which he or she was a member during the period he or she served as a director in fiscal year 2012. The Board of Directors did not meet in executive session during the fiscal year ended September 30, 2012.

The Company has not yet established a policy with respect to Board members’ attendance at its annual meetings.

Board Leadership Structure

To assure effective and independent oversight of management, our Board of Directors operates with the roles of Chief Executive Officer and Chairman of the Board separated in recognition of the differences between these two roles in the management of the Company. The Chairman of the Board is an independent, non-management role.

Our Board of Directors believes that this leadership structure provides the most effective leadership model for our company. By permitting more effective monitoring and objective evaluation of the Chief Executive Officer’s performance, this structure increases the accountability of the Chief Executive Officer. A separation of the Chief Executive Officer and Chairman roles also prevents the former from controlling the Board's agenda and information flow, thereby reducing the likelihood that the Chief Executive Officer would abuse his power.

Board Oversight of Risk Management

Our Board believes that overseeing how management manages the various risks we face is one of its most important responsibilities to the Company’s stakeholders. Our Board believes that, in light of the interrelated nature of the Company’s risks, oversight of risk management is ultimately the responsibility of the full Board; however, it has delegated this responsibility to the audit committee with respect to financial risk. The audit committee meets before each quarterly filing on Form 10-Q or the annual filing on Form 10-K with management and the independent registered public accounting firm to review the Company’s major financial risk exposures and the steps taken to monitor and control such exposures. Our Board meets regularly to discuss the strategic direction and the issues and opportunities facing our company. Throughout the year, our Board provides guidance to management regarding our strategy and helps to refine our plans to implement our strategy. The involvement of the Board in setting our business strategy is critical to the determination of the types and appropriate levels of risk undertaken by the Company.

Stockholder Communications

Interested parties may communicate with any and all members of our Board of Directors by transmitting correspondence addressed to one or more directors by name at the address appearing on the cover page of this Information Statement. Communications from our stockholders to one or more directors will be collected and organized by our Corporate Secretary and will be forwarded to the Chairman of the Board of Directors or to the identified director(s) as soon as practicable. If multiple communications are received on a similar topic, the Corporate Secretary may, in his discretion, forward only representative correspondence. The Chairman of the Board of Directors will determine whether any communication addressed to the entire Board of Directors should be properly addressed by the entire Board of Directors or a committee thereof. If a communication is sent to the Board of Directors or a Committee, the Chairman of the Board of Directors or the Chairman of that committee, as the case may be, will determine whether a response to the communication is warranted.

Conflicts of Interest

We are not aware of any current conflicts of interest between our officers and directors, and us.  However, certain potential conflicts of interests may arise in the future.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate or may own and operate in the future. These persons may continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among our interests and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our stockholders will have any right to require participation in such other activities.

Further, because we may transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2012, all of our executive officers, directors and the holders of 10% or more of our common stock complied with all Section 16(a) filing requirements, except for the following: SAIL Venture Partners LP (no filing), John Pappajohn (late filing) and Paul Buck (late filing).

Code of Ethics

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

ITEM 11.	Executive Compensation

Unless otherwise indicated, all stock-based amounts appearing in this Annual Report on Form 10-K/A have been adjusted to give effect to the 1-for-30 reverse stock split effective April 2, 2012.

Overview of Compensation Practices

Our executive compensation program is administered by the compensation committee.

Compensation Philosophy

Generally, we compensate our executive officers with a compensation package that is designed to drive company performance to maximize shareholder value while meeting our needs and the needs of our executives. The following are objectives we consider:

•	Alignment — to align the interests of executives and shareholders through equity-based compensation awards;

•	Retention — to attract, retain and motivate highly qualified, high performing executives to lead our growth and success; and

•	Performance — to provide, when appropriate, compensation that is dependent upon the executive’s achievements and the company’s performance.

In order to achieve the above objectives, our executive compensation philosophy is guided by the following principles:

•	Rewards under incentive plans are based upon our short-term and longer-term financial results and increasing shareholder value;

•	Executive pay is set at sufficiently competitive levels to attract, retain and motivate highly talented individuals who are necessary for us to strive to achieve our goals, objectives and overall financial success;

•	Compensation of an executive is based on such individual’s role, responsibilities, performance and experience; and

•	Annual performance of our company and the executive are taken into account in determining annual bonuses with the goal of fostering a pay-for-performance culture.

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

Health and Welfare Benefits

The executive officers participate in health and welfare and paid time-off benefits which we believe are competitive in the marketplace. Health and welfare and paid time-off benefits help ensure that we have a productive and focused workforce.

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

Summary Compensation Table

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ending September 30, 2012 and 2011 provided by (i) each person serving as our principal executive officer (“PEO”) or acting in a similar capacity during our fiscal year ended September 30, 2012, (ii) our two most highly compensated executive officers other than our PEO who were serving as executive officers on September 30, 2012 and whose total compensation exceeded $100,000 (collectively with the PEO referred to as the “named executive officers” in this Executive Compensation section).

Name and Principal Position	Fiscal Year Ended September 30,	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
George Carpenter	2012	157,500	—	—	22,100	(3)	179,600
(President and Chief Executive Officer )	2011	304,100	—	—	21,800	(3)	325,900

Daniel Hoffman	2012	187,000	—	—	20,700	(4)	207,700
(Chief Medical Officer through December 26, 2012)	2011	235,500	—	—	27,700	(4)	263,200

Paul Buck	2012	121,300	—	—	24,000	(3)	145,300
(Chief Financial Officer)	2011	188,500	—	—	22,900	(3)	211,400

(1)

Salary for the fiscal years ended September 30, 2012 and 2011 was accrued and paid as follows:

• $112,500 of Mr. Carpenter’s 2012 salary was accrued and unpaid as of September 30, 2012. In addition, $33,700 of Mr. Carpenter’s 2010 salary was paid in fiscal 2011.

• $77,000 of Dr. Hoffman’s 2012 salary was accrued and unpaid as of September 30, 2012.

• $86,700 of Mr. Buck’s 2012 salary, $19,500 of his 2011 salary and $26,000 of his 2010 salary was accrued and unpaid as of September 30, 2012.

50 percent of the accrued and unpaid salary as of September 30, 2012 was subsequently settled in accordance with the terms of the Forfeiture and Exchange Agreements described in the paragraph following this table.

(2)	The aggregate number of shares issuable upon exercise of options outstanding for the named executive officers at September 30, 2012 was: 165,631 shares for Mr. Carpenter, 47,772 shares for Dr. Hoffman and 15,000 shares for Mr. Buck.

(3)	Relates to healthcare insurance premiums paid on behalf of executive officers by us.

(4)	Relates to healthcare insurance premiums for the years ended September 30, 2012 and 2011 of $20,735 and $22,028, respectively, and automobile expenses of $1,900 and $5,700, respectively, paid on behalf of Dr. Hoffman by us.

Narrative Disclosure to Summary Compensation Table

In connection with the November 28, 2012 closing of the Bridge Financing, the Company entered into Forfeiture and Exchange Agreements with three of its executive officers, George Carpenter, Paul Buck and Michael Darkoch. Mr. Darkoch did not qualify as a “named executive officer” for fiscal year 2012. Pursuant to these agreements, the executives agreed to waive receipt of and release the Company from the payment of 50% of their salaries accrued from August 31, 2010 to September 30, 2012 (amount waived was $56,250 for George Carpenter, $66,083 for Paul Buck and $43,333 for Michael Darkoch), in consideration for which the Company agreed to issue to such executives a certain number of shares of its common stock: 56,250 for George Carpenter, 66,083 for Paul Buck and 43,333 for Michael Darkoch). Any remaining accrued salary remains outstanding and shall be paid (i) from time to time at the discretion of the Board of Directors to the extent the Board of Directors determines that such payment will not jeopardize the ability of the Company to continue as a going concern; or (ii) upon the closing of any single financing transaction (including a single financing transaction that contemplates multiple closings) in which the Company receives proceeds of $5 million or more. Additionally, where applicable, the executives agreed to waive receipt of and release the Company from the payment of any previously approved bonus award. Under the agreements, the Company agreed to indemnify the executives for all federal and state income tax payable and actually paid by the executive related directly to the receipt of the common stock, the per share value of which is not expected to be more than the conversion price of the October 2012 Bridge Notes which is $0.04718 per share.

Also on December 10, 2012, the Board approved the amendment of the Company’s 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”) to increase the shares authorized for issuance under the 2012 Plan from 333,334 shares to 5,500,000 shares and granted to each of its three existing members as well as to each of the four New Board Members options to purchase 250,000 shares of its common stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share. The options vest evenly over 36 months starting from the date of grant. The Board furthermore granted to each of the five former directors who had departed the Board effective November 30, 2012, i.e., George Carpenter, Henry Harbin, George Kallins, David Jones, and Maurice DeWald, options to purchase 25,000 shares of its common stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share. These options to former directors are fully vested. Finally, the Board granted to the Company’s executive officers options to purchase shares of its common stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share as follows: George Carpenter 1,200,000 shares, Paul Buck 1,400,000 shares and Michael Darkoch 920,000 shares. These options vest in increments of 12.5% at the beginning of each quarter starting from the date of grant.

The 2012 Plan was approved by the Board on March 22, 2012, but remains subject to stockholder approval. The option grants described above therefore also remain subject to approval of the 2012 Plan, as amended, by the Company’s stockholders. Absent stockholder approval of the 2012 Plan, as amended, all of these options will be cancelled. It is anticipated that the number of shares authorized for issuance under the 2012 Plan will be increased further prior to the time that the Company files and mails a proxy statement seeking such stockholder approval.

Since we had limited cash and cash equivalent resources as of September 30, 2012 and 2011, we elected to preserve our cash and did not pay any bonuses to our executive officers during our fiscal years ended September 30, 2012 and 2011.

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

Employment Agreements

George Carpenter

On October 1, 2007, we entered into an employment agreement with George Carpenter pursuant to which Mr. Carpenter began serving as our President. During the period of his employment, Mr. Carpenter will receive a base salary of no less than $180,000 per annum, which is subject to upward adjustment at the discretion of the Chief Executive Officer or our Board of Directors. On March 3, 2010, the Board of Directors increased the annual base salary of Mr. Carpenter to $270,000, with the increase in salary having retroactive effect to January 1, 2010. In addition, pursuant to the terms of his initial employment agreement, on October 1, 2007, Mr. Carpenter was granted an option to purchase 32,297 shares of our common stock at an exercise price of $26.70 per share pursuant to our 2006 Stock Incentive Plan. In the event of a change of control transaction, a portion of Mr. Carpenter’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between October 1, 2008 and the date of the corporate transaction over the vesting period (48 months) will automatically accelerate, and become fully vested. Mr. Carpenter is entitled to four weeks’ vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we offer our employees from time to time.

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

As of April 10, 2009, Mr. Carpenter was named Chief Executive Officer and a director of the Company and, on April 29, 2011, became our President again. This was a position he had held from the time that he had joined the Company in October 2007 through to April 10, 2009 when he was named Chief Executive Officer and Chairman of the Board. Mr. Carpenter resigned from the Board of Directors on November 30, 2012, and remains the President and Chief Executive Officer of the Company.

Daniel Hoffman

On January 11, 2008, we entered into an employment agreement with Daniel Hoffman pursuant to which Dr. Hoffman began serving as our Chief Medical Officer effective January 15, 2008. During the period of his full-time employment, Dr. Hoffman received a base salary of $150,000 per annum, which was subject to upward adjustment and was increased to an annual base salary of $264,000 effective January 2011. Dr. Hoffman also has the opportunity to receive bonus compensation, if and when approved by our Board of Directors. Dr. Hoffman’s employment is on an “at-will” basis, and Dr. Hoffman may terminate his employment with us for any reason or for no reason. Similarly, we may terminate Dr. Hoffman’s employment with or without cause. If we terminate Dr. Hoffman’s employment without cause or Dr. Hoffman involuntarily terminates his employment with us, Dr. Hoffman will be eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum upon termination. If Dr. Hoffman is terminated by us for cause, or if Dr. Hoffman voluntarily terminates his employment, he will not be entitled to any severance. Dr. Hoffman is entitled to four weeks’ vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we offer our employees from time to time. In the event of a change of control transaction, a portion of Dr. Hoffman’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between option grant date and the date of the corporate transaction over the vesting period (42 months) will automatically accelerate, and become fully vested. Dr. Hoffman’s employment agreement is in the process of being renegotiated as he has transitioned to a part-time role of Medical Director.

In addition to being the Chief Medical Officer, Dr. Hoffman served as President of the Company from April 10, 2009 to April 29, 2011. Due to the cessation of operations of the Neuro-Therapy Clinic, effective December 26, 2012, Dr. Hoffman has transitioned his role as full-time Chief Medical Officer of CNS Response to being its part-time Medical Director.

Paul Buck

On February 18, 2010, we entered into an employment agreement with Paul Buck pursuant to which Mr. Buck began serving as our Chief Financial Officer on an “at will” basis and will be paid a salary of no less than $208,000 per annum, which is subject to upward adjustment at the discretion of the Chief Executive Officer or the Board of Directors of our company. Pursuant to his employment agreement, Mr. Buck also received an option to purchase 15,000 shares of our common stock on March 3, 2010, which options vest in 48 equal installments commencing on March 3, 2010. The options have an exercise price of $16.50 per share and were granted under our 2006 Stock Incentive Plan. In the event of a change of control transaction, a portion of Mr. Buck’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between March 3, 2010 and the date of the corporate transaction over the vesting period (48 months) will automatically accelerate, and become fully vested. In the event of a change of control transaction, a portion of Mr. Buck’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between option grant date and the date of the corporate transaction over the vesting period (48 months) will automatically accelerate, and become fully vested. Mr. Buck is entitled to four weeks’ vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we offer our employees from time to time. As Mr. Buck’s employment is on an “at-will” basis, he may terminate his employment with us for any reason or for no reason. Similarly, we may terminate Mr. Buck’s employment with or without cause. If we terminate Mr. Buck’s employment without cause or Mr. Buck involuntarily terminates his employment with us, Mr. Buck shall be eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum upon termination. If Mr. Buck is terminated by us for cause, or if Mr. Buck voluntarily terminates his employment, he will not be entitled to any severance.

2006 Stock Incentive Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). On March 7, 2007, in connection with the closing of the merger transaction with CNS California, we assumed the CNS California stock option plan and all of the options granted under the plan at the same price and terms. Subsequently, we amended the 2006 Plan on March 3, 2010 to increase the number of shares of common stock reserved for issuance under the 2006 Plan from 333,334 to 666,667 shares and increased the limit on shares underlying awards granted within a calendar year to any eligible employee or director from 100,000 to 133,334 shares of common stock. The amendment was approved by our shareholders at the annual meeting held on April 27, 2010. The following is a summary of the 2006 Plan, as amended, which we use to provide equity compensation to employees, directors and consultants to our company.

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

We have adopted ASC 718-20 (formerly, SFAS No. 123R — revised 2004, “Share-Based Payment”), and related interpretations. Under ASC 718-20, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. We estimate the fair value of each option on the grant date using the Black-Scholes model. Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award.

Originally, a total of 333,334 shares of common stock were reserved for issuance under the 2006 Plan. The 2006 Plan also originally provided that in any calendar year, no eligible employee or director shall be granted an award to purchase more than 100,000 shares of stock. On March 3, 2010, the Board of Directors approved an amendment to the 2006 Plan which increased the number of shares of common stock reserved for issuance under the 2006 Plan from 333,334 to 666,667 shares and increased the limit on shares underlying awards granted within a calendar year to any eligible employee or director from 100,000 to 133,334 shares of common stock. The amendment was approved by shareholders at the annual meeting held on April 27, 2010.

On March 3, 2010, the Board of Directors also approved the grant of 305,000 options to staff members, directors, advisors and consultants. For staff members the options will vest equally over a 48 month period while for directors, advisors and consultants the options will vest equally over a 36 month period.

On July 5, 2010, the Board of Directors further approved the grant of 26,667 options to staff members, directors and advisors with similar vesting periods as the March 3, 2010 options mentioned above.

On March 11, 2011, the Board of Directors further approved the grant of 15,834 options to staff members with similar vesting periods as the March 3, 2010 options mentioned above.

As of September 30, 2012, 70,825 options were exercised and there were 504,076 options and 6,132 restricted shares outstanding under the amended 2006 Plan, leaving 85,634 shares which have not been awarded. The 2006 Plan has been frozen.

2012 Omnibus Incentive Compensation Plan

On March 22, 2012, our Board of Directors approved the CNS Response, Inc. 2012 Plan, subject to stockholder approval at the Company’s next annual meeting of stockholders. The 2012 Plan replaced the Company’s abovementioned 2006 Plan. The 2012 Plan provides for the grant of options (including nonqualified options and incentive stock options), restricted stock, performance units, performance shares, deferred stock, restricted stock units, dividend equivalents, bonus shares and other stock-based awards to directors, officers, employees and/or consultants of the Company.

Also on March 22, 2012, our Board approved the grant of options to purchase 42,670 shares of common stock pursuant to such plan at an exercise price of $3.00 per share, including options to purchase 8,334 shares to each of our directors Zachary McAdoo and Maurice DeWald.

On December 10, 2012, the Board approved the amendment of the Company’s 2012 Plan to increase the shares authorized for issuance under the 2012 Plan from 333,334 shares to 5,500,000 shares and granted to each of its three existing members as well as to each of the four New Board Members options to purchase 250,000 shares of its common stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share. The options vest evenly over 36 months starting from the date of grant. The Board furthermore granted to each of the five former directors who had departed the Board effective November 30, 2012, i.e., George Carpenter, Henry Harbin, George Kallins, David Jones, and Maurice DeWald, options to purchase 25,000 shares of its common stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share. These options to former directors are fully vested. Additionally, as described above, Maurice DeWald had previously been granted options to purchase 8,334 shares of common stock of which 2,083 were vested at the time of departure. Finally, the Board granted to the Company’s executive officers options to purchase shares of its common stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share as follows: George Carpenter 1,200,000 shares, Paul Buck 1,400,000 shares and Michael Darkoch 920,000 shares. These options vest in increments of 12.5% at the beginning of each quarter starting from the date of grant.

The option grants described above remain subject to approval of the 2012 Plan, as amended, by the Company’s stockholders. Absent stockholder approval of the 2012 Plan, as amended, all of these options will be cancelled. It is anticipated that the number of shares authorized for issuance under the 2012 Plan will be increased further prior to the time that the Company files and mails a proxy statement seeking such stockholder approval.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding options held by our named executive officers as of September 30, 2012.

	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
George Carpenter(1)	86,112	47,222	16.50	March 2, 2020
	32,297	-	26.70	October 1, 2017
Daniel Hoffman(2)	10,765	5,902	16.50	March 2, 2020
	27,137	-	32.70	August 8, 2017
	3,968	-	3.60	August 11, 2016
Paul Buck(3)	9,688	5,312	16.50	March 2, 2020

(1)

On March 3, 2010, Mr. Carpenter was granted options to purchase 133,334 shares of common stock. The options are exercisable at $16.50 per share and vest equally over 48 months starting on March 3, 2010.

On October 1, 2007 Mr. Carpenter was granted options to purchase 32,297 shares of common stock. The options are exercisable at an exercise price of $26.70 and vest as follows: 4,037 shares vested immediately with the remaining 28,260 shares vesting equally over 42 months commencing April 30, 2008.

(2)

On March 3, 2010, Dr. Hoffman was granted options to purchase 16,667 shares of common stock. The options are exercisable at $16.50 per share and vest equally over 48 months starting on March 3, 2010.

On August 8, 2007, Dr. Hoffman was granted options to purchase 27,137 shares of our common stock. The options are exercisable at $32.70 per share and vest as follows: options to purchase 6,784 shares vested on March 8, 2008; options to purchase 19,787 shares vest in equal monthly installments of 566 shares over 35 months commencing on April 30, 2008; the remaining options to purchase 565 shares vested on March 31, 2011.

On August 11, 2006, Dr. Hoffman was granted an option to purchase 3,968 shares of common stock at an exercise price of $3.60 per share, which has fully vested.

(3)	On March 3, 2010, Mr. Buck was granted options to purchase 15,000 shares of common stock. The options are exercisable at $16.50 per share and vest equally over 48 months starting on March 3, 2010.

In addition, as described under “- Narrative Disclosure to Summary Compensation Table” above, on December 10, 2012, the Board granted to the Company’s executive officers options to purchase shares of its common stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share as follows: George Carpenter 1,200,000 shares, Paul Buck 1,400,000 shares and Michael Darkoch 920,000 shares. These options vest in increments of 12.5% at the beginning of each quarter starting from the date of grant, and are subject to approval by the stockholders of the 2012 Plan, as amended.

In connection with the November 28, 2012 closing of the Bridge Financing, the Company furthermore entered into Forfeiture and Exchange Agreements with three of its executive officers, George Carpenter, Paul Buck and Michael Darkoch. Mr. Darkoch did not qualify as a “named executive officer” for fiscal year 2012. Pursuant to these agreements, the executives agreed to waive receipt of and release the Company from the payment of 50% of their salaries accrued from August 31, 2010 to September 30, 2012 (amount waived was $56,250 for George Carpenter, $66,083 for Paul Buck and $43,333 for Michael Darkoch), in consideration for which the Company agreed to issue to such executives a certain number of shares of its common stock 56,250 for George Carpenter, 66,083 for Paul Buck and 43,333 for Michael Darkoch. For further details, please refer to the section “- Narrative Disclosure to Summary Compensation Table” above.

Director Compensation

During our fiscal year ended September 30, 2012, non-employee directors did not receive any cash or other compensation for their service on our Board of Directors or committees thereof, except that on March 22, 2012, Messrs. McAdoo and DeWald were each granted options to purchase 8,334 shares of Common Stock at an exercise price of $3.00 per share, which grants are subject to the approval by our stockholders of our 2012 Plan, as amended. We do not pay management directors for Board service in addition to their regular employee compensation. As described below, Dr. Harbin and Mr. Jones received compensation for consulting services provided to us during our fiscal year ending September 30, 2012.

Non-Employee Director Compensation

Name	Option Awards ($)	All Other Compensation ($)	Total ($)
Jerome Vaccaro M.D.(1)	-	-	-
Henry Harbin M.D.(2)	-	-	-
John Pappajohn(3)	-	-	-
David Jones(4)	-	-	-
George Kallins M.D.(5)	-	-	-
Zachary McAdoo(6)	$24,900	-	$24,900
Maurice DeWald(7)	$24,900	-	$24,900

(1)	Dr. Vaccaro resigned from our Board of Directors effective October 31, 2011. The aggregate number of option awards outstanding for Dr. Vaccaro at September 30, 2012 was 4,834. Dr. Vaccaro’s options ceased to vest upon his resignation from our Board. Of these options 667 have an exercise price of $3.60 per share and 4,167 have an exercise price of $16.50.

(2)	Dr. Harbin resigned from our Board of Directors effective November 18, 2012. No other compensation was paid to Dr. Harbin in fiscal year 2012 under Dr. Harbin’s 2012 Consulting Agreement described below, although $36,000 has been accrued through September 30, 2012. In total, $81,000 has been accrued on his 2010, 2011 and 2012 Consulting Agreements described below.

On March 3, 2010 Dr. Harbin was granted 13,334 options for consulting services pursuant to his March 26, 2010 Consulting Agreement described below. These options have an exercise price of $16.50 and vest equally over 36 months starting on the date of grant.

On April 15, 2008, we entered into a consulting agreement with Dr. Harbin, which expired on December 31, 2008 pursuant to which Dr. Harbin was paid an aggregate of $24,000 and was granted options to purchase 1,867 shares of our common stock at an exercise price of $28.80 per share, which have fully vested.

On March 17, 2009, we entered into a consulting agreement with Dr. Harbin (the “March 17, 2009 Consulting Agreement”), which expired on December 31, 2009, pursuant to which Dr. Harbin was to be paid an aggregate of $24,000 as compensation for his consulting services. Dr. Harbin was paid the $24,000 due to him in January 2010. In addition, as further compensation, we granted Dr. Harbin options to purchase 1,867 shares of our common stock at an exercise price of $12.00 per share, which have fully vested.

On March 26, 2010, we entered into a consulting agreement with Dr. Harbin (the “March 26, 2010 Consulting Agreement”), pursuant to which Dr. Harbin was to be paid an aggregate of $36,000 as compensation for his consulting services. This agreement expired on December 31, 2010, and was automatically renewed in January 1, 2011 and January 1, 2012 for a period of a year each.

The aggregate number of option awards outstanding for Dr. Harbin at September 30, 2012 was 26,868. Dr. Harbin continues to be an active advisor to management and continues to promote the Company and therefore continues to vest the options that he has been granted.

(3)	The aggregate number of option awards outstanding for Mr. Pappajohn at September 30, 2012 was 8,333. These options had an exercise price of $16.50 per share.

(4)	.Mr. Jones resigned from our Board of Directors effective November 30, 2012. On May 27, 2011, the Board approved the payment of a consulting fee to Mr. Jones over the period of the subsequent two months at a rate of $7,500 per month for services to be rendered by Mr. Jones in consulting with the Company in its fund raising activities. The aggregate number of option awards outstanding for Mr. Jones at September 30, 2012 was 8,333. These options were assigned to SAIL Venture Partners, LP. These options have an exercise price of $16.50 per share. Mr. Jones continues to be an advisor to management and continues to promote the company in its fund raising efforts and therefore continues to vest the options that he has been granted.

(5)	Dr. Kallins resigned from our Board of Directors effective November 30, 2012. The aggregate number of option awards outstanding for Dr. Kallins at September 30, 2012 was 8,333. These options had an exercise price of $16.50 per share. Dr. Kallins continues to be a resource for management and continues to promote the Company and therefore continues to vest the options that he has been granted.

(6)	Mr. McAdoo joined our Board on November 21, 2011. Options to purchase 8,334 shares at an exercise price of $3.00 per share were granted on March 22, 2012, which grant is subject to the approval by our stockholders of our 2012 Plan, as amended. The amount reflected in the table represents the aggregate grant-date fair value of options computed in accordance with FASB ASC Topic 718 (formerly FAS 123R). We estimate the fair value of each option on the grant date using the Black-Scholes model with the following assumptions: dividend yield 0%; risk-free interest rate 1.13%; expected volatility 274.10% and expected life of the option 5 years. The aggregate number of option awards outstanding for Mr. McAdoo at September 30, 2012 was 8,334.

(7)	Mr. DeWald joined our Board on March 22, 2012 and resigned from our Board effective November 30, 2012. Options to purchase 8,334 shares at an exercise price of $3.00 per share were granted on March 22, 2012, which grant is subject to the approval by our stockholders of our 2012 Plan, as amended. The amount reflected in the table represents the aggregate grant-date fair value of options computed in accordance with FASB ASC Topic 718 (formerly FAS 123R). We estimate the fair value of each option on the grant date using the Black-Scholes model with the following assumptions: dividend yield 0%; risk-free interest rate 1.13%; expected volatility 274.10% and expected life of the option 5 years. The aggregate number of option awards outstanding for Mr. DeWald at September 30, 2012 was 8,334. Mr. DeWald continues to be a resource for management and therefore continues to vest the options that he has been granted.

Please refer to “Narrative Disclosure to Summary Compensation Table – 2012 Omnibus Incentive Compensation Plan” for disclosure on option grants made to our directors after September 30, 2012, which disclosure is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial and other ownership of the shares of our Common Stock as of January 25, 2013:

•	Each person whom we know to be the beneficial owner of 5% or more of our outstanding Common Stock;
•	Each of our executive officers;
•	Each of our current directors and director nominees; and
•	All of our executive officers and directors (including director nominees) as a group.

As of January 25, 2013, 7,667,819 shares of our Common Stock were issued and outstanding. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. For purposes of such calculation, shares of our common stock subject to options, warrants and convertible promissory notes issued by us (and convertible interest on those notes) that are currently exercisable or convertible, or exercisable or convertible within sixty days of January 25, 2013, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible promissory notes, as applicable, for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o CNS Response, Inc., 85 Enterprise, Suite 410, Aliso Viejo, CA 92656.  There are no shares of any other class or series of stock issued and outstanding.

	Shares Beneficially Owned as of January 25, 2013
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Executive Officers, Directors and Director Nominees:
George Carpenter(1) President and Chief Executive Officer	1,622,026	17.6%
Paul Buck(2) Chief Financial Officer and Secretary	499,605	6.2%
Walter Schindler(3) Director	6,005,383	44.6%
John Pappajohn(4) Director	13,073,925	81.0%
Zachary McAdoo(5) Director	454,761	5.6%
Richard W. Turner (6) Director	27,778	*
Robert J. Follman(7) Director	4,434,306	36.6%
Andrew H. Sassine(8) Director	1,423,387	15.7%
Thomas T. Tierney(9) Director	4,488,354	36.9%
Directors and officers as a group (9 persons)(10)	32,029,524	92.2%
Non-Director 5%+ Stockholders:
SAIL Venture Partners LP(3)	6,005,383	44.6%
Pyxis Long/Short Healthcare Fund and Cummings Bay Healthcare Fund (Michael Gregory)(11)	1,163,348	13.2%
Meyer Proler, M.D.(12)	1,300,796	14.6%
Extuple Limited Partnership(13)	4,400,169	36.5%
Argyris & Ann Vassiliou(14)	603,361	7.3%
Larry Hopfenspirger(15)	1,408,036	18.1%
Mark & Jill Oman(16)	5,453,846	41.6%
Ronald I. Dozoretz, M.D.(17)	2,187,538	22.2%

*	Less than 1%

(1)	Consists of (a) 68,250 shares of common stock, (b) 1,091,034 shares of common stock issuable upon the conversion of convertible notes, (c) 2,667 shares of common stock issuable upon the exercise of vested and exercisable warrants and (d) 460,075 shares of common stock issuable upon the exercise of vested and exercisable options. The warrants to purchase common stock do not have a cashless exercise feature. The investor has gifted 3,334 warrants to his in-laws. Such shares are not listed as beneficially owned by Mr. Carpenter in the table above. Mr. Carpenter, who has been our Chief Executive Officer since April 2009, also became our President on April 29, 2011.

(2)	Consists of (a) 75,417 shares of common stock, (b) 59,625 shares of common stock issuable upon the conversion of convertible notes, (c) 3,000 shares of common stock issuable upon the exercise of vested and exercisable warrants of which none have a cashless exercise feature, (d) 361,563 shares of common stock issuable upon the exercise of vested and exercisable options. Prior to becoming an employee of our company, Mr. Buck was a financial consultant to CNS Response, Inc.

(3)	For SAIL Venture Partners, L.P., consists of (a) 215,703 shares of common stock held by SAIL Venture Partners, L.P., (b) 5,702,928 shares of common stock issuable upon the conversion of convertible notes, of which 971,014 are held by SAIL Venture Partners, L.P., 1,099,777 are held by SAIL Venture Partners II, L.P., 955,581 are held by SAIL 2010 Co-Investment Partners, L.P., 439,910 are held by SAIL 2011 Co-Investment Partners, L.P. and 2,236,646 are held by SAIL Holdings LLC, (c) 50,640 shares of common stock issuable upon the exercise of vested and exercisable warrants held by SAIL Venture Partners, L.P., (d) 36,112 shares of common stock issuable upon the exercise of vested and exercisable options of which 8,334 were granted to David Jones and assigned to SAIL Venture Partners, L.P. and 27,778 shares of common stock issuable upon the exercise of vested and exercisable options granted to Walter Schindler. 3,334 of the warrants have a cashless exercise feature. Mr. Schindler holds sole voting and investment power over securities held by SAIL Holdings LLC. As the managing partner of SAIL Capital Partners, which is the general partner of the remaining SAIL entities, Mr. Schindler along with his fellow managing partner, Henry Habicht, holds voting and investment power over securities held by the remaining SAIL entities. The address of all SAIL entities and the individual managing members listed above is 3161 Michelson Drive, Suite 750, Irvine, CA 92612. Mr. Schindler joined the board on December 10, 2012.

(4)	Consists of (a) 4,603,471 shares of common stock, (b) 8,323,230 shares of common stock issuable upon the conversion of convertible notes, (c) 111,112 shares of common stock issuable upon the exercise of vested and exercisable warrants, (d) 36,112 shares of common stock issuable upon the exercise of vested and exercisable options. The warrants to purchase common stock do not have a cashless exercise feature. The address of John Pappajohn is 2116 Financial Center, Des Moines, IA 50309. Mr. Pappajohn is a director of the Company.

(5)	Consists of (a) 420,460 shares of common stock issuable upon the conversion of convertible notes, and (b) 23,380 shares of common stock issuable upon the exercise of vested and exercisable options. The address of Zachary McAdoo is 635 Madison Avenue, 15th Floor, New York, NY 10022. Mr. McAdoo is a director of the Company.

(6)	Consists of (a) 27,778 shares of common stock issuable upon the exercise of vested and exercisable options. The address of Richard Turner is 9 Nomas Lane, Richmond, Virginia 23238. Mr. Turner is a director nominee of the Company.

(7)	Consists of (a) 4,434,306 shares of common stock issuable upon the conversion of convertible note. The note is held under the Declaration of Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 of which Mr. Follman is a trustee, (b) 27,778 shares of common stock issuable upon the exercise of vested and exercisable options. The address of Mr. Follman is 3207 West Pendleton, Santa Ana, California 92704. Mr. Follman is a director nominee of the Company.

(8)	Consists of (a) 1,395,609 shares of common stock issuable upon the conversion of convertible notes, (b) 27,778 shares of common stock issuable upon the exercise of vested and exercisable options. The address of Andy Sassine is P.O Box 9826, Rancho Santa Fe, CA 92067. Mr. Sassine is a director nominee of the Company.

(9)	Consists of (a) 4,488,354 shares of common stock issuable upon the conversion of convertible notes. The notes are held in the name of the Thomas T. and Elizabeth C. Tierney Family Trust of which Mr. Tierney is a trustee. (b) 27,778 shares of common stock issuable upon the exercise of vested and exercisable options. The address of Mr. Tierney is 2802 Dow Ave, Tustin, CA 92780. Mr. Tierney is a director nominee of the Company.

(10)	Consists of (a) 662,290 shares of common stock, (b) 30,227,641 shares of common stock issuable upon the conversion of convertible notes, (c) 167,419 shares of common stock issuable upon the exercise of vested and exercisable warrants, (d) 1,035,760 shares of common stock issuable upon the exercise of vested and exercisable options. 3,334 warrants to purchase common stock do have a cashless exercise feature.

(11)	Consists of (a) 25,735 shares of common stock, (b) 1,138,487 shares of common stock issuable upon conversion of convertible notes. Of these amounts, (a) 22,699 shares of common stock, (b) 962,200 shares of common stock issuable upon conversion of convertible notes are held by the Pyxis Long/Short Healthcare Fund (formerly known as the Highland Long/Short Healthcare Fund), a series of Pyxis Funds I, a Delaware statutory trust (“Pyxis”), while the remainder are held by other funds advised by Cummings Bay Capital Management, L.P., a Delaware limited partnership (the “Adviser”). L.P. James D. Dondero is the President of Strand Advisors, Inc., a Delaware corporation (“Strand”), and Pyxis Capital Management Services, Inc., a Delaware corporation (“Pyxis Services”). Strand is the general partner of Pyxis Capital Management, L.P., a Delaware limited partnership (“Pyxis Capital”). Pyxis Capital is the investment advisor to Pyxis. Pyxis Services is the sole member of Cummings Bay Capital Management GP, LLC, a Delaware limited liability company (the “GP”). The GP is the general partner of the Adviser. The Adviser serves as the sub-advisor to Pyxis and the advisor and/or sub-advisor to certain other private investment funds and managed accounts. The information in this footnote, with the exception of shares underlying notes including accrued interest, is based on Pyxis’s Schedule 13G, filed with the SEC on January 6, 2011 (File No. 000-79934).

(12)	Consists of (a) 52,636 shares of common stock, (b) 1,235,960 shares of common stock issuable upon the conversion of convertible notes, (c) 12,000 shares of common stock issuable upon the exercise of vested and exercisable warrants which do not have a cashless exercise feature, (d) 200 shares of common stock issuable upon the exercise of vested and exercisable options. Dr. Proler provides medical consulting services to the Company.

(13)	Consists of (a) 4,400,169 shares of common stock issuable upon the conversion of a convertible note. Mr. Philip Deck is the managing partner of Extuple Limited Partnership which is located at 170 University Ave, Suite 200, Toronto, Ontario, M5H 3B3.

(14)	Consists of (a) 46,732 shares of common stock, (b) 545,517 shares of common stock issuable upon the conversion of convertible notes, (c) 11,112 shares of common stock issuable upon the exercise of vested and exercisable warrants which do not have a cashless exercise feature. The address of Argyris and Ann Vassiliou is 45-10 Court Square 2nd Floor, Long Island City, NY 11101.

(15)	Consists of (a) 1,300,638 shares of common stock, (b) 100,732 shares of common stock issuable upon the conversion of convertible notes, (c) 6,667 shares of common stock issuable upon the exercise of vested and exercisable warrants which do not have a cashless exercise feature. The address of Larry Hopfenspirger is 2025 Nicollet Ave South, Minneapolis, MN 55404.

(16)	Consists of (a) 5,453,846 shares of common stock issuable upon the conversion of a convertible note. The note is held in the name of Mark Oman & Jill Oman, Tenants in Common and their address is 1588 Burr Oaks Dr. West Des Moines, IA 50266.

(17)	Consists of (a) 2,181,538 shares of common stock issuable upon the conversion of a convertible note, (b) 6,000 shares of common stock issuable upon the exercise of vested and exercisable warrants which do not have a cashless exercise feature. The address of Dr. Ronald Dozoretz is 240 Corporate Blvd, Suite 400, Norfolk, VA 23502.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities Remaining available for future issuance under equity compensation plans (c)

Equity compensation plans approved by security holders	504,076	$18.27	-	(1)

Equity compensation plans not approved by security holders	42,670	$3.00	290,664	(2)

Total	546,746	$17.08	290,664

(1)   The 2006 Stock Incentive Plan as amended has been frozen.

(2)   On December 10, 2012, the Board approved the amendment of the Company’s 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”) to increase the shares authorized for issuance under the 2012 Plan from 333,334 shares to 5,500,000 shares. This amendment remains subject to approval by our stockholders

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except as follows, since October 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we are or will be a party:

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

Terms of Transactions with Related Persons

October 2010 Notes

On October 1, 2010, in connection with a private placement of convertible promissory notes (the “October 2010 Notes”) and warrants expected to be completed with new independent investors, we entered into a Note and Warrant Purchase Agreement (the “October Note Purchase Agreement”) with John Pappajohn and SAIL as investors. Pursuant to this agreement, we issued October 2010 Notes in the aggregate principal amount of $3,023,900 and warrants to purchase 167,997 shares of common stock in October and November 2010. The October Note Purchase Agreement provided for the issuance and sale of October 2010 Notes and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the October 2010 Notes, in one or multiple closings. The October Note Purchase Agreement also provides that we and the holders of the October 2010 Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the October 2010 Notes and the related warrants.

The October 2010 Notes mature one year after the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, and are convertible into shares of our common stock at a conversion price of $9.00 ($3.00 post ratchet). The conversion price is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; (3) the distribution of other capital stock, indebtedness or other non-cash assets; and (4) the completion of a financing at a price below the conversion price then in effect. The October 2010 Notes are furthermore convertible, at the option of the holder, into securities to be issued in subsequent financings at the lower of the then-applicable conversion price or price per share payable by purchasers of such securities. The October 2010 Notes can be declared due and payable upon an event of default, defined in the October 2010 Notes to occur, among other things, if we fail to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy, if we fail to perform any covenant or agreement as required by the October 2010 Notes or the related purchase agreement and such failure to perform any covenant or agreement is not cured within 10 days of receiving written notice thereof from a holder, or if we materially breach any representation or warranty in the October 2010 Notes or the related purchase agreement.

Our obligations under the terms of the October 2010 Notes were secured by a security interest in our tangible and intangible assets, pursuant to a Security Agreement, dated as of October 1, 2010, by and between us and John Pappajohn, as administrative agent for the holders of the October 2010 Notes. The agreement and corresponding security interest were to terminate if and when holders of a majority of the aggregate principal amount of October 2010 Notes issued have converted their October 2010 Notes into shares of common stock.

The warrants related to the October 2010 Notes expire between September 30, 2017 and November 10, 2017 and are exercisable for shares of our common stock at an exercise price of $9.00 ($3.00 post ratchet). Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect. Any provision of the October 2010 Notes or related warrants can be amended, waived or modified upon the written consent of us and holders of a majority of the aggregate principal amount of such notes outstanding. Any such consent will affect all October 2010 Notes or warrants, as the case may be, and will be binding on all holders thereof.

As described below, two of our affiliates exchanged previously-issued notes (2010 Bridge Notes and Deerwood Notes, as defined below) and related warrants for October 2010 Notes and related warrants. The following table shows the differences in terms between the October 2010 Notes and related warrants, on the one hand, and the exchanged 2010 Bridge Notes and Deerwood Notes and related warrants, on the other hand.

Term	2010 Bridge Note/Deerwood Note	October Note
Maturity	December 15, 2010	One year from the date of issuance

Initial Conversion Price	$15.00, with any adjustment being subject to a $9.00 floor	$9.00

If Company issues common stock (or securities convertible, exercisable or exchangeable for common stock), at a consideration (or conversion, exercise or exchange price) (the “Offering Price”) less than the Conversion Price, Conversion Price will be adjusted to match the Offering Price (“Ratchet”)	No	Yes

Prepayment upon financing with aggregate proceeds of not less than $3 million	Yes	No

Noteholder has Security Interest	Yes (Bridge Note) No (Deerwood Note)	Yes. Benefits of security agreement expire on the date that holders of a majority of aggregate principal amount of notes issued have converted their Notes in accordance with their terms.

Events of Default (Differences only)	General assignment to creditors	Voluntary bankruptcy filing
	Bankruptcy proceeding, which is not dismissed within 60 days	Failure to comply with Use of Proceeds covenant in purchase agreement
	Entry of final judgment for the payment of money in excess of $25,000 and failure to satisfy for 30 days	Court enters bankruptcy order that is not vacated, set aside or reversed within 60 days

Option to convert notes into securities to be issued in subsequent financings at the lower of conversion price or price per share payable by purchasers of such securities	No	Yes

Amendments, waivers or modification of the note or related warrants requires written consent of the holders of a majority of the aggregate principal amount of the notes outstanding, and such written consent will be binding on all holders	N/A — single investors	Yes

Warrant Coverage	25% (in case of Deerwood Notes, 40% of which was issued to guarantor of Deerwood Notes)	50% (in case of Deerwood entities, 40% of which was issued to guarantor of notes issued to Deerwood entities)

Initial Exercise Price of Warrants	$15.00 (Bridge Note); $16.80 (Deerwood Note)	$9.00

Ratchet as applied to Warrants (see definition above)	Results in a decrease in exercise price	Results in a decrease in exercise price and corresponding increase in number of shares issuable

January 2011 Notes

Between January and April 2011, we issued subordinated convertible promissory notes (the “January 2011 Notes”) in the aggregate principal amount of $2,500,000 and warrants to purchase 416,674 shares of our common stock pursuant to a note and warrant purchase agreement (the “January Note Purchase Agreement”). The January Note Purchase Agreement provides for the issuance and sale of January 2011 Notes in the aggregate principal amount of up to $5,000,000, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the January 2011 Notes, in one or multiple closings to occur no later than July 31, 2011. The January Note Purchase Agreement also provides that we and the holders of the January 2011 Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the January 2011 Notes and the related warrants.

The January 2011 Notes mature one year from the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, are convertible into shares of our common stock at a conversion price of $9.00 ($3.00 post ratchet), are not secured by any of our assets and are subordinated in all respects to our obligations under the October 2010 Notes and the related guaranties issued to certain investors by SAIL Venture Partners, L.P. The conversion price is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; (3) the distribution of other capital stock, indebtedness or other non-cash assets; and (4) the completion of a financing at a price below the conversion price then in effect. The January 2011 Notes are furthermore convertible, at the option of the holder, into securities to be issued in subsequent financings at the lower of the then-applicable conversion price or price per share payable by purchasers of such securities. The January 2011 Notes can be declared due and payable upon an event of default, defined in the January 2011 Notes to occur, among other things, if we fail to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy, if we fail to perform any covenant or agreement as required by the January 2011 Notes or the related purchase agreement and such failure to perform any covenant or agreement is not cured within 10 days of receiving written notice thereof from a holder, or if we materially breach any representation or warranty in the January 2011 Notes or the related purchase agreement.

The warrants related to the January 2011 Notes expire seven years from the date of issuance and are exercisable for shares of our common stock at an exercise price of $9.00 ($3.00 post ratchet). Exercise price and number of shares issuable upon exercise are subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect. Any provision of the January 2011 Notes or related warrants can be amended, waived or modified upon the written consent of us and holders of a majority of the aggregate principal amount of such notes outstanding. Any such consent will affect all January 2011 Notes or warrants, as the case may be, and will be binding on all holders thereof.

Amendment of October 2010 Notes and January 2011 Notes

On October 11, 2011, we, with the consent of holders of a majority in aggregate principal amount outstanding (the “Majority Holders”) of our outstanding January 2011 Notes, amended all of the January 2011 Notes to extend the maturity of such notes until October 1, 2012. Pursuant to the terms of the amendment, the January 2011 Notes received a second position security interest in the assets of the Company (including its intellectual property). The Majority Holders of the January 2011 Notes also consented to the terms of a new $2 million bridge financing (the “2011 Bridge Financing”) and to granting the investors in such financing a second position security interest in the assets of the Company (including its intellectual property) that is pari passu with the second position security interest received by the holders of the January 2011 Notes. The amendment was effective as of September 30, 2011. Furthermore, holders of the January 2011 Notes subsequently agreed to amend such notes to add a mandatory conversion provision to the terms of the January 2011 Notes. Under that provision, the January 2011 Notes would be automatically converted upon the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $3 million (the “Qualified Offering”). If the public offering price is less than the conversion price then in effect, the conversion price will be adjusted to match the public offering price (the “Qualified Offering Price”).

On October 12, 2011, the Company, with the consent of the Majority Holders of its October 2010 Notes, amended all of the October 2010 Notes to extend the maturity of such notes until October 1, 2012 by means of an Amendment and Conversion Agreement. The Majority Holders of the October 2010 Notes also consented to the terms of the 2011 Bridge Financing and to granting the investors in such financing as well as the holders of the Company’s January 2011 Notes a second position security interest in the assets of the Company (including its intellectual property). The guaranties that had been issued in 2010 to certain October Note investors by SAIL were extended accordingly. Under the Amendment and Conversion Agreements, the exercise price of the warrants that were issued in connection with the October 2010 Notes and the January 2011 Notes (the “Outstanding Warrants”) would be adjusted to match the Qualified Offering Price, if such price is lower than the exercise price then in effect. The Company agreed to issue to each holder of October 2010 Notes and/or January 2011 Notes, as consideration for the mandatory conversion, warrants to purchase a number of shares of common stock equal to 50% of the number of shares of common stock to be received by each holder upon conversion of their notes (including accrued and unpaid interest thereon) at the closing of the Qualified Offering. These warrants would be issued after the Qualified Offering and would have substantially the same terms as the warrants included offered hereby. In addition, each holder of October 2010 Notes and/or January 2011 Notes would receive an additional warrant to purchase a number of shares of common stock corresponding to 50% of the number of shares issuable upon conversion of the principal amount of his or her notes, with such warrant having the same terms as the Outstanding Warrants, as amended.

On June 1, 2012, the Company, having received on or prior to such date the consent of the Majority Holders of the October 2010 and January 2011 Notes, amended all of the October 2010 and the January 2011 Notes to add a new mandatory conversion provision to the terms of such notes. Under that provision, the October 2010 Notes and January 2011 Notes would be automatically converted upon the closing of a public offering by the Company of shares of its securities with gross proceeds to the Company of at least $3 million. If the public offering price were less than the conversion price then in effect, the conversion price would be adjusted to match the public offering price. Pursuant to the agreements amending the October 2010 Notes and January 2011 Notes, which superseded the prior Amendment and Conversion Agreements, the exercise price of the warrants that were issued in connection with the notes would be adjusted to match such public offering price, if such price were lower than the exercise price then in effect. The warrants were also amended to remove the full-ratchet provision from the warrants for securities offerings occurring after any such public offering. The Company agreed to issue to each holder of the October 2010 and January 2011 Notes, as consideration for the above and in lieu of the warrants issuable under the prior Amendment and Conversion Agreements, warrants to purchase a number of shares of common stock corresponding to 100% of the number of shares issuable upon conversion of the principal amount and accrued and unpaid interest of his or her notes. These warrants would be issued on or within 10 business days after any public offering.

However, as described below under “2012 Bridge Financing,” the holders of the October 2010 and January 2011 Notes subsequently forfeited all of these warrants.

The Amended and Restated Security Agreement, dated as of September 30, 2011, between the Company and Paul Buck, as administrative agent for the secured parties (the “Amended and Restated Security Agreement”), which replaced the previous security agreement from 2010, and the corresponding security interest terminate (1) with respect to the October 2010 Notes, if and when holders of a majority of the aggregate principal amount of October 2010 Notes issued have converted their notes into shares of common stock and, (2) with respect to the January 2011 Notes and the October 2011 Notes (defined in the following paragraph), if and when holders of a majority of the aggregate principal amount of January 2011 Notes and October 2011 Notes (on a combined basis) have converted their notes.

2011 Bridge Financing

On October 18, 2011, the Company entered into a new note and warrant purchase agreement in connection with a $2 million bridge financing (the “2011 Bridge Financing”), with John Pappajohn, a member of the Company’s Board of Directors. Pursuant to the agreement, the Company issued subordinated secured convertible notes (the “October 2011 Notes”) in the aggregate principal amount of $250,000 and warrants to purchase 41,667 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $250,000.

The new note and warrant purchase agreement initially provided for the issuance and sale of October 2011 Notes in the aggregate principal amount of up to $2,000,000, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the October 2011 Notes, in one or multiple closings to occur no later than April 1, 2012. On November 11, 2011, the Company entered into an Amended and Restated Note and Warrant Purchase Agreement (the “2011 Bridge Financing Purchase Agreement”) in connection with the Bridge Financing, which amended and restated the October agreement in that it increased the warrant coverage from 50% to 100%. In addition, each holder’s option to redeem or convert their 2011 Bridge Note at the closing of a public offering of $10 million or more can now only be amended, waived or modified with the consent of the Company and that holder.

The 2011 Bridge Financing Purchase Agreement provided for the issuance and sale of October 2011 Notes (including the notes issued in October 2011) in the aggregate principal amount of up to $2,000,000, and warrants to purchase a number of shares corresponding to 100% of the number of shares issuable on conversion of the October 2011 Notes, in one or multiple closings to occur no later than April 1, 2012. The 2011 Bridge Financing Purchase Agreement also provided that the Company and the holders of the October 2011 Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the October 2011 Notes and the related warrants.

The October 2011 Notes were to mature one year from the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, are convertible into shares of common stock of the Company at a conversion price of $3.00, are secured by a second position security interest in the Company’s assets that is pari passu with the interest recently granted to the holders of the January 2011 Notes, are subordinated in all respects to the Company’s obligations under its October 2010 Notes and the related guaranties issued to certain investors by SAIL Venture Partners, L.P. and are pari passu to the obligations under the January 2011 Notes. The second position security interest is governed by the amended and restated security agreement, dated as of September 30, 2011, between the Company and Paul Buck, as administrative agent for the secured parties (the “Amended and Restated Security Agreement”), which replaced the security agreement entered into in connection with the issuance of the October 2010 Notes in 2010.

The conversion price of the October 2011 Notes is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; (3) the distribution of other capital stock, indebtedness or other non-cash assets; and (4) the completion of a financing at a price below the conversion price then in effect. Initially, at the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million, each 2011 Bridge Note was to be either redeemed or converted (in whole or in part) at a conversion price equal to the lesser of the public offering price or the conversion price then in effect, with the choice between redemption and conversion being at the sole option of the holder.

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

The October 2011 Notes can be declared due and payable upon an event of default, defined in the October 2011 Notes to occur, among other things, if the Company fails to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy, if the Company fails to perform any covenant or agreement as required by the October 2011 Notes or the related purchase agreement and such failure to perform any covenant or agreement is not cured within 10 days of receiving written notice thereof from a holder, or if the Company materially breaches any representation or warranty in the October 2011 Notes or the related purchase agreement.

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

However, as described below under “2012 Bridge Financing,” most holders of the October 2011 Notes subsequently forfeited all of these warrants.

With the exception of each holder’s option to redeem or convert their October 2011 Note at the closing of a public offering of $10 million or more, any provision of the October 2011 Notes or related warrants can be amended, waived or modified upon the written consent of the Company and holders of a majority of the aggregate principal amount of such notes outstanding. Any such majority consent will affect all October 2011 Notes or warrants, as the case may be, and will be binding on the Company and all holders of the October 2011 Notes or warrants. Each holder’s option to redeem or convert the 2011 Bridge Note at the closing of the Qualified Offering cannot be amended, waived or modified without the written consent of the Company and such holder and such amendment, waiver or modification will be binding only on the Company and such holder.

The Amended and Restated Security Agreement and the corresponding security interest terminate (1) with respect to the October 2010 Notes, if and when holders of a majority of the aggregate principal amount of October 2010 Notes issued have converted their notes into shares of common stock and (2) with respect to the January 2011 Notes and October 2011 Notes, if and when holders of a majority of the aggregate principal amount of January 2011 Notes and October 2011 Notes (on a combined basis) have converted their notes.

As a result of the issuance of October 2011 Notes at a conversion price of $3.00 and the associated warrants to purchase common stock at an exercise price of $3.00, the ratchet provision in the October 2010 Notes and January 2011 Notes was triggered, with the result that the conversion price of such notes was lowered from $9.00 to $3.00, the exercise price of the associated warrants was lowered from $9.00 to $3.00 per share, and the number of shares underlying such notes and warrants was proportionately increased.

On February 29, 2012, we issued subordinated unsecured convertible promissory notes (the “February 2012 Notes”) in the aggregate principal amount of $90,000 and warrants to purchase 30,000 shares of our common stock to an entity affiliated with our director Zachary McAdoo. The terms of the February 2012 Notes and related warrants are substantially similar to the terms of the October 2011 Notes and related warrants, except that the February 2012 Notes are not secured by our assets.

The Company agreed to issue to those holders of the October 2011 Notes and the February 2012 Notes agreeing to the mandatory conversion in a $3 million public offering, as consideration for the mandatory conversion, warrants to purchase a number of shares of common stock equal to 50% of the number of shares of common stock to be received by each holder upon conversion of their notes (including accrued and unpaid interest thereon) at the closing of the Qualified Offering. These warrants would be issued after the Qualified Offering and would have substantially the same terms as the warrants offered hereby. However, as described below under “2012 Bridge Financing,” the holders of the October 2011 and February 2012 Notes subsequently forfeited all of these warrants.

2012 Bridge Financing

Pursuant to the Bridge Financing Purchase Agreement and in connection with the Bridge Financing, between August 17, 2012 and November 30, 2012, the Company issued to accredited investors October 2012 Bridge Notes in an aggregate principal amount of $2,000,000 for gross proceeds to the Company of $2,000,000. Of such aggregate principal amount, $500,000 was sold to director John Pappajohn (of which $200,000 was exchanged for nonconvertible demand notes held by Mr. Pappajohn), $190,000 to entities affiliated with SAIL Capital Partners and $50,000 to CEO George Carpenter.

The October 2012 Bridge Notes mature on the later of October 1, 2013 or one year from the date of issuance (subject to earlier conversion or prepayment), earn interest at a rate of 9% per year with interest payable at maturity, are convertible into shares of common stock of the Company at a conversion price of $0.04718 and are secured by a first position security interest in the Company’s assets, with the security interest of all previously outstanding convertible promissory notes subordinated. Holders of the October 2010 Notes hold a second position security interest and holders of the January 2011 and October 2011 Notes hold a third position security interest in the assets of the Company. The security interests relating to all such notes will be governed by the second amended and restated security agreement, dated as of August 16, 2012, between the Company and David Jones, as administrative agent for the secured parties (the “Second Amended and Restated Security Agreement”), which replaces the security agreement entered into in September 2011.

The conversion price is subject to adjustment upon (1) the subdivision or combination of, or stock dividends paid on, the common stock; (2) the issuance of cash dividends and distributions on the common stock; and (3) the distribution of other capital stock, indebtedness or other non-cash assets. The October 2012 Bridge Notes are convertible at any time at the option of their holders.

The October 2012 Bridge Notes can be declared due and payable upon an event of default, defined in the October 2012 Bridge Notes to occur, among other things, if the Company fails to pay principal and interest when due, in the case of voluntary or involuntary bankruptcy or if the Company fails to perform any covenant or agreement as required by the October 2012 Bridge Notes or materially breaches any representation or warranty in the October 2012 Bridge Notes or the Bridge Financing Purchase Agreement. Among the restrictive covenants imposed on the Company pursuant to the Bridge Financing Purchase Agreement is a covenant not to borrow, guaranty or otherwise incur indebtedness that is senior or pari passu with the October 2012 Bridge Notes in excess of $250,000, and a covenant not to effect a merger, reorganization, or sell, exclusively license or lease, or otherwise dispose of any assets of the Company with a value in excess of $20,000, other than in the ordinary course of business.

Pursuant to the terms of the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement, dated as of October 24, 2012 (the “Consent Agreement”), between the Company and the holders of at least a majority in aggregate principal amount outstanding (“Majority Holders”) of each tranche of the Company’s October 2010 Notes, January 2011 Notes, October 2011 Notes and February 2012 Notes, all of such notes were amended to (a) extend the maturity date of October 1, 2013, (b) set the conversion price at $1.00, subject to adjustment as provided in the notes (except that the conversion price of the October 2011 Notes in the case of conversion upon a qualified offering was only amended for those holders who signed the Consent Agreement) and (c) remove full-ratchet anti-dilution protection. In addition, each holder signing the Consent Agreement forfeited the warrants he or she received in connection with the issuance of the notes, and consented to the 2012 Bridge Financing, the issuance of the October 2012 Bridge Notes and to the subordination of their notes to the October 2012 Bridge Notes.

As a condition to the investment in the Bridge Financing by John Pappajohn and by SAIL Capital Partners, the Company entered into the Governance Agreements with Equity Dynamics and SAIL Capital Partners. Pursuant to these letter agreements, the Company agreed, subject to providing required notice to stockholders, to appoint a certain number of persons nominated by Equity Dynamics and SAIL Capital Partners to the Company’s Board of Directors and to create vacancies for that purpose, if necessary. The number of persons to be nominated by Equity Dynamics and SAIL Capital Partners pursuant to this provision is four and three, respectively. In addition, at each meeting of stockholders of the Company at which directors are nominated and elected, the Company agreed to nominate for election four designees of Equity Dynamics and three designees of SAIL Capital Partners and to take all necessary action to support their election and oppose any challenges to such designees. Under the terms of the agreement, the Company may not increase the number of directors to more than seven without the consent of Equity Dynamics and SAIL Capital Partners. The Governance Agreements terminate in the event of the sale of substantially all of the Company’s assets or a change of control, or upon any issuance of securities by the Company to parties not including Equity Dynamics and SAIL Capital Partners, from which the Company receives gross proceeds of at least $10 million.

In connection with the November 28, 2012 closing of the Bridge Financing, the Company also entered into Employment Compensation Forfeiture and Exchange Agreements (“Forfeiture and Exchange Agreements”) with three of its executive officers, George Carpenter, Paul Buck and Michael Darkoch. Pursuant to these agreements, the executives agreed to waive receipt of and release the Company from the payment of 50% of their salaries accrued from August 31, 2010 to September 30, 2012 (amount waived was $56,250 for George Carpenter, $66,083 for Paul Buck and $43,333 for Michael Darkoch), in consideration for which the Company agreed to issue to such executives a certain number of shares of its common stock 56,250 for George Carpenter, 66,083 for Paul Buck and 43,333 for Michael Darkoch). Any remaining accrued salary remains outstanding and shall be paid (i) from time to time at the discretion of the Board of Directors to the extent the Board of Directors determines that such payment will not jeopardize the ability of the Company to continue as a going concern; or (ii) upon the closing of any single financing transaction (including a single financing transaction that contemplates multiple closings) in which the Company receives proceeds of $5 million or more. Additionally, where applicable, the executives agreed to waive receipt of and release the Company from the payment of any previously approved bonus award. Under the agreements, the Company agreed to indemnify the executives for all federal and state income tax payable and actually paid by the executive related directly to the receipt of the common stock, the per share value of which is not expected to be more than the conversion price of the new notes which is $0.04718 per share.

Transactions with George Carpenter

On December 24, 2009, we completed a second closing of our private placement in which we received gross proceeds of approximately $3 million, which included $108,000 invested by Mr. Carpenter. In exchange for his investment, we issued to Mr. Carpenter 12,000 shares of our common stock and a five year non-callable warrant to purchase 6,000 shares of our common stock at an exercise price of $9.00 per share. This investment was completed with terms identical to those received by all other investors in our private placement closings that took place on August 26, 2009, December 24, 2009, December 31, 2009 and January 4, 2010.

On February 15, 2011, we issued January 2011 Notes in the aggregate principal amount of $50,000 and warrants to purchase 8,334 shares of our common stock to a trust, the trustee of which is Mr. Carpenter’s father-in-law. On November 28, 2012, we issued October 2012 Notes in the aggregate principal amount of $50,000 to Mr. Carpenter.

As of December 31, 2012, Mr. Carpenter and the trust held notes in the aggregate principal amount of $100,000, which is also the largest aggregate principal amount of notes outstanding for Mr. Carpenter and such trust since October 1, 2010. Total interest as at December 31, 2012 of $9,000 has been accrued (but not been paid) on such notes at an interest rate of 9%.

Transactions with SAIL Venture Partners LP (“SAIL”)

On July 5, 2010 and August 20, 2010, we issued unsecured promissory notes (each, a “Deerwood Note”) in the aggregate principal amount of $500,000 to Deerwood Partners LLC and Deerwood Holdings LLC, with each investor purchasing two notes in the aggregate principal amount of $250,000. Our director George Kallins and his spouse are the managing members of these investors. SAIL issued unconditional guaranties to each of these investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under each Deerwood Note. In addition, on August 20, 2010, we granted SAIL warrants to purchase up to an aggregate of 5,000 shares of common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) of $16.80 share. We entered into an oral agreement to indemnify SAIL and grant to SAIL a security interest in our assets in connection with the guaranties.

On October 1, 2010, pursuant to the October Note Purchase Agreement, the Company issued to SAIL October 2010 Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 41,667 shares of common stock. We received $250,000 in gross proceeds from the issuance to SAIL.

On November 3, 2010, we issued October 2010 Notes in the aggregate principal amount of $512,250, and related warrants to purchase up to 51,228 shares, to Deerwood Holdings LLC and Deerwood Partners LLC, two entities controlled by Dr. Kallins, in exchange for the cancellation of the Deerwood Notes originally issued on July 5, 2010 and August 20, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and warrants to purchase an aggregate of up to 5,000 shares originally issued on August 20, 2010. The related guaranties and oral indemnification and security agreement that had been entered into in connection with the Deerwood Notes were likewise terminated. SAIL issued unconditional guaranties to each of the Deerwood investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under the October 2010 Notes issued to such investors. The obligations under each guaranty are independent of our obligations under the October 2010 Notes and separate actions may be brought against the guarantor. In connection with its serving as guarantor, we granted SAIL warrants to purchase up to an aggregate of 34,152 shares of common stock. The warrants to purchase 3,334 shares of common stock previously granted to SAIL on August 20, 2010 were canceled.

On February 28, 2011, we issued to SAIL Venture Partners, LP January 2011 Notes in the aggregate principal amount of $187,500 and warrants to purchase up to 31,250 shares of common stock pursuant to the January Note Purchase Agreement. Additionally, we issued to SAIL 2010 Co-Investment Partners, L.P. January 2011 Notes in the aggregate principal amount of $62,500 and warrants to purchase up to 10,417 shares of common stock. We received $187,500 from SAIL Venture Partners, LP and $62,500 from SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $250,000 in gross proceeds.

On April 15, 2011, we issued to SAIL Venture Partners, LP January 2011 Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 41,667 shares of common stock pursuant to the January Note Purchase Agreement. Additionally, we also issued to SAIL 2010 Co-Investment Partners, L.P. January 2011 Notes in the aggregate principal amount of $250,000 and warrants to purchase up to 41,667 shares of common stock. We received $250,000 from SAIL Venture Partners, LP and $250,000 from SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $500,000 in gross proceeds.

On April 25, 2011, we issued to SAIL Venture Partners, LP January 2011 Notes in the aggregate principal amount of $125,000 and warrants to purchase up to 20,834 shares of common stock pursuant to the January Note Purchase Agreement. Additionally, we also issued to SAIL 2010 Co-Investment Partners, L.P. January 2011 Notes in the aggregate principal amount of $125,000 and warrants to purchase up to 20,834 shares of common stock. We received $125,000 from SAIL Venture Partners, LP and $125,000 from SAIL 2010 Co-Investment Partners, L.P. for an aggregate total of $250,000 in gross proceeds.

On August 17, 2012, we issued to SAIL Holdings, LLC August 2012 Notes in the aggregate principal amount of $100,000 pursuant to the August 2012 Note Purchase Agreement. This note was subsequently replaced with an October 2012 Note pursuant to the 2012 Amended Note Purchase Agreement. On October 26, 2012 we issued three October 2012 Notes for the aggregate amount of $90,000 pursuant to the Amended 2012 Note Purchase Agreement to the following SAIL entities: SAIL 2010 Co-Investment Partners, LP, $20,000; SAIL 2011 Co-Investment Partners, LP, $20,000; SAIL Venture Partners II, LP $50,000.

As of December 31, 2012, SAIL Venture Partners, LP and SAIL 2010 Co-Investment Partners, LP, SAIL 2011Co-Investment Partners, LP and SAIL Venture Partners II, LP (combined “SAIL entities”) held October 2010 Notes, January 2011 Notes and October 2012 Notes in the aggregate principal amount of $1,440,000, which is also the largest aggregate principal amount of notes outstanding for the SAIL entities since October 1, 2010. Total interest as at December 31, 2012 of $215,000 has been accrued (but not been paid) on such notes at an interest rate of 9%.

Transactions with John Pappajohn

In conjunction with the closing of our private placement on August 26, 2009, Mr. Pappajohn joined our Board of Directors.

We reimbursed Equity Dynamics, Inc., a company solely owned by Mr. Pappajohn, for expenses which Equity Dynamics incurred between May and December, 2009 on behalf of CNS Response, Inc. These expenses include $34,700 incurred in connection with our private placement financing and other activities.

On February 23, 2010, Mr. Pappajohn exercised 77,778 warrants and was issued 57,364 shares of common stock in a net exercise of warrants in lieu of cash transaction. Mr. Pappajohn received 57,364 shares in connection with his cashless exercise.

On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn, pursuant to which Mr. Pappajohn agreed to purchase two secured promissory notes (each, a “2010 Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010. On June 3, 2010, Mr. Pappajohn loaned us $250,000 in exchange for the first 2010 Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned us $250,000 in exchange for the second 2010 Bridge Note. In connection with his purchase of the second 2010 Bridge Note, Mr. Pappajohn received a warrant to purchase up to 8,333 shares of our common stock in accordance with the Bridge Note and Warrant Purchase Agreement. The exercise price of the warrant (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) was $15.00 per share.

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

On October 1, 2010, in connection with a private placement of our October 2010 Notes and warrants expected to be completed with new independent investors, we entered into the October Note Purchase Agreement with John Pappajohn and SAIL as investors. Pursuant to this agreement, we issued to Mr. Pappajohn October 2010 Notes in the aggregate principal amount of $761,688 and warrants to purchase up to 126,949 shares of common stock. We received $250,000 in gross proceeds from the issuance to Mr. Pappajohn. We also issued October 2010 Notes in the aggregate principal amount of $511,688, and related warrants to purchase up to 85,285 shares, to Mr. Pappajohn in exchange for the cancellation of the two 2010 Bridge Notes originally issued to him on June 3, 2010 and July 25, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and a warrant to purchase up to 8,334 shares originally issued to him on July 25, 2010. Mr. Pappajohn therefore holds October 2010 Notes in the aggregate principal amount of $761,700.

In connection with the amendment of the October 2010 Notes discussed above, Mr. Pappajohn will receive Consideration Warrants to purchase a number of shares of common stock equal to 30% of the number of shares of common stock to be received by him upon conversion of his notes at the closing of the Qualified Offering. In connection with the 2011 Bridge Financing, the conversion price of the October 2010 Notes and the exercise price of the related warrants were adjusted to $3.00 and the number of underlying shares were adjusted accordingly.

On October 6, 2011 Mr. Pappajohn purchased 23,334 shares of CNS Response on the open market at a price of $3.30 per share.

On October 18, 2011, CNS Response, Inc. issued October 2011 Notes in the aggregate principal amount of $250,000 and warrants to purchase 41,667 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $250,000. On November 11, 2011 (see below) the terms of the corresponding purchase agreement were amended and restated to provide for the issuance of warrants to purchase a number of shares corresponding to 100% of the number of shares issuable on conversion of the October 2011 Notes. Consequently, the shares underlying the warrants issued to Mr. Pappajohn on October 18, 2011 were increased to 83,334 shares of common stock.

On November 11, 2011, the Company issued Mr. Pappajohn additional October 2011 Notes in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock for gross proceeds to the Company of $250,000 as part of the 2011 Bridge Financing. Again on December 27, 2011, the Company issued Mr. Pappajohn additional October 2011 Notes in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock for gross proceeds to the Company of $250,000 as part of the 2011 Bridge Financing. The Company has therefore issued October 2011 Notes in the aggregate principal amount of $750,000 and warrants to purchase 250,002 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $750,000.

On November 24, 2010 the Board of Directors, excluding Mr. Pappajohn, ratified an engagement agreement with Equity Dynamics, Inc., a company owned by Mr. Pappajohn, to provide financial advisory services to assist us with our fund raising efforts. These efforts have included advice and assistance with the preparation of Private Placement Memoranda, investor presentations, financing strategies, identification of potential and actual investors, and introductions to placement agents and investment bankers. The engagement agreement calls for a retainer fee of $10,000 per month starting February 1, 2010. On March 22, 2012, the Board ratified the extension of the Company’s engagement agreement. As of February 29, 2012, we have accrued $97,600 for the services provided by Equity Dynamics. The term of the agreement is for 12 months from its initiation and can be cancelled by either party, with or without cause, with 30 days written notice.

We received two short-term loans aggregating $200,000 from our director John Pappajohn on April 26, 2012 and May 25, 2012. These loans, evidenced by interest-free demand notes, were exchanged for October 2012 Notes on November 28, 2012. In addition, on November 28, 2012, we issued an additional $300,000 in October 2012 Notes to Mr. Pappajohn in exchange for cash.

Total aggregate principal as of December 31, 2012 on the October 2010 Notes, the October 2011 Notes and the October 2012 Notes is $2,011,700 on which interest of $237,300 has been accrued (but not been paid) at an interest rate of 9%. As of January 25, 2012, Mr. Pappajohn converted $200,000 of his October 2012 Notes and $2,900 of interest thereon into 4,300,551 shares of common stock.

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

SAIL Venture Partners L.P. (“SAIL”), of whose general partner our director David Jones used to be a managing member, issued unconditional guaranties to each of these investors, guaranteeing the prompt and complete payment when due of all principal, interest and other amounts under each Deerwood Note. The obligations under each guaranty were independent of our obligations under the Deerwood Notes and separate actions could be brought against the guarantor. We entered into an oral agreement to indemnify SAIL and grant to SAIL a security interest in our assets in connection with the guaranties. In addition, on August 20, 2010, we granted SAIL warrants to purchase up to an aggregate of 3,334 shares of common stock at an exercise price (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) of $16.80 per share.

Each Deerwood Note accrued interest at a rate of 9% per annum, which was payable together with the repayment of the principal amount, unless earlier converted, at the earliest of (i) the maturity date; (ii) prepayment of the Deerwood Note at our option; (iii) closing of a financing in which the aggregate proceeds to us are not less than $3,000,000 or (iv) the occurrence of an Event of Default (as defined in the Deerwood Note). Each Deerwood Note was convertible into shares of our common stock at a conversion price of $15.00. The conversion price was subject to customary anti-dilution adjustments, but would never be less than $9.00. As of September 30, 2010, Deerwood Partners LLC and Deerwood Holdings LLC held Deerwood Notes in the aggregate principal amount of $500,000.

On November 3, 2010, we issued October 2010 Notes in the aggregate principal amount of $762,250 and warrants to purchase up to 92,895 shares of common stock to three investors affiliated with Dr. Kallins. We received $250,000 in gross proceeds from the issuance to BGN Acquisition Ltd., LP, an entity controlled by Dr. Kallins, of October 2010 Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 41,667 shares. We also issued October 2010 Notes in the aggregate principal amount of $512,250, and related warrants to purchase up to 51,228 shares, to Deerwood Holdings LLC and Deerwood Partners LLC in exchange for the cancellation of the Deerwood Notes originally issued on July 5, 2010 and August 20, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and warrants to purchase an aggregate of up to 5,000 shares originally issued on August 20, 2010. The related guaranties and oral indemnification and security agreement that had been entered into in connection with the Deerwood Notes were likewise terminated. SAIL, of which our director David Jones is a senior partner, issued unconditional guaranties to each of the Deerwood investors in connection with the October 2010 Notes.

As of December 31, 2012, Deerwood Holdings LLC, Deerwood Partners LLC and BGN Acquisition Ltd., LP held October 2010 Notes in the aggregate principal amount of $762,300, which is also the largest aggregate principal amount of notes outstanding for these entities since October 1, 2010. Total interest as at December 31, 2012 is $150,400, which has accrued (but not been paid) at an interest rate of 9%.

Transactions with Zachary McAdoo

On November 21, 2011, the Board of Directors elected Zachary McAdoo to the Board. Mr. McAdoo also serves as Chairman of the Board’s audit committee.

On November 17, 2011, Zanett Opportunity Fund, Ltd., (“Zanett”) a Bermuda corporation for which McAdoo Capital, Inc. is the investment manager, purchased a 2011 Bridge Note in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock for cash payments aggregating $250,000. Mr. McAdoo is the president and owner of McAdoo Capital, Inc.

On January 27, 2012 we issued Zanett an additional 2011 Bridge Note in the aggregate amount of $40,000 and a warrant to purchase 13,334 shares of common stock for gross proceeds to the company of $40,000.

On February 29, 2012 we issued Zanett a subordinated unsecured promissory note (“February Note”) in the aggregate principal amount of $90,000 and a warrant to purchase 30,000 shares of common stock for gross proceeds to the Company of $90,000. The terms of the February 2012 Notes and related warrants are substantially similar to the terms of the October 2011 Notes and related warrants, except that the February 2012 Notes are not secured by our assets.

Total aggregate principal of the notes held as at December 31, 2012 is $380,000 on which interest of $35,900 has accrued (but not been paid) at an interest rate of 9%.

Transactions with Paul Buck

On December 24, 2009, we completed a second closing of our private placement which commenced in August 2009 in which we received gross proceeds of approximately $3 million, which included $54,000 invested by Mr. Buck. In exchange for his investment, we issued to Mr. Buck 6,000 shares of our common stock and a five year non-callable warrant to purchase 3,000 shares of our common stock at an exercise price of $9.00 per share. This investment was completed with the identical terms as received by all other investors in our private placement closings that took place on August 26, 2009, December 24, 2009, December 31, 2009 and January 4, 2010.

Prior to his employment by us, Mr. Buck had been working with us as an independent consultant since December 2008, assisting management with finance and accounting matters as well as our filings with the Securities and Exchange Commission. Mr. Buck earned $260,800 in consulting services rendered to us.

On February 15, 2011, we issued to Mr. Buck January 2011 Notes in the aggregate principal amount of $50,000 and related warrants to purchase up to 8,334 shares pursuant to the January Note Purchase Agreement. As of December 31, 2012, Mr. Buck held January 2011 Notes in the aggregate principal amount of $50,000, which is also the largest aggregate principal amount of notes outstanding for Mr. Buck since October 1, 2010. Total interest as at December 31, 2012 of $8,600 has accrued (but not been paid) on such notes at an interest rate of 9%.

On October 6, 2011 Mr. Buck purchased 3,334 shares of CNS Response on the open market at a price of $3.00.

Transactions with Beneficial Owners of More than Five Percent of Our Common Stock

On February 23, 2011, an January Note in the aggregate principal amount of $200,000 and a warrant to purchase 33,334 shares of common stock was issued to Mr. Andy Sassine, an accredited investor who had previously invested in us and as a result of the February 23 purchase became a beneficial owner of more than 5% of our outstanding common stock. On November 28, 2012, we issued an additional October 2012 Note in the principal amount of $25,000 to Mr. Sassine in exchange for cash. As of December 31, 2012, Mr. Sassine holds October 2010 Notes, January 2011 Notes and October 2012 Notes in the aggregate principal amount of $725,000, which is also the largest aggregate principal amount of notes outstanding for Mr. Sassine since October 1, 2008. Total interest as at December 31, 2012 of $135,550 has accrued (but not been paid) on such notes at an interest rate of 9%.

On February 28, 2011, pursuant to the January Note Purchase Agreement, we issued a January Note in the aggregate principal amount of $400,000, and a warrant to purchase 66,667 shares of common stock to Pyxis (formerly known as Highland) Long/Short Healthcare Fund, which had previously invested in us and as a result of the February 28 purchase, when aggregating securities owned by its affiliate Cummings Bay Healthcare Fund, became a beneficial owner of more than 5% of our outstanding common stock. As of December 31, 2012, Pyxis Long/Short Healthcare Fund and Cummings Bay Healthcare Fund hold October 2010 Notes and January 2011 Notes in the aggregate principal amount of $950,000, which is also the largest aggregate principal amount of notes outstanding for Pyxis Long/Short Healthcare Fund and Cummings Bay Healthcare Fund since October 1, 2008. Total interest as at December 31, 2012 of $168,300 has accrued (but not been paid) on such notes at an interest rate of 9%. Mr. Michael Gregory is the portfolio manager for both Highland Long/Short Healthcare Fund and Cummings Bay Healthcare Fund.

On January 20, 2011 and April 5, 2011 two January 2011 Notes in the aggregate principal amount of $100,000 and a warrant to purchase 16,667 shares of common stock were issued to Dr. Meyer Proler, an accredited investor who had previously invested in us. On August 22, 2012, we issued a $50,000 October 2012 Note to Dr. Proler in exchange for cash. As of December 31, 2012, Dr. Proler holds January 2011 Notes and an October 2012 Note in the aggregate principal amount of $150,000, which is also the largest aggregate principal amount of notes outstanding for Dr. Proler since January 20, 2011. Total interest as at December 31, 2012, of $18,500 has accrued (but not been paid) on such notes at an interest rate of 9%.

On November 10, 2011 and January 24, 2012 two October 2011 Notes in the aggregate principal amount of $90,000 and a warrant to purchase 30,000 shares of common stock were issued to Larry Hopfenspirger, an accredited investor who had previously invested in the Company. On November 30, 2012, we issued an additional $60,000 October 2012 Note to Mr. Hopfenspirger in exchange for cash. As of December 31, 2012, Mr. Hopfenspirger holds October 2011 Notes and an October 2012 Note in the aggregate principal amount of $150,000, which is also the largest aggregate principal amount of notes outstanding for Mr. Hopfenspirger since November 10, 2011. Total interest as at December 31, 2012, of $9,300 has accrued (but not been paid) on such notes at an interest rate of 9%. As of January 25, 2012, Mr. Hopfenspirger converted his $60,000 October 2012 Note and $735 of interest thereon into 1,287,303 shares of common stock.

On August 8, 2012, and September 6, 2012 two October 2012 Notes in the aggregate principal amount of $200,000 were issued in exchange for cash to the Thomas T. and Elizabeth C. Tierney Family Trust (the “Tierney Family Trust”), an accredited investor, of which Thomas T. Tierney is a trustee. As of December 31, 2012, the Tierney Family Trust holds October 2012 Notes in the aggregate principal amount of $200,000, which is also the largest aggregate principal amount of notes outstanding to this investor. Total interest as at December 31, 2012, of $6,200 has accrued (but not been paid) on such notes at an interest rate of 9%.

On October 19, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to the Declaration of Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (the “Follman Trust”), an accredited investor, of which Robert J. Follman is a trustee. As of December 31, 2012, the Follman Trust holds October 2012 Notes in the aggregate principal amount of $200,000, which is also the largest aggregate principal amount of notes outstanding to this investor. Total interest as at December 31, 2012, of $3,700 has accrued (but not been paid) on such note at an interest rate of 9%.

On October 25, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to Extuple Limited Partnership (“Extuple”), an accredited investor, of which Philip Deck is the managing partner. As of December 31, 2012, Extuple holds October 2012 Notes in the aggregate principal amount of $200,000, which is also the largest aggregate principal amount of notes outstanding to this investor. Total interest as at December 31, 2012, of $3,400 has accrued (but not been paid) on such note at an interest rate of 9%.

On November 28, 2012, an October 2012 Note in the aggregate principal amount of $25,000 was issued in exchange for cash to Argyris and Ann Vassiliou, who are accredited investors who have previously invested in the Company. As of December 31, 2012, Mr. and Mrs. Vassiliou hold October 2012 Notes in the aggregate principal amount of $25,000, which is also the largest aggregate principal amount of notes outstanding to these investors. Total interest as at December 31, 2012, of $200 has accrued (but not been paid) on such note at an interest rate of 9%.

On November 29, 2012, an October 2012 Note in the aggregate principal amount of $250,000 was issued in exchange for cash to Mark and Jill Oman, who are accredited investors. As of December 31, 2012, Mr. and Mrs. Oman hold October 2012 Notes in the aggregate principal amount of $250,000, which is also the largest aggregate principal amount of notes outstanding to these investors. Total interest as at December 31, 2012, of $2000 has accrued (but not been paid) on such note at an interest rate of 9%.

On November 29, 2012, an October 2012 Note in the aggregate principal amount of $100,000 was issued in exchange for cash to Ronald Dozoretz MD, an accredited investor who has previously invested in the Company. As of December 31, 2012, Dr. Dozoretz holds October 2012 Notes in the aggregate principal amount of $100,000, which is also the largest aggregate principal amount of notes outstanding to this investor. Total interest as at December 31, 2012, of $800 has accrued (but not been paid) on such note at an interest rate of 9%.

Transaction with Staff Members of Equity Dynamics, Inc.

On July 5, 2010 the Board granted warrants to purchase 16,668 shares of common stock to members of staff of Equity Dynamics, Inc. a company owned by Mr. Pappajohn, for consulting services they had rendered to us, advising on and assisting with fund raising activities. Using the Black-Scholes model, these warrants were valued at $199,000 and expensed to consulting fees. These warrants have an exercise price of $9.00 per share, are exercisable from the date of grant and had a term of 10 years from the date of grant.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference to “Directors, Executive Officers and Corporate Governance — Board Composition and Committees and Director Independence.”

ITEM 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Cacciamatta Accountancy Corporation for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2012 and 2011 were $146,100 and $ 144,800, respectively.

Audit-Related Fees

Cacciamatta Accountancy Corporation billed us $0 and $0 in fees for assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2012 and 2011, respectively.

Tax Fees

The aggregate fees to be billed by Cacciamatta Accountancy Corporation for professional services rendered for tax compliance, tax advice, and tax planning during our fiscal years ending September 30, 2012 and September 30, 2011 were $10,000 and $0, respectively.

All Other Fees

None.

Audit Committee Policies and Procedures

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. During each of the fiscal years ended September 30, 2012 and 2011, respectively, our Audit Committee pre-approved 100% of the audit and tax services described above.

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

Date: January 28, 2013

