Form 10-Q
period 2012-12-31
CNS RESPONSE, INC.
filed 2013-02-19
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 001-35527

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

Yes ☐                                        No ☒

As of February 14, 2013, the issuer had 18,182,867 shares of common stock, par value $.001 per share, issued and outstanding.

CNS RESPONSE, INC.

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended December 31,
	2012	2011
REVENUES
Neurometric Information Services	$28,200	$32,000

OPERATING EXPENSES:
Cost of Neurometric Service revenues	31,400	39,200
Research	55,800	69,700
Product development	87,100	112,500
Sales and marketing	91,500	286,200
General and administrative	461,300	808,700

Total operating expenses	727,100	1,316,300

OPERATING LOSS	(698,900)	(1,284,300)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(598,400)	(1,482,000)
Gain on extinguishment of debt	466,300	-
Financing fees	(31,700)	(45,300)
Offering costs	-	(6,800)
Gain (Loss) on derivative liabilities	(97,600)	232,100
Total other income (expense)	(261,400)	(1,302,000)
LOSS BEFORE PROVISION FOR INCOME TAXES	(960,300)	(2,586,300)
Provision for income taxes	800	900
LOSS BEFORE OTHER COMPREHENSIVE INCOME	(961,100)	(2,587,200)
Other Comprehensive Income (Loss)	-	-
LOSS FROM CONTINUING OPERATIONS	(961,100)	(2,587,200)
Loss from discontinued operations	(12,200)	(144,100)
NET LOSS	$(973,300)	$(2,731,300)
BASIC LOSS PER SHARE:
From continuing operations	$(0.47)	$(1.38)
From discontinued operations	(0.01)	(0.08)
Combined Net Loss	(0.48)	(1.46)

DILUTED LOSS PER SHARE:
From continuing operations	$(0.47)	$(1.38)
From discontinued operations	(0.01)	(0.08)
Combined Net Loss forfeiture	(0.48)	(1.46)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	2,024,619	1,873,583
Diluted	2,024,619	1,873,583

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited As at December 31	As at September 30,
	2012	2012
ASSETS
CURRENT ASSETS:
Cash	$821,100	$7,700
Accounts receivable (net of allowance for doubtful accounts of $5,900 and $14,300 as of December 31 and September 30, 2012 respectively)	17,600	12,400
Prepaids and other	17,800	43,700
Assets of discontinued operation	15,100	17,900
Total current assets	871,600	81,700
Furniture & equipment, net	15,200	20,000
Other assets	23,000	23,600
TOTAL ASSETS	$909,800	$125,300

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable (including $298,100 and $260,000 to related parties as of December 31 and September 30, 2012 respectively)	$2,950,500	$3,086,700
Accrued liabilities	500	20,600
Accrued compensation (including $354,800 and $499,100 to related parties as of December 31 and September 30, 2012 respectively)	634,600	732,700
Accrued consulting fees (including $90,000 and $81,000 to related parties as of December 31 and September 30,2012 respectively)	116,000	104,000
Accrued interest	1,244,300	1,048,800
Promissory Note	-	200,000
Derivative liability	-	520,700
Senior convertible promissory notes (net of discounts $270,200 and $370,200 as of December 31 and September 30, 2012 respectively)	1,727,900	27,900
Senior subordinated convertible promissory notes-related party (net of discounts of $0.00 and $0.00 as of December 31 and September 30, 2012 respectively)	3,023,900	3,023,900
Subordinated convertible promissory notes-related party (net of discounts $0.00 and $416,700 as of December 31 and September 30, 2012 respectively)	4,500,000	4,083,300
Unsecured convertible promissory note (net of discounts $0.00 and $37,500 as of December 31 and September 30, 2012 respectively)	90,000	52,500
Current portion of long-term debt	4,700	5,200
Liabilities of discontinued operation (including $88,300 and $89,000 to related parties as of December 31 and September 30, 2012 respectively)	298,100	288,700
Total current liabilities	14,590,500	13,195,000

LONG-TERM LIABILITIES
Capital lease	3,900	5,000
Total long-term liabilities	3,900	5,000
TOTAL LIABILITIES	14,594,400	13,200,000
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; authorized 100,000,000 shares; 2,079,965 and 1,914,175 shares issued and outstanding as of December 31 and September 30, 2012 respectively	2,100	1,900
Additional paid-in capital	32,929,900	32,566,700
Accumulated deficit	(46,616,600)	(45,643,300)
Total stockholders' equity	(13,684,600)	(13,074,700)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$909,800	$125,300

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(973,300)	$(2,731,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	12,200	144,100
Depreciation and amortization	4,000	4,000
Amortization of discount on bridge notes issued	423,800	1,379,100
Stock-based compensation	355,500	335,500
Issuance of warrants for financing services	-	5,700
Gain on derivative liability valuation	97,600	(232,100)
Extinguishment of debt	(466,300)
Non-cash interest expense	205,500	138,900
Changes in operating assets and liabilities
Accounts receivable	(5,200)	14,100
Prepaids and other current assets	25,900	29,100
Accounts payable and accrued liabilities	(136,300)	93,600
Deferred compensation	80,200	(37,600)
Deferred compensation exchange for common stock	(178,300)	-
Security deposit on new lease	-	4,600
Net cash used in operating activities	(554,700)	(852,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture & equipment	-	(1,900)
Disposal of fixed assets	1,400	-
Acquisition of Brain Clinics	-	(21,200)
Net cash used in investing activities	1,400	(23,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of a capital lease	(1,600)	(1,500)
Net proceeds from bridge notes	1,368,300	1,040,400
Proceeds from exercise of warrants	-	900
Net cash provided by (used) financing activities	1,366,700	1,039,800

DISCONTINUED OPERATIONS
Net cash used in operations activities	-	(139,600)
Net Cash used in discontinued operations	-	(139,600)
NET INCREASE IN CASH	813,400	24,800
Cash, beginning of period	7,700	73,600
Cash, end of period	821,100	$98,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$800	$3,400
Income taxes	$800	$900
Fair value of intellectual property	$-	$21,200
Shares issued for salaries	7,900	-
Non-cash financing activities:
Offering costs	$-	$101,100

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated
For the three months ended December 31, 2012	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2012 (Audited)	1,914,175	1,900	32,566,700	(45,643,300)	(13,074,700)
Stock-based compensation	-	-	355,500	-	355,500
Stock issued for officers’ salaries	165,790	200	7,700	-	7,900
Net loss for the three months ended December 31, 2012	-	-	-	(973,300)	(973,300)
Balance at December 31, 2012	2,079,965	$2,100	$32,929,900	$(46,616,600)	$(13,684,600)

	Common Stock		Additional Paid-in	Accumulated
For the three months ended December 31, 2011	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2011 (Audited)	1,871,352	1,900	30,813,100	(42,236,500)	(11,421,500)
Stock-based compensation	-	-	335,500	-	335,500
Stock issued for warrant exercise	2,823	-	900	-	900
Net loss for the three months ended December 31, 2011	-	-	-	(2,731,300)	(2,731,300)
Balance at December 31, 2011	1,874,175	$1,900	$31,149,500	$(44,967,800)	$(13,816,400)

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

The Company is a clinical decision support company with a commercial neurometric platform to predict drug response for treatment of brain disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder.  We are commencing a reimbursed 2,000 patient trial at Walter Reed National Military Medical Center (“Walter Reed” or “WRNMMC”) focused on patients with depression, post-traumatic stress disorder (“PTSD”) and mild traumatic brain injury (“mTBI”) in order to support clinical decisions in the treatment of depression and related disorders.  We will be reimbursed by Walter Reed at our standard rate for each PEER Outcome report rendered in the study. PEER stands for Psychiatric EEG Evaluation Registry (“PEER”).

In addition, the Company had acquired the Neuro-Therapy Clinic, Inc. (“NTC”) on January 15, 2008, which provided behavioral health care services.  NTC was a center for advanced testing and treatment of neuropsychiatric problems, including learning, attentional and behavioral challenges, mild head injuries, as well as depression, anxiety, bipolar and all other common psychiatric disorders. However, due to the Company’s inability to raise sufficient funding and due to NTC’s continued operating losses, it was decided to discontinue the operations of NTC effective September 30, 2012, as the Company chose to focus its limited cash resources on the clinical trial at Walter Reed National Military Medical Center. NTC is accounted for as a discontinued operation as detailed in Footnote 3 .

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

As of November 30, 2012 the Company closed on a $2 million round of bridge financing and has approval from the majority of note holders in each tranche to raise an additional $1 million of debt.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All share and per share numbers presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split of the common stock on April 2, 2012 and a simultaneous reduction in authorized shares to 100,000,000.

Basis of Consolidation

The consolidated financial statements include the accounts of CNS Response, Inc., an inactive parent company, and its wholly owned subsidiaries CNS California and NTC.  All significant intercompany transactions have been eliminated in consolidation. NTC is accounted for as a discontinued operation (see footnote 3) .

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At December 31, 2012 cash exceeded the federally insured limit by $571,100.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

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

Effective November 28, 2012 the Company, together with the majority of the note holders of each of the October 2010 Notes, the January 2011 Notes, the October 2011 Notes and the February 2011 Note agreed to amend all the Notes, pursuant to the terms of the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement, dated as of October 24, 2012. Consequently, all of such notes were amended to (a) extend the maturity date to October 1, 2013, (b) set the conversion price at $1.00, subject to adjustment as provided in the notes and (c) remove full-ratchet anti-dilution protection. In addition, the holders forfeited the warrants they received in connection with the issuance of the notes, and consented to the 2012 Bridge Financing, the issuance of the October 2012 Notes and to the subordination of their notes to these October 2012 Notes. Both the convertible notes and warrants had contained ratchet provisions, which under ASC 815 required bifurcation of the conversion feature and warrants for derivative liability treatment. With the warrants forfeited, the ratchet in the notes eliminated and the maturity date extended, only the interest rate on all the notes remained unchanged at 9% per annum. Using the Black Scholes model, we valued each tranche of the Notes as of November 28, 2012 and compared that value with the value of these notes on the prior day with their original maturity dates.  The difference of the two valuation calculations of $466,300 was booked to Other Expenses as a gain on extinguishment of debt. As of December 31, 2012 the derivative liability was $0 as the warrants were eliminated and with the ratchet removed the debt conversion option liability was also $0. As of September 30, 2012 the derivative liability was $520,700, which was comprised of the warrant liability of $520,700 and debt conversion liability of $0.

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

The Company’s warrant liability is carried at fair value totaling $520,700, as of September 30, 2012, and the Company’s conversion option liability is carried at fair value of $0.00 as of September 30, 2012.  The warrant liability and conversion option liability were removed on November 28, 2012, as warrants were eliminated and the ratchet feature removed from the convertible notes upon modification. As a result, the warrant liability and conversion option liability are both $0 as of December 31, 2012.

	Carrying Value	Fair Value Measurements at
	As of	December 31, 2012
	December 31,	Using Fair Value Hierarchy
	2012	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$-	$-	$-	$-
Senior subordinated convertible promissory notes	3,023,900	-	3,023,900	-
Subordinated convertible promissory notes	4,500,000	-	4,500,000	-
Unsecured convertible promissory notes	90,000	-	90,000	-
Senior convertible promissory notes	1,727,900	-	1,998,100	-
Conversion option liability	-	-	-	-
Total	$9,341,800	$-	$9,612,000	$-

For the three months ending December 31, 2012 the Company recognized a loss of $97,600 on the change in fair value of derivative liabilities.  For the three months ending December 31, 2011 the Company recognized a gain of $232,100 on the change in fair value of derivative liabilities.  As at December 31, 2012 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection.

Fixed Assets

 Fixed assets, which are recorded at cost, consist of office furniture and equipment and are depreciated over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be from 3 to 5 years.  Depreciation for the three months ended December 31, 2012 and 2011 was $4,000 and $4,000 respectively.  Accumulated depreciation at December 31, 2012 and 2011 was $53,500 and $37,700 respectively.

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

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) (“ASC 350-30”), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the three months ended December 31, 2012 and 2011.

Revenues

The Company recognizes revenue as the related services are delivered.

Research and Development Expenses

The Company charges all research and development expenses to operations as incurred.

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. There were no advertising expenses for the three months ended December 31, 2012 and 2011.

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

Based on the volume of shares traded on the open market, during the period October 1, 2012 through to December 10, 2012, the date of the option grant, management judged that the Company’s stock was not actively traded as only $15,000 worth of stock was traded on 11 of 48 trading days during this period at prices ranging from $0.76 to $0.83. There was a contemporaneous transaction whereby $2 million of Senior Secured Convertible Notes (“October 2012 Notes”) with a conversion price of $0.04718 were purchased by accredited third party investors. Given the very low volume of stock which was not actively traded, compared to the volume of October 2012 Notes purchased, management’s judgment was that the pricing of the October 2012 Notes at $0.04718 represented a better determinant of fair value of the Company’s common stock and the options granted on December 10, 2012.

Comprehensive Income (Loss)

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income) (“ASC 220-10”), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the years ended December 31, 2012 and 2011.

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

Summary Financial Data of Discontinued Operations:

Revenues, income before income taxes and net loss of NTC which are included in discontinued operations are as follows:

	Three Months ended December 31,
	2012	2011
Neuro-Therapy Clinic
Revenues	$-	$152,300
Expenses	12,200	296,400
Operating Loss before taxes	$(12,200)	$(144,100)
Taxes	-	-
Net Loss	$(12,200)	$(144,100)

The assets and liabilities of NTC are as follows:

	As at December 31,
	2012	2011
ASSETS:
Cash	$15,100	$14,700
Account Receivable	-	29,100
Prepaid Expenses	-	6,300
Security Deposit	-	5,800
Assets of Discontinued Operations	$15,100	$55,900

LIABILITIES:
Accounts Payable	$159,600	$121,900
Accrued Payroll Liabilities	138,500	12,300
Liabilities of Discontinued Operations	$298,100	$134,200

4.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

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

From August 17, 2012 through September 30, 2012, the Company issued August 2012 Bridge Notes (August 2012 Notes) in an aggregate principal amount of $400,000 as part of a $2 million bridge financing. These August 2012 Notes were subsequently amended and replaced with October 2012 Notes. From October 19, 2012 to November 30, 2012 the Company issued additional October 2012 Notes in the aggregate principal amount of $1,600,000 to complete the $2 million bridge financing. No warrants were issued in conjunction with these notes. Furthermore $1,900 of these notes were converted into 40,000 shares of common stock prior to September 30, 2012 leaving an aggregate net $1,998,100 of convertible promissory October 2012 Bridge Notes outstanding.

The securities issued under the 2010, 2011 and 2012 Note and Warrant Purchase Agreements through December 31, 2012 are summarized in the following table and notes:

			As of December 31, 2012
Note Type and Investor		Amended Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
Senior Subordinated Secured 9% Notes Convertible at $1.00 (the “October 2010 Notes”)(21)(23)(26)

John Pappajohn	(1)	10/01/2013	$761,700	$-	$761,700	-	-
Deerwood Partners, LLC	(2)	10/01/2013	256,100	-	256,100	-	-
Deerwood Holdings, LLC	(2)	10/01/2013	256,100	-	256,100	-	-
SAIL Venture Partners, LP	(3)	10/01/2013	250,000	-	250,000	-	-
Fatos Mucha	(10)	10/01/2013	100,000	-	100,000	-	-
Andy Sassine	(4)	10/01/2013	500,000	-	500,000	-	-
JD Advisors	(10)	10/01/2013	150,000	-	150,000	-	-
Queen Street Partners	(10)	10/01/2013	100,000	-	100,000	-	-
BGN Acquisitions	(2)	10/01/2013	250,000	-	250,000	-	-
Pyxis Long/Short Fund Healthcare Fund	(5)	10/01/2013	400,000	-	400,000	-	-
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	3,334	10/11/2015
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	13,334	11/11/2015
Total Senior Subordinated Secured Convertible Promissory (October 2010) Notes		10/01/2013	$3,023,900	$-	$3,023,900	16,668	2015

Subordinated Secured 9% Notes Convertible at $1.00 (the “January 2011 Notes”) (22)(23)(26)
		Amended Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
Meyer Proler MD	(7)	10/01/2013	$50,000	$-	$50,000	-	-
William F. Grieco	(10)	10/01/2013	100,000	-	100,000	-	-
Edward L. Scanlon	(10)	10/01/2013	200,000	-	200,000	-	-
Robert Frommer Family Trust	(8)	10/01/2013	50,000	-	50,000	-	-
Paul Buck	(9)	10/01/2013	50,000	-	50,000	-	-
Andy Sassine	(4)	10/01/2013	200,000	-	200,000	-	-
SAIL Venture Partners, LP	(3)	10/01/2013	187,500	-	187,500	-	-
SAIL 2010 Co-Investment Partners, LP	(3)	10/01/2013	62,500	-	62,500	-	-
Pyxis Long/Short Healthcare Fund	(5)	10/01/2013	400,000	-	400,000	-	-
Monarch Capital: Placement Agent Warrants	(6)	10/01/2013	-	-	-	18,334	02/27/2016
Rajiv Kaul	(10)	10/01/2013	100,000	-	100,000	-	-
Meyer Proler MD	(7)	10/01/2013	50,000	-	50,000	-	-
SAIL Venture Partners, LP	(3)	10/01/2013	250,000	-	250,000	-	-
SAIL 2010 Co-Investment Partners, LP	(3)	10/01/2013	250,000	-	250,000	-	-
John M Pulos	(10)	10/01/2013	150,000	-	150,000	-	-
SAIL Venture Partners, LP	(3)	10/01/2013	125,000	-	125,000	-	-
SAIL 2010 Co-Investment Partners, LP	(3)	10/01/2013	125,000	-	125,000	-	-
Cummings Bay Capital LP	(5)	10/01/2013	150,000	-	150,000	-	-
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	6,667	04/24/2016
Antaeus Capital: Placement Agent Warrants	(11)		-	-	-	5,000	04/24/2016
Total Subordinated Secured Convertible Promissory (January 2011) Notes		10/01/2013	$2,500,000	$-	$2,500,000	30,001	2016

Subordinated Secured 9% Notes Convertible at $1.00 (the “October 2011 Notes”) (24)(26)
		Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
John Pappajohn	(1)	10/01/2013	$250,000	$-	250,000	-	-
Jordan Family, LLC	(10)	10/01/2013	20,000	-	20,000	-	-
Larry Hopfenspirger	(20)	10/01/2013	60,000	-	60,000	-	-
John Pappajohn	(1)	10/01/2013	250,000	-	250,000	-	-
Zanett Opportunity Fund, Ltd	(12)	10/01/2013	250,000	-	250,000	-	-
John Pappajohn	(1)	10/01/2013	250,000	-	250,000	-	-
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	2,667	12/15/2016
Edward L. Scanlon	(10)	10/01/2013	100,000	-	100,000	-	-
John Pagnucco	(10)	10/01/2013	50,000	-	50,000	-	-
Larry Hopfenspirger	(20)	10/01/2013	30,000	-	30,000	-	-
Gene Salkind, MD	(10)	10/01/2013	50,000	-	50,000	-	-
AlphaNorth Offshore, Inc.	(13)	10/01/2013	500,000	-	500,000	-	-
Aubrey W. Baillie	(10)	10/01/2013	100,000	-	100,000	-	-
Zanett Opportunity Fund, Ltd	(12)	10/01/2013	40,000	-	40,000	-	-
BluMont Northern Rivers Fund	(10)	10/01/2013	50,000	-	50,000	-	-
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	2,667	02/12/2017-
Innerkip Placement Agent Warrants	(14)		-	-	-	15,167	02/12/2017
Total Subordinated Secured Convertible Promissory (October 2011) Notes		10/01/2013	$2,000,000	$-	$2,000,000	20,501	2016-2017
Total Subordinated Secured Convertible Promissory Notes			$4,500,000	$-	$4,500,000	-

Unsecured 9% Notes Convertible at $1.00 (the “Unsecured Note”) (25)(26)
Zanett Opportunity Fund, Ltd	(12)	10/01/2013	90,000	-	90,000	-	-
Total Unsecured Convertible Promissory Notes			$90,000	$-	$90,000	-

Senior Secured 9% Notes Convertible at $0.04718 (the “October 2012” Notes) (26)
		Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
Sail Holding LLC	(3)	10/01/2013	100,000	(67,700)	32,300	-	-
Tierney Family Trust	(15)	10/01/2013	100,000	(67,600)	32,400	-	-
BluMont Northern Rivers Fund	(10)	10/01/2013	48,100	(33,800)	14,300	-	-
Meyer Proler MD	(7)	10/01/2013	50,000	(33,800)	16,200	-	-
Tierney Family Trust	(15)	10/01/2013	100,000	(67,300)	32,700	-	-
The Follman Trust	(16)	10/19/2013	200,000	-	200,000	-	-
Extuple Limited Partnership	(17)	10/25/2013	200,000	-	200,000	-	-
SAIL 2010 Co-Investment Partners, LP	(3)	10/26/2013	20,000	-	20,000	-	-
SAIL 2011 Co-Investment Partners, LP	(3)	10/26/2013	20,000	-	20,000	-	-
SAIL Venture Partners II, LP	(3)	10/26/2013	50,000	-	50,000	-	-
AlphaNorth Offshore, Inc.	(13)	11/06/2013	100,000	-	100,000	-	-
Argyris & Ann Vassiliou	(10)	11/28/2013	25,000	-	25,000	-	-
George Carpenter	(8)	11/28/2013	50,000	-	50,000	-	-
John Pappajohn	(1)	11/28/2013	500,000	-	500,000	-	-
Andy Sassine	(4)	11/29/2013	25,000	-	25,000	-	-
Mark & Jill Oman	(18)	11/29/2013	250,000	-	250,000	-	-
Ronald Dozoretz MD	(19)	11/29/2013	100,000	-	100,000	-	-
Larry Hopfenspirger	(20)	11/30/2013	60,000	-	60,000	-	-
Total Senior Secured Convertible Promissory (October 2012) Notes			$1,998,100	$(270,200)	$1,727,900	-	-
Total			$9,612,000	$(270,200)	$9,341,800	67,170	-

(1)	Mr. John Pappajohn is a Director of the Company. On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase two secured promissory notes (each, a “Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010. On June 3, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the first Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the second Bridge Note. In connection with his purchase of the second Bridge Note, Mr. Pappajohn received a warrant to purchase up to 8,334 shares of our common stock. The exercise price of the warrant (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) was $15.00 per share. Pursuant to a separate agreement that we entered into with Mr. Pappajohn on July 25, 2010, we granted him a right to convert his Bridge Notes into shares of our common stock at a conversion price of $15.00. The conversion price was subject to customary anti-dilution adjustments, but would never be less than $9.00. Each Bridge Note accrued interest at a rate of 9% per annum.

On October 1, 2010, we entered into a Note and Warrant Purchase Agreement (the “October Purchase Agreement”) with Mr. Pappajohn, pursuant to which we issued to Mr. Pappajohn October 2010 Notes in the aggregate principal amount of $761,700 and warrants to purchase up to 126,949 shares of common stock. The Company received $250,000 in gross proceeds from the issuance of October 2010 Notes in the aggregate principal amount of $250,000 and related warrants to purchase up to 41,667 shares. We also issued October 2010 Notes in the aggregate principal amount of $511,700, and related warrants to purchase up to 85,282 shares, to Mr. Pappajohn in exchange for the cancellation of the two Bridge Notes originally issued to him on June 3, 2010 and July 25, 2010 in the aggregate principal amount of $500,000 (and accrued and unpaid interest on those notes) and a warrant to purchase up to 8,334 shares originally issued to him on July 25, 2010. The transaction closed on October 1, 2010.On October 18, 2011, the Company entered into a new note and warrant purchase agreement in connection with a $2 million bridge financing (the “2011 Bridge Financing”), with Mr. Pappajohn.  Pursuant to the agreement, the Company issued subordinated secured convertible notes (the “2011 Bridge Notes”) in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $250,000.

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

On each of November 10, 2011, and December 27, 2011, the Company issued a 2011 Bridge Note in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $250,000. The combined aggregate amount for these three 2011 Bridge Financings was $500,000 and warrants to purchase 166,668 shares of common stock for gross proceeds to the Company of $500,000.

On November 28, 2012, we entered into an Amended and Restated Bridge Financing Purchase Agreement with Mr. Pappajohn pursuant to which we issued to Mr. Pappajohn a October 2012 Note in the aggregate principal amount of $500,000, inclusive of the exchange of $200,000 in aggregate principal amount of demand notes issued on April 26 and May 25, 2012 for an aggregate of $200,000. The gross new cash proceeds to the Company from the November 28 issuance to Mr. Pappajohn were $300,000.

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

(3)	Until his departure from our Board on November 30, 2012, Mr. Dave Jones was the Chairman of the Board of the Company and is a former managing member of the general partner of SAIL, of which SAIL 2010 Co-Investment Partners, L.P. and SAIL Holdings, LLC are affiliates. Mr. Jones remains a limited partner of SAIL. On December 10, 2012, Mr. Walter Schindler joined the Board of the Company. Mr. Schindler holds sole voting and investment power over securities held by SAIL Holdings LLC. As the managing partner of SAIL Capital Partners, which is the general partner of the remaining SAIL entities, Mr. Schindler along with his fellow managing partner, Henry Habicht, holds voting and investment power over securities held by the remaining SAIL entities.

(4)	Mr. Andy Sassine is an accredited investor and is a beneficial owner of more than 5% of our outstanding common stock and is a Director Nominee to the Company.

(5)	Pyxis Long/Short Healthcare Fund (FKA Highland Long/Short Healthcare Fund) is affiliated with Cummings Bay Capital LP. Both individually and in the aggregate with Cummings Bay Capital LP, Pyxis Long/Short Healthcare Fund has become the beneficial owner of more than 5% of our outstanding common stock.

(6)	Monarch Capital Group LLC (“Monarch”) acted as non-exclusive placement agent with respect to the October 12, 2010 placement of October 2010 Notes in the aggregate principal amount of $100,000 and related warrants, pursuant to an engagement agreement, dated September 30, 2010, between the Company and Monarch. Under the engagement agreement, in return for its services as non-exclusive placement agent, Monarch was entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of October 2010 Notes to investors introduced to the Company by Monarch; (b) a cash expense allowance equal to 2% of the gross proceeds raised from the sale of October 2010 Notes to such investors; and (c) five-year warrants (the “2010 Placement Agent Warrants”) to purchase common stock of the Company equal to 10% of the shares issuable upon conversion of October 2010 Notes issued to such investors. In connection with the closings of October 12, 2010 and November 11, 2010 Monarch received a cash fee of $60,000 and a cash expense allowance of $10,000 and, on October 25, 2010, received 2010 Placement Agent Warrants to purchase 16,668 shares of the Company’s common stock at an exercise price of $3.00 per share.

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

Monarch also acted as non-exclusive placement agent with respect to the placement of October 2012 Notes in the aggregate principal amount of $60,000, pursuant to an engagement agreement, dated October 20, 2011 which has the same terms as the September 30, 2010 agreement between the Company and Monarch. In connection with acting as nonexclusive placement agent with respect to an October 2012 Note dated November 30, 2012 in the aggregate principal amount of $60,000, Monarch received aggregate cash fees of $6,000 and an aggregate cash expense allowance of $1,200 and will be issued a five-year warrants to purchase an aggregate of up to 127,172 shares of the Company’s common stock at an exercise price of $0.04718 per share.

Effective on November 20, 2012 the holders of placement agent warrants agreed to remove the ratchet feature in exchange for lowering the conversion price to $1.00 per share down from $3.00 per share. This resulted in the elimination of warrant liabilities as of such date.

(7)	Dr. Meyer Proler is an accredited investor who provides medical consulting services to the Company.

(8)	The Robert Frommer Family Trust is an accredited investor, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter.

On November 28, 2012, we entered into an Amended and Restated Bridge Financing Purchase Agreement with Mr. Carpenter pursuant to which we issued to Mr. Carpenter an October 2012 Note in the aggregate principal amount of $50,000 in exchange for $50,000 in cash. Mr. Carpenter resigned from the Company’s Board effective November 30, 2012 and remains the Company’s President and Chief Executive Officer.

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

Effective on November 20, 2012 the holders of placement agent warrants agreed to remove the ratchet feature in exchange for lowering the conversion price to $1.00 per share down from $3.00 per share. This resulted in the elimination of warrant liabilities as of such date.

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

(13)	On January 25, 2012, AlphaNorth Offshore, Inc. purchased an October 2011 Bridge Note in the aggregate principal amount of $500,000 and warrants to purchase 166,667 shares of common stock for cash payments aggregating $500,000. Mr. Steven Palmer is the President and CEO of AlphaNorth Asset Management and is the portfolio manager of AlphaNorth Offshore, Inc. Innerkip Capital Management (see below) received a finder’s fee and warrants in association with this transaction.

On November 6, 2012, AlphaNorth Offshore, Inc. purchased an October 2012 Note in the aggregate principal amount of $100,000 in exchange for $100,000 in cash. This October 2012 Note has a restrictive condition on conversion preventing AlphaNorth Offshore from having a beneficial ownership of greater than 4.999% of the Company. Mr. Tony Pullen received a finder’s fee of $7,000 and will be issued warrants to purchase 211,954 shares of common stock at $0.04718 per share.

(14)	Innerkip Capital Management, Inc. (“Innerkip”), a Toronto-based exempt market dealer registered with the Ontario Securities Commission (OSC), acted as non-exclusive placement agent with respect to the placement of October 2011 Notes issued during January 2012, in the aggregate principal amount of $650,000 and related warrants, pursuant to a Finder’s Agreement which was formalized and dated February 13, 2012, between the Company and Innerkip. Under the Finder’s Agreement, in return for its services as non-exclusive placement agent, Innerkip was entitled to receive (a) a cash fee equal to 7% of the gross proceeds raised from the sale of October 2011 Notes to investors, originated in Canada, introduced to the Company by Innerkip and (b) five-year warrants, which are identical to the investor warrants associated with the 2011 Bridge Financing, to purchase common stock of the Company equal to 7% of the shares issuable upon conversion of October 2011 Notes issued to such investors. In connection with the January 2012 closings, Innerkip received a cash fee of $45,500 and was issued warrants to purchase 15,167 shares of the Company’s common stock at an exercise price of $3.00 per share.

Effective on November 20, 2012 the holders of placement agent warrants agreed to remove the ratchet feature in exchange for lowering the conversion price to $1.00 per share down from $3.00 per share. This resulted in the elimination of warrant liabilities as of such date.

(15)	Mr. Thomas Tierney is a trustee of the Thomas T. Tierney and Elizabeth C. Tierney Family Trust (“Tierney Family Trust”) and is a limited partner of SAIL. Mr. Tierney is a Director Nominee of the Company and a beneficial owner of more than 5% of our outstanding common stock.

(16)	Mr. Robert Follman is a trustee of the Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (“Follman Trust”) and is a limited partner of SAIL. Mr. Follman is a Director Nominee of the Company and a beneficial owner of more than 5% of our outstanding common stock.

(17)	On October 25, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to Extuple Limited Partnership (“Extuple”), an accredited investor, of which Philip Deck is the managing partner. Extuple is a beneficial owner of more than 5% of our outstanding common stock. Mr. Tony Pullen received a finder’s fee of $14,000 and will be issued warrants to purchase 423,908 shares of common stock at $0.04718 per share.

(18)	On November 29, 2012, an October 2012 Note in the aggregate principal amount of $250,000 was issued in exchange for cash to Mark and Jill Oman, who are accredited investors. Mark and Jill Oman are beneficial owners of more than 5% of our outstanding stock.

(19)	On November 29, 2012, an October 2012 Note in the aggregate principal amount of $100,000 was issued in exchange for cash to Ronald Dozoretz MD, an accredited investor who has previously invested in the Company and is a beneficial owner of more than 5% of our outstanding stock.

(20)	On November 10, 2011 and January 24, 2012 two October 2011 Notes in the aggregate principal amount of $90,000 and a warrant to purchase 30,000 shares of common stock were issued to Mr. Larry Hopfenspirger, an accredited investor who had previously invested in the Company. On November 30, 2012, we issued an additional $60,000 October 2012 Note to Mr. Hopfenspirger in exchange for cash. Mr. Hopfenspirger is a beneficial owner of more than 5% of our outstanding stock.

(21)	The October 2010 Notes: The October Purchase Agreement provides for the issuance and sale of October 2010 Notes, for cash or in exchange for outstanding convertible notes, in the aggregate principal amount of up to $3,000,000 plus an amount corresponding to accrued and unpaid interest on any exchanged notes, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the October 2010 Notes. The agreement provides for multiple closings, but mandates that no closings may occur after January 31, 2011. The October Purchase Agreement also provides that the Company and the holders of the October 2010 Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the October 2010 Notes and the related warrants.

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

The warrants related to the October 2010 Notes were to expire seven years from the date of issuance and were exercisable for shares of common stock of the Company at an exercise price of $9.00. Exercise price and number of shares issuable upon exercise were subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect. Any provision of the October 2010 Notes or related warrants could be amended, waived or modified upon the written consent of the Company and holders of a majority of the aggregate principal amount of such notes outstanding. Any such consent would affect all October 2010 Notes or warrants, as the case may be, and will be binding on all holders thereof.

The October 2010 Notes were subsequently amended as detailed in (23) below.

(22)	The January 2011 Notes: The 2011 Note and Warrant Purchase Agreement (the “January Purchase Agreement”) provides for the issuance and sale of January 2011 Notes in the aggregate principal amount of up to $5,000,000, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the January 2011 Notes, in one or multiple closings to occur no later than July 31, 2011. The January Purchase Agreement also provides that the Company and the holders of the January 2011 Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the January 2011 Notes and the related warrants.

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

The January 2011 Notes were subsequently amended as detailed in (23) below.

(23)	Amendment of the October 2010 Notes and the January 2011 Notes: On October 11, 2011, the Company, with the consent of holders of a majority in aggregate principal amount outstanding (the “Majority Holders”) of our outstanding January 2011 Notes, amended all of the January 2011 Notes to extend the maturity of such notes until October 1, 2012 by means of an “Amendment and Conversion Agreement.” Pursuant to the terms of the amendment, which was effective as of September 30, 2011, the January 2011 Notes would receive a second position security interest in the assets of the Company (including its intellectual property). The Majority Holders of the January 2011 Notes also consented to the terms of a new $2 million bridge financing (the “2011 Bridge Financing”) and to granting the investors in such financing a second position security interest in the assets of the Company (including its intellectual property) that is pari passu with the second position security interest received by the holders of the January 2011 Notes. The amendment was also intended to add a mandatory conversion provision to the terms of the January 2011 Notes. Under that provision, the January 2011 Notes would be automatically converted upon the closing of a public offering by the Company of shares of its common stock and/or other securities with gross proceeds to the Company of at least $10 million (the “Qualified Offering”). If the public offering price were less than the conversion price then in effect, the conversion price would be adjusted to match the public offering price (the “Qualified Offering Price”).

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

The Amended and Restated Security Agreement, dated as of September 30, 2011, between the Company and Paul Buck, as administrative agent for the secured parties (the “Amended and Restated Security Agreement”), which replaced the existing security agreement from 2010, and the corresponding security interest terminate (1) with respect to the October 2010 Notes, if and when holders of a majority of the aggregate principal amount of October 2010 Notes issued have converted their notes into shares of common stock and, (2) with respect to the January 2011 Notes and the October 2011 Notes (defined below), if and when holders of a majority of the aggregate principal amount of January 2011 Notes and October 2011 Notes (on a combined basis) have converted their notes.

On June 1, 2012, the Company, having received on or prior to such date the consent of the Majority Holders of the October 2010 and January 2011 Notes, amended all of the October 2010 Notes and the January 2011 Notes to add a mandatory conversion provision to the terms of such notes.  Under that provision, the October 2010 Notes and January 2011 Notes would be automatically converted upon the closing of a public offering by the Company of shares of its securities with gross proceeds to the Company of at least $3 million.  If the public offering price were less than the conversion price then in effect, the conversion price would be adjusted to match the public offering price.  Pursuant to the agreements amending the October 2010 Notes and January 2011 Notes, which superseded the Amendment and Conversion Agreements, the exercise price of the warrants that were issued in connection with the notes would be adjusted to match such public offering price, if such price were lower than the exercise price then in effect. The warrants were also amended to remove the full-ratchet provision from the warrants for securities offerings occurring after any such public offering.  The Company agreed to issue to each holder of the October 2010 and January 2011 Notes, as consideration for the above and, warrants to purchase a number of shares of common stock corresponding to 100% of the number of shares issuable upon conversion of the principal amount and accrued and unpaid interest of his or her notes.  These warrants would be issued on or within 10 business days after any public offering.

The Company evaluated the agreements amending the October 2010 Notes and January 2011 Notes (which superseded the Amendment and Conversion Agreements) as of September 30, 2012, under ASC 470. The Company noted the change in terms did not constitute a substantial modification under ASC470.

The consents to the 2012 Bridge Financing obtained from holders of previously outstanding convertible promissory notes have taken effect, since the Company has raised more than $1.35 million in the 2012 Bridge Financing. Such consents had been given pursuant to the terms of the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement, dated as of October 24, 2012 (the “Consent Agreement”), between the Company and the holders of at least a majority in aggregate principal amount outstanding (“Majority Holders”) of each tranche of the Company’s secured convertible promissory notes issued in October and November 2010 (the “October 2010 Notes”), secured convertible promissory notes issued between January and April 2011 (the “January 2011 Notes”), secured convertible promissory notes issued between October 2011 and January 2012 (the “October 2011 Notes”) and an unsecured convertible promissory note issued in February 2012 (the “February 2012 Note”). As a result, all of such notes were amended to (a) extend the maturity date of October 1, 2013, (b) set the conversion price at $1.00, subject to adjustment as provided in the notes and (c) remove full-ratchet anti-dilution protection. In addition, the holders forfeited the warrants they received in connection with the issuance of the notes, and consented to the 2012 Bridge Financing, the issuance of the October 2012 Notes and to the subordination of their notes to these October 2012 Notes.

The Company evaluated the Consent Agreement, effective November 28, 2012 under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”). ASC 470 requires modifications to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted for like an extinguishment. For extinguished debt, a difference between the re-acquisition price and the net carrying amount of the extinguished debt shall be recognized currently in income of the period of extinguishment as losses or gains. The Company noted the change in terms per the Consent Agreement, met the criteria for substantial modification under ASC 470, and accordingly treated the modification as extinguishment of the original convertible notes, replaced by the new convertible notes under the modified terms. The Company recorded a gain on extinguishment of debt of $466,300 for the period ended December 31, 2012.

(24)	The October 2011 Bridge Notes: The 2011 Bridge Financing Purchase Agreement provides for the issuance and sale of October 2011 Notes (including the notes issued in October 2011) in the aggregate principal amount of up to $2,000,000, and warrants to purchase a number of shares corresponding to 100% of the number of shares issuable on conversion of the Bridge Notes, in one or multiple closings to occur no later than April 1, 2012. The 2011 Bridge Financing Purchase Agreement also provides that the Company and the holders of the October 2011 Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the October 2011 Notes and the related warrants.

Initially, the October 2011 Notes were to mature one year from the date of issuance (subject to earlier conversion or prepayment), earn interest equal to 9% per year with interest payable at maturity, be convertible into shares of common stock of the Company at a conversion price of $3.00, be secured by a second position security interest in the Company’s assets that is pari passu with the interest recently granted to the holders of the January 2011 Notes, be subordinated in all respects to the Company’s obligations under its October 2010 Notes and the related guaranties issued to certain investors by SAIL Venture Partners, L.P. be are pari passu to the obligations under the January 2011 Notes.  The second position security interest is governed by the Amended and Restated Security Agreement.

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

The warrants related to the October 2011 Notes were to expire five years from the date of issuance and were exercisable for shares of common stock of the Company at an exercise price of $3.00. Exercise price and number of shares issuable upon exercise were subject to adjustment (1) upon the subdivision or combination of, or stock dividends paid on, the common stock; (2) in case of any reclassification, capital reorganization or change in capital stock and (3) upon the completion of a financing at a price below the exercise price then in effect (including the Qualified Offering), except that subsequent to the Qualified Offering, the exercise price would not be adjusted for any further financings.  The warrants contained a cashless exercise provision.

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

On June 1, 2012, the Company, having received on or prior to such date the consent of holders of October 2011 Notes in the aggregate principal amount of $1,860,000 (out of a total outstanding aggregate principal amount of $2,000,000), amended such notes to add a mandatory conversion provision to the terms of such notes.  Under that provision, the October 2011 Notes would be automatically converted upon the closing of a public offering by the Company of shares of its securities with gross proceeds to the Company of at least $3 million (except for October 2011 Notes in the aggregate amount of $50,000 which were not subject to the mandatory conversion requirement upon a $3 million public offering, but rather a $5 million public offering).  If the public offering price were less than the conversion price then in effect, the conversion price would be adjusted to match the public offering price.  Pursuant to the agreements amending the October 2011 Notes, the exercise price of the warrants that were issued in connection with the notes would be adjusted to match such public offering price, if such price were lower than the exercise price then in effect. The warrants were also amended to remove the full-ratchet provision from the warrants for securities offerings occurring after any such public offering.  The Company agreed to issue to each holder of the October 2011 Notes who executed the agreements, as consideration for the above, warrants to purchase a number of shares of common stock corresponding to 50% of the number of shares issuable upon conversion of the principal amount and accrued and unpaid interest of his or her notes.  These warrants would be issued on or within 10 business days after any public offering.

(25)	The Unsecured Bridge Note: the terms of this note are identical to the 2011 Bridge Note described above, except that this note is not secured. There was only one note of this type issued to the Zanett Opportunity Fund as described in (12) above.

(26)	The 2012 Bridge Notes: On August 17, 2012, the Company entered into a new Note Purchase Agreement (the “2012 Bridge Financing Purchase Agreement”) in connection with a bridge financing (the “2012 Bridge Financing”), with SAIL Holdings LLC. The 2012 Bridge Financing Purchase Agreement initially provided for the issuance and sale of August 2012 Bridge Notes in the aggregate principal amount of up to $2,000,000, in one or multiple closings to occur no later than October 15, 2012. The consummation of the 2012 Bridge Financing and issuance of the August 2012 Bridge Notes, and corresponding security interest, had to be approved by the Majority Holders of each tranche of our October 2010 Notes, January 2011 Notes, October 2011 Notes and the Unsecured Note. If the Company did not obtain such consent, the holders could declare a default under such notes and seek all remedies available under such notes.

On October 19, 2012 the original 2012 Bridge Financing Purchase Agreement in connection with the 2012 Bridge Financing was amended and restated (the “Amended and Restated Bridge Financing Purchase Agreement”) thereby extending the period for closing the sale of August 2012 Bridge Notes from October 15, 2012 to November 30, 2012. Additionally, the revised notes (“October 2012 Notes”) eliminated the mandatory conversion provision (upon a subsequent equity financing) included in the August 2012 Bridge Notes at the request of a prospective investor. Otherwise the October 2012 Bridge Notes have substantially the same terms as the August 2012 Notes.

The Amended and Restated Bridge Financing Purchase Agreement provided for the issuance and sale of Bridge Notes in the aggregate principal amount of up to $2,000,000, in one or multiple closings to occur no later than November 30, 2012. Additionally this amended and restated agreement also provided for the reissuance and replacement of five August 2012 Notes with the revised October 2012 Notes. The Amended and Restated Bridge Financing Purchase Agreement also provides that the Company and the holders of the Bridge Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the August 2012 Bridge Notes.

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

The Company issued October 2012 Notes in the aggregate principal amount of $2.0 million. Furthermore, the consents to the 2012 Bridge Financing obtained from holders of previously outstanding convertible promissory notes have taken effect, since the Company raised more than $1.35 million in the 2012 Bridge Financing. Such consents had been given pursuant to the terms of the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement, dated as of October 24, 2012 (the “Consent Agreement”), between the Company and the holders of at least a majority in aggregate principal amount outstanding (“Majority Holders”) of each tranche of the Company’s secured convertible promissory notes issued in October and November 2010 (the “October 2010 Notes”), secured convertible promissory notes issued between January and April 2011 (the “January 2011 Notes”), secured convertible promissory notes issued between October 2011 and January 2012 (the “October 2011 Notes”) and an unsecured convertible promissory note issued in February 2012 (the “February 2012 Note”). As a result, all of such notes were amended to (a) extend the maturity date of October 1, 2013, (b) set the conversion price at $1.00, subject to adjustment as provided in the notes and (c) remove full-ratchet anti-dilution protection. In addition, the holders forfeited the warrants they received in connection with the issuance of the notes, and consented to the 2012 Bridge Financing, the issuance of the October 2012 Notes and to the subordination of their notes to these October 2012 Notes.

The October 2012 Bridge Notes are secured by a first position security interest in the Company’s assets, with the security interest of all previously outstanding convertible promissory notes subordinated. Holders of the October 2010 Notes would hold a second position security interest and holders of the January 2011 and October 2011 Notes would hold a third position security interest, in the assets of the Company. The security interests relating to all such notes will be governed by the second amended and restated security agreement, dated as of August 16, 2012, between the Company and David Jones, as administrative agent for the secured parties (the “Second Amended and Restated Security Agreement”), which replaces the security agreement entered into in September 2011. Until his resignation from the Board on November 30, 2012, David Jones was the Chairman of our Board of Directors and a limited partner and former managing partner of SAIL Venture Partners LP.

The Second Amended and Restated Security Agreement and the corresponding security interest terminate upon the earlier of (a) repayment of the notes and (b)(1) with respect to the August 2012 Bridge Notes, if and when the Majority Holders of August 2012 Bridge Notes have converted their notes into shares of common stock, (2) with respect to the October 2010 Notes, if and when the Majority Holders of October 2010 Notes have converted their notes into shares of common stock and (3) with respect to the January 2011 and October 2011 Notes, if and when holders of the Majority Holders of January 2011 and October 2011 Notes (on a combined basis) have converted their notes.

The agreement also provides that the Company and the holders of the August 2012 Bridge Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the August 2012 Bridge Notes.

The Company recorded a beneficial conversion feature for the August 2012 Bridge Notes, in accordance with FASB ASC 470-20. The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the effective conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible.  A beneficial conversion feature totaling $400,000 was recorded as loan discount for fiscal year 2012.  The loan discount is amortized over the life of the convertible note.  For the three months ended December 31, 2012 $100,000 of amortization of loan discount was recorded as interest expense.

The Company did not record a beneficial conversion feature for the October 2012 Bridge Notes as a very low volume of shares traded on the open market during the period from October 1, 2012 through November 30, 2012, the date of the closing of the 2012 Bridge Financing. Management judged that the Company’s stock was not actively traded as only $13,800 worth of stock was traded on 9 of 42 trading days during this period at prices ranging from $0.76 to $0.83. The contemporaneous bridge financing of $2 million of Senior Secured Convertible Notes (“October 2012 Notes”) with a conversion price of $0.04718 involving accredited third party investors was considered a better determinant of fair value. Consequently, management’s judgment was that the pricing of the October 2012 Notes at $0.04718 represented a better determinant of fair value of the convertible notes and therefore there was no beneficial conversion feature associated with the October 2012 Notes.

As of December 31, 2012 outstanding senior subordinated convertible promissory notes (October 2010 Notes) were $3,023,900 (including $23,900 corresponding to accrued and unpaid interest on the exchanged notes) and debt discount was $0. During the three months ended December 31, 2012 the Company amortized $0 of the debt discount.

As of December 31, 2012 outstanding subordinated secured convertible promissory notes (January 2011 Notes) were $2,500,000 and debt discount was $0. During the three months ended December 31, 2012 the Company amortized $0 of the debt discount.

As of December 31, 2012 outstanding subordinated secured convertible promissory notes (October 2011 Notes) were $2,000,000 and debt discount was $0. During the three months ended, December 31, 2012 the Company amortized $277,100 of the debt discount.

As of December 31, 2012 outstanding unsecured convertible promissory notes (Unsecured Bridge Notes) were $90,000 and debt discount was $0. During the three months ended December 31, 2012 the Company amortized $15,000 of the debt discount.

As of December 31, 2012 outstanding senior convertible promissory notes (August 2012 Bridge Notes) were $1,998,100 and debt discount was $270,200. During the three months ended December 31, 2012 the Company amortized $100,000 of the debt discount.

The combined outstanding senior secured, senior subordinated secured, subordinated secured and unsecured convertible promissory notes as of December 31, 2012 were $9,612,000 and debt discounts were $270,200. During the three months ended December 31, 2012 the Company amortized $392,100 of the debt discount.

5.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of December 31, 2012, the Company is authorized to issue 100,000,000 shares of common stock at par value of $0.001 per share and the number of shares issued and outstanding was 2,079,965.

As of December 31, 2012, CNS California is authorized to issue 100,000,000 no par value shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of December 31, 2012, Colorado CNS Response, Inc. is authorized to issue 1,000,000 no par value shares of common stock.

As of December 31, 2012, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue ten thousand (10,000) shares of common stock, no par value per share.

On September 19, 2012 the BluMont Capital Corp. ITF Northern Rivers Innovation RSP Fund converted $1,900 of their $50,000 August 2012 Note to 40,000 shares of common stock at a conversion price of $0.04718 per share.

As a condition of the November 28, 2012 closing of the 2012 Bridge Financing, the Company also entered into Employment Compensation Forfeiture and Exchange Agreements (“Forfeiture and Exchange Agreements”) with three of its executive officers, George Carpenter, Paul Buck and Michael Darkoch. Pursuant to these agreements, the executives agreed to waive receipt of and release the Company from the payment of 50% of their salaries accrued from August 31, 2010 to September 30, 2012 (amount waived was $56,250 for George Carpenter, $66,083 for Paul Buck and $43,333 for Michael Darkoch), in consideration for which the Company agreed to issue to such executives a certain number of shares of its common stock (56,250 for George Carpenter, 66,083 for Paul Buck and 43,333 for Michael Darkoch). Any remaining accrued salary remains outstanding and shall be paid (i) from time to time at the discretion of the Board of Directors to the extent the Board of Directors determines that such payment will not jeopardize the ability of the Company to continue as a going concern; or (ii) upon the closing of any single financing transaction (including a single financing transaction that contemplates multiple closings) in which the Company receives proceeds of $5 million or more. Additionally, where applicable, the executives agreed to waive receipt of and release the Company from the payment of any previously approved bonus award. Under the agreements, the Company agreed to indemnify the executives for all federal and state income tax payable and actually paid by the executive related directly to the receipt of the common stock, the per share value of which is not expected to be more than the conversion price of the October 2012 Notes which is $0.04718 per share.

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

Based on the volume of shares traded on the open market, during the period October 1, 2012 through to December 10, 2012, the date of the option grant, management judged that the Company’s stock was not actively traded as only $15,000 worth of stock was traded on 11 of 48 trading days during this period at prices ranging from $0.76 to $0.83. In a contemporaneous transaction, Senior Secured Convertible Notes (“October 2012 Notes”) with a conversion price of $0.04718 were purchased by accredited third party investors. Given the very low volume of stock which was not actively traded, compared to the volume of October 2012 Notes purchased, management’s judgment was that the pricing of the October 2012 Notes at $0.04718 represented a better determinant of fair value of the Company’s common stock and the options granted on December 10, 2012.

As of December 31, 2012, 70,825 options were exercised and there were 501,924 options and 6,132 restricted shares outstanding under the amended 2006 Plan leaving 87,786 shares which will not be issued as the 2006 Plan is frozen. 5,437,670 options have been issued under the 2012 Plan, of which none have been exercised and 62,330 remain available for issuance subject to shareholder approval of the 2012 Plan.

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three months ended December 31, 2012 and 2011 is as follows:

	For the three months ended December 31
	2012	2011
Cost of Neurometric Services revenues	$2,500	$2,500
Research	24,000	27,300
Product Development	19,000	16,900
Sales and marketing	54,500	48,800
General and administrative	255,500	240,000
Total	$355,500	$335,500

Total unrecognized compensation as of December 31, 2012 amounted to $1,461,247.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2012	546,746	$17.08

Granted	5,395,000	0.04718
Exercised	-	-
Forfeited	(2,152)	14.10

Outstanding at December 31, 2012	5,939,594	$1.61

Following is a summary of the status of options outstanding at December 31, 2012:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price

$0.04718	5,395,000	10 years	$0.04718
$3.00	42,670	10 years	3.00
$3.60	28,648	10 years	3.60
$3.96	32,928	10 years	3.96
$9.00	4,525	10 years	9.00
$12.00	28,535	10 years	12.00
$14.10	10,000	10 years	14.10
$15.30	1,373	10 years	15.30
$16.50	262,441	10 years	16.50
$17.70	953	10 years	17.70
$24.00	4,667	10 years	24.00
$26.70	32,297	10 years	26.70
$28.80	11,767	10 years	28.80
$32.70	83,790	10 years	32.70

Total	5,939,594		$1.61

We have entered into agreements on June 3, 2011 with the majority of our option holders pursuant to which holders of options to purchase an aggregate of 439,689 shares of our common stock, at exercise prices ranging from $3.00 per share to $32.70 per share, have agreed to amend their options to permit exercise only in cash and to limit the period during which the options may be exercised post-termination to 90 days (for employees) and twelve months (for consultants).

We have agreed to freeze any further grants or exercises of securities under the 2006 Plan and adopt the 2012 Stock Incentive Plan, which is subject to approval by our stockholders, at a meeting of stockholders to be called as soon as practicable.

Warrants to Purchase Common Stock

  The warrant activity for the period starting October 1, 2011, through December 31, 2012 are described as follows:

Warrants	Exercise Price	Issued, Surrendered or Expired in Connection With:
980,390		Warrants outstanding at October 1, 2011

613,782	$3.00	As a result of the issuance of October 2011 Notes at a conversion of $3.00 and associated warrants to purchase common stock at an exercise price of $3.00, the ratchet provision in the October and January 2011 Notes was triggered with the resultant adjustment in the number of shares convertible at the lowered conversion price of $3.00 down from $9.00 and the consequential adjustment in the number of warrants issued to the October and January Note Holders.

31,112	$1.00	As mentioned above the ratchet provision in the issued placement agent warrants was also triggered with the resultant adjustment in the number of warrants being issued to the placement agents. Effective on November 20, 2012 the holders of placement agent warrants agreed to remove the ratchet feature in exchange for lowering the conversion price to $1.00 per share down from $3.00 per share. This resulted in the elimination of warrant liabilities as of such date.

(2,823)	$0.30	Warrants were surrendered in a cash exercise for 2,823 shares.

696,673	$3.00

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

7)    Four October 2011 Notes in aggregate amount of $700,000 and a warrant to purchase 233,335 shares were issued to four new investors to the company.

5,334	$1.00	These warrants were issued to Monarch Capital who acted as placement agents in raising $80,000 from two investors who purchased October 2011 Notes pursuant to the 2011 Bridge Note January Purchase Agreement described in Note 4. Effective on November 20, 2012 the holders of placement agent warrants agreed to remove the ratchet feature in exchange for lowering the conversion price to $1.00 per share down from $3.00 per share. This resulted in the elimination of warrant liabilities as of such date.

15,167	$1.00	These warrants were issued to Innerkip Capital Management who acted as placement agents in raising $650,000 from three investors who purchased October 2011 Notes pursuant to the 2011 Bridge Note January Purchase Agreement described in Note 4. Effective on November 20, 2012 the holders of placement agent warrants agreed to remove the ratchet feature in exchange for lowering the conversion price to $1.00 per share down from $3.00 per share. This resulted in the elimination of warrant liabilities as of such date.

(175,195)	$0.30 to $54.0	Warrants expired

2,164,440		Warrants outstanding at September 30, 2012

(1,617,345)	$3.00	Warrants forfeited pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012

547,095	8.09	Warrants outstanding at December 31, 2012

Pursuant to the Amended and Restate Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012, between the Company and the holders of at least a majority in aggregate principal amount outstanding (“Majority Holders”) of each tranche of the Company’s convertible promissory notes issued (the October 2010 Notes, the January 2011 Notes, the October 2011 Notes and the February 2012 Note), all warrants issued to noteholders were forfeited.

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

At December 31, 2012, there were warrants outstanding to purchase 547,095 shares of the Company’s common stock. The exercise price of the outstanding warrants range from $1.00 to $9.90 with a weighted average exercise price of $8.09.  The warrants expire at various times starting 2012 through 2018.

6.	RELATED PARTY TRANSACTIONS

As at September 30, 2011, accrued consulting fees included $45,000 due to Dr. Henry Harbin, at that point a director of the Company in accordance with a 12 month consulting agreement, the first term of which ended on December 31, 2010.  The agreement was automatically renewed for an additional 12 month term effective January 1, 2011 and automatically renewed for a third 12 month term effective January 1, 2012.  As at December 31, 2012 we had accrued consulting fees of $90,000 for Dr. Harbin.

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

On November 24, 2010 the Board of Directors, excluding Mr. Pappajohn, resolved to ratify an engagement agreement with Equity Dynamics, Inc. a company owned by Mr. Pappajohn, to provide financial advisory services to assist the Company with the Company’s fund raising efforts.  These efforts have included advice and assistance with the preparation of Private Placement Memoranda, investor presentations, financing strategies, identification of potential and actual investors, and introductions to placement agents and investment bankers. The engagement agreement calls for a retainer fee of $10,000 per month starting February 1, 2010.  As of December 31, 2012 the Company had accrued $350,000 for the services provided by Equity Dynamics of which $155,000 has been paid, leaving $195,000 due and outstanding as at December 31, 2012.  The initial term of the agreement was for 12 months from its initiation. The agreement can be cancelled by either party, with or without cause, with 30 days written notice. On March 22, 2012, the Board ratified the extension of the engagement agreement through January 2012.

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

On January 29, 2012, Zanett purchased a 2011 Bridge Note in the aggregate principal amount of $40,000 and warrants to purchase 13,334 shares of common stock for a cash payment aggregating $40,000.  Additionally on February 29, 2012, Zanett purchased an Unsecured Bridge Note in the aggregate principal amount of $90,000 and warrants to purchase 30,000 shares of common stock for a cash payment aggregating $90,000.

On April 26, 2012 and on May 25, 2012 we received two short-term, interest free loans of $100,000 each from John Pappajohn for the purpose of funding offering costs and other sundry operating expenses. These loans were initially evidenced by two demand notes and subsequently exchanged for October 2012 Notes.

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

On August 8, 2012 and September 6, 2012 two October 2012 Notes in the aggregate principal amount of $200,000 were issued in exchange for cash to the Thomas T. and Elizabeth C. Tierney Family Trust (the “Tierney Family Trust”), an accredited investor, of which Thomas T. Tierney is a trustee. Mr. Tierney is a Director Nominee and a greater than 5% beneficial owner of the Company.

On October 19, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to the Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (the “Follman Trust”), an accredited investor, of which Robert J. Follman is a trustee. Mr. Follman is a Director Nominee and a greater than 5% beneficial owner of the Company.

On October 25, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to Extuple Limited Partnership (“Extuple”), an accredited investor, of which Philip Deck is the managing partner. Extuple is a greater than 5% beneficial owner of the Company.

On October 26, 2012 we issued three October 2012 Notes for the aggregate amount of $90,000 in exchange for cash to the following SAIL entities:- SAIL 2010 Co-Investment Partners, LP, $20,000; SAIL 2011 Co-Investment Partners, LP, $20,000; SAIL Venture Partners II, LP $50,000.

On November 28, 2012, an October 2012 Note in the aggregate principal amount of $500,000 was issued to Mr. Pappajohn in exchange for $300,000 cash and the two short-term loans aggregating $200,000 from which were issued on April 26, 2012 and May 25, 2012 in exchange for cash as mentioned above.

Also on November 28, 2012, we issued October 2012 Notes in the aggregate principal amount of $50,000 to Mr. Carpenter in exchange for cash.

On November 29, 2012, an October 2012 Note in the aggregate principal amount of $250,000 was issued in exchange for cash to Mark and Jill Oman, who are accredited investors and are greater than 5% beneficial owners of the Company.

Also on November 29, 2012, an October 2012 Note in the aggregate principal amount of $100,000 was issued in exchange for cash to Ronald Dozoretz MD, an accredited investor who has previously invested in the Company and is a greater than 5% beneficial owner of the Company.

Also on November 28, 2012, we issued an additional October 2012 Note in the principal amount of $25,000 to Andy Sassine in exchange for cash. Mr. Sassine is a Director Nominee and a greater than 5% beneficial owner of the Company.

On November 30, 2012, we issued a $60,000 October 2012 Note to Mr. Hopfenspirger in exchange for cash. As of December 31, 2012, Mr. Hopfenspirger holds October 2011 Notes and an October 2012 Note in the aggregate principal amount of $150,000 and is a greater than 5% beneficial owner of the Company.

On November 28, 2012, pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012, between the Company and the holders of at least a majority in aggregate principal amount outstanding (“Majority Holders”) of each tranche of the Company’s convertible promissory notes issued (the October 2010 Notes, the January 2011 Notes, the October 2011 Notes and the February 2012 Note), all of such notes were amended to (a) extend the maturity date of October 1, 2013, (b) set the conversion price at $1.00, subject to adjustment as provided in the notes and (c) remove full-ratchet anti-dilution protection. In addition, the holders forfeited the warrants they received in connection with the issuance of the notes, and consented to the 2012 Bridge Financing, the issuance of the October 2012 Notes and to the subordination of their notes to these October 2012 Notes.

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

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three months ended December 31, 2012 and 2011, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months ended December 31, 2012 and 2011 is as follows:

	Three months ended December 31,
	2012	2011
Net Loss for computation of basic net loss per share:
From continuing operations	$(961,100)	$(2,587,200)
From discontinued operations	$(12,200)	$(144,100)
Net loss	$(973,300)	$(2,731,300)
Basic net loss per share:
From continuing operations	$(0.47)	$(1.38)
From discontinued operations	$(0.01)	$(0.08)
Basic net loss per share	$(0.48)	$(1.46)
Net Loss for computation of dilutive net loss per share:
From continuing operations	$(961,100)	$(2,587,200)
From discontinued operations	$(12,200)	$(144,100)
Net loss	$(973,300)	$(2,731,300)
Diluted net loss per share:
From continuing operations	$(0.47)	$(1.38)
From discontinued operations	$(0.01)	$(0.08)
Basic net loss per share	$(0.48)	$(1.46)

Basic weighted average shares outstanding	2,024,619	1,873,583
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	2,024,619	1,873,583

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	36,968,562	55,661,260
Warrants	1,086,210	49,730,941
Options	4,142,695	15,714,871

8.	COMMITMENTS AND CONTINGENT LIABILITIES

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

Since June of 2009, the Company has been involved in litigation against Leonard J. Brandt, a stockholder, former director and the Company’s former Chief Executive Officer (“Brandt”) in the Delaware Chancery Court, the Supreme Court of the State of Delaware and the United States District Court for the Central District of California. Other than current actions described below, the Company has prevailed in all actions or the matters have been dismissed.

On April 11, 2011, Brandt and his family business partnership Brandt Ventures, GP, filed an action in the Superior Court for the State of California, Orange County against CNS Response, Inc., one of its stockholders, SAIL Venture Partner, LP, and Mr. David Jones, a member of the board of directors, alleging breach of a promissory note agreement entered into by Brandt Ventures, GP and the Company and alleging that Mr. Brandt was wrongfully terminated as CEO in April, 2009.  Mr. Brandt is seeking approximately $170,000 of severance and compensatory and punitive damages in connection with his termination.  In interrogatory responses served on January 26, 2013, Mr. Brandt for the first time identified that he seeks damages in connection with his termination exceeding $9,000,000.  Mr. Brandt has proffered no credible evidence to support damages in this amount, and the Company believes this claim for damages is without merit.  The plaintiffs also seek rescission of a $250,000 loan made by Brandt Ventures, GP to the Company which was converted into common stock in accordance with its terms and restitution of the loan amount.  The Company was served with a summons and complaint in the action on July 19, 2011. On November 1, 2011, Mr. Brandt and Brandt Ventures filed an amended complaint amending their claims and adding new claims against the same parties. On March 12, 2012, the court sustained demurrers to certain of the counts against each defendant. On March 22, 2012, the plaintiffs filed a second amended complaint that modifies certain of their claims, but does not add new claims. The Company believes the second amended complaint, like the prior complaints, is devoid of merit.  On February 6, 2013, the plaintiffs moved for leave to amend the second amended complaint and file a third amended complaint. The proposed third amended complaint would add a claim for breach of the promissory note and seeks to foreclose on the collateral securing the note obligation.  The Company is opposing the motion and continues to aggressively defend the action. The Company believes the third amended complaint, like the prior complaints, is without merit.  The action is captioned Leonard J. Brandt and Brandt Ventures, GP v. CNS Response, Inc., Sail Venture Partners and David Jones, case no. 30-2011-00465655-CU-WT-CJC.

The Company has expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  The Company does not know whether Mr. Brandt will institute additional claims against the Company and the defense of any such claims could involve the expenditure of additional resources by the Company.

Lease Commitments

On December 30, 2009 the Company entered a three year lease, commencing February 1, 2010 and terminating on January 31, 2013 for its new Headquarters and Neurometric Information Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  The 2,023 square foot facility has an average cost for the lease term of $3,600 per month.  The remaining lease obligation totals $4,100.

The Company leases space for its Clinical Services, our discontinued operations under an operating lease.  The original lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility has an average cost for the lease term of $5,100 per month. The remaining lease obligation totals $22,100 for the fiscal year 2013. As the Company discontinued these operations, it fully accrued the remaining outstanding balance of the lease as of September 30, 2012.

The Company incurred rent expense from continuing operations of $10,900 and $10,900 for the three months ended December 31, 2012 and 2011, respectively. Rent expense from discontinued operations was $0 and $16,600 for the three months ended December 31, 2012 and 2011.

On November 8, 2010 we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months ending October 2014 and the monthly payment is $412. As of December 31, 2012 the remaining lease obligation is $8,700: being $4,900 and $3,800 for fiscal years 2013 and 2014 respectively.

9.	SUBSEQUENT EVENTS

Events subsequent to December 31, 2012 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  The following events have occurred since December 31, 2012.

On January 29, 2012, we signed a 12 month extension to our lease for our current location at 85 Enterprise, Suite 410, Aliso Viejo, CA 92656. The lease period starts on February 1, 2013 and ends January 31, 2014. The monthly rent remains the same as our 2012 monthly rate at $4,147 with the 9th month of the lease, October 2013, being a rent-free month.

On February 6, 2013, the Company filed with the Securities and Exchange Commission (“SEC”) Schedule 14f-1 in connection with the change in a majority of the Board. The 14f-1 was mailed to stockholders of record by February 13, 2013. On December 10, 2012, the Company’s Board had approved the appointment of Richard W. Turner, Robert J. Follman, Andrew H. Sassine and Thomas T. Tierney (collectively, the “New Board Members”) to the Board of the Company to fill vacancies. The New Board Members are expected to take office as directors no earlier than February 24, 2013. Messrs. Turner and Sassine were appointed to the Board as nominees of Equity Dynamics, Inc. (“Equity Dynamics”), an entity owned by Board member John Pappajohn, pursuant to the terms of the governance agreement, dated November 28, 2012, between the Company and Equity Dynamics. Messrs. Tierney and Follman were appointed to the Board as nominees of SAIL Capital Partners, which is affiliated with Board member Walter Schindler, pursuant to the terms of the governance agreement, dated November 28, 2012, between the Company and SAIL Capital Partners.

As of February 13, 2013, holders of convertible notes in the aggregate principal amount of $1,922,600 and $238,500 of interest thereon have exercised their conversion to 16,102,902 shares of common stock. Of these conversions $672,600 were of October 2012 Notes together with interest of $18,700 converted into 14,633,086 shares of common stock at a conversion price of $0.04718. The remaining conversions were of $1,250,000 of October 2010 Notes and January 2011 Notes together with interest of $219,800 converted into 1,469,816 shares of common stock at a conversion price of $1.00. Of these conversions, 4,300,551 shares were converted by John Pappajohn, a director of the Company; 5,631,699 shares were converted by Walter Schindler, a director of the Company, on behalf of the various SAIL entities, and 4,403,349 shares were converted by Thomas Tierney, a director nominee and trustee of the Tierney Family Trust.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2012 and presumes that readers have access to, and will have read, the “Management's Discussion and Analysis or Plan of Operation” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the three months ended December 31, 2012 and 2011.  Except for historical information, the matters discussed in this management's discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Overview

We are is a clinical decision support Company with a commercial neurometric platform to predict drug response for treatment of brain disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder.  We are commencing a reimbursed 2,000 patient trial at Walter Reed National Military Medical Center (“Walter Reed” or “WRNMMC”) focused on patients with depression, post-traumatic stress disorder (“PTSD”) and mild traumatic brain injury (“mTBI”) in order to support clinical decisions in the treatment of depression and related disorders.  We will be reimbursed by Walter Reed at our standard rate for each PEER Outcome report rendered in the study. PEER stands for Psychiatric EEG Evaluation Registry (“PEER”).

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

Our Neurometric Services business is focused on increasing the demand for our PEER Reports. We believe the key factors that will drive broader adoption of our PEER Reports will be the acceptance by healthcare providers and patients of their benefit, the demonstration of the cost-effectiveness of using our technology, the reimbursement by third-party payers, the expansion of our sales force and increased marketing efforts.

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

Clinical Services- Discontinued Operation

In January 2008, we acquired our then largest customer, the Neuro-Therapy Clinic, Inc. Upon the completion of the transaction, NTC became a wholly-owned subsidiary of ours. NTC operated one of the larger psychiatric medication management practices in the state of Colorado, with five full time and six part time employees, including psychiatrists and clinical nurse specialists with prescribing privileges. Daniel A. Hoffman, M.D. is the medical director at NTC, and, after the acquisition, became our Chief Medical Officer and served as our President from April 2009 to April 2011.

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

Working Capital

We are unable to pay our obligations as they become due and we are in arrears on paying many of our creditors.  If we are not able to raise additional funds immediately and reach some accommodations with our creditors, we will likely be required to cease our operations.

Since our inception, we have generated significant net losses. As of December 31, 2012, we had an accumulated deficit of approximately $46.6 million, and as of December 31, 2011, our accumulated deficit was approximately $44.9 million. We incurred operating losses of $0.7 million and $1.3 million for the three months ended December 31, 2012 and 2011 respectively and incurred net losses of $1.0 million and $2.7 million for those respective periods. Assuming we are able to continue our operations, we expect our net losses to continue for at least the next couple of years. We anticipate that a substantial portion of any capital resources and efforts would be focused on our clinical trial expected to be conducted at Walter Reed National Military Medical Center (“Walter Reed”), followed by the scale-up of our commercial organization, further research, product development and other general corporate purposes. We anticipate that future research and development projects would be funded by grants or third-party sponsorship, along with funding by the Company.

As of December 31, 2012, our current liabilities of approximately $14.6 million exceeded our current assets of approximately $0.9 million by approximately $13.7 million and, assuming we are able to continue our operations, our net losses will continue for the foreseeable future.  As part of the $14.6 million of current liabilities we have approximately $9.6 million of secured convertible debt which is discounted to $9.3 million. This includes a $2 million round of convertible bridge note financing which we closed on at November 30 2012. We will need additional funding to complete our clinical trial at Walter Reed, plus substantial additional funding before we can significantly increase the demand for our PEER Online services.  In addition, we will have to repay all our outstanding notes plus interest starting October 1, 2013 unless the note holders convert to common stock. Since December 31, 2012, five note holders have converted approximately $2.2 million of notes and interest to common stock.

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

Recent Developments

On January 23, 2013, we received a memorandum from the Commander, Walter Reed National Military Medical Center (“WRNMMC” or “Walter Reed”). The memorandum officially confirmed the approval on November 30, 2012, by the WRNMMC Institutional Review Board, of the Company’s protocol to conduct a multi-site clinical trial. The project title of the clinical trial is “Use of PEER Interactive to inform the prescription of psychotropic medications to patients with behavioral disorders.”

During the clinical trial at Walter Reed and Fort Belvoir Community Hospital (“Fort Belvoir”), military physicians will treat 2,000 volunteer study patients with a primary diagnosis of depression. The patients may also have comorbid disorders such as post-traumatic stress disorder (PTSD), mild traumatic brain injury (mTBI), and other psychiatric disorders. Additional sites, including at least one region of the Veterans Administration, are anticipated during 2013. The Henry M. Jackson Foundation has joined the Company as a research partner, providing clinical trial support in all locations.

The clinical trial is a prospective, randomized, multi-site, double blind study of the utility of PEER Interactive in improving medication outcomes in mental health and will commence during February 2013 and enroll patients throughout the year. We anticipate analysis of the interim data by the end of 2013. The military will pay $540 per PEER Report generated for the trial. We have located EEG equipment at both Walter Reed and Fort Belvoir. Col (Ret) Stewart Navarre, who is our Vice President of Government Accounts, has relocated to Bethesda, MD, to oversee the clinical trial.

During 2011 and 2012 we released the results of several studies which had been conducted during the year as follows:

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

2010, 2011 & 2012 Private Placement Transactions

From June 3, 2010 through to November 12, 2010, we raised $3.0 million through the sale of senior secured convertible notes (“October 2010 Notes”) and warrants. Of such amount $1.75 million was purchased by members of our Board of Directors or their affiliate companies.

From January 20, 2011 through to April 25, 2011, we raised $2.50 million through the sale of subordinated convertible notes (“January 2011 Notes”) and warrants. Of such amount, $1.00 million was purchased by members of our Board of Directors or their affiliate companies. These January Notes have subsequently been amended to add a second position security interest.

From October 12, 2011 through January 30, 2012, we raised an additional $2.00 million through the sale of subordinated secured convertible notes (“October 2011 Notes”) and warrants. Of such amount, $1.04 million was purchased by members of our Board of Directors or their affiliate companies.

On February 29, 2012, we raised an additional $90,000 through the sale of an unsecured convertible note and warrants. This note was purchased by an affiliate company of a member of our Board of Directors.

From August 17, 2012 through November 30, 2012, we raised an additional $2,000,000 through the sale of senior secured convertible promissory notes (“October 2012 Notes”). Of such amount $690,000 was purchased by members of our Board of Directors or their affiliate companies, $425,000 was purchased by Director Nominees and $50,000 was purchased by the President and Chief Executive Officer of the Company.

Refer to Note 4. Convertible Debt and Equity Financings to the Consolidated Financial Statements for details of the abovementioned transactions.

From January 1, 2013 through to February 13, 2013, holders of convertible notes in the aggregate of $1,922,600, and $238,500 of interest thereon, have converted their notes into 16,102,902 shares of common stock. Of these conversions $672,600 were of October 2012 Notes together with interest of $18,700 converted into 14,633,086 shares of common stock at a conversion price of $0.04718. The remaining conversions were of $1,250,000 of October 2010 Notes and January 2011 Notes together with interest of $219,800 converted into 1,469,816 shares of common stock at a conversion price of $1.00. Of these conversions, 4,300,551 shares were converted by John Pappajohn a director of the Company; 5,631,699 shares were converted by Walter Schindler, also a director of the Company, on behalf of the various SAIL entities, and 4,403,349 shares were converted by Thomas Tierney, a director nominee and trustee of the Tierney Family Trust.

Change in a Majority of our Board of Directors

In connection with our 2012 Bridge Financing, we entered into Governance Agreements with Equity Dynamics, owned by our director John Pappajohn, and SAIL Capital Partners, one of our principal stockholders, pursuant to which (i) on November 18, 2012, Henry Harbin resigned from the Board of Directors, (ii) effective November 28, 2012, the Board of Directors appointed Walter Schindler, one of four managing members of SAIL Venture Partners, LLC and the managing member of four additional entities affiliated with SAIL Capital Partners, to fill the resulting vacancy, (iii) effective November 30, 2012, George Carpenter, George Kallins, David Jones, and Maurice DeWald resigned from the Board of Directors (Mr. Carpenter retains his position as Chief Executive Officer of the Company) and (iv) on December 10, 2012, the Board of Directors approved the appointment of Richard W. Turner, Robert J. Follman, Andrew H. Sassine and Thomas T. Tierney (collectively, the “New Board Members”) to the Board of Directors to fill the resulting vacancies. The New Board Members are expected to take office as directors no earlier than February 24, 2013.

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

Pursuant to the Governance Agreements, we will therefore experience a change in a majority of our Board of Directors, effective no earlier than February 24, 2013.

In the Governance Agreements with Equity Dynamics and SAIL Capital Partners the Company agreed, subject to providing required notice to stockholders, to appoint a certain number of persons nominated by Equity Dynamics and SAIL Capital Partners to the Company’s Board of Directors and to create vacancies for that purpose, if necessary. The number of persons to be nominated by Equity Dynamics and SAIL Capital Partners pursuant to this provision is four and three, respectively. In addition, at each meeting of stockholders of the Company at which directors are nominated and elected, the Company agreed to nominate for election four designees of Equity Dynamics and three designees of SAIL Capital Partners and to take all necessary action to support their election and oppose any challenges to such designees. Under the terms of the agreements, the Company may not increase the number of directors to more than seven without the consent of Equity Dynamics and SAIL Capital Partners. The Governance Agreements terminate in the event of the sale of substantially all of the Company’s assets or a change of control, or upon any issuance of securities by the Company to parties not including Equity Dynamics and SAIL Capital Partners, from which the Company receives gross proceeds of at least $10 million.

Financial Operations Overview

Revenues

Our Neurometric Services revenues are derived from the sale of PEER Reports to physicians. Physicians are generally billed upon delivery of a PEER Report. The list price of our PEER Reports to physicians is $400. Follow-up reports and more complex work-ups can range from $200 to $800.

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

  Cost of Revenues

Cost of revenues are for Neurometric Services and represent the cost of direct labor, the costs associated with external processing, analysis and consulting review necessary to render an individualized test result and any miscellaneous support expenses. Costs associated with performing our tests are expensed as the tests are performed. We continually evaluate the feasibility of hiring our own personnel to perform most of the processing and analysis necessary to render a PEER Outcome Report.

Cost of revenues for Clinical Services, is now accounted for as a discontinued operation.

  Research and Development

Research and development expenses are associated with our Neurometric Services and primarily represent costs incurred to design and conduct clinical studies, to recruit patients into the studies, to improve PEER Outcome processing, to add data to the CNS Database, to improve analytical techniques and advance application of the methodology. We charge all research and development expenses to operations as they are incurred.

  Sales and Marketing

For our Neurometric Services, our selling and marketing expenses consist primarily of personnel, media, support and travel costs to inform user organizations and consumers of our products and services. Additional marketing expenses are the costs of educating physicians, laboratory personnel, other healthcare professionals regarding our products and services.

  General and Administrative

Our general and administrative expenses consist primarily of personnel, occupancy, legal, consulting and administrative and support costs for our Neurometric Services.

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

Based on the volume of shares traded on the open market, during the period October 1, 2012 through to December 10, 2012, the date of the option grant, management judged that the Company’s stock was not actively traded as only $15,000 worth of stock was traded on 11 of 48 trading days during this period at prices ranging from $0.76 to $0.83. In a contemporaneous transaction, Senior Secured Convertible Notes (“October 2012 Notes”) with a conversion price of $0.04718 were purchased by accredited third party investors. Given the very low volume of stock actively traded, compared to the volume of October 2012 Notes purchased, management’s judgment was that the pricing of the October 2012 Notes at $0.04718 represented a better determinant of fair value of the Company’s common stock and the options granted on December 10, 2012.

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

Results of Operations for the three months ended December 31, 2012 and 2011

Since closing our Clinical Services operation in September, 2012, we now only operate our Neurometric Services business which is focused on the delivery of reports (“PEER Reports”) that enable psychiatrists and other physician/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

For October and November of 2012, the Company’s operations slowed down significantly due the severe lack of cash resources. This situation was temporarily rectified upon the completion of our $2 million 2012 Bridge Financing, which was completed at the end of November 2012. During this period, the Company focused solely on the planning and approval for the Walter Reed clinical trial and on obtaining the necessary financing for its implementation. The Company will need to raise additional funds to run and complete this very important clinical trial.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three months ended December 31,
	2012	2011

Revenues	100%	100%
Cost of revenues	111	123
Gross profit	(11)	(23)
Research	198	218
Product development	309	352
Sales and marketing	324	894
General and administrative expenses	1,636	2,527
Operating loss	(2,478)	(4,014)
Other income (expense), net	(927)	(4,069)
Net income (expense) before Discontinued Operations	(3,405)	(8,083)
Loss from Discontinued Operations	(43)	(450)
Net income (loss)	(3,451)%	(8,533)%

Revenues

	Three months ended December 31,		Percent Change
	2012	2011
Neurometric Service Revenues	$28,200	$32,000	(12)%

With respect to our Neurometric Services business, the number of third party paid PEER Reports delivered decreased from 97 for the three months ended December 31, 2011, to 71 for the three months ended December 31, 2012. The average revenue per report stayed constant at approximately $397 per test. Our discontinued Clinical Services operation ordered no PEER Reports during this 2012 period, but had ordered 14 reports during the same period in 2011. The total numbers of free PEER Reports processed were 5 and 37 for the periods ended 2012 and 2011 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes. The slowdown in operations for the 2012 period was due to the lack of funds prior to our completion of our 2012 Bridge Financing at the end of November 2012.

Cost of Revenues

	Three months ended December 31,		Percent Change
	2012	2011
Cost of revenues for Neurometric Services	$31,400	$39,200	(20)%

Cost of Neurometric Services revenues consisting of payroll costs, consulting costs, and other miscellaneous charges were as follows:

	Three months ended December 31,
Key Expense Categories	2012	2011	Change
(1) Salaries and benefit costs	$27,500	$27,900	$(400)
(2) Consulting fees	3,900	10,600	(6,700)
(3) Other miscellaneous costs	0	700	(700)
Total Costs of Revenues	$31,400	$39,200	$(7,800)

Consulting costs associated with the processing of PEER Reports are $75 per PEER Report. We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

(1)	Salary and benefit expenses for the 2012 and 2011 periods remained substantially the same, however, for the 2012 period 67% of the salary was paid in cash and 33% of the salary was accrued as a result of the Company’s limited cash resources.
(2)	Consulting fees declined for the 2012 quarter, partly due to a slowdown of operations due to the lack of funds during this period.
(3)	Other miscellaneous costs declined for the 2012 quarter as a result of the slowdown of operations due to the lack of funds.

Research

	Three months ended December 31,		Percent Change
	2012	2011
Neurometric Services Research	$55,800	$69,700	(20)%

Research expenses consist of clinical studies expenses, doctor training costs, consulting fees, payroll costs (including stock-based compensation costs), travel and conference costs and other miscellaneous costs which were as follows:

	Three months ended December 31,
Key Expense Categories	2012	2011	Change
(1) Salary and benefit costs	$51,200	$59,600	$(8,400)
(2) Consulting fees	3,000	3,100	(100)
(3) Other miscellaneous costs	1,600	7,000	(5,400)
Total Research	$55,800	$69,700	$(13,900)

Comparing the three months ended December 31, 2012 with the corresponding period in 2011:

(1)	Salary and benefit costs decreased for the 2012 quarter as we renegotiated our arrangement with Dr. Hoffman to be our part-time medical director, which resulted in a slight reduction in salary and benefit costs;
(2)	Consulting costs remained substantially the same;
(3)	Other miscellaneous costs were reduced as travel related expenses were curtailed for the 2012 period.

Product Development

	Three months ended December 31,		Percent Change
	2012	2011
Neurometric Services Product Development	$87,100	$112,500	23%

Product Development expenses consist of payroll costs (including stock-based compensation costs), consulting fees, programming fees on the production system, database costs and miscellaneous costs which were as follows:

	Three months ended December 31,
Key Expense Categories	2012	2011	Change
(1) Salaries and benefit costs	$64,000	$52,400	$11,600
(2) Consulting fees	(11,300)	-	(11,300)
(3) System development costs	27,700	53,900	(26,200)
(4) Other miscellaneous costs	6,700	6,200	500
Total Product Development	$87,100	$112,500	$(25,400)

Comparing the three months ended December 31, 2012 with the corresponding period in 2011:

(1)	Salaries and benefits increased for the 2012 period due to an increase in stock-based compensation and health insurance costs. Salaries remained the same for the two periods, however for the 2012 period, 67% of the salary is paid in cash and 33% is accrued due to the Company’s limited cash resources;
(2)	Consulting fees decreased for the 2012 period as previously accrued consulting expenses were renegotiated in favor of future stock compensation. Consequently, the accrued expenses were reversed which resulted in the credit balance shown;
(3)	System development and maintenance costs decreased for the 2012 period as no major new development of the system was undertaken during this period. However, expenditure was focused on clinical study software to be used in the Walter Reed clinical trial. In the 2011 period we had initiated major upgrades to the PEER Online system with the development of the Physician’s Portal to provide greater web-enabled capabilities and the conversion to the newer Neuroguide platform, which provides superior capabilities to the PEER Online system;
(4)	Other miscellaneous costs remained substantially the same for the two periods.

Sales and marketing

	Three months ended December 31,		Percent Change
	2012	2011
Sales and Marketing
Neurometric Services	$91,500	$286,200	(68)%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.

	Three months ended December 31,
Key Expense Categories	2012	2011	Change
(1) Salaries and benefit costs	$82,900	$177,700	$(94,800)
(2) Consulting fees	2,200	55,200	(53,000)
(3) Advertising and marketing costs	0	27,700	(27,700)
(4) Conferences and travel costs	3,700	21,100	(17,400)
(5) Other miscellaneous costs	2,700	4,500	(1,800)
Total Sales and marketing	$91,500	$286,200	$(194,700)

Comparing the three months ended December 31, 2012, with the same period in 2011:

(1)	Salaries and benefits decreased for the 2012 period as our Executive Vice President of Marketing left the Company; he continues to be a resource to the Company on a consulting basis. Secondly, compensation that had been accrued in a prior period was forfeited in exchange for common stock. This adjustment resulted in a decline of roughly $40,000 in this line item. During the 2012 period 67% of the salaries that are being paid in cash and 33% are being accrued due to the limited cash resources.
(2)	Consulting fees decreased for the 2012 period as the Company cut back on all marketing consulting services due the limited cash resources available;
(3)	Advertising and marketing expenses in the 2012 period were curtailed due to the limited cash resources available. In the 2011 period, we incurred $26,000 as part of a marketing/economic analysis undertaken with Medco Health Solutions;
(4)	Conference and travel related expenditures were curtailed for the 2012 period compared to the 2011 period, during which time we had increased travel associated with the Walter Reed project;
(5)	Miscellaneous expenditures for the 2012 period decreased from the prior period as expenses were kept to a minimum due the limited cash resources available;

General and administrative

	Three months ended December 31,		Percent Change
	2012	2011
General and administrative
Neurometric Services	$461,300	$808,700	(43)%

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs and miscellaneous costs.

	Three months ended December 31,
Key Expense Categories	2012	2011	Change
(1) Salaries and benefit costs	$258,900	$399,500	$(140,600)
(2) Legal fees	27,100	131,600	(104,500)
(3) Other professional and consulting fees	98,600	122,500	(23,900)
(4) Patent costs	2,100	46,900	(44,800)
(5) Marketing and investor relations costs	1,300	4,700	(3,400)
(6) Conference and travel costs	10,100	33,400	(23,300)
(7) Dues & subscriptions fees	14,100	13,500	600
(8) General admin and occupancy costs	49,100	56,600	(7,500)
Total General and administrative costs	$461,300	$808,700	$(347,400)

With respect to our Neurometric Services business, in the three months ended December 31, 2012, compared to the same period in 2011 we had the following changes:

(1)	Salaries and benefit expenses decreased for the 2012 period as $133,000 of previously accrued salaries and bonuses were forfeited by the CEO and CFO in exchange for common stock. During the 2012 period 67% of the salaries were paid in cash and 33% were accrued due to the limited cash resources;
(2)	Legal fees showed a net decrease for the 2012 period; this was partly due to the mix of legal services used. The Brandt litigation costs decreased by $55,000. Other legal fees were also reduced as the Company minimized all expenditure during this quarter for financial reasons;
(3)	Professional and consulting fees decreased due to the mix of consulting services used in the respective periods. The decrease for the 2012 period was due to the fees of our clinical trial/FDA consulting firm being charged to general and administrative expenses in the 2011 period and subsequently being moved to our product development cost center in the 2012 period;
(4)	Patent costs decreased largely due to the timing of patent application and maintenance costs which were deferred whenever possible due to the limited cash resources available; no patents or applications lapsed due to delayed payment of maintenance or application fees.
(5)	Corporate marketing and investor relations expenses declined for the 2012 period due to limited cash resources available;
(6)	Conference and travel costs were curtailed for the 2012 period due to limited cash resources available;
(7)	Dues and subscriptions remained substantially unchanged for the two periods;
(8)	General administrative and occupancy cost declined for the 2012 period due to reductions in insurance costs and general costs.

Other Expenses

	Three months ended December 31,		Percent Change
Other Expenses	2012	2011
Neurometric Services (expense), net	$(261,400)	$(1,302,000)	(80)%

For the three months ended December 31, 2012 and 2011 net other non-operating income for Neurometric Information Services was as follows:

•	For the 2012 period we incurred non-cash interest charges totaling $598,400 of which $205,500 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $392,100 of warrant discount amortization on the derivative liability for warrants; only $800 was for actual net interest paid in cash for the period. For the 2011 period non-cash interest charges totaled $1,487,700, of which $138,900 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $1,345,200 of warrant discount amortization on derivative liability for warrants and note conversions; only $3,400 was for actual net interest paid in cash for the period.

•	For the 2012 period we incurred finance fees totaling $31,700, which was paid in cash, in association with our private placement of convertible notes. For the 2011 period, finance fees totaled $45,300 in association with our private placement of convertible notes. Of these finance fees $39,600 were paid in cash and $5,700 was the fair value of warrants that were issued to the placement agent.

•	For the three months ended December 31, 2012, we incurred no offering costs, whereas for the same period in 2011 we incurred offering costs of $6,800 related to our Canadian and United States fund raising efforts.

•	Under ASC 815, all derivative instruments are required to be measured subsequently at fair value and the change in fair value of non-hedging derivative instrument are to be recognized in current earnings. Revaluation of our derivative liabilities for the promissory note conversion feature and associated warrants for the three months ended December 31, 2012 resulted in a non-cash loss of $97,600. For the same period in 2011 we had a non-cash gain of $232,100 on the valuation derivative liabilities. The Company experienced substantial changes in the valuation of derivative liabilities from quarter to quarter as a result of the volatility in its stock price. However since all ratchet features have been removed from the convertible notes and all the note-related warrants have been forfeited pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement which was agreed to by the majority of each tranche of noteholders, there will be no US GAAP requirement for derivative accounting in the foreseeable future.

•	For the 2012 period we benefited from a non-cash gain of $466,300 as a result of the accounting for the extinguishment of debt. No similar transaction occurred in the 2011 period. The debt extinguishment accounting is precipitated by the changes in the fair value of existing notes pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement which extended the maturity date and eliminated the ratchet feature of the notes in question.

Net Loss from Continuing Operations

	Three months ended December 31,		Percent Change
	2012	2011
Neurometric Services net loss	$(960,300)	$(2,586,300)	63%

The net loss for our Neurometric Services business of approximately $1.0 million for the three months ended December 31, 2012 compared to the $2.6 million loss in the same period in the prior year is primarily due to the reduction of approximately $1 million in non-cash charges as described in our Other Expenses category above. The remaining reduction of approximately $0.6 million is due the Company having minimal cash resources for operations during October and November 2012, prior to the closing of the 2012 bridge financing on November 28, 2012.

Loss from Discontinued operations:

	Three months ended December 31,		Percent Change
	2012	2011
Clinical Services net loss	(12,200)	(144,100)	(92)%

For our Clinical Services the net loss for the three ended December 31, 2012 of $12,200 is a decrease of $131,900 over the same three months period of the prior year. As there were no ongoing operations during the 2012 period, the loss incurred was largely due to the write down of assets, namely receivables, which were unlikely to be collected.

The decision to discontinue the Clinical Services operations was due to NTC’s persistent losses and its inability to function as a standalone entity within the foreseeable future. As the Company was unsuccessful in raising funds in its registered public offering, there were insufficient cash resources to continue to support NTC.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of December 31, 2012, we had an accumulated deficit of approximately $46.6 million, and for the prior year our accumulated deficit was approximately $45.0 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that with our Walter Reed clinical trial, sales and marketing and general and administrative cost, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of December 31, 2012, we had approximately $821,100 in cash and cash equivalents and a working capital deficit of approximately $13.7 million compared to approximately $98,400 in cash and cash equivalents and a working capital deficit of approximately $13.9 million at December 31, 2011.  The working capital deficit as of December 31, 2012 includes the $9.3 million of convertible promissory notes outstanding of which $7.5 million are secured, $90,000 are unsecured and $1.7 million are new senior secured notes.

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

We expect to continue to incur operating losses in the future and to make capital expenditures to expand our research and development programs (including upgrading our PEER Online Database) and to scale up our commercial operations and marketing efforts. We expect that our existing cash will be used to fund working capital and for capital expenditures and other general corporate purposes, including the repayment of debt incurred as a result of our litigation with Brandt. Although since September 30, 2012 we have raised gross proceeds of $1.6 million through the sale of senior secured convertible promissory notes, we anticipate that our cash on hand and cash generated through our operations will not be sufficient to fund our operations for the next 12 months.  In addition we will have to repay all the outstanding notes plus interest starting on October 1, 2013, unless we can raise additional funds and restructure the convertible debt. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could cause us to have to cease operations. As of February, 13, 2013, holders of convertible notes in the aggregate of $1,922,600 and $238,500 of interest thereon have converted their notes into 16,102,902 shares of common stock. Of these conversions 14,335,599 shares were issued upon conversion by directors or director nominees.

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

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings.  Through December 31, 2012, we had received proceeds of approximately $13.7 million from the sale of stock, $17.7 million from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the Company.

From June 3, 2010 through to November 12, 2010, we raised $3.0 million through the sale of secured convertible notes (October 2010 Notes) and warrants. From January 20, 2011 through to April 25, 2011, we raised $2.5 million through the sale of subordinated secured convertible notes (January 2011 Notes) and warrants. From October 11, 2011 through January 31, 2012, we raised $2.0 million through the sales of additional subordinated secured convertible notes (October 2011 Notes). On February 29, 2012 we raised a further $90,000 in an unsecured convertible note. From August 17, 2012 through November 30, 2012 we raised $2.0 million in senior secured notes (October 2012 Notes). Of such amounts, an aggregate of $1.2 million was purchased by members of our Board of Directors, or their affiliate companies, Board Nominees or Corporate Officers. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cash Flows

Net cash used in operating activities was $0.6 million for the three months ended December 31, 2012 compared to $0.8 million for the same period in 2011.  The decrease in cash used in operations of $0.2 million was primarily due to our increasing accounts payable and accrued compensation balances as a result of deferment of payments to creditors and due to all staff deferring their salaries along with cost cutting/containment across the board.

Net cash from investing activities was a gain of $1,400 for the three months ended December 31, 2012 as compared to the use of $23,100 for the same period in 2011.  Our 2012 activity reflected the disposal of computer equipment, whereas in the 2011 period we acquired intellectual property pertaining to a Transcranial Magnetic Stimulation Biomarker (“TMS”).

Net cash proceeds from financing activities for the three months ended December 31, 2012 were primarily net proceeds of $1.37 million, raised through the sale of senior convertible promissory October 2012 Notes. For same period in 2011, net cash proceeds from financing activities were approximately $1.0 million from the sale of our secured October 2011 Notes.

Contractual Obligations and Commercial Commitments

As of December 31, 2012, our combined lease obligations are $34,900; our remaining lease obligation on our Aliso Viejo office, which expires on January 30, 2013, is $4,100 with an average monthly rental of $3,600 over the entire lease period.

Our remaining lease obligation on our Greenwood Village, CO, which was occupied by our now discontinued clinical services operation, which expires on April 30, 2013, is $22,100 in total with an average monthly rental of $5,100 over the entire lease period.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3-5 years	More than 5 years

Capital Lease Obligations	$8,700	$4,900	$3,800	-	-
Operating Lease Obligations, current operations	4,100	4,100	-	-	-
Operating Lease Obligations, discontinued operations	22,100	22,100	-	-	-
Total	$34,900	$31,100	$3,800	-	-

On January 29, 2012, we signed a 12 month extension to our lease for our current location at 85 Enterprise, Suite 410, Aliso Viejo, CA 92656. The lease period starts on February 1, 2013 and ends January 31, 2014. The monthly rent remains the same as our 2012 monthly rate at $4,147 with the 9th month of the lease, October 2013, being a rent-free month.

Derivative Liability

The Company’s derivative liability is comprised of a warrant liability which was carried at fair value totaling $520,700, as of September 30, 2012, and the conversion option liability which was carried at a fair value of $0.00 as of September 30, 2012.  The warrant liability and conversion option liability were removed pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated November 24, 2012 and agreed to by the majority of each tranche of noteholders on November 28, 2012. Consequently, warrants were eliminated and the ratchet feature removed from the convertible notes. As a result the warrant liability and conversion option liability are both $0 as of December 31, 2012.

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

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15, as of December 31, 2012, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of December 31, 2012 for the reasons described below. In addition, after the resignation of Messrs. Kallins and DeWald and pending the seating of the new directors, the sole current member of our audit committee is Zachary McAdoo.

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

To the knowledge of our management, including our PEO and PFO, none of the aforementioned significant deficiencies led to a misstatement of our results of operations for the three months ended December 31, 2012, or statement of financial position as of December 31, 2012.

The Company is planning to develop a comprehensive and formal accounting and procedures manual and has identified a resource to assist with the development of such manual.

Changes in Internal Control Over Financial Reporting

Other than as stated above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Please see Note 8 of our Notes to Unaudited Condensed Consolidated Financial Statements for a description of our litigation with Leonard Brandt, which disclosure is herewith incorporated herein by reference to such note

Item 1A.	Risk Factors

Investing in our securities involves risks. In addition to the other information in this quarterly report on Form 10-Q, stockholders and potential investors should carefully consider the risks and uncertainties discussed in the section "Item 1.A. Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2012. If any of the risks and uncertainties set forth herein and therein actually materialize, our business, financial condition and/or results of operations could be materially adversely affected, the trading price of our common stock could decline and a stockholder could lose all or part of his or her investment. The risks and uncertainties described in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended September 30, 2012 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

In addition, this quarterly report on Form 10-Q contains forward-looking statements. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended September 30, 2012. Please see the introductory section to “Part I - Item 2. Management’s Discussion of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q for further information on these forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

2010, 2011 and 2012 Private Placement Transactions

From June 3, 2010 through to November 12, 2010, we raised $3.0 million through the sale of senior secured convertible notes (“October 2010 Notes”) and warrants. Of such amount $1.75 million was purchased by members of our Board of Directors or their affiliate companies.

From January 20, 2011 through to April 25, 2011, we raised $2.50 million through the sale of subordinated convertible notes (“January 2011 Notes”) and warrants. Of such amount, $1.00 million was purchased by members of our Board of Directors or their affiliate companies. These January Notes have subsequently been amended to add a second position security interest.

From October 12, 2011 through January 30, 2012, we raised an additional $2.00 million through the sale of subordinated secured convertible notes (“October 2011 Notes”) and warrants. Of such amount, $1.04 million was purchased by members of our Board of Directors or their affiliate companies.

On February 29, 2012, we raised an additional $90,000 through the sale of an unsecured convertible note and warrants. This note was purchased by an affiliate company of a member of our Board of Directors.

From August 17, 2012 through November 30, 2012, we raised an additional $2,000,000 through the sale of senior secured convertible promissory notes (“October 2012 Notes”). Of such amount $690,000 was purchased by members of our Board of Directors or their affiliate companies, $425,000 was purchased by Director Nominees and $50,000 was purchased by the President and Chief Executive Officer of the Company.

Refer to Note 4. Convertible Debt and Equity Financings to the Unaudited Condensed Consolidated Financial Statements for details of the abovementioned transactions, which detail is herewith incorporated herein by reference to such note

The issuance of the securities described above was not registered under the Securities Act.  No general solicitation or advertising was used in connection with the issuance.  In making the issuance to accredited investors without registration under the Securities Act, the Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act and/or Regulation D thereunder.

Item 6.	Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number	Exhibit Title

10.75	Form of Secured Convertible Promissory Note (“October 2012 Note”). Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A (File Number 000-26285) filed with the Securities and Exchange Commission on November 13, 2012.

10.76	Form of Amended and Restated Note Purchase Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (File Number 000-26285) filed with the Securities and Exchange Commission on November 13, 2012.

10.77	Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement, dated as of October 24, 2012.

10.78	Form of Governance Agreement with Equity Dynamics, Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 4, 2012.

10.79	Form of Governance Agreement with SAIL Capital Partners. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 4, 2012.

10.80	Form of Employment Compensation Forfeiture and Exchange Agreement. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File Number 000-26285) filed with the Securities and Exchange Commission on December 4, 2012.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	To be filed by amendment. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and will otherwise not be subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS Response, Inc.

Date: February 19, 2013		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer
(Principal Financial Officer)

