Form 10-Q/A
period 2012-12-31
CNS RESPONSE, INC.
filed 2013-02-22
CIK 822370

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, originally filed with the Securities and Exchange Commission on February 19, 2013 (the “Original Form 10-Q”), is to furnish the exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K.

No other changes have been made to the Original Form 10-Q and the Original Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS Response, Inc.

Date: February 22, 2013		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer
(Principal Financial Officer)

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report or incorporated by reference herein:

Exhibit
Number	Exhibit Title

10.75	Form of Secured Convertible Promissory Note (“October 2012 Note”). Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A (File Number 001-35527) filed with the Securities and Exchange Commission on November 13, 2012.

10.76	Form of Amended and Restated Note Purchase Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (File Number 001-35527) filed with the Securities and Exchange Commission on November 13, 2012.

10.77	Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement, dated as of October 24, 2012. Incorporated by reference to Exhibit 10.77 to the Registrant’s Quarterly Report on Form 10-Q (File Number 001-35527) for the period ended December 31, 2012.

10.78	Form of Governance Agreement with Equity Dynamics, Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File Number 001-35527) filed with the Securities and Exchange Commission on December 4, 2012.

10.79	Form of Governance Agreement with SAIL Capital Partners. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File Number 001-35527) filed with the Securities and Exchange Commission on December 4, 2012.

10.80	Form of Employment Compensation Forfeiture and Exchange Agreement. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File Number 001-35527) filed with the Securities and Exchange Commission on December 4, 2012.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 31.1 to the Registrant’s Quarterly Report on Form 10-Q (File Number 001-35527) for the period ended December 31, 2012.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 31.2 to the Registrant’s Quarterly Report on Form 10-Q (File Number 001-35527) for the period ended December 31, 2012.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 32.1 to the Registrant’s Quarterly Report on Form 10-Q (File Number 001-35527) for the period ended December 31, 2012.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability under those sections.