Form 10-Q
period 2013-03-31
CNS RESPONSE, INC.
filed 2013-05-15
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

As of May 14, 2013, the issuer had 38,388,939 shares of common stock, par value $0.001 per share, issued and outstanding.

CNS RESPONSE, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012
REVENUES
Neurometric Services	$29,200	$25,200	$57,400	$57,200

OPERATING EXPENSES
Cost of neurometric services revenues	35,600	35,900	67,000	75,100
Research	47,500	67,400	103,400	137,100
Product development	241,400	162,800	328,600	275,300
Sales and marketing	80,100	304,200	171,500	590,400
General and administrative	749,200	788,800	1,210,400	1,597,200

Total operating expenses	1,153,800	1,359,100	1,880,900	2,675,100

OPERATING LOSS	(1,124,600)	(1,333,900)	(1,823,500)	(2,617,900)

OTHER INCOME (EXPENSE):
Interest expense, net	(432,100)	(1,135,700)	(1,030,400)	(2,617,700)
Gain on extinguishment of debt	90,000	-	556,300	-
Financing fees	(60,900)	(106,200)	(92,700)	(151,500)
Offering costs	(2,500)	(900)	(2,500)	(7,700)
Gain (Loss) on derivative liabilities	-	(5,733,700)	(97,600)	(5,501,700)
Total other expense	(405,500)	(6,976,500)	(666,900)	(8,278,600)
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,530,100)	(8,310,400)	(2,490,400)	(10,896,500)
Provision for income taxes	-	-	800	900
LOSS BEFORE OTHER COMPRESHENSIVE INCOME	$(1,530,100)	$(8,310,400)	$(2,491,200)	$(10,897,400)
Other Comprehensive Income (Loss)	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	$(1,530,100)	$(8,310,400)	$(2,491,200)	$(10,897,400)
Loss from discontinued operations	(1,100)	(84,100)	(13,300)	(228,300)
NET Loss	(1,531,200)	(8,394,500)	(2,504,500)	(11,125,700)
NET LOSS PER SHARE:
From continuing operations	$(0.07)	$(4.44)	$(0.20)	$(5.82)
From discontinued Operations	$(0.00)	$(0.04)	$(0.00)	$(0.12)
Combined Net Loss	$(0.07)	$(4.48)	$(0.20)	$(5.94)

Diluted LOSS PER SHARE:
From continuing operations	$(0.07)	$(4.44)	$(0.20)	$(5.82)
From discontinued Operations	$(0.00)	$(0.04)	$(0.00)	$(0.12)
Combined Net Loss forfeiture	$(0.07)	$(4.48)	$(0.20)	$(5.94)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	22,294,401	1,873,948	12,159,531	1,873,766
Diluted	22,294,401	1,873,948	12,159,531	1,873,766

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited As of March 31,	As of September 30
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$717,200	$7,700
Accounts receivable (net of allowance for doubtful accounts of $5,900 as of March 31, 2013 and $14,300 September 30, 2012 respectively)	18,400	12,400
Prepaids and other receivables (including amounts due to related parties of $10,000 and $0.00 as of March 31, 2013 and September 30, 2012 respectively)	109,600	43,700
Assets of discontinued Operations	1,800	17,900
Total current assets	847,000	81,700
Furniture & equipment	12,600	20,000
Other assets	22,500	23,600
TOTAL ASSETS	$882,100	$125,300

LIABILITIES AND STOCKHOLDERS' DEFICIENCY CURRENT LIABILITIES
Accounts payable (including amounts due to related parties of $238,900 and $260,000 as of March 31, 2013 and September 30, 2012 respectively)	$2,925,000	$3,086,700
Accrued liabilities	71,800	20,600
Accrued compensation (including $280,600 and $499,100 to related parties as of March 31, 2013 and September 30, 2012 respectively)	717,400	732,700
Accrued consulting fees (including $0.00 and $81,000 to related parties as of March 31, 2013 and September 30, 2012 respectively)	20,000	104,000
Accrued interest	1,180,000	1,048,800
Promissory Note	-	200,000
Derivative liability	-	520,700
Senior subordinated convertible promissory notes-related party (net of discounts $0.00 and $0.00 as of March 31, 2013 and September 30, 2012 respectively)	2,773,900	3,023,900
Subordinated convertible promissory notes-related party (net of discounts $0.00 and $416,700 as of March 31, 2013 and September 30, 2012 respectively)	3,500,000	4,083,300
Unsecured convertible promissory notes-related party (net of discounts $0.00 and $37,500 as of March 31, 2013 and September 30, 2012 respectively)	90,000	52,500
Unsecured convertible promissory note (October 2012) (net of discounts $25,100 and $370,200 as of March 31, 2013 and September 30, 2012 respectively)	895,800	27,900
Current portion of long-term debt	4,400	5,200
Liabilities of discontinued operation (including $82,800 and $89,000 to related parties as of March 31, 2013 and September 30, 2012 respectively)	275,600	288,700
Total current liabilities	12,453,900	13,195,000
LONG-TERM LIABILITIES
Capital lease	2,700	5,000
Total long-term liabilities	2,700	5,000
TOTAL LIABILITIES	12,456,600	13,200,000
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value; authorized 100,000,000 shares; 29,817,468 and 1,914,175 shares issued and outstanding as of March 31, 2013 and September 30, 2012 respectively	29,800	1,900
Additional paid-in capital	36,543,500	32,566,700
Accumulated deficit	(48,147,800)	(45,643,300)
Total stockholders' equity (deficit)	(11,574,500)	(13,074,700)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$882,100	$125,300

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,504,500)	$(11,125,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	13,300	228,300
Depreciation and amortization	7,100	9,100
Amortization of discount on bridge notes issued	637,200	2,402,800
Stock-based compensation	693,500	670,400
Issuance of warrants for financing services	30,500	56,800
Gain on derivative liability valuation	97,600	5,501,700
Extinguishment of debt	(556,300)	-
Non-cash interest expense	391,900	305,200
Changes in operating assets and liabilities
Accounts receivable	(6,000)	14,900
Prepaids and other current assets	(65,900)	(35,400)
Accounts payable and accrued liabilities	(34,400)	364,400
Deferred compensation	163,000	(29,900)
Deferred compensation exchange for common stock	(178,300)	-
Security deposit on new lease	-	4,600
Net cash used in operating activities	(1,311,300)	(1,632,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture & equipment	-	(4,300)
Disposal of fixed assets	1,400	-
Acquisition of Brain Clinics	-	(21,200)
Net cash provided by (used in) investing activities	1,400	(25,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital leases	(3,100)	(2,900)
Net proceeds from bridge notes	1,368,300	1,995,300
Proceeds from exercise of warrants	-	900
Proceeds from Purchase of Common Stock	664,500	-
Net cash provided by (used) financing activities	2,029,700	1,993,300

DISCONTINUED OPERATIONS
Net cash used in operations activities	(10,300)	(251,900)
Net cash used in discontinued operations	(10,300)	(251,900)
NET INCREASE IN CASH	709,500	83,100
Cash, beginning of period	7,700	73,600
Cash, end of period	717,200	156,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,200	$4,400
Income taxes	$800	$900
Fair value of intellectual property	$-	$20,500
Non-cash financing activities:
Placement agent warrants issued	30,500	-
Offering costs	$2,500	$221,000

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended March 31, 2013	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE – September 30, 2012	1,914,175	$1,900	$32,566,700	(45,643,300)	(13,074,700)
Stock-based compensation	-	-	693,500	-	693,500
Stock issued for officers’ salaries	165,790	200	7,700	-	7,900
Stock issued for note conversion exercised	24,957,503	25,000	2,553,000	-	2,578,000
Stock issued for purchase of common stock	2,780,000	2,700	692,100	-	694,800
Placement agent warrants issued	-	-	30,500		30,500
Net loss for the six months ended March 31, 2013	-	-	-	(2,504,500)	(2,504,500)
Balance at March 31, 2013	29,817,468	$29,800	$36,543,500	$(48,147,800)	$(11,574,500)

For the six months ended March 31, 2012	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE – September 30, 2011	1,871,352	$1,900	$30,813,100	(42,236,500)	(11,421,500)
Stock-based compensation	-	-	670,400	-	670,400
Stock issued for warrant exercise	2,823	-	900	-	900
Net loss for the six months ended March 31, 2012	-	-	-	(11,125,700)	(11,125,700)
Balance at March 31, 2012	1,874,175	$1,900	$31,484,400	$(53,362,200)	$(21,875,900)

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

The Company is a clinical decision support company with a commercial neurometric platform to predict drug response for treatment of brain disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder.  We have commenced a reimbursed 2,000 patient trial at Walter Reed National Military Medical Center (“Walter Reed” or “WRNMMC”) focused on patients with depression, post-traumatic stress disorder (“PTSD”) and mild traumatic brain injury (“mTBI”) in order to support clinical decisions in the treatment of depression and related disorders.  We will be reimbursed by Walter Reed at our standard rate for each PEER Outcome report rendered in the study. PEER stands for Psychiatric EEG Evaluation Registry (“PEER”).

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

Going Concern Uncertainty

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the company as a going concern. The Company has a limited operating history and its operations are subject to certain problems, expenses, difficulties, delays, complications, risks and uncertainties frequently encountered in the operation of a new business. These risks include the ability to obtain adequate financing on a timely basis, the failure to develop or supply technology or services to meet the demands of the marketplace, the failure to attract and retain qualified personnel, competition within the industry, government regulation and the general strength of regional and national economies.

The Company’s continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern. The Company has limited ability to meet its current obligations as they become due and it is in arrears on paying most of its creditors.  Because of its substantial indebtedness, it is insolvent and needs to raise additional funds and to restructure its debt to continue its operations. If the Company is not able to raise additional funds within the next 90 days and reach some accommodations with its creditors, it will likely have to cease operations.

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

Between February 22, 2013 and March 31, 2013, the Company issued an aggregate of 2,780,000 shares of its common stock, par value $0.001 per share at a per share price of $0.25, in a private placement to an aggregate of 17 accredited investors, including 450,000 shares issued to two affiliates of the Company, for gross cash proceeds to the Company of $695,000.

The private placement is being made pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D thereunder, as the shares of common stock are being issued to accredited investors, without a view to distribution, and are not issued through any general solicitation or advertisement. The shares of common stock have not been, and will not be, registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At March 31, 2013 cash exceeded the federally insured limit by $467,200.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

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

Effective November 28, 2012 the Company, together with the majority of the note holders of each of the October 2010 Notes, the January 2011 Notes, the October 2011 Notes and the February 2011 Note agreed to amend all the Notes, pursuant to the terms of the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement, dated as of October 24, 2012. Consequently, all of such notes were amended to (a) extend the maturity date to October 1, 2013, (b) set the conversion price at $1.00, subject to adjustment as provided in the notes and (c) remove full-ratchet anti-dilution protection. In addition, the holders forfeited the warrants they received in connection with the issuance of the notes, and consented to the 2012 Bridge Financing, the issuance of the October 2012 Notes and to the subordination of their notes to these October 2012 Notes. Both the convertible notes and warrants had contained ratchet provisions, which under ASC 815 required bifurcation of the conversion feature and warrants for derivative liability treatment. With the warrants forfeited, the ratchet in the notes eliminated and the maturity date extended, only the interest rate on all the notes remained unchanged at 9% per annum. Using the Black Scholes model, we valued each tranche of the Notes as of November 28, 2012 and compared that value with the value of these notes on the prior day with their original maturity dates.  The difference of the two valuation calculations of $466,300 was booked to Other Expenses as a gain on extinguishment of debt. As of March 31, 2013 the derivative liability was $0 as the warrants were eliminated and with the ratchet removed the debt conversion option liability was also $0. As of September 30, 2012 the derivative liability was $520,700, which was comprised of the warrant liability of $520,700 and debt conversion liability of $0.

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

The Company’s warrant liability is carried at fair value totaling $520,700, as of September 30, 2012, and the Company’s conversion option liability is carried at fair value of $0.00 as of September 30, 2012.  The warrant liability and conversion option liability were removed on November 28, 2012, as warrants were eliminated and the ratchet feature removed from the convertible notes upon modification. As a result, the warrant liability and conversion option liability are both $0 as of March 31, 2013.

	Carrying Value	Fair Value Measurements at
	As of	March 31, 2013
	March 31,	Using Fair Value Hierarchy
	2013	Level 1	Level 2	Level 3
Liabilities
Senior secured convertible promissory note	$2,773,900	$-	$2,773,900	$-
Subordinated convertible promissory note	3,500,000	-	3,500,000	-
Unsecured convertible promissory note	90,000	-	90,000	-
Unsecured convertible promissory note (October 2012)	895,800	-	920,900	-
Total	$7,259,700	$-	$7,284,800	$-

For the six months ending March 31, 2013 the Company recognized a loss of $97,600 on the change in fair value of derivative liabilities.  For the six months ending March 31, 2012 the Company recognized a loss of $(5,501,700) on the change in fair value of derivative liabilities.  As at March 31, 2013 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection.

Fixed Assets

 Fixed assets, which are recorded at cost, consist of office furniture and equipment and are depreciated over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be from 3 to 5 years.  Depreciation for the six months ended March 31, 2013 and 2012 was $6,000 and $8,400 respectively.  Accumulated depreciation at March 31, 2013 and 2012 was $56,100 and $42,000 respectively.

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

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ) (“ASC 350-30”), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment allows the Company to make a qualitative evaluation about the likelihood of impairment to determine whether it should perform a quantitative impairment test. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the six months ended March 31, 2013 and 2012.

Revenues

The Company recognizes revenue as the related services are delivered.

Research and Development Expenses

The Company charges all research and development expenses to operations as incurred.

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. There were $0 and $93,100 in advertising expenses for the six months ended March 31, 2013 and 2012.

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

Stock Option Grant on December 10, 2012:

Based on the volume of shares traded on the open market, during the period October 1, 2012 through to December 10, 2012, the date of the option grant, management judged that the Company’s stock was not actively traded as only $15,000 worth of stock was traded on 11 of 48 trading days during this period at prices ranging from $0.76 to $0.83. There was a contemporaneous transaction whereby $2 million of Senior Secured Convertible Notes (“October 2012 Notes”) with a conversion price of $0.04718 were purchased by accredited third party investors. Given the very low volume of stock that was traded, compared to the volume of October 2012 Notes purchased, management’s judgment was that the pricing of the October 2012 Notes at $0.04718 represented a better determinant of fair value of the Company’s common stock and the options granted on December 10, 2012.

Stock Option Grant on January 14, 2013:

Based on the volume of shares traded on the open market, during the period October 1, 2012 through to January 14, 2013, the date of the option grant, management judged that the Company’s stock was not actively traded as only $36,700 worth of stock was traded on 21 of 50 trading days during this period at prices ranging from $0.49 to $2.50. There had been a recent transaction which closed on November 30, 2012 whereby $2 million of Senior Secured Convertible Notes (“October 2012 Notes”) with a conversion price of $0.04718 were purchased by accredited third party investors. Given the very low volume of stock that was traded, compared to the volume of October 2012 Notes purchased, management’s judgment was that the pricing of the October 2012 Notes at $0.04718 represented a better determinant of fair value of the Company’s common stock and the options granted on January 14, 2013.

Stock Option Grant on March 24, 2013:

Based on the volume of shares traded on the open market, during the period January 1, 2013 through to March 26, 2013, the date of the option grant, management judged that the Company’s stock was not actively traded as only $283,400 worth of stock was traded on 22 of 58 trading days during this period at prices ranging from $0.46 to $0.83. There was a contemporaneous transaction whereby shares corresponding to $695,000 of a $2.5 million private placement of common stock purchased at a price of $0.25 per share by accredited third party investors. Given the low volume of stock that was traded, compared to the volume of the private placement of common stock, management’s judgment was that the pricing of the private placement of common stock at $0.25 per share represented a better determinant of fair value of the Company’s common stock and the options granted on March 26, 2013.

Comprehensive Income (Loss)

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income) (“ASC 220-10”), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the years ended March 31, 2013 and 2012.

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

Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-07 Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting, in order to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-0 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, in order to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, in order to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company considers the adoption of the standard update will not impact its consolidated financial position or results of operations.

In January 2013, the FASB issued ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, in order to clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

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

Summary Financial Data of Discontinued Operations:

Revenues, income before income taxes and net loss of NTC which are included in discontinued operations are as follows:

	Three Months ended March 31,
	2013	2012
Neuro-Therapy Clinic
Revenues	$-	$188,900
Expenses	1,100	273,000
Operating Loss before taxes	$(1,100)	$(84,100)
Taxes	-	-
Net Loss	$(1,100)	$(84,100)

	Six Months ended March 31,
	2013	2012
Neuro-Therapy Clinic
Revenues	$-	$341,200
Expenses	13,300	569,500
Operating Loss before taxes	$(13,300)	$(228,300)
Taxes	-	-
Net Loss	$(13,300)	$(228,300)

The assets and liabilities of NTC are as follows:

	As at March 31,
	2013	2012
ASSETS:
Cash	$1,800	$12,900
Account Receivable	-	34,500
Prepaid Expenses	-	6,300
Security Deposit	-	5,800
Assets of Discontinued Operations	$1,800	$59,500

LIABILITIES:
Accounts Payable	$59,800	$146,000
Accrued Payroll Liabilities	215,800	86,300
Liabilities of Discontinued Operations	$275,600	$232,300

4.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

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

The securities issued under the 2010, 2011 and 2012 Note and Warrant Purchase Agreements through March 31, 2013 are summarized in the following table and notes:

			As of March 31, 2013
Note Type and Investor		Amended Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
Senior Subordinated Secured 9% Notes Convertible at $1.00 (the “October 2010 Notes”)(21)(23)(26)

John Pappajohn	(1)	10/01/2013	$761,700	$-	$761,700	-	-
Deerwood Partners, LLC	(2)	10/01/2013	256,100	-	256,100	-	-
Deerwood Holdings, LLC	(2)	10/01/2013	256,100	-	256,100	-	-
Fatos Mucha	(10)	10/01/2013	100,000	-	100,000	-	-
Andy Sassine	(4)	10/01/2013	500,000	-	500,000	-	-
JD Advisors	(10)	10/01/2013	150,000	-	150,000	-	-
Queen Street Partners	(10)	10/01/2013	100,000	-	100,000	-	-
BGN Acquisitions	(2)	10/01/2013	250,000	-	250,000	-	-
Pyxis Long/Short Fund Healthcare Fund	(5)	10/01/2013	400,000	-	400,000	-	-
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	3,334	10/11/2015
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	13,334	11/11/2015
Total Senior Subordinated Secured Convertible Promissory (October 2010) Notes		10/01/2013	$2,773,900	$-	$2,773,900	16,668	2015

Subordinated Secured 9% Notes Convertible at $1.00 (the “January 2011 Notes”) (22)(23)(26)
		Amended Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
Meyer Proler MD	(7)	10/01/2013	$50,000	$-	$50,000	-	-
William F. Grieco	(10)	10/01/2013	100,000	-	100,000	-	-
Edward L. Scanlon	(10)	10/01/2013	200,000	-	200,000	-	-
Robert Frommer Family Trust	(8)	10/01/2013	50,000	-	50,000	-	-
Paul Buck	(9)	10/01/2013	50,000	-	50,000	-	-
Andy Sassine	(4)	10/01/2013	200,000	-	200,000	-	-
Pyxis Long/Short Healthcare Fund	(5)	10/01/2013	400,000	-	400,000	-	-
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	18,334	02/27/2016
Rajiv Kaul	(10)	10/01/2013	100,000	-	100,000	-	-
Meyer Proler MD	(7)	10/01/2013	50,000	-	50,000	-	-
John M Pulos	(10)	10/01/2013	150,000	-	150,000	-	-
Cummings Bay Capital LP	(5)	10/01/2013	150,000	-	150,000	-	-
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	6,667	04/24/2016
Antaeus Capital: Placement Agent Warrants	(11)		-	-	-	5,000	04/24/2016
Total Subordinated Secured Convertible Promissory (January 2011) Notes		10/01/2013	$1,500,000	$-	$1,500,000	30,001	2016

Subordinated Secured 9% Notes Convertible at $1.00 (the “October 2011 Notes”) (24)(26)
		Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
John Pappajohn	(1)	10/01/2013	$250,000	$-	250,000	-	-
Jordan Family, LLC	(10)	10/01/2013	20,000	-	20,000	-	-
Larry Hopfenspirger	(20)	10/01/2013	60,000	-	60,000	-	-
John Pappajohn	(1)	10/01/2013	250,000	-	250,000	-	-
Zanett Opportunity Fund, Ltd	(12)	10/01/2013	250,000	-	250,000	-	-
John Pappajohn	(1)	10/01/2013	250,000	-	250,000	-	-
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	2,667	12/15/2016
Edward L. Scanlon	(10)	10/01/2013	100,000	-	100,000	-	-
John Pagnucco	(10)	10/01/2013	50,000	-	50,000	-	-
Larry Hopfenspirger	(20)	10/01/2013	30,000	-	30,000	-	-
Gene Salkind, MD	(10)	10/01/2013	50,000	-	50,000	-	-
AlphaNorth Offshore, Inc.	(13)	10/01/2013	500,000	-	500,000	-	-
Aubrey W. Baillie	(10)	10/01/2013	100,000	-	100,000	-	-
Zanett Opportunity Fund, Ltd	(12)	10/01/2013	40,000	-	40,000	-	-
BluMont Northern Rivers Fund	(10)	10/01/2013	50,000	-	50,000	-	-
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	2,667	02/12/2017
Innerkip Placement Agent Warrants	(14)		-	-	-	15,167	02/12/2017
Total Subordinated Secured Convertible Promissory (October 2011) Notes		10/01/2013	$2,000,000	$-	$2,000,000	20,501	2016-2017
Total Subordinated Secured Convertible Promissory Notes			$3,500,000	$-	$3,500,000	50,502

Unsecured 9% Notes Convertible at $1.00 (the “Unsecured Note”) (25)(26)
Zanett Opportunity Fund, Ltd	(12)	10/01/2013	90,000	-	90,000	-	-
Total Unsecured Convertible Promissory Notes			$90,000	$-	$90,000	-

Unsecured 9% Notes Convertible at $0.04718 (the “October 2012” Notes) (26)
		Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
BluMont Northern Rivers Fund	(10)	10/01/2013	10,000	(3,800)	6,200	-	-
Meyer Proler MD	(7)	10/01/2013	50,000	(21,300)	28,700	-	-
The Follman Trust	(16)	10/19/2013	200,000	-	200,000	-	-
Extuple Limited Partnership	(17)	10/25/2013	200,000	-	200,000	-	-
AlphaNorth Offshore, Inc.	(13)	11/06/2013	60,900	-	60,900	-	-
Argyris & Ann Vassiliou	(10)	11/28/2013	25,000	-	25,000	-	-
Andy Sassine	(4)	11/29/2013	25,000	-	25,000	-	-
Mark & Jill Oman	(18)	11/29/2013	250,000	-	250,000	-	-
Ronald Dozoretz MD	(19)	11/29/2013	100,000	-	100,000	-	-
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	127,173	03/25/2018
Tony Pullen: Placement Agent Warrants	(14)		-	-	-	519,288	03/25/2018
Total Unsecured Convertible Promissory (October 2012) Notes			$920,900	$(25,100)	$895,800	646,461	-
Total			$7,284,800	$(25,100)	$7,259,700	713,631	-

(1)	Mr. John Pappajohn is a Director of the Company. On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase two secured promissory notes (each, a “Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010. On June 3, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the first Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the second Bridge Note. In connection with his purchase of the second Bridge Note, Mr. Pappajohn received a warrant to purchase up to 8,334 shares of our common stock. The exercise price of the warrant (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) was $15.00 per share. Pursuant to a separate agreement that we entered into with Mr. Pappajohn on July 25, 2010, we granted him a right to convert his Bridge Notes into shares of our common stock at a conversion price of $15.00. The conversion price was subject to customary anti-dilution adjustments, but would never be less than $9.00. Each Bridge Note accrued interest at a rate of 9% per annum.

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

On January 25, 2013, Mr. Pappajohn converted $200,000 of the November 28, 2012 to purchase 4,300,551 shares of common stock at $0.04718 per share.

On March 21, 2013, Mr. Pappajohn converted $300,000 of the November 28, 2012 to purchase 6,538,258 shares of common stock at $0.04718 per share.

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

On January 31, 2013, Mr. Schindler converted all notes held by all the SAIL entities totaling $1,440,000 into 5,631,699 shares of common stock; of this total $250,000 of the October 2010 Notes plus interest were converted at $1.00 per share, $1,000,000 of the January 2011 Notes plus interest were converted at $1.00 per share and $190,000 of the October 2012 Notes were converted at $0.04718 per share. See note 5 Stockholders Deficiency Convertible Debt instruments converted to shares of common stock.

(4)	Mr. Andy Sassine is a beneficial owner of more than 5% of our outstanding common stock and is a Director of the Company.

(5)	Pyxis Long/Short Healthcare Fund (FKA Highland Long/Short Healthcare Fund) is affiliated with Cummings Bay Capital LP. Both individually and in the aggregate with Cummings Bay Capital LP, Pyxis Long/Short Healthcare Fund has become the beneficial owner of more than 5% of our outstanding common stock.

(6)	Monarch Capital Group LLC (“Monarch”) acted as non-exclusive placement agent with respect to the October 12, 2010 placement of October 2010 Notes in the aggregate principal amount of $100,000 and related warrants, pursuant to an engagement agreement, dated September 30, 2010, between the Company and Monarch. Under the engagement agreement, in return for its services as non-exclusive placement agent, Monarch was entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of October 2010 Notes to investors introduced to the Company by Monarch; (b) a cash expense allowance equal to 2% of the gross proceeds raised from the sale of October 2010 Notes to such investors; and (c) five-year warrants (the “2010 Placement Agent Warrants”) to purchase common stock of the Company equal to 10% of the shares issuable upon conversion of October 2010 Notes issued to such investors. In connection with the closings of October 12, 2010 and November 11, 2010 Monarch received a cash fee of $60,000 and a cash expense allowance of $10,000 and, on October 25, 2010, received 2010 Placement Agent Warrants to purchase 16,668 shares of the Company’s common stock at an exercise price of $3.00 per share.

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

Monarch also acted as non-exclusive placement agent with respect to the placement of October 2012 Notes in the aggregate principal amount of $60,000, pursuant to an engagement agreement, dated October 20, 2011 which has the same terms as the September 30, 2010 agreement between the Company and Monarch. In connection with acting as nonexclusive placement agent with respect to an October 2012 Note dated November 30, 2012 in the aggregate principal amount of $60,000, Monarch received aggregate cash fees of $6,000 and an aggregate cash expense allowance of $1,200 and were issued five-year warrants to purchase an aggregate of up to 127,173 shares of the Company’s common stock at an exercise price of $0.04718 per share.

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

On March 27, 2013, Mr. Carpenter converted $50,000 of the October 2012 Note plus interest into 1,091,299 shares of common stock at $0.04718 per share.

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

On November 6, 2012, AlphaNorth Offshore, Inc. purchased an October 2012 Note in the aggregate principal amount of $100,000 in exchange for $100,000 in cash. This October 2012 Note has a restrictive condition on conversion preventing AlphaNorth Offshore from having a beneficial ownership of greater than 4.999% of the Company. Mr. Tony Pullen received a finder’s fee of $7,000 and will be issued warrants to purchase 148,368 shares of common stock at $0.04718 per share.

On March 28, 2013, AlphaNorth Offshore, Inc. converted $39,100 of the October 2012 Note to purchase 858,415 shares of common stock at $0.04718 per share.

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

Mr. Tony Pullen, who has an association with Innerkip, was acting as a nonexclusive placement agent with respect to the placement of an aggregate of $350,000 invested in October 2012 notes by three accredited Canadian investors. Mr. Pullen received aggregate cash finder’s fee of $24,500 and will be issued a five-year warrant to purchase an aggregate of up to 519,288 shares of the Company’s common stock at an exercise price of $0.04718 per share.

(15)	Mr. Thomas Tierney is a trustee of the Thomas T. Tierney and Elizabeth C. Tierney Family Trust (“Tierney Family Trust”) and is a limited partner of SAIL. Mr. Tierney is a Director of the Company.

On January 31, 2013, Tierney Family Trust converted two October 2012 Notes, in aggregate $200,000, plus interest into 4,403,349 shares of common stock at a conversion price of $0.04718 per share.

(16)	Mr. Robert Follman is a trustee of the Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (“Follman Trust”) and is a limited partner of SAIL. Mr. Follman is a Director of the Company and a beneficial owner of more than 5% of our outstanding common stock.

(17)	On October 25, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to Extuple Limited Partnership (“Extuple”), an accredited investor, of which Philip Deck is the managing partner. Extuple is a beneficial owner of more than 5% of our outstanding common stock. Mr. Tony Pullen received a finder’s fee of $14,000 and will be issued warrants to purchase 296,735 shares of common stock at $0.04718 per share.

(18)	On November 29, 2012, an October 2012 Note in the aggregate principal amount of $250,000 was issued in exchange for cash to Mark and Jill Oman, who are accredited investors. Mark and Jill Oman are beneficial owners of more than 5% of our outstanding stock.

(19)	On November 29, 2012, an October 2012 Note in the aggregate principal amount of $100,000 was issued in exchange for cash to Ronald Dozoretz MD, an accredited investor who has previously invested in the Company and is a beneficial owner of more than 5% of our outstanding stock.

(20)	On November 10, 2011 and January 24, 2012 two October 2011 Notes in the aggregate principal amount of $90,000 and a warrant to purchase 30,000 shares of common stock were issued to Mr. Larry Hopfenspirger, an accredited investor who had previously invested in the Company. On November 30, 2012, we issued an additional $60,000 October 2012 Note to Mr. Hopfenspirger in exchange for cash. Mr. Hopfenspirger was a beneficial owner of more than 5% of our outstanding stock. On January 18, 2013 Mr. Hopfenspirger converted his $60,000 October 2012 Note plus interest into 1,287,303 shares of common stock at $0.04718 per share.

(21)	The October 2010 Notes: The October Purchase Agreement provides for the issuance and sale of October 2010 Notes, for cash or in exchange for outstanding convertible notes, in the aggregate principal amount of up to $3,000,000 plus an amount corresponding to accrued and unpaid interest on any exchanged notes, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the October 2010 Notes. The agreement provides for multiple closings, but mandates that no closings may occur after January 31, 2011. The October Purchase Agreement also provides that the Company and the holders of the October 2010 Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the October 2010 Notes and the related warrants.

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

The Company evaluated the Consent Agreement, effective November 28, 2012 under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”). ASC 470 requires modifications to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted for like an extinguishment. For extinguished debt, a difference between the re-acquisition price and the net carrying amount of the extinguished debt shall be recognized currently in income of the period of extinguishment as losses or gains. The Company noted the change in terms per the Consent Agreement, met the criteria for substantial modification under ASC 470, and accordingly treated the modification as extinguishment of the original convertible notes, replaced by the new convertible notes under the modified terms. The Company recorded a gain on extinguishment of debt of $466,300 during the first quarter ended December 31, 2012 of fiscal 2013.

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

As of March 31, 2013 the majority of the October 2012 Notes had converted their notes to shares of common stock, consequently pursuant to section 7.13 of the Second Amended and Restated Security Agreement dated August 16, 2012, the security interest for the October 2012 Notes is terminated.

The Company recorded a beneficial conversion feature for the August 2012 Bridge Notes, in accordance with FASB ASC 470-20. The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the effective conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible.  A beneficial conversion feature totaling $400,000 was recorded as loan discount for fiscal year 2012.  The loan discount is amortized over the life of the convertible note. For the six months ended March 31, 2013, $637,200 of amortization of loan discount was recorded as interest expense.

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

From January 18, 2013 through March 31, 2013 October 2012 Notes in the aggregate amount of $1,077,300 plus interest thereon converted to 23,487,687 shares of common stock at a conversion price of $0.04718 per share. Additionally an October 2010 Note of $250,000 plus interest thereon and six January 2011 Notes in aggregate $1,000,000 plus interest thereon converted to 1,469,816 shares of common stock at a conversion price $1.00 per share. For the six months ended March 31, 2013 $637,200 of amortization of loan discount was recorded as interest expense.

As of March 31, 2013 outstanding senior subordinated convertible promissory notes (October 2010 Notes) were $2,773,900 (including $23,900 corresponding to accrued and unpaid interest on the exchanged notes) and debt discount was $0. During the six months ended March 31, 2013 the Company amortized no debt discount.

As of March 31, 2013 outstanding subordinated secured convertible promissory notes (January 2011 Notes) were $1,500,000 and debt discount was $0. During the six months ended March 31, 2013 the Company amortized no debt discount.

As of March 31, 2013 outstanding subordinated secured convertible promissory notes (October 2011 Notes) were $2,000,000 and debt discount was $0. During the six months ended, March 31, 2013 the Company amortized $277,100 of the debt discount.

As March 31, 2013 outstanding unsecured convertible promissory notes (Unsecured Bridge Notes) were $90,000 and debt discount was $0. During the six months ended March 31, 2013 the Company amortized $15,000 of the debt discount.

As of March 31, 2013 outstanding Unsecured convertible promissory note (October 2012) promissory notes (October 2012 Bridge Notes) were $895,800 and debt discount was $25,100. During the six months ended March 31, 2013 the Company amortized $345,100 of the debt discount.

The combined outstanding senior secured, subordinated secured and unsecured (including October 2012 Notes whose security has terminated) convertible promissory notes as of March 31, 2013 were $7,259,700 and debt discounts were $25,100. During the six months ended March 31, 2013 the Company amortized $637,200 of the debt discount.

5.	STOCKHOLDERS’ DEFICIENCY

Common and Preferred Stock

As of March 31, 2013, the Company is authorized to issue 100,000,000 shares of common stock at par value of $0.001 per share and the number of shares issued and outstanding was 29,817,468.

As of March 31, 2013, CNS California is authorized to issue 100,000,000 no par value shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of March 31, 2013, Colorado CNS Response, Inc. is authorized to issue 1,000,000 no par value shares of common stock.

As of March 31, 2013, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue ten thousand (10,000) shares of common stock, no par value per share.

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

From January 18, 2013 through March 31, 2013 the following noteholders have converted their notes into shares of common stock.

Conversion Date	Bridge Note Dated	Note #4 Reference	Name	Note Tranche	Note Amount	Share Price	Total Shares
01/18/13	11/30/12	(20)	Larry Hopfenspirger	October 2012	$60,000	0.04718	1,287,303
01/25/13	11/28/12	(01)	John Pappajohn	October 2012	200,000	0.04718	4,300,551
01/31/13	08/21/12	(15)	Tierney Family Trust	October 2012	100,000	0.04718	2,205,914
01/31/13	09/06/12	(15)	Tierney Family Trust	October 2012	100,000	0.04718	2,197,435
01/31/13	10/01/10	(03)	SAIL Venture Partners, LP	October 2010	250,000	1.00000	303,313
01/31/13	02/28/11	(03)	SAIL Venture Partners, LP	January 2011	187,500	1.00000	220,454
01/31/13	04/15/11	(03)	SAIL Venture Partners, LP	January 2011	250,000	1.00000	291,063
01/31/13	04/25/11	(03)	SAIL Venture Partners, LP	January 2011	125,000	1.00000	145,219
01/31/13	02/28/11	(03)	SAIL 2010 Co-Investment Partners, LP	January 2011	62,500	1.00000	73,485
01/31/13	04/15/11	(03)	SAIL 2010 Co-Investment Partners, LP	January 2011	250,000	1.00000	291,063
01/31/13	04/25/11	(03)	SAIL 2010 Co-Investment Partners, LP	January 2011	125,000	1.00000	145,219
01/31/13	08/17/12	(03)	SAIL Holding LLC	October 2012	100,000	0.04718	2,208,034
01/31/13	10/26/12	(03)	SAIL Venture Partners II, LP	October 2012	50,000	0.04718	1,085,471
01/31/13	10/26/12	(03)	SAIL 2010 Co-Investment Partners, LP	October 2012	20,000	0.04718	434,189
01/31/13	10/26/12	(03)	SAIL 2011 Co-Investment Partners, LP	October 2012	20,000	0.04718	434,189
02/07/13	08/22/12	(10)	BluMont Northern Rivers Fund	October 2012	21,700	0.04718	480,000
03/21/13	11/28/12	(01)	John Pappajohn	October 2012	300,000	0.04718	6,538,258
03/26/13	08/22/12	(10)	BluMont Northern Rivers Fund	October 2012	16,400	0.04718	366,629
03/27/13	11/28/12	(08)	George Carpenter	October 2012	50,000	0.04718	1,091,299
03/28/13	11/06/12	(13)	AlphaNorth Offshore, Inc.	October 2012	39,100	0.04718	858,415
				Total	$2,327,300		24,957,503

From February 22, 2013 through March 31, 2013, 17 accredited investors purchased an aggregate of 2,780,000 shares of common stock at a price of $0.25 per share pursuant to a Private Placement Offering Memorandum dated February 20, 2013. The Company received gross aggregate cash proceeds of $695,000. One investor is the Tierney Family Trust of which Mr. Thomas Tierney, a Director of the Company, is a trustee. The Tierney Family Trust acquired 400,000 shares of common stock for which the Company received cash proceeds of $100,000. A second investor is Paul Buck, the Company’s CFO, who acquired 50,000 shares of common stock for which the Company received cash proceeds of $12,500.

On March 26, 2013 the Board resolved to amend the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”) in order to:

1)	increase the number of shares of common stock authorized for issuance under the Charter from 100,000,000 to 150,000,000; and
2)	create a new series of preferred stock, par value $0.001 per share, and authorize 15,000,000 shares of such preferred stock for issuance.

This proposal will be voted on by the shareholders at the next annual meeting which was set by the Board to be on May 23, 2013.

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

On January 14, 2013, the Board granted options to purchase 1,960,000 shares of common stock to members of staff and 1,600,000 share of common stock to key consultants. The options granted to staff vest evenly over 48 months starting on the date of grant. The options granted to consultants vest evenly over 36 months starting on the date of grant. All these options have an exercise price of $0.04718 per share. Absent stockholder approval, the options will be cancelled and the 2012 Plan will not become effective.

Based on the volume of shares traded on the open market, during the period October 1, 2012 through to January 14, 2013, the date of the option grant, management judged that the Company’s stock was not actively traded as only $36,700 worth of stock was traded on 21 of 50 trading days during this period at prices ranging from $0.49 to $2.50. There had been a recent transaction which closed on November 30, 2012 whereby $2 million of Senior Secured Convertible Notes (“October 2012 Notes”) with a conversion price of $0.04718 were purchased by accredited third party investors. Given the very low volume of stock which was not actively traded, compared to the volume of October 2012 Notes purchased, management’s judgment was that the pricing of the October 2012 Notes at $0.04718 represented a better determinant of fair value of the Company’s common stock and the options granted on January 14, 2013.

On March 26, 2013, the Board approved the amendment of the Company’s 2012 Plan to increase the shares authorized for issuance under the 2012 Plan from 5,500,000 shares to 15,000,000 shares. The Board also granted options to purchase 250,000 shares of common stock to Thomas Tierney upon his election to be Chairman of the Board of Directors. These options granted to Mr. Tierney vest evenly over 36 months starting on the date of grant and have an exercise price of $0.25 per share. Absent stockholder approval, the options will be cancelled and the 2012 Plan will not become effective.

Based on the volume of shares traded on the open market, during the period January 1, 2013 through to March 26, 2013, the date of the option grant, management judged that the Company’s stock was not actively traded as only $283,400 worth of stock was traded on 22 of 58 trading days during this period at prices ranging from $0.46 to $0.83. There was a contemporaneous transaction whereby $695,000 worth of a $2.5 million private placement offering of common stock at a price of $0.25 per share were purchased by accredited third party investors. Given the low volume of stock which was not actively traded, compared to the volume of the private placement of common stock, management’s judgment was that the pricing of the private placement of common stock at $0.25 per share represented a better determinant of fair value of the Company’s common stock and the options granted on March 26, 2013.

As of March 31, 2013, 70,825 options were exercised and there were 501,924 options and 6,132 restricted shares outstanding under the amended 2006 Plan leaving 87,786 shares which will not be issued as the 2006 Plan is frozen. 9,247,670 options have been issued under the 2012 Plan, of which none have been exercised and 5,752,330 remain available for issuance subject to shareholder approval of the 2012 Plan.

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three months and six months ended March 31, 2013 and 2012 is as follows:

	For the three months ended March 31,
	2013	2012
Cost of Neurometric Services revenues	$2,700	$2,600
Research	24,900	23,900
Product Development	30,000	17,700
Sales and marketing	44,700	49,100
General and administrative	235,700	241,600
Total	$338,000	$334,900

	For the six months ended March 31,
	2013	2012
Cost of Neurometric Services revenues	$5,200	$5,100
Research	48,900	51,200
Product Development	49,000	34,600
Sales and marketing	99,100	97,900
General and administrative	491,300	481,600
Total	$693,500	$670,400

Total unrecognized compensation as of March 31, 2013 amounted to $4,687,600.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2012	546,746	$17.08
Granted	5,395,000	0.04718
Exercised	-	-
Forfeited	(2,152)	14.10
Outstanding at December 31, 2012	5,939,594	$1.61
Granted	3,810,000	0.06
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2013	9,749,594	$9.54

Following is a summary of the status of options outstanding at March 31, 2013:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.04718	8,955,000	10 years	$0.04718
$0.25	250,000	10 years	$0.25
$3.00	42,670	10 years	$3.00
$3.60	28,648	10 years	$3.60
$3.96	32,928	10 years	$3.96
$9.00	4,525	10 years	$9.00
$12.00	28,535	10 years	$12.00
$14.10	10,000	10 years	$14.10
$15.30	1,373	10 years	$15.30
$16.50	262,441	10 years	$16.50
$17.70	953	10 years	$17.70
$24.00	4,667	10 years	$24.00
$26.70	32,297	10 years	$26.70
$28.80	11,767	10 years	$28.80
$32.70	83,790	10 years	$32.70
Total	9,749,594		$1.00

We have entered into agreements on June 3, 2011 with the majority of our 2006 Plan option holders pursuant to which holders of options to purchase an aggregate of 439,689 shares of our common stock, at exercise prices ranging from $3.60 per share to $32.70 per share, have agreed to amend their options to permit exercise only in cash and to limit the period during which the options may be exercised post-termination to 90 days (for employees) and twelve months (for consultants).

We have agreed to freeze any further grants or exercises of securities under the 2006 Plan and adopt the 2012 Stock Incentive Plan, which is subject to approval by our stockholders, at a meeting of stockholders which has been scheduled.

Warrants to Purchase Common Stock

The warrant activity for the period starting October 1, 2011, through March 31, 2013 are described as follows:

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

7)    Four October 2011 Notes in aggregate amount of $700,000 and a warrant to purchase 233,335 shares were issued to four new investors to the company.

5,334	$1.00	These warrants were issued to Monarch Capital who acted as placement agents in raising $80,000 from two investors who purchased October 2011 Notes pursuant to the 2011 Bridge Note January Purchase Agreement described in Note 4. Effective on November 20, 2012 the holders of placement agent warrants agreed to remove the ratchet feature in exchange for lowering the conversion price to $1.00 per share down from $3.00 per share. This resulted in the elimination of warrant liabilities as of such date.

15,167	$1.00	These warrants were issued to Innerkip Capital Management who acted as placement agents in raising $650,000 from three investors who purchased October 2011 Notes pursuant to the 2011 Bridge Note January Purchase Agreement described in Note 4. Effective on November 20, 2012 the holders of placement agent warrants agreed to remove the ratchet feature in exchange for lowering the conversion price to $1.00 per share down from $3.00 per share. This resulted in the elimination of warrant liabilities as of such date.

(175,195)	$0.30 to $54.0	Warrants expired

2,164,440		Warrants outstanding at September 30, 2012

(1,617,345)	$3.00	Warrants forfeited pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012

547,095	8.09	Warrants outstanding at December 31, 2012
127,173	$0.04718	These warrants were issued to Monarch Capital who acted as placement agents in raising $60,000 from one investor who purchased October 2012 Notes pursuant to the 2012 Bridge Note October Purchase Agreement described in Note 4.
519,288	$0.04718	These warrants due to be issued to Tony Pullen who acted as placement agents in raising $350,000 from three investors who purchased October 2012 Notes pursuant to the 2012 Bridge Note October Purchase Agreement described in Note 4.

1,193,556	3.73	Warrants outstanding at March 31, 2013

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

At March 31, 2013, there were warrants outstanding to purchase 1,193,556 shares of the Company’s common stock. The exercise price of the outstanding warrants range from $0.04718 to $9.90 with a weighted average exercise price of $3.73.  The warrants expire at various times starting 2012 through 2018.

6.	RELATED PARTY TRANSACTIONS

Dr. Henry Harbin, who was a director at the time, has had a year-long consulting agreement which started in January 2010 and was renewed annually until December 2012. During this period the Company had accrued $90,000 which was to be paid to Dr. Harbin. Dr. Harbin resigned from the Board on November 18, 2012. Effective January 2013 Dr. Harbin entered into a new consulting agreement with the Company which terminates on December 31, 2013, and has two automatic annual renewal options which would engage his consulting services through December 2015. As compensation for his consulting services Dr. Harbin was granted on January 14, 2013, options to purchase 850,000 shares of common stock at an exercise price of $0.04718 per share. These shares vest evenly over 36 months starting at the date of the grant. Dr. Harbin, understanding the Company’s cash constraints, forgave the Company’s $90,000 debt accrued to him.

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

On November 3, 2010, the Company entered into the October Purchase Agreement with BGN Acquisitions Ltd. LP, of which our Director, Dr. George Kallins, is the general partner, to purchase a secured promissory note in the principal amount of $250,000.  For further detail, please refer to the section 2010, 2011 & 2012 Private Placement Transactions in Note 4 above. Dr. George Kallins resigned from the Board of Directors effective November 30, 2012.

On November 24, 2010 the Board of Directors, excluding Mr. Pappajohn, resolved to ratify an engagement agreement with Equity Dynamics, Inc. a company owned by Mr. Pappajohn, to provide financial advisory services to assist the Company with the Company’s fund raising efforts.  These efforts have included advice and assistance with the preparation of Private Placement Memoranda, investor presentations, financing strategies, identification of potential and actual investors, and introductions to placement agents and investment bankers. The engagement agreement calls for a retainer fee of $10,000 per month starting February 1, 2010.  As of March 31, 2013 the Company had accrued $312,600 for the services provided by Equity Dynamics of which $155,000 has been paid, leaving $157,600 of consulting fees due and payable at March 31, 2013.  The initial term of the agreement was for 12 months from its initiation. The agreement can be cancelled by either party, with or without cause, with 30 days written notice. On March 22, 2012, the Board ratified the extension of the engagement agreement through January 2012. This agreement has now been terminated.

On February 15, 2011, pursuant to the January Purchase Agreement, we issued to Paul Buck, Chief Financial Officer of the Company, an Unsecured Note in the aggregate principal amount of $50,000 and related warrants to purchase up to 8,334 shares. Also on this date, the Company pursuant to the January Purchase Agreement, issued an Unsecured Note in the aggregate principal amount of $50,000 and a warrant to purchase 8,334 shares to a trust, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter. For further detail, please refer to the section 2010, 2011 & 2012 Private Placement Transactions in Note 4 above.

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

On November 11, 2011, the Company issued Mr. Pappajohn additional October 2011 Notes in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock for gross proceeds to the Company of $250,000 as part of the 2011 Bridge Financing.  Again on December 27, 2011, the Company issued Mr. Pappajohn additional October 2011 Notes in the aggregate principal amount of $250,000 and warrants to purchase 83,334 shares of common stock for gross proceeds to the Company of $250,000 as part of the 2011 Bridge Financing.  As of December 27, 2011, the Company had issued October 2011 Notes in the aggregate principal amount of $750,000 and warrants to purchase 250,002 shares of common stock to Mr. Pappajohn for gross proceeds to the Company of $750,000.

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

On April 26, 2012 and on May 25, 2012 we received two short-term, interest free loans of $100,000 each from Mr. Pappajohn for the purpose of funding offering costs and other sundry operating expenses. These loans were initially evidenced by two demand notes and subsequently exchanged for October 2012 Notes.

On August 17, 2012, pursuant to the August 2012 purchase agreement, we issued to SAIL Holdings, LLC on August 2012 Note in the aggregate principal amount of $100,000.  We received $100,000 from SAIL Holding, LLC in gross proceeds.

On August 21, 2012 and September 6, 2012 two October 2012 Notes in the aggregate principal amount of $200,000 were issued in exchange for cash to the Thomas T. and Elizabeth C. Tierney Family Trust (the “Tierney Family Trust”), an accredited investor, of which Thomas T. Tierney is a trustee. As of February 25, 2013, Mr. Tierney is a Director of the company and a greater than 5% beneficial owner. As of January 31, 2013, the Tierney Family Trust converted its two October 2012 Notes, in aggregate $200,000, plus interest thereon into 4,403,349 shares of common stock at a conversion price of $0.04718 per share.

On August 22, 2012, pursuant to the August 2012 purchase agreement, we issued to Dr. Meyer Proler an August 2012 Note in the aggregate principal amount of $50,000.  We received $50,000 from Dr. Proler in gross proceeds.

On October 19, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to the Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (the “Follman Trust”), an accredited investor, of which Robert J. Follman is a trustee. As of February 25, 2013, Mr. Follman is a Director of the company and a greater than 5% beneficial owner of the Company.

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

On November 28, 2012, an October 2012 Note in the aggregate principal amount of $500,000 was issued to Mr. Pappajohn in exchange for $300,000 cash and the two short-term loans aggregating $200,000 from which were issued on April 26, 2012 and May 25, 2012 in exchange for cash as mentioned above. On January 25, 2013, Mr. Pappajohn converted $200,000 of his October 2012 Note plus interest thereon into 4,300,551 shares of common stock at a conversion price of $0.04718 per share. On March 21, 2013, Mr. Pappajohn converted the remaining $300,000 of his October 2012 Note plus interest thereon into 6,538,258 shares of common stock at a conversion price of $0.04718 per share.

Also on November 28, 2012, we issued October 2012 Notes in exchange for cash in the aggregate principal amount of $50,000 to Mr. Carpenter, the Chief Executive Officer of the Company. On March 27, 2013, Mr. George Carpenter converted his October 2012 Note and interest thereon into 1,091,299 shares of common stock at a conversion price of $0.04718 per share

Also on November 28, 2012, we issued an additional October 2012 Note in the principal amount of $25,000 to Andy Sassine in exchange for cash. As of February 25, 2013, Mr. Sassine is a Director of the Company.

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

On November 30, 2012, we issued a $60,000 October 2012 Note to Mr. Hopfenspirger in exchange for cash. As of December 31, 2012, Mr. Hopfenspirger holds October 2011 Notes and an October 2012 Note in the aggregate principal amount of $150,000 and is a greater than 5% beneficial owner of the Company. On January 18, 2013, Mr. Hopfenspirger converted his $60,000 October 2012 Note, plus interest thereon, into 1,287,303 shares of common stock at a conversion price of $0.04718 per share.

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

On January 31, 2013, the SAIL entities converted all their convertible notes in the aggregate principal amount of $1,440,000 and $226,200 of interest thereon into 5,631,699 shares of common stock. Of these conversions $250,000 was an October 2010 Note together with interest of $53,300 converted into 303,313 shares of common stock at a conversion price of $1.00 per share. $1,000,000 in aggregate were six January 2011 Notes together with interest of $166,500 which converted into 1,166,503 shares of common stock at a conversion price of $1.00. And lastly, $190,000 in aggregate were four October 2012 Notes together with interest of $7,000 which converted into 4,161,883 shares of common stock at a conversion price of $0.04718 per share. All these shares were converted by Walter Schindler, a Director of the Company, on behalf of all the various SAIL entities.

On February 6, 2013, the Company filed with the Securities and Exchange Commission (“SEC”) Schedule 14f-1 in connection with the change in a majority of the Board. The 14f-1 was mailed to stockholders of record by February 13, 2013. On December 10, 2012, the Company’s Board had approved the appointment of Richard W. Turner, Robert J. Follman, Andrew H. Sassine and Thomas T. Tierney (collectively, the “New Board Members”) to the Board of the Company to fill vacancies. The New Board Members took office as directors on February 25, 2013. Messrs. Turner and Sassine were appointed to the Board as nominees of Equity Dynamics, Inc. (“Equity Dynamics”), an entity owned by Board member John Pappajohn, pursuant to the terms of the governance agreement, dated November 28, 2012, between the Company and Equity Dynamics. Messrs. Tierney and Follman were appointed to the Board as nominees of SAIL Capital Partners, which is affiliated with Board member Walter Schindler, pursuant to the terms of the governance agreement, dated November 28, 2012, between the Company and SAIL Capital Partners.

On February 22, 2013, Paul Buck our Chief Financial Officer of the Company, invested $12,500 for 50,000 shares of common stock at $0.25 per share pursuant to a subscription agreement. The Company received gross cash proceeds of $12,500.

On February 28, 2013, Dr. Proler invested $25,000 for 100,000 shares of common stock at $0.25 per share pursuant to a subscription agreement. The Company received gross cash proceeds of $25,000.

On March 18, 2013, Tierney Family Trust, of which Mr. Tierney our Chairman of the Board is a trustee, invested $100,000 for 400,000 shares of common stock at a price of $0.25 per share pursuant to a subscription agreement. The Company received gross cash proceeds of $100,000.

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

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the three months and six months ended March 31, 2013 and 2012, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31,
	2013	2012
Net Loss for computation of basic net loss per share:
From continuing operations	$(1,530,100)	$(8,310,400)
From discontinued operations	$(1,100)	$(84,100)
Net loss	$(1,531,200)	$(8,394,500)
Basic net loss per share:
From continuing operations	$(0.07)	$(4.44)
From discontinued operations	$(0.00)	$(0.04)
Basic net loss per share	$(0.07)	$(4.48)
Net Loss for computation of dilutive net loss per share:
From continuing operations	$(1,530,100)	$(8,310,400)
From discontinued operations	$(1,100)	$(84,100)
Net loss	$(1,531,200)	$(8,394,500)
Diluted net loss per share:
From continuing operations	$(0.07)	$(4.44)
From discontinued operations	$(0.00)	$(0.04)
Basic net loss per share	$(0.07)	$(4.48)

Basic weighted average shares outstanding	22,294,401	1,873,948
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	22,294,401	1,873,948

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	34,655,501	2,051,886
Warrants	762,582	1,905,251
Options	8,326,261	527,958

A summary of the net loss and shares used to compute the loss per share for the six months ended March 31, 2013 and 2012 are as follows:

	Six months ended March 31,
	2013	2012
Net Loss for computation of basic net loss per share:
From continuing operations	$(2,491,200)	$(10,897,400)
From discontinued operations	$(13,300)	$(228,300)
Net loss	$(2,504,500)	$(11,125,700)
Basic net loss per share:
From continuing operations	$(0.20)	$(5.82)
From discontinued operations	$(0.00)	$(0.12)
Basic net loss per share	$(0.20)	$(5.94)
Net Loss for computation of dilutive net loss per share:
From continuing operations	$(2,491,200)	$(10,897,400)
From discontinued operations	$(13,300)	$(228,300)
Net loss	$(2,504,500)	$(11,125,700)
Diluted net loss per share:
From continuing operations	$(0.20)	$(5.82)
From discontinued operations	$(0.00)	$(0.12)
Basic net loss per share	$(0.20)	$(5.94)

Basic weighted average shares outstanding	12,159,531	1,873,766
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	12,159,531	1,873,766

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	37,542,992	1,909,742
Warrants	924,396	1,781,556
Options	6,211,145	525,894

8.	COMMITMENTS AND CONTINGENT LIABILITIES

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

On November 1, 2011, Mr. Brandt and Brandt Ventures filed an amended complaint amending their claims and adding new claims against the same parties. On March 12, 2012, the court sustained demurrers to certain of the counts against each defendant. On March 22, 2012, the plaintiffs filed a second amended complaint modifying certain of their claims, but did not add new claims. On February 6, 2013, the plaintiffs moved for leave to amend the second amended complaint and file a third amended complaint. On March 6, 2013 the Court granted leave to amend, but awarded fees and costs for the defendants to again make dispositive motions. The third amended complaint adds a claim for breach of the promissory note and seeks to foreclose on the collateral securing the note obligation.  In addition, Mr. Brandt is seeking approximately $170,000 of severance and compensatory and punitive damages in connection with his termination.  In interrogatory responses served on January 26, 2013, Mr. Brandt for the first time identified that he seeks damages in connection with his termination exceeding $9,000,000.  Mr. Brandt has proffered no credible evidence to support damages in this amount, and the Company believes this claim for damages is without merit.  The plaintiffs also seek rescission of a $250,000 loan made by Brandt Ventures, GP to the Company which was converted into common stock in accordance with its terms and restitution of the loan amount.

Discovery is ongoing and the Company continues to aggressively defend the action. The Company believes the third amended complaint, like the prior complaints, is without merit.  The action is captioned Leonard J. Brandt and Brandt Ventures, GP v. CNS Response, Inc., Sail Venture Partners and David Jones, case no. 30-2011-00465655-CU-WT-CJC.

The Company has expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  The Company does not know whether Mr. Brandt will institute additional claims against the Company and the defense of any such claims could involve the expenditure of additional resources by the Company.

Lease Commitments

On December 30, 2009 the Company entered a three year lease, commencing February 1, 2010 and terminating on January 31, 2013 for its new Headquarters and Neurometric Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  On January 29, 2013, we signed a 12 month extension of our lease. The lease period started on February 1, 2013 and ends January 31, 2014. The monthly rent remains the same as our 2012 monthly rate at $4,147 with the 9th month of the lease, October 2013, being a rent-free month. The remaining lease obligation totals $37,300.

The Company leased space for its Clinical Services, our discontinued operations under an operating lease.  The original lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility has an average cost for the lease term of $5,100 per month. The remaining lease obligation totals $5,100 for the fiscal year 2013. As the Company discontinued these operations, it fully accrued the remaining outstanding balance of the lease as of September 30, 2012.

The Company incurred rent expense from continuing operations of $11,900 and $10,900 for the three months ended March 31, 2013 and 2012, respectively and $22,800 and $21,800 for the six months ended March 31, 2013 and 2012, respectively. Rent expense from discontinued operations was $0 and $16,600 for the three months ended March 31, 2013 and 2012 and $0 and $33,100 for the six months ended March 31, 2013 and 2012

On November 8, 2010 we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months ending October 2014 and the monthly payment is $412. As of March 31, 2013 the remaining lease obligation is $7,400: being $2,500 and $4,900 for fiscal years 2013 and 2014 respectively.

9.	SUBSEQUENT EVENTS

Events subsequent to March 31, 2013 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  The following events have occurred since March 31, 2013.

From April 1, 2013 through May 13, 2013, three holders of October 2012 Notes converted $325,000 worth of notes plus the interest thereon into 7,171,471 shares of common stock as follow.

Conversion Date	Bridge Note Originated	Name	Note Tranche	Note Amount	Conversion Price per share	Total Shares
04/11/2013	08/22/2012	Meyer Proler MD (1)	October 2012	$50,000	0.04718	1,121,238
04/30/2013	11/29/2012	Mark & Jill Oman (2)	October 2012	250,000	0.04718	5,500,212
04/30/2013	11/29/2012	Andy Sassine (3)	October 2012	25,000	0.04718	550,021

			Total	$325,000		7,171,471

(1) Dr. Proler is an accredited investor who provides medical consulting services to the Company

(2) Mark & Jill Oman beneficially own more than 5% of the stock of the Company

(3) Andy Sassine is a Director of the Company

From April 1, 2013 through May 13, 2013, two accredited investors purchased an aggregate of 1,400,000 shares of common stock at a price of $0.25 per share pursuant to a Private Placement Offering Memorandum dated February 20, 2013. The Company received gross aggregate cash proceeds of $350,000. One of the investors is the Extuple Limited Partnership (“Extuple”), of which Philip Deck is the managing partner and which beneficially owns more than 5% of the Company.

On May 8, 2013 the Company filed its definitive Proxy statement on Form 14-A with the Securities and Exchange Commission in advance of its Annual Shareholder Meeting on May 23, 2013 at which shareholders of record on April 23, 2013 can vote on the following proposals:

1)	to elect seven directors to serve until the next annual meeting of stockholders and until their successors are elected and qualified. The nominees are: Thomas Tierney, John Pappajohn, Zachary McAdoo, Walter Schindler, Robert Follman, Andy Sassine and Richard Turner.
2)	to amend the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”) in order to increase the number of shares of common stock, par value $0.001 per share, authorized for issuance under the Charter from 100,000,000 to 150,000,000;
3)	to amend the Company’s Charter in order to create one or more new series of preferred stock, par value $0.001 per share, and authorize 15,000,000 shares of such preferred stock for issuance;
4)	to adopt the Company’s 2012 Omnibus Incentive Compensation Plan, as amended, to award grants of up to an aggregate of 15,000,000 shares of common stock;
5)	to consider and provide an advisory (non-binding) vote to approve the compensation of our named executive officers as described in the proxy statement;
6)	to consider and provide an advisory (non-binding) vote regarding the frequency of holding future say-on-pay votes;
7)	to ratify the selection by the Audit Committee of Cacciamatta Accountancy Corporation as our independent registered accounting firm for the fiscal year ending September 30, 2013; and
8)	to transact such other business as may properly come before the Annual Meeting and any meeting following postponement or adjournment thereof.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2012 and presumes that readers have access to, and will have read, the “Management's Discussion and Analysis of Financial Condition and Results of Operation” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the three and six months ended March 31, 2013 and 2012.  Except for historical information, the matters discussed in this management's discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to, among other things, future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our limited capital and inability to raise additional funds to support operations and capital expenditures;
•	our inability to gain widespread acceptance of our PEER Reports in existing and new market segments;
•	our inability to prevail in convincing the FDA that our rEEG or PEER Online service does not constitute a medical device and should not be subject to regulation;
•	our inability to successfully compete against existing and future competitors;
•	our inability to manage and maintain the growth of our business;
•	our inability to protect our intellectual property rights; and
•	other factors discussed under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" in our Annual Report on Form 10-K for the year ended September 30, 2012 and in this Quarterly Report on Form 10-Q.

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

Overview

We are is a clinical decision support Company with a commercial neurometric platform to predict drug response for treatment of brain disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder.  We have commenced a reimbursed 2,000 patient trial at Walter Reed National Military Medical Center (“Walter Reed” or “WRNMMC”) and Fort Belvoir Community Hospital (Fort Belvoir) in Virginia focused on patients suffering from depression, post-traumatic stress disorder (“PTSD”) and mild traumatic brain injury (“mTBI”) in order to support clinical decisions in the treatment of depression and related disorders.  We will be reimbursed by Walter Reed and Fort Belvoir at a standard rate of $540 for each PEER Outcome report rendered in the study. PEER stands for Psychiatric EEG Evaluation Registry (“PEER”).

During the quarter the Company completed training of physicians and implemented testing services at Walter Reed, and began implementation of testing services at Ft. Belvoir. Additionally, under an agreement with Henry Jackson Foundation, the Company is placing study personnel in each location including a study monitor, EEG technicians, and clinical research coordinators.

Neurometric Services

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

We believe that our technology offers an improvement over traditional methods for evaluating pharmacotherapy options in patients suffering from non-psychotic behavioral disorders, because our technology is designed to correlate the success of courses of medication with the neurophysiological characteristics of a particular patient. Our technology provides medical professionals with medication sensitivity data for a subject patient based upon the identification and correlation of treatment outcome information from other patients with similar neurophysiologic characteristics.  This treatment outcome information is contained in what we believe to be the largest outcomes database for mental health care pharmacotherapy. There are now over 34,000 outcomes within the database from over 9,000 unique patients with psychiatric or addictive problems. We refer to this database as the PEER Online database (it was formerly known as the “CNS Database”). For each patient in the PEER Online database, we have compiled neurophysiology data from electroencephalographic (“EEG”) scans, symptoms and outcomes often across multiple treatments from multiple psychiatrists and other physicians. This patented technology, called PEER Online™ (based on a technology known as “Referenced-EEG®” or “rEEG®”), represents an innovative approach to describing effective medications for patients suffering from debilitating behavioral disorders.

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

Our Neurometric Services business is focused on increasing the demand for our PEER Reports. We believe the key factors that will drive broader adoption of our PEER Reports will be the acceptance by healthcare providers and patients of their benefit, the demonstration of the cost-effectiveness of using our technology, the reimbursement by third-party payers, the expansion of our sales force and increased marketing efforts. It is the company’s present intention to expand from the first few military treatment sites involved in the current trial during 2013, to up to seven more military treatment facilities during 2014 representing approximately 70% of the active military patient volume. The PEER Interactive trial led by Walter Reed will provide a significant and visible demonstration of the utility of PEER for wounded warriors and their families, which we believe will support broader adoption of PEER by consumers.

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

The development of pathophysiological markers as the new method for identifying the correct patient population to research is being encouraged by both the National Institute of Mental Health (NIMH) and the Food and Drug Administration (FDA). Indeed, the NIMH made an extraordinary announcement in April 2013, declaring that it will no longer fund research in mental health that uses the Diagnostic and Statistical Manual (DSM) -- often called "the bible" of Psychiatry -- because of its inherent lack of scientific validity.  Director Thomas R. Insel, MD explains:

"While DSM has been described as a “Bible” for the field, it is, at best, a dictionary, creating a set of labels and defining each. The strength of each of the editions of DSM has been “reliability” – each edition has ensured that clinicians use the same terms in the same ways. The weakness is its lack of validity. Unlike our definitions of ischemic heart disease, lymphoma, or AIDS, the DSM diagnoses are based on a consensus about clusters of clinical symptoms, not any objective laboratory measure. In the rest of medicine, this would be equivalent to creating diagnostic systems based on the nature of chest pain or the quality of fever. Indeed, symptom-based diagnosis, once common in other areas of medicine, has been largely replaced in the past half century as we have understood that symptoms alone rarely indicate the best choice of treatment.  Patients with mental disorders deserve better."

The implications for mental health care in general, and for CNS Response in particular, are profound.  As the only objective, evidence-based physiological biomarker report in the category, we believe this is welcome news for products like PEER.  In the coming quarters, we anticipate the potential realignment of payers, physicians and specialties around the use of objective markers of treatment response.

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

Working Capital

We have limited ability to meet our current obligations as they become due and we are in arrears on paying most of our creditors.  Because of our substantial indebtedness, we are insolvent and need to raise additional funds and to restructure our debt to continue our operations. If we are not able to raise additional funds within the next 90 days and reach some accommodations with our creditors, we will likely be required to cease our operations.

Since our inception, we have generated significant net losses. As of March 31, 2013, we had an accumulated deficit of approximately $48.1 million, and as of December 31, 2012, our accumulated deficit was approximately $46.6 million. We incurred operating losses of $1.8 million and $2.6 million for the six months ended March 31, 2013 and 2012 respectively and incurred net losses of $2.5 million and $11.1 million for those respective periods. Assuming we are able to continue our operations, we expect our net losses to continue for at least the next couple of years. We anticipate that a substantial portion of any capital resources and efforts would be focused on our clinical trial being conducted at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital, followed by the scale-up of our commercial organization, further research, product development and other general corporate purposes. We anticipate that future research and development projects would be funded by grants or third-party sponsorship, along with funding by the Company.

As March 31, 2013 our current liabilities of approximately $12.5 million exceeded our current assets of approximately $0.8 million by approximately $11.6 million and, assuming we are able to continue our operations, our net losses will continue for the foreseeable future.  As part of the $12.5 million of current liabilities we have approximately $7.3 million of secured convertible debt. This includes a $2 million round of convertible bridge note financing which we completed at November 30, 2012. We will need additional funding and to restructure our debt to complete our clinical trial at Walter Reed and to continue our operations, plus substantial additional funding before we can significantly increase the demand for our PEER Online services.  We will have to repay all our outstanding notes plus interest starting October 1, 2013 unless the note holders convert to common stock. Since January 18, 2013, note holders have converted approximately $2.9 million of notes including interest, to common stock and we have raised a further approximately $1 million as part of our private placement of common stock at $0.25 per share.

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

During the clinical trial at Walter Reed and Fort Belvoir Community Hospital (“Fort Belvoir”), military and civilian physicians will treat 2,000 volunteer study patients with a primary diagnosis of depression. The patients may also have comorbid disorders such as post-traumatic stress disorder (PTSD), mild traumatic brain injury (mTBI), and other psychiatric disorders. Additional sites, including at least one region of the Veterans Administration, are anticipated during 2013. The Henry M. Jackson Foundation has joined the Company as a research partner, providing clinical trial support in all locations.

The clinical trial is a prospective, randomized, multi-site, double blind study of the utility of PEER Interactive in improving medication outcomes in mental health. Patients are now being enrolled and tracked in the study at Walter Reed and enrollment will continue throughout the year. Fort Belvoir is commencing enrollment in May 2013. We anticipate analysis of the interim data by the end of 2013 or early 2014. The military will pay $540 per PEER Report generated for the trial. We have located EEG equipment at both Walter Reed and Fort Belvoir. Col (Ret) Stewart Navarre, who is our Vice President of Government Accounts, has relocated to Bethesda, MD, to oversee the clinical trial.

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

From August 17, 2012 through November 30, 2012, we raised an additional $2,000,000 through the sale of senior secured convertible promissory notes (“October 2012 Notes”). Of such amount $1,115,000 was purchased by current members of our Board of Directors or their affiliate companies and $50,000 was purchased by the President and Chief Executive Officer of the Company.

Refer to Note 4. Convertible Debt and Equity Financings to the Consolidated Financial Statements for details of the abovementioned transactions.

From January 1, 2013 through May 10, 2013, holders of convertible notes in the aggregate principal amount of $2,652,300, and $264,100 of interest thereon, have converted their notes into 32,128,974 shares of common stock. Of these conversions, October 2012 Notes in the aggregate principal amount of $1,402,300 together with interest of $44,200 converted into 30,659,158 shares of common stock at a conversion price of $0.04718. The remaining conversions were of October 2010 Notes and January 2011 Notes in the aggregate principal amount of $1,250,000 together with interest of $219,800, which converted into 1,469,816 shares of common stock at a conversion price of $1.00. Of these conversions, 10,838,809 shares were issued upon conversion by John Pappajohn, a Director of the Company; 5,631,699 shares were issued upon conversion by Walter Schindler, also a Director of the Company, on behalf of the various SAIL entities; 4,403,349 shares were issued upon conversion by the Tierney Family Trust, of which our Chairman of the Board, Thomas Tierney, is a trustee; 550,021 shares were issued upon conversion by our Director Andy Sassine and 1,091,299 shares were issued upon conversion by George Carpenter, our Chief Executive Officer.

From February 22, 2012 through May 10, 2013, we have raised gross proceeds of $1,045,000 from 19 accredited investors through the private placement of 4,180,000 shares of common stock at a price of $0.25 per share pursuant to a subscription agreement. These investors included our Chairman, Mr. Tierney, who purchased 400,000 shares for $100,000, Mr. Buck, our Chief Financial Officer, who purchased 50,000 shares for $12,500; and Extuple Limited Partners, a greater than 5% shareholder which is managed by Philip Deck, which purchased 1,200,000 shares for $300,000.

Change in a Majority of our Board of Directors

In connection with our 2012 Bridge Financing, we entered into Governance Agreements with Equity Dynamics, owned by our Director John Pappajohn, and SAIL Capital Partners, one of our principal stockholders, pursuant to which (i) on November 18, 2012, Henry Harbin resigned from the Board of Directors, (ii) effective November 28, 2012, the Board of Directors appointed Walter Schindler, one of four managing members of SAIL Venture Partners, LLC and the managing member of four additional entities affiliated with SAIL Capital Partners, to fill the resulting vacancy, (iii) effective November 30, 2012, George Carpenter, George Kallins, David Jones, and Maurice DeWald resigned from the Board of Directors (Mr. Carpenter retains his position as Chief Executive Officer of the Company) and (iv) on December 10, 2012, the Board of Directors approved the appointment of Richard W. Turner, Robert J. Follman, Andrew H. Sassine and Thomas T. Tierney (collectively, the “New Board Members”) to the Board of Directors to fill the resulting vacancies. The New Board Members took office as directors on February 25, 2013.

Messrs. Turner and Sassine are being appointed to the Board to join Mr. Pappajohn and Zachary McAdoo as nominees of Equity Dynamics pursuant to the terms of the Governance Agreement between the Company and Equity Dynamics. Messrs. Tierney and Follman are being appointed to the Board to join Mr. Schindler as nominees of SAIL Capital Partners pursuant to the terms of the Governance Agreement between the Company and SAIL Capital Partners. Mr. Tierney was subsequently appointed Chairman of the Board.

Pursuant to the Governance Agreements, the Company experienced a change in a majority of our Board of Directors, effective February 25, 2013.

In the Governance Agreements with Equity Dynamics and SAIL Capital Partners the Company agreed, subject to providing required notice to stockholders, to appoint a certain number of persons nominated by Equity Dynamics and SAIL Capital Partners to the Company’s Board of Directors and to create vacancies for that purpose, if necessary. The Company agreed to nominate for election, at each meeting of our stockholders at which directors are nominated and elected, four designees of Equity Dynamics and three designees of SAIL Capital Partners and to take all necessary action to support their election and oppose any challenges to such designees. Under the terms of the agreements, the Company may not increase the number of directors to more than seven without the consent of Equity Dynamics and SAIL Capital Partners. The Governance Agreements terminate in the event of the sale of substantially all of the Company’s assets or a change of control, or upon any issuance of securities by the Company to parties not including Equity Dynamics and SAIL Capital Partners, from which the Company receives gross proceeds of at least $10 million.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

  Stock-based Compensation Expense

Stock-based compensation expense, which is a non-cash charge, results from stock option grants. Compensation cost is measured at the grant date based on the calculated fair value of the award. We recognize stock-based compensation expense on a straight-line basis over the vesting period of the underlying option. The amount of stock-based compensation expense expected to be amortized in future periods may decrease if unvested options are subsequently cancelled or may increase if future option grants are made. The fair value of the stock option grants was determined for each of the grants as follows:

Stock Option Grant on December 10, 2012:

Based on the volume of shares traded on the open market, during the period October 1, 2012 through to December 10, 2012, the date of the option grant, management judged that the Company’s stock was not actively traded as only $15,000 worth of stock was traded on 11 of 48 trading days during this period at prices ranging from $0.76 to $0.83. There was a contemporaneous transaction whereby $2 million of Senior Secured Convertible Notes (“October 2012 Notes”) with a conversion price of $0.04718 were purchased by accredited third party investors. Given the very low volume of stock that was traded, compared to the volume of October 2012 Notes purchased, management’s judgment was that the pricing of the October 2012 Notes at $0.04718 represented a better determinant of fair value of the Company’s common stock and the options granted on December 10, 2012.

Stock Option Grant on January 14, 2013:

Based on the volume of shares traded on the open market, during the period October 1, 2012 through to January 14, 2013, the date of the option grant, management judged that the Company’s stock was not actively traded as only $36,700 worth of stock was traded on 21 of 50 trading days during this period at prices ranging from $0.49 to $2.50. There had been a recent transaction which closed on November 30, 2012 whereby $2 million of Senior Secured Convertible Notes (“October 2012 Notes”) with a conversion price of $0.04718 were purchased by accredited third party investors. Given the very low volume of stock that was traded, compared to the volume of October 2012 Notes purchased, management’s judgment was that the pricing of the October 2012 Notes at $0.04718 represented a better determinant of fair value of the Company’s common stock and the options granted on January 14, 2013.

Stock Option Grant on March 24, 2013:

Based on the volume of shares traded on the open market, during the period January 1, 2013 through to March 26, 2013, the date of the option grant, management judged that the Company’s stock was not actively traded as only $283,400 worth of stock was traded on 22 of 58 trading days during this period at prices ranging from $0.46 to $0.83. There was a contemporaneous transaction whereby shares corresponding to $695,000 of a $2.5 million private placement of common stock purchased at a price of $0.25 per share by accredited third party investors. Given the low volume of stock that was traded, compared to the volume of the private placement of common stock, management’s judgment was that the pricing of the private placement of common stock at $0.25 per share represented a better determinant of fair value of the Company’s common stock and the options granted on March 26, 2013.

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

Results of Operations for the three months ended March 31, 2013 and 2012

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

After a significant slowdown in operations during the period of October through December 2012 due to the severe lack of cash resources, the Company’s operations have increased slightly with the increase in publicity and general awareness of the PEER technology. During the quarter ended March 31, 2013, the Company has not spent any funds on marketing to psychiatrists or consumers, as its limited resources remain focused on the Walter Reed and Fort Belvoir clinical trial. However, we have experienced increased interest from doctors, outside of the clinical trial, who are new to using the PEER report. We can offer no assurances that this increased level of interest will continue. The Company needs to raise additional funds to support the clinical trial.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended March 31,
	2013	2012
Revenues	100%	100%
Cost of revenues	122	142
Gross profit	(22)	(42)
Research	163	267
Product Development	827	646
Sales and marketing	274	1,207
General and administrative expenses	2,566	3,130
Operating loss	(3,852)	(5,292)
Other income (expense), net	(1,389)	(27,685)
Net income (expense) before discontinued operations	(5,240)%	(32,977)%
Loss from Discontinued Operations	(4)	(334)
Net income (loss)	(5,244)%	(33,311)%

Revenues

The following table presents revenues for each of the periods indicated and the corresponding percent change.

	Three Months Ended March 31,
	2013	2012	Percent Change
Neurometric Service Revenues	$29,200	$25,200	16%

With respect to our Neurometric Services business, the number of third party paid PEER Reports delivered increased from 63 for the three months ended March 31, 2012, to 71 for the three months ended March 31, 2013. The average revenue per report stayed constant at approximately $399 per test. Our discontinued Clinical Services operation ordered no PEER Reports during this 2013 period, but had ordered 30 reports during the same period in 2012. The total numbers of free PEER Reports processed were 5 and 39 for the periods ended 2013 and 2012 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes. The increase in tests for the 2013 period was partly due to the increase in publicity associated with our clinical trial at Walter Reed.

Cost of Revenues

	Three Months Ended March 31,
	2013	2012	Percent Change
Cost of Neurometric Services Revenues	$35,600	$35,900	(1)%

Cost of Neurometric Services revenues consisting of payroll costs, consulting costs, and other miscellaneous charges were as follows:

	Three Months Ended March 31,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$27,100	$25,100	$2,000
Consulting fees	8,500	10,300	(1,800)
Other miscellaneous costs	-	500	(500)
Total Costs of Revenues	$35,600	$35,900	$(300)

Consulting costs associated with the processing of PEER Reports are $75 per PEER Report. We expect the cost of revenues to decrease as a percentage of revenues once we improve our operating efficiency and increase the automation of certain processes.

(1)	Salary and benefit expenses for the 2013 and 2012 periods remained substantially the same; however, for the 2013 period 67% of the salary was paid in cash and 33% of the salary was accrued as a result of the Company’s limited cash resources.
(2)	Consulting fees declined for the 2013 quarter, partly due to the lack of funds during this period.
(3)	Other miscellaneous costs declined for the 2013 quarter as a result of the lack of funds.

Research

	Three Months Ended March 31,
	2013	2012	Percent Change
Neurometric Services Research	$47,500	$67,400	(30)%

Research expenses consist of clinical studies expenses, doctor training costs, consulting fees, payroll costs (including stock-based compensation costs), travel and conference costs and other miscellaneous costs which were as follows:

	Three Months Ended March 31,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$52,300	57,800	$(5,500)
Consulting fees	(6,000)	3,000	(9,000)
Other miscellaneous costs	1,200	6,600	(5,400)
Total Research	$47,500	$67,400	$(19,900)

Comparing the three months ended March 31, 2013 with the corresponding period in 2012:

(1)	Salary and benefit costs decreased for the 2013 quarter as we renegotiated our arrangement with Dr. Hoffman to be our part-time medical director, which resulted in a slight reduction in salary and benefit costs;
(2)	Consulting costs decreased over the prior quarter as we recaptured anticipated accrued costs which did not materialize;
(3)	Other miscellaneous costs were reduced as travel related expenses were curtailed for the 2013 period.

Product Development

	Three Months Ended March 31,
	2013	2012	Percent Change
Neurometric Services Product Development	$241,400	$162,800	48%

Product Development expenses consist of payroll costs (including stock-based compensation costs), consulting fees, programming fees on the production system, database costs and miscellaneous costs which are detailed in the table below. We are aggregating most of our clinical trial costs within this cost center.

	Three Months Ended March 31,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$120,800	$63,900	$56,900
Consulting fees	56,800	41,400	15,400
System development costs	18,700	52,000	(33,300)
Conference & travel	34,500	1,000	33,500
Other miscellaneous costs	10,600	4,500	6,100
Total Product Development	$241,400	$162,800	$78,600

Comparing the three months ended March 31, 2013 with the corresponding period in 2012:

(1)	Salaries and benefits increased for the 2013 period due to (a) an increase in stock-based compensation and health insurance costs and (b) a realignment of staff from Sales and Marketing to Product Development: the role of our VP of Government Accounts, Col (Ret) Stewart Navarre has changed from Sales and Marketing to Product Development in connection with the Walter Reed/Fort Belvoir clinical trial effective January 2013. Salaries for the 2013 period are being paid at 67% of the normal salary with 33% being accrued.
(2)	Consulting fees were increased for the 2013 period as the Company was gearing up for the Walter Reed clinical trial.
(3)	System development and maintenance costs decreased for the 2013 period as there were no new major system initiatives undertaken during this period. However, expenditures were focused on clinical study software to be used in the Walter Reed clinical trial. In the 2012 period we had effected major upgrades to the PEER Online system with the development of the Physician’s Portal to provide greater web-enabled capabilities and the conversion to the newer Neuroguide platform, which provides superior capabilities to the PEER Online system.
(4)	Conference and travel costs increased for the 2013 period as we initiated our Walter Reed clinical trial; our VP of Government Accounts has relocated to Maryland to manage the clinical trial.
(5)	Other miscellaneous costs remained substantially the same for the two periods.

Sales and marketing

	Three Months Ended March 31,
	2013	2012	Percent Change
Neurometric Services Sales and Marketing Expenses	$80,100	$304,200	(74)%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.

	Three Months Ended March 31,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$69,900	$185,200	$(115,300)
Consulting fees	3,200	30,000	(26,800)
Advertising and marketing costs	-	65,400	(65,400)
Conferences and travel costs	6,000	18,100	(12,100)
Other miscellaneous costs	1,000	5,500	(4,500)
Total Sales and marketing	$80,100	$304,200	$(224,100)

Comparing the three months ended March 31, 2013 with the corresponding period in 2012:

(1)	Salaries and benefits decreased for the 2013 quarter as our Executive Vice President of Marketing left the Company in September 30 2012; he continues to be a resource to the Company on a consulting basis. Secondly, as mentioned above, we realigned our staff from the Sales and Marketing cost center to the Product Development cost center due to a change in the roles from sales to project management of the Walter Reed clinical trial. These adjustments resulted in a decline of roughly $115,000 in this line item. Salaries for the 2013 period are being paid at 67% of the normal salary with 33% being accrued.
(2)	Consulting fees decreased for the 2013 quarter as the Company cut back on all marketing consulting services due to limited cash resources available.
(3)	Advertising and marketing expenses in the 2013 quarter were curtailed due to the limited cash resources available.
(4)	Conference and travel related expenditures were curtailed for the 2013 quarter compared to the 2012 period due to limited cash resources and the reductions in staff and consultants.
(5)	Miscellaneous expenditures for the 2013 quarter decreased from the prior period as expenses were kept to a minimum due to limited cash resources available.

General and administrative

	Three Months Ended March 31,
	2013	2012	Percent Change
Neurometric Services General and Administrative Expenses	$749,200	$788,800	(5)%

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs and miscellaneous costs.

	Three Months Ended March 31,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$388,900	$404,200	$(15,300)
Legal fees	235,000	203,200	31,800
Other professional and consulting fees	(1,800)	56,400	(58,200)
Patent costs	33,400	25,600	7,800
Marketing and investor relations costs	1,700	6,100	(4,400)
Conference and travel costs	26,000	16,700	9,300
Dues and subscriptions fees	13,200	18,300	(5,100)
General admin and occupancy costs	52,800	58,300	(5,500)
Total General and administrative costs	$749,200	$788,800	$(39,600)

With respect to our Neurometric Services business, in the three months ended March 31, 2013, compared to the same period in 2012 we had the following changes:

(1)	Salaries and benefit expenses decreased for the 2013 period as part of the stock compensation accrual became fully invested. Salaries for the 2013 period are being paid at 67% of the normal salary with 33% being accrued.
(2)	Legal fees showed a net increase for the 2013 period; this was partly due to the mix of legal services used. The Brandt litigation costs increased by $6,000. Legal fees for our general and SEC matters increased by $40,000 due to the work done on financing, changes in the Board membership and the timing of filings during this period. We also renegotiated our accrued fees with our lobbying firm which enabled us to recapture $12,000 that were expensed in a prior period.
(3)	Professional and consulting fees decreased due to the mix of consulting services used in the respective periods. The decrease for the 2013 period was due to the fees of our clinical trial/FDA consulting firm being charged to general and administrative expenses in the 2012 period and subsequently being moved to our Product Development cost center in the 2013 period.
(4)	Patent costs increased slightly due to the timing of patent application and maintenance costs which had been deferred for as long as possible due to the limited cash resources available; however these costs now needed to be paid to ensure that no patents or applications would be lost due to non-payment of fees.
(5)	Corporate marketing and investor relations expenses declined for the 2013 period due to limited cash resources available.
(6)	Conference and travel costs increased in the 2013 period as the Walter Reed clinical trial was begun. Furthermore, additional travel expenses were incurred in support of our fundraising efforts.
(7)	Dues and subscriptions had decreased in the 2013 period due to cost containment given the limited cash resources.
(8)	General administrative and occupancy cost declined for the 2013 period due to reductions in insurance costs and general expenditures.

Other expense

The following table presents other non-operating expense for each of the periods indicated and the corresponding percent change.

	Three Months Ended March 31,
	2013	2012	Percent Change
Neurometric Services expense, net	$(405,500)	$(6,976,500)	(95)%

For the three months ended March 31, 2013 and 2012 net other non-operating expense for Neurometric Services was as follows:

•	For the 2013 period we incurred non-cash interest charges totaling $432,100 of which $186,400 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $245,100 of the note conversion benefit discount on the notes issued in August and September of 2012; only $400 was for actual net interest paid in cash for the period. For the 2012 period non-cash interest charges totaled $1,135,700, of which $166,300 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $968,500 of warrant discount amortization on derivative liability for warrants and note conversions; only $900 was for actual net interest paid in cash for the period.

•	For the 2013 period we incurred finance fees totaling $60,900 of which $30,400 was paid in cash and $30,500 was the fair value of the warrants issued to the placement agents, in association with our prior private placement of convertible notes. For the 2012 period, finance fees totaled $106,200 in connection with our private placement of convertible notes. Of these finance fees, $55,100 were paid in cash and $51,100 was the fair value of warrants that were issued to the placement agents.

•	For the three months ended March 31, 2013, we incurred $2,500 in offering costs, whereas for the same period in 2012 we incurred offering costs of $900 related to our Canadian and United States fund raising efforts.

•	Under ASC 815, all derivative instruments are required to be measured subsequently at fair value and the change in fair value of non-hedging derivative instrument are to be recognized in current earnings. Revaluation of our derivative liabilities for the promissory note conversion feature and associated warrants for the three months ended March 31, 2013 were $0 as all derivative liabilities had been eliminated. For the same period in 2012 we had a non-cash loss of $5,733,700 on the valuation of derivative liabilities. The Company experienced substantial changes in the valuation of derivative liabilities from quarter to quarter as a result of the volatility in its stock price. However, since all ratchet features have been removed from the convertible notes and all the note-related warrants have been forfeited pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement which was agreed to by the majority of each tranche of noteholders, there will be no US GAAP requirement for derivative accounting in the foreseeable future.

•	For the 2013 period we benefited from a non-cash gain of $90,000 as a result of the forgiveness of debt by Dr. Harbin for consulting services due to him. This transaction is treated as an extinguishment of debt. No similar transaction occurred in the 2012 period.

Net Loss from Continuing Operations

	Three months ended March 31,		Percent Change
	2013	2012
Neurometric Services net loss	$(1,530,100)	$(8,310,400)	(82)%

The net loss for our Neurometric Services business of approximately $1.5 million for the three months ended March 31, 2013 compared to the $8.3 million loss in the same period in the prior year is primarily due to the reduction of approximately $6.6 million in non-cash charges as described in our Other Expense category above. The remaining reduction of approximately $0.2 million is due to reduced operating expenditures partly as the Company has minimal cash resources.

Loss from Discontinued operations:

	Three months ended March 31,		Percent Change
	2013	2012
Clinical Services net loss	(1,100)	(84,100)	(99)%

For our Clinical Services business, the net loss for the three month period ended March 31, 2013 of $1,100 is a decrease of $83,000 over the same three months of the prior year. As there were no ongoing operations during the 2013 period, the loss incurred was largely for expenses related to the storage of records.

The decision to discontinue the Clinical Services operations was due to NTC’s persistent losses and its inability to function as a standalone entity within the foreseeable future. As the Company was unsuccessful in raising funds in its registered public offering, there were insufficient cash resources to continue to support NTC.

Results of Operations for the Six Months Ended March 31, 2013 and 2012

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

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Six Months Ended March 31,
	2013	2012

Revenues	100%	100%
Cost of revenues	117	131
Gross profit	(17)	(31)
Research	180	240
Product Development	572	481
Sales and marketing	299	1,032
General and administrative expenses	2,109	2,792
Operating loss	(3,177)	(4,576)
Other income (expense), net	(1,163)	(14,475)
Net income (expense) before discontinued operations	(4,340)%	(19,051)%
Loss from Discontinued Operations	(23)	(399)
Net income (loss)	(4,363)%	(19,450)%

Revenues

The following table presents revenues for each of the periods indicated and the corresponding percent change.

	Six Months Ended March 31,
	2013	2012	Percent Change
Neurometric Service Revenues	$57,400	$57,200	-%

              With respect to our Neurometric Services business, the number of third party paid PEER Reports delivered decreased from 146 for the six months ended March 31, 2012, to 144 for the six months ended March 31, 2013. The average revenue per report stayed constant at approximately $399 per test. Our discontinued Clinical Services operation ordered no PEER Reports during this 2013 period, but had ordered 30 reports during the same period in 2012. The total numbers of free PEER Reports processed were 24 and 76 for the periods ended 2013 and 2012 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Six Months Ended March 31,
	2013	2012	Percent Change
Cost of Neurometric Services Revenues	$67,000	$75,100	(11)%

Cost of Neurometric Services revenues consisting of payroll costs, consulting costs, and other miscellaneous charges were as follows:

	Six Months Ended March 31,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$54,600	$53,000	$1,600
Consulting fees	12,400	20,900	(8,500)
Other miscellaneous costs	0	1,200	(1,200)
Total Costs of Revenues	$67,000	$75,100	$(8,100)

Consulting costs associated with the processing of PEER Reports are $75 per PEER Report. We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

(1)	Salary and benefit expenses for the 2013 and 2012 periods remained substantially the same; however, for the 2013 period 67% of the salary was paid in cash and 33% of the salary was accrued as a result of the Company’s limited cash resources.
(2)	Consulting fees declined for the 2013 period, partly due to the lack of funds during this period.
(3)	Other miscellaneous costs declined for the 2013 period as a result of the lack of funds.

Research

	Six Months Ended March 31,
	2013	2012	Percent Change
Neurometric Services Research	$103,400	$137,100	(25)%

Research expenses consist of clinical studies expenses, doctor training costs, consulting fees, payroll costs (including stock-based compensation costs), travel and conference costs and other miscellaneous costs which were as follows:

	Six Months Ended March 31,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$103,600	117,400	$(13,800)
Consulting fees	(3,000)	6,100	(9,100)
Other miscellaneous costs	2,800	13,600	(10,800)
Total Research	$103,400	$137,100	$(33,700)

Comparing the six months ended March 31, 2013 with the corresponding period in 2012:

(1)	Salary and benefit costs decreased for the 2013 period as we renegotiated our arrangement with Dr. Hoffman to be our part-time medical director, which resulted in a slight reduction in salary and benefit costs;
(2)	Consulting costs decreased due to a reduction of consulting services as we recaptured an anticipated accrued costs which did not materialize:
(3)	Other miscellaneous costs were reduced as travel related expenses were curtailed for the 2013 period.

Product Development

	Six Months Ended March 31,
	2013	2012	Percent Change
Neurometric Services Product Development	$328,600	$275,300	19%

Product Development expenses consist of payroll costs (including stock-based compensation costs), consulting fees, programming fees on the production system, database costs and miscellaneous costs which are detailed in the table below. We are aggregating most of our clinical trial costs within this cost center.

	Six Months Ended March 31,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$184,800	$116,300	$68,500
Consulting fees	45,500	41,400	4,100
System development costs	46,800	105,900	(59,100)
Conference & travel	37,700	1,100	36,600
Other miscellaneous costs	13,800	10,600	3,200
Total Product Development	$328,600	$275,300	$53,300

Comparing the six months ended March 31, 2013 with the corresponding period in 2012:

(1)	Salaries and benefits increased for the 2013 period due to (a) an increase in stock-based compensation and health insurance costs and (b) a realignment of staff from sales and marketing to product development: the role of our VP of Government Accounts, Col (Ret) Stewart Navarre has changed from Sales and Marketing to Product Development in connection with the Walter Reed/Fort Belvoir clinical trial effective January 2013. Salaries for the 2013 period are being paid at 67% of the normal salary with 33% being accrued.
(2)	Consulting fees remained about the same for both periods.
(3)	System development and maintenance costs decreased for the 2013 period as there were no new major system initiatives undertaken during this period. However, expenditures were focused on clinical study software to be used in the Walter Reed clinical trial. In the 2012 period we had effected major upgrades to the PEER Online system with the development of the Physician’s Portal to provide greater web-enabled capabilities and the conversion to the newer Neuroguide platform, which provides superior capabilities to the PEER Online system.
(4)	Other miscellaneous costs remained substantially the same for the two periods.

Sales and marketing

	Six Months Ended March 31,
	2013	2012	Percent Change
Neurometric Services Sales and Marketing Expenses	$171,500	$590,400	(71)%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.

	Six Months Ended March 31,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$152,800	$362,900	$(210,100)
Advertising and marketing costs	-	93,100	(93,100)
Consulting fees	5,300	85,100	(79,800)
Conferences and travel costs	9,600	39,200	(29,600)
Other miscellaneous costs	3,800	10,100	(6,300)
Total Sales and marketing	$171,500	$590,400	$(418,900)

Comparing the six months ended March 31, 2013, with the same period in 2012:

(1)	Salaries and benefits decreased for the 2013 period as our Executive Vice President of Marketing left the Company; he continues to be a resource to the Company on a consulting basis. Secondly, compensation that had been accrued in a prior period was forfeited in exchange for common stock. Thirdly, we realigned our VP of Operations from sales and marketing to product development to project manage the Walter Reed clinical trial. These adjustments resulted in a decline of roughly $210,000 in this line item. Salaries for the 2013 period are being paid at 67% of the normal salary with 33% being accrued.
(2)	Advertising and marketing expenses in the 2013 period were curtailed due to the limited available cash resources. In the 2012 period, we spent $65,000 on a test marketing campaign targeting Denver, Boston, and Southern California and we also incurred $26,000 as part of a marketing/economic analysis undertaken with Medco Health Solutions.
(3)	Consulting fees decreased for the 2013 period as the Company cut back on all marketing consulting services due to limited cash resources available.
(4)	Conference and travel related expenditures were curtailed for the 2013 period compared to the 2012 period, due to reductions and realignment of staff.
(5)	Miscellaneous expenditures for the 2013 period decreased from the prior period as expenses were kept to a minimum due to the limited cash resources available.

General and administrative

	Six Months Ended March 31,
	2013	2012	Percent Change
Neurometric Services General and Administrative Expenses	$1,210,400	$1,597,200	(24)%

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs and miscellaneous costs.

	Six Months Ended March 31,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$647,800	$803,700	$(155,900)
Legal fees	262,100	334,700	(72,600)
Other professional and consulting fees	96,700	178,900	(82,200)
Patent costs	35,500	72,600	(37,100)
Marketing and investor relations costs	3,000	10,700	(7,700)
Conference and travel costs	36,100	50,100	(14,000)
Dues and subscriptions fees	27,300	31,800	(4,500)
General admin and occupancy costs	101,900	114,700	(12,800)
Total General and administrative costs	$1,210,400	$1,597,200	$(386,800)

With respect to our Neurometric Services business, in the six months ended March 31, 2013, compared to the same period in 2012 we had the following changes:

(1)	Salaries and benefit expenses decreased for the 2013 period as $133,000 of previously accrued salaries and bonuses were forfeited by the CEO and CFO in exchange for common stock. Salaries for the 2013 period are being paid at 67% of the normal salary with 33% being accrued.
(2)	Legal fees showed a net decrease for the 2013 period; this was partly due to the mix of legal services used and the timing of those services. The Brandt litigation costs decreased by $50,000. We also renegotiated our accrued fees with our lobbying firm which enabled us to recapture $12,000 that were expensed in a prior period. Other legal fees were also reduced as the Company minimized all expenditure during this period for financial reasons.
(3)	Professional and consulting fees decreased due to the mix of consulting services used in the respective periods. The decrease for the 2013 period was due to the fees of our clinical trial/FDA consulting firm being charged to general and administrative expenses in the 2012 period; these were subsequently booked to our Product Development cost center in the 2013 period; additionally, in 2012 period our financial consultants were assisting the Company with its public offering, in 2013 those similar expenses were not incurred.
(4)	Patent costs decreased largely due to the timing and volume of patent applications and maintenance costs. Where possible costs were deferred due to the limited available cash resources; no patents or applications lapsed due to delayed payment of maintenance or application fees.
(5)	Corporate marketing and investor relations expenses declined for the 2013 period due to limited available cash resources.
(6)	Conference and travel costs were curtailed for the 2013 period due to limited available cash resources.
(7)	Dues and subscriptions fees were slightly lower for the 2013 period.
(8)	General administrative and occupancy costs declined for the 2013 period due to reductions in insurance costs and general costs.

Other expense

The following table presents other non-operating expense for each of the periods indicated and the corresponding percent change.

	Six Months Ended March 31,
	2013	2012	Percent Change
Neurometric Services expense, net	$(666,900)	$(8,278,600)	(92)%

For the six months ended March 31, 2013 and 2012 net other non-operating expenses for Neurometric Services was as follows:

•	For the 2013 period we incurred non-cash interest charges totaling $1,000,000 of which $391,900 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $637,200 of the note conversion benefit discount on the notes issued in August and September of 2012; only $1,200 was for actual net interest paid in cash for the period. For the 2012 period non-cash interest charges totaled $2,617,700, of which $305,200 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $2,308,100 of warrant discount amortization on derivative liability for warrants and note conversions; only $4,300 was for actual net interest paid in cash for the period.

•	For the 2013 period we incurred finance fees totaling $92,700 of which $62,200 was paid in cash, and $30,500 was the fair value of the warrants issued to the placement agents, in association with our private placement of convertible notes. For the 2012 period, finance fees totaled $151,500 in connection with our private placement of convertible notes. Of these finance fees, $94,700 were paid in cash and $56,800 was the fair value of warrants that were issued to the placement agents.

•	For the 2013 period, we incurred $2,500 in offering costs, whereas for the same period in 2012 we incurred offering costs of $7,700 in expenses relating to our Canadian and United States fund raising efforts.

•	Under ASC 815, all derivative instruments are required to be measured subsequently at fair value and the change in fair value of non-hedging derivative instrument are to be recognized in current earnings. Revaluation of our derivative liabilities for the promissory note conversion feature and associated warrants for the six months ended March 31, 2013 resulted in a non-cash loss of $97,600. For the same period in 2012 we had a non-cash loss of $5,501,700 on the valuation derivative liabilities. The Company experienced substantial changes in the valuation of derivative liabilities from quarter to quarter as a result of the volatility in its stock price. However since all ratchet features have been removed from the convertible notes and all the note-related warrants have been forfeited pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement which was agreed to by the majority of each tranche of noteholders, there will be no US GAAP requirement for derivative accounting in the foreseeable future.

•	For the 2013 period we benefited from a non-cash gain of $556,300 as a result of the accounting for the extinguishment of debt. No similar transaction occurred in the 2012 period. The debt extinguishment accounting is precipitated by the changes in the fair value of existing notes pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement which extended the maturity date and eliminated the ratchet feature of the notes in question. Additionally, for the 2013 period we benefited from a non-cash gain of $90,000 as a result of the forgiveness of debt by Dr. Harbin for consulting services due to him.

Net Loss from Continuing Operations

	Six Months Ended March 31,		Percent Change
	2013	2012
Neurometric Services net loss	$(2,491,200)	$(10,897,400)	(77)%

The net loss for our Neurometric Services business of approximately $2.5 million for the 2013 period ended March 31, 2013 compared to the $10.9 million loss in the same period in the prior year is primarily due to the reduction of approximately $7.6 million in non-cash charges as described in our Other Expense category above. The remaining reduction of approximately $0.8 million is due to a reduction in operating expenses which were scaled back largely due to limited cash resources during October and November of 2012.

Loss from Discontinued operations:

	Six Months Ended March 31,		Percent Change
	2013	2012
Clinical Services net loss	(13,300)	(228,300)	(94)%

For our Clinical Services business, the net loss for the three month period ending March 31, 2013 of $13,300 is a decrease of $215,000 compared to the same period of the prior year. As there were no ongoing operations during the 2013 period, the loss incurred was largely due to the write down of assets, namely receivables, which were unlikely to be collected and to the storage fees for medical records.

The decision to discontinue the Clinical Services operations was due to NTC’s persistent losses and its inability to function as a standalone entity within the foreseeable future. As the Company was unsuccessful in raising funds in its registered public offering, there were insufficient cash resources to continue to support NTC.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of March 31, 2013, we had an accumulated deficit of approximately $48.1 million, and as of December 31, 2012, our accumulated deficit was approximately $46.6 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that with our Walter Reed clinical trial, sales and marketing and general and administrative cost, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of March 31, 2013, we had approximately $717,200 in cash and cash equivalents and a working capital deficiency of approximately $11.6 million compared to approximately $821,100 in cash and cash equivalents and a working capital deficiency of approximately $13.9 million at December 31, 2012.  The working capital deficiency as of March 31, 2013 includes the $8.5 million of convertible promissory notes and interest outstanding of which approximately $7.5 million are secured and $1 million is unsecured. The unsecured notes are largely the result of note conversions by the majority holders of the senior October 2012 Notes, which pursuant to the Second Amended and Restated Security Agreement results in the termination of the security interest of the remaining minority of the October 2012 Notes.

Operating Capital and Capital Expenditure Requirements

Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern. We have limited ability to meet our current obligations as they become due and we are in arrears on paying most of our creditors.  Because of our substantial indebtedness, we are insolvent and need to raise additional funds and to restructure our debt to continue our operations. If we are not able to raise additional funds within the next 90 days and reach some accommodations with our creditors, we will likely have to cease operations. Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations.

We need additional funds and to restructure our debt to complete our Walter Reed clinical trial and to continue our operations and will need substantial additional funds before we can increase demand for our PEER Online services. We are continuing to explore additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.

We expect to continue to incur operating losses in the future. Although since September 30, 2012 we have raised gross cash proceeds of $1.4 million through the sale of senior secured convertible promissory notes plus a further $1 million from the sale of stock at $0.25 per share, we anticipate that our cash on hand and cash generated through our operations will not be sufficient to fund our operations for the next 12 months.  In addition we will have to repay all the outstanding notes plus interest starting on October 1, 2013, unless we can raise additional funds, restructure the convertible debt or persuade the noteholders to convert to equity. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could cause us to have to cease operations. As of May, 10, 2013, holders of convertible notes in the aggregate of amount of $2,652,300 and $264,100 of interest thereon have converted their notes into 32,128,974 shares of common stock. Of these conversions 22,515,177 shares were issued upon conversion to directors and an officer.

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

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings.  Through March 31, 2013, we had received proceeds of approximately $14.4 million from the sale of stock, $17.7 million from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the Company.

From June 3, 2010 through to November 12, 2010, we raised $3.0 million through the sale of secured convertible notes (October 2010 Notes) and warrants. From January 20, 2011 through to April 25, 2011, we raised $2.5 million through the sale of subordinated secured convertible notes (January 2011 Notes) and warrants. From October 11, 2011 through January 31, 2012, we raised $2.0 million through the sales of additional subordinated secured convertible notes (October 2011 Notes). On February 29, 2012 we raised a further $90,000 in an unsecured convertible note. From August 17, 2012 through November 30, 2012 we raised $2.0 million in senior secured notes (October 2012 Notes). Of such amounts, an aggregate of $1.2 million was purchased by current members of our Board of Directors, or their affiliate companies or Corporate Officers. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

From February 22, 2013 through May 10, 2013 we raised approximately $1.0 million from the issuance of common stock at $0.25 per share to accredited investors pursuant to a subscription agreement. Of such amount an aggregate of $112,500 was purchased by a member of the Board of Directors and an officer of the Company.

Cash Flows

Net cash used in operating activities was $1.3 million for the six months ended March 31, 2013 compared to $1.6 million for the same period in 2012.  The decrease in cash used in operations of $0.3 million was primarily due to our increase in accrued compensation balances as a result of staff being paid at 67% of their normal salary and accruing the remaining 33%.

Net cash from investing activities was a gain of $1,400 for the six months ended March 31, 2013 as compared to use of $25,500 for the same period in 2012.  Our 2013 activity reflected the disposal of computer equipment, whereas in the 2012 period we acquired intellectual property pertaining to a Transcranial Magnetic Stimulation (“TMS”) biomarker acquired from Brain Clinics.

Net cash proceeds from financing activities for the six months ended March 31, 2013 were primarily net proceeds of $2.0 million. Of this amount, a net $1.3 million was raised through the sale of senior convertible promissory October 2012 Notes and a net $0.7 million was raised through the private placement of common stock with accredited investors at $0.25 per share. For the same period in 2012, net cash proceeds from financing activities were approximately $2.0 million from the sale of our October 2011 Notes.

Contractual Obligations and Commercial Commitments

As of March 31, 2013, our combined lease obligations are $41,500. On January 29, 2013, we signed a 12 month extension to our lease at our Aliso Viejo office. The lease period started on February 1, 2013 and ends January 31, 2014. The monthly rent remains the same as our 2012 monthly rate at $4,147 with the 9th month of the lease, October 2013, being a rent-free month.

Our remaining lease obligation on our office in Greenwood Village, CO, which was occupied by our now discontinued clinical services operation and expired on April 30, 2013, is $5,100 in total with an average monthly rental of $5,100 over the entire lease period.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3-5 years	More than 5 years

Capital Lease Obligations	$8,700	$4,900	$3,800	-	-
Operating Lease Obligations, current operations	41,500	41,500	-	-	-
Operating Lease Obligations, discontinued operations	5,100	5,100	-	-	-
Total	$55,300	$51,500	$3,800	-	-

Derivative Liability

The Company’s derivative liability is comprised of a warrant liability which was carried at fair value totaling $520,700, as of September 30, 2012, and the conversion option liability which was carried at a fair value of $0 as of September 30, 2012.  The warrant liability and conversion option liability were removed pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated November 24, 2012 and agreed to by the majority of each tranche of noteholders on November 28, 2012. Consequently, warrants were eliminated and the ratchet feature removed from the convertible notes. As a result the warrant liability and conversion option liability are both $0 as of March 31, 2013.

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

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2013, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of March 31, 2013 for the reasons described below. In addition, after the resignation of Messrs. Kallins and DeWald, new directors Messrs. Sassine and Turner have joined Mr. McAdoo on our audit committee. Mr. McAdoo is the Chair of the committee.

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

To the knowledge of our management, including our PEO and PFO, none of the aforementioned significant deficiencies led to a misstatement of our results of operations for the three and six months ended March 31, 2013, or statement of financial position as of March 31, 2013.

The Company is planning to develop a comprehensive and formal accounting and procedures manual and has identified a resource to assist with the development of such manual.

Changes in Internal Control Over Financial Reporting

Other than as stated above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From February 22, 2013 through May 10, 2013, we have raised gross proceeds of $1,045,000 from 19 accredited investors through the private placement of 4,180,000 shares of common stock at a price of $0.25 per share pursuant to a subscription agreement. These investors included our Chairman, Mr. Tierney, who purchased 400,000 shares for $100,000, Mr. Buck, our Chief Financial Officer, who purchased 50,000 shares for $12,500 and Extuple Limited Partners, a greater than 5% shareholder which is managed by Philip Deck, which purchased 1,200,000 shares for $300,000.

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

CNS Response, Inc.
Date: May 15, 2013		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013		/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer
(Principal Financial Officer)

