Form 10-Q
period 2013-06-30
CNS RESPONSE, INC.
filed 2013-08-14
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☒

As of August 13, 2013, the issuer had 81,137,129 shares of common stock, par value $0.001 per share, issued and outstanding.

CNS RESPONSE, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
REVENUES
Neurometric Services	$25,900	$32,800	$83,300	$90,000

OPERATING EXPENSES
Cost of neurometric services revenues	38,800	35,500	105,800	110,700
Research	53,100	66,300	156,400	203,400
Product development	376,800	200,900	705,400	476,200
Sales and marketing	83,400	223,200	254,900	813,600
General and administrative	653,200	660,300	1,863,700	2,257,300

Total operating expenses	1,205,300	1,186,200	3,086,200	3,861,200

OPERATING LOSS	(1,179,400)	(1,153,400)	(3,002,900)	(3,771,200)

OTHER INCOME (EXPENSE):
Interest expense, net	(183,300)	(767,400)	(1,213,600)	(3,385,000)
Gain on extinguishment of debt	-	-	556,300	-
Financing fees	30,500	-	(62,200)	(151,500)
Offering costs	-	(781,400)	(2,500)	(789,100)
Gain (Loss) on derivative liabilities	-	6,419,700	(97,600)	918,000
Total other income (expense)	(152,800)	4,870,900	(819,600)	(3,407,600)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,332,200)	3,717,500	(3,822,500)	(7,178,800)
Provision for income taxes	-	1,100	800	2,000
INCOME (LOSS) BEFORE OTHER COMPRESHENSIVE INCOME	$(1,332,200)	$3,716,400	$(3,823,300)	$(7,180,800)
Other comprehensive income (loss)	-	-	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(1,332,200)	$3,716,400	$(3,823,300)	$(7,180,800)
Loss from discontinued operations	(1,800)	(101,200)	(15,200)	(329,500)
NET Income (Loss)	(1,334,000)	3,615,200	(3,838,500)	(7,510,300)
NET INCOME (LOSS) PER SHARE:
From continuing operations	$(0.03)	$1.98	$(0.17)	$(3.83)
From discontinued operations	$(0.00)	$(0.05)	$(0.00)	$(0.18)
Combined Net Income (Loss)	$(0.03)	$1.93	$(0.17)	$(4.01)

DILUTED NET INCOME (LOSS) PER SHARE:
From continuing operations	$(0.03)	$0.52	$(0.17)	$(3.83)
From discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.18)
Combined Net Income (Loss) from operations	$(0.03)	$0.51	$(0.17)	$(4.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,691,256	1,874,175	22,336,772	1,873,902
Diluted	42,691,256	7,100,407	22,336,772	1,873,902

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited As of June 30,	As of September 30
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$671,600	$7,700
Accounts receivable (net of allowance for doubtful accounts of $5,900 as of June 30, 2013 and $14,300 as of September 30, 2012 respectively)	12,100	12,400
Prepaids and other receivables	103,400	43,700
Assets of discontinued operations	3,100	17,900
Total current assets	790,200	81,700
Furniture & equipment	19,100	20,000
Other assets	22,000	23,600
TOTAL ASSETS	$831,300	$125,300

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable (including amounts due to related parties of $266,000 and $260,000 as of June 30, 2013 and September 30, 2012 respectively)	$2,997,200	$3,086,700
Accrued liabilities	55,800	20,600
Accrued compensation (including $295,200 and $499,100 to related parties as of June 30, 2013 and September 30, 2012 respectively)	756,100	732,700
Accrued consulting fees (including $0 and $81,000 to related parties as of June 30, 2013 and September 30, 2012 respectively)	20,000	104,000
Accrued interest	1,301,100	1,048,800
Promissory note	-	200,000
Derivative liability	-	520,700
Senior subordinated convertible promissory notes-related party	2,773,900	3,023,900
Subordinated convertible promissory notes-related party (net of discounts $0 and $416,700 as of June 30, 2013 and September 30, 2012 respectively)	3,500,000	4,083,300
Unsecured convertible promissory notes-related party (net of discounts $0 and $37,500 as of June 30, 2013 and September 30, 2012 respectively)	90,000	52,500
Unsecured convertible promissory note (October 2012 Notes) (net of discounts $1,300 and $370,200 as of June 30, 2013 and September 30, 2012 respectively)	158,700	27,900
Current portion of long-term debt	7,000	5,200
Liabilities of discontinued operation (including $0 and $89,000 to related parties as of June 30, 2013 and September 30, 2012 respectively)	277,100	288,700
Total current liabilities	11,936,900	13,195,000
LONG-TERM LIABILITIES
Capital lease	7,900	5,000
Total long-term liabilities	7,900	5,000
TOTAL LIABILITIES	11,944,800	13,200,000
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value; authorized 150,000,000 shares; 49,843,710 and 1,914,175 shares issued and outstanding as of June 30, 2013 and September 30, 2012 respectively	49,800	1,900
Additional paid-in capital	(38,318,500)	32,566,700
Accumulated deficit	(49,481,800)	(45,643,300)
Total stockholders' deficit	(11,113,500)	(13,074,700)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$831,300	$125,300

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,838,500)	$(7,510,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	15,200	329,500
Depreciation and amortization	10,100	14,000
Amortization of discount on bridge notes issued	661,000	2,991,900
Stock-based compensation	987,000	1,010,700
Issuance of warrants for financing services	66,200	56,800
Gain (loss) on derivative liability valuation	97,600	(918,000)
Extinguishment of debt	(556,300)	-
Non-cash interest expense	550,200	480,900
Changes in operating assets and liabilities
Accounts receivable	300	10,000
Prepaids and other current assets	(59,700)	(4,900)
Accounts payable and accrued liabilities	(8,800)	1,321,500
Deferred compensation	201,700	242,600
Deferred compensation exchange for common stock	(178,300)	-
Security deposit on new lease	-	4,600
Net cash used in operating activities	(2,052,300)	(1,970,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of furniture & equipment	-	(4,300)
Disposal of equipment	1,400	-
Acquisition of Brain Clinics	-	(21,200)
Net cash provided by (used in) investing activities	1,400	(25,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital leases	(4,200)	(4,500)
Net proceeds from bridge notes	1,368,300	2,195,300
Proceeds from exercise of warrants	-	900
Proceeds from purchase of common stock	1,362,700	-
Net cash provided by financing activities	2,726,800	2,191,700

DISCONTINUED OPERATIONS
Net cash used in discontinued operations activities	(12,000)	(258,200)
Net cash used in discontinued operations	(12,000)	(258,200)
NET INCREASE (DECREASE) IN CASH	663,900	(62,700)
Cash, beginning of period	7,700	73,600
Cash, end of period	671,600	10,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,557	$6,800
Income taxes	$800	$2,000
Fair value of intellectual property	$-	$20,000
Non-cash financing activities:
Placement agent warrants issued	$66,200	$56,800
Offering costs	$2,500	$-
Shares issued for officer salaries	$7,900	$-
Shares issued for promissory notes	$3,375,900	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the nine months ended June 30, 2013	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE – September 30, 2012	1,914,175	$1,900	$32,566,700	(45,643,300)	(13,074,700)
Stock-based compensation	-	-	987,000	-	987,000
Stock issued for officers’ salaries	165,790	200	7,700	-	7,900
Stock issued for note conversion exercised	41,873,745	41,800	3,334,100	-	3,375,900
Stock issued for purchase of common stock	5,890,000	5,900	1,356,800	-	1,362,700
Placement agent warrants issued	-	-	66,200	-	66,200
Net loss for the nine months ended June 30, 2013	-	-	-	(3,838,500)	(3,838,500)
Balance at June 30, 2013	49,843,710	$49,800	$38,318,500	$(49,481,800)	$(11,113,500)

For the nine months ended June 30, 2012	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE – September 30, 2011	1,871,352	$1,900	$30,813,100	(42,236,500)	(11,421,500)
Stock-based compensation	-	-	1,010,700	-	1,010,700
Stock issued for warrant exercise	2,823	-	900	-	900
Net loss for the nine months ended June 30, 2012	-	-	-	(7,510,300)	(7,510,300)
Balance at June 30, 2012	1,874,175	$1,900	$31,824,700	$(49,746,800)	$(17,920,200)

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

The Company is a clinical decision support company with a commercial neurometric platform to predict drug response for treatment of brain disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder.  We have commenced a reimbursed 2,000 patient trial at Walter Reed National Military Medical Center (“Walter Reed” or “WRNMMC”) and at Fort Belvoir Community Hospital (“Fort Belvoir”) focused on patients with depression, post-traumatic stress disorder (“PTSD”) and mild traumatic brain injury (“mTBI”) in order to support clinical decisions in the treatment of depression and related disorders.  We will be reimbursed by Walter Reed at our standard rate for each PEER Outcome report rendered in the study. PEER stands for Psychiatric EEG Evaluation Registry (“PEER”).

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

On April 2, 2012, the Company announced that on March 30, 2012 it had filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”) to (i) effect a 1-for-30 reverse stock split (“reverse split”) of its common stock, par value $0.001 per share (the “Common Stock”), effective at 5:00 p.m. Pacific Time on April 2, 2012 (the “Effective Time”), and (ii) simultaneously therewith reduced the number of authorized shares of Common Stock available for issuance under the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), from 750 million to 100 million. Because the Amendment did not reduce the number of authorized shares of Common Stock in the same proportion as the reverse split, the effect of the Amendment was to increase the number of shares of Common Stock available for issuance relative to the number of shares issued and outstanding.

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

On May 23, 2013, the Company held its 2013 annual meeting of stockholders (the “2013 Annual Meeting”), the holders of the Company’s common stock voted to elect each of the following directors to serve until the next annual meeting and until his successor is elected and qualified: Thomas Tierney, John Pappajohn, Walter Schindler, Zachary McAdoo, Richard Turner, Andrew Sassine and Robert Follman.

At the 2013 Annual Meeting the shareholders also approved the following proposals:

•	To amend the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”) in order to increase the number of shares of common stock, par value $0.001 per share, authorized for issuance under the Charter from 100,000,000 to 150,000,000.
•	To amend the Company’s Charter in order to create one or more new series of preferred stock, par value $0.001 per share, and authorize 15,000,000 shares of such preferred stock for issuance.
•	To adopt the Company’s 2012 Omnibus Incentive Compensation Plan, as amended, to award grants of up to an aggregate of 15,000,000 shares of common stock.
•	To consider and provide an advisory (non-binding) vote to approve the compensation of the Company’s named executive officers as described in the proxy statement (the “Say-on-Pay Vote”) and to consider the frequency of holding the Say-on-Pay Vote (with shareholders approving a three year cycle).

The Company’s Charter was amended for the first two of these items effective May 31, 2013.

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

To date, the Company has financed its cash requirements primarily from debt and equity financings.  It will be necessary for the Company to raise additional funds immediately to continue its operations and to raise substantial additional funds before the Company can increase demand for its PEER Online services (formerly known as rEEG services). Until it can generate a sufficient amount of revenues to finance its cash requirements, which it may never do, the Company has to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this report.  The Company continues to explore additional sources of capital but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The Company was unsuccessful in consummating the public offering of securities it had been pursuing in 2012. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of November 30, 2012 the Company closed on a $2 million round of bridge financing and has approval from the majority of note holders in each tranche to raise an additional $1 million of debt.

Between February 22, 2013 and April 1, 2013, the Company issued an aggregate of 4,180,000 shares of its common stock, par value $0.001 per share, at a per share price of $0.25, in a private placement to an aggregate of 19 accredited investors, including 450,000 shares issued to two affiliates of the Company, for gross cash proceeds to the Company of $1,045,000.

Between May 2, 2013 and June 30, 2013, the Company issued an aggregate of 1,710,000 shares of its common stock, par value $0.001 per share at a per share price of $0.25, in a private placement to an aggregate of 9 accredited investors for gross cash proceeds to the Company of $427,500.

The private placements were made pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D thereunder, as the shares of common stock were issued to accredited investors, without a view to distribution, and not through any general solicitation or advertisement. The shares of common stock have not been, and will not be, registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All share and per share numbers presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split of the common stock on April 2, 2012 and the concomitant reduction in authorized shares to 100,000,000 which was subsequently increased to 150,000,000 as of May 31, 2013.

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries CNS California and NTC. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2013 and our operating results, cash flows, and changes in stockholders’ equity for the interim periods presented. The September 30, 2012 balance sheet was derived from our audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended September 30, 2012 which are included in our current report on Form 10-K, filed with the Securities and Exchange Commission on January 15, 2013.

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

The results of operations for the nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2013.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of CNS Response, Inc., an inactive parent company, and its wholly owned subsidiaries CNS California and NTC.  All significant intercompany transactions have been eliminated in consolidation. NTC is accounted for as a discontinued operation (see footnote 3).

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, doubtful accounts, intangible assets, income taxes, valuation of equity instruments, accrued liabilities, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At June 30, 2013 cash exceeded the federally insured limit by $421,600.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

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

Effective November 28, 2012 the Company, together with the majority of the note holders of each of the October 2010 Notes, the January 2011 Notes, the October 2011 Notes and the February 2011 Note (all as defined in Note 4 below) agreed to amend all the Notes, pursuant to the terms of the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement, dated as of October 24, 2012. Consequently, all of such notes were amended to (a) extend the maturity date to October 1, 2013, (b) set the conversion price at $1.00, subject to adjustment as provided in the notes and (c) remove full-ratchet anti-dilution protection. In addition, the holders forfeited the warrants they received in connection with the issuance of the notes, and consented to the 2012 Bridge Financing, the issuance of the October 2012 Notes and to the subordination of their notes to these October 2012 Notes. Both the convertible notes and warrants had contained ratchet provisions, which under ASC 815 required bifurcation of the conversion feature and warrants for derivative liability treatment. With the warrants forfeited, the ratchet in the notes eliminated and the maturity date extended, only the interest rate on all the notes remained unchanged at 9% per annum. Using the Black Scholes model, we valued each tranche of the Notes as of November 28, 2012 and compared that value with the value of these notes on the prior day with their original maturity dates.  The difference of the two valuation calculations of $556,300 was booked to Other Expenses as a gain on extinguishment of debt. As of June 30, 2013 the derivative liability was $0 as the warrants were eliminated and with the ratchet removed the debt conversion option liability was also $0. As of September 30, 2012 the derivative liability was $520,700, which was comprised of the warrant liability of $520,700 and debt conversion liability of $0.

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

The Company’s warrant liability is carried at fair value totaling $520,700, as of September 30, 2012, and the Company’s conversion option liability is carried at fair value of $0 as of September 30, 2012.  The warrant liability and conversion option liability were removed on November 28, 2012, as warrants were eliminated and the ratchet feature removed from the convertible notes upon modification. As a result, the warrant liability and conversion option liability are both $0 as of June 30, 2013.

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2013
	June 30,	Using Fair Value Hierarchy
	2013	Level 1	Level 2	Level 3
Liabilities
Senior secured convertible promissory note	$2,773,900	$-	$2,773,900	$-
Subordinated convertible promissory note	3,500,000	-	3,500,000	-
Unsecured convertible promissory note	90,000	-	90,000	-
Unsecured convertible promissory note (October 2012 Notes)	158,700	-	160,000	-
Total	$6,522,600	$-	$6,523,900	$-

For the nine months ending June 30, 2013 the Company recognized a loss of $97,600 on the change in fair value of derivative liabilities.  For the nine months ending June 30, 2012 the Company recognized a gain of $918,000 on the change in fair value of derivative liabilities.  As of June 30, 2013 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection.

Furniture and Equipment

 Furniture and Equipment, which are recorded at cost, consist of office furniture and equipment and are depreciated over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be from 3 to 5 years.  Depreciation for the nine months ended June 30, 2013 and 2012 was $8,500 and $12,700 respectively.  Accumulated depreciation at June 30, 2013 and 2012 was $58,500 and $46,400 respectively.

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

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) (“ASC 350-30”), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment allows the Company to make a qualitative evaluation about the likelihood of impairment to determine whether it should perform a quantitative impairment test. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the nine months ended June 30, 2013 and 2012.

Revenues

The Company recognizes revenue as the related services are delivered.

Research and Development Expenses

The Company charges all research and development expenses to operations as incurred.

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. There were $23,300 and $93,100 in advertising expenses for the nine months ended June 30, 2013 and 2012.

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

Stock Option Grant on March 26, 2013:

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

Comprehensive Income (Loss)

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income) (“ASC 220-10”), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the years ended June 30, 2013 and 2012.

Earnings (Loss) per Share

The Company has adopted the accounting principles generally accepted in the United States regarding earnings (loss) per share, which requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share.

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

In February 2013, the FASB issued ASU 2013-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, in order to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

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

In January 2013, the FASB issued ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, in order to clarify that the scope of  Update 2011-11  applies to derivatives accounted for in accordance with  Topic 815 , Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section  210-20-45  or Section  815-10-45  or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

In July 2013, the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13C, and provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryfoward exists. ASU No. 2013-11 applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. Further, ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company considers the adoption of the standard update will not impact its consolidated financial position or results of operations.

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

Summary Financial Data of Discontinued Operations:

Revenues, income before income taxes and net loss of NTC which are included in discontinued operations are as follows:

	Three Months ended June 30,
	2013	2012
Neuro-Therapy Clinic
Revenues	$-	$163,200
Expenses	1,800	264,400
Operating Loss before taxes	$(1,800)	$(101,200)
Taxes	-	-
Net Loss	$(1,800)	$(101,200)

	Nine Months ended June 30,
	2013	2012
Neuro-Therapy Clinic
Revenues	$-	$522,300
Expenses	15,200	851,800
Operating Loss before taxes	$(15,200)	$(329,500)
Taxes	-	-
Net Loss	$(15,200)	$(329,500)

The assets and liabilities of NTC are as follows:

	As at June 30,
	2013	2012
ASSETS:
Cash	$3,100	$9,500
Account Receivable	-	24,200
Prepaid Expenses	-	800
Security Deposit	-	5,800
Assets of Discontinued Operations	$3,100	$40,300

LIABILITIES:
Accounts Payable	$61,300	$31,400
Accrued Payroll Liabilities	215,800	154,000
Liabilities of Discontinued Operations	$277,100	$185,400

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

The securities issued under the 2010, 2011 and 2012 Note and Warrant Purchase Agreements through June 30, 2013 are summarized in the following table and notes:

			As of June 30, 2013
Note Type and Investor		Amended Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
Senior Subordinated Secured 9% Notes Convertible at $1.00 (the “October 2010 Notes”)(21)(23)(26)
John Pappajohn	(1)	10/01/2013	$761,700	$-	$761,700	-	-
Deerwood Partners, LLC	(2)	10/01/2013	256,100	-	256,100	-	-
Deerwood Holdings, LLC	(2)	10/01/2013	256,100	-	256,100	-	-
SAIL Venture Partners, LP	(3)	Converted	-	-	-	-	-
Fatos Mucha	(10)	10/01/2013	100,000	-	100,000	-	-
Andy Sassine	(4)	10/01/2013	500,000	-	500,000	-	-
JD Advisors	(10)	10/01/2013	150,000	-	150,000	-	-
Queen Street Partners	(10)	10/01/2013	100,000	-	100,000	-	-
BGN Acquisitions	(2)	10/01/2013	250,000	-	250,000	-	-
Pyxis Long/Short Fund Healthcare Fund	(5)	10/01/2013	400,000	-	400,000	-	-
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	3,334	10/11/2015
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	13,334	11/11/2015
Total Senior Subordinated Secured Convertible Promissory (October 2010) Notes		10/01/2013	$2,773,900	$-	$2,773,900	16,668	2015

Subordinated Secured 9% Notes Convertible at $1.00 (the “January 2011 Notes”) (22)(23)(26)
		Amended Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
Meyer Proler MD	(7)	10/01/2013	$50,000	$-	$50,000	-	-
William F. Grieco	(10)	10/01/2013	100,000	-	100,000	-	-
Edward L. Scanlon	(10)	10/01/2013	200,000	-	200,000	-	-
Robert Frommer Family Trust	(8)	10/01/2013	50,000	-	50,000	-	-
Paul Buck	(9)	10/01/2013	50,000	-	50,000	-	-
Andy Sassine	(4)	10/01/2013	200,000	-	200,000	-	-
SAIL Venture Partners, LP	(3)	Converted	-	-	-	-	-
SAIL 2010 Co-investment Partners, LP	(3)	Converted	-	-	-	-	-
Pyxis Long/Short Healthcare Fund	(5)	10/01/2013	400,000	-	400,000	-	-
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	18,334	02/27/2016
Rajiv Kaul	(10)	10/01/2013	100,000	-	100,000	-	-
Meyer Proler MD	(7)	10/01/2013	50,000	-	50,000	-	-
SAIL Venture Partners, LP	(3)	Converted	-	-	-	-	-
SAIL 2010 Co-investment Partners, LP	(3)	Converted	-	-	-	-	-
John M Pulos	(10)	10/01/2013	150,000	-	150,000	-	-
SAIL Venture Partners, LP	(3)	Converted	-	-	-	-	-
SAIL 2010 Co-investment Partners, LP	(3)	Converted	-	-	-	-	-
Cummings Bay Capital LP	(5)	10/01/2013	150,000	-	150,000	-	-
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	6,667	04/24/2016
Antaeus Capital: Placement Agent Warrants	(11)		-	-	-	5,000	04/24/2016
Total Subordinated Secured Convertible Promissory (January 2011) Notes		10/01/2013	$1,500,000	$-	$1,500,000	30,001	2016

Subordinated Secured 9% Notes Convertible at $1.00 (the “October 2011 Notes”) (24)(26)
		Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
John Pappajohn	(1)	10/01/2013	$250,000	$-	250,000	-	-
Jordan Family, LLC	(10)	10/01/2013	20,000	-	20,000	-	-
Larry Hopfenspirger	(20)	10/01/2013	60,000	-	60,000	-	-
John Pappajohn	(1)	10/01/2013	250,000	-	250,000	-	-
Zanett Opportunity Fund, Ltd	(12)	10/01/2013	250,000	-	250,000	-	-
John Pappajohn	(1)	10/01/2013	250,000	-	250,000	-	-
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	2,667	12/15/2016
Edward L. Scanlon	(10)	10/01/2013	100,000	-	100,000	-	-
John Pagnucco	(10)	10/01/2013	50,000	-	50,000	-	-
Larry Hopfenspirger	(20)	10/01/2013	30,000	-	30,000	-	-
Gene Salkind, MD	(10)	10/01/2013	50,000	-	50,000	-	-
AlphaNorth Offshore, Inc.	(13)	10/01/2013	500,000	-	500,000	-	-
Aubrey W. Baillie	(10)	10/01/2013	100,000	-	100,000	-	-
Zanett Opportunity Fund, Ltd	(12)	10/01/2013	40,000	-	40,000	-	-
BluMont Northern Rivers Fund	(10)	10/01/2013	50,000	-	50,000	-	-
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	2,667	02/12/2017
Innerkip Placement Agent Warrants	(14)		-	-	-	15,167	02/12/2017
Total Subordinated Secured Convertible Promissory (October 2011) Notes		10/01/2013	$2,000,000	$-	$2,000,000	20,501	2016-2017
Total Subordinated Secured Convertible Promissory Notes			$3,500,000	$-	$3,500,000	50,502

Unsecured 9% Notes Convertible at $1.00 (the “Unsecured Note”) (25)(26)
Zanett Opportunity Fund, Ltd	(12)	10/01/2013	90,000	-	90,000	-	-
Total Unsecured Convertible Promissory Notes			$90,000	$-	$90,000	-

Unsecured 9% Notes Convertible at $0.04718 (the “October 2012” Notes) (26)
		Due Date	Balance ($)	Discount ($)	Carrying Value ($)	Warrants Issued	Warrant Expiration Date
SAIL Holdings, LLC	(3)	Converted	-	-	-	-	-
Tierney Family Trust	(15)	Converted	-	-	-	-	-
BluMont Northern Rivers Fund	(10)	10/01/2013	10,000	(1,300)	8,700	-	-
Meyer Proler, MD	(7)	Converted	-	-	-	-	-
Tierney Family Trust	(15)	Converted	-	-	-	-	-
The Follman Trust	(16)	Converted	-	-	-	-	-
Extuple Limited Partnership	(17)	10/25/2013	150,000	-	150,000	-	-
SAIL 2010 Co-investment Partners, LP	(3)	Converted	-	-	-	-	-
SAIL 2011 Co-investment Partners, LP	(3)	Converted	-	-	-	-	-
SAIL Venture Partners II, LP	(3)	Converted	-	-	-	-	-
AlphaNorth Offshore, Inc.	(13)	Converted	-	-	-	-	-
Argyris & Ann Vassiliou	(10)	Converted	-	-	-	-	-
George Carpenter	(8)	Converted	-	-	-	-	-
John Pappajohn	(1)	Converted	-	-	-	-	-
Andy Sassine	(4)	Converted	-	-	-	-	-
Mark & Jill Oman	(18)	Converted	-	-	-	-	-
Ronald Dozoretz, MD	(19)	Converted	-	-	-	-	-
Larry Hopfenspirger	(20)	Converted	-	-	-	-	-
Monarch Capital: Placement Agent Warrants	(6)		-	-	-	127,173	03/25/2018
Tony Pullen: Placement Agent Warrants	(14)		-	-	-	519,288	03/25/2018
Total Unsecured Convertible Promissory (October 2012) Notes			$160,000	$(1,300)	$158,700	646,461	-
Total			$6,523,900	$(1,300)	$6,522,600	713,631	2015-2018

(For converted notes refer to Footnote 5. Stockholders’ Deficit)

(1)	Mr. John Pappajohn is a Director of the Company. On June 3, 2010, we entered into a Bridge Note and Warrant Purchase Agreement with John Pappajohn to purchase two secured promissory notes (each, a “Bridge Note”) in the aggregate principal amount of $500,000, with each Bridge Note in the principal amount of $250,000 maturing on December 2, 2010. On June 3, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the first Bridge Note (there were no warrants issued in connection with this first note) and on July 25, 2010, Mr. Pappajohn loaned the Company $250,000 in exchange for the second Bridge Note. In connection with his purchase of the second Bridge Note, Mr. Pappajohn received a warrant to purchase up to 8,334 shares of our common stock. The exercise price of the warrant (subject to anti-dilution adjustments, including for issuances of securities at prices below the then-effective exercise price) was $15.00 per share. Pursuant to a separate agreement that we entered into with Mr. Pappajohn on July 25, 2010, we granted him a right to convert his Bridge Notes into shares of our common stock at a conversion price of $15.00. The conversion price was subject to customary anti-dilution adjustments, but would never be less than $9.00. Each Bridge Note accrued interest at a rate of 9% per annum.

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

(4)	Mr. Andy Sassine is a Director of the Company. On April 30, 2013, Mr. Sassine converted $25,000 of the November 29, 2012 to purchase 550,021 shares of common stock at $0.04718 per share.

(5)	Pyxis Long/Short Healthcare Fund (FKA Highland Long/Short Healthcare Fund) is affiliated with Cummings Bay Capital LP.

(6)	Monarch Capital Group LLC (“Monarch”) acted as non-exclusive placement agent with respect to the October 12, 2010 placement of October 2010 Notes in the aggregate principal amount of $100,000 and related warrants, pursuant to an engagement agreement, dated September 30, 2010, between the Company and Monarch. Under the engagement agreement, in return for its services as non-exclusive placement agent, Monarch was entitled to receive (a) a cash fee equal to 10% of the gross proceeds raised from the sale of October 2010 Notes to investors introduced to the Company by Monarch; (b) a cash expense allowance equal to 2% of the gross proceeds raised from the sale of October 2010 Notes to such investors; and (c) five-year warrants (the “2010 Placement Agent Warrants”) to purchase common stock of the Company equal to 10% of the shares issuable upon conversion of October 2010 Notes issued to such investors. In connection with the closings of October 12, 2010 and November 11, 2010 Monarch received a cash fee of $60,000 and a cash expense allowance of $10,000 and, on October 25, 2010, received 2010 Placement Agent Warrants to purchase 16,668 shares of the Company’s common stock at an exercise price of $3.00 per share.

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

(7)	Dr. Meyer Proler is an accredited investor who provides medical consulting services to the Company. On April 11, 2013, Mr. Proler converted $50,000 of the August 22, 2012 to purchase 1,121,238 shares of common stock at $0.04718 per share.

(8)	The Robert Frommer Family Trust is an accredited investor, the trustee of which is the father-in-law of the Company’s Chief Executive Officer, George Carpenter.

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

On March 28, 2013, AlphaNorth Offshore, Inc. converted $39,100 of the October 2012 Note, plus interest to purchase 858,415 shares of common stock at $0.04718 per share.

On May 16, 2013, AlphaNorth Offshore, Inc. converted $60,900 of the October 2012 Note, plus interest to purchase 1,352,181 shares of common stock at $0.04718 per share.

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

Mr. Tony Pullen, who has an association with Innerkip, was acting as a nonexclusive placement agent with respect to the placement of an aggregate of $350,000 invested in October 2012 notes by three accredited Canadian investors. Mr. Pullen received aggregate cash finder’s fee of $24,500 and has been issued a five-year warrant to purchase an aggregate of up to 519,288 shares of the Company’s common stock at an exercise price of $0.04718 per share.

(15)	Mr. Thomas Tierney is a trustee of the Thomas T. Tierney and Elizabeth C. Tierney Family Trust (“Tierney Family Trust”) and is a limited partner of SAIL. Mr. Tierney is a Director of the Company and a beneficial owner of more than 5% of our outstanding common stock.

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

On June 14, 2013, Mr. Follman as a trustee of the Follman Trust converted the October 2012 Note, in aggregate $200,000, plus interest into 4,491,310 shares of common stock at a conversion price of $0.04718 per share.

(17)	On October 25, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to Extuple Limited Partnership (“Extuple”), an accredited investor, of which Philip Deck is the managing partner. Extuple is a beneficial owner of more than 5% of our outstanding common stock. Mr. Tony Pullen received a finder’s fee of $14,000 and will be issued warrants to purchase 296,735 shares of common stock at $0.04718 per share. On June 14, 2013, Extuple Limited Partnership (“Extuple”) converted $50,000 of the October 2012 Note, plus interest into 1,121,237 shares of common stock at a conversion price of $0.04718 per share.

(18)	On November 29, 2012, an October 2012 Note in the aggregate principal amount of $250,000 was issued in exchange for cash to Mark and Jill Oman, who are accredited investors. Mark and Jill Oman are beneficial owners of more than 5% of our outstanding stock. On April 30, 2013, Mr. and Mrs. Oman converted $250,000 of the October 2012 Note to purchase 5,500,212 shares of common stock at $0.04718 per share.

(19)	On November 29, 2012, an October 2012 Note in the aggregate principal amount of $100,000 was issued in exchange for cash to Ronald Dozoretz MD, an accredited investor who has previously invested in the Company. On June 14, 2013, Dr. Dozoretz converted $100,000 of the October 2012 Note, plus interest into 2,223,929 shares of common stock at a conversion price of $0.04718 per share.

(20)	On November 10, 2011 and January 24, 2012 two October 2011 Notes in the aggregate principal amount of $90,000 and a warrant to purchase 30,000 shares of common stock were issued to Mr. Larry Hopfenspirger, an accredited investor who had previously invested in the Company. On November 30, 2012, we issued an additional $60,000 October 2012 Note to Mr. Hopfenspirger in exchange for cash. On January 18, 2013 Mr. Hopfenspirger converted his $60,000 October 2012 Note plus interest into 1,287,303 shares of common stock at $0.04718 per share.

(21)	The October 2010 Notes: The October Purchase Agreement provides for the issuance and sale of October 2010 Notes, for cash or in exchange for outstanding convertible notes, in the aggregate principal amount of up to $3,000,000 plus an amount corresponding to accrued and unpaid interest on any exchanged notes, and warrants to purchase a number of shares corresponding to 50% of the number of shares issuable on conversion of the October 2010 Notes. The agreement provides for multiple closings, but mandates that no closings may occur after January 31, 2011. The October Purchase Agreement also provides that the Company and the holders of the October 2010 Notes will enter into a registration rights agreement covering the registration of the resale of the shares underlying the October 2010 Notes and the related warrants.

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

The Company evaluated the Consent Agreement, effective November 28, 2012 under ASC 470-50-40 “Extinguishments of Debt” (“ASC 470”). ASC 470 requires modifications to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted for like an extinguishment. For extinguished debt, a difference between the re-acquisition price and the net carrying amount of the extinguished debt shall be recognized currently in income of the period of extinguishment as losses or gains. The Company noted the change in terms per the Consent Agreement, met the criteria for substantial modification under ASC 470, and accordingly treated the modification as extinguishment of the original convertible notes, replaced by the new convertible notes under the modified terms. The Company recorded a gain on extinguishment of debt of $556,300 during the first quarter ended December 31, 2012 of fiscal 2013.

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

As of June 30, 2013 the majority of the October 2012 Notes had converted their notes to shares of common stock, consequently pursuant to section 7.13 of the Second Amended and Restated Security Agreement dated August 16, 2012, the security interest for the October 2012 Notes is terminated.

The Company recorded a beneficial conversion feature for the August 2012 Bridge Notes, in accordance with FASB ASC 470-20. The Company measures the embedded beneficial conversion feature by allocating a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in capital.  Intrinsic value is calculated as the difference between the effective conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible.  A beneficial conversion feature totaling $400,000 was recorded as loan discount for fiscal year 2012.  The loan discount is amortized over the life of the convertible note. For the nine months ended June 30, 2013, $661,000 of amortization of loan discount was recorded as interest expense.

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

From January 18, 2013 through June 30, 2013 October 2012 Notes in the aggregate amount of $1,838,100 plus interest thereon converted to 40,403,929 shares of common stock at a conversion price of $0.04718 per share. Additionally an October 2010 Note of $250,000 plus interest thereon and six January 2011 Notes in aggregate $1,000,000 plus interest thereon converted to 1,469,816 shares of common stock at a conversion price $1.00 per share. For the nine months ended June 30, 2013 $661,000 of amortization of loan discount was recorded as interest expense.

As of June 30, 2013 outstanding senior subordinated convertible promissory notes (October 2010 Notes) were $2,773,900 (including $23,900 corresponding to accrued and unpaid interest on the exchanged notes) and debt discount was $0. During the nine months ended June 30, 2013 the Company amortized no debt discount.

As of June 30, 2013 outstanding subordinated secured convertible promissory notes (January 2011 Notes) were $1,500,000 and debt discount was $0. During the nine months ended June 30, 2013 the Company amortized no debt discount.

As of June 30, 2013 outstanding subordinated secured convertible promissory notes (October 2011 Notes) were $2,000,000 and debt discount was $0. During the nine months ended, June 30, 2013 the Company amortized $277,100 of the debt discount.

As June 30, 2013 outstanding unsecured convertible promissory notes (Unsecured Bridge Notes) were $90,000 and debt discount was $0. During the nine months ended June 30, 2013 the Company amortized $15,000 of the debt discount.

As of June 30, 2013 outstanding Unsecured convertible promissory note (October 2012) promissory notes (October 2012 Bridge Notes) were $160,000 and debt discount was $1,300. During the nine months ended June 30, 2013 the Company amortized $368,900 of the debt discount.

The combined outstanding senior secured, subordinated secured and unsecured (including October 2012 Notes whose security has terminated) convertible promissory notes as of June 30, 2013 were $6,523,900 and debt discounts were $1,300. During the nine months ended June 30, 2013 the Company amortized $661,000 of the debt discount.

5. STOCKHOLDERS’ DEFICIT

Common and Preferred Stock

As of June 30, 2013, the Company is authorized to issue 165,000,000 shares of stock of which 150,000,000 are common stock at par value of $0.001 per share and the remaining 15,000,000 are blank-check preferred stock, with a par value of $0.001 per share. Our Board of Directors is authorized to provide for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

As of June 30, 2013, 49,843,710 shares of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding.

As of June 30, 2013, CNS California is authorized to issue 100,000,000 no par value shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of June 30, 2013, Colorado CNS Response, Inc. is authorized to issue 1,000,000 no par value shares of common stock.

As of June 30, 2013, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue ten thousand (10,000) shares of common stock, no par value per share.

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

From January 18, 2013 through June 30, 2013 the following note holders have converted their notes into shares of common stock.

Conversion Date	Bridge Note Originated	Note #4 Reference	Name	Note Tranche	Note Amount	Conversion Price per Shar	Total Shares
01/18/13	11/30/12	(20)	Larry Hopfenspirger	October 2012	$60,000	0.04718	1,287,303
01/25/13	11/28/12	(01)	John Pappajohn	October 2012	200,000	0.04718	4,300,551
01/31/13	08/21/12	(15)	Tierney Family Trust	October 2012	100,000	0.04718	2,205,914
01/31/13	09/06/12	(15)	Tierney Family Trust	October 2012	100,000	0.04718	2,197,435
01/31/13	10/01/10	(03)	SAIL Venture Partners, LP	October 2010	250,000	1.00000	303,313
01/31/13	02/28/11	(03)	SAIL Venture Partners, LP	January 2011	187,500	1.00000	220,454
01/31/13	04/15/11	(03)	SAIL Venture Partners, LP	January 2011	250,000	1.00000	291,063
01/31/13	04/25/11	(03)	SAIL Venture Partners, LP	January 2011	125,000	1.00000	145,219
01/31/13	02/28/11	(03)	SAIL 2010 Co-Investment Partners, LP	January 2011	62,500	1.00000	73,485
01/31/13	04/15/11	(03)	SAIL 2010 Co-Investment Partners, LP	January 2011	250,000	1.00000	291,063
01/31/13	04/25/11	(03)	SAIL 2010 Co-Investment Partners, LP	January 2011	125,000	1.00000	145,219
01/31/13	08/17/12	(03)	SAIL Holding LLC	October 2012	100,000	0.04718	2,208,034
01/31/13	10/26/12	(03)	SAIL Venture Partners II, LP	October 2012	50,000	0.04718	1,085,471
01/31/13	10/26/12	(03)	SAIL 2010 Co-Investment Partners, LP	October 2012	20,000	0.04718	434,189
01/31/13	10/26/12	(03)	SAIL 2011 Co-Investment Partners, LP	October 2012	20,000	0.04718	434,189
02/07/13	08/22/12	(10)	BluMont Northern Rivers Fund	October 2012	21,700	0.04718	480,000
03/21/13	11/28/12	(01)	John Pappajohn	October 2012	300,000	0.04718	6,538,258
03/26/13	08/22/12	(10)	BluMont Northern Rivers Fund	October 2012	16,400	0.04718	366,629
03/27/13	11/28/12	(08)	George Carpenter	October 2012	50,000	0.04718	1,091,299
03/28/13	11/06/12	(13)	AlphaNorth Offshore, Inc.	October 2012	39,100	0.04718	858,415
04/11/13	08/22/12	(07)	Meyer Proler MD	October 2012	50,000	0.04718	1,121,238
04/30/13	11/29/12	(18)	Mark & Jill Oman	October 2012	250,000	0.04718	5,500,212
04/30/13	11/29/12	(04)	Andy Sassine	October 2012	25,000	0.04718	550,021
05/16/13	11/06/12	(13)	Alpha North Offshore, Inc.	October 2012	60,900	0.04718	1,352,181
06/14/13	10/19/12	(16)	The Follman Trust	October 2012	200,000	0.04718	4,491,310
06/14/13	10/25/12	(17)	Extuple Limited Partnership	October 2012	50,000	0.04718	1,121,237
06/14/13	11/28/12	(10)	Argyris & Ann Vassiliou	October 2012	25,000	0.04718	556,114
06/14/13	11/29/12	(19)	Ronald Dozoretz MD	October 2012	100,000	0.04718	2,223,929
				Total	$3,088,100		41,873,745

From February 22, 2013 through April 1, 2013, 19 accredited investors purchased an aggregate of 4,180,000 shares of common stock at a price of $0.25 per share in a private placement. The Company received gross aggregate cash proceeds of $1,045,000. The investors included two affiliates, one of which is the Tierney Family Trust of which Mr. Thomas Tierney, a Director of the Company, is a trustee. The Tierney Family Trust acquired 400,000 shares of common stock for which the Company received cash proceeds of $100,000. A second affiliate investor is Paul Buck, the Company’s CFO, who acquired 50,000 shares of common stock for which the Company received cash proceeds of $12,500.

On March 26, 2013 the Board resolved to amend the Company’s Charter in order to:

1)	increase the number of shares of common stock authorized for issuance under the Charter from 100,000,000 to 150,000,000; and
2)	create one or more series of preferred stock, par value $0.001 per share, and authorize 15,000,000 shares of such preferred stock for issuance.

This amendment to the Charter was approved by more than 80% of the shareholders eligible to vote at the annual meeting of shareholders which was held on May 23, 2013.

From May 23, 2013 through June 27, 2013, 9 accredited investors purchased an aggregate of 1,710,000 shares of common stock at a price of $0.25 per share pursuant to a private placement. The Company received gross aggregate cash proceeds of $427,500.

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

On December 10, 2012, the Board approved the amendment of the Company’s 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”) to increase the shares authorized for issuance under the 2012 Plan from 333,334 shares to 5,500,000 shares and granted to each of its three existing members as well as to each of the four New Board Members options to purchase 250,000 shares of its common stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share. The options vest evenly over 36 months starting from the date of grant. The Board furthermore granted to each of the five former directors who had departed the Board effective November 30, 2012, (George Carpenter, Henry Harbin, George Kallins, David Jones, and Maurice DeWald), options to purchase 25,000 shares of its common stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share. These options to former directors are fully vested. Finally, the Board granted to the Company’s executive officers options to purchase shares of its common stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share as follows: George Carpenter 1,200,000 shares, Paul Buck 1,400,000 shares and Michael Darkoch 920,000 shares. These options vest in increments of 12.5% at the beginning of each quarter starting from the date of grant.

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

The 2012 Plan, as amended, was approved by our shareholders at the 2013 annual meeting held on May 23, 2013.

As of June 30, 2013, 70,825 options were exercised and there were 501,924 options and 6,132 restricted shares outstanding under the amended 2006 Plan leaving 87,786 shares which will not be issued as the 2006 Plan is frozen. 9,247,670 options have been issued under the 2012 Plan, none of which have been exercised, leaving 5,752,330 available for issuance.

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three months and nine months ended June 30, 2013 and 2012 is as follows:

	For the three months ended June 30,
	2013	2012
Cost of Neurometric Services revenues	$2,700	$2,500
Research	21,900	24,000
Product Development	33,600	19,000
Sales and marketing	30,300	49,500
General and administrative	205,000	245,200
Total	$293,500	$340,200

	For the nine months ended June 30,
	2013	2012
Cost of Neurometric Services revenues	$7,900	$7,600
Research	70,800	75,200
Product Development	82,600	53,600
Sales and marketing	129,400	147,400
General and administrative	696,300	726,900
Total	$987,000	$1,010,700

Total unrecognized compensation as of June 30, 2013 amounted to $1,063,500.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2012	546,746	$17.08
Granted	5,395,000	0.04718
Exercised	-	-
Forfeited	(2,152)	14.10
Outstanding at December 31, 2012	5,939,594	$1.61
Granted	3,810,000	0.06
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2013	9,749,594	$1.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2013	9,749,594	$1.00

Following is a summary of the status of options outstanding at June 30, 2013:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.04718	8,955,000	10 years	$0.04718
$0.25	250,000	10 years	$0.25
$3.00	42,670	10 years	$3.00
$3.60	28,648	10 years	$3.60
$3.96	32,928	10 years	$3.96
$9.00	4,525	10 years	$9.00
$12.00	28,535	10 years	$12.00
$14.10	10,000	10 years	$14.10
$15.30	1,373	10 years	$15.30
$16.50	262,441	10 years	$16.50
$17.70	953	10 years	$17.70
$24.00	4,667	10 years	$24.00
$26.70	32,297	10 years	$26.70
$28.80	11,767	10 years	$28.80
$32.70	83,790	10 years	$32.70
Total	9,749,594		$1.00

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

We have agreed to freeze any further grants or exercises of securities under the 2006 Plan and adopt the 2012 Stock Incentive Plan, which was approved at the 2013 Annual Meeting of Stockholders held on May 23, 2013.

Warrants to Purchase Common Stock

The warrant activity for the period starting October 1, 2011, through June 30, 2013 are described as follows:

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

7)    Four October 2011 Notes in aggregate amount of $700,000 and a warrant to purchase 233,335 shares were issued to four new investors to the company.

5,334	$1.00	These warrants were issued to Monarch Capital who acted as placement agents in raising $80,000 from two investors who purchased October 2011 Notes pursuant to the 2011 Bridge Note January Purchase Agreement described in Note 4. Effective on November 20, 2012 the holders of placement agent warrants agreed to remove the ratchet feature in exchange for lowering the conversion price to $1.00 per share down from $3.00 per share. This resulted in the elimination of warrant liabilities as of such date.

15,167	$1.00	These warrants were issued to Innerkip Capital Management who acted as placement agents in raising $650,000 from three investors who purchased October 2011 Notes pursuant to the 2011 Bridge Note January Purchase Agreement described in Note 4. Effective on November 20, 2012 the holders of placement agent warrants agreed to remove the ratchet feature in exchange for lowering the conversion price to $1.00 per share down from $3.00 per share. This resulted in the elimination of warrant liabilities as of such date.

(175,195)	$0.30 to $54.0	Warrants expired

2,164,440		Warrants outstanding at September 30, 2012

(1,617,345)	$3.00	Warrants forfeited pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012
127,173	$0.04718	These warrants were issued to Monarch Capital who acted as placement agents in raising $60,000 from one investor who purchased October 2012 Notes pursuant to the 2012 Bridge Note October Purchase Agreement described in Note 4.
519,288	$0.04718	These warrants due to be issued to Tony Pullen who acted as placement agents in raising $350,000 from three investors who purchased October 2012 Notes pursuant to the 2012 Bridge Note October Purchase Agreement described in Note 4.
152,000	$0.275	These warrants were issued to Monarch Capital who acted as placement agents in raising $380,000 from twelve accredited investors who purchased common stock, par value $0.001 per share, in a private placement agreements dated February 20, 2013 and May 23, 2013.
100,000	$0.25	These warrants were issued to D&D Securities Inc. in connection with the Company’s private offering to select accredited investors of shares of restricted common stock at a private of $0.25 per share, in a private placement agreement dated February 20, 2013.

1,445,556	3.13	Warrants outstanding at June 30, 2013

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

Pursuant to a Placement Agent Agreement dated April 15, 2013, the Company issued a warrant to purchase 100,000 shares of common stock to Dominick & Dominick Securities (“D&D”), Inc. dated April 15, 2013. This warrant was issued as a result of D&D placing $350,000 worth of stock at $0.25 per share with two accredited investors pursuant to our securities purchase agreement/subscription agreement dated February 20, 2013.

Pursuant to a Placement Agent Agreement dated January 23, 2013, the Company issued warrants to purchase 152,000 shares of common stock to Monarch Capital (“Monarch”) and its designee on June 30, 2013. These warrants were issued as a result of Monarch placing $380,000 worth of stock at $0.25 per share with 12 accredited investors pursuant to our securities purchase agreement/subscription agreements dated February 20, 2013 and May 23, 2013.

The fair market value of the D&D and Monarch warrants was determined using the Black Scholes Model. Based on the volume of shares traded on the open market, during the period January 1, 2013 through June 30, 2013, management concluded that the Company’s stock was not actively traded as only $319,100 worth of stock was traded on 46 of 129 trading days during this period at prices ranging from $0.49 to $2.50. During this period, we effected private placement transactions between February 20, 2013 and April 30, 2013, and subsequent private placements between May 23, 2013 and June 30, 2013. These private placements resulted in almost 5.9 million shares of common stock being issued to accredited investors at a price of $0.25 per share for an approximate aggregate amount of $1.5 million. Given the low volume of stock traded in the public market compared to the greater volume of stock issued in the private placement transactions, management’s judgment was that the $0.25 private placement stock price represented a better determinant of fair value of the Company’s common stock and the warrants issued during the April through June 2013 period than the prices quoted on the OTC Bulletin Board.

At June 30, 2013, there were warrants outstanding to purchase 1,445,556 shares of the Company’s common stock. The exercise price of the outstanding warrants range from $0.04718 to $9.90 with a weighted average exercise price of $3.13.  The warrants expire at various times starting 2014 through 2018.

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

On November 24, 2010 the Board of Directors, excluding Mr. Pappajohn, resolved to ratify an engagement agreement with Equity Dynamics, Inc. a company owned by Mr. Pappajohn, to provide financial advisory services to assist the Company with the Company’s fund raising efforts.  These efforts have included advice and assistance with the preparation of Private Placement Memoranda, investor presentations, financing strategies, identification of potential and actual investors, and introductions to placement agents and investment bankers. The engagement agreement calls for a retainer fee of $10,000 per month starting February 1, 2010.  As of June 30, 2013 the Company had accrued $312,600 for the services provided by Equity Dynamics of which $155,000 has been paid, $157,600 of consulting fees due and payable at June 30, 2013.  The initial term of the agreement was for 12 months from its initiation. The agreement can be cancelled by either party, with or without cause, with 30 days written notice. On March 22, 2012, the Board ratified the extension of the engagement agreement through January 2012. This agreement has now been terminated.

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

On August 22, 2012, pursuant to the August 2012 purchase agreement, we issued to Dr. Meyer Proler an August 2012 Note in the aggregate principal amount of $50,000.  We received $50,000 from Dr. Proler in gross proceeds. As of January 31, 2013, Dr. Proler converted his August 2012 Notes, in aggregate $50,000, plus interest thereon into 1,121,238 shares of common stock at a conversion price of $0.04718 per share.

On October 19, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to the Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (the “Follman Trust”), an accredited investor, of which Robert J. Follman is a trustee. As of February 25, 2013, Mr. Follman is a Director of the Company and a greater than 5% beneficial owner of the Company. On June 14, 2013, the Follman Trust converted their October 2012 Note and interest thereon to into 4,491,310 shares of common stock at a conversion price $0.04718 per share.

On October 25, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to Extuple Limited Partnership (“Extuple”), an accredited investor, of which Philip Deck is the managing partner. Extuple is a greater than 5% beneficial owner of the Company. On June 14, 2013, the Extuple converted $50,000 of their October 2012 Note and interest thereon to into 1,121,237 shares of common stock at a conversion price $0.04718 per share.

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

Also on November 28, 2012, we issued October 2012 Notes in exchange for cash in the aggregate principal amount of $50,000 to Mr. Carpenter, the Chief Executive Officer of the Company. On March 27, 2013, Mr. George Carpenter converted his October 2012 Note and interest thereon into 1,091,299 shares of common stock at a conversion price of $0.04718 per share.

Also on November 28, 2012, we issued an additional October 2012 Note in the principal amount of $25,000 to Andy Sassine in exchange for cash. As of February 25, 2013, Mr. Sassine is a Director of the Company. On April 30, 2013, Mr. Sassine converted his October 2012 Note and interest thereon to into 550,021 shares of common stock at a conversion price $0.04718 per share.

 On November 29, 2012, an October 2012 Note in the aggregate principal amount of $250,000 was issued in exchange for cash to Mark and Jill Oman, who are accredited investors and are greater than 5% beneficial owners of the Company. On April 30, 2013, Mr. & Mrs. Oman converted their October 2012 Note and interest thereon into 2,223,929 shares of common stock at a conversion price of $0.04718 per share.

Also on November 29, 2012, an October 2012 Note in the aggregate principal amount of $100,000 was issued in exchange for cash to Ronald Dozoretz MD, an accredited investor who has previously invested in the Company and was at one time a greater than 5% beneficial owner of the Company. On June 14, 2013, Dr. Dozoretz converted his October 2012 Note and interest thereon to into 2,223,929 shares of common stock at a conversion price $0.04718 per share.

On November 30, 2012, we issued a $60,000 October 2012 Note to Mr. Hopfenspirger in exchange for cash. As of December 31, 2012, Mr. Hopfenspirger holds October 2011 Notes and an October 2012 Note in the aggregate principal amount of $150,000 and was at one time a greater than 5% beneficial owner of the Company. On January 18, 2013, Mr. Hopfenspirger converted his $60,000 October 2012 Note, plus interest thereon, into 1,287,303 shares of common stock at a conversion price of $0.04718 per share.

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

On February 28, 2013, Dr. Proler invested $25,000 for 100,000 shares of common stock at $0.25 per share pursuant to a subscription agreement. The Company received gross cash proceeds of $25,000. On April 11, 2013, Mr. Proler converted $50,000 of the August 22, 2012 to purchase 1,121,238 shares of common stock at $0.04718 per share.

On March 18, 2013, Tierney Family Trust, of which Mr. Tierney our Chairman of the Board is a trustee, invested $100,000 for 400,000 shares of common stock at a price of $0.25 per share pursuant to a subscription agreement. The Company received gross cash proceeds of $100,000.

For May and June 2013, we accrued $10,000 per month for an aggregate of $20,000 for marketing services provided by Decision Calculus Associates (“DCA”), an entity operated by the spouse of George Carpenter, our Chief Executive Officer. To date no payments have been made to DCA pending approval of this consulting agreement by the Board.

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

7. EARNINGS (LOSS) PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the three months and nine months ended June 30, 2013 and 2012, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net earnings (loss) and shares used to compute net income (loss) per share for the three months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30,
	2013	2012
Net Loss for computation of basic net loss per share:
From continuing operations	$(1,332,200)	$3,716,400
From discontinued operations	$(1,800)	$(101,200)
Net loss	$(1,334,000)	$3,615,200
Basic net loss per share:
From continuing operations	$(0.03)	$1.98
From discontinued operations	$(0.00)	$(0.05)
Basic net loss per share	$(0.03)	$1.93
Net Loss for computation of dilutive net loss per share:
From continuing operations	$(1,332,200)	$3,716,400
From discontinued operations	$(1,800)	$(101,200)
Net loss	$(1,334,000)	$3,615,200
Diluted net earnings (loss) per share:
From continuing operations	$(0.03)	$0.52
From discontinued operations	$(0.00)	$(0.01)
Basic net earnings (loss) per share	$(0.03)	$0.51

Basic weighted average shares outstanding	42,691,256	1,874,175
Dilutive common equivalent shares	-	5,226,232
Diluted weighted average common shares	42,691,256	7,100,407

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	15,484,248	2,537,964
Warrants	1,344,222	2,164,440
Options	9,749,594	523,828

A summary of the net loss and shares used to compute the loss per share for the nine months ended June 30, 2013 and 2012 are as follows:

	Nine months ended June 30,
	2013	2012
Net Loss for computation of basic net loss per share:
From continuing operations	$(3,823,300)	$(7,180,800)
From discontinued operations	$(15,200)	$(329,500)
Net loss	$(3,838,500)	$(7,510,300)
Basic net loss per share:
From continuing operations	$(0.17)	$(3.83)
From discontinued operations	$(0.00)	$(0.18)
Basic net loss per share	$(0.17)	$(4.01)
Net Loss for computation of dilutive net loss per share:
From continuing operations	$(3,823,300)	$(7,180,800)
From discontinued operations	$(15,200)	$(329,500)
Net loss	$(3,838,500)	$(7,510,300)
Diluted net loss per share:
From continuing operations	$(0.17)	$(3.83)
From discontinued operations	$(0.00)	$(0.18)
Basic net loss per share	$(0.17)	$(4.01)

Basic weighted average shares outstanding	22,336,772	1,873,902
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	22,336,772	1,873,902

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	28,520,408	2,206,186
Warrants	1,064,338	1,909,184
Options	7,429,517	525,206

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

Discovery is ongoing and the Company continues to aggressively defend the action. The Company believes the third amended complaint, like the prior complaints, is without merit. The Company has not accrued any amounts related to this matter. The action is captioned Leonard J. Brandt and Brandt Ventures, GP v. CNS Response, Inc., Sail Venture Partners and David Jones , case no. 30-2011-00465655-CU-WT-CJC.

The Company has expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  The Company does not know whether Mr. Brandt will institute additional claims against the Company and the defense of any such claims could involve the expenditure of additional resources by the Company.

Lease Commitments

On December 30, 2009 the Company entered a three year lease, commencing February 1, 2010 and terminating on January 31, 2013 for its new Headquarters and Neurometric Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  On January 29, 2013, we signed a 12 month extension of our lease. The lease period started on February 1, 2013 and ends January 31, 2014. The monthly rent remains the same as our 2012 monthly rate at $4,147 with the 9th month of the lease, October 2013, being a rent-free month. The remaining lease obligation totals $24,900.

The Company leased space for its Clinical Services, our discontinued operation, under an operating lease.  The original lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility had an average cost for the lease term of $5,100 per month. As the Company discontinued these operations, it fully accrued the remaining outstanding balance of the lease as of September 30, 2012.

The Company incurred rent expense from continuing operations of $12,400 and $10,900 for the three months ended June 30, 2013 and 2012, respectively and $35,300 and $32,700 for the nine months ended June 30, 2013 and 2012, respectively. Rent expense from discontinued operations was $0 and $16,800 for the three months ended June 30, 2013 and 2012 and $0 and $49,900 for the nine months ended June 30, 2013 and 2012

On November 8, 2010 we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months ending October 2014 and the monthly payment is $412. As of June 30, 2013 the remaining lease obligation is $6,200: being $1,200 and $5,000 for fiscal years 2014.

On April 24, 2013 we entered into a financial lease to acquire additional EEG equipment costing $8,900.  The term of the lease is 36 months ending May 2016 and the monthly payment is $325. As of June 30, 2013 the remaining lease obligation is $11,100: being $1,000, $3,900 and $2,300 for fiscal years 2014, 2015 and 2016 respectively.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3-5 years	More than 5 years

Capital Lease Obligations	$17,300	$2,200	$12,800	2,300	-
Operating Lease Obligations, current operations	29,000	29,000	-	-	-
Operating Lease Obligations, discontinued operations	-	-	-	-	-
Total	$46,300	$31,200	$12,800	2,300	-

9. SUBSEQUENT EVENTS

Events subsequent to June 30, 2013 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  The following events have occurred since June 30, 2013.

On July 22, 2013, one affiliated accredited investor, the Tierney Family Trust, of which Thomas Tierney our Chairman of the Board is a trustee, purchased an aggregate of 400,000 shares of common stock at a price of $0.25 per share pursuant to a Private Placement Offering Memorandum dated May 23, 2013. The Company received gross aggregate cash proceeds of $100,000.

On August 12, 2013, all of the holders of $1.00 convertible notes (“$1 Note(s)”) (see Note 4 above) converted $1 Notes in the aggregate principal amount of $6,363,900, plus $1,359,400 in accrued interest thereon, into shares of common stock at the price of $0.25 per share. The conversion followed an amendment of the Notes to permit a temporary reduction in the conversion price from $1.00 per share to $0.25 per share. All $1.00 Note holders consented to the amendment and converted their Notes and interest thereon at a conversion price of $0.25 per share of common stock with the resultant issuance of 30,893,419 shares. The $1.00 Note holders included four affiliates of the Company:

•	Mr. John Pappajohn, a Director of the Company converted six notes with an aggregate principal amount of $1,511,700, plus $317,900 of interest thereon, into 7,318,228 shares of common stock;
•	Mr. Andy Sassine, a Director of the Company, converted two notes with an aggregate principal amount of $700,000, plus $174,600 of interest thereon, into 3,498,200 shares of common stock;
•	Mr. Zach McAdoo, a Director of the Company, converted three notes held by the Zanett Opportunity Fund, Ltd., of which he is the President, with an aggregate principal amount of $380,000, plus $57,200 of interest thereon, into 1,748,720 shares of common stock;
•	Mr. Paul Buck, the CFO of the Company, converted one note with a principal amount of $75,000, plus $14,900 of interest thereon, into 359,450 shares of common stock;

As of August 12, 2013, all of our convertible debt has been converted to equity except for two October 2012 Notes with an aggregate balance of $160,000 and interest thereon of $11,680.

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

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the three and nine months ended June 30, 2013 and 2012.  Except for historical information, the matters discussed in this management's discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to, among other things, future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our limited capital and inability to raise additional funds to support operations and capital expenditures;
•	our inability to gain widespread acceptance of our PEER Reports in existing and new market segments;
•	our inability to prevail in convincing the FDA that our rEEG or PEER Online service does not constitute a medical device and should not be subject to regulation as such;
•	our inability to successfully compete against existing and future competitors;
•	our inability to manage and maintain the growth of our business;
•	our inability to protect our intellectual property rights; and
•	other factors discussed under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" in our Annual Report on Form 10-K for the year ended September 30, 2012 and in this Quarterly Report on Form 10-Q.

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

We believe that our technology offers an improvement over traditional methods for evaluating pharmacotherapy options in patients suffering from non-psychotic behavioral disorders, because our technology is designed to correlate the success of courses of medication with the neurophysiological characteristics of a particular patient. Our technology provides medical professionals with medication sensitivity data for a subject patient based upon the identification and correlation of treatment outcome information from other patients with similar neurophysiologic characteristics.  This treatment outcome information is contained in what we believe to be the largest outcomes database for mental health care pharmacotherapy. There are now over 35,500 outcomes within the database from over 9,200 unique patients with psychiatric or addictive problems. We refer to this database as the PEER Online database (it was formerly known as the “CNS Database”). For each patient in the PEER Online database, we have compiled neurophysiology data from electroencephalographic (“EEG”) scans, symptoms and outcomes often across multiple treatments from multiple psychiatrists and other physicians. This patented technology, called PEER Online™ (based on a technology known as “Referenced-EEG®” or “rEEG®”), represents an innovative approach to describing effective medications for patients suffering from debilitating behavioral disorders.

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

Since our inception, we have generated significant net losses. As of June 30, 2013, we had an accumulated deficit of approximately $49.2 million, and as of September 30, 2012, our accumulated deficit was approximately $45.6 million. We incurred operating losses of $3.0 million and $3.7 million for the nine months ended June 30, 2013 and 2012 respectively and incurred net losses of $3.8 million and $7.5 million for those respective periods. Assuming we are able to continue our operations, we expect our net losses to continue for at least the next couple of years. We anticipate that a substantial portion of any capital resources and efforts would be focused on our clinical trial being conducted at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital, followed by the scale-up of our commercial organization, further research, product development and other general corporate purposes. We anticipate that future research and development projects would be funded by grants or third-party sponsorship, along with funding by the Company.

As June 30, 2013 our current liabilities of approximately $11.9 million exceeded our current assets of approximately $0.8 million by approximately $11.1 million and, assuming we are able to continue our operations, our net losses will continue for the foreseeable future.  As part of the $11.9 million of current liabilities we have approximately $6.5 million of secured convertible debt and $1.3 million of accrued interest thereon. Effective August 12, 2013 all the holders notes convertible at $1.00 agreed to convert their notes and interest to equity at a conversion price of $0.25 per share. Consequently, following these conversions, the principal amount of the notes outstanding is $160,000. We will need additional funding and to further restructure our debt to complete our clinical trial at Walter Reed and to continue our operations, plus substantial additional funding before we can significantly increase the demand for our PEER Online services.  We will have to repay the $160,000 of our remaining two notes outstanding plus interest starting October 1, 2013 unless the note holders convert to common stock. Since January 18, 2013, note holders have converted approximately $3.1 million of notes including interest, to common stock and we have raised a further approximately $1.6 million as part of our private placement offerings of common stock at $0.25 per share.

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

Recent Developments

On January 23, 2013, we received a memorandum from the Commander, Walter Reed National Military Medical Center (“WRNMMC” or “Walter Reed”). The memorandum officially confirmed the approval on November 30, 2012, by the WRNMMC Institutional Review Board, of the Company’s protocol to conduct a multi-site clinical study. The project title of the clinical study is “Use of PEER Interactive to inform the prescription of psychotropic medications to patients with behavioral disorders.”

During the clinical study at Walter Reed and Fort Belvoir Community Hospital (“Fort Belvoir”), military and civilian physicians will treat 2,000 volunteer study patients with a diagnosis of depression. The patients may also have comorbid disorders such as post-traumatic stress disorder (PTSD), mild traumatic brain injury (mTBI), and other psychiatric disorders. Additional sites, including at least one region of the Veterans Administration, are anticipated during 2013. The Henry M. Jackson Foundation has joined the Company as a research partner, providing clinical study support in all locations.

The clinical study is a prospective, randomized, multi-site, double blind study of the utility of PEER Interactive in improving medication outcomes in mental health. Patients are now being enrolled and tracked in the study at Walter Reed and Fort Belvoir and enrollment will continue throughout the year and into 2014. We anticipate analysis of the interim data during the first calendar quarter of 2014. The military is paying $540 per PEER Report generated for the study. We have assigned EEG equipment at both Walter Reed and Fort Belvoir locations. Col (Ret) Stewart Navarre, who is our Vice President of Government Accounts, has relocated to Bethesda, MD, to monitor the clinical study. Through the Henry M. Jackson Foundation we have engaged three clinical research coordinators and two EEG technologists to work on the study. As of July 31, 2013, we have a Lead Principal Investigator and two site-specific Principal Investigators working on the study, along with 39 sub-investigators who we have recruited with the help of the Principal Investigators. We have recently commenced billing the Military for our PEER reports.

In light of our efforts with the Military, we are also encouraged to see that the Senate Appropriations Committee has proposed allocating monies specifically for medical research into the psychological health of military families, the impact and treatment of traumatic brain injury and the prevention of suicide. This funding is detailed in the Senate’s proposed Department of Defense Appropriations Act for 2014, and is part of a major initiative specifically focusing on the support of troops, veterans and their families.

2013 Annual Shareholders’ Meeting

On May 23, 2013, the Company held its 2013 annual meeting of stockholders (the “2013 Annual Meeting”), at which the holders of the Company’s common stock voted to elect each of the following directors to serve until the next annual meeting and until his successor is elected and qualified: Thomas Tierney, John Pappajohn, Walter Schindler, Zachary McAdoo, Richard Turner, Andrew Sassine and Robert Follman.

At the 2013 Annual Meeting the shareholders also approved the following proposals:

•	To amend the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”) in order to increase the number of shares of common stock, par value $0.001 per share, authorized for issuance under the Charter from 100,000,000 to 150,000,000
•	To amend the Company’s Charter in order to create one or more new series of preferred stock, par value $0.001 per share, and authorize 15,000,000 shares of such preferred stock for issuance
•	To adopt the Company’s 2012 Omnibus Incentive Compensation Plan, as amended, to award grants of up to an aggregate of 15,000,000 shares of common stock
•	To consider and provide an advisory (non-binding) vote to approve the compensation of the Company’s named executive officers as described in the proxy statement (the “Say-on-Pay Vote”) and to consider the frequency of holding the Say-on-Pay Vote (with shareholders approving a three year cycle).
•	To ratify the selection by the Audit Committee of the Company’s Board of Directors of Cacciamatta Accountancy Corporation as the Company’s independent registered accounting firm for the fiscal year ending September 30, 2013.

The Company’s Charter was amended for the first two of these items effective May 31, 2013.

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

From January 1, 2013 through June 30, 2013, holders of convertible notes in the aggregate principal amount of $3,088,100, and $288,000 of interest thereon, have converted their notes into 41,873,745 shares of common stock. Of these conversions, October 2012 Notes in the aggregate principal amount of $1,838,100 together with interest of $68,100 converted into 40,403,929 shares of common stock at a conversion price of $0.04718. Other note conversions were of October 2010 Notes and January 2011 Notes in the aggregate principal amount of $1,250,000 together with interest of $219,800, which converted into 1,469,816 shares of common stock at a conversion price of $1.00. These conversions included the following affiliates:

•	Mr. John Pappajohn, a Director of the Company converted a $500,000 note, plus interest thereon for 10,838,809 shares of common stock;
•	Mr. Walter Schindler, a Director of the Company converted 11 notes on behalf of the various SAIL entities with an aggregate principal amount of $1,440,000, plus interest thereon for 5,631,699 shares of common stock;
•	The Tierney Family Trust of which Mr. Thomas Tierney, the Chairman of our Board is a trustee, converted two notes with an aggregate principal amount of $200,000, plus interest thereon for 4,403,349 shares of common stock;
•	Mr. Andy Sassine, a Director of the Company converted a $25,000, plus interest thereon for 550,021 shares of common stock.
•	The Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (“Follman Trust”) of which Robert Follman, a Director of the Company, is a trustee converted a note with an aggregate principal amount of $200,000, plus interest thereon for 4,491,310 shares of common stock;
•	Mr. George Carpenter, our Chief Executive Officer, converted a $50,000, plus interest thereon for 1,091,299 shares of common stock.

On August 12, 2013, all of the holders of $1.00 convertible notes (“$1 Note(s)”) (see Note 4 above) converted $1 Notes in the aggregate principal amount of $6,363,900, plus $1,359,400 in accrued interest thereon, into shares of common stock at the price of $0.25 per share. The conversion followed an amendment of the Notes to permit a temporary reduction in the conversion price from $1.00 per share to $0.25 per share. This reduction in the conversion price was recommended and approved by a committee of the Board of Directors composed entirely of disinterested directors. All $1.00 Note holders consented to the amendment and converted their Notes and interest thereon at a conversion price of $0.25 per share of common stock with the resultant issuance of 30,893,419 shares. The $1.00 Note holders included four affiliates of the Company:

•	Mr. John Pappajohn, a Director of the Company converted six notes with an aggregate principal amount of $1,511,700, plus $317,900 of interest thereon, into 7,318,228 shares of common stock;
•	Mr. Andy Sassine, a Director of the Company, converted two notes with an aggregate principal amount of $700,000, plus $174,600 of interest thereon, into 3,498,200 shares of common stock;
•	Mr. Zach McAdoo, a Director of the Company, converted three notes held by the Zanett Opportunity Fund, Ltd., of which he is the President, with an aggregate principal amount of $380,000, plus $57,200 of interest thereon, into 1,748,720 shares of common stock;
•	Mr. Paul Buck, the CFO of the Company, converted one note with a principal amount of $75,000, plus $14,900 of interest thereon, into 359,450 shares of common stock.

As of August 12, 2013, all of our convertible debt has been converted to equity except for two October 2012 Notes with an aggregate balance of $160,000 and interest thereon of $11,680.

From February 22, 2012 through August 12, 2013, we have raised gross proceeds of $1,572,000 from 27 accredited investors through the private placement of 6,290,000 shares of common stock at a price of $0.25 per share pursuant to a subscription agreement. These investors included our Chairman, Mr. Tierney, who purchased 800,000 shares for $200,000, Mr. Buck, our Chief Financial Officer, who purchased 50,000 shares for $12,500; Extuple Limited Partners, a greater than 5% shareholder which is managed by Philip Deck, which purchased 1,200,000 shares for $300,000; Mark and Jill Oman, who are greater than 5% shareholders, and an entity under their control purchased 1,000,000 shares for $250,000.

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

 Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

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

Stock Option Grant on March 26, 2013:

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

Results of Operations for the three months ended June 30, 2013 and 2012

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

	Three Months Ended June 30,
	2013	2012
Revenues	100%	100%
Cost of revenues	150	108
Gross profit	(50)	(8)
Research	205	202
Product Development	1,455	613
Sales and marketing	322	680
General and administrative expenses	2,522	2,013
Operating loss	(4,554)	(3,516)
Other income (expense), net	(590)	14,847
Net income (expense) before discontinued operations	(5,144)%	11,331%
Loss from Discontinued Operations	(7)	(309)
Net income (loss)	(5,151)%	11,022%

After a significant slowdown in operations during the period of October through December 2012 due to the severe lack of cash resources, the Company’s operations have increased slightly with the increase in publicity and general awareness of the PEER technology. During the quarter ended June 30, 2013, the Company has not spent any funds on marketing to psychiatrists or consumers, as its limited resources remain focused on the Walter Reed and Fort Belvoir clinical trial. However, we have experienced increased interest from doctors, outside of the clinical trial, who are new to using the PEER report. We can offer no assurances that this increased level of interest will continue. The Company needs to raise additional funds to support the clinical trial.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

Revenues

The following table presents revenues for each of the periods indicated and the corresponding percent change.

	Three Months Ended June 30,
	2013	2012	Percent Change
Neurometric Service Revenues	$25,900	$32,800	(21)%

With respect to our Neurometric Services business, the number of non-study related third party paid PEER Reports delivered decreased from 83 for the three months ended June 30, 2012, to 65 for the three months ended June 30, 2013. The decrease in 18 tests during the 2013 period is due to the focus of all resources on our clinical study at Walter Reed and Fort Belvoir. The average revenue per report stayed constant at approximately $399 per test for the periods ended June 30, 2013 and 2012 respectively. As our Clinical Services operation had been discontinued no PEER Reports were ordered during the 2013 period, however 13 reports had been ordered during the 2012 period. The total number of free PEER Reports processed was 16 and 7 for the periods ended June 30, 2013 and 2012 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Three Months Ended June 30,
	2013	2012	Percent Change
Cost of Neurometric Services Revenues	$38,800	$35,500	9%

Cost of Neurometric Services Revenues consisting of payroll costs, consulting costs, and other miscellaneous charges were as follows:

	Three Months Ended June 30,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$27,000	$26,800	$200
Consulting fees	10,800	7,800	3,000
Other miscellaneous costs	1,000	900	100
Total Costs of Revenues	$38,800	$35,500	$3,300

Consulting costs associated with the processing of PEER Reports are $75 per PEER Report. We expect the cost of revenues to decrease as a percentage of revenues once we improve our operating efficiency and increase the automation of certain processes.

(1)	Salary and benefit expenses for the 2013 and 2012 periods remained substantially the same; however, from January through April 2013 period 67% of the salary was paid in cash and 33% of the salary was accrued as a result of the Company’s limited cash resources, from May 2013 forward 100% of salaries are being paid to staff.
(2)	Consulting fees increased for the 2013 quarter, due to additional resources being used to process study related EEG’s to ensure a more rapid generation of the PEER Reports.
(3)	Other miscellaneous costs remained substantially the same for the 2013 quarter.

Research

	Three Months Ended June 30,
	2013	2012	Percent Change
Neurometric Services Research	$53,100	$66,300	(20)%

Research expenses consist of clinical studies expenses, doctor training costs, consulting fees, payroll costs (including stock-based compensation costs), travel and conference costs and other miscellaneous costs which were as follows:

	Three Months Ended June 30,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$48,800	57,600	$(8,800)
Consulting fees	-	3,000	(3,000)
Other miscellaneous costs	4,300	5,700	(1,400)
Total Research	$53,100	$66,300	$(13,200)

Comparing the three months ended June 30, 2013 with the corresponding period in 2012:

(1)	Salary and benefit costs decreased for the 2013 quarter as we renegotiated our arrangement with Dr. Hoffman to be our part-time medical director, which resulted in a slight reduction in salary and benefit costs.
(2)	Consulting costs decreased over the prior year quarter as there was no need for consulting services.
(3)	Other miscellaneous costs were reduced as travel related expenses were curtailed for the 2013 period.

Product Development

	Three Months Ended June 30,
	2013	2012	Percent Change
Neurometric Services Product Development	$376,800	$200,900	88%

Product Development expenses consist of payroll costs (including stock-based compensation costs), consulting fees, programming fees on the production system, database costs and miscellaneous costs which are detailed in the table below. We are aggregating most of our clinical trial costs within this cost center.

	Three Months Ended June 30,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$129,300	$63,500	$65,800
Consulting fees	190,700	92,700	98,000
System development costs	10,600	42,100	(31,500)
Advertising and marketing costs	2,400	-	2,400
Conference & travel	31,200	-	31,200
Other miscellaneous costs	12,600	2,600	10,000
Total Product Development	$376,800	$200,900	$175,900

Comparing the three months ended June 30, 2013 with the corresponding period in 2012:

(1)	Salaries and benefits increased for the 2013 period due to (a) an increase in stock-based compensation and health insurance costs and (b) a realignment of staff from Sales and Marketing to Product Development: the role of our VP of Government Accounts, Col (Ret) Stewart Navarre has changed from Sales and Marketing to Product Development in connection with the Walter Reed/Fort Belvoir clinical trial effective January 2013. Salaries for the 2013 period are being paid at 67% of the normal salary with 33% being accrued, from May 2013 forward 100% of salaries are being paid to staff.
(2)	Consulting fees were increased for the 2013 period as the Company is using Consulting resources in conducting the Walter Reed clinical trial.
(3)	System development and maintenance costs decreased for the 2013 period as there were no new major system initiatives undertaken during this period. However, expenditures were focused on clinical study software to be used in the Walter Reed clinical trial. In the 2012 period we had effected major upgrades to the PEER Online system with the development of the Physician’s Portal to provide greater web-enabled capabilities and the conversion to the newer Neuroguide platform, which provides superior capabilities to the PEER Online system.
(4)	Conference and travel costs increased for the 2013 period as we initiated our Walter Reed clinical study; our VP of Government Accounts has relocated to Maryland to manage the clinical trial.
(5)	Advertising and marketing costs increased for the 2013 period as we recruited subjects for clinical study.
(6)	Other miscellaneous costs increased substantially for costs related to setting-up and running the clinical study.

 Sales and marketing

	Three Months Ended June 30,
	2013	2012	Percent Change
Neurometric Services Sales and Marketing Expenses	$83,400	$223,200	(63)%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.

	Three Months Ended June 30,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$57,200	$179,100	$(121,900)
Consulting fees	20,300	30,900	(10,600)
Advertising and marketing costs	3,600	-	3,600
Conferences and travel costs	100	10,200	(10,100)
Other miscellaneous costs	2,200	3,000	(800)
Total Sales and marketing	$83,400	$223,200	$(139,800)

Comparing the three months ended June 30, 2013 with the corresponding period in 2012:

(1)	Salaries and benefits decreased for the 2013 quarter as our Executive Vice President of Marketing left the Company in September 30 2012; he continues to be a resource for the Company on a consulting basis. Secondly, as mentioned above, we realigned our staff from the Sales and Marketing cost center to the Product Development cost center due to a change in the roles from sales to project management of the Walter Reed clinical trial. These adjustments resulted in a decline of roughly $115,000 in this line item. Salaries for the 2013 period are being paid at 67% of the normal salary with 33% being accrued, from May 2013 forward 100% of salaries are being paid to staff.

(2)	Consulting fees decreased slightly for the 2013 quarter as the Company cut back on all marketing consulting services due to limited cash resources available.
(3)	Advertising and marketing expenses in the 2013 quarter increased as we conducted a test marketing campaign in the Washington, DC area in support of our study recruitment efforts.
(4)	Conference and travel related expenditures were curtailed for the 2013 quarter compared to the 2012 period due to limited cash resources and the reductions in staff and consultants.
(5)	Miscellaneous expenditures for the 2013 quarter decreased slightly from the prior year period as expenses were kept to a minimum due to limited cash resources available.

General and administrative

	Three Months Ended June 30,
	2013	2012	Percent Change
Neurometric Services General and Administrative Expenses	$653,200	$660,300	(1)%

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs and miscellaneous costs.

	Three Months Ended June 30,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$372,900	$412,500	$(39,600)
Legal fees	92,500	70,500	22,000
Other professional and consulting fees	47,300	65,900	(18,600)
Patent costs	16,600	19,800	(3,200)
Marketing and investor relations costs	14,300	4,900	9,400
Conference and travel costs	26,200	13,800	12,400
Dues and subscriptions fees	23,400	12,800	10,600
General admin and occupancy costs	60,000	60,100	(100)
Total General and administrative costs	$653,200	$660,300	$(7,100)

With respect to our Neurometric Services business, in the three months ended June 30, 2013, compared to the same period in 2012 we had the following changes:

(1)	Salaries and benefit expenses decreased for the 2013 period as part of the stock compensation accrual became fully vested. Salaries for the 2013 period were being paid at 67% of the normal salary with 33% being accrued, from May 2013 forward 100% of salaries are being paid to staff.
(2)	Legal fees showed a net increase for the 2013 period; this was partly due to the mix of legal services used. The Brandt litigation costs increased by $45,600 for the 2013 period. Legal fees for our general and SEC matters remained about the same over the prior year period. Our Government lobbing expense has decreased by $24,400 for the 2013 period.
(3)	Professional and consulting fees decreased by $8,400 due to the timing and mix of consulting and professional services used during the respective periods.
(4)	Patent costs decreased slightly due to the timing of patent application and maintenance costs which had been deferred for as long as possible due to the limited cash resources available; however these costs will need to be paid in the near future to ensure that no patents or applications would be lost due to non-payment of fees.
(5)	Corporate marketing and investor relations expenses increased for the 2013 period due to a marketing effort to introduce the PEER technology to the Australian Military.
(6)	Conference and travel costs increased in the 2013 period as the Walter Reed clinical study ramped-up. Furthermore, additional travel expenses were incurred in support of our fundraising efforts.
(7)	Dues and subscriptions had increased in the 2013 period due to cost associated with the annual shareholders meeting.
(8)	General administrative and occupancy cost remained the same over both periods.

Other income (expenses)

The following table presents other non-operating expense for each of the periods indicated and the corresponding percent change.

	Three Months Ended June 30,
	2013	2012	Percent Change
Neurometric Services expense, net	$(152,800)	$4,870,900	*

     (* not meaningful)

For the three months ended June 30, 2013 and 2012 net other non-operating income and expenses for Neurometric Services were as follows:

•	For the 2013 period we incurred non-cash interest charges totaling $183,300 of which $158,400 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $23,800 of the note conversion benefit discount on the notes issued in August and September of 2012; only $1,300 was for actual net interest paid in cash for the period. For the 2012 period non-cash interest charges totaled $767,400, of which $175,700 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $589,200 of warrant discount amortization on derivative liability for warrants and note conversions; only $2,500 was for actual net interest paid in cash for the period.

•	For the 2013 period we amended our accounting treatment for cash finance fees to placement agents for the placement of common stock by offsetting the charge against equity. This change resulted in a credit balance of $30,500 for this period. For the 2012 period we had no finance fee expenses.

•	For the three months ended June 30, 2013, we incurred no offering costs, whereas for the same period in 2012 we expensed deferred offering costs of $781,400 related to our Canadian and United States efforts to raise funds in the public markets.

•	Under ASC 815, the fair value of all derivative instruments are required to be measured periodically and the change in fair value of these non-hedging derivative instruments are to be recognized in current earnings. As all derivative liabilities associated with revaluation of our promissory note conversion feature and associated warrants had been eliminated as of the end of November 2012, we incurred no gain or charge for the three months ended June 30, 2013. Conversely, for the same period in 2012 we had a non-cash gain of $6,419,700 on the valuation of the derivative liabilities. Prior to the elimination of derivative liabilities, the Company experienced substantial changes in the valuation of these liabilities from quarter to quarter as a result of the volatility in its stock price. The derivative liabilities were eliminated when all ratchet features were removed from the convertible notes and all the note-related warrants were forfeited pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement which became effective at the end of November, 2012, with the approval of the majority of each tranche of noteholders.

Net Loss from Continuing Operations

	Three months ended June 30,		Percent Change
	2013	2012
Neurometric Services net loss	$(1,332,200)	$3,716,400	*

     (* not meaningful)

The net loss for our Neurometric Services business of approximately $1.3 million for the three months ended June 30, 2013 compared to the $3.7 million gain in the same period in the prior year is primarily due to the net reduction of approximately $5.2 million in predominantly non-cash gains as described in our Other Income (Expense) category above. The remaining reduction of approximately $0.6 million is due to reduced operating expenditures largely driven by the Company’s limited cash resources.

Loss from Discontinued operations:

	Three months ended June 30,		Percent Change
	2013	2012
Clinical Services net loss	(1,800)	(101,200)	(98)%

For our Clinical Services business, the net loss for the three month period ended June 30, 2013 of $1,800 is a decrease of $99,400 over the same three months of the prior year when it was fully operational. As there were no ongoing operations during the 2013 period, the loss incurred was largely for expenses related to the storage of records.

The decision to discontinue the Clinical Services operations was due to NTC’s persistent losses and its inability to function as a standalone entity within the foreseeable future. As the Company was unsuccessful in raising funds in its registered public offering, there were insufficient cash resources to continue to support NTC.

Results of Operations for the Nine Months Ended June 30, 2013 and 2012

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

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Nine Months Ended June 30,
	2013	2012

Revenues	100%	100%
Cost of revenues	127	123
Gross profit	(27)	(23)
Research	188	226
Product Development	847	529
Sales and marketing	306	904
General and administrative expenses	2,237	2,508
Operating loss	(3,605)	(4,190)
Other income (expense), net	(985)	(3,789)
Net income (expense) before discontinued operations	(4,590)%	(7,979)%
Loss from Discontinued Operations	(18)	(366)
Net income (loss)	(4,608)%	(8,345)%

Revenues

The following table presents revenues for each of the periods indicated and the corresponding percent change.

	Nine Months Ended June 30,
	2013	2012	Percent Change
Neurometric Service Revenues	$83,300	$90,000	(07)%

              With respect to our Neurometric Services business, the number of third party paid PEER Reports delivered decreased from 229 for the nine months ended June 30, 2012, to 210 for the nine months ended June 30, 2013. The decrease in 19 tests during the 2013 period is due to the focus of all resources on our clinical study at Walter Reed and Fort Belvoir. The average revenue per report stayed constant at approximately $398 per test. Our discontinued Clinical Services operation ordered no PEER Reports during the 2013 period, however had ordered 13 reports during the same period in 2012. The total numbers of free PEER Reports processed were 65 and 113 for the periods ended June 30, 2013 and 2012 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Nine Months Ended June 30,
	2013	2012	Percent Change
Cost of Neurometric Services Revenues	$105,800	$110,700	(4)%

Cost of Neurometric Services revenues consisting of payroll costs, consulting costs, and other miscellaneous charges were as follows:

	Nine Months Ended June 30,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$81,500	$79,800	$1,700
Consulting fees	23,200	28,700	(5,500)
Other miscellaneous costs	1,100	2,200	(1,100)
Total Costs of Revenues	$105,800	$110,700	$(4,900)

Consulting costs associated with the processing of PEER Reports are $75 per PEER Report. We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

(1)	Salary and benefit expenses for the 2013 and 2012 periods remained substantially the same; however, for most of the 2013 period 67% of the salary was paid in cash and 33% of the salary was accrued as a result of the Company’s limited cash resources; effective May 2013, 100% of salaries are being paid to staff.
(2)	Consulting fees declined for the 2013 period, partly due to the reduced number of test and the lack of funds.
(3)	Other miscellaneous costs declined for the 2013 period due to the lack of funds.

Research

	Nine Months Ended June 30,
	2013	2012	Percent Change
Neurometric Services Research	$156,400	$203,400	(23)%

Research expenses consist of clinical studies expenses, doctor training costs, consulting fees, payroll costs (including stock-based compensation costs), travel and conference costs and other miscellaneous costs which were as follows:

	Nine Months Ended June 30,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$152,400	175,000	$(22,600)
Consulting fees	(3,000)	9,000	(12,000)
Other miscellaneous costs	7,000	19,400	(12,400)
Total Research	$156,400	$203,400	$(47,000)

Comparing the nine months ended June 30, 2013 with the corresponding period in 2012:

(1)	Salary and benefit costs decreased for the 2013 period as we renegotiated our arrangement with Dr. Hoffman to be our part-time medical director, which resulted in a slight reduction in salary and benefit costs.
(2)	Consulting costs decreased due to a reduction of consulting services as we recaptured an anticipated accrued costs which did not materialize.
(3)	Other miscellaneous costs were reduced as travel related expenses were curtailed for the 2013 period.

Product Development

	Nine Months Ended June 30,
	2013	2012	Percent Change
Neurometric Services Product Development	$705,400	$476,200	48%

Product Development expenses consist of payroll costs (including stock-based compensation costs), consulting fees, programming fees on the production system, database costs and miscellaneous costs which are detailed in the table below. We are aggregating most of our clinical trial costs within this cost center.

	Nine Months Ended June 30,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$314,100	$179,800	$134,300
Consulting fees	236,200	134,100	102,100
System development costs	57,400	148,000	(90,600)
Conference & travel	68,900	1,100	67,800
Other miscellaneous costs	28,800	13,200	15,600
Total Product Development	$705,400	$476,200	$229,200

Comparing the nine months ended June 30, 2013 with the corresponding period in 2012:

(1)	Salaries and benefits increased for the 2013 period due to (a) an increase in stock-based compensation and health insurance costs and (b) a realignment of staff from sales and marketing to product development: the role of our VP of Government Accounts, Col (Ret) Stewart Navarre has changed from Sales and Marketing to Product Development in connection with the Walter Reed/Fort Belvoir clinical trial effective January 2013. Salaries for the 2013 period were being paid at 67% of the normal salary with 33% being accrued; effective May 2013 onwards, 100% of salaries are being paid to staff.
(2)	Consulting fees increased for the 2013 period in connection with the Walter Reed/Fort Belvoir clinical trial starting January 2013 with costs of $104,400; the clinical trial was not operational in the prior period.
(3)	System development and maintenance costs decreased for the 2013 period as there were no new major system initiatives undertaken during this period. However, expenditures were focused on clinical study software to be used in the Walter Reed clinical trial. In the 2012 period we had effected major upgrades to the PEER Online system with the development of the Physician’s Portal to provide greater web-enabled capabilities and the conversion to the newer Neuroguide platform, which provides superior capabilities to the PEER Online system.
(4)	Other miscellaneous costs increased in 2013 due to costs associated with setting up operations for Walter Reed/For Belvoir clinical trial.

Sales and marketing

	Nine Months Ended June 30,
	2013	2012	Percent Change
Neurometric Services Sales and Marketing Expenses	$254,900	$813,600	(69)%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.

	Nine Months Ended June 30,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$210,000	$542,000	$(332,000)
Advertising and marketing costs	3,600	93,100	(89,500)
Consulting fees	25,600	116,000	(90,400)
Conferences and travel costs	9,800	49,500	(39,700)
Other miscellaneous costs	5,900	13,000	(7,100)
Total Sales and marketing	$254,900	$813,600	$(558,700)

Comparing the nine months ended June 30, 2013, with the same period in 2012:

(1)	Salaries and benefits decreased for the 2013 period as our Executive Vice President of Marketing left the Company; he continues to be a resource to the Company on a consulting basis. Secondly, compensation that had been accrued in a prior period was forfeited in exchange for common stock. Thirdly, we realigned our VP of Operations from sales and marketing to product development to project manage the Walter Reed clinical trial. These adjustments resulted in a decline of roughly $210,000 in this line item. Salaries for the 2013 period were being paid at 67% of the normal salary with 33% being accrued; effective May 2013 onward, 100% of salaries are being paid to staff.
(2)	Advertising and marketing expenses in the 2013 period were curtailed due to the limited available cash resources. We undertook a test marketing campaign in the Washington, DC area in support of recruitment efforts for the clinical study. In the 2012 period, we spent $65,000 on a test marketing campaign targeting Denver, Boston, and Southern California and we also incurred $26,000 as part of a marketing/economic analysis undertaken with Medco Health Solutions.
(3)	Consulting fees decreased for the 2013 period as the Company cut back on all marketing consulting services due to limited cash resources available.
(4)	Conference and travel related expenditures were curtailed for the 2013 period compared to the 2012 period, due to reductions and realignment of staff.
(5)	Miscellaneous expenditures for the 2013 period decreased from the prior period as expenses were kept to a minimum due to the limited cash resources available.

General and administrative

	Nine Months Ended June 30,
	2013	2012	Percent Change
Neurometric Services General and Administrative Expenses	$1,863,700	$2,257,300	(17)%

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs and miscellaneous costs.

	Nine Months Ended June 30,
Key Expense Categories	2013	2012	Change
Salaries and benefit costs	$1,020,700	$1,216,100	$(195,400)
Legal fees	354,500	405,500	(51,000)
Other professional and consulting fees	144,100	244,700	(100,600)
Patent costs	52,100	92,400	(40,300)
Marketing and investor relations costs	17,300	15,600	1,700
Conference and travel costs	62,300	63,800	(1,500)
Dues and subscriptions fees	50,600	44,500	6,100
General admin and occupancy costs	162,100	174,700	(12,600)
Total General and administrative costs	$1,863,700	$2,257,300	$(393,600)

With respect to our Neurometric Services business, in the nine months ended June 30, 2013, compared to the same period in 2012 we had the following changes:

(1)	Salaries and benefit expenses decreased for the 2013 period as $133,000 of previously accrued salaries and bonuses were forfeited by the CEO and CFO in exchange for common stock. Salaries for the 2013 period were being paid at 67% of the normal salary with 33% being accrued; effective May 2013 onward, 100% of salaries are being paid to staff.
(2)	Legal fees showed a net decrease for the 2013 period; this was partly due to the mix of legal services used and the timing of those services. The Brandt litigation expenses remained consistent over both periods. We also renegotiated our accrued fees with our lobbying firm which enabled us to recapture $12,000 which was expensed in the 2012 period during which we had lobbing expenses of $69,300. Other legal fees were also reduced as the Company minimized all expenditure during this period for financial reasons.
(3)	Professional and consulting fees decreased due to the mix of consulting services used in the respective periods. The decrease for the 2013 period was primarily due to the fees of our clinical trial/FDA consulting firm being allocated to general and administrative expenses in the 2012 period; these were subsequently booked to our Product Development cost center in the 2013 period; additionally, in 2012 period our financial consultants were assisting the Company with its public offering; those similar expenses did not recur in the 2013 period.
(4)	Patent costs decreased largely due to the timing and volume of patent applications and maintenance costs. Where possible, costs were deferred due to the limited available cash resources; no patents or applications lapsed due to delayed payment of maintenance or application fees.
(5)	Corporate marketing and investor relations remained the same for the both periods.
(6)	Conference and travel costs remained the same over both periods.
(7)	Dues and subscriptions fees were slight increase for the 2013 period.
(8)	General administrative and occupancy costs declined for the 2013 period due to reductions in insurance costs and general costs.

Other expense

The following table presents other non-operating expense for each of the periods indicated and the corresponding percent change.

	Nine Months Ended June 30,
	2013	2012	Percent Change
Neurometric Services expense, net	$(819,600)	$(3,407,600)	(76)%

For the nine months ended June 30, 2013 and 2012 net other non-operating expenses for Neurometric Services was as follows:

•	For the 2013 period we incurred non-cash interest charges totaling $1,200,000 of which $550,200 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $661,000 of the note conversion benefit discount on the notes issued in August and September of 2012; only $2,600 was expensed for actual net interest paid in cash for the period. For the 2012 period non-cash interest charges totaled $3,385,000, of which $481,000 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $2,374,200 of warrant discount amortization on derivative liability for warrants and note conversions; only $6,900 was expensed for actual net interest paid in cash for the period.

•	For the 2013 period we incurred finance fees totaling $62,200 of which $31,700 was paid in cash, and $30,400 was the fair value of the warrants issued to the placement agents, in association with our private placement of convertible notes. For the 2012 period, finance fees totaled $151,500 in connection with our private placement of convertible notes. Of these finance fees, $94,700 were paid in cash and $56,800 was the fair value of warrants that were issued to the placement agents.

•	For the 2013 period, we incurred $2,500 in offering costs, whereas for the same period in 2012 we incurred offering costs of $789,100 in expenses relating to our Canadian and United States efforts to raise funds in the public market.

•	Under ASC 815, all derivative instruments are required to be measured subsequently at fair value and the change in fair value of non-hedging derivative instrument are to be recognized in current earnings. Revaluation of our derivative liabilities for the promissory note conversion feature and associated warrants for the nine months ended June 30, 2013 resulted in a non-cash loss of $97,600. For the same period in 2012 we had a non-cash gain of $918,000 on the valuation derivative liabilities. The Company has experienced substantial changes in the valuation of derivative liabilities from quarter to quarter as a result of the volatility in its stock price. However since all ratchet features have been removed from the convertible notes and all the note-related warrants have been forfeited pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement which was agreed to by the majority of each tranche of noteholders, there will be no US GAAP requirement for derivative accounting in the foreseeable future.

•	For the 2013 period we benefited from a non-cash gain of $556,300 as a result of the accounting for the extinguishment of debt. No similar transaction occurred in the 2012 period. The debt extinguishment accounting is precipitated by the changes in the fair value of existing notes pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement which extended the maturity date and eliminated the ratchet feature of the notes in question. Additionally, for the 2013 period we benefited from a non-cash gain of $90,000 as a result of the forgiveness of debt by Dr. Harbin for consulting services due to him.

Net Loss from Continuing Operations

	Nine Months Ended June 30,		Percent Change
	2013	2012
Neurometric Services net loss	$(3,823,300)	$(7,180,800)	(47)%

The net loss for our Neurometric Services business of approximately $3.8 million for the period ended June 30, 2013 compared to the $7.2 million loss in the same period in the prior year is primarily due to the reduction of approximately $2.5 million in non-cash charges as described in our Other Expense category above. The remaining reduction of approximately $0.8 million is due to a reduction in operating expenses which were scaled back largely due to limited cash resources during October and November of 2012.

Loss from Discontinued operations:

	Nine Months Ended June 30,		Percent Change
	2013	2012
Clinical Services net loss	(15,200)	(329,500)	(95)%

For our Clinical Services business, the net loss for the nine month period ending June 30, 2013 of $15,200 is a decrease of $314,300 compared to the same period of the prior year. As there were no ongoing operations during the 2013 period, the loss incurred was largely due to the write down of assets, namely receivables, which were unlikely to be collected, and to the storage fees for medical records.

The decision to discontinue the Clinical Services operations was due to NTC’s persistent losses and its inability to function as a standalone entity within the foreseeable future. As the Company was unsuccessful in raising funds in its registered public offering, there were insufficient cash resources to continue to support NTC.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of June 30, 2013, we had an accumulated deficit of approximately $49.5 million, which is similar to our accumulated deficit at September 30, 2012, at approximately $45.6 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that with our Walter Reed clinical trial, sales and marketing and general and administrative cost, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of June 30, 2013, we had approximately $671,600 in cash and cash equivalents and a working capital deficiency of approximately $11.1 million compared to approximately $717,200 in cash and cash equivalents and a working capital deficiency of approximately $13.1 million as at September 30, 2012.  The working capital deficiency as of June 30, 2013 includes the $7.8 million of convertible promissory notes and interest outstanding of which approximately $7.5 million are secured and $.3 million is unsecured. The unsecured notes are largely the result of note conversions by the majority holders of the senior October 2012 Notes, which pursuant to the Second Amended and Restated Security Agreement results in the termination of the security interest of the remaining minority of the October 2012 Notes.

As of August 12, 2013, all the holders of $1.00 convertible notes (“$1 Note(s)”) converted $6.4 million worth of notes, plus $1.4 million of accrued interest thereon into shares of common stock at the price of $0.25 per share. The conversion followed an amendment of the $1.00 Notes to permit a temporary reduction in the conversion price from $1.00 per share to $0.25 per share, which was recommended and approved by a committee of the Board of Directors composed entirely of disinterested directors. This conversion of notes to equity reduced our working capital deficit by $7.8 million.

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

We expect to continue to incur operating losses in the future. Although since September 30, 2012 we have raised gross cash proceeds of $1.4 million through the sale of senior secured convertible promissory notes plus a further $1.5 million from the sale of restricted stock at $0.25 per share, we anticipate that our cash on hand and cash generated through our operations will not be sufficient to fund our operations for the next 12 months. [In addition we may have to repay the $160,000 of notes which remain outstanding, plus the interest thereon, starting on October 1, 2013, unless we can raise additional funds, restructure the convertible debt or persuade the noteholders to convert to equity. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could cause us to have to cease operations. As of June, 30, 2013, holders of convertible notes in the aggregate principal of amount of $3.1 million and $0.29 million of interest thereon have converted their notes into approximately 41.9 million shares of common stock. Of these conversions approximately 27.0 million shares were issued upon conversion to directors and an officer. Subsequently on August 12, 2013, all the holders of $1.00 convertible notes converted $6.4 million worth of notes, plus $1.4 million of accrued interest thereon into 30.9 million shares of common stock at the price of $0.25 per share. The conversion followed an amendment of the $1.00 Notes to permit a temporary reduction in the conversion price from $1.00 per share to $0.25 per share, which was recommended and approved by a committee of the Board of Directors composed entirely of disinterested directors. This conversion of notes to equity reduced our working capital deficit by $7.8 million.

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

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings.  Through June 30, 2013, we had received proceeds of approximately $15.3 million from the sale of stock, $17.1 million from the issuance of convertible promissory notes and $220,000 from the issuance of common stock to employees in connection with expenses paid by such employees on behalf of the Company.

From June 3, 2010 through to November 12, 2010, we raised $3.0 million through the sale of secured convertible notes (October 2010 Notes) and warrants. From January 20, 2011 through to April 25, 2011, we raised $2.5 million through the sale of subordinated secured convertible notes (January 2011 Notes) and warrants. From October 11, 2011 through January 31, 2012, we raised $2.0 million through the sales of additional subordinated secured convertible notes (October 2011 Notes). On February 29, 2012 we raised a further $90,000 in an unsecured convertible note. From August 17, 2012 through November 30, 2012 we raised $2.0 million in senior secured notes (October 2012 Notes). Of the October 2012 Notes, an aggregate of $1.2 million was purchased by current members of our Board of Directors, or their affiliate companies or Corporate Officers. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

From February 22, 2013 through July 22, 2013 we raised approximately $1.5 million from the issuance of common stock at $0.25 per share to accredited investors pursuant to subscription agreements. Of such amount an aggregate of $212,500 was purchased by a member of the Chairman of the Board of Directors and an officer of the Company.

Cash Flows

Net amount of cash used in operating activities for the nine months ended June 30, 2013 and 2012 is almost identical at $2.1 million and $2.0 million respectively. However, the operations during the two periods were substantially different in that during the 2013 period the Company was solely focused on the Walter Reed/Fort Belvoir clinical study, while during the 2012 period, the Company’s focus was on doing a registered offering, addressing FDA licensure issues and trying to support the Clinical Services operation.

Net cash provided by investing activities was $1,400 for the nine months ended June 30, 2013 as compared to use of $25,500 for the same period in 2012.  Our 2013 activity reflected the disposal of computer equipment, whereas during the 2012 period we acquired intellectual property pertaining to a Transcranial Magnetic Stimulation (“TMS”) biomarker for $21,200 from Brain Clinics and we purchased $4,300 of furniture and equipment.

Net cash proceeds from financing activities for the nine months ended June 30, 2013 were primarily net proceeds of $2.7 million. Of this amount, a net $1.4 million was raised through the sale of senior convertible promissory October 2012 Notes and a net $1.4 million was raised through the private placement of common stock with accredited investors at $0.25 per share. For the same period in 2012, net cash proceeds from financing activities were approximately $2.2 million from the sale of our October 2011 Notes.

Net cash used in discontinued operations for the nine months ended June 30, 2013 was $12,000 which was primarily for the NTC accounts payable and the cost of storage of medical records. For the same period ended June 30, 2012, net cash uesd in discontinued operations was $258,200.

Contractual Obligations and Commercial Commitments

As of June 30, 2013, our combined lease obligations are $29,000. On January 29, 2013, we signed a 12 month extension to our lease at our Aliso Viejo office. The lease period started on February 1, 2013 and ends January 31, 2014. The monthly rent remains the same as our 2012 monthly rate at $4,147 with the 9th month of the lease, October 2013, being a rent-free month.

Derivative Liability

The Company’s derivative liability is comprised of a warrant liability which was carried at fair value totaling $520,700, as of September 30, 2012, and the conversion option liability which was carried at a fair value of $0 as of September 30, 2012.  The warrant liability and conversion option liability were removed pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated November 24, 2012 and agreed to by the majority of each tranche of noteholders on November 28, 2012. Consequently, warrants were eliminated and the ratchet feature removed from the convertible notes. As a result, there are no residual warrant or conversion option liabilities as of June 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2013, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of June 30, 2013 for the reasons described below. With respect to our audit committee, after the resignation of Messrs. Kallins and DeWald, new directors Messrs. Sassine and Turner have joined Mr. McAdoo on our audit committee. Mr. McAdoo is the Chair of the committee.

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

To the knowledge of our management, including our PEO and PFO, none of the aforementioned significant deficiencies led to a misstatement of our results of operations for the three and nine months ended June 30, 2013, or statement of financial position as of June 30, 2013.

The Company is planning to develop a comprehensive and formal accounting and procedures manual and has identified a resource to assist with the development of such manual.

Changes in Internal Control Over Financial Reporting

Other than as stated above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 8 of our Notes to Unaudited Condensed Consolidated Financial Statements for a description of our litigation with Leonard Brandt, which disclosure is herewith incorporated herein by reference to such note.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From February 22, 2013 through July 22, 2013, we have raised gross proceeds of $1,572,500 from 26 accredited investors through the private placement of 6,290,000 shares of common stock at a price of $0.25 per share pursuant to subscription agreements. These investors included our Chairman, Mr. Tierney, who purchased 800,000 shares for $200,000; Mr. Buck, our Chief Financial Officer, who purchased 50,000 shares for $12,500; Extuple Limited Partners, a greater than 5% shareholder which is managed by Philip Deck, which purchased 1,200,000 shares for $300,000 and Mark and Jill Oman, greater than 5% shareholders, along with an entity controlled by them, purchased 1,000,000 shares for $250,000.

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

Item 6. Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit
Number	Exhibit Title
3.1.2	Certificate of Amendment, dated May 31, 2013, to Certificate of Incorporation of the Company.

10.78	Form of Subscription Agreement (common stock), made as of February 20, 2013, by and between the Company and the investor(s) signatory thereto.

10.79	Form of Subscription Agreement (common stock), made as of May 23, 2013, by and between the Company and the investor(s) signatory thereto.

10.80	Form of Omnibus Amendment to the October 2010 Notes, January 2011 Notes, October 2011 Notes and February 2012 Note, made as of August 12, 2013, by and among the Company and the other parties listed on the signature pages thereto.

10.81	2012 Omnibus Incentive Compensation Plan, as amended and approved by the Company’s stockholders.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS Response, Inc.
Date: August 14, 2013		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013		/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer
(Principal Financial Officer)

-59-