Form 10-K
period 2013-09-30
CNS RESPONSE, INC.
filed 2013-12-23
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2013

or

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

Aliso Viejo, California 92656

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

Yes     ☐                       No      ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on March 31, 2013, the last business day of the registrant's most recently completed second fiscal quarter was $6,066,000 (calculated based on the price at which the registrant's common stock was last sold on that date).

As of December 20, 2013, the registrant had 96,062,942 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement or an amendment to our Annual Report on Form 10-K, to be filed on or before January 31, 2014, are incorporated by reference into Part III of this Report.

CNS RESPONSE, INC.

2013 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2013 Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contain “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our need for immediate additional funding to support our operations and capital expenditures;
•	our working capital deficit;
•	our history of operating losses;
•	our inability to gain widespread acceptance of our PEER Reports;
•	our inability to prevail in convincing the FDA that our rEEG or PEER Online service does not constitute a medical device and should, therefore, not be subject to regulations;
•	the possible imposition of fines or penalties by the FDA for alleged violations of its rules and regulations;
•	our revenue and prospects for profitability may be harmed;
•	our business may be subject to additional regulations in the future that could increase our compliance costs;
•	our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectation of analysts or investors;
•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;
•	our inability to successfully compete against existing and future competitors;
•	delays or failure in clinical trials;
•	any losses we may incur as a result of pending litigation;
•	our inability to manage and maintain the growth of our business;
•	our inability to protect our intellectual property rights;
•	employee relations;
•	possible security breaches;
•	possible personal injury claims in the future; and
•	our limited trading volume

Additional risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found under “Risk Factors” contained in this Annual Report.

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

ITEM 1. Business

With respect to this discussion, the terms “we,” “us,” “our,” “CNS” and the “Company” refer to CNS Response, Inc., a Delaware corporation and its wholly-owned subsidiaries CNS Response, Inc., a California corporation (“CNS California”), Colorado CNS Response, Inc., a Colorado corporation (“CNS Colorado”) and Neuro-Therapy Clinic, Inc., a Colorado corporation and a wholly-owned subsidiary of CNS Colorado (“NTC”).

Introduction

We are a clinical decision support company with a patented commercial neurometric platform to predict drug response for the treatment of brain disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder (“PTSD”).  We have commenced a reimbursed 2,000 patient trial at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital (“Fort Belvoir”) focused on patients with depression, PTSD and mild traumatic brain injury (“mTBI”) in order to support clinical decisions in the treatment of depression and related disorders.  We will be reimbursed by Walter Reed at a study-specific rate which includes a prorated element for study expenses, for each Psychiatric Electroencephalographic Evaluation Registry (“PEER”) Outcome report rendered in the study.

The Challenge and the Opportunity

Psychotropic medications have become the dominant treatment for mild to severe mental disorders, with over 400% growth in the antidepressant medication class over the last two decades. But research has emerged during this time that challenges their efficacy, documenting that these medications often do not work or lose their effect over time. Over 17 million Americans who have failed two or more medication treatments are now considered “treatment-resistant.” For these patients, the conventional “trial and error” method of prescribing psychotropic drugs has resulted in low efficacy, high relapse rates, high treatment discontinuation rates, significant patient suffering and billions of dollars in additional healthcare costs to payers.

There is no objective test to guide prescribing in psychiatry. Consequently, because of the lack of objective neurophysiology data available to physicians, the underlying pathology and physiology of behavioral disorders such as depression, bipolar disorder, eating disorders, addiction, anxiety disorders and attention deficit hyperactivity disorder (ADHD) are often not analyzed effectively by treating physicians. Doctors are often forced to make prescription decisions based only on incomplete symptomatic factors. As a result, treatment is often ineffective, costly and may require multiple courses of treatment before the effective medications are identified, if at all. The use of Quantitative Electroencephalography (“QEEG”) to predict medication outcomes has been well established in over 82 studies involving over 2,000 patients. PEER technology has since been used as adjunctive information by physicians treating behavioral disorders such as depression, bipolar disorder, eating disorders including anorexia, addiction, anxiety disorders including obsessive-compulsive disorder (“OCD”) and others.

Our neurometric database correlates medication outcomes with objective neurophysiology data provided by an ordinary electroencephalograph (“EEG”) for an individual. Our founding physicians developed this tool to reduce trial and error and thereby improve pharmacotherapy outcomes, particularly in treatment-resistant patients, a particularly expensive patient population with profound unmet clinical needs. This approach, commonly referred to as “Personalized Medicine”, is in the process of transforming both clinical practice and the pharmaceutical industry. The Company brings this science to behavioral medicine, where the unmet clinical need is well-documented, expensive and growing.

Walter Reed PEER trial

In our path to clinical adoption, we have commenced a 2,000 subject clinical trial, led by Walter Reed, designed to generate real-world, generalizable evidence with a significant statistical sample.  The performance of pharmacotherapy in military mental healthcare has been the focus of significant media and legislative debate; as military healthcare organizations have fully adopted electronic medical records, are transparent and are committed at the highest levels to improving pharmacotherapy outcomes, we believe they are the perfect demonstration market for PEER technology.

The Walter Reed PEER trial is designed as a randomized, double-blind, multi-site controlled clinical trial for military patients with a primary diagnosis of depression, and comorbid diagnoses such as PTSD, mTBI, bipolar disorder, ADHD and substance abuse. Walter Reed is acting as the lead site and Principal Investigator, with additional sites including Fort Belvoir, which is actively participating, the Boston region of the Veterans Administration and other sites which are expected to join the study. Its primary prospective endpoint will be a change from baseline using the Quick Inventory of Depression Symptomology Self Report (QIDS-SR) scale in the study group when compared with the control group. Additional endpoints include suicidality conducted on the Concise Health Risk Tracking scale (CHRT”), the PTSD Checklist (PCL-C), achievement of Maximum Medical Improvement (MMI) and psychiatric adverse events. A post-hoc analysis will be performed to evaluate the predictiveness of the database for the full population, including the control subjects (i.e. did the physicians, in both the study and control groups, whose prescriptions matched medications rated highly in the PEER Reports do better than physicians whose prescriptions did not match up with the medications rated highly by the reports).

The Walter Reed PEER trial is designed to produce reportable results at several points during its course.  Interim results will be announced when the study is 10%, 25%, and 50% complete, and at such times as there are other statistically significant findings which are likely to be published.  Accordingly, during 2014 a series of military-related announcements relative to the clinical trial are expected to drive increased awareness and interest in PEER technology.  The company intends to translate such interest into accelerated military recruiting for the current trial, and increased referrals to the PEER Network for non-military patients.

Based on its six-month review of the protocol in 2012, the U.S. Food and Drug Administration (“FDA”) Center for Devices concluded the trial to be a Non-Significant Risk trial that does not require an Investigational Device Exemption (“IDE”) review.

Accordingly, this major trial serves a number of purposes.

•	Facilitate military adoption: Over one million soldiers and family members are estimated to need care in the military for depression, PTSD, and mTBI following the conflicts in Iraq and Afghanistan, and the cost of treatment failure in mental health threatens both the military budget and force strength metrics. As a demonstration of the clinical utility, efficacy, and risk reduction qualities of PEER evidenced in previous trials, we believe it may support broad adoption within both active military and veteran populations.

•	A controlled study for payers: Given its large enrollment and its randomized, controlled design, clear outcomes from this replication study could fulfill evidence requirements for this technology for all healthcare payers. The Company has already received approval as an Emerging Technology from United Healthcare, which stipulated that one more successful, significant controlled study could result in full reimbursement approval. We expect a successful clinical finding in this trial to result in broad adoption by standard payers.

•	Improve media and consumer visibility: Through media coverage of our work with the military, we intend to improve consumer and payer interest and understanding of PEER Reports. We believe that a significant finding in this trial would represent a major milestone in clinical adoption, with the potential to shift physicians from a “fear of adopting” a new technology to a “fear of NOT adopting”.

•	Provide evidence for expanded applications of PEER: Virtually all clinical trials of PEER and related technologies have focused on improvement in medication efficacy for physicians utilizing PEER Reports. However, based on significant findings from more recent trials, we will seek to add several additional endpoints or subgroups which, if successful, could lead to expanded applications for PEER including:

•	Risk reduction - as a result of reduced trial and error pharmacotherapy, some studies have indicated corresponding reductions in severe adverse events including suicidality;

•	Treatment-naive patients will be included in the Walter Reed PEER Trial, which could demonstrate the utility of PEER Reports to support first-line treatments in primary care settings; and

•	PTSD and mTBI are both included as comorbid diagnoses in the trial, which could demonstrate potential clinical utility for PEER Reports in an area with few approved treatments and significant trial and error pharmacotherapy.

PEER Technology

We believe that our technology offers an improvement over traditional methods for evaluating pharmacotherapy options in patients suffering from non-psychotic behavioral disorders, because our technology is designed to correlate the success of courses of medication with the neurophysiological characteristics of a particular patient. Our technology provides medical professionals with medication sensitivity data for a subject patient based upon the identification and correlation of treatment outcome information from other patients with similar neurophysiologic characteristics. This treatment outcome information is contained in what we believe to be the largest outcomes database for mental health care pharmacotherapy; there are now over 36,000 outcomes within the database from over 9,600 unique patients with psychiatric or addictive problems. We refer to this database as the PEER Online database (formerly known as the “CNS Database”). For each patient in the PEER Online database, we have compiled neurophysiology data from EEG scans, symptoms and outcomes often across multiple treatments from multiple psychiatrists and other physicians. This patented technology, called PEER Online TM (based on a technology known as “Referenced-EEG®” or “rEEG®”), represents an innovative approach to prescribing effective medications for patients suffering from debilitating behavioral disorders.

PEER Outcome Reports

Our technology allows us to create and provide simple reports (“PEER Outcome Reports” or “PEER Reports”) to medical professionals that summarize historical treatment success of specific medications for those patients with similar neurometric brain patterns.

PEER Reports provide neither a diagnosis nor a specific treatment, but like all lab results, provide objective, evidence-based information to help the prescriber in their decision-making. With PEER Reports, physicians order a digital EEG for a patient, which is then referenced to the PEER Online database. By providing this reference correlation, an attending physician can better establish a treatment strategy with the knowledge of how other patients with similar brain function have previously responded to a myriad of treatment alternatives. Analysis of this complete data set yielded a platform of neurometric variables that have shown utility in characterizing patient response to diverse medications. This platform then allows a new patient to be characterized based on these neurometric variables and the database to be queried to understand the statistical response of patients with similar brain patterns to the medications currently in the database.

The development of pathophysiological markers as the new method for identifying the correct patient population to research is being encouraged by both the National Institute of Mental Health (“NIMH”) and the FDA.

Treatment Decisions Made by Licensed Professionals

We do not operate our own healthcare facilities, employ our own treating physician or provide medical advice or treatment for patients. Physicians who contract for our PEER Reports own their own facilities or professional licenses and control and are responsible for the clinical activities provided on their premises. Patients receive medical care in accordance with orders from their attending physicians or providers. Physicians who contract for PEER Reports are responsible for exercising their independent medical judgment in determining the specific application of the information contained in the PEER Reports and the appropriate course of care for each patient. Following the prescription of any medication, physicians are presumed to administer and provide continuing care treatment.

The PEER Process

The service works as follows:

•	patients are directed to a local PEER network provider, who performs a standard digital EEG;
•	the EEG data file is uploaded over the web to our central analytic database;
•	we analyze the data against the PEER Online database for patients with similar brain patterns, based on roughly 2,000 variables produced by QEEG software which is FDA approved;
•	we provide a descriptive, statistical analysis describing the success of patients with similar neurophysiology on different pharmacotherapies (much like an antibiotic sensitivity report commonly used in medicine); and
•	the analysis is sent back to the attending physician, usually by the next business day.

Product Evolution

Referenced-EEG (rEEG®), the Company’s original product, was developed by a pathologist and a psychiatrist who recognized that correlation of a patient’s unique brain patterns to known long-term medication outcomes of similar patients might significantly improve therapeutic performance.

PEER Online®: In 2011, the Company introduced a fundamentally new approach to its product, publishing its physician outcome registry to the web and providing online access to methodology, raw data, and individual medication analyses — PEER Outcome Reports — for researchers and clinicians who use EEG in their practice. PEER Outcome Reports are offered as a neurometric service, in which QEEG readings are referenced to an outcome registry database to identify patient-specific probabilities of response to different medications. EEG recording devices are widely available, inexpensive to lease and are available in most major cities by independent mobile EEG providers.

PEER Interactive: Commencing in May 2013, the U.S. military began a 2,000 subject clinical study of PEER Interactive, a significantly updated and automated version of PEER Online.

•	PEER Interactive represents a significant expansion of the current database, based on receipt of hundreds of new patient outcomes from network physicians. With the addition of both military and physician outcomes during 2013 and beyond, the PEER Outcome database has the potential to significantly increase in size.

•	The Company has also upgraded its normative QEEG database to improve the robustness and utility of its findings by converting to the Neuroguide database platform generated by Applied Neurosciences Inc. In addition to an improved normative dataset and additional variables for characterizing neurophysiology (10 times more than our original database), this platform offers the opportunity for improved pattern recognition and display of three-dimensional findings from QEEG through LORETA, a modeling capability which analyzes deeper structures within the brain.

•	Finally, clinical utility and user interface has been improved in the PEER Interactive release. Military physicians are able to access the PEER database utilizing tablet computers (the Apple iPad) and are receiving same-day turnaround of PEER Outcome Reports.

PEER Evidence

The correlation of QEEG variables with individual medication outcomes has become a well-established scientific principle over the past two decades, as documented in over 82 studies involving over 2,000 patients.

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

Medco Analysis:   In 2011, the Company signed an agreement with Medco Health Services Inc. to analyze historical PEER Outcome results in terms of Medco drug and healthcare claims datasets. Approximately 2,200 matching records were analyzed, yielding about 211 patients for whom 365 days of continuous claim data were available before and after the test. Based on these data, consultants for CNS Response assessed the performance of physicians before and after testing. Findings include:

•	significant changes in physician prescribing behavior: approximately 92% of physicians receiving PEER Outcome reports changed pharmacotherapy strategies post-test, with over half changing every single medication; and

•	increased proportion of generic prescribing: (generic utilization increased 32% after receipt of PEER Outcome reports).

Medco Research performed an analysis of this tested group against a control cohort of patients in its database matched by age, sex, disease-chronicity and prescription profile.

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

The study group focused on 22 eating disorders patients with a median age of 21 years. The average age of onset of eating disorders symptoms was 15.6 years. The primary comorbid diagnosis for each patient included either major depressive disorder (MDD) for 18 (82%) of the patients or bipolar disorder for four (18%) of the patients. Additionally, 12 individuals were diagnosed with comorbid obsessive-compulsive disorder (OCD), three with attention deficit disorder (ADHD), five with past alcohol abuse/dependence, six with generalized anxiety disorder (GAD), and one with post-traumatic stress disorder (PTSD). According to the study:

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

Military: military mental healthcare combines patient, provider, and payer in a single enterprise. Because of its visibility and capital efficiency, the military will be the first large-scale addressable market for PEER. It is the Company’s intention to derive both clinical and pharmaco-economic data from the Walter Reed PEER Trial to TriCare, the VA, and the Department of Defense which support military-wide adoption of PEER Interactive.

Payer: traditional challenge for any new medical technology is the achievement of sustained reimbursement. As a result of Mental Health Parity legislation passed in 2008, EEG tests are now being regularly reimbursed by most U.S. healthcare payers. Final regulations and enforcement rules for Mental Health Parity and Addiction Equity Act (“MHPEA”) were published in November 2013, and will become fully effective in July 2014. The regulations reinforce the principle under MHPEA that health plans cannot refuse to pay for specific mental health treatments and services, or restrict access to such services through copays or selective provider networks, in any way that is different from the services they pay for under the medical plan. Practically, this means that reimbursement for EEG services is probable, as EEG testing is currently paid for under medical plans for Neurological indications.  Likewise, for the PEER Report, health plans will be required to provide evidence for any claim denials and affirmatively demonstrate that such denials use the same criteria in mental health as in physical health.  Accordingly, we believe these final rules will be a significant benefit for physicians and consumers, as fully one-half of the retail cost of a PEER Report (approximately $400) is now covered under most health insurance plans. Importantly, patients who have failed on two or more medications continue to be a significant cost driver for payers, adding approximately $8,500 in medical losses per patient per year. Accordingly, we are encouraging the adoption by payers pursuing their own economic self-interest. It is the Company’s present intention to submit both clinical and pharmaco-economic results from the Walter Reed PEER trial to the Centers for Medicare and Medicaid Services, and commercial payers, to seek reimbursement for PEER Outcome Reports.

Subject to capital availability, the Company expects to provide turnkey support to its physician network in the performance and provisioning of EEG tests, by providing equipment, technical support, billing and reimbursement services to physician offices.

Consumer: The end client for all pharmacotherapies is the consumer, which is why pharmaceutical firms have spent approximately $5.5 billion annually to reach them through direct to consumer advertising. During 2013, the Company had several limited but successful instances of retelling its story to general media, including appearances on Fox News, Varney & Company, Bloomberg TV, BNN and CTV.  Articles were also published in the Wall Street Journal, Military Times, Washington Post, Stars & Stripes, and the Associated Press.   The Company also developed a significant social media presence through Twitter and Facebook.   Overall, these appearances and social media initiatives generated significant incremental traffic to the Company’s website and referrals to the PEER Network.

We will seek to encourage media coverage of our trial at Walter Reed and other physician success stories, and we will use that growing awareness to channel inquiries to PEER Network physicians.

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

We are currently exploring opportunities in Canada, Europe and Australia through partnerships that we have not yet established.

PEER Online Technology in Pharmaceutical Development

In addition to its utility in providing psychiatrists and other physicians/prescribers with medication sensitivity data, our PEER Online technology provides us with significant opportunities in the area of pharmaceutical development. Our PEER Online™ technology, in combination with the information contained in the PEER Online database, offers the potential to enable the identification of novel uses for neuropsychiatric medications currently on the market and in late stages of clinical development, as well as in aiding the identification of neurophysiologic characteristics of clinical subjects that may be successfully treated with neuropsychiatric medications in the clinical testing stage. We will explore opportunities with established drug and biotechnology companies to further explore these opportunities, although we have not entered into any arrangements or agreements to date and no relationships are currently contemplated. In the future, we aim to use our proprietary data and processes to advance central nervous system (CNS) pharmaceutical development and economics, in one or more of the following ways:

•	Enrichment: Selecting patients for clinical trial who not only have the symptoms of interest, but are shown by PEER Report screenings as likely responders to the developer’s drug. An oft-cited example is the antidepressant Prozac, which failed several clinical trials before it achieved success in two separate trials. The ability to design trials in which exclusion criteria identify and exclude patients who are clearly resistant, as determined by PEER Reports, has the potential to sharpen patient focus and productivity in clinical trials of psychotropic medications and potentially reduce cost and mitigate the risk of failure.

•	Repositioning: PEER Reports may suggest new applications/indications of existing medications. For example, Selective Serotonin Reuptake Inhibitor Antidepressants (SSRI’s) are now commonly given by primary care physicians for depression and other complaints, but often produce unwanted side effects or inadequate results. The ability to define individual neurometrics for patients, who respond better to tricyclics (TCA’s), or combinations of TCA’s and stimulants, offers the potential for seeking approval of new indications for existing compounds.

•	Salvage: Resuscitation of medications that failed phase II or III studies. One example of this opportunity is Sanofi-Aventis’ unsuccessful PMA filing for Rimonabant, a promising anti-obesity/cardio-metabolic compound which was denied approval in the United States due to central nervous system side-effects in their clinical trial populations. Being able to screen out trial participants with resistance to a certain medication is an application for PEER Reports, and could create “theranostic” products (where an indication for use is combined with PEER Reports) for compounds which have failed to receive broader approval.

•	New Combinations: Unwanted adverse effects occur with medications in fields from cancer to hepatitis. The ability to improve these medications, in combination with psychotropics, may improve safety, compliance, and sometimes, patient outcomes.

•	Decision Support: Improved understanding supports improved decision making at all levels of pharmaceutical development.

Research & Development

We plan to continue to enhance, refine and improve the accuracy of our PEER Online database and PEER Outcome Reports through expansion of the number of medications covered by our PEER Reports, expansion of our neurometrics, refinement of our report generating system, and by reducing the time to turnaround a report to the physician. Research and Product Development expenses during the fiscal years ended September 30, 2013 and 2012 were $1,287,400 and $853,700 respectively.

Intellectual Property

PEER Online Patent

  We have twenty-two issued patents, of which nine are in the U.S., which cover the process involved in our PEER Online service. Our patents are valid until between September 2017 and July 2022. In addition, we believe these patents cover the analytical methodology we use with any form of neurophysiology measurement including SPECT (Single Photon Emission Computed Tomography), fMRI (Functional Magnetic Resonance Imaging), PET (Positron Emission Tomography), CAT (Computerized Axial Tomography), and MEG (Magnetoencephalography). We do not currently have data on the use of such alternate measurements, but we believe they may, in the future, prove to be useful to guide therapy in a manner similar to referenced-EEG. We have been issued patents in the following countries and regions: Canada (three patents), Europe (two patents), Australia (three patents), Mexico (two patents), Japan (two patents) and Israel (one patent). We also have filed multiple additional patent applications for our technology in the U.S., Europe, Canada, Japan and Mexico.

One of our recent US patent approvals was for a distinctly new patent estate, covering internet transmission of neurometric information. This new allowance under its basic methods patent portfolio, file number CNSR-09318, covers remote or web-based transmission of neurometric data. In the event that use of neurometric data or algorithms becomes widespread, this patent could make it necessary for major equipment manufacturers to license rights from the Company in order to transmit such information for use in medication response prediction.

During 2009 and 2011, we were awarded additional process patents for use of PEER Online technology in drug discovery, including clinical trial and drug efficacy studies. In addition, we successfully defended our patents by requesting reexamination of a patent issued to Aspect Medical (acquired by Covidien, plc.), resulting in a reduction and narrowing of claims awarded under the previously issued Aspect Medical patents.

Transcranial Magnetic Stimulation

CNS Response has filed patent applications in the U.S. and Canada related to the company's acquisition of patient responsivity data for Transcranial Magnetic Stimulation (“TMS”). This would be the Company's first application for a neurometric predictor of a non-drug therapy. The Company anticipates using this methodology to help physicians better understand which patients may positively respond to TMS for treating depression. The U.S. and Canadian patent applications are entitled “Method for Assessing the Susceptibility of a Human Individual Suffering from a Psychiatric or Neurological Disorder to Neuromodulation Treatment.”

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

PEER Online Database

The PEER Online database consists of over 36,000 clinical outcomes for over 9,600 unique patients with psychiatric or addictive problems. The PEER Online database is maintained in two parts:

1.  The QEEG Database

The QEEG Database includes EEG recordings and neurometric data derived from analysis of these recordings. QEEG is a standard measure that adds modern computer and statistical analyses to traditional EEG studies. We utilize two separate QEEG databases which provide statistical and normative information in the PEER Outcome Report process.

2.  The PEER Outcomes Database

The PEER Outcomes Database consists of physician provided assessments of the clinical long-term outcomes of patients and their associated medications. The clinical outcomes of patients are recorded using an industry-standard outcome rating scale, the Clinical Global Impression-Improvement scale (“CGI-I”). The CGI-I requires a clinician to rate how much the patient’s illness has improved or worsened relative to a baseline state. A patient’s illness is compared to change over time and rated as: very much improved, much improved, minimally improved, no change, minimally worse, much worse, or very much worse.

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

Competition

Although we are not aware of any company that offers a service directly comparable to PEER Online services, the following companies might be noted as pursuing similar strategies:

•	BRAIN RESOURCE COMPANY is an Australian Clinical Research Organization (CRO) and neurosciences company focused on personalized medicine solutions for patients, clinicians, pharmaceutical trials and discovery research. Its iSpot clinical trial, and list of genomic and neurocognitive tools, some of which include QEEG, appears to focus on the same growing market that is targeted by CNS Response.

•	ASSURE Rx and GENOMIND are two companies focused on a genomic lab-based test for medication response based on a patient’s unique metabolism of medications. Both have achieved varying levels of reimbursement for their tests from insurors. We consider such tests to be related and complementary.

•	IBM Corporation entered the field of clinical decision support with the launch of its Watson product, a natural language artificial intelligence system. According to IBM, the supercomputer-based software can scan information in 1 million books or about 200 million pages of data, analyze it and respond with answers in less than three seconds. Watson will sort through large amounts of electronic health records and unstructured medical data providing recommendations to doctors and nurses on treatment plans.

•	MICROSOFT CORPORATION and GENERAL ELECTRIC announced in late 2011 the combination of their respective health information technology product lines into a new, jointly-owned company to be called Caradigm. The venture is purported to bring Microsoft’s deep expertise in building platforms and ecosystems, and GE Healthcare’s experience in clinical and administrative workflows.

•	ASPECT MEDICAL SYSTEMS, INC. (now part of Covidien plc.) was developing a specific EEG measurement system that indicates a patient’s likely response to several antidepressant medications. It is not currently known if the intellectual assets of Aspect Medical will be used in a future commercial product.

•	NEUROVIGIL which is based in La Jolla, California, is a company focused on developing an inexpensive, single channel EEG unit which can be used in sleep research and clinical trials to obtain brain function data.

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

On July 27, 2010, we received a letter (the “NSE Letter”) from the FDA stating that they determined that our rEEG service was Not Substantially Equivalent (“NSE”) to the predicate devices that had previously been granted 510(k) clearance and that among other options we could be required to file a premarket approval application (PMA) and obtain approval before our rEEG service can be marketed legally, unless it is otherwise reclassified. The Company has filed an appeal for reconsideration of this finding based on material product modifications and additional evidence. For example, the Company received in June 2011, a response to its outstanding Freedom of Information Act request for original copies of the predicate filings, which the Company believes confirms its position that the predicate devices were cleared for the same intended use as the rEEG service.

In December 2010, and again in September 2011, the Company met with Center officials to determine whether the FDA had or would soon be developing a regulatory pathway for clinical decision support services such as PEER. In the latter meeting, the Company provided a detailed outline of its PEER Outcome registry, a published, transparent repository of individual medication response reports which reference known electrophysiology variables. Application of these published data can be performed manually, much like tables in medical journals, and do not meet the traditional definition of a regulated medical device.

Following its September, 2011, meeting with Center officials, the Company successfully registered its PEER Outcome database as a Class I Exempt Device within the category of Medical Device Data System, Section 860.6310. Recently, the Company completed registration in California of its Class I MDDS, and as part of the approval process, hosted an on-site audit of its quality management systems and software validation processes. The State of California Department of Public Health, Food and Drug Branch, Device Manufacturing License was issued and received by the Company on December 23, 2013.

At the same time, the Company continued its engagement with Center staff over the potential for a regulatory pathway for PEER Online as a Class II medical device, based on the Center’s recommendation that military use of PEER Online move forward under an Investigational Device Exemption (“IDE”) in order to provide additional data to support a successful 510(k) filing. The Company submitted a protocol in November, 2011 for a multi-site clinical trial led by Walter Reed, to include several other sites, partnering with military physicians treating 2,000 patients diagnosed with mental health conditions such as depression, PTSD, mTBI and several other disorders.

In August 2012, the FDA issued a determination that the Walter Reed PEER Trial was considered a Non-Significant Risk (“NSR”) clinical trial and did not require an IDE application.

On November 30, 2012, Walter Reed’s Institutional Review Board (“IRB”) approved the protocol for research to be conducted at Walter Reed and Fort Belvoir. On January 23, 2013, the Company received a memorandum from the Commander of Walter Reed, which officially confirmed the approval of the protocol and permission to conduct the clinical trial. The project title of the clinical trial is “Use of PEER Interactive to inform the prescription of psychotropic medications to patients with behavioral disorders.” Subsequently, the same protocol was also approved by the IRB at Fort Belvoir.

The clinical trial is currently in progress at both Walter Reed and Fort Belvoir. At this time we cannot predict the results or the success of the trial until sufficient data has been gathered to make a statistical determination. We can offer no assurances that the FDA will not insist on pre-market approval in the future or that the data, which will be included in our future submissions to the FDA, will not raise any important new issues that could materially affect safety or effectiveness of our PEER Reports.

We currently intend to continue marketing as a cloud-based neurometric information service branded as PEER Online, under our Class I registration, while we continue to pursue the military trial and consider submission of a Class II device premarket application.  If we continue to market PEER Online and the FDA determines that we should be subject to further FDA regulation, it could seek enforcement action against us based upon its position that our PEER Online product represents a Class II medical device, as a result of which we could be forced to cease our marketing activities and pay fines and penalties, which would have a material adverse impact on us.

In addition to the foregoing, federal and state laws and regulations relating to the sale of our neurometric services are subject to future changes, as are administrative interpretations of regulatory agencies. In the event that federal and state laws and regulations change, we may need to incur additional costs to seek government approvals for the sale of our neurometric services.

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

Environmental Compliance

The Company’s operations are cloud-based, involve software algorithms and are administrative in nature. Therefore, the Company believes that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on the Company.

Employees

As of September 30, 2013, our Neurometric Services operation had seven full-time and three part-time independent contractors. We believe that our relations with our employees are good. None of our employees belong to a union.

Corporate Background

The Company was incorporated in Delaware on March 20, 1987, under the name Age Research, Inc. Prior to January 16, 2007, the Company (then called Strativation, Inc.) existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On January 16, 2007, we entered into an Agreement and Plan of Merger with CNS Response, Inc., a California corporation formed on January 11, 2000 (“CNS California”), and CNS Merger Corporation, a California corporation and our wholly-owned subsidiary (“MergerCo”) pursuant to which we agreed to acquire CNS California in a merger transaction wherein MergerCo would merge with and into CNS California, with CNS California being the surviving corporation (the “Merger”). On March 7, 2007, the Merger closed, CNS California became our wholly-owned subsidiary, and on the same date we changed our corporate name from Strativation, Inc. to CNS Response, Inc. The Company actively operates its businesses through CNS Response, Inc. (California) and, until September 30, 2012, also operated the Neuro-Therapy Clinic, Inc. (“NTC”), which was acquired in January 2008.

In January 2008, we acquired NTC which was our largest customer at that time. Upon the completion of the transaction, NTC became a wholly-owned subsidiary of the Company. We discontinued the operations of NTC effective September 30, 2012, as the Company chose to focus its limited cash resources on the clinical trial at Walter Reed. Consequently, NTC is accounted for as a discontinued operation.

Our address is 85 Enterprise, Suite 410, Aliso Viejo, California 92656, our telephone number is (949) 420-4400 and we maintain a website at www.CNSResponse.com. The reference to our web address does not constitute incorporation by reference of the information contained at this site.

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

We have not generated significant revenues or become profitable, may never do so and may not generate sufficient working capital to cover costs of operations. Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern. We are unable to pay other obligations as they become due and are in arrears on paying most of our creditors. We are insolvent and need additional funds immediately to continue our operations. Until we can generate a sufficient amount of revenues to finance our operations and capital expenditures, we are required to finance our cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. As of September 30, 2013 we had approximately $1.27 million in cash and cash equivalents at hand. We raised an additional $475,000 in a private placement of stock at $0.25 per share between October 4, 2013 and November 14, 2013. As of December 20, 2013 we had approximately $729,200 in cash and cash equivalents on hand. We will therefore need additional funds to continue our operations and will need substantial additional funds before we can increase demand for our PEER Online services. We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail. In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations and could cause us to be required to cease operations. Our financial statements include an opinion of our auditors that our continued operating losses and limited capital raise substantial doubt about our ability to continue as an ongoing concern.

Our liabilities exceed our assets; we have a working capital deficit.

As of September 30, 2013, we had liabilities of $3.56 million and assets of only $1.40 million. We had a working capital deficiency of $2.16 million. As of September 30, 2013, all our previously outstanding convertible notes were converted to equity. The assets of the Company are no longer encumbered by any outstanding debt.

We have a history of operating losses.

We are a company with a limited operating history. Since our inception, we have incurred significant operating losses. As of September 30, 2013, our accumulated deficit was approximately $56.6 million. Our future capital requirements will depend on many factors, such as the risk factors described in this section, including our ability to maintain our existing cost structure and to execute our business and strategic plans as currently conceived. Even if we achieve profitability, we may be unable to maintain or increase profitability on a quarterly or annual basis.

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

Our PEER Reports may not be as effective as we believe them to be, which could limit or prevent us from growing our revenues. If the results of our Walter Reed PEER trial are not significant, we may not be able to continue to fund our development efforts.

Our belief in the efficacy of our PEER Online technology is based on a limited number of studies. Such results may not be statistically significant and may not be indicative of the long-term future efficacy of the information we provide. Controlled scientific studies, including those that have already been announced and that are planned for the future, may yield results that are unfavorable or demonstrate that our services, including our PEER Reports, are not clinically useful. While we have not experienced such problems to date, if the initially indicated results cannot be successfully replicated or maintained over time, utilization of services based on our PEER Online technology, including the delivery of our PEER Reports, may not increase as we anticipate, which would harm our operating results and stock price. In addition, if we fail to upgrade our PEER Online database to account for new medications that are now available on the market, psychiatrists and other physicians may be less inclined to utilize our services if they believe that our reports only provide information about older treatment options, which would further harm our operating results and stock price. We have recently begun enrolling patients in our Walter Reed PEER trial. The trial is designed as a double-blind trial for military patients with a primary diagnosis of depression, among other things.  We do not expect that we will have preliminary data from the trial for at least four months and we do not know currently whether we will achieve successful results.  There are many factors beyond our control that could affect the success of the Walter Reed trial, including difficulty in registering subjects, failures of investigators to follow the proper protocol, external factors affecting patient health, among others.  If we fail to receive significant positive results, doctors would likely not be willing to use our services and our ability to generate revenue and to continue the PEER Online program could be limited.

The FDA believes that rEEG and, potentially, our PEER Online service, constitute a medical device, which is subject to regulation by the FDA. As we continue to market our PEER Online service, there is risk that the FDA will commence an enforcement action against us. The FDA has informed us that our marketing of our rEEG services without prior approval or re-classification by the FDA constitutes a violation of the Federal Food, Drug and Cosmetic Act.

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

On July 27, 2010, we received a NSE Letter from the FDA stating that they determined that our rEEG service was not substantially equivalent to the predicate devices that had previously been granted 510(k) clearance and that among other options we could be required to file an approved premarket approval application (PMA) before it can be marketed legally, unless it is otherwise reclassified. The company has filed an appeal for reconsideration of this finding based on material product modifications and additional evidence. For example, the Company received in June 2011 a response to its outstanding Freedom of Information Act request for original copies of the predicate filings, which the Company believes confirm its position that the predicate devices were cleared for the same intended use as the rEEG service.

In December 2010 and again in September 2011, the Company met with Center officials to determine whether FDA had or would soon be developing a coherent regulatory pathway for clinical decision support services such as PEER Reports. In 2011, the Company introduced its PEER Outcome database as a published, transparent repository of individual medication response reports which reference known electrophysiology variables.

Following a meeting with the FDA, the Company successfully registered its PEER Outcome database as a Class I Exempt Device within the category of Medical Device Data System, Section 860.6310.

The Company continued its engagement with Center staff over the potential for a regulatory pathway for PEER Online as a Class II medical device, based on the Center’s recommendation that military use of PEER Online move forward under an Investigational Device Exemption (“IDE”) in order to provide additional data to support a successful 510(k) filing.

In March 2012, the FDA responded to our proposal for a clinical trial of an Investigational Device, PEER Interactive, designed to support physicians in identifying the best treatments for certain mental illnesses. In response to the comments provided by the FDA, we revised the protocol to partner with military physicians treating 2,000 patients diagnosed with mental health conditions such as depression, PTSD, mTBI and several other disorders.

In August 2012, the FDA issued a determination that the Walter Reed PEER Trial was considered a Non-Significant Risk (NSR) clinical trial and did not require an IDE application.

On November 30, 2012, the Walter Reed IRB approved the protocol for research to be conducted at Walter Reed and Fort Belvoir. On January 23, 2013, the Company received a memorandum from the Commander of Walter Reed, which officially confirmed the approval of the protocol and permission to conduct the clinical trial. The project title of the clinical trial is “Use of PEER Interactive to inform the prescription of psychotropic medications to patients with behavioral disorders”. Subsequently, the same protocol was also approved by the IRB at Fort Belvoir.

The clinical trial is currently in progress at both Walter Reed and Fort Belvoir. At this time we cannot predict the results or the success of any trial, if and once completed. We can offer no assurances that the FDA will not insist on pre-market approval in the future, or that the data, which will be included in our future submissions to the FDA, do not raise any important new issues that could materially affect safety or effectiveness of our rEEG service.

 The inability of Walter Reed and Fort Belvoir to enroll sufficient subjects or the receipt of inconclusive results from our clinical trial would have a material adverse effect on our ability to expand our operations.

We currently intend to continue marketing as a non-device cloud-based neurometric service branded as PEER Outcome Reports, under our Class I registration, while we pursue the military clinical trial and consider submission of a Class II device premarket application in 2013. If we continue to market our PEER Outcomes and the FDA determines that we should be subject to further FDA regulation as a Class II medical device, it could seek enforcement action against us based upon its position that our PEER Outcome Reports constitute a medical device as a result of which we could be forced to cease our marketing activities and pay fines and penalties, which would have a material adverse impact on us.

In addition to the foregoing, federal and state laws and regulations relating to the sale of our neurometric services are subject to future changes, as are administrative interpretations of regulatory agencies. In the event that federal and state laws and regulations change, we may need to incur additional costs to seek government approvals for the sale of our neurometric services.

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

Management expects that we will experience substantial variations in our operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include, without limitation:

•	the use of and demand for PEER Reports and other products and/or services that we may offer in the future that are based on our patented methodology;

•	inconclusive or negative result from our Walter Reed trial;

•	the effectiveness of new marketing and sales programs;

•	turnover among our employees;

•	changes in management;

•	the introduction of products or services that are viewed in the marketplace as substitutes for the services we provide;

•	communications published by industry organizations or other professional entities in the psychiatric and physician community that are unfavorable to our business;

•	the introduction of regulations which impose additional costs on or impede our business; and

•	the timing and amount of our expenses, particularly expenses associated with the marketing and promotion of our services, the training of physicians and psychiatrists in the use of our PEER Reports and research and development.

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

We consider the protection of our intellectual property to be important to our business prospects. We currently have twenty-one issued patents in U.S., as well as Australia, Canada, Europe, Israel, Japan and Mexico and we have also filed multiple additional patent applications in the United States and multiple foreign jurisdictions.

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

We depend heavily upon secure access to, and secure transfer of data via, the internet in exchanging data with customers. Any security breaches could result in unauthorized access to sensitive patient data, our intellectual property and other confidential business information. We use third-party data centers and any damage to, or failure of, our central analytical database could adversely affect our ability to provide our services. For any of the foregoing or related reasons, customers may curtail or stop using our services and we may incur significant legal and financial exposure and liabilities.

We depend heavily on secure access to, and secure transfer of data via the internet in the generation of our PEER Outcome Reports and other data exchange with our customers. We rely on services provided by third parties to store, transmit and process data in our central neurometric database. Security breaches could expose us to a risk of losing data and result in litigation and possible liability. Security measures taken by us or by such third party service providers may be breached as a result of third party action, including intentional misconduct by computer hackers, employee error, malfeasance, fraud or otherwise, during transfer or processing of data or at any time and result in someone obtaining unauthorized access to sensitive patient information, our intellectual property, other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our service, damage to our reputation, disruption to our business, could lead to legal liability and severely curtail future revenue.

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

Because our service is complex and cloud based we rely on third-party data centers to store the data in our central neurometric database, our data and processes may be corrupted at some future time resulting in erroneous, defective or ineffective reports, which could result in unanticipated downtime in our service for PEER Network providers, resulting in harm to our reputation and our business. We do not control the operation of these facilities. While we take precautions such as (data redundancy, back-up and disaster recovery plans) to prevent service interruptions, our data centers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, communications failures and similar events. The occurrence of a natural disaster or an act of terrorism, or vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the availability of our central neurometric database. Since many physicians rely on our service to assist in treating their patients, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and hurt the reputation of the physicians in our PEER Network. If that occurs, physicians could elect to terminate their relationship with us, or delay or withhold payment to us. We could lose future revenues or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation and a reduction in revenue.

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

We currently have general liability and medical professional liability insurance coverage for up to $3 million per year for personal injury claims. We may not be able to maintain adequate liability insurance, in accordance with standard industry practice, with appropriate coverage based on the nature and risks of our business, at acceptable costs and on favorable terms. Insurance carriers are often reluctant to provide liability insurance for new healthcare services companies and products due to the limited claims history for such companies and products. In addition, based on current insurance markets, we expect that liability insurance will be more difficult to obtain and that premiums will increase over time and as the volume of patients treated by physicians that are guided by our PEER Reports increases. In the event of litigation, regardless of its merit or eventual outcome, or an award against us during a time when we have no available insurance or insufficient insurance, we may sustain significant losses of our operating capital which may substantially reduce stockholder equity in the company.

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

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving our shares of common stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our securities constitute “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares or our common stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

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

Our officers, directors, principal stockholders (greater than 5% stockholders) and nominees to our board of directors collectively control approximately 59% of our issued and outstanding common stock and 57% on a fully diluted basis. As a result, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In addition, two significant stockholders exercise substantial control over the composition of the board of directors, by virtue of having the power to nominate all of the members of the board of directors. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Transactions engaged in by our largest stockholders, our directors or executives involving our common stock may have an adverse effect on the price of our stock.

Our officers, directors, principal stockholders (greater than 5% stockholders) and nominees to our board of directors collectively control approximately 59% of our issued and outstanding common stock and 57% on a fully diluted basis. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

Non-U.S. investors may have difficulty effecting service of process against us or enforcing judgments against us in courts of non-U.S. jurisdictions .

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

ITEM 1B.          Unresolved Staff Comments

Not applicable.

ITEM 2.             Properties

The Company leases its headquarters and Neurometric Services space, located at 85 Enterprise, Suite 410, Aliso Viejo, CA 92656, under an operating lease which commenced on February 1, 2010 and terminated on January 31, 2013. The 2,023 square foot facility has an average cost for the lease term of $3,600 per month. On December 27, 2012, we agreed to enter into a 12 month extension to our lease for our current location at 85 Enterprise, Suite 410, Aliso Viejo, CA 92656. The lease period started on February 1, 2013 and ends January 31, 2014. The monthly rent remains the same as our 2012 monthly rate at $4,147 with the 9th month of the lease, October 2013, being a rent-free month.

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

On April 11, 2011, Leonard J. Brandt and his family business partnership Brandt Ventures, GP, filed an action in the Superior Court for the State of California, Orange County against CNS Response, Inc., one of its stockholders, SAIL Venture Partner, LP, and Mr. David Jones, a member of the board of directors, alleging breach of a promissory note agreement entered into by Brandt Ventures, GP and the Company and alleging that Mr. Brandt was wrongfully terminated as CEO in April, 2009.  The Company was served with a summons and complaint in the action on July 19, 2011.

On November 1, 2011, Mr. Brandt and Brandt Ventures filed an amended complaint amending their claims and adding new claims against the same parties. On March 12, 2012, the court sustained demurrers to certain of the counts against each defendant. On March 22, 2012, the plaintiffs filed a second amended complaint modifying certain of their claims, but did not add new claims. On February 6, 2013, the plaintiffs moved for leave to amend the second amended complaint and filed a third amended complaint. On March 6, 2013 the Court granted leave to amend, but awarded fees and costs for the defendants to again make dispositive motions. The third amended complaint added a claim for breach of the promissory note and seeks to foreclose on the collateral securing the note obligation.  In addition, Mr. Brandt is seeking approximately $170,000 of severance and compensatory and punitive damages in connection with his termination.  In interrogatory responses served on January 26, 2013, Mr. Brandt for the first time identified that he seeks damages in connection with his termination in an amount exceeding $9 million.  Mr. Brandt has proffered no credible evidence to support damages in this amount, and the Company believes this claim for damages is without merit.  The plaintiffs also seek rescission of a $250,000 loan made by Brandt Ventures, GP to the Company which was converted into common stock in accordance with its terms and restitution of the loan amount.

Discovery is ongoing and the Company continues to aggressively defend the action. A trial date has been set for May 2014. The Company believes the third amended complaint, like the prior complaints, is without merit. The Company is aggressively defending the action and has not accrued any amounts related to this matter. The action is captioned Leonard J. Brandt and Brandt Ventures, GP v. CNS Response, Inc., Sail Venture Partners and David Jones, case no. 30-2011-00465655-CU-WT-CJC.

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

The following table sets forth, for the periods indicated, the high and low bid information for our common stock as determined from sporadic quotations on the OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Fiscal Year Ended September 30, 2012
First Quarter	$7.50	$1.50
Second Quarter	$6.00	$2.10
Third Quarter	$8.00	$3.60
Fourth Quarter	$3.60	$0.51

Fiscal Year Ended September 30, 2013
First Quarter	$1.01	$0.40
Second Quarter	$2.06	$0.49
Third Quarter	$2.33	$0.89
Fourth Quarter	$1.74	$0.30

On December 20, 2013, the closing sales price of our common stock as reported on the OTC Bulletin Board was $0.35 per share.  As of December 20, 2013, there were 398 record holders of our common stock.  The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The required disclosure on our equity compensation plan is incorporated herein by reference to “Item 13. Certain Relationships and Related Transactions, and Director Independence - Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated in our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed on or before January 31, 2014.

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

ITEM 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes provided under Part II, Item 8 of this annual report on Form 10-K.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the fiscal years ended September 30, 2013 and 2012.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “goal,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this annual report on Form 10-K for a discussion of certain risks associated with our business.  We disclaim any obligation to update forward-looking statements for any reason.

Overview

We are a clinical decision support company with a patented commercial neurometric platform to predict drug response for treatment of brain disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder (“PTSD”).  We have commenced a reimbursed 2,000 patient trial at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital (“Fort Belvoir”) focused on patients with depression, PTSD and mild traumatic brain injury (“mTBI”) in order to support clinical decisions in the treatment of depression and related disorders.  We will be reimbursed by Walter Reed at our standard rate for each Psychiatric Electroencephalographic Evaluation Registry (“PEER”) Outcome report rendered in the study.

Clinical Services- Discontinued Operation

In January 2008, we acquired, the Neuro-Therapy Clinic, Inc. (“NTC”) which upon the completion of the transaction became a wholly-owned subsidiary. NTC operated a psychiatric medication management practices in the state of Colorado. Due to the Company’s inability to raise sufficient funding and due to NTC’s continued operating losses, it was decided to discontinue the operations of NTC effective September 30, 2012, as the Company chose to focus its limited cash resources on its Walter Reed clinical trial. Consequently, NTC is accounted for as a discontinued operation.

Working Capital

  We are unable to pay our obligations as they become due and we are in arrears on paying certain of our creditors.  If we are not able to raise additional funds within the next few months and reach some accommodations with our creditors, we will likely be required to cease our operations.

Since our inception, we have generated significant net losses. As of September 30, 2013, we had an accumulated deficit of approximately $56.6 million; and as of September 30, 2012, our accumulated deficit was approximately $45.6 million. We incurred operating losses of $4.2 million and $4.8 million for the fiscal years ended September 2013 and 2012, respectively and incurred net losses of $10.9 million and $3.4 million for those respective periods. Large, non-cash, accounting transactions significantly impacted the net losses for the 2013 and 2012 fiscal years were including:

•	a loss of $5.8 million on the inducement to convert $7.7 million of convertible promissory notes and interest in the 2013 period; a similar transaction to this did not occur in the 2012 period.
•	a gain of $7.0 million on derivative liabilities in the 2012 fiscal year as opposed to a loss of $0.1 million on derivative liabilities for the 2013 period;

Assuming we are able to continue our operations, we expect our net losses to continue for at least the next couple of years. We anticipate that a substantial portion of any capital resources and efforts would be focused on our clinical trial being conducted at Walter Reed and Fort Belvoir, followed by the scale-up of our commercial organization, further research, product development and other general corporate purposes, including the payment of legal fees incurred as a result of our litigation. We anticipate that future research and development projects would be funded by grants or third-party sponsorship, along with funding by the Company.

As of September 30, 2013, our current liabilities of approximately $3.6 million exceeded our current assets of approximately $1.4 million by approximately $2.2 million and, assuming we are able to continue our operations, our net losses will continue for the foreseeable future.  During fiscal year 2013 we were successful in converting all $9.6 million of our convertible debt, and interest of $1.7 million thereon, to equity and we also negotiated settlements with stock in lieu of cash with 10 of our creditors to settle $0.5 million owed to them. Between September 30 and November 14, 2013, we have raised an additional $475,000 in a private placement of common stock at $0.25 per share and we have negotiated settlements with creditors for a further $1,466,800 of debt with 1,446,380 shares of common stock. We will need additional funding to complete our clinical trial at Walter Reed, Fort Belvoir and other military and VA locations. Plus additional funding will be needed before we can significantly increase the demand for our PEER Online services.

We are actively exploring additional sources of capital; however, we cannot offer assurances that additional funding will be available on acceptable terms, or at all, especially given the economic and market conditions that currently prevail and the Company’s failure to consummate the public offering of securities it had pursued during fiscal year 2012. Even if we were to raise additional funds, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial additional portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting the funds available for our business activities. If adequate funds are not available, it will likely force us to cease operations or would otherwise have a material adverse effect on our business, financial condition and/or results of operations.

2010 through 2013 Private Placement Transactions

Between June 3, 2010 and February 2012, the Company raised funds through four rounds of private placements as follows:

•	From June 3, 2010 through to November 12, 2010, we raised $3.0 million through the sale of senior secured convertible notes (“October 2010 Notes”) and warrants. Of such amount $1.75 million was purchased by members of our Board of Directors or their affiliate companies.

•	From January 20, 2011 through to April 25, 2011, we raised $2.50 million through the sale of subordinated convertible notes (“January 2011 Notes”) and warrants. Of such amount, $1.00 million was purchased by members of our Board of Directors or their affiliate companies. These January Notes have subsequently been amended to add a second position security interest.

•	From October 12, 2011 through January 30, 2012, we raised an additional $2.00 million through the sale of subordinated secured convertible notes (“October 2011 Notes”) and warrants. Of such amount, $1.04 million was purchased by members of our Board of Directors or their affiliate companies.

•	On February 29, 2012, we raised an additional $90,000 through the sale of an unsecured convertible note and warrants. This note was purchased by an affiliate company of a member of our Board of Directors.

Effective October 24, 2012, all the warrants that were issued in connection with the abovementioned four private placement transactions were forfeited pursuant to the Amended & Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012. This agreement also amended the conversion price of the notes to $1 per share.

From August 17, 2012, through September 30, 2012, we raised an additional $2.0 million through the sale of October 2012 Notes convertible at $0.04718 per share of common stock. All these notes, along with the interest thereon, were converted by September 30, 2013 into 44,085,044 shares of common stock.

On January 31, 2013, SAIL Capital Partners converted one October 2010 Note in the aggregate principle amount of $0.25 million and six January 2011 Notes in the aggregate amount of $1.00 million, plus the interest thereon, which were held by various SAIL entities into 1,469,816 shares of common stock at $1 per share.

Effective August 12, 2013, all remaining notes convertible at $1.0 per share in the aggregate total amount of $7.7 million of principal and interest thereon, were converted into 30,893,419 shares of common stock pursuant to an offer letter to convert the notes and interest at $0.25 per share and the Omnibus Note Amendment Agreement, which was fully executed on August 12, 2013, when all holders of the notes convertible at $1.0 per share agreed to convert those notes and interest into common stock at $0.25 per share.

Please see Note 4. Convertible Debt and Equity Financings to the Consolidated Financial Statements for details of the abovementioned transactions.

From February through November of 2013, the Company conducted three tranches of private placements of shares of common stock at $0.25 per share as follows:

•	From February 22, 2013 through April 1, 2013, 19 accredited investors purchased an aggregate of 4,180,000 shares of common stock at a price of $0.25 per share in a private placement. The Company received gross aggregate cash proceeds of $1,045,000. The investors included three affiliates, one of which is the Tierney Family Trust of which Mr. Thomas Tierney, our Chairman of the Board of the Company, is a trustee. The Tierney Family Trust acquired 400,000 shares of common stock for which the Company received cash proceeds of $100,000. A second affiliate investor is Paul Buck, the Company’s CFO, who acquired 50,000 shares of common stock for which the Company received cash proceeds of $12,500, the third affiliate investor is Extuple Limited Partnership (“Extuple”) an accredited investor and a greater than 5% beneficial owner of the Company, invested $300,000 for 1,200,000 shares of common stock.

•	From May 23, 2013, through September 12, 2013, 23 accredited investors purchased an aggregate of 8,000,000 shares of common stock, par value $0.001, at a price of $0.25 per share pursuant to a private placement. The Company received gross aggregate cash proceeds of $2,000,000. The investors included the following affiliates: the Tierney Family Trust of which Mr. Tierney, our Chairman of the Board of the Company, is a trustee, acquired 1,200,000 shares of common stock for which the Company received cash proceeds of $300,000: the Follman Family Trust of which Mr. Robert Follman, a director of the Company is a trustee, acquired 800,000 shares of common stock for which the Company received cash proceeds of $200,000: Mr. John Pappajohn, a director of the Company, acquired 400,000 shares of common stock for which the Company received cash proceeds of $100,000: Mr. Paul Buck, the Company’s CFO, acquired 50,000 shares of common stock for which the Company received cash proceeds of $12,500: Mr. & Mrs. Mark and Jill Oman, who are greater than 5% beneficial owners of the Company, and an entity under their control acquired 1,400,000 shares of common stock for which the Company received cash proceeds of $350,000.

•	From October 7, 2013, through November 14, 2013, the Company sold and issued an aggregate of 1,900,000 shares of its common stock at a per share price of $0.25, in a private placement to 11 accredited investors, for which it received gross cash proceeds to the Company of $475,000.

Financial Operations Overview

Revenues

Our neurometric services revenues are derived from the sale of PEER Reports to physicians. Physicians are generally billed upon delivery of a PEER Report. The list price of our PEER Reports to physicians is $400 per report which excludes the cost of doing the EEG. Our Clinical Trial revenues are derived from the PEER Reports to the Military. The list price of our PEER Reports to the Military is $540 and is inclusive of collecting the EEG. Follow-up reports and more complex work-ups can range from $200 to $800.

Clinical Services revenue, which is now accounted for as a discontinued operation, was generated as a result of providing services to patients on an outpatient basis. Clinical service revenue was recorded at our established billing rates less contractual adjustments. Generally, collection in full was not expected on our established billing rates. Contractual adjustments were recorded to state our clinical service revenue at the amount we expected to collect for the services provided based on amounts due from third-party payers at contractually determined rates.

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

  Research and Product Development

Research and Product development expenses are associated with our neurometric services and primarily represent costs incurred to design and conduct clinical studies, to recruit patients into the studies, to improve PEER Outcome processing, to add data to the CNS Database, to improve analytical techniques and advance application of the methodology. We charge all research and development expenses to operations as they are incurred.

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

  Derivative accounting for convertible debt and warrants

The Company analyzes all financial instruments with features of both liabilities and equity under ASC-480-10 and ASC 815-10 whereby the Company determines the fair market carrying value of a financial instrument using the Black-Scholes model and revalues the fair market value on a quarterly basis. Any changes in carrying value flow through as other income (expense) in the income statement. As of September 30, 2013, the Company no longer has any convertible debt or warrants, and therefore, has no associated derivative liabilities.

Results of Operations for the Fiscal Years Ended September 30, 2013 and 2012

We operated in two business segments until September 30, 2012. Since September 30, 2012, Neurometric Services has been focused on conducting the clinical trial at Walter Reed and Fort Belvoir and on the delivery of reports (“PEER Reports”) to a core group of physicians. The PEER Report that enables psychiatrists and other physician/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology. Our Clinical Services business which was operated by the NTC providing full service psychiatric services has been closed and is now accounted for as a discontinued operation.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Fiscal Year ended September 30,
	2013	2012

Revenues	100%	100%
Cost of revenues	109	115
Gross profit	(9)	(15)
Research	128	230
Product development	855	513
Sales and marketing	265	867
General and administrative expenses	1,952	2,555
Operating loss	(3,209)	(4,180)
Other income (expense), net	(5,109)	1,645
Net income (expense) before Discontinued Operations	(8,318)	(2,535)
Loss from Discontinued Operations	(15)	(427)
Net income (loss)	(8,333)%	(2,962)%

Revenues

	Fiscal Year ended September 30,		Percent Change
	2013	2012
Neurometric Service Revenues	$130,900	$115,000	14%

With respect to our Neurometric Services business, the number of third party paid PEER Reports delivered increased to 317 for the fiscal year ended September 30, 2013, up from 294 for the prior fiscal year end. Our standard price per report is $400 to our non-military providers and $540, which includes the collection of the EEG, to our military clinical trial providers. The average revenue per report increased to $413 per test due to the mix of regular and clinical trial reports. The total numbers of free PEER Reports processed were 97 and 130 for the fiscal years ended September 30, 2013 and 2012 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Fiscal Year ended September 30,		Percent Change
	2013	2012
Cost of Neurometric Services revenues	$142,600	$132,000	8%

Cost of Neurometric Services revenues consisting of payroll costs, consulting costs, and other miscellaneous charges were as follows:

		Fiscal Year ended September 30,
	Key Expense Categories	2013	2012	Change
(1)	Salaries and benefit costs	$108,500	$92,100	$16,400
(2)	Consulting fees	33,000	37,700	(4,700)
(3)	Other miscellaneous costs	1,100	2,200	(1,100)
	Total Costs of Revenues	$142,600	$132,000	$10,600

Consulting costs associated with the processing of PEER Reports are $75 per PEER Report. We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

The increase in Cost of Revenues was due to an increase in salaries and partly offset by reductions in consulting fees and other miscellaneous costs when compared to the corresponding period in 2012.

(1)	Salary and benefit expenses for the fiscal year 2013 increased over fiscal year 2012 because staff was furloughed for two months in the 2012 period due to the Company’s poor financial position. For seven months of fiscal year 2013 staff was paid two thirds of their salary and one third was accrued due to limited cash resources. As of May 2013, staff was again paid their regular salary.
(2)	Consulting fees declined for the 2013 period due to efforts to reduce our reliance on consulting services.
(3)	Other miscellaneous costs declined marginally for the fiscal year 2013.

Research

	Fiscal Year ended September 30,		Percent Change
	2013	2012
Neurometric Services Research	$167,900	$264,500	(37)%

Research expenses consist of clinical studies expenses, doctor training costs, consulting fees, payroll costs (including stock-based compensation costs), travel and conference costs and other miscellaneous costs which were as follows:

		Fiscal Year ended September 30,
	Key Expense Categories	2013	2012	Change
(1)	Salaries and benefit costs	$181,100	$231,600	$(50,500)
(2)	Consulting fees	(23,000)	12,100	(35,100)
(3)	Other miscellaneous costs	9,800	20,800	(11,000)
	Total Research	$167,900	$264,500	$(96,600)

Comparing the fiscal year ended September 30, 2013 with the corresponding period in 2012:

(1)	Salary and benefit costs decreased for the 2013 period as we renegotiated our arrangement with Dr. Hoffman to be our part-time medical director, which resulted in a reduction in salary and benefit costs. Stock compensation costs for the 2013 period were also reduced as some options became fully vested and the expenditure ceased.
(2)	Consulting costs decreased as we reversed an anticipated accrued consulting cost which did not materialize.
(3)	Other miscellaneous costs were reduced as travel related expenses were curtailed for the 2013 period and insurance costs were lowered.

Product Development

	Fiscal Year ended September 30,		Percent Change
	2013	2012
Neurometric Services Product Development	$1,119,500	$589,200	90%

Product Development expenses consist of payroll costs (including stock-based compensation costs), consulting fees, programming fees on the production system, database costs and miscellaneous costs which were as follows:

		Fiscal Year ended September 30,
	Key Expense Categories	2013	2012	Change
(1)	Salaries and benefit costs	$457,400	$246,000	$211,400
(2)	Consulting fees	442,000	158,700	283,300
(3)	System development costs	75,100	165,700	(90,600)
(4)	Conference & Travel	98,300	1,100	97,200
(5)	Other miscellaneous costs	46,700	17,700	29,000
	Total Product Development	$1,119,500	$589,200	$530,300

Comparing the fiscal year ended September 30, 2013 with the corresponding period in 2012:

(1)	Salaries and benefits increased for the 2013 period due to (a) an increase in stock-based compensation and health insurance costs and (b) a realignment of staff from sales and marketing to product development: the role of our Vice President of Government Accounts, Col (Ret) Stewart Navarre was changed effective January 2013 from a Sales and Marketing function to a Product Development function in managing the clinical trial at Walter Reed and Fort Belvoir. Salaries for the 2013 period were being paid at two thirds of normal, with a third of the salary being accrued: effective May 2013, 100% of salaries are being paid to staff.

(2)	Consulting fees increased for the 2013 period as clinical research consultants and EEG technologists were hired, through the Henry Jackson Foundation, to work on the Walter Reed/Fort Belvoir clinical trial which was approved in January 2013. The cost of these contractors was $237,000 for fiscal year 2013; the clinical trial was not operational in the 2012 period and consequently no comparative costs were incurred. The remainder of the fiscal year 2013 consulting cost of $205,000 was for a Clinical Research Organization (“CRO”) whose consultants are assisting the Company with its clinical trial. For fiscal year 2012 the CRO costs were $158,700 as they assisted in the development of the clinical trial protocol and the set-up of the clinical data software tracking system.

(3)	System development and maintenance costs decreased for fiscal year 2013 as there were no major system initiatives undertaken during this period. However, expenditures were focused on clinical study software to be used in the Walter Reed study. In fiscal year 2012 we had effected major upgrades to the PEER Online system with the development of the Physician’s Portal to provide greater web-enabled capabilities and converted to the newer and more powerful Neuroguide platform, which provides superior capabilities for the PEER Online system.

(4)	Conference & Travel increased for fiscal year 2013 as our VP of Government Accounts temporarily relocated to Bethesda, MD, to be on site at Walter Reed/Fort Belvoir to administer the clinical trial; the clinical trial was not operational in the prior 2012 period so travel expenses were minimal.

(5)	Other miscellaneous costs increased in fiscal year 2013 as expenditures were incurred with the set-up of the Walter Reed/Fort Belvoir clinical trial.

Sales and marketing

	Fiscal Year ended September 30,		Percent Change
	2013	2012
Sales and Marketing
Neurometric Services	$347,500	$997,100	(65)%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.

		Fiscal Year ended September 30,
	Key Expense Categories	2013	2012	Change
(1)	Salaries and benefit costs	$262,500	$702,100	$(439,600)
(2)	Consulting fees	51,300	134,900	(83,600)
(3)	Advertising and marketing costs	15,600	93,100	(77,500)
(4)	Conferences and travel costs	10,700	50,000	(39,300)
(5)	Other miscellaneous costs	7,400	17,000	(9,600)
	Total Sales and marketing	$347,500	$997,100	$(649,600)

Comparing the fiscal year ended September 30, 2013, with the same period in 2012:

(1)	Salaries and benefits decreased for fiscal year 2013 as (1) our Executive Vice President of Marketing left the Company; he continues to be a resource to the Company on a consulting basis; (2) compensation that had been accrued in a prior period was forfeited in exchange for common stock; (3) we realigned our VP of Operations from sales and marketing to product development in order to project-manage the Walter Reed/Fort Belvoir clinical trial. These adjustments resulted in a decline of roughly $381,000 in this line item. Salaries for fiscal year 2013 were being paid at two thirds of the normal salary with one third being accrued; effective May 2013, 100% of salaries are being paid to staff.

(2)	Consulting fees decreased for fiscal year 2013 as the Company cut back on all marketing consulting services due to limited cash resources available.

(3)	Advertising and marketing expenses in fiscal year 2013 were curtailed due to the limited available cash resources. We undertook a test marketing campaign in the Washington, DC area, in support of recruitment efforts for the clinical study. In the fiscal year 2012, we spent $65,000 on a test marketing campaign targeting Denver, Boston, and Southern California and we also incurred $26,000 as part of a marketing/economic analysis undertaken with Medco Health Solutions.

(4)	Conference and travel related expenditures were reduced for fiscal year 2013 compared to the prior fiscal year, due to the staff reduction and realignment.

(5)	Miscellaneous expenditures for fiscal year 2013 decreased from the prior period as expenses were kept to a minimum due to the limited cash resources available.

General and administrative

	Fiscal Year ended September 30,		Percent Change
	2013	2012
General and administrative
Neurometric Information Services	$2,554,000	$2,938,100	(13)%

General and administrative expenses for our Neurometric Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs and miscellaneous costs.

		Fiscal Year ended September 30,
	Key Expense Categories	2013	2012	Change
(1)	Salaries and benefit costs	$1,366,500	$1,610,000	$(243,500)
(2)	Legal fees	554,700	512,100	42,600
(3)	Other professional and consulting fees	170,700	307,100	(136,400)
(4)	Patent costs	76,400	126,200	(49,800)
(5)	Marketing and investor relations costs	18,800	20,100	(1,300)
(5)	Conference and travel costs	79,600	76,300	3,300
(5)	Dues & subscriptions fees	65,300	58,100	7,200
(5)	General admin and occupancy costs	222,000	228,200	(6,200)
	Total General and administrative costs	$2,554,000	$2,938,100	$(384,100)

With respect to our Neurometric Services business, for the fiscal year ended September 30, 2013, compared to the same period in 2012 we had the following changes:

(1)	Salaries and benefit expenses decreased for the fiscal year 2013 as $133,000 of previously accrued salaries and bonuses were forfeited by the CEO and CFO in exchange for common stock. Salaries for the 2013 period were being paid at two thirds of normal salary with one third being accrued; effective May 2013, 100% of salaries are being paid to staff.

(2)	Legal fees showed a net increase for fiscal year 2013 due to the mix of legal services used and the timing of those services. The Brandt litigation expenses increased to $282,600, being $61,300 greater than the expenditure in fiscal year 2012. We also renegotiated our accrued fees with our lobbying firm which enabled us to recapture $12,000 which had been previously expensed in fiscal year 2012 when we incurred lobbing expenses of $99,300. Other legal fees were slightly reduced as the Company minimized all expenditure during this period for financial reasons.

(3)	Professional and consulting fees decreased due to the general reduction in the use of consultants, the mix of consulting services used and the allocation of certain expenditures in the respective periods. Financial consultants who assisted the Company with its public offering and fund raising matters in fiscal year 2012 were not used in fiscal year 2013. Additionally, fees of our CRO consulting firm which were allocated to General and Administrative Expenses in fiscal year 2012, were subsequently booked to our Product Development cost center for fiscal year 2013.

(4)	Patent costs decreased largely due to the timing and volume of patent applications and maintenance costs. Where possible, costs were deferred due to the limited available cash resources; no patents or applications lapsed due to any delayed payment of maintenance or application fees during this period.

(5)	These costs remained substantially similar for fiscal year 2013 and fiscal year 2012.

Other income (expense)

	Fiscal Year ended September 30,		Percent Change
	2013	2012
Neurometric Services (expense), net	$(6,686,600)	$1,891,500	*

(* not meaningful)

For the fiscal year ended September 30, 2013 and 2012 net other non-operating income (expenses) for Neurometric Services were as follows:

•	For the fiscal year ended September 30, 2013, we incurred non-cash interest charges totaling $1,288,200 of which $622,200 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $662,300 of warrant discount amortization and derivative liability charges for warrant and note conversions; only $3,700 was for actual net interest paid in cash for the year.

For the fiscal year ended September 30, 2012, we incurred non-cash interest charges totaling $4,123,200 of which $664,400 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $3,449,600 of warrant discount amortization and derivative liability charges for warrant and note conversions; only $9,200 was for actual net interest paid in cash for the year.

•	For the fiscal year ended September 30, 2013, we incurred finance fees totaling $62,100 in association with our private placement of convertible notes. Of these finance fees $31,700 were paid in cash and $30,500 which was the fair value of warrants that were issued to the placement agent.

For the fiscal year ended September 30, 2012, we incurred finance fees totaling $151,500 in association with our private placement of convertible notes. Of these finance fees $94,700 were paid in cash and $56,800 was the fair value of warrants that were issued to the placement agent.
•	For the fiscal year ended September 30, 2013, offering costs of $2,500 were expensed as they related to our private placement fund raising efforts.

For the fiscal year ended September 30, 2012, offering costs of $784,100 were expensed as they related to our failed public offering efforts in the United States.

•	Under ASC 815, all derivative instruments are required to be measured subsequently at fair value and the change in fair value of non-hedging derivative instrument are to be recognized in current earnings. Revaluation of our derivative liabilities for the promissory note conversion feature and associated warrants for the fiscal year ended September 30, 2013 resulted in a non-cash loss of $97,600.
For the same period in 2012 we had a non-cash gain of $6,950,300 on the valuation derivative liabilities. The Company has experienced substantial changes in the valuation of derivative liabilities from quarter to quarter as a result of the volatility in its stock price. However since all ratchet features have been removed from the convertible notes and all the note-related warrants have been forfeited pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement which was agreed to by the majority of each tranche of noteholders, there will be no US GAAP requirement for derivative accounting in the foreseeable future.
•	Under ASC 470-20-55, when a convertible debt instrument, such as a convertible note, is converted to equity securities pursuant to an inducement to convert, the difference between the fair value of the newly converted securities, subject to the inducement, and those of the original conversion consideration is determined to be the cost of the inducement to convert. The fair value of the securities is measured as of the date that the inducement offer is accepted by the convertible note holders. For the fiscal year ended September 30, 2013, the cost of the inducement to convert all the notes originally convertible at $1 per share with the inducement of the conversion at $0.25 per share as of August 12, 2013, was $5,792,500.

There was no inducement to convert charge for the fiscal year ended September 30, 2012.

•	For fiscal year 2013 we benefited from a non-cash gain of $556,300 as a result of accounting for the extinguishment of debt. The debt extinguishment accounting is precipitated by the changes in the fair value of existing notes pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement which extended the maturity date of the notes and eliminated the ratchet feature of the notes in question thereby creating the non-cash gain of $466,300. Also included in the fiscal year 2013 number is a non-cash gain of $90,000 which is the result of the forgiveness of debt by Dr. Harbin for consulting services provided by him.
There was no debt extinguishment charge for the fiscal year ended September 30, 2012.

Net Loss from Continuing Operations

	Fiscal Year ended September 30,		Percent Change
	2013	2012
Neurometric Information Services (expense), net	$(10,888,000)	$(2,916,300)	273%

The net loss for our Neurometric Information Services business of approximately $10.9 million for the fiscal year ended September 30, 2013 compared to the $2.9 million loss in the prior year is primarily due to the large non-cash charges in our Other Income (Expense) expense category described above.

The Company’s operating loss of $4.2 million for the fiscal year ended September 30, 2013, is a reduction of $0.6 million from the $4.8 million loss in the prior year. This reduction is due to a general reduction in operating expenses that occurred in the course of the year, much of it driven by cost cutting due to our very limited cash resources and a singular focus on the Walter Reed/Fort Belvoir clinical trial.

Loss from Discontinued operations:

	Fiscal Year ended September 30,		Percent Change
Loss from Discontinued operations	2013	2012
Clinical Services (expense)	(19,400)	(490,500)	(96)%

For our Clinical Services the net loss for the fiscal year ended September 30, 2013 of $19,400 is a decrease of $471,100 over the same period in the prior year. As there were no ongoing operations during the 2013 period, the loss incurred was largely due to the write down of assets, namely receivables, which were unlikely to be collected, storage fees for medical records and interest and costs associated with the remaining period of our lease on NTC’s premises.

The decision to discontinue the Clinical Services operations was due to NTC’s persistent losses and its inability to function as a standalone entity within the foreseeable future. As the Company was unable to raise funds, there were insufficient cash resources to continue to support NTC.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of September 30, 2013, we had an accumulated deficit of approximately $56.6 million, and for the prior year our accumulated deficit was approximately $45.6 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that with our Walter Reed clinical trial, sales and marketing and general and administrative cost, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of September 30, 2013, we had approximately $1,273,600 in cash and cash equivalents and a working capital deficit of approximately $2.2 million which is a considerable improvement when compared to the prior year in which we had approximately $7,700 in cash and cash equivalents and a working capital deficit of approximately $13.1 million at September 30, 2012.

Operating Capital and Capital Expenditure Requirements

Our continued operating losses and limited capital raise doubt about our ability to continue as a going concern. We have limited ability to meet our current obligations as they become due and we are in arrears on certain of our creditors.  Because of our substantial indebtedness, we are insolvent and need to raise additional funds and restructure our debt in order to continue our operations.

We need additional funds to complete our Walter Reed clinical trial and to continue our operations and will need substantial additional funds before we can increase demand for our PEER Online services. We are continuing to explore additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail.  In addition, any additional equity funding may result in significant dilution to existing stockholders and, if we incur debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.

We expect to continue to incur operating losses in the future. Although since September 30, 2013 we have raised gross cash proceeds of $475,000 through the sale of restricted common stock at $0.25 per share, we anticipate that our cash on hand and cash generated through our operations will not be sufficient to fund our operations for the next 12 months. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could cause us to have to cease operations.

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

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings. From June 3, 2010 through to November 12, 2010, we raised $3.0 million through the sale of secured convertible notes (October 2010 Notes) and warrants. From January 20, 2011 through to April 25, 2011, we raised $2.5 million through the sale of subordinated secured convertible notes (January 2011 Notes) and warrants. From October 11, 2011 through January 31, 2012, we raised $2.0 million through the sales of additional subordinated secured convertible notes (October 2011 Notes). On February 29, 2012 we raised a further $90,000 in an unsecured convertible note. From August 17, 2012 through November 30, 2012 we raised $2.0 million in senior secured notes (October 2012 Notes). Of such amounts, an aggregate of $4.0 million was purchased by members of our current Board of Directors or their affiliate companies or officers of the Company. All these notes have been converted to equity as of September 30, 2013. See Note 4 and Note 7 of the Notes to the Consolidated Financial Statements.

From February 22, 2013 through September 16, 2013, we raised approximately $3.0 million from the issuance of common stock at $0.25 per share to accredited investors pursuant to subscription agreements. Of such amount an aggregate of $1.37 million was purchased by members of the Board of Directors, an officer of the Company and greater than 5% shareholders. See Note 7 of the Notes to the Consolidated Financial Statements.

Since September 30, 2013 through November 14, 2013, we raised an additional $475,000 from the issuance of common stock at $0.25 per share to accredited investors pursuant to subscription agreements.

Cash Flows

Net cash used in operating activities was $3.0 million for the fiscal year ended September 30, 2013 compared to $2.3 million for the same period in 2012.  However, the operations during the two periods were substantially different in that during the 2013 period the Company was solely focused on the Walter Reed/Fort Belvoir clinical study, while during the 2012 period, the Company’s focus was on completing a registered offering, addressing FDA licensure issues and trying to support the Clinical Services operation.

Net cash provided by investing activities was $1,400 for the fiscal year ended September 30, 2013 as compared to use of $25,500 for the same period in 2012.  Our 2013 activity reflected the disposal of computer equipment, whereas during the 2012 period we acquired intellectual property pertaining to a Transcranial Magnetic Stimulation biomarker for $21,200 from Brain Clinics and we purchased $4,300 of furniture and equipment.

Net cash proceeds from financing activities for the fiscal year ended September 30, 2013 were primarily net proceeds of $4.3 million. Of this amount, a net $1.4 million was raised through the sale of senior convertible promissory October 2012 Notes and a net $3.0 million was raised through the private placement of common stock with accredited investors at $0.25 per share. For the same period in 2012, net cash proceeds from financing activities were approximately $2.6 million of which $2.2 was from the sale of our October 2011 Notes and a further $0.4 million was from the sale of our notes convertible at $0.04718.

Net cash used in discontinued operations for the fiscal year ended September 30, 2013 was $21,700 which was primarily for the NTC accounts payable, medical record storage costs and costs associated with the lease. For the same period ended September 30, 2012, net cash used in discontinued operations was $490,500 which was all the total operating cost of NTC.

Contractual Obligations and Commercial Commitments

As of September 30, 2013, our combined lease & note payable obligations are $75,600; our remaining lease obligation on our Aliso Viejo office, which expires on January 30, 2014, is $12,400 with an average monthly rental of $4,100 over the entire lease period.

Our remaining lease obligation on our Greenwood Village, CO, which was occupied by our now discontinued clinical services operation, which expired on April 30, 2013, the remaining balance of the lease was converted to an unsecured one year note of $50,000 bearing an interest rate of 5%.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3-5 years	More than 5 years

Capital Lease Obligations	$12,400	$8,300	$4,100	-	-
Operating Lease Obligations, current operation’s	13,200	7,200	6,000	-	-
Note Payable, discontinued operation’s	50,000	50,000	-	-	-
Total	$75,600	$65,500	$10,100	-	-

Derivative Liability

As of September 30, 2013, the Company no longer has any derivative liabilities. As of September 30, 2012, the Company’s derivative liability was comprised of a warrant liability which was carried at fair value totaling $520,700; there was no conversion option liability. The warrant liability and conversion option liability were removed pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated November 24, 2012 and agreed to by the majority of each tranche of noteholders on November 28, 2012. Consequently, warrants were eliminated and the ratchet feature removed from the convertible notes. As a result, there are no residual warrant or conversion option liabilities as of September 30, 2013.

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented.  As of September 30, 2013, we had net operating loss carryforwards for federal income tax purposes of approximately$33.1 million. If not utilized, the federal net operating loss carryforwards will begin expiring in 2031. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change”. We have not conducted a study of whether or not an ownership change has occurred. Though, it is likely that as a result of substantial sale of our securities over the last two years that our ability to utilize a significant portion of such net operating loss carryforward may be limited. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 7A.           Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

ITEM 8.            Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CNS Response, Inc.

85 Enterprise, Suite 410

Aliso Viejo, CA 92656

We have audited the accompanying consolidated balance sheet of CNS Response, Inc. (the "Company") as of September 30, 2013, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the fiscal year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of September 30, 2012, were audited by other auditors, whose report, dated January 15, 2013, expressed an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and the results of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has recurring losses from operations and a net capital deficiency. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

December 23, 2013

CNS RESPONSE, INC.

CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2013 and 2012

	As at September 30,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$1,273,600	$7,700
Accounts receivable (net of allowance for doubtful accounts of $5,900 and $14,300 as of September 30, 2013 and 2012 respectively)	26,600	12,400
Prepaids and other assets	63,700	43,700
Assets of discontinued operation	-	17,900
Total current assets	1,363,900	81,700
Furniture and equipment, net	16,800	20,000
Other assets	21,500	23,600
TOTAL ASSETS	$1,402,200	$125,300

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable (including $66,700 and $260,000 to related parties as of September 30, 2013 and 2012 respectively)	$2,493,200	$3,086,700
Accrued liabilities	24,200	20,600
Accrued compensation (including $294,500 and $499,100 to related parties as of September 30, 2013 and 2012 respectively)	763,100	732,700
Accrued consulting fees (including $0 and $81,000 to related parties as of September 30, 2013 and 2012 respectively)	-	104,000
Accrued interest	-	1,048,800
Promissory note	-	200,000
Derivative liability	-	520,700
Unsecured convertible promissory notes (net of discounts $0 and $370,200 as of September 30, 2013 and 2012 respectively)	-	27,900
Senior subordinated convertible promissory notes-related party (net of discounts of $0 and $0 as of September 30, 2013 and 2012 respectively)	-	3,023,900
Subordinated convertible promissory notes-related party (net of discounts $0 and $416,700 as of September 30, 2013 and 2012 respectively)	-	4,083,300
Unsecured convertible promissory note (net of discounts $0 and $37,500 as of September 30, 2013 and 2012 respectively)	-	52,500
Current portion of long-term debt	7,200	5,200
Liabilities of discontinued operation (including $0 and $89,000 to related parties as of September 30, 2013 and 2012 respectively)	268,500	288,700
Total current liabilities	3,556,200	13,195,000

LONG-TERM LIABILITIES
Capital lease	6,000	5,000
Total long-term liabilities	6,000	5,000
TOTAL LIABILITIES	3,562,200	13,200,000
STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value; authorized 150,000,000 shares; 92,716,562 and 1,914,175 shares issued and outstanding as of September 30, 2013 and 2012	92,700	1,900
Additional paid-in capital	54,298,000	32,566,700
Accumulated deficit	(56,550,700)	(45,643,300)
Total stockholders' deficit	(2,160,000)	(13,074,700)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,402,200	$125,300

See accompanying Notes to the Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED

SEPTEMBER 30, 2013 AND 2012

	2013	2012
REVENUES
Neurometric Services	$130,900	$115,000

OPERATING EXPENSES:
Cost of Neurometric Service revenues	142,600	132,000
Research	167,900	264,500
Product development	1,119,500	589,200
Sales and marketing	347,500	997,100
General and administrative	2,554,000	2,938,100

Total operating expenses	4,331,500	4,920,900

OPERATING LOSS	(4,200,600)	(4,805,900)

OTHER INCOME (EXPENSE):
Interest expense, net	(1,288,200)	(4,123,200)
Gain on extinguishment of debt	556,300	-
Financing fees	(62,100)	(151,500)
Offering costs	(2,500)	(784,100)
Inducement to convert debt	(5,792,500)	-
Gain (loss) on derivative liabilities	(97,600)	6,950,300
Total other income (expense)	(6,686,600)	1,891,500
LOSS BEFORE PROVISION FOR INCOME TAXES	(10,887,200)	(2,914,400)
Provision for income taxes	800	1,900
LOSS FROM CONTINUING OPERATIONS	(10,888,000)	(2,916,300)
Loss from discontinued operations	(19,400)	(490,500)
NET LOSS	$(10,907,400)	$(3,406,800)
BASIC LOSS PER SHARE:
From continuing operations	$(0.14)	$(1.55)
From discontinued operations	(0.00)	(0.26)
Combined Net Loss	(0.14)	(1.81)

DILUTED LOSS PER SHARE:
From continuing operations	$(0.14)	$(1.55)
From discontinued operations	(0.00)	(0.26)
Combined Net Loss	(0.14)	(1.81)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	75,800,179	1,887,508
Diluted	75,800,179	1,887,508

See accompanying Notes to the Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2013 AND 2012

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2011	1,871,352	1,900	30,813,100	(42,236,500)	(11,421,500)

Stock-based compensation	-	-	1,350,800	-	1,350,800
Stock issued for warrant exercise	2,823	-	900	-	900
Conversion of a October 2012 Note	40,000	-	1,900	-	1,900
Beneficial conversion discount	-	-	400,000	-	400,000
Net loss for the fiscal year ended September 30, 2012	-	-		(3,406,800)	(3,406,800)
Balance at September 30, 2012	1,914,175	1,900	32,566,700	(45,643,300)	(13,074,700)

Stock-based compensation	-	-	1,257,300	-	1,257,300
Valuation of warrants issued for debt	-	-	30,400	-	30,400
Stock issued for officer’s salaries	165,790	200	7,700	-	7,900
Conversion of convertible promissory notes:
-October 2010 Notes: Senior subordinated convertible notes	14,246,852	14,200	3,775,000	-	3,789,200
-January 2011 Notes: Subordinated convertible notes	8,503,003	8,500	2,992,100	-	3,000,600
-October 2011 Notes: Subordinated convertible notes	9,205,680	9,200	2,292,200	-	2,301,400
-February 2012 Notes: Unsecured convertible note	407,700	400	101,500	-	101,900
-October 2012 Notes: Unsecured convertible notes	44,085,044	44,100	2,035,900	-	2,080,000
Stock issued for private placement shares purchases	12,180,000	12,200	2,946,600	-	2,958,800
Stock issued in lieu of cash to creditors	2,008,318	2,000	500,100	-	502,100
Inducement to convert debt	-	-	5,792,500	-	5,792,500
Net loss for the fiscal year ended September 30, 2013	-	-	-	(10,907,400)	(10,907,400)
Balance at September 30, 2013	92,716,562	92,700	54,298,000	(56,550,700)	(2,160,000)

See accompanying Notes to the Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

SEPTEMBER 30, 2013 AND 2012

	2013	2012
OPERATING ACTIVITIES:
Net loss	$(10,907,400)	$(3,406,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	19,400	490,500
Depreciation and amortization	13,000	18,800
Amortization of discount on bridge notes issued	662,300	3,544,200
Loss (gain) on derivative liability valuation	97,600	(6,950,300)
Stock based compensation	1,257,300	1,350,800
Gain on extinguishment of debt	(556,300)	-
Inducement to convert debt	5,792,500	-
Issuance of warrants for financing services	30,400	56,800
Non-cash interest expense	622,200	664,300
Changes in operating assets and liabilities:
Accounts receivable	(14,200)	6,800
Prepaids and other	(20,000)	28,000
Accounts payable and accrued liabilities	(63,400)	1,386,300
Accrued compensation and others	-	469,000
Security deposit on new lease	-	4,600
Deferred compensation	30,400	-
Net cash used in operating activities	(3,036,200)	(2,337,000)
INVESTING ACTIVITIES:
Acquisition of furniture & equipment	-	(4,300)
Disposal of equipment	1,400	-
Acquisition of Brain Clinics	-	(21,200)
Net cash provided by (used in) investing activities	1,400	(25,500)
FINANCING ACTIVITIES:
Repayment of a capital lease	(4,700)	(6,100)
Net proceeds from purchase of common stock	2,958,800	900
Net proceeds from bridge notes	1,368,300	2,595,300
Net cash provided by financing activities	4,322,400	2,590,100
Net cash provided by continuing operations	1,287,600	227,600
DISCONTINUED OPERATIONS
Net cash used in discontinued operations	(21,700)	(293,500)
NET INCREASE (DECREASE) IN CASH	1,265,900	(65,900)
CASH- BEGINNING OF YEAR	7,700	73,600
CASH- END OF YEAR	$1,273,600	$7,700
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,600	$9,300
Income taxes	$800	$1,900
Non-cash financing activities:
Offering costs	2,500	784,100
Shares issued for officer salaries payable	$7,900	$-
Shares issued on conversion of promissory notes and accrued interest	$11,273,100	-
Shares issued for accounts payable	$502,100	-

See accompanying Notes to the Consolidated Financial Statements

CNS RESPONSE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013

1.	NATURE OF OPERATIONS

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

The Company is a clinical decision support company with a patented commercial neurometric platform to predict drug response for treatment of brain disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder (“PTSD”).  The Company has commenced a reimbursed 2,000 patient trial at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital focused on patients with depression, PTSD and mild traumatic brain injury in order to support clinical decisions in the treatment of depression and related disorders.  We will be reimbursed by Walter Reed at our standard rate for each Psychiatric Electroencephalographic Evaluation Registry (“PEER”) Outcome report rendered in the study.

In addition, the Company had acquired the Neuro-Therapy Clinic, Inc. (“NTC”) on January 15, 2008, which provided behavioral health care services.  However, due to the Company’s inability to raise sufficient funding and due to NTC’s continued operating losses, it was decided to discontinue the operations of NTC effective September 30, 2012, as the Company chose to focus its limited cash resources on the clinical trial at Walter Reed. NTC is accounted for as a discontinued operation as detailed in Footnote 3.

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

The Company’s continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern. The Company has limited cash resources for its operations and will need to raise additional funds to meet its obligations as they become due.

To date, the Company has financed its cash requirements primarily from debt and equity financings.  It will be necessary for the Company to raise additional funds immediately to continue its operations and to raise substantial additional funds before the Company can increase demand for its PEER Online services (formerly known as rEEG services). Until it can generate a sufficient amount of revenues to finance its cash requirements, which it may never do, the Company has to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this report.  The Company continues to explore additional sources of capital but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The Company was unsuccessful in consummating the public offering of securities it had been pursuing in 2012. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of November 30, 2012 the Company closed on a $2 million round of convertible debt financing and has approval from the majority of note holders in each tranche to raise an additional $1 million of debt. All $2 million of this debt and $ 81,800 interest thereon was converted to 44,085,044 shares of common stock at $0.25 per share, par value $0.001 per share, between January 18, 2013 and September 30, 2013.

Between February 22, 2013 and April 4, 2013, the Company issued an aggregate of 4,180,000 shares of its common stock, par value $0.001 per share, at a per share price of $0.25, in a private placement to an aggregate of 19 accredited investors, including 450,000 shares issued to two affiliates of the Company, for gross cash proceeds to the Company of $1,045,000.

Between May 10, 2013 and September 12, 2013, the Company issued an aggregate of 8,000,000 shares of its common stock, par value $0.001 per share at a per share price of $0.25, in a private placement to an aggregate of 23 accredited investors, including 2,400,000 shares issued to three affiliates of the Company, for gross cash proceeds to the Company of $2,000,000.

On August 12, 2013, pursuant to an offer to all holders of debt convertible into common stock at $1.00 per share all holders agreed to convert $7,723,400 of convertible debt and interest thereon into 30,893,419 shares of common stock, par value $0.001 per share, at a per share price of $0.25.

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

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed federally insured limit of $250,000.  At September 30, 2013 cash exceeded the federally insured limit by $1,023,600.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

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

Effective November 28, 2012 the Company, together with the majority of the note holders of each of the October 2010 Notes, the January 2011 Notes, the October 2011 Notes and the February 2011 Note (see Note 4 below) agreed to amend all the Notes, pursuant to the terms of the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement, dated as of October 24, 2012. Consequently, all of such notes were amended to (a) extend the maturity date to October 1, 2013, (b) set the conversion price at $1.00, subject to adjustment as provided in the notes and (c) remove full-ratchet anti-dilution protection. In addition, the holders forfeited the warrants they received in connection with the issuance of the notes, and consented to the 2012 Bridge Financing, the issuance of the October 2012 Notes and to the subordination of their notes to these October 2012 Notes. Both the convertible notes and warrants had contained ratchet provisions, which under ASC 815 required bifurcation of the conversion feature and warrants for derivative liability treatment. With the warrants forfeited, the ratchet in the notes eliminated and the maturity date extended, only the interest rate on all the notes remained unchanged at 9% per annum. Using the Black Scholes model, we valued each tranche of the Notes as of November 28, 2012 and compared that value with the value of these notes on the prior day with their original maturity dates.  The difference of the two valuation calculations of $556,300 was booked to Other Expenses as a gain on extinguishment of debt.

As of September 30, 2013 the derivative liability was $0 as the warrants had been eliminated and with the ratchet removed the debt conversion option liability was also $0. As of September 30, 2012 the derivative liability was $520,700, which was comprised of the warrant liability of $520,700.

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

As at September 30, 2013 the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10. All warrant and conversion derivative liabilities were converted and reduce to $0 as at September 30, 2013. For the year ended September 30, 2013, the Company recognized a loss of $97,600 on the change in fair value of derivative liabilities.

As of September 30, 2012 the Company’s warrant liability was carried at fair value totaling $520,700.  For the year ended September 30, 2012 the Company recognized a gain of $6,950,300 on the change in fair value of derivative liabilities.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection.

Furniture and Equipment

 Furniture and equipment, which are recorded at cost, are depreciated over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be from 3 to 5 years.  Depreciation for the fiscal years ended September 30, 2013 and 2012 were $13,000 and $18,800 respectively.  Accumulated depreciation at September 30, 2013 and 2012 was $64,800 and $50,700 respectively.

Offering Costs

The Company applies ASC topic 505-10, “Costs of an Equity Transaction”, for recognition of offering costs. In accordance with ASC 505-10, the Company treats incremental direct costs incurred to issue shares classified as equity, as a reduction of the proceeds. Direct costs incurred before shares classified as equity are issued, are classified as an asset until the stock is issued. Indirect costs such as management salaries or other general and administrative expenses and deferred costs of an aborted offering are expensed. Offering costs for the fiscal years ended September 30, 2013 and 2012 were $2,500 and $784,100 respectively.

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) (“ASC 350-30”), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment losses were recorded for the fiscal years ended September 30, 2013 and 2012.

The Company adopted ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The new guidance is intended to reduce the complexity and costs of the annual impairment test for indefinite-lived intangible assets by allowing companies to make a qualitative evaluation about the likelihood of impairment to determine whether it should perform a quantitative impairment test.

Accounts Payable

This consists of trade payables of which $1,864,700 are due to law firms.

Revenues

The Company recognizes revenue on services in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and services are delivered.

Research and Development Expenses

The Company charges all research and development expenses to operations as incurred.

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. Advertising expenses for the fiscal years ended September 30, 2013 and 2012 were $14,400 and $57,400 respectively.

 Stock-Based Compensation

The Company has adopted ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment -revised 2004) (“ASC718-20”) and related interpretations which establish the accounting for equity instruments exchanged for employee services. Under ASC 718-20, share-based compensation cost is measured at the grant date based on the calculated fair value of the award (see Note 5 for further discussion on valuations). The expense is recognized over the employees’ requisite service period, generally the vesting period of the award.

Inducement to Convert Debt

According to ASC 470-20-55, when a convertible debt instrument is converted to equity pursuant to an inducement offer, the debtor recognizes an expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. The fair value of the securities or other consideration is measured as of the date the inducement offer is accepted by the convertible debt holder.

Fair value of debt conversion on August 12, 2013

Based on the volume of shares traded on the open market, during the period April 1, 2013 through to August 12, 2013, the date of the conversion of all convertible debt with a conversion price of $1, management judged that the Company’s stock was not actively traded as only $277,636 worth of stock was traded on 42 of 95 trading days during this period at prices ranging from $0.41 to $2.50. There was a contemporaneous transaction whereby shares corresponding to $827,500 of a $2.0 million private placement of common stock purchased at a price of $0.25 per share by accredited third party investors. Given the low volume of stock that was traded, compared to the volume of the private placement of common stock, management’s judgment was that the pricing of the private placement of common stock at $0.25 per share represented a better determinant of fair value of the Company’s common stock upon the conversion of debt on August 12, 2013.

As the original conversion terms of the notes were at $1 into one share of common stock with a fair value of $0.25, so the three additional shares offered on conversion at $0.25 each represent the inducement to convert. In aggregate the inducement to convert totaled $5,792,500, or three quarters of the total balance of notes and interest converted on August 12, 2013.

Income Taxes

The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company adopted the provisions of ASC 740 and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2007 through 2011 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2007 through 2011 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.  In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740.  Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Comprehensive Income (Loss)

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income ) (“ASC 220-10”), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the fiscal years ended September 30, 2013 and 2012.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

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

On September 30, 2012 the Company discontinued its Clinical Services Operation at its wholly-owned subsidiary Neuro Therapy Clinic, Inc. (“NTC”), because the operation had persistent losses which could no longer be supported by the Company. Furthermore, the Company chose to focus its limited cash resources to conduct its clinical trial at Walter Reed.

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

Summary Financial Data of Discontinued Operations:

Revenues, income before income taxes and net loss of NTC which are included in discontinued operations are as follows:

	2013	2012
Neuro-Therapy Clinic
Revenues	$-	$632,500
Expenses	19,400	1,123,000
Operating Loss before taxes	$(19,400)	$(490,500)
Taxes	-	-
Net Loss	$(19,400)	$(490,500)

The assets and liabilities of NTC are as follows:

	2013	2012
ASSETS:
Cash	$-	$1,000
Account Receivable	-	16,100
Prepaid Expenses	-	800
Assets of Discontinued Operations	$-	$17,900

LIABILITIES:
Accounts Payable	$88,500	$150,800
Accrued Payroll Liabilities	130,000	137,900
Note Payable (see Note 9)	50,000	-
Liabilities of Discontinued Operations	$268,500	$288,700

4.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

During 2010, 2011 and 2012 we entered into five private placement financings of convertible debt, all of which were converted to equity during fiscal year 2013 as summarized below.

1)	The October 2010 Notes: These were approved by the Company’s Board on September 26, 2010, for the issuance of approximately $3 million in secured convertible promissory notes, bearing interest at 9% per annum, to be issued by January 31, 2011, and included the exchange of bridge notes, with accrued interest, issued, to two directors. The October 2010 Notes in the aggregate principal amount of $3,023,900 and warrants to purchase 503,998 (ratchet and reverse split adjusted) shares of common stock were issued by November 12, 2010. Subsequently, the warrants that were issued with this transaction were forfeited pursuant to the Amended & Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012 which also amended the conversion price of the notes to $1 per share. A $250,000 note plus $53,300 of interest thereon which was held by SAIL Venture Partners was converted on January 31, 2013, into 303,313 shares of common stock at $1 per share. The remaining $2,773,900 notes plus $712,000 of interest thereon were converted into 13,943,539 shares of common stock pursuant to the offer letter to convert and the Omnibus Note Amendment Agreement which was fully executed on August 12, 2013, when all remaining holders of $1 convertible debt agreed to convert their notes and interest into shares of common stock at $0.25 per share. The combined conversions of the October 2010 Notes of $3,023,900 of principal plus $765,259 of interest converted into 14,246,852 shares.

As of September 30, 2013, no October 2010 Notes were outstanding. As of September 30, 2012, $3,023,900 of October 2010 Notes were outstanding with no debt discount. During the fiscal years ended September 30, 2013 and 2012, the Company amortized $0 and $155,700 of debt discount respectively.

2)	The January 2011 Notes: On November 23, 2010, the Company’s Board approved an approximate aggregate offering amount of $5 million in subordinated convertible promissory notes, bearing interest at 9% per annum, to be issued by July 31, 2011. From January 20, 2011 through April 25, 2011, the Company issued January 2011 Notes in an aggregate principal amount of $2,500,000 and warrants to purchase 416,674 (ratchet and reverse split adjusted) shares of common stock. Subsequently, the warrants that were issued with this transaction were forfeited pursuant to the Amended & Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012 which also amended the conversion price of the notes to $1 per share. Six notes in the aggregate amount of $1,000,000 plus $166,500 of interest thereon, which were held by various SAIL entities were converted on January 31, 2013 into 1,166,503 shares of common stock at $1 per share. The remaining $1,500,000 notes plus $334,100 of interest thereon were converted into 7,336,500 shares of common stock pursuant to the offer letter to convert and the Omnibus Note Amendment Agreement which was fully executed on August 12, 2013, when all remaining holders of $1 convertible debt agreed to convert their notes and interest into shares of common stock at $0.25 per share. The combined conversions of the January 2011 Notes of $2,500,000 of principal plus $500,600 of interest converted into 8,503,003 shares.

As of September 30, 2013, no January 2011 Notes were outstanding. As of September 30, 2012, $2,500,000 of the January 2011 Notes were outstanding with no debt discount. During the fiscal years ended September 30, 2013 and 2012 the Company amortized $0 and $1,105,200 of the debt discount respectively.

3)	The October 2011 Notes: On September 30, 2011, the Company’s Board approved an approximate aggregate offering amount of $2 million in subordinated convertible promissory notes, bearing interest at 9% per annum, to be issued by April 1, 2012. From October 18, 2011 through January 31, 2012, the Company issued October 2011 Notes in an aggregate principal amount of $2,000,000 and warrants to purchase 666,673 (ratchet and reverse split adjusted) shares of common stock. Subsequently, the warrants that were issued with this transaction were forfeited pursuant to the Amended & Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012 which also amended the conversion price of the notes to $1 per share. The $2,000,000 notes plus 301,400 of interest thereon were converted into 9,205,680 shares of common stock pursuant to the offer letter to convert and the Omnibus Note Amendment Agreement which was fully executed on August 12, 2013, when all holders of $1 convertible debt agreed to convert their notes and interest into shares of common stock at $0.25 per share.

As of September 30, 2013, no October 2011 Notes were outstanding. As of September 30, 2012, $2,000,000 of the October 2011 Notes were outstanding with a debt discount of $416,700. During the fiscal years ended September 30, 2013 and 2012 the Company amortized $277,100 and $1,583,300 of the debt discount respectively.

4)	The February 2012 Note: On February 29, 2012, the Company raised $90,000 through the sale of a subordinated unsecured February 2011 Note, bearing interest at 9% per annum, and warrant to purchase 30,000 (ratchet and reverse split adjusted) shares of common stock. Subsequently, the warrant that was issued with this transaction was forfeited pursuant to the Amended & Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012, which also amended the conversion price of the note to $1 per share. The $90,000 note plus $11,900 of interest thereon was converted into 407,700 shares of common stock pursuant to the offer letter to convert and the Omnibus Note Amendment Agreement which was fully executed on August 12, 2013, when all holders of $1 convertible debt agreed to convert their notes and interest into shares of common stock at $0.25 per share.

As of September 30, 2013, the February 2011 Note was not outstanding. As of September 30, 2012, the $90,000 February 2011 Note was outstanding with a debt discount of $37,500. During the fiscal years ended September 30, 2013 and 2012 the Company amortized $15,000 and $52,500 of the debt discount respectively.

5)	The October 2012 Notes: From August 17, 2012 through September 30, 2012, the Company issued five August 2012 Bridge Notes (these August 2012 Notes were subsequently replaced by October 2012 Notes) in an aggregate principal amount of $400,000 as part of a $2 million bridge financing. No warrants were issued in conjunction with these notes. Furthermore $1,900 of these notes were converted into 40,000 shares of common stock prior to September 30, 2012 leaving an aggregate net $398,100 of convertible promissory August 2012 Bridge Notes outstanding.

On October 19, 2012 the August 2012 Bridge Financing Purchase Agreement in connection with the August 2012 Bridge Notes was amended and restated (the “Amended and Restated Bridge Financing Purchase Agreement”) thereby extending the period for closing the sale of August 2012 Bridge Notes from October 15, 2012 to November 30, 2012. Additionally, the revised notes (“October 2012 Notes”) eliminated the mandatory conversion provision (upon a subsequent equity financing) included in the August 2012 Bridge Notes. Otherwise the October 2012 Bridge Notes had substantially the same terms as the August 2012 Notes.

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

Between January 31, 2013 and September 30, 2013 all $1,998,200 of October 2012 Notes and $81,800 of interest thereon were converted into 44,085,044 shares of common stock at $0.4718 per share.

As of September 30, 2013, no October 2012 Notes were outstanding. As of September 30, 2012, $398,100 of the October 2012 Notes were outstanding with a debt discount of $370,200. During the fiscal years ended September 30, 2013 and 2012, the Company amortized $370,200 and $29,800 of the debt discount respectively.

As of September 30, 2013, all convertible debt and interest thereon had been converted to 76,448,279 shares of common stock. As of September 30, 2012 the combined outstanding balance of all the above mentioned convertible debt was $8,012,000 with debt discount balance of $824,400. During the fiscal years ended September 30, 2013 and 2012, the Company amortized $662,300 and $2,926,500 of the debt discount respectively.

According to ASC 470-20-55, when a convertible debt instrument is converted to equity pursuant to an inducement offer, the debtor recognizes an expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. The fair value of the securities or other consideration is measured as of the date the inducement offer is accepted by the convertible debt holder. In order to induce the holders of the October 2010 Notes, the January 2011 Notes, the October 2011 Notes and the February 2011 Note for which the original conversion terms were at $1 per share of common stock, the Board approved a 60-day period whereby the holders of these $1 notes could convert their notes at $0.25 per share of common stock, provided that 100% of these note holders agreed to convert. Effective August 12, 2013, all $1 note holders agreed to convert $7,723,300 of debt and interest thereon into 30,893,419 shares of common stock at $0.25 per share. Consequently, the fair value of three of the four shares converted per $1.00 in this transaction were determined to be an inducement to convert and were valued at an aggregate amount of $5,792,500; this amount was expensed as an Inducement to Convert on August 12, 2013.

5.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of September 30, 2013, the Company is authorized to issue 165,000,000 shares of stock of which 150,000,000 are common stock at par value of $0.001 per share; the remaining 15,000,000 shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board of Directors are expressly authorized to provide, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

As of September 30, 2013, 92,716,562 shares of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding.

As of September 30, 2013, CNS California is authorized to issue 100,000,000 no par value shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of September 30, 2013, Colorado CNS Response, Inc. is authorized to issue 1,000,000 no par value shares of common stock.

As of September 30, 2013, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue 10,000 shares of common stock, no par value per share.

On September 19, 2012, the BluMont Capital Corp. ITF Northern Rivers Innovation RSP Fund converted $1,900 on principal and interest of their $50,000 August 2012 Note to 40,000 shares of common stock at a conversion price of $0.04718 per share.

As a condition of the November 28, 2012 closing of the 2012 Bridge Financing, the Company also entered into Employment Compensation Forfeiture and Exchange Agreements (“Forfeiture and Exchange Agreements”) with three of its executive officers, George Carpenter, Paul Buck and Michael Darkoch. Pursuant to these agreements, the executives agreed to waive receipt of and release the Company from the payment of 50% of their salaries accrued from August 31, 2010 to September 30, 2012 (amount waived was $56,250 for George Carpenter, $66,083 for Paul Buck and $43,333 for Michael Darkoch), in consideration for which the Company agreed to issue to such executives a certain number of shares of its common stock (56,250 for George Carpenter, 66,083 for Paul Buck and 43,333 for Michael Darkoch). Any remaining accrued salary remains outstanding and shall be paid (i) from time to time at the discretion of the Board of Directors to the extent the Board of Directors determines that such payment will not jeopardize the ability of the Company to continue as a going concern; or (ii) upon the closing of any single financing transaction (including a single financing transaction that contemplates multiple closings) in which the Company receives proceeds of $5 million or more. Additionally, where applicable, the executives agreed to waive receipt of and release the Company from the payment of any previously approved bonus award. Under the agreements, the Company agreed to indemnify the executives for all federal and state income tax payable and actually paid by the executive related directly to the receipt of the common stock, the per share value of which was not expected to be more than the conversion price of the October 2012 Notes which was $0.04718 per share.

From January 18, 2013 through September 30, 2013 the $1,998,200 of October 2012 Note holders converted all their debt and interest thereon into 44,085,044 shares of common stock, par value $0.001, at a conversion price of $0.04718 per share. (Refer to Note 7. Related Party Transactions)

On January 31, 2013, the SAIL Capital Partners converted all their notes convertible at $1.00 in the aggregate principal amount of $1,250,000 and $219,800 of interest thereon into 1,469,816 shares of common stock. Of these conversions $250,000 was an October 2010 Note together with interest of $53,300 converted into 303,313 shares of common stock at a conversion price of $1.00 per share. $1,000,000 in aggregate were six January 2011 Notes together with interest of $166,500 which converted into 1,166,503 shares of common stock at a conversion price of $1.00.

From February 22, 2013 through April 1, 2013, 19 accredited investors purchased an aggregate of 4,180,000 shares of common stock at a price of $0.25 per share in a private placement. The Company received gross aggregate cash proceeds of $1,045,000. (Refer to Note 7. Related Party Transactions)

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

From May 23, 2013, through September 12, 2013, 23 accredited investors purchased an aggregate of 8,000,000 shares of common stock, par value $0.001, at a price of $0.25 per share pursuant to a private placement. The Company received gross aggregate cash proceeds of $2,000,000. (Refer to Note 7. Related Party Transactions)

On August 12, 2013, pursuant to an offer to all holders of debt convertible into common stock at $1.00 per share, all holders agreed to convert $7,723,300 of convertible debt, which included $1,359,400 interest thereon, into 30,893,419 shares of common stock, par value $0.001 per share, at a per share price of $0.25. (Refer to Note 7. Related Party Transactions)

Below is a summary of all promissory notes conversions:

Conversion of Notes	Shares of Common Stock	Conversion Date	Conversion Price	Principal Amount	Interest	Total
Fiscal Year 2012
October 2012 Notes: Unsecured convertible notes	40,000	09/19/12	$0.04718	$1,800	$100	$1,900

Fiscal Year 2013
October 2010 Notes: Senior	303,313	01/31/13	$1.00	$250,000	$53,300	$303,300
subordinated convertible notes	13,943,539	08/12/13	$0.25	2,773,900	712,000	3,485,900
Total October 2010 Notes:	14,246,852			$3,023,900	$765,300	$3,789,200

January 2011 Notes:	1,166,503	01/31/13	$1.00	$1,000,000	$166,500	$1,166,500
Subordinated convertible notes	7,336,500	08/12/13	$0.25	1,500,000	334,100	1,834,100
Total January 2011 Notes:	8,503,003			$2,500,000	500,600	$3,000,600

October 2011 Notes: Subordinated convertible notes	9,205,680	08/12/13	$0.25	$2,000,000	$301,400	$2,301,400

February 2012 Notes: Unsecured convertible note	407,700	08/12/13	$0.25	$90,000	$11,900	$101,900

October 2012 Notes: Unsecured convertible notes	44,085,044	01/18/13 through 09/30/13	$0.04718	$1,998,200	$81,800	$2,080,000
Total of Notes Converted in Fiscal 2013	76,448,279			$9,612,100	$1,661,000	$11,273,100
Total of Notes Converted	76,488,279			$9,613,900	$1,661,100	11,275,000

From August 30, 2013, through September 30, 2013, pursuant to a subscription agreement, 10 vendors converted an aggregate $502,100 of payable into 2,008,318 shares of common stock, par value $0.001, at a price for $0.25 per share. (Refer to Note 7. Related Party Transactions)

Stock-Option Plan

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

Based on the volume of shares traded on the open market, during the period October 1, 2012 through to December 10, 2012, the date of the option grant, management judged that the Company’s stock was not actively traded as only $15,000 worth of stock was traded on 11 of 48 trading days during this period at prices ranging from $0.76 to $0.83. In a contemporaneous transaction, Senior Secured Convertible Notes (“October 2012 Notes”) with a conversion price of $0.04718 were purchased by accredited third party investors. Given the very low volume of stock which was not actively traded, compared to the volume of October 2012 Notes purchased, management’s judgment was that the pricing of the October 2012 Notes at $0.04718 represented a better determinant of fair value of the Company’s common stock on December 10, 2012.

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

Based on the volume of shares traded on the open market, during the period October 1, 2012 through to January 14, 2013, the date of the option grant, management judged that the Company’s stock was not actively traded as only $36,700 worth of stock was traded on 21 of 50 trading days during this period at prices ranging from $0.49 to $2.50. There had been a recent transaction which closed on November 30, 2012 whereby $2 million of Senior Secured Convertible Notes (“October 2012 Notes”) with a conversion price of $0.04718 were purchased by accredited third party investors. Given the very low volume of stock which was not actively traded, compared to the volume of October 2012 Notes purchased, management’s judgment was that the pricing of the October 2012 Notes at $0.04718 represented a better determinant of fair value of the Company’s common stock on January 14, 2013.

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

Based on the volume of shares traded on the open market, during the period January 1, 2013 through to March 26, 2013, the date of the option grant, management judged that the Company’s stock was not actively traded as only $283,400 worth of stock was traded on 22 of 58 trading days during this period at prices ranging from $0.46 to $0.83. There was a contemporaneous transaction whereby $695,000 worth of a $2.5 million private placement offering of common stock at a price of $0.25 per share were purchased by accredited third party investors. Given the low volume of stock which was not actively traded, compared to the volume of the private placement of common stock, management’s judgment was that the pricing of the private placement of common stock at $0.25 per share represented a better determinant of fair value of the Company’s common stock on March 26, 2013.

The 2012 Plan, as amended, was approved by our shareholders at the 2013 annual meeting held on May 23, 2013.

As of September 30, 2013, 70,825 options were exercised and there were 501,924 options and 6,132 restricted shares outstanding under the amended 2006 Plan leaving 87,786 shares which will not be issued as the 2006 Plan is frozen. 9,247,670 options have been issued under the 2012 Plan, none of which have been exercised, leaving 5,250,406 available for issuance.

The Company estimates the fair value of each option on the grant date using the Black-Scholes model.  The following assumptions were made in estimating the fair value:

	2013	2012
Annual dividend yield	-	-
Expected life (years)	5	5
Risk-free interest rate	0.62% - 0.79%	1.13%
Expected volatility	380% - 393%	274%
Fair value of options granted	$0.05 - 0.25	$3.00

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the fiscal years ended September 30, 2013 and 2012 is as follows:

	For the fiscal years ended September 30,
	2013	2012
Cost of Neurometric Services revenues	$10,600	$10,200
Research	92,700	99,200
Product Development	113,300	72,500
Sales and marketing	155,500	196,800
General and administrative	885,200	972,100
Total	$1,257,300	$1,350,800

Total unrecognized compensation as of September 30, 2013 amounted to $793,200.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2011	524,201	$19.88

Granted	42,670	3.00
Exercised	-	-
Forfeited	(20,125)	24.08
Outstanding at September 30, 2012	546,746	$17.08

Granted	9,205,000	0.05
Exercised	-	-
Forfeited	(2,152)	14.10
Outstanding at September 30, 2013	9,749,594	$1.00

Following is a summary of the status of options outstanding at September 30, 2013:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Vested at September 30, 2013	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value at $0.25 price per share at September 30, 2013

$0.04718	8,955,000	10 years	$0.04718	3,138,611	9.2	$1,816,254
$0.25	250,000	10 years	0.25	48,611	9.5	-
$3.00	42,670	10 years	3.00	23,706	8.5	-
$3.60	28,648	10 years	3.60	28,648	2.9	-
$3.96	32,928	10 years	3.96	32,928	2.9	-
$9.00	4,525	10 years	9.00	4,525	3.1	-
$12.00	28,535	10 years	12.00	25,723	6.7	-
$14.10	10,000	10 years	14.10	6,458	7.5	-
$15.30	1,373	10 years	15.30	1,373	5.0	-
$16.50	262,441	10 years	16.50	242,476	6.4	-
$17.70	953	10 years	17.70	953	2.9	-
$24.00	4,667	10 years	24.00	4,667	4.2	-
$26.70	32,297	10 years	26.70	32,297	4.0	-
$28.80	11,767	10 years	28.80	11,767	4.5	-
$32.70	83,790	10 years	32.70	83,790	3.9	-

Total	9,749,594		$1.00	3,686,533	9.0	$1,816,254

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

Warrants to Purchase Common Stock

 The warrant activity for the period starting October 1, 2011, through September 30, 2013, is described as follows:

Warrants	Exercise Price	Issued, Surrendered or Expired in Connection With:
980,390		Warrants outstanding at October 1, 2011
613,782	$3.00	As a result of the issuance of October 2011 Notes at a conversion of $3.00 and associated warrants to purchase common stock at an exercise price of $3.00, the ratchet provision in the October and January 2011 Notes was triggered with the resultant adjustment in the number of shares convertible at the lowered conversion price of $3.00 down from $9.00 and the consequential adjustment in the number of warrants issued to the October and January Note Holders. These warrants were subsequently forfeited pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012.
31,112	$1.00	As mentioned above, the ratchet provision in the issued placement agent warrants was also triggered with the resultant adjustment in the number of warrants being issued to the placement agents. Effective on November 20, 2012 the holders of placement agent warrants agreed to remove the ratchet feature in exchange for lowering the conversion price to $1.00 per share down from $3.00 per share. This resulted in the elimination of warrant liabilities as of such date.
(2,823)	$0.30	Warrants were surrendered in a cash exercise for 2,823 shares.
696,673	$3.00	These warrants were issued to 11 investors who purchased notes for $2,000,000 pursuant to the 2011 Bridge Purchase Agreement (October 2011 Notes). These warrants were subsequently forfeited pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012.

Warrants	Exercise Price	Issued, Surrendered or Expired in Connection With:
5,334	$1.00	These warrants were issued to Monarch Capital who acted as placement agents in raising $80,000 from two investors who purchased pursuant to the 2011 Bridge Note Purchase Agreement (October 2011 Notes). Effective on November 20, 2012 the holders of placement agent warrants agreed to remove the ratchet feature in exchange for lowering the conversion price to $1.00 per share down from $3.00 per share. This resulted in the elimination of warrant liabilities as of such date.
15,167	$1.00	These warrants were issued to Innerkip Capital Management who acted as placement agents in raising $650,000 from three investors who purchased pursuant to the 2011 Bridge Note Purchase Agreement (October 2011 Notes). Effective on November 20, 2012 the holders of placement agent warrants agreed to remove the ratchet feature in exchange for lowering the conversion price to $1.00 per share down from $3.00 per share. This resulted in the elimination of warrant liabilities as of such date.
(175,195)	$0.30 to $54.0	Warrants expired
2,164,440		Warrants outstanding at September 30, 2012
(1,617,345)	$3.00	Warrants forfeited pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012
127,173	$0.04718	These warrants were issued to Monarch Capital who acted as placement agents in raising $60,000 from one investor who purchased October 2012 Notes pursuant to the 2012 Bridge Note October Purchase Agreement.
519,288	$0.04718	These warrants due to be issued to Tony Pullen who acted as placement agents in raising $350,000 from three investors who purchased October 2012 Notes pursuant to the 2012 Bridge Note October Purchase Agreement.
152,000	$0.275	These warrants were issued to Monarch Capital who acted as placement agents in raising $380,000 from twelve accredited investors who purchased common stock, par value $0.001 per share, in private placement agreements dated February 20, 2013 and May 23, 2013.
100,000	$0.25	These warrants were issued to D&D Securities Inc. in connection with the Company’s private offering to select accredited investors of shares of restricted common stock at a private of $0.25 per share, in a private placement agreement dated February 20, 2013.
52,000	$0.275	These warrants were issued to Monarch Capital who acted as placement agents in raising $520,000 from five accredited investors who purchased common stock, par value $0.001 per share, in a private placement agreement dated May 23, 2013.
1,497,556	$3.03	Warrants outstanding at September 30, 2013

At September 30, 2013, there were warrants outstanding to purchase 1,497,556 shares of the Company’s common stock. The exercise price of the outstanding warrants range from $0.04718 to $9.90 with a weighted average exercise price of $3.03.  The warrants expire at various times starting 2014 through 2018.

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

Reconciliations of the provision (benefit) for income taxes to the amount compiled by applying the statutory federal income tax rate to profit (loss) before income taxes is as follows for each of the fiscal years ended September 30:

	2013	2012
Federal income tax (benefit) at statutory rates	(34)%	(34)%
Stock-based compensation	3%	(3)%
Nondeductible interest expense	4%	12%
Extinguishment of debt	(2)%	0%
Change in valuation allowance	3%	13%
State tax benefit	9%	12%
Inducement to convert	17%	0%

Temporary differences between the financial statement carrying amounts and bases of assets and liabilities that give rise to significant portions of deferred taxes relate to the following at September 30, 2013 and 2012:

	2013	2012
Deferred income tax assets:
Net operating loss carryforward	$15,370,600	$14,037,500
Deferred interest, consulting and compensation liabilities	1,168,300	2,967,300
Amortization	2,900	7,700
Deferred income tax assets – other	4,300	8,700
	16,546,100	17,021,200
Deferred income tax liabilities—other	-	-
Deferred income tax asset—net before valuation allowance	16,546,100	17,021,200
Valuation allowance	(16,546,100)	(17,021,200)
Deferred income tax asset—net	$-	$-

Current and non-current deferred taxes have been recorded on a net basis in the accompanying balance sheet. As of September 30, 2013, the Company has net operating loss carryforwards of approximately $33.1 million. The net operating loss carryforwards expire by 2031. Utilization of net operating losses and capital loss carryforwards may be subject to the limitations imposed by Section 382 of the Internal Revenue Code. The Company has placed a valuation allowance against the deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced accordingly.

7.	RELATED PARTY TRANSACTIONS

Dr. Henry Harbin, resigned his directorship on November 18, 2012, by which time the Company had accrued $90,000 to be paid on Dr. Harbin’s consulting agreement which had started in January 2010, and with two annual renewals, continued through to December 2012. Effective January 2013, Dr. Harbin entered into a new consulting agreement with the Company which terminates on December 31, 2013, and has two automatic annual renewal options, which would engage his consulting services through December 2015. As compensation for his new consulting services, Dr. Harbin was granted on January 14, 2013, options to purchase 850,000 shares of common stock at an exercise price of $0.04718 per share. These shares vest evenly over 36 months starting at the date of the grant. Subsequently, Dr. Harbin, understanding the Company’s cash constraints, forgave the Company’s $90,000 debt which had been accrued on his earlier consulting agreement.

On November 24, 2010 the Board of Directors, excluding Mr. Pappajohn, resolved to ratify an engagement agreement with Equity Dynamics, Inc. a company owned by Mr. Pappajohn, to provide financial advisory services to assist the Company with the its fund raising efforts.  These efforts have included advice and assistance with the preparation of Private Placement Memoranda, investor presentations, financing strategies, identification of potential and actual investors, and introductions to placement agents and investment bankers. The engagement agreement calls for a retainer fee of $10,000 per month starting February 1, 2010.  The initial term of the agreement was for 12 months from its initiation. The agreement could be cancelled by either party, with or without cause, with 30 days written notice. On March 22, 2012, the Board ratified the extension of the engagement agreement through January 2012. This agreement has now been terminated. As of September, 2013, the Company had accrued $157,600 of consulting fees plus $42,400 in expenses incurred on behalf of the Company for a total of $200,000 due to Equity Dynamics. Mr. Pappajohn assigned the $200,000 debt to third parties who entered into subscription agreements with the Company to settle this debt with common stock at $0.25 per share. On September 20, 2013, we issued 800,000 shares to five accredited investors who were assigned the debt.

On August 21, 2012 and September 6, 2012 two October 2012 Notes in the aggregate principal amount of $200,000 were issued in exchange for cash to the Thomas T. and Elizabeth C. Tierney Family Trust (the “Tierney Family Trust”), an accredited investor, of which Thomas T. Tierney is a trustee. As of February 25, 2013, Mr. Tierney was empanelled as a Director of the Company. As of January 31, 2013, the Tierney Family Trust converted its two October 2012 Notes, in aggregate $200,000, plus interest thereon into 4,403,349 shares of common stock at a conversion price of $0.04718 per share.

On October 19, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to the Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (the “Follman Trust”), an accredited investor, of which Robert J. Follman is a trustee. As of February 25, 2013, Mr. Follman was empanelled as a Director of the Company. On June 14, 2013, the Follman Trust converted their October 2012 Note and interest thereon to into 4,491,310 shares of common stock at a conversion price $0.04718 per share.

On October 25, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to Extuple Limited Partnership (“Extuple”), an accredited investor, of which Philip Deck is the managing partner. Extuple is a greater than 5% beneficial owner of the Company. On June 14, 2013, Extuple converted $50,000 of their October 2012 Note and interest thereon to into 1,121,237 shares of common stock at a conversion price $0.04718 per share. On September 30, 2013, Extuple converted the remaining $150,000 of their October 2012 Note and interest thereon into 3,449,555 shares of common stock at a conversion price $0.04718 per share.

On October 26, 2012 we issued three October 2012 Notes for the aggregate amount of $90,000 in exchange for cash to the following SAIL entities:- SAIL 2010 Co-Investment Partners, LP, $20,000; SAIL 2011 Co-Investment Partners, LP, $20,000; SAIL Venture Partners II, LP $50,000.

On November 28, 2012, an October 2012 Note in the aggregate principal amount of $500,000 was issued to Mr. Pappajohn in exchange for $300,000 cash and the two short-term loans aggregating $200,000 which were issued on April 26, 2012 and May 25, 2012 in exchange for cash as mentioned above. On January 25, 2013, Mr. Pappajohn converted $200,000 of his October 2012 Note plus interest thereon into 4,300,551 shares of common stock at a conversion price of $0.04718 per share. On March 21, 2013, Mr. Pappajohn converted the remaining $300,000 of his October 2012 Note plus interest thereon into 6,538,258 shares of common stock at a conversion price of $0.04718 per share.

Also on November 28, 2012, we issued October 2012 Notes in exchange for cash in the aggregate principal amount of $50,000 to Mr. George Carpenter, the Chief Executive Officer of the Company. On March 27, 2013, Mr. Carpenter converted his October 2012 Note and interest thereon into 1,091,299 shares of common stock at a conversion price of $0.04718 per share.

Also on November 28, 2012, we issued an additional October 2012 Note in the principal amount of $25,000 to Andy Sassine in exchange for cash. As of February 25, 2013, Mr. Sassine is a Director of the Company. On April 30, 2013, Mr. Sassine converted his October 2012 Note and interest thereon to into 550,021 shares of common stock at a conversion price $0.04718 per share.

As a condition of the November 28, 2012 closing of the 2012 Bridge Financing, the Company also entered into Employment Compensation Forfeiture and Exchange Agreements (“Forfeiture and Exchange Agreements”) with three of its executive officers, George Carpenter, Paul Buck and Michael Darkoch. Pursuant to these agreements, the executives agreed to waive receipt of and release the Company from the payment of 50% of their salaries accrued from August 31, 2010 to September 30, 2012 (amount waived was $56,250 for George Carpenter, $66,083 for Paul Buck and $43,333 for Michael Darkoch), in consideration for which the Company agreed to issue to such executives a certain number of shares of its common stock (56,250 for George Carpenter, 66,083 for Paul Buck and 43,333 for Michael Darkoch). Any remaining accrued salary remains outstanding and shall be paid (i) from time to time at the discretion of the Board of Directors to the extent the Board of Directors determines that such payment will not jeopardize the ability of the Company to continue as a going concern; or (ii) upon the closing of any single financing transaction (including a single financing transaction that contemplates multiple closings) in which the Company receives proceeds of $5 million or more. Additionally, where applicable, the executives agreed to waive receipt of and release the Company from the payment of any previously approved bonus award. Under the agreements, the Company agreed to indemnify the executives for all federal and state income tax payable and actually paid by the executive related directly to the receipt of the common stock, the per share value of which was not expected to be more than the conversion price of the October 2012 Notes which was $0.04718 per share.

 On November 29, 2012, an October 2012 Note in the aggregate principal amount of $250,000 was issued in exchange for cash to Mark and Jill Oman, who are accredited investors and are greater than 5% beneficial owners of the Company. On April 30, 2013, Mr. & Mrs. Oman converted their October 2012 Note and interest thereon into 5,500,212 shares of common stock at a conversion price of $0.04718 per share.

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

On January 31, 2013, the SAIL entities converted all their convertible notes in the aggregate principal amount of $1,440,000 and $226,200 of interest thereon into 5,631,699 shares of common stock. Of these conversions $250,000 was an October 2010 Note together with interest of $53,300 converted into 303,313 shares of common stock at a conversion price of $1.00 per share. $1,000,000 in aggregate were six January 2011 Notes together with interest of $166,500 which converted into 1,166,503 shares of common stock at a conversion price of $1.00. And lastly, $190,000 in aggregate were four October 2012 Notes together with interest of $6,400 which converted into 4,161,883 shares of common stock at a conversion price of $0.04718 per share. All these shares were converted by Walter Schindler, a Director of the Company, on behalf of all the various SAIL entities.

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

On April 1, 2013, Extuple Limited Partnership (“Extuple”), an accredited investor and a greater than 5% beneficial owner of the Company, invested $300,000 for 1,200,000 shares of common stock at a price of $0.25 per share pursuant to a subscription agreement. The Company received gross cash proceeds of $300,000.

On June 11, 2013, Mr. & Mrs. Oman who are accredited investors and greater than 5% beneficial owners of the Company invested $250,000 for an aggregate of 1,000,000 shares of common stock at a price of $0.25 per share pursuant to a subscription agreement. The Company received gross cash proceeds of $250,000. Of the issued shares, 800,000 shares are held and their own name and 200,000 are held in the name of an entity which they control.

For May through September 2013, we accrued $10,000 per month pursuant to a consulting agreement for an aggregate of $50,000 for marketing services provided by Decision Calculus Associates (“DCA”), an entity operated by the spouse of George Carpenter, our Chief Executive Officer. The Board of Directors approved the consulting agreement at a meeting on September 25, 2013. As of September 30, 2013, we had paid $10,000 to DCA with $40,000 remaining as a payable.

On July 22, August 30 and September 9 of 2013 the Tierney Family Trust, of which Thomas Tierney, our Chairman of the Board, is a trustee, purchased an aggregate of 1,200,000 shares of common stock at a price of $0.25 per share pursuant to a Private Placement Offering Memorandum dated May 23, 2013. The Company received gross aggregate cash proceeds of $300,000.

On August 12, 2013, all of the holders of $1.00 convertible notes (“$1 Note(s)”) (see Note 4 above) converted $1 Notes in the aggregate principal amount of $6,363,900, plus $1,359,400 in accrued interest thereon, into shares of common stock at the price of $0.25 per share. The conversion followed an amendment of the Notes to permit a temporary reduction in the conversion price from $1.00 per share to $0.25 per share. All $1.00 Note holders consented to the amendment and converted their Notes and interest thereon at a conversion price of $0.25 per share of common stock with the resultant issuance of 30,893,419 shares. The $1.00 Note holders included four affiliates of the Company:

•	Mr. John Pappajohn, a Director of the Company, converted six notes with an aggregate principal amount of $1,511,700, plus $317,900 of interest thereon, into 7,318,229 shares of common stock;
•	Mr. Andy Sassine, a Director of the Company, converted two notes with an aggregate principal amount of $700,000, plus $174,600 of interest thereon, into 3,498,200 shares of common stock;
•	Mr. Zach McAdoo, a Director of the Company, converted three notes held by the Zanett Opportunity Fund, Ltd., of which he is the President, with an aggregate principal amount of $380,000, plus $57,200 of interest thereon, into 1,748,720 shares of common stock;
•	Mr. Paul Buck, the CFO of the Company, converted one note with a principal amount of $75,000, plus $14,900 of interest thereon, into 359,450 shares of common stock.

On August 16 and September 11, 2013, the Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (the “Follman Trust”), of which Robert J. Follman our Director, is a trustee, purchased an aggregate of 800,000 shares of common stock at a price of $0.25 per share pursuant to a Private Placement Offering Memorandum dated May 23, 2013. The Company received gross aggregate cash proceeds of $200,000.

On August 28, 2013, Paul Buck our Chief Financial Officer of the Company, invested $12,500 for 50,000 shares of common stock at $0.25 per share pursuant to a Private Placement Offering Memorandum dated May 23, 2013. The Company received gross cash proceeds of $12,500.

On August 30, 2013, Mr. Pappajohn, our Director, purchased an aggregate of 400,000 shares of common stock at a price of $0.25 per share pursuant to a Private Placement Offering Memorandum dated May 23, 2013. The Company received gross aggregate cash proceeds of $100,000.

Also on August 30, 2013, Mr. and Mrs. Oman, who are greater than 5% beneficial owners of the Company, purchased an aggregate of 400,000 shares of common stock at a price of $0.25 per share pursuant to a Private Placement Offering Memorandum dated May 23, 2013. The Company received gross aggregate cash proceeds of $100,000.

On September 12, 2013, SAIL Venture Management, LLC, (“SAIL VM”) an entity managed by our Director, Walter Schindler, entered into a subscription agreement to settle a debt with common stock at $0.25 per share. $45,500 was owed by the Company for expenses paid on its behalf by SAIL VM. SAIL VM was issued 181,974 shares of common stock to settle the debt.

8.	LOSS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the fiscal years ended September 30, 2013 and 2012, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the fiscal years ended September 30, 2013 and 2012 is as follows:

	2013	2012
Net Loss for computation of basic net loss per share:
From continuing operations	$(10,888,000)	$(2,916,300)
From discontinued operations	$(19,400)	$(490,500)
Net loss	$(10,907,400)	$(3,406,800)
Basic net loss per share:
From continuing operations	$(0.14)	$(1.55)
From discontinued operations	$(0.00)	$(0.26)
Basic net loss per share	$(0.14)	$(1.81)
Net Loss for computation of dilutive net loss per share:
From continuing operations	$(10,888,000)	$(2,916,300)
From discontinued operations	$(19,400)	$(490,500)
Net loss	$(10,907,400)	$(3,406,800)
Diluted net loss per share:
From continuing operations	$(0.14)	$(1.55)
From discontinued operations	$(0.00)	$(0.26)
Basic net loss per share	$(0.14)	$(1.81)

Basic weighted average shares outstanding	75,800,179	1,887,508
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	75,800,179	1,887,508

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	22,468,186	2,289,131
Warrants	1,163,976	1,972,998
Options	8,009,536	548,123

9.	COMMITMENTS AND CONTINGENT LIABILITIES

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

Discovery is ongoing and the Company continues to aggressively defend the action. A trial date has been set for May 2014. The Company believes the third amended complaint, like the prior complaints, is without merit. The Company has not accrued any amounts related to this matter. The action is captioned Leonard J. Brandt and Brandt Ventures, GP v. CNS Response, Inc., Sail Venture Partners and David Jones, case no. 30-2011-00465655-CU-WT-CJC.

The Company has expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  The Company does not know whether Mr. Brandt will institute additional claims against the Company and the defense of any such claims could involve the expenditure of additional resources by the Company.

Lease Commitments

On December 30, 2009 the Company entered a three year lease, commencing February 1, 2010 and terminating on January 31, 2013 for its new Headquarters and Neurometric Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  On January 29, 2013, we signed a 12 month extension of our lease. The lease period started on February 1, 2013 and ends January 31, 2014. The monthly rent remains the same as our 2012 monthly rate at $4,147 with the 9th month of the lease, October 2013, being a rent-free month. The remaining lease obligation totals $12,400.

The Company leased space for its Clinical Services, our discontinued operation, under an operating lease.  The original lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility had an average cost for the lease term of $5,100 per month. These premises were vacated on September 30, 2012 and the Company fully accrued the remaining outstanding balance of the lease through April 30, 2013, which has remained outstanding. As a key term in the lease extension, the landlord required that CNS Response, rather than NTC, bear the financial responsibility for this lease. We negotiated a settlement with the landlord to structure the payoff of the lease with a promissory note of $50,000 bearing interest at 5% per annum with 13 payments over 12 months. The first six payments are at $2,000 per month and the subsequent 6 payments at $5,685 per month with a final payment of $5,685 due on September 30, 2014.

The Company incurred rent expense from continuing operations of $47,600 and $43,600 for the fiscal years ended September 30, 2013 and 2012, respectively. Rent expense from discontinued operations was $0 and $49,900 for the fiscal years ended September 30, 2013 and 2012 respectively.

On November 8, 2010 we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months ending October 2014 and the monthly payment is $412. As of September 30, 2013 the remaining lease obligation is $4,900: being $4,900 for fiscal year 2013.

On April 24, 2013 we entered into a financial lease to acquire additional EEG equipment costing $8,900.  The term of the lease is 36 months ending May 2016 and the monthly payment is $325. As of September 30, 2013 the remaining lease obligation is $10,100: being $3,900, $3,900 and $2,300 for fiscal years 2014, 2015 and 2016 respectively.

10.	SIGNIFICANT CUSTOMERS

For the fiscal year ended September 30, 2013, four customers accounted for 51% of Neurometric Services revenue and three customers accounted for 50% of accounts receivable at September 30, 2013.

For the fiscal year ended September 30, 2012, three customers accounted for 44% of Neurometric Information Services revenue and four customers accounted for 92% of accounts receivable at September 30, 2012

11.	SUBSEQUENT EVENTS

Events subsequent to September 30, 2013 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  The following events have occurred since September 30, 2013.

Private Placement of Stock

Between October 4, 2013 and November 14, 2013, the Company sold and issued an aggregate of 1,900,000 shares of its common stock, par value $0.001 per share (“Common Stock”), at a per share price of $0.25, in a private placement to 11 accredited investors, for which it received gross cash proceeds to the Company of $475,000.

The related subscription agreement, dated as of October 4, 2013, between the investors and the Company provides that shares with an aggregate value of up to $1.0 million may be issued by the Company in the private placement until not later than November 25, 2013, unless terminated earlier by the Company. The private placement is not subject to a minimum subscription amount.

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

Settlement of trade payables with stock

Between November 11, 2013 and December 20, 2013, the Company issued an aggregate of 1,446,380 shares of its common stock, par value $0.001 per share, as full and complete settlement of trade debt totaling an aggregate $1,466,800 owed to two creditors who are also accredited investors.

The sale of common stock was made pursuant to an exemption from registration afforded by the Securities Act, and Regulation D thereunder, as the shares of Common Stock were issued to accredited investors, without a view to distribution, and was not issued through any general solicitation or advertisement. The shares of Common Stock have not been, and will not be, registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Issuance of Options

On October 8, 2013, the Board granted to the Company’s two executive officers and two senior managers (combined “managers”) options to purchase shares of its common stock pursuant to the 2012 Omnibus Incentive Compensation Plan, as amended (the ‘2012 Plan’), at an exercise price of $0.25 per share as follows: George Carpenter 435,000 shares, Paul Buck 470,000 shares, Stewart Navarre 385,000 shares and Brian MacDonald 310,000. These options vest pro-rata over 12 months starting from the date of grant. The four managers have agreed to forego a portion of their salaries in fiscal year 2014 as follows: George Carpenter $98,000, Paul Buck $106,500, Stewart Navarre $83,600 and Brian MacDonald 66,700. These executive officers and managers will be paid out of the salaries which were earned and accrued during fiscal year 2012 and fiscal year 2013. The accruals to be paid out are equivalent to the fiscal year 2014 salaries that they have agreed to forego in lieu of receiving the options.

On November 8, 2013, the Board granted 700,000 options to purchase shares of its common stock pursuant to the 2012 Plan, at an exercise price of $0.25 per share to select consultants and staff, excluding the managers.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15, as of September 30, 2013, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Internal Controls Over Financial Reporting

Members of our management, including our PEO and our PFO, have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission and we concluded that our internal controls over financial reporting were not effective.

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

To the knowledge of our management, including our PEO and PFO, the aforementioned significant deficiency has not led to a misstatement of our results of operations for the fiscal year ended September 30, 2013, or statement of financial position as of September 30, 2013.

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

Changes in Internal Control Over Financial Reporting

During the quarterly period ending September 30, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed on or before January 28, 2014.

ITEM 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed on or before January 28, 2014.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed on or before January 28, 2014.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed on or before January 28, 2014.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed on or before January 28, 2014.

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

Date: December 23, 2013

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

Signature	Title	Date

/s/George Carpenter	Chief Executive Officer	December 23, 2013
George Carpenter	(Principal Executive Officer)

/s/Paul Buck	Chief Financial Officer	December 23, 2013
Paul Buck	(Principal Financial Officer and Principal Accounting Officer)

/s/Thomas Tierney	Chairman of the Board	December 23, 2013
Thomas Tierney

/s/John Pappajohn	Director	December 23, 2013
John Pappajohn

/s/Walter Schindler	Director	December 23, 2013
Walter Schindler

/s/Zachary McAdoo	Director	December 23, 2013
Zachary McAdoo

/s/Andrew Sassine	Director	December 23, 2013
Andrew Sassine

/s/Robert Follman	Director	December 23, 2013
Robert Follman

/s/Richard Turner	Director	December 23, 2013
Richard Turner

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Strativation, Inc., CNS Merger Corporation and CNS Response, Inc. dated as of January 16, 2007. Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on January 22, 2007.

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Strativation, Inc., CNS Merger Corporation, and CNS Response, Inc. dated as of February 28, 2007. Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 1, 2007.

3.1	Certificate of Incorporation, as amended. Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-K for the fiscal year ended September 30, 2011 (File No. 000-26285) filed on December 22, 2011.

3.1.1	Certificate of Amendment to the Certificate of Incorporation, as amended. Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K (File No. 000-26285) filed on April 2, 2012.

3.1.2	Certificate of Amendment to the Certificate of Incorporation, Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35527) filed on August 14, 2013.

3.2	Bylaws. Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K (File No. 000-26285) filed on March 28, 2012.

4.1†	Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-26285) filed on April 1, 2010.

4.2†	2012 Omnibus Incentive Compensation Plan (Subject to stockholder approval). Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed with on April 25, 2011.

4.3	Sample Stock Certificate. Incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed on April 25, 2012.

10.1	Amended and Restated Registration Rights Agreement, dated January 16, 2007 by and among the Registrant and the stockholders signatory thereto. Incorporated by reference to Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on January 16, 2007.

10.2	Form of Subscription Agreement between the Registrant and certain investors, dated March 7, 2007. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 13, 2007.
10.3	Form of Indemnification Agreement by and among the Registrant, CNS Response, Inc., a California corporation, and certain individuals, dated March 7, 2007. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 13, 2007.

10.4	Form of Registration Rights Agreement by and among the Registrant and certain Investors signatory thereto dated March 7, 2007. Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 13, 2007.

10.5	Form of Registration Rights Agreement by and among the Registrant and certain stockholders of the Company signatory thereto dated March 7, 2007. Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 13, 2007.

10.6†	Employment Agreement by and between the Registrant and George Carpenter dated October 1, 2007. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 3, 2007.

10.7†	Employment Agreement by and between the Registrant and Daniel Hoffman dated January 11, 2008. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on January 17, 2008.

10.8	Stock Purchase Agreement by and among Colorado CNS Response, Inc., Neuro-Therapy, P.C. and Daniel A. Hoffman, M.D. dated January 11, 2008. Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on January 13, 2009.

10.9	Form of Warrant issued to Investors in Private Placement. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 13, 2007.

10.10	Senior Secured Convertible Promissory Note, dated March 30, 2009, by and between the Company and Brandt Ventures, GP. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on April 3, 2009.

10.11	Senior Secured Convertible Promissory Note, dated March 30, 2009, by and between the Company and SAIL Venture Partners, LP. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on April 3 2009.

10.12	Bridge Note and Warrant Purchase Agreement, dated May 14, 2009 by and between the Company and SAIL Venture Partners, LP. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on May 20, 2009.

10.13	Form of Secured Convertible Promissory Note. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on May 20, 2009.

10.14	Form of Warrant to Purchase Shares. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on May 20, 2009.

10.15	Bridge Note and Warrant Purchase Agreement, dated June 12, 2009, by and between the Company and John Pappajohn. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on June 18, 2009.

10.16	Form of Secured Convertible Promissory Note. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on June 18, 2009.

10.17	Form of Warrant to Purchase Shares. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on June 18, 2009.

10.18	Form of Subscription Agreement. Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 30, 2009.

10.19	Form of Warrant. Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 30, 2009.

10.20	Registration Rights Agreement. Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 30, 2009.

10.21	Amendment No. 1 to Registration Rights Agreement. Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 30, 2009.

10.22	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 30, 2009.

10.23†	Employment Agreement by and between the Registrant and Paul Buck effective as of February 18, 2010. Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed on July 6, 2010.

10.24†	Consulting Agreement by and among CNS Response, Inc. and Henry T. Harbin, effective January 1, 2010. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26285) filed on May 14, 2010.

10.25	Bridge Note and Warrant Purchase Agreement, dated as of June 3, 2010, between CNS Response, Inc. and John Pappajohn. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on June 7, 2010.

10.26	Form of Note. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on June 7, 2010.

10.27	Form of Warrant. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on June 7, 2010.

10.28	Placement Agent Agreement dated August 3, 2009 between the Registrant and Maxim Group LLC. Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed on July 6, 2010.

10.29	Form of Warrant issued to Placement Agent. Incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed on July 6, 2010.

10.30	Form of Registration Rights Agreement dated August 26, 2009 between the Registrant and Maxim Group, LLC. Incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed on November 8, 2010.

10.31	Form of Amendment No.1 to Placement Agent Agreement dated July 21, 2010 between the Registrant and Maxim Group LLC. Incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed on November 8, 2010.

10.32	Form of Amendment No.1 to Form of Warrant issued to Placement Agent dated July 21, 2010. Incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed on November 8, 2010.

10.33	Form of Unsecured Promissory Note. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on July 9, 2010.

10.34	Form of Guaranty. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on July 9, 2010.

10.35	Form of Deerwood Note. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on August 24, 2010.

10.36	Form of Deerwood Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on August 24, 2010.

10.37	Engagement Agreement, dated September 30, 2010, between the Registrant and Monarch Capital Group, LLC, as Placement Agent. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 13, 2010.

10.38	Form of Note and Warrant Purchase Agreement, dated October 1, 2010, by and between the Registrant and the Investors party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 7, 2010.

10.39	Security Agreement, dated October 1, 2010, by and between the Registrant and John Pappajohn, as administrative agent for the secured parties. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 7, 2010.

10.40	Form of October Note. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 7, 2010.

10.41	Form of October Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 7, 2010.

10.42	Form of Placement Agent Warrant issued to Monarch Capital Group, LLC. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 27, 2010.

10.43†	Employment Agreement, dated July 6, 2010, by and between the Registrant and Michael Darkoch. Incorporated by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed on November 8, 2010.

10.44	Form of Guaranty, dated as of November 3, 2010, by SAIL Venture Partners, LP in favor of Deerwood Holdings, LLC/Deerwood Partners, LLC. Incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 21, 2010.

10.45	Form of Note and Warrant Purchase Agreement, dated as of January 20, 2011, by and between the Registrant and the Investors party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 1, 2011.

10.46	Form of Unsecured Note. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 1, 2011.

10.47	Form of Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 1, 2011.

10.48	Engagement Agreement, dated January 19, 2011, between the Registrant and Monarch Capital Group, LLC. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 1, 2011.

10.49	Form of Placement Agent Warrant. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 1, 2011.

10.50	Form of Agreement to Convert and Amend, dated as of June 3, 2011, between the Registrant and the holders of the October Notes and related warrants and of the Unsecured Notes and related warrants. Incorporated by reference to Exhibit 10.50 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2011.

10.51	Form of Agreement to Amend Placement Agent Warrants, dated as of June 3, 2011, between the Registrant and the holders of the Placement Agent Warrants issued pursuant to the September 30, 2010 and January 19, 2011 engagement agreements between the Registrant and Monarch Capital Group LLC and the April 15, 2011 engagement agreement between the Registrant and Antaeus Capital, Inc. Incorporated by reference to Exhibit 10.51 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2011.

10.52	Form of Agreement to Amend Warrants issued to staff members of Equity Dynamics for consulting and support services, dated as of June 8, 2011. Incorporated by reference to Exhibit 10.52 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2011.

10.53	Form of Amendment to Stock Option Agreement. Incorporated by reference to Exhibit 10.53 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2011.

10.54	Form of Amendment and Conversion Agreement for the Secured Convertible Promissory Notes between the Registrant and the holders’ signatory thereto. Incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 22, 2011.

10.55	Form of Amendment and Conversion Agreement for the Subordinated Unsecured Convertible Promissory Notes between the Registrant and the holders signatory thereto. Incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 22, 2011.

10.56	Form of Note and Warrant Purchase Agreement, dated as of October 18, 2011, by and between the Registrant and the Investors party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 24, 2011.

10.56.1	Form of Amended and Restated Note and Warrant Purchase Agreement, dated November 11, 2011. Incorporated by reference to Exhibit 10.56.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 22, 2011.

10.57	Form of Amended and Restated Security Agreement, dated as of September 30, 2011, by and between the Registrant and Paul Buck, as administrative agent for the secured parties. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 24, 2011.

10.58	Form of Subordinated Secured Convertible Promissory Note. Incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 22, 2011.

10.59	Form of Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 24, 2011.

10.60	Form of Subordinated Unsecured Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 6, 2012.

10.61	Form of Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 6, 2012.

10.62	Consulting Agreement between Henry T. Harbin and CNS Response, Inc., dated as of January 1, 2010. Incorporated by reference to Exhibit 10.62 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed on April 25, 2012.

10.63	Advisory Agreement between Equity Dynamics, Inc., and CNS Response, Inc., dated as of February 1, 2010. Incorporated by reference to Exhibit 10.63 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed on April 25, 2012.

10.64	Form of Subordinated Demand Promissory Note, by and between the Company and John Pappajohn. Incorporated by reference to Exhibit 10.64 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed on April 25, 2012.

10.65	Form of Conversion Agreement for the Senior Convertible Promissory Notes (“October Notes”) between the Registrant and the holders’ signatory thereto, dated as of May 4, 2012. Incorporated by reference to Exhibit 10.65 to the Registrant’s Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-173934) filed on May 22, 2012.

10.66	Form of Conversion Agreement for the Subordinated Convertible Promissory Notes (“January Notes”) between the Registrant and the holders’ signatory thereto, dated as of May 4, 2012. Incorporated by reference to Exhibit 10.66 to the Registrant’s Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-173934) filed on May 22, 2012.

10.67	Form of Conversion Agreement for the Subordinated Convertible Promissory Notes (“2011 Bridge Notes”) between the Registrant and the holders’ signatory thereto, dated as of May 4, 2012. Incorporated by reference to Exhibit 10.67 to the Registrant’s Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-173934) filed on May 22, 2012.

10.68	Form of Lock-up Agreement and Amendment thereto. Incorporated by reference to Exhibit 10.68 to the Registrant’s Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-173934) filed on May 31, 2012.

10.69	Form of Conversion Agreement for the Senior Convertible Promissory Notes between the Registrant and the holders’ signatory thereto, dated as of June 12, 2012. Incorporated by reference to Exhibit 10.69 to the Registrant’s Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2012.
10.70	Form of Conversion Agreement for the Subordinated Convertible Promissory Notes between the Registrant and the holders’ signatory thereto, dated as of June 12, 2012. Incorporated by reference to Exhibit 10.70 to the Registrant’s Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2012.

10.71	Form of Conversion Agreement for the Subordinated Convertible Promissory Notes between the Registrant and the holders’ signatory thereto, dated as of June 12, 2012. Incorporated by reference to Exhibit 10.71 to the Registrant’s Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2012.

10.72	Form of Secured Convertible Promissory Note (“August 2012 Note”). Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on August 24, 2012.

10.73	Form of Note Purchase Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on August 24, 2012.

10.74	Form of Second Amended and Restated Security Agreement. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on August 24, 2012.

10.75	Form of Secured Convertible Promissory Note (“October 2012 Note”). Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-26285) filed on November 13, 2012.

10.76	Form of Amended and Restated Note Purchase Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-26285) filed on November 13, 2012.

10.77	Form of Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement, dated as of October 24, 2012. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on December 4, 2012.

10.78	Form of Governance Agreement with Equity Dynamics, Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on December 4, 2012.

10.79	Form of Governance Agreement with SAIL Capital Partners. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on December 4, 2012.

10.80	Form of Employment Compensation Forfeiture and Exchange Agreement. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on December 4, 2012.

10.81	Form of Subscription Agreement (common stock), made as of February 20, 2013, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.78 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35527) filed on August 14, 2013.

10.82	Form of Subscription Agreement (common stock), made as of May 23, 2013, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.79 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35527) filed on August 14, 2013.

10.83	Form of Omnibus Amendment to the October 2010 Notes, January 2011 Notes, October 2011 Notes and February 2012 Note, made as of August 12, 2013, by and among the Company and the other parties listed on the signature pages thereto. Incorporated by reference to Exhibit 10.80 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35527) filed on August 14, 2013.

10.84	2012 Omnibus Incentive Compensation Plan, as amended and approved by the Company’s stockholders. Incorporated by reference to Exhibit 10.81 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35527) filed on August 14, 2013.

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 22, 2011.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the CNS Response, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL):*

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

†Indicates a management contract or compensatory plan.

* Filed herewith, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

** Furnished herewith

Consent of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of CNS Response, Inc.

85 Enterprise, Suite 410

Aliso Viejo, CA 92656

We hereby consent to the incorporation by reference in the Registration Statement on Form S8 No. 333-166394 of CNS Response, Inc. of our report dated December 23, 2013, relating to the consolidated financial statements which appear in this Form 10-K .

/s/ Anton & Chia, LLP
Newport Beach, California
December 23, 2013

