Form 10-K/A
period 2013-09-30
CNS RESPONSE, INC.
filed 2014-01-28
CIK 822370

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

Yes     ☐ No     ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 29, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $6,066,000 (based on the closing sales price of the registrant's common stock on that date).

At January 24, 2014, the registrant had 97,422,942 shares of Common Stock, $0.001 par value, issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

STATEMENT REGARDING AMENDMENT NO. 1

This Amendment No. 1 to Form 10-K on Form 10-K/A (this “Amendment”) is being filed for the purpose of including the information previously omitted in Part III of the Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on December 23, 2013 (the “Original Filing”).

Except as expressly noted herein, this Amendment does not reflect events occurring after the December 23, 2013 filing date of our Original Filing, and we do not undertake to update any item of our Original Filing, except in each case to reflect the changes discussed in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing. We are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

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

The following table sets forth the name, age and position of each of our executive officers, directors and director nominees as of January 24, 2013.

Name	Age	Position
Thomas T. Tierney	75	Chairman of the Board
John Pappajohn	85	Director
Robert J. Follman	69	Director
Richard W. Turner, Ph.D.	67	Director
Walter L. Schindler	62	Director
Andrew H. Sassine	49	Director
Zachary McAdoo	41	Director
George C. Carpenter IV	55	President and Chief Executive Officer
Paul Buck	58	Chief Financial Officer and Secretary

Change in a Majority of our Board of Directors

In connection with our 2012 bridge financing (the “Bridge Financing”), we entered into Governance Agreements with Equity Dynamics, owned by John Pappajohn, one of our directors, and SAIL Capital Partners, one of our principal stockholders, pursuant to which (i) on November 18, 2012, Henry Harbin resigned from the Board of Directors, (ii) effective November 28, 2012, the Board of Directors appointed Walter Schindler, one of four managing members of SAIL Venture Partners, LLC and the managing member of four additional entities affiliated with SAIL Capital Partners, to fill the resulting vacancy, (iii) effective November 30, 2012, George Carpenter, George Kallins, David Jones, and Maurice DeWald resigned from the Board of Directors (Mr. Carpenter retains his position as Chief Executive Officer of the Company) and (iv) on December 10, 2012, the Board of Directors approved the appointment of Richard W. Turner, Robert J. Follman, Andrew H. Sassine and Thomas T. Tierney (collectively, the “New Board Members”) to the Board of Directors to fill the resulting vacancies. The New Board Members were empanelled on February 25, 2013, at least ten days after the Company filed with the SEC and mailed to stockholders an Information Statement on Schedule 14f-1.

Messrs. Turner and Sassine were appointed to the Board to join Mr. Pappajohn and Zachary McAdoo as nominees of Equity Dynamics pursuant to the terms of the Governance Agreement between the Company and Equity Dynamics. Messrs. Tierney and Follman were appointed to the Board to join Mr. Schindler as nominees of SAIL Capital Partners pursuant to the terms of the Governance Agreement between the Company and SAIL Capital Partners.

Pursuant to the Governance Agreements, we experienced a change in a majority of our Board of Directors, effective on February 25, 2013 at least ten days after the Company had filed with the SEC and mailed to stockholders its Information Statement on Schedule 14f-1.

Subsequently, at the 2013 annual meeting of stockholders of the Company, held on May 23, 2013 (the “2013 Annual Meeting”), the holders of the Company’s common stock voted to elect each of the directors listed in the table above to serve until the next annual meeting and until his successor is elected and qualified.

Please see the disclosure under “— Governance Agreements” for further information on the circumstances surrounding these changes.

Thomas T. Tierney, Chairman of the Board of Directors

Thomas T. Tierney joined our Board of Directors on February 25, 2013 and was appointed Chairman on March 26, 2013. Mr. Tierney owns and operates Vitatech Nutritional Sciences Inc. which manufactures and markets nutritional supplements and over-the-counter drugs under an FDA manufacturing license using current Good Manufacturing Practices. Mr. Tierney joined Vitatech, which was previously known as Linwilco Laboratories, in 1971 as its General Manager and became its President in 1980. From 1988 till its sale in 2004, Mr. Tierney was also the Chairman and Chief Executive Officer of Body Wise International, a nutritional supplements distributer, focused on weight management, fitness performance and anti-aging strategies. Mr. Tierney served in the Air Force from 1960 to 1971, including a tour of duty in Vietnam where he served as Deputy Chief of Logistics Plans and Programs at the Headquarters 7th Air Force during the time of the Tet Offensive. After completing this tour, he was assigned as a Pentagon Research Associate at the Rand Corporation where he worked on logistics analysis and the use of advanced technologies. He has a B.A. in business from Wayne State University and an M.Sc. in logistics management from the Air Force Institute of Technology. Mr. Tierney has a distinguished record of civic activities including being Trustee of the UCI Foundation Board, a Regent of Bastyr University, Seattle, Washington, is active with the Wounded Warriors Project, is an active participant in leadership positions in stem cell research, The MIND Institute, UC Irvine School of Medicine Advisory Board and on the Board of Children’s Hospital of Orange County, as well as multiple other Educational, Arts and Law enforcement organizations. In 2001 Mr. Tierney and his wife Elizabeth were recognized as Outstanding Philanthropists of the Year. Mr. Tierney is being appointed to the Board pursuant to the Company’s Governance Agreement with SAIL Capital Partners and he was selected to serve as a director because of his extensive experience in management, his knowledge of the FDA, his commitment to the health and wellness of military personnel and his influence as a business and civic leader.

John Pappajohn, Director

John Pappajohn joined our board of directors on August 26, 2009. Since 1969, Mr. Pappajohn has been the President and sole owner of Pappajohn Capital Resources, a venture capital firm, and President and sole owner of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. Since 1994 has served as a director on the board of public company American CareSource Holdings, Inc., Dallas, TX. He has served on the boards of public companies ConMed Healthcare Management, Inc., PharmAthene, Inc., Spectrascience, Inc., within the past five years. Mr. Pappajohn also currently serves as Chairman of the Board of Cancer Genetics, Inc. Mr. Pappajohn was chosen to serve as a director of our company because of his unparalleled experience serving as a director of more than 40 companies and the substantial insight he has gained into the life sciences and healthcare industries by actively investing in the industries for more than 40 years, and by founding and supporting several public healthcare companies. Mr. Pappajohn devotes such portion of his time to his role as a director of CNS Response as is required to properly fulfill his duties in that role. Mr. Pappajohn is one of four current directors serving on our Board pursuant to the Company’s Governance Agreement with Equity Dynamics.

Robert J. Follman, Director

Robert J. Follman joined our Board of Directors on February 25, 2013. Mr. Follman is President and CEO of R.A. Industries Inc., one of the leading producers of complex multi-axis components for the aerospace, nuclear, petroleum and other commercial industries, and has served in that position since 1976. He is also President and CEO of Markall Incorporated, a related company that produces and markets electro-mechanical assemblies for the same markets. Mr. Follman is a longtime supporter of many local and national charitable organizations and is active in many community and civic affairs. He has a long history of supporting the UC Irvine Diabetes Center, among other organizations. Mr. Follman is being appointed to the Board pursuant to the Company’s Governance Agreement with SAIL Capital Partners and he was selected to serve as a director because of his leadership experience, having served as executive officer, and his influence as a business and civic leader.

Richard W. Turner, Ph.D. Director

Dr. Turner joined our Board of Directors on February 25, 2013. Dr. Turner served as the Chief Executive Officer and the Chairman of the Board of Directors of ConMed Healthcare Management, Inc., a public company providing healthcare services to county and municipal detention centers, from 2007 until 2012, when it merged with and into a wholly-owned subsidiary of Correct Care Solutions, LLC. Prior to consulting for ConMed's predecessor in interest in May 2006, Dr. Turner served as President and Chief Executive Officer of EyeTel Imaging, Inc., from January 2004 to May 2006. Prior to January 2004, Dr. Turner served as President and Chief Executive Officer of BEI Medical Systems Company, Inc., a company engaged in the development and marketing of a minimally invasive endometrial ablation system. BEI Medical was sold to Boston Scientific Corp. for approximately $95 million in 2002. Dr. Turner graduated from Old Dominion University with a B.Sc., earned his M.B.A. from Pepperdine University and earned his Ph.D. from Berne University. Since June 2011, Dr. Turner has served as a member of the Board of Directors of American CareSource Holdings, Inc., a publicly traded ancillary health care services company. Dr. Turner is being appointed to the Board pursuant to the Company’s Governance Agreement with Equity Dynamics and he was selected to serve as a director because of his extensive leadership experience, having served as executive officer to many companies in the healthcare and medical field.

Walter L. Schindler, Director

Walter L. Schindler joined our board on December 10, 2012. Mr. Schindler has been Managing Partner of SAIL Capital Partners, LLC, since he founded it in 2002. SAIL Capital Partners is a pioneer and global leader of investment in sustainable innovation in energy and water technology companies. The firm focuses on investments primarily in growth companies pursuing the worldwide energy and water markets, and has offices in California, Toronto, Washington DC, and New Orleans. Mr. Schindler has also been a member of the Board of Directors of Xtreme Power, Inc. since 2008. Prior to SAIL, Mr. Schindler was the Managing Partner of Gibson, Dunn & Crutcher’s Orange County, California office, one of the largest in its worldwide network. He was the lead strategic legal advisor in over 60 successful mergers, acquisitions, and initial public offerings. His assignments included advising Pacific Life with regard to the creation and execution of the exit strategy for its investment in PIMCO and working on the IPO of Ultrasystems, the first renewable power project development company in the United States to go public. He has 30 years of experience in energy and renewable power and related exit experience. Mr. Schindler is a native of New Orleans and earned his B.A., M.A. and Ph.D. with honors from Yale University and his J.D. with honors from Harvard Law School, and was a Fulbright Scholar in Italy. He is also a published poet and the author of a book on the life and the poetry of the English poet and statesman John Milton. Mr. Schindler was appointed to the Board pursuant to the Company’s Governance Agreement with SAIL Capital Partners and was selected because of his extensive strategic corporate experience.

Andrew H. Sassine, Director

Andrew H. Sassine joined our Board of Directors on February 25, 2013. Mr. Sassine worked as a portfolio manager for Fidelity Investments (“Fidelity”) from 1999 to 2012. Between 2004 and 2011, he managed Fidelity Small Cap Stock Fund, Fidelity International Small Cap Opportunities Fund and Fidelity Advisor International Small Cap Opportunities Fund. Mr. Sassine joined Fidelity in 1999 as a high yield research analyst covering the Telecommunications, Satellite, Technology, Defense and Aerospace, and Restaurant Industries. In 2001, he joined the international group as a research analyst covering small and mid-cap international stocks. Prior to joining Fidelity, Mr. Sassine was a vice president in the Acquisition Finance Group at Fleet National Bank. Prior to joining Fleet, he managed a portfolio of highly leveraged middle market companies at Continental Bank and Heller Financial in Chicago. Mr. Sassine has been a member of the Henry B. Tippie College of Business, University of Iowa, Board of Advisors since 2009 and the Clarke Schools for Hearing and Speech, Board of Trustees since 2009. Mr. Sassine earned a B.A. degree at the University of Iowa in 1987 and an M.B.A. from the Wharton School at the University of Pennsylvania in 1993. Mr. Sassine was appointed to the Board pursuant to the Company’s Governance Agreement with Equity Dynamics and he was selected to serve as a director because of his extensive investment management experience.

Zachary McAdoo, Director

Zachary McAdoo joined our Board of Directors on November 21, 2011. Mr. McAdoo is the president of McAdoo Capital, Inc., a New York based investment firm founded in 2009 that focuses on investing in small and micro-cap public companies. McAdoo Capital, Inc. is the investment manager to the Zanett Opportunity Fund, Ltd., a Bermuda-based company. Mr. McAdoo is also Chairman and Chief Executive Officer of Radioio, Inc. (OTCQB: RDIO), a publicly traded internet radio company. From 2005 through 2008, Mr. McAdoo was an analyst and portfolio manager with the Zanett Group, a New York based family office. Prior to joining The Zanett Group, Mr. McAdoo worked for seven years for two other small cap investment firms. Mr. McAdoo graduated from McGill University in 1995 with a Bachelor of Arts degree in Psychology. In 2004 he became a CFA charter holder. In addition to his experience investing in healthcare services, diagnostics and medical device companies, Mr. McAdoo brings a direct-to-consumer marketing perspective to the Board through his experience of investing in companies across many industries that use direct marketing methods. Mr. McAdoo is one of four current directors serving on our Board pursuant to the Company's Governance Agreement with Equity Dynamics.

George Carpenter, President and Chief Executive Officer

Mr. Carpenter has been serving as our Chief Executive Officer since April 10, 2009, served as our President from October 1, 2007 until April 10, 2009 and was reappointed our President on April 29, 2011. As President until 2009, Mr. Carpenter’s primary responsibility involved developing strategy and commercializing our rEEG technology. Mr. Carpenter also served as a director from April 2009 until November 2012. From 2002 until he joined CNS in October 2007, Mr. Carpenter was the President and CEO of WorkWell Systems, Inc., a national physical medicine firm that manages occupational health programs for Fortune 500 employers. Prior to his position at WorkWell Systems, Mr. Carpenter founded and served as Chairman and CEO of Core, Inc., a company focused on integrated disability management and work-force analytics. He served in those positions from 1990 until Core was acquired by Assurant, Inc. in 2001. From 1984 to 1990, Mr. Carpenter was a Vice President of Operations with Baxter Healthcare, served as a Director of Business Development and as a strategic partner for Baxter’s alternate site businesses. Mr. Carpenter began his career at Inland Steel where he served as a Senior Systems Consultant in manufacturing process control. Mr. Carpenter holds an M.B.A. in Finance from the University of Chicago and a B.A. with Distinction in International Policy & Law from Dartmouth College.

Paul Buck, Chief Financial Officer and Secretary

Effective February 18, 2010, we appointed Paul Buck to the position of Chief Financial Officer. Mr. Buck had been working with us as an independent consultant since December 2008, assisting management with finance and accounting matters as well as our filings with the Securities and Exchange Commission. Prior to joining us, Mr. Buck worked as an independent consultant since 2004 and has broad experience with a wide variety of public companies. His projects have included forensic accounting, restatements, acquisitions, interim management and system implementations. Mr. Buck, a Swiss National, was raised in Southern Africa and holds a B.Sc. degree in Chemistry and a B.Com degree, both from the University of Cape Town, South Africa. He started his career with Touche Ross & Co. in Cape Town and qualified as a Chartered Accountant. In 1985, Mr. Buck joined the Los Angeles office of Touche Ross & Co. where he was an audit manager. In 1991 he joined the American Red Cross Biomedical Services as the CFO of the Southern Californian Region. After five years with the organization, he returned to Deloitte & Touche as a manager in the Solutions Consulting Group. In 1998, Mr. Buck was recruited back to the American Red Cross Biomedical Services as CFO and became the Director of Operations for the Southern California Region until 2003. Mr. Buck works full-time for CNS.

Significant Employees

As of the date hereof, the Company has no significant employees other than the current executive officers.

Board Composition, Committees and Director Independence.

Our board of directors currently consists of seven members: Thomas Tierney, John Pappajohn, Zachary McAdoo, Walter Schindler, Robert Follman, Richard Turner and Andrew Sassine. All directors were elected at our annual meeting of shareholders held on May 23, 2013, and will serve until our next annual meeting or until his successor is duly elected and qualified. John Pappajohn was originally elected at our annual meeting of shareholders held on April 27, 2010. Zachary McAdoo was appointed to the Board at a meeting on November 21, 2011 following the resignation of Dr. Jerome Vaccaro on October 30, 2010. Walter Schindler was appointed to the Board at a meeting on December 10, 2012 following the resignation of Dr. Henry Harbin on November 18, 2012. Former directors George Carpenter, David Jones, Maurice De Wald and George Kallins all resigned on November 30, 2012 and Robert Follman, Thomas Tierney, Richard Turner and Andrew Sassine were nominated to the Board on December 10, 2012 and were empanelled on February 25, 2013, 10 days after the completion of the mailing to all shareholders of the information statement pursuant to Section 14(f) of the Securities Exchange Act of 1934.

The Company’s securities are not listed on a national securities exchange or an inter-dealer quotation system that has requirements that a majority of the Board of Directors be independent. We nonetheless use the definition of “independence” under Rule 5602 of the NASDAQ Stock Market Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board are independent. In making this determination, our Board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, all our Board members are “independent” directors as that term is defined in the NASDAQ Stock Market Rules except for John Pappajohn and Walter Schindler. Prior to their respective resignations, Henry Harbin, George Kallins and Maurice DeWald had also been determined to be “independent.”

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

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended (the “Exchange Act”). Mr. McAdoo (Chair), Mr. Sassine and Mr. Turner are the members of the audit committee. They are “independent” within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules. Our Board has previously determined that Mr. McAdoo serves as the “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. In his roles as president of, and analyst and portfolio manager in, various investment firms, Mr. McAdoo has gained over 10 years of experience analyzing the financial statements of public companies, assessing the use of accounting methods employed by those companies and the financial acumen of management.

The audit committee oversees our accounting and financial reporting processes and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this committee include:

•	selecting and recommending to our Board of Directors the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;

•	approving the fees to be paid to the independent registered public accounting firm;

•	helping to ensure the independence of our independent registered public accounting firm;

•	overseeing the integrity of our financial statements;

•	preparing an audit committee report as required by the SEC to be included in our annual proxy statement;

•	reviewing major changes to our auditing and accounting principles and practices as suggested by our company’s independent registered public accounting firm, internal auditors (if any) or management;

•	reviewing and approving all related party transactions; and

•	overseeing our compliance with legal and regulatory requirements.

Audit Committee Report 1

In fulfilling its responsibilities for the financial statements for fiscal year 2013, the audit committee of the Board of Directors:

•	Reviewed and discussed the audited financial statements for the year ended September 30, 2013 with management and Anton & Chia (the “Auditors”), the Company’s independent auditors; and

•	Received written disclosures and the letter from the Auditors regarding their independence as required by Independence Standards Board Standard No. 1. The audit committee discussed with the Auditors their independence.

In fulfilling its responsibilities for the financial statements for fiscal year 2013, the audit committee discussed with the Auditors the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit. The audit committee also considered the status of other areas of oversight relating to the financial reporting and audit process that it determined appropriate.

Based on the audit committee’s review of the audited financial statements and discussions with management and the Auditors, the audit committee recommended to the Board of Directors the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 for filing with the Securities and Exchange Commission. The audit committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

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

Compensation Committee

Our compensation committee assists the Board of Directors in the discharge of its responsibilities relating to the compensation of the Board of Directors and our executive officers. Messrs. Tierney, Pappajohn and Schindler are the members of our compensation committee. The Board is expected to determine that Messrs. Tierney is “independent” within the meaning of the NASDAQ Stock Market Rules and all three members qualify as “non-employee directors” under Rule 16b-3 of the Exchange Act. Mr. Pappajohn and Mr. Schindler likely do not qualify as “independent” directors.

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

Governance and Nominations Committee

The purpose of the governance and nominations committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board. Messrs. Follman, Sassine and Turner are the members of our governance and nominations committee. The Board is expected to determine that they are “independent” within the meaning of the NASDAQ Stock Market Rules.

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

Committee Memberships and Meetings

The following table below sets forth the membership of each Committee:

Name of Director	Audit Committee	Compensation Committee	Governance and Nominations Committee
Thomas Tierney		Member
John Pappajohn		Member
Walter Schindler		Member
Zachary McAdoo	Chair
Robert Follman			Member
Andrew Sassine	Member		Member
Richard Turner	Member		Member

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

Board Meetings

During the fiscal year ended September 30, 2013, the Board held nine meetings and the Board Committees held a total of six meetings. Each incumbent director attended 75% or more of the total number of meetings of the Board and the Board Committees of which he was as a member during the period he served as a director in fiscal year 2013. The Board of Directors did not meet in executive session during the fiscal year ended September 30, 2013.

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

Board Oversight of Risk Management

Our Board of Directors believes that overseeing how management manages the various risks we face is one of its most important responsibilities to the Company’s stakeholders. Our Board believes that, in light of the interrelated nature of the Company’s risks, oversight of risk management is ultimately the responsibility of the full Board; however, it has delegated this responsibility to the audit committee with respect to financial risk. The audit committee meets before each quarterly filing on Form 10-Q or the annual filing on Form 10-K with management and the independent registered public accounting firm to review the Company’s major financial risk exposures and the steps taken to monitor and control such exposures. Our Board meets regularly to discuss the strategic direction and the issues and opportunities facing our company. Throughout the year, our Board provides guidance to management regarding our strategy and helps to refine our plans to implement our strategy. The involvement of the Board in setting our business strategy is critical to the determination of the types and appropriate levels of risk undertaken by the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2013, all of our executive officers, directors and the holders of 10% or more of our common stock complied with all Section 16(a) filing requirements, except for the following: one Initial Statement of Beneficial Ownership of Securities on Form 3 filed late by Walter Schindler; and four Statement Of Changes in Beneficial Ownership on Form 4 filed late by Walter Schindler (1), Thomas Tierney (1) and John Pappajohn (2) and SAIL Venture Partners LP (no filings).

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

Severance and Change of Control Arrangements

We do not have a formal plan for severance or separation pay for our employees, but we typically include a severance provision in the employment agreements of our executive officers that have written employment agreements with us. Generally, such provisions are triggered in the event of involuntary termination of the executive without cause or in the event of a change in control. Please see the description of our employment agreements with each of George Carpenter and Paul Buck below for further information.

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

Summary Compensation Table

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ending September 30, 2013 and 2012 provided by (i) each person serving as our principal executive officer (“PEO”) or acting in a similar capacity during our fiscal year ended September 30, 2013, (ii) our two most highly compensated executive officers other than our PEO who were serving as executive officers on September 30, 2013 and whose total compensation exceeded $100,000 (collectively with the PEO referred to as the “named executive officers” in this Executive Compensation section).

Name and Principal Position	Fiscal Year Ended September 30,	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
George Carpenter	2013	228,300	–	57,800	20,100	(3)	306,200
(President and Chief Executive Officer )	2012	157,500	–	–	22,100	(3)	179,600

Daniel Hoffman	2013	89,300	–	–	–	(4)	89,300
(Chief Medical Officer through December 26, 2012)	2012	187,000	–	–	20,700	(4)	207,700

Paul Buck	2013	167,600	–	66,100	20,700	(3)	254,400
(Chief Financial Officer)	2012	121,300	–	–	24,000	(3)	145,300

(1)	Salary for the fiscal years ended September 30, 2013 and 2012 which was accrued and paid as follows:

•	$52,500 of Mr. Carpenter’s fiscal year 2013 salary was accrued and unpaid as of September 30, 2013; however $10,800 of his fiscal year 2012 accrued salary was paid in fiscal year 2013.

$112,500 of Mr. Carpenter’s fiscal year 2012 salary was accrued and unpaid as of September 30, 2012. $56,300, or 50% of the accrued 2012 balance was subsequently exchanged for 56,250 shares of the Company’s common stock valued at $0.04718 per share pursuant to the Forfeiture and Exchange Agreement as described in the narrative below.

•	Dr. Hoffman became a part-time employee of the Company after the Neuro Therapy Clinic, Inc. was closed. Dr. Hoffman’s monthly salary was $8,300. On December 26, 2012, Dr. Hoffman transitioned from being the Company’s Chief Medical Officer to becoming its Medical Director until July 23, 2013, at which time he resigned from the Company due to disability. Dr. Hoffman remains a consultant to the Company.

$77,000 of Dr. Hoffman’s fiscal year 2012 salary was accrued and unpaid as of September 30, 2012. As of September 30, 2013, Dr. Hoffman has been paid $8,100 of the accrued fiscal year 2012 balance. Dr. Hoffman did not participate in the Forfeiture and Exchange Agreement.

•	$40,400 of Mr. Buck’s fiscal year 2013 salary was accrued and unpaid as of September 30, 2013.

$86,700 of Mr. Buck’s 2012 salary, $19,500 of his 2011 salary and $26,000 of his 2010 salary, in total $132,200 was accrued and unpaid as of September 30, 2012. $66,100 or 50% of the accrued 2012 balance was subsequently exchanged for 66,083 shares of the Company’s common stock valued at $0.04718 per share pursuant to the Forfeiture and Exchange Agreement as described in the narrative below.

(2)	The Board of Directors at a meeting on December 10, 2012, granted the following options to purchase the Company’s common stock under the 2012 Omnibus Incentive Compensation Plan at an exercise price of $0.04718 per share.

•	Mr. Carpenter was granted 25,000 fully vested options to purchase common stock, valued at $1,200, for his services on the Board of Directors prior to stepping down from the Board. Mr. Carpenter was also granted 1,200,000 options to purchase shares of common stock, valued at $56,600, vesting in increments of 12.5% at the beginning of each quarter starting with the date of grant. The combined value of these options was $57,800.

•	Mr. Buck was granted 1,400,000 options to purchase shares of common stock, valued at $66,100, vesting in increments of 12.5% at the beginning of each quarter starting with the date of grant.

The aggregate number of shares issuable upon exercise of options outstanding for the named executive officers at September 30, 2013 was: 1,390,631 shares for Mr. Carpenter, and 1,415,000 shares for Mr. Buck.

(3)	Relates to healthcare insurance premiums paid on behalf of executive officers by us.

(4)	During fiscal year 2013 Dr. Hoffman became a part-time employee and was not paid any benefits. For fiscal year 2012, healthcare insurance premiums of $20,735, plus automobile expenses of $1,900 were paid by us on behalf of Dr. Hoffman.

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

The 2012 Plan was approved by the Board on March 22, 2012, and was approved by the stockholders at the annual meeting on May 23, 2013. Consequently, all the option grants described above are approved.

Since we had limited cash and cash equivalent resources as of September 30, 2013 and 2012, we elected to preserve our cash and did not pay any bonuses to our executive officers during our fiscal years ended September 30, 2013 and 2012.

Please refer to the footnotes to the Summary Compensation Table for a description of the components of All Other Compensation received by the named executive officers.

On October 8, 2013, the Board granted to the Company’s two executive officers, Mr. Carpenter and Mr. Buck and two senior managers (combined “managers”) options to purchase shares of its common stock pursuant to the 2012 Omnibus Incentive Compensation Plan, as amended, at an exercise price of $0.25 per share as follows: George Carpenter 435,000 shares, Paul Buck 470,000 shares, Stewart Navarre 385,000 shares and Brian MacDonald 310,000. These options vest pro-rata over 12 months starting from the date of grant. The four managers have agreed to forego a portion of their salaries in fiscal year 2014 as follows: George Carpenter $98,000, Paul Buck $106,500, Stewart Navarre $83,600 and Brian MacDonald 66,700. These executive officers and managers will be paid out of the salaries which were earned and accrued during fiscal year 2013 and fiscal year 2012. The accruals to be paid out are equivalent to the fiscal year 2014 salaries that they have agreed to forego in lieu of receiving the options pursuant to the Employment Compensation Forfeiture and Exchange Agreements.

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

Employment Agreements

George Carpenter

On October 1, 2007, we entered into an employment agreement with George Carpenter pursuant to which Mr. Carpenter began serving as our President. During the period of his employment, Mr. Carpenter received a base salary of no less than $180,000 per annum, which was subject to upward adjustment at the discretion of the Chief Executive Officer or our Board of Directors. On March 3, 2010, the Board of Directors increased the annual base salary of Mr. Carpenter to $270,000, with the increase in salary having retroactive effect to January 1, 2010. In addition, pursuant to the terms of his initial employment agreement, on October 1, 2007, Mr. Carpenter was granted an option to purchase 32,297 shares of our common stock at an exercise price of $26.70 per share pursuant to our 2006 Stock Incentive Plan. In the event of a change of control transaction, a portion of Mr. Carpenter’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between October 1, 2008 and the date of the corporate transaction over the vesting period (48 months) will automatically accelerate, and become fully vested. Mr. Carpenter is entitled to four weeks’ vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we offer our employees from time to time.

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

Paul Buck

On February 18, 2010, we entered into an employment agreement with Paul Buck pursuant to which Mr. Buck began serving as our Chief Financial Officer on an “at will” basis and was to be paid a salary of no less than $208,000 per annum, which is subject to upward adjustment at the discretion of the Chief Executive Officer or the Board of Directors of our company. Pursuant to his employment agreement, Mr. Buck also received an option to purchase 15,000 shares of our common stock on March 3, 2010, which options vest in 48 equal installments commencing on March 3, 2010. The options have an exercise price of $16.50 per share and were granted under our 2006 Stock Incentive Plan. In the event of a change of control transaction, a portion of Mr. Buck’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between March 3, 2010 and the date of the corporate transaction over the vesting period (48 months) will automatically accelerate, and become fully vested. In the event of a change of control transaction, a portion of Mr. Buck’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between option grant date and the date of the corporate transaction over the vesting period (48 months) will automatically accelerate, and become fully vested. Mr. Buck is entitled to four weeks’ vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we offer our employees from time to time. As Mr. Buck’s employment is on an “at-will” basis, he may terminate his employment with us for any reason or for no reason. Similarly, we may terminate Mr. Buck’s employment with or without cause. If we terminate Mr. Buck’s employment without cause or Mr. Buck involuntarily terminates his employment with us, Mr. Buck shall be eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum upon termination. If Mr. Buck is terminated by us for cause, or if Mr. Buck voluntarily terminates his employment, he will not be entitled to any severance.

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

As of September 30, 2013, 70,825 options were exercised and there were 504,076 options and 6,132 restricted shares outstanding under the amended 2006 Plan, leaving 85,634 shares which have not been awarded. The 2006 Plan has been frozen.

2012 Omnibus Incentive Compensation Plan

On March 22, 2012, the CNS Response, Inc. 2012 Plan, was approved by our Board of Directors and was approved by stockholders at the Company’s annual meeting held on May 23, 2013. The 2012 Plan replaced the Company’s abovementioned 2006 Plan. The 2012 Plan provides for the grant of options (including nonqualified options and incentive stock options), restricted stock, performance units, performance shares, deferred stock, restricted stock units, dividend equivalents, bonus shares and other stock-based awards to directors, officers, employees and/or consultants of the Company.

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

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding options held by our named executive officers as of September 30, 2013.

	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
George Carpenter (1)
	625,000	600,000	0.04718	December 10, 2022
	119,445	13,889	16.50	March 2, 2020
	32,297	–	26.70	October 1, 2017

Paul Buck (2)
	700,000	700,000	0.04718	December 10, 2022
	13,438	1,562	16.50	March 2, 2020

(1)	On December10, 2012, Mr. Carpenter was granted options to purchase 1,200,000 shares of common stock. The options are exercisable at $0.04718 per share and vest in increments of 12.5% at the beginning of each quarter starting from the date of grant. Mr. Carpenter was also granted 25,000 fully vested shares of common stock for his prior services on the Board. These options are also exercisable at a price of $0.04718.

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

(2)	On December 10, 2013, Mr. Buck was granted options to purchase 1,400,000 shares of common stock. The options are exercisable at $0.4718 per share and vest in increments of 12.5% at the beginning of each quarter starting from the date of grant.

On March 3, 2010, Mr. Buck was granted options to purchase 15,000 shares of common stock. The options are exercisable at $16.50 per share and vest equally over 48 months starting on March 3, 2010.

In addition, as described under “- Narrative Disclosure to Summary Compensation Table” above, on October 8, 2013, the Board granted to the Company’s two executive officers options to purchase shares of its common stock pursuant to the 2012 Omnibus Incentive Compensation Plan, at an exercise price of $0.25 per share as follows: George Carpenter 435,000 shares, Paul Buck 470,000 shares. These options vest pro-rata over 12 months starting from the date of grant. The officers have agreed to forego a portion of their salaries in fiscal year 2014 as follows: George Carpenter $98,000 and Paul Buck $106,500 pursuant to the Employment Compensation Forfeiture and Exchange Agreement. These executive officers will be paid out of the salaries which were earned and accrued during fiscal year 2012 and fiscal year 2013. The accruals to be paid out are equivalent to the fiscal year 2014 salaries that they have agreed to forego in lieu of receiving the options.

Director Compensation

During our fiscal year ended September 30, 2013, non-employee directors but did not receive any cash or other compensation for their service on our Board of Directors or committees thereof, except as follows:

On December 10, 2012, the Board granted to each of its three existing members, (John Pappajohn, Walter Schindler and Zachary McAdoo) as well as to each of the four New Board Members who were nominees at that time, (Thomas Tierney, Robert Follman, Richard Turner and Andrew Sassine), options to purchase 250,000 shares of its common stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share. These options vest evenly over 36 months starting from the date of grant.

Also on December 10, 2012, the Board granted to each of the five departing directors who vacated the Board effective November 30, 2012, (George Carpenter, Henry Harbin, George Kallins, David Jones, and Maurice DeWald), options to purchase 25,000 shares of its common stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share. These options to departing directors were fully vested.

On March 26, 2013, the Board granted options to purchase 250,000 shares of common stock to Thomas Tierney upon his election to be Chairman of the Board of Directors. These options granted to Mr. Tierney vest evenly over 36 months starting on the date of grant and have an exercise price of $0.25 per share.

The amount reflected in the table represents the aggregate grant-date fair value of options computed in accordance with FASB ASC Topic 718 (formerly FAS 123R). We estimate the fair value of each option on the grant date using the Black-Scholes model.

Non-Employee Director Compensation

Name	Option Awards ($)	All Other Compensation ($)	Total ($)
Henry Harbin M.D. (1)	41,300	–	41,300
David Jones (2)	1,200	–	1,200
George Kallins M.D. (3)	1,200	–	1,200
Maurice DeWald (4)	1,200	–	1,200
John Pappajohn (5)	11,800	–	11,800
Zachary McAdoo (6)	11,800	–	11,800
Walter Schindler (7)	11,800	–	11,800
Thomas Tierney (8)	74,300	–	74,300
Robert Follman (9)	11,800	–	11,800
Richard Turner (9)	11,800	–	11,800
Andrew Sassine (9)	11,800	–	11,800

(1)	Dr. Harbin resigned from our Board of Directors effective November 18, 2012. No other compensation was paid to Dr. Harbin in fiscal year 2012 under Dr. Harbin’s 2012 Consulting Agreement described below, although $36,000 had been accrued through September 30, 2012. In total, $90,000 has been accrued on his 2010, 2011 and 2012 Consulting Agreements. Understanding the Company’s cash constraints, Dr. Harbin forgave the Company’s $90,000 debt which had been accrued.

Dr. Harbin entered into a new consulting agreement with the Company which terminated on December 31, 2013, and has two automatic annual renewal options, which would engage his consulting services through December 2015. As compensation for his new consulting services, Dr. Harbin was granted on January 14, 2013, options to purchase 850,000 shares of common stock at an exercise price of $0.04718 per share which vest evenly over 36 months.

On December 10, 2012, Dr. Harbin was also granted for his services as a Director a fully vested option to purchase 25,000 shares of common stock at an exercise price of $0.04718 per share.

The aggregate number of option awards outstanding for Dr. Harbin at September 30, 2013 was 901,869 shares. Dr. Harbin continues to be an active advisor to management and continues to promote the Company and therefore continues to vest the options that he has been granted.

(2)	Mr. Jones resigned from our Board of Directors effective November 30, 2012. On December 10, 2012, for his services as a Director, Mr. Jones was granted a fully vested option to purchase 25,000 shares of common stock at an exercise price of $0.04718 per share.

The aggregate number of option awards outstanding for Mr. Jones at September 30, 2012 was for 33,334 shares. Of these shares, 8,334 were assigned to SAIL Venture Partners, LP. These options have an exercise price of $16.50 per share and 25,000 options have an exercise price of $0.04718.

(3)	Dr. Kallins resigned from our Board of Directors effective November 30, 2012. On December 10, 2012, for his services as a Director, Dr. Kallins was granted a fully vested option to purchase 25,000 shares of common stock at an exercise price of $0.04718 per share.

The aggregate number of option awards outstanding for Dr. Kallins at September 30, 2013 was 33,334. Of these 8,334 options have an exercise price of $12.00 per share and 25,000 options have an exercise price of $0.04718.

(4)	Mr. DeWald joined our Board on March 22, 2012 and resigned from our Board effective November 30, 2012. Options to purchase 8,334 shares at an exercise price of $3.00 per share and vesting over 36 months were granted on March 22, 2012. On December 10, 2012, for his services as a Director, Mr. DeWald was granted a fully vested option to purchase 25,000 shares of common stock at an exercise price of $0.04718 per share.

The aggregate number of option awards outstanding for Mr. DeWald at September 30, 2013 was 33,334. Of these 8,334 options have an exercise price of $3.00 per share and 25,000 options have an exercise price of $0.04718.

(5)	Mr. Pappajohn joined our Board on August 26, 2009. On December 10, 2012, for his services as a Director, Mr. Pappajohn was granted an option, vesting over 36 months, to purchase 250,000 shares of common stock at an exercise price of $0.04718 per share.

The aggregate number of option awards outstanding for Mr. Pappajohn at September 30, 2013 was 258,334. Of these 8,334 options have an exercise price of $16.50 per share and 250,000 options have an exercise price of $0.04718.

(6)	Mr. McAdoo joined our Board on November 21, 2011. On December 10, 2012, for his services as a Director, Mr. McAdoo was granted an option, vesting over 36 months, to purchase 250,000 shares of common stock at an exercise price of $0.04718 per share.

The aggregate number of option awards outstanding for Mr. McAdoo at September 30, 2013 was 258,334. Of these 8,334 options have an exercise price of $3.00 per share and 250,000 options have an exercise price of $0.04718.

(7)	Mr. Schindler joined our Board on December 10, 2012. On December 10, 2012, for his services as a Director, Mr. Schindler was granted an option, vesting over 36 months, to purchase 250,000 shares of common stock at an exercise price of $0.04718 per share.

The aggregate number of option awards outstanding for Mr. Schindler at September 30, 2013 was 250,000 options with an exercise price of $0.04718.

(8)	Mr. Tierney joined our Board on February 25, 2013. On December 10, 2012, for his services as a Director, Mr. Tierney was granted an option, vesting over 36 months, to purchase 250,000 shares of common stock at an exercise price of $0.04718 per share. On March 26, 2013, options vesting over 36 months, to purchase 250,000 shares of common stock at an exercise price of $0.25 were granted to Mr. Tierney for his service as the Chairman of the Board.

The aggregate number of option awards outstanding for Mr. Tierney at September 30, 2013 was 500,000 of which 250,000 options have an exercise price of $0.04718 per share and 250,000 options have an exercise price of $0.25 per share.

(9)	Messrs. Follman, Sassine and Turner all joined our Board on February 25, 2013. On December 10, 2012, they were each granted an option vesting over 36 months, to purchase 250,000 shares of common stock at an exercise price of $0.04718 per share.

The aggregate number of option awards outstanding Messrs. Follman, Sassine and Turner at September 30, 2013 was 250,000 options each with an exercise price of $0.04718 per share.

  Please refer to “Narrative Disclosure to Summary Compensation Table – 2012 Omnibus Incentive Compensation Plan” for disclosure on option grants made to our directors after September 30, 2013, which disclosure is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial and other ownership of the shares of our Common Stock as of January 21, 2014:

•	Each person whom we know to be the beneficial owner of 5% or more of our outstanding Common Stock;
•	Each of our executive officers;
•	Each of our current directors ; and
•	All of our executive officers and directors as a group.

As of January 21, 2014, 97,422,942 shares of our Common Stock were issued and outstanding. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. For purposes of such calculation, shares of our common stock subject to options, warrants and convertible promissory notes issued by us (and convertible interest on those notes) that are currently exercisable or convertible, or exercisable or convertible within sixty days of January 21, 2014, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible promissory notes, as applicable, for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o CNS Response, Inc., 85 Enterprise, Suite 410, Aliso Viejo, CA 92656.  There are no shares of any other class or series of stock issued and outstanding.

	Shares Beneficially Owned as of
	January 21, 2014
Name of Beneficial Owner	Number of Shares	Percentage of Shares
	Beneficially Owned	Outstanding
Executive Officers, Directors and Director Nominees:
George Carpenter (1) President and Chief Executive Officer	2,651,596	2.7%
Paul Buck (2) Chief Financial Officer and Secretary	1,837,867	1.9%
Thomas T. Tierney (3) Chairman of the Board of Directors	6,590,849	6.8%
John Pappajohn (4) Director	19,090,514	19.6%
Walter Schindler (5) Director	6,199,461	6.4%
Robert J. Follman (6) Director	5,802,421	6.0%
Andrew H. Sassine (7) Director	4,159,332	4.3%
Zachary McAdoo (8) Director	1,865,387	1.9%
Richard W. Turner (9) Director	111,111	*
Directors and officers as a group (9 persons) (10)	48,308,538	47.8%
Non-Director 5%+ Stockholders:
Mark & Jill Oman (11)	6,900,212	7.1%
SAIL Capital (5)	6,088,350	6.3%
Extuple Limited Partnership (12)	5,770,792	5.9%

  * Less than 1%

(1)

Consists of (a) 1,340,799 shares of common stock, (b) 2,667 shares of common stock issuable upon the exercise of vested and exercisable warrants, which do not have a cashless exercise feature, and (c) 1,308,130 shares of common stock issuable upon the exercise of vested and exercisable options. The investor has gifted 3,334 warrants to his in-laws and 18,750 shares to his adult son. Such shares are not listed as beneficially owned by Mr. Carpenter in the table above. Mr. Carpenter, who has been our Chief Executive Officer since April 2009, also became our President on April 29, 2011.

(2)

Consists of (a) 534,867 shares of common stock, (b) 3,000 shares of common stock issuable upon the exercise of vested and exercisable warrants, which do not have a cashless exercise feature, and (c) 1,300,000 shares of common stock issuable upon the exercise of vested and exercisable options. Prior to becoming an employee of our company, Mr. Buck was a financial consultant to CNS Response, Inc.

19

(3)

Consists of (a) 6,403,349 shares of common stock, and (b) 187,500 shares of common stock issuable upon the exercise of vested and exercisable options. The shares of common stock are held in the name of the Thomas T. and Elizabeth C. Tierney Family Trust of which Mr. Tierney is a trustee. The address of Mr. Tierney is 2802 Dow Ave, Tustin, CA 92780. Mr. Tierney joined the board on February 25, 2013 and is the Chairman of the Board of Directors of the Company.

(4)	Consists of (a) 18,859,957 shares of common stock, (b) 111,112 shares of common stock issuable upon the exercise of vested and exercisable warrants, which do not have a cashless exercise feature (c) 119,445 shares of common stock issuable upon the exercise of vested and exercisable options. The address of John Pappajohn is 2116 Financial Center, Des Moines, IA 50309. Mr. Pappajohn is a director of the Company.

(5)

Holdings for SAIL Capital Partners, consists of (a) 6,029,376 shares of common stock held by various SAIL entities as follows: 2,208,034 held by SAIL Holdings, LLC; 1,175,752 held by SAIL Venture Partners, L.P.; 1,085,471 held by SVP II Xtreme Power Joint Venture LP, LP; 943,956 held by SAIL 2010 Co-Investment Partners, L.P.; 434,189 held by SAIL 2011 Co-Investment Partners, L.P. and 181,974 are held by SAIL Venture Management, LLC, (b) 50,640 shares of common stock issuable upon the exercise of vested and exercisable warrants held by SAIL Venture Partners, L.P.; 3,334 of these warrants have a cashless exercise feature (c) 8,334 shares of common stock issuable upon the exercise of vested and exercisable options which were granted to David Jones and assigned to SAIL Venture Partners, L.P. and 111,111 shares of common stock issuable upon the exercise of vested and exercisable options granted to and held by Walter Schindler personally. Mr. Schindler holds sole voting and investment power over securities held by SAIL Holdings LLC. As the managing partner of SAIL Capital Partners, which is the general partner of the remaining SAIL entities, Mr. Schindler along with his fellow managing partner, Henry Habicht, holds voting and investment power over securities held by the remaining SAIL entities. The address of all SAIL entities and the individual managing members listed above is 3161 Michelson Drive, Suite 750, Irvine, CA 92612. Mr. Schindler joined the board on December 10, 2012.

(6)

Consists of (a) 5,691,310 shares of common stock held under the Declaration of Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 of which Mr. Follman is a trustee, (b) 111,111 shares of common stock issuable upon the exercise of vested and exercisable options. The address of Mr. Follman is 3207 West Pendleton, Santa Ana, California 92704. Mr. Follman joined the board on February 25, 2013.

(7)

Consists of (a) 4,048,221 shares of common stock, (b) 111,111 shares of common stock issuable upon the exercise of vested and exercisable options. The address of Andrew Sassine is P.O Box 9826, Rancho Santa Fe, CA 92067. Mr. Sassine joined the board on February 25, 2013.

(8)

Consists of (a) 1,748,720 shares of common stock which are held by the Zanett Opportunity Fund, Ltd. a Bermuda corporation for which McAdoo Capital, Inc. is the investment manager. Mr. McAdoo is the president and owner of McAdoo Capital, Inc. (b) 116,667 shares of common stock issuable upon the exercise of vested and exercisable options. The address of Zachary McAdoo is 635 Madison Avenue, 15th Floor, New York, NY 10022. Mr. McAdoo joined the board on November 21, 2011.

(9)

Consists of (a) 111,111 shares of common stock issuable upon the exercise of vested and exercisable options. The address of Richard Turner is 9 Nomas Lane, Richmond, Virginia 23238. Mr. Turner joined the board on February 25, 2013.

(10)

Consists of (a) 44,656,599 shares of common stock, (b) 167,419 shares of common stock issuable upon the exercise of vested and exercisable warrants of which 3,334 warrants have a cashless exercise feature, and (c) 3,484,521 shares of common stock issuable upon the exercise of vested and exercisable options.

(11)	Consists of (a) 6,900,212 shares of common stock of which 6,700,212 shares are held in the name of Mark Oman & Jill Oman, Tenants in Common and 200,000 shares are held by Mark & Jill Oman Enterprises, LLC. The address of Mr. & Mrs. Oman is 1588 Burr Oaks Dr. West Des Moines, IA 50266.

(12)

Consists of (a) 5,770,792 shares of common stock held by Extuple Limited Partnership of which Mr. Philip Deck is the managing partner. Extuple Limited Partnership is located at 170 University Ave, Suite 200, Toronto, Ontario, M5H 3B3.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities Remaining available for future issuance under equity compensation plans (c)

2006 Equity compensation plan approved by security holders	501,924	$18.29	–	(1)
2012 Equity compensation plan approved by security holders	9,247,670	$0.07	5,752,330	(2)
Equity compensation plans not approved by security holders	–	$–	–
Total	9,749,594	$1.00	5,752,330

(1)   The 2006 Stock Incentive Plan as amended has been frozen.

(2)   On May 23, 2013 the Company’s 2012 Omnibus Incentive Compensation Plan (as amended, the “2012 Plan”) was approved by stockholders at the annual meeting.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except as follows, since October 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we are or will be a party:

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

Terms of Transactions with Related Persons

2012 Bridge Financing

Pursuant to the Bridge Financing Purchase Agreement and in connection with the Bridge Financing, between August 17, 2012 and November 30, 2012, the Company issued to accredited investors October 2012 Bridge Notes in an aggregate principal amount of $2,000,000 for gross proceeds to the Company of $2,000,000. Of such aggregate principal amount, $500,000 was sold to our director John Pappajohn (of which $200,000 was exchanged for nonconvertible demand notes held by Mr. Pappajohn), $190,000 to entities affiliated with SAIL Capital Partners and $50,000 to our Chief Executive Officer, George Carpenter.

The October 2012 Bridge Notes where scheduled to mature on the later of October 1, 2013 or one year from the date of issuance (subject to earlier conversion or prepayment), earn interest at a rate of 9% per year with interest payable at maturity, were convertible into shares of common stock of the Company at a conversion price of $0.04718 and were secured by a first position security interest in the Company’s assets, with the security interest of all previously outstanding convertible promissory notes subordinated. Holders of the October 2010 Notes held a second position security interest and holders of the January 2011 and October 2011 Notes held a third position security interest in the assets of the Company. The security interests relating to all such notes were governed by the second amended and restated security agreement, dated as of August 16, 2012, between the Company and David Jones, as administrative agent for the secured parties (the “Second Amended and Restated Security Agreement”), which replaces the security agreement entered into in September 2011.

All October 2012 Bridge Notes were converted by the holders between January 18, 2013 and September 30, 2013.

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

As a condition to the investment in the Bridge Financing by Mr. Pappajohn and by SAIL Capital Partners, the Company entered into the Governance Agreements with Equity Dynamics and SAIL Capital Partners. Pursuant to these letter agreements, the Company agreed, subject to providing required notice to stockholders, to appoint a certain number of persons nominated by Equity Dynamics and SAIL Capital Partners to the Company’s Board of Directors and to create vacancies for that purpose, if necessary. The number of persons to be nominated by Equity Dynamics and SAIL Capital Partners pursuant to this provision is four and three, respectively. In addition, at each meeting of stockholders of the Company at which directors are nominated and elected, the Company agreed to nominate for election four designees of Equity Dynamics and three designees of SAIL Capital Partners and to take all necessary action to support their election and oppose any challenges to such designees. Under the terms of the agreement, the Company may not increase the number of directors to more than seven without the consent of Equity Dynamics and SAIL Capital Partners. The Governance Agreements terminate in the event of the sale of substantially all of the Company’s assets or a change of control, or upon any issuance of securities by the Company to parties not including Equity Dynamics and SAIL Capital Partners, from which the Company receives gross proceeds of at least $10 million.

In connection with the November 28, 2012 closing of the Bridge Financing, the Company also entered into Employment Compensation Forfeiture and Exchange Agreements (“Forfeiture and Exchange Agreements”) with three of its executive officers, George Carpenter, Paul Buck and Michael Darkoch. Pursuant to these agreements, the executives agreed to waive receipt of and release the Company from the payment of 50% of their salaries accrued from August 31, 2010 to September 30, 2012 (amount waived was $56,250 for Mr. Carpenter, $66,083 for Mr. Buck and $43,333 for Mr. Darkoch), in consideration for which the Company agreed to issue to such executives a certain number of shares of its common stock 56,250 for Mr. Carpenter, 66,083 for Mr. Buck and 43,333 for Mr. Darkoch). Any remaining accrued salary remains outstanding and shall be paid (i) from time to time at the discretion of the Board of Directors to the extent the Board of Directors determines that such payment will not jeopardize the ability of the Company to continue as a going concern; or (ii) upon the closing of any single financing transaction (including a single financing transaction that contemplates multiple closings) in which the Company receives proceeds of $5 million or more. Additionally, where applicable, the executives agreed to waive receipt of and release the Company from the payment of any previously approved bonus award. Under the agreements, the Company agreed to indemnify the executives for all federal and state income tax payable and actually paid by the executive related directly to the receipt of the common stock, the per share value of which is not expected to be more than the conversion price of the new notes which is $0.04718 per share.

On October 8, 2013, the Board granted to the Company’s two executive officers, Mr. Carpenter and Mr. Buck and two senior managers (combined “managers”) options to purchase shares of its common stock pursuant to the 2012 Omnibus Incentive Compensation Plan, as amended, at an exercise price of $0.25 per share as follows: Mr. Carpenter 435,000 shares, Mr. Buck 470,000 shares, Mr. Navarre 385,000 shares and Mr. MacDonald 310,000. These options vest pro-rata over 12 months starting from the date of grant. The four managers have agreed to forego a portion of their salaries in fiscal year 2014 as follows: Mr. Carpenter $98,000, Mr. Buck $106,500, Mr. Navarre $83,600 and Mr. MacDonald 66,700. These executive officers and managers will be paid out of the salaries which were earned and accrued during fiscal year 2013 and fiscal year 2012. The accruals to be paid out are equivalent to the fiscal year 2014 salaries that they have agreed to forego in lieu of receiving the options pursuant to the Employment Compensation Forfeiture and Exchange Agreements.

Transactions with George Carpenter

On February 15, 2011, we had issued January 2011 Notes in the aggregate principal amount of $50,000 and warrants to purchase 8,334 shares of our common stock to a trust of which is Mr. Carpenter’s father-in-law is the trustee. Pursuant to the Consent Agreement, the warrants associated with the January 2011 Notes were forfeited. On August 12, 2013, pursuant to the Omnibus Amendment Agreement the $50,000 January 2011 Note, together with $11,400 of interest thereon, were converted into 245,450 shares of common stock at $0.25 per share.

On November 28, 2012, we issued October 2012 Notes in the aggregate principal amount of $50,000 to Mr. Carpenter. On March 27, 2013, this $50,000 October 2012 Note, together with $1,500 of interest thereon, were converted into 1,091,299 shares of common stock at $0.04718 per share.

On January 14, 2014, Mr. Carpenter and his wife Jill purchased 200,000 shares of common stock for $50,000 in a private placement by the Company at a per share price of $0.25.

Starting May, 2013, we have paid Decision Calculus Associates (“DCA”) $10,000 per month pursuant to a consulting agreement for marketing services. DCA is an entity operated by Jill Carpenter, the wife of George Carpenter, our Chief Executive Officer. The Board of Directors approved the consulting agreement at a meeting on September 25, 2013.

Transactions with SAIL Capital Partners LP (“SAIL”)

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

Transactions with John Pappajohn

We received two short-term loans aggregating $200,000 from our director Mr. Pappajohn on April 26, 2012 and May 25, 2012. These loans, evidenced by interest-free demand notes, were exchanged for October 2012 Notes on November 28, 2012. In addition, on November 28, 2012, we issued an additional $300,000 in October 2012 Notes to Mr. Pappajohn in exchange for cash.

On January 25, 2013, Mr. Pappajohn converted October 2012 Notes with an aggregate value of $200,000, together with $2,900 of interest thereon, into 4,300,551 shares of common stock at $0.04718 per share. Additionally, on March 21, 2013, Mr. Pappajohn converted October 2012 Notes with an aggregate value of $300,000, together with $8,500 of interest thereon, into 6,538,258 shares of common stock at $0.04718 per share.

On August 12, 2013, pursuant to the Omnibus Amendment Agreement, Mr. Pappajohn converted six notes with an aggregate principal amount $1,511,700, together with interest thereon of $317,800, into 7,318,229 shares of common stock convertible at $0.25 per share. Three of the notes were October 2010 Notes with an aggregate principal amount of $761,700 and interest of $199,200; and the remaining three were October 2011 Notes with an aggregate principal amount of $750,000 and interest of $118,700.

On August 30, 2013, Mr. Pappajohn purchased 400,000 shares of common stock for $100,000 cash in a private placement by the Company at a per share price of $0.25.

Transactions with George Kallins M.D.

On August 12, 2013, pursuant to the Omnibus Amendment Agreement, Dr. Kallins converted three October 2010 Notes with an aggregate principal amount $762,250, together with interest thereon of $193,000, into 3,821,160 shares of common stock convertible at $0.25 per share. The three notes were owned by entities controlled by Dr. Kallins being Deerwood Partners LLC, Deerwood Holdings LLC and BGN Acquisition Ltd, LP. Dr. Kallins was a member of the Board until November 30, 2012.

Transactions with Zachary McAdoo

On August 12, 2013, pursuant to the Omnibus Amendment Agreement, Mr. McAdoo converted three notes with an aggregate principal amount $380,000, together with interest thereon of $57,200, into 1,748,720, shares of common stock convertible at $0.25 per share. The three notes were owned by Zanett Opportunity Fund, Ltd., (“Zanett”) a Bermuda Corporation for which McAdoo Capital, Inc. is the investment manager. Mr. McAdoo is the president and owner of McAdoo Capital, Inc. Two of the notes were October 2011 Notes and the remaining note was the February 2012 Note.

Transactions with Paul Buck

On February 21, 2013, Mr. Buck purchased 50,000 shares of common stock for $12,500 in a private placement by the Company at a per share price of $0.25. On August 28, 2013, Mr. Buck purchased an additional 50,000 shares of common stock for $12,500 in a private placement by the Company at a per share price of $0.25.

On August 12, 2013, pursuant to the Omnibus Amendment Agreement Mr. Buck converted a January 2011 Note with an aggregate principal amount of $50,000, together with $11,400 of interest thereon, into 245,450 shares of common stock at $0.25 per share. Mr. Buck also converted an October 2011 Note with an aggregate principal amount of $25,000, together with $3,500 of interest thereon, into 114,000 shares of common stock at $0.25 per share.

Transactions with Thomas Tierney

On August 21, 2012 and September 6, 2012 two October 2012 Notes in the aggregate principal amount of $200,000 were issued in exchange for cash to the Thomas T. and Elizabeth C. Tierney Family Trust (the “Tierney Family Trust”), an accredited investor, of which our Chairman, Mr. Tierney, is a trustee. As of January 31, 2013, the Tierney Family Trust converted its two October 2012 Notes, in aggregate $200,000, plus $7,800 of interest thereon, into 4,403,349 shares of common stock at a conversion price of $0.04718 per share.

On March 19, July 22, August 30, and September 10, of 2013 and on January 14, 2014, the Tierney Family Trust purchased on each date 400,000 shares of common stock for $100,000 in private placements by the Company at a per share price of $0.25: in total the Tierney Family Trust purchased 2,000,000 shares for an aggregate $500,000 in these private placements.

Transactions with Robert Follman

On October 19, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to the Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (the “Follman Trust”), an accredited investor, of which our Director, Mr. Follman, is a trustee. On June 14, 2013, the Follman Trust converted their October 2012 Note, and $ 11,900 of interest thereon, into 4,491,310 shares of common stock at a conversion price $0.04718 per share.

On August 16, and September 11, of 2013 and on January 17, 2014, the Follman Trust purchased on each date 400,000 shares of common stock for $100,000 in private placements by the Company at a per share price of $0.25: in total the Follman Trust purchased 1,200,000 shares for an aggregate $300,000 in these private placements.

Transactions with Andrew Sassine

On November 28, 2012, we issued an October 2012 Notes to Mr. Sassine for the aggregate principal amount of $25,000 in exchange for cash. On April 30, 2013, Mr. Sassine converted the October 2012 Note with an aggregate value of $25,000, together with $1,000 of interest thereon, into 550,021 shares of common stock at $0.04718 per share.

On August 12, 2013, pursuant to the Omnibus Amendment Agreement, Mr. Sassine converted two notes with an aggregate principal amount $700,000, together with interest thereon of $174,600, into 3,498,200 shares of common stock convertible at $0.25 per share. Two notes were an October 2010 Note with an aggregate principal amount of $500,000 and interest of $129,500; and a January 2011 Note with an aggregate principal amount of $200,000 and interest of $45,100.

Transactions with Beneficial Owners of More than Five Percent of Our Common Stock

 On November 29, 2012, an October 2012 Note in the aggregate principal amount of $250,000 was issued in exchange for cash to Mark and Jill Oman, who are accredited investors. On April 30, 2013, this October 2012 Note was converted, together with $9,500 of interest thereon, into 5,500,212 shares of common stock at $0.04718 per share.

On June 11, 2013, Mr. & Mrs. Oman invested $250,000 for an aggregate of 1,000,000 shares of common stock at a price of $0.25 per share pursuant a private placement by the Company. The Company received gross cash proceeds of $250,000. Of these issued shares, 800,000 shares are held in their own name and 200,000 are held in the name of an entity which they control. On August 30, 2013, Mr. and Mrs. Oman invested and additional $100,000 for an aggregate of 400,000 shares of common stock at a price of $0.25 per share pursuant to a private placement for which the Company received gross aggregate cash proceeds of $100,000

On October 25, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to Extuple Limited Partnership (“Extuple”), an accredited investor, of which Philip Deck is the managing partner. On June 14, 2013, Extuple converted $50,000 of their October 2012 Note, and $2,900 of interest thereon, to into 1,121,237 shares of common stock at a conversion price $0.04718 per share. On September 30, 2013, Extuple converted the remaining $150,000 of their October 2012 Note, and $ 12,800 of interest thereon, into 3,449,555 shares of common stock at a conversion price $0.04718 per share.

On April 1, 2013, Extuple invested $300,000 for 1,200,000 shares of common stock at a price of $0.25 per share in a private placement for which the Company received gross cash proceeds of $300,000.

Transaction with Associates of Equity Dynamics, Inc.

On November 24, 2010, the Board of Directors, excluding Mr. Pappajohn, approved an engagement agreement with Equity Dynamics, Inc. a company owned by Mr. Pappajohn, to provide financial advisory services to assist the Company with the its fund raising efforts.  These efforts have included advice and assistance with the preparation of Private Placement Memoranda, investor presentations, financing strategies, identification of potential and actual investors, and introductions to placement agents and investment bankers. The engagement agreement called for a retainer fee of $10,000 per month starting February 1, 2010. On March 22, 2012, the Board ratified the extension of the engagement agreement through January 2012. Although the agreement had been terminated, as of September, 2013, the Company still owed $157,600 of consulting fees plus $42,400 in expenses incurred on behalf of the Company for a total of $200,000 due to Equity Dynamics. Mr. Pappajohn assigned the $200,000 debt to associates of Equity Dynamics, who entered into subscription agreements with the Company to settle this debt with common stock at $0.25 per share. On September 20, 2013, we issued 800,000 shares to the five accredited investors who were assigned the debt.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference to “Directors, Executive Officers and Corporate Governance — Board Composition, Committees and Director Independence.”

ITEM 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Anton & Chia, and Cacciamatta Accountancy Corporation prior to their merger, for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2013 and 2012 were $110,000 and $146,100, respectively.

Audit-Related Fees

Anton & Chia, and Cacciamatta Accountancy Corporation prior to their merger, billed us $0 and $0 in fees for assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2013 and 2012, respectively.

Tax Fees

The aggregate fees billed by Anton & Chia, and Cacciamatta Accountancy Corporation prior to their merger, for professional services rendered for tax compliance, tax advice, and tax planning during our fiscal years ending September 30, 2013 and September 30, 2012 were $10,000 and $10,000 respectively.

All Other Fees

None.

Audit Committee Policies and Procedures

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. During each of the fiscal years ended September 30, 2013 and 2012, respectively, our Audit Committee pre-approved 100% of the audit and tax services described above.

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

Date: January 28, 2014

