Form 10-Q
period 2013-12-31
CNS RESPONSE, INC.
filed 2014-02-13
CIK 822370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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
Yes ☐                                        No ☒

As of February 12, 2014, the issuer had 98,962,942 shares of common stock, par value $.001 per share, issued and outstanding.

CNS RESPONSE, INC.

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended December 31,
	2013	2012
REVENUES
Neurometric Services	$45,000	$28,200

OPERATING EXPENSES:
Cost of Neurometric Service revenues	37,600	31,400
Research	31,700	55,800
Product development	326,600	87,100
Sales and marketing	91,500	91,500
General and administrative	521,500	461,300

Total operating expenses	1,008,900	727,100

OPERATING LOSS	(963,900)	(698,900)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(1,000)	(598,400)
Gain on extinguishment of debt	1,105,200	466,300
Financing fees	-	(31,700)
Loss on derivative liabilities	-	(97,600)
Total other income (expense)	1,104,200	(261,400)
INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES	140,300	(960,300)
Provision for income taxes	1,600	800
INCOME(LOSS) FROM CONTINUING OPERATIONS	138,700	(961,100)
Loss from discontinued operations	(3,600)	(12,200)
NET INCOME (LOSS)	$135,100	$(973,300)
BASIC INCOME (LOSS) PER SHARE:
From continuing operations	$0.00	$(0.47)
From discontinued operations	(0.00)	(0.01)
Combined Net Income (Loss)	0.00	(0.48)

DILUTED INCOME (LOSS) PER SHARE:
From continuing operations	$0.00	$(0.47)
From discontinued operations	(0.00)	(0.01)
Combined Net Income (Loss)	0.00	(0.48)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	95,047,482	2,024,619
Diluted	107,847,965	2,024,619

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited As at December 31	As at September 30,
	2013	2013
ASSETS
CURRENT ASSETS:
Cash	$663,000	$1,273,600
Accounts receivable (net of allowance for doubtful accounts of $5,900 and $5,900 as of December 31, 2013 and September 30, 2013 respectively)	18,400	26,600
Prepaids and other assets	32,700	63,700
Total current assets	714,100	1,363,900
Furniture and equipment, net	14,500	16,800
Other assets	21,000	21,500
TOTAL ASSETS	$749,600	$1,402,200

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable (including $31,600 and $66,700 to related parties as of December 31, 2013 and September 30, 2013 respectively)	$804,800	$2,493,200
Accrued liabilities	1,600	24,200
Accrued compensation (including $158,500 and $294,500 to related parties as of December 31, 2013 and September 30, 2013 respectively)	511,600	763,100
Current portion of capital lease	6,700	7,200
Liabilities of discontinued operation (including $0 and $0 to related parties as of December 31, 2013 and September 30, 2013 respectively)	253,400	268,500
Total current liabilities	1,578,100	3,556,200

LONG-TERM LIABILITIES
Capital lease	4,800	6,000
Total long-term liabilities	4,800	6,000
TOTAL LIABILITIES	1,582,900	3,562,200
STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value; authorized 150,000,000 shares; 96,062,942 and 92,716,562 shares issued and outstanding as of December 31, 2013 and September 30, 2013 respectively	96,100	92,700
Additional paid-in capital	55,486,200	54,298,000
Accumulated deficit	(56,415,600)	(56,550,700)
Total stockholders' deficit	(833,300)	(2,160,000)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$749,600	$1,402,200

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended December 31,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$135,100	$(973,300)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net loss from discontinued operations	3,600	12,200
Depreciation and amortization	2,800	4,000
Amortization of discount on bridge notes issued	-	423,800
Loss on derivative liability valuation	-	97,600
Stock-based compensation	364,000	355,500
Gain on extinguishment of debt	(1,105,200)	(466,300)
Non-cash interest expense	-	205,500
Changes in operating assets and liabilities
Accounts receivable	8,200	(5,200)
Prepaids and other	31,000	25,900
Accounts payable and accrued liabilities	(244,200)	(136,300)
Deferred compensation	(251,500)	(98,100)
Net cash used in operating activities	(1,056,200)	(554,700)
INVESTING ACTIVITIES:
Disposal of equipment	-	1,400
Net cash provided by investing activities	-	1,400
FINANCING ACTIVITIES:
Repayment of a capital lease	(1,700)	(1,600)
Net proceeds from purchase of common stock	466,000	-
Net proceeds from bridge notes	-	1,368,300
Net cash provided by financing activities	464,300	1,366,700
Net cash provided by (used in) continuing operations	(591,900)	813,400
DISCONTINUED OPERATIONS
Net Cash used in discontinued operations	(18,700)	-
NET INCREASE (DECREASE) IN CASH	(610,600)	813,400
Cash – beginning of period	1,273,600	7,700
Cash – end of period	663,000	$821,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,000	$800
Income taxes	$1,600	$800
Non-cash financing activities:
Shares issued for officer salaries payable	-	7,900
Shares issued for accounts payable	$361,600	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional Paid-in	Accumulated
For the three months ended December 31, 2013	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2013 (Audited)	92,716,562	$92,700	$54,298,000	$(56,550,700)	(2,160,000)
Stock-based compensation	-	-	364,000	-	364,000
Stock issued for private placement shares purchases	1,900,000	1,900	464,100	-	466,000
Stock issued in lieu of cash to creditors	1,446,380	1,500	360,100		361,600
Net income for the three months ended December 31, 2013	-	-	-	135,100	135,100
Balance at December 31, 2013	96,062,942	$96,100	$55,486,200	$(56,415,600)	$(833,300)

	Common Stock		Additional Paid-in	Accumulated
For the three months ended December 31, 2012	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2012 (Audited)	1,914,175	$1,900	$32,566,700	$(45,643,300)	$(13,074,700)
Stock-based compensation	-	-	355,500	-	355,500
Stock issued for warrant exercise	165,790	200	7,700	-	7,900
Net loss for the three months ended December 31, 2012	-	-	-	(973,300)	(973,300)
Balance at December 31, 2012	2,079,965	$2,100	$32,929,900	$(46,616,600)	$(13,684,600)

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

The Company is a clinical decision support company with a patented commercial neurometric platform to predict drug response for treatment of brain disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder (“PTSD”).  The Company has commenced a reimbursed 2,000 patient trial at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital focused on patients with depression, PTSD and mild traumatic brain injury in order to support clinical decisions in the treatment of depression and related disorders.  We will be reimbursed by Walter Reed at study-specific rate which includes a prorated element for study expenses for each Psychiatric Electroencephalographic Evaluation Registry (“PEER”) Outcome report rendered in the study.

In addition, the Company had acquired the Neuro-Therapy Clinic, Inc. (“NTC”) on January 15, 2008, which provided behavioral health care services.  However, due to NTC’s inability to operate as a stand-alone entity, it was decided to discontinue its operation effective September 30, 2012, so that the Company could focus its limited cash and resources on the clinical trial at Walter Reed. NTC is accounted for as a discontinued operation as detailed in Footnote 3.

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

⋅
To amend the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”) in order to increase the number of shares of common stock, par value $0.001 per share, authorized for issuance under the Charter from 100,000,000 to 150,000,000.

⋅      To amend the Company’s Charter in order to create one or more new series of preferred stock, par value $0.001 per share, and authorize 15,000,000 shares of such preferred stock for issuance.
⋅	To adopt the Company’s 2012 Omnibus Incentive Compensation Plan, as amended, to award grants of up to an aggregate of 15,000,000 shares of common stock.
⋅      To consider and provide an advisory (non-binding) vote to approve the compensation of the Company’s named executive officers as described in the proxy statement (the “Say-on-Pay Vote”) and to consider the frequency of holding the Say-on-Pay Vote (with shareholders approving  a three year cycle).

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

Between October 4, 2013 and November 14, 2013, the Company issued an aggregate of 1,900,000 shares of its common stock, par value $0.001 per share at a per share price of $0.25, in a private placement to an aggregate of 11 accredited investors. The gross proceeds to the Company were $475,000.

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

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries CNS California and NTC. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of December 31, 2013 and our operating results, cash flows, and changes in stockholders’ deficit for the interim periods presented. The September 30, 2013 balance sheet was derived from our audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended September 30, 2013 which are included in our current report on Form 10-K, filed with the Securities and Exchange Commission on December 23, 2013.

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

The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2014.

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed federally insured limit of $250,000.  At December 31, 2013 cash exceeded the federally insured limit by $413,000.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

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

Since November 28, 2012, with the elimination of the warrants and the removal of the ratchet in the convertible debt instruments the Company has had no derivative liabilities.

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

The Company adopted ASC 820-10 (formerly SFAS 157, “Fair Value Measurements”) on January 1, 2008. ASC 820-10 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follow:

      ⋅     Level 1   inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

      ⋅     Level 2   inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

      ⋅     Level 3   inputs to the valuation methodology are unobservable and significant to the fair value.

For the three months ending December 31, 2013 the Company had no derivative liabilities or change in fair valuation thereon. For the three months ending December 31, 2012 the Company recognized a loss of $97,600 on the change in fair value of derivative liabilities.  As at December 31, 2013 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection.

Furniture and Equipment

  Fixed assets, which are recorded at cost, consist of office furniture and equipment and are depreciated over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be from 3 to 5 years.  Depreciation for the three months ended December 31, 2013 and 2012 was $2,800 and $4,000 respectively.  Accumulated depreciation at December 31, 2013 and 2012 was $63,100 and $53,300 respectively.

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

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) (“ASC 350-30”), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the three months ended December 31, 2013 and 2012.

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

Accounts Payable

This consists of trade payables of which $404,200 is for legal services.

Between November 11, 2013 and December 20, 2013, the Company issued an aggregate of 1,446,380 shares of its common stock, par value $0.001 per share, as full and complete settlement of trade debt totaling an aggregate $1,466,800 owed to two creditors who are also accredited investors. The fair market value of the shares that were issued in these transactions was determined to be $0.25 per share. The excess value of $1,105,200 over the fair market value of the issued shares was booked to Other Expenses as a gain on extinguishment of debt.

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

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. There were no advertising expenses for the three months ended December 31, 2013 and 2012.

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

Comprehensive Income (Loss)

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income) (“ASC 220-10”), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the years ended December 31, 2013 and 2012.

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

Recent Accounting Pronouncements

Apart from the below-mentioned recent accounting pronouncements, there are no new accounting pronouncements that are applicable to the Company.

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

Summary Financial Data of Discontinued Operations:

Revenues, income before income taxes and net loss of NTC which are included in discontinued operations are as follows:

	Three Months Ended December 31,
	2013	2012
Neuro-Therapy Clinic
Revenues	$-	$-
Expenses	3,600	12,200
Operating Loss before taxes	$(3,600)	$(12,200)
Taxes	-	-
Net Loss	$(3,600)	$(12,200)

The assets and liabilities of NTC are as follows:

	As at December 31,
	2013	2012
ASSETS:
Cash	$-	$15,100
Assets of Discontinued Operations	$-	$15,100

LIABILITIES:
Accounts Payable	$88,500	$159,600
Accrued Payroll Liabilities	120,300	138,500
Note Payable (see Note 8)	44,600	-
Liabilities of Discontinued Operations	$253,400	$298,100

4.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

During 2010, 2011 and 2012 we entered into five private placement financings of convertible debt. Effective September 30, 2013, all convertible debt, and interest thereon, had been converted into 76,448,279 shares of common stock. As of October 1, 2012 the combined outstanding balance of all the below mentioned convertible debt was $8,012,000 with debt discount balance of $824,400.  During the three months ended December 31, 2013 and 2012, the Company amortized $0 and $292,100 of the debt discount respectively.

The five tranches of private placements are summarized below.

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

As of December 31, 2013 and September 30, 2013 no October 2010 Notes were outstanding. During the three months ended December 31, 2013 and 2012, the Company amortized $0 and $0 of the debt discount respectively.

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

As of December 31, 2013 and September 30, 2013 no January 2011 Notes were outstanding. During the three months ended December 31, 2013 and 2012, the Company amortized $0 and $0 of the debt discount respectively.

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

As of December 31, 2013 and September 30, 2013 no October 2011 Notes were outstanding. During the three months ended December 31, 2013 and 2012, the Company amortized $0 and $277,100 of the debt discount respectively.

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

As of December 31, 2013 and September 30, 2013 no February 2012 Notes were outstanding. During the three months ended December 31, 2013 and 2012, the Company amortized $0 and $15,000 of the debt discount respectively.

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

As of December 31, 2013 and September 30, 2013, no October 2012 Notes were outstanding. As of September 30, 2012, $398,100 of the October 2012 Notes were outstanding with a debt discount of $370,200. During the three months ended December 31, 2013 and 2012, the Company amortized $0 and $100,000 of the debt discount respectively.

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

5.         STOCKHOLDERS’ DEFICIT

Common and Preferred Stock

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

As of December 31, 2013, the Company is authorized to issue 165,000,000 shares of stock of which 150,000,000 are common stock at par value of $0.001 per share; the remaining 15,000,000 shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board of Directors are expressly authorized to provide, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

As of December 31, 2013, 92,062,942 shares of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding.

As of December 31, 2013, CNS California is authorized to issue 100,000,000 no par value shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of December 31, 2013, Colorado CNS Response, Inc. is authorized to issue 1,000,000 no par value shares of common stock.

As of December 31, 2013, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue 10,000 shares of common stock, no par value per share.

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

From August 30, 2013, through September 30, 2013, pursuant to a subscription agreement, 10 vendors converted an aggregate $502,100 of trade payables into 2,008,318 shares of common stock, par value $0.001, at a price for $0.25 per share. (Refer to Note 7. Related Party Transactions)

From October 4, 2013, through November 14, 2013, 11 accredited investors purchased an aggregate of 1,900,000 shares of common stock, par value $0.001, at a price of $0.25 per share pursuant to a private placement. The Company received gross aggregate cash proceeds of $475,000. (Refer to Note 7. Related Party Transactions)

Between November 11, 2013 and December 20, 2013, the Company issued an aggregate of 1,446,380 shares of its common stock, par value $0.001 per share, as full and complete settlement of trade payables totaling an aggregate $1,466,800 owed to two creditors who are also accredited investors.

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

Based on the volume of shares traded on the open market, during the period July 1, 2013 through to November 8, 2013, which covers the both option grant dates of October 8, 2013, and November 8, 2013, management judged that the Company’s stock was not actively traded as only $180,000 worth of stock was traded on 51 of 93 trading days during this period at prices ranging from $0.30 to $1.74. There was a contemporaneous transaction whereby $2,047,500 worth of stock was purchased in a private placement offering of common stock at a price of $0.25 per share by accredited investors. Given the low volume of stock, which was not actively traded, compared to the volume of the private placement of common stock, management’s judgment was that the pricing of the private placement of common stock at $0.25 per share represented a better determinant of fair value of the Company’s common stock on the dates that the options were granted.

As of December 31, 2013, 70,825 options had been exercised and 501,924 options and 6,132 restricted shares were outstanding under the amended 2006 Plan leaving 87,786 shares which will never be issued as the 2006 Plan is frozen. 9,247,670 options have been issued under the 2012 Plan, none of which have been exercised, leaving 5,250,406 options available for issuance.

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three months and three months ended December 31, 2013 and 2012 is as follows:

	For the three months ended December 31
	2013	2012
Cost of Neurometric Services revenues	$2,900	$2,500
Research	25,700	24,000
Product Development	71,200	19,000
Sales and marketing	26,300	54,500
General and administrative	237,900	255,500
Total	$364,000	$355,500

Total unrecognized compensation as of December 31, 2013 amounted to $921,532.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2013	9,749,594	$1.00

Granted	2,300,000	0.25
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2013	12,049,594	$0.86

Following is a summary of the status of options outstanding at December 31, 2013:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price

$0.04718	8,955,000	10 years		$0.04718
$0.25	2,550,000	10 years		..25
$3.00	42,670	10 years		3.00
$3.60	28,648	10 years		3.60
$3.96	32,928	10 years		3.96
$9.00	4,525	10 years		9.00
$12.00	28,535	10 years		12.00
$14.10	10,000	10 years		14.10
$15.30	1,373	10 years		15.30
$16.50	262,441	10 years		16.50
$17.70	953	10 years		17.70
$24.00	4,667	10 years		24.00
$26.70	32,297	10 years		26.70
$28.80	11,767	10 years		28.80
$32.70	83,790	10 years		32.70
Total	12,049,594		$	..86

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

Warrants to Purchase Common Stock

 The warrant activity for the period starting October 1, 2012, through December 31, 2013, is described as follows:

Warrants	Exercise Price	Issued, Surrendered or Expired in Connection With:
2,164,440		Warrants outstanding at October 1, 2012
(1,617,345)	$3.00	Warrants forfeited pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012
127,173	$0.04718
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

204,000	$0.275
These warrants were issued to Monarch Capital who acted as placement agents in raising $510,000 from sixteen accredited investors who purchased common stock, par value $0.001 per share, in a private placement agreement dated February 20, 2013 and May 23, 2013.

1,497,556	$3.03	Warrants outstanding at September 30, 2013
30,000	$0.275
These warrants were issued to Monarch Capital who acted as placement agents in raising $75,000 from five accredited investors who purchased common stock, par value $0.001 per share, in a private placement agreement dated October 2, 2013.

1,527,556	$2.98	Warrants outstanding at December 31, 2013

At December 31, 2013, there were warrants outstanding to purchase 1,527,556 shares of the Company’s common stock. The exercise price of the outstanding warrants range from $0.04718 to $9.90 with a weighted average exercise price of $2.98.  The warrants expire at various times starting 2014 through 2018.

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

For May through December 2013, we accrued $10,000 per month pursuant to a consulting agreement for an aggregate of $80,000 for marketing services provided by Decision Calculus Associates (“DCA”), an entity operated by the spouse of George Carpenter, our Chief Executive Officer. The Board of Directors approved the consulting agreement at a meeting on September 25, 2013. As of December 31, 2013, we had paid $65,500 to DCA with $15,300 remaining as a payable.

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

7.          EARNINGS (LOSS) PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three months ended December 31, 2013 and 2012, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months ended December 31, 2013 and 2012 is as follows:

	Three months ended December 31,
	2013	2012
Net income (loss) for computation of basic net loss per share:
From continuing operations	$138,700	$(961,100)
From discontinued operations	$(3,600)	$(12,200)
Net income (loss)	$135,100	$(973,300)
Basic net income (loss) per share:
From continuing operations	$0.00	$(0.47)
From discontinued operations	$(0.00)	$(0.01)
Basic net income (loss) per share	$0.00	$(0.48)
Net income (loss) for computation of dilutive net loss per share:
From continuing operations	$138,700	$(961,100)
From discontinued operations	$(3,600)	$(12,200)
Net income (loss)	$135,100	$(973,300)
Diluted net income (loss) per share:
From continuing operations	$0.00	$(0.47)
From discontinued operations	$(0.00)	$(0.01)
Basic net income (loss) per share	$0.00	$(0.48)

Basic weighted average shares outstanding	95,047,482	2,024,619
Dilutive common equivalent shares	12,800,483	-
Diluted weighted average common shares	107,847,965	2,024,619

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	-	36,968,562
Warrants	-	1,086,210
Options	-	4,142,695

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

Lease Commitments

On December 30, 2009, the Company entered a three year lease, commencing February 1, 2010 and terminating on January 31, 2013 for its new Headquarters and Neurometric Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  On January 29, 2013, we signed a 12 month extension of our lease. The lease period started on February 1, 2013 and ends on January 31, 2014. The monthly rent remained the same as our 2012 monthly rate at $4,147 with the 9th month of the lease, October 2013, being a rent-free month. The remaining lease obligation totals $4,100.

The Company leased space for its Clinical Services, our discontinued operation, under an operating lease.  The original lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility had an average cost for the lease term of $5,100 per month.  These premises were vacated on September 30, 2012 and the Company fully accrued the remaining outstanding balance of the lease through April 30, 2013, which has remained outstanding. As a key term in the lease extension, the landlord required that CNS Response, rather than NTC, bear the financial responsibility for this lease. We negotiated a settlement with the landlord to structure the payoff of the lease with a promissory note of $50,000 bearing interest at 5% per annum with 13 payments over 12 months. The first six payments are at $2,000 per month and the subsequent 6 payments at $5,685 per month with a final payment of $5,685 due on September 30, 2014. The remaining promissory note obligation totals $44,600.

The Company incurred rent expense from continuing operations of $8,300 and $10,900 for the three months ended December 31, 2013 and 2012, respectively.

On November 8, 2010 we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months ending October 2014 and the monthly payment is $412. As of December 31, 2013 the remaining lease obligation is $3,700 for fiscal year 2014.

On April 24, 2013 we entered into a financial lease to acquire additional EEG equipment costing $8,900.  The term of the lease is 36 months ending May 2016 and the monthly payment is $325. As of December 31, 2013 the remaining lease obligation is $9,100: being $2,900, $3,900 and $2,300 for fiscal years 2014, 2015 and 2016 respectively.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3-5 years	More than 5 years

Operating Lease Obligations	$4,100	$4,100	$-	-	-
Capital Lease Obligations	11,500	6,700	4,800	-	-
Note Payable, discontinued operation’s	44,600	44,600
Total	$60,200	$55,400	$4,800	-	-

9.	SUBSEQUENT EVENTS

Events subsequent to December 31, 2013 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  The following events have occurred since December 31, 2013.

On February 6, 2014, we signed a 24 month extension to our lease for our current location at 85 Enterprise, Suite 410, Aliso Viejo, CA 92656. The lease period starts on February 1, 2014 and ends January 31, 2016. The monthly rent for months 1 through 12 is $4,349; the months of February 2014 and January 2015 are abated; the monthly rent for months 14 through 24 is $4,523.

Private Placement of Stock

Between January 14, 2014 and February 12, 2014, the Company sold and issued an aggregate of 2,900,000 shares of its common stock, par value $0.001 per share, at a per share price of $0.25, in a private placement to 15 accredited investors, for which it received gross cash proceeds to the Company of $725,000. These investors included our Chairman, Thomas Tierney, who purchased 800,000 shares of common stock for $200,000; our Director, Robert Follman, who purchased 400,000 shares of common stock for $100,000; our Chief Executive Officer, George Carpenter and his wife Jill Carpenter, who purchased 200,000 shares of common stock for $50,000 and our Chief Financial Officer, Paul Buck, who purchased 100,000 shares of common stock for $25,000.

The related subscription agreement, dated as of January 8, 2013, between the investors and the Company provides that shares with an aggregate value of up to $1.0 million may be issued by the Company in the private placement until not later than February 14, 2014, unless terminated earlier by the Company. The private placement is not subject to a minimum subscription amount.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2013 and presumes that readers have access to, and will have read, the “Management's Discussion and Analysis or Plan of Operation” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the three months ended December 31, 2013 and 2012.  Except for historical information, the matters discussed in this management's discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Overview

We are a clinical decision support company with a patented commercial neurometric platform to predict drug response for treatment of brain disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder (“PTSD”).  We have commenced a reimbursed 2,000 patient trial at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital focused on patients with depression, PTSD and mild traumatic brain injury in order to support clinical decisions in the treatment of depression and related disorders.  We will be reimbursed by Walter Reed at study-specific rate which includes a prorated element for study expenses for each Psychiatric Electroencephalographic Evaluation Registry (“PEER”) Outcome report rendered in the study.

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

Working Capital

We are unable to pay our obligations as they become due and we are in arrears on paying certain of our creditors.  If we are not able to raise additional funds within the next few months or reach some accommodations with our creditors, we will likely be required to cease our operations.

Since our inception, we have generated significant net losses. As of December 31, 2013, we had an accumulated deficit of approximately $56.4 million; and as of September 30, 2013, our accumulated deficit was approximately $56.6 million. We had net income of $135,100 for the three months ended December 31, 2013, versus a net loss of $973,300 million for the three months ended December 31, 2012. The net income for the three months ended December 31, 2013, was primarily due to a gain on extinguishment of debt of $1.1 million as a result of a negotiated settlement with a trade creditor.

Assuming we are able to continue our operations, we expect our net losses to continue for the next year to eighteen months. We anticipate that a substantial portion of any capital resources and efforts would be focused on our clinical trial being conducted at Walter Reed and Fort Belvoir, followed by the scale-up of our commercial organization, further research, product development and other general corporate purposes, including the payment of legal fees incurred as a result of our litigation. We anticipate that future research and development projects would be funded by grants or third-party sponsorship, along with funding by the Company.

As of December 31, 2013, our current liabilities of approximately $1.58 million exceeded our current assets of approximately $0.75 million by approximately $0.83 million.  During fiscal year 2013 we were successful in converting all $9.6 million of our convertible debt, and interest of $1.7 million thereon, to equity: we also negotiated settlements with stock in lieu of cash with ten of our trade creditors to settle $0.5 million owed to them. During the three months ended December 31, 2013, we further negotiated settlements with two of our largest trade creditors whereby we settled $1.46 million of debt with approximately 1.45 million shares of common stock. These actions have significantly reduced our working capital deficit by $12.83 million from $13.68 million at December 31, 2012.

 Between January 14, 2014 and February 12, 2014, we have raised an additional $725,000 in a private placement of common stock at $0.25 per share. We will still need to raise additional funds in the May/June timeframe to complete our clinical trial at Walter Reed, Fort Belvoir and other military and VA locations. Furthermore additional funding will be required before we can significantly increase the demand for our PEER Online services.

We are actively exploring additional sources of capital; however, we cannot offer assurances that additional funding will be available on acceptable terms, or at all, especially given the economic and market conditions that are prevalent. Even if we were to raise additional funds, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial additional portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting the funds available for our business activities. If adequate funds are not available, it will likely force us to cease operations or would otherwise have a material adverse effect on our business, financial condition and/or results of operations.

Recent Developments

On January 23, 2013, we received a memorandum from the Commander, Walter Reed National Military Medical Center (“Walter Reed”). The memorandum officially confirmed the approval on November 30, 2012, by the Walter Reed Institutional Review Board, of the Company’s protocol to conduct a multi-site clinical trial. The project title of the clinical trial is “Use of PEER Interactive to inform the prescription of psychotropic medications to patients with behavioral disorders.”

During the clinical trial at Walter Reed and Fort Belvoir Community Hospital (“Fort Belvoir”), military physicians will treat 2,000 volunteer study patients with a primary diagnosis of depression. The patients may also have comorbid disorders such as post-traumatic stress disorder (PTSD), mild traumatic brain injury (mTBI), and other psychiatric disorders. Additional sites, including at least one region of the Veterans Administration, are anticipated during 2014. The Henry M. Jackson Foundation has joined the Company as a research partner, providing clinical trial support in all locations.

The clinical trial is a prospective, randomized, multi-site, double blind study of the utility of PEER Interactive in improving medication outcomes in mental health. The study commenced in February 2013, with the recruitment, hiring and training of clinical research personnel.  Enrollment of study subjects commenced in May 2013, and has continued since then. We anticipate analysis of the interim data during the first half of calendar 2014. Per the contract, the military is paying pay $540 for each PEER Report generated for the trial and payments have been made consistently within approximately thirty days from invoicing.  Due to bureaucratic delays in the generation and signing of the contract, approximately 60 PEER reports have been provided to Walter Reed and Fort Belvoir at no charge. We have located EEG and computer equipment at both Walter Reed and Fort Belvoir. Col (Ret) Stewart Navarre, who is our Vice President of Government Accounts, relocated to Bethesda, MD, to oversee the clinical trial for most of calendar 2013.

During 2011 and 2012 we released the results of several studies which had been conducted during the year as follows:

The correlation of Quantitative EEG variables with individual medication outcomes has become a well-established scientific principle over the past two decades, as documented in over 80 studies involving over 2,000 patients.

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

Private Placement Transactions

Between June 3, 2010 and February 2012, the Company raised funds through four rounds of private placements in the form of convertible debt. Subsequently, during the fiscal year ended September 30, 2013, all four rounds of debt were converted to equity as summarized as follows:

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

Please see Note 4. Convertible Debt and Equity Financings to the Unaudited Condensed Consolidated Financial Statements for more detail on the abovementioned transactions.

From February 2013 through February of 2014, the Company conducted four tranches of private placements of shares of common stock at $0.25 per share as follows:

•	From February 22, 2013 through April 1, 2013, 19 accredited investors purchased an aggregate of 4,180,000 shares of common stock at a price of $0.25 per share in a private placement. The Company received gross aggregate cash proceeds of $1,045,000. The investors included three affiliates, one of which is the Tierney Family Trust of which Mr. Thomas Tierney, our Chairman of the Board of the Company, is a trustee. The Tierney Family Trust acquired 400,000 shares of common stock for which the Company received cash proceeds of $100,000. A second affiliate investor is Paul Buck, the Company’s CFO, who acquired 50,000 shares of common stock for which the Company received cash proceeds of $12,500, the third affiliate investor is Extuple Limited Partnership (“Extuple”) an accredited investor and a greater than 5% beneficial owner of the Company, invested $300,000 for 1,200,000 shares of common stock.

•	From May 23, 2013, through September 12, 2013, 23 accredited investors purchased an aggregate of 8,000,000 shares of common stock, par value $0.001, at a price of $0.25 per share pursuant to a private placement. The Company received gross aggregate cash proceeds of $2,000,000. The investors included the following affiliates: the Tierney Family Trust of which Mr. Tierney, our Chairman of the Board of the Company, is a trustee, acquired 1,200,000 shares of common stock for which the Company received cash proceeds of $300,000: the Follman Family Trust of which Mr. Robert Follman, a director of the Company is a trustee, acquired 800,000 shares of common stock for which the Company received cash proceeds of $200,000: Mr. John Pappajohn, a director of the Company, acquired 400,000 shares of common stock for which the Company received cash proceeds of $100,000: Mr. Buck, the Company’s CFO, acquired 50,000 shares of common stock for which the Company received cash proceeds of $12,500: Mr. & Mrs. Mark and Jill Oman, who are greater than 5% beneficial owners of the Company, and an entity under their control acquired 1,400,000 shares of common stock for which the Company received cash proceeds of $350,000.

•	From October 4, 2013, through November 14, 2013, 11 accredited investors purchased an aggregate of 1,900,000 shares of common stock, par value $0.001, at a price of $0.25 per share pursuant to a private placement. The Company received gross aggregate cash proceeds of $475,000. No affiliates participated in this tranche.

•	Between January 14, 2014 and February 12, 2014, the Company sold and issued an aggregate of 2,900,000 shares of its common stock, par value $0.001, at a price of $0.25 per share, in a private placement to 15 accredited investors, for which it received gross cash proceeds to the Company of $725,000. The investors included the following affiliates: the Tierney Family Trust of which Mr. Tierney, our Chairman of the Board of the Company, is a trustee, acquired 800,000 shares of common stock for which the Company received cash proceeds of $200,000: the Follman Family Trust of which Mr. Follman, a director of the Company is a trustee, acquired 400,000 shares of common stock for which the Company received cash proceeds of $100,000: George Carpenter, the Company’s Chief Executive Officer, and his wife acquired 200,000 shares of common stock for which the Company received cash proceeds of $50,000: Paul Buck, the Company’s, Chief Financial Officer, acquired 100,000 shares of common stock for which the Company received cash proceeds of $25,000.

Financial Operations Overview

Revenues

Our neurometric services revenues are derived from the sale of PEER Reports to physicians. Physicians are generally billed upon delivery of a PEER Report. The list price of our PEER Reports to physicians is $400 per report, which excludes the cost of doing the EEG. Our Clinical Trial revenues are derived from the PEER Reports to the Military. The list price of our PEER Reports to the Military, which is a study specific rate, is $540 and is inclusive of the collection of the EEG. Follow-up reports PEER Reports cost $200.

Clinical Services, which is now accounted for as a discontinued operation, has generated no revenue since it was closed effective September 30, 2012.

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

Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

  Derivative accounting for convertible debt and warrants

The Company analyzes all financial instruments with features of both liabilities and equity under ASC-480-10 and ASC 815-10 whereby the Company determines the fair market carrying value of a financial instrument using the Black-Scholes model and revalues the fair market value on a quarterly basis. Any changes in carrying value flow through as other income (expense) in the income statement. As of December 31, 2013, the Company no longer has any convertible debt or warrants, and therefore, has no associated derivative liabilities.

Results of Operations for the three months ended December 31, 2013 and 2012

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

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three months ended
	December 31,
	2013	2012

Revenues	100%	100%
Cost of revenues	84	111
Gross profit	16	(11)
Research	70	198
Product development	726	309
Sales and marketing	203	324
General and administrative expenses	1,159	1,636
Operating loss	(2,142)	(2,478)
Other income (expense), net	2,450	(927)
Net income (expense) before Discontinued Operations	308	(3,405)
Loss from Discontinued Operations	(8)	(43)
Net income (loss)	300%	(3,448)%

Revenues

	Three months ended		Percent
	December 31,		Change
	2013	2012
Neurometric Service Revenues	$45,000	$28,200	60%

With respect to our Neurometric Services business, the number of third party paid PEER Reports delivered increased to 76 for the three months ended December 31, 2013, from 71 for the three months ended December 31, 2012. The average revenue per report increased to approximately $445 per test. The total numbers of free PEER Reports processed were 23 and 5 for the quarters ended 2013 and 2012 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

To date we have provided approximately 60 PEER Reports to the Walter Reed clinical trial which have not been billed, and the associated revenues not recorded. This situation is the result of bureaucratic delays which resulted in PEER Reports being provided prior to the contract being finalized.  We are investigating ways to address this issue and recover these revenues.

 For the 2012 period revenues were at a low level due a slowdown in operations as a result of our lack of funds prior to our completion of the 2012 Bridge Financing at the end of November 2012.

Cost of Revenues

	Three months ended		Percent
	December 31,		Change
	2013	2012
Cost of revenues for Neurometric Services	$37,600	$31,400	20%

Cost of Neurometric Services revenues consisting of payroll costs, consulting costs, and other miscellaneous charges were as follows:

	Three months ended
	December 31,
Key Expense Categories	2013	2012	Change
(1) Salaries and benefit costs	$27,500	$27,500	$0
(2) Consulting fees	10,100	3,900	6,200
Total Costs of Revenues	$37,600	$31,400	$6,200

Consulting costs associated with the processing of PEER Reports are $75 per PEER Report. We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

(1)	Salary and benefit expenses for the 2013 and 2012 periods remained the same.
(2)
Consulting fees increased for the 2013 period as a result of artifacting services for the Walter Reed clinical trial. During the 2012 period we incurred no similar costs as the clinical trial had not yet started.

Research

	Three months ended		Percent
	December 31,		Change
	2013	2012
Neurometric Services Research	$31,700	$55,800	(43)%

Research expenses consist of clinical studies expenses, doctor training costs, consulting fees, payroll costs (including stock-based compensation costs), travel and conference costs and other miscellaneous costs which were as follows:

	Three months ended
	December 31,
Key Expense Categories	2013	2012	Change
(1) Salary and benefit costs	$25,800	$51,200	$(25,400)
(2) Consulting fees	3,300	3,000	300
(3) Other miscellaneous costs	2,600	1,600	1,000
Total Research	$31,700	$55,800	$(24,100)

Comparing the three months ended December 31, 2013 with the corresponding period in 2012:

(1)	Salary and benefit costs decreased for the 2013 period as Dr. Hoffman, our medical director, left the employ of the Company during July 2013, although he remains a consultant to the Company. The Salary and benefit cost represent the amortization of stock-based compensation granted to Dr. Hoffman and the payment of accrued salary;

(2)	Consulting costs remained substantially the same;

(3)	Other miscellaneous costs for 2013 period were primarily for professional liability insurance; During the 2012 expenses included travel related expenses.

Product Development

	Three months ended		Percent
	December 31,		Change
	2013	2012
Neurometric Services Product Development	$326,600	$87,100	275%

Product Development expenses consist of payroll costs (including stock-based compensation costs), Walter Reed clinical trial costs, consulting fees, programming fees on the production system, database costs and miscellaneous costs which were as follows:

	Three months ended
	December 31,
Key Expense Categories	2013	2012	Change
(1) Salaries and benefit costs	$72,500	$64,000	$8,500
(2) Consulting fees	201,000	(11,300)	212,300
(3) System development costs	21,300	27,700	(6,400)
(4) Conference and travel	25,500	-	25,500
(5) Other miscellaneous costs	6,300	6,700	(400)
Total Product Development	$326,600	$87,100	$239,500

Comparing the three months ended December 31, 2013 with the corresponding period in 2012:

(1)	Salaries and benefits increased for the 2013 period due to an increase in stock-based compensation, health insurance costs and a realignment of a staff member who was previously accounted for in the Sales and Marketing line item.

(2)	Consulting fees increased for the 2013 due to the costs associated with the Walter Reed clinical trial and includes the clinical research coordinators, EEG technologists and clinical research organization which oversees the clinical trial and data management. For the 2012 period, although we incurred costs of the clinical research organization during this period, we renegotiated the terms of our agreement to include stock based compensation, consequently, previously accrued fees which were expensed were reversed, which resulted in the credit balance shown;

(3)	System development and maintenance costs decreased for the 2013 period as no major new development of the system was undertaken during this period. During the 2012 period we were focused on the clinical study software to be finalized for use in the Walter Reed clinical trial.

(4)	Conference and travel costs relates to our VP of Government Accounts who relocated to Maryland to oversee the Walter Reed clinical trial. During the 2012 period we had no equivalent expenditures.

(5)	Other miscellaneous costs remained substantially the same for the two periods.

Sales and marketing

	Three months ended		Percent
	December 31,		Change
	2013	2012
Sales and Marketing
Neurometric Services	$91,500	$91,500	0%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.

	Three months ended
	December 31,
Key Expense Categories	2013	2012	Change
(1) Salaries and benefit costs	$54,400	$82,900	$(28,500)
(2) Consulting fees	30,000	2,200	27,800
(3) Advertising and marketing costs	1,600	-	1,600
(4) Conferences and travel costs	4,300	3,700	600
(5) Other miscellaneous costs	1,200	2,700	(1,500)
Total Sales and marketing	$91,500	$91,500	$0

Comparing the three months ended December 31, 2013, with the same period in 2012:

(1)	Salaries and benefits costs decreased for the 2013 period primarily due to the realignment of staff as our Vice President of Government Accounts was moved to the Product Development cost center in January 2013;

(2)	Consulting fees increased for the 2013 period as the Company engaged a marketing consultant, Decision Calculus Associates, to assist with social media and general marketing;

(3)	Advertising and marketing expenses in the 2013 period were limited to marketing to the military. During the 2012 period marketing efforts were curtailed due to the limited cash resources available.

(4)	Conference and travel costs remained substantially the same for the two periods.

(5)	Miscellaneous expenditures for the 2013 period decreased from the prior period as we had written off certain computer-related fixed assets costs.

General and administrative

	Three months ended		Percent
	December 31,		Change
	2013	2012
General and administrative
Neurometric Services	$521,500	$461,300	13%

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs and miscellaneous costs.

	Three months ended
	December 31,
Key Expense Categories	2013	2012	Change
(1) Salaries and benefit costs	$273,500	$258,900	$14,600
(2) Legal fees	79,000	27,100	51,900
(3) Other professional and consulting fees	66,600	98,600	(32,000)
(4) Patent costs	18,300	2,100	16,200
(5) Marketing and investor relations costs	1,800	1,300	500
(6) Conference and travel costs	16,700	10,100	6,600
(7) Dues & subscriptions fees	15,700	14,100	1,600
(8) General admin and occupancy costs	49,900	49,100	800
Total General and administrative costs	$521,500	$461,300	$60,200

With respect to our Neurometric Services business, in the three months ended December 31, 2013, compared to the same period in 2012 we had the following changes:

(1)	Salaries and benefit expenses increased for the 2013 period for several reasons:

Firstly, although the Corporate Officers agreed in the 2013 period to forfeit their current salaries in favor of receiving stock-based compensation in the form of options with an exercise price of $0.25 per share of common stock along with the payout of their residual balances of salaries which had been accrued but not paid in prior periods. These accrued salaries are being paid out over an extended period in place of the current salaries which have been forfeited. This reduction in expense in the 2013 period was offset by a greater adjustment of $132,600 in the 2012 period whereby the Corporate Officers forfeited 50% of their accrued salaries and bonus from prior periods in exchange for stock at $1 per share pursuant to the Employment Compensation Forfeiture and Exchange Agreement. Salaries paid to Officers during the 2012 period were at two thirds of their regular salary with one third being accrued.

Secondly, the charge for stock based compensation for Directors, Officers and select consultants was reduced by $17,600 in the 2013 period as certain option grants had become fully vested.

Lastly, during the 2013 period we were pleased to have our accountant back in the employ of the Company, during the 2012 period our accountant had left the Company and was supporting us on a part-time consulting basis.

(2)	Legal fees showed an increase of $52,900 for the 2013 period. This increase can largely be accounted for by the Brandt litigation costs which increased to $14,700 from $1,000 in the 2012 period; and legal fees associated with our lobbying efforts increased to $30,000 for the 2013 period, whereas we had no lobbying expense in the 2012 period.

(3)	Professional and consulting fees decreased due to the mix of consulting services used in the respective periods. For the 2013 period, these expenses are comprised of audit fees of $50,000 and a $16,600 success fee paid to a media consultant who arranged several TV appearances. For the 2012 period, expenses are comprised of audit fees of $50,000, financial and valuation consulting services of $38,000 and accounting services of $10,000.

(4)	Patent expenditures increased largely due to the timing of patent application and maintenance costs which have been deferred whenever possible due to the limited cash resources available; no patents or applications have lapsed due to deferred payments of maintenance or application fees.

(5)	Corporate marketing and investor relations remained unchanged for the two periods;

(6)	Conference and travel costs increased slightly for the 2013 period, which included our participation in the LD Micro conference; During the 2012 period, travel was minimized due to limited cash resources available;

(7)	Dues and subscriptions had a slight increase for the two periods partly due to increased software subscriptions for the increase number of system users ;

(8)	General administrative and occupancy cost remained approximately the same for the two periods.

Other Expenses

	Three months ended		Percent
	December 31,		Change
Other Expenses	2013	2012
Neurometric Services (expense), net	$1,104,200	$(261,400)	*
* (Not Meaningful)

For the three months ended December 31, 2013 and 2012 net other non-operating income for Neurometric Information Services was as follows:

•
For the 2013 period we incurred only $1,000 in net interest expense which was paid in cash; we incurred no non-cash interest charges. In contrast, for the 2012 period, we incurred non-cash interest charges totaling $598,400 of which $205,500 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $392,100 of warrant discount amortization on the derivative liability for warrants; while only $800 was for actual net interest paid in cash during that period.

•	For the 2013 period we had no finance fees; For the 2012 period we incurred finance fees, associated with our private placement of convertible notes, totaling $31,700, which were paid in cash.

•
Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the change in fair value of non-hedging derivative instrument are to be recognized in current earnings.  For the 2013 period we had no derivative instruments to value and consequently no associate expense or gain.  For the 2012 period we revaluated our derivative liabilities for the promissory note conversion feature and the associated warrants which resulted in a non-cash loss on derivative liabilities of $97,600.

•
For the 2013 period we experience a non-cash gain on the extinguishment of debt of $1,105,200 related to the settlement of a long-outstanding trade payable balance which was renegotiated. For the 2012 period we benefited from a non-cash gain on the extinguishment of debt in the amount of $466,300 which was the result of valuing the forfeiture of warrants and the elimination of the ratchet feature embedded in certain convertible debt instruments pursuant to the Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012.

Net Income (Loss) from Continuing Operations

	Three months ended		Percent
	December 31,		Change
	2013	2012
Neurometric Services net income (loss)	$140,300	$(960,300)	*
 * (Not Meaningful)

The net income for our Neurometric Services business of $140,300 for the three months ended December 31, 2013 compared to the approximately $1.0 million loss for the same period in the prior year is primarily due to the approximately net $1.1 million in non-cash Other Income as described above.

Loss from Discontinued operations:

	Three months ended		Percent
	December 31,		Change
	2013	2012
Clinical Services net loss	(3,600)	(12,200)	(70)%

For our Clinical Services the net loss for the three months ended December 31, 2013 of $3,600 is a decrease of $8,600 over the same period in the prior year. As there were no ongoing operations during the 2013 period, the loss incurred was due to medical record storage fees and interest expenses on a note payable.

The decision to discontinue the Clinical Services operations was due to NTC’s persistent losses and its inability to function as a standalone entity within the foreseeable future.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of December 31, 2013, we had an accumulated deficit of approximately $56.4 million, which is similar to our accumulated deficit at September 30, 2013, at approximately $56.6 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that with our Walter Reed clinical trial, sales and marketing and general and administrative cost, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of December 31, 2013, we had approximately $663,000 in cash and cash equivalents and a working capital deficit of approximately $0.86 million compared to approximately $1,273,600 in cash and cash equivalents and a working capital deficit of approximately $2.20 million as at September 30, 2013.  The working capital deficit has improved considerably compared to the working capital deficit as of December 31, 2012, which was $13.7 million which included the $10.6 million of convertible promissory notes and interest thereon which has subsequently all been converted to equity.

Operating Capital and Capital Expenditure Requirements

Our continued operating losses and limited capital raise some doubt about our ability to continue as a going concern. We have limited ability to meet our current obligations as they become due and we are in arrears with certain of our creditors.  Because of our indebtedness, we are insolvent and need to raise additional funds and, where possible, continue to renegotiate our long-outstanding trade payables in order to continue our operations.

We need additional funds to complete our Walter Reed clinical trial and to continue our operations and will need substantial additional funds before we can increase demand for our PEER Online services. We are continuing to explore additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, given the economic conditions that currently prevail.  In addition, any additional equity funding may result in significant dilution to existing stockholders and, if we incur debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.

We expect to continue to incur operating losses in the future. Although since September 30, 2013 we have raised gross cash proceeds of $[0.49] million through the sale of restricted common stock at $0.25 per share, we anticipate that our cash on hand and cash generated through our operations will not be sufficient to fund our operations for the next 12 months. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could cause us to have to cease operations.

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

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings. From June 3, 2010 through to November 28, 2012, we raised $9.6 million through the sale of convertible note instruments with warrants in most instances. Of such amounts, an aggregate of $4.0 million was purchased by members of our Board of Directors or their affiliate entities or Officers of the Company.  All these notes have subsequently been converted to equity prior to September 30, 2013. Refer to Note 4 and Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

From February 22, 2013 through November 14, 2013, we raised approximately $3.5 million from the issuance of common stock at $0.25 per share to accredited investors pursuant to subscription agreements. Of such amount an aggregate of $725,000 was purchased by members of the Board of Directors, their affiliate entities or an officer of the Company.

Since December 31, 2013, through February 12, 2014, we raised an additional $0.73 million from the issuance of common stock at $0.25 per share to accredited investors pursuant to subscription agreements. Of such amount an aggregate of $375,000 was purchased by members of the Board of Directors and Officers of the Company.

Cash Flows

Net cash used in operating activities was $1.05 million for the three months ended December 31, 2012 compared to $0.55 million for the same period in 2012.  The increase in cash used in operations of $0.5 million was primarily due to $0.25 million used to settle a $1.5 million trade payable with cash and stock; and $0.25 million to payout accrued deferred salaries to staff and four managers, who in turn accepted stock-based compensation and forfeited current period salaries.

Net cash provided by investing activities was $0 for the three months ended December 31, 2013, and $1,400 for the same period in 2012.

Net cash proceeds from financing activities for the three months ended December 31, 2013 were primarily net proceeds of $0.47 million, raised through the sale of common stock at $0.25 per share in a private placement. For same period ended December 31, 2012, net cash proceeds from financing activities were approximately $1.37 million from the sale of our secured convertible October 2012 Notes.

Contractual Obligations and Commercial Commitments

As of December 31, 2013, our combined lease & note payable obligations are $48,700. The remaining lease obligation for our current office location at 85 Enterprise, Suite 410, Aliso Viejo, CA 92656, which expires on January 31, 2014, is $4,100.

Our remaining lease obligation on our Greenwood Village, CO, location, which was formerly occupied by our discontinued clinical services operation, expired on April 30, 2013; the outstanding balance of this lease was converted to an unsecured one year note of $50,000 bearing an interest rate of 5% per annum. The remaining principal balance outstanding is $44,600.

On November 8, 2010 we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months ending October 2014 and the monthly payment is $412. As of December 31, 2013 the remaining lease obligation is $3,700 for fiscal year 2014. Additionally, on April 24, 2013 we entered into a financial lease to acquire additional EEG equipment costing $8,900.  The term of the lease is 36 months ending May 2016 and the monthly payment is $325. As of December 31, 2013 the remaining lease obligation is $9,100: being $2,900, $3,900 and $2,300 for fiscal years 2014, 2015 and 2016 respectively.

On February 6, 2014, we signed a 24 month extension to our lease for our current location at 85 Enterprise, Suite 410, Aliso Viejo, CA 92656. The lease period started on February 1, 2014 and ends January 31, 2016. The monthly rent for months 1 through 12 is $4,349.45; the months of February 2014 and January 2015 are abated; the monthly rent for months 13 through 24 is $4,523.43.

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented.  As of September 30, 2013, we had net operating loss carryforwards for federal income tax purposes of approximately $33.1 million. If not utilized, the federal net operating loss carryforwards will begin expiring in 2031. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change”. We have not conducted a study of whether or not an ownership change has occurred. Though, it is likely that as a result of substantial sale of our securities over the last two years that our ability to utilize a significant portion of such net operating loss carryforward may be limited. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15, as of December 31, 2013, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were not effective as of December 31, 2013 for the reasons described below.

The following significant deficiency was identified, which in combination with other deficiencies, may constitute a material weakness (as defined below):

• We do not have a comprehensive and formalized accounting and procedures.

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

To the knowledge of our management, including our PEO and PFO, none of the aforementioned significant deficiencies led to a misstatement of our results of operations for the three months ended December 31, 2013, or statement of financial position as of December 31, 2013.

The Company is planning to develop a comprehensive and formal accounting and procedures manual and has identified a resource to assist with the development of such manual.

Changes in Internal Control Over Financial Reporting

Other than as stated above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.           Legal Proceedings

Please see Note 8 of our Notes to Unaudited Condensed Consolidated Financial Statements for a description of our litigation with Leonard Brandt, which disclosure is incorporated herein by reference.

Item 1A.        Risk Factors

There have been no material changes to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended September 30, 2013.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement Transactions

From August 17, 2012 through November 30, 2012, we raised $2,000,000 through the sale of senior secured convertible promissory notes (“October 2012 Notes”). Of such amount, $690,000 was purchased by members of our Board of Directors or their affiliate companies, $425,000 was purchased by Director Nominees, at that time, and $50,000 was purchased by the President and Chief Executive Officer of the Company.

Refer to Note 4. Convertible Debt and Equity Financings to the Unaudited Condensed Consolidated Financial Statements for details of the abovementioned transaction, which detail is herewith incorporated herein by reference to such note.

From February 22, 2013 through April 1, 2013, 19 accredited investors purchased an aggregate of 4,180,000 shares of common stock at a price of $0.25 per share in a private placement. The Company received gross aggregate cash proceeds of $1,045,000. Of such amount $100,000 was purchased by a member of our Board of Directors and $12,500 was purchased by the Chief Financial Officer of the Company.

From May 23, 2013, through September 12, 2013, 23 accredited investors purchased an aggregate of 8,000,000 shares of common stock, par value $0.001, at a price of $0.25 per share pursuant to a private placement. The Company received gross aggregate cash proceeds of $2,000,000. Of such amount $600,000 was purchased by members of our Board of Directors and $12,500 was purchased by the Chief Financial Officer of the Company.

From October 4, 2013, through November 14, 2013, 11 accredited investors purchased an aggregate of 1,900,000 shares of common stock, par value $0.001, at a price of $0.25 per share pursuant to a private placement. The Company received gross aggregate cash proceeds of $475,000. No Directors or Officers participated in this round.

Refer to Note 5. Stockholders’ Deficit and Note 7. Related Party Transaction to the Unaudited Condensed Consolidated Financial Statements for details of the abovementioned transaction, which detail is herewith incorporated herein by reference to such note.

From January 14, 2014 to February 12, 2014, the Company sold and issued an aggregate of 2,900,000 shares of its common stock, par value $0.001, at a per share price of $0.25, in a private placement to 15 accredited investors, for which it received gross cash proceeds to the Company of $725,000. Of such amount $300,000 was purchased by members of our Board of Directors and $75,000 was purchased by the Officers of the Company.
Refer to Note 9. Subsequent Events for details of the abovementioned transaction, which detail is herewith incorporated herein by reference to such note.

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

Item 6.           Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number	Exhibit Title

10.85	Form of Subscription Agreement (common stock), made as of October 4, 2014, by and between the Company and the investor(s) signatory thereto.
10.86	Form of Employment Compensation Forfeiture and Exchange Agreement entered into as of December 16, 2013 by and among the Company and its senior employees.
10.87	Form of Subscription Agreement (common stock), made as of January 8, 2014, by and between the Company and the investor(s) signatory thereto.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS Response, Inc.

Date: February 13, 2014		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer
(Principal Financial Officer)

