Form 10-Q
period 2014-03-31
CNS RESPONSE, INC.
filed 2014-05-15
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

As of May 14, 2014, the issuer had 100,547,230 shares of common stock, par value $0.001 per share, issued and outstanding.

CNS RESPONSE, INC.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
REVENUES
Neurometric Services	$39,300	$29,200	$84,300	$57,400

OPERATING EXPENSES
Cost of neurometric services revenues	29,400	35,600	66,900	67,000
Research	40,500	47,500	72,200	103,400
Product development	347,700	241,400	674,300	328,600
Sales and marketing	93,400	80,100	184,900	171,500
General and administrative	469,000	749,200	990,600	1,210,400

Total operating expenses	980,000	1,153,800	1,988,900	1,880,900

OPERATING LOSS	(940,700)	(1,124,600)	(1,904,600)	(1,823,500)

OTHER INCOME (EXPENSE)
Interest expense, net	(600)	(432,100)	(1,700)	(1,030,400)
Gain on extinguishment of debt	-	90,000	1,105,200	556,300
Financing fees	-	(60,900)	-	(92,700)
Offering costs	-	(2,500)	-	(2,500)
Loss on derivative liabilities	-	-	-	(97,600)
Total other expense	(600)	(405,500)	1,103,500	(666,900)
LOSS BEFORE PROVISION FOR INCOME TAXES	(941,300)	(1,530,100)	(801,100)	(2,490,400)
Provision for income taxes	1,000	-	2,600	800
LOSS FROM CONTINUING OPERATIONS	(942,300)	(1,530,100)	(803,700)	(2,491,200)
Gain (Loss) from discontinued operations	300	(1,100)	(3,300)	(13,300)
NET LOSS	$(942,000)	$(1,531,200)	$(807,000)	$(2,504,500)
BASIC NET LOSS PER SHARE
From continuing operations	$(0.01)	$(0.07)	$(0.01)	$(0.20)
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Combined Net Loss	$(0.01)	$(0.07)	$(0.01)	$(0.20)

DILUTED LOSS PER SHARE
From continuing operations	$(0.01)	$(0.07)	$(0.01)	$(0.20)
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Combined Net Loss forfeiture	$(0.01)	$(0.07)	$(0.01)	$(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	99,767,230	22,294,401	97,532,356	12,159,531
Diluted	99,767,230	22,294,401	97,532,356	12,159,531

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited As at March 31	As at September 30,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$783,800	$1,273,600
Accounts receivable (net of allowance for doubtful accounts of $5,900 and $5,900 as of March 31, 2014 and September 30, 2013 respectively)	7,100	26,600
Prepaids and other assets	100,400	63,700
Total current assets	891,300	1,363,900
Furniture and equipment, net	12,500	16,800
Other assets	20,400	21,500
TOTAL ASSETS	$924,200	$1,402,200

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable (including $36,200 and $66,700 to related parties as of March 31, 2014 and September 30, 2013 respectively)	$731,800	$2,493,200
Accrued liabilities	74,200	24,200
Accrued compensation (including $70,700 and $294,500 to related parties as of March 31, 2014 and September 30, 2013 respectively)	336,800	763,100
Grant funds	47,000	-
Current portion of capital lease	5,600	7,200
Liabilities of discontinued operation	232,300	268,500
Total current liabilities	1,427,700	3,556,200

LONG-TERM LIABILITIES
Capital lease	4,100	6,000
Total long-term liabilities	4,100	6,000
TOTAL LIABILITIES	1,431,800	3,562,200
STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; authorized 150,000,000 shares; 100,547,230 and 92,716,562 shares issued and outstanding as of March 31, 2014 and September 30, 2013 respectively	100,500	92,700
Additional paid-in capital	56,749,600	54,298,000
Accumulated deficit	(57,357,700)	(56,550,700)
Total stockholders' deficit	(507,600)	(2,160,000)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$924,200	$1,402,200

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(807,000)	$(2,504,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	3,300	13,300
Depreciation and amortization	5,400	7,100
Amortization of discount on bridge notes issued	-	637,200
Stock-based compensation	666,900	693,500
Issuance of warrants for financing services	-	30,500
Loss on derivative liability valuation	-	97,600
Extinguishment of debt	(1,105,200)	(556,300)
Non-cash interest expense	-	391,900
Changes in operating assets and liabilities
Accounts receivable	19,500	(6,000)
Prepaids and other current assets	(36,700)	(65,900)
Accounts payable and accrued liabilities	(244,700)	(34,400)
Deferred compensation	(426,300)	163,000
Deferred compensation exchange for common stock	-	(178,300)
Deferred revenue grant funds	47,000	-
Net cash used in operating activities	(1,877,800)	(1,311,300)

INVESTING ACTIVITIES
Disposal of equipment	-	1,400
Net cash provided by investing activities	-	1,400

FINANCING ACTIVITIES
Repayment of capital leases	(3,500)	(3,100)
Net proceeds from bridge notes	-	1,368,300
Proceeds from purchase of common stock	1,431,000	664,500
Net cash provided by financing activities	1,427,500	2,029,700

Net Cash Provided by (used in) Continuing Operations	(450,300)	719,800
DISCONTINUED OPERATIONS
Net cash used in operations activities	(39,500)	(10,300)
Net cash used in discontinued operations	(39,500)	(10,300)
NET (DECREASE) INCREASE IN CASH	(489,800)	709,500
Cash, beginning of period	1,273,600	7,700
Cash, end of period	783,800	717,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,700	$1,200
Income taxes	$2,600	$800
Non-cash financing activities:
Placement agent warrants issued	$44,100	$30,500
Offering costs	$-	$2,500

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2014 AND 2013

	Common Stock		Additional Paid-in	Accumulated
For the six months ended March 31, 2014	Shares	Amount	Capital	Deficit	Total
BALANCE – September 30, 2013	92,716,562	$92,700	$54,298,000	$(56,550,700)	$(2,160,000)
Stock-based compensation	-	-	666,900	-	666,900
Stock issued for private placement of shares	5,900,000	5,900	1,425,100	-	1,431,000
Stock issued in lieu of cash to creditors	1,446,380	1,400	360,100	-	361,500
Stock issued for cashless exercise of warrants	484,288	500	(500)	-	-
Net loss for the six months ended March 31, 2014	-	-	-	(807,000)	(807,000)
Balance at March 31, 2014	100,547,230	$100,500	$56,749,600	$(57,357,700)	$(507,600)

	Common Stock		Additional Paid-in	Accumulated
For the six months ended March 31, 2013	Shares	Amount	Capital	Deficit	Total
BALANCE – September 30, 2012	1,914,175	$1,900	$32,566,700	$(45,643,300)	$(13,074,700)
Stock-based compensation	-	-	693,500	-	693,500
Stock issued for officers’ salaries	165,790	200	7,700	-	7,900
Stock issued for note conversion exercised	24,957,503	25,000	2,553,000	-	2,578,000
Stock issued for purchase of common stock	2,780,000	2,700	722,600	-	725,300
Net loss for the six months ended March 31, 2013	-	-	-	(2,504,500)	(2,504,500)
Balance at March 31, 2013	29,817,468	$29,800	$36,543,500	$(48,147,800)	$(11,574,500)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

In addition, the Company had acquired the Neuro-Therapy Clinic, Inc. (“NTC”) on January 15, 2008, which provided behavioral health care services.  However, due to NTC’s inability to operate as a stand-alone entity, it was decided to discontinue its operation effective September 30, 2012, so that the Company could focus its limited cash and resources on the clinical trial at Walter Reed. NTC is accounted for as a discontinued operation (Refer to Note 3. Discontinued Operations).

On May 23, 2013, the Company held its 2013 annual meeting of stockholders (the “2013 Annual Meeting”), the holders of the Company’s common stock voted to elect each of the following directors to serve until the next annual meeting and until his successor is elected and qualified: Thomas Tierney, John Pappajohn, Walter Schindler, Zachary McAdoo, Richard Turner, Andrew Sassine and Robert Follman.

At the 2013 Annual Meeting the shareholders also approved the following proposals:

•	To amend the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”) in order to increase the number of shares of common stock, par value $0.001 per share, authorized for issuance under the Charter from 100,000,000 to 150,000,000 .
•	To amend the Company’s Charter in order to create one or more new series of preferred stock, par value $0.001 per share, and authorize 15,000,000 shares of such preferred stock for issuance.
•	To adopt the Company’s 2012 Omnibus Incentive Compensation Plan, as amended, to award grants of up to an aggregate of 15,000,000 shares of common stock.
•	To consider and provide an advisory (non-binding) vote to approve the compensation of the Company’s named executive officers as described in the proxy statement (the “Say-on-Pay Vote”) and to consider the frequency of holding the Say-on-Pay Vote (with shareholders approving a three year cycle).

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

Between October 4, 2013 and February 14, 2014, the Company issued an aggregate of 5,900,000 shares of its common stock, par value $0.001 per share at a per share price of $0.25, in a private placement to an aggregate of 29 accredited investors. The gross proceeds to the Company were $1,475,000.

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

Basis of Presentation

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries CNS California and NTC. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2014 and our operating results, cash flows, and changes in stockholders’ deficit for the interim periods presented. The September 30, 2013 balance sheet was derived from our audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended September 30, 2013 which are included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on December 23, 2013.

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

The results of operations for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2014.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of CNS Response, Inc., an inactive parent company, and its wholly owned subsidiaries CNS California and NTC.  All significant intercompany transactions have been eliminated in consolidation. NTC is accounted for as a discontinued operation (Refer to Note 3.Discontinued Operations Transactions).

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed federally insured limit of $250,000.  At March 31, 2014 cash exceeded the federally insured limit by $533,800.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

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

Effective November 28, 2012 the Company, together with the majority of the note holders of each of the October 2010 Notes, the January 2011 Notes, the October 2011 Notes and the February 2011 Note (see Note 4 below) agreed to amend all the Notes, pursuant to the terms of the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement, dated as of October 24, 2012. Consequently, all of such notes were amended to (a) extend the maturity date to October 1, 2013; (b) set the conversion price at $1.00, subject to adjustment as provided in the notes and (c) remove full-ratchet anti-dilution protection. In addition, the holders forfeited the warrants they received in connection with the issuance of the notes, and consented to the 2012 Bridge Financing, the issuance of the October 2012 Notes and to the subordination of their notes to these October 2012 Notes. Both the convertible notes and warrants had contained ratchet provisions, which under ASC 815 required bifurcation of the conversion feature and warrants for derivative liability treatment. With the warrants forfeited, the ratchet in the notes eliminated and the maturity date extended, only the interest rate on all the notes remained unchanged at 9 % per annum. Using the Black Scholes model, we valued each tranche of the Notes as of November 28, 2012 and compared that value with the value of these notes on the prior day with their original maturity dates.  The difference of the two valuation calculations of $466,300 was booked to Other Expenses as a gain on extinguishment of debt.

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

For the six months ending March 31, 2014, the Company had no derivative liabilities or change in fair valuation thereon. For the six months ending March 31, 2013 the Company recognized a loss of $97,600 on the change in fair value of derivative liabilities.  As at March 31, 2014, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection.

Furniture and Equipment

  Fixed assets, which are recorded at cost, consist of office furniture and equipment and are depreciated over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be from 3 to 5 years.  Depreciation for the six months ended March 31, 2014 and 2013 was $4,300 and $6,000 respectively.  Accumulated depreciation at March 31, 2014 and 2013 was $65,200 and $56,100 respectively.

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

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) (“ASC 350-30”), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the six months ended March 31, 2014 and 2013.

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

Accounts Payable

This consists of trade payables of which $409,700 is for legal services.

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

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the six months ended March 31, 2014 we incurred $10,000 in advertising expense, we had no advertising expense for the six months ended March 31, 2013.

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

Comprehensive Income (Loss)

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income) (“ASC 220-10”), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the six months ended March 31, 2014 and 2013.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in this ASU are effective for the first quarter of 2015 for public organizations with calendar year ends. The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

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

Summary Financial Data of Discontinued Operations:

Revenues, income before income taxes and net loss of NTC which are included in discontinued operations are as follows:

	Three Months ended March 31,
	2014	2013
Neuro-Therapy Clinic
Revenues	$-	$-
Expenses	(300)	1,100
Operating Gain (Loss) before taxes	$300	$(1,100)
Taxes	-	-
Net Gain (Loss)	$300	$(1,100)

	Six Months ended March 31,
	2014	2013
Neuro-Therapy Clinic
Revenues	$-	$-
Expenses	3,300	13,300
Operating Loss before taxes	$(3,300)	$(13,300)
Taxes	-	-
Net Loss	$(3,300)	$(13,300)

The assets and liabilities of NTC are as follows:

	As at March 31,	(Audited) As at September 30,
	2014	2013
ASSETS:
Cash	$-	$-
Account Receivable	-	-
Prepaid Expenses	-	-
Security Deposit	-	-
Assets of Discontinued Operations	$-	$-

LIABILITIES:
Accounts Payable	$88,500	$88,500
Accrued Payroll Liabilities	110,200	130,000
Note Payable (see Note 8)	33,600	50,000
Liabilities of Discontinued Operations	$232,300	$268,500

4.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

During 2010, 2011 and 2012 we entered into five private placement financings of convertible debt. Effective September 30, 2013, all convertible debt, and interest thereon, had been converted into 76,448,279 shares of common stock. As of October 1, 2012 the combined outstanding balance of all the below mentioned convertible debt was $8,012,000 with debt discount balance of $824,400. During the six months ended March 31, 2014 and 2013, the Company amortized $0 and $637,200 of the debt discount respectively.

The five tranches of private placements are summarized below.

1)          The October 2010 Notes: These were approved by the Company’s Board on September 26, 2010, for the issuance of approximately $3 million in secured convertible promissory notes, bearing interest at 9 % per annum, to be issued by January 31, 2011, and included the exchange of bridge notes, with accrued interest, issued, to two directors. The October 2010 Notes in the aggregate principal amount of $3,023,900 and warrants to purchase 503,998 (ratchet and reverse split adjusted) shares of common stock were issued by November 12, 2010. Subsequently, the warrants that were issued with this transaction were forfeited pursuant to the Amended & Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012 which also amended the conversion price of the notes to $1 per share. A $250,000 note plus $53,300 of interest thereon which was held by SAIL Venture Partners was converted on January 31, 2013, into 303,313 shares of common stock at $1 per share. The remaining $2,773,900 notes plus $712,000 of interest thereon were converted into 13,943,539 shares of common stock pursuant to the offer letter to convert and the Omnibus Note Amendment Agreement which was fully executed on August 12, 2013, when all remaining holders of $1 convertible debt agreed to convert their notes and interest into shares of common stock at $0.25 per share. The combined conversions of the October 2010 Notes of $3,023,900 of principal plus $765,259 of interest converted into 14,246,852 shares.

As of March 31, 2014 and September 30, 2013 no October 2010 Notes were outstanding. During the six months ended March 31, 2014 and 2013, the Company amortized $0 and $0 of the debt discount respectively.

2)          The January 2011 Notes: On November 23, 2010, the Company’s Board approved an approximate aggregate offering amount of $5 million in subordinated convertible promissory notes, bearing interest at 9 % per annum, to be issued by July 31, 2011. From January 20, 2011 through April 25, 2011, the Company issued January 2011 Notes in an aggregate principal amount of $2,500,000 and warrants to purchase 416,674 (ratchet and reverse split adjusted) shares of common stock. Subsequently, the warrants that were issued with this transaction were forfeited pursuant to the Amended & Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012 which also amended the conversion price of the notes to $1 per share. Six notes in the aggregate amount of $1,000,000 plus $166,500 of interest thereon, which were held by various SAIL entities were converted on January 31, 2013 into 1,166,503 shares of common stock at $1 per share. The remaining $1,500,000 notes plus $334,100 of interest thereon were converted into 7,336,500 shares of common stock pursuant to the offer letter to convert and the Omnibus Note Amendment Agreement which was fully executed on August 12, 2013, when all remaining holders of $1 convertible debt agreed to convert their notes and interest into shares of common stock at $0.25 per share. The combined conversions of the January 2011 Notes of $2,500,000 of principal plus $500,600 of interest converted into 8,503,003 shares.

As of March 31, 2014 and September 30, 2013 no January 2011 Notes were outstanding. During the six months March 31, 2014 and 2013, the Company amortized $0 and $0 of the debt discount respectively.

3)          The October 2011 Notes: On September 30, 2011, the Company’s Board approved an approximate aggregate offering amount of $2 million in subordinated convertible promissory notes, bearing interest at 9 % per annum, to be issued by April 1, 2012. From October 18, 2011 through January 31, 2012, the Company issued October 2011 Notes in an aggregate principal amount of $2,000,000 and warrants to purchase 666,673 (ratchet and reverse split adjusted) shares of common stock. Subsequently, the warrants that were issued with this transaction were forfeited pursuant to the Amended & Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012 which also amended the conversion price of the notes to $1 per share. The $2,000,000 notes plus $301,400 of interest thereon were converted into 9,205,680 shares of common stock pursuant to the offer letter to convert and the Omnibus Note Amendment Agreement which was fully executed on August 12, 2013, when all holders of $1 convertible debt agreed to convert their notes and interest into shares of common stock at $0.25 per share.

As of March 31, 2014 and September 30, 2013 no October 2011 Notes were outstanding. During the six months ended March 31, 2014 and 2013, the Company amortized $0 and $277,100 of the debt discount respectively.

4)          The February 2012 Note: On February 29, 2012, the Company raised $90,000 through the sale of a subordinated unsecured February 2011 Note, bearing interest at 9 % per annum, and warrant to purchase 30,000 (ratchet and reverse split adjusted) shares of common stock. Subsequently, the warrant that was issued with this transaction was forfeited pursuant to the Amended & Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012, which also amended the conversion price of the note to $1 per share. The $90,000 note plus $11,900 of interest thereon was converted into 407,700 shares of common stock pursuant to the offer letter to convert and the Omnibus Note Amendment Agreement which was fully executed on August 12, 2013, when all holders of $1 convertible debt agreed to convert their notes and interest into shares of common stock at $0.25 per share.

As of March 31, 2014 and September 30, 2013 no February 2012 Notes were outstanding. During the six months ended March 31, 2014 and 2013, the Company amortized $0 and $15,000 of the debt discount respectively.

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

As of March 31, 2014 and September 30, 2013, no October 2012 Notes were outstanding. During the six months ended March 31, 2014 and 2013, the Company amortized $0 and $345,100 of the debt discount respectively.

According to ASC 470-20-55, when a convertible debt instrument is converted to equity pursuant to an inducement offer, the debtor recognizes an expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. The fair value of the securities or other consideration is measured as of the date the inducement offer is accepted by the convertible debt holder. In order to induce the holders of the October 2010 Notes, the January 2011 Notes, the October 2011 Notes and the February 2011 Note for which the original conversion terms were at $1 per share of common stock, the Board approved a 60-day period whereby the holders of these $1 notes could convert their notes at $0.25 per share of common stock, provided that 100 % of these note holders agreed to convert. Effective August 12, 2013, all $1 note holders agreed to convert $7,723,300 of debt and interest thereon into 30,893,419 shares of common stock at $0.25 per share. Consequently, the fair value of three of the four shares converted per $1.00 in this transaction were determined to be an inducement to convert and were valued at an aggregate amount of $5,792,500; this amount was expensed as an Inducement to Convert on August 12, 2013.

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

As of March 31, 2014, the Company is authorized to issue 165,000,000 shares of stock of which 150,000,000 are common stock at par value of $0.001 per share; the remaining 15,000,000 shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board of Directors are expressly authorized to provide, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

As of March 31, 2014, 100,547,230 shares of common stock were issued and outstanding and no shares of preferred stock were issued or outstanding.

As of March 31, 2014, CNS California is authorized to issue 100,000,000 no par value shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of March 31, 2014, Colorado CNS Response, Inc. is authorized to issue 1,000,000 no par value shares of common stock.

As of March 31, 2014, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue 10,000 no par value shares of common stock.

 On September 19, 2012, the BluMont Capital Corp. ITF Northern Rivers Innovation RSP Fund converted $1,900 on principal and interest of their $50,000 August 2012 Note to 40,000 shares of common stock at a conversion price of $0.04718 per share.

As a condition of the November 28, 2012 closing of the 2012 Bridge Financing, the Company also entered into Employment Compensation Forfeiture and Exchange Agreements (“Forfeiture and Exchange Agreements”) with three of its executive officers, George Carpenter, Paul Buck and Michael Darkoch. Pursuant to these agreements, the executives agreed to waive receipt of and release the Company from the payment of 50 % of their salaries accrued from August 31, 2010 to September 30, 2012 (amount waived was $56,250 for George Carpenter, $66,083 for Paul Buck and $43,333 for Michael Darkoch), in consideration for which the Company agreed to issue to such executives a certain number of shares of its common stock (56,250 for George Carpenter, 66,083 for Paul Buck and 43,333 for Michael Darkoch). Any remaining accrued salary remains outstanding and shall be paid (i) from time to time at the discretion of the Board of Directors to the extent the Board of Directors determines that such payment will not jeopardize the ability of the Company to continue as a going concern; or (ii) upon the closing of any single financing transaction (including a single financing transaction that contemplates multiple closings) in which the Company receives proceeds of $5 million or more. Additionally, where applicable, the executives agreed to waive receipt of and release the Company from the payment of any previously approved bonus award. Under the agreements, the Company agreed to indemnify the executives for all federal and state income tax payable and actually paid by the executive related directly to the receipt of the common stock, the per share value of which was not expected to be more than the conversion price of the October 2012 Notes which was $0.04718 per share.

From January 18, 2013 through September 30, 2013 the $1,998,200 of October 2012 Note holders converted all their debt and interest thereon into 44,085,044 shares of common stock, par value $0.001, at a conversion price of $0.04718 per share. (Refer to Note 6. Related Party Transactions)

On January 31, 2013, the SAIL Capital Partners converted all their notes convertible at $1.00 in the aggregate principal amount of $1,250,000 and $219,800 of interest thereon into 1,469,816 shares of common stock. Of these conversions $250,000 was an October 2010 Note together with interest of $53,300 converted into 303,313 shares of common stock at a conversion price of $1.00 per share. $1,000,000 in aggregate were six January 2011 Notes together with interest of $166,500 which converted into 1,166,503 shares of common stock at a conversion price of $1.00.

From February 22, 2013 through April 1, 2013, 19 accredited investors purchased an aggregate of 4,180,000 shares of common stock at a price of $0.25 per share in a private placement. The Company received gross aggregate cash proceeds of $1,045,000. (Refer to Note 6. Related Party Transactions)

On March 26, 2013 the Board resolved to amend the Company’s Charter in order to:

1)	increase the number of shares of common stock authorized for issuance under the Charter from 100,000,000 to 150,000,000 ; and
2)	create one or more series of preferred stock, par value $0.001 per share, and authorize 15,000,000 shares of such preferred stock for issuance.

This amendment to the Charter was approved by more than 80% of the shareholders eligible to vote at the annual meeting of shareholders which was held on May 23, 2013.

From May 23, 2013, through September 12, 2013, 23 accredited investors purchased an aggregate of 8,000,000 shares of common stock, par value $0.001, at a price of $0.25 per share pursuant to a private placement. The Company received gross aggregate cash proceeds of $2,000,000. (Refer to Note 6. Related Party Transactions)

On August 12, 2013, pursuant to an offer to all holders of debt convertible into common stock at $1.00 per share, all holders agreed to convert $7,723,300 of convertible debt, which included $1,359,400 interest thereon, into 30,893,419 shares of common stock, par value $0.001 per share, at a per share price of $0.25 . (Refer to Note 6. Related Party Transactions)

Below is a summary of all promissory notes conversions:

Conversion of Notes	Shares of Common Stock	Conversion Date	Conversion Price	Principal Amount	Interest	Total
Fiscal Year 2012
October 2012 Notes: Unsecured convertible notes	40,000	09/19/12	$0.04718	$1,800	$100	$1,900

Fiscal Year 2013
October 2010 Notes: Senior	303,313	01/31/13	$1.00	$250,000	$53,300	$303,300
subordinated convertible notes	13,943,539	08/12/13	$0.25	2,773,900	712,000	3,485,900
Total October 2010 Notes:	14,246,852			$3,023,900	$765,300	$3,789,200

January 2011 Notes:	1,166,503	01/31/13	$1.00	$1,000,000	$166,500	$1,166,500
Subordinated convertible notes	7,336,500	08/12/13	$0.25	1,500,000	334,100	1,834,100
Total January 2011 Notes:	8,503,003			$2,500,000	$500,600	$3,000,600

October 2011 Notes: Subordinated convertible notes	9,205,680	08/12/13	$0.25	$2,000,000	$301,400	$2,301,400

February 2012 Notes: Unsecured convertible note	407,700	08/12/13	$0.25	$90,000	$11,900	$101,900

October 2012 Notes: Unsecured convertible notes	44,085,044	01/18/13 through 09/30/13	$0.04718	$1,998,200	$81,800	$2,080,000
Total of Notes Converted in Fiscal 2013	76,448,279			$9,612,100	$1,661,000	$11,273,100
Total of Notes Converted	76,488,279			$9,613,900	$1,661,100	$11,275,000

From August 30, 2013, through September 30, 2013, pursuant to a subscription agreement, 10 vendors converted an aggregate $502,100 of trade payables into 2,008,318 shares of common stock, par value $0.001, at a price for $0.25 per share. (Refer to Note 6. Related Party Transactions)

From October 4, 2013, through February 14, 2014, 29 accredited investors purchased an aggregate of 5,900,000 shares of common stock, par value $0.001, at a price of $0.25 per share pursuant to private placements. The Company received gross aggregate cash proceeds of $1,475,000. (Refer to Note 6. Related Party Transactions)

Between November 11, 2013 and December 20, 2013, the Company issued an aggregate of 1,446,380 shares of its common stock, par value $0.001 per share, as full and complete settlement of trade payables totaling an aggregate $1,466,800 owed to two creditors who are also accredited investors.

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

As of March 31, 2014, 70,825 options were exercised and there were 501,924 options and 6,132 restricted shares outstanding under the amended 2006 Plan leaving 87,786 shares which will not be issued as the 2006 Plan is frozen. 11,490,575 options are issued and outstanding under the 2012 Plan, of which none have been exercised and 3,509,425 remain available for issuance subject to shareholder approval of the 2012 Plan.

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three months and six months ended March 31, 2014 and 2013 is as follows:

	For the three months ended March 31,
	2014	2013
Cost of Neurometric Services revenues	$2,200	$2,700
Research	21,200	24,900
Product Development	67,000	30,000
Sales and marketing	24,700	44,700
General and administrative	187,900	235,700
Total	$303,000	$338,000

	For the six months ended March 31,
	2014	2013
Cost of Neurometric Services revenues	$5,100	$5,200
Research	46,900	48,900
Product Development	138,100	49,000
Sales and marketing	51,000	99,100
General and administrative	425,800	491,300
Total	$666,900	$693,500

Total unrecognized compensation as of March 31, 2014 amounted to $612,100.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2013	9,749,594	$1.00
Granted	2,300,000	0.25
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2013	12,049,594	$0.86
Granted	-	-
Exercised	-	-
Forfeited	(57,095)	0.13
Outstanding at March 31, 2014	11,992,499	$0.86

Following is a summary of the status of options outstanding at March 31, 2014:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.04718	8,920,300	10 years	$0.04718
$0.25	2,527,605	10 years	$0.25
$3.00	42,670	10 years	$3.00
$3.60	28,648	10 years	$3.60
$3.96	32,928	10 years	$3.96
$9.00	4,525	10 years	$9.00
$12.00	28,535	10 years	$12.00
$14.10	10,000	10 years	$14.10
$15.30	1,373	10 years	$15.30
$16.50	262,441	10 years	$16.50
$17.70	953	10 years	$17.70
$24.00	4,667	10 years	$24.00
$26.70	32,297	10 years	$26.70
$28.80	11,767	10 years	$28.80
$32.70	83,790	10 years	$32.70
Total	11,992,499		$0.86

On June 3, 2011, we entered into agreements with the majority of our 2006 Plan option holders pursuant to which holders of options to purchase an aggregate of 439,689 shares of our common stock, at exercise prices ranging from $3.60 per share to $32.70 per share, have agreed to amend their options to permit exercise only in cash and to limit the period during which the options may be exercised post-termination to 90 days (for employees) and twelve months (for consultants).

We have agreed to freeze any further grants or exercises of securities under the 2006 Plan and adopt the 2012 Stock Incentive Plan, which was approved by our stockholders, at a meeting of stockholders held on May 23, 2013.

Warrants to Purchase Common Stock

The warrant activity for the period starting October 1, 2012, through March 31, 2014 are described as follows:

Warrants	Exercise Price $	Issued, Surrendered or Expired in Connection With:
2,164,440		Warrants outstanding at September 30, 2012

(1,617,345)	3.00	Warrants forfeited pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012
127,173	0.04718	Warrants issued to Monarch Capital who acted as placement agents in raising $60,000 from one investor who purchased October 2012 Notes pursuant to the 2012 Bridge Note October Purchase Agreement described in Note 4.
519,288	0.04718	Warrants issued to Tony Pullen who acted as placement agents in raising $350,000 from three investors who purchased October 2012 Notes pursuant to the 2012 Bridge Note October Purchase Agreement described in Note 4.
100,000	0.25	Warrants issued to D&D Securities Inc. is connection with the Company’s private offering to select accredited investors of shares of restricted common stock, par value $0.001 per share, in a private placement agreement dated February 20, 2013.
204,000	0.275	Warrants issued to Monarch Capital who acted as placement agents in raising $510,000 from sixteen accredited investors who purchased restricted common stock, par value $0.001 per share, in a private placement agreement dated February 20, 2013 and May 23, 2013.
1,497,556	3.03	Warrants outstanding at September 30, 2013
30,000	0.275	Warrants issued to Monarch Capital who acted as placement agents in raising $75,000 from five accredited investors who purchased common stock, par value $0.001 per share, in a private placement agreement dated October 2, 2013.
1,527,556	2.98	Warrants outstanding at December 31, 2013
90,000	0.275	Warrants issued to Monarch Capital who acted as placement agents in raising $225,000 from six accredited investors who purchased restricted common stock, par value $0.001 per share, in a private placement agreement dated January 8, 2014.
32,200	0.25	Warrants issued to D&D Securities Inc. who acted as placement agents in raising $115,000 from three accredited investors who purchased restricted common stock, par value $0.001 per share, in a private placement agreement dated January 8, 2014.
(519,288)	0.04718	Warrants exercised as of January 29, 2013
1,130,468	$4.03	Warrants outstanding at March 31, 2014

As of March 31, 2014, there were warrants outstanding to purchase 1,130,468 shares of the Company’s common stock. The exercise prices of the outstanding warrants range from $0.04718 to $9.90 with a weighted average exercise price of $4.03. The warrants expire at various times starting 2014 through 2019.

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

On October 25, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to Extuple Limited Partnership (“Extuple”), an accredited investor, of which Philip Deck is the managing partner. Extuple is a greater than 5 % beneficial owner of the Company. On June 14, 2013, Extuple converted $50,000 of their October 2012 Note and interest thereon to into 1,121,237 shares of common stock at a conversion price $0.04718 per share. On September 30, 2013, Extuple converted the remaining $150,000 of their October 2012 Note and interest thereon into 3,449,555 shares of common stock at a conversion price $0.04718 per share.

On October 26, 2012 we issued three October 2012 Notes for the aggregate amount of $90,000 in exchange for cash to the following SAIL entities:- SAIL 2010 Co-Investment Partners, LP, $20,000 ; SAIL 2011 Co-Investment Partners, LP, $20,000 ; SAIL Venture Partners II, LP $50,000 ..

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

On July 22, August 30 and September 9 of 2013 the Tierney Family Trust, of which Mr. Tierney, our Chairman of the Board, is a trustee, purchased an aggregate of 1,200,000 shares of common stock at a price of $0.25 per share pursuant to a Private Placement Offering Memorandum dated May 23, 2013. The Company received gross aggregate cash proceeds of $300,000.

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

On September 25, 2013, the Board of Directors approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates (“DCA”) which is an entity operated by the spouse of George Carpenter, our Chief Executive Officer. For the ten-month period through March 31, 2014, we have paid $100,000 to DCA.

On September 12, 2013, SAIL Venture Management, LLC (“SAIL VM”) an entity managed by our Director, Walter Schindler, entered into a subscription agreement to settle a debt with common stock at $0.25 per share. $45,500 was owed by the Company for expenses paid on its behalf by SAIL VM. SAIL VM was issued 181,974 shares of common stock to settle the debt.

On January 13 and February 12, 2014, the Tierney Family Trust, of which Mr. Tierney our Chairman of the Board is a trustee, invested $200,000 for 800,000 shares of common stock at a price of $0.25 per share pursuant to a Private Placement Offering Memorandum dated January 8, 2014. The Company received gross cash proceeds of $200,000.

On January 17 and February 14, 2014, the Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (the “Follman Trust”), of which Mr. Follman our Director, is a trustee, purchased an aggregate of 800,000 shares of common stock at a price of $0.25 per share pursuant to a Private Placement Offering Memorandum dated January 8, 2014. The Company received gross aggregate cash proceeds of $200,000.

On January 28, 2014, George Carpenter, our Chief Executive Officer of the Company, and his wife Jill Carpenter, invested $50,000 for 200,000 shares of common stock at $0.25 per share pursuant to a Private Placement Offering Memorandum dated January 8, 2014. The Company received gross cash proceeds of $50,000.

On February 12, 2014, Paul Buck our Chief Financial Officer of the Company, invested $25,000 for 100,000 shares of common stock at $0.25 per share pursuant to a Private Placement Offering Memorandum dated January 8, 2014. The Company received gross cash proceeds of $25,000.

7.	LOSS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the three months and six months ended March 31, 2014 and 2013, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,
	2014	2013
Net Loss for computation of basic net loss per share:
From continuing operations	$(942,300)	$(1,530,100)
From discontinued operations	$300	$(1,100)
Net loss	$(942,000)	$(1,531,200)
Basic net loss per share:
From continuing operations	$(0.01)	$(0.07)
From discontinued operations	$(0.00)	$(0.00)
Basic net loss per share	$(0.01)	$(0.07)
Net Loss for computation of dilutive net loss per share:
From continuing operations	$(942,300)	$(1,530,100)
From discontinued operations	$300	$(1,100)
Net loss	$(942,000)	$(1,531,200)
Diluted net loss per share:
From continuing operations	$(0.01)	$(0.07)
From discontinued operations	$(0.00)	$(0.00)
Basic net loss per share	$(0.01)	$(0.07)

Basic weighted average shares outstanding	99,767,230	22,294,401
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	99,767,230	22,294,401

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	-	34,655,501
Warrants	1,222,097	762,582
Options	12,049,594	8,326,261

A summary of the net loss and shares used to compute the loss per share for the six months ended March 31, 2014 and 2013 are as follows:

	Six months ended March 31,
	2014	2013
Net Loss for computation of basic net loss per share:
From continuing operations	$(803,700)	$(2,491,200)
From discontinued operations	$(3,300)	$(13,300)
Net loss	$(807,000)	$(2,504,500)
Basic net loss per share:
From continuing operations	$(0.01)	$(0.20)
From discontinued operations	$(0.00)	$(0.00)
Basic net loss per share	$(0.01)	$(0.20)
Net Loss for computation of dilutive net loss per share:
From continuing operations	$(803,700)	$(2,491,200)
From discontinued operations	$(3,300)	$(13,300)
Net loss	$(807,000)	$(2,504,500)
Diluted net loss per share:
From continuing operations	$(0.01)	$(0.20)
From discontinued operations	$(0.00)	$(0.00)
Basic net loss per share	$(0.01)	$(0.20)

Basic weighted average shares outstanding	97,532,356	12,159,531
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	97,532,356	12,159,531

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	-	37,542,992
Warrants	1,630,016	924,396
Options	11,666,261	6,211,145

8.	COMMITMENTS AND CONTINGENT LIABILITIES

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

Discovery is ongoing and the Company continues to aggressively defend the action. A trial date had originally been set for May 2014; however, plaintiff’s counsel requested a continuance until August 2014 to which we have agreed. The Company believes the third amended complaint, like the prior complaints, is without merit. The Company has not accrued any amounts related to this matter. The action is captioned Leonard J. Brandt and Brandt Ventures, GP v. CNS Response, Inc., Sail Venture Partners and David Jones, case no. 30-2011-00465655-CU-WT-CJC.

The Company has expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  The Company does not know whether Mr. Brandt will institute additional claims against the Company and the defense of any such claims could involve the expenditure of additional resources by the Company.

Lease Commitments

On December 30, 2009, the Company entered a three year lease, commencing February 1, 2010 and terminating on January 31, 2013 for its current Headquarters and Neurometric Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  On February 6, 2014, we signed a 24 month extension to our lease for our current location. The lease period starts on February 1, 2014 and ends January 31, 2016. The monthly rent for months 1 through 12 is $4,349; the months of February 2014 and January 2015 are abated; the monthly rent for months 14 through 24 is $4,523.

The Company leased space for its Clinical Services, our discontinued operation, under an operating lease.  The original lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility had an average cost for the lease term of $5,100 per month. These premises were vacated on September 30, 2012 and the Company fully accrued the remaining outstanding balance of the lease through April 30, 2013, which had remained outstanding. As a key term in the lease extension, the landlord had required that CNS Response, rather than NTC, bear the financial responsibility for this lease. We negotiated a settlement with the landlord to structure the payoff of the lease with a promissory note of $50,000 bearing interest at 5 % per annum with 13 payments over 12 months. The first six payments are at $2,000 per month and the subsequent 6 payments at $5,685 per month with a final payment of $5,685 due on September 30, 2014. The remaining promissory note obligation amount is $33,600.

The Company incurred rent expense from continuing operations of $12,300 and $11,900 for the three months ended March 31, 2014 and 2013, respectively. And $20,600 and $22,800 for the six months ended March 31, 2014 and 2013, respectively.

On November 8, 2010 we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months ending October 2014 and the monthly payment is $412. As of March 31, 2014 the remaining lease obligation is $2,800 for fiscal year 2014.

On April 24, 2013 we entered into a financial lease to acquire additional EEG equipment costing $8,900.  The term of the lease is 36 months ending May 2016 and the monthly payment is $325. As of March 31, 2014 the remaining lease obligation is $6,900: being $700, $3,900 and $2,300 for fiscal years 2014, 2015 and 2016 respectively.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3-5 years	More than 5 years

Capital Lease Obligations	$9,700	$5,600	$4,100	-	-
Operating Lease Obligations	93,400	26,100	67,300	-	-
Note Payable, discontinued operation’s	33,600	33,600	-
Total	$136,700	$65,300	$71,400	-	-

9.	SUBSEQUENT EVENTS

Events subsequent to March 31, 2014 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading. The following events occurred since March 31, 2014.

At the 2014 annual meeting of stockholders of the Company, held on May 13, 2014 (the “2014 Annual Meeting”), the holders of 65% or 65,377,238 of the Company’s 100,547,230 shares of common stock issued and outstanding as of the record date of April 4, 2014, voted to elect each of the following directors to serve until the next annual meeting and until his successor is elected and qualified:

Director	Votes For	Votes Withheld	Broker Non-Votes
Thomas Tierney	61,401,842	55,698	3,919,698
Walter Schindler	50,769,446	10,688,094	3,919,698
Zachary McAdoo	61,401,841	55,699	3,919,698
Richard Turner	61,401,841	55,699	3,919,698
John Pappajohn	61,248,930	208,610	3,919,698
Andrew Sassine	61,401,841	55,699	3,919,698
Robert Follman	61,401,842	55,698	3,919,698

At the 2014 Annual Meeting, the Company’s stockholders also voted on the following proposals:

Proposal	For	Against	Abstain	Broker Non-Votes
To amend the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”) in order to increase the number of shares of common stock, par value $0.001 per share, authorized for issuance under the Charter from 150,000,000 to 180,000,000	64,002,225	1,375,013	-	-

To ratify the selection by the Audit Committee of the Company’s Board of Directors of Anton & Chia, LLP as the Company’s independent registered accounting firm for the fiscal year ending September 30, 2014	64,743,380	625,988	7,870	Not applicable

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

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc.(“CNS,” “we,” “us,” “our,” or the “Company”) for the three and six months ended March 31, 2014 and 2013.  Except for historical information, the matters discussed in this management's discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Overview

We are a clinical decision support company with a patented commercial neurometric platform to predict drug response for treatment of brain disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder (“PTSD”).  We have commenced a reimbursed 2,000 patient trial at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital (“Fort Belvoir”) focused on patients with depression, PTSD and mild traumatic brain injury (“mTBI”) in order to support clinical decisions in the treatment of depression and related disorders.  We are being reimbursed by Walter Reed at study-specific rate which includes a prorated element for study expenses for each Psychiatric Electroencephalographic Evaluation Registry (“PEER”) Outcome report rendered in the study.

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

Since our inception, we have generated significant net losses. As of March 31, 2014, we had an accumulated deficit of approximately $57.4 million; and as of March 31, 2013, our accumulated deficit was approximately $48.1 million. We had net loss of $807,000 for the six months ended March 31, 2014, versus a net loss of $2,504,500 for the six months ended March 31, 2013. The net loss for the six months ended March 31, 2014, was primarily operating expenses and expenses associated with our military clinical trial. The reduction in the net loss for the six months ended March 31, 2014 compared to the same period in the prior year was due to other income of $1.1 million, primarily the gain on extinguishment of debt as opposed to other expenses of $0.7 in the same period in the prior year.

Assuming we are able to continue our operations, we expect our net losses to continue for the next eighteen to twenty-four months. We anticipate that a substantial portion of any capital resources and efforts would be focused on our clinical trial being conducted at Walter Reed and Fort Belvoir, followed by the scale-up of our commercial organization, further research, product development and other general corporate purposes, including the payment of legal fees incurred as a result of our litigation. We anticipate that future research and development projects would be funded by grants or third-party sponsorship, along with funding by the Company.

As of March 31, 2014, our current liabilities of approximately $1.43 million exceeded our current assets of approximately $0.89 million by approximately $0.54 million.  During fiscal year 2013 we were successful in converting all $9.6 million of our convertible debt, and interest of $1.7 million thereon, to equity: we also negotiated settlements with stock in lieu of cash with ten of our trade creditors to settle $0.5 million owed to them. During the three months ended December 31, 2013, we had further negotiated settlements with two of our largest trade creditors whereby we settled $1.46 million of debt with approximately 1.45 million shares of common stock. These actions have significantly reduced our working capital deficit by $11.07 million from $11.60 million at March 31, 2013 to $0.54 million as of March 31 2014.

  Between October 4, 2013 and February 14, 2014, we have raised an additional $1,475,000 in a private placement of common stock at $0.25 per share, from 29 accredited investors who purchased an aggregate of 5,900,000 shares of common stock.

We will still need to raise additional funds in the May/June timeframe to complete our clinical trial at Walter Reed, Fort Belvoir and other military and VA locations. Furthermore, additional funding will be required before we can significantly increase the demand for our PEER Online services.

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

Recent Developments

2014 Annual Meeting of Stockholders

At the 2014 annual meeting of stockholders of the Company, held on May 13, 2014 (the “2014 Annual Meeting”), the holders of 65% or 65,377,238 of the Company’s 100,547,230 shares of common stock issued and outstanding as of the record date of April 4, 2014, voted to elect each of the following directors to serve until the next annual meeting and until his successor is elected and qualified:

Director	Votes For	Votes Withheld	Broker Non-Votes
Thomas Tierney	61,401,842	55,698	3,919,698
Walter Schindler	50,769,446	10,688,094	3,919,698
Zachary McAdoo	61,401,841	55,699	3,919,698
Richard Turner	61,401,841	55,699	3,919,698
John Pappajohn	61,248,930	208,610	3,919,698
Andrew Sassine	61,401,841	55,699	3,919,698
Robert Follman	61,401,842	55,698	3,919,698

At the 2014 Annual Meeting, the Company’s stockholders also voted on the following proposals:

Proposal	For	Against	Abstain	Broker Non-Votes
To amend the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”) in order to increase the number of shares of common stock, par value $0.001 per share, authorized for issuance under the Charter from 150,000,000 to 180,000,000	64,002,225	1,375,013	-	-

To ratify the selection by the Audit Committee of the Company’s Board of Directors of Anton & Chia, LLP as the Company’s independent registered accounting firm for the fiscal year ending September 30, 2014	64,743,380	625,988	7,870	Not applicable

Research

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

During the clinical trial at Walter Reed and Fort Belvoir, military physicians are treating volunteer study patients with a primary diagnosis of depression. Ultimately, approximately 2,000 patients will be enrolled into the study. The patients may also have comorbid disorders such as post-traumatic stress disorder (PTSD), mild traumatic brain injury (mTBI), and other psychiatric disorders. Additional sites, including the Boston area’s Veterans Administration, are anticipated to be added to the clinical trial during 2014. The Henry M. Jackson Foundation has joined the Company as a research partner, providing clinical trial support in all locations.

The clinical trial is a prospective, randomized, multi-site, double blind study of the utility of PEER Interactive in improving medication outcomes in mental health. The study commenced in February 2013, with the recruitment, hiring and training of clinical research personnel.   Enrollment of study subjects commenced in May 2013, and has continued since then. We anticipate analysis of interim data during the first half of calendar 2014, or shortly thereafter, subject to military sign-offs, peer reviews of the scientific paper and the publishing schedule of the journal. Per the contract, the military is paying $540 for each PEER Report generated for the trial and payments have been made consistently within approximately thirty days from invoicing.  Due to bureaucratic delays in the generation and signing of the contract, approximately 60 PEER Reports have been provided to Walter Reed and Fort Belvoir at no charge. As of January 2013 we have received a $54,000 grant from a philanthropic organization to pay for any subsequent study tests which are not covered by the military contract. We have located EEG and computer equipment at both Walter Reed and Fort Belvoir. Col (Ret) Stewart Navarre, who is our Vice President of Government Accounts, temporarily relocated to Bethesda, MD, to oversee the clinical trial for most of calendar 2013. He now commutes almost weekly to Bethesda, MD, and spends a majority of his time at Walter Reed and Fort Belvoir.

During 2011 and 2012 we released the results of several studies which had been conducted during the year as follows:

The correlation of Quantitative EEG variables with individual medication outcomes has become a well-established scientific principle over the past two decades, as documented in over 80 studies involving over 2,000 patients.

Depression Efficacy Study:  Over the last few years, we have been primarily focused on demonstrating the efficacy of PEER Report informed treatments through multiple clinical trials. The largest of these — the Depression Efficacy Trial — was a multi-center, randomized, parallel controlled trial completed in 2009 at 12 academic and commercial sites, including Harvard, Stanford, Cornell, University of California Irvine and Rush University. The study began in late 2007 and was completed in September 2009, screening 465 potential subjects with Treatment-Resistant Depression and ultimately randomizing 114 participants to a 12-week course of treatment utilizing PEER Reports in the experimental group and a modified STAR*D algorithm in the control group (STAR*D, or Sequenced Treatment Alternatives to Relieve Depression, was a large, seven-year study sponsored by the National Institute of Mental Health that was completed in 2006). Primary clinical outcome measures included the Quick Inventory of Depression Symptomology (QIDS-16-SR) and the Quality of Life Enjoyment and Satisfaction Questionnaire (Q-LESQ-SF). Top-line results were consistent with previous trials of PEER Reports:

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

Commercial Payer Analysis:   During 2011, a retrospective analysis was conducted of physician reports and health records of patients who were members of several of the Nation’s largest managed care networks. The results were published in Neuropsychiatric Disease and Treatment, the journal of the International Neuropsychiatric Association (“INA”). The paper entitled “Measuring Severe Adverse Events and Medication Selection Using A ‘PEER Report’ for Non-Psychotic Patients: A Retrospective Chart Review” was authored by Daniel Hoffman M.D. of the Neuro-Therapy Clinic, Charles DeBattista M.D. of the Stanford University School of Medicine, Rob Valuck, Ph.D. from the University of Colorado Health Sciences Center and Dan Iosifescu, M.D. of the Mood and Anxiety Disorders Program, Mount Sinai School of Medicine and Harvard University Faculty. The analysis of 257 evaluable patient records for the period starting in 2003 through mid-2011 represents cases in which the prescribers utilized PEER Outcome Reports for these patients. The analysis found that prescribers using the PEER Outcomes reported reduced trial-and-error pharmacotherapy through the following findings:

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

Private Placement Transactions

Between June 3, 2010 and February 2012, the Company raised funds through four rounds of private placements in the form of convertible debt. Subsequently, during the fiscal year ended September 30, 2013, all four rounds of debt were converted to equity as summarized as follows:

•	From June 3, 2010 through to November 12, 2010, we raised $3.0 million through the sale of senior secured convertible notes (“October 2010 Notes”) and warrants. Of such amount $1.75 million was purchased by members of our Board of Directors or their affiliate companies.
•	From January 20, 2011 through to April 25, 2011, we raised $2.5 million through the sale of subordinated convertible notes (“January 2011 Notes”) and warrants. Of such amount, $1.00 million was purchased by members of our Board of Directors or their affiliate companies. These January Notes have subsequently been amended to add a second position security interest.
•	From October 12, 2011 through January 30, 2012, we raised an additional $2.0 million through the sale of subordinated secured convertible notes (“October 2011 Notes”) and warrants. Of such amount, $1.04 million was purchased by members of our Board of Directors or their affiliate companies.
•	On February 29, 2012, we raised an additional $90,000 through the sale of an unsecured convertible note and warrants. This note was purchased by an affiliate company of a member of our Board of Directors.

Effective October 24, 2012, all the warrants that were issued in connection with the abovementioned four private placement transactions were forfeited pursuant to the Amended & Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012. This agreement also amended the conversion price of the notes to $1 per share.

On January 31, 2013, SAIL Capital Partners converted one October 2010 Note in the aggregate principle amount of $0.25 million and six January 2011 Notes in the aggregate amount of $1.0 million, plus the interest thereon, which were held by various SAIL entities into 1,469,816 shares of common stock at $1.00 per share.

Effective August 12, 2013, all remaining notes convertible at $1.00 per share in the aggregate total amount of $7.7 million of principal and interest thereon, were converted into 30,893,419 shares of common stock pursuant to an offer letter to convert the notes and interest at $0.25 per share and the Omnibus Note Amendment Agreement, which was fully executed on August 12, 2013, when all holders of the notes convertible at $1.00 per share agreed to convert those notes and interest into common stock at $0.25 per share.

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

From February 2013 through February of 2014, the Company conducted four tranches of private placements of shares of common stock at $0.25 per share as follows:

•	From February 22, 2013 through April 1, 2013, 19 accredited investors purchased an aggregate of 4,180,000 shares of common stock at a price of $0.25 per share in a private placement. The Company received gross aggregate cash proceeds of $1,045,000. The investors included three affiliates, one of which is the Tierney Family Trust of which Mr. Thomas Tierney, our Chairman of the Board of the Company, is a trustee. The Tierney Family Trust acquired 400,000 shares of common stock for which the Company received cash proceeds of $100,000. A second affiliate investor is Paul Buck, the Company’s CFO, who acquired 50,000 shares of common stock for which the Company received cash proceeds of $12,500, the third affiliate investor is Extuple Limited Partnership (“Extuple”) an accredited investor and a greater than 5% beneficial owner of the Company, invested $300,000 for 1,200,000 shares of common stock.

•	From May 23, 2013, through September 12, 2013, 23 accredited investors purchased an aggregate of 8,000,000 shares of common stock, par value $0.001, at a price of $0.25 per share pursuant to a private placement. The Company received gross aggregate cash proceeds of $2,000,000. The investors included the following affiliates: the Tierney Family Trust of which Mr. Tierney, our Chairman of the Board of the Company, is a trustee, acquired 1,200,000 shares of common stock for which the Company received cash proceeds of $300,000: the Follman Family Trust of which Mr. Robert Follman, a director of the Company is a trustee, acquired 800,000 shares of common stock for which the Company received cash proceeds of $200,000: Mr. John Pappajohn, a director of the Company, acquired 400,000 shares of common stock for which the Company received cash proceeds of $100,000: Mr. Buck, the Company’s CFO, acquired 50,000 shares of common stock for which the Company received cash proceeds of $12,500: Mr. & Mrs. Mark and Jill Oman, who are greater than 5% beneficial owners of the Company, and an entity under their control acquired 1,400,000 shares of common stock for which the Company received cash proceeds of $350,000.

•	From October 4, 2013, through November 14, 2013, 11 accredited investors purchased an aggregate of 1,900,000 shares of common stock, par value $0.001, at a price of $0.25 per share pursuant to a private placement. The Company received gross aggregate cash proceeds of $475,000. No affiliates participated in this tranche.

•	Between January 14, 2014 and February 14, 2014, the Company sold and issued an aggregate of 4,000,000 shares of its common stock, par value $0.001, at a price of $0.25 per share, in a private placement to 20 accredited investors, for which it received gross cash proceeds to the Company of $1,000,000. The investors included the following affiliates : the Tierney Family Trust of which Mr. Tierney, our Chairman of the Board of the Company, is a trustee, acquired 800,000 shares of common stock for which the Company received cash proceeds of $200,000: the Follman Family Trust of which Mr. Follman, a director of the Company is a trustee, acquired 800,000 shares of common stock for which the Company received cash proceeds of $200,000: George Carpenter, the Company’s Chief Executive Officer, and his wife acquired 200,000 shares of common stock for which the Company received cash proceeds of $50,000: Paul Buck, the Company’s, Chief Financial Officer, acquired 100,000 shares of common stock for which the Company received cash proceeds of $25,000.

Financial Operations Overview

Revenues

Our neurometric services revenues are derived from the sale of PEER Reports to physicians. Physicians are generally billed upon delivery of a PEER Report. The list price of our PEER Reports to physicians is $400 per report, which excludes the cost of doing the EEG. Follow-up reports PEER Reports cost $200. Our clinical trial revenues are derived from the PEER Reports to the Military. The list price of our PEER Reports to the Military, which is a study specific rate, is $540 and is inclusive of the collection of the EEG.

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

Sales and Marketing

For our neurometric services, our selling and marketing expenses consist primarily of personnel, media, support and travel costs to inform user organizations and consumers of our products and services. Additional marketing expenses include the costs of educating physicians, laboratory personnel and, other healthcare professionals regarding our products and services.

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

Offering Costs

The Company applies ASC topic 505-10, “Costs of an Equity Transaction,” for recognition of offering costs. In accordance with ASC 505-10, the Company treats incremental direct costs incurred to issue shares classified as equity, as a reduction of the proceeds. Direct costs incurred before shares classified as equity are issued, are classified as an asset until the stock is issued. Indirect costs such as management salaries or other general and administrative expenses and deferred costs of an aborted offering are expensed.

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

Derivative accounting for convertible debt and warrants

The Company analyzes all financial instruments with features of both liabilities and equity under ASC-480-10 and ASC 815-10 whereby the Company determines the fair market carrying value of a financial instrument using the Black-Scholes model and revalues the fair market value on a quarterly basis. Any changes in carrying value flow through as other income (expense) in the income statement. As of March 31, 2014, the Company no longer has any convertible debt or warrants, and therefore, has no associated derivative liabilities.

Results of Operations for the three months ended March 31, 2014 and 2013

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

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended March 31,
	2014	2013
Revenues	100%	100%
Cost of revenues	75	122
Gross profit	25	(22)
Research	103	163
Product Development	885	827
Sales and marketing	238	274
General and administrative expenses	1,193	2,566
Operating loss	(2,394)	(3,852)
Other income (expense), net	(4)	(1,388)
Net income (expense) before discontinued operations	(2,398)%	(5,240)%
Loss from Discontinued Operations	1	(4)
Net income (loss)	(2,397)%	(5,244)%

Revenues

The following table presents revenues for each of the periods indicated and the corresponding percent change.

	Three Months Ended March 31,
	2014	2013	Percent Change
Neurometric Service Revenues	$39,300	$29,200	35%

With respect to our Neurometric Services business, the number of third party paid PEER Reports delivered increased to 88 for the three months ended March 31, 2014, from 73 for the three months ended March 31, 2013. The average revenue per report increased to approximately $445 per test. The total numbers of free PEER Reports processed were 22 and 18 for the quarters ended 2014 and 2013 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Three Months Ended March 31,
	2014	2013	Percent Change
Cost of Neurometric Services Revenues	$29,400	$35,600	(17)%

Cost of Neurometric Services revenues consisting of payroll costs, consulting costs, and other miscellaneous charges were as follows:

	Three Months Ended March 31,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$22,700	$27,100	$(4,400)
Consulting fees	6,500	8,500	(2,000)
Other miscellaneous costs	200	-	200
Total Costs of Revenues	$29,400	$35,600	$(6,200)

Consulting costs associated with the processing of PEER Reports are $75 per PEER Report. We expect the cost of revenues to decrease as a percentage of revenues once we improve our operating efficiency and increase the automation of certain processes.

(1)	Salary and benefit expenses for the 2014 period decreased slightly due to the departure of a member of staff. During the 2013 period, 67% of the salary was paid in cash and 33% of the salary was accrued as a result of the Company’s limited cash resources. All accrued salary liabilities owing to staff have subsequently been paid out;

(2)	Consulting fees declined for the 2014 quarter, due to development of the next generation PEER Report and doing more of the artifacting process with in-house resources; and

(3)	Other miscellaneous costs increased slightly.

Research

	Three Months Ended March 31,
	2014	2013	Percent Change
Neurometric Services Research	$40,500	$47,500	(15)%

Research expenses consist of clinical studies expenses, doctor training costs, consulting fees, payroll costs (including stock-based compensation costs), travel and conference costs and other miscellaneous costs which were as follows:

	Three Months Ended March 31,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$21,200	52,300	$(31,100)
Consulting fees	16,700	(6,000)	22,700
Other miscellaneous costs	2,600	1,200	1,400
Total Research	$40,500	$47,500	$(7,000)

Comparing the three months ended March 31, 2014 with the corresponding period in 2013:

(1)	Salary and benefit costs decreased for the 2014 period as Dr. Hoffman, our medical director, left the employ of the Company during July 2013, although he remains a consultant to the Company. The Salary and benefit cost represent the amortization of stock-based compensation granted to Dr. Hoffman and the payment of accrued salary owed to him;

(2)	Consulting costs increased for 2014 period as we had entered into a consulting agreement with Dr. Schiller for medical monitoring of the clinical trial and the training of clinical trial investigators. Additionally Dr. Schiller is advising on product development;

(3)	Other miscellaneous costs for 2014 period were primarily for professional liability insurance; During the 2013 expenses included travel related expenses.

Product Development

	Three Months Ended March 31,
	2014	2013	Percent Change
Neurometric Services Product Development	$347,700	$241,400	44%

Product Development expenses consist of payroll costs (including stock-based compensation costs), Walter Reed clinical trial costs, consulting fees, programming fees on the production system, database costs and miscellaneous costs as follows:

	Three Months Ended March 31,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$113,100	$120,800	$(7,700)
Consulting fees	158,000	56,800	101,200
System development costs	25,200	18,700	6,500
Conference & travel	14,600	34,500	(19,900)
Other miscellaneous costs	36,800	10,600	26,200
Total Product Development	$347,700	$241,400	$106,300

Comparing the three months ended March 31, 2014 with the corresponding period in 2013:

(1)	Salaries and benefits decreased for the 2014 period due to (a) senior managers agreeing in the 2014 period to forfeit their current salaries in favor of receiving stock-based compensation in the form of options with an exercise price of $0.25 per share of common stock along with the payout of their accrued salaries from prior periods which was owed to them. These accrued salaries are being paid out over an extended period in place of their current salaries which have been forfeited; (b) the aforementioned reduction in salary expense has been partially offset by the associated increase in stock-based compensation; (c) lastly, a realignment of staff from the Sales and Marketing cost center to Product Development: effective as of January 2013, the role of our VP of Government Accounts, Col (Ret) Stewart Navarre has changed from Sales and Marketing to Product Development in connection with the Walter Reed clinical trial. Salaries during the 2013 period were being paid at 67% of the normal, with 33% being accrued;

(2)	Consulting fees increased for the 2014 period due to the costs associated with the Walter Reed clinical trial which includes the clinical research coordinators and EEG technologists who are engaged through the Henry Jackson Foundation. Additionally we have engaged a clinical research organization which oversees the clinical trial and data management processes;

(3)	System development and maintenance costs increased during the 2014 period due to the development and rollout of the next generation of the PEER Online report to physicians;

(4)	Conference and travel costs decreased for the 2014 period as our VP of Government Accounts is now splitting his time between the clinical trial sites, Walter Reed and Fort Belvoir, and our Aliso Viejo headquarters. During 2013, our VP of Government Accounts had temporarily relocated to Bethesda, MD, to facilitate the setting-up of the clinical trial;

(5)	Other miscellaneous costs increased in the 2014 period by approximately $26,200: we entered into an agreement with an EEG manufacturer to enable their equipment to be compatible with the Neuroguide system which is used in the generation of the PEER Online reports. Our share of this cost was approximately $28,000 which accounts for the increase in the expenditure on this line item.

Sales and marketing

	Three Months Ended March 31,
	2014	2013	Percent Change
Neurometric Services Sales and Marketing Expenses	$93,400	$80,100	17%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.

	Three Months Ended March 31,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$52,200	$69,900	$(17,700)
Consulting fees	30,000	3,200	26,800
Advertising and marketing costs	10,000	-	10,000
Other miscellaneous costs	1,200	7,000	(5,800)
Total Sales and marketing	$93,400	$80,100	$13,300

Comparing the three months ended March 31, 2014 with the corresponding period in 2013:

(1)	Salaries and benefits costs decreased for the 2014 period as options became fully vested resulting in a reduction in the stock-compensation expense. Salaries for the 2013 period were being paid out at 67% of the normal, with 33% being accrued;

(2)	Consulting fees increased for the 2014 period as the Company engaged a marketing consultant, Decision Calculus Associates, to assist with social media and general marketing;

(3)	Advertising and marketing expenses increased in the 2014 quarter as we hired a public relations firm to raise awareness for our Walter Reed Clinical Trial. For the 2013 period expenses were curtailed due to the limited available cash resources;

(4)	Miscellaneous expenditures were decreased for the 2014 quarter as certain expenses in 2013 did not reoccur.

General and administrative

	Three Months Ended March 31,
	2014	2013	Percent Change
Neurometric Services General and Administrative Expenses	$469,000	$749,200	(37)%

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs and miscellaneous costs.

	Three Months Ended March 31,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$250,500	$388,900	$(138,400)
Legal fees	59,700	235,000	(175,300)
Other professional and consulting fees	31,500	(1,800)	33,300
Patent costs	39,400	33,400	6,000
Marketing and investor relations costs	1,100	1,700	(600)
Conference and travel costs	8,300	26,000	(17,700)
Dues and subscriptions fees	21,300	13,200	8,100
General admin and occupancy costs	57,200	52,800	4,400
Total General and administrative costs	$469,000	$749,200	$(280,200)

With respect to our Neurometric Services business, in the three months ended March 31, 2014, compared to the same period in 2013 we had the following changes:

(1)	Salaries and benefit expenses decreased for the 2014 period for several reasons: (a) the Corporate Officer agreed to forfeit part of their current fiscal 2014 salaries in favor of receiving stock-based compensation in the form of options with an exercise price of $0.25 per share of common stock along with the payout of their accrued salaries from prior periods which was owed to them. These accrued salaries are being paid out over an extended period in place of their current salaries which have been forfeited; (b) the aforementioned reduction in salary expense has been partially offset by the associated increase in stock-based compensation; (c) the salaries for the fiscal 2013 period had also been reduced by $132,600 as the Corporate Officers had previously also forfeited 50% of their accrued salaries and bonus from 2012 and prior in exchange for stock at $1 per share pursuant to the employment Compensation Forfeiture and Exchange Agreement. Salaries paid to Officers during the 2013 period were paid two-thirds in cash with one third being accrued; (d) additionally, the charge for stock-based compensation for Directors, Officers and select consultants was reduced by $47,800 in the 2014 period as certain option grants had become fully vested; (e) Lastly, during the 2014 period we were pleased to have our accountant back in the employ of the Company, since during the 2013 period our accountant had left the Company and was supporting us on a limited part-time consulting basis;

(2)	Legal fees showed a decrease of $175,300 for the 2014 period was due to the following: (a) general/securities legal expense was renegotiated for a monthly retainer; (b) Brandt litigation costs decreased by $99,100 due to low activity during this period; (c) other legal fees associated with our lobbying efforts increased by $26,800 for the 2014 period, whereas in the fiscal 2013 period these lobbying expense were re-negotiated resulting in a $12,000 reduction of fees;

(3)	Professional and consulting fees increased due to the mix of consulting services used in the respective periods. For the 2014 period, these expenses are comprised of audit and tax fees of $31,500. For the 2013 period, expenses were comprised of audit fees of $20,000, valuation consulting services of $9,500 and accounting services of $9,000; These 2013 expenses were offset by an adjustment of $40,000 which were anticipated and accrued for financial consulting services but were later renegotiated;

(4)	Patent costs increased slightly due to the timing of patent application and maintenance costs which had been deferred for as long as possible due to the limited cash resources available; however these costs now needed to be paid to ensure that no patents or applications would be lost due to non-payment of fees;

(5)	Corporate marketing and investor relations expenses remained substantially similar for both periods;

(6)	Conference and travel costs decreased in the 2014 period as the Walter Reed clinical trial had settled into a regular routine requiring less travel. For the 2013 period, apart from the travel necessitated by the commencement of the clinical trial, additional travel expenses were incurred in support of our fundraising efforts;

(7)	Dues and subscriptions fees were higher for 2014 period as there was an increase in the number of user licenses needed for the SalesForce.com production system and a general increase in subscriptions for other computer services;

(8)	General administrative and occupancy cost increased marginally in the 2014 period, largely due to general increases in insurance premiums.

Other expense

	Three Months Ended March 31,
	2014	2013	Percent Change
Neurometric Services (expense), net	$(600)	$(405,500)	(100)%

For the three months ended March 31, 2014 and 2013 net other non-operating expense for Neurometric Services was as follows:

•	For the 2014 period we incurred interest charges totaling $600. For the 2013 period non-cash interest charges totaled $432,000 of which $186,400 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $245,100 of the note conversion benefit discount on the notes issued in August and September of 2012; only $400 was for actual net interest paid in cash for the period;

•	For the 2014 period we paid no finance fees. For the 2013 period we incurred finance fees totaling $60,900 of which $30,400 was paid in cash and $30,500 was the fair value of the warrants issued to the placement agents, in association with our prior private placement of convertible notes;

•	For the 2014 period we had no offering costs. For the three months ended March 31, 2013, we incurred $2,500 in offering costs;

•	For the 2014 period we had no non-cash expenses. For the 2013 period we benefited from a non-cash gain of $90,000 as a result of the forgiveness of debt by Dr. Harbin for consulting services due to him. This transaction is treated as an extinguishment of debt.

Net Loss from Continuing Operations

	Three months ended March 31,		Percent Change
	2014	2013
Neurometric Services net loss	$(942,300)	$(1,530,100)	(38)%

The net loss for our Neurometric Services business of approximately $0.94 million for the three months ended March 31, 2014, compared to the $1.53 million loss in the same period in the prior year. This $0.59 million reduction in our net loss is partly due to the reduction of approximately $0.4 million in non-cash charges as described in our Other Expense category above. The remaining reduction of approximately $0.2 million is partly due to the senior managers agreeing to forfeit their current salaries in the fiscal 2014 period in favor of receiving stock-based compensation in the form of options and having their accrued salaries paid out as described in the General and Administrative category above.

Loss from Discontinued operations:

	Three months ended March 31,		Percent Change
	2014	2013
Clinical Services net loss	$300	$(1,100)	*

*Not meaningful

For our Clinical Services business, the net gain for the three month period ended March 31, 2014 of $300 is due to a $1,800 adjustment for an expense booked in the prior period rather than in the current period. For the 2013 period there were no ongoing operations and expenses were largely related to the storage of records.

The decision to discontinue the Clinical Services operations was due to NTC’s persistent losses and its inability to function as a standalone entity within the foreseeable future. Furthermore, we decided to focus all our attention and limited resources on the Walter Reed clinical trial.

Results of Operations for the Six Months Ended March 31, 2014 and 2013

Since closing our Clinical Services operation in September, 2012, we now only operate our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physician/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Six Months Ended March 31,
	2014	2013
Revenues	100%	100%
Cost of revenues	79	117
Gross profit	21	(17)
Research	86	180
Product Development	800	572
Sales and marketing	219	299
General and administrative expenses	1,175	2,109
Operating loss	(2,259)	(3,177)
Other income (expense), net	1,306	(1,163)
Net income (expense) before discontinued operations	(953)%	(4,340)%
Loss from Discontinued Operations	(4)	(23)
Net income (loss)	(957)%	(4,363)%

Revenues

The following table presents revenues for each of the periods indicated and the corresponding percent change.

	Six Months Ended March 31,
	2014	2013	Percent Change
Neurometric Service Revenues	$84,300	$57,400	47%

With respect to our Neurometric Services business, the number of third party paid PEER Reports delivered increased to 192 for the six months ended March 31, 2014, from 144 for the six months ended March 31, 2013. The average revenue per report stayed constant at approximately $438 per test. The total numbers of free PEER Reports processed were 49 and 23 for the periods ended 2014 and 2013 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

To date we have provided approximately 60 PEER Reports to the Walter Reed clinical trial which have not been billed, and the associated revenues not recorded. This situation is the result of bureaucratic delays which resulted in PEER Reports being provided prior to the contract being finalized.   We are investigating ways to address this issue and recover these revenues.

Cost of Revenues

	Six Months Ended March 31,
	2014	2013	Percent Change
Cost of Neurometric Services Revenues	$66,900	$67,000	-%

Cost of Neurometric Services revenues consisting of payroll costs, consulting costs, and other miscellaneous charges were as follows:

	Six Months Ended March 31,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$50,100	$54,600	$(4,500)
Consulting fees	16,600	12,400	4,200
Other miscellaneous costs	200	-	200
Total Costs of Revenues	$66,900	$67,000	$(100)

Consulting costs associated with the processing of PEER Reports are $75 per PEER Report. We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

(1)	Salary and benefit expenses for the 2014 period decreased due to the departure of a member of staff three weeks before the end of the period. During the 2013 period, 67% of the salary was paid in cash and 33% of the salary was accrued as a result of the Company’s limited cash resources. The accrued salary has subsequently been paid out;

(2)	Consulting fees increased for the 2014 period as cost associated with the processing of PEER Reports increased along with increased enrollment in the clinical trial. We expect these fees to reduce over time as the artifacting phase of processing the PEER Reports becomes more efficient with volume and greater reliance on in-house resources;

(3)	Other miscellaneous costs increased minimum.

Research

	Six Months Ended March 31,
	2014	2013	Percent Change
Neurometric Services Research	$72,200	$103,400	(30)%

Research expenses consist of clinical studies expenses, doctor training costs, consulting fees, payroll costs (including stock-based compensation costs), travel and conference costs and other miscellaneous costs which were as follows:

	Six Months Ended March 31,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$46,900	103,600	$(56,700)
Consulting fees	20,000	(3,000)	23,000
Other miscellaneous costs	5,300	2,800	2,500
Total Research	$72,200	$103,400	$(31,200)

Comparing the six months ended March 31, 2014 with the corresponding period in 2013:

(1)	Salary and benefit costs decreased for the 2014 period as Dr. Hoffman, our medical director, left the employ of the Company during July 2013, although he remains a consultant to the Company. The Salary and benefit cost represent the amortization of stock-based compensation granted to Dr. Hoffman and the payment of accrued salary owed to him;

(2)	Consulting costs increased for 2014 period during which we entered into a consulting agreement with Dr. Schiller for medical monitoring of the clinical trial and the training of clinical trial investigators. Additionally Dr. Schiller is advising on product development;

(3)	Other miscellaneous costs increased for the 2014 period largely due to an increase in the rate for professional liability insurance compared to expenses in the 2013 period.

Product Development

	Six Months Ended March 31,
	2014	2013	Percent Change
Neurometric Services Product Development	$674,300	$328,600	105%

Product Development expenses consist of payroll costs (including stock-based compensation costs), Walter Reed clinical trial costs, consulting fees, programming fees on the production system, database costs and miscellaneous costs as follows:

	Six Months Ended March 31,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$185,600	$184,800	$800
Consulting fees	358,900	45,500	313,400
System development costs	46,500	46,800	(300)
Conference & travel	40,000	37,700	2,300
Other miscellaneous costs	43,300	13,800	29,500
Total Product Development	$674,300	$328,600	$345,700

Comparing the six months ended March 31, 2014 with the corresponding period in 2013:

(1)	Salaries and benefits remained similar for the 2014 and 2013 periods however the mix of expenditures were different: (a) senior managers agreeing in the 2014 period to forfeit their current salaries in favor of receiving stock-based compensation in the form of options with an exercise price of $0.25 per share of common stock along with the payout of their accrued salaries from prior periods which was owed to them. These accrued salaries are being paid out over an extended period in place of their current salaries which have been forfeited; (b) the aforementioned reduction in salary expense has been partially offset by the associated increase in stock-based compensation; (c) lastly, a realignment of staff from the Sales and Marketing cost center to Product Development: the role of our VP of Government Accounts, Col (Ret) Stewart Navarre has changed from Sales and Marketing to Product Development in connection with the Walter Reed clinical trial effective as of January 2013. Salaries during the 2013 period were being paid at 67% of the normal, with 33% being accrued;

(2)	Consulting fees increased for the 2014 period due to the costs associated with the Walter Reed clinical trial which includes the clinical research coordinators and EEG technologists who are engaged through the Henry Jackson Foundation. Additionally we have engaged a clinical research organization which oversees the clinical trial and data management processes;

(3)	System development and maintenance costs remained the same for both periods;

(4)	Conference & travel expenses increased marginally for the 2014 period. This 2014 increase is due to a lower level of expenditure in the first three months of 2013, when Walter Reed related travel costs were being booked to the Sales and Marketing cost center prior to the realignment of staff;

(5)	Other miscellaneous costs increased in the 2014 period: we entered into an agreement with an EEG manufacturer to enable their equipment to be compatible with the Neuroguide system which is used in the generation of the PEER Online reports. Our share of this cost was approximately $28,000 which accounts for almost all of the increase in the expenditure on this line item.

Sales and marketing

	Six Months Ended March 31,
	2014	2013	Percent Change
Neurometric Services Sales and Marketing Expenses	$184,900	$171,500	8%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.

	Six Months Ended March 31,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$106,600	$152,800	$(46,200)
Consulting fees	60,000	5,300	54,700
Advertising and marketing costs	11,500	-	11,500
Conferences and travel costs	4,500	9,600	(5,100)
Other miscellaneous costs	2,300	3,800	(1,500)
Total Sales and marketing	$184,900	$171,500	$13,400

Comparing the six months ended March 31, 2014, with the same period in 2013:

(1)	Salaries and benefits decreased for the 2014 period largely due to a realignment of staff from the Sales and Marketing cost center to Product Development: the role of our VP of Government Accounts, Col (Ret) Stewart Navarre has changed from Sales and Marketing function to Product Development in connection with the Walter Reed/Fort Belvoir clinical trial effective as of January 2013. Salaries during the 2013 period were being paid at 67% of the normal, with 33% being accrued;

(2)	Consulting fees increased for the 2014 period as the Company engaged a marketing consultant, Decision Calculus Associates, to assist with social media and general marketing;

(3)	Advertising and marketing expenses increased in the 2014 period as we hired a public relations firm to raise awareness for our Walter Reed Clinical Trial. For the 2013 period expenses were curtailed due to the limited available cash resources;

(4)	Conference and travel related expenditures were decreased for the 2014 period compared to the 2013 period, due to reductions in expenditures and realignment of staff;

(5)	Miscellaneous expenditures were marginally decreased for the 2014 period as certain expenses in 2013 did not reoccur.

General and administrative

	Six Months Ended March 31,
	2014	2013	Percent Change
Neurometric Services General and Administrative Expenses	$990,600	$1,210,400	(18)%

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs and miscellaneous costs.

	Six Months Ended March 31,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$524,000	$647,800	$(123,800)
Legal fees	138,700	262,100	(123,400)
Other professional and consulting fees	98,100	96,700	1,400
Patent costs	57,700	35,500	22,200
Marketing and investor relations costs	2,900	3,000	(100)
Conference and travel costs	25,000	36,100	(11,100)
Dues and subscriptions fees	37,000	27,300	9,700
General admin and occupancy costs	107,200	101,900	5,300
Total General and administrative costs	$990,600	$1,210,400	$(219,800)

With respect to our Neurometric Services business, in the six months ended March 31, 2014, compared to the same period in 2013 we had the following changes:

(1)	Salaries and benefit expenses decreased for the 2014 period for several reasons: (a) In the 2014 period, corporate officers agreed to forfeit their current salaries in favor of receiving stock-based compensation in the form of options with an exercise price of $0.25 per share of common stock along with the payout of their accrued salaries from prior periods which were owed to them. These accrued salaries are being paid out over an extended period in place of their current salaries which were forfeited; (b) net decreased in stock-compensation expenditure of $65,500 as options became fully vested; (c) an adjustment of $132,600 in the 2013 period whereby the Corporate Officers forfeited 50% of their accrued salaries and bonus from prior periods in exchange for stock at $1 per share pursuant to the Employment Compensation Forfeiture and Exchange Agreement; (d) Lastly, during the 2014 period we were pleased to have our accountant back in the employ of the Company; during the 2013 period our accountant had left the Company and was supporting us on a part-time consulting basis;

(2)	Legal fees showed a net decrease for the 2014 period: (a) general and securities legal expenses were decreased due to our negotiation of a standard monthly retainer; (b) the Brandt litigation costs during the 2014 period decreased by $85,400 due to decreased activity during this period; (c) other legal fees associated with our lobbying efforts increased by $59,400 for the 2014 period, this increase was partially due to a $12,000 reduction of fees negotiated during the 2013 period;

(3)	Professional and consulting fees remained substantially similar for the two periods;

(4)	Patent costs increased largely due to the timing and volume of patent applications and maintenance costs. Where possible during the 2013 period, costs were deferred due to the limited available cash resources; no patents or applications lapsed due to delayed payment of maintenance or application fees;

(5)	Corporate marketing and investor relations expenses remained substantially similar for both periods;

(6)	Conference and travel costs were reduced in the 2014 period as less travel was required for fund raising efforts and the Walter Reed clinical trial had been commenced;

(7)	Dues and subscriptions fees were higher for 2014 period as there was an increase in the number of user licenses needed for the SalesForce.com production system and a general increase in subscriptions for other computer services;

(8)	General administrative and occupancy costs increased marginally in the 2014 period, largely due to general increases in insurance premiums.

Other expense

The following table presents other non-operating expense for each of the periods indicated and the corresponding percent change.

	Six Months Ended March 31,
	2014	2013	Percent Change
Neurometric Services (expense) gain, net	$1,103,500	$(666,900)	*

*Not meaningful

For the six months ended March 31, 2014 and 2013 net other non-operating expenses for Neurometric Services was as follows:

•	For the 2014 period we incurred only $1,700 in net interest expense which was paid in cash; we incurred no non-cash interest charges. In contrast, for the 2013 period, we incurred non-cash interest charges totaling $1,029,100, of which $391,900 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $637,200 of warrant discount amortization on the derivative liability for warrants; while only $1,200 was for actual net interest paid in cash during that period;

•	For the 2014 period we had no finance fees; For the 2013 period we incurred finance fees which were paid in cash totaling $95,100 associated with our private placement of convertible notes;

•	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the change in fair value of non-hedging derivative instrument are to be recognized in current earnings. For the 2014 period we had no derivative instruments to value and consequently no associate expense or gain. For the 2013 period we revaluated our derivative liabilities for the promissory note conversion feature and the associated warrants which resulted in a non-cash loss on derivative liabilities of $97,600;

•	For the 2014 period we experience a non-cash gain on the extinguishment of debt of $1,105,200 related to the settlement of a long-outstanding trade payable balance which was renegotiated. For the 2013 period we benefited from a non-cash gain on the extinguishment of debt in the amount of $466,300 which was the result of valuing the forfeiture of warrants and the elimination of the ratchet feature embedded in certain convertible debt instruments pursuant to the Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012.

Net Loss from Continuing Operations

	Six Months Ended March 31,		Percent Change
	2014	2013
Neurometric Services net loss	$(803,700)	$(2,491,200)	(68)%

The net loss for our Neurometric Services business of approximately $0.8 million for the 2014 period ended March 31, 2014 compared to the $2.5 million loss in the same period in the prior year is primarily due to the reduction of approximately $1.1 million in non-cash gain as described in our Other Expense category above. The remaining reduction of approximately $0.6 million is due to reduced legal expense and forfeited salaries by senior management as explained in the various sections above.

Loss from Discontinued operations

	Six Months Ended March 31,		Percent Change
	2014	2013
Clinical Services net loss	(3,300)	(13,300)	(75)%

For our Clinical Services business, the net loss for the six month period ending March 31, 2014, of $3,300 is a decrease of $10,000 compared to the same period of the prior year. As there were no ongoing operations during the 2014 period, the current expenses are for storage costs and interest expense on a promissory note.

The decision to discontinue the Clinical Services operations was due to NTC’s persistent losses and its inability to function as a standalone entity within the foreseeable future. Furthermore, we decided to focus all our attention and limited resources on the Walter Reed clinical trial.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of March 31, 2014, we had an accumulated deficit of approximately $57.4 million, which is approximately $9.3 million more than our accumulated deficit at March 31, 2013, of approximately $48.1 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that with our Walter Reed clinical trial, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of March 31, 2014, we had approximately $0.8 million in cash and cash equivalents and a working capital deficit of approximately $0.5 million compared to approximately $0.7 million in cash and cash equivalents and a working capital deficit of approximately $11.6 million as at March 31, 2013. The improvement in the working capital deficit from the prior year of $11.1 million is largely due to the conversion to equity of $8.4 million of convertible promissory notes, including interest thereon, and a reduction of $2.2 million in accounts payable as a result of the settlement of long outstanding balances with stock.

Operating Capital and Capital Expenditure Requirements

Our continued operating losses and limited capital raise some doubt as to our ability to continue as a going concern. We have limited ability to meet our current obligations as they become due and we are in arrears with certain of our creditors.  Because of our indebtedness, we are insolvent and need to raise additional funds and, where possible, continue to renegotiate our long-outstanding trade payables in order to continue our operations.

We need additional funds to complete our Walter Reed clinical trial and to continue our operations and therefore will need substantial additional funds before we can increase demand for our PEER Online services. We are continuing to explore additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, given the economic conditions that currently prevail.  In addition, any additional equity funding may result in significant dilution to existing stockholders and, if we incur debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.

We expect to continue to incur operating losses in the future. Although, since September 30, 2013 we have raised gross cash proceeds of $1.5 million through the sale of restricted common stock at $0.25 per share, we anticipate that our cash on hand and cash generated through our operations will not be sufficient to fund our operations for the next 12 months. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could cause us to have to cease operations.

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

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings. From June 3, 2010 through to November 28, 2012, we raised $9.6 million through the sale of convertible note instruments with warrants in most instances. Of such amounts, an aggregate of $4.0 million was purchased by members of our Board of Directors or their affiliate entities or Officers of the Company. All these notes have subsequently been converted to equity prior to September 30, 2013. Refer to Note 4 and Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

From February 22, 2013 through February 14, 2014, we raised approximately $4.5 million from the issuance of common stock at $0.25 per share to accredited investors pursuant to subscription agreements. Of such amount an aggregate of $1.2 million was purchased by members of the Board of Directors, their affiliate entities or Officers of the Company.

Cash Flows

Net cash used in operating activities was $1.88 million for the six months ended March 31, 2014, compared to $1.3 million for the same period in 2013.  The increase in cash used in operations of $0.58 million was primarily due to $0.25 million used to settle a $1.5 million trade payable with cash and stock; and $0.25 million to payout accrued deferred salaries to staff and management, who in turn accepted stock-based compensation and forfeited current period salaries.

Net cash provided by investing activities was $0 for the six months ended March 31, 2014, and $1,400 for the same period in fiscal 2013.

Net cash proceeds from financing activities for the six months ended March 31, 2014, were primarily net proceeds of $1.4 million, raised through the sale of common stock in a private placement with accredited investors at $0.25 per share. For the same period ended March 31, 2013, net cash proceeds of $2.0 million, of which a net $1.3 million was raised through the sale of senior convertible promissory secured October 2012 Notes; additionally $0.7 million was raised through the private placement of common stock with accredited investors at $0.25 per share.

Contractual Obligations and Commercial Commitments

As of March 31, 2014, our combined lease and note payable obligations are $136,700. The lease obligation for our current office location at 85 Enterprise, Suite 410, Aliso Viejo, CA 92656, which we renewed with a 24 month extension on February 6, 2014. The extended lease period started on February 1, 2014 and ends January 31, 2016. The monthly rent for months 1 through 12 is $4,349.45 and for months 13 through 24 is $4,523.43; the months of February 2014 and January 2015 are abated. As of March 31, 2014 the remaining lease obligation is $93,400.

Our remaining lease obligation on our Greenwood Village, CO, location, which was formerly occupied by our discontinued clinical services operation, expired on April 30, 2013; the outstanding balance of this lease was converted to an unsecured one-year note of $50,000 bearing an interest rate of 5% per annum. As of March 31, 2014 the remaining principal balance outstanding is $33,600.

On November 8, 2010, we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months, ending October 2014, and the monthly payment is $412. As of March 31, 2014, the remaining lease obligation is $2,800 for fiscal year 2014. Additionally, on April 24, 2013 we entered into a financial lease to acquire additional EEG equipment costing $8,900.  The term of the lease is 36 months ending May 2016 and the monthly payment is $325. As of March 31, 2014, the remaining lease obligation is $6,900: being $700, $3,900 and $2,300 for fiscal years 2014, 2015 and 2016 respectively.

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for federal income taxes for any periods presented.  As of September 30, 2013, we had net operating loss carryforwards for federal income tax purposes of approximately $33.1 million. If not utilized, the federal net operating loss carryforwards will begin expiring in 2031. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the U.S. Internal Revenue Code that are applicable if we experience an “ownership change.” We have not conducted a study of whether or not an ownership change has occurred. Though, it is likely that as a result of substantial sale of our securities over the last two years that our ability to utilize a significant portion of such net operating loss carryforward may be limited. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 and 15d-15, as of March 31, 2014, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO each concluded that our disclosure controls and procedures were not effective as of March 31, 2014 for the reasons described below.

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

To the knowledge of our management, including our PEO and PFO, none of the aforementioned significant deficiencies led to a misstatement of our results of operations for the six months ended March 31, 2014, or statement of financial position as of March 31, 2014.

The Company is planning to develop a comprehensive and formal accounting and procedures manual and has identified a resource to assist with the development of such manual.

Changes in Internal Control Over Financial Reporting

Other than as stated above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From January 14, 2014 to February 14, 2014, the Company sold and issued an aggregate of 4,000,000 shares of its common stock, par value $0.001, at a per share price of $0.25, in a private placement to 20 accredited investors, for which it received gross cash proceeds to the Company of $1,000,000. Of such amount $400,000 was purchased by members of our Board of Directors and $75,000 was purchased by the Officers of the Company.

Refer to Note 5. Stockholders’ Deficit and Note 6. Related Party Transaction to the Unaudited Condensed Consolidated Financial Statements for details of the abovementioned transaction, which detail is herewith incorporated herein by reference to such note.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

At the 2014 annual meeting of stockholders of the Company, held on May 13, 2014 (the “2014 Annual Meeting”), the holders of 65% or 65,377,238 of the Company’s 100,547,230 shares of common stock issued and outstanding as of the record date of April 4, 2014, voted to elect each of the following directors to serve until the next annual meeting and until his successor is elected and qualified:

Director	Votes For	Votes Withheld	Broker Non-Votes
Thomas Tierney	61,401,842	55,698	3,919,698
Walter Schindler	50,769,446	10,688,094	3,919,698
Zachary McAdoo	61,401,841	55,699	3,919,698
Richard Turner	61,401,841	55,699	3,919,698
John Pappajohn	61,248,930	208,610	3,919,698
Andrew Sassine	61,401,841	55,699	3,919,698
Robert Follman	61,401,842	55,698	3,919,698

At the 2014 Annual Meeting, the Company’s stockholders also voted on the following proposals:

Proposal	For	Against	Abstain	Broker Non-Votes
To amend the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”) in order to increase the number of shares of common stock, par value $0.001 per share, authorized for issuance under the Charter from 150,000,000 to 180,000,000	64,002,225	1,375,013	-	-

To ratify the selection by the Audit Committee of the Company’s Board of Directors of Anton & Chia, LLP as the Company’s independent registered accounting firm for the fiscal year ending September 30, 2014	64,743,380	625,988	7,870	Not applicable

Item 6.            Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS Response, Inc.

Date: May 15, 2014	/s/ George Carpenter
By: George Carpenter
Its: Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Buck
By: Paul Buck
Its: Chief Financial Officer
(Principal Financial Officer)

