Form 10-Q
period 2014-06-30
CNS RESPONSE, INC.
filed 2014-08-14
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Yes ☐ No ☒

As of August 13, 2014, the issuer had 101,667,409 shares of Common Stock, par value $0.001 per share, issued and outstanding.

CNS RESPONSE, INC.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
REVENUES
Neurometric Services	$26,100	$25,900	$110,400	$83,300

OPERATING EXPENSES
Cost of neurometric services revenues	5,200	38,800	72,100	105,800
Research	20,700	53,100	92,900	156,400
Product development	376,100	376,800	1,050,500	705,400
Sales and marketing	105,600	83,400	290,500	254,900
General and administrative	533,100	653,200	1,523,700	1,863,700

Total operating expenses	1,040,700	1,205,300	3,029,700	3,086,200

OPERATING LOSS	$(1,014,600)	$(1,179,400)	$(2,919,300)	$(3,002,900)

OTHER INCOME (EXPENSE)
Interest expense, net	(1,300)	(183,300)	(2,900)	(1,213,600)
Gain on extinguishment of debt	-	-	1,105,200	556,300
Financing fees	-	30,500	-	(62,200)
Offering costs	-	-	-	(2,500)
Loss on derivative liabilities	-	-	-	(97,600)
Total other expense	(1,300)	(152,800)	1,102,300	(819,600)
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,015,900)	(1,332,200)	(1,817,000)	(3,822,500)
Provision for income taxes	1,800	-	4,300	800
LOSS FROM CONTINUING OPERATIONS	(1,017,700)	(1,332,200)	(1,821,300)	(3,823,300)
Loss from discontinued operations	(1,100)	(1,800)	(4,400)	(15,200)
NET LOSS	$(1,018,800)	$(1,334,000)	$(1,825,700)	$(3,838,500)
BASIC AND DILUTED NET LOSS PER SHARE
From continuing operations	(0.01)	(0.03)	(0.02)	(0.17)
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Combined Net Loss	$(0.01)	$(0.03)	$(0.02)	$(0.17)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	100,573,956	42,691,256	98,546,223	22,336,772

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) As at June 30,	(Audited) As at September 30,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$63,900	$1,273,600
Accounts receivable (net of allowance for doubtful accounts of $1,200 and $5,900 as of June 30, 2014 and September 30, 2013 respectively)	5,800	26,600
Prepaids and other assets	97,100	63,700
Total current assets	166,800	1,363,900
Furniture and equipment, net	10,600	16,800
Other assets	19,900	21,500
TOTAL ASSETS	$197,300	$1,402,200

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable (including $44,400 and $66,700 to related parties as of June 30, 2014 and September 30, 2013 respectively)	$890,900	$2,493,200
Accrued liabilities	58,300	24,200
Accrued compensation (including $73,500 and $294,500 to related parties as of June 30, 2014 and September 30, 2013 respectively)	342,000	763,100
Grant funds	45,900	-
Current portion of capital lease	4,600	7,200
Liabilities of discontinued operation	205,800	268,500
Total current liabilities	1,547,500	3,556,200

LONG-TERM LIABILITIES
Capital lease	3,300	6,000
Total long-term liabilities	3,300	6,000
TOTAL LIABILITIES	1,550,800	3,562,200
STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value; authorized 180,000,000 and 150,000,000 shares and issued and outstanding 100,627,409 and 92,716,562 shares as of June 30, 2014 and September 30, 2013 respectively	100,600	92,700
Additional paid-in capital	56,922,300	54,298,000
Accumulated deficit	(58,376,400)	(56,550,700)
Total stockholders' deficit	(1,353,500)	(2,160,000)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$197,300	$1,402,200

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(1,825,700)	$(3,838,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	4,400	15,200
Depreciation and amortization	7,800	10,100
Amortization of discount on bridge notes issued	-	661,000
Stock-based compensation	839,700	987,000
Issuance of warrants for financing services	-	66,200
Loss on derivative liabilities	-	97,600
Extinguishment of debt	(1,105,200)	(556,300)
Non-cash interest expense	-	550,200
Changes in operating assets and liabilities
Accounts receivable	20,800	300
Prepaids and other current assets	(33,400)	(59,700)
Accounts payable and accrued liabilities	(101,500)	(8,800)
Deferred compensation	(421,100)	201,700
Deferred compensation exchange for common stock	-	(178,300)
Deferred revenue grant funds	45,900	-
Net cash used in operating activities	(2,568,300)	(2,052,300)

INVESTING ACTIVITIES
Disposal of equipment	-	1,400
Net cash provided by investing activities	-	1,400

FINANCING ACTIVITIES
Repayment of capital leases	(5,300)	(4,200)
Net proceeds from bridge notes	-	1,368,300
Proceeds from purchase of common stock	1,431,000	1,362,700
Net cash provided by financing activities	1,425,700	2,726,800

Net Cash Provided by (used in) Continuing Operations	(1,142,600)	675,900
DISCONTINUED OPERATIONS
Net cash used in discontinued operating activities	(67,100)	(12,000)
Net cash used in discontinued operations	(67,100)	(12,000)
NET (DECREASE) INCREASE IN CASH	(1,209,700)	663,900
Cash, beginning of period	1,273,600	7,700
Cash, end of period	$63,900	$671,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,300	$2,557
Income taxes	$4,300	$800
Non-cash financing activities:
Placement agent warrants issued	$44,100	$66,200
Offering costs	$-	$2,500
Shares issued for officer salaries	$-	$7,900
Shares issued for promissory notes	$-	$3,375,900
Shares issued as payment for accounts payable	$361,500	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2014 AND 2013

	Common Stock	Additional Paid-in	Accumulated
For the nine months ended June 30, 2014	Shares	Amount	Capital	Deficit	Total
BALANCE – September 30, 2013	92,716,562	$92,700	$54,298,000	$(56,550,700)	$(2,160,000)
Stock-based compensation	-	-	839,700	-	839,700
Stock issued for private placement of shares	5,900,000	5,900	1,425,100	-	1,431,000
Stock issued in lieu of cash to creditors	1,446,380	1,400	360,100	-	361,500
Stock issued for cashless exercise of warrants	564,467	600	(600)	-	-
Net loss for the nine months ended June 30, 2014	-	-	-	(1,825,700)	(1,825,700)
Balance at June 30, 2014	100,627,409	$100,600	$56,922,300	$(58,376,400)	$(1,353,500)

	Common Stock		Additional Paid-in	Accumulated
For the nine months ended June 30, 2013	Shares	Amount	Capital	Deficit	Total
BALANCE – September 30, 2012	1,914,175	$1,900	$32,566,700	$(45,643,300)	(13,074,700)
Stock-based compensation	-	-	987,000	-	987,000
Stock issued for officers’ salaries	165,790	200	7,700	-	7,900
Stock issued for note conversion exercised	41,873,745	41,800	3,334,100	-	3,375,900
Stock issued for purchase of common stock	5,890,000	5,900	1,356,800	-	1,362,700
Placement Agent warrants issued	-	-	66,200	-	66,200
Net loss for the nine months ended June 30, 2013	-	-	-	(3,838,500)	(3,838,500)
Balance at June 30, 2013	49,843,710	$49,800	$38,318,500	$(49,481,800)	(11,113,500)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Organization and Nature of Operations

CNS Response, Inc. (“CNS,” “we,” “us,” “our,” or the “Company”) was incorporated in Delaware on March 20, 1987, under the name Age Research, Inc.  Prior to January 16, 2007, the Company (then called Strativation, Inc.) was a “shell company” with nominal assets and our sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.  On January 16, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CNS Response, Inc., a California corporation formed on January 11, 2000 (“CNS California”), and CNS Merger Corporation, a California corporation and the Company’s wholly-owned subsidiary (“MergerCo”) pursuant to which the Company agreed to acquire CNS California in a merger transaction wherein MergerCo would merge with and into CNS California, with CNS California being the surviving corporation (the “Merger”). On March 7, 2007, the Merger closed, CNS California became a wholly-owned subsidiary of the Company, and on the same date the corporate name was changed from Strativation, Inc. to CNS Response, Inc.

The Company is a clinical decision support company with a patented commercial neurometric platform to predict drug response for the treatment of brain disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder (“PTSD”).  The Company has commenced a reimbursed 2,000 patient trial at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital (“Fort Belvoir”) focused on patients with depression, PTSD and mild traumatic brain injury in order to support clinical decisions in the treatment of depression and related disorders.  We are being reimbursed by Walter Reed at a study-specific rate which includes a prorated element for study expenses for each Psychiatric Electroencephalographic Evaluation Registry (“PEER”) Outcome report rendered in the study. Enrollment of study subjects commenced in May 2013, and has continued through May 15, 2014. On May 15, 2014, the study’s principal investigator was directed to suspend enrollment of new subjects into the study pending further investigation of findings stemming from a routine audit. Treatment and tracking of individuals already enrolled in the clinical trial were allowed to continue. The Company has been supporting Investigating Officer’s requests for information via the study leader, Dr. Brett Schneider. We have been advised by WRNMMC leadership that the investigation should complete during August 2014 and study enrollment should resume shortly thereafter.

The Company acquired the Neuro-Therapy Clinic, Inc. (“NTC”) on January 15, 2008, to provide behavioral health care services.  NTC’s operations were discontinued effective September 30, 2012, so that the Company could focus its limited resources on the clinical trial at Walter Reed. NTC is accounted for as a discontinued operation (Refer to Note 3. Discontinued Operations).

At the Company’s 2014 annual meeting of stockholders, held on May 13, 2014 (the “2014 Annual Meeting”), the Company’s common stockholders voted to reappoint the Company’s existing board of directors (the “Board”) to serve until the next annual meeting and until any successor is elected and qualified.

At the 2014 Annual Meeting, the Company’s stockholders also voted in favor of the following proposals:

•	to amend the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”) in order to increase the number of shares of Common Stock, par value $0.001 per share (“Common Stock”), authorized for issuance under the Charter from 150,000,000 to 180,000,000; and
•	to ratify the selection by the Audit Committee of the Company’s Board of Anton & Chia, LLP as the Company’s independent registered accounting firm for the fiscal year ending September 30, 2014

Going Concern Uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has a limited operating history and its operations are subject to certain problems, expenses, difficulties, delays, complications, risks and uncertainties frequently encountered in the operation of a new business. These risks include the ability to obtain adequate financing on a timely basis, the failure to develop or supply technology or services to meet the demands of the marketplace, the failure to attract and retain qualified personnel, competition within the industry, government regulation and the general strength of regional and national economies.

The Company’s continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern. The Company has limited cash resources for its operations and will need to raise additional funds to meet its obligations as they become due.

To date, the Company has financed its cash requirements primarily from debt and equity financings.  The Company will need to raise additional funds immediately to continue its operations and to raise substantial additional funds before the Company can increase demand for its PEER Online services (formerly known as rEEG services). Until it can generate a sufficient amount of revenues to finance its cash requirements, which it may never do, the Company has to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Current Report on Form 10-Q.  The Company continues to explore additional sources of capital but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The accompanying audited and unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Between October 4, 2013 and February 14, 2014, the Company issued an aggregate of 5,900,000 shares of its Common Stock, at a price of $0.25 per share, in private placements to an aggregate of 29 accredited investors. The gross proceeds to the Company were $1,475,000.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and include all of the Company’s accounts and its wholly-owned subsidiaries CNS California and NTC. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2014 and our operating results, cash flows, and changes in stockholders’ deficit for the interim periods presented. The balance sheet as of September 30, 2013 was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended September 30, 2013 which are included in our annual report on Form 10-K, filed with the SEC on December 23, 2013.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and revenues and expenses in the financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include, among others, recoverability of long-lived assets, stock-based compensation, the allowance for doubtful accounts, the valuation of equity instruments, use and other taxes. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments, except as otherwise indicated) necessary for fair presentation for the periods presented as required by Rule 10-01 of Regulation S-X. Actual results could differ from those estimates.

The results of operations for the nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2014.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, an inactive parent company, and its wholly owned subsidiaries CNS California and NTC, which is accounted for as a discontinued operation (Refer to Note 3.Discontinued Operations Transactions). All significant intercompany transactions have been eliminated on consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, doubtful accounts, intangible assets, income taxes, valuation of equity instruments, accrued liabilities, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At June 30, 2014 cash did not exceed the federally insured limit.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Derivative Liabilities

The Company applies Accounting Standards Codification (“ASC”) Topic 815-40, “Derivatives and Hedging,” which provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception in ASC 815-10-15-74. This standard triggers liability accounting on all instruments and embedded features exercisable at strike prices based on future equity-linked instruments issued at a lower rate.  Using the criteria in ASC 815, the Company determines which instruments or embedded features that require liability accounting and records the fair values as a derivative liability. The changes in the values of the derivative liabilities are shown in the accompanying consolidated statements of operations as “loss on derivative liabilities.”

Effective November 28, 2012, the Company, together with the majority of the noteholders of each tranche of notes issued in October 2010, January 2011, October 2011 and February 2011 (the “Notes”) (see Note 4 below), agreed to amend the Notes, pursuant to the terms of the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement (the “Note Agreement”), dated as of October 24, 2012, to (a) extend the maturity date of the Notes to October 1, 2013, (b) set the conversion price at $1.00, subject to adjustment as provided in the Notes and (c) remove full-ratchet anti-dilution protection. In addition, the holders forfeited the warrants they received in connection with the issuance of the Notes, and consented to the 2012 Bridge Financing, the issuance of the October 2012 Notes and to the subordination of the Notes to the October 2012 Notes. Both the convertible notes and warrants had contained ratchet provisions, which under ASC 815 required bifurcation of the conversion feature and warrants for derivative liability treatment. The interest rate on all the Notes remained unchanged at 9% per annum. Using the Black Scholes model, each tranche of Notes, as of November 28, 2012 were valued and compared with the value of the Notes on the prior day with their original maturity dates.  The difference of the two valuation calculations of $556,300 was booked to Other Expenses as a gain on extinguishment of debt.

Since November 28, 2012, with the elimination of the warrants and the removal of the ratchet in the convertible debt instruments, which have subsequently been converted into equity, the Company has had no derivative liabilities.

Fair Value of Financial Instruments

ASC 825-10 (formerly Statement of Financial Accounting Standards (“SFAS”) 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

The Company also analyzes all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”), ASC 815-10 (formerly SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”).

The Company adopted ASC 820-10 (formerly SFAS 157, “Fair Value Measurements”) on January 1, 2008. ASC 820-10 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments; and

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

For the nine months ended June 30, 2014 and 2013, the Company had no derivative liabilities or change in fair valuation thereon. As at June 30, 2014, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection.

Furniture and Equipment

  Fixed assets, which are recorded at cost, consist of office furniture and equipment and are depreciated over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be between three and five years.  Depreciation for the nine months ended June 30, 2014 and 2013 was $7,800 and $10,100 respectively.  Accumulated depreciation at June 30, 2014 and 2013 was $67,100 and $58,500, respectively.

Offering Costs

The Company applies ASC 505-10, “Costs of an Equity Transaction,” for recognition of offering costs. In accordance with ASC 505-10, the Company treats incremental direct costs incurred to issue shares classified as equity, as a reduction of the proceeds. Direct costs incurred before shares classified as equity are issued are classified as an asset until the stock is issued. Indirect costs such as management salaries or other general and administrative expenses and deferred costs of an aborted offering are expensed.

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the nine months ended June 30, 2014 and 2013.

The Company adopted Accounting standards update (“ASU”) 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The new guidance is intended to reduce the complexity and costs of the annual impairment test for indefinite-lived intangible assets by allowing companies to make a qualitative evaluation about the likelihood of impairment to determine whether it should perform a quantitative impairment test.

Accounts Payable

Accounts payable consists of trade payables of which $451,400 is for legal services.

Between November 11, 2013 and December 20, 2013, the Company issued an aggregate of 1,446,380 shares of its Common Stock, as full and complete settlement of trade debt totaling an aggregate of $1,466,800 owed to two creditors who are also accredited investors. The fair market value of the shares that were issued in these transactions was determined to be $0.25 per share. The excess value of $1,105,200 over the fair market value of the issued shares was booked to Other Expenses as a gain on extinguishment of debt.

Revenues

The Company recognizes revenue on services in accordance with the Financial Accounting Standards Board (“FASB”) ASC No. 605, “Revenue Recognition.”  In all cases, revenue is recognized when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and the services are delivered.

Research and Development Expenses

The Company charges all research and development expenses to operations as incurred.

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the nine months ended June 30, 2014, no advertising expenses were incurred. For the nine months ended June 30, 2013 advertising expenses were $6,000.

Stock-Based Compensation

The Company has adopted ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment - revised 2004) and related interpretations which establish the accounting for equity instruments exchanged for employee services. Under ASC 718-20, share-based compensation cost is measured at the grant date based on the calculated fair value of the award (see Note 5 for further discussion on valuations). The expense is recognized over the employees’ requisite service period, generally the vesting period of the award.

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

Comprehensive Income (Loss)

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the nine months ended June 30, 2014 and 2013.

Earnings (Loss) per Share

The Company has adopted GAAP regarding earnings (loss) per share, which requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share.

Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock.

Recent Accounting Pronouncements

Apart from the below-mentioned recent accounting pronouncements, there are no new accounting pronouncements that are currently applicable to the Company.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

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

In April 2013, the FASB issued ASU 2013-07 Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting, in order to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, in order to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

3. DISCONTINUED OPERATIONS

On September 30, 2012, the Company discontinued its Clinical Services Operation at its wholly-owned subsidiary NTC, because the operation had persistent losses which could no longer be supported by the Company. Furthermore, the Company chose to focus its limited cash resources to conduct its clinical trial at Walter Reed.

As of September 30, 2012 the staff of NTC had departed and the premises were vacated. Prior to the clinic’s closure, all patients were sent letters informing them where they could continue their treatment with their usual provider. Two of NTC’s providers joined a nearby psychiatric clinic operated by Compass Health Systems (“Compass”). NTC executed a business associate agreement with Compass to allow the confidential sharing of patient information and to enable the providers to continue to treat their patients. All revenues and operating expenses under this management agreement would belong to Compass. All NTC assets and liabilities incurred prior to October 1, 2012 would remain with the Company.

Summary Financial Data of Discontinued Operations

Revenues, income before income taxes and net loss of NTC which are included in discontinued operations are as follows:

	Three Months ended June 30,
	2014	2013
Neuro-Therapy Clinic
Revenues	$-	$-
Expenses	1,100	1,800
Operating Loss before taxes	$(1,100)	$(1,800)
Taxes	-	-
Net Loss	$(1,100)	$(1,800)

	Nine Months ended June 30,
	2014	2013
Neuro-Therapy Clinic
Revenues	$-	$-
Expenses	4,400	15,200
Operating Loss before taxes	$(4,400)	$(15,200)
Taxes	-	-
Net Loss	$(4,400)	$(15,200)

The assets and liabilities of NTC are as follows:

	June 30,	(Audited) September 30,
	2014	2013
ASSETS:
Cash	$-	$-
Account Receivable	-	-
Prepaid Expenses	-	-
Security Deposit	-	-
Assets of Discontinued Operations	$-	$-

LIABILITIES:
Accounts Payable	$88,500	$88,500
Accrued Payroll Liabilities	100,400	130,000
Note Payable (see Note 8)	16,900	50,000
Liabilities of Discontinued Operations	$205,800	$268,500

4. CONVERTIBLE DEBT AND EQUITY FINANCINGS

During 2010, 2011 and 2012, we entered into five private placement financings of convertible debt. Effective September 30, 2013, all convertible debt, and interest thereon, had been converted into 76,448,279 shares of Common Stock. As of October 1, 2012, the combined outstanding balance of all the below mentioned convertible debt was $8,012,000 with debt discount balance of $824,400. During the nine months ended June 30, 2014 and 2013, the Company amortized $0 and $637,200 of the debt discount respectively.

The five tranches of private placements are summarized below.

1)           The October 2010 Notes: These were approved by the Board on September 26, 2010, for the issuance of approximately $3 million in secured convertible promissory notes, bearing interest at 9% per annum, to be issued by January 31, 2011, and included the exchange of bridge notes, with accrued interest, issued, to two Directors. The October 2010 Notes in the aggregate principal amount of $3,023,900 and warrants to purchase 503,998 (ratchet and reverse split adjusted) shares of Common Stock were issued by November 12, 2010. Subsequently, the warrants that were issued with this transaction were forfeited pursuant to the Note Agreement, dated October 24, 2012 which, also amended the conversion price of the notes to $1.00 per share. A $250,000 note plus $53,300 of interest thereon which was held by SAIL Venture Partners was converted on January 31, 2013, into 303,313 shares of Common Stock at $1.00 per share. The remaining $2,773,900 notes plus $712,000 of interest thereon were converted into 13,943,539 shares of Common Stock pursuant to the offer letter to convert and the Omnibus Note Amendment Agreement, dated August 12, 2013, when all remaining holders of $1.00 convertible debt agreed to convert their notes and interest into shares of Common Stock at $0.25 per share. The combined conversions of the October 2010 Notes of $3,023,900 of principal plus $765,259 of interest converted into 14,246,852 shares.

As of June 30, 2014 and September 30, 2013, no October 2010 Notes were outstanding. During the nine months ended June 30, 2014 and 2013, the Company amortized no debt discount in either period.

2)           The January 2011 Notes: On November 23, 2010, the Board approved an approximate aggregate offering amount of $5 million in subordinated convertible promissory notes, bearing interest at 9% per annum, to be issued by July 31, 2011. From January 20, 2011 through April 25, 2011, the Company issued January 2011 Notes in an aggregate principal amount of $2,500,000 and warrants to purchase 416,674 (ratchet and reverse split adjusted) shares of Common Stock. Subsequently, the warrants that were issued with this transaction were forfeited pursuant to the Note Agreement, dated October 24, 2012, which also amended the conversion price of the notes to $1.00 per share. Six notes in the aggregate amount of $1,000,000 plus $166,500 of interest thereon, which were held by various SAIL entities were converted on January 31, 2013 into 1,166,503 shares of Common Stock at $1.00 per share. The remaining $1,500,000 notes plus $334,100 of interest thereon were converted into 7,336,500 shares of Common Stock pursuant to the offer letter to convert and the Omnibus Note Amendment Agreement which was fully executed on August 12, 2013, when all remaining holders of $1.00 convertible debt agreed to convert their notes and interest into shares of Common Stock at $0.25 per share. The combined conversions of the January 2011 Notes of $2,500,000 of principal plus $500,600 of interest converted into 8,503,003 shares.

As of June 30, 2014 and September 30, 2013, no January 2011 Notes were outstanding. During the nine months ended June 30, 2014 and 2013, the Company amortized no debt discount in either period.

3)           The October 2011 Notes: On September 30, 2011, the Board approved an approximate aggregate offering amount of $2 million in subordinated convertible promissory notes, bearing interest at 9% per annum, to be issued by April 1, 2012. From October 18, 2011 through January 31, 2012, the Company issued October 2011 Notes in an aggregate principal amount of $2,000,000 and warrants to purchase 666,673 (ratchet and reverse split adjusted) shares of Common Stock. Subsequently, the warrants that were issued with this transaction were forfeited pursuant to the Note Agreement, dated October 24, 2012, which also amended the conversion price of the notes to $1.00 per share. The $2,000,000 notes plus $301,400 of interest thereon were converted into 9,205,680 shares of Common Stock pursuant to the offer letter to convert and the Omnibus Note Amendment Agreement which was fully executed on August 12, 2013, when all holders of $1.00 convertible debt agreed to convert their notes and interest into shares of Common Stock at $0.25 per share.

As of June 30, 2014 and September 30, 2013, no October 2011 Notes were outstanding. During the nine months ended June 30, 2014 and 2013, the Company amortized $0 and $277,100 of the debt discount respectively.

4)           The February 2012 Note: On February 29, 2012, the Company raised $90,000 through the sale of a subordinated unsecured February 2011 Note, bearing interest at 9% per annum, and warrant to purchase 30,000 (ratchet and reverse split adjusted) shares of Common Stock. Subsequently, the warrant that was issued with this transaction was forfeited pursuant to the Note Agreement dated October 24, 2012, which also amended the conversion price of the note to $1.00 per share. The $90,000 note plus $11,900 of interest thereon was converted into 407,700 shares of Common Stock pursuant to the offer letter to convert and the Omnibus Note Amendment Agreement which was fully executed on August 12, 2013, when all holders of $1.00 convertible debt agreed to convert their notes and interest into shares of Common Stock at $0.25 per share.

As of June 30, 2014 and September 30, 2013, no February 2012 Notes were outstanding. During the nine months ended June 30, 2014 and 2013, the Company amortized $0 and $15,000 of the debt discount respectively.

5)           The October 2012 Notes: From August 17, 2012 through September 30, 2012, the Company issued five August 2012 Bridge Notes (these August 2012 Notes were subsequently replaced by the October 2012 Notes) in an aggregate principal amount of $400,000 as part of a $2 million bridge financing. No warrants were issued in conjunction with these notes. Furthermore $1,900 of these notes were converted into 40,000 shares of Common Stock prior to September 30, 2012 leaving an aggregate net $398,100 of convertible promissory August 2012 Bridge Notes outstanding.

On October 19, 2012, the August 2012 Bridge Financing Purchase Agreement in connection with the August 2012 Bridge Notes was amended and restated (the “Amended and Restated Bridge Financing Purchase Agreement”) thereby extending the period for closing the sale of August 2012 Bridge Notes from October 15, 2012 to November 30, 2012. Additionally, the revised notes (“October 2012 Notes”) eliminated the mandatory conversion provision (upon a subsequent equity financing) included in the August 2012 Bridge Notes. Otherwise the October 2012 Bridge Notes had substantially the same terms as the August 2012 Notes.

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

Between January 31, 2013 and September 30, 2013, all $1,998,200 of October 2012 Notes and $81,800 of interest thereon were converted into 44,085,044 shares of Common Stock at $0.4718 per share.

As of June 30, 2014 and September 30, 2013, no October 2012 Notes were outstanding. During the nine months ended June 30, 2014 and 2013, the Company amortized $0 and $368,900 of the debt discount respectively.

According to ASC 470-20-55, when a convertible debt instrument is converted to equity pursuant to an inducement offer, the debtor recognizes an expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. The fair value of the securities or other consideration is measured as of the date the inducement offer is accepted by the convertible debt holder. In order to induce the holders of the October 2010 Notes, the January 2011 Notes, the October 2011 Notes and the February 2011 Note for which the original conversion terms were at $1.00 per share of Common Stock, the Board approved a 60-day period whereby the holders of these $1.00 notes could convert their notes at $0.25 per share of Common Stock, provided that 100% of these note holders agreed to convert. Effective August 12, 2013, all $1.00 note holders agreed to convert $7,723,300 of debt and interest thereon into 30,893,419 shares of Common Stock at $0.25 per share. Consequently, the fair value of three of the four shares converted per $1.00 in this transaction were determined to be an inducement to convert and were valued at an aggregate amount of $5,792,500; this amount was expensed as an inducement to convert on August 12, 2013.

5.          STOCKHOLDERS’ DEFICIT

Common and Preferred Stock

On April 2, 2012, the Company announced that on March 30, 2012 it had filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”) to (i) effect a 1-for-30 reverse stock split (“reverse split”) of its Common Stock, effective at 5:00 p.m. Pacific Time on April 2, 2012 (the “Effective Time”), and (ii) simultaneously therewith reduce the number of authorized shares of Common Stock available for issuance under the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), from 750 million to 100 million. Because the Amendment did not reduce the number of authorized shares of Common Stock in the same proportion as the reverse split, the effect of the Amendment was to increase the number of shares of Common Stock available for issuance relative to the number of shares issued and outstanding.

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

As of June 30, 2014, the Company is authorized to issue 195,000,000 shares of stock of which 180,000,000 are Common Stock at par value of $0.001 per share; the remaining 15,000,000 shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board are expressly authorized to provide, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

As of June 30, 2014, 100,627,409 shares of Common Stock were issued and outstanding and no shares of preferred stock were issued or outstanding.

As of June 30, 2014, CNS California is authorized to issue 100,000,000 no par value shares of two classes of stock, 80,000,000 of which was designated as common shares and 20,000,000 of which was designated as preferred shares.

As of June 30, 2014, Colorado CNS Response, Inc. is authorized to issue 1,000,000 no par value shares of Common Stock.

As of June 30, 2014, Neuro-Therapy Clinic, Inc., a wholly-owned subsidiary of Colorado CNS Response, Inc., is authorized to issue 10,000 no par value shares of Common Stock.

As a condition of the November 28, 2012 closing of the 2012 Bridge Financing, the Company also entered into Employment Compensation Forfeiture and Exchange Agreements (the “Forfeiture and Exchange Agreements”) with three of its executive officers, George Carpenter, Paul Buck and Michael Darkoch. Pursuant to these agreements, the executives agreed to waive receipt of and release the Company from the payment of 50% of their salaries accrued from August 31, 2010 to September 30, 2012 (amount waived was $56,250 for George Carpenter, $66,083 for Paul Buck and $43,333 for Michael Darkoch), in consideration for which the Company agreed to issue to such executives a certain number of shares of its Common Stock (56,250 for George Carpenter, 66,083 for Paul Buck and 43,333 for Michael Darkoch). Any remaining accrued salary remains outstanding and shall be paid (i) from time to time at the discretion of the Board to the extent the Board determines that such payment will not jeopardize the ability of the Company to continue as a going concern; or (ii) upon the closing of any single financing transaction (including a single financing transaction that contemplates multiple closings) in which the Company receives proceeds of $5 million or more. Additionally, where applicable, the executives agreed to waive receipt of and release the Company from the payment of any previously approved bonus award. Under the agreements, the Company agreed to indemnify the executives for all federal and state income tax payable and actually paid by the executive related directly to the receipt of the Common Stock, the per share value of which was not expected to be more than the conversion price of the October 2012 Notes which was $0.04718 per share.

From January 18, 2013 through September 30, 2013, the $1,998,200 of October 2012 Note holders converted all their debt and interest thereon into 44,085,044 shares of Common Stock, at a conversion price of $0.04718 per share. (Refer to Note 6. Related Party Transactions)

On January 31, 2013, SAIL Capital Partners converted all their notes convertible at $1.00 in the aggregate principal amount of $1,250,000 and $219,800 of interest thereon into 1,469,816 shares of Common Stock. Of these conversions $250,000 was an October 2010 Note together with interest of $53,300 converted into 303,313 shares of Common Stock at a conversion price of $1.00 per share. $1,000,000 in aggregate were six January 2011 Notes together with interest of $166,500 which converted into 1,166,503 shares of Common Stock at a conversion price of $1.00.

From February 22, 2013 through September 12, 2013, 39 accredited investors purchased an aggregate of 12,180,000 shares of Common Stock at a price of $0.25 per share in private placement transactions. The Company received gross aggregate cash proceeds of $3,045,000. (Refer to Note 6. Related Party Transactions)

On March 26, 2013, the Board resolved to amend the Company’s Charter in order to:

1)	increase the number of shares of Common Stock authorized for issuance under the Charter from 100,000,000 to 150,000,000; and
2)	create one or more series of preferred stock, par value $0.001 per share, and authorize 15,000,000 shares of such preferred stock for issuance.

This amendment to the Charter was approved by more than 80% of the stockholders eligible to vote at the annual meeting of stockholders which was held on May 23, 2013.

On August 12, 2013, pursuant to an offer to all holders of debt convertible into Common Stock at $1.00 per share, all holders agreed to convert $7,723,300 of convertible debt, which included $1,359,400 interest thereon, into 30,893,419 shares of Common Stock, at a per share price of $0.25. (Refer to Note 6. Related Party Transactions)

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

From August 30, 2013 through September 30, 2013, pursuant to a subscription agreement, 10 vendors converted an aggregate $502,100 of trade payables into 2,008,318 shares of Common Stock, par value $0.001, at a price for $0.25 per share. (Refer to Note 6. Related Party Transactions)

From October 4, 2013 through February 14, 2014, 29 accredited investors purchased an aggregate of 5,900,000 shares of Common Stock, at a price of $0.25 per share pursuant to private placements. The Company received gross aggregate cash proceeds of $1,475,000. (Refer to Note 6. Related Party Transactions)

Between November 11, 2013 and December 20, 2013, the Company issued an aggregate of 1,446,380 shares of its Common Stock, as full and complete settlement of trade payables totaling an aggregate $1,466,800 owed to two creditors who are also accredited investors.

On March 21, 2014, the Board resolved to amend the Company’s Charter in order to further increase the number of shares of Common Stock authorized for issuance under the Charter from 150,000,000 to 180,000,000. This amendment to the Charter was approved by more than 65% of the stockholders eligible to vote at the annual meeting of stockholders which was held on May 13, 2014.

Stock-Option Plans

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, Directors and consultants and is administered by the Board. A total of 667,667 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of June 30, 2014, 70,825 options were exercised and there were 501,924 options and 6,132 restricted shares outstanding under the amended 2006 Plan leaving 87,786 shares which will not be issued as the 2006 Plan has been frozen. The outstanding options have exercise prices to purchase shares of Common Stock ranging from $3.60 to $32.70.

In June, 2011, we entered into agreements with the majority of our 2006 Plan option holders pursuant to which holders of options to purchase an aggregate of 439,689 shares of our Common Stock agreed to amend their options to permit exercise only in cash and to limit the period during which the options may be exercised post-termination to 90 days (for employees) and twelve months (for consultants).

On March 22, 2012, our Board approved the CNS Response, Inc. 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”), reserved 333,334 shares of stock for issuance and approved the grant of options to purchase 42,670 shares of Common Stock pursuant to such plan at an exercise price of $3.00 per share, including options to purchase 8,334 shares to each of our Directors Zachary McAdoo and Maurice DeWald.

On December 10, 2012, the Board approved the amendment of the Company’s 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”) to increase the shares authorized for issuance under the 2012 Plan from 333,334 shares to 5,500,000 shares and granted to each of its three existing members as well as to each Richard Turner, Robert Follman, Andrew Sassine and Thomas Tierney (collectively, the “New Board Members”) options to purchase 250,000 shares of its Common Stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share. The options vest evenly over 36 months starting from the date of grant. The Board furthermore granted to each of the five former Directors who had departed the Board effective November 30, 2012, (George Carpenter, Henry Harbin, George Kallins, David Jones, and Maurice DeWald), options to purchase 25,000 shares of its Common Stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share. These options to former Directors are fully vested. Finally, the Board granted to the Company’s executive officers options to purchase shares of its Common Stock pursuant to the 2012 Plan at an exercise price of $0.04718 per share as follows: George Carpenter 1,200,000 shares, Paul Buck 1,400,000 shares and Michael Darkoch 920,000 shares. These options vest in increments of 12.5% at the beginning of each quarter starting from the date of grant.

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

Based on the volume of shares traded on the open market, during the period October 1, 2012 through to January 14, 2013, the date of the option grant, management judged that the Company’s stock was not actively traded as only $36,700 worth of stock was traded on 21 of 50 trading days during this period at prices ranging from $0.49 to $2.50. There had been a recent transaction which closed on November 30, 2012 whereby $2 million of Senior Secured Convertible Notes (“October 2012 Notes”) with a conversion price of $0.04718 were purchased by accredited third party investors. Given the low volume of stock which was not actively traded when compared to the volume of October 2012 Notes purchased, management judged that the pricing of the October 2012 Notes at $0.04718 represented a better determinant of fair value of the Company’s Common Stock on January 14, 2013.

On March 26, 2013, the Board approved the amendment of the Company’s 2012 Plan to increase the shares authorized for issuance under the 2012 Plan from 5,500,000 shares to 15,000,000 shares. The Board also granted options to purchase 250,000 shares of Common Stock to Thomas Tierney upon his election to be Chairman of the Board. These options granted to Mr. Tierney vest evenly over 36 months starting on the date of grant and have an exercise price of $0.25 per share.

Based on the volume of shares traded on the open market, during the period January 1, 2013 through to March 26, 2013, the date of the option grant, management judged that the Company’s stock was not actively traded as only $283,400 worth of stock was traded on 22 of 58 trading days during this period at prices ranging from $0.46 to $0.83. There was a contemporaneous transaction whereby $695,000 worth of a $2.5 million private placement offering of Common Stock at a price of $0.25 per share were purchased by accredited third party investors. Given the low volume of stock which was not actively traded, compared to the volume of the private placement of Common Stock, management judged that the pricing of the private placement of Common Stock at $0.25 per share represented a better determinant of fair value of the Company’s Common Stock on March 26, 2013.

The 2012 Plan, as amended, was approved by our stockholders at the 2013 annual meeting held on May 23, 2013.

On October 8, 2013, the Board granted to the Company’s two executive officers and two senior managers (collectively, the “Managers”) options to purchase shares of its Common Stock pursuant to the 2012 Omnibus Incentive Compensation Plan, as amended (the “2012 Plan”), at an exercise price of $0.25 per share as follows: George Carpenter 435,000 shares, Paul Buck 470,000 shares, Stewart Navarre 385,000 shares and Brian MacDonald 310,000. These options vest pro-rata over 12 months starting from the date of grant. The four managers have agreed to forego a portion of their salaries in fiscal year 2014 as follows: George Carpenter $98,000, Paul Buck $106,500, Stewart Navarre $83,600 and Brian MacDonald $66,700. These executive officers and managers will be paid out of the salaries which were earned and accrued during fiscal year 2012 and fiscal year 2013. The accruals to be paid out are equivalent to the fiscal year 2014 salaries that each of the executive officers and managers agreed to forego in lieu of receiving options.

On November 8, 2013, the Board granted 700,000 options to purchase shares of its Common Stock pursuant to the 2012 Plan, at an exercise price of $0.25 per share to select consultants and staff, excluding the managers.

Based on the volume of shares traded on the open market, during the period July 1, 2013 through to November 8, 2013, which covers the both option grant dates of October 8, 2013, and November 8, 2013, management judged that the Company’s stock was not actively traded, due to the fact that only $180,000 worth of stock was traded on 51 of 93 trading days during this period at prices ranging from $0.30 to $1.74. There was a contemporaneous transaction whereby $2,047,500 worth of stock was purchased in a private placement offering of Common Stock at a price of $0.25 per share by accredited investors. Given the low volume of stock, which was not actively traded, compared to the volume of the private placement of Common Stock, management judged that the pricing of the private placement of Common Stock at $0.25 per share represented a better determinant of fair value of the Company’s Common Stock on the dates that the options were granted.

As of June 30, 2014, 11,490,575 options are issued and outstanding under the 2012 Plan, none of which have been exercised and 3,509,425 remain available for issuance. The outstanding options have exercise prices to purchase shares of Common Stock ranging from $0.04718 to $0.25.

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three months and nine months ended June 30, 2014 and 2013 is as follows:

	For the three months ended June 30,
	2014	2013
Cost of Neurometric Services revenues	$-	$2,700
Research	8,200	21,900
Product Development	55,700	33,600
Sales and marketing	21,300	30,300
General and administrative	87,400	205,000
Total	$172,600	$293,500

	For the nine months ended June 30,
	2014	2013
Cost of Neurometric Services revenues	$5,100	$7,900
Research	55,100	70,800
Product Development	193,900	82,600
Sales and marketing	72,300	129,400
General and administrative	513,300	696,300
Total	$839,700	$987,000

Total unrecognized compensation as of June 30, 2014 amounted to $439,400.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2013	9,749,594	$1.00
Granted	2,300,000	0.25
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2013	12,049,594	$0.86
Granted	-	-
Exercised	-	-
Forfeited	(57,095)	0.13
Outstanding at March 31, 2014	11,992,499	$0.86
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2014	11,992,499	$0.86

Following is a summary of the status of options outstanding at June 30, 2014:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.04718	8,920,300	10 years	$0.04718
0.25	2,527,605	10 years	0.25
3.00	42,670	10 years	3.00
3.60	28,648	10 years	3.60
3.96	32,928	10 years	3.96
9.00	4,525	10 years	9.00
12.00	28,535	10 years	12.00
14.10	10,000	10 years	14.10
15.30	1,373	10 years	15.30
16.50	262,441	10 years	16.50
17.70	953	10 years	17.70
24.00	4,667	10 years	24.00
26.70	32,297	10 years	26.70
28.80	11,767	10 years	28.80
$32.70	83,790	10 years	32.70
Total	11,992,499		$0.86

Warrants to Purchase Common Stock

The warrant activities for the period starting October 1, 2012 through June 30, 2014 are described as follows:

Warrants	Exercise Price $	Issued, Surrendered or Expired in Connection With:
2,164,440		Warrants outstanding at September 30, 2012
(1,617,345)	3.00	Warrants forfeited pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012.
127,173	0.04718	Warrants issued to Monarch Capital who acted as placement agents in raising $60,000 from one investor who purchased October 2012 Notes pursuant to the 2012 Bridge Note October Purchase Agreement described in Note 4.
519,288	0.04718	Warrants issued to Tony Pullen who acted as placement agent in raising $350,000 from three investors who purchased October 2012 Notes pursuant to the 2012 Bridge Note October Purchase Agreement described in Note 4.
100,000	0.25	Warrants issued to D&D Securities Inc. in connection with the Company’s private offering to select accredited investors of shares of restricted Common Stock, par value $0.001 per share, in a private placement agreement dated February 20, 2013.
204,000	0.275	Warrants issued to Monarch Capital who acted as placement agents in raising $510,000 from sixteen accredited investors who purchased restricted Common Stock, par value $0.001 per share, in a private placement agreement dated February 20, 2013 and May 23, 2013.
1,497,556	3.03	Warrants outstanding at September 30, 2013
120,000	0.275	Warrants issued to Monarch Capital who acted as placement agents in raising $300,000 from 11 accredited investors who purchased restricted Common Stock, par value $0.001 per share, in a private placement agreements dated October 2, 2013 and January 8, 2014.
32,200	0.25	Warrants issued to D&D Securities Inc. who acted as placement agents in raising $115,000 from three accredited investors who purchased restricted Common Stock, par value $0.001 per share, in a private placement agreement dated January 8, 2014.
(519,288)	0.04718	Warrants exercised as of January 29, 2013.
(89,021)	0.04718	Warrants exercised as of June 20, 2014.
1,041,447	$4.37	Warrants outstanding at June 30, 2014

As of June 30, 2014, warrants to purchase 1,041,447 shares of the Company’s Common Stock were outstanding. The exercise prices of the outstanding warrants range from $0.04718 to $9.90 with a weighted average exercise price of $4.37. The warrants expire at various times starting 2014 through 2019.

6. RELATED PARTY TRANSACTIONS

On November 28, 2012, pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012, between the Company and the holders of at least a majority in aggregate principal amount outstanding (“Majority Holders”) of each tranche of the Company’s convertible promissory notes issued (the October 2010 Notes, the January 2011 Notes, the October 2011 Notes and the February 2012 Note), all of such notes were amended to (a) extend the maturity date of October 1, 2013, (b) set the conversion price at $1.00, subject to adjustment as provided in the notes and (c) remove full-ratchet anti-dilution protection. In addition, the holders forfeited the warrants they received in connection with the issuance of the notes, and consented to the 2012 Bridge Financing, the issuance of the October 2012 Notes and to the subordination of their notes to these October 2012 Notes. The holders of the above mentioned notes included the following directors or entities beneficially owned by them: John Pappajohn, Walter Schindler, Andrew Sassine, Zachary McAdoo and former director George Kallins. The Company’s Chief Financial Officer, Paul Buck, was also a note holder.

As a condition of the November 28, 2012 closing of the 2012 Bridge Financing, the Company also entered into Employment Compensation Forfeiture and Exchange Agreements (“Forfeiture and Exchange Agreements”) with three of its executive officers, George Carpenter, Paul Buck and Michael Darkoch. Pursuant to these agreements, the executives agreed to waive receipt of and release the Company from the payment of 50% of their salaries accrued from August 31, 2010 to September 30, 2012 (amount waived was $56,250 for George Carpenter, $66,083 for Paul Buck and $43,333 for Michael Darkoch), in consideration for which the Company agreed to issue to such executives a certain number of shares of its Common Stock (56,250 for George Carpenter, 66,083 for Paul Buck and 43,333 for Michael Darkoch). Any remaining accrued salary remains outstanding and shall be paid (i) from time to time at the discretion of the Board to the extent the Board determines that such payment will not jeopardize the ability of the Company to continue as a going concern; or (ii) upon the closing of any single financing transaction (including a single financing transaction that contemplates multiple closings) in which the Company receives proceeds of $5 million or more. Additionally, where applicable, the executives agreed to waive receipt of and release the Company from the payment of any previously approved bonus award. Under the agreements, the Company agreed to indemnify the executives for all federal and state income tax payable and actually paid by the executive related directly to the receipt of the Common Stock, the per share value of which was not expected to be more than the conversion price of the October 2012 Notes which was $0.04718 per share.

On February 6, 2013, the Company filed with the SEC Schedule 14f-1 in connection with the change in a majority of the Board. The 14f-1 was mailed to stockholders of record by February 13, 2013. On December 10, 2012, the Board had approved the appointment of the “New Board Members” to the Board of the Company to fill vacancies. The New Board Members took office as directors on February 25, 2013. Messrs. Turner and Sassine were appointed to the Board as nominees of Equity Dynamics, Inc. (“Equity Dynamics”), an entity owned by Board member John Pappajohn, pursuant to the terms of the governance agreement, dated November 28, 2012, between the Company and Equity Dynamics. Messrs. Tierney and Follman were appointed to the Board as nominees of SAIL Capital Partners, which is affiliated with Board member Walter Schindler, pursuant to the terms of the governance agreement, dated November 28, 2012, between the Company and SAIL Capital Partners.

On August 12, 2013, all of the holders of $1.00 convertible notes (“$1 Note(s)”) (see Note 4 above) converted $1 Note(s) in the aggregate principal amount of $6,363,900, plus $1,359,400 in accrued interest thereon, into shares of Common Stock at the price of $0.25 per share. The conversion followed an amendment of the Notes to permit a temporary reduction in the conversion price from $1.00 per share to $0.25 per share. All $1 Note holders consented to the amendment and converted their Notes and interest thereon at a conversion price of $0.25 per share of Common Stock with the resultant issuance of 30,893,419 shares. The $1 Note holders included four affiliates of the Company:

•	Mr. John Pappajohn, a Director of the Company, converted six notes with an aggregate principal amount of $1,511,700, plus $317,900 of interest thereon, into 7,318,229 shares of Common Stock;
•	Mr. Andy Sassine, a Director of the Company, converted two notes with an aggregate principal amount of $700,000, plus $174,600 of interest thereon, into 3,498,200 shares of Common Stock;
•	Mr. Zach McAdoo, a Director of the Company, converted three notes held by the Zanett Opportunity Fund, Ltd., of which he is the President, with an aggregate principal amount of $380,000, plus $57,200 of interest thereon, into 1,748,720 shares of Common Stock;
•	Mr. Paul Buck, the Chief Financial Officer of the Company, converted one note with a principal amount of $75,000, plus $14,900 of interest thereon, into 359,450 shares of Common Stock.

Transactions with Henry T. Harbin, Former Director

Dr. Henry Harbin resigned his directorship on November 18, 2012, by which time the Company had accrued $90,000 to be paid on Dr. Harbin’s consulting agreement. Dr. Harbin’s consulting agreement started in January 2010, and continued until December 2012. Effective January 2013, Dr. Harbin entered into a new consulting agreement with the Company originally terminating on December 31, 2013 and with two automatic annual renewal options. These renewal options would engage Dr. Harbin for his consulting services through December 2015. As compensation for his new consulting services, on January 14, 2013 Dr. Harbin was granted options to purchase 850,000 shares of Common Stock at an exercise price of $0.04718 per share. These shares vest evenly over 36 months starting at the date of the grant. Because Dr. Harbin understood the Company’s cash constraints, he forgave the Company’s $90,000 debt to him, which had been accrued on his earlier consulting agreement.

Transactions with John Pappajohn, Director

On November 24, 2010 and on March 22, 2012 the Board of Directors, excluding Mr. Pappajohn, ratified an engagement agreement with Equity Dynamics, Inc. (“Equity Dynamics”), a company owned by Mr. Pappajohn, in order to provide financial advisory services assisting the Company with the its fundraising efforts for a monthly retainer of $10,000, plus out-of-pocket expenses.  This agreement had been terminated, however, as of September 2013 the Company had accrued $157,600 of consulting fees plus $42,400 in expenses incurred on behalf of the Company for an aggregate of $200,000 due to Equity Dynamics. Mr. Pappajohn assigned the $200,000 debt to third parties. On September 20, 2013, the Company entered into subscription agreements with the five accredited investors who had been assigned the debt and issued them in aggregate 800,000 shares of Common Stock at $0.25 per share.

On November 28, 2012, an October 2012 Note in the aggregate principal amount of $500,000 was issued to Mr. Pappajohn in exchange for $300,000 cash and the two short-term loans aggregating $200,000 which had been issued on April 26, 2012 and May 25, 2012 in exchange for cash. On January 25, 2013, Mr. Pappajohn converted $200,000 of his October 2012 Note plus interest thereon into 4,300,551 shares of Common Stock at a conversion price of $0.04718 per share. On March 21, 2013, Mr. Pappajohn converted the remaining $300,000 of his October 2012 Note plus interest thereon into 6,538,258 shares of Common Stock at a conversion price of $0.04718 per share.

On August 30, 2013, Mr. Pappajohn purchased an aggregate of 400,000 shares of Common Stock at a price of $0.25 per share pursuant to a private placement offering memorandum for which the Company received gross aggregate cash proceeds of $100,000.

Transactions with Walter L. Schindler, Director

Mr. Schindler is a Director and the Managing Partner of SAIL Capital Partners which is the general partners of all the SAIL entities except for SAIL Holding, LLC which is controlled directly by Mr. Schindler. On August17, 2012, the Company issued an October 2012 Note in the aggregate principal amount of $100,000 to SAIL Holdings, LLC in exchange for cash. On October 26, 2012 the Company issued three additional October 2012 Notes for the aggregate amount of $90,000 in exchange for cash to the following SAIL entities:- SAIL 2010 Co-Investment Partners, LP, $20,000; SAIL 2011 Co-Investment Partners, LP, $20,000; SAIL Venture Partners II, LP $50,000.

 On January 31, 2013, the SAIL entities converted all their convertible notes in the aggregate principal amount of $1,440,000 and $226,200 of interest thereon into 5,631,699 shares of Common Stock. Of these conversions $250,000 was an October 2010 Note together with interest of $53,300 converted into 303,313 shares of Common Stock at a conversion price of $1.00 per share. $1,000,000 in aggregate were six January 2011 Notes together with interest of $166,500 which converted into 1,166,503 shares of Common Stock at a conversion price of $1.00. And lastly, $190,000 in aggregate were four October 2012 Notes together with interest of $6,400 which converted into 4,161,883 shares of Common Stock at a conversion price of $0.04718 per share. All these shares were converted by Walter Schindler, on behalf of all the various SAIL entities.

On September 12, 2013, SAIL Venture Management, LLC (“SAIL VM”) an entity managed by Mr. Schindler, entered into a subscription agreement to settle a debt with Common Stock at $0.25 per share. $45,500 was owed by the Company for expenses paid on its behalf by SAIL VM which was issued 181,974 shares of Common Stock to settle that debt.

Transactions with Thomas T. Tierney, Chairman of the Board

On August 21, and September 6, of 2012 two October 2012 Notes in the aggregate principal amount of $200,000 were issued in exchange for cash to the Thomas T. and Elizabeth C. Tierney Family Trust (the “Tierney Family Trust”), an accredited investor, of which Thomas T. Tierney is a trustee. As of February 25, 2013, Mr. Tierney was empanelled as a Director of the Company. As of January 31, 2013, the Tierney Family Trust converted its two October 2012 Notes, in aggregate $200,000, plus interest thereon into 4,403,349 shares of Common Stock at a conversion price of $0.04718 per share.

The Tierney Family Trust has made multiple additional investments pursuant to a series of subscription agreements all of which were the result of private placements of unregistered stock at $0.25 per share. All individual transactions were in tranches of $100,000 for the purchase of 400,000 shares and the Company received gross cash proceeds of $100,000 on each occasion. These transactions occurred on the following dates: March 18, July 22, August 30 and September 9 of 2013 and January 13 and February 12 of 2014. In aggregate the Tierney Family Trust has purchased 2,400,000 shares at $0.25 per share for $600,000 gross cash proceeds to the Company.

Transactions with Robert J. Follman, Director

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

The Follman Trust has made multiple additional investments pursuant to a series of subscription agreements all of which were the result of private placements of unregistered stock at $0.25 per share. All individual transactions were in tranches of $100,000 for the purchase of 400,000 shares and the Company received gross cash proceeds of $100,000 on each occasion. These transactions occurred on the following dates: August 16 and September 11 of 2013 and January 17 and February 14 of 2014. In aggregate the Follman Trust has purchased 1,600,000 shares at $0.25 per share for $400,000 gross cash proceeds to the Company.

Transactions with Andrew Sassine, Director

On November 28, 2012, we issued an additional October 2012 Note in the principal amount of $25,000 to Mr. Sassine in exchange for cash. On February 25, 2013, Mr. Sassine was empanelled as a Director of the Company. On April 30, 2013, Mr. Sassine converted his October 2012 Note and interest thereon to into 550,021 shares of Common Stock at a conversion price $0.04718 per share.

Transactions with George Carpenter, Chief Executive Officer

On November 28, 2012, we issued October 2012 Notes in exchange for cash in the aggregate principal amount of $50,000 to Mr. George Carpenter, the Chief Executive Officer of the Company. On March 27, 2013, Mr. Carpenter converted his October 2012 Note and interest thereon into 1,091,299 shares of Common Stock at a conversion price of $0.04718 per share.

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates, an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. For the thirteenth-month period through June 30, 2014, we have paid $125,000 to Decision Calculus Associates.

On January 28, 2014, Mr. and Mrs. Carpenter invested $50,000 for 200,000 shares of Common Stock at $0.25 per share pursuant to a private placement offering memorandum dated January 8, 2014. The Company received gross cash proceeds of $50,000.

Transactions with Paul Buck, Chief Financial Officer

Mr. Buck has made multiple additional investments pursuant to a series of subscription agreements all of which were the result of private placements of unregistered stock at $0.25 per share. On February 22 and August 28 of 2013 Mr. Buck made two investments $12,500 each for an aggregate 100,000 shares of Common Stock at $0.25 per share pursuant to a subscription agreements for which the Company received gross cash proceeds of $25,000.

On February 12, 2014, Mr. Buck invested $25,000 for 100,000 shares of Common Stock at $0.25 per share pursuant to a subscription agreement for which the Company received gross cash proceeds of $25,000.

Transactions with Extuple Limited Partnership, Greater than 5% Shareholder

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

Transactions with Mark and Jill Oman, Greater than 5% Shareholder

On November 29, 2012, an October 2012 Note in the aggregate principal amount of $250,000 was issued in exchange for cash to Mark and Jill Oman (the “Omans”), who are accredited investors. On April 30, 2013, the Omans converted their October 2012 Note and interest thereon into 5,500,212 shares of Common Stock at a conversion price of $0.04718 per share.

On June 11, 2013, the Omans invested an additional $250,000 for an aggregate of 1,000,000 shares of Common Stock at a price of $0.25 per share pursuant to a subscription agreement. The Company received gross cash proceeds of $250,000. Of the issued shares, 800,000 shares are held and their own name and 200,000 are held in the name of an entity which they control.

On August 30, 2013, the Omans invested a further $100,000 for an aggregate of 400,000 shares of Common Stock at a price of $0.25 per share pursuant to a subscription agreement for which the Company received gross cash proceeds of $100,000.

7. LOSS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the three months and nine months ended June 30, 2014 and 2013, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months ended June 30, 2014 and 2013 are as follows

	Three months ended June 30,
	2014	2013
Net Loss for computation of basic and diluted net loss per share:
From continuing operations	$(1,017,700)	$(1,332,200)
From discontinued operations	(1,100)	(1,800)
Net loss	$(1,018,800)	$(1,334,000)
Basic and Diluted net loss per share:
From continuing operations	$(0.01)	$(0.03)
From discontinued operations	(0.00)	(0.00)
Basic net loss per share	$(0.01)	$(0.03)

Basic and Diluted weighted average shares outstanding	100,573,956	42,691,256

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	-	15,484,248
Warrants	1,100,794	1,344,222
Options	11,992,499	9,749,594

A summary of the net loss and shares used to compute the loss per share for the nine months ended June 30, 2014 and 2013 are as follows:

	Nine months ended June 30,
	2014	2013
Net Loss for computation of basic and diluted net loss per share:
From continuing operations	$(1,821,300)	$(3,823,300)
From discontinued operations	$(4,400)	$(15,200)
Net loss	$(1,825,700)	$(3,838,500)
Basic and Diluted net loss per share:
From continuing operations	$(0.02)	$(0.17)
From discontinued operations	$(0.00)	$(0.00)
Basic net loss per share	$(0.02)	$(0.17)

Basic and Dilutive weighted average shares outstanding	98,546,223	22,336,772

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	-	28,520,408
Warrants	1,222,450	1,064,338
Options	11,768,663	7,429,517

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

Since June 2009, the Company has been involved in litigation against Leonard J. Brandt, a stockholder, former Director and the Company’s former Chief Executive Officer (“Brandt”) in the Delaware Chancery Court, the Supreme Court of the State of Delaware and the United States District Court for the Central District of California. Other than current actions described below, the Company has prevailed in all actions or the matters have been dismissed.

On April 11, 2011, Brandt and his family business partnership Brandt Ventures, GP, filed an action in the Superior Court for the State of California, Orange County against the Company, one of its stockholders, SAIL Venture Partner, LP, and Mr. David Jones, a former member of the Board, alleging breach of a promissory note agreement entered into by Brandt Ventures, GP and the Company and alleging that Mr. Brandt was wrongfully terminated as Chief Executive Officer in April, 2009.  The Company was served with a summons and complaint in the action on July 19, 2011.

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

Discovery is ongoing and the Company continues to aggressively defend the action. A trial date had originally been set for May 2014; however, plaintiffs’ counsel requested a continuance until August 2014 to which the Company agreed. Subsequently on June 18, 2014, at plaintiffs’ counsel’s request, the Company entered into a Standstill and Tolling Agreement whereby the plaintiffs agreed to execute a dismissal of all the claims without prejudice with the ability to re-file the third amended complaint, without change, on or before June 18, 2015. The Company believes that this agreement effectively postpones further litigation of this matter by six to twelve months. The Company believes that the third amended complaint, like the prior complaints, is without merit. The Company has not accrued any amounts related to this matter. The action is captioned Leonard J. Brandt and Brandt Ventures, GP v. CNS Response, Inc., Sail Venture Partners and David Jones, case no. 30-2011-00465655-CU-WT-CJC.

The Company has expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  The Company does not know whether Mr. Brandt will institute additional claims against the Company and the defense of any such claims could involve the expenditure of additional resources by the Company.

Lease Commitments

The Company has its current Headquarters and Neurometric Services business premises located at 85 Enterprise, Aliso Viejo, California 92656 since February 2010.  On February 6, 2014, we signed a 24 month extension to our lease for our current location. The lease period commenced on February 1, 2014 and terminates on January 31, 2016. The monthly rent for months one through 13 is $4,349; the months of February 2014 and January 2015 are abated; the monthly rent for months 14 through 24 is $4,523.

The Company leased space for its Clinical Services, our discontinued operation, under an operating lease.  The original lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility had an average cost for the lease term of $5,100 per month. These premises were vacated on September 30, 2012 and the Company fully accrued the remaining outstanding balance of the lease through April 30, 2013, which had remained outstanding. As a key term in the lease extension, the landlord had required that the Company, rather than NTC, bear the financial responsibility for this lease. We negotiated a settlement with the landlord to structure the payoff of the lease with a promissory note of $50,000 bearing interest at 5% per annum with 13 payments over 12 months. The first six payments were at $2,000 per month and the subsequent six payments at $5,685 per month with a final payment of $5,685 due on September 30, 2014. The remaining promissory note obligation is $16,900.

The Company incurred rent expense from continuing operations of $12,200 and $12,400 for the three months ended June 30, 2014 and 2013, respectively, and $32,800 and $35,300 for the nine months ended June 30, 2014 and 2013, respectively.

On November 8, 2010 we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months ending October 2014 and the monthly payment is $412. As of June 30, 2014 the remaining lease obligation is $1,600 for fiscal year 2014.

On April 24, 2013 we entered into another financial lease to acquire additional EEG equipment costing $8,900.  The term of the lease is 36 months ending May 2016 and the monthly payment is $325. As of June 30, 2014 the remaining lease obligation is $6,300, which is $700, $3,100 and $2,500 for fiscal years 2014, 2015 and 2016, respectively.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3-5 years	More than 5 years

Capital Lease Obligations	$7,900	$5,400	$2,500	-	-
Operating Lease Obligations	80,400	13,000	67,400	-	-
Note Payable, discontinued operation’s	16,900	16,900	-
Total	$105,200	$35,300	$69,900	-	-

9. SUBSEQUENT EVENTS

Events subsequent to June 30, 2014 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading. The following events occurred since June 30, 2014.

Between July 8, 2014 and July 23, 2014, the Company sold and issued an aggregate of 1,040,000 shares of its Common Stock, at a price of $0.25 per share, in a private placement to six accredited investors, for which it received gross cash proceeds of $260,000. These investors included our Chairman, Thomas Tierney, and Director, Robert Follman, who each purchased 400,000 shares of Common Stock for $100,000 each; an entity beneficially owned by our Director, Walter Schindler, that purchased 40,000 shares of Common Stock for $10,000; our Chief Executive Officer, George Carpenter and his wife Jill Carpenter, purchased 50,000 shares of Common Stock for $12,500; our Chief Financial Officer, Paul Buck, also purchased 50,000 shares of Common Stock for $12,500.

The related subscription agreement, dated as of July 8, 2014, between the investors and the Company provides that shares with an aggregate value of up to $1.0 million may be issued by the Company in the private placement until July 31, 2014, unless extended or terminated earlier by the Board. The private placement is not subject to a minimum subscription amount and the Company cannot provide any assurances that it will receive any particular amount of proceeds in the private placement.

The private placement is being made pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, as the shares of Common Stock are being issued to accredited investors, without a view to distribution, and are not issued through any general solicitation or advertisement. The shares of Common Stock have not been, and will not be, registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. (“CNS,” “we,” “us,” “our,” or the “Company”) for the three and nine months ended June 30, 2014 and 2013.  Except for historical information, the matters discussed in this management's discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our inability to raise additional funds to support operations and capital expenditures;

•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

•	our inability to successfully compete against existing and future competitors;

•	our inability to manage and maintain the growth of our business;

•	our inability to protect our intellectual property rights; and

•	other factors discussed under the headings “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year ended September 30, 2013 and this Quarterly Report on Form 10-Q.

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

Overview

We are a clinical decision support company with a patented commercial neurometric platform to predict drug response for treatment of brain disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder (“PTSD”).  We have commenced a reimbursed 2,000 patient trial at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital (“Fort Belvoir”) focused on patients with depression, PTSD and mild traumatic brain injury (“mTBI”) in order to support clinical decisions in the treatment of depression and related disorders.  We are being reimbursed by Walter Reed at a study-specific rate which includes a prorated element for study expenses for each Psychiatric Electroencephalographic Evaluation Registry (“PEER”) Outcome report rendered in the study. Enrollment of study subjects commenced in May 2013, and has continued through May 15, 2014. On May 15, 2014, the study’s principal investigator was directed to suspend enrollment of new subjects into the study pending further investigation of findings stemming from a routine audit. Treatment and tracking of individuals already enrolled in the clinical trial were allowed to continue. The Company has been supporting Investigating Officer’s requests for information via the study leader, Dr. Brett Schneider. We have been advised by WRNMMC leadership that the investigation should complete during August 2014 and study enrollment should resume shortly thereafter.

Clinical Services- Discontinued Operation

In January 2008, we acquired the Neuro-Therapy Clinic, Inc. (“NTC”), which upon the completion of the transaction became a wholly-owned subsidiary. NTC operated a psychiatric medication management practices in the state of Colorado. NTC’s operations were discontinued effective September 30, 2012, so that the Company could focus its limited resources on the clinical trial at Walter Reed. Consequently, NTC is accounted for as a discontinued operation.

Working Capital

At June 30, 2014, we had cash of $63,900. We are unable to pay all our obligations as they become due and we are in arrears on paying certain of our creditors.  If we are unable to raise additional funds immediately or reach some accommodations with our creditors, we will likely be required to cease our operations.

Since our inception, we have generated significant net losses. As of June 30, 2014, we had an accumulated deficit of approximately $58.4 million; and as of June 30, 2013, our accumulated deficit was approximately $49.2 million. We had net loss of $1,825,700 for the nine months ended June 30, 2014, versus a net loss of $3,838,500 for the nine months ended June 30, 2013. The reduction in the net loss for the nine months ended June 30, 2014 was due to other income of $1.1 million, primarily from the gain on extinguishment of debt; for the same period in the prior year, the $0.8 million loss was mainly related to an expense of $1.2 million of accrued interest offset by $0.6 million gain on extinguishment of debt.

Assuming we are able to continue our operations, we expect our net losses to continue for the next eighteen to twenty-four months. We anticipate that a substantial portion of any capital resources and efforts would be focused on our clinical trial being conducted at Walter Reed and Fort Belvoir, followed by the scale-up of our commercial organization, further research, product development and other general corporate purposes, including the payment of legal fees incurred as a result of our litigation. We anticipate that future research and development projects would be funded by grants or third-party sponsorship, along with funding by the Company if we can identify investors. If we are unable to continue the trial commenced at Walter Reed and Fort Belvoir, we will need to see alternative strategies for commercializing our technology.

As of June 30, 2014, our current liabilities of approximately $1.55 million exceeded our current assets of approximately $0.17 million by approximately $1.39 million.  During the fiscal year ended September 30, 2013, we were successful in converting all $9.6 million of our convertible debt, and interest of $1.7 million thereon, to equity; we also negotiated settlements with stock in lieu of cash with ten of our trade creditors to settle $0.5 million owed to them. During the early part of the nine months ended June 30, 2014, we had further negotiated settlements with two of our largest trade creditors whereby we settled $1.46 million of debt with approximately 1.45 million shares of our common stock, par value $0.001 per share (“Common Stock”). These actions have significantly reduced our working capital deficit by $9.80 million from $11.15 million as of June 30, 2013 to $1.35 million as of June 30, 2014.

 Between October 4, 2013 and February 14, 2014, we raised an additional $1,475,000 in a private placement of Common Stock at $0.25 per share from 29 accredited investors who purchased an aggregate of 5,900,000 shares of Common Stock. We will need to raise additional funds immediately to continue support of our clinical trial at Walter Reed and Fort Belvoir and its expansion to other military and Veterans Administration (“VA”) locations. Furthermore, additional funding will be required before we can significantly increase the demand for our PEER Online services.

We are actively exploring additional sources of capital; however, we cannot offer assurances that additional funding will be available on acceptable terms, or at all, especially given the prevailing economic and market conditions. Even if we were to raise additional funds, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial additional portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting the funds available for our business activities. If adequate funds are not available, it will likely force us to cease operations or would otherwise have a material adverse effect on our business, financial condition and/or results of operations.

Recent Developments

2014 Annual Meeting of Stockholders

At the 2014 annual meeting of stockholders of the Company, held on May 13, 2014 (the “2014 Annual Meeting”), the holders of 65%, or 65,377,238, of the Company’s 100,547,230 shares of Common Stock issued and outstanding as of the record date of April 4, 2014, voted to elect each of the following directors to serve until the next annual meeting and until his successor is elected and qualified:

Director	Votes For	Votes Withheld	Broker Non-Votes
Thomas Tierney	61,401,842	55,698	3,919,698
Walter Schindler	50,769,446	10,688,094	3,919,698
Zachary McAdoo	61,401,841	55,699	3,919,698
Richard Turner	61,401,841	55,699	3,919,698
John Pappajohn	61,248,930	208,610	3,919,698
Andrew Sassine	61,401,841	55,699	3,919,698
Robert Follman	61,401,842	55,698	3,919,698

At the 2014 Annual Meeting, the Company’s stockholders also voted on the following proposals:

Proposal	For	Against	Abstain	Broker Non-Votes
To amend the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”) in order to increase the number of shares of Common Stock, par value $0.001 per share, authorized for issuance under the Charter from 150,000,000 to 180,000,000	64,002,225	1,375,013	-	-

To ratify the selection by the Audit Committee of the Company’s Board of Directors of Anton & Chia, LLP as the Company’s independent registered accounting firm for the fiscal year ending September 30, 2014	64,743,380	625,988	7,870	N/A

Research

On January 23, 2013, we received a memorandum from the Commander of Walter Reed confirming approval by the Walter Reed Institutional Review Board on November 30, 2012, of the Company’s protocol to conduct a multi-site clinical trial of our PEER technology. The project title of the clinical trial is “Use of PEER Interactive to inform the prescription of psychotropic medications to patients with behavioral disorders.”

During the clinical trial at Walter Reed and Fort Belvoir, military physicians are treating volunteer subjects with a diagnosis of depression. These subjects may also have comorbid disorders, such as PTSD, mTBI, and other psychiatric disorders. If we are permitted to continue to enroll new participants, we intend to enroll approximately 2,000 patients into the study. We hope to add additional sites, including Boston region VA medical facilities, to the trial. The Henry M. Jackson Foundation has joined the Company as a research partner, providing clinical trial support in all locations.

The clinical trial is a prospective, randomized, multi-site, double blind study of the utility of PEER Interactive in improving medication outcomes in mental health. Subjects are randomly assigned to a Control Group (the subject receives treatment as usual) or an Experimental Group (the subject’s prescriptions are informed by the individual’s PEER Report). The study commenced in February 2013, with the recruitment, hiring and training of clinical research personnel.   Enrollment of study subjects commenced in May 2013, and continued through May 15, 2014. On May 15, 2014, the study’s principal investigator was directed to suspend enrollment of new subjects into the study pending further investigation of findings stemming from a routine audit. Treatment and tracking of individuals already enrolled in the clinical trial were allowed to continue. The Company has been supporting the Investigating Officer’s requests for information via the study leader, Dr. Brett Schneider. We have been advised by Walter Reed leadership that the investigation should complete during August 2014 and, providing there are no unsatisfactory findings, we would anticipate that study enrollment should resume shortly thereafter.

On June 30, 2014, the Company was advised by the editor of the Journal of Neuropsychiatric Disease and Treatment – the journal of the International Neuropsychiatric Association (“INA”) that the scientific paper authored by Col. Brett Schneider, the clinical trial’s Principal Investigator and four co-authors, had completed peer-review and was accepted for publication. The scientific paper focuses on the analysis of the interim results of the first 150 patients enrolled in the study. The results of the interim analysis, which will be published upon clearance by Walter Reed leadership, were consistent with the results of prior studies summarized below:

•	In the treatment of patients with depression, physicians following the PEER Report had outcomes that were two to three times better than for physicians who did not prescribe according to the PEER Report. This result is consistent with the Depression Efficacy Study below.

•	Physicians who prescribed psychotropic drugs according to the PEER Report also saw a significant reduction of suicidal ideation in their patients as opposed to physicians who did not prescribe according to the PEER Report. This was consistent with the Commercial Payer Analysis below.

•	The results of the study also supported the positive effects of patients washing out of their drugs prior to the administration of the baseline EEG, which is used to generate the PEER Report. The benefits of washing out of medication are consistent with the findings in our earlier-published Polypharmacy paper.

•	We anticipate that a second scientific paper based on a larger number of study enrollees will be generated for publication within the next six to nine months. We also anticipate that the clinical trial will be expanded to include additional military and VA medical treatment facilities.

In accordance with the contract, the U.S. Military is obligated to pay $540 for each PEER Report generated for the trial and payments have been made consistently within approximately thirty days from invoicing. Approximately 60 PEER Reports have been provided to Walter Reed and Fort Belvoir at no charge. As of January 2013, we have received a $54,000 grant from a philanthropic organization to pay for any subsequent study tests not covered by the U.S. Military contract. We have located EEG and computer equipment at both Walter Reed and Fort Belvoir. Col (Ret) Stewart Navarre, Vice President of Government Accounts, temporarily relocated to Bethesda, Maryland, for the bulk of calendar year 2013 to commence and oversee the clinical trial. He is currently commuting frequently to Bethesda, Maryland to conduct study monitor activities at Walter Reed and Fort Belvoir.

On July 18, 2014, we were notified that the Senate Department of Defense Appropriations Committee (“Committee”) had referred to the Company’s clinical trial being conducted at Walter Reed and Fort Belvoir in the following manner as excerpted from page 256 of the Department of Defense Appropriations Bill, 2015, which was passed unanimously by the Committee:

Prescription Effectiveness of Psychotropic Medications.—The Committee supports the Department’s efforts to treat patients diagnosed with behavioral health disorders and believes that recent efforts to use database-supported methods in order to increase the accuracy and effectiveness of prescription practices for mental health medications may not only achieve cost savings but also improve patient care. The Committee understands that this research is currently taking place at Walter Reed National Military Medical Center and Fort Belvoir Community Hospital and encourages its expansion to additional sites as preliminary findings have shown promising results.

The correlation of Quantitative EEG variables with individual medication outcomes has become a well-established scientific principle over the past two decades, as documented in over 80 studies involving over 3,000 patients. Of these studies 12 were done by the Company.

During 2011 and 2012, we released the results of several studies as follows:

Depression Efficacy Study:  Over the last few years, we have been primarily focused on demonstrating the efficacy of PEER Report-informed treatments through multiple clinical trials. The largest of these — the Depression Efficacy Trial — was a multi-center, randomized, parallel controlled trial completed in 2009 at 12 academic and commercial sites, including Harvard University, Stanford University, Cornell University, University of California Irvine, Rush University and other sites. The study began in late 2007 and was completed in September 2009. The study screened 465 potential subjects with Treatment-Resistant Depression and ultimately randomized 114 participants to a 12-week course of treatment utilizing PEER Reports in the experimental group and a modified STAR*D algorithm in the control group (STAR*D, or Sequenced Treatment Alternatives to Relieve Depression, was a large, seven-year study sponsored by the National Institute of Mental Health that was completed in 2006). Primary clinical outcome measures included the Quick Inventory of Depression Symptomology (QIDS-SR16) and the Quality of Life Enjoyment and Satisfaction Questionnaire (Q-LES-Q-SF). Top-line results were consistent with previous trials of PEER Reports:

•	The study found that physicians using PEER Reports significantly outperformed the modified STAR*D treatment algorithm beginning at week 2. The difference, or separation, between PEER Reports and the STAR*D control group was 50 and 100 percent for the study’s two primary endpoints. By contrast, separation between a new treatment and a control group often averages less than 10 percent in antidepressant studies. Separation was achieved early (in week 2) and was durable, continuing to grow through week 12.

•	Statistical significance (p <.05) was achieved on all primary and most secondary endpoints.

Commercial Payer Analysis:   During 2011, a retrospective analysis was conducted of physician reports and health records of patients who were members of several of the Nation’s largest managed care networks. The results were published in Neuropsychiatric Disease and Treatment - the journal of the INA. The paper, “Measuring Severe Adverse Events and Medication Selection Using A ‘PEER Report’ for Non-Psychotic Patients: A Retrospective Chart Review,” was authored by Daniel Hoffman M.D., of the Neuro-Therapy Clinic, Charles DeBattista M.D., of the Stanford University School of Medicine, Rob Valuck, Ph.D., from the University of Colorado Health Sciences Center and Dan Iosifescu, M.D., of the Mood and Anxiety Disorders Program, Mount Sinai School of Medicine and Harvard University Faculty. The analysis of 257 evaluable patient records for the period starting in 2003 through mid-2011 represents cases in which the prescribers utilized PEER Outcome Reports for these patients. The analysis found that prescribers using the PEER Outcomes reported reduced trial-and-error pharmacotherapy through the following findings:

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

Medco Analysis:   In 2011, the Company signed an agreement with Medco Health Services Inc. to analyze historical PEER Outcome results in terms of Medco drug and healthcare claims datasets. Approximately 2,200 matching records were analyzed, yielding about 211 patients for whom 365 days of continuous claim data were available before and after the test. Based on these data, the Company’s consultants assessed the performance of physicians before and after testing. Findings include:

•	significant changes in physician prescribing behavior: approximately 92% of physicians receiving PEER Outcome reports changed pharmacotherapy strategies post-test, with over half changing every single medication; and

•	increased proportion of generic prescribing: (generic utilization increased 32% after receipt of PEER Outcome reports).

Medco Research performed an analysis of the tested group against a control cohort of patients in its database matched by age, sex, disease-chronicity and prescription profile.

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

Eating Disorders Study: In November 2011, we published in Neuropsychiatric Disease and Treatment - the journal of the INA, a paper entitled “Retrospective Chart Review of a Referenced EEG Database in Assisting Medication Selection for Treatment of Depression in Patients with Eating Disorders.” The physicians reviewed two-year pre-treatment data and between two- to five-year follow-up data, and found that study patients experienced significantly decreased depressive symptoms and overall 53 percent fewer hospitalization days, which significantly reduced overall healthcare costs. In addition, according to the study, the wide variety of medications successfully used to treat study patients suggests there is no single class of medications for treating eating disorders. Instead, by developing individual treatment regimens, correlated to a patient’s unique neurophysiology, physicians were able to achieve significant reductions in trial-and-error practice. The subjects had previously failed an average of 5.7 medications over an average of nine years.

The study group focused on 22 eating disorders patients with a median age of 21 years. The average age of onset of eating disorders symptoms was 15.6 years. The primary comorbid diagnosis for each patient included either major depressive disorder (MDD) for 18 (82%) of the patients or bipolar disorder for four (18%) of the patients. Additionally, 12 individuals were diagnosed with comorbid obsessive-compulsive disorder (OCD), three with attention deficit disorder (ADHD), five with past alcohol abuse/dependence, six with generalized anxiety disorder (GAD), and one with PTSD. According to the study:

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

Polypharmacy Paper:   We published an additional paper in Neuropsychiatric Disease and Treatment - the journal of the INA, entitled “Polypharmacy or Medication Washout: An Old Tool Revisited”. The paper includes a comparison of the advantages and risks from using medication washout compared to polypharmacy with treatment-resistant patients. Polypharmacy is a common medical practice in which physicians prescribe additional psychiatric medications on top of previous medications already being used for a patient. This can result in patients being on too many drugs with the potential for harmful side effects. When done appropriately, washing medications out of select patients can be valuable in supporting better patient diagnosis and assessing medication needs, and can reduce the risks resulting from unknown drug interactions. While some patients will still need more than one medication as part of their treatment regimen, the ultimate goal is to determine which medications are necessary and effective for an individual patient. The paper highlights previous study findings and current data related to medication washout and polypharmacy, including:

•	A recently reported study, Combining Medication to Enhance Depression Outcomes (CO-MED), funded by the National Institutes of Health, started patients on several antidepressants (with synergistic pharmacological effects) at the same time. The study findings suggest that for a significant number of patients with major depression, polypharmacy adds to the side effect burden without an increase in efficacy.

•	A recent study of 659 depressed patients found that their rate of cardiovascular problems increased from 8.8 percent to 30.7 percent after only six weeks of polypharmacy.

•	According to an U.S. Army report released in 2010, between 2006 and 2009, 101 soldiers died as a result of multiple drug toxicity while under the care of the U.S. Army’s Wounded Warrior Transition Units.

•	Use of polypharmacy (multiple medications) in the elderly can lead to morbidity and mortality. As early as 1992, it was reported that psychotropic agents are the most commonly misused drugs in the elderly and are associated with increased illness severity, hospitalizations, number of physician visits, as well as other issues.

•	In a study of 2,009 treatment-resistant patients who underwent total medication washout, only five patients (0.25%) discontinued the washout process due to either rebounding of their original mood disorder or discontinuation symptoms, while an additional 15 (0.75%) complained of an adverse response but continued the washout. Most of the adverse events were related to mild or moderate discontinuation symptoms with no mortality or serious morbidity in the patients’ functioning.

Competition:

In recent years, genomic tests for certain disorders associated with medication metabolism have sought regulatory approval and reimbursement.   One such example is AssureRx, a Cincinnati-based company which provides a laboratory test that is claimed to identify individuals at risk for drug metabolism issues, which may affect efficacy and dosing of psychotropic medications.  AssureRx recently reported the approval of its test for use and reimbursement by the Veterans Administration.  Management believes that the unique mechanisms and findings for these tests are different from and complementary to PEER, and that reimbursement for products which improve prescribing accuracy is a positive signal for the future marketability of PEER Reports within military and civilian populations.

Other items:

(a) On July 10, 2014, the Company provided testimony to the House Veterans Affairs Committee on the subject of Suicide Prevention, and the potential contribution of technologies such as PEER Online.  This testimony included the following:

•	Potential for a 40% improvement in treatment efficiency through the reduction of trial & error; this improved efficiency has the potential of opening up more treatment slots, which is a critical need for VA facilities with long waiting lists.

•	PEER can complement current VA suicide prevention programs: reducing trial & error can reduce suicidal ideation by 87% per prior published study.

•	Metrics: the Institute of Medicine released findings in June, 2014 of a four-year study which found that no consistent outcome metrics are collected in the VA or DoD healthcare systems, thereby rendering significant investments in PTSD research and treatment unmeasurable. Physicians using PEER capture and record medication outcomes with every patient visit under the current protocol.

(b) Canadian Forces:  military leaders within the Canadian Forces are currently pursuing approval for a parallel study of PEER along the lines of the current Walter Reed PEER clinical trial protocol.

Private Placement Transactions

Between June 3, 2010 and February 2012, the Company raised funds through four rounds of private placements in the form of convertible debt. Subsequently, during the fiscal year ended September 30, 2013, all four rounds of debt were converted to equity as summarized as follows:

•	From June 3, 2010 through November 12, 2010, we raised $3.0 million through the sale of senior secured convertible notes (“October 2010 Notes”) and warrants. Of such amount $1.75 million was purchased by members of our Board or their affiliate companies.

•	From January 20, 2011 through April 25, 2011, we raised $2.5 million through the sale of subordinated convertible notes (“January 2011 Notes”) and warrants. Of such amount, $1.00 million was purchased by members of our Board or their affiliate companies. These January 2011 Notes have subsequently been amended to add a second position security interest.

•	From October 12, 2011 through January 30, 2012, we raised an additional $2.0 million through the sale of subordinated secured convertible notes (“October 2011 Notes”) and warrants. Of such amount, $1.04 million was purchased by members of our Board or their affiliate companies.

•	On February 29, 2012, we raised an additional $90,000 through the sale of an unsecured convertible note and warrants. This note was purchased by an affiliate company of a member of our Board.

Effective October 24, 2012, all the warrants that were issued in connection with the abovementioned four private placement transactions were forfeited pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement, dated October 24, 2012 (the “Note Agreement”). This agreement also amended the conversion price of the notes to $1.00 per share.

On January 31, 2013, SAIL Capital Partners converted one October 2010 Note in the aggregate principle amount of $0.25 million and six January 2011 Notes in the aggregate amount of $1.0 million, plus the interest thereon, which were held by various SAIL entities into 1,469,816 shares of Common Stock at $1.00 per share.

Effective August 12, 2013, all remaining notes convertible at $1.00 per share in the aggregate total amount of $7.7 million of principal and interest thereon, were converted into 30,893,419 shares of Common Stock pursuant to an offer letter to convert the notes and interest at $0.25 per share and the Omnibus Note Amendment Agreement, dated on August 12, 2013, when all holders of the notes convertible at $1.00 per share agreed to convert those notes and interest into Common Stock at $0.25 per share.

From August 17, 2012 through September 30, 2012, we raised an additional $2.0 million through the sale of October 2012 Notes convertible at $0.04718 per share of Common Stock. All these notes, along with the interest thereon, were converted by September 30, 2013 into 44,085,044 shares of Common Stock.

See Note 4. Convertible Debt and Equity Financings to the Unaudited Condensed Consolidated Financial Statements for more detail on the abovementioned transactions.

From February 2013 through July 2014, the Company conducted five tranches of private placements of shares of Common Stock at $0.25 per share as follows:

•	From February 22, 2013 through April 1, 2013, 19 accredited investors purchased an aggregate of 4,180,000 shares of Common Stock at a price of $0.25 per share in a private placement. The Company received gross aggregate cash proceeds of $1,045,000. The investors included three affiliates, one of which is the Tierney Family Trust of which Mr. Thomas Tierney, the Chairman of the Board, is a trustee. The Tierney Family Trust acquired 400,000 shares of Common stock for which the Company received cash proceeds of $100,000. A second affiliate investor is Paul Buck, the Company’s Chief Financial Officer, who acquired 50,000 shares of Common Stock for which the Company received cash proceeds of $12,500, the third affiliate investor is Extuple Limited Partnership (“Extuple”) an accredited investor and a greater than 5% beneficial owner of the Company, invested $300,000 for 1,200,000 shares of Common Stock.

•	From May 23, 2013 through September 12, 2013, 23 accredited investors purchased an aggregate of 8,000,000 shares of Common Stock, par value $0.001, at a price of $0.25 per share pursuant to a private placement. The Company received gross aggregate cash proceeds of $2,000,000. The investors included the following affiliates: the Tierney Family Trust of which Mr. Tierney, the Chairman of the Board, is a trustee, acquired 1,200,000 shares of Common Stock for which the Company received cash proceeds of $300,000: the Follman Family Trust of which Mr. Robert Follman, a Director of the Company is a trustee, acquired 800,000 shares of Common Stock for which the Company received cash proceeds of $200,000: Mr. John Pappajohn, a Director of the Company, acquired 400,000 shares of Common Stock for which the Company received cash proceeds of $100,000: Mr. Buck, the Company’s Chief Financial Officer, acquired 50,000 shares of Common Stock for which the Company received cash proceeds of $12,500; Mr. and Mrs. Mark and Jill Oman, who are greater than 5% beneficial owners of the Company, and an entity under their control acquired 1,400,000 shares of Common Stock for which the Company received cash proceeds of $350,000.

•	From October 7, 2013 through November 14, 2013, 11 accredited investors purchased an aggregate of 1,900,000 shares of Common Stock, par value $0.001, at a price of $0.25 per share pursuant to a private placement. The Company received gross aggregate cash proceeds of $475,000. No affiliates participated in this tranche.

•	Between January 14, 2014 and February 14, 2014, the Company sold and issued an aggregate of 4,000,000 shares of its Common Stock, par value $0.001, at a price of $0.25 per share, in a private placement to 20 accredited investors, for which it received gross cash proceeds to the Company of $1,000,000. The investors included the following affiliates: the Tierney Family Trust of which Mr. Tierney, the Chairman of the Board, Family Trust of which Mr. Follman, a Director of the Company is a trustee, acquired 800,000 shares of Common Stock for which the Company received cash proceeds of $200,000: George Carpenter, the Company’s Chief Executive Officer, and his wife acquired 200,000 shares of Common Stock for which the Company received cash proceeds of $50,000: Paul Buck, the Company’s, Chief Financial Officer, acquired 100,000 shares of Common Stock for which the Company received cash proceeds of $25,000.

•	Between July 8, 2014 and July 23, 2014, the Company sold and issued an aggregate of 1,040,000 shares of its Common Stock, at a price of $0.25 per share, in a private placement to seven accredited investors, for which it received gross cash proceeds of $260,000. These investors included our Chairman, Thomas Tierney, and Director, Robert Follman, who each purchased 400,000 shares of Common Stock for $100,000 each; an entity beneficially owned by our Director, Walter Schindler, that purchased 40,000 shares of Common Stock for $10,000; our Chief Executive Officer, George Carpenter and his wife Jill Carpenter, purchased 50,000 shares of Common Stock for $12,500; our Chief Financial Officer, Paul Buck, also purchased 50,000 shares of Common Stock for $12,500.

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

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could, therefore, differ materially from those estimates under different assumptions or conditions.

  Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Discontinued Operation

Due to our cessation of our Clinical Services operation, as described in Note 3 to our consolidated financial statements, we have segregated the revenues and expenses associated with the Clinical Services and accounted for them as discontinued operations.

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

Offering Costs

The Company applies Accounting Standards Codification (“ASC”) SC topic 505-10, “Costs of an Equity Transaction,” for recognition of offering costs. In accordance with ASC 505-10, the Company treats incremental direct costs incurred to issue shares classified as equity, as a reduction of the proceeds. Direct costs incurred before shares classified as equity are issued, are classified as an asset until the stock is issued. Indirect costs such as management salaries or other general and administrative expenses and deferred costs of an aborted offering are expensed.

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

Derivative accounting for convertible debt and warrants

The Company analyzes all financial instruments with features of both liabilities and equity under ASC-480-10 and ASC 815-10, whereby the Company determines the fair market carrying value of a financial instrument using the Black-Scholes model and revalues the fair market value on a quarterly basis. Any changes in carrying value flow through as other income (expense) in the income statement. As of November 28, 2012, the Company no longer has any convertible debt or warrants with full anti-dilution ratchets and, therefore, has not had any associated derivative liabilities.

Results of Operations for the three months ended June 30, 2014 and 2013

Since closing our Clinical Services operation in September 2012, we now only operate our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physician/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues:

	Three Months Ended June 30,
	2014	2013
Revenues	100%	100%
Cost of revenues	20	150
Gross profit	80	(50)
Research	79	205
Product Development	1,441	1,455
Sales and marketing	405	322
General and administrative expenses	2,042	2,522
Operating loss	(3,887)	(4,554)
Other income (expense), net	(12)	(590)
Net income (expense) before discontinued operations	(3,899)%	(5,144)%
Loss from Discontinued Operations	(4)	(7)
Net income (loss)	(3,903)%	(5,151)%

Revenues

The following table presents revenues for each of the periods indicated and the corresponding percent change.

	Three Months Ended June 30,
	2014	2013	Percent Change
Neurometric Service Revenues	$26,100	$25,900	1%

With respect to our Neurometric Services business, the number of third party paid PEER Reports delivered decreased to 60 for the three months ended June 30, 2014, from 65 for the three months ended June 30, 2013. The average revenue per report increased to approximately $432 per test. The total numbers of free PEER Reports processed were 50 and 65 for the quarters ended 2014 and 2013, respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

The decrease in the number of paid PEER Reports was due to the suspension of new enrollees into the Walter Reed led clinical trial effective May 15, 2014, while the Walter Reed IRB conducts its independent review of the trial.

Cost of Revenues

	Three Months Ended June 30,
	2014	2013	Percent Change
Cost of Neurometric Services Revenues	$5,200	$38,800	(87)%

Cost of Neurometric Services revenues consisting of payroll costs, consulting costs, and other miscellaneous charges were as follows:

	Three Months Ended June 30,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$-	$27,000	$(27,000)
Consulting fees	5,200	10,800	(5,600)
Other miscellaneous costs	-	1,000	(1,000)
Total Costs of Revenues	$5,200	$38,800	$(33,600)

Consulting costs associated with the processing of PEER Reports have been reduced to approximately $50 from $75. Since we have implemented the second generation of the PEER Report, with its improved user interface, we have improved the operating efficiency. We expect the cost of revenues to continue to decrease as a percentage of revenues once we achieve greater volumes and increase the automation of certain processes.

Comparing the three months ended June 30, 2014 with the corresponding period in 2013:

(1) Salary and benefit expenses for the 2014 period were reduced to zero with the departure of a member of staff. This function was reassigned to a consultant and other members of staff with the rollout of our second generation of PEER Online. During the 2013 period, 67% of the salary was paid in cash and 33% of the salary was accrued as a result of the Company’s limited cash resources. All accrued salary liabilities owing to staff have subsequently been paid;

(2) Consulting fees declined for the 2014 period, due to development of the second generation PEER Online and doing more of the artifacting process with in-house resources; and

(3) Other miscellaneous costs decreased due to the reduction in staff.

Research

	Three Months Ended June 30,
	2014	2013	Percent Change
Neurometric Services Research	$20,700	$53,100	(61)%

Research expenses consist of clinical study expenses, doctor training costs, consulting fees, payroll costs (including stock-based compensation costs), travel and conference costs and other miscellaneous costs which were as follows:

	Three Months Ended June 30,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$8,200	48,800	$(40,600)
Consulting fees	10,000	-	10,000
Other miscellaneous costs	2,500	4,300	(1,800)
Total Research	$20,700	$53,100	$(32,400)

Comparing the three months ended June 30, 2014 with the corresponding period in 2013:

(1) Salary and benefit costs decreased for the 2014 period as Dr. Hoffman, our former Medical Director, left the Company during July 2013, although he remains a consultant to the Company. The salary and benefit cost represent the amortization of stock-based compensation granted to Dr. Hoffman and the payment of accrued salary owed to him;

(2) Consulting costs increased for 2014 period as we entered into a consulting agreement with Dr. Schiller for the medical monitoring of the clinical trial, the training of clinical trial investigators and new users of PEER Online. Additionally Dr. Schiller is advising on product development; and

(3) Other miscellaneous costs for 2014 period were primarily for professional liability insurance; during the 2013 expenses included professional liability insurance and travel related expenses.

Product Development

	Three Months Ended June 30,
	2014	2013	Percent Change
Neurometric Services Product Development	$376,100	$376,800	0%

Product Development expenses consist of payroll costs (including stock-based compensation costs), Walter Reed clinical trial costs, consulting fees, programming fees on the production system, database costs and miscellaneous costs as follows:

	Three Months Ended June 30,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$163,500	$129,300	$34,200
Consulting fees	162,600	190,700	(28,100)
System development costs	35,500	10,600	24,900
Conference and travel	10,900	31,200	(20,300)
Other miscellaneous costs	3,600	15,000	(11,400)
Total Product Development	$376,100	$376,800	$(700)

Comparing the three months ended June 30, 2014 with the corresponding period in 2013:

(1) Salaries and benefits increased for the 2014 period over the prior year due to an increase of approximately $14,000 in regular compensation and $20,000 in stock-based compensation. Salaries for the 2013 period were being paid out at 67% of the normal, with 33% being accrued: these accruals have now all been paid;

(2) Consulting fees decreased for the 2014 period due to staffing adjustments to meet the level of activity required to conduct the Walter Reed clinical trial. These include the costs of clinical research coordinators and EEG technologists who are engaged through the Henry Jackson Foundation. If and when we are allowed to re-commence the enrollment of patients at Walter Reed and Fort Belvoir we will attempt to expand the clinical trial to additional sites and increase the enrollment once interim clinical trial results are released, we also anticipate that a military grant, which is in the contracting process, will cover the expenses of these study personnel. Additionally, we have engaged a clinical research organization which oversees the clinical trial and data management processes;

(3) System development and maintenance costs increased with further development of our Salesforce.com based applications including the development of a patient referral portal to handle incoming inquiries, the development of a system dashboard and the migration of our data to a more robust and secure host operated by Microsoft;

(4) Conference and travel costs decreased for the 2014 period as our VP of Government Accounts has been splitting his time between the clinical trial sites, Walter Reed and Fort Belvoir, and our Aliso Viejo headquarters.  During 2013, our VP of Government Accounts had temporarily relocated to Bethesda, Maryland, to facilitate the commencement and initial phase of the clinical trial; and

(5) Other miscellaneous costs have decreased in the 2014 period whereas during the 2013 period costs were associated with startup supplies and initial computer services expenses associated with the Walter Reed clinical trial.

Sales and marketing

	Three Months Ended June 30,
	2014	2013	Percent Change
Neurometric Services Sales and Marketing Expenses	$105,600	$83,400	27%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.

	Three Months Ended June 30,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$48,200	$57,200	$(9,000)
Consulting fees	30,000	20,300	9,700
Advertising and marketing costs	25,000	3,600	21,400
Other miscellaneous costs	2,400	2,300	100
Total Sales and marketing	$105,600	$83,400	$22,200

Comparing the three months ended June 30, 2014 with the corresponding period in 2013:

(1) Salaries and benefits costs decreased for the 2014 period as options became fully vested resulting in a reduction in the stock-compensation expense. Apart from stock-option expenses, salaries and benefits were substantially the same for the two periods. Salaries for the 2013 period were being paid out at 67% of the normal, with 33% being accrued: these accruals have now all been paid out;

(2) Consulting fees increased for the 2014 period as the Company engaged a marketing consultant, Decision Calculus Associates (“DCA”), to assist with social media and general marketing; for the 2013 period, DCA had only been retained for two months;

(3) Advertising and marketing expenses increased in the 2014 quarter as we hired a public relations firm and an advertising agency to advise and assist in raising the awareness for our Walter Reed clinical trial in anticipation of the announcement of interim results. For the 2013 period expenses were curtailed due to the limited available cash resources; and

(4) Miscellaneous expenditures remained substantially the same for the two periods.

General and administrative

	Three Months Ended June 30,
	2014	2013	Percent Change
Neurometric Services General and Administrative Expenses	$533,100	$653,200	(18)%

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs and miscellaneous costs.

	Three Months Ended June 30,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$252,400	$372,900	$(120,500)
Legal fees	134,400	92,500	41,900
Other professional and consulting fees	30,400	47,300	(16,900)
Patent costs	14,400	16,600	(2,200)
Marketing and investor relations costs	800	14,300	(13,500)
Conference and travel costs	23,800	26,200	(2,400)
Dues and subscriptions fees	25,200	23,400	1,800
General admin and occupancy costs	51,700	60,000	(8,300)
Total General and administrative costs	$533,100	$653,200	$(120,100)

Comparing the three months ended June 30, 2014 with the corresponding period in 2013:

(1)     Salaries and benefit expenses decreased in the 2014 period by $120,500 of which stock-based compensation for Directors, Officers and select consultants accounted for $117,600 of the decrease. This was due to certain option grant expenses being fully amortized as the options had fully vested. Officers’ salaries during the 2013 period were paid two-thirds in cash with one third being accrued;

(2) Legal fees showed an increase of $41,900 for the 2014 period due to: (a) general/securities legal expenses increasing by approximately $54,000. These fees in the 2013 period were substantially similar, however, we had negotiated a $43,800 adjustment in our fees from a prior period which distorted the 2014 period increase; (b) the cost of the Brandt litigation decreased by $13,800 due to a lower level of activity during this period; (c) other legal fees associated with our lobbying efforts increased marginally;

(3) Professional and consulting fees decreased due to the mix of consulting services used in the respective periods. For the 2014 period, these expenses are comprised of audit fees of $20,000 and tax fees of $10,400.   For the 2013 period, these expenses included audit fees of $20,000, marketing consulting fees of 16,500 and financial consulting fees of 10,400;

(4) Patent costs increased slightly due to the timing of patent application and maintenance expenditures which had been deferred for as long as possible due to the limited cash resources available; however these costs have since been paid to ensure that no patents or applications would be lost due to non-payment of fees;

(5) Corporate marketing and investor relations expenses decreased for the 2014 period. In the 2013 period we spent $10,000 to introduce the Company’s PEER technology to the Australian Military. The remaining $4,300 was used for general investor relations efforts;

(6) Conference and travel costs and dues and subscriptions remained substantially similar for the two periods; and

(7) General administrative and occupancy cost decreased by $8,300 in the 2014 period largely due to the collection of doubtful debts and the reduction of telecommunication expenses by changing service providers.

Other expense

	Three Months Ended June 30,
	2014	2013	Percent Change
Neurometric Services (expense), net	$(1,300)	$(152,800)	(99)%

For the three months ended June 30, 2014 and 2013 net other non-operating expenses for Neurometric Services were as follows:

•	For the 2014 period we incurred net interest charges totaling $1,300 which were paid in cash. For the 2013 period only $1,100 was for actual net interest paid in cash; non-cash interest at 9% per annum on our promissory notes totaled $158,400; additionally, we incurred non-cash interest charges of $23,800 on the conversion benefit discount on notes issued in August and September of 2012;

•	For the 2014 period we had no finance fees. For the 2013 period we incurred a $30,500 fair value credit adjustment on placement agent warrants issued in association with the placement of convertible notes.

Net Loss from Continuing Operations

	Three months ended June 30,		Percent Change
	2014	2013
Neurometric Services net loss	$(1,017,700)	$(1,332,200)	(24)%

The net loss for our Neurometric Services business of approximately $1.0 million for the three months ended June 30, 2014, compared to the $1.3 million loss in the same period in the prior year. Of the roughly $0.3 million reduction in our net loss approximately $0.15 million, or half, was due to the reduction of non-cash charges as described in our Other Expense category above. Of the remaining reduction of approximately $0.15 million, approximately $0.1 million was due to options becoming fully vested, resulting in a reduction in non-cash stock-compensation expense, the remaining net reductions of approximately $50,000 was due to reductions in operating costs across the board.

Loss from Discontinued operations:

	Three months ended June 30,		Percent Change
	2014	2013
Clinical Services net loss	$(1,100)	$(1,800)	(39)%

For our Clinical Services business, the net loss for the three-month periods ended June 30, 2014 and 2013 are substantially similar and largely relate the storage costs of records and interest on a promissory note.

The decision to discontinue the Clinical Services operations was due to NTC’s persistent losses and our need to focus all our attention and limited resources on the Walter Reed clinical trial.

Results of Operations for the Nine Months Ended June 30, 2014 and 2013

Since closing our Clinical Services operation in September 2012, we now only operate our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physician/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues:

	Nine Months Ended June 30,
	2014	2013
Revenues	100%	100%
Cost of revenues	65	127
Gross profit	35	(27)
Research	84	188
Product Development	952	847
Sales and marketing	263	306
General and administrative expenses	1,380	2,237
Operating loss	(2,644)	(3,605)
Other income (expense), net	994	(985)
Net income (expense) before discontinued operations	(1,650)%	(4,590)%
Loss from Discontinued Operations	(4)	(18)
Net income (loss)	(1,654)%	(4,608)%

Revenues

The following table presents revenues for each of the periods indicated and the corresponding percent change.

	Nine Months Ended June 30,
	2014	2013	Percent Change
Neurometric Service Revenues	$110,400	$83,300	33%

With respect to our Neurometric Services business, the number of third party paid PEER Reports delivered increased to 252 for the nine months ended June 30, 2014, from 209 for the nine months ended June 30, 2013. The average revenue per report stayed constant at approximately $436 per test. The total numbers of free PEER Reports processed were 50 and 65 for the periods ended 2014 and 2013, respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

To date we have provided approximately 60 PEER Reports to the Walter Reed clinical trial which have not been billed, and the associated revenues not recorded. This situation is the result of bureaucratic delays which resulted in PEER Reports being provided prior to the fiscal contract being finalized.

Cost of Revenues

	Nine Months Ended June 30,
	2014	2013	Percent Change
Cost of Neurometric Services Revenues	$72,100	$105,800	(32)%

Cost of Neurometric Services revenues consisting of payroll costs, consulting costs, and other miscellaneous charges were as follows:

	Nine Months Ended June 30,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$50,100	$81,500	$(31,400)
Consulting fees	21,800	23,200	(1,400)
Other miscellaneous costs	200	1,100	(900)
Total Costs of Revenues	$72,100	$105,800	$(33,700)

Consulting costs associated with the processing of PEER Reports have been reduced to approximately $50 from $75. Since we have recently implemented the second generation of the PEER Report, with its improved user interface, we have improved the operating efficiency. We expect the cost of revenues to continue to decrease as a percentage of revenues once we achieve greater volumes and increase the automation of certain processes.

Comparing the nine months ended June 30, 2014 with the corresponding period in 2013:

(1) Salary and benefit expenses for the 2014 period were reduced by $31,400 with the departure of a member of staff. This function was re-assigned to a consultant and other members of staff along with the rollout of our second generation of PEER Online. During the 2013 period, 67% of the salary was paid in cash and 33% of the salary was accrued as a result of the Company’s limited cash resources. All accrued salary liabilities owing to staff have subsequently been paid out;

(2) Consulting fees for the two periods were substantially similar. We expect these fees to reduce over time as the artifacting phase of processing the PEER Reports becomes more efficient with volume and greater reliance on in-house resources and automation; and

(3) Other miscellaneous costs decreased due to the reduction in staff.

Research

	Nine Months Ended June 30,
	2014	2013	Percent Change
Neurometric Services Research	$92,900	$156,400	(41)%

Research expenses consist of clinical studies expenses, doctor training costs, consulting fees, payroll costs (including stock-based compensation costs), travel and conference costs and other miscellaneous costs which were as follows:

	Nine Months Ended June 30,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$55,100	152,400	$(97,300)
Consulting fees	30,000	(3,000)	33,000
Other miscellaneous costs	7,800	7,000	800
Total Research	$92,900	$156,400	$(63,500)

Comparing the nine months ended June 30, 2014 with the corresponding period in 2013:

(1) Salary and benefit costs decreased for the 2014 period as Dr. Hoffman, our medical director, left the Company during July 2013, although he remains a consultant to the Company. The salary and benefit cost represent the amortization of stock-based compensation granted to Dr. Hoffman and the payment of accrued salary owed to him;

(2) Consulting costs increased for 2014 period during which we entered into a consulting agreement with Dr. Schiller for medical monitoring of the clinical trial and the training of clinical trial investigators.  Additionally Dr. Schiller is advising on product development; and

(3) Other miscellaneous costs increased marginally for the 2014 period largely due to an increase in the rate for professional liability insurance compared to expenses in the 2013 period.

Product Development

	Nine Months Ended June 30,
	2014	2013	Percent Change
Neurometric Services Product Development	$1,050,500	$705,400	49%

Product Development expenses consist of payroll costs (including stock-based compensation costs), Walter Reed clinical trial costs, consulting fees, programming fees on the production system, database costs and miscellaneous costs as follows:

	Nine Months Ended June 30,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$349,100	$314,100	$35,000
Consulting fees	521,500	236,200	285,300
System development costs	81,900	57,400	24,500
Conference and travel	51,000	68,900	(17,900)
Other miscellaneous costs	47,000	28,800	18,200
Total Product Development	$1,050,500	$705,400	$345,100

Comparing the nine months ended June 30, 2014 with the corresponding period in 2013:

(1) Salaries and benefits increased by $35,000 and the mix of expenditures changed in the 2014 period as follow: (a) a realignment of staff from the Sales and Marketing cost center to Product Development as the role of our VP of Government Accounts, Col (Ret) Stewart Navarre has changed from Sales and Marketing to managing the Walter Reed clinical trial starting January 2013. Consequently the 2013 period does not have three months’ worth of comparable salary expense; (b) senior managers agreed in the 2014 period to forfeit their current salaries in favor of receiving stock-based compensation in the form of options with an exercise price of $0.25 per share of Common Stock along with the payout of their accrued salaries from prior periods. These accrued salaries were paid out over an extended period in place of their forfeited salaries; and (c) consequently, the aforementioned reduction in salary expense was partially offset by the associated increase in stock-based compensation;

(2) Consulting fees increased for the 2014 period due to the costs associated with the Walter Reed clinical trial which includes the clinical research coordinators and EEG technologists who are engaged through the Henry Jackson Foundation. Since the consultants were only hired midway through the 2013 period, it only has half of the comparable expense.  Additionally, we have engaged a clinical research organization which oversees the clinical trial and data management processes;

(3) System development and maintenance costs increased with further development and support of our SalesForce.com based applications including the development of a patient referral portal to handle incoming inquiries, the development of a system dashboard and the migration of our data to a more robust and secure host operated by Microsoft;

(4) Conference and travel costs decreased for the 2014 period as our VP of Government Accounts has been splitting his time among the clinical trial sites, Walter Reed and Fort Belvoir, and our Aliso Viejo, California headquarters.  During 2013, our VP of Government Accounts had temporarily relocated to Bethesda, Maryland, to facilitate the commencement and initial phase of the clinical trial; and

(5) Other miscellaneous costs increased in the 2014 period: we entered into an agreement with an EEG manufacturer to enable their equipment to be compatible with the Neuroguide system which is used in the generation of the PEER Online reports.

Sales and marketing

	Nine Months Ended June 30,
	2014	2013	Percent Change
Neurometric Services Sales and Marketing Expenses	$290,500	$254,900	14%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.

	Nine Months Ended June 30,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$154,800	$210,000	$(55,200)
Consulting fees	90,000	25,600	64,400
Advertising and marketing costs	36,500	3,600	32,900
Conferences and travel costs	5,300	9,800	(4,500)
Other miscellaneous costs	3,900	5,900	(2,000)
Total Sales and marketing	$290,500	$254,900	$35,600

Comparing the nine months ended June 30, 2014, with the same period in 2013:

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

(3) Advertising and marketing expenses increased in the 2014 period as we hired a public relations firm and an advertising agency to advise and assist in raising the awareness for our Walter Reed clinical trial in anticipation of the announcement of interim results. For the 2013 period expenses were curtailed due to the limited available cash resources; and

(4) Conferences and travel and miscellaneous expenditures were marginally decreased for the 2014 period as certain expenses in 2013 did not reoccur.

General and administrative

	Nine Months Ended June 30,
	2014	2013	Percent Change
Neurometric Services General and Administrative Expenses	$1,523,700	$1,863,700	(18)%

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs and miscellaneous costs.

	Nine Months Ended June 30,
Key Expense Categories	2014	2013	Change
Salaries and benefit costs	$776,400	$1,020,700	$(244,300)
Legal fees	273,100	354,500	(81,400)
Other professional and consulting fees	128,500	144,100	(15,600)
Patent costs	72,100	52,100	20,000
Marketing and investor relations costs	3,700	17,300	(13,600)
Conference and travel costs	48,800	62,300	(13,500)
Dues and subscriptions fees	62,200	50,600	11,600
General admin and occupancy costs	158,900	162,100	(3,200)
Total General and administrative costs	$1,523,700	$1,863,700	$(340,000)

With respect to our Neurometric Services business, in the nine months ended June 30, 2014, compared to the same period in 2013 we had the following changes:

(1) Salaries and benefit expenses decreased for the 2014 period for several reasons: (a) In the 2014 period, corporate officers agreed to forfeit their current salaries in favor of receiving stock-based compensation in the form of options with an exercise price of $0.25 per share of Common Stock along with the payout of their accrued salaries from prior periods which were owed to them. These accrued salaries were paid out over an extended period in place of their forfeited current salaries; (b) net decreased in stock-compensation expenditure of $65,500 as options became fully vested; (c) an adjustment of $132,600 in the 2013 period whereby the Corporate Officers forfeited 50% of their accrued salaries and bonus from prior periods in exchange for stock at $1.00 per share pursuant to the Employment Compensation Forfeiture and Exchange Agreement; (d) lastly, during the 2014 period we were pleased to have our accountant back in the employ of the Company; during the 2013 period our accountant had left the Company and was supporting us on a part-time consulting basis;

(2) Legal fees showed a net decrease for the 2014 period: (a) general and securities legal expenses were decreased due to our negotiation of a standard monthly retainer; (b) the Brandt litigation costs during the 2014 period decreased by $99,400 due to decreased activity during this period; (c) other legal fees associated with our lobbying efforts increased by $63,400 for the 2014 period; expenditures during 2013 were similar to the 2014 period however a $57,400 fee adjustment was negotiated and booked during the 2013 period;

(3) Professional and consulting fees decreased for 2014 period by $15,600. This difference was due to accounting and valuation consulting services used during the 2013 period which did not reoccur in the 2014 period;

(4) Patent costs increased largely due to the timing and volume of patent applications and maintenance costs. Where possible during the 2013 period costs were deferred due to the limited available cash resources; no patents or applications lapsed due to deferred payment of these fees;

(5) Corporate marketing and investor relations expenses decreased for the 2014 period. In the 2013 period we spent $10,000 to introduce the Company’s PEER technology to the Australian Military. The remaining $7,300 was used for general investor relations efforts;

(6) Conference and travel costs were reduced in the 2014 period as less travel was required for fund raising efforts and in support of the Walter Reed clinical trial which was up and running;

(7) Dues and subscriptions fees were higher for 2014 period as there was an increase in the number of user licenses needed for the SalesForce.com production system as well as having a general increase in subscriptions for other computer services; and

(8) General administrative and occupancy costs decreased marginally in the 2014 period, largely due to the reversal of our allowance for doubtful debts on our accounts receivable which were collected.

Other expense

The following table presents other non-operating expense for each of the periods indicated and the corresponding percent change.

	Nine Months Ended June 30,
	2014	2013	Percent Change
Neurometric Services (expense) gain, net	$1,102,300	$(819,600)	*

*Not Meaningful

For the nine months ended June 30, 2014 and 2013, net other non-operating expenses for Neurometric Services were as follows:

•	For the 2014 period we incurred only $2,900 in net interest expense which was paid in cash; we incurred no non-cash interest charges. In contrast for the 2013 period, $2,300 was expensed in cash for net interest; we also incurred non-cash interest charges totaling $1,213,500, of which $550,200 was accrued interest on our promissory notes at 9% per annum and the remaining balance was comprised of $661,000 of warrant discount amortization on the derivative liability for warrants;

•	For the 2014 period we had no finance fees; however, for the 2013 period we incurred finance fees which were paid in cash totaling $62,100 associated with our private placement of convertible notes;

•	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the change in fair value of non-hedging derivative instruments are to be recognized in current earnings. For the 2014 period we had no derivative instruments to value and consequently no associated expense or gain. For the 2013 period we revaluated our derivative liabilities for the promissory note conversion feature and the associated warrants which resulted in a non-cash loss on derivative liabilities of $97,600;

•	For the 2014 period we experienced a non-cash gain on the extinguishment of debt of $1,105,200 related to the settlement of a long-outstanding trade payable balance which was renegotiated. For the 2013 period we benefited from a non-cash gain on the extinguishment of debt in the amount of $556,300 which was the result of valuing the forfeiture of warrants and the elimination of the ratchet feature embedded in certain convertible debt instruments pursuant to the Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012.

Net Loss from Continuing Operations

	Nine Months Ended June 30,		Percent Change
	2014	2013
Neurometric Services net loss	$(1,821,300)	$(3,823,300)	(52)%

The net loss for our Neurometric Services business of approximately $1.8 million for the 2014 period ended June 30, 2014 compared to the $3.8 million loss in the same period in the prior year is primarily due to the reduction of approximately $1.9 million in non-cash gain as described in our Other Expense category above.

Loss from Discontinued operations

	Nine Months Ended June 30,		Percent Change
	2014	2013
Clinical Services net loss	(4,400)	(15,200)	(71)%

For our Clinical Services business, the net loss for the nine month period ending June 30, 2014, of $4,400 is a decrease of $10,800 compared to the same period of the prior year. As there were no ongoing operations during the 2014 period, the current expenses are for storage costs and interest expense on a promissory note.

The decision to discontinue the Clinical Services operations was due to NTC’s persistent losses and our need to focus all our attention and limited resources on the Walter Reed clinical trial.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of June 30, 2014, we had an accumulated deficit of approximately $58.4 million, which is approximately $8.9 million more than our accumulated deficit as of June 30, 2013, of approximately $49.5 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that if and when we are allowed to re-commence the enrollment of patients at Walter Reed and Fort Belvoir, sales and marketing and general and administrative costs, will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of June 30, 2014, we had approximately $63,900 in cash and cash equivalents and a working capital deficit of approximately $1.4 million compared to approximately $671,600 in cash and cash equivalents and a working capital deficit of approximately $11.1 million as at June 30, 2013. The improvement in the working capital deficit from the prior year of $9.7 million is largely due to the conversion to equity of $8.4 million of convertible promissory notes, including interest thereon, and a reduction of $2.2 million in accounts payable as a result of the settlement of long outstanding balances with stock.

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

We need additional funds to complete our Walter Reed clinical trial and to continue our operations, and therefore, will need substantial additional funds before we can increase demand for our PEER Online services. We are continuing to explore additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all. Furthermore, any additional equity funding may result in significant dilution to existing stockholders and, if we incur debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.

We expect to continue to incur operating losses in the future. Although, since September 30, 2013, we have raised gross cash proceeds of $1.7 million through the sale of restricted Common Stock at $0.25 per share, we anticipate that our cash on hand and cash generated through our operations will not be sufficient to fund our operations through the end of 2014. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could cause us to have to cease operations.

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

•	the amount and timing of costs we incur in connection with our Walter Reed clinical trial and product development activities, including enhancements to our PEER Online Database and costs we incur to further validate the efficacy of our referenced EEG technology;

•	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our selling and marketing efforts;

•	whether we incur additional consulting and legal fees in our efforts to conducting a Non-Significant Risk study under FDA requirements which will enable us to obtain a 510(k) clearance from the FDA; and

•	if we expand our business by acquiring or investing in complimentary businesses.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings. From June 3, 2010 through November 28, 2012, we raised $9.6 million through the sale of convertible note instruments with warrants in most instances. Of such amounts, an aggregate of $4.0 million was purchased by members of our Board of Directors or their affiliate entities or Officers of the Company. All these notes have subsequently been converted to equity prior to September 30, 2013. Refer to Note 4 and Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

From February 22, 2013 through July 23, 2014, we raised approximately $4.8 million from the issuance of Common Stock at $0.25 per share to accredited investors pursuant to subscription agreements. Of such amount an aggregate of $1.5 million was purchased by members of the Board of Directors, their affiliate entities or Officers of the Company.

Cash Flows

Net cash used in operating activities was $2.6 million for the nine months ended June 30, 2014, compared to $2.1 million for the same period in 2013.  The increase in cash used in operations of $0.52 million was primarily due to $0.25 million used to settle a $1.5 million trade payable with cash and stock; and $0.25 million to payout accrued deferred salaries to staff and management, who in turn accepted stock-based compensation and forfeited current period salaries.

Net cash provided by investing activities was $0 for the nine months ended June 30, 2014, and $1,400 for the same period in fiscal 2013.

Net cash proceeds from financing activities for the nine months ended June 30, 2014, were primarily net proceeds of $1.4 million, raised through the sale of Common Stock in a private placement with accredited investors at $0.25 per share. For the same period ended June 30, 2013, net cash proceeds of $2.7 million, of which a net $1.3 million was raised through the sale of senior convertible promissory secured October 2012 Notes; additionally $1.4 million was raised through the private placement of Common Stock with accredited investors at $0.25 per share.

Contractual Obligations and Commercial Commitments

As of June 30, 2014, our combined lease and note payable obligations are $105,700. The lease obligation for our current office location at 85 Enterprise, Suite 410, Aliso Viejo, CA 92656, which was renewed with a 24 month extension on February 6, 2014. The extended lease period started on February 1, 2014 and ends January 31, 2016. The monthly rent for months one through 12 is $4,349.45 and for months 13 through 24 is $4,523.43; the months of February 2014 and January 2015 are abated. As of June 30, 2014, the remaining lease obligation is $80,400.

Our remaining lease obligation on our Greenwood Village, CO, location, which was formerly occupied by our discontinued clinical services operation, expired on April 30, 2013; the outstanding balance of this lease was converted to an unsecured one-year note of $50,000 bearing an interest rate of 5% per annum. As of June 30, 2014 the remaining principal balance outstanding is $16,500.

On November 8, 2010, we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease is 48 months, ending October 2014, and the monthly payment is $412. As of June 30, 2014, the remaining lease obligation is $1,600 for fiscal year 2014. Additionally, on April 24, 2013, we entered into a financial lease to acquire additional EEG equipment costing $8,900.  The term of the lease is 36 months ending May 2016 and the monthly payment is $325. As of June 30, 2014, the remaining lease obligation is $6,300 which is to be paid as follows: $700, $3,100 and $2,500 for fiscal years 2014, 2015 and 2016, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 and 15d-15, as of June 30, 2014, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO each concluded that our disclosure controls and procedures were not effective as of June 30, 2014 for the reasons described below.

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

To the knowledge of our management, including our PEO and PFO, none of the aforementioned significant deficiencies led to a misstatement of our results of operations for the nine months ended June 30, 2014, or statement of financial position as of June 30, 2014.

The Company is planning to develop a comprehensive and formal accounting and procedures manual and has identified a resource to assist with the development of such manual.

Changes in Internal Control Over Financial Reporting

Other than as stated above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 8 of our Notes to Unaudited Condensed Consolidated Financial Statements for a description of our litigation with Leonard Brandt, which disclosure is herewith incorporated herein by reference to such note.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement Transactions

From August 17, 2012 through November 30, 2012, we raised $2,000,000 through the sale of senior secured convertible promissory notes (“October 2012 Notes”). Of such amount, $690,000 was purchased by members of our Board or their affiliate companies, $425,000 was purchased by Director Nominees, at that time, and $50,000 was purchased by the President and Chief Executive Officer of the Company.

Refer to Note 4. Convertible Debt and Equity Financings to the Unaudited Condensed Consolidated Financial Statements for details of the abovementioned transaction, which detail is herewith incorporated herein by reference to such note.

From February 22, 2013 through April 1, 2013, 19 accredited investors purchased an aggregate of 4,180,000 shares of Common Stock at a price of $0.25 per share in a private placement. The Company received gross aggregate cash proceeds of $1,045,000. Of such amount $100,000 was purchased by a member of our Board and $12,500 was purchased by the Chief Financial Officer of the Company.

From May 23, 2013 through September 12, 2013, 23 accredited investors purchased an aggregate of 8,000,000 shares of Common Stock, par value $0.001, at a price of $0.25 per share pursuant to a private placement. The Company received gross aggregate cash proceeds of $2,000,000. Of such amount $600,000 was purchased by members of our Board and $12,500 was purchased by the Chief Financial Officer of the Company.

From October 4, 2013 through November 14, 2013, 11 accredited investors purchased an aggregate of 1,900,000 shares of Common Stock, par value $0.001, at a price of $0.25 per share pursuant to a private placement. The Company received gross aggregate cash proceeds of $475,000. No Directors or Officers participated in this round.

From January 14, 2014 to February 14, 2014, the Company sold and issued an aggregate of 4,000,000 shares of its Common Stock, par value $0.001, at a per share price of $0.25, in a private placement to 20 accredited investors, for which it received gross cash proceeds to the Company of $1,000,000. Of such amount $400,000 was purchased by members of our Board and $75,000 was purchased by the Officers of the Company.

Refer to Note 5. Stockholders’ Deficit and Note 6. Related Party Transaction to the Unaudited Condensed Consolidated Financial Statements for details of the abovementioned transaction, which detail is herewith incorporated herein by reference to such note.

From July 8, 2014 through to July 11, 2014, the Company sold and issued an aggregate of 1,040,000 shares of its Common Stock, at a price of $0.25 per share, in a private placement to six accredited investors, for which it received gross cash proceeds of $260,000. Of such amount $210,000 was purchased by members of our Board and $25,000 was purchased by the Officers of the Company.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number	Exhibit Title

10.88	Form of Subscription Agreement (common stock), made as of July 3, 2014, by and between the Company and the investor(s) signatory thereto.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS RESPONSE, INC.

Date: August 14, 2014	/s/ George Carpenter
By: George Carpenter
Its: Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Buck
By: Paul Buck
Its: Chief Financial Officer
(Principal Financial Officer)

