Form 10-K
period 2014-09-30
CNS RESPONSE, INC.
filed 2014-12-29
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2014

or

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

Yes     ☐                       No      ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on March 31, 2014, the last business day of the registrant's most recently completed second fiscal quarter was $28,787,500 (calculated based on the price at which the registrant's common stock was last sold on that date).

As of December 29, 2014, the registrant had 101,667,409 shares of Common Stock, $0.001 par value, issued and outstanding.

CNS RESPONSE, INC.

2014 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2014, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contain “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our need for immediate additional funding to support our operations and capital expenditures;
•	our working capital deficit;
•	our history of operating losses;
•	our inability to gain widespread acceptance of our PEER Reports;
•	our inability to recommence enrolling patients in the Walter Reed PEER Trial;
•	our inability to prevail in convincing the United States Food and Drug Administration (the “FDA”), that our rEEG or PEER Online service does not constitute a medical device and should, therefore, not be subject to regulations;
•	the possible imposition of fines or penalties by the FDA for alleged violations of its rules and regulations;
•	our revenue and prospects for profitability may be harmed;
•	our business may be subject to additional regulations in the future that could increase our compliance costs;
•	our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectation of analysts or investors;
•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;
•	any negative or unfavorable media coverage;
•	our inability to generate and commercialize additional products and services;
•	our inability to comply with the substantial and evolving regulation by state and federal authorities, which could hinder, delay or prevent us from commercializing our products and services;
•	our inability to successfully compete against existing and future competitors;
•	delays or failure in clinical trials;
•	any losses we may incur as a result of pending litigation;
•	our inability to manage and maintain the growth of our business;
•	our inability to protect our intellectual property rights;
•	employee relations;
•	possible security breaches;
•	possible personal injury claims in the future; and
•	our limited trading volume

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

ITEM 1. Business

With respect to this discussion, the terms “we,” “us,” “our,” “CNS” and the “Company” refer to CNS Response, Inc., a Delaware corporation and its wholly-owned subsidiary CNS Response, Inc., a California corporation (“CNS California”).

Introduction

CNS Response, Inc. is a cloud-based predictive analytics company that provides objective clinical decision support to mental healthcare providers for the treatment of behavioral disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder ("PTSD"). The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry ("PEER") Reports to predict the likelihood of response by an individual to certain medications for the treatment of behavioral disorders. In April 2013, the Company commenced a reimbursed clinical trial at Walter Reed National Military Medical Center ("Walter Reed") and Fort Belvoir Community Hospital ("Fort Belvoir") (collectively, the "Walter Reed PEER Trial") using its neurometric platform to provide PEER Reports to military psychiatrists treating patients primarily for depression with various comorbidities, including PTSD and mild traumatic brain injury ("mTBI"). In April 2014, based on an interim analysis of less than 10% of the planned clinical trial enrollees, statistically significant results were achieved for ten of the twelve endpoints of the Walter Reed PEER Trial. We are awaiting further data to determine achievement of our primary endpoint. In May 2014, following the interim analysis, the Walter Reed Institutional Review Board (the "Walter Reed IRB") suspended enrollment of new patients in order to conduct an internal review. We expect to recommence enrollment of the Walter Reed PEER Trial in February 2015 to achieve the remaining two endpoints and provide additional information to demonstrate the clinical and economic utility of our neurometric platform.

The Challenge and the Opportunity

Psychotropic medications have become the dominant treatment for mild to severe behavioral disorders with greater than 400% growth in the prescription of antidepressant medications over the last two decades. However, recently, research has emerged that challenges the efficacy of psychotropic medications for the treatment of mild to severe behavioral disorders, finding that these medications often do not work or lose their efficacy over time. There are over 17 million Americans who are considered to be "treatment-resistant," having failed two or more courses of psychotropic medication treatment for their behavioral disorder. For these treatment-resistant patients, the conventional "trial and error" method of prescribing psychotropic medications has resulted in low efficacy, multiple side-effects and high relapse rates leading to treatment discontinuation, prolonged patient suffering and billions of dollars in additional healthcare costs to payers.

Currently, due to the lack of objective neurophysiological data available to physicians, there is no objective test to guide the prescribing of psychotropic medications. Physicians regularly make prescribing decisions based on incomplete symptomatic factors. Consequently, the underlying pathology and physiology of behavioral disorders are often not analyzed effectively by treating physicians and treatment for an individual is often ineffective, costly and may require multiple different courses of treatment before an effective medication is identified, if at all. To address this unmet medical need, we use our PEER Online technology to analyze an individual's digital Quantitative EEG ("QEEG") and to produce a PEER Report that predicts the likelihood of response to certain medication classes and individual medications. The use of QEEG data as a predictor of medication outcomes has been well established in over 98 published studies involving more than 6,000 patients. PEER Reports have been used as adjunctive information by physicians for over a decade on more than 11,000 patients suffering from a variety of behavioral disorders including depression, anxiety disorders including obsessive-compulsive disorder ("OCD"), bipolar disorder, PTSD, addiction and eating disorders, including anorexia.

Our PEER Online technology correlates medication outcomes in our database with an individual's QEEG data to predict the efficacy of psychotropic medications by class and individual medication. Our founders developed this process in an effort to improve pharmacotherapy outcomes by replacing the low efficacy of the "trial and error" method of prescribing with objective, individualized data, known as "personalized medicine," to better inform a physician's prescribing decisions. We believe our PEER Online technology is instrumental in providing personalized medicine to patients suffering from behavioral disorders, especially those who are "treatment resistant." Addressing the unmet clinical need for effective prescribing is crucial in overcoming the low efficacy, side-effects and high relapse rates which lead to treatment discontinuation, prolonged patient suffering and billions of dollars of additional healthcare costs to payers for patients with behavioral disorders.

Walter Reed PEER Trial

The Company’s path to clinical adoption will be the successful conclusion of a 1,600 subject clinical trial, led by Walter Reed, designed to generate real-world, generalizable evidence with a significant statistical sample. The performance of pharmacotherapy in military mental healthcare has been the focus of significant media and legislative debate. As military healthcare organizations have fully adopted electronic medical records, are transparent and are committed at the highest levels to improving pharmacotherapy outcomes, we believe they are the perfect demonstration market for PEER technology.

The Walter Reed PEER Trial is designed as a randomized, double-blind, multi-site controlled clinical trial for military patients with a primary diagnosis of depression, and comorbid diagnoses such as PTSD, mTBI and other behavioral disorders. Walter Reed is acting as the lead site and Principal Investigator, with additional sites including Fort Belvoir, which is actively participating in the study. Its primary prospective endpoint will be a change from baseline using the Quick Inventory of Depression Symptomology Self Report (QIDS-SR) scale in the study group when compared with the control group. Additional endpoints include suicidality conducted on the Concise Health Risk Tracking scale (CHRT), the PTSD Checklist (PCL-C), achievement of Maximum Medical Improvement (MMI) and psychiatric adverse events. A post-hoc analysis will be performed to evaluate the predictiveness of the database for the full population, including the control subjects (i.e. did the physicians, in both the study and control groups, whose prescriptions matched medications rated highly in the PEER Reports do better than physicians whose prescriptions did not match up with the medications rated highly by the reports).

The Walter Reed PEER Trial is designed to produce reportable results at several points during its course.  Interim results will be announced when the study is 10%, 25%, and 50% complete, and at such times as there are other statistically significant findings which are likely to be published.  Accordingly, a series of military-related announcements relative to the clinical trial are expected as the clinical trial progresses; these announcements should increase awareness and interest in the PEER technology.  The Company intends to translate such interest into accelerated military recruiting for the current trial, and increased referrals to the PEER Network for non-military patients.

Based on its six-month long review of the protocol in 2012, the United States Food and Drug Administration (“FDA”) Center for Devices concluded the trial to be a Non-Significant Risk trial that does not require an Investigational Device Exemption (“IDE”) review.

Our Strategy

Trial and error pharmacotherapy is inherently wasteful, time-consuming, and results in untold human suffering.  Our goal is to reduce trial and error prescribing by providing objective PEER data to physicians and patients.

The key elements of our strategy are to:

•     Facilitate military adoption. Over one million soldiers and family members are estimated to need care in the military for depression, PTSD, and mTBI following the conflicts in Iraq and Afghanistan. The cost of treatment failure in mental health threatens both the military budget and force strength metrics.  As a demonstration of the clinical utility, efficacy, and risk reduction qualities of PEER evidenced in previous trials, we believe the ongoing Walter Reed PEER Trial may support broad adoption within the active military and veteran populations.

•     Expand and clarify payer reimbursement profile. Given its large enrollment and its randomized, controlled design, clear outcomes from the Walter Reed PEER Trial could fulfill evidence requirements for this technology for all healthcare payers. The Company has already received approval as an Emerging Technology from United Healthcare, which stipulated that one more successful, significant controlled study could result in full reimbursement approval. We expect a successful clinical finding in our current trial to result in broad adoption by standard payers.

•     Improve media and consumer visibility. Consumers are transforming healthcare markets through their greater involvement in the process of treatment selection and demand for better outcomes. CNS Response will leverage the consumer through:

-	Expanded media coverage of PEER technology's impact on military and veteran healthcare
-	Direct to consumer media that builds on current users’ enthusiasm for sharing positive experiences.
-	Expanded use of rich marketing automation to both find and convert consumers, as well as optimize and speed consumer adoption.

•     Provide evidence for expanded applications of PEER. Virtually all clinical trials of PEER and related technologies have focused on improvement in medication efficacy for physicians utilizing PEER Reports. However, based on significant findings from more recent trials, we will seek to add several additional endpoints or subgroups which, if successful, could lead to expanded applications for PEER including:

-	Risk reduction - as a result of reduced trial and error pharmacotherapy, some studies have indicated corresponding reductions in severe adverse events including suicidality;
-	Treatment-naive patients will be included in the Walter Reed PEER Trial, which could demonstrate the utility of PEER Reports to support first-line treatments in primary care settings; and
-	PTSD and mTBI are both included as comorbid diagnoses in the trial, which could demonstrate potential clinical utility for PEER Reports in an area with few approved treatments and significant trial and error pharmacotherapy.

•     Expand CNS Response’s voice in legislative demands for evidence-based treatments for active duty military and veterans.  Preventable medical error in military hospitals, waiting lists for treatment in the Veterans Affairs Hospitals or other treatment facilities, and other challenges to military mental healthcare became major issues in the news during the past year, leading to unprecedented demands from Congress for transparency and accountability.

-	CNS Response has had an active voice in driving adoption of evidence-based treatments that can have a measurable impact on soldiers, veterans and their families today.
-	Through active involvement with the top five veteran service organizations, US House testimony, US Senate NDAA language, AdvaMed Capitol Hill presentation and issue advocacy, CNS Response will seek to harness this bipartisan support to drive more rapid recognition of PEER technology:
-	Advocacy groups: We will seek to expand the role of third party recommendations through inclusion of the CNS Response message in communications by veteran service organizations to their members.
-	Congressional Pressure: Continued support for House and Senate bills that call for evidence based medicine.
-	Key Opinion Leaders: Continued work with key opinion leaders whose objective align with better mental health care and cost savings.

PEER Technology

Our technology offers an improvement over traditional methods for evaluating pharmacotherapy options in patients suffering from non-psychotic behavioral disorders, because it correlates the success of courses of medication with the neurophysiological characteristics of a particular patient. Our technology provides medical professionals with medication sensitivity data for a subject patient based upon the identification and correlation of treatment outcome information from other patients with similar neurophysiologic characteristics. This treatment outcome information is contained in what we believe to be the largest outcomes database for mental health care pharmacotherapy; there are now over 37,300 outcomes within the database from over 9,900 unique patients with behavioral disorders. We refer to this database as the PEER Online database (formerly known as the “CNS Database”). For each patient in the PEER Online database, we have compiled neurophysiology data from EEG scans, symptoms and outcomes often across multiple treatments from multiple psychiatrists and other physicians. This patented technology, called PEER Online TM (based on a technology known as “Referenced-EEG®” or “rEEG®”), represents an innovative approach to prescribing effective medications for patients suffering from debilitating behavioral disorders.

PEER Reports

Our technology allows us to create and provide concise reports (“PEER Reports”) to medical professionals which summarize the historical treatment efficacy of specific medications for those patients with similar neurometric brain patterns.

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

The PEER On-line Process

 In 2011, the Company introduced a fundamentally new approach to its product, publishing its physician outcome registry to the web and providing online access to methodology, raw data, and individual medication analyses – PEER Reports — for researchers and clinicians who use EEG in their practice. PEER Reports are offered as a neurometric service, in which QEEG readings are referenced to the Company’s outcome registry database to identify patient-specific probabilities of response to different medications. EEG recording devices are widely available, inexpensive to lease and are available in most major cities by independent mobile EEG providers.

A second generation of PEER Online was released in June 2014, and rolled out to practitioners. This version of PEER Online has a superior user interface which increases the ease of use by a practitioner. It also enables the practitioner to track and upload a patient's outcomes to the Company. The service works as follows:

•	patients are directed to a local PEER network provider, who performs a standard digital EEG;
•	the EEG data file is uploaded via a secure web portal to our central analytic database;
•	we analyze the data against the PEER Online database for patients with similar brain patterns, based on roughly 2,000 variables produced by FDA approved QEEG software;
•	we provide a descriptive, statistical analysis describing the success of patients with similar neurophysiology on different pharmacotherapies (much like an antibiotic sensitivity report commonly used in medicine); and
•	the analysis is sent back to the attending physician via a secure web portal, usually by the next business day.

We do not operate our own healthcare facilities, employ our own treating physician or provide medical advice or treatment for patients. Physicians who contract for our PEER Reports own their own facilities or professional licenses and control and are responsible for the clinical activities provided on their premises. Patients receive medical care in accordance with orders from their attending physicians or providers. Physicians who contract for PEER Reports are responsible for exercising their independent medical judgment in determining the specific application of the information contained in the PEER Reports and the appropriate course of care for each patient. Following the prescription of any medication, physicians are presumed to administer and provide continuing care treatment to the patient.

Referenced-EEG (rEEG®), the Company’s original product, was developed by a pathologist and a psychiatrist who recognized that correlation of a patient’s unique brain patterns to known long-term medication outcomes of similar patients might significantly improve therapeutic performance.

PEER Interactive

Commencing in May 2013, the U.S. military began a 2,000 subject clinical study of PEER Interactive, a significantly updated and automated version of PEER Online.

•	PEER Interactive represents a significant expansion of the current database, based on receipt of hundreds of new patient outcomes from network physicians. With the addition of both military and physician outcomes during 2013 and beyond, the PEER Outcome database has the potential to significantly increase in size.

•	The Company has also upgraded its normative QEEG database to improve the robustness and utility of its findings by converting to the Neuroguide database platform generated by Applied Neurosciences Inc. In addition to an improved normative dataset and additional variables for characterizing neurophysiology (10 times more than our original database), this platform offers the opportunity for improved pattern recognition and display of three-dimensional findings from QEEG through LORETA, a modeling capability which analyzes deeper structures within the brain.

•	Finally, clinical utility and user interface has been improved in the PEER Interactive release. Military physicians are able to access the PEER database utilizing tablet computers (the Apple iPad) and are receiving same-day turnaround of PEER Reports.

In April 2014, based on an interim analysis of less than 10% of the planned clinical trial enrollees, statistically significant results were achieved for ten of the twelve endpoints of the Walter Reed PEER Trial. In May 2014, following the interim analysis, the Walter Reed Institutional Review Board (the "Walter Reed IRB”) suspended enrollment of new patients into the study in order to conduct an internal review. In December 2014, the review was completed and the protocol, with minor amendments, was resubmitted by the interim Principal Investigator to the Walter Reed IRB for approval. We expect that enrollment into the Walter Reed PEER Trial to recommence once the amended protocol is approved by the IRB. We believe such approval will be given in the first quarter of 2015, although we cannot be assured of this. Communication with the leadership of Walter Reed and Fort Belvoir encompass the roles, responsibilities and lines of communication in conducting the Walter Reed PEER Trial. The leadership has expressed their interest in participating in the trial and, if clinical utility is demonstrated, the significant potential impact that the PEER Interactive technology can have in the treatment of depression. The leadership has also expressed its desire to devote time and attention to the trial to make it a successful endeavor.

PEER Evidence

The correlation of QEEG variables with individual medication outcomes has been researched substantially over the past two decades, as documented in over 98 studies involving over 6,000 subjects.  The vast majority of this growing evidence base is the result of independent university and commercial research.  Because PEER machine-learning algorithms aggregate important QEEG features from all sources, the Company believes that its research will contribute significantly to this evidence base.

Walter Reed PEER Trial: In April 2013, the Company commenced a clinical trial at Walter Reed and Fort Belvoir Community Hospital, focused on subjects with a primary diagnosis of depression with various comorbidities, including PTSD and mTBI. In April 2014, based on an interim analysis of less than 10% of the planned clinical trial enrollees, statistically significant results were achieved for ten of the twelve endpoints of the Walter Reed PEER Trial. We are awaiting further data to determine the statistical significance of our remaining endpoints, including our primary endpoint.

At the request of Congress, the Company and the Army Surgeon General have provided information regarding evidence for PEER, and specific performance of the Walter Reed PEER Trial.  On July 10, 2014, the Company provided testimony to the House Veterans Affairs Committee on the subject of Suicide Prevention, and the potential contribution of technologies such as PEER Interactive.  This testimony included the following:

•	Treatment efficiency: previous studies have demonstrated a potential for a 40% improvement in treatment efficiency through the reduction of trial & error. Improved treatment efficiency has the potential of opening up more treatment slots, which is a critical need for VA facilities contending with long waiting lists.
•	PEER can complement current VA suicide prevention programs: a prior published study demonstrated an 87% reduction in suicidal ideation for patients treated according to PEER recommendations (DeBattista, 2012). The use of QEEG features to predict suicidal ideation has been independently demonstrated in other studies (Iosifescu, 2008; Hunter, 2010), and has been included as a secondary endpoint in the Walter Reed PEER Trial.
•	Outcome Metrics: the Institute of Medicine released a four-year study on PTSD research and treatment in June, 2014, finding that no consistent outcome metrics were collected within the VA or DoD healthcare systems, thereby rendering a $9.3 billion investment in PTSD research unmeasurable. By contrast, physicians using PEER capture and record medication outcomes with every patient visit under the current protocol.

On November 19, 2014, CNS Response, Inc. again provided a submission for the record to the House Committee on Veterans' Affairs, Subcommittee on Health, for a legislative hearing in consideration of H.R. 5059, the Clay Hunt Suicide Prevention for American Veterans Act. The submission for the record included the interim results based on the first 10% of trial enrollment of the Walter Reed PEER Trial.  When physicians used predictive analytics in the form of PEER information to establish a treatment strategy they demonstrated the following statistically significant results:

•	75% greater improvement in Suicidality scores
•	144% greater improvement in Depression scores
•	139% greater improvement in Post-Traumatic Stress Disorder (PTSD) scores
•	43% more patients remained in treatment, with more than 50% improvement in treatment efficiency

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

Commercial Payer Analysis:   During 2011, a retrospective analysis was conducted of physician reports and health records of patients who were members of several of the Nation’s largest managed care networks. The results were published in Neuropsychiatric Disease and Treatment - the journal of the International Neuropsychiatric Association (INA). The paper, “Measuring Severe Adverse Events and Medication Selection Using A ‘PEER Report’ for Non-Psychotic Patients: A Retrospective Chart Review,” was authored by Daniel Hoffman M.D., of the Neuro-Therapy Clinic, Charles DeBattista M.D., of the Stanford University School of Medicine, Rob Valuck, Ph.D., from the University of Colorado Health Sciences Center and Dan Iosifescu, M.D., of the Mood and Anxiety Disorders Program, Mount Sinai School of Medicine and Harvard University Faculty. The analysis of 257 evaluable patient records for the period starting in 2003 through mid-2011 represents cases in which the prescribers utilized PEER Reports for these patients. The analysis found that prescribers using the PEER Reports reported reduced trial-and-error pharmacotherapy through the following findings:

•	27 patients (11%) actually required no medications at all after the PEER Report.
•	Of the remaining patients who required medications:
•	87% of the patients achieved “much improved” or “very much improved” on the Clinical Global Improvement standardized outcomes measurement and 71% showed significant improvement using the Quality of Life Enjoyment and Satisfaction Questionnaire.
•	69% of the patients achieved Maximum Medical Improvement (MMI) in an average of four visits.
•	Out of 68 (26%) patients who had reported suicidality preceding their PEER Report, nine (4%) reported suicidality during the average two year follow-up period.
•	Out of 33 patients who had experienced a severe adverse event on their previous medications, 18 (55%) had PEER Reports which indicated poor outcomes for those medications in patients with similar EEG findings, suggesting caution in using those drugs.

Medco Analysis:   In 2011, the Company signed an agreement with Medco Health Services Inc. to analyze historical PEER Report outcome results in terms of Medco drug and healthcare claims datasets. Approximately 2,200 matching records were analyzed, yielding about 211 patients for whom 365 days of continuous claim data were available before and after the test. Based on these data, the Company’s consultants assessed the performance of physicians before and after testing. Findings include:

•	significant changes in physician prescribing behavior: approximately 92% of physicians receiving PEER Reports changed pharmacotherapy strategies post-test, with over half changing every single medication; and
•	increased proportion of generic prescribing: (generic utilization increased 32% after receipt of PEER Reports).

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

Polypharmacy Paper:   We published an additional paper in Neuropsychiatric Disease and Treatment - the journal of the INA, entitled “Polypharmacy or Medication Washout: An Old Tool Revisited”. The paper includes a comparison of the advantages and risks from using medication washout compared to polypharmacy with treatment-resistant patients. Polypharmacy is a common medical practice in which physicians prescribe additional psychiatric medications on top of previous medications already being used for a patient. This can result in patients being on too many drugs with the potential for harmful side effects. When done appropriately, washing medications out of select patients can be valuable in supporting better patient diagnosis and assessing medication needs, and can reduce the risks resulting from unknown drug interactions. While some patients will still need more than one medication as part of their treatment regimen, the ultimate goal is to determine which medications are necessary and effective for an individual patient. The paper highlights previous study findings and current data related to medication washout and polypharmacy.

The Market for PEER Reports

PEER is composed of two components: a standard Electroencephalogram (EEG) and the PEER Report. Payers now routinely reimburse EEGs, which are approximately $400 or one-half of the retail cost of a PEER Report under current procedure codes, as a result of, among other things, Mental Health Parity legislation (MHPEA) passed in 2008.  Final regulations and enforcement rules for Mental Health Parity were published in November 2013, becoming fully effective in July 2014.  The regulations reinforce the principle under MHPEA that health plans cannot refuse to pay for specific mental health treatments and services, or restrict access to such services through copays or selective provider networks, in any way that is different from the services they routinely pay for under the medical plan.

For the PEER Report (also $400), we believe there are strong prospects for reimbursement due to the fact that patients who have failed traditional pharmacotherapy are significant cost drivers for health plans, adding approximately $8,500 in medical costs per patient per year.  Since passage of the Affordable Care Act, payers have shown greater interest in reimbursing selected procedures which can reduce preventable medical error and reduce their underwriting losses.  Accordingly, there have been several promising developments in payer reimbursement for PEER technology:

•	United Healthcare approval as an Emerging Technology - based on PEER evidence in 2011. With two subsequent studies (the Commercial Payer Analysis published in 2012 and the ongoing Walter Reed PEER Trial), the Company believes that there may be sufficient evidence to justify full reimbursement by United Healthcare and similar commercial payers.
•	Similarly, genomic tests used for personalizing psychotropic therapies are now routinely reimbursed for up to half of billed charges.
•	Health plans that initially deny coverage for the PEER Report will be required to provide the evidence and criteria for any denials, and affirmatively demonstrate that these criteria are consistent with those used for medical-surgical procedures.
•	During the current quarter, the first PEER report was reimbursed by a commercial payer.

It is the Company's intention to submit both clinical and pharmaco-economic results from the Walter Reed PEER Trial to the Centers for Medicare and Medicaid Services, as well as commercial payers, to seek full reimbursement for PEER Reports.

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

We see four distinct but complementary market segments in the United States for PEER Reports.

Military: military mental healthcare combines patient, provider, and payer in a single enterprise. Because of its visibility and capital efficiency, the military will be the first large-scale addressable market for PEER. It is the Company’s intention to derive both clinical and pharmaco-economic data from the Walter Reed PEER Trial to drive expansion into TriCare, the VA, and the Department of Defense which support military-wide adoption of PEER Interactive.

Payer: the traditional challenge for any new medical technology is the achievement of sustained reimbursement. As a result of Mental Health Parity legislation passed in 2008, EEG tests are now being regularly reimbursed by most U.S. healthcare payers. Final regulations and enforcement rules for Mental Health Parity and Addiction Equity Act (“MHPEA”) were published in November 2013, becoming fully effective in July 2014. The regulations reinforce the principle under MHPEA that health plans cannot refuse to pay for specific mental health treatments and services, or restrict access to such services through copays or selective provider networks, in any way that is different from the services they pay for under the medical plan. Practically, this means that reimbursement for EEG services is probable, as EEG testing is currently paid for under medical plans for Neurological indications.  Likewise, for the PEER Report, health plans will be required to provide evidence for any claim denials and affirmatively demonstrate that such denials use the same criteria in mental health as in physical health. Accordingly, we believe these final rules will be a significant benefit for physicians and consumers, as fully one-half of the retail cost of a PEER Report (approximately $400) is now covered under most health insurance plans. Importantly, patients who have failed on two or more medications continue to be a significant cost driver for payers, adding approximately $8,500 in medical costs per patient per year. It is the Company’s intention to submit both clinical and pharmaco-economic results from the Walter Reed PEER Trial to the Centers for Medicare and Medicaid Services, and commercial payers, to seek reimbursement for PEER Reports.

Subject to capital availability, the Company expects to provide turnkey support to its physician network in the performance and provisioning of EEG tests, by providing equipment, technical support, billing and reimbursement services to physician offices.

Consumer: The end client for all pharmacotherapies is the consumer, which is why pharmaceutical firms have spent approximately $5.5 billion annually to reach them through direct to consumer advertising. During 2013, the Company had several limited but successful instances of retelling its story to general media, including appearances on Fox News, Varney & Company, Bloomberg TV, BNN and CTV.  Articles were also published in the Wall Street Journal, Military Times, Washington Post, Stars & Stripes, and the Associated Press.   The Company also developed a significant social media presence through Twitter and Facebook.   Overall, these appearances and social media initiatives generated significant incremental traffic to the Company’s website and referrals to the PEER Network. Recently we have engaged in a targeted advertising campaign using Facebook which has shown great promise in generating leads.

We will seek to encourage media coverage of our trial at Walter Reed and other physician success stories, and we will use that growing awareness to channel inquiries to PEER Network physicians.

Global market opportunity: In the United States, it is estimated that approximately one quarter of adults are diagnosed in a given year for one or more mental disorders, and 16% of adults will experience major depressive disorder in their lifetime. These results are, in fact, common to most developed countries: a study published by the European College of Neuropsychopharmacology reported that 165 million (38%) of Europeans are plagued by mental and neurological disorders, which have become Europe’s largest health challenge according to the study authors.

We are currently exploring opportunities in Canada, Europe and Australia through partnerships which have not yet been established.

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

Research & Development

We plan to continue to enhance, refine and improve the accuracy of our PEER Online database and PEER Reports through expansion of the number of medications covered by our PEER Reports, expansion of our neurometrics, refinement of our report generating system, and by reducing the time to turnaround a report to the physician. Research and Product Development expenses during the fiscal years ended September 30, 2014 and 2013 were $1.45 million and $1.29 million respectively.

Intellectual Property

PEER Online Patent

  We have twenty-two issued patents, of which nine are in the U.S., which cover the process involved in our PEER Online service. Our patents are valid until between September 2017 and July 2022. In addition, we believe these patents cover the analytical methodology we use with any form of neurophysiology measurement including SPECT (Single Photon Emission Computed Tomography), fMRI (Functional Magnetic Resonance Imaging), PET (Positron Emission Tomography), CAT (Computerized Axial Tomography), and MEG (Magnetoencephalography). We do not currently have data on the use of such alternate measurements, but we believe they may, in the future, prove to be useful to guide therapy in a manner similar to referenced-EEG. We have been issued patents in the following countries and regions: Canada (three patents), Europe (two patents), Australia (three patents), Mexico (two patents), Japan (two patents) and Israel (one patent). We also have filed multiple additional patent applications for our technology in the U.S., Europe and Canada.

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

TMS is a non-invasive outpatient procedure that uses magnetic fields to stimulate areas of the brain thought to control mood. TMS, which is approved by the U.S. Food and Drug Administration and offered by approximately 300 psychiatrists nationwide, is sometimes used as an alternative treatment for patients who have failed one or more antidepressants for the treatment of depression. While treatment periods vary by patient, a typical treatment regimen generally involves 20 to 30 treatments over a four to six week period.

TMS responsivity data, which is based on QEEG, helps physicians learn how patients with similar EEG patterns responded to TMS, thereby enabling them to more effectively guide patients most likely to benefit from this treatment and reduce expenditures on patients for whom TMS is not likely to be an effective solution for their depression.

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

Trademarks

“Referenced-EEG” and “rEEG” are registered trademarks of CNS California in the United States. We will continue to expand our brand names and our proprietary trademarks worldwide as our operations expand. We have trademarked PEER Online and PEER Reports and expect that they will be registered in due course by the United States Patent and Office.

PEER Online Database

The PEER Online database consists of over 37,300 clinical outcomes for over 9,800 unique patients with psychiatric or addictive problems. The PEER Online database is maintained in two parts:

1.	The QEEG Database

The QEEG Database includes EEG recordings and neurometric data derived from analysis of these recordings. QEEG is a standard measure that adds cloud-based computerized statistical analyses to traditional EEG studies. We utilize two separate QEEG databases which provide statistical and normative information in the generation of a PEER Report.

2.  The PEER Outcomes Database

The PEER Outcomes Database consists of physician provided assessments of the clinical long-term outcomes of patients and their associated medications. The clinical outcomes of patients are recorded using an industry-standard outcome rating scale, the Clinical Global Impression-Improvement scale (“CGI-I”). The CGI-I allows a clinician to rate how much the patient’s illness has improved or worsened relative to a baseline state. A patient’s illness is compared to change over time and rated as: very much improved, much improved, minimally improved, no change, minimally worse, much worse, or very much worse.

The format of the data is standardized and that standard is enforced at the time of capture by a software application. Outcome data is input into the database by the treating physician or their office staff. Each physician has access to their patient data through the software tool that captures the clinical outcome data.

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

Competition

Although we are not aware of any company that offers a service directly comparable to PEER Online services, the following companies might be noted as pursuing similar strategies:

•	BRAIN RESOURCE COMPANY is an Australian Clinical Research Organization (CRO) and neurosciences company focused on personalized medicine solutions for patients, clinicians, pharmaceutical trials and discovery research. Its iSpot clinical trial, and list of genomic and neurocognitive tools, some of which include QEEG, appears to focus on the same growing market that is targeted by CNS Response.

•	ASSURE Rx, GENOMIND and ALTHEADX are three companies focused on a genomic lab-based test for medication response based on a patient’s unique metabolism of medications. All three have achieved varying levels of reimbursement for their tests from insurors. We consider such tests to be related and complementary. AssureRx recently reported the approval of its test for use and reimbursement by the Veterans Administration.

•	IBM Corporation entered the field of clinical decision support with the launch of its Watson product, a natural language artificial intelligence system. According to IBM, the supercomputer-based software can scan information in 1 million books or about 200 million pages of data, analyze it and respond with answers in less than three seconds. Watson will sort through large amounts of electronic health records and unstructured medical data providing recommendations to doctors and nurses on treatment plans.

•	MICROSOFT CORPORATION and GENERAL ELECTRIC announced in late 2011 the combination of their respective health information technology product lines into a new, jointly-owned company to be called Caradigm. The venture is purported to bring Microsoft’s deep expertise in building platforms and ecosystems, and GE Healthcare’s experience in clinical and administrative workflows.

•	ASPECT MEDICAL SYSTEMS, INC. (now part of Covidien plc.) was developing a specific EEG measurement system that indicates a patient’s likely response to several antidepressant medications. It is not currently known if the intellectual assets of Aspect Medical will be used in a future commercial product.

•	NEUROVIGIL, based in La Jolla, California, is a company focused on developing an inexpensive, single channel EEG unit which can be used in sleep research and clinical trials to obtain brain function data.

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

In April 2014, based on an interim analysis of less than 10% of the planned clinical trial enrollees, statistically significant results were achieved for ten of the twelve endpoints of the Walter Reed PEER Trial. In May 2014, following the interim analysis, the Walter Reed Institutional Review Board (the "Walter Reed IRB”) suspended enrollment of new patients into the study in order to conduct an internal review. In December 2014, the review was completed and the protocol, with minor amendments, was resubmitted by the interim Principal Investigator to the Walter Reed IRB for approval. We expect that enrollment into the Walter Reed PEER Trial to recommence once the amended protocol is approved by the IRB. We believe such approval will be given in the first quarter of 2015, although we cannot be assured of this. Communication with the leadership of Walter Reed and Fort Belvoir encompass the roles, responsibilities and lines of communication in conducting the Walter Reed PEER Trial. The leadership has expressed their interest in participating in the trial and, if clinical utility is demonstrated, the significant potential impact that the PEER Interactive technology can have in the treatment of depression. The leadership has also expressed its desire to devote time and attention to the trial to make it a successful endeavor.

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

Employees

As of September 30, 2014, our Neurometric Services operation had six full-time and four part-time independent contractors. We believe that our relations with our employees are good. None of our employees belong to a union.

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

We have not generated significant revenues or become profitable, may never do so and may not generate sufficient working capital to cover costs of operations. Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern. We are unable to pay other obligations as they become due and are in arrears on paying certain of our larger creditors. We are insolvent and need additional funds immediately to continue our operations. Until we can generate a sufficient amount of revenues to finance our operations and capital expenditures, we are required to finance our cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. As of September 30, 2014 we had approximately $1.24 million in cash and cash equivalents at hand. As of December 15, 2014 we had approximately $589,000 in cash and cash equivalents on hand. We will therefore need additional funds to continue our operations and will need substantial additional funds before we can increase demand for our PEER Online services. We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail. Furthermore, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations and could cause us to be required to cease operations. Our financial statements include an opinion of our auditors that our continued operating losses and limited capital raise substantial doubt about our ability to continue as an ongoing concern.

Our liabilities exceed our assets; we have a working capital deficit; all of our assets are subject to a security interest covering our indebtedness.

As of September 30, 2014, we had liabilities of $3.10 million and assets of only $1.34 million. We had a working capital deficiency of $0.31 million. Furthermore, as a result of our $2.5 million secured convertible debt financing dated September 22, 2014, of which $1.65 million has been raised, all our intellectual property is encumbered as security for the debt financing. As a result, if we are unable to repay our debt when it becomes due, our lenders may claim all of our assets and our equity will have no value.

We have a history of operating losses.

We are a Company with a limited operating history. Since our inception, we have incurred significant operating losses. As of September 30, 2014, our accumulated deficit was approximately $59.21 million. Our future capital requirements will depend on many factors, such as the risk factors described in this section, including our ability to maintain our existing cost structure and to execute our business and strategic plans as currently conceived. Even if we achieve profitability, we may be unable to maintain or increase profitability on a quarterly or annual basis.

Our secured convertible notes, which are payable during 2016, are secured by substantially all of our assets.

As of December 26, 2014, we have outstanding convertible notes in an aggregate principal amount of $1.65 million that mature on March 21, 2016 (subject to earlier conversion or prepayment) and earn interest at a rate of 5% per annum with interest payable at maturity. The convertible notes are secured by substantially all of the assets of the Company. We currently have no resources to repay such convertible notes and we will be required either to raise additional funds or seek conversion of these notes to avoid a default. If we default on our convertible notes, the holders of the convertible notes will be entitled to execute on their security interest in substantially all of the assets of the Company in satisfaction of the obligation we have to them, thereby leaving no value for the holders of common stock. The convertible notes are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest price per share of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest price per share of Common Stock offered by the Company, but in no event less than $0.10 per share. The conversion of the convertible notes could cause a decrease in the market price of our common stock. The outstanding convertible notes, the security interest securing such notes and the other terms of the notes could make it more difficult for us to raise funds through future offerings of common stock.

If our PEER Reports do not gain widespread market acceptance, we will not sell adequate services to maintain our operations.

We have developed a methodology that aids psychiatrists and other physicians in selecting appropriate and effective medications for patients with certain behavioral or addictive disorders based on physiological traits of the patient’s brain and information contained in a proprietary database that has been developed over the last twenty-five years. We began selling reports, referred to as rEEG Reports, based on our methodology in 2000; these reports have since been rebranded as PEER Reports. To date, we have not received widespread market acceptance of the usefulness of our PEER Reports in helping psychiatrists and other physicians inform their treatment strategies for patients suffering from behavioral and/or addictive disorders and we currently rely on a limited number of employees to market and promote our PEER Reports. To grow our business, we will need to develop and introduce new sales and marketing programs and clinical education programs to promote the use of our PEER Reports by psychiatrists and other physicians and hire additional employees for this purpose. If we do not implement these new sales and marketing and education programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business, which could also negatively impact our stock price.

The Walter Reed IRB suspended enrollment of new patients into the study in order to conduct an internal review and we cannot predict or assure when, or if, re-enrollment of new patients will recommence. The continuation of the study is dependent on the Walter Reed IRB’s approval of an amended study protocol which cannot be guaranteed. The Company's success is substantially dependent upon the successful recommencement of the Walter Reed Trial.

In April 2013, the Company commenced a reimbursed clinical trial at Walter Reed and Fort Belvoir using its neurometric platform to provide PEER Reports to military psychiatrists treating patients primarily for depression with various comorbidities, including PTSD and mTBI. In April 2014, based on an interim analysis of less than 10% of the planned clinical trial enrollees, statistically significant results were achieved for ten of the twelve endpoints of the Walter Reed PEER Trial. In May 2014, following the interim analysis, the Walter IRB suspended enrollment of new patients into the study in order to conduct an internal review. In December 2014, an amended study protocol was submitted to the Walter Reed IRB for approval. In correspondence to us, however, Walter Reed and Fort Belvoir expressed certain concerns and as a condition of continuing the trial, their leadership established clear guidelines for conduct of the trial, including with respect to roles and responsibilities of our personnel and lines of communication.  In addition, they have required that all study data will need to be revalidated by Walter Reed personnel prior to its use for publication, have imposed limitations on access and use of data by us and implemented controls relating to the enrollment of patients. Walter Reed and Fort Belvoir leadership reaffirmed their interest in participating in the trial. The leadership has also expressed its desire to devote time and attention to the trial to make it a successful endeavor. We cannot assure final approval, nor predict the timing of approval, of the Walter Reed IRB of the amended study protocol or the approval of the interim results data for publication, if ever. Therefore, we cannot guarantee that new patient enrollment into the Walter Reed PEER Trial will recommence or if it recommences, when it will do so. We need to recommence new patient enrollment into the Walter Reed PEER Trial in order to achieve the last two endpoints of the study (one of which is the primary endpoint of the study) and continue to derive revenues from the provision of PEER Reports for the study. Even if enrollment of new patients into the Walter Reed PEER Trial does recommence, we may never achieve statistical significance for the remaining endpoints in the trial, including the primary endpoint. We have invested substantially all of our resources in the successful completion of the Walter Reed Trial.  If we are unable to complete the Walter Reed PEER Trial or if the results of the trial do not support continued development of our business model, we will likely be unable to raise additional funds to support our business and we would therefore be unable to continue our operations.

Our PEER Reports may not be as effective as we believe them to be, which could limit or prevent us from growing our revenues. If the results of our Walter Reed PEER Trial are not significant, we may not be able to continue to fund our development efforts.

Our belief in the efficacy of our PEER Online technology is based on a limited number of studies. Such results may not be statistically significant and may not be indicative of the long-term future efficacy of the information we provide. Controlled scientific studies, including those that have already been announced and that are planned for the future, may yield results that are unfavorable or demonstrate that our services, including our PEER Reports, are not clinically useful. While we have not experienced such problems to date, if the initially indicated results cannot be successfully replicated or maintained over time, utilization of services based on our PEER Online technology, including the delivery of our PEER Reports, may not increase as we anticipate, which would harm our operating results and stock price. In addition, if we fail to upgrade our PEER Online database to account for new medications that are now available on the market, psychiatrists and other physicians may be less inclined to utilize our services if they believe that our reports only provide information about older treatment options, which would further harm our operating results and stock price. We have recently begun enrolling patients in our Walter Reed PEER Trial. The trial is designed as a double-blind trial for military patients with a primary diagnosis of depression, among other things.  We have preliminary data from the trial and expect to publish the results in the near future, we do not know whether the ultimate results of the trial will be successful.  There are many factors beyond our control that could affect the success of the Walter Reed trial, including difficulty in registering more subjects, failures of investigators to follow the proper protocol, external factors affecting patient health, among others.  If we fail to receive significant positive results, doctors would likely not be willing to use our services and our ability to generate revenue and to continue the PEER Online program could be limited.

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

In December 2010 and again in September 2011, the Company met with Center officials to determine whether FDA had or would soon be developing a coherent regulatory pathway for clinical decision support services such as PEER Reports. In 2011, the Company introduced its PEER Outcome database as a published, transparent repository of individual medication response reports which reference known electrophysiology variables. Following a meeting with the FDA, the Company successfully registered its PEER Outcome database as a Class I Exempt Device within the category of Medical Device Data System, Section 860.6310. The Company continued its engagement with Center staff over the potential for a regulatory pathway for PEER Online as a Class II medical device, based on the Center’s recommendation that military use of PEER Online move forward under an Investigational Device Exemption (“IDE”) in order to provide additional data to support a successful 510(k) filing. In March 2012, the FDA responded to our proposal for a clinical trial of an Investigational Device, PEER Interactive, designed to support physicians in identifying the best treatments for certain mental illnesses. In response to the comments provided by the FDA, we revised the protocol to partner with military physicians treating 2,000 patients diagnosed with mental health conditions such as depression, PTSD, mTBI and several other disorders. In August 2012, the FDA issued a determination that the Walter Reed PEER Trial was considered a Non-Significant Risk (NSR) clinical trial and did not require an IDE application. On November 30, 2012, the Walter Reed IRB approved the protocol for research to be conducted at Walter Reed and Fort Belvoir. On January 23, 2013, the Company received a memorandum from the Commander of Walter Reed, which officially confirmed the approval of the protocol and permission to conduct the clinical trial. The project title of the clinical trial is “Use of PEER Interactive to inform the prescription of psychotropic medications to patients with behavioral disorders.” Subsequently, the same protocol was also approved by the IRB at Fort Belvoir. The clinical trial is currently in progress at both Walter Reed and Fort Belvoir. At this time we cannot predict the results or the success of any trial, if and once completed. We can offer no assurances that the FDA will not insist on pre-market approval in the future, or that the data, which will be included in our future submissions to the FDA, do not raise any important new issues that could materially affect safety or effectiveness of our rEEG service. The inability of Walter Reed and Fort Belvoir to enroll sufficient subjects or the receipt of inconclusive results from our clinical trial would have a material adverse effect on our ability to expand our operations. We currently intend to continue marketing as a non-device cloud-based neurometric service branded as PEER Reports, under our Class I registration, while we pursue the military clinical trial and consider submission of a Class II device premarket application in the future. If we continue to market our PEER Reports and the FDA determines that we should be subject to further FDA regulation as a Class II medical device, it could seek enforcement action against us based upon its position that our PEER Reports constitute a medical device as a result of which we could be forced to cease our marketing activities and pay fines and penalties, which would have a material adverse impact on us.

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

Our future revenue growth will depend in part upon the availability of reimbursement from third-party payers for psychiatrists and other physicians who use our PEER Reports to guide the treatment of their patients. Such third-party payers include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payers are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which procedures they will pay for and the amounts that they will pay for new procedures. As a result, they may not cover or provide adequate payment for treatments that are guided by our PEER Reports, which will discourage psychiatrists and other physicians from utilizing the information services we provide. We may need to conduct studies in addition to those we have already announced to demonstrate the cost-effectiveness of treatments that are guided by our products and services to such payers’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Adequate third-party reimbursement might not be available to enable us to realize an appropriate return on investment in research and product development and the lack of such reimbursement could have a material adverse effect on our operations and could adversely affect our revenues and earnings.

Regulations are constantly changing and in the future, our business may be subject to additional regulations that will increase our compliance costs.

Federal, state and foreign laws and regulations relating to the sale of our PEER Reports are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, including injunctions that would prevent us from conducting our business, withdrawal of clearances or approvals and civil and criminal penalties. In the event that federal, state, and foreign laws and regulations change, we may need to incur additional costs to seek government approvals, in addition to the clearance from the FDA if we so chose, in order to sell or market our PEER Online service. There is no guarantee that we will be able to obtain such approvals in a timely manner or at all, and as a result, our business would be significantly harmed.

Our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectation of analysts or investors.

Management expects that we will experience substantial variations in our operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include, without limitation:

•	the use of and demand for PEER Reports and other products and/or services that we may offer in the future that are based on our patented methodology;
•	inconclusive or negative result from our Walter Reed trial;
•	our inability to continue enrolling patients in the Walter Reed trial;

•	the effectiveness of new marketing and sales programs;
•	turnover among our employees;
•	changes in management;
•	the introduction of products or services that are viewed in the marketplace as substitutes for the services we provide;
•	communications published by industry organizations or other professional entities in the psychiatric and physician community that are unfavorable to our business;
•	the introduction of regulations which impose additional costs on or impede our business; and
•	the timing and amount of our expenses, particularly expenses associated with the marketing and promotion of our services, the training of physicians and psychiatrists in the use of our PEER Reports and research and development.

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

We have limited experience conducting clinical trials of psychiatric medications and in the event we conduct clinical trials, we will rely on outside parties, including academic investigators, outside consultants and will contract with research organizations to conduct these trials on our behalf. We will rely on these parties to assist in the recruitment of sites for participation in clinical trials, to maintain positive relations with these sites, and to ensure that these sites conduct the trials in accordance with the protocol and our instructions. If these parties renege on their obligations to us, our clinical trials may be delayed or unsuccessful.

In the event we conduct clinical trials, we cannot predict whether we will encounter problems that will cause us or regulatory authorities to delay or suspend our clinical trials or delay the analysis of data from our completed or ongoing clinical trials. In addition, we cannot assure that we will be successful in reaching the endpoints in these trials, or if we do, that the FDA or other regulatory agencies will accept the results.

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

We consider the protection of our intellectual property to be important to our business prospects. We currently have twenty-two issued patents in the United States, Australia, Canada, Europe, Israel, Japan and Mexico and we have also filed multiple additional patent applications in the United States and in multiple foreign jurisdictions.

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

We depend heavily upon secure access to, and secure transfer of, data via the internet in exchanging data with customers. Any security breaches could result in unauthorized access to sensitive patient data, our intellectual property and other confidential business information. We use third-party data centers and any damage to, or failure of, our central analytical database could adversely affect our ability to provide our services. For any of the foregoing or related reasons, customers may curtail or stop using our services and we may incur significant legal and financial exposure and liabilities.

We depend heavily on secure access to, and secure transfer of data via the internet in the generation of our PEER Reports and other data exchange with our customers. We rely on services provided by third parties to store, transmit and process data in our central neurometric database. Security breaches could expose us to a risk of losing data and result in litigation and possible liability. Security measures taken by us or by such third party service providers may be breached as a result of third party action, including intentional misconduct by computer hackers, employee error, malfeasance, fraud or otherwise, during transfer or processing of data or at any time and result in someone obtaining unauthorized access to sensitive patient information, our intellectual property, other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our service, damage to our reputation, disruption to our business, could lead to legal liability and severely curtail future revenue.

In addition, any damage to, or failure of, our central neurometric database and the server on which it resides could result in interruptions in our ability to provide PEER Reports. Interruptions in our service may reduce our revenue, cause PEER Network providers to terminate their relationship with us and adversely affect our ability to attract new physicians to the PEER Network. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

Because our service is complex and cloud-based we rely on third-party data centers to store the data in our central neurometric database, our data and processes may be corrupted at some future time resulting in erroneous, defective or ineffective reports, which could result in unanticipated downtime in our service for PEER Network providers, resulting in harm to our reputation and our business. We do not control the operation of these facilities. While we take precautions (data redundancy, back-up and disaster recovery plans) to prevent service interruptions, our data centers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, communications failures and similar events. The occurrence of a natural disaster or an act of terrorism, vandalism or other misconduct, resulting in a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the availability of our central neurometric database. Since many physicians rely on our service to assist in treating their patients, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and hurt the reputation of the physicians in our PEER Network. If that occurs, physicians could elect to terminate their relationship with us, or delay or withhold payment to us. We could lose future revenues or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation and a reduction in revenue.

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

All significant medical treatments and procedures, including treatment that is facilitated through the use of our PEER Reports, can involve the risk of serious adverse events up to and including death. While we have not been the subject of any personal injury claims for patients treated by providers using our PEER Reports, our business entails an inherent risk of claims for personal injuries, which are subject to the attendant risk of substantial damage awards. We cannot control whether individual physicians and psychiatrists will properly select patients, apply the appropriate standard of care, or conform to our procedures in determining how to treat their patients. A significant source of potential liability is negligence or alleged negligence by physicians treating patients with the aid of the PEER Reports that we provide. There can be no assurance that a future claim or claims will not be successful or, including the cost of legal defense, will not exceed the limits of available insurance coverage.

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

In addition, the FDA regulates development, testing, labeling, manufacturing, marketing, promotion, distribution, record-keeping and reporting requirements for prescription drugs. Compliance with laws and regulations enforced by the FDA and other regulatory agencies may be required in relation to future products or services developed or used by us, in addition to the regulatory process and dialogue in which we are now engaged with the FDA (for more information, please see the risk factor entitled “The FDA believes that rEEG and, potentially, our PEER Online service, constitute a medical device, which is subject to regulation by the FDA. As we continue to market our PEER Online service, there is risk that the FDA will commence an enforcement action against us. The FDA has informed us that our marketing of our rEEG services without prior approval or re-classification by the FDA constitutes a violation of the Federal Food, Drug and Cosmetic Act”). Failure to comply with applicable laws and regulations may result in various adverse consequences, including withdrawal of our products and services from the market, or the imposition of civil or criminal sanctions.

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

Many states, including California, in which our principal executive offices are located, have laws that prohibit business corporations, such as us, from practicing medicine, exercising control over medical judgments or decisions of physicians, or engaging in certain arrangements, such as employment or fee-splitting, with physicians. Courts, regulatory authorities or other parties, including physicians, may assert that we are engaged in the unlawful corporate practice of medicine by providing administrative and ancillary services in connection with our PEER Reports. These parties may also assert that selling our PEER Reports for a portion of the patient fees constitutes improper fee-splitting. If asserted, such claims could subject us to civil and criminal penalties and substantial legal costs, could result in our contracts being found legally invalid and unenforceable, in whole or in part, or could result in us being required to restructure our contractual arrangements, all with potentially adverse consequences to our business and our stockholders.

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

In conducting research or providing administrative services to healthcare providers in connection with the use of our PEER Reports we may collect, use, maintain and transmit patient information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act (HIPAA) and related rules. The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions, or Transactions Rule; the Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule; and the Health Insurance Reform: Security Standards, or Security Rule. HIPAA applies to covered entities, which include most healthcare facilities and health plans that may contract for the use of our services. The HIPAA rules require covered entities to bind contractors like us to compliance with certain burdensome HIPAA rule requirements.

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

Our shares of common stock are currently quoted on the OTCQB under the symbol “CNSO”. There is currently no broadly followed, established trading market for our common stock and an established trading market for our shares of common stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. Also, as a result of this lack of trading activity, the quoted price for our common stock on the OTCQB is not necessarily a reliable indicator of its fair market value.

Furthermore, if we cease to be quoted on the OTCQB, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

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

Our officers, directors, principal stockholders (greater than 5% stockholders) and nominees to our board of directors collectively control approximately 58% of our issued and outstanding common stock and 54% on a fully diluted basis. As a result, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In addition, two significant stockholders exercise substantial control over the composition of the board of directors, by virtue of having the power to nominate all of the members of the board of directors. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Transactions engaged in by our largest stockholders, our directors or executives involving our common stock may have an adverse effect on the price of our stock.

Our officers, directors, principal stockholders (greater than 5% stockholders) and nominees to our board of directors collectively control approximately 58% of our issued and outstanding common stock and 54% on a fully diluted basis. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. In connection with our recent offer and sale of convertible notes, we agreed to file a registration statement under certain circumstances covering the resale of shares of common stock upon the conversion thereof. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

ITEM 1B.          Unresolved Staff Comments

Not applicable.

ITEM 2.             Properties

The Company leases its headquarters and Neurometric Services space, located at 85 Enterprise, Suite 410, Aliso Viejo, CA 92656, under an operating lease which commenced on February 2010. On February 6, 2014, we signed a 24 month extension to our lease for our current location. The lease period commenced on February 1, 2014 and terminates on January 31, 2016. The 2,023 square foot facility has an average cost for the lease term of $4,100 per month. The monthly rent for months one through 13 is $4,349; the months of February 2014 and January 2015 are abated; the monthly rent for months 14 through 24 is $4,523.

We believe that our current space is adequate for our needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

ITEM 3.             Legal Proceedings

For a discussion of our ongoing litigation with Leonard J. Brandt and Brandt Ventures, GP and other routine litigation to which we are subject please refer to the Litigations section of “Note 10. Commitments and Contingent Liabilities” of the Notes to the Consolidated Financial Statements.

ITEM 4.             Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is currently trading on the OTCQB market the symbol CNSO. There is currently no broadly followed, established trading market for our common stock.  Established trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an established trading market increases price volatility and reduces the liquidity of our common stock.  As a result of this lack of trading activity, the quoted price for our common stock on the OTCQB is not necessarily a reliable indicator of its fair market value.

The following table sets forth, for the periods indicated, the high and low bid information for our common stock as determined from sporadic quotations on the OTC Bulletin Board or OTCQB market.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Fiscal Year Ended September 30, 2013
First Quarter	$1.01	$0.40
Second Quarter	$2.06	$0.49
Third Quarter	$2.33	$0.89
Fourth Quarter	$1.74	$0.30

Fiscal Year Ended September 30, 2014
First Quarter	$0.54	$0.30
Second Quarter	$0.86	$0.36
Third Quarter	$0.65	$0.34
Fourth Quarter	$0.35	$0.22

On December 29, 2014, the closing sales price of our common stock as reported on the OTCQB market was $0.23 per share.  As of December 29, 2014, there were 362 record holders of our common stock.  The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

ITEM 6.              Selected Financial Data

Not applicable.

ITEM 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes provided under Part II, Item 8 of this annual report on Form 10-K.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. for the fiscal years ended September 30, 2014 and 2013.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “goal,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this annual report on Form 10-K for a discussion of certain risks associated with our business.  We disclaim any obligation to update forward-looking statements for any reason.

Overview

We are a clinical decision support company with a patented commercial neurometric platform to predict drug response for treatment of brain disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder (“PTSD”).  We are conducting a reimbursed trial at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital (“Fort Belvoir”) focused on patients with depression, PTSD and mild traumatic brain injury (“mTBI”) in order to support clinical decisions in the treatment of depression and related disorders.  We are being reimbursed by Walter Reed at a study-specific rate which includes a prorated element for study expenses for each Psychiatric Electroencephalographic Evaluation Registry (“PEER”) Outcome report rendered in the study.

Clinical Services- Discontinued Operation

In January 2008, we acquired, the Neuro-Therapy Clinic, Inc. (“NTC”) which upon the completion of the transaction became a wholly-owned subsidiary. NTC operated a psychiatric medication management practices in the state of Colorado. Effective September 30, 2012, operations at NTC were discontinued, as the Company chose to focus its limited cash resources on its Walter Reed clinical trial. Consequently, NTC is accounted for as a discontinued operation.

Working Capital

  We are unable to pay all our obligations as they become due and we are in arrears on paying certain of our creditors.  If we are not able to raise additional funds within the next few months and reach accommodations with certain of our creditors, we will likely be required to cease our operations.

Since our inception, we have generated significant net losses. As of September 30, 2014, we had an accumulated deficit of approximately $59.21 million; and as of September 30, 2013, our accumulated deficit was approximately $56.55 million. We incurred operating losses of $3.82 million and $4.20 million for the fiscal years ended September 2014 and 2013, respectively and incurred net losses of $2.66 million and $10.91 million for those respective periods. Large, non-cash, accounting transactions significantly impacted the net losses for the 2014 and 2013 fiscal years, including:

•	a non-cash loss of $5.8 million on the inducement to convert $7.7 million of convertible promissory notes and interest in fiscal year 2013;
•	a non-cash interest expense of $1.28 million of which $0.62 million was accrued interest on our converted promissory notes and $0.66 million was the amortization of warrant discount in the 2013 fiscal year. For fiscal year 2014 the non-cash interest charges were only $7,600.
•	a non-cash gain on extinguishment of debt of $0.56 million primarily from the conversion of promissory notes to equity in the 2013 fiscal year: in the 2014 fiscal year we had a non-cash gain on extinguishment of debt of $1.1 million from the settlement of certain accounts payable with equity.

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

As of September 30, 2014, our current liabilities of approximately $1.62 million exceeded our current assets of approximately $1.31 million by approximately $0.31 million and, assuming we are able to continue our operations, our net losses will continue for the foreseeable future.  During fiscal year 2014 we were successful in raising a net $3.34 million of which $1.69 million was in the private placement of equity at $0.25 per share of Common Stock and $1.65 million was in the private placement of secured convertible debt at $0.25 per share. We will need additional funding to complete our clinical trial at Walter Reed, Fort Belvoir and other military and VA locations, if any. Additional funding will be needed before we can significantly increase the demand for our PEER Online services.

We are actively exploring additional sources of capital. However, we cannot offer assurances that additional funding will be available on acceptable terms, or at all. Even if we were to raise additional funds, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial additional portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting the funds available for our business activities. If adequate funds are not available, it will likely force us to cease operations or would otherwise have a material adverse effect on our business, financial condition and/or results of operations.

Placement Transactions

Between June 3, 2010 and February 2012, the Company raised approximately $7.6 million through four rounds of private placements of convertible promissory notes.  In January 2013, SAIL Capital Partners converted multiple notes, which were held by various SAIL entities, with an aggregate principle amount of $1.25 million, plus the interest thereon, into 1,469,816 shares of common stock at $1 per share. Effective August 12, 2013, all remaining notes from the four private placement rounds in the aggregate amount of $7.7 million of principal and interest thereon, were converted into 30,893,419 shares of common stock pursuant to an offer letter to convert the notes and interest at $0.25 per share in accordance with the Omnibus Note Amendment Agreement, which was fully executed on August 12, 2013, when all holders of the notes convertible at $1.0 per share agreed to convert those notes and interest into common stock at $0.25 per share.

From August 17, 2012, through November 30, 2012, we raised an additional $2.0 million through the sale of October 2012 Notes convertible at $0.04718 per share of common stock. All these notes, along with the interest thereon, were converted by September 30, 2013, into 44,085,044 shares of common stock.

From February 2013, through July 2014, the Company conducted five tranches of private placements of shares of common stock at $0.25 per share as follows:

1.	From February 22, 2013, through April 1, 2013, 19 accredited investors purchased an aggregate of 4,180,000 shares of common stock at a price of $0.25 per share in a private placement. The Company received gross aggregate cash proceeds of $1,045,000. The investors included three affiliates, one of which is the Tierney Family Trust of which Mr. Thomas Tierney, our Chairman of the Board of the Company, is a trustee. The Tierney Family Trust acquired 400,000 shares of common stock for which the Company received cash proceeds of $100,000. A second affiliate investor is Paul Buck, the Company’s CFO, who acquired 50,000 shares of common stock for which the Company received cash proceeds of $12,500, the third affiliate investor is Extuple Limited Partnership (“Extuple”) an accredited investor and a greater than 5% beneficial owner of the Company, invested $300,000 for 1,200,000 shares of common stock.

2.	From May 23, 2013, through September 12, 2013, 23 accredited investors purchased an aggregate of 8,000,000 shares of common stock, par value $0.001, at a price of $0.25 per share pursuant to a private placement. The Company received gross aggregate cash proceeds of $2,000,000. The investors included the following affiliates: the Tierney Family Trust of which Mr. Tierney, our Chairman of the Board of the Company, is a trustee, acquired 1,200,000 shares of common stock for which the Company received cash proceeds of $300,000: the Follman Family Trust of which Mr. Robert Follman, a director of the Company is a trustee, acquired 800,000 shares of common stock for which the Company received cash proceeds of $200,000: Mr. John Pappajohn, a director of the Company, acquired 400,000 shares of common stock for which the Company received cash proceeds of $100,000: Mr. Paul Buck, the Company’s CFO, acquired 50,000 shares of common stock for which the Company received cash proceeds of $12,500: Mr. & Mrs. Mark and Jill Oman, who are greater than 5% beneficial owners of the Company, and an entity under their control acquired 1,400,000 shares of common stock for which the Company received cash proceeds of $350,000.

3.	From October 7, 2013, through November 14, 2013, the Company sold and issued an aggregate of 1,900,000 shares of its common stock at a per share price of $0.25, in a private placement to 11 accredited investors, for which it received gross cash proceeds to the Company of $475,000. No affiliates participated in this tranche.

4.	Between January 14, 2014 and February 14, 2014, the Company sold and issued an aggregate of 4,000,000 shares of its Common Stock, par value $0.001, at a price of $0.25 per share, in a private placement to 20 accredited investors, for which it received gross cash proceeds to the Company of $1,000,000. The investors included the following affiliates: the Tierney Family Trust of which Mr. Tierney, the Chairman of the Board, Family Trust of which Mr. Follman, a Director of the Company is a trustee, acquired 800,000 shares of Common Stock for which the Company received cash proceeds of $200,000: George Carpenter, the Company’s Chief Executive Officer, and his wife acquired 200,000 shares of Common Stock for which the Company received cash proceeds of $50,000: Paul Buck, the Company’s, Chief Financial Officer, acquired 100,000 shares of Common Stock for which the Company received cash proceeds of $25,000.

5.	Between July 8, 2014 and July 23, 2014, the Company sold and issued an aggregate of 1,040,000 shares of its Common Stock, at a price of $0.25 per share, in a private placement to seven accredited investors, for which it received gross cash proceeds of $260,000. These investors included our Chairman, Thomas Tierney, and Director, Robert Follman, who each purchased 400,000 shares of Common Stock for $100,000 each; an entity beneficially owned by our Director, Walter Schindler, that purchased 40,000 shares of Common Stock for $10,000; our Chief Executive Officer, George Carpenter and his wife Jill Carpenter, purchased 50,000 shares of Common Stock for $12,500; our Chief Financial Officer, Paul Buck, also purchased 50,000 shares of Common Stock for $12,500.

Between September 22, 2014, and September 26, 2014, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) in connection with a bridge financing, with eight accredited investors, including lead investor RSJ Private Equity uzavreny investicni fond a.s (“RSJ PE”).  Pursuant to the Note Purchase Agreement, the Company issued eight secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $1.65 million, representing gross proceeds to the Company of $1.65 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: The Tierney Family Trust, of which the Company’s Chairman of the Board, Thomas Tierney, is a trustee, purchased a September 2014 Note for $200,000; the Company’s Director, John Pappajohn, purchased a September 2014 Note for $200,000; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000. The obligations represented by these September 2014 Notes are secured by substantially all of the assets of the Company.

Please see Note 4. Convertible Debt and Equity Financings to the Consolidated Financial Statements for details of the abovementioned transactions.

Financial Operations Overview

Revenues

Our neurometric services revenues are derived from the sale of PEER Reports to physicians. Physicians are generally billed upon delivery of a PEER Report. The list price of our PEER Reports to physicians is $400 per report which excludes the cost of doing the EEG. Our Clinical Trial revenues are derived from the PEER Reports to the Military. The list price of our PEER Reports to the Military is $540 and is inclusive of collecting the EEG. We stopped providing PEER Reports to the Military in May 2014 and generated no revenue after such time. Although we expect to continue our service to the Military, no assurance can be given that we will generate any additional revenue by providing the Military with PEER Reports.

  Cost of Revenues

Cost of revenues are for neurometric services and represent the cost of direct labor, the costs associated with external processing, analysis and consulting review necessary to render an individualized test result and any miscellaneous support expenses. Costs associated with performing our tests are expensed as the tests are performed. We continually evaluate the feasibility of hiring our own personnel to perform most of the processing and analysis necessary to render a PEER Report.

  Research and Product Development

Research and Product development expenses are associated with our neurometric services and primarily represent costs incurred to design and conduct clinical studies, to recruit patients into the studies, to improve PEER Report processing, to add data to the CNS Database, to improve analytical techniques and advance application of the methodology. We charge all research and development expenses to operations as they are incurred.

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

  Derivative accounting for convertible debt and warrants

The Company analyzes all financial instruments with features of both liabilities and equity under ASC-480-10 and ASC 815-10 whereby the Company determines the fair market carrying value of a financial instrument using the Black-Scholes model and revalues the fair market value on a quarterly basis. Any changes in carrying value flow through as other income (expense) in the income statement. As of September 30, 2013, the Company did not have any convertible debt or warrants, and therefore, had no associated derivative liabilities at that time. During September 2014, the Company raised $1.65 million in a private placement of secured convertible debt at $0.25 per share of Common Stock. This debt instrument also has a ratchet requiring the determination of the fair market carrying value. At issuance, the note discount and derivative liability using the Black-Scholes model was $179,200 and at September 30, 2014, upon revaluation, the derivative liability value was reduced to $153,100 with a resultant gain of $26,100 from derivative liabilities being booked to other income in the income statement.

Results of Operations for the Fiscal Years Ended September 30, 2014 and 2013

Since September 30, 2012, Neurometric Services has been focused on conducting the clinical trial at Walter Reed and Fort Belvoir and on the delivery of reports (“PEER Reports”) to a core group of physicians. The PEER Report enables psychiatrists and other physician/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology. Prior to September, 2012, we also had a Clinical Services business which was operated by the NTC and provided full psychiatric services. This operation has been closed and is now accounted for as a discontinued operation.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Fiscal Year ended September 30,
	2014	2013

Revenues	100%	100%
Cost of revenues	54	109
Gross profit	46	(9)
Research	86	128
Product development	991	855
Sales and marketing	289	265
General and administrative expenses	1,506	1,952
Operating loss	(2,826)	(3,209)
Other income (expense), net	856	(5,109)
Net income (expense) before Discontinued Operations	(1,970)	(8,318)
Loss from Discontinued Operations	(2)	(15)
Net income (loss)	(1,972)%	(8,333)%

Revenues

	Fiscal Year ended September 30,		Percent Change
	2014	2013
Neurometric Service Revenues	$135,100	$130,900	3%

With respect to our Neurometric Services business, the number of third party paid PEER Reports delivered decreased to 313 for the fiscal year ended September 30, 2014, down from 317 for the prior fiscal year end. The decrease was due to the halt of enrollment into the Walter Reed Clinical trial in May, 2014, pending a review. Consequently, no PEER Reports were ordered for the period from May through September of 2014. Our standard price per report is $400 to our non-military providers and $540, which includes the collection of the EEG, to our military clinical trial providers. The average revenue per report increased to $429 per test in fiscal year 2014 from $413 in the prior year. This increase was due to the mix of regular and clinical trial PEER Reports delivered. The total numbers of free PEER Reports processed were 52 and 97 for the fiscal years ended September 30, 2014 and 2013 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Fiscal Year ended September 30,		Percent Change
	2014	2013
Cost of Neurometric Services revenues	$73,000	$142,600	(49)%

Cost of Neurometric Services revenues consisting of payroll costs (including stock-based compensation), consulting costs, and other miscellaneous charges were as follows:

		Fiscal Year ended September 30,
	Key Expense Categories	2014	2013	Change
(1)	Salaries and benefit costs	$50,100	$108,500	$(58,400)
(2)	Consulting fees	22,700	33,000	(10,300)
(3)	Other miscellaneous costs	200	1,100	(900)
	Total Costs of Revenues	$73,000	$142,600	$(69,600)

Consulting costs associated with the processing of second generation of PEER Online reports are between $10 and $60 per report. We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Comparing the fiscal year ended September 30, 2014 with the corresponding period in 2013:

(1)

Salary and benefit expenses for the 2014 period were reduced by $58,400 with the departure of a member of staff. This function was re-assigned to a consultant and other members of staff along with the rollout of our second generation of PEER Online which is more automated. During the first seven months of the 2013 period, 67% of the salary was paid in cash and 33% of the salary was accrued as a result of the Company’s limited cash resources. All accrued salary liabilities owing to staff have subsequently been paid out;

(2)	Consulting fees declined for the 2014 period as we utilized a different consulting resource to artifact EEGs which were generated for our second generation of PEER Online reports; and
(3)	Other miscellaneous costs declined in fiscal year 2014 as a result of the reduction in staff.

Research

	Fiscal Year ended September 30,		Percent Change
	2014	2013
Neurometric Services Research	$116,200	$167,900	(31)%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees, practitioner training costs, travel, conference and other miscellaneous costs which were as follows:

		Fiscal Year ended September 30,
	Key Expense Categories	2014	2013	Change
(1)	Salaries and benefit costs	$65,600	$181,100	$(115,500)
(2)	Consulting fees	40,000	(23,000)	63,000
(3)	Other miscellaneous costs	10,600	9,800	800
	Total Research	$116,200	$167,900	$(51,700)

Comparing the fiscal year ended September 30, 2014 with the corresponding period in 2013:

(1)

Salary and benefit costs decreased for the 2014 period as Dr. Hoffman, our medical director, left the Company during July 2013, although he remains a consultant to the Company. The salary and benefit cost represent the amortization of stock-based compensation granted to Dr. Hoffman and the payment of accrued salary owed to him;

(2)

Consulting costs increased for 2014 period as we entered into a consulting agreement with Dr. Schiller for the medical monitoring of the Walter Reed study, the training of clinical trial investigators and new PEER Online users. Additionally Dr. Schiller is advising on product development. For the fiscal 2013 period costs decreased as we reversed anticipated accrued consulting cost which did not materialize; and

35

(3)

Other miscellaneous costs for 2014 period were primarily for professional liability insurance; during the 2013 period expenses included only a partial year of insurance costs along with some travel related expenses.

Product Development

	Fiscal Year ended September 30,		Percent Change
	2014	2013
Neurometric Services Product Development	$1,338,500	$1,119,500	20%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, travel and miscellaneous costs which were as follows:

		Fiscal Year ended September 30,
	Key Expense Categories	2014	2013	Change
(1)	Salaries and benefit costs	$507,200	$457,400	$49,800
(2)	Consulting fees	622,300	442,000	180,300
(3)	System development costs	104,100	75,100	29,000
(4)	Conference & Travel	51,000	98,300	(47,300)
(5)	Other miscellaneous costs	53,900	46,700	7,200
	Total Product Development	$1,338,500	$1,119,500	$219,000

Comparing the fiscal year ended September 30, 2014 with the corresponding period in 2013:

(1)

Salaries and benefits increased by a net $49,800 and the mix of expenditures changed in the 2014 period as follows: (a) a realignment of staff from the Sales and Marketing cost center to Product Development as the role of our VP of Government Accounts, Col. (Ret) Stewart Navarre had changed from a marketing focus to managing the Walter Reed clinical trial effective January 2013. Consequently the 2013 period does not have three months’ worth of comparable salary expense; (b) senior managers agreed in the 2014 period to forfeit a portion of their salaries in favor of receiving stock-based compensation in the form of options with an exercise price of $0.25 per share of Common Stock along with the payout of their accrued salaries from prior periods. These accrued salaries were paid out over an extended period in place of their forfeited salaries; and (c) consequently, the aforementioned reduction in salary expense was partially offset by the associated increase in stock-based compensation;

(2)

Consulting fees increased for the 2014 period due to the costs associated with the Walter Reed clinical trial which includes the clinical research coordinators and EEG technologists who are engaged through the Henry Jackson Foundation. Since the consultants were only hired midway through the 2013 period, only half of the comparable expense is reflected in such period.  Additionally, we have engaged a clinical research organization which oversees the clinical trial and data management processes;

(3)

System development and maintenance costs increased in the 2014 period with further development and support of our SalesForce.com based applications including the development of a patient referral portal to handle incoming inquiries, the development of a system dashboard and the migration of our data to a more robust and secure hosting service operated by Microsoft; for the 2013 period, expenditures were focused on finalizing the clinical study software to be used in the Walter Reed study. No other major system development initiatives were undertaken.

(4)

Conference and travel costs decreased for the 2014 period as our VP of Government Accounts has been splitting his time among the clinical trial sites, Walter Reed and Fort Belvoir, and our Aliso Viejo, California headquarters.  For fiscal year 2013, our VP of Government Accounts temporarily relocated to Bethesda, MD, to be on site at Walter Reed/Fort Belvoir to administer the clinical trial.

(5)	Other miscellaneous costs increased in the 2014 period, largely due to our portion of the costs associated with an agreement with an EEG hardware manufacturer to make their equipment compatible with the Neuroguide system which is used in the generation of the PEER Online reports. For the 2013 period the expenditures incurred primarily for the set-up of the Walter Reed/Fort Belvoir clinical trial.

Sales and marketing

	Fiscal Year ended September 30,		Percent Change
	2014	2013

Neurometric Services Sales and Marketing	$390,200	$347,500	12%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.

		Fiscal Year ended September 30,
	Key Expense Categories	2014	2013	Change
(1)	Salaries and benefit costs	$196,200	$262,500	$(66,300)
(2)	Consulting fees	120,000	51,300	68,700
(3)	Advertising and marketing costs	64,600	15,600	49,000
(4)	Conferences and travel costs	5,300	10,700	(5,400)
(5)	Other miscellaneous costs	4,100	7,400	(3,300)
	Total Sales and marketing	$390,200	$347,500	$42,700

Comparing the fiscal year ended September 30, 2014, with the same period in 2013:

(1)

Salaries and benefits for the 2014 period had a net decrease due to several reasons: 1) a reduction in stock based compensation as option grants became fully vested; 2) as mentioned in the Product Development section above, there was a realignment of staff from the Sales and Marketing cost center to Product Development with the change in the role of our VP of Government Accounts, Col (Ret) Stewart Navarre, whose focus shifted to managing the Walter Reed clinical trial. During the first seven months of the 2013 period, 67% of the salary was paid in cash and 33% of the salary was accrued as a result of the Company’s limited cash resources. All accrued salary liabilities owing to staff have subsequently been paid out;

(2)

Consulting fees increased for the 2014 period as the Company engaged a marketing consultant, Decision Calculus Associates, to assist with social media and general marketing. The 2014 period expense was for the full 12 months while the 2013 expense was for a five month period;

(3)

Advertising and marketing expenses increased in the 2014 period as we hired a public relations firm and an advertising agency to advise and assist in raising the awareness for our Walter Reed clinical trial in anticipation of the announcement of interim results. We also initiated a qualified direct-to-consumer test marketing campaign using the new Facebook Go program which has shown encouraging early results in lead generation. For the 2013 period, expenses were curtailed due to the limited available cash resources; and

(4)	Conferences and travel and miscellaneous expenditures were marginally decreased for the 2014 period as certain expenses in 2013 did not reoccur.
(5)	Miscellaneous expenditures for fiscal year 2014 decreased from the prior period as expenses were kept to a minimum due to the limited available cash.

General and administrative

	Fiscal Year ended September 30,		Percent Change
	2014	2013

General and administrative Neurometric Services	$2,034,000	$2,554,000	(20)%

General and administrative expenses for our Neurometric Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs and miscellaneous costs.

		Fiscal Year ended September 30,
	Key Expense Categories	2014	2013	Change
(1)	Salaries and benefit costs	$1,020,400	$1,366,500	$(346,100)
(2)	Legal fees	383,300	554,700	(171,400)
(3)	Other professional and consulting fees	154,600	170,700	(16,100)
(4)	Patent costs	83,000	76,400	6,600
(5)	Marketing and investor relations costs	29,200	18,800	10,400
(6)	Conference and travel costs	62,500	79,600	(17,100)
(7)	Dues & subscriptions fees	83,600	65,300	18,300
(8)	General admin and occupancy costs	217,400	222,000	(4,600)
	Total General and administrative costs	$2,034,000	$2,554,000	$(520,000)

 Comparing the fiscal year ended September 30, 2014; with the same period in 2013:

(1)	Salaries and benefit expenses decreased for the 2014 period for several reasons: (a) In the 2014 period, corporate officers agreed to forfeit their current salaries in favor of receiving stock-based compensation in the form of options with an exercise price of $0.25 per share of Common Stock along with the payout of their accrued salaries from prior periods which were owed to them. These accrued salaries were paid out over an extended period in place of their forfeited current salaries; (b) net decreased in stock-compensation expenditure of $284,600 as options became fully vested; (c) an adjustment of $133,600 in the 2013 period whereby the corporate officers forfeited 50% of their accrued salaries and bonus from prior periods in exchange for stock at $1.00 per share pursuant to the Employment Compensation Forfeiture and Exchange Agreement; (d) lastly, during the 2014 period our controller became a full-time employee of the Company; during the 2013 period our controller was supporting us on a part-time consulting basis;

(2)	Legal fees showed a net decrease for the 2014 period: (a) general and securities legal expenses were decreased, although we did incur additional fees with regard to the preparation of our documents related to our private placement financing rounds; (b) the Brandt litigation costs during the 2014 period decreased by $172,200 due to decreased activity during this period; (c) other legal fees associated with our lobbying efforts increased by $29,500 for the 2014 period; expenditures during 2013 were similar to the 2014 period however a $57,400 lobbying fee adjustment was negotiated and booked during the 2013 period;

(3)	Professional and consulting fees decreased for 2014 period by a net $16,100. This difference was due to a decrease in consulting services of $39,200 as certain consulting expenditures in the 2013 period did not reoccur; the reduction of consulting fees was partly offset by an increase in professional services of $22,000 for two years’ worth of tax preparations.

(4)	Patent costs increased by $6,600 largely due to the timing and volume of patent applications and maintenance costs. Where possible, costs were deferred due to the limited available cash resources; no patents or applications lapsed due to any delayed payment of maintenance or application fees during this period.

(5)	Investor relations expenditures increased in the 2014 period by $10,400 as we engaged an investor relations firm during the fourth quarter of the fiscal year.

(6)	Conference and travel costs decreased in the 2014 period by $17,100 as there were fewer trips for financing and clinical trial purposes.

(7)	Dues and subscription fees increased in the 2014 period by $18,300 largely due to increased licenses needed for the increase in the number of providers using the PEER Online system.

(8)	These costs remained substantially similar for fiscal year 2014 and fiscal year 2013.

Other income (expense)

	Fiscal Year ended September 30,		Percent Change
	2014	2013
Neurometric Services (expense), net	$1,161,900	$(6,686,600)	*

(* not meaningful)

For the fiscal years ended September 30, 2014 and 2013 net other non-operating income (expenses) for Neurometric Services were as follows:

•	For the fiscal year ended September 30, 2014, we incurred non-cash interest charges totaling $7,600 of which $2,600 was accrued interest on our promissory notes at 5% per annum; the remaining balance was comprised of a $5,000 derivative liability charge for note conversions; only $4,200 was for net interest paid in cash for the year.

For the fiscal year ended September 30, 2013, we incurred non-cash interest charges totaling $1,288,200 of which $622,200 was accrued interest on our promissory notes at 9% per annum; the remaining balance was comprised of $662,300 of warrant discount amortization and derivative liability charges for warrant and note conversions; only $3,700 was for net interest paid in cash for the year.

•	For the fiscal year ended September 30, 2014, we incurred finance fees totaling $1,800 in association with our private placement of convertible notes. No cash has been paid to date.

For the fiscal year ended September 30, 2013, we incurred finance fees totaling $62,100 in association with our private placement of convertible notes.  Of these finance fees $31,700 were paid in cash and $30,500, which was the fair value of warrants issued to the placement agent.

•	For the fiscal year ended September 30, 2014, we had no offering costs. For the same period ended September 30, 2013, offering costs related to our private placement fund raising efforts of $2,500 were expensed.

•	For the fiscal year ended September 30, 2014, we wrote back of $44,100 of previously accrued vendor payables. We had no similar income for the same period ended September 30, 2013.

•	Under ASC 815, all derivative instruments are required to be measured subsequently at fair value and the change in fair value of non-hedging derivative instrument are to be recognized in current earnings. Revaluation of our derivative liabilities for the promissory note conversion feature for the fiscal year ended September 30, 2014 resulted in a non-cash gain of $26,100.

For the fiscal year ended September 30, 2013, we had a non-cash loss of $97,600 upon the revaluation of our derivative liabilities for the promissory note conversion feature and the associated warrants.

•	Under ASC 470-20-55, when a convertible debt instrument, such as a convertible note, is converted to equity securities pursuant to an inducement to convert, the difference between the fair value of the newly converted securities, subject to the inducement, and those of the original conversion consideration is determined to be the cost of the inducement to convert. The fair value of the securities is measured as of the date that the inducement offer is accepted by the convertible note holders. For the fiscal year ended September 30, 2013, the cost of the inducement to convert all the notes originally convertible at $1 per share with the inducement of the conversion at $0.25 per share as of August 12, 2013, was $5,792,500. For the fiscal year ended September 30, 2014, we incurred no comparable costs.

•	For fiscal year 2014 we experienced a non-cash gain on the extinguishment of debt of $1,105,200 related to the settlement of a long-outstanding trade payable balance which was renegotiated.

For fiscal year 2013 we benefited from a non-cash gain of $556,300 as a result of accounting for the extinguishment of debt. The debt extinguishment accounting was precipitated by the changes in the fair value of existing notes pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement which extended the maturity date of the notes and eliminated the ratchet feature of the notes in question thereby creating the non-cash gain of $466,300.  Also included in the fiscal year 2013 number is a non-cash gain of $90,000 which is the result of the forgiveness of debt by Dr. Harbin for consulting services provided by him.

Net Loss from Continuing Operations

	Fiscal Year ended September 30,		Percent Change
	2014	2013
Neurometric Services Loss, net	$(2,660,100)	$(10,888,000)	(76)%

The net loss for our Neurometric Services business of approximately $2.7 million for the fiscal year ended September 30, 2014 compared to the $10.9 million loss in the prior year is primarily due to the large non-cash charges in our Other Income (Expense) expense category described above.

The Company’s operating loss of $3.8 million for the fiscal year ended September 30, 2014, is a reduction of $0.4 million from the $4.2 million loss in the prior year. This reduction is due to a general reduction in operating expenses that occurred in the course of the year, much of it driven by cost cutting due to our very limited cash resources and a singular focus on the Walter Reed/Fort Belvoir clinical trial.

Loss from Discontinued operations:

	Fiscal Year ended September 30,		Percent Change
Loss from Discontinued operations	2014	2013
Clinical Services Loss	(2,700)	(19,400)	(86)%

For our Clinical Services the net loss for the fiscal year ended September 30, 2014 of $2,700 is a decrease of $16,700 over the same period in the prior year. As there were no ongoing operations during the 2014 period, the loss incurred was due to storage fees for medical records and costs associated with the remaining period of our lease on NTC’s premises. All lease obligations have been paid off effective September 30, 2014.

NTC’s operations were discontinued effective September 30, 2012, so that the Company could focus its limited resources on the clinical trial at Walter Reed.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of September 30, 2014, we had an accumulated deficit of approximately $59.2 million; for the prior year our accumulated deficit was approximately $56.6 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that with our Walter Reed clinical trial, sales and marketing and general and administrative cost, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of September 30, 2014, we had approximately $1,240,600 in cash and cash equivalents and a working capital deficit of approximately $0.31 million. This is comparable to our cash position of approximately $1,273,600 in cash and cash equivalents as of September 30, 2013, and greatly reduced working capital deficit down from approximately $2.2 million at September 30, 2013.

Between September 22, and September 26, 2014, the Company entered into Note Purchase Agreements in connection with a bridge financing, with eight accredited investors. Pursuant to the Note Purchase Agreement, the Company issued eight secured September 2014 Notes in the aggregate principal amount of $1.65 million, representing gross proceeds to the Company of $1.65 million. Of this amount, RSJ PE, the lead investor purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: The Tierney Family Trust, of which the Company’s Chairman of the Board, Thomas Tierney, is a trustee, purchased a September 2014 Note for $200,000; the Company’s Director, John Pappajohn, purchased a September 2014 Note for $200,000; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000. The obligations represented by these September 2014 Notes are secured by substantially all of the assets of the Company.

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

We need additional funds to complete our Walter Reed clinical trial and to continue our operations and will need substantial additional funds before we can increase demand for our PEER Online services. We are continuing to explore additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail. Furthermore, any additional equity funding may result in significant dilution to existing stockholders and, if we incur debt financing, a substantial portion of our operating cash flow may be dedicated to the repayment of principal and interest on such indebtedness, thus limiting funds available for our business activities.

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

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings. From June, 2010, through to November, 2012, we raised $9.6 million through five rounds of private placements of convertible secured notes with 34 accredited investors. All the aforementioned notes were all converted, along with the interest thereon, by September 30, 2013. Of these notes, $5.6 million, or 58% in principal amount, were purchased by directors, officers and affiliates of the Company.

Since February, 2013, through July 2014 we raised $4.8 million through the private placement of equity at $0.25 per share of Common Stock. Of this equity offerings $2.1 million, or 44%, were purchased by directors, officers and affiliates of the Company.

In September 2014, we raised $1.6 million through the private placement of secured convertible debt with an exercise price of $0.25. Of this funding $0.6 million, or 38%, was acquired by directors, officers and affiliates of the Company.

For details of these financings please See Note 4 and Note 8 of the Notes to the Consolidated Financial Statements.

Cash Flows

Net cash used in operating activities was $3.30 million for the fiscal year ended September 30, 2014 compared to $3.0 million for the same period in 2013.  Operations during the two periods were substantially similar as the Company was solely focused on the Walter Reed/Fort Belvoir clinical study. For the 2014 period the Company used a net $0.5 million more in cash than in the prior year in paying $0.4 million in accrued salaries owing to staff and in paying down $0.1 million in trade payables.

No net cash was used or provided by investing activities in fiscal year 2014. Net cash of only $1,400 was provided in the fiscal year ended September 30, 2013, which was the result of disposing some computer equipment.

Net cash proceeds from financing activities for the fiscal year ended September 30, 2014 were primarily net proceeds of $3.3 million. Of this amount, a net $1.7 million was raised through the private placement of common stock with accredited investors at $0.25 per share and a net $1.6 million was raised through the private placement with accredited investors of secured convertible debt (September 2014 Notes) convertible at $0.25 per share of common stock. For the fiscal year ended September 30, 2013, net cash proceeds from financing activities were primarily net proceeds of $4.3 million. Of this amount, a net $1.4 million was raised through the sale of senior convertible promissory October 2012 Notes and a net $3.0 million was raised through the private placement of common stock with accredited investors at $0.25 per share.

Net cash used in discontinued operations for the fiscal year ended September 30, 2014 was $94,000 which was primarily for costs associated with the lease for NTC’s premises and the cost of medical record storage. For the same period ended September 2013, the net cash used was $21,700 which was primarily for the NTC’s accounts payable, medical record storage costs and costs associated with the lease.

Contractual Obligations and Commercial Commitments

For details of Contractual Obligations and Commercial Commitments please the Lease Commitments section of “Note 10. Commitments and Contingent Liabilities” of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 7A.           Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

ITEM 8.            Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CNS Response, Inc.

85 Enterprise, Suite 410

Aliso Viejo, CA 92656

We have audited the accompanying consolidated balance sheets of CNS Response, Inc. (the “Company”) and their subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has recurring losses from operations and a net capital deficiency. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

December 29, 2014

CNS RESPONSE, INC.

CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2014 and 2013

	As at September 30,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$1,240,600	$1,273,600
Accounts receivable (net of allowance for doubtful accounts of $1,200 and $5,900 as of September 30, 2014 and 2013 respectively)	9,300	26,600
Prepaids and other assets	58,200	63,700
Total current assets	1,308,100	1,363,900
Furniture and equipment, net	8,700	16,800
Other assets	19,300	21,500
TOTAL ASSETS	$1,336,100	$1,402,200

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable (including $41,300 and $66,700 to related parties as of September 30, 2014 and 2013 respectively)	$868,900	$2,493,200
Accrued liabilities	26,200	24,200
Accrued compensation (including $71,700 and $294,500 to related parties as of September 30, 2014 and 2013 respectively)	342,000	763,100
Deferred revenue - grant funds	45,900	-
Derivative liability	153,100	-
Current portion of long-term debt	3,500	7,200
Liabilities of discontinued operation	177,200	268,500
Total current liabilities	1,616,800	3,556,200

LONG-TERM LIABILITIES
Secured Convertible Debt (net of discounts $174,200 and $0 as of September 30, 2014 and 2013 respectively)	1,475,800	-
Accrued Interest	2,600	-
Capital lease	2,500	6,000
Total long-term liabilities	1,480,900	6,000
TOTAL LIABILITIES	3,097,700	3,562,200
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value; authorized 180,000,000 and 150,000,000 shares and issued and outstanding 101,667,409 and 92,716,562 shares as of September 30, 2014 and 2013 respectively	101,700	92,700
Additional paid-in capital	57,350,200	54,298,000
Accumulated deficit	(59,213,500)	(56,550,700)
Total stockholders' deficit	(1,761,600)	(2,160,000)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,336,100	$1,402,200

See Accompanying Notes to the Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED

SEPTEMBER 30, 2014 AND 2013

	2014	2013
REVENUES
Neurometric Services	$135,100	$130,900

OPERATING EXPENSES
Cost of neurometric service revenues	73,000	142,600
Research	116,200	167,900
Product development	1,338,500	1,119,500
Sales and marketing	390,200	347,500
General and administrative	2,034,000	2,554,000

Total operating expenses	3,951,900	4,331,500

OPERATING LOSS	(3,816,800)	(4,200,600)

OTHER INCOME (EXPENSE)
Interest expense, net	(11,700)	(1,288,200)
Gain on extinguishment of debt	1,105,200	556,300
Financing fees	(1,800)	(62,100)
Offering costs	-	(2,500)
Inducement to convert debt	-	(5,792,500)
Gain (loss) on derivative liabilities	26,100	(97,600)
Other miscellaneous income – write backs	44,100	-
Total other income (expense)	1,161,900	(6,686,600)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,654,900)	(10,887,200)
Provision for income taxes	5,200	800
LOSS FROM CONTINUING OPERATIONS	(2,660,100)	(10,888,000)
Loss from discontinued operations	(2,700)	(19,400)
NET LOSS	$(2,662,800)	$(10,907,400)
BASIC AND DILUTED NET LOSS PER SHARE
From continuing operations	$(0.03)	$(0.14)
From discontinued operations	(0.00)	(0.00)
Combined Net Loss	$(0.03)	$(0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	99,326,519	75,800,179

See Accompanying Notes to the Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2014 AND 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2012	1,914,175	$1,900	$32,566,700	$(45,643,300)	$(13,074,700)

Stock-based compensation	-	-	1,257,300	-	1,257,300
Valuation of warrants issued for debt	-	-	30,400	-	30,400
Stock issued for officer’s salaries	165,790	200	7,700	-	7,900
Conversion of convertible promissory notes:
-October 2010 Notes: Senior subordinated convertible notes	14,246,852	14,200	3,775,000	-	3,789,200
-January 2011 Notes: Subordinated convertible notes	8,503,003	8,500	2,992,100	-	3,000,600
-October 2011 Notes: Subordinated convertible notes	9,205,680	9,200	2,292,200	-	2,301,400
-February 2012 Notes: Unsecured convertible note	407,700	400	101,500	-	101,900
-October 2012 Notes: Unsecured convertible notes	44,085,044	44,100	2,035,900	-	2,080,000
Stock issued for private placement shares purchases	12,180,000	12,200	2,946,600	-	2,958,800
Stock issued in lieu of cash to creditors	2,008,318	2,000	500,100	-	502,100
Inducement to convert debt	-	-	5,792,500	-	5,792,500
Net loss for the fiscal year ended September 30, 2013	-	-	-	(10,907,400)	(10,907,400)
Balance at September 30, 2013	92,716,562	$92,700	$54,298,000	$(56,550,700)	$(2,160,000)

Stock-based compensation	-	-	1,008,700	-	1,008,700
Stock issued for private placement of shares	6,940,000	7,000	1,684,000	-	1,691,000
Stock issued in lieu of cash to creditors	1,446,380	1,400	360,100	-	361,500
Stock issued for cashless exercise of warrants	564,467	600	(600)	-	-
Net loss for the fiscal year ended September 30, 2014	-	-	-	(2,662,800)	(2,662,800)
Balance at September 30, 2014	101,667,409	$101,700	$57,350,200	$(59,213,500)	$(1,761,600)

See Accompanying Notes to the Consolidated Financial Statements

CNS RESPONSE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

SEPTEMBER 30, 2014 AND 2013

	2014	2013
OPERATING ACTIVITIES:
Net loss	$(2,662,800)	$(10,907,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	2,700	19,400
Depreciation and amortization	10,300	13,000
Amortization of discount on bridge notes issued	5,000	662,300
Loss (gain) on derivative liability valuation	(26,100)	97,600
Stock based compensation	1,008,700	1,257,300
Gain on extinguishment of debt	(1,105,200)	(556,300)
Inducement to convert debt	-	5,792,500
Issuance of warrants for financing services	-	30,400
Non-cash interest expense	2,600	622,200
Changes in operating assets and liabilities:
Accounts receivable	17,300	(14,200)
Prepaids and other	5,500	(20,000)
Accounts payable and accrued liabilities	(153,900)	(63,400)
Deferred revenue grant funds	45,900	-
Deferred compensation	(421,100)	30,400
Net cash used in operating activities	(3,271,100)	(3,036,200)
INVESTING ACTIVITIES:
Disposal of equipment	-	1,400
Net cash provided by investing activities	-	1,400
FINANCING ACTIVITIES:
Repayment of a capital lease	(7,200)	(4,700)
Net proceeds from sale of common stock	1,691,000	2,958,800
Net proceeds from sale of bridge notes	1,648,300	1,368,300
Net cash provided by financing activities	3,332,100	4,322,400
Net cash provided by continuing operations	61,000	1,287,600
DISCONTINUED OPERATIONS
Net cash used in discontinued operations	(94,000)	(21,700)
NET INCREASE (DECREASE) IN CASH	(33,000)	1,265,900
CASH- BEGINNING OF YEAR	1,273,600	7,700
CASH- END OF YEAR	$1,240,600	$1,273,600
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,200	$3,600
Income taxes	$5,200	$800
Non-cash financing activities:
Offering costs	$-	$2,500
Shares issued for officer salaries payable	$-	$7,900
Shares issued on conversion of promissory notes and accrued interest	$-	$11,273,100
Shares issued for extinguishment of liabilities	$361,500	$502,100
Shares issued for cashless exercise of warrants	$600	$-

See Accompanying Notes to the Consolidated Financial Statements

CNS RESPONSE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

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

The Company acquired the Neuro-Therapy Clinic, Inc. (“NTC”) on January 15, 2008, to provide behavioral health care services.  NTC’s operations were discontinued effective September 30, 2012. (Refer to Note 3. Discontinued Operations).

At the Company’s 2014 annual meeting of stockholders, held on May 13, 2014 (the “2014 Annual Meeting”), the Company’s common stockholders voted to reappoint the Company’s existing board of directors (the “Board”) to serve until the next annual meeting and until any successor is elected and qualified.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has a limited operating history and its operations are subject to certain problems, expenses, difficulties, delays, complications, risks and uncertainties frequently encountered in the operation of a new business. These risks include the ability to obtain adequate financing on a timely basis, the failure to develop or supply technology or services to meet the demands of the marketplace, the failure to attract and retain qualified personnel, competition within the industry, government regulation and the general strength of regional and national economies.

The Company’s continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern. The Company has limited cash resources for its operations and will need to raise additional funds to meet its obligations as they become due.

To date, the Company has financed its cash requirements primarily from debt and equity financings.  The Company will need to raise additional funds immediately to continue its operations and to raise substantial additional funds before the Company can increase demand for its PEER Online services (formerly known as rEEG services). Until it can generate a sufficient amount of revenues to finance its cash requirements, which it may never do, the Company has to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Annual Report on Form 10-K.  The Company continues to explore additional sources of capital but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Between October 4, 2013 and July 23, 2014, the Company issued an aggregate of 6,940,000 shares of its Common Stock, at a price of $0.25 per share, in private placements to an aggregate of 20 accredited investors. The gross proceeds to the Company were $1,735,000, net of $44,000 in placement agent fees for net proceeds to the Company of $1,691,000. Furthermore between September 22 and 29, 2014 the Company issued secured convertible debt in the aggregate principal amount of $1,650,000. For the 2014 fiscal year the aggregate gross proceeds to the Company were $3,385,000 from the combined equity and debt offerings.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and are in accordance with accounting principles generally accepted in the United States of America.

Basis of Consolidation

The audited consolidated financial statements include the accounts of the Company, an inactive parent company, and its wholly owned subsidiaries CNS California and NTC, which is accounted for as a discontinued operation (Refer to Note 3.Discontinued Operations Transaction). All significant intercompany transactions have been eliminated on consolidation.

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At September 30, 2014 cash exceeds the federally insured limit by $990,600.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2014, the Company’s only derivative financial instrument were a series of convertible notes with a “reset” and “dilutive issuance” clause within the notes relating to the conversion price from dilutive share issuance. See Notes 4 & 5.

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

The Company used Level 2 inputs for its valuation methodology for the conversion option liability in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

September 30, 2014
Annual dividend yield	-
Expected life (years)	0.5
Risk-free interest rate	0.03%
Expected volatility	55%

	Carrying Value	Fair Value Measurements at
	As of	September 30, 2014
	September 30,	Using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Liabilities
Secured Convertible Debt	$1,475,800	-	$1,650,000	-
Conversion option liability	153,100		153,100
Total	$1,628,900	$-	$1,803,100	$-

For the years ended September 30, 2014 and 2013, the Company had $153,100 and $0 derivative liabilities respectively. For the fiscal year ending September 30, 2014 and 2013, the Company had a change in fair valuation thereon of $26,100 and $0 respectively.  As at September 30, 2014, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection which as of September 30, 2014 and 2013 are $1,200 and $5,900 respectively.

Furniture and Equipment

Furniture and Equipment, which are recorded at cost, consist of office furniture and equipment and are depreciated over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be between three and five years.  Depreciation for the years ended September 30, 2014 and 2013 was $10,300 and $13,000 respectively.  Accumulated depreciation at September 30, 2014 and 2013 was $75,000 and $64,800, respectively.

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

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the years ended September 30, 2014 and 2013.

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

Accounts Payable

Accounts payable consists of trade payables of which $501,600 are for legal services. As of September 2014 we had accounts payable write-backs of $44,000 for long held-debts which have been in dispute and there has been no collection activity for over four years.

Between November 11, 2013, and December 20, 2013, the Company issued an aggregate of 1,446,380 shares of its Common Stock, as full and complete settlement of trade debt totaling an aggregate of $1,466,800 owed to two creditors who are also accredited investors. The fair market value of the shares that were issued in these transactions was determined to be $0.25 per share. The excess value of $1,105,200 over the fair market value of the issued shares was booked to Other Income (Expense) as a gain on extinguishment of debt.

Deferred Revenue

Deferred revenue represents revenue collected but not earned as of September 30, 2014. This represents a philanthropic grant for the payment of PEER Reports ordered for the Walter Reed clinical trial during calendar 2014, which are otherwise not paid for by Walter Reed or Fort Belvoir. These deferred revenue grant funds as of September 30, 2014, are $45,900. As of September 30, 2013 there was no deferred revenue balance.

Revenues

The Company recognizes revenue on services, being the delivery of PEER Reports to medical providers, in accordance with the Financial Accounting Standards Board (“FASB”) ASC No. 605, “Revenue Recognition.”  In all cases, revenue is recognized when we have persuasive evidence of an arrangement, a determinable fee, when collection is considered to be reasonable assured and the services are delivered.

Research and Development Expenses

The Company charges all research and development expenses to operations as incurred.

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the years ended September 30, 2014 and 2013 advertising expenses were $3,100 and $14,400 respectively.

Stock-Based Compensation

The Company has adopted ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment - revised 2004) and related interpretations which establish the accounting for equity instruments exchanged for employee services. Under ASC 718-20, share-based compensation cost to option grantee, being employees, directors and consultants, and is measured at the grant date based on the calculated fair value of the award (see Note 5 for further discussion on valuations). The expense is recognized over the option grantees’ requisite service period, generally the vesting period of the award.

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

As an inducement to convert debt, the Company offered to all holders of $1 per share convertible notes (“$1 Notes”) an opportunity to convert that debt, and associated accrued interest, at $0.25 per share for a limited 60 day period with the proviso that 100% of the holders of the $1 Notes agreed to the conversion terms. All holders’ of $1 Notes agreed to convert and the transaction closed on August 12, 2013.

Fair value of debt conversion on August 12, 2013

Based on the volume of shares traded on the open market, during the period April 1, 2013 through to August 12, 2013, the date of the conversion of all $1 Notes, management judged that the Company’s stock was not actively traded as only $277,636 worth of stock was traded on 42 of 95 trading days during this period at prices ranging from $0.41 to $2.50. There was a contemporaneous transaction whereby shares corresponding to $827,500 of a $2.0 million private placement of common stock purchased at a price of $0.25 per share by accredited third party investors. Given the low volume of stock that was traded, compared to the volume of the private placement of common stock, management’s judgment was that the pricing of the private placement of common stock at $0.25 per share represented a better determinant of fair value of the Company’s common stock upon the conversion of debt on August 12, 2013.

As the original conversion terms of the notes were at $1 into one share of common stock with a fair value of $0.25, consequently, the three additional shares offered on conversion at $0.25 each represent the inducement to convert.

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

As a result of the implementation of certain provisions of ASC 740,  Income  Taxes, (formerly FIN 48,  Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109),  (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company adopted the provisions of ASC 740 and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2008 through 2012 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2008 through 2012 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Comprehensive Income (Loss)

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the years ended September 30, 2014 and 2013.

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

In August, 2014, the FASB has issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The amendments in this ASU will apply to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance when: (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Codification Topics; and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations. The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

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

Summary Financial Data of Discontinued Operations:

Revenues, income before income taxes and net loss of NTC which are included in discontinued operations are as follows:

	2014	2013
Neuro-Therapy Clinic
Revenues	$-	$-
Expenses	2,700	19,400
Operating Loss before taxes	$(2,700)	$(19,400)
Taxes	-	-
Net Loss	$(2,700)	$(19,400)

The assets and liabilities of NTC are as follows:

	2014	2013
ASSETS:
Assets of Discontinued Operations	$-	$-

LIABILITIES:
Accounts Payable	$86,600	$88,500
Accrued Payroll Liabilities	90,600	130,000
Note Payable (see Note 10)	-	50,000
Liabilities of Discontinued Operations	$177,200	$268,500

4.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

During 2010, 2011 and 2012, we had entered into five private placement financings of convertible debt summarized below. As of October 1, 2012, the combined outstanding balance of all the convertible debt was $8,012,000 with debt discount balance of $824,400. By September 30, 2013, all convertible debt, and interest thereon, had been converted into 76,448,279 shares of Common Stock. During the year ended September 30, 2013, the Company amortized $662,300 of the debt discount. As all the debt had been converted in fiscal year 2013, no debt discount was amortized during the year ended September 30, 2014 related to these notes.

Effective October 24, 2012, pursuant the Amended & Restated Consent, Note Amendment and Warrant Forfeiture Agreement the conversion price of the October 2010 Notes, the January 2011 Notes, October 2011 Notes and the February 2012 Note (the “$1 Notes) was amended to $1 per share and all warrants that were originally issued along with these notes were forfeited.

Effective August 12, 2013, pursuant to the offer letter to induce the conversion of debt and the Omnibus Note Amendment Agreement (the “Conversion Agreement”), all the $1 Notes, with the exception of the notes held by various entities controlled by SAIL Capital Partners, were converted to stock at a price of $0.25 per share.

1)	The October 2010 Notes: These were approved by the Company’s Board on September 26, 2010, for the issuance of approximately $3 million in secured convertible promissory notes, bearing interest at 9% per annum, to be issued by January 31, 2011, and included the exchange of bridge notes, with accrued interest, issued, to two directors. The October 2010 Notes in the aggregate principal amount of $3,023,900 and warrants to purchase 503,998 (ratchet and reverse split adjusted) shares of common stock were issued by November 12, 2010. A $250,000 note plus $53,300 of interest thereon which was held by SAIL Venture Partners was converted on January 31, 2013, into 303,313 shares of common stock at $1 per share. The remaining $2,773,900 notes plus $712,000 of interest thereon were converted into 13,943,539 shares of common stock pursuant the Conversion Agreement. The combined conversions of the October 2010 Notes of $3,023,900 of principal plus $765,259 of interest converted into 14,246,852 shares.

2)	The January 2011 Notes: On November 23, 2010, the Company’s Board approved an approximate aggregate offering amount of $5 million in subordinated convertible promissory notes, bearing interest at 9% per annum, to be issued by July 31, 2011. From January 20, 2011 through April 25, 2011, the Company issued January 2011 Notes in an aggregate principal amount of $2,500,000 and warrants to purchase 416,674 (ratchet and reverse split adjusted) shares of common stock. Six notes in the aggregate amount of $1,000,000 plus $166,500 of interest thereon, which were held by various SAIL entities were converted on January 31, 2013, into 1,166,503 shares of common stock at $1 per share. The remaining $1,500,000 notes plus $334,100 of interest thereon were converted into 7,336,500 shares of common stock pursuant to the Conversion Agreement. The combined conversions of the January 2011 Notes of $2,500,000 of principal plus $500,600 of interest converted into 8,503,003 shares.

3)	The October 2011 Notes: On September 30, 2011, the Company’s Board approved an approximate aggregate offering amount of $2 million in subordinated convertible promissory notes, bearing interest at 9% per annum, to be issued by April 1, 2012. From October 18, 2011 through January 31, 2012, the Company issued October 2011 Notes in an aggregate principal amount of $2,000,000 and warrants to purchase 666,673 (ratchet and reverse split adjusted) shares of common stock. The $2,000,000 notes plus 301,400 of interest thereon were converted into 9,205,680 shares of common stock pursuant to the Conversion Agreement.

During the fiscal year ended September 30, 2013, the Company amortized $277,100 of the debt discount. There was no amortization in fiscal year 2014.

4)	The February 2012 Note: On February 29, 2012, the Company raised $90,000 through the sale of a subordinated unsecured February 2011 Note, bearing interest at 9% per annum, and warrant to purchase 30,000 (ratchet and reverse split adjusted) shares of common stock. The $90,000 note plus $11,900 of interest thereon was converted into 407,700 shares of common stock pursuant to the Conversion Agreement.

During the fiscal years ended September 30, 2013, the Company amortized $15,000 of the debt discount. There was no amortization in fiscal year 2014.

5)	The October 2012 Notes: From August 17, 2012 through September 30, 2012, the Company issued five August 2012 Bridge Notes (these August 2012 Notes were subsequently replaced by October 2012 Notes) in an aggregate principal amount of $400,000 as part of a $2 million bridge financing. No warrants were issued in conjunction with these notes. Furthermore $1,900 of these notes were converted into 40,000 shares of common stock prior to September 30, 2012 leaving an aggregate net $398,100 of convertible promissory August 2012 Bridge Notes outstanding.

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

Between January 31, 2013, and September 30, 2013, all $1,998,200 of October 2012 Notes and $81,800 of interest thereon were converted into 44,085,044 shares of common stock at $0.4718 per share.

As of September 30, 2014 and 2013, no October 2012 Notes were outstanding. During the fiscal years ended September 30, 2014 and 2013, the Company amortized $0 and $370,200 of the debt discount respectively.

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

The September 2014 Notes: Starting September 22, 2014, through September 26, 2014, the Company entered into a new Note Purchase Agreement (the “Note Purchase Agreement”) in connection with a bridge financing, with seven accredited investors, including lead investor RSJ Private Equity (“RSJ PE”).  Pursuant to the Note Purchase Agreement, the Company issued seven secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $1.65 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: The Tierney Family Trust, of which the Company’s Chairman of the Board, Thomas Tierney, is a trustee, purchased a September 2014 Note for $200,000; the Company’s Director, John Pappajohn, purchased a September 2014 Note for $200,000; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000.

		As of September 30, 2014
Note Type and Investor	Due Date	Balance ($)	Discount ($)	Carrying Value ($)
Senior Secured 5% Notes Convertible at $0.25 (the “September 2014 Notes”)

RSJ Private Equity	03/21/2016	$750,000	$(67,900)	$682,100
4 Accredited Investors	03/21/2016	300,000	(28,900)	271,100
John Pappajohn	03/21/2016	200,000	(25,800)	174,200
Tierney Family Trust	03/21/2016	200,000	(25,800)	174,200
Oman Ventures	03/21/2016	200,000	(25,800)	174,200
Total Secured Convertible Promissory (September 2014) Notes		$1,650,000	$(174,200)	$1,475,800

The Note Purchase Agreement provides for the issuance and sale of September 2014 Notes in the aggregate principal amount of up to $2.5 million, in one or more closings to occur over a six-month period beginning September 22, 2014. The Note Purchase Agreement also provides that the Company and the holders of the September 2014 Notes enter into a registration rights agreement covering the registration of the resale of the shares of the Company’s Common Stock underlying the September 2014 Notes.

The September 2014 Notes mature on March 21, 2016, which is eighteen months from the date of first issuance (subject to earlier conversion or prepayment), earn interest at a rate of 5% per annum with interest payable at maturity, are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share. No September 2014 Note may be prepaid without the prior written consent of the holder of such Note. The September 2014 Notes are secured by a security interest in the Company’s intellectual property, as detailed in a security agreement. Upon a change of control of the Company, the holder of a September 2014 Note will have the option to have the Note repaid with a premium equal to 50% of the outstanding principal.

5.	DERIVATIVE LIABILITIES

Effective November 28, 2012, the Company, together with the majority of the note holders of each tranche of notes issued in October 2010, January 2011, October 2011 and February 2011 (the “$1 Notes”) (see Note 4 above), agreed to amend the Notes, pursuant to the terms of the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement (the “Note Agreement”), dated as of October 24, 2012, to (a) extend the maturity date of the Notes to October 1, 2013, (b) set the conversion price at $1.00, subject to adjustment as provided in the Notes and (c) remove full-ratchet anti-dilution protection. In addition, the holders forfeited the warrants they received in connection with the issuance of the Notes, and consented to the 2012 Bridge Financing, the issuance of the October 2012 Notes and to the subordination of the Notes to the October 2012 Notes. Both the convertible notes and warrants had contained ratchet provisions, which under ASC 815 required bifurcation of the conversion feature and warrants for derivative liability treatment. The interest rate on all the Notes remained unchanged at 9% per annum. Using the Black Scholes model, each tranche of Notes, as of November 28, 2012 were valued and compared with the value of the Notes on the prior day with their original maturity dates.  The difference of the two valuation calculations of $556,300 was booked to Other Expenses as a gain on extinguishment of debt. Since November 28, 2012, with the elimination of the warrants and the removal of the ratchet in the convertible debt instruments, which have subsequently been converted into equity, the Company had no derivative liabilities at September 30, 2013.

The Black-Scholes option-pricing model with the following assumption inputs:

	November 27, 2012	November 28, 2012
Annual dividend yield	-	-
Expected life (years)	3.5	3.5
Risk-free interest rate	0.36%	0.35%
Expected volatility	113.52%	113.62%

During September 2014, the Company raised $1.65 million in a private placement of secured convertible debt at $0.25 per share of Common Stock. This debt instrument also has a ratchet whereby the conversion price of $0.25 per share can be reduced to a minimum of $0.10 per share (see Note 4). The inclusion of this ratchet requires the determination of the fair market carrying value. At issuance, the note discount and derivative liability using the Black-Scholes model was $179,200 and at September 30, 2014, upon revaluation, the derivative liability value was reduced to $153,100 with a resultant gain of $26,100 from derivative liabilities being booked to other income in the income statement.

The Black-Scholes option-pricing model with the following assumption inputs:

	September 22 to 29, 2014	September 30, 2014
Annual dividend yield		-
Expected life (years)	0.5	0.5
Risk-free interest rate	0.03% - 0.05%	0.03%
Expected volatility	55%	55%

6.	STOCKHOLDERS’ DEFICIT

Common and Preferred Stock

As of September 30, 2014, the Company is authorized to issue 195,000,000 shares of stock of which 180,000,000 are Common Stock at par value of $0.001 per share; the remaining 15,000,000 shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board are expressly authorized to provide, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

As of September 30, 2014, 101,667,409 shares of Common Stock were issued and outstanding. No shares of preferred stock were issued or outstanding.

As a condition of the November 28, 2012 closing of the 2012 Bridge Financing, the Company also entered into Employment Compensation Forfeiture and Exchange Agreements (the “Forfeiture and Exchange Agreements”) with three of its executive officers. Pursuant to these agreements, the executives agreed to waive receipt of and release the Company from the payment in aggregate of $165,700 representing 50% of their accrued and unpaid salaries in consideration for which the Company agreed to issue to such executives an aggregate 165,666 shares of its Common Stock. The per share value of the Common Stock $0.04718 per share, the same as the conversion price of the October 2012 Notes. (Refer to Note 8. Related Party Transactions)

From January 18, 2013, through September 30, 2013, the $1,998,200 of holders’ of October 2012 Notes converted all their debt and interest thereon into 44,085,044 shares of Common Stock, at a conversion price of $0.04718 per share. (Refer to Note 8. Related Party Transactions)

On January 31, 2013, SAIL Capital Partners converted all their notes convertible at $1.00 in the aggregate principal amount of $1,250,000 and $219,800 of interest thereon into 1,469,816 shares of Common Stock. (Refer to Note 4. Convertible Debt and Equity Financings and Note 8. Related Party Transactions)

From February 22, 2013, through September 12, 2013, 39 accredited investors purchased an aggregate of 12,180,000 shares of Common Stock at a price of $0.25 per share in private placement transactions. The Company received gross aggregate cash proceeds of $3,045,000. (Refer to Note 8. Related Party Transactions)

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

From August 30, 2013, through September 30, 2013, pursuant to a subscription agreement, 10 vendors converted an aggregate $502,100 of trade payables into 2,008,318 shares of Common Stock, par value $0.001, at a price for $0.25 per share. (Refer to Note 8. Related Party Transactions)

From October 4, 2013, through February 14, 2014, 29 accredited investors purchased an aggregate of 5,900,000 shares of Common Stock, at a price of $0.25 per share pursuant to private placements. The Company received gross aggregate cash proceeds of $1,475,000. (Refer to Note 8. Related Party Transactions)

Between November 11, 2013, and December 20, 2013, the Company issued an aggregate of 1,446,380 shares of its Common Stock valued at $361,500, as full and complete settlement of trade payables totaling an aggregate $1,466,800 owed to two creditors who are also accredited investors. As a result of this transaction the Company recorded a gain on extinguishment of debt of $1,105,200.

On March 21, 2014, the Board resolved to amend the Company’s Charter in order to further increase the number of shares of Common Stock authorized for issuance under the Charter from 150,000,000 to 180,000,000. This amendment to the Charter was approved by more than 65% of the stockholders eligible to vote at the annual meeting of stockholders held on May 13, 2014.

From July 8, 2014 through July 23, 2014, 8 accredited investors purchased an aggregate of 1,040,000 shares of Common Stock, at a price of $0.25 per share pursuant to private placements. The Company received gross aggregate cash proceeds of $260,000. (Refer to Note 8. Related Party Transactions)

On January 29, 2014 and June 20, 2014, placement agent warrants to purchase in aggregate 608,309 shares of Common Stock with a price of $0.04718 per share were exercised on a net basis resulting in the issuance of 564,467 shares of Common Stock.

Stock-Option Plans

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, Directors and consultants and is administered by the Board. A total of 667,667 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of September 30, 2014, 70,825 options were exercised and there were 501,924 options and 6,132 restricted shares outstanding under the amended 2006 Plan leaving 87,786 shares which will not be issued as the 2006 Plan has been frozen. The outstanding options have exercise prices to purchase shares of Common Stock ranging from $3.60 to $32.70.

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

Based on the volume of shares traded on the open market, during the period January 1, 2013, through to March 26, 2013, the date of the option grant, management judged that the Company’s stock was not actively traded as only $283,400 worth of stock was traded on 22 of 58 trading days during this period at prices ranging from $0.46 to $0.83. There was a contemporaneous transaction whereby $695,000 worth of a $2.5 million private placement offering of Common Stock at a price of $0.25 per share were purchased by accredited third party investors. Given the low volume of stock which was not actively traded, compared to the volume of the private placement of Common Stock, management judged that the pricing of the private placement of Common Stock at $0.25 per share represented a better determinant of fair value of the Company’s Common Stock on March 26, 2013.

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

On November 8, 2013, the Board granted 700,000 options to purchase shares of its Common Stock pursuant to the 2012 Plan, at an exercise price of $0.25 per share to select consultants and staff, excluding the managers. The staff options vest evenly over 48 months starting on the date of grant; consultant options vest evenly over 36 months starting on the date of grant.

On July, 2014, the Board granted 425,000 options to purchase shares of its Common Stock pursuant to the 2012 Plan, at an exercise price of $0.26 per share to select consultants. These options vest evenly over 36 months starting on the date of grant.

Based on the volume of shares traded on the open market, during the period July 1, 2013, through to November 8, 2013, which covers the both option grant dates of October 8, 2013, and November 8, 2013, management judged that the Company’s stock was not actively traded, due to the fact that only $180,000 worth of stock was traded on 51 of 93 trading days during this period at prices ranging from $0.30 to $1.74. There was a contemporaneous transaction whereby $2,047,500 worth of stock was purchased in a private placement offering of Common Stock at a price of $0.25 per share by accredited investors. Given the low volume of stock, which was not actively traded, compared to the volume of the private placement of Common Stock, management judged that the pricing of the private placement of Common Stock at $0.25 per share represented a better determinant of fair value of the Company’s Common Stock on the dates that the options were granted.

As of September 30, 2014, 11,915,575 options are issued and outstanding under the 2012 Plan, none of which have been exercised and 3,084,425 remain available for issuance. The outstanding options have exercise prices to purchase shares of Common Stock ranging from $0.04718 to $0.25.

The Company estimates the fair value of each option on the grant date using the Black-Scholes model.  The following assumptions were made in estimating the fair value:

	2014	2013
Annual dividend yield	-	-
Expected life (years)	5	5
Risk-free interest rate	1.42% - 1.76%	0.62% - 0.79%
Expected volatility	116% - 129%	380% - 393%
Fair value of options granted	$0.21	$0.05 - 0.25

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the year ended September 30, 2014 and 2013 is as follows:

	For the fiscal year ended September 30,
	2014	2013
Cost of Neurometric Services revenues	$5,100	$10,600
Research	65,500	92,700
Product Development	249,700	113,300
Sales and marketing	87,700	155,500
General and administrative	600,700	885,200
Total	$1,008,700	$1,257,300

Total unrecognized compensation as of September 30, 2014 amounted to $360,300.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2012	546,746	$17.08
Granted	9,205,000	0.05
Exercised	-	-
Forfeited	(2,152)	14.10
Outstanding at September 30, 2013	9,749,594	$1.00
Granted	2,725,000	0.25
Exercised	-	-
Forfeited	(57,095)	12.67
Outstanding at September 30, 2014	12,417,499	$0.84

Following is a summary of the status of options outstanding at September 30, 2014:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Vested and Exercisable at September 30, 2014	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value at $0.22 price per share at September 30, 2014

$0.04718	8,920,300	10 years	$0.04718	6,538,494	8.2	$1,541,606
$0.25	2,527,605	10 years	0.25	1,951,216	9.0	-
$0.26	425,000	10 years	0.26	35,417	9.8	-
$3.00	42,670	10 years	3.00	37,929	7.5	-
$3.60	28,648	10 years	3.60	28,648	1.9	-
$3.96	32,928	10 years	3.96	32,928	1.9	-
$9.00	4,525	10 years	9.00	4,525	2.1	-
$12.00	28,535	10 years	12.00	28,535	5.7	-
$14.10	10,000	10 years	14.10	8,958	6.5	-
$15.30	1,373	10 years	15.30	1,373	4.0	-
$16.50	262,441	10 years	16.50	262,441	5.4	-
$17.70	953	10 years	17.70	953	1.9	-
$24.00	4,667	10 years	24.00	4,667	3.2	-
$26.70	32,297	10 years	26.70	32,297	3.0	-
$28.80	11,767	10 years	28.80	11,767	3.5	-
$32.70	83,790	10 years	32.70	83,790	2.8	-
Total	12,417,499		$0.843	9,063,938	4.79	$1,541,606

Warrants to Purchase Common Stock

  The warrant activity for the period starting October 1, 2012, through September 30, 2014, is described as follows:

Warrants	Exercise Price		Issued, Surrendered or Expired in Connection With:
2,164,440	$		Warrants outstanding at October 1, 2012
(1,617,345)		3.00	Warrants forfeited pursuant to the Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement dated October 24, 2012

127,173		0.04718	These warrants were issued to Monarch Capital who acted as placement agents in raising $60,000 from one investor who purchased October 2012 Notes pursuant to the 2012 Bridge Note October Purchase Agreement.

519,288		0.04718	These warrants due to be issued to Tony Pullen who acted as placement agents in raising $350,000 from three investors who purchased October 2012 Notes pursuant to the 2012 Bridge Note October Purchase Agreement.

152,000		0.275	These warrants were issued to Monarch Capital who acted as placement agents in raising $380,000 from twelve accredited investors who purchased common stock, par value $0.001 per share, in private placement agreements dated February 20, 2013 and May 23, 2013.

100,000		0.25	These warrants were issued to D&D Securities Inc. in connection with the Company’s private offering to select accredited investors of shares of restricted common stock at a private of $0.25 per share, in a private placement agreement dated February 20, 2013.

52,000		0.275	These warrants were issued to Monarch Capital who acted as placement agents in raising $520,000 from five accredited investors who purchased common stock, par value $0.001 per share, in a private placement agreement dated May 23, 2013.

1,497,556		$3.03	Warrants outstanding at September 30, 2013
120,000		0.275	Warrants issued to Monarch Capital who acted as placement agents in raising $300,000 from 11 accredited investors who purchased restricted common stock, par value $0.001 per share, in a private placement agreements dated October 2, 2013 and January 8, 2014.

32,200		0.25	Warrants issued to D&D Securities Inc. who acted as placement agents in raising $115,000 from three accredited investors who purchased restricted common stock, par value $0.001 per share, in a private placement agreement dated January 8, 2014.

(519,288)		0.04718	Warrants exercised as of January 29, 2013.
(89,021)		0.04718	Warrants exercised as of June 20, 2014.
(226,703)		$9.00 to $9.90	Warrants expired

814,744		$3.07	Warrants outstanding at September 30, 2014

At September 30, 2014, there were warrants outstanding to purchase 814,744 shares of the Company’s common stock. The exercise price of the outstanding warrants range from $0.04718 to $9.90 with a weighted average exercise price of $3.07.  The warrants expire at various times starting 2014 through 2019.

7.	INCOME TAXES

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

Reconciliations of the provision (benefit) for income taxes to the amount compiled by applying the statutory federal income tax rate to profit (loss) before income taxes is as follows for each of the fiscal years ended September 30:

	2014	2013
Federal income tax (benefit) at statutory rates	(34.0)%	(34.0)%
Stock-based compensation	(0.2)%	3.0%
Nondeductible interest expense	-	4.0%
Extinguishment of debt	1.5%	(2.0)%
Change in valuation allowance	(5)%	3.0%
True-ups and other adjustments	(26.9)%	-
State tax benefit	(3.4)%	9.0%
Inducement to convert	-	17%

Temporary differences between the financial statement carrying amounts and bases of assets and liabilities that give rise to significant portions of deferred taxes relate to the following at September 30, 2014 and 2013:

	2014	2013
Deferred income tax assets:
Net operating loss carryforward	$13,083,200	$15,370,600
Deferred interest, consulting and compensation liabilities	1,529,800	1,168,300
Amortization	-	2,900
Deferred income tax assets – other	5,800	4,300
	14,618,800	16,546,100
Deferred income tax liabilities—other	(1,600)	-
Deferred income tax asset—net before valuation allowance	14,617,200	16,546,100
Valuation allowance	(14,617,200)	(16,546,100)
Deferred income tax asset—net	$-	$-

Current and non-current deferred taxes have been recorded on a net basis in the accompanying balance sheet. As of September 30, 2014, the Company had Federal net operating loss carryforwards of approximately $31.6 million and State net operating loss carryforwards of approximately $51.0 million. Both the Federal and State net operating loss carryforwards will begin to expire in 2034. Our ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future. The Company has placed a valuation allowance against the deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced accordingly.

8.	RELATED PARTY TRANSACTIONS

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

On October 8, 2013, the Board granted to the Company’s two executive officers and two senior managers (collectively, the “Managers”) options to purchase shares of its Common Stock pursuant to the 2012 Option Plan at an exercise price of $0.25 per share as follows: George Carpenter 435,000 shares, Paul Buck 470,000 shares, Stewart Navarre 385,000 shares and Brian MacDonald 310,000. These options vest pro-rata over 12 months starting from the date of grant. Pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013, the Managers agreed to forego a portion of their salaries in fiscal year 2014 as follows: George Carpenter $98,000, Paul Buck $106,500, Stewart Navarre $83,600 and Brian MacDonald $66,700. These Managers were paid out of the salaries earned and accrued during fiscal years 2012 and 2013. The accruals to be paid out were equivalent to the fiscal year 2014 salaries that each of the Managers agreed to forego in lieu of receiving options.

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

Transactions with John Pappajohn, Director

As of September 2013, the Company had accrued $200,000 of consulting fees and expenses pursuant to a Board approved agreement with Equity Dynamics, a company owned by Mr. Pappajohn. Mr. Pappajohn assigned the $200,000 debt to multiple third parties and on September 20, 2013, the Company entered into subscription agreements with five accredited investors who had been assigned that debt and issued them in aggregate 800,000 shares of Common Stock at $0.25 per share.

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

On September 22, 2014, Mr. Pappajohn purchased $200,000 of September 2014 Notes which are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share.

Transactions with Walter L. Schindler, Director

Mr. Schindler is a Director and the Managing Partner of SAIL Capital Partners which is the general partner of all the SAIL entities except for SAIL Holding, LLC which is controlled directly by Mr. Schindler. On August17, 2012, the Company issued an October 2012 Note in the aggregate principal amount of $100,000 to SAIL Holdings, LLC in exchange for cash. On October 26, 2012 the Company issued three additional October 2012 Notes for the aggregate amount of $90,000 in exchange for cash to the following SAIL entities:- SAIL 2010 Co-Investment Partners, LP, $20,000; SAIL 2011 Co-Investment Partners, LP, $20,000; SAIL Venture Partners II, LP $50,000.

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

On July 11, 2014, SAIL Pre-Exit Acceleration fund, L.P, an entity managed by Mr. Schindler, entered into a subscription agreement to purchase 40,000 shares of Common Stock at $0.25 per share for which the Company received gross cash proceeds of $10,000.

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

The Tierney Family Trust has made multiple additional investments pursuant to a series of subscription agreements all of which were the result of private placements of unregistered stock at $0.25 per share. All individual transactions were in tranches of $100,000 for the purchase of 400,000 shares and the Company received gross cash proceeds of $100,000 on each occasion. These transactions occurred on the following dates: March 18, July 22, August 30 and September 9 of 2013 and January 13, February 12 and July 8, of 2014. In aggregate the Tierney Family Trust has purchased 2,800,000 shares at $0.25 per share for $700,000 gross cash proceeds to the Company.

On September 22, 2014, the Tierney Family Trust purchased $200,000 of September 2014 Notes which are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share.

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

The Follman Trust has made multiple additional investments pursuant to a series of subscription agreements all of which were the result of private placements of unregistered stock at $0.25 per share. All individual transactions were in tranches of $100,000 for the purchase of 400,000 shares and the Company received gross cash proceeds of $100,000 on each occasion. These transactions occurred on the following dates: August 16 and September 11 of 2013 and January 17, February 14 and July 8 of 2014. In aggregate the Follman Trust has purchased 2,000,000 shares at $0.25 per share for $500,000 gross cash proceeds to the Company.

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

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates, an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. For the period from May 1, 2013 through to September 30, 2014, we have paid $155,000 to Decision Calculus Associates and have an accounts payable balance of a further $15,000.

On January 28, 2014, Mr. and Mrs. Carpenter invested $50,000 for 200,000 shares of Common Stock at $0.25 per share pursuant to a subscription agreement for which the Company received gross cash proceeds of $50,000.

On July 11, 2014, Mr. and Mrs. Carpenter invested $12,500 for 50,000 shares of Common Stock at $0.25 per share pursuant to a subscription agreement for which the Company received gross cash proceeds of $12,500.

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

On July 8, 2014, Mr. Buck invested $12,500 for 50,000 shares of Common Stock at $0.25 per share pursuant to a subscription agreement for which the Company received gross cash proceeds of $12,500.

Transactions with Extuple Limited Partnership, Greater than 5% Stockholder

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

Transactions with Mark and Jill Oman, Greater than 5% Stockholder

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

On September 22, 2014, Oman Ventures LLC, of which Mr. Oman is the President, purchased $200,000 of September 2014 Notes which are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share.

9.	LOSS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the fiscal years ended September 30, 2014 and 2013, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the fiscal years ended September 30, 2014 and 2013 is as follows:

	2014	2013
Net Loss for computation of basic and diluted net loss per share:
From continuing operations	$(2,660,100)	$(10,888,000)
From discontinued operations	(2,700)	(19,400)
Net loss	$(2,662,800)	$(10,907,400)
Basic and Diluted net loss per share:
From continuing operations	$(0.03)	$(0.14)
From discontinued operations	(0.00)	(0.00)
Basic net loss per share	$(0.03)	$(0.14)

Basic and Diluted weighted average shares outstanding	99,326,519	75,800,179

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	137,500	22,468,186
Warrants	1,139,415	1,163,976
Options	11,930,872	8,009,536

10.	COMMITMENTS AND CONTINGENT LIABILITIES

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

On November 1, 2011, Mr. Brandt and Brandt Ventures filed an amended complaint amending their claims and adding new claims against the same parties. On March 12, 2012, the court sustained demurrers to certain of the counts against each defendant. On March 22, 2012, the plaintiffs filed a second amended complaint modifying certain of their claims, but did not add new claims. On February 6, 2013, the plaintiffs moved for leave to amend the second amended complaint and file a third amended complaint. On March 6, 2013, the Court granted leave to amend, but awarded fees and costs for the defendants to again make dispositive motions. The third amended complaint adds a claim for breach of the promissory note and seeks to foreclose on the collateral securing the note obligation.  In addition, Mr. Brandt is seeking approximately $170,000 of severance and compensatory and punitive damages in connection with his termination.  In interrogatory responses served on January 26, 2013, Mr. Brandt for the first time identified that he seeks damages in connection with his termination exceeding $9,000,000.  Mr. Brandt has proffered no credible evidence to support damages in this amount, and the Company believes this claim for damages is without merit.  The plaintiffs also seek rescission of a $250,000 loan made by Brandt Ventures, GP to the Company which was converted into Common Stock in accordance with its terms and restitution of the loan amount.

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

Lease Commitments

The Company has its current Headquarters and Neurometric Services business premises located at 85 Enterprise, Aliso Viejo, California 92656 since February 2010.  On February 6, 2014, we signed a 24 month extension to our lease for our current location. The lease period commenced on February 1, 2014 and terminates on January 31, 2016. The rent for months one through 13 is $4,349 per month; the months of February 2014 and January 2015 are abated; the rent for months 14 through 24 is $4,523 per month.

The Company leased space for its Clinical Services, our discontinued operation, under an operating lease.  The original lease terminated on February 28, 2010 and a 37 month extension to the lease was negotiated commencing April 1, 2010 and terminating April 30, 2013. The 3,542 square foot facility had an average cost for the lease term of $5,100 per month. These premises were vacated on September 30, 2012 and the Company fully accrued the remaining outstanding balance of the lease through April 30, 2013, which had remained outstanding. As a key term in the lease extension, the landlord had required that the Company, rather than NTC, bear the financial responsibility for this lease. We negotiated a settlement with the landlord to structure the payoff of the lease with a promissory note of $50,000 bearing interest at 5% per annum with 13 payments over 12 months. This note has been paid off as of September 30, 2014.

The Company incurred rent expense from continuing operations of $45,000 and $47,700 for the fiscal years ended September 30, 2014 and 2013, respectively.

On November 8, 2010, we entered into a financial lease to acquire EEG equipment costing $15,900.  The term of the lease was 48 months ending October 2014 and the monthly payment is $412. As of September 30, 2014 we had fully paid off lease obligation.

On April 24, 2013, we entered into a second financial lease to acquire additional EEG equipment costing $8,900.  The term of the lease is 36 months ending May 2016 with a monthly payment of $325. As of September 30, 2014 the remaining lease obligation is $6,000 of which $3,500 and $2,500 are due in fiscal years 2015 and 2016, respectively.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating Lease Obligations	$67,300	$49,200	$18,100	-	-
Capital Lease Obligations	6,000	3,500	2,500	-	-
Total	$73,300	$52,700	$20,600	-	-

11.	SIGNIFICANT CUSTOMERS

For the fiscal year ended September 30, 2014, four customers accounted for 68% of Neurometric Services revenue and three customers accounted for 53% of accounts receivable at September 30, 2014.

For the fiscal year ended September 30, 2013, four customers accounted for 51% of Neurometric Services revenue and three customers accounted for 50% of accounts receivable at September 30, 2013.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15, as of September 30, 2014, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Internal Controls Over Financial Reporting

Members of our management, including our PEO and our PFO, have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission and we concluded that our internal controls over financial reporting are effective.

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

Changes in Internal Control Over Financial Reporting

During the quarterly period ending September 30, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed on or before January 28, 2015.

ITEM 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed on or before January 28, 2015.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed on or before January 28, 2015.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed on or before January 28, 2015.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to our definitive proxy statement or an amendment to our Annual Report on Form 10-K to be filed on or before January 28, 2015.

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

Date: December 29, 2014

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

Signature	Title	Date

/s/George Carpenter	Chief Executive Officer	December 29, 2014
George Carpenter	(Principal Executive Officer)

/s/Paul Buck	Chief Financial Officer	December 29, 2014
Paul Buck	(Principal Financial Officer and Principal Accounting Officer)

/s/Thomas Tierney	Chairman of the Board	December 29, 2014
Thomas Tierney

/s/John Pappajohn	Director	December 29, 2014
John Pappajohn

/s/Walter Schindler	Director	December 29, 2014
Walter Schindler

/s/Zachary McAdoo	Director	December 29, 2014
Zachary McAdoo

/s/Andrew Sassine	Director	December 29, 2014
Andrew Sassine

/s/Robert Follman	Director	December 29, 2014
Robert Follman

/s/Richard Turner	Director	December 29, 2014
Richard Turner

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Strativation, Inc., CNS Merger Corporation and CNS Response, Inc. dated as of January 16, 2007. Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on January 22, 2007.

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Strativation, Inc., CNS Merger Corporation, and CNS Response, Inc. dated as of February 28, 2007. Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 1, 2007.

3.1	Certificate of Incorporation, as amended. Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-K for the fiscal year ended September 30, 2011 (File No. 000-26285) filed on December 22, 2011.

3.1.1	Certificate of Amendment to the Certificate of Incorporation, as amended. Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K (File No. 000-26285) filed on April 2, 2012.

3.1.2	Certificate of Amendment to the Certificate of Incorporation, Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35527) filed on August 14, 2013.

3.2	Bylaws. Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K (File No. 000-26285) filed on March 28, 2012.

4.1†	Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-26285) filed on April 1, 2010.

4.2†	2012 Omnibus Incentive Compensation Plan (Subject to stockholder approval). Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed with on April 25, 2011.

4.3	Sample Stock Certificate. Incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed on April 25, 2012.

4.4*	Form of Secured Convertible Promissory Note.

10.1	Amended and Restated Registration Rights Agreement, dated January 16, 2007 by and among the Registrant and the stockholders signatory thereto. Incorporated by reference to Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on January 16, 2007.

10.2	Form of Subscription Agreement between the Registrant and certain investors, dated March 7, 2007. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 13, 2007.

10.3	Form of Indemnification Agreement by and among the Registrant, CNS Response, Inc., a California corporation, and certain individuals, dated March 7, 2007. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 13, 2007.

10.4	Form of Registration Rights Agreement by and among the Registrant and certain Investors signatory thereto dated March 7, 2007. Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 13, 2007.

10.5	Form of Registration Rights Agreement by and among the Registrant and certain stockholders of the Company signatory thereto dated March 7, 2007. Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 13, 2007.

10.6†	Employment Agreement by and between the Registrant and George Carpenter dated October 1, 2007. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 3, 2007.

10.7†	Employment Agreement by and between the Registrant and Daniel Hoffman dated January 11, 2008. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed with the Commission on January 17, 2008.

10.8	Stock Purchase Agreement by and among Colorado CNS Response, Inc., Neuro-Therapy, P.C. and Daniel A. Hoffman, M.D. dated January 11, 2008. Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on January 13, 2009.

10.9	Form of Warrant issued to Investors in Private Placement. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 13, 2007.

10.10	Senior Secured Convertible Promissory Note, dated March 30, 2009, by and between the Company and Brandt Ventures, GP. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on April 3, 2009.

10.11	Senior Secured Convertible Promissory Note, dated March 30, 2009, by and between the Company and SAIL Venture Partners, LP. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on April 3 2009.

10.12	Bridge Note and Warrant Purchase Agreement, dated May 14, 2009 by and between the Company and SAIL Venture Partners, LP. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on May 20, 2009.

10.13	Form of Secured Convertible Promissory Note. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on May 20, 2009.

10.14	Form of Warrant to Purchase Shares. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on May 20, 2009.

10.15	Bridge Note and Warrant Purchase Agreement, dated June 12, 2009, by and between the Company and John Pappajohn. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on June 18, 2009.

10.16	Form of Secured Convertible Promissory Note. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on June 18, 2009.

10.17	Form of Warrant to Purchase Shares. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on June 18, 2009.

10.18	Form of Subscription Agreement. Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 30, 2009.

10.19	Form of Warrant. Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 30, 2009.

10.20	Registration Rights Agreement. Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 30, 2009.

10.21	Amendment No. 1 to Registration Rights Agreement. Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 30, 2009.

10.22	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 30, 2009.

10.23†	Employment Agreement by and between the Registrant and Paul Buck effective as of February 18, 2010. Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed on July 6, 2010.

10.24†	Consulting Agreement by and among CNS Response, Inc. and Henry T. Harbin, effective January 1, 2010. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26285) filed on May 14, 2010.

10.25	Bridge Note and Warrant Purchase Agreement, dated as of June 3, 2010, between CNS Response, Inc. and John Pappajohn. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on June 7, 2010.

10.26	Form of Note. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on June 7, 2010.

10.27	Form of Warrant. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on June 7, 2010.

10.28	Placement Agent Agreement dated August 3, 2009 between the Registrant and Maxim Group LLC. Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed on July 6, 2010.

10.29	Form of Warrant issued to Placement Agent. Incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed on July 6, 2010.

10.30	Form of Registration Rights Agreement dated August 26, 2009 between the Registrant and Maxim Group, LLC. Incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed on November 8, 2010.

10.31	Form of Amendment No.1 to Placement Agent Agreement dated July 21, 2010 between the Registrant and Maxim Group LLC. Incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed on November 8, 2010.

10.32	Form of Amendment No.1 to Form of Warrant issued to Placement Agent dated July 21, 2010. Incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed on November 8, 2010.

10.33	Form of Unsecured Promissory Note. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on July 9, 2010.

10.34	Form of Guaranty. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on July 9, 2010.

10.35	Form of Deerwood Note. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on August 24, 2010.

10.36	Form of Deerwood Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on August 24, 2010.

10.37	Engagement Agreement, dated September 30, 2010, between the Registrant and Monarch Capital Group, LLC, as Placement Agent. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 13, 2010.

10.38	Form of Note and Warrant Purchase Agreement, dated October 1, 2010, by and between the Registrant and the Investors party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 7, 2010.

10.39	Security Agreement, dated October 1, 2010, by and between the Registrant and John Pappajohn, as administrative agent for the secured parties. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 7, 2010.

10.40	Form of October Note. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 7, 2010.

10.41	Form of October Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 7, 2010.

10.42	Form of Placement Agent Warrant issued to Monarch Capital Group, LLC. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 27, 2010.

10.43†	Employment Agreement, dated July 6, 2010, by and between the Registrant and Michael Darkoch. Incorporated by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed on November 8, 2010.

10.44	Form of Guaranty, dated as of November 3, 2010, by SAIL Venture Partners, LP in favor of Deerwood Holdings, LLC/Deerwood Partners, LLC. Incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 21, 2010.

10.45	Form of Note and Warrant Purchase Agreement, dated as of January 20, 2011, by and between the Registrant and the Investors party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 1, 2011.

10.46	Form of Unsecured Note. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 1, 2011.

10.47	Form of Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 1, 2011.

10.48	Engagement Agreement, dated January 19, 2011, between the Registrant and Monarch Capital Group, LLC. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 1, 2011.

10.49	Form of Placement Agent Warrant. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 1, 2011.

10.50	Form of Agreement to Convert and Amend, dated as of June 3, 2011, between the Registrant and the holders of the October Notes and related warrants and of the Unsecured Notes and related warrants. Incorporated by reference to Exhibit 10.50 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2011.

10.51	Form of Agreement to Amend Placement Agent Warrants, dated as of June 3, 2011, between the Registrant and the holders of the Placement Agent Warrants issued pursuant to the September 30, 2010 and January 19, 2011 engagement agreements between the Registrant and Monarch Capital Group LLC and the April 15, 2011 engagement agreement between the Registrant and Antaeus Capital, Inc. Incorporated by reference to Exhibit 10.51 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2011.

10.52	Form of Agreement to Amend Warrants issued to staff members of Equity Dynamics for consulting and support services, dated as of June 8, 2011. Incorporated by reference to Exhibit 10.52 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2011.

10.53	Form of Amendment to Stock Option Agreement. Incorporated by reference to Exhibit 10.53 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2011.

10.54	Form of Amendment and Conversion Agreement for the Secured Convertible Promissory Notes between the Registrant and the holders’ signatory thereto. Incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 22, 2011.

10.55	Form of Amendment and Conversion Agreement for the Subordinated Unsecured Convertible Promissory Notes between the Registrant and the holders’ signatory thereto. Incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 22, 2011.

10.56	Form of Note and Warrant Purchase Agreement, dated as of October 18, 2011, by and between the Registrant and the Investors party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 24, 2011.

10.56.1	Form of Amended and Restated Note and Warrant Purchase Agreement, dated November 11, 2011. Incorporated by reference to Exhibit 10.56.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 22, 2011.

10.57	Form of Amended and Restated Security Agreement, dated as of September 30, 2011, by and between the Registrant and Paul Buck, as administrative agent for the secured parties. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 24, 2011.

10.58	Form of Subordinated Secured Convertible Promissory Note. Incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 22, 2011.

10.59	Form of Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on October 24, 2011.

10.60	Form of Subordinated Unsecured Convertible Promissory Note. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 6, 2012.

10.61	Form of Warrant. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on March 6, 2012.

10.62	Consulting Agreement between Henry T. Harbin and CNS Response, Inc., dated as of January 1, 2010. Incorporated by reference to Exhibit 10.62 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed on April 25, 2012.

10.63	Advisory Agreement between Equity Dynamics, Inc., and CNS Response, Inc., dated as of February 1, 2010. Incorporated by reference to Exhibit 10.63 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed on April 25, 2012.

10.64	Form of Subordinated Demand Promissory Note, by and between the Company and John Pappajohn. Incorporated by reference to Exhibit 10.64 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed on April 25, 2012.

10.65	Form of Conversion Agreement for the Senior Convertible Promissory Notes (“October Notes”) between the Registrant and the holders’ signatory thereto, dated as of May 4, 2012. Incorporated by reference to Exhibit 10.65 to the Registrant’s Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-173934) filed on May 22, 2012.

10.66	Form of Conversion Agreement for the Subordinated Convertible Promissory Notes (“January Notes”) between the Registrant and the holders’ signatory thereto, dated as of May 4, 2012. Incorporated by reference to Exhibit 10.66 to the Registrant’s Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-173934) filed on May 22, 2012.

10.67	Form of Conversion Agreement for the Subordinated Convertible Promissory Notes (“2011 Bridge Notes”) between the Registrant and the holders’ signatory thereto, dated as of May 4, 2012. Incorporated by reference to Exhibit 10.67 to the Registrant’s Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-173934) filed on May 22, 2012.

10.68	Form of Lock-up Agreement and Amendment thereto. Incorporated by reference to Exhibit 10.68 to the Registrant’s Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-173934) filed on May 31, 2012.

10.69	Form of Conversion Agreement for the Senior Convertible Promissory Notes between the Registrant and the holders’ signatory thereto, dated as of June 12, 2012. Incorporated by reference to Exhibit 10.69 to the Registrant’s Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2012.
10.70	Form of Conversion Agreement for the Subordinated Convertible Promissory Notes between the Registrant and the holders’ signatory thereto, dated as of June 12, 2012. Incorporated by reference to Exhibit 10.70 to the Registrant’s Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2012.

10.71	Form of Conversion Agreement for the Subordinated Convertible Promissory Notes between the Registrant and the holders’ signatory thereto, dated as of June 12, 2012. Incorporated by reference to Exhibit 10.71 to the Registrant’s Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2012.

10.72	Form of Secured Convertible Promissory Note (“August 2012 Note”). Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on August 24, 2012.

10.73	Form of Note Purchase Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on August 24, 2012.

10.74	Form of Second Amended and Restated Security Agreement. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on August 24, 2012.

10.75	Form of Secured Convertible Promissory Note (“October 2012 Note”). Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-26285) filed on November 13, 2012.

10.76	Form of Amended and Restated Note Purchase Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-26285) filed on November 13, 2012.

10.77	Form of Amended and Restated Consent, Note Amendment and Warrant Forfeiture Agreement, dated as of October 24, 2012. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on December 4, 2012.

10.78	Form of Governance Agreement with Equity Dynamics, Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on December 4, 2012.

10.79	Form of Governance Agreement with SAIL Capital Partners. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on December 4, 2012.

10.80	Form of Employment Compensation Forfeiture and Exchange Agreement. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-26285) filed on December 4, 2012.

10.81	Form of Subscription Agreement (common stock), made as of February 20, 2013, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.78 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35527) filed on August 14, 2013.

10.82	Form of Subscription Agreement (common stock), made as of May 23, 2013, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.79 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35527) filed on August 14, 2013.

10.83	Form of Omnibus Amendment to the October 2010 Notes, January 2011 Notes, October 2011 Notes and February 2012 Note, made as of August 12, 2013, by and among the Company and the other parties listed on the signature pages thereto. Incorporated by reference to Exhibit 10.80 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35527) filed on August 14, 2013.

10.84	2012 Omnibus Incentive Compensation Plan, as amended and approved by the Company’s stockholders. Incorporated by reference to Exhibit 10.81 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35527) filed on August 14, 2013.

10.85	Form of Subscription Agreement (common stock), made as of October 4, 2014, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.85 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35527) filed on February 13, 2014.-

10.86	Form of Employment Compensation Forfeiture and Exchange Agreement entered into as of December 16, 2013 by and among the Company and its senior employees. Incorporated by reference to Exhibit 10.86 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35527) filed on February 13, 2014.

10.87	Form of Subscription Agreement (common stock), made as of January 8, 2014, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.87 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35527) filed on February 13, 2014.

10.88	Form of Subscription Agreement (common stock), made as of July 3, 2014, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.88 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35527) filed on August 14, 2014.

10.89*	Form of Note Purchase Agreement.

10.90*	Form of Security Agreement.

10.91*	Form of Registration Rights Agreement made as of September 22, 2014, by and between the Company and the investor(s) signatory thereto.

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-26285) filed on December 22, 2011.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the CNS Response, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL):*

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

