Form 10-K/A
period 2014-09-30
CNS RESPONSE, INC.
filed 2015-01-23
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Yes     ☐                       No      ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on March 31, 2014, the last business day of the registrant's most recently completed second fiscal quarter was $28,787,500 (calculated based on the price at which the registrant's common stock was last sold on that date).

As of December 31, 2014, the registrant had 101,667,409 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of CNS Response, Inc. (the "Company") for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission on December 29, 2014 (the “Original 10-K”), is being filed for the purpose of including the information required by Part III of Form 10-K.

As a result, Items 10, 11, 12, 13 and 14 of Part III of the Original 10-K are hereby amended and restated. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s principal executive officer and principal financial officer are each providing Rule 13a-14(a) certifications dated January 23, 2015.

This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K. This Amendment does not include any changes to the Company's financial statements included in the Original 10-K and does not reflect events occurring after the date the Original 10-K was filed, except as specifically set forth in this Amendment.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

With respect to this discussion, the terms “we,” “us,” “our,” “CNS” and the “Company” refer to CNS Response, Inc., a Delaware corporation and its wholly-owned subsidiaries CNS Response, Inc., a California corporation (“CNS California”).

The following table sets forth the name, age and position of each of our executive officers and directors as of December 31, 2014.

Name	Age	Position
Thomas T. Tierney	76	Chairman of the Board
John Pappajohn	86	Director
Robert J. Follman	70	Director
Richard W. Turner, Ph.D.	68	Director
Walter L. Schindler	63	Director
Andrew H. Sassine	50	Director
Zachary McAdoo	41	Director
George C. Carpenter IV	56	President and Chief Executive Officer
Paul Buck	59	Chief Financial Officer and Secretary

Thomas T. Tierney, Chairman of the Board of Directors

Thomas T. Tierney joined our Board of Directors on February 25, 2013, and was appointed Chairman on March 26, 2013. Mr. Tierney owns and operates Vitatech Nutritional Sciences Inc. which manufactures and markets nutritional supplements and over-the-counter drugs under an FDA manufacturing license using current Good Manufacturing Practices. Mr. Tierney joined Vitatech, which was previously known as Linwilco Laboratories, in 1971 as its General Manager and became its President in 1980. From 1988 till its sale in 2004, Mr. Tierney was also the Chairman and Chief Executive Officer of Body Wise International, a nutritional supplements distributer, focused on weight management, fitness performance and anti-aging strategies. Mr. Tierney served in the Air Force from 1960 to 1971, including a tour of duty in Vietnam where he served as Deputy Chief of Logistics Plans and Programs at the Headquarters 7th Air Force during the time of the Tet Offensive. After completing this tour, he was assigned as a Pentagon Research Associate at the Rand Corporation where he worked on logistics analysis and the use of advanced technologies. He has a B.A. in business from Wayne State University and an M.Sc. in logistics management from the Air Force Institute of Technology. Mr. Tierney has a distinguished record of civic activities including being Trustee of the UCI Foundation Board, a Regent of Bastyr University, Seattle, Washington, is active with the Wounded Warriors Project, is an active participant in leadership positions in stem cell research, The MIND Institute, UC Irvine School of Medicine Advisory Board and on the Board of Children’s Hospital of Orange County, as well as multiple other Educational, Arts and Law enforcement organizations. In 2001 Mr. Tierney and his wife Elizabeth were recognized as Outstanding Philanthropists of the Year. Mr. Tierney was appointed to the Board pursuant to the Company’s Governance Agreement with SAIL Capital Partners and he was selected to serve as a director because of his extensive experience in management, his knowledge of the FDA, his commitment to the health and wellness of military personnel and his influence as a business and civic leader.

John Pappajohn, Director

John Pappajohn joined our board of directors on August 26, 2009. Since 1969, Mr. Pappajohn has been the President and sole owner of Pappajohn Capital Resources, a venture capital firm, and President and sole owner of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. Since 1994 he has served as a director on the board of public company American CareSource Holdings, Inc., Dallas, TX. Mr. Pappajohn also currently serves as Chairman of the Board of Cancer Genetics, Inc. Mr. Pappajohn was chosen to serve as a director of our company because of his unparalleled experience serving as a director of more than 40 companies and the substantial insight he has gained into the life sciences and healthcare industries by actively investing in the industries for more than 40 years, and by founding and supporting several public healthcare companies. Mr. Pappajohn devotes such portion of his time to his role as a director of CNS Response as is required to properly fulfill his duties in that role. Mr. Pappajohn is one of four current directors serving on our Board pursuant to the Company’s Governance Agreement with Equity Dynamics.

Robert J. Follman, Director

Robert J. Follman joined our Board of Directors on February 25, 2013. Mr. Follman is President and CEO of R.A. Industries Inc., one of the leading producers of complex multi-axis components for the aerospace, nuclear, petroleum and other commercial industries, and has served in that position since 1976. He is also President and CEO of Markall Incorporated, a related company that produces and markets electro-mechanical assemblies for the same markets. Mr. Follman is a longtime supporter of many local and national charitable organizations and is active in many community and civic affairs. He has a long history of supporting the UC Irvine Diabetes Center, among other organizations. Mr. Follman was appointed to the Board pursuant to the Company’s Governance Agreement with SAIL Capital Partners and he was selected to serve as a director because of his leadership experience, having served as an executive officer, and his influence as a business and civic leader.

Richard W. Turner, Ph.D. Director

Dr. Turner joined our Board of Directors on February 25, 2013. Dr. Turner has served as a director of American CareSource Holdings, Inc., a publicly traded ancillary health care services company, since June 2011, as Chairman of the Board of Directors since May 2013, and as Chief Executive Officer since April 2014. Dr. Turner served as the Chief Executive Officer and the Chairman of the Board of Directors of Conmed Healthcare Management, Inc., a public company providing healthcare services to county and municipal detention centers, from 2007 until 2012, when it merged with and into a wholly-owned subsidiary of Correct Care Solutions, LLC. Prior to consulting for Conmed's predecessor in interest in May 2006, Dr. Turner served as President and Chief Executive Officer of EyeTel Imaging, Inc., from January 2004 to May 2006. Prior to January 2004, Dr. Turner served as President and Chief Executive Officer of BEI Medical Systems Company, Inc., a company engaged in the development and marketing of a minimally invasive endometrial ablation system. BEI Medical was sold to Boston Scientific Corp. for approximately $95 million in 2002. Dr. Turner graduated from Old Dominion University with a B.Sc., earned his M.B.A. from Pepperdine University and earned his Ph.D. from Berne University. Dr. Turner was appointed to the Board pursuant to the Company’s Governance Agreement with Equity Dynamics and he was selected to serve as a director because of his extensive leadership experience, having served as executive officer to many companies in the healthcare and medical field.

Walter L. Schindler, Director

Walter L. Schindler joined our board on December 10, 2012. Mr. Schindler has been Managing Partner of SAIL Capital Partners, LLC, since he founded it in 2002. SAIL Capital Partners is a pioneer and global leader of investment in sustainable innovation in energy and water technology companies. The firm focuses on investments primarily in growth companies pursuing the worldwide energy and water markets. Mr. Schindler is currently a member of the Board of Directors of the Fulbright Canada Foundation. Prior to SAIL, Mr. Schindler was the Managing Partner of Gibson, Dunn & Crutcher's Orange County, California office, one of the largest in its worldwide network. He was the lead strategic legal advisor in over 60 successful mergers, acquisitions, and initial public offerings. His assignments included advising Pacific Life with regard to the creation and execution of the exit strategy for its investment in PIMCO and working on the IPO of Ultrasystems, the first renewable power project-development company in the United States to go public. He has 30 years of experience in energy, renewable power and related exit experience. Mr. Schindler is a native of New Orleans and earned his B.A., M.A. and Ph.D. with honors from Yale University and his J.D. with honors from Harvard Law School, and was a Fulbright Scholar in Italy. He is also a published poet and the author of a book on the life and the poetry of the English poet and statesman John Milton. Mr. Schindler was appointed to the Board pursuant to the Company's Governance Agreement with SAIL Capital Partners and was selected because of his extensive strategic corporate experience.

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

Zachary McAdoo, Director

Zachary McAdoo joined our Board of Directors on November 21, 2011. Mr. McAdoo is the president of McAdoo Capital, Inc., a New York based investment firm founded in 2009 that focuses on investing in small and micro-cap public companies. McAdoo Capital, Inc. is the investment manager to the Zanett Opportunity Fund, Ltd., a Bermuda-based company. Mr. McAdoo is also Chairman and Chief Executive Officer of Radioio, Inc. (OTCQB: RAIO), a publicly traded internet radio company. From 2005 through 2008, Mr. McAdoo was an analyst and portfolio manager with the Zanett Group, a New York based family office. Prior to joining The Zanett Group, Mr. McAdoo worked for seven years for two other small cap investment firms. Mr. McAdoo graduated from McGill University in 1995 with a Bachelor of Arts degree in Psychology. In 2004 he became a CFA charter holder. In addition to his experience investing in healthcare services, diagnostics and medical device companies, Mr. McAdoo brings a direct-to-consumer marketing perspective to the Board through his experience of investing in companies across many industries that use direct marketing methods. Mr. McAdoo is one of four current directors serving on our Board pursuant to the Company's Governance Agreement with Equity Dynamics.

George Carpenter, President and Chief Executive Officer

George Carpenter has been serving as our Chief Executive Officer since April 10, 2009, served as our President from October 1, 2007 until April 10, 2009 and was reappointed our President on April 29, 2011. As President until 2009, Mr. Carpenter’s primary responsibility involved developing strategy and commercializing our rEEG technology. Mr. Carpenter also served as a director from April 2009 until November 2012. From 2002 until he joined CNS in October 2007, Mr. Carpenter was the President and CEO of WorkWell Systems, Inc., a national physical medicine firm that manages occupational health programs for Fortune 500 employers. Prior to his position at WorkWell Systems, Mr. Carpenter founded and served as Chairman and CEO of Core, Inc., a company focused on integrated disability management and work-force analytics. He served in those positions from 1990 until Core was acquired by Assurant, Inc. in 2001. From 1984 to 1990, Mr. Carpenter was a Vice President of Operations with Baxter Healthcare, served as a Director of Business Development and as a strategic partner for Baxter’s alternate site businesses. Mr. Carpenter began his career at Inland Steel where he served as a Senior Systems Consultant in manufacturing process control. Mr. Carpenter holds an M.B.A. in Finance from the University of Chicago and a B.A. with Distinction in International Policy & Law from Dartmouth College.

Paul Buck, Chief Financial Officer and Secretary

Paul Buck was appointed to the position of Chief Financial Officer effective February 18, 2010. Mr. Buck had been working with us as an independent consultant since December 2008, assisting management with finance and accounting matters as well as our filings with the Securities and Exchange Commission. Prior to joining us, Mr. Buck worked as an independent consultant since 2004 and has broad experience with a wide variety of public companies. His projects have included forensic accounting, restatements, acquisitions, interim management and system implementations. Mr. Buck, a Swiss national, was raised in Southern Africa and holds a B.Sc. degree in Chemistry and a B.Com degree, both from the University of Cape Town, South Africa. He started his career with Touche Ross & Co. in Cape Town and qualified as a Chartered Accountant. In 1985, Mr. Buck joined the Los Angeles office of Touche Ross & Co. where he was an audit manager. In 1991 he joined the American Red Cross Biomedical Services as the CFO of the Southern Californian Region. After five years with the organization, he returned to Deloitte & Touche as a manager in the Solutions Consulting Group. In 1998, Mr. Buck was recruited back to the American Red Cross Biomedical Services as CFO and became the Director of Operations for the Southern California Region until 2003. Mr. Buck works full-time for CNS.

Significant Employees

Brian MacDonald, Chief Technology Officer

Brian MacDonald, age 53, is a co-founder of CNS Response and has been with the Company since its inception in 2000. Mr. MacDonald is the developer of the PEER algorithms that match Quantitative EEG features to similar features of known responders to psychotropic medications. Mr. MacDonald also leads the development of the PEER Online system that enables physicians to access the PEER algorithms from anywhere in the world through a secure web-based portal. Prior to CNS Response, Mr. MacDonald was a principal and co-founder of Mill City Venture Development that consulted for the predecessor company to CNS Response. Prior to this he was a consultant for Deloitte & Touche Management Consulting, KPMG Strategic Services and in private consulting practice. His focus throughout his consulting career has been the area of operations and information systems. Mr. MacDonald received a BS in Chemical Engineering from the University of Alabama and received his MBA from The Wharton School of the University of Pennsylvania in 1990.

R. Stewart Navarre. Vice President, Government Accounts

R. Stewart Navarre, age 60, has served as our Vice President, Government Accounts since February 2011. Prior to joining us, he served as Director, Federal Sector Pursuits at Bethel Services Incorporated, a Native American company, from March to September 2010 and Managing Director, Project Management, at CB Richard Ellis from August 2007 to March 2010. Mr. Navarre retired from the United States Marine Corps during July 2007. Colonel Navarre served as a Marine infantry officer for over 30 years, culminating in command of the 5th Marine Regiment, headquartered at Camp Pendleton, California, and deploying in support of Operation Iraqi Freedom during 2003 - 2005.  His final tour on active duty was as Chief of Staff for the Marine Corps bases west of the Mississippi.  Colonel Navarre received his B.S. in Biology and Chemistry and his commission as a Marine lieutenant at the United States Naval Academy in 1976.  He holds a MBA from the University of Evansville, Indiana.

Board Composition, Committees and Director Independence.

Our board of directors currently consists of seven members: Thomas Tierney, John Pappajohn, Zachary McAdoo, Walter Schindler, Robert Follman, Richard Turner and Andrew Sassine. All directors were elected at our annual meeting of stockholders held on May 13, 2014, and will serve until our next annual meeting or until his successor is duly elected and qualified. John Pappajohn was originally elected at our annual meeting of stockholders held on April 27, 2010. Zachary McAdoo was appointed to the Board at a meeting on November 21, 2011 following the resignation of Dr. Jerome Vaccaro on October 30, 2010. Walter Schindler was appointed to the Board at a meeting on December 10, 2012 following the resignation of Dr. Henry Harbin on November 18, 2012. Former directors George Carpenter, David Jones, Maurice De Wald and George Kallins all resigned on November 30, 2012 and Robert Follman, Thomas Tierney, Richard Turner and Andrew Sassine were nominated to the Board on December 10, 2012 and were empanelled on February 25, 2013, 10 days after the completion of the mailing to all stockholders of the information statement pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

The Company’s securities are not listed on a national securities exchange or an inter-dealer quotation system that requires a majority of the Board of Directors to be independent. We nonetheless use the definition of “independence” under Rule 5602 of the NASDAQ Stock Market Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board are independent. In making this determination, our Board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, all our Board members are “independent” directors as that term is defined in the NASDAQ Stock Market Rules except for John Pappajohn and Walter Schindler.

 Board Committees

Our Board of Directors established an audit committee and a compensation committee at a Board meeting held on March 3, 2010, and a governance and nominations committee at a Board meeting held on March 22, 2012. Each committee has its own charter, which is available on our website at www.cnsresponse.com. Information contained on our website is not incorporated herein by reference. Each of the Board committees has the composition and responsibilities described below.

Audit Committee

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. McAdoo (Chair), Sassine and Turner are the members of the audit committee. They are “independent” within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules. Our Board has previously determined that Mr. McAdoo serves as the “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. In his roles as president of, and analyst and portfolio manager in, various investment firms, Mr. McAdoo has gained over 10 years of experience analyzing the financial statements of public companies, assessing the use of accounting methods employed by those companies and the financial acumen of management.

The audit committee oversees our accounting and financial reporting processes and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this committee include:

•	selecting and recommending to our Board of Directors the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;
•	approving the fees to be paid to the independent registered public accounting firm;
•	helping to ensure the independence of our independent registered public accounting firm;
•	overseeing the integrity of our financial statements;
•	preparing an audit committee report as required by the SEC to be included in our annual proxy statement;
•	reviewing major changes to our auditing and accounting principles and practices as suggested by our company’s independent registered public accounting firm, internal auditors (if any) or management;
•	reviewing and approving all related party transactions; and
•	overseeing our compliance with legal and regulatory requirements.

Audit Committee Report 1

In fulfilling its responsibilities for the financial statements for fiscal year 2014, the audit committee of the Board of Directors:

•	reviewed and discussed the audited financial statements for the year ended September 30, 2014 with management and Anton & Chia, LLP (the “Auditors”), the Company’s independent auditors; and
•	received written disclosures and the letter from the Auditors regarding their independence as required by Independence Standards Board Standard No. 1. The audit committee discussed with the Auditors their independence.

In fulfilling its responsibilities for the financial statements for fiscal year 2014, the audit committee discussed with the Auditors the matters required to be discussed by Auditing Standards No. 16 relating to the conduct of the audit. The audit committee also considered the status of other areas of oversight relating to the financial reporting and audit process that it determined appropriate.

Based on the audit committee’s review of the audited financial statements and discussions with management and the Auditors, the audit committee recommended to the Board of Directors the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014 for filing with the Securities and Exchange Commission. The audit committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

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

Compensation Committee

Our compensation committee assists the Board of Directors in the discharge of its responsibilities relating to the compensation of the Board of Directors and our executive officers. Messrs. Tierney, Pappajohn and Schindler are the members of our compensation committee. The Board is expected to determine that Mr. Tierney is “independent” within the meaning of the NASDAQ Stock Market Rules and all three members qualify as “non-employee directors” under Rule 16b-3 of the Exchange Act. Mr. Pappajohn and Mr. Schindler likely do not qualify as “independent” directors.

The committee’s compensation-related responsibilities include:

•	assisting our Board of Directors in developing and evaluating potential candidates for executive positions and overseeing the development of executive succession plans;
•	reviewing and approving, on an annual basis, the corporate goals and objectives with respect to compensation for our chief executive officer;
•	reviewing, approving and recommending to our Board of Directors on an annual basis the evaluation process and compensation structure for our other executive officers;
•	providing oversight of management’s decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;
•	reviewing our incentive compensation and other stock-based plans and recommending changes in such plans to our Board of Directors as needed, and exercising all the authority of our Board of Directors with respect to the administration of such plans;
•	reviewing and recommending to our Board of Directors the compensation of independent directors, including incentive and equity-based compensation; and
•	selecting, retaining and terminating such compensation consultants, outside counsel and other advisors as it deems necessary or appropriate.

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

Board Meetings

During the fiscal year ended September 30, 2014, the Board held thirteen meetings and the Board Committees held a total of six meetings. Each incumbent director, except for Messrs. Turner and Sassine, attended 75% or more of the total number of meetings of the Board and the Board Committees of which he was as a member during the period he served as a director in fiscal year 2014. The Board of Directors did not meet in executive session during the fiscal year ended September 30, 2014.

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

Stockholder Communications

Interested parties may communicate with any and all members of our Board of Directors by transmitting correspondence addressed to one or more directors by name at the address appearing on the cover page of our Annual Report on Form 10-K. Communications from our stockholders to one or more directors will be collected and organized by our Corporate Secretary and will be forwarded to the Chairman of the Board of Directors or to the identified director(s) as soon as practicable. If multiple communications are received on a similar topic, the Corporate Secretary may, in his discretion, forward only representative correspondence. The Chairman of the Board of Directors will determine whether any communication addressed to the entire Board of Directors should be properly addressed by the entire Board of Directors or a committee thereof. If a communication is sent to the Board of Directors or a Committee, the Chairman of the Board of Directors or the Chairman of that committee, as the case may be, will determine whether a response to the communication is warranted.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and the holders of more than 10% of our Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2014, all of our executive officers, directors and the holders of 5% or more of our Common Stock complied with all Section 16(a) filing requirements.

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

ITEM 11. Executive Compensation

Unless otherwise indicated, all stock-based amounts appearing in this Amendment on Form 10-K/A to our Annual Report on Form 10-K have been adjusted to give effect to the 1-for-30 reverse stock split effective April 2, 2012.

Overview of Compensation Practices

Our executive compensation program is administered by the compensation committee.

Compensation Philosophy

Generally, we compensate our executive officers with a compensation package that is designed to drive company performance to maximize stockholder value while meeting our needs and the needs of our executives. The following are objectives we consider:

•	Alignment — to align the interests of executives and stockholders through equity-based compensation awards;
•	Retention — to attract, retain and motivate highly qualified, high performing executives to lead our growth and success; and
•	Performance — to provide, when appropriate, compensation that is dependent upon the executive’s achievements and the Company’s performance.

In order to achieve the above objectives, our executive compensation philosophy is guided by the following principles:

•	Rewards under incentive plans are based upon our short-term and longer-term financial results and increasing stockholder value;
•	Executive pay is set at sufficiently competitive levels to attract, retain and motivate highly talented individuals who are necessary for us to achieve our goals, objectives and overall financial success;
•	Compensation of an executive is based on such individual’s role, responsibilities, performance and experience; and
•	Annual performance of our company and the executive are taken into account in determining annual bonuses with the goal of fostering a pay-for-performance culture.

Compensation Elements

We compensate our executives through a variety of components, which may include a base salary, annual performance-based incentive bonuses, equity incentives, and benefits and perquisites, in order to provide our executives with a competitive overall compensation package. The mix and value of these components are impacted by a variety of factors, such as responsibility level, individual negotiations and performance and market practice. The purpose and key characteristics for each component are described below.

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

Equity Incentives

Equity incentives are intended to align executive and stockholder interests by linking a portion of executive pay to long-term stockholder value creation and financial success over a multi-year period. Equity incentives may also be provided to our executives to attract and enhance the retention of executives and to facilitate stock ownership by our executives. The Board considers individual and company performance when determining long-term incentive opportunities.

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

Process for Setting Executive Compensation; Factors Considered

When making pay determinations for named executive officers, the Board considers a variety of factors including, among others: (1) actual company performance as compared to pre-established goals, (2) individual executive performance and expected contribution to our future success, (3) changes in economic conditions and the external marketplace, (4) prior years’ bonuses and long-term incentive awards, and (5) in the case of executive officers, other than Chief Executive Officer, the recommendation of our Chief Executive Officer, and in the case of our Chief Executive Officer, his negotiations with our Board. No specific weighting is assigned to these factors nor are particular targets set for any particular factor. Ultimately, the Board uses its judgment and discretion when determining how much to pay our executive officers and sets the pay for such executives by element (including cash versus non-cash compensation) and in the aggregate, at levels that it believes are competitive and necessary to attract and retain talented executives capable of achieving the Company’s long-term objectives.

Summary Compensation Table

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ending September 30, 2014 and 2013 provided by (i) each person serving as our principal executive officer (“PEO”) or acting in a similar capacity during our fiscal year ended September 30, 2014, (ii) our two most highly compensated executive officers other than our PEO who were serving as executive officers on September 30, 2014 and whose total compensation exceeded $100,000 (collectively with the PEO referred to as the “named executive officers” in this Executive Compensation section).

Name and Principal Position	Fiscal Year Ended September 30,	Salary ($) (1)	Bonus ($)	Option Awards ($) (2)	All Other Compensation ($) (3)		Total ($)
George Carpenter	2014	270,000	–	93,200	19,800	(3)	383,000
(President and Chief Executive Officer )	2013	228,300	–	57,800	20,100	(3)	306,200

Paul Buck	2014	208,000	–	100,700	18,100	(3)	326,800
(Chief Financial Officer and Secretary)	2013	167,600	–	66,100	20,700	(3)	254,400

(1)	Salaries for the fiscal years ended September 30, 2014 and 2013 which were accrued and paid as follows:

•	Pursuant to the Employment Compensation Forfeiture and Exchange Agreements dated December 16, 2013, $98,000 of Mr. Carpenter’s salary for fiscal year 2014 was forfeited in lieu of receiving options to purchase 435,000 shares of Common Stock at an exercise price of $0.25 per share (see below). During fiscal year 2014, Mr. Carpenter was paid $98,000 from accrued salary of which $52,500 had been accrued in fiscal year 2013 and $45,500 had been accrued in fiscal year 2012. As of September 2014, there was no accrued and unpaid salary owing to Mr. Carpenter.

•	For fiscal year 2013, $52,500 of Mr. Carpenter’s salary was accrued and unpaid as of September 30, 2013; of the $228,300 that was paid in fiscal year 2013, $10,800 had been accrued salary from fiscal year 2012.

•	Pursuant to the Employment Compensation Forfeiture and Exchange Agreements dated December 16, 2013, $106,500 of Mr. Buck’s salary for fiscal year 2014 was forfeited in lieu of receiving options to purchase 470,000 shares of Common Stock at an exercise price of $0.25 per share (see below). During fiscal year 2014, Mr. Buck was paid $106,500 from accrued salary of which $40,400 had been accrued in fiscal year 2013 and $66,100 had been accrued through fiscal year 2012. As of September 2014, there was no accrued and unpaid salary owing to Mr. Buck.

•	For fiscal year 2013, $40,400 of Mr. Buck’s salary was accrued and unpaid as of September 30, 2013.
(2)	On October 8, 2013, the Board granted the following options to purchase shares of the Company’s Common Stock pursuant to the 2012 Option Plan at an exercise price of $0.25 per share which vested pro-rata over 12 months starting from the date of grant.

•	Mr. Carpenter was granted options to purchase 435,000 shares of Common Stock, valued at $93,200 using the Black-Scholes Model. This was pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013, whereby the option grant was in lieu of receiving the first $98,000 of his fiscal year 2014 salary.

•	Mr. Buck was granted options to purchase 470,000 shares of Common Stock, valued at $100,700 using the Black-Scholes Model. This was pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013 whereby the option grant was in lieu of receiving the first $106,000 of his fiscal year 2014 salary.

On December 10, 2012, the Board granted the following options to purchase the Company’s Common Stock under the 2012 Option Plan at an exercise price of $0.04718 per share which vested in increments of 12.5% at the beginning of each quarter starting with the date of grant.

•	Mr. Carpenter was granted fully vested options to purchase 25,000 shares of Common Stock, valued at $1,200, for his services on the Board of Directors prior to stepping down from the Board. Mr. Carpenter was also granted options to purchase 1,200,000 shares of Common Stock, valued at $56,600. The combined value of these options was $57,800.

•	Mr. Buck was granted options to purchase 1,400,000 shares of Common Stock, valued at $66,100.

The aggregate number of shares issuable upon exercise of options outstanding for the named executive officers at September 30, 2014 was: 1,825,631 shares for Mr. Carpenter, and 1,885,000 shares for Mr. Buck.

(3)	Relates to healthcare insurance premiums and Health Savings Account contributions paid on behalf of executive officers by the Company.

Narrative Disclosure to Summary Compensation Table

In connection with the November 28, 2012 closing of the Bridge Financing, the Company entered into Forfeiture and Exchange Agreements with its executive officers, George Carpenter and Paul Buck. Pursuant to these agreements, the executives agreed to waive receipt of and release the Company from the payment of 50% of their salaries accrued from August 31, 2010 to September 30, 2012 (amount waived was $56,250 for George Carpenter and $66,083 for Paul Buck), in consideration for which the Company agreed to issue to such executives a certain number of shares of its Common Stock: 56,250 for George Carpenter and 66,083 for Paul Buck). Any remaining accrued salary was to remain outstanding and be paid (i) from time to time at the discretion of the Board of Directors to the extent the Board of Directors determines that such payment would not jeopardize the ability of the Company to continue as a going concern; or (ii) upon the closing of any single financing transaction (including a single financing transaction that contemplates multiple closings) in which the Company receives proceeds of $5 million or more. Additionally, where applicable, the executives agreed to waive receipt of, and release the Company from, the payment of any previously approved bonus award. Under the agreements, the Company agreed to indemnify the executives for all federal and state income tax payable and actually paid by the executive related directly to the receipt of the Common Stock, the per share value of which was not expected to be more than the conversion price of the October 2012 Bridge Notes which was $0.04718 per share.

On December 10, 2012, the Board approved the amendment of the Company’s 2012 Omnibus Incentive Compensation Plan (the “2012 Option Plan”) to increase the shares authorized for issuance under the 2012 Option Plan from 333,334 shares to 5,500,000 shares. The Board also granted to each of the five former directors, which included George Carpenter, fully vested options to purchase 25,000 shares of its Common Stock pursuant to the 2012 Option Plan at an exercise price of $0.04718 per share. Finally, the Board granted to the Company’s executive officers options to purchase shares of its Common Stock pursuant to the 2012 Option Plan at an exercise price of $0.04718 per share as follows: George Carpenter 1,200,000 shares and Paul Buck 1,400,000 shares. These options vest in increments of 12.5% at the beginning of each quarter starting from the date of grant.

The 2012 Option Plan was approved by the Board on March 22, 2012, and was approved by the stockholders at the annual meeting on May 23, 2013.

On October 8, 2013, the Board granted to the Company’s two executive officers, Mr. Carpenter and Mr. Buck and two senior managers (combined “managers”) options to purchase shares of its Common Stock pursuant to the 2012 Option Plan, at an exercise price of $0.25 per share as follows: George Carpenter 435,000 shares, Paul Buck 470,000 shares, Stewart Navarre 385,000 shares and Brian MacDonald 310,000 shares. These options vest evenly over 12 months starting from the date of grant. The four managers had agreed to forego a portion of their salaries in fiscal year 2014 as follows: George Carpenter $98,000, Paul Buck $106,500, Stewart Navarre $83,600 and Brian MacDonald $66,700. These executive officers and managers were paid their salaries which had been earned and accrued during fiscal years 2013 and 2012. The accruals which were paid were equivalent to the fiscal year 2014 salaries that they had agreed to forego in lieu of receiving the options pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013.

Since the Company had limited cash and cash equivalent resources as of September 30, 2014 and 2013, no bonuses were paid or accrued for our executive officers during the fiscal years ended September 30, 2014 and 2013.

Please refer to the footnotes to the Summary Compensation Table for a description of the components of All Other Compensation received by the named executive officers.

The following are summaries of employment agreements that we have entered into with respect to our two named executive officers. These summaries include, where applicable, a description of all payments the Company is required to make to such named executive officers at, following or in connection with the resignation, retirement or other termination of such named executive officers, or a change in control of our company or a change in the responsibilities of such named executive officers following a change in control.

Employment Agreements

George Carpenter

On October 1, 2007, we entered into an employment agreement with George Carpenter pursuant to which Mr. Carpenter began serving as our President. During the period of his employment, Mr. Carpenter received a base salary of no less than $180,000 per annum, which was subject to upward adjustment at the discretion of the Chief Executive Officer or our Board of Directors. On March 3, 2010, the Board of Directors increased the annual base salary of Mr. Carpenter to $270,000, with the increase in salary having retroactive effect to January 1, 2010. In the event of a change of control transaction, a portion of Mr. Carpenter’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between option grant date and the date of the corporate transaction over the vesting period will automatically accelerate, and become fully vested. Mr. Carpenter is entitled to four weeks’ vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we offer our employees from time to time.

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

Paul Buck

On February 18, 2010, we entered into an employment agreement with Paul Buck pursuant to which Mr. Buck began serving as our Chief Financial Officer on an “at will” basis and was to be paid a salary of no less than $208,000 per annum, which is subject to upward adjustment at the discretion of the Chief Executive Officer or the Board of Directors of our company. In the event of a change of control transaction, a portion of Mr. Buck’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between option grant date and the date of the corporate transaction over the vesting period will automatically accelerate, and become fully vested. Mr. Buck is entitled to four weeks’ vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we offer our employees from time to time. As Mr. Buck’s employment is on an “at-will” basis, he may terminate his employment with us for any reason or for no reason. Similarly, we may terminate Mr. Buck’s employment with or without cause. If we terminate Mr. Buck’s employment without cause or Mr. Buck involuntarily terminates his employment with us, Mr. Buck shall be eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum upon termination. If Mr. Buck is terminated by us for cause, or if Mr. Buck voluntarily terminates his employment, he will not be entitled to any severance.

2006 Stock Incentive Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Option Plan”). On March 7, 2007, in connection with the closing of the merger transaction with CNS California, we assumed the CNS California stock option plan and all of the options granted under the plan at the same price and terms. Subsequently, we amended the 2006 Option Plan on March 3, 2010 to increase the number of shares of Common Stock reserved for issuance under the 2006 Option Plan from 333,334 to 666,667 shares and increased the limit on shares underlying awards granted within a calendar year to any eligible employee or director from 100,000 to 133,334 shares of Common Stock. The amendment was approved by our stockholders at the annual meeting held on April 27, 2010. The following is a summary of the 2006 Option Plan, as amended, which we use to provide equity compensation to employees, directors and consultants to our company.

The 2006 Option Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or nonstatutory stock options (NSO)), stock appreciation rights and stock unit grants and is administered by the Board of Directors. The option price for each share of stock subject to an option shall be (i) no less than the fair market value of a share of stock on the date the option is granted, if the option is an ISO, or (ii) no less than 85% of the fair market value of the stock on the date the option is granted, if the option is a NSO; provided, however, if the option is an ISO granted to an eligible employee who is a 10% stockholder, the option price for each share of stock subject to such ISO shall be no less than 110% of the fair market value of a share of stock on the date such ISO is granted. Stock options have a maximum term of ten years from the date of grant, except for ISOs granted to an eligible employee who is a 10% stockholder, in which case the maximum term is five years from the date of grant. ISOs may be granted only to eligible employees.

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

Originally, a total of 333,334 shares of Common Stock were reserved for issuance under the 2006 Option Plan. The 2006 Option Plan also originally provided that in any calendar year, no eligible employee or director shall be granted an award to purchase more than 100,000 shares of stock. On March 3, 2010, the Board of Directors approved an amendment to the 2006 Option Plan which increased the number of shares of Common Stock reserved for issuance under the 2006 Option Plan from 333,334 to 666,667 shares and increased the limit on shares underlying awards granted within a calendar year to any eligible employee or director from 100,000 to 133,334 shares of Common Stock. The amendment was approved by stockholders at the annual meeting held on April 27, 2010.

As of September 30, 2014, options to purchase 70,825 shares of Common Stock were exercised and there were options to purchase 501,924 shares of Common Stock and 6,132 restricted shares outstanding under the amended 2006 Option Plan, leaving 87,786 shares of Common Stock which have not been awarded. The 2006 Option Plan has been frozen and replaced by the 2012 Omnibus Incentive Compensation Plan.

2012 Omnibus Incentive Compensation Plan

On March 22, 2012, the CNS Response, Inc. 2012 Omnibus Incentive Compensation Plan (the “2012 Option Plan”), was approved by our Board of Directors and was approved by stockholders at the Company’s annual meeting held on May 23, 2013. The 2012 Option Plan replaced the Company’s abovementioned 2006 Option Plan. The 2012 Option Plan provides for the grant of options (including nonqualified options and incentive stock options), restricted stock, performance units, performance shares, deferred stock, restricted stock units, dividend equivalents, bonus shares and other stock-based awards to directors, officers, employees and/or consultants of the Company. The plan provides for the grant of awards pursuant to which up to 15,000,000 shares of our Common Stock may be issued.

On December 10, 2012, the Board approved the amendment of the Company’s 2012 Option Plan to increase the shares authorized for issuance under the 2012 Option Plan from 333,334 shares to 5,500,000 shares. Additionally, on March 26, 2013, the Board approved the amendment of the Company’s 2012 Option Plan to increase the shares authorized for issuance under the 2012 Option Plan from 5,500,000 shares to 15,000,000 shares.

On October 8, 2013, the Board granted to the Company’s two executive officers, Mr. Carpenter and Mr. Buck and two senior managers (combined “managers”) options to purchase shares of its Common Stock pursuant to the 2012 Omnibus Incentive Compensation Plan, as amended, at an exercise price of $0.25 per share as follows: George Carpenter 435,000 shares, Paul Buck 470,000 shares, Stewart Navarre 385,000 shares and Brian MacDonald 310,000 shares. These options vest evenly over 12 months starting from the date of grant. The four managers agreed to forego a portion of their salaries in fiscal year 2014 as follows: George Carpenter $98,000, Paul Buck $106,500, Stewart Navarre $83,600 and Brian MacDonald $66,700. These executive officers and managers will be paid out of the salaries which were earned and accrued during fiscal year 2013 and fiscal year 2012. The accruals to be paid out are equivalent to the fiscal year 2014 salaries that they have agreed to forego in lieu of receiving the options pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2014.

As of September 30, 2014, no options were exercised and options to purchase 11,915,575 shares of Common Stock were outstanding under the 2012 Option Plan, as amended, leaving 3,084,425 shares which are available to be awarded.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding options held by our named executive officers as of September 30, 2014.

	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
George Carpenter (1)
	435,000	-	0.25	October 8, 2023
	1,225,000	-	0.04718	December 10, 2022
	133,334	-	16.50	March 2, 2020
	32,297	-	26.70	October 1, 2017

Paul Buck (2)
	470,000	-	0.25	October 8, 2023
	1,400,000	-	0.04718	December 10, 2022
	15,000	-	16.50	March 2, 2020

(1)	On October 8, 2013, Mr. Carpenter was granted options to purchase 435,000 shares of Common Stock. The options are exercisable at $0.25 per share and vested evenly over 12 months starting from the date of grant. Mr. Carpenter agreed to forego $98,000 of his salary in fiscal year 2014 pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013. Mr. Carpenter was paid out of accrued salary earned, but not paid, during fiscal years 2013 and 2012. The accrued salary paid out was equivalent to the fiscal year 2014 salary that he had agreed to forego in lieu of receiving the options.

On December 10, 2012, Mr. Carpenter was granted options to purchase 1,200,000 shares of Common Stock. The options are exercisable at $0.04718 per share and vested in increments of 12.5% at the beginning of each quarter starting from the date of grant. Mr. Carpenter was also granted 25,000 fully vested shares of Common Stock for his prior services on the Board. These options are also exercisable at a price of $0.04718.

On March 3, 2010, Mr. Carpenter was granted options to purchase 133,334 shares of Common Stock. The options are exercisable at $16.50 per share and vested equally over 48 months starting on March 3, 2010.

On October 1, 2007 Mr. Carpenter was granted options to purchase 32,297 shares of Common Stock. The options are exercisable at an exercise price of $26.70 and vested as follows: 4,037 shares vested immediately with the remaining 28,260 shares vesting equally over 42 months commencing April 30, 2008.

(2)	On October 8, 2013, Mr. Buck was granted options to purchase 470,000 shares of Common Stock. The options are exercisable at $0.25 per share and vest evenly over 12 months starting from the date of grant. Mr. Buck agreed to forego $106,500 of his salary in fiscal year 2014 pursuant to the Employment Compensation Forfeiture and Exchange Agreement. Mr. Buck was paid out of accrued salary earned, but not paid, during fiscal years 2013 and 2012. The accrued salary was equivalent to the fiscal year 2014 salary that he agreed to forego in lieu of receiving the options.

On December 10, 2013, Mr. Buck was granted options to purchase 1,400,000 shares of Common Stock. The options are exercisable at $0.04718 per share and vested in increments of 12.5% at the beginning of each quarter starting from the date of grant.

On March 3, 2010, Mr. Buck was granted options to purchase 15,000 shares of Common Stock. The options are exercisable at $16.50 per share and vested equally over 48 months starting on March 3, 2010.

Director Compensation

During our fiscal year ended September 30, 2014, non-employee directors did not receive any cash or other compensation for their service on our Board of Directors or committees thereof.

Non-Employee Director Compensation

Name	Option Awards ($)	All Other Compensation ($)	Total ($)
John Pappajohn (1)	-	-	-
Zachary McAdoo (2)	-	-	-
Walter Schindler (3)	-	-	-
Thomas Tierney (4)	-	-	-
Robert Follman (5)	-	-	-
Richard Turner (6)	-	-	-
Andrew Sassine (7)	-	-	-

(1)	Mr. Pappajohn joined our Board on August 26, 2009. The aggregate number of option awards outstanding for Mr. Pappajohn at September 30, 2014 was 258,334. Of these 8,334 options have an exercise price of $16.50 per share and 250,000 options have an exercise price of $0.04718.

(2)	Mr. McAdoo joined our Board on November 21, 2011. The aggregate number of option awards outstanding for Mr. McAdoo at September 30, 2014 was 258,334. Of these 8,334 options have an exercise price of $3.00 per share and 250,000 options have an exercise price of $0.04718.

(3)	Mr. Schindler joined our Board on December 10, 2012. The aggregate number of option awards outstanding for Mr. Schindler at September 30, 2014 was 250,000 options with an exercise price of $0.04718.

(4)	Mr. Tierney joined our Board on February 25, 2013 and serves as its Chairman. The aggregate number of option awards outstanding for Mr. Tierney at September 30, 2014 was 500,000 of which 250,000 options have an exercise price of $0.04718 per share and 250,000 options have an exercise price of $0.25 per share.

(5)	Messrs. Follman, Sassine and Turner all joined our Board on February 25, 2013. Each has an aggregate number of option awards outstanding at September 30, 2014 of 250,000 options with an exercise price of $0.04718 per share.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial and other ownership of the shares of our Common Stock as of December 31, 2014:

•	Each person whom we know to be the beneficial owner of 5% or more of our outstanding Common Stock;
•	Each of our executive officers;
•	Each of our current directors; and
•	All of our executive officers and directors as a group.

As of December 31, 2014, 101,667,409 shares of our Common Stock were issued and outstanding. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. For purposes of such calculation, shares of our Common Stock subject to options, warrants and convertible promissory notes issued by us (and convertible interest on those notes) that are currently exercisable or convertible, or exercisable or convertible within sixty days of December 31, 2014, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible promissory notes, as applicable, for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o CNS Response, Inc., 85 Enterprise, Suite 410, Aliso Viejo, CA 92656.  There are no shares of any other class or series of stock issued and outstanding.

	Shares Beneficially Owned as of
	December 31, 2014
Name of Beneficial Owner	Number of Shares	Percentage of Shares
	Beneficially Owned	Outstanding
Executive Officers, Directors and Director Nominees:
George Carpenter (1) President and Chief Executive Officer	3,216,429	3.11%
Paul Buck (2) Chief Financial Officer and Secretary	2,569,867	2.48%
Thomas T. Tierney (3) Chairman of the Board of Directors	7,557,525	7.41%
John Pappajohn (4) Director	19,055,796	18.71%
Walter Schindler (5) Director	6,268,548	6.15%
Robert J. Follman (6) Director	6,678,814	6.56%
Andrew H. Sassine (7) Director	4,235,725	4.16%
Zachary McAdoo (8) Director	1,944,558	1.91%
Richard W. Turner (9) Director	187,504	*
Directors and officers as a group (9 persons) (10)	51,714,766	48.38%

Non-Director 5%+ Stockholders:
Mark & Jill Oman (11)	6,900,212	6.79%
SAIL Capital (5)	6,081,044	5.98%
Extuple Limited Partnership (12)	5,261,214	5.17%

   * Less than 1%

(1)	Consists of (a) 1,390,799 shares of Common Stock, and (b) 1,825,630 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. Carpenter has gifted 18,750 shares to his adult son. Such shares are not listed as beneficially owned by Mr. Carpenter in the table above. Mr. Carpenter, who has been our Chief Executive Officer since April 2009, also became our President on April 29, 2011.

(2)	Consists of (a) 684,867 shares of Common Stock, and (b) 1,885,000 shares of Common Stock issuable upon the exercise of vested and exercisable options. Prior to becoming an employee of our Company, Mr. Buck was a financial consultant to CNS Response, Inc.

(3)	Consists of (a) 7,203,349 shares of Common Stock, and (b) 354,176 shares of Common Stock issuable upon the exercise of vested and exercisable options. The shares of Common Stock are held in the name of the Thomas T. and Elizabeth C. Tierney Family Trust (the “Tierney Family Trust”) of which Mr. Tierney is a trustee. Not included in the table above, the Tierney Family Trust has also purchased $200,000 of September 2014 Notes which are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share. The address of Mr. Tierney is 2802 Dow Ave, Tustin, CA 92780. Mr. Tierney joined the board on February 25, 2013 and is the Chairman of the Board of Directors of the Company.

(4)	Consists of (a) 18,859,957 shares of Common Stock, (b) 195,839 shares of Common Stock issuable upon the exercise of vested and exercisable options. Not included in the table above, Mr. Pappajohn has also purchased $200,000 of September 2014 Notes which are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share. The address of John Pappajohn is 2116 Financial Center, Des Moines, IA 50309. Mr. Pappajohn joined the board on August 26, 2009.

(5)	Holdings for SAIL Capital Partners, consists of (a) 6,069,376 shares of Common Stock held by various SAIL entities as follows: 2,208,034 held by SAIL Holdings, LLC.; 2,553,897 held by SAIL Exit Partners, LLC.; 1,085,471 held by SVP II Xtreme Power Joint Venture L.P.; 181,974 are held by SAIL Venture Management, LLC., and 40,000 are held by SAIL Pre-Exit Acceleration fund, L.P. (b) 3,334 shares of Common Stock issuable upon the exercise of vested and exercisable warrants held by SAIL Venture Partners, L.P.; these warrants have a cashless exercise feature (c) 8,334 shares of Common Stock issuable upon the exercise of vested and exercisable options which were granted to David Jones and assigned to SAIL Venture Partners, L.P. and 187,504 shares of Common Stock issuable upon the exercise of vested and exercisable options granted to and held by Walter Schindler personally. Mr. Schindler holds sole voting and investment power over securities held by SAIL Holdings LLC. As the managing partner of SAIL Capital Partners, which is the general partner of the remaining SAIL entities, Mr. Schindler along with his fellow managing partner, Henry Habicht, holds voting and investment power over securities held by the remaining SAIL entities. The address of all SAIL entities and the individual managing members listed above is 3161 Michelson Drive, Suite 750, Irvine, CA 92612. Mr. Schindler joined the board on December 10, 2012.

(6)	Consists of (a) 6,491,310 shares of Common Stock held under the Declaration of Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 of which Mr. Follman is a trustee, (b) 187,504 shares of Common Stock issuable upon the exercise of vested and exercisable options. The address of Mr. Follman is 3207 West Pendleton, Santa Ana, California 92704. Mr. Follman joined the board on February 25, 2013.

(7)	Consists of (a) 4,048,221 shares of Common Stock, (b) 187,504 shares of Common Stock issuable upon the exercise of vested and exercisable options. The address of Mr. Sassine is P.O. Box 9826, Rancho Santa Fe, CA 92067. Mr. Sassine joined the board on February 25, 2013.

(8)	Consists of (a) 1,748,720 shares of Common Stock which are held by the Zanett Opportunity Fund, Ltd. a Bermuda corporation for which McAdoo Capital, Inc. is the investment manager. Mr. McAdoo is the president and owner of McAdoo Capital, Inc. (b) 195,838 shares of Common Stock issuable upon the exercise of vested and exercisable options. The address of Zachary McAdoo is 635 Madison Avenue, 15th Floor, New York, NY 10022. Mr. McAdoo joined the board on November 21, 2011.

(9)	Consists of (a) 187,504 shares of Common Stock issuable upon the exercise of vested and exercisable options. The address of Richard Turner is 9 Nomas Lane, Richmond, Virginia 23238. Dr. Turner joined the board on February 25, 2013.

(10)	Consists of (a) 46,496,599 shares of Common Stock, (b) 3.334 shares of Common Stock issuable upon the exercise of vested and exercisable warrants which have a cashless exercise feature, and (c) 5,214,833 shares of Common Stock issuable upon the exercise of vested and exercisable options.

(11)	Consists of (a) 6,900,212 shares of Common Stock of which 6,700,212 shares are held in the name of Mark Oman & Jill Oman, Tenants in Common and 200,000 shares are held by Mark & Jill Oman Enterprises, LLC. Not included in the table above, Oman Ventures LLC, of which Mr. Oman is the President, has also purchased $200,000 of September 2014 Notes which are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share. The address of Mr. & Mrs. Oman is 1588 Burr Oaks Dr. West Des Moines, IA 50266.

(12)	Consists of (a) 5,261,214 shares of Common Stock held by Extuple Limited Partnership of which Mr. Philip Deck is the managing partner. Extuple Limited Partnership is located at 170 University Ave, Suite 200, Toronto, Ontario, M5H 3B3.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)

2006 Equity compensation plan approved by security holders	501,924	$18.29	-	(1)
2012 Equity compensation plan approved by security holders	11,915,575	$0.11	3,084,425	(2)
Equity compensation plans not approved by security holders	-	$-	-
Total	12,417,499	$0.84	3,084,425

(1)   The 2006 Stock Incentive Plan, as amended, has been frozen and replaced by the 2012 Option Plan.

(2)   On May 23, 2013, the Company’s 2012 Omnibus Incentive Compensation Plan (as amended, the “2012 Option Plan”) was approved by stockholders at the annual meeting.

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

On August 12, 2013, all of the holders of $1.00 convertible notes (“$1 Note(s)”) (see Note 4 above) converted $1 Note(s) in the aggregate principal amount of $6,363,900, plus $1,359,400 in accrued interest thereon, into shares of Common Stock at the price of $0.25 per share. The conversion followed an amendment of the Notes to permit a temporary reduction in the conversion price from $1.00 per share to $0.25 per share. All $1 Note holders consented to the amendment and converted their Notes and interest thereon at a conversion price of $0.25 per share of Common Stock with the resultant issuance of 30,893,419 shares. The $1 Note holders included four affiliates of the Company:

•	Mr. Pappajohn, a Director of the Company, converted six notes with an aggregate principal amount of $1,511,700, plus $317,900 of interest thereon, into 7,318,229 shares of Common Stock;
•	Mr. Sassine, a Director of the Company, converted two notes with an aggregate principal amount of $700,000, plus $174,600 of interest thereon, into 3,498,200 shares of Common Stock;
•	Mr. McAdoo, a Director of the Company, converted three notes held by the Zanett Opportunity Fund, Ltd., of which he is the President, with an aggregate principal amount of $380,000, plus $57,200 of interest thereon, into 1,748,720 shares of Common Stock;
•	Mr. Buck, the Chief Financial Officer and Secretary of the Company, converted one note with a principal amount of $75,000, plus $14,900 of interest thereon, into 359,450 shares of Common Stock.

On October 8, 2013, the Board granted to the Company’s two executive officers and two senior managers (collectively, the “Managers”) options to purchase shares of its Common Stock pursuant to the 2012 Option Plan at an exercise price of $0.25 per share as follows: George Carpenter 435,000 shares, Paul Buck 470,000 shares, Stewart Navarre 385,000 shares and Brian MacDonald 310,000 shares. These options vest pro-rata over 12 months starting from the date of grant. Pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013, the Managers agreed to forego a portion of their salaries in fiscal year 2014 as follows: George Carpenter $98,000, Paul Buck $106,500, Stewart Navarre $83,600 and Brian MacDonald $66,700. These Managers were paid out of the salaries earned and accrued during fiscal years 2012 and 2013. The accruals to be paid out were equivalent to the fiscal year 2014 salaries that each of the Managers agreed to forego in lieu of receiving options.

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

Transactions with Walter L. Schindler, Director

Mr. Schindler is a Director and the Managing Partner of SAIL Capital Partners which is the general partner of all the SAIL entities except for SAIL Holding, LLC which is controlled directly by Mr. Schindler. On August 17, 2012, the Company issued an October 2012 Note in the aggregate principal amount of $100,000 to SAIL Holdings, LLC in exchange for cash. On October 26, 2012 the Company issued three additional October 2012 Notes for the aggregate amount of $90,000 in exchange for cash to the following SAIL entities: SAIL 2010 Co-Investment Partners, LP, $20,000; SAIL 2011 Co-Investment Partners, LP, $20,000; SAIL Venture Partners II, LP $50,000.

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

On July 11, 2014, SAIL Pre-Exit Acceleration fund, L.P., an entity managed by Mr. Schindler, entered into a subscription agreement to purchase 40,000 shares of Common Stock at $0.25 per share for which the Company received gross cash proceeds of $10,000.

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

On September 22, 2014, the Tierney Family Trust purchased $200,000 of September 2014 Notes which are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share. The Tierney Family Trust purchased a further $100,000 September 2014 Note on January 8, 2015.

Transactions with Robert J. Follman, Director

On October 19, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to the Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (the “Follman Trust”), an accredited investor, of which Robert J. Follman is a trustee. As of February 25, 2013, Mr. Follman was empanelled as a Director of the Company. On June 14, 2013, the Follman Trust converted their October 2012 Note and interest thereon into 4,491,310 shares of Common Stock at a conversion price $0.04718 per share.

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

Transactions with Andrew Sassine, Director

On November 28, 2012, we issued an additional October 2012 Note in the principal amount of $25,000 to Mr. Sassine in exchange for cash. On February 25, 2013, Mr. Sassine was empanelled as a Director of the Company. On April 30, 2013, Mr. Sassine converted his October 2012 Note and interest thereon into 550,021 shares of Common Stock at a conversion price $0.04718 per share.

Transactions with George Carpenter, President and Chief Executive Officer

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

Transactions with Paul Buck, Chief Financial Officer and Secretary

Mr. Buck has made multiple additional investments pursuant to a series of subscription agreements all of which were the result of private placements of unregistered stock at $0.25 per share. On February 22 and August 28 of 2013, Mr. Buck made two investments $12,500 each for an aggregate 100,000 shares of Common Stock at $0.25 per share pursuant to a subscription agreements for which the Company received gross cash proceeds of $25,000.

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

Transactions with Extuple Limited Partnership, Greater than 5% Stockholder

On October 25, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to Extuple Limited Partnership (“Extuple”), an accredited investor, of which Philip Deck is the managing partner. On June 14, 2013, Extuple converted $50,000 of their October 2012 Note and interest thereon into 1,121,237 shares of Common Stock at a conversion price $0.04718 per share. On September 30, 2013, Extuple converted the remaining $150,000 of their October 2012 Note and interest thereon into 3,449,555 shares of Common Stock at a conversion price $0.04718 per share.

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

On June 11, 2013, the Omans invested an additional $250,000 for an aggregate of 1,000,000 shares of Common Stock at a price of $0.25 per share pursuant to a subscription agreement. The Company received gross cash proceeds of $250,000. Of the issued shares, 800,000 shares are held and their own name and 200,000 shares are held in the name of an entity which they control.

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

ITEM 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Anton & Chia, LLP, and Cacciamatta Accountancy Corporation prior to their merger, for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2014 and 2013 were $110,000 and $110,000, respectively.

Audit-Related Fees

Anton & Chia, LLP, and Cacciamatta Accountancy Corporation prior to their merger, billed us $1,200 and $0 in fees for assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2014 and 2013, respectively.

Tax Fees

The aggregate fees billed by Anton & Chia, LLP, and Cacciamatta Accountancy Corporation prior to their merger, for professional services rendered for tax compliance, tax advice, and tax planning during our fiscal years ending September 30, 2014, and September 30, 2013, were $11,900 and $10,000 respectively.

All Other Fees

None.

Audit Committee Policies and Procedures

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. During each of the fiscal years ended September 30, 2014 and 2013, respectively, our Audit Committee pre-approved 100% of the audit and tax services described above.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS RESPONSE, INC.

By:	/s/ George Carpenter
George Carpenter
Chief Executive Officer

Date: January 23, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

