Form 10-Q
period 2014-12-31
CNS RESPONSE, INC.
filed 2015-02-13
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

Yes ☐                                        No ☒

As of February 13, 2014, the issuer had 101,667,409 shares of common stock, par value $.001 per share, issued and outstanding.

CNS RESPONSE, INC.

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended December 31,
	2014	2013
REVENUES
Neurometric Services	$22,700	$45,000

OPERATING EXPENSES:
Cost of Neurometric Service revenues	1,100	37,600
Research	23,800	31,700
Product development	245,500	326,600
Sales and marketing	89,700	91,500
General and administrative	441,800	521,500

Total operating expenses	801,900	1,008,900

OPERATING LOSS	(779,200)	(963,900)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(51,400)	(1,000)
Gain on extinguishment of debt	-	1,105,200
Loss on derivative liabilities	(39,900)	-
Total other income (expense)	(91,300)	1,104,200
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(870,500)	140,300
Provision for income taxes	3,200	1,600
INCOME (LOSS) FROM CONTINUING OPERATIONS	(873,700)	138,700
Loss from discontinued operations	(900)	(3,600)
NET INCOME (LOSS)	$(874,600)	$135,100
BASIC INCOME (LOSS) PER SHARE
From continuing operations	$(0.01)	$0.00
From discontinued operations	(0.00)	(0.00)
Combined Net Income (Loss)	$(0.01)	$0.00
DILUTED INCOME (LOSS) PER SHARE
From continuing operations	$(0.01)	$0.00
From discontinued operations	(0.00)	(0.00)
Combined Net Income (Loss)	$(0.01)	$0.00
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	101,667,409	95,047,482
Diluted	101,667,409	107,847,965

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited As at December 31,	As at September 30,
	2014	2014
ASSETS
CURRENT ASSETS:
Cash	$445,700	$1,240,600
Accounts receivable (net of allowance for doubtful accounts of $1,200 and $1,200 as of December 31, 2014 and September 30, 2014 respectively)	9,000	9,300
Prepaids and other assets	26,600	58,200
Total current assets	481,300	1,308,100
Furniture and equipment, net	7,000	8,700
Other assets	18,800	19,300
TOTAL ASSETS	$507,100	$1,336,100

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable (including $41,200 and $41,300 to related parties as of December 31, 2014 and September 30, 2014 respectively)	$774,100	$868,900
Accrued liabilities	2,900	26,200
Accrued compensation (including $73,500 and $71,700 to related parties as of December 31, 2014 and September 30, 2014 respectively)	341,900	342,000
Deferred revenue - grant funds	45,900	45,900
Derivative liability	193,000	153,100
Current portion of capital lease	3,300	3,500
Liabilities of discontinued operation	167,600	177,200
Total current liabilities	1,528,700	1,616,800

LONG-TERM LIABILITIES
Secured convertible debt (net of discounts $144,300 and $174,200 as of December 31, 2014 and September 30, 2014 respectively)	1,505,700	1,475,800
Accrued interest	23,300	2,600
Capital lease	1,500	2,500
Total long-term liabilities	1,530,500	1,480,900
TOTAL LIABILITIES	3,059,200	3,097,700
STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value; authorized 180,000,000 shares and issued and outstanding 101,667,409 shares as of December 31, 2014 and September 30, 2014.	101,700	101,700
Additional paid-in capital	57,434,300	57,350,200
Accumulated deficit	(60,088,100)	(59,213,500)
Total stockholders' deficit	(2,552,100)	(1,761,600)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$507,100	$1,336,100

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended December 31,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(874,600)	$135,100
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net loss from discontinued operations	900	3,600
Depreciation and amortization	2,200	2,800
Amortization of discount on bridge notes issued	29,900	-
Loss on derivative liability valuation	39,900	-
Stock-based compensation	62,500	364,000
Gain on extinguishment of debt	-	(1,105,200)
Non-cash interest expense	20,700	-
Valuation of warrants – investor relations	21,600	-
Changes in operating assets and liabilities
Accounts receivable	300	8,200
Prepaids and other	31,600	31,000
Accounts payable and accrued liabilities	(118,100)	(244,200)
Deferred compensation	(100)	(251,500)
Net cash used in operating activities	(783,200)	(1,056,200)
FINANCING ACTIVITIES:
Repayment of a capital lease	(1,200)	(1,700)
Net proceeds from purchase of common stock	-	466,000
Net cash (used in) provided by financing activities	(1,200)	464,300
Net cash used in continuing operations	(784,400)	(591,900)
DISCONTINUED OPERATIONS
Net Cash used in discontinued operations	(10,500)	(18,700)
NET DECREASE IN CASH	(794,900)	(610,600)
Cash – beginning of period	1,240,600	1,273,600
Cash – end of period	445,700	$663,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$900	$1,000
Income taxes	$3,200	$1,600
Non-cash financing activities:
Shares issued for accounts payable	$-	$361,600

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid-in	Accumulated
For three months ended December 31, 2014	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2014 (Audited)	101,667,409	$101,700	$57,350,200	$(59,213,500)	$(1,761,600)
Stock-based compensation	-	-	62,500	-	62,500
Warrant Valuation – Investor Relations	-	-	21,600	-	21,600
Net loss for the three months ended December 31, 2014	-	-	-	(874,600)	(874,600)
Balance at December 31, 2014	101,667,409	$101,700	$57,434,300	$(60,088,100)	$(2,552,100)

	Common Stock		Additional Paid-in	Accumulated
For three months ended December 31, 2013	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2013 (Audited)	92,716,562	$92,700	$54,298,000	$(56,550,700)	(2,160,000)
Stock-based compensation	-	-	364,000	-	364,000
Stock issued for private placement shares purchases	1,900,000	1,900	464,100	-	466,000
Stock issued in lieu of cash to creditors	1,446,380	1,500	360,100	-	361,600
Net income for the three months ended December 31, 2013	-	-	-	135,100	135,100
Balance at December 31, 2013	96,062,942	$96,100	$55,486,200	$(56,415,600)	$(833,300)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

The Company is a cloud-based predictive analytics company that provides objective clinical decision support to mental healthcare providers for the treatment of behavioral disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder ("PTSD"). The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry ("PEER") Reports to predict the likelihood of response by an individual to certain medications for the treatment of behavioral disorders. In April 2013, the Company commenced a reimbursed clinical trial at Walter Reed National Military Medical Center ("Walter Reed") and Fort Belvoir Community Hospital ("Fort Belvoir") (collectively, the "Walter Reed PEER Trial") using its neurometric platform to provide PEER Reports to military psychiatrists treating patients primarily for depression with various comorbidities, including PTSD and mild traumatic brain injury ("mTBI"). In April 2014, based on an interim analysis of less than 10% of the planned clinical trial enrollees, statistically significant results were achieved for ten of the twelve endpoints of the Walter Reed PEER Trial. We are awaiting further data to determine achievement of our primary endpoint. In May 2014, following the interim analysis, the Walter Reed Institutional Review Board (the "Walter Reed IRB") suspended enrollment of new patients in order to conduct an internal review. We expect to recommence enrollment of the Walter Reed PEER Trial in 2015 which will provide additional information to demonstrate the clinical and economic utility of our neurometric platform.

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

To date, the Company has financed its cash requirements primarily from debt and equity financings.  The Company will need to raise additional funds immediately to continue its operations and to raise substantial additional funds before the Company can increase demand for its PEER Online services. Until it can generate a sufficient amount of revenues to finance its cash requirements, which it may never do, the Company has to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Annual Report on Form 10-K.  The Company continues to explore additional sources of capital but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries CNS California and NTC. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of December 31, 2014 and our operating results, cash flows, and changes in stockholders’ deficit for the interim periods presented. The September 30, 2014 balance sheet was derived from our audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended September 30, 2014 which are included in our current report on Form 10-K, filed with the Securities and Exchange Commission on December 29, 2014.

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

The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2015.

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At December 31, 2014 cash exceeded the federally insured limit by $195,700.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2014, the Company’s only derivative financial instrument were a series of convertible notes with a “reset” and “dilutive issuance” clause within the notes relating to the conversion price from dilutive share issuance. See Notes 4 & 5.

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

The Company used Level 2 inputs for its valuation methodology for the conversion option liability in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

December 31, 2014
Annual dividend yield	-
Expected life (years)	0.5
Risk-free interest rate	0.12%
Expected volatility	64%

	Carrying Value	Fair Value Measurements at
	As of	December 31, 2014
	December 31,	Using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Liabilities
Secured Convertible Debt	1,505,700	-	1,650,000	-
Conversion option liability	193,000		193,000
Total	$1,698,700	$-	$1,843,000	$-

For the three months ending December 31, 2014 the Company recognized a loss of $39,900 on the change in fair value of derivative liabilities.  For the three months ending December 31, 2013 the Company had no derivative liabilities or change in fair valuation thereon.  As at December 31, 2014 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection.

Furniture and Equipment

Fixed assets, which are recorded at cost, consist of office furniture and equipment and are depreciated over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be from 3 to 5 years.  Depreciation for the three months ended December 31, 2014 and 2013 was $2,200 and $2,800 respectively.  Accumulated depreciation at December 31, 2014 and 2013 was $70,700 and $63,100 respectively.

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

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the three months ended December 31, 2014 and 2013.

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

Accounts Payable

This consists of trade payables of which $462,800 is for legal services.

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

Deferred Revenue

Deferred revenue represents revenue collected but not earned as of December 31, 2014. This represents a philanthropic grant for the payment of PEER Reports ordered for the Walter Reed clinical trial during calendar 2014, which are otherwise not paid for by Walter Reed or Fort Belvoir. These deferred revenue grant funds as of December 31, 2014, are $45,900. As of December 31, 2013 there was no deferred revenue balance.

Revenues

The Company recognizes revenue on services, being the delivery of PEER Reports to medical providers, in accordance with the Financial Accounting Standards Board (“FASB”) ASC No. 605, “Revenue Recognition.”  In all cases, revenue is recognized when we have persuasive evidence of an arrangement, a determinable fee, when collection is considered to be reasonably assured and the services are delivered.

Research and Development Expenses

The Company charges all research and development expenses to operations as incurred.

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the three months ended December 31, 2014 we had advertising expenses of $18,200; for the three months ended December 31, 2013 we had no advertising expenses.

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

Comprehensive Income (Loss)

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the three months December 31, 2014 and 2013.

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

In November 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-17 Business Combinations (topic 805)- Pushdown Accounting. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. . The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

In November 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-16 Derivatives and Hedging (Topic 815) Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. Entities commonly raise capital by issuing different classes of shares, including preferred stock, that entitle the holders to certain preferences and rights over the other shareholders. The specific terms of those shares may include conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences, among other features. One or more of those features may meet the definition of a derivative under generally accepted accounting principles (GAAP). Shares that include such embedded derivative features are referred to as hybrid financial instruments. For hybrid financial instruments issued in the form of a share, an entity (an issuer or an investor) should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. That is, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

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

Summary Financial Data of Discontinued Operations:

Revenues, income before income taxes and net loss of NTC which are included in discontinued operations are as follows:

	Three Months ended December 31,
	2014	2013
Neuro-Therapy Clinic
Revenues	$-	$-
Expenses	900	3,600
Operating Loss before taxes	$(900)	$(3,600)
Taxes	-	-
Net Loss	$(900)	$(3,600)

The assets and liabilities of NTC are as follows:

	(Unaudited) December 31,	September 30,
	2014	2014
ASSETS:
Assets of Discontinued Operations	$-	$-

LIABILITIES:
Accounts Payable	$86,600	$86,600
Accrued Payroll Liabilities	80,900	90,600
Liabilities of Discontinued Operations	$167,500	$177,200

4.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

Starting September 22, 2014, through September 29, 2014, the Company entered into a new Note Purchase Agreement (the “Note Purchase Agreement”) in connection with a bridge financing, with seven accredited investors, including lead investor RSJ Private Equity (“RSJ PE”).  Pursuant to the Note Purchase Agreement, the Company issued seven secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $1.65 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: The Tierney Family Trust, of which the Company’s Chairman of the Board, Thomas Tierney, is a trustee, purchased a September 2014 Note for $200,000; the Company’s Director, John Pappajohn, purchased a September 2014 Note for $200,000; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000.

		As of December 31, 2014
Note Type and Investor	Due Date	Balance ($)	Discount ($)	Carrying Value ($)
Senior Secured 5% Notes Convertible at $0.25 (the “September 2014 Notes”)

RSJ Private Equity	03/21/2016	$750,000	$(56,200)	$693,800
4 Accredited Investors	03/21/2016	300,000	(24,200)	275,800
John Pappajohn	03/21/2016	200,000	(21,300)	178,700
Tierney Family Trust	03/21/2016	200,000	(21,300)	178,700
Oman Ventures	03/21/2016	200,000	(21,300)	178,700
Total Secured Convertible Promissory (September 2014) Notes		$1,650,000	$(144,300)	$1,505,700

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

During September 2014, the Company raised $1.65 million in a private placement of secured convertible debt at $0.25 per share of Common Stock. This debt instrument also has a ratchet whereby the conversion price of $0.25 per share can be reduced to a minimum of $0.10 per share (see Note 4). The inclusion of this ratchet requires the determination of the fair market carrying value. At issuance, the note discount and derivative liability using the Black-Scholes model was $179,200. Upon subsequent revaluations the derivative liability value was $153,100 and $193,000 as at September 30, 2014 and December 31, 2014 with a resultant $26,100 gain from derivative liabilities being booked to other income for the year ended September 30, 2014, and a loss of $39,900 being booked to other income for the three months ended December 31, 2014. As there were no derivative liabilities, we had no change in valuation for the three months ended December 31, 2013.

The Black-Scholes option-pricing model with the following assumption inputs:

December 31, 2014
Annual dividend yield	-
Expected life (years)	0.5
Risk-free interest rate	0.12%
Expected volatility	64.17%

6.	STOCKHOLDERS’ DEFICIT

Common and Preferred Stock

As of December 31, 2014, the Company is authorized to issue 195,000,000 shares of stock of which 180,000,000 are Common Stock at par value of $0.001 per share; the remaining 15,000,000 shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board is expressly authorized to provide, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

As of December 31, 2014, 101,667,409 shares of Common Stock were issued and outstanding. No shares of preferred stock were issued or outstanding.

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

On March 22, 2012, our Board approved the CNS Response, Inc. 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”), reserved 333,334 shares of stock for issuance and on December 10, 2012, the Board approved the amendment of the 2012 Plan to increase the shares authorized for issuance from 333,334 shares to 5,500,000 shares. On March 26, 2013, the Board further approved the amendment of the 2012 Plan to increase the shares authorized for issuance from 5,500,000 shares to 15,000,000 shares. The 2012 Plan, as amended, was approved by our stockholders at the 2013 annual meeting held on May 23, 2013.

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

On July 31, 2014, the Board granted 425,000 options to purchase shares of its Common Stock pursuant to the 2012 Plan, at an exercise price of $0.26 per share to select consultants. These options vest evenly over 36 months starting on the date of grant.

As of December 31, 2014, 70,825 options had been exercised and 501,924 options and 6,132 restricted shares were outstanding under the amended 2006 Plan leaving 87,786 shares which will never be issued as the 2006 Plan is frozen. Options to purchase 11,915,575 shares of Common Stock have been issued under the 2012 Plan, none of which have been exercised, leaving 3,084,425 options available for issuance.

Stock-based compensation expense is recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three months and three months ended December 31, 2014 and 2013 is as follows:

	For the three months ended December 31,
	2014	2013
Cost of Neurometric Services revenues	$-	$2,900
Research	10,400	25,700
Product Development	18,500	71,200
Sales and marketing	9,900	26,300
General and administrative	23,700	237,900
Total	$62,500	$364,000

Total unrecognized compensation as of December 31, 2014 amounted to $297,803.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2014	12,417,499	$0.84
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2014	12,417,499	$0.84

Following is a summary of the status of options outstanding at December 31, 2014:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price

$0.04718	8,920,300	10 years	$0.04718
$0.25	2,527,605	10 years	0.25
$0.26	425,000	10 years	0.26
$3.00	42,670	10 years	3.00
$3.60	28,648	10 years	3.60
$3.96	32,928	10 years	3.96
$9.00	4,525	10 years	9.00
$12.00	28,535	10 years	12.00
$14.10	10,000	10 years	14.10
$15.30	1,373	10 years	15.30
$16.50	262,441	10 years	16.50
$17.70	953	10 years	17.70
$24.00	4,667	10 years	24.00
$26.70	32,297	10 years	26.70
$28.80	11,767	10 years	28.80
$32.70	83,790	10 years	32.70
Total	12,417,499		$0.84

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

Warrants to Purchase Common Stock

 The warrant activity for the period starting October 1, 2013, through December 31, 2014, is described as follows:

Warrants	Exercise Price		Issued, Surrendered or Expired in Connection With:
1,497,556	$		Warrants outstanding at October 1, 2013
120,000		0.275	Warrants issued to Monarch Capital who acted as placement agents in raising $300,000 from 11 accredited investors who purchased restricted common stock, par value $0.001 per share, in a private placement agreements dated October 2, 2013 and January 8, 2014.
32,200		0.25	Warrants issued to D&D Securities Inc. who acted as placement agents in raising $115,000 from three accredited investors who purchased restricted common stock, par value $0.001 per share, in a private placement agreement dated January 8, 2014.
(519,288)		0.04718	Warrants exercised as of January 29, 2013.
(89,021)		0.04718	Warrants exercised as of June 20, 2014.
(226,703)		$9.00 to $9.90	Warrants expired
814,744		$3.07	Warrants outstanding at September 30, 2014
200,000		0.25	Warrants issued to RedChip Companies Inc. which is providing investor relations services
(226,020)		$9.00 to $9.90	Warrants expired
788,724		0.61	Warrants outstanding at December 31, 2014

At December 31, 2014, there were warrants outstanding to purchase 788,724 shares of the Company’s common stock. The exercise price of the outstanding warrants range from $0.04718 to $9.90 with a weighted average exercise price of $0.61.  The warrants expire at various times starting 2015 through 2019.

7.	RELATED PARTY TRANSACTIONS

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

Transactions with John Pappajohn, Director

On September 22, 2014, Mr. Pappajohn purchased a September 2014 Note for $200,000. The September 2014 Notes are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share.

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

Transactions with Thomas T. Tierney, Chairman of the Board

The Thomas T. and Elizabeth C. Tierney Family Trust (the “Tierney Family Trust”), of which our Chairman, Mr. Tierney, is a trustee, has made multiple additional investments pursuant to a series of subscription agreements all of which were the result of private placements of unregistered stock at $0.25 per share. All individual transactions were in tranches of $100,000 for the purchase of 400,000 shares and the Company received gross cash proceeds of $100,000 on each occasion. Since October 1, 2013, transactions occurred on the following dates: January 13, February 12 and July 8, of 2014. In aggregate the Tierney Family Trust has purchased 1,200,000 shares at $0.25 per share for $300,000 gross cash proceeds to the Company.

On September 22, 2014, the Tierney Family Trust purchased a September 2014 Note for $200,000. The September 2014 Notes are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share.

Transactions with Robert J. Follman, Director

The Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (the “Follman Trust”), of which our Director Mr. Follman is a trustee, has made multiple additional investments pursuant to a series of subscription agreements all of which were the result of private placements of unregistered stock at $0.25 per share. All individual transactions were in tranches of $100,000 for the purchase of 400,000 shares and the Company received gross cash proceeds of $100,000 on each occasion. Since October 1, 2013, transactions occurred on the following dates: January 17, February 14 and July 8 of 2014. In aggregate the Follman Trust has purchased 1,200,000 shares at $0.25 per share for $300,000 gross cash proceeds to the Company.

Transactions with George Carpenter, Chief Executive Officer

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates, an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. For the period from May 1, 2013 through to December 31, 2014, we have paid $185,000 to Decision Calculus Associates and have an accounts payable balance of a further $15,000.

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

Transactions with Mark and Jill Oman, Greater than 5% Stockholder

On September 22, 2014, Oman Ventures LLC, of which Mr. Oman, a greater than 5% stockholder is the President, purchased $200,000 of September 2014 Notes which are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share.

8.	LOSS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three month period ended December 31, 2014 and 2013, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months ended December 31, 2014 and 2013 is as follows:

	Three months ended December 31,
	2014	2013
Net income (loss) for computation of basic net loss per share:
From continuing operations	$(873,700)	$138,700
From discontinued operations	$(900)	$(3,600)
Net income (loss)	$(874,600)	$135,100
Basic net income (loss) per share:
From continuing operations	$(0.01)	$0.00
From discontinued operations	$(0.00)	$(0.00)
Basic net income (loss) per share	$(0.01)	$0.00
Net income (loss) for computation of dilutive net loss per share:
From continuing operations	$(873,700)	$138,700
From discontinued operations	$(900)	$(3,600)
Net income (loss)	$(874,600)	$135,100
Diluted net income (loss) per share:
From continuing operations	$(0.01)	$0.00
From discontinued operations	$(0.00)	$(0.00)
Basic net income (loss) per share	$(0.01)	$0.00

Basic weighted average shares outstanding	101,667,409	95,047,482
Dilutive common equivalent shares	-	12,800,483
Diluted weighted average common shares	101,667,409	107,847,965

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	1,650,000	-
Warrants	939,404	-
Options	12,417,499	-

9.	COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company incurred rent expense from continuing operations of $12,200 and $8,300 for the three months ended December 31, 2014 and 2013, respectively.

On April 24, 2013, we entered into a financial lease to acquire additional EEG equipment costing $8,900. The term of the lease is 36 months ending May 2016 with a monthly payment of $325. As of December 31, 2014 the remaining lease obligation is $4,800: being $3,100, $1,700 for fiscal years 2015 and 2016 respectively.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating Lease Obligations	$54,300	$49,800	$4,500	-	-
Capital Lease Obligations	4,800	3,300	1,500	-	-
Total	$59,100	$53,100	$6,000	-	-

10.	SUBSEQUENT EVENTS

Events subsequent to December 31, 2014 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  The following events have occurred since December 31, 2014.

On January 8, 2015, the Tierney Family Trust purchased a second September 2014 Note for $100,000. The September 2014 Notes are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share.

On January 8, 2015, the Board granted an option to purchase 250,000 shares of its Common Stock pursuant to the 2012 Plan, at an exercise price of $0.25 per share to a consultant. The option vesting is contingent upon the achievement of agreed upon goals.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2014 and presumes that readers have access to, and will have read, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. (“CNS,” “we,” “us,” “our,” or the “Company”) for the three months ended December 31, 2014 and 2013. Except for historical information, the matters discussed in this management's discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our inability to raise additional funds to support operations and capital expenditures;
•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;
•	our inability to successfully compete against existing and future competitors;
•	our inability to manage and maintain the growth of our business;
•	our inability to protect our intellectual property rights; and
•	other factors discussed under the headings “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year ended September 30, 2014 and this Quarterly Report on Form 10-Q.

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

Overview

CNS Response, Inc. is a cloud-based predictive analytics company that provides objective clinical decision support to mental healthcare providers for the treatment of behavioral disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder ("PTSD"). The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry ("PEER") Reports to predict the likelihood of response by an individual to certain medications for the treatment of behavioral disorders. In April 2013, the Company commenced a reimbursed clinical trial at Walter Reed National Military Medical Center ("Walter Reed") and Fort Belvoir Community Hospital ("Fort Belvoir") (collectively, the "Walter Reed PEER Trial") using its neurometric platform to provide PEER Reports to military psychiatrists treating patients primarily for depression with various comorbidities, including PTSD and mild traumatic brain injury ("mTBI"). In April 2014, based on an interim analysis of less than 10% of the planned clinical trial enrollees, statistically significant results were achieved for ten of the twelve endpoints of the Walter Reed PEER Trial. We are awaiting further data to determine achievement of our primary endpoint. In May 2014, following the interim analysis, the Walter Reed Institutional Review Board (the "Walter Reed IRB") suspended enrollment of new patients in order to conduct an internal review. We expect to recommence enrollment of the Walter Reed PEER Trial in 2015, which will provide additional information to demonstrate the clinical and economic utility of our neurometric platform.

Working Capital

We are unable to pay all our obligations as they become due and we are in arrears on paying certain of our creditors.  If we are not able to raise additional funds within the next few months and reach accommodations with certain of our creditors, we will likely be required to cease our operations.

Since our inception, we have generated significant net losses. As of December 31, 2014 and 2013 we had an accumulated deficit of approximately $60.1 million and $56.4 million respectively. We incurred operating losses of $779,200 and $963,900 for the three months ended December 2014 and 2013 respectively; and incurred a net loss of $874,600 for the three months ended December 31, 2014, versus a net income of $135,100 for the same period in the prior year. The prior year’s net income was largely due to a $1.1 million gain on extinguishment of debt.

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

As of December 31, 2014, our current liabilities of approximately $1.5 million exceeded our current assets of approximately $0.5 million by approximately $1.0 million and, assuming we are able to continue our operations, our net losses will continue for the foreseeable future.  During fiscal year 2014 we were successful in raising a net $3.34 million of which $1.69 million was in the private placement of equity at $0.25 per share of common stock, par value $0.001 per share (“Common Stock”) and $1.65 million was in the private placement of secured convertible debt at $0.25 per share. We will need additional funding to complete our clinical trial at Walter Reed, Fort Belvoir and other military and VA locations, if any. Additional funding will be needed before we can significantly increase the demand for our PEER Online services.

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

In April 2013, the Company commenced the Walter Reed PEER Trial at Walter Reed and Fort Belvoir Community Hospital using its neurometric platform to provide PEER Reports to military psychiatrists treating patients primarily for depression with various comorbidities, including PTSD and mild traumatic brain injury ("mTBI"). In April 2014, based on an interim analysis of less than 10% of the planned clinical trial enrollees, statistically significant results were achieved for ten of the twelve endpoints of the Walter Reed PEER Trial. In May 2014, following the interim analysis, the Walter Reed Institutional Review Board (the "Walter Reed IRB”) suspended enrollment of new patients into the study in order to conduct an internal review. In December 2014, the review was completed and the protocol, with minor amendments, was resubmitted by the interim Principal Investigator to the Walter Reed IRB for approval. We expect enrollment into the Walter Reed PEER Trial to recommence once the amended protocol is approved by the IRB. We believe such approval will be given in the first quarter of calendar 2015, although we cannot be assured of this. Communication with the leadership of Walter Reed and Fort Belvoir encompass the roles, responsibilities and lines of communication in conducting the Walter Reed PEER Trial. The leadership has expressed their interest in participating in the trial and, if clinical utility is demonstrated, the significant potential impact that the PEER Interactive technology can have in the treatment of depression. The leadership has also committed to devote time and attention to the trial to make it a successful endeavor.

On July 10, 2014, CNS Response, Inc. provided testimony to the House Veterans Affairs Committee on the subject of Suicide Prevention, and the potential contribution of technologies such as PEER Online. This testimony provided by the Company included the following:

•	Potential for a 40% improvement in treatment efficiency through the reduction of trial & error; this improved efficiency has the potential of opening up more treatment slots, which is a critical need for VA facilities with long waiting lists.
•	PEER can complement current VA suicide prevention programs: reducing trial & error can reduce suicidal ideation by 87% per prior published study.
•	Metrics: the Institute of Medicine released findings in June, 2014, of a four-year study which found that no consistent outcome metrics are collected in the VA or DoD healthcare systems, thereby rendering significant investments in PTSD research and treatment unmeasurable. Physicians using PEER capture and record medication outcomes with every patient visit under the current protocol.

On November 19, 2014, CNS Response, Inc. again provided a submission for the record to the House Committee on Veterans' Affairs, Subcommittee on Health, for a legislative hearing in consideration of H.R. 5059, the Clay Hunt Suicide Prevention for American Veterans Act. The submission for the record included the interim results, based on the first 10% of trial enrollment, of the Walter Reed PEER Trial. The interim results demonstrated statistical significance and were as follows:

When physicians used predictive analytics in the form of PEER information to establish a treatment strategy we observed:

•	75% greater improvement in Suicidality scores
•	144% greater improvement in Depression scores
•	139% greater improvement in Post-Traumatic Stress Disorder (PTSD) scores
•	43% more patients remained in treatment, with more than 50% improvement in treatment efficiency

On February 3, 2015, the Senate unanimously passed the Clay Hunt Suicide Prevention for American Veterans Act (the “Clay Hunt Act”). The President signed the act into law on February 12, 2015. The Clay Hunt Act requires the following:

•	Requires the Secretary of Veterans Affairs (VA) and the Secretary of Defense (DoD) to each arrange for an independent third party evaluation of, respectively, the VA and DoD mental health care and suicide prevention programs.

•	Directs the VA Secretary to publish an Internet website that serves as a centralized source to provide veterans with regularly updated information regarding all of the VA's mental health care services.

•	Requires the VA Secretary and the DoD Secretary to enter into certain strategic relationships to facilitate the mental health referrals of members of the reserve components who have a service-connected disability and are being discharged or released from the Armed Forces, timely behavioral health services for such members, communication when such members are at risk for behavioral health reasons, and the transfer of documentation for line-of-duty and fitness-for-duty determination.

•	Requires the VA Secretary to carry out a three-year pilot program to repay the education loans relating to psychiatric medicine that are incurred by individuals who are eligible to practice psychiatric medicine in the Veterans Health Administration (VHA) or are enrolled in the final year of a residency program leading to a specialty qualification in psychiatric medicine, demonstrate a commitment to a long-term career as a psychiatrist in the VHA, and agree to a period of obligated service with the VHA in the field of psychiatric medicine in exchange for the repayment of such loans.

•	Requires the DOD Secretary to submit to Congress a review of the staffing requirements for individual State National Guard Commands with respect to Directors of Psychological Health.

•	Authorizes the VA Secretary to collaborate with nonprofit mental health organizations to prevent suicide among veterans.

•	Requires the collaborators to exchange training sessions, best practices, and other resources to enhance their suicide prevention efforts.

•	Directs the Secretary to select a Director of Suicide Prevention Coordination within the VA to undertake any collaboration with nonprofit mental health organizations.

We believe that many aspects of this new law will be helpful to the Company including the independent third party evaluation and performance metrics, the dissemination of information regarding best practices, the provision of timely service, the need for treatment efficiency due to shortage of trained psychiatric personnel and the collaboration to exchange best practices.

Other Evidence

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

Private Placement Transactions

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

Between September 22, 2014, and January 8, 2015, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) in connection with a bridge financing, with eight accredited investors, including lead investor RSJ Private Equity uzavreny investicni fond a.s (“RSJ PE”).  Pursuant to the Note Purchase Agreement, the Company issued nine secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $1.75 million, representing gross proceeds to the Company of $1.75 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: The Tierney Family Trust, of which the Company’s Chairman of the Board, Thomas Tierney, is a trustee, purchased September 2014 Notes for $300,000; the Company’s Director, John Pappajohn, purchased a September 2014 Note for $200,000; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000. The obligations represented by these September 2014 Notes are secured by substantially all of the assets of the Company.

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

Derivative accounting for convertible debt and warrants

The Company analyzes all financial instruments with features of both liabilities and equity under ASC-480-10 and ASC 815-10 whereby the Company determines the fair market carrying value of a financial instrument using the Black-Scholes model and revalues the fair market value on a quarterly basis. Any changes in carrying value flow through as other income (expense) in the income statement. As of September 30, 2013, the Company did not have any convertible debt or warrants, and therefore, had no associated derivative liabilities at that time. During September 2014, the Company raised $1.65 million in a private placement of secured convertible debt at $0.25 per share of Common Stock. This debt instrument also has a ratchet requiring the determination of the fair market carrying value. At issuance, the note discount and derivative liability using the Black-Scholes model was $179,200. Upon subsequent revaluations the derivative liability value was $153,100 and $193,000 as at September 30, 2014 and December 31, 2014 with a resultant $26,100 gain from derivative liabilities being booked to other income for the year ended September 30, 2014, and a loss of $39,900 being booked to other income for the three months ended December 31, 2014.

Results of Operations for the three months ended December 31, 2014 and 2013

We only operate our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physician/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three months ended
	December 31,
	2014	2013

Revenues	100%	100%
Cost of revenues	5	84
Gross profit	95	16
Research	105	70
Product development	1,082	726
Sales and marketing	395	203
General and administrative expenses	1,946	1,159
Operating loss	(3,433)	(2,142)
Other income (expense), net	(416)	2,450
Net income (expense) before Discontinued Operations	(3,849)	308
Loss from Discontinued Operations	(4)	(8)
Net income (loss)	(3,853)%	300%

Revenues

	Three months ended		Percent
	December 31,		Change
	2014	2013
Neurometric Service Revenues	$22,700	$45,000	(50)%

With respect to our Neurometric Services business, the number of third party paid PEER Reports delivered decreased to 54 for the three months ended December 31, 2014, down from 76 for the prior year’s three month period. The decrease was due to the halt of enrollment into the Walter Reed Clinical trial in May, 2014, pending an internal review. Consequently, no PEER Reports were ordered for the trial during the 2014 period. Our standard price per report is $400 to our non-military providers plus the fee for Company recorded EEGs and ancillary services; the price to our military clinical trial providers is $540, which includes the collection of the EEG. The average revenue per report was $420 per report for the 2014 period. The total numbers of free non-military PEER Reports processed were 1 and 12 for the three months ended December 31, 2014 and 2013 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Three months ended		Percent
	December 31,		Change
	2014	2013
Cost of revenues for Neurometric Services	$1,100	$37,600	(97)%

Cost of Neurometric Services revenues consisting of payroll costs (including stock-based compensation) and consulting costs which were as follows:

	Three months ended
	December 31,
Key Expense Categories	2014	2013	Change
(1) Salaries and benefit costs	$-	$27,500	$(27,500)
(2) Consulting fees	1,100	10,100	(9,000)
Total Costs of Revenues	$1,100	$37,600	$(36,500)

Consulting costs associated with the processing of second generation of PEER Online reports are between $10 and $60 per report. We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Comparing the three months ended December 31, 2014 with the corresponding period in 2013:

(1)	Salary and benefit expenses for the 2014 period were nil as a member of staff had left. This function was re-assigned to a consultant and other members of staff along with the rollout of our second generation of PEER Online which is more automated.

(2)	Consulting fees declined for the 2014 period as we utilized a different consulting resource to artifact EEGs which were generated with our second release of the PEER Online reports.

Research

	Three months ended		Percent
	December 31,		Change
	2014	2013
Neurometric Services Research	$23,800	$31,700	(25)%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees, practitioner training costs, travel, conference and other miscellaneous costs which were as follows:

	Three months ended
	December 31,
Key Expense Categories	2014	2013	Change
(1) Salary and benefit costs	$10,400	$25,800	$(15,400)
(2) Consulting fees	10,000	3,300	6,700
(3) Other miscellaneous costs	3,400	2,600	800
Total Research	$23,800	$31,700	$(7,900)

Comparing the three months ended December 31, 2014 with the corresponding period in 2013:

(1)	Salary and benefit costs decreased for the 2014 period as Dr. Hoffman, our former medical director, left the Company in July 2013, although he remains a consultant to the Company. The salary and benefit cost include the amortization of stock-based compensation granted to Dr. Hoffman, much of which is now vested and hence the reduction in the expense. The remainder consists of payment of accrued salary owed to him;

(2)	Consulting costs increased for 2014 period as we entered into a consulting agreement with Dr. Schiller for the medical monitoring of the Walter Reed study, the training of clinical trial investigators and new PEER Online users. Additionally Dr. Schiller is advising on product development, and

(3)	Other miscellaneous costs for 2014 and 2013 periods were substantially similar.

Product Development

	Three months ended		Percent
	December 31,		Change
	2014	2013
Neurometric Services Product Development	$245,500	$326,600	(25)%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, travel and miscellaneous costs which were as follows:

	Three months ended
	December 31,
Key Expense Categories	2014	2013	Change
(1) Salaries and benefit costs	$118,500	$72,500	$46,000
(2) Consulting fees	101,500	201,000	(99,500)
(3) System development costs	19,000	21,300	(2,300)
(4) Conference and travel	-	25,500	(25,500)
(5) Other miscellaneous costs	6,500	6,300	200
Total Product Development	$245,500	$326,600	$(81,100)

Comparing the three months ended December 31, 2014 with the corresponding period in 2013:

(1)	Salaries and benefits increased by a net $46,000 in the 2014 period as senior managers agreed in the 2013 period to forfeit a portion of their salaries in favor of receiving stock-based compensation in the form of options with an exercise price of $0.25 per share of Common Stock along with the payout of their accrued salaries from prior periods. These accrued salaries were paid out over an extended period in place of their forfeited salaries; and consequently, the aforementioned reduction in salary expense was partially offset by the associated increase in stock-based compensation;

(2)	Consulting fees decreased by $99,500 for the 2014 period due to a reduction of staffing associated with the Walter Reed clinical trial. As enrollment into the clinical trial was suspended on May 2014, consequently staff was adjusted to the reduced workload. During the 2013 period we had a research staff of five while during the 2014 period it was reduced to two. The staff, which included clinical research coordinators and EEG technologists, are engaged through the Henry Jackson Foundation. Similarly, we have reduced the costs for the clinical research organization which oversees the clinical trial and data management processes as a result of the reduced workload;

(3)	System development and maintenance costs remained substantially similar for the 2014 and 2013 periods.
(4)	Conference and travel costs were reduced to zero for the 2014 period as there were no visits to Walter Reed as the clinical trial enrollment had been suspended for the internal review. In the 2013 period we had personnel who had relocated to Bethesda, MD, to manage the trial.

(5)	Other miscellaneous costs remained substantially the same for the two periods.

Sales and marketing

	Three months ended		Percent
	December 31,		Change
	2014	2013
Sales and Marketing
Neurometric Services	$89,700	$91,500	(2)%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.

	Three months ended
	December 31,
Key Expense Categories	2014	2013	Change
(1) Salaries and benefit costs	$36,900	$54,400	$(17,500)
(2) Consulting fees	30,000	30,000	-
(3) Advertising and marketing costs	20,700	1,600	19,100
(4) Conferences and travel costs	1,900	4,300	(2,400)
(5) Other miscellaneous costs	200	1,200	(1,000)
Total Sales and marketing	$89,700	$91,500	$1,800

Comparing the three months ended December 31, 2014, with the same period in 2013:

(1)	Salaries and benefits for the 2014 period had a net decrease due to a reduction in stock based compensation as option grants became fully vested
(2)	Consulting fees remained consistent for the 2014 and 2013 periods as the Company had engaged a marketing consultant, Decision Calculus Associates, to assist with social media and general marketing efforts;

(3)	Advertising and marketing expenses increased in the 2014 period as we engaged in test marketing campaign using social media. Results from the campaign were encouraging. During the 2013 period these expenses were limited to marketing for the Walter Reed clinical trial.

(4)	Conference and travel costs declined for the 2014 period. In the 2013 period costs were higher as the Company presented at the SalesForce.com conference.
(5)	Miscellaneous expenditures for the 2014 and 2013 periods were immaterial.

General and administrative

	Three months ended		Percent
	December 31,		Change
	2014	2013
General and administrative
Neurometric Services	$441,800	$521,500	(15)%

General and administrative expenses for our Neurometric Information Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs and miscellaneous costs.

	Three months ended
	December 31,
Key Expense Categories	2014	2013	Change
(1) Salaries and benefit costs	$179,800	$273,500	$(93,700)
(2) Legal fees	52,800	79,000	(26,200)
(3) Other professional and consulting fees	50,000	66,600	(16,600)
(4) Patent costs	27,800	18,300	9,500
(5) Marketing and investor relations costs	45,400	1,800	43,600
(6) Conference and travel costs	14,800	16,700	(1,900)
(7) Dues & subscriptions fees	18,300	15,700	2,600
(8) General admin and occupancy costs	52,900	49,900	3,000
Total General and administrative costs	$441,800	$521,500	$(79,700)

Comparing the three months ended December 31, 2014; with the same period in 2013:

(1)	Salaries and benefit expenses decreased for the 2014 period for several reasons: (a) Stock option grants for officers, directors and consultants became fully vested and consequently the amortization of option expenses were reduced by $214,300. This reduction was offset by (b) in the 2013 period, corporate officers had agreed to forfeit their current salaries in favor of receiving stock-based compensation in the form of options with an exercise price of $0.25 per share of Common Stock along with the payout of their accrued salaries from prior periods which were owed to them. These accrued salaries were paid out in the first part of the fiscal year (the 2013 period) in place of their forfeited current salaries. The resultant increase in salaries in the 2014 over the 2013 period was $119,500.

(2)	Legal fees showed a net decrease for the 2014 period: (a) since activity on the Brandt litigation is on hold, no legal expenses were incurred during the 2014 period. (b) general and securities legal expenses were substantially similar for the two periods. (c) other legal fees associated with our lobbying efforts decreased. These decreases were slightly offset by listing fees for the OTCQB platform.

(3)	Other professional and consulting fees decreased in the 2014 period as $16,500 in Public Relations consulting fees incurred in the 2013 period did not reoccur in the 2014 period. The balance of the expenditure for audit and tax fees remained substantially similar for the two periods.

(4)	Patent costs increased by $9,500 due to the timing and volume of patent applications and maintenance costs.
(5)	Marketing and investor relations costs increased in the 2014 period by $43,600 of which $22,500 was for the monthly engagement fees of RedChip Companies, Inc. and $21,600 was the fair value of the warrants given to RedChip for their services.

(6)	Conference and travel costs for the two periods remained substantially similar.
(7)	Dues and subscription cost increased in the 2014 period with the increase in software licenses for providers accessing PEER Online.
(8)	General and administrative expenses increased in the 2014 period with marginal increases in rent, insurance and telecommunications costs.

Other Income and Expenses

	Three months ended		Percent
	December 31,		Change
Other Income (Expenses)	2014	2013
Neurometric Services income (expense), net	$(91,300)	$1,104,200	*

* (Not Meaningful)

For the three months ended December 31, 2014 and 2013 net other non-operating income for Neurometric Information Services was as follows:

•	For the 2014 period, we incurred non-cash interest charges totaling $50,600 of which $20,700 was accrued interest on our convertible promissory notes at 5% per annum; the remaining balance was comprised of $29,900 of beneficial conversion discount amortization on convertible promissory notes; only $800 was for actual net interest paid in cash during that period. For the 2013 period we incurred only $1,000 in net interest expense which was paid in cash; we incurred no non-cash interest charges.

•	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the change in fair value of non-hedging derivative instrument are to be recognized in current earnings. For the 2014 period we revaluated our derivative liabilities for the promissory note beneficial conversion feature which resulted in a non-cash loss on derivative liabilities of $39,900. For the 2013 period we had no derivative instruments to value and consequently no associate expense or gain.

•	For the 2013 period we experience a non-cash gain on the extinguishment of debt of $1,105,200 related to the settlement of a long-outstanding trade payable balance which was renegotiated. For the 2014 period we had no similar transaction.

Net Income (Loss) from Continuing Operations

	Three months ended		Percent
	December 31,		Change
	2014	2013
Neurometric Services net income (loss)	$(873,700)	$138,700	*

  * (Not Meaningful)

The net loss for our Neurometric Services business of $873,700 for the three months ended December 31, 2014 compared to the approximately $138,700 gain for the same period in the prior year is primarily due to the approximately $1.1 million in non-cash Other Income from the extinguishment of debt transaction described above.

In general for the three months ended December 31, 2013, all cost centers reduced their expenditures when compared with the prior year’s period. However, due to the suspension of enrollment into the clinical trial, revenues were also reduced for the 2014 period. We anticipate that enrollment into the clinical trial will resume in the next quarter.

Loss from Discontinued operations:

	Three months ended		Percent
	December 31,		Change
	2014	2013
Clinical Services net loss	(900)	(3,600)	(75)%

For our Clinical Services the net loss for the three months ended December 31, 2014 of $900 is a decrease of $2,700 over the same period in the prior year. As there were no ongoing operations during either the 2014 or 2013 period, the losses incurred were due to medical record storage fees and, in the 2013 period, charges associated with the lease.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of December 31, 2014, and 2013 we had accumulated deficits of approximately $60.1 million and $56.4 million respectively. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that with our Walter Reed clinical trial, sales and marketing and general and administrative cost, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of December 31, 2014, we had approximately $445,700 in cash and cash equivalents and a working capital deficit of approximately $1.0 million. This is comparable to our cash position of approximately $663,000 in cash and cash equivalents as of December 31, 2013, and a working capital deficit of $864,100.

Between September 22, and January 8, 2015, the Company entered into Note Purchase Agreements in connection with a bridge financing, with eight accredited investors. Pursuant to the Note Purchase Agreement, the Company issued nine secured September 2014 Notes in the aggregate principal amount of $1.75 million, representing gross proceeds to the Company of $1.75 million. Of this amount, RSJ PE, the lead investor purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: The Tierney Family Trust, of which the Company’s Chairman of the Board, Thomas Tierney, is a trustee, purchased two September 2014 Notes for an aggregate $300,000; the Company’s Director, John Pappajohn, purchased a September 2014 Note for $200,000; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000. The obligations represented by these September 2014 Notes are secured by substantially all of the assets of the Company.

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

In September 2014, through January 2015 we raised $1.7 million through the private placement of secured convertible debt with an exercise price of $0.25. Of this funding $0.7 million, or 41%, was acquired by directors, officers and affiliates of the Company.

For details of these financings please See Note 4 and Note 7 of the Notes to the Consolidated Financial Statements.

 Cash Flows

Net cash used in operating activities was $0.78 million for the three months ended December 31, 2014 compared to $1.06 million for the same period in 2013.  The $0.28 million reduction in the use of cash was primarily due to accounts payable settlements that occurred during the 2013 period. Furthermore, operational expenses during the 2014 period were also reduced as enrollment into the Walter Reed Trial was on hold pending the internal review.

No net cash was used or provided by investing activities for the three months ended December 31, 2014 or 2013.

There were no net cash proceeds from financing activities for the three months ended December 31, 2014. For the three months ended December 31, 2013, net cash proceeds from financing activities were $0.47 million raised through the private placement of common stock with accredited investors at $0.25 per share. Cash used in the repayment of capital leases during the three months ended December 31, 2014 and 2013 was $1,200 and $1,700 respectively.

Net cash used in discontinued operations for the three months ended December 31, 2014 was $10,500 which was primarily for costs associated with NTC’s accounts payable and the cost of medical record storage. For the same period ended December 31, 2013, the net cash used was $18,700 which was primarily for NTC’s accounts payable, medical record storage and costs associated with the lease.

Income Taxes

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15, as of December 31, 2014, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

To the knowledge of our management, including our PEO and PFO, none of the aforementioned significant deficiencies led to a misstatement of our results of operations for the three months ended December 31, 2014, or statement of financial position as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

During the quarterly period ending December 31, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings

Please see Note 9 of our Notes to Unaudited Condensed Consolidated Financial Statements for a description of our litigation with Leonard Brandt, which disclosure is incorporated herein by reference.

Item 1A.         Risk Factors

There have been no material changes to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended September 30, 2014.

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

Refer to Note 6. Stockholders’ Deficit and Note 7. Related Party Transactions for details of the abovementioned transaction, which detail is herewith incorporated herein by reference to such note.

From September 22, 2014, through January 8, 2015, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) in connection with a bridge financing, with seven accredited investors. Pursuant to the Note Purchase Agreement, the Company issued eight secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $1.75 million.

Refer to Note 4. Convertible debt and Equity Financings, Note 7. Related Party Transactions and Note 10. Subsequent events for details of the abovementioned transaction, which detail is herewith incorporated herein by reference to such note.

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

CNS Response, Inc.

Date: February 13, 2015		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer (Principal Executive Officer)

/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer (Principal Financial Officer)