Form 10-Q
period 2015-03-31
CNS RESPONSE, INC.
filed 2015-05-15
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Yes ☐                                        No ☒

As of May 15, 2015, the issuer had 101,667,409 shares of common stock, par value $.001 per share, issued and outstanding.

CNS RESPONSE, INC.

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014
REVENUES
Neurometric Services	$20,900	$39,300	$43,700	$84,300

Cost of neurometric services revenue	1,800	29,400	2,900	66,900
Research	22,900	40,500	46,700	72,200
Product development	191,900	347,700	437,500	674,300
Sales and marketing	175,200	93,400	264,900	184,900
General and administrative	408,300	469,000	850,100	990,600

Total operating expenses	800,100	980,000	1,602,100	1,988,900

OPERATING LOSS	(779,200)	(940,700)	(1,558,400)	(1,904,600)

OTHER INCOME (EXPENSE):
Interest expense, net	(54,600)	(600)	(106,000)	(1,700)
Gain on extinguishment of debt	-	-	-	1,105,200
Gain on derivative liabilities	139,200	-	99,300	-
Total other income (expense)	84,600	(600)	(6,700)	1,103,500
LOSS BEFORE PROVISION FOR INCOME TAXES	(694,600)	(941,300)	(1,565,100)	(801,100)
Provision for income taxes	800	1,000	4,000	2,600
LOSS FROM CONTINUING OPERATIONS	$(695,400)	$(942,300)	$(1,569,100)	$(803,700)
Gain (Loss) from discontinued operations	(900)	300	(1,800)	(3,300)
NET LOSS	$(696,300)	$(942,000)	$(1,570,900)	$(807,000)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Combined Net Loss	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	101,667,409	99,767,230	101,667,409	97,532,356

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited As at March 31,	As at September 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$310,000	$1,240,600
Accounts receivable (net of allowance for doubtful accounts of $1,200 and $1,200 as of March 31, 2015 and September 30, 2014 respectively)	5,400	9,300
Prepaids and other assets	114,700	58,200
Total current assets	430,100	1,308,100
Furniture and equipment, net	5,300	8,700
Other assets	18,300	19,300
TOTAL ASSETS	$453,700	$1,336,100

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable (including $51,400 and $41,300 to related parties as March 31, 2015 and September 30, 2014 respectively)	$841,500	$868,900
Accrued liabilities	85,400	26,200
Accrued compensation (including $249,000 and $71,700 to related parties as of March 31, 2015 and September 30, 2014 respectively)	415,900	342,000
Deferred revenue - grant funds	45,900	45,900
Secured convertible debt (net of discounts $144,300 and $174,200 as of March 31, 2015 and September 30, 2014 respectively)	1,920,700	1,475,800
Accrued interest	45,400	2,600
Derivative liability	85,800	153,100
Current portion of capital lease	3,400	3,500
Liabilities of discontinued operation	157,700	177,200
Total current liabilities	3,601,700	3,095,200

LONG-TERM LIABILITIES
Capital lease	700	2,500
Total long-term liabilities	700	2,500
TOTAL LIABILITIES	3,602,400	3,097,700
STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value; authorized 180,000,000 shares and issued and outstanding 101,667,409 shares as of March 31, 2015 and September 30, 2014.	101,700	101,700
Additional paid-in capital	57,534,000	57,350,200
Accumulated deficit	(60,784,400)	(59,213,500)
Total stockholders' deficit	(3,148,700)	(1,761,600)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$453,700	$1,336,100

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(1,570,900)	$(807,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	1,800	3,300
Depreciation and amortization	4,400	5,400
Amortization of discount on bridge notes issued	29,900	-
Loss on derivative liability valuation	(67,300)	-
Stock-based compensation	162,200	666,900
Gain on extinguishment of debt	-	(1,105,200)
Non-cash interest expense	42,800	-
Valuation of warrants – investor relations	21,600	-
Changes in operating assets and liabilities
Accounts receivable	3,900	19,500
Prepaids and other	(56,500)	(36,700)
Accounts payable and accrued liabilities	31,800	(244,700)
Deferred compensation	73,900	(426,300)
Deferred revenue grant funds	-	47,000
Net cash used in operating activities	(1,322,400)	(1,877,800)
FINANCING ACTIVITIES:
Repayment of a capital lease	(1,900)	(3,500)
Net proceeds from secured notes	415,000
Net proceeds from purchase of common stock	-	1,431,000
Net cash provided by financing activities	413,100	1,427,500
Net cash used in continuing operations	(909,300)	(450,300)
DISCONTINUED OPERATIONS
Net Cash used in discontinued operations	(21,300)	(39,500)
NET DECREASE IN CASH	(930,600)	(489,800)
Cash – beginning of period	1,240,600	1,273,600
Cash – end of period	310,000	$783,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,500	$1,700
Income taxes	$4,000	$2,600
Non-cash financing activities:
Placement agent warrants issued	$-	$44,100

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE SIX MONTHS ENDED MARCH 31, 2015 AND 2014

	Common Stock		Additional Paid-in	Accumulated
For six months ended March 31, 2015	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2014 (Audited)	101,667,409	$101,700	$57,350,200	$(59,213,500)	$(1,761,600)
Stock-based compensation	-	-	162,200	-	162,200
Warrant valuation – Investor Relations	-	-	21,600	-	21,600
Net loss for the six months ended March 31, 2015	-	-	-	(1,570,900)	(1,570,900)
Balance at March 31, 2015	101,667,409	$101,700	$57,534,000	$(60,784,400)	$(3,148,700)

	Common Stock		Additional Paid-in	Accumulated
For six months ended March 31, 2014	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2013 (Audited)	92,716,562	$92,700	$54,298,000	$(56,550,700)	(2,160,000)
Stock-based compensation	-	-	666,900	-	666,900
Stock issued for private placement shares	5,900,000	5,900	1,425,100	-	1,431,000
Stock issued in lieu of cash to creditors	1,446,380	1,400	360,100	-	361,500
Stock issued for cashless exercise of warrants	484,288	500	(500)	-	-
Net income for the six months ended March 31, 2014	-	-	-	(807,000)	(807,000)
Balance at March 31, 2014	100,547,230	$100,500	$56,749,600	$(57,357,700)	$(507,600)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

The Company acquired the Neuro-Therapy Clinic, Inc. (“NTC”) on January 15, 2008, to provide behavioral health care services.  NTC’s operations were discontinued effective September 30, 2012. See Note 3. Discontinued Operations.

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

To date, the Company has financed its cash requirements primarily from debt and equity financings.  The Company will need to raise additional funds immediately to continue its operations and to raise substantial additional funds before the Company can increase demand for its PEER Online services. Until it can generate a sufficient amount of revenues to finance its cash requirements, which it may never do, the Company has to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Quarterly Report on Form 10-Q.  The Company continues to explore additional sources of capital but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly owned subsidiaries CNS California and NTC. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2015 and our operating results, cash flows, and changes in stockholders’ deficit for the interim periods presented. The September 30, 2014 balance sheet was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended September 30, 2014, which are included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on December 29, 2014.

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

The results of operations for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2015.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of CNS Response, Inc., an inactive parent company, and its wholly owned subsidiaries CNS California and NTC.  All significant intercompany transactions have been eliminated in consolidation. NTC is accounted for as a discontinued operation. See Note 3. Discontinued Operations.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, doubtful accounts, intangible assets, income taxes, valuation of equity instruments, accrued liabilities, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At March 31, 2015 cash exceeded the federally insured limit by $60,000.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2015, the Company’s only derivative financial instrument were a series of convertible notes with a “reset” and “dilutive issuance” clause within the notes relating to the conversion price from dilutive share issuance. See Notes 4, Convertible Debt and Equity Financings & 5, Derivative Liabilities.

Fair Value of Financial Instruments

ASC 825-10 (formerly Statement of Financial Accounting Standards (“SFAS”) 107, Disclosures about Fair Value of Financial Instruments) defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

The Company also analyzes all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity), ASC 815-10 (formerly SFAS 133, Accounting for Derivative Instruments and Hedging Activities) and ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock).

The Company adopted ASC 820-10 (formerly SFAS 157, Fair Value Measurements) on January 1, 2008. ASC 820-10 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The Company used Level 2 inputs for its valuation methodology for the conversion option liability in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

March 31, 2015
Annual dividend yield	-
Expected life (years)	0.5
Risk-free interest rate	0.14%
Expected volatility	64%

	Carrying Value	Fair Value Measurements at
	As of	March 31, 2015
	March 31,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Secured Convertible Debt	$1,920,700	$-	$2,065,000	$-
Conversion option liability	85,800		85,800
Total	$2,006,500	$-	$2,150,800	$-

For the six months ending March 31, 2015 the Company recognized a gain of $99,300 on the change in fair value of derivative liabilities.  For the six months ending March 31, 2014 the Company had no derivative liabilities or change in fair valuation thereon.  As at March 31, 2015 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection.

Furniture and Equipment

Fixed assets, which are recorded at cost, consist of office furniture and equipment and are depreciated over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be from 3 to 5 years.  Depreciation for the six months ended March 31, 2015 and 2014 was $4,400 and $5,400 respectively.  Accumulated depreciation at March 31, 2015 and 2014 was $72,300 and $65,200 respectively.

Offering Costs

The Company applies ASC 505-10, Costs of an Equity Transaction, for recognition of offering costs. In accordance with ASC 505-10, the Company treats incremental direct costs incurred to issue shares classified as equity, as a reduction of the proceeds. Direct costs incurred before shares classified as equity are issued are classified as an asset until the stock is issued. Indirect costs such as management salaries or other general and administrative expenses and deferred costs of an aborted offering are expensed.

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the three and six months ended March 31, 2015 and 2014.

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

Accounts Payable

This consists of trade payables of which $476,900 is for legal services.

Deferred Revenue

Deferred revenue represents revenue collected but not earned as of March 31, 2015. This represents a philanthropic grant for the payment of PEER Reports ordered for the Walter Reed clinical trial during calendar 2014, which are otherwise not paid for by Walter Reed or Fort Belvoir. These deferred revenue grant funds as of March 31, 2015 and 2014, are $45,900 and $47,000.

Revenues

The Company recognizes revenue on services, being the delivery of PEER Reports to medical providers, in accordance with the Financial Accounting Standards Board (“FASB”) ASC No. 605, Revenue Recognition.  In all cases, revenue is recognized when we have persuasive evidence of an arrangement, a determinable fee, when collection is considered to be reasonably assured and the services are delivered.

Research and Development Expenses

The Company charges all research and development expenses to operations as incurred.

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the six months ended March 31, 2015 we incurred advertising expenses of $29,000; for the six months ended March 31, 2014 we incurred $10,000 in advertising expenses.

Stock-Based Compensation

The Company has adopted ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment - revised 2004) and related interpretations which establish the accounting for equity instruments exchanged for employee services. Under ASC 718-20, share-based compensation cost to option grantee, being employees, directors and consultants, and is measured at the grant date based on the calculated fair value of the award. See Note 5. Derivative Liabilities for further discussion on valuations. The expense is recognized over the option grantees’ requisite service period, generally the vesting period of the award.

Comprehensive Loss

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive loss is the same as its reported net loss for the six months March 31, 2015 and 2014.

Loss per Share

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

In November 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-17 Business Combinations (topic 805)- Pushdown Accounting. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

In November 2014, the FASB issued ASU No. 2014-16 Derivatives and Hedging (Topic 815) Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. Entities commonly raise capital by issuing different classes of shares, including preferred stock, that entitle the holders to certain preferences and rights over the other shareholders. The specific terms of those shares may include conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences, among other features. One or more of those features may meet the definition of a derivative under generally accepted accounting principles (GAAP). Shares that include such embedded derivative features are referred to as hybrid financial instruments. For hybrid financial instruments issued in the form of a share, an entity (an issuer or an investor) should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. That is, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

3.	DISCONTINUED OPERATIONS

On September 30, 2012 the Company discontinued its Clinical Services Operation at its wholly-owned subsidiary, NTC, because the operation had persistent losses which could no longer be supported by the Company. Furthermore, the Company chose to focus its limited cash resources to conduct its Walter Reed PEER Trial.

Summary Financial Data of Discontinued Operations:

Revenues, income before income taxes and net loss of NTC which are included in discontinued operations are as follows:

	Three Months ended March 31,
	2015	2014
Neuro-Therapy Clinic
Revenues	$-	$-
Expenses	900	(300)
Operating Loss before taxes	$(900)	$300
Taxes	-	-
Net Loss	$(900)	$300

	Six Months ended March 31,
	2015	2014
Neuro-Therapy Clinic
Revenues	$-	$-
Expenses	1,800	3,300
Operating Loss before taxes	$(1,800)	$(3,300)
Taxes	-	-
Net Loss	$(1,800)	$(3,300)

The assets and liabilities of NTC are as follows:

	(Unaudited) March 31,	September 30,
	2015	2014
ASSETS:
Assets of Discontinued Operations	$-	$-

LIABILITIES:
Accounts Payable	$86,600	$86,600
Accrued Payroll Liabilities	71,000	90,600
Liabilities of Discontinued Operations	$157,600	$177,200

4.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

Between September 22, 2014, and March 18, 2015, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) in connection with a bridge financing, with nine accredited investors, including lead investor RSJ Private Equity (“RSJ PE”).  Pursuant to the Note Purchase Agreement, the Company issued twelve secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $2.07 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: The Tierney Family Trust, of which the Company’s Chairman of the Board, Thomas Tierney, is a trustee, purchased three September 2014 Notes for $415,000; the Company’s Director, John Pappajohn, purchased two September 2014 Notes for $300,000; the Follman Family Trust of which Robert Follman is a Director of the Company, purchase a September 2014 Note for $100,000; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000.

		As of March 31, 2015
Note Type and Investor	Due Date	Balance	Discount	Carrying Value
Senior Secured 5% Notes Convertible at $0.25 (the “September 2014 Notes”)		($)	($)	($)

RSJ Private Equity	03/21/2016	$750,000	$(44,600)	$705,400
4 Accredited Investors	03/21/2016	300,000	(19,100)	280,900
John Pappajohn	03/21/2016	300,000	(23,300)	276,700
Tierney Family Trust	03/21/2016	415,000	(34,100)	380,900
Oman Ventures	03/21/2016	200,000	(16,900)	183,100
Follman Family Trust	03/21/2016	100,000	(6,300)	93,700
Total Secured Convertible Promissory (September 2014) Notes		$2,065,000	$(144,300)	$1,920,700

The Note Purchase Agreement provides for the issuance and sale of September 2014 Notes in the aggregate principal amount of up to $2.5 million, in one or more closings to occur over a six-month period beginning September 22, 2014. The Note Purchase Agreement also provides that the Company and the holders of the September 2014 Notes enter into a registration rights agreement covering the registration of the resale of the shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) underlying the September 2014 Notes.

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

Starting September 22, 2014, through March 18, 2015, the Company raised $2.07 million in a private placement of secured convertible debt at $0.25 per share of Common Stock. This debt instrument also has a ratchet whereby the conversion price of $0.25 per share can be reduced to a minimum of $0.10 per share (see Note 4). The inclusion of this ratchet requires the determination of the fair market carrying value. At issuance, the note discount and derivative liability using the Black-Scholes model was $179,200. Upon subsequent revaluations, the derivative liability value was $153,100 and $85,800 as at September 30, 2014 and March 31, 2015 with a resultant $139,200 gain from derivative liabilities being booked to other income for the three months ended March 31, 2015, and a gain of $99,300 being booked to other income for the six months ended March 31, 2015. For the six months ended March 31, 2014, we had no change in valuation as there were no derivative liabilities at that time.

The Black-Scholes option-pricing model with the following assumption inputs:

March 31, 2015
Annual dividend yield	-
Expected life (years)	0.5
Risk-free interest rate	0.14%
Expected volatility	64.22%

6.	STOCKHOLDERS’ DEFICIT

Common and Preferred Stock

As of March 31, 2015, the Company is authorized to issue 195,000,000 shares of stock of which 180,000,000 are Common Stock at par value of $0.001 per share (“Common Stock”); the remaining 15,000,000 shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board is expressly authorized to provide, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

As of March 31, 2015, 101,667,409 shares of Common Stock were issued and outstanding. No shares of preferred stock were issued or outstanding.

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

On October 8, 2013, the Board granted to the Company’s two executive officers and two senior managers (collectively, the “Managers”) options to purchase shares of its Common Stock pursuant to the 2012 Omnibus Incentive Compensation Plan, as amended (the “2012 Plan”), at an exercise price of $0.25 per share as follows: George Carpenter 435,000 shares, Paul Buck 470,000 shares, Stewart Navarre 385,000 shares and Brian MacDonald 310,000. These options vested pro-rata over 12 months starting from the date of grant. The four managers agreed to forego a portion of their salaries in fiscal year 2014 as follows: George Carpenter $98,000, Paul Buck $106,500, Stewart Navarre $83,600 and Brian MacDonald $66,700. These executive officers and managers will be paid out of the salaries which were earned and accrued during fiscal years 2012 and 2013. The accruals to be paid out are equivalent to the fiscal year 2014 salaries that each of the executive officers and managers agreed to forego in lieu of receiving options.

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

As of March 31, 2015, 70,825 options had been exercised and 501,924 options and 6,132 restricted shares were outstanding under the amended 2006 Plan leaving 87,786 shares which will never be issued as the 2006 Plan is frozen. Options to purchase 12,165,575 shares of Common Stock have been issued under the 2012 Plan, none of which have been exercised, leaving 2,834,425 options available for issuance.

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three months and six months ended March 31, 2015 and 2014 is as follows:

	For the three months ended March 31,
	2015	2014
Cost of Neurometric Services revenues	$-	$2,200
Research	10,400	21,200
Product Development	15,500	67,000
Sales and marketing	53,400	24,700
General and administrative	20,500	187,900
Total	$99,800	$303,000

	For the six months ended March 31,
	2015	2014
Cost of Neurometric Services revenues	$-	$5,100
Research	20,800	46,900
Product Development	34,000	138,100
Sales and marketing	63,300	51,000
General and administrative	44,100	425,800
Total	$162,200	$666,900

Total unrecognized compensation as of March 31, 2015 amounted to $241,765.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2014	12,417,499	$0.84
Granted
Exercised
Forfeited
Outstanding at December 31, 2014	12,417,499	$0.84
Granted	250,000	0.25
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2015	12,667,499	$0.83

Following is a summary of the status of options outstanding at March 31, 2015:

Exercise Price	Number of Shares	Expiration Date	Weighted Average Exercise Price

$0.04718	8,920,300	12/2022 – 01/2023	$0.04718
$0.25	2,777,605	03/2023 – 01/2025	0.25
$0.26	425,000	07/2024	0.26
$3.00	42,670	03/2022	3.00
$3.60	28,648	08/2016	3.60
$3.96	32,928	08/2016	3.96
$9.00	4,525	11/2016	9.00
$12.00	28,535	03/2019 – 07/2020	12.00
$14.10	10,000	03/2021	14.10
$15.30	1,373	09/2018	15.30
$16.50	262,441	03/2020	16.50
$17.70	953	08/2016	17.70
$24.00	4,667	12/2017	24.00
$26.70	32,297	09/2017	26.70
$28.80	11,767	04/2018	28.80
$32.70	83,790	08/2017	32.70
Total	12,667,499		$0.83

Warrants to Purchase Common Stock

 The warrant activity for the period starting October 1, 2013, through March 31, 2015, is described as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2014	814,744	$3.07
Granted	200,000	0.25
Exercised	-	-
Forfeited	(226,020)	9.14
Outstanding at December 31,2014	788,724	0.61
Granted	-	-
Exercised	-	-
Forfeited	(7,200)	9.15
Outstanding at March 31, 2015	781,524	$0.53

Following is a summary of the status of warrants outstanding at March 31, 2015:

Exercise Price	Number of Shares	Expiration Date	Weighted Average Exercise Price

$0.04718	38,152	03/2018	$0.04718
0.25	332,200	04/2016 – 07/2017	0.25
0.275	324,000	06/2018 – 03/2019	0.275
1.00	67,170	10/2015 – 01/2017	1.00
7.50	3,334	05/2016	7.50
$9.00	16,668	07/2017	9.00
Total	781,524		$0.53

On March 22, 2014, a warrant to purchase120,000 shares of Common Stock at an exercise price of $0.275 per share were issued to Monarch Capital who acted as placement agents in raising $300,000 from 11 accredited investors who purchased restricted common stock in private placement agreements dated October 2, 2013 and January 8, 2014.

Also on March 22, 2014, a warrant to purchase 32,200 shares of Common Stock at an exercise price of $0.25 per share were issued to D&D Securities, Inc. who acted as placement agents in raising $115,000 from three accredited investors who purchased restricted common stock in private placement agreements dated January 8, 2014.

On August 1, 2014, a warrant to purchase 200,000 shares of Common Stock at an exercise price of $0.25 per share were issued to Red Chip Companies, Inc. pursuant to an investor relations services agreement.

At March 31, 2015, there were warrants outstanding to purchase 781,524 shares of the Company’s common stock. The exercise price of the outstanding warrants range from $0.04718 to $9.00 with a weighted average exercise price of $0.53. The warrants expire at various times starting 2015 through 2019.

7.	RELATED PARTY TRANSACTIONS

On October 8, 2013, the Board granted to the Company’s two executive officers and two senior managers (collectively, the “Managers”) options to purchase shares of its Common Stock pursuant to the 2012 Option Plan at an exercise price of $0.25 per share as follows: George Carpenter 435,000 shares, Paul Buck 470,000 shares, Stewart Navarre 385,000 shares and Brian MacDonald 310,000. These options vest pro-rata over 12 months starting from the date of grant. Pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013, the Managers agreed to forego a portion of their salaries in fiscal year 2014 as follows: George Carpenter $98,000, Paul Buck $106,500, Stewart Navarre $83,600 and Brian MacDonald $66,700. These Managers were paid out of the salaries earned and accrued during fiscal years 2012 and 2013. The accruals to be paid out were equivalent to the fiscal year 2014 salaries that each of the Managers agreed to forego in lieu of receiving options to purchase shares.

Transactions with John Pappajohn, Director

On September 22, 2014 and March 18, 2015, Mr. Pappajohn purchased two September 2014 Notes for $200,000 and $100,000 respectively. The September 2014 Notes are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share.

Transactions with Walter L. Schindler, Director

Mr. Schindler is a Director and the Managing Partner of SAIL Capital Partners which is the general partner of all the SAIL entities except for SAIL Holding, LLC, which is controlled directly by Mr. Schindler.

On July 11, 2014, SAIL Pre-Exit Acceleration fund, L.P, an entity managed by Mr. Schindler, entered into a subscription agreement to purchase 40,000 shares of Common Stock at $0.25 per share for which the Company received gross cash proceeds of $10,000.

On January 5, 2015, we entered into a three-month long consulting engagement with Dr. Eric Warner, Managing Partner, Europe, Middle East & Africa, Sail Capital Partners Ltd. The objectives of the engagement include the establishment of a revenue-generating licensing agreement in the United Kingdom (U.K.) and initiation a pilot study of our PEER Online technology. Dr. Warner has been paid $10,000 per month for a total of $30,000. On January 8, 2015, the Board granted Dr. Warner an option to purchase 250,000 shares of Common Stock with an exercise price of $0.25 per share; the option vesting is conditioned on the execution of a licensing agreement and a PEER Online pilot study. The fair value of the option, which was determined using the Black-Scholes model, was $28,300 and was expensed over the term of the engagement.

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

On September 22, 2014, January 8, 2015 and March 17, 2015, the Tierney Family Trust purchased four September 2014 Notes for $200,000, $100,000 and $115,000 respectively for an aggregate total of $415,000. The September 2014 Notes are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share.

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

On March 17, 2015, the Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (the “Follman Trust”), of which our Director Mr. Follman is a trustee, purchased a September 2014 Note for $100,000. The September 2014 Notes are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share.

Transactions with George Carpenter, Chief Executive Officer

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates, an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. For the period from May 1, 2013 through to February 28, 2015, we have paid $210,000 to Decision Calculus Associates and have an accounts payable balance of a further $10,000.

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

In accordance with ASC 260-10 (formerly SFAS 128, Computation of Earnings Per Share), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three and six month period ended March 31, 2015 and 2014, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net loss and shares used to compute net loss per share for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
	2015	2014
Net loss for computation of basic net loss per share:
From continuing operations	$(695,400)	$(942,300)
From discontinued operations	(900)	300
Net loss	$(696,300)	$(942,000)
Basic net loss per share:
From continuing operations	$(0.01)	$(0.01)
From discontinued operations	(0.00)	(0.00)
Basic net loss per share	$(0.01)	$(0.01)
Net loss for computation of dilutive net loss per share:
From continuing operations	$(695,400)	$(942,300)
From discontinued operations	(900)	300
Net loss	$(696,300)	$(942,000)
Diluted net loss per share:
From continuing operations	$(0.01)	$(0.01)
From discontinued operations	(0.00)	(0.00)
Basic net loss per share	$(0.01)	$(0.01)

Basic weighted average shares outstanding	101,667,409	99,767,230
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	101,667,409	99,767,230

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	1,892,742	-
Warrants	781,833	1,222,097
Options	12,645,994	12,049,594

 A summary of the net loss and shares used to compute net loss per share for the six months ended March 31, 2015 and 2014 is as follows:

	Six months ended March 31,
	2015	2014
Net loss for computation of basic net loss per share:
From continuing operations	$(1,596,100)	$(803,700)
From discontinued operations	(1,800)	(3,300)
Net loss	$(1,570,900)	$(807,000)
Basic net loss per share:
From continuing operations	$(0.02)	$(0.01)
From discontinued operations	(0.00)	(0.00)
Basic net loss per share	$(0.02)	$(0.01)
Net loss for computation of dilutive net loss per share:
From continuing operations	$(1,596,100)	$(803,700)
From discontinued operations	(1,800)	(3,300)
Net loss	$(1,570,900)	$(807,000)
Diluted net loss per share:
From continuing operations	$(0.02)	$(0.01)
From discontinued operations	(0.00)	(0.00)
Basic net loss per share	$(0.02)	$(0.01)

Basic weighted average shares outstanding	101,667,409	97,532,356
Dilutive common equivalent shares	-	-
Diluted weighted average common shares	101,667,409	97,532,356

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	1,771,371	-
Warrants	871,027	1,630,016
Options	12,531,746	11,666,261

9.	COMMITMENTS AND CONTINGENT LIABILITIES

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

Discovery is ongoing and the Company continues to aggressively defend the action. A trial date had originally been set for May 2014; however, plaintiffs’ counsel requested a continuance until August 2014 to which the Company agreed. On June 18, 2014, at plaintiffs’ counsel’s request, the Company entered into a Standstill and Tolling Agreement, whereby the parties agreed to seek a stay of the litigation and plaintiffs agreed to provide the Company with an executed dismissal of all the claims without prejudice, with the ability to re-file the third amended complaint, without change, on or before June 18, 2015, which the Company may file if the Court lifted the stay.  Subsequently on May 7, 2015, the parties agreed to continue the Standstill and Tolling Agreement for another year, until June, 2016, on the same terms. On May 12, 2015, the Court agreed to stay the case for another six months.   The Company believes that the third amended complaint, like the prior complaints, is without merit. The Company has not accrued any amounts related to this matter. The action is captioned Leonard J. Brandt and Brandt Ventures, GP v. CNS Response, Inc., Sail Venture Partners and David Jones, case no. 30-2011-00465655-CU-WT-CJC.

The Company has expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  The Company does not know whether Mr. Brandt will institute additional claims against the Company and the defense of any such claims could involve the expenditure of additional resources by the Company.

Lease Commitments

Since February 2010, the Company has leased its current Headquarters and Neurometric Services business premises located at 85 Enterprise, Aliso Viejo, California 92656.  On February 6, 2014, we signed a 24 month extension which commenced on February 1, 2014 and terminates on January 31, 2016. The rent for months one through 13 was $4,349 per month; the months of February 2014 and January 2015 were abated; the rent for months 14 through 24 is $4,523 per month.

The Company incurred rent expense from continuing operations of $12,200 and $12,300 for the three months ended March 31, 2015 and 2014, respectively. And $24,400 and 20,600 for the six months ended March 31, 2015 and 2014, respectively.

On April 24, 2013, we entered into a financial lease to acquire EEG equipment costing $8,900. The term of the lease is 36 months ending May 2016 with a monthly payment of $325. As of March 31, 2015 the remaining lease obligation is $4,100: being $3,400, $700 for fiscal years 2015 and 2016 respectively.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating Lease Obligations	$45,200	$45,200	$-	-	-
Capital Lease Obligations	4,100	3,400	700	-	-
Total	$49,300	$48,600	$700	-	-

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

Forward-Looking Statements

This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. (“CNS,” “we,” “us,” “our,” or the “Company”) for the three and six months ended March 31, 2015 and 2014. Except for historical information, the matters discussed in this management's discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Overview

CNS Response, Inc. is a cloud-based predictive analytics company that provides objective clinical decision support to mental healthcare providers for the treatment of behavioral disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder ("PTSD"). The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry ("PEER") Reports to predict the likelihood of response by an individual to certain medications for the treatment of behavioral disorders. In April 2013, the Company commenced a reimbursed clinical trial at Walter Reed National Military Medical Center ("Walter Reed") and Fort Belvoir Community Hospital ("Fort Belvoir") (collectively, the "Walter Reed PEER Trial") using its neurometric platform to provide PEER Reports to military psychiatrists treating patients primarily for depression with various comorbidities, including PTSD and mild traumatic brain injury ("mTBI"). In April 2014, based on an interim analysis of less than 10% of the planned clinical trial enrollees, statistically significant results were achieved for ten of the twelve endpoints of the Walter Reed PEER Trial. We are awaiting further data to determine achievement of our primary endpoint. In May 2014, following the interim analysis, the Walter Reed Institutional Review Board (the "Walter Reed IRB") suspended enrollment of new patients in order to conduct an internal review. Our management expects enrollment of the Walter Reed PEER Trial to recommence in 2015, which it believes will provide additional information to demonstrate the clinical and economic utility of our neurometric platform. To date, the Walter Reed PEER Trial has not recommenced and we do not know when or if it will recommence.

Working Capital

We are unable to pay all our obligations as they become due and we are in arrears on paying certain of our creditors.  If we are not able to raise additional funds within the next few months and reach accommodations with certain of our creditors, we will likely be required to cease our operations.

Since our inception, we have generated significant net losses. As of March 31, 2015 and 2014 we had an accumulated deficit of approximately $60.8 million and $57.4 million respectively. We incurred operating losses of $1,558,400 and $1,904,600 for the six months ended March 2015 and 2014 respectively; and incurred a net loss of $1,570,900 for the six months ended March 31, 2015, versus a net loss of $807,000 for the same period in the prior year.

Assuming we are able to continue our operations, we expect our net losses to continue for at least eighteen to twenty-four months and possibly beyond that time. We anticipate that a substantial portion of any capital resources and efforts would be focused on the scale-up of our commercial organization followed by, further research including expansion of clinical trials with the military, international expansion, product development and other general corporate purposes, including the payment of legal fees incurred as a result of our litigation. We anticipate that future research and development projects, including our clinical trial being conducted at Walter Reed and Fort Belvoir, would be predominantly funded by grants or third-party sponsorship, along with funding by the Company.

As of March 31, 2015, our current liabilities of approximately $3.6 million exceeded our current assets of approximately $0.4 million by approximately $3.2 million and, assuming we are able to continue our operations, our net losses will continue for the foreseeable future.  During our current six months ended March 31, 2015 we raised $415,000 in the private placement of secured convertible debt with a conversion price of $0.25 per share.

During fiscal year 2014 we were successful in raising a net $3.34 million of which $1.69 million was in the private placement of equity at $0.25 per share of common stock, par value $0.001 per share (“Common Stock”) and $1.65 million was in the private placement of secured convertible debt at $0.25 per share. We will need additional funding to commence any significant commercialization of our PEER Online services and to complete our clinical trial at Walter Reed, Fort Belvoir and other military and VA locations, if any.

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

Recent Developments

Transformation in Military Medicine

Military medicine faces unprecedented challenges in treating the growing number of soldiers, both active and veteran, who present with “invisible wounds of war”.

Both the Department of Defense (“DOD”) and the Veterans Administration (VA) have pledged to hire thousands of new behavioral health professionals needed to address demand and reduce waiting times. Yet as the VA waiting list scandal unfolded during 2014, reports also began to emerge of systemic preventable medical error in DOD hospitals. The New York Times reported, “Investigative teams from the Times worked for months to understand the high rate of safety/medical error issues in DOD facilities. They found a system in which ‘scrutiny is sporadic and avoidable errors are chronic’”. For PTSD and other mental disorders, the news was particularly concerning as an Institute of Medicine report found that $9.3 billion had been allocated to research and treatment of PTSD over a three year period, yet no conclusions could be reached because there had been no systematic collection of outcomes.

10% of the defense budget is now spent on healthcare, and mental disorders are now the leading cause of hospitalization in the US Armed Forces. Among active soldiers, suicide is now the leading cause of non-combat death. With the passage in 2015 of the Clay Hunt SAV Act, veterans are expected to have greater access to services, and the effectiveness of suicide prevention programs will be evaluated annually by an independent organization.

As a consequence, US military medicine is now undergoing a major transformation focused on transparency and accountability, in order to improve outcomes. The DOD has issued a system wide mandate to collect behavioral health data, and programs to reduce preventable error are at the core of this commitment. The Company believes that improving treatment outcomes immediately would have an enormous practical impact on the military in terms of reduced suffering, improved access to providers through treatment efficiencies and cost savings.

PEER Military Initiative

During this same period, the Company has been actively working with the military to study the impact of PEER Interactive information on treatment outcomes. PEER’s foundation is a clinical outcome registry which has demonstrated correlations with certain electrophysiological features in multiple randomized controlled and observational trials. It is Open Science, meaning that outcome correlations are published online and can be updated with new data using machine learning algorithms. In this way, the outcome registry continues to build evidence as it grows.

This technology was of interest to military medicine in part because of the deteriorating evidence for their primary depression treatment: Selective Serotonin Reuptake Inhibitor (“SSRI”) antidepressants. Even under ideal clinical trial conditions, there were more negative than positive trials for most SSRIs, and they have proven significantly less effective than originally thought by physicians. Importantly, each medication carries an FDA black-box warning for suicidality in children and young adults. With the PEER database now surpassing 10,000 unique patients, PEER is approaching levels of evidence similar to the evidence used for approval of many of these SSRI medications.

The premise is that physicians with objective, adjunctive information can better avoid medications that have a low probability of success, and are more often able to select medications with a higher probability of success.

The Walter Reed PEER Trial

The Walter Reed PEER Trial is designed as a randomized, double-blind, multi-site controlled clinical trial for military patients with a primary diagnosis of depression, and comorbid diagnoses such as PTSD, mTBI and other behavioral disorders. Walter Reed has acted as the lead site and Principal Investigator, with Fort Belvoir being the secondary site. The trial’s primary prospective endpoint will be a change from baseline using the Quick Inventory of Depression Symptomology Self Report (QIDS-SR) scale in the study group when compared with the control group. Additional endpoints include suicidality conducted on the Concise Health Risk Tracking scale (CHRT), the PTSD Checklist (PCL-C), achievement of Maximum Medical Improvement (MMI) and psychiatric adverse events. A post-hoc analysis will be performed to evaluate the predictiveness of the database for the full population, including the control subjects.

The protocol includes standard methodological procedures to prevent bias, including subject randomization, double-blinding, and input of all study data by independent clinical research personnel who are contracted through the Henry Jackson Foundation.

Based on its six-month long review of the protocol in 2012, the United States Food and Drug Administration (“FDA”) Center for Devices concluded the trial to be a Non-Significant Risk trial that does not require an Investigational Device Exemption (“IDE”) review.

Although the Trial completed multiple science reviews and agency approvals, it has not received any funds from the $1.8 million grant application submitted in 2013 and has only received approximately $54,000 from Walter Reed to date. The bulk of trial costs have been borne by the Company.

The Trial began recruiting its first subjects in April 2013, the first month of the National Budget Sequestration, which limited military staff resources which could have been devoted to it. Nevertheless, enrollment into the trial grew rapidly to 60 physician sub-investigators and 161 enrollees within its first year.

Statistically Significant Trial Findings

Per the protocol, an interim analysis was performed when the trial had reached approximately 10% of projected enrollment, showing statistically significant results for ten of the twelve study endpoints. Comparing physicians who followed the PEER Report recommendations compared with those who did not follow the recommendations, the study found:

•	75% greater improvement in Suicidality scores
•	144% greater improvement in Depression scores
•	139% greater improvement in PTSD scores
•	43% more patients remained in treatment, with greater than 50% improvement in treatment efficiency

The interim report manuscript was submitted, peer reviewed and accepted for publication by a neuropsychiatric journal in June 2014, but has not yet been released for publication pending approval by the military.

Walter Reed Internal Review

The abovementioned preliminary trial findings were shared by the Army with Members of Congress in April 2014. Following the interim analysis and submission of the interim manuscript to the Walter Reed Institutional Review Board (IRB) in May, 2014, the IRB suspended enrollment of new patients into the study in order to conduct an internal review. The Company believes that this review was of its own Principal Investigator, not of the Company, and consequently, the Company has had no access to the review documents or the IRB conclusions, in spite of repeated requests.

By November 2014, the internal review was completed and Walter Reed leadership expressed interest in continuing the PEER Interactive trial under certain conditions, confirming that PEER “could make a fundamental difference in the treatment of depression”. There were no internal review findings shared with the Company identifying any material quality or safety issues, nor any protocol violations which could impact patient-reported outcomes.

The trial protocol, with minor revisions and clarifications, was resubmitted to the Walter Reed IRB for approval by the acting Principal Investigator in December, 2014. These revisions included:

•	Replacement of the Principal Investigator and the Sponsor’s on-site study monitor, with new personnel selected by Walter Reed
•	Enrollment target revision to 1,600 subjects at the two military sites, and the elimination of the Boston VA as a potential site.
•	Exclusion of subjects currently being treated with Fluoxetine (Prozac) due to its lengthy washout period.
•	New definition of Serious Adverse Events, replacing the FDA-based definition used in the original protocol.

Walter Reed and Fort Belvoir commanding officers pledged in writing “to devote the time and attention necessary for the success of this endeavor”. Nevertheless, there has been no formal communication of the results of its IRB submission which was reviewed at an IRB meeting in January, 2015, and it is our belief that there will be no further action until a new Senior Principal Investigator has been selected to lead this research.

Defense Health Agency Engagement

The DHA was created by the DOD in 2013 as a joint management activity, tasked with integrating the separate services’ medical organizations and bringing best practices (e.g. reduction of preventable error) to military medicine.

In 2015, the Company asked the DHA to provide a clear pathway for the adoption of its PEER Technology in military medicine. CNS Response and the DHA are working together to develop a research protocol involving a different location or locations within the military health system and to find an appropriate, Senior Principal Investigator for a research protocol of this nature, scope and potential significance.

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

Marketing Initiatives

To prove its effectiveness, the Company engaged in test marketing campaigns utilizing digital and social media advertising. Marketing campaigns were deployed on two occasions during the first six months of fiscal 2015: these successfully demonstrated increasing awareness resulting in leads which were referred to psychiatrists and other providers using our PEER technology. Additionally, our investment in marketing automation and retargeting demonstrated our ability to optimize yield, resulting in an average lead acquisition cost of approximately $55 for the most targeted campaigns. Apart from these promising test marketing campaigns, no further extended marketing was undertaken due to capital resource constraints. However, the focus on quick ramp-up media suggests that lead generation can be initiated rapidly and cost efficiently once sufficient funding is established.

Marketing efforts also focused on activating key opinion leaders to support the Company. This initiative led to the abovementioned meeting between the leadership of the DHA and the Company’s Chairman and CEO requesting a clear pathway for the military adoption of its PEER Technology. Partnering with key opinion leaders is expected to result in future initiatives which can be used to drive military and consumer adoption.

Corporate Governance

Termination of the Governance Agreements

On March 28, 2015, the Company entered into a separate termination agreement with each of Equity Dynamics, Inc. ("EDI") and SAIL Capital Partners ("SAIL"), in each case to immediately terminate the respective November 28, 2012 governance agreement (collectively, the "Governance Agreements") that the Company had entered into with each of EDI and SAIL (collectively, the "Termination Agreements"). EDI is an entity owned by John Pappajohn, a director of the Company, and SAIL is one of the Company's principal stockholders of which a director, Walter Schindler, is the managing partner. Pursuant to the Governance Agreements, the Company had agreed, subject to providing required notice to stockholders, to appoint four individuals nominated by EDI and three individuals nominated by SAIL to the Company's Board of Directors, and to create vacancies for that purpose, if necessary. In addition, at each meeting of stockholders of the Company at which directors were nominated and elected, the Company had agreed to nominate for election the four designees of EDI and the three designees of SAIL, and further had agreed to take all necessary action to support such election, and to oppose any challenges to such designees. The Governance Agreements also restricted the Company's ability to increase the number of directors to more than seven without the consent of EDI and SAIL. Pursuant to the Termination Agreements, the Governance Agreements were terminated in their entirety as of March 28, 2015, and are of no further force or effect.

The passing of a Board Member

On April 12, 2015, Richard W. Turner, Ph.D., a member of CNS Response, Inc.'s Board of Directors, Audit Committee and Governance and Nominations Committee, passed away at the age of 68. Dr. Turner had served as a member of the Board since February 25, 2013, when he was nominated to the Board by EDI. Dr. Turner will be greatly missed.

Private Placement Transactions

From February 2013, through July 2014, the Company conducted five tranches of private placements of shares of common stock at $0.25 per share as follows:

The first two tranches, from February 22, 2013, through April 1, 2013, and from May 23, 2013, through September 12, 2013, 38 accredited investors purchased an aggregate of 12,180,000 shares of common stock at a price of $0.25 per share in the private placements. The Company received gross aggregate cash proceeds of $3,045,000. The investors included the following affiliates: the Tierney Family Trust of which Mr. Tierney, our Chairman of the Board of the Company, is a trustee, acquired 1,600,000 shares of common stock for which the Company received cash proceeds of $400,000: the Follman Family Trust of which Mr. Robert Follman, a director of the Company is a trustee, acquired 800,000 shares of common stock for which the Company received cash proceeds of $200,000: Mr. John Pappajohn, a director of the Company, acquired 400,000 shares of common stock for which the Company received cash proceeds of $100,000: Mr. Paul Buck, the Company’s CFO, acquired 100,000 shares of common stock for which the Company received cash proceeds of $25,000: Extuple Limited Partnership (“Extuple”) an accredited investor and a greater than 5% beneficial owner of the Company, invested $300,000 for 1,200,000 shares of common stock and Mr. & Mrs. Mark and Jill Oman, who are also greater than 5% beneficial owners of the Company, and an entity under their control acquired 1,400,000 shares of common stock for which the Company received cash proceeds of $350,000.

The third tranche, from October 7, 2013, through November 14, 2013, the Company sold and issued an aggregate of 1,900,000 shares of its common stock at a per share price of $0.25, in a private placement to 10 accredited investors, for which it received gross cash proceeds to the Company of $475,000. No affiliates participated in this tranche.

The fourth tranche, between January 14, 2014 and February 14, 2014, the Company sold and issued an aggregate of 4,000,000 shares of its Common Stock, par value $0.001, at a price of $0.25 per share, in a private placement to 20 accredited investors, for which it received gross cash proceeds to the Company of $1,000,000. The investors included the following affiliates: the Tierney Family Trust acquired 800,000 shares of Common Stock for which the Company received gross proceeds of $200,000: the Follman Family Trust acquired 800,000 shares of Common Stock for which the Company received cash proceeds of $200,000: George Carpenter, the Company’s Chief Executive Officer, and his wife Jill Carpenter acquired 200,000 shares of Common Stock for which the Company received cash proceeds of $50,000: Paul Buck, the Company’s, CFO, acquired 100,000 shares of Common Stock for which the Company received cash proceeds of $25,000.

The fifth tranche, between July 8, 2014 and July 23, 2014, the Company sold and issued an aggregate of 1,040,000 shares of its Common Stock, at a price of $0.25 per share, in a private placement to nine accredited investors, for which it received gross cash proceeds of $260,000. These investors included the Tierney Family Trust and Follman Family Trust, who each purchased 400,000 shares of Common Stock for $100,000 each; an entity beneficially owned by our Director, Walter Schindler, purchased 40,000 shares of Common Stock for $10,000; our Chief Executive Officer, George Carpenter and his wife Jill Carpenter, purchased 50,000 shares of Common Stock for $12,500; our CFO, Paul Buck, also purchased 50,000 shares of Common Stock for $12,500.

Between September 22, 2014, and March 18, 2015, the Company entered into a new Note Purchase Agreement (the “Note Purchase Agreement”) in connection with a bridge financing, with seven accredited investors, including lead investor RSJ Private Equity (“RSJ PE”).  Pursuant to the Note Purchase Agreement, the Company issued twelve secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $2.07 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: The Tierney Family Trust purchased three September 2014 Notes for $415,000; the Company’s Director, John Pappajohn, purchased two September 2014 Notes for $300,000; the Follman Family Trust purchased a September 2014 Note for $100,000; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000. The obligations represented by these September 2014 Notes are secured by substantially all of the assets of the Company.

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

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

Offering Costs

The Company applies Accounting Standards Codification (“ASC”) topic 505-10, Costs of an Equity Transaction, for recognition of offering costs. In accordance with ASC 505-10, the Company treats incremental direct costs incurred to issue shares classified as equity, as a reduction of the proceeds. Direct costs incurred before shares classified as equity are issued, are classified as an asset until the stock is issued. Indirect costs such as management salaries or other general and administrative expenses and deferred costs of an aborted offering are expensed.

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

Derivative accounting for convertible debt and warrants

The Company analyzes all financial instruments with features of both liabilities and equity under ASC-480-10 and ASC 815-10 whereby the Company determines the fair market carrying value of a financial instrument using the Black-Scholes model and revalues the fair market value on a quarterly basis. Any changes in carrying value flow through as other income (expense) in the income statement. As of September 30, 2013, the Company did not have any convertible debt or warrants, and therefore, had no associated derivative liabilities at that time. Between September 2014 and March 2015, the Company raised $2.07 million in a private placement of secured convertible debt at $0.25 per share of Common Stock. This debt instrument also has a ratchet requiring the determination of the fair market carrying value At issuance, the note discount and derivative liability using the Black-Scholes model was $179,200. Upon subsequent revaluations the derivative liability value was $153,100 and $85,800 as at September 30, 2014 and March 31, 2015 with a resultant $139,200 gain from derivative liabilities being booked to other income for the three months ended March 31, 2015, and a gain of $99,300 being booked to other income for the six months ended March 31, 2015.

Results of Operations for the three months ended March 31, 2015 and 2014

We only operate our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physicians/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three months ended
	March 31,
	2015	2014

Revenues	100%	100%
Cost of revenues	9	75
Gross profit	91	25
Research	110	103
Product development	918	885
Sales and marketing	838	238
General and administrative expenses	1,954	1,193
Operating loss	(3,729)	(2,394)
Other income (expense), net	401	(4)
Net expense before Discontinued Operations	(3,328)	(2,398)
Loss from Discontinued Operations	(4)	1
Net loss	(3,332)%	(2,397)%

Revenues

	Three months ended		Percent
	March 31,		Change
	2015	2014
Neurometric Service Revenues	$20,900	$39,300	(47)%

With respect to our Neurometric Services business, the number of third party paid PEER Reports delivered decreased to 48 for the three months ended March 31, 2015, down from 88 for the prior year’s three month period. The decrease was due to the halt of enrollment into the Walter Reed Clinical trial in May, 2014, pending an internal review. Consequently, no PEER Reports were ordered for the trial during the 2015 period. Our standard price per report is $400 to our non-military providers plus the fee for Company recorded EEGs and ancillary services; the price to our military clinical trial providers is $540, which includes the collection of the EEG. The average revenue per report was $410 per report for the 2015 period. The total numbers of free non-military PEER Reports processed were 3 and 22 for the three months ended March 31, 2015 and 2014 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Three months ended		Percent
	March 31,		Change
	2015	2014
Cost of revenues for Neurometric Services	$1,800	$29,400	(94)%

Cost of Neurometric Services revenues consisting of payroll costs (including stock-based compensation) and consulting costs which were as follows:

	Three months ended
	March 31,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$-	$22,700	$(22,700)
(2) Consulting fees	1,800	6,700	(4,900)
Total Costs of Revenues	$1,800	$29,400	$(27,600)

Consulting costs associated with the processing of second generation of PEER Online reports are between $10 and $60 per report. We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Comparing the three months ended March 31, 2015 with the corresponding period in 2014:

(1)	Salary and benefit expenses for the 2015 period were nil as a member of staff had left in 2014. This function was re-assigned to a consultant and other members of staff along with the rollout of our second generation of PEER Online which is more automated; and

(2)	Consulting fees declined for the 2015 period as we utilized a different consulting resource to artifact EEGs which were generated with our second release of the PEER Online reports.

Research

	Three months ended		Percent
	March 31,		Change
	2015	2014
Neurometric Services Research	$22,900	$40,500	(43)%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees, practitioner training costs, travel, conference and other miscellaneous costs which were as follows:

	Three months ended
	March 31,
Key Expense Categories	2015	2014	Change
(1) Salary and benefit costs	$10,400	$21,200	$(10,800)
(2) Consulting fees	10,000	16,700	(6,700)
(3) Other miscellaneous costs	2,500	2,600	(100)
Total Research	$22,900	$40,500	$(17,600)

Comparing the three months ended March 31, 2015 with the corresponding period in 2014:

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation, decreased for the 2015 as options grants for our medical consultants are becoming fully vested, therefore the amortization for the stock-based compensation is reduced;

(2)	Consulting costs increased for 2015 period as we entered into a consulting agreement with Dr. Schiller for the medical monitoring of the Walter Reed trial, the training of clinical trial investigators and new PEER Online users. Additionally Dr. Schiller is advising on product development; and

(3)	Other miscellaneous costs for 2015 and 2014 periods were substantially similar.

Product Development

	Three months ended		Percent
	March 31,		Change
	2015	2014
Neurometric Services Product Development	$191,900	$347,700	(45)%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, travel and miscellaneous costs which were as follows:

	Three months ended
	March 31,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$120,300	$113,100	$7,200
(2) Consulting fees	37,900	158,000	(120,100)
(3) System development costs	9,200	25,200	(16,000)
(4) Conference and travel	-	14,600	(14,600)
(5) Other miscellaneous costs	24,500	36,800	(12,300)
Total Product Development	$191,900	$347,700	$(155,800)

Comparing the three months ended March 31, 2015 with the corresponding period in 2014:

(1)	Salaries and benefits increased by a net $7,200 in the 2015 period as senior managers agreed in the 2014 period to forfeit a portion of their salaries in favor of receiving stock-based compensation in the form of options to purchase Common Stock at $0.25 per share along with the payout of their accrued salaries from prior periods. These accrued salaries were paid out over an extended period in place of their forfeited salaries; and consequently, the aforementioned reduction in salary expense was partially offset by the associated increase in stock-based compensation; Effective March 2015, managers have voluntarily agreed to reduce their salaries to $4,000 per month, for the time being, in order to conserve cash: deferred salaries are being accrued;

(2)	Consulting fees decreased by $120,100 for the 2015 period due to a reduction of staffing associated with the Walter Reed clinical trial. As enrollment into the clinical trial was suspended on May 2014, consequently staff was adjusted to the reduced workload. During the 2014 period we had a research staff of five while during the 2015 period staffing was reduced to one clinical research coordinator, who then left at the beginning of February 2015. The staff, which included clinical research coordinators and EEG technologists, were engaged as consultants through the Henry Jackson Foundation. Similarly, we have reduced the costs for the clinical research organization which oversees the clinical trial and data management processes as a result of the reduced workload;

(3)	System development and maintenance costs decreased in the 2015 due to the stage in the development cycle and in order to conserve cash;

(4)	Conference and travel costs were reduced to zero for the 2015 period as there were no visits to Walter Reed as the clinical trial enrollment had been suspended for the internal review. In the 2014 period we had personnel who regularly traveled to Bethesda, MD, to manage the Walter Reed trial; and

(5)	Other miscellaneous costs decreased by $12,300 due to the inactivity with the clinical trial.

Sales and marketing

	Three months ended		Percent
	March 31,		Change
	2015	2014
Sales and Marketing
Neurometric Services	$175,200	$93,400	88%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.

	Three months ended
	March 31,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$80,500	$52,200	$28,300
(2) Consulting fees	78,900	30,000	48,900
(3) Advertising and marketing costs	8,300	10,000	(1,700)
(4) Conferences and travel costs	5,900	200	5,700
(5) Other miscellaneous costs	1,600	1,000	600
Total Sales and marketing	$175,200	$93,400	$81,800

Comparing the three months ended March 31, 2015 with the corresponding period in 2014:

(1)	Salaries and benefits for the 2015 period had an increase of $28,300 largely due to an option to purchase Common Stock conditionally granted to a U.K. based consultant tasked with introducing the PEER Online system to a prospective customer in the U.K. and to obtain a licensing agreement;

(2)	Consulting fees for the 2015 period increased by $48,900: of this $30,000 were the consulting fees for the abovementioned U.K. based consultant; the remaining increase in expenses were for the placement of public relations opportunities, including “The Doctor’s” show on CBS television and for improvement in our website design. For the 2014 period the Company had engaged a marketing consultant, Decision Calculus Associates (“DCA”), to assist with social media and general marketing efforts. The DCA continued through February of 2015;

(3)	Advertising and marketing expenses remained substantially similar for the 2015 and 2014 periods;

(4)	Conference and travel costs increased for the 2015 period due to travel and related expenses associated with “The Doctor’s” on CBS television. In the 2014 period costs were minimal; and
(5)	Miscellaneous expenditures for the 2015 and 2014 periods were immaterial.

General and administrative

	Three months ended		Percent
	March 31,		Change
	2015	2014
General and administrative
Neurometric Services	$408,300	$469,000	(13)%

General and administrative expenses for our Neurometric Information Services business are largely comprised of payroll and benefit costs, including stock-based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs and miscellaneous costs.

	Three months ended
	March 31,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$183,700	$250,500	$(66,800)
(2) Legal fees	67,800	59,700	8,100
(3) Other professional and consulting fees	21,500	31,500	(10,000)
(4) Patent costs	30,700	39,400	(8,700)
(5) Marketing and investor relations costs	3,300	1,100	2,200
(6) Conference and travel costs	28,000	8,300	19,700
(7) Dues & subscriptions fees	20,200	21,300	(1,100)
(8) General admin and occupancy costs	53,100	57,200	(4,100)
Total General and administrative costs	$408,300	$469,000	$(60,700)

Comparing the three months ended March 31, 2015 with the corresponding period in 2014:

(1)	Salaries and benefit expenses decreased for the 2015 period for several reasons: (a) Stock option grants for officers, directors and consultants became fully vested and consequently the amortization of option expenses were reduced by $167,400. This reduction was offset by (b) in the 2014 period, corporate officers had agreed to forfeit their current salaries in favor of receiving stock-based compensation in the form of options with an exercise price of $0.25 per share of Common Stock along with the payout of their accrued salaries from prior periods which were owed to them. These accrued salaries were paid out in the first part of the fiscal 2014 period in place of their forfeited current salaries. The resultant increase in salaries and associated taxes was $98,900 in the 2015 period over the 2014 period. Effective February 28, 2015, corporate officers have voluntarily agreed to reduce their salaries to $4,000 per month, for the time being, in order to conserve cash. Deferred salaries are being accrued;

(2)	Legal fees showed a net increase for the 2015 period: (a) since activity on the Brandt litigation is currently on hold, no legal expenses were incurred during the 2015 period compared to the $7,000 incurred in the 2014 period; (b) general and securities legal expenses increased for the 2015 period largely due to expenses relating to the Secured Convertible Note financing. (c) other legal fees associated with our lobbying efforts remained the same;

(3)	Other professional and consulting fees decreased in the 2015 period as $10,000 relating to the our tax preparation expense had not yet been incurred;

(4)	Patent costs decreased by $8,700 due to the timing and volume of patent applications and maintenance costs;

(5)	Marketing and investor relations costs had a minor $2,200 increase in the 2015 period;

(6)	Conference and travel costs for the 2015 period increased by $19,700 due to (a) travel to the U.K. to investigate a licensing opportunity; and (b) a non-deal investor roadshow set up by our investor relations firm, Red Chip Companies, Inc.;

(7)	Dues and subscription cost for 2015 and 2014 periods were substantially similar; and

(8)	General and administrative expenses decreased in the 2015 period with marginal decreases in insurance and telecommunications costs.

Other Income and Expenses

	Three months ended		Percent
	March 31,		Change
Other Income (Expenses)	2015	2014
Neurometric Services income (expense), net	$84,600	$(600)	*

* (Not Meaningful)

For the three months ended March 31, 2015 and 2014 net other non-operating income (loss) for Neurometric Services was as follows:

•	For the 2015 period, we incurred non-cash interest charges totaling $54,600 of which $22,100 was accrued interest on our convertible promissory notes at 5% per annum; the remaining balance was comprised of $32,000 of beneficial conversion discount amortization on convertible promissory notes; only $500 was for actual net interest paid in cash during that period. For the 2014 period we incurred only $600 in net interest expense which was paid in cash; we incurred no non-cash interest charges.

•	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the change in fair value of non-hedging derivative instrument are to be recognized in current earnings. For the 2015 period we revaluated our derivative liabilities for the convertible promissory note beneficial conversion feature which resulted in a non-cash gain on derivative liabilities of $139,200. For the 2014 period we had no derivative instruments to value and consequently no associated expense or gain.

Net Loss from Continuing Operations

	Three months ended		Percent
	March 31,		Change
	2015	2014
Neurometric Services net loss	$(695,400)	$(942,300)	(26)%

The net loss for our Neurometric Services business of $695,400 for the three months ended March 31, 2015 compared to the approximately $942,300 loss for the same period in the prior year is primarily due to an overall reduction of operating expenses of $161,000 largely due to the suspension of the clinical trial. Secondarily, as mentioned above, we benefited from a net gain of $84,600 in Other Income largely due to the revaluation of derivative liabilities.

Net gain (loss) from Discontinued operations:

	Three months ended		Percent
	March 31,		Change
	2015	2014
Clinical Services net gain (loss)	(900)	300	2%

For our Clinical Services the net loss for the three months ended March 31, 2015 of $900 is an increase over the same period in 2014 period in which we had a minor adjustment for an expense booked in the prior period. As there were no ongoing operations during either the 2015 or 2014 period, the expenditures incurred were largely due to medical record storage fees.

Results of Operations for the six months ended March 31, 2015 and 2014

We only operate our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physician/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Six months ended
	March 31,
	2015	2014

Revenues	100%	100%
Cost of revenues	7	79
Gross profit	93	21
Research	107	86
Product development	1,001	800
Sales and marketing	606	219
General and administrative expenses	1,945	1,175
Operating loss	(3,566)	(2,259)
Other income (expense), net	(25)	1,306
Net expense before Discontinued Operations	(3,591)	(953)
Loss from Discontinued Operations	(4)	(4)
Net loss	(3,595)%	(957)%

Revenues

	Six months ended		Percent
	March 31,		Change
	2015	2014
Neurometric Service Revenues	$43,700	$84,300	(48)%

With respect to our Neurometric Services business, the number of third party paid PEER Reports delivered decreased to 102 for the six months ended March 31, 2015, down from 192 for the prior year’s three month period. The decrease was due to the halt of enrollment into the Walter Reed Clinical trial in May, 2014, pending an internal review. Consequently, no PEER Reports were ordered for the trial during the 2015 period. Our standard price per report is $400 to our non-military providers plus the fee for Company recorded EEGs and ancillary services; the price to our military clinical trial providers is $540, which includes the collection of the EEG. The average revenue per report was $417 per report for the 2015 period. The total number of free non-military PEER Reports processed were 4 and 49 for the six months ended March 31, 2015 and 2014 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Six months ended		Percent
	March 31,		Change
	2015	2014
Cost of revenues for Neurometric Services	$2,900	$66,900	(96)%

Cost of Neurometric Services revenues consisting of payroll costs (including stock-based compensation) and consulting costs which were as follows:

	Six months ended
	March 31,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$-	$50,100	$(50,100)
(2) Consulting fees	2,900	16,800	(13,900)
Total Costs of Revenues	$2,900	$66,900	$(64,000)

Consulting costs associated with the processing of second generation of PEER Online reports are between $10 and $60 per report. We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Comparing the six months ended March 31, 2015 with the corresponding period in 2014:

(1)	Salary and benefit expenses for the 2015 period were $0 as a member of staff had left in 2014. This function was re-assigned to a consultant and other members of staff along with the rollout of our second generation of PEER Online which is more automated, and

(2)	Consulting fees declined for the 2015 period as we utilized a different consulting resource to artifact EEGs which were generated with our second release of the PEER Online reports.

Research

	Six months ended		Percent
	March 31,		Change
	2015	2014
Neurometric Services Research	$46,700	$72,200	(35)%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees, and other miscellaneous costs which were as follows:

	Six months ended
	March 31,
Key Expense Categories	2015	2014	Change
(1) Salary and benefit costs	$20,800	$46,900	$(26,100)
(2) Consulting fees	20,000	20,000	-
(3) Other miscellaneous costs	5,900	5,300	600
Total Research	$46,700	$72,200	$(25,500)

Comparing the six months ended March 31, 2015 with the corresponding period in 2014:

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation, decreased for the 2015 period as options grants for our medical consultants are becoming fully vested, therefore reducing the amortization for the stock-based compensation;

(2)	Consulting costs remained the same for 2015 period as we entered into a consulting agreement with Dr. Schiller for the medical monitoring of the Walter Reed study, the training of clinical trial investigators and new PEER Online users. Additionally Dr. Schiller is advising on product development; and

(3)	Other miscellaneous costs for the 2015 and 2014 periods were substantially similar.

Product Development

	Six months ended		Percent
	March 31,		Change
	2015	2014
Neurometric Services Product Development	$437,500	$674,300	(35)%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, travel and miscellaneous costs as follows:

	Six months ended
	March 31,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$238,900	$185,600	$53,300
(2) Consulting fees	138,500	358,900	(220,400)
(3) System development costs	28,200	46,500	(18,300)
(4) Conference and travel	-	40,000	(40,000)
(5) Other miscellaneous costs	31,900	43,300	(11,400)
Total Product Development	$437,500	$674,300	$(236,800)

Comparing the six months ended March 31, 2015 with the corresponding period in 2014:

(1)	Salaries and benefits increased by a net $53,300 in the 2015 period as managers had agreed to forfeit a portion of their salaries during the 2014 period in favor of receiving stock-based compensation in the form of options with an exercise price of $0.25 per share of Common Stock along with the payout of their accrued salaries from prior periods. These accrued salaries were paid out over an extended period in place of their forfeited salaries; and consequently, the aforementioned reduction in salary expense was partially offset by the associated increase in stock-based compensation. Effective March 2015, managers have voluntarily agreed to reduce their salaries to $4,000 per month, for the time being, in order to conserve cash: deferred salaries are being accrued;

(2)	Consulting fees decreased by $220,400 for the 2015 period primarily due to a reduction of staffing associated with the Walter Reed clinical trial. As enrollment into the clinical trial was suspended on May 2014, consequently staff was adjusted to the reduced workload. During the 2014 period we had a research staff of five while during the 2015 period it was reduced to two until the beginning of February when the last staff member rolled off the clinical trial. The staff, which included clinical research coordinators and EEG technologists, were engaged as consultants through the Henry Jackson Foundation. Similarly, as result of the reduced workload, we have reduced the costs for the clinical research organization which oversees the clinical trial and data management processes;

(3)	System development and maintenance costs decreased in the 2015 due to the stage in the development cycle and in order to conserve cash. In the 2014 period, system development focused on updating our PEER Online system and Administrative dashboard applications;

(4)	Conference and travel costs were eliminated for the 2015 period as there were no visits to Walter Reed as the clinical trial enrollment had been suspended for the internal review. In the 2014 period we had personnel who had relocated to Bethesda, MD, to manage the trial; and

(5)	Other miscellaneous costs decreased $11,400 in the 2015 period due to the suspension of the clinical trial. In the 2014 period we incurred a $28,000 expense as we had entered into an agreement with a manufacturer of EEG equipment to modify their equipment to be compatible with the Neuroguide system which is used in the generation of the PEER Online reports.

Sales and marketing

	Six months ended		Percent
	March 31,		Change
	2015	2014
Sales and Marketing
Neurometric Services	$264,900	$184,900	43%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.

	Six months ended
	March 31,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$117,500	$106,600	$10,900
(2) Consulting fees	108,900	60,000	48,900
(3) Advertising and marketing costs	29,000	11,500	17,500
(4) Conferences and travel costs	7,700	4,500	3,200
(5) Other miscellaneous costs	1,800	2,300	(500)
Total Sales and marketing	$264,900	$184,900	$80,000

Comparing the six months ended March 31, 2015 with the corresponding period in 2014:

(1)	Salaries and benefits for the 2015 period had an increase of $10,900 over the 2014 period. This was primarily due to net increase in stock-based compensation as a result of an option grant to a U.K. based consultant tasked with obtaining a licensing agreement in the U.K. This expense was offset by older option grants becoming fully vested thereby reducing the option amortization expense incurred;

(2)	Consulting fees for the 2015 period increased by $48,900: primarily due to $30,000 of the consulting fees for the abovementioned U.K. based consultant; the remaining increase in expenses were for the placement of public relations opportunities, including “The Doctor’s” show on CBS television and for improvement in our website design. For the 2014 period the Company had engaged a marketing consultant, Decision Calculus Associates (“DCA”), to assist with social media and general marketing efforts. The DCA continued through February of 2015;

(3)	Advertising and marketing expenses increased in the 2015 period primarily because we engaged in six-week test marketing campaign using social media. Results from the campaign were encouraging and showed a demonstrable increase in leads at a cost of approximately $75 per lead. During the 2014 period these expenses were limited to marketing for the Walter Reed clinical trial;

(4)	Conference and travel costs increased for the 2015 period due to travel expenses related to being on “The Doctor’s” show in Los Angeles. In the 2014 period costs were minimal; and

(5)	Miscellaneous expenditures for the 2015 and 2014 periods were immaterial.

General and administrative

	Six months ended		Percent
	March 31,		Change
	2015	2014
General and administrative
Neurometric Services	$850,100	$990,600	(14)%

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs and miscellaneous costs.

	Six months ended
	March 31,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$363,600	$524,000	$(160,400)
(2) Legal fees	120,500	138,700	(18,200)
(3) Other professional and consulting fees	71,500	98,100	(26,600)
(4) Patent costs	58,500	57,700	800
(5) Marketing and investor relations costs	48,600	2,900	45,700
(6) Conference and travel costs	42,900	25,000	17,900
(7) Dues & subscriptions fees	38,500	37,000	1,500
(8) General admin and occupancy costs	106,000	107,200	(1,200)
Total General and administrative costs	$850,100	$990,600	$(140,500)

Comparing the six months ended March 31, 2015 with the corresponding period in 2014:

(1)	Salaries and benefit expenses decreased for the 2015 period for several reasons: (a) Stock option grants for officers, directors and consultants became fully vested and consequently the amortization of option expenses were reduced by $381,600. This reduction was offset by (b) in the 2014 period, corporate officers had agreed to forfeit their current salaries in favor of receiving stock-based compensation in the form of options with an exercise price of $0.25 per share of Common Stock along with the payout of their accrued salaries from prior periods which were owed to them. These accrued salaries were paid out in the first part of the fiscal year 2014 in place of their forfeited current salaries. The resultant increase in salaries in the 2015 over the 2014 period was $154,200. Effective February 28, 2015, corporate officers have voluntarily agreed to reduce their salaries to $4,000 per month, for the time being, in order to conserve cash: deferred salaries are being accrued.

(2)	Legal fees showed a net decrease for the 2015 period: (a) since activity on the Brandt litigation is on hold, no legal expenses were incurred during the 2015 period compared to $21,700 in the 2014 period; (b) general and securities legal expenses were substantially similar for the two periods; (c) other legal fees associated with our lobbying efforts decreased slightly.

(3)	Other professional and consulting fees decreased by $26,600 in the 2015 period as (a) $16,500 in Public Relations consulting fees incurred in the 2014 period did not reoccur in the 2015 period, and (b) the balance of the expenditure which were for audit and tax fees decreased by $10,100 as the tax fees had not yet been incurred for the 2015 period;

(4)	Patent costs were substantially similar for the two periods;

(5)	Marketing and investor relations costs increased in the 2015 period by $45,700 of which $22,500 was for the monthly engagement fees of the RedChip Companies, Inc. and $21,600 was the fair value of the warrant to purchase Common Stock at $0.25 share issued to RedChip for their services;

(6)	Conference and travel costs for the 2015 period increased by $17,900 due to (a) travel to the U.K. to investigate a licensing opportunity; and (b) a non-deal investor roadshow set up by our investor relations firm, Red Chip Companies, Inc.;

(7)	Dues and subscription costs increased marginally in the 2015 period with the increase of software licenses for providers accessing PEER Online portal; and

(8)	General and administrative expenses decreased marginally in the 2015 period with minor decreases in telecommunications costs.

Other Income and Expenses

	Six months ended		Percent
	March 31,		Change
Other Income (Expenses)	2015	2014
Neurometric Services income (expense), net	$(6,700)	$1,103,500	*

* (Not Meaningful)

For the six months ended March 31, 2015 and 2014 net other non-operating income for Neurometric Information Services was as follows:

•	For the 2015 period, we incurred non-cash interest charges totaling $6,700 of which $42,800 was accrued interest on our convertible promissory notes at 5% per annum; the remaining balance was comprised of $61,900 of beneficial conversion discount amortization on convertible promissory notes; only $1,400 was for actual net interest paid in cash during that period. For the 2014 period we incurred only $1,700 in net interest expense which was paid in cash; we incurred no non-cash interest charges.

•	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the change in fair value of non-hedging derivative instrument are to be recognized in current earnings. For the 2015 period we revaluated our derivative liabilities for the promissory note beneficial conversion feature which resulted in a non-cash gain on derivative liabilities of $99,300. For the 2014 period we had no derivative instruments to value and consequently no associate expense or gain.

•	For the 2014 period we experience a non-cash gain on the extinguishment of debt of $1,105,200 related to the settlement of a long-outstanding trade payable balance which was renegotiated. For the 2015 period we had no similar transaction.

Net Loss from Continuing Operations

	Six months ended		Percent
	March 31,		Change
	2015	2014
Neurometric Services net loss	$(1,569,100)	$(803,700)	95%

The net loss for our Neurometric Services business of $1,569,100 for the six months ended March 31, 2015 compared to the approximately $803,700 loss for the same period in the prior year is primarily due to the approximately $1.1 million in non-cash Other Income from the extinguishment of debt transaction as described above.

In general for the six months ended March 31, 2015, all cost centers, except for Sales & Marketing, reduced their expenditures when compared to the prior year’s period. However due to the suspension of enrollment into the Walter Reed trial, revenues were also reduced during the 2015 period. We anticipate that enrollment into the clinical trial will resume later in fiscal 2015.

Loss from Discontinued operations:

	Six months ended		Percent
	March 31,		Change
	2015	2014
Clinical Services net loss	(1,800)	(3,300)	(45)%

For our Clinical Services, the net loss for the six months ended March 31, 2015 of $1,800 is a decrease of $1,500 over the same period in the prior year. As there were no ongoing operations during either the 2015 or 2014 period, the losses incurred were due to medical record storage fees and, in 2014, charges associated with the lease.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of March 31, 2015, and 2014 we had accumulated deficits of approximately $60.8 million and $57.4 million respectively. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. Our management expects that with our Walter Reed clinical trial, sales and marketing and general and administrative cost, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of March 31, 2015, we had approximately $310,000 in cash and cash equivalents and a working capital deficit of approximately $3.2 million. This is comparable to our cash position of approximately $783,800 in cash and cash equivalents as of March 31, 2014, and a working capital deficit of $536,400. The increase in our working capital deficit is due to the maturity date of our Secured Convertible Notes, and interest thereon, being March 21, 2016; since this maturity date is within a year, these liabilities are now classified as current instead of long-term.

Between September 22, 2014, through March 18, 2015, the Company entered into a new Note Purchase Agreement (the “Note Purchase Agreement”) in connection with a bridge financing, with nine accredited investors, including lead investor RSJ Private Equity (“RSJ PE”).  Pursuant to the Note Purchase Agreement, the Company issued twelve secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $2.07 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: The Tierney Family Trust, of which the Company’s Chairman of the Board, Thomas Tierney, is a trustee, purchased a three September 2014 Notes for $415,000; the Company’s Director, John Pappajohn, purchased two September 2014 Notes for $300,000; the Follman Family Trust of which Robert Follman is a Director of the Company, purchased a September 2014 Note for $100,000; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000. The obligations represented by these September 2014 Notes are secured by substantially all of the assets of the Company and mature on March 21, 2016. We do not now have, and will not likely have on the maturity date thereof, the cash necessary to repay the Notes when they become due.  If we are unable to repay the Notes when due, the holders could pursue any remedies available to them, which could result in a complete foreclosure on their security interest in the assets of the Company.

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

We expect to continue to incur operating losses in the future. We anticipate that our cash on hand and cash generated through our operations will not be sufficient to fund our operations beyond the next few months. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could cause us to have to cease operations.

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

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings. From June, 2010, through to November, 2012, we raised $9.6 million through five rounds of private placements of convertible secured notes with 34 accredited investors. All the aforementioned notes were converted, along with the interest thereon, by September 30, 2013. Of these notes, $5.6 million, or 58% in principal amount, were purchased by directors, officers and affiliates of the Company.

Since February, 2013, through July 2014 we raised $4.8 million through the private placement of equity at $0.25 per share of Common Stock. Of this equity offerings $2.1 million, or 44%, were purchased by directors, officers and affiliates of the Company.

Between September 2014, and March 2015 we raised $2.1 million through the private placement of secured convertible debt with an exercise price of $0.25. Of this funding $1.0 million, or 49%, was acquired by directors, officers and affiliates of the Company.

For details of these financings please See Note 4 and Note 7 of the Notes to the Consolidated Financial Statements.

 Cash Flows

Net cash used in operating activities was $1.3 million for the six months ended March 31, 2015 compared to $1.88 million for the same period in 2014.  The $0.58 million reduction in the use of cash was primarily due to (1) accounts payable settlements that occurred during the 2014 period. Furthermore, operational expenses during the 2014 period were also reduced as enrollment into the Walter Reed Trial was on hold pending the internal review.

No cash was used in or provided by investing activities for the six months ended March 31, 2015 or 2014.

Financing activities for the six months ended March 31, 2015, were $0.4 million in cash proceeds from the private placement with accredited investors of Secured Convertible Notes, which convert at $0.25 per share. For the six months ended March 31, 2014, net proceeds of $1.4 million were raised through the sale of Common Stock in a private placement with accredited investors at $0.25 per share. Cash used in the repayment of capital leases during the six months ended March 31, 2015 and 2014 was $1,900 and $3,500 respectively.

Net cash used in discontinued operations for the six months ended March 31, 2015 was $21,300 which was primarily for costs associated with NTC’s accounts payable and the cost of medical record storage. For the same period ended March 31, 2014, the net cash used was $39,500 which was primarily for NTC’s accounts payable, medical record storage and costs associated with the lease.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15, as of March 31, 2015, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

To the knowledge of our management, including our PEO and PFO, none of the aforementioned significant deficiencies led to a misstatement of our results of operations for the six months ended March 31, 2015, or statement of financial position as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

During the quarterly period ending March 31, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From September 22, 2014, through March 18, 2015, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) in connection with a bridge financing, with nine accredited investors. Pursuant to the Note Purchase Agreement, the Company issued twelve secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $2.1 million.

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

* Will be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS Response, Inc.

Date: May 15, 2015		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer (Principal Executive Officer)

/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer (Principal Financial Officer)

