Form 10-Q/A
period 2015-03-31
CNS RESPONSE, INC.
filed 2015-05-18
CIK 822370

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, originally filed with the Securities and Exchange Commission on May 15, 2015 (the “Original Form 10-Q”), is to furnish the exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K.

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

CNS Response, Inc.

Date: May 18, 2015		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer
(Principal Executive Officer)

/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer
(Principal Financial Officer)