Form 10-Q
period 2015-06-30
CNS RESPONSE, INC.
filed 2015-08-14
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, the issuer had 101,667,409 shares of common stock, par value $.001 per share, issued and outstanding.

CNS RESPONSE, INC.

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the nine months ended June 30,
	2015	2014	2015	2014
REVENUES
Neurometric Services	$31,000	$26,100	$74,600	$110,400

Cost of neurometric services revenue	1,200	5,200	4,100	72,100
Research	22,700	20,700	69,400	92,900
Product development	121,900	376,100	559,300	1,050,500
Sales and marketing	31,100	105,600	296,000	290,500
General and administrative	409,400	533,100	1,259,500	1,523,700

Total operating expenses	586,300	1,040,700	2,188,300	3,029,700

OPERATING LOSS	(555,300)	(1,014,600)	(2,113,700)	(2,919,300)

OTHER INCOME (EXPENSE):
Interest expense, net	(65,900)	(1,300)	(171,900)	(2,900)
Gain on extinguishment of debt	—	—	—	1,105,200
Gain on change in fair value of derivative liability	85,900	—	185,200	—
Total other income (expense)	20,000	(1,300)	13,300	1,102,300
LOSS BEFORE PROVISION FOR INCOME TAXES	(535,300)	(1,015,900)	(2,100,400)	(1,817,000)
Provision for income taxes	800	1,800	4,700	4,300
LOSS FROM CONTINUING OPERATIONS	$(536,100)	$(1,017,700)	$(2,105,100)	$(1,821,300)
Loss from discontinued operations	(700)	(1,100)	(2,500)	(4,400)
NET LOSS	$(536,800)	$(1,018,800)	$(2,107,600)	$(1,825,700)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Combined Net Loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	101,667,409	100,573,956	101,667,409	98,546,223

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited As at June 30,	As at September 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$141,800	$1,240,600
Accounts receivable (net of allowance for doubtful accounts of $1,200 and $1,200 as of June 30, 2015 and September 30, 2014 respectively)	11,900	9,300
Prepaids and other assets	98,900	58,200
Total current assets	252,600	1,308,100
Furniture and equipment, net	2,800	8,700
Other assets	17,700	19,300
TOTAL ASSETS	$273,100	$1,336,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable (including $36,200 and $41,300 to related parties as June 30, 2015 and September 30, 2014 respectively)	$833,400	$868,900
Accrued liabilities	62,900	26,200
Accrued compensation (including $226,100 and $71,700 to related parties as of June 30, 2015 and September 30, 2014 respectively)	592,000	342,000
Deferred revenue - grant funds	45,900	45,900
Secured convertible debt (net of discounts $106,200 and $174,200 as of June 30, 2015 and September 30, 2014 respectively)	2,158,800	1,475,800
Accrued interest	71,800	2,600
Derivative liability	—	153,100
Current portion of capital lease	3,300	3,500
Liabilities of discontinued operations	147,900	177,200
Total current liabilities	3,916,000	3,095,200

LONG-TERM LIABILITIES
Capital lease	—	2,500
Total long-term liabilities	—	2,500
TOTAL LIABILITIES	3,916,000	3,097,700
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value; authorized 180,000,000 shares and issued and outstanding 101,667,409 shares as of June 30, 2015 and September 30, 2014.	101,700	101,700
Additional paid-in capital	57,576,500	57,350,200
Accumulated deficit	(61,321,100)	(59,213,500)
Total stockholders’ deficit	(3,642,900)	(1,761,600)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$273,100	$1,336,100

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(2,107,600)	$(1,825,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	2,500	4,400
Depreciation and amortization	6,000	7,800
Amortization of discount on bridge notes issued	100,100	—
Gain on change in fair value of derivative liability	(185,200)	—
Stock-based compensation	204,700	839,700
Gain on extinguishment of debt	—	(1,105,200)
Non-cash interest expense	69,200	—
Valuation of warrants – investor relations	21,600	—
Changes in operating assets and liabilities
Accounts receivable	(2,600)	20,800
Prepaids and other	(40,700)	(33,400)
Accounts payable and accrued liabilities	1,200	(101,500)
Deferred compensation	250,000	(421,100)
Deferred revenue grant funds	—	45,900
Net cash used in operating activities	$(1,680,800)	$(2,568,300)
INVESTING ACTIVITIES:
Disposal of equipment	1,500	—
Net cash provided by investing activities	$1,500	$—
FINANCING ACTIVITIES:
Repayment of a capital lease	(2,700)	(5,300)
Net proceeds from secured notes	615,000	—
Net proceeds from purchase of common stock	—	1,431,000
Net cash provided by financing activities	$612,300	$1,425,700
Net cash used in continuing operations	$(1,067,000)	$(1,142,600)
DISCONTINUED OPERATIONS
Net Cash used in discontinued operating activities	(31,800)	(67,100)
Net Cash used in discontinued operations	$(31,800)	$(67,100)
NET DECREASE IN CASH	(1,098,800)	(1,209,700)
Cash – beginning of period	1,240,600	1,273,600
Cash – end of period	$141,800	$63,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,700	$3,300
Income taxes	$4,700	$4,300
Non-cash financing activities:
Placement agent warrants issued	$—	$44,100
Shares issued as payment for accounts payable	$—	$361,500

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2015 AND 2014

	Common Stock		Additional Paid-in	Accumulated
For nine months ended June 30, 2015	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2014 (Audited)	101,667,409	$101,700	$57,350,200	$(59,213,500)	$(1,761,600)
Stock-based compensation	—	—	204,700	—	204,700
Warrant valuation – Investor Relations	—	—	21,600	—	21,600
Net loss for the nine months ended June 30, 2015	—	—	—	(2,107,600)	(2,107,600)
Balance at June 30, 2015	101,667,409	$101,700	$57,576,500	$(61,321,100)	$(3,642,900)

	Common Stock		Additional Paid-in	Accumulated
For nine months ended June 30, 2014	Shares	Amount	Capital	Deficit	Total
BALANCE - September 30, 2013 (Audited)	92,716,562	$92,700	$54,298,000	$(56,550,700)	(2,160,000)
Stock-based compensation	—	—	839,700	—	839,700
Stock issued for private placement shares	5,900,000	5,900	1,425,100	—	1,431,000
Stock issued in lieu of cash to creditors	1,446,380	1,400	360,100	—	361,500
Stock issued for cashless exercise of warrants	564,467	600	(600)	—	—
Net loss for the nine months ended June 30, 2014	—	—	—	(1,825,700)	(1,825,700)
Balance at June 30, 2014	100,627,409	$100,600	$56,922,300	$(58,376,400)	$(1,353,500)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CNS RESPONSE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

The Company is a cloud-based predictive analytics company that provides objective clinical decision support to mental healthcare providers for the treatment of behavioral disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder (“PTSD”). The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to certain medications for the treatment of behavioral disorders. In April 2013, the Company commenced a reimbursed clinical trial at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital (“Fort Belvoir”) (collectively, the “Walter Reed PEER Trial”) using its neurometric platform to provide PEER Reports to military psychiatrists treating patients primarily for depression with various comorbidities, including PTSD and mild traumatic brain injury (“mTBI”). In April 2014, based on an interim analysis of less than 10% of the planned clinical trial enrollees, statistically significant results were achieved for ten of twelve endpoints of the Walter Reed PEER Trial. In May 2014, following the interim analysis, the Walter Reed Institutional Review Board (the “Walter Reed IRB”) suspended enrollment of new patients in order to conduct an internal review. Our management expected enrollment of the Walter Reed PEER Trial to recommence in 2015: however, due to limited action on the part of the Walter Reed IRB, or Walter Reed Leadership, and no formal communication or due-process, we now believe that the Walter Reed PEER Trial is unlikely to re-start in the foreseeable future. Consequently, management intends to conduct a clinical trial focused on Southern California (the “SoCal Trial”) and using substantially the same protocol as had been approved by the Walter Reed IRB. Our management believes the SoCal Trial will provide additional information to demonstrate the clinical and economic utility of our neurometric platform.

The Company acquired the Neuro-Therapy Clinic, Inc. (“NTC”) on January 15, 2008, to provide behavioral health care services.  NTC’s operations were discontinued effective September 30, 2012. See Note 3. Discontinued Operations.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has a limited operating history and its operations are subject to certain problems, expenses, difficulties, delays, complications, risks and uncertainties frequently encountered in the operation of a business with a limited operating history. These risks include the ability to obtain adequate financing on a timely basis, if at all, the failure to develop or supply technology or services to meet the demands of the marketplace, the failure to attract and retain qualified personnel, competition within the industry, government regulation and the general strength of regional and national economies.

The Company’s continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern. The Company has limited cash resources for its operations and will need to raise additional funds to meet its obligations as they become due.

To date, the Company has financed its cash requirements primarily from debt and equity financings.  The Company will need to raise additional funds immediately to continue its operations and needs to raise substantial additional funds before the Company can increase demand for its PEER Online services. Until it can generate a sufficient amount of revenues to finance its cash requirements, which it may never do, the Company must continue to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Quarterly Report on Form 10-Q.  The Company continues to explore additional sources of capital, but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of CNS Response, Inc. (“CNS,” “we,” “us,” “our” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all the accounts of CNS and its wholly-owned subsidiaries, CNS California and NTC. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2015 and our operating results, cash flows, and changes in stockholders’ deficit for the interim periods presented. The September 30, 2014 balance sheet was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended September 30, 2014, which are included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on December 29, 2014.

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

The results of operations for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for future periods or for the year ending September 30, 2015.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of CNS Response, Inc., an inactive parent company, and its wholly-owned subsidiaries, CNS California and NTC.  All significant intercompany transactions have been eliminated in consolidation. NTC is accounted for as a discontinued operation. See Note 3. Discontinued Operations.

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At June 30, 2015, cash did not exceed the federally insured limit.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2015, the Company’s only derivative financial instrument were a series of convertible notes with a “reset” and “dilutive issuance” clause within the notes relating to the conversion price from dilutive share issuance. Due to the reduction in the market price of the Company’s stock below the minimum conversion price of the convertible notes, these convertible notes had no derivative value when using the Black-Scholes model. See Notes 4, Convertible Debt and Equity Financings & 5, Derivative Liabilities.

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

The Company also analyzes all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ), ASC 815-10 (formerly SFAS 133, Accounting for Derivative Instruments and Hedging Activities ) and ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ).

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

The Company used Level 2 inputs for its valuation methodology for the conversion option liability in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

June 30, 2015
Annual dividend yield	—
Expected life (years)	0.5
Risk-free interest rate	0.11%
Expected volatility	42%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2015
	June 30,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Secured Convertible Debt	$2,158,800	$—	$2,265,000	$—
Total	$2,158,800	$—	$2,265,000	$—

For the nine months ending June 30, 2015 the Company recognized a gain of $185,200 on the change in fair value of derivative liabilities.  For the nine months ending June 30, 2014 the Company had no derivative liabilities or change in fair valuation thereon.  As at June 30, 2015 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection.

Furniture and Equipment

Fixed assets, which are recorded at cost, consist of office furniture and equipment and are depreciated over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be from 3 to 5 years.  Depreciation for the nine months ended June 30, 2015 and 2014 was $6,000 and $7,800 respectively.  Accumulated depreciation at June 30, 2015 and 2014 was $73,400 and $67,100 respectively.

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

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the three and nine months ended June 30, 2015 and 2014.

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

Accounts Payable

This consists of trade payables of which $511,500 is for legal services.

Deferred Revenue

Deferred revenue represents revenue collected but not earned as of June 30, 2015. This represents a philanthropic grant for the payment of PEER Reports ordered for the Walter Reed PEER Trial during calendar 2014, which were otherwise not paid for by Walter Reed or Fort Belvoir. These deferred revenue grant funds as of June 30, 2015 and 2014, are $45,900 and $45,900.

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

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the three and nine months ended June 30, 2015 we incurred advertising expenses of $0 and $18,700 respectively; for the three and nine months ended June 30, 2014 no advertising expenses were incurred.

Stock-Based Compensation

The Company has adopted ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment - revised 2004) and related interpretations which establish the accounting for equity instruments exchanged for employee services. Under ASC 718-20, share-based compensation cost to option grantees, being employees, directors and consultants, and is measured at the grant date based on the calculated fair value of the award. See Note 5. Derivative Liabilities for further discussion on valuations. The expense is recognized over the option grantees’ requisite service period, generally the vesting period of the award.

Comprehensive Loss

ASC 220-10 (formerly, SFAS No. 130, Reporting Comprehensive Income), requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive loss is the same as its reported net loss for the nine months June 30, 2015 and 2014.

Loss per Share

The Company has adopted GAAP regarding earnings (loss) per share, which requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share.

Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue the Company’s common stock, par value $0.001 per share (the “Common Stock”) were exercised and converted into Common Stock.

Recent Accounting Pronouncements

Apart from the below-mentioned recent accounting pronouncements, there are no new accounting pronouncements that are currently applicable to the Company.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03 is to simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

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

Summary Financial Data of Discontinued Operations:

Revenues, income before income taxes and net loss of NTC which are included in discontinued operations are as follows:

	Three Months ended June 30,
	2015	2014
Neuro-Therapy Clinic
Revenues	$—	$—
Expenses	700	1,100
Operating Loss before taxes	$(700)	$(1,100)
Taxes	—	—
Net Loss	$(700)	$(1,100)

	Nine Months ended June 30,
	2015	2014
Neuro-Therapy Clinic
Revenues	$—	$—
Expenses	2,500	4,400
Operating Loss before taxes	$(2,500)	$(4,400)
Taxes	—	—
Net Loss	$(2,500)	$(4,400)

The assets and liabilities of NTC are as follows:

	(Unaudited) June 30,	September 30,
	2015	2014
ASSETS:
Assets of Discontinued Operations	$—	$—

LIABILITIES:
Accounts Payable	$86,600	$86,600
Accrued Payroll Liabilities	61,300	90,600
Liabilities of Discontinued Operations	$147,900	$177,200

4.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

Between September 22, 2014, and June 03, 2015, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) in connection with a bridge financing, with nine accredited investors, including lead investor RSJ Private Equity (“RSJ PE”).  Pursuant to the Note Purchase Agreement, the Company issued fourteen secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $2.27 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: the Company’s Director, John Pappajohn, purchased three September 2014 Notes for $400,000; the Follman Family Trust of which Robert Follman, a Director of the Company, is a trustee, purchased a September 2014 Note for $100,000; The Tierney Family Trust, which is a greater than 5% shareholder of the Company, purchased four September 2014 Notes for $515,000, Thomas Tierney, a former director and Chairman of the Board of Directors of the Company (the “Board”), is a trustee; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000.

		As of June 30, 2015
Note Type and Investor	Due Date	Balance	Discount	Carrying Value
Senior Secured 5% Notes Convertible at $0.25 (the “September 2014 Notes”)		($)	($)	($)

RSJ Private Equity	03/21/2016	$750,000	$(33,000)	$717,000
4 Accredited Investors	03/21/2016	300,000	(14,100)	285,900
John Pappajohn	03/21/2016	400,000	(17,200)	382,800
Tierney Family Trust	03/21/2016	515,000	(24,800)	490,200
Oman Ventures	03/21/2016	200,000	(12,500)	187,500
Follman Family Trust	03/21/2016	100,000	(4,600)	95,400
Total Secured Convertible Promissory (September 2014) Notes		$2,265,000	$(106,200)	$2,158,800

The Note Purchase Agreement provides for the issuance and sale of September 2014 Notes in the aggregate principal amount of up to $2.5 million, in one or more closings to occur over a six-month period beginning September 22, 2014. The Note Purchase Agreement also provides that the Company and the holders of the September 2014 Notes enter into a registration rights agreement covering the registration of the resale of the shares of the Common Stock underlying the September 2014 Notes.

On April 14, 2015, the Company entered into Amendment No. 1 to the Note Purchase Agreement with the majority of the noteholders in principal, dated as of April 14, 2015 (“Amendment No. 1”), pursuant to which: (i) the aggregate principal amount of notes provided for issuance was increased by $0.5 million to a total of $3.0 million, and (ii) the period to raise the $3.0 million was extended to September 30, 2015. The Company subsequently amended and restated the original Note Purchase Agreement solely to update for the changes made pursuant to Amendment No. 1.

All of the September 2014 Notes, as amended, mature on March 21, 2016, which is eighteen months from the date of first issuance (subject to earlier conversion or prepayment), earn interest at a rate of 5% per annum with interest payable at maturity, are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share. No September 2014 Note may be prepaid without the prior written consent of the holder of such Note. The September 2014 Notes are secured by a security interest in the Company’s intellectual property, as detailed in a security agreement. Upon a change of control of the Company, the holder of a September 2014 Note will have the option to have the Note repaid with a premium equal to 50% of the outstanding principal.

5.	DERIVATIVE LIABILITIES

Starting September 22, 2014, through June 03, 2015, the Company raised $2.27 million in a private placement of secured convertible debt at $0.25 per share of Common Stock. This debt instrument also has a ratchet whereby the conversion price of $0.25 per share can be reduced to a minimum of $0.10 per share (see Note 4). The inclusion of this ratchet requires the determination of the fair market carrying value. At issuance, the note discount and derivative liability using the Black-Scholes model was $179,200. Upon subsequent revaluations, the derivative liability value was $153,100 and $0.00 as at September 30, 2014 and June 30, 2015, respectively, with a resultant gain from derivative liabilities of $85,900 and 185,200 being booked to other income for the three and nine months ended June 30, 2015. For the nine months ended June 30, 2014, we had no derivative liabilities to value.

The Black-Scholes option-pricing model with the following assumption inputs:

June 30, 2015
Annual dividend yield	—
Expected life (years)	0.5
Risk-free interest rate	0.11%
Expected volatility	42.15%

6.	STOCKHOLDERS’ DEFICIT

Common and Preferred Stock

As of June 30, 2015, the Company is authorized to issue 195,000,000 shares of stock, of which 180,000,000 are Common Stock; the remaining 15,000,000 shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board is expressly authorized to issue without shareholder approval, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

As of June 30, 2015, 101,667,409 shares of Common Stock were issued and outstanding. No shares of preferred stock were issued or outstanding.

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

 As of June 30, 2015, 70,825 options had been exercised and 501,924 options and 6,132 restricted shares were outstanding under the amended 2006 Plan leaving 87,786 shares which management does not believe will ever be issued as the 2006 Plan is frozen. Options to purchase 12,116,967 shares of Common Stock have been issued under the 2012 Plan, none of which have been exercised, leaving 2,883,033 options available for issuance.

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three months and nine months ended June 30, 2015 and 2014 is as follows:

	For the three months ended June 30,
	2015	2014
Cost of Neurometric Services revenues	$—	$—
Research	10,400	8,200
Product Development	9,200	55,700
Sales and marketing	9,100	21,300
General and administrative	13,700	87,400
Total	$42,400	$172,600

	For the nine months ended June 30,
	2015	2014
Cost of Neurometric Services revenues	$—	$5,100
Research	31,200	55,100
Product Development	43,200	193,900
Sales and marketing	72,500	72,300
General and administrative	57,800	513,300
Total	$204,700	$839,700

Total unrecognized compensation as of June 30, 2015 amounted to $197,100.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2014	12,417,499	$0.84
Granted
Exercised
Forfeited
Outstanding at December 31, 2014	12,417,499	$0.84
Granted	250,000	0.25
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2015	12,667,499	$0.83
Granted	—	—
Exercised	—	—
Forfeited	(48,608)	0.04718
Outstanding at June 30, 2015	12,618,891	$0.83

Following is a summary of the status of options outstanding at June 30, 2015:

Exercise Price	Number of Shares	Expiration Date	Weighted Average Exercise Price

$0.04718	8,871,692	12/2022 – 01/2023	$0.04718
$0.25	2,777,605	03/2023 – 01/2025	0.25
$0.26	425,000	07/2024	0.26
$3.00	42,670	03/2022	3.00
$3.60	28,648	08/2016	3.60
$3.96	32,928	08/2016	3.96
$9.00	4,525	11/2016	9.00
$12.00	28,535	03/2019 – 07/2020	12.00
$14.10	10,000	03/2021	14.10
$15.30	1,373	09/2018	15.30
$16.50	262,441	03/2020	16.50
$17.70	953	08/2016	17.70
$24.00	4,667	12/2017	24.00
$26.70	32,297	09/2017	26.70
$28.80	11,767	04/2018	28.80
$32.70	83,790	08/2017	32.70

Total	12,618,891		$0.83

Warrants to Purchase Common Stock

 The warrant activity for the period starting October 1, 2013, through June 30, 2015, is described as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2014	814,744	$3.07
Granted	200,000	0.25
Exercised	—	—
Forfeited	(226,020)	9.14
Outstanding at December 31,2014	788,724	$0.61
Granted	—	—
Exercised	—	—
Forfeited	(7,200)	9.15
Outstanding at March 31, 2015	781,524	$0.53
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2015	781,524	$0.53

Following is a summary of the status of warrants outstanding at June 30, 2015:

Exercise Price	Number of Shares	Expiration Date	Weighted Average Exercise Price

$0.04718	38,152	03/2018	$0.04718
0.25	332,200	04/2016 – 07/2017	0.25
0.275	324,000	06/2018 – 03/2019	0.275
1.00	67,170	10/2015 – 01/2017	1.00
7.50	3,334	05/2016	7.50
$9.00	16,668	07/2017	9.00

Total	781,524		$0.53

On March 22, 2014, a warrant to purchase 120,000 shares of Common Stock at an exercise price of $0.275 per share was issued to Monarch Capital who acted as placement agents in raising $300,000 from 11 accredited investors who purchased restricted Common Stock in private placement agreements dated October 2, 2013 and January 8, 2014.

Also on March 22, 2014, a warrant to purchase 32,200 shares of Common Stock at an exercise price of $0.25 per share was issued to D&D Securities, Inc. who acted as placement agents in raising $115,000 from three accredited investors who purchased restricted Common Stock in private placement agreements dated January 8, 2014.

On August 1, 2014, a warrant to purchase 200,000 shares of Common Stock at an exercise price of $0.25 per share was issued to Red Chip Companies, Inc. pursuant to an investor relations services agreement.

At June 30, 2015, there were warrants outstanding to purchase 781,524 shares of the Company’s Common Stock. The exercise price of the outstanding warrants range from $0.04718 to $9.00 with a weighted average exercise price of $0.53. The warrants expire at various times starting 2015 through 2019.

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

On March 28, 2015, the Company entered into a separate termination agreement with each of Equity Dynamics, Inc. (“EDI”) and SAIL Capital Partners (“SAIL”), in each case to immediately terminate the respective November 28, 2012 governance agreement (collectively, the “Governance Agreements”) that the Company had entered into with each of EDI and SAIL (collectively, the “Termination Agreements”). EDI is an entity owned by John Pappajohn, a director of the Company, and SAIL is one of the Company’s principal stockholders of which former director, Walter Schindler, is the managing partner. Pursuant to the Governance Agreements, the Company had agreed, subject to providing required notice to stockholders, to appoint four individuals nominated by EDI and three individuals nominated by SAIL to the Company’s Board of Directors, and to create vacancies for that purpose, if necessary. In addition, at each meeting of stockholders of the Company at which directors were nominated and elected, the Company had agreed to nominate for election the four designees of EDI and the three designees of SAIL, and further had agreed to take all necessary action to support such election, and to oppose any challenges to such designees. The Governance Agreements also restricted the Company’s ability to increase the number of directors to more than seven without the consent of EDI and SAIL. Pursuant to the Termination Agreements, the Governance Agreements were terminated in their entirety as of March 28, 2015, and are of no further force or effect.

Transactions with John Pappajohn, Director

On September 22, 2014, March 18, 2015 and June 2, 2015, Mr. Pappajohn purchased three September 2014 Notes for $200,000, $100,000 and $100,000 respectively. The September 2014 Notes are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share.

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

Transactions with the SAIL Capital Partners and SAIL Holdings, Greater than 5% Stockholders

Mr. Schindler who served as a Director from November 29, 2012 through June 11, 2015 and is the Managing Partner of SAIL Capital Partners which is a greater than 5% shareholder of the Company and is the general partner of all the SAIL entities except for SAIL Holding, LLC, which is controlled directly by Mr. Schindler.

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

Transactions with Tierney Family Trust, Greater than 5% Stockholder

Mr. Tierney, who resigned from the Board on May 22, 2015, had served on the Board since February 2013 and has served as Chairman of the Board since March 2013. Mr. Tierney is a trustee of the Thomas T. and Elizabeth C. Tierney Family Trust (the “Tierney Family Trust”) which is a greater than 5% stockholder.

The Tierney Family Trust has made multiple investments pursuant to a series of subscription agreements all of which were the result of private placements of unregistered stock at $0.25 per share. All individual transactions were in tranches of $100,000 for the purchase of 400,000 shares and the Company received gross cash proceeds of $100,000 on each occasion. Since October 1, 2013, transactions occurred on the following dates: January 13, February 12 and July 8, of 2014. In aggregate the Tierney Family Trust has purchased 1,200,000 shares at $0.25 per share for $300,000 gross cash proceeds to the Company.

On September 22, 2014, January 8, 2015, March 17, 2015 and June 3, 2015, the Tierney Family Trust purchased five September 2014 Notes for $200,000, $100,000, $115,000 and $100,000 respectively for an aggregate total of $415,000. The September 2014 Notes are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to the lesser of $0.25 or 70% of the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share or (ii) voluntarily within 15 days of maturity at the lesser of a conversion price equal to $0.25 or the lowest cost of Common Stock offered by the Company, but in no event less than $0.10 per share.

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

In accordance with ASC 260-10 (formerly SFAS 128, Computation of Earnings Per Share), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three and nine month period ended June 30, 2015 and 2014, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net loss and shares used to compute net loss per share for the three months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,
	2015	2014
Net loss for computation of basic net loss per share:
From continuing operations	$(536,100)	$(1,017,700)
From discontinued operations	(700)	(1,100)
Net loss	$(536,800)	$(1,018,800)
Basic and diluted net loss per share:
From continuing operations	$(0.01)	$(0.01)
From discontinued operations	(0.00)	(0.00)
Basic net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	101,667,409	100,573,956

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	2,126,111	—
Warrants	781,524	1,100,794
Options	12,625,686	11,992,499

 A summary of the net loss and shares used to compute net loss per share for the nine months ended June 30, 2015 and 2014 is as follows:

	Nine months ended June 30,
	2015	2014
Net loss for computation of basic net loss per share:
From continuing operations	$(2,105,100)	$(1,821,300)
From discontinued operations	(2,500)	(4,400)
Net loss	$(2,107,600)	$(1,825,700)
Basic and diluted net loss per share:
From continuing operations	$(0.02)	$(0.02)
From discontinued operations	(0.00)	(0.00)
Basic net loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average shares outstanding	101,667,409	98,546,223

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	1,854,618	—
Warrants	841,192	1,222,450
Options	12,563,059	11,768,663

9.	COMMITMENTS AND CONTINGENT LIABILITIES

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

Since June 2009, the Company has been involved in litigation against Leonard J. Brandt, a stockholder, former Director and the Company’s former Chief Executive Officer (“Brandt”) in the Delaware Chancery Court, the Supreme Court of the State of Delaware, the United States District Court for the Central District of California and the Superior Court for the State of California, Orange County. Other than current actions described below, the Company has prevailed in all actions or the matters have been dismissed.

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

The Company incurred rent expense from continuing operations of $12,200 and $12,200 for the three months ended June 30, 2015 and 2014, respectively, and $36,700 and 32,800 for the nine months ended June 30, 2015 and 2014, respectively.

On April 24, 2013, we entered into a financial lease to acquire EEG equipment costing $8,900. The term of the lease is 36 months ending May 2016 with a monthly payment of $325. As of June 30, 2015 the remaining lease obligation is $3,300: being $800, $2,500 for fiscal years 2015 and 2016 respectively.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating Lease Obligations	$31,700	$31,700	$—	—	—
Capital Lease Obligations	3,300	3,300	—	—	—
Total	$35,000	$35,000	$—	—	—

10.	SUBSEQUENT EVENTS

Events subsequent to June 30, 2015 have been evaluated through the date that these condensed consolidated financial statements were issued, to determine whether they should be disclosed. The following events have occurred since June 30, 2015.

At a meeting on July 30, 2015, our Board appointed Geoffrey E. Harris and Michal Votruba to the Company’s Board with immediate effect.

Mr. Harris is the Managing Partner of C7 Advisors, a New York based money management and healthcare advisory firm. From 2011 to 2014 he served as a managing director and co-head of the healthcare investment banking group at Cantor Fitzgerald, and from 2009-2011, he held a similar position at Gleacher & Company. Mr. Harris is also currently on the board of directors of Cancer Genetics, Inc. (Nasdaq: CGIX), an oncology diagnostics company, American Care Source (Nasdaq: ANCI), a healthcare services company, Amperic, Inc., a privately-held technology company, and PointRight, Inc., a privately-held software company. Mr. Harris graduated from MIT’s Sloan School of Management with an MS in Finance Management. Mr. Harris was also appointed to the Audit Committee of the Board.

Mr. Votruba is the Director for Life Sciences for the RSJ/Gradus Fund, which is the lead investor in the Company’s $3 million private placement of September 2014 Notes. The RSJ/Gradus Fund has invested $0.75 million (the “RSJ/Gradus Fund Transaction”) of the $2.29 million which has been placed thus far. The RSJ/Gradus Fund is based in Prague, Czech Republic, however, Mr. Votruba, who trained as a psychiatrist, is based in New York. Please see Note 4. Convertible Debt and Equity Financings to the Unaudited Condensed Consolidated Financial Statements for details of the RSJ/Gradus Fund Transaction and September 2014 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three and nine months ended June 30, 2015 and 2014, and our Annual Report on Form 10-K for the year ended September 30, 2014, filed with the U.S. Securities and Exchange Commission on December 29, 2014.

Forward-Looking Statements

This discussion summarizes the significant factors affecting the unaudited condensed consolidated operating results, financial condition and liquidity and cash flows of CNS Response, Inc. (“CNS,” “we,” “us,” “our,” or the “Company”) for the three and nine months ended June 30, 2015 and 2014. Except for historical information, the matters discussed in this management’s discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Overview

CNS Response, Inc. is a cloud-based predictive analytics company that provides objective clinical decision support to mental healthcare providers for the treatment of behavioral disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder (“PTSD”). The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to certain medications for the treatment of behavioral disorders. In April 2013, the Company commenced a reimbursed clinical trial at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital (“Fort Belvoir”) (collectively, the “Walter Reed PEER Trial”) using its neurometric platform to provide PEER Reports to military physicians treating patients primarily for depression with various comorbidities, including PTSD and mild traumatic brain injury (“mTBI”). In April 2014, statistically significant results were achieved for ten of the twelve study endpoints, based on an interim analysis of approximately 10% of the planned study subjects. In May 2014, following the interim analysis, the Walter Reed Institutional Review Board (the “Walter Reed IRB”) suspended enrollment of new patients in order to conduct an internal review. Based on correspondence during November 2014 from the Leadership of WRNMMC and FBCH, we expected enrollment in the Walter Reed PEER Trial to recommence in 2015. To date, no action has been taken by the Walter Reed IRB on the revised protocol and Walter Reed personnel indicated that they do not intend to restart the Walter Reed PEER Trial due to the lack of a qualified senior principal investigator. Hence, we believe that the Walter Reed PEER Trial is unlikely to restart in the foreseeable future, if at all. In March 2015, we initiated a Freedom of Information Act (FOIA) request in order to understand the factual basis for the suspension of study operations and the refusal to release the peer-reviewed and accepted manuscript for publication.

Due to this continued suspension of study operations at WRNMMC, the Company intends to conduct a clinical trial, under substantially the same protocol as had been previously approved by the Walter Reed IRB, focused in the Southern California region (the “SOCAL Study”). Our management believes the SOCAL Study will provide additional information to demonstrate the clinical and economic utility of our neurometric platform. Furthermore, the SOCAL Study will be solely under the control of a Senior Principal Investigator from academia.

Working Capital

Since our inception, we have generated significant net losses. As of June 30, 2015 and 2014 we had an accumulated deficit of approximately $61.3 million and $58.4 million respectively. We incurred operating losses of $2,113,700 and $2,919,300 for the nine months ended June 30, 2015 and 2014 respectively; and incurred a net loss of $2,107,600 for the nine months ended June 30, 2015, versus a net loss of $1,825,700 for the same period in the prior year.

Currently, we are unable to pay all our obligations as they become due and we are in arrears in paying certain of our creditors. If we are not able to raise additional funds within the next month or reach accommodations with certain of our creditors, we will likely be required to cease our operations, or seek the protection of federal bankruptcy laws.

Assuming we are able to raise sufficient funds to continue our operations, we expect our net losses to continue for at least eighteen to twenty-four months and possibly beyond that time. We anticipate that a substantial portion of any capital resources and efforts would be focused on the scale-up of our commercial organization followed by, further research including expansion of clinical trials with militaries, US and NATO, international expansion, the further development of our PEER Online product and Apps, and other general corporate purposes, including the payment of legal fees incurred as a result of our litigation. We anticipate that future research and development projects, including our SOCAL Study, would be partially funded by grants or third-party sponsorship, along with funding by the Company.

As of June 30, 2015, our current liabilities of approximately $3.9 million exceeded our current assets of approximately $0.3 million by approximately $3.6 million and, assuming we are able to continue our operations, our net losses will continue for the foreseeable future. During our current nine months ended June 30, 2015 we raised $615,000 in the private placement of secured convertible debt with a conversion price of $0.25 per share. During fiscal year 2014 we were successful in raising a net $3.34 million of which $1.69 million was in the private placement of equity at $0.25 per share of common stock, par value $0.001 per share (“Common Stock”) and $1.65 million was in the private placement of secured convertible debt at $0.25 per share.

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

Both the Department of Defense (“DoD”) and the Veterans Administration (VA) have pledged to hire thousands of new behavioral health professionals needed to address demand and reduce waiting times. However, in 2014 news reports revealed problems and cover-ups associated with the VA waiting lists, and thereafter reports also began to emerge of systemic preventable medical error in DoD hospitals. The New York Times reported, “Investigative teams from the Times worked for months to understand the high rate of safety/medical error issues in DoD facilities. They found a system in which scrutiny is sporadic and avoidable errors are chronic”. For PTSD and other mental disorders, the news was particularly concerning as an Institute of Medicine report found that $9.3 billion had been allocated to research and treatment of PTSD over a three year period, yet no conclusions could be reached because there had been no systematic collection of outcomes.

In 2014 the Unified Medical Budget for the DoD was $49.4 billion, or almost 10% of the $526.6 billion total DoD budget. Mental disorders are now the leading cause of hospitalization in the US Armed Forces. Among active soldiers, suicide is now the leading cause of death according to the Armed Forces Medical Surveillance Monthly Report (October 21, 2014). With the passage in 2015 of the Clay Hunt SAV Act, veterans are expected to have greater access to services, and the effectiveness of suicide prevention programs will be evaluated annually by an independent organization.

As a consequence, US military medicine is now undergoing a major transformation focused on transparency and accountability, in order to improve outcomes. The DoD has issued a system wide mandate to collect behavioral health data, and programs to reduce preventable error are at the core of this commitment. Our management believes that improving treatment outcomes through the use of its PEER Reports could have a significant practical impact on the military in terms of reduced suffering, improved access to providers through treatment efficiencies and cost savings.

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

This technology was of interest to military medicine in part because of the deteriorating evidence for their primary depression treatment: Selective Serotonin Reuptake Inhibitor (“SSRI”) antidepressants. Even under ideal clinical trial conditions, there were more negative than positive trials for most SSRIs, and they have proven significantly less effective than originally thought. Importantly, each medication carries an FDA black-box warning for suicidality in children and young adults. With the PEER database now representing over 10,000 unique patients, PEER is approaching levels of evidence greater than that used for approval of many of these SSRI medications.

The premise is that physicians using objective information can better avoid medications that have a low probability of success, and are more often able to select medications with a higher probability of success.

The Walter Reed PEER Trial

The Walter Reed PEER Trial was designed as a randomized, double-blind, multi-site controlled clinical trial for military patients with a primary diagnosis of depression, and comorbid diagnoses of PTSD, mTBI and other behavioral disorders. Walter Reed has acted as the lead site and Principal Investigator, with Fort Belvoir being the secondary site. The trial’s primary prospective endpoint is a change from baseline using the Quick Inventory of Depression Symptomology Self Report (QIDS-SR) scale in the study group when compared with the control group. Additional endpoints include suicidality conducted on the Concise Health Risk Tracking scale (CHRT), the PTSD Checklist (PCL-C), achievement of Maximum Medical Improvement (MMI) and psychiatric adverse events. A post-hoc analysis will be performed to evaluate the predictiveness of the database for the full population, including the control subjects.

The protocol includes standard methodological procedures to prevent bias, including subject randomization, double-blinding, and input of all study data by independent clinical research personnel who are contracted through the Henry Jackson Foundation – congressionally chartered to manage and execute medical research at US military facilities.

Based on a formal review of the protocol in 2012, the United States Food and Drug Administration (“FDA”) Center for Devices concluded the Walter Reed PEER Trial to be a Non-Significant Risk trial that does not require an Investigational Device Exemption (“IDE”) review.

Although the trial protocol and PEER technology completed multiple science reviews and agency approvals, it has not received any funds from the $1.8 million grant application submitted in 2013 and has only received approximately $54,000 from Walter Reed to date. The bulk of trial costs have been borne by the Company.

The Trial began recruiting its first subjects in April 2013, the first month of the National Budget Sequestration, which limited military staff resources which could have been devoted to it. Nevertheless, trial enrollment grew rapidly to 60 physician sub-investigators and 161 enrollees within its first year.

Statistically Significant Trial Findings

Per the protocol, an interim analysis was performed when the trial had reached approximately 10% of projected enrollment, showing statistically significant results for ten of the twelve study endpoints. Comparing physicians who followed the PEER Report recommendations compared with those who did not follow the recommendations, the study found:

•	75% greater improvement in Suicidality scores using CHRT
•	144% greater improvement in Depression scores using QIDS-SR
•	139% greater improvement in PTSD scores using PCL-C
•	43% more patients remained in treatment, with greater than 50% improvement in treatment efficiency

The interim report manuscript was submitted for publication to a neuropsychiatric journal in June 2014. The manuscript was peer reviewed by five independent reviewers and accepted for publication pending final approval from the five authors of the manuscript. Final approval was received from all except the military authors. No reason was given for withholding approval to publish and no assertion has been made regarding the accuracy and validity of the study data.

Walter Reed Internal Review

The abovementioned preliminary trial findings were shared by the Surgeon General of the Army with Members of Congress in April 2014. Following the interim analysis and submission of the draft manuscript to the Walter Reed IRB on May 13, 2014, the Walter Reed IRB suspended enrollment of new patients into the study on May 15, 2015, in order to conduct an internal review. The Company has had no access to the internal review documents or the IRB’s conclusions, despite repeated requests.

By November 2014, the internal review was completed and Walter Reed leadership expressed their intent to continue the Walter Reed PEER Trial, confirming that PEER “could make a fundamental difference in the treatment of depression”. In response to Congressional inquiries, the DoD confirmed that there were no quality or safety issues with the study. In a draft letter to subjects, Walter Reed confirmed that at no time was patient care impacted, but that the trial had been suspended due to “administrative issues”.

The Walter Reed PEER Trial protocol, with minor revisions and clarifications which were acceptable to the Company, was resubmitted in December 2014, to the Walter Reed IRB by the Acting Principal Investigator for further approval. These revisions and clarifications included:

•	Replacement of the Principal Investigator and the Sponsor’s on-site study monitor, with new personnel selected by Walter Reed.
•	Enrollment target revision to 1,600 subjects at the two military sites, and the elimination of the Boston VA as a potential site.
•	Exclusion of subjects currently being treated with Fluoxetine (Prozac) due to its lengthy 43 day washout period.
•	New definition of Serious Adverse Events, replacing the FDA-based definition used in the original protocol.

Walter Reed and Fort Belvoir leadership pledged in writing “to devote the time and attention necessary for the success of this endeavor”. Nevertheless, no action has been taken by the Walter Reed IRB on the revised protocol and Walter Reed personnel have indicated that they do not intend to restart the Walter Reed PEER Trial due to the lack of a qualified senior principal investigator. It is our belief that there is no intent on the part of leadership to resume the Walter Reed PEER Trial, and we are working with the Defense Health Agency on plans for deployment of the study to other military treatment facilities.

Defense Health Agency Engagement

The DHA was created by the DoD in 2013 as a joint management activity, tasked with integrating the medical organizations of the separate uniformed services and introducing best practices (e.g. reduction of preventable error) to military medicine.

In 2015, the Company asked the DHA to provide a clear pathway for the evaluation of its PEER Technology by the military. CNS Response and the DHA are working together to develop a large study involving various locations within the military health system and to find a Senior Principal Investigator for a research effort of this magnitude. Locations considered include Fort Hood, Madigan, Fort Campbell, Fort Bliss and Fort Bragg which have some of the largest military medical treatment facilities in the U.S. This path will require several months to mature and at least a year before recruitment commences.

Military Health Services Research Symposium

The Company was recently selected by the Military Health Services Research Symposium Organizing Committee of the Army’s Medical Command based at Fort Detrick to present our research in a poster session at the annual Symposium to be held 17th through 20th of August, 2015. We will present a meta-analysis of our research studies and data from studies undertaken by independent third-party researchers. We will also exhibit at this event. A summary of the meta-analysis is as follows:

a)	There are two reasons that the best available mental health treatments (per VA/DoD guidelines) are not very effective.

•	The original evidence for SSRI antidepressants was overstated. Citing groundbreaking work by Turner in New England Journal of Medicine which noted that most negative drug studies were not published prior to 2004, consequently, physicians thought that 94% of antidepressant studies were positive. In fact, when all studies were published, only 51% of them were positive. Furthermore, in two meta-analyses of FDA submissions for antidepressants conducted by Kirsh at Harvard indicated that “Our analyses of the FDA data showed relatively little difference between the effects of antidepressants and the effects of placebos. Indeed, the effects were so small that they did not qualify as clinically significant.”

•	Trial-and-error treatment is the current standard of care for mental disorders, unlike other specialties, there are currently no accepted tests for personalized response to medications.

Consequently, clinical results in mental health are inadequate, directly impacting patient care and healthcare budgets. In the US military, 45% of patients drop out of treatment after a single visit. Once patients have failed to respond to two medications, their medical costs are estimated to be four times higher than for patients who are successfully treated.

b)	PEER Technology was developed to provide doctors with real-world outcome data for specific medications: referenced to a standard, reliable measure of electrophysiology using EEG. Over 100 studies have established the relationship between quantitative EEG and medication response. 10 of those studies have focused specifically on PEER/rEEG in Treatment Resistant Depression. PEER now represents a robust clinical outcome Registry with over 10,000 unique patients and 38,000 outcome correlations with EEG findings.

c)	Evidence reviews by United Biosource and United Healthcare determined that evidence for PEER in Treatment Resistant Depressions exceeds the evidence for current treatment guidelines. United Healthcare indicated that one more well-designed clinical trial of reasonable size would likely move PEER from its Emerging Technology classification to Proven Technology, meriting full reimbursement.

d)	Randomized Controlled Trials: There have been three randomized controlled trials of PEER (n = 145), one in the Veterans Health Administration and two multi-site trials (at Harvard, Stanford, UCI, Rush, etc.), all with positive, statistically significant results. In a pooled analysis of three randomized trials, medication efficacy was doubled for physicians using PEER-guided treatments with a mean change from baseline showing an improvement of 43% when guided by PEER verses an improvement of only 20% when using Treatment-as-Usual.

e)	Observational Cohort Studies: 20 observational-cohort studies have been conducted of PEER and similar technologies (n = 1400), all with positive findings. A recent commercial payer study found a statistically significant 85% reduction in patient suicidality when physicians’ treatments were guided by PEER. Conversely, when medications were rated as not recommended by PEER, severe adverse events were more than twice as likely to occur.

f)	PEER — with 86% overall predictive accuracy — compares favorably to other commonly used diagnostics. As outcomes are added to the PEER Registry, predictive accuracy improves. Recently, the machine learning methods used to develop PEER classifiers were independently replicated by researchers at McMaster University in Canada.

g)	In summary, current evidence is mixed for antidepressants prescribed under trial-and-error conditions. In contrast, all clinical studies of PEER have been positive, and the database continues to grow and become more predictive through machine learning. The current evidence indicates that treatments informed by PEER can significantly outperform those based on trial-and-error pharmacotherapy.

Canadian Forces/NATO

The Company has been meeting over a period of two years with Canadian Military mental health leaders. These discussions have determined that two Canadian study sites will be selected to support a clinical trial using a protocol substantially similar to the one used for the Walter Reed PEER Trial. Originally it was anticipated that this study would be conducted in collaboration with the Walter Reed PEER Trial, however, with the suspension of the Walter Reed PEER Trial, the Canadian Military has opted to proceed on its own. The study protocol is currently under review. We are advised by the responsible official that funding for the study has been secured and we anticipate starting a 300 person study within the next six to nine months.

Marketing Initiatives

To test effectiveness, the Company engaged in pilot marketing campaigns utilizing digital and social media advertising. Marketing campaigns were deployed on two occasions during the first six months of fiscal 2015: these successfully demonstrated the ability to increase awareness and generate leads, referred to psychiatrists and other providers using our PEER Online technology. Additionally, our investment in marketing automation and retargeting demonstrated our ability to optimize yield, resulting in an average lead acquisition cost of approximately $55 for the most targeted campaigns. Apart from these promising test marketing campaigns, no further extended marketing was undertaken due to capital resource constraints. However, the focus on quick ramp-up media suggests that lead generation can be initiated rapidly and in a cost efficient manner once sufficient funding is established.

Marketing efforts also focused on activating key opinion leaders to support the Company. This initiative led to the abovementioned meeting between the leadership of the DHA and the Company’s Chairman and CEO, focused on establishing a clear pathway for the military evaluation and potential adoption of its PEER Online technology. Partnering with key opinion leaders is expected to result in future initiatives which can be used to drive military and consumer adoption.

Commercial Adoption Plan

As a result of our successes with our marketing initiative and due to the lead time required to conduct research with the Military, the Company will embark on a commercial study focused in our local market in Southern California. With several key military bases and a high concentration of veterans in the region, we believe we are well positioned to recruit enrollees into our Southern California Clinical Study (the SOCAL Study). This project will be led by a prominent mental health researcher, Dan V. Iosifescu, MD, Director of the Mood and Anxiety Disorders Program and Associate Professor of Psychiatry and Neuroscience at the Icahn School of Medicine at Mount Sinai, New York. We intend to use a protocol substantially similar to that used for the Walter Reed PEER Trial with similar endpoints. We anticipate enrolling 468 subjects into the study and tracking each of them for twelve weeks. We will conduct an interim review when approximately 50% of the enrolled subjects have been treated. We estimate that this project will take between 18 and 24 months to complete and will cost approximately $1.5 million.

As we are recruiting for the SOCAL Study, we expect that our marketing will also attract individuals who do not meet the Study’s enrollment criteria. These individuals will be treated as regular patients. With a sustained direct-to-consumer marketing program beginning with a focus on Southern California, we intend to demonstrate sustained revenue growth leading to profitability. With additional financing, our objective is to expand our direct-to-consumer marketing to have a presence in the top 10 metro areas. We will also introduce a consumer-facing mobile app (web/ IOS/Android), which will automate patient-reported outcomes and support patient engagement. With the increase in patient reported outcomes, we will be able to expand the PEER Online database thus improving its predictive accuracy.

Payer Reimbursement

We have been focused on invoicing payers to get reimbursement for the EEG recording, the conversion of the analog EEG to a digital Quantitative EEG, and ultimately, the processing and delivery of a PEER Report. To date we still have limited experience with payer reimbursement, however, we have seen some reimbursement of EEG recordings and of Quantitative EEG conversions, which management believes is encouraging. The PEER Report, which does not have a CTP code, has not been reimbursed to date and we are still billing the patient $400 for this procedure.

United Healthcare issued an “emerging technology” approval for PEER Online in 2011, with guidance that PEER technology was one well-designed study away from full reimbursement approval. We anticipate that the SOCAL Study will be the study that persuades United Healthcare to fully reimburse for the PEER Report. We believe that payers could get a substantial benefit by encouraging the use of PEER Online, as they stand to save on medical expenses if patients are successfully treated for their behavioral disorders.

One of the key elements in obtaining payer reimbursement is to become a registered CMS (Medicare/ Medicaid) provider. We have applied to become an accredited provider to CMS as an independent diagnostic testing facility. We have been advised by the administrative official that a successful site visit was the last step in the review process. We have had that successful site visit and are compliant with Medicare site requirements. Consequently, we anticipate that our application will be approved and we should be getting clarity on timing of the approval, if granted, within the next few weeks.

Recognition of Intellectual Property

In June, 2015, the Company was ranked as one of 25 leading patent holders in pervasive neurotechnology, according to a report on over 800 organizations by researcher SharpBrains. The Company was ranked 21st, based on the strength of its intellectual property (“IP”), in the report titled “Pervasive Neurotechnology: A Groundbreaking Analysis of 10,000+ Patent Filings Transforming Medicine, Health, Entertainment, and Business.” Other firms which were ranked according to their IP Strength Index included the Nielsen Company (#1 overall), Medtronic (#3), Microsoft (#4), Neuronetics (#8), Accenture (#10), General Electric (#11), IBM (#14), and Stanford University (#23). For 2015, the SharpBrains analysis valued the neurotech patent portfolios of all companies at $2 billion.

The report highlighted “an explosion in relevant patent filings and grants,” noting a 500% growth in active patents and pending applications over the last 10 years in this area. The Company was identified as a category leader in Key Active EEG Patents, for its “broad claim coverage of quantified assessments of neurophysiological information for correlating medication response profiles.” Other EEG leaders include the Nielsen Company (#1), Phillips (#18), and Sedline/Masimo (#20).

Alvaro Fernandez, SharpBrains CEO and editor-in-chief of the new report said the “the ability to gather and analyze objective and predictive brain data, in order to better personalize pharma and non-pharma treatments, is quickly becoming paramount. We were gladly surprised to see how innovative firms like CNS Response have started to harness the potential of EEG and cloud-based platforms to radically upgrade brain health.”

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

Medco Analysis: In 2011, the Company signed an agreement with Medco Health Services Inc. to analyze historical PEER Report outcome results in terms of Medco drug and healthcare claims datasets. Approximately 2,200 matching records were analyzed, yielding about 211 patients for whom 365 days of continuous claim data were available before and after the test. Based on these data, the Company’s consultants assessed the performance of physicians before and after testing. Findings included:

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

Regarding the mix of medications: a significantly higher proportion of older medications were utilized by physicians in the tested group; generally using fewer SSRIs (Selective Serotonin Reuptake Inhibitors) and Atypical Antipsychotics. These reductions were offset with categorical increases in MAOI (Monoamine Oxidase Inhibitors), Tricyclic class antidepressants and certain stimulants.

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

Corporate Governance

Termination of the Governance Agreements

On March 28, 2015, the Company entered into a separate termination agreement with each of Equity Dynamics, Inc. (“EDI”) and SAIL Capital Partners (“SAIL”), in each case to immediately terminate the respective November 28, 2012 governance agreement (collectively, the “Governance Agreements”) that the Company had entered into with each of EDI and SAIL (collectively, the “Termination Agreements”). EDI is an entity owned by John Pappajohn, a director of the Company, and SAIL is one of the Company’s principal stockholders of which a former director, Walter Schindler, is the managing partner. Pursuant to the Governance Agreements, the Company had agreed, subject to providing required notice to stockholders, to appoint four individuals nominated by EDI and three individuals nominated by SAIL to the Company’s Board of Directors, and to create vacancies for that purpose, if necessary. In addition, at each meeting of stockholders of the Company at which directors were nominated and elected, the Company had agreed to nominate for election the four designees of EDI and the three designees of SAIL, and further had agreed to take all necessary action to support such election, and to oppose any challenges to such designees. The Governance Agreements also restricted the Company’s ability to increase the number of directors to more than seven without the consent of EDI and SAIL. Pursuant to the Termination Agreements, the Governance Agreements were terminated in their entirety as of March 28, 2015, and are of no further force or effect.

The passing of a Board Member

On April 12, 2015, Richard W. Turner, Ph.D., a member of CNS Response, Inc.’s Board of Directors, Audit Committee and Governance and Nominations Committee, passed away at the age of 68. Dr. Turner had served as a member of the Board since February 25, 2013, when he was nominated to the Board by EDI.

Resignation of Board Members

On May 22, 2015, Thomas T. Tierney, Chairman of our Board and a member of the Compensation Committee of the Board, notified the Company of his decision to resign from the Board, effective immediately. Mr. Tierney has served on the Board since February 2013 and has served as Chairman of the Board since March 2013. Mr. Tierney has indicated that his resignation was not because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Tierney also indicated that he wishes to make more time for his family interests and that he continues as a significant investor in the Company. On June 3, 2015, Subsequent to Mr. Tierney’s resignation, the Tierney Family Trust, of which Mr. Tierney is a trustee, purchased a secured convertible note from the Company for $100,000.

On June 11, 2015, Walter L. Schindler, a member of the Company’s Board and a member of the Compensation Committee of the Board, notified the Company of his decision to resign from the Board, effective immediately. Mr. Schindler has served on the Board since November 28, 2012.

Appointment of Board Members

Effective July 30, 2015, the Board appointed Geoffrey E. Harris and Michal Votruba to the Company’s Board.

Mr. Harris is the Managing Partner of C7 Advisors, a New York based money management and healthcare advisory firm. From 2011 to 2014 he served as a managing director and co-head of the healthcare investment banking group at Cantor Fitzgerald, and from 2009-2011, he held a similar position at Gleacher & Company. Mr. Harris is also currently on the board of directors of Cancer Genetics, Inc. (Nasdaq: CGIX), an oncology diagnostics company, American Care Source (Nasdaq: ANCI), a healthcare services company, Amperic, Inc., a privately-held technology company, and PointRight, Inc., a privately-held software company. Mr. Harris graduated from MIT’s Sloan School of Management with an MS in Finance Management. Mr. Harris was also appointed to the Audit Committee of the Board.

Mr. Votruba is the Director for Life Sciences for the RSJ/Gradus Fund, which is the lead investor in the Company’s $3 million private placement convertible debt round of financing. The RSJ/Gradus Fund has invested $0.75 million (the “RSJ/Gradus Fund Transaction”) of the $2.29 million which has been placed thus far. The RSJ/Gradus Fund is based in Prague, Czech Republic, however, Mr. Votruba, who trained as a psychiatrist, is based in New York. Please see Note 4. Convertible Debt and Equity Financings to the Unaudited Condensed Consolidated Financial Statements for details of the RSJ/Gradus Fund Transaction.

Private Placement Transactions

From February 2013, through July 2014, the Company conducted five tranches of private placements of shares of common stock at $0.25 per share as follows:

The first two tranches, from February 22, 2013, through April 1, 2013, and from May 23, 2013, through September 12, 2013, 38 accredited investors purchased an aggregate of 12,180,000 shares of common stock at a price of $0.25 per share in the private placements. The Company received gross aggregate cash proceeds of $3,045,000. The investors included the following affiliates: the Tierney Family Trust of which Mr. Tierney, our former Chairman of the Board, is a trustee, acquired 1,600,000 shares of common stock for which the Company received cash proceeds of $400,000: the Follman Family Trust of which Mr. Robert Follman, a director of the Company is a trustee, acquired 800,000 shares of common stock for which the Company received cash proceeds of $200,000: Mr. John Pappajohn, a director of the Company, acquired 400,000 shares of common stock for which the Company received cash proceeds of $100,000: Mr. Paul Buck, the Company’s CFO, acquired 100,000 shares of common stock for which the Company received cash proceeds of $25,000: Extuple Limited Partnership (“Extuple”) an accredited investor and a greater than 5% beneficial owner of the Company, invested $300,000 for 1,200,000 shares of common stock and Mr. & Mrs. Mark and Jill Oman, who are also greater than 5% beneficial owners of the Company, and an entity under their control acquired 1,400,000 shares of common stock for which the Company received cash proceeds of $350,000.

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

The fifth tranche, between July 8, 2014 and July 23, 2014, the Company sold and issued an aggregate of 1,040,000 shares of its Common Stock, at a price of $0.25 per share, in a private placement to nine accredited investors, for which it received gross cash proceeds of $260,000. These investors included the Tierney Family Trust and Follman Family Trust, who each purchased 400,000 shares of Common Stock for $100,000 each; an entity beneficially owned by our former director, Walter Schindler, purchased 40,000 shares of Common Stock for $10,000; our Chief Executive Officer, George Carpenter and his wife Jill Carpenter, purchased 50,000 shares of Common Stock for $12,500; our CFO, Paul Buck, also purchased 50,000 shares of Common Stock for $12,500.

Between September 22, 2014, and June 3, 2015, the Company entered into a new Note Purchase Agreement (the “Note Purchase Agreement”) in connection with a bridge financing, with nine accredited investors, including lead investor RSJ Private Equity (“RSJ PE”). Pursuant to the Note Purchase Agreement, the Company issued fourteen secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $2.27 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: The Tierney Family Trust purchased four September 2014 Notes for $515,000; the Company’s Director, John Pappajohn, purchased three September 2014 Notes for $400,000; the Follman Family Trust purchased a September 2014 Note for $100,000; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000. The obligations represented by these September 2014 Notes are secured by substantially all of the assets of the Company.

Please see Note 4. Convertible Debt and Equity Financings to the Unaudited Condensed Consolidated Financial Statements for details of the abovementioned transactions.

Financial Operations Overview

Revenues

Our neurometric services revenues are derived from the sale of PEER Reports to physicians. Physicians are generally billed upon delivery of a PEER Report. The list price of our PEER Reports to physicians is $400 per report which excludes the cost of doing the EEG. Our Clinical Trial revenues are derived from the PEER Reports to the Military. The list price of our PEER Reports to the Military is $540 and is inclusive of collecting the EEG. We stopped providing PEER Reports to the Military in May 2014 and consequently, generated no revenue after such time. Although we expect to continue our service to the Military at some time, no assurance can be given that we will generate any additional revenue by providing the Military with PEER Reports.

Cost of Revenues

Cost of revenues are for neurometric services and represent the cost of direct labor, the costs associated with external processing, analysis and consulting services necessary to render an individualized test result and any miscellaneous support expenses. Costs associated with performing our tests are expensed as the tests are performed. We continually evaluate the feasibility of hiring our own personnel to perform most of the processing and analysis necessary to render a PEER Report.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel, occupancy, legal, audit, consulting and administrative support costs for our neurometric services.

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

Discontinued Operation

Due to our cessation of our Clinical Services operation as described in Note 3 to our unaudited condensed consolidated financial statements, we have segregated the revenues and expenses associated with the Clinical Services and accounted for them as discontinued operations.

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

Derivative accounting for convertible debt and warrants

The Company analyzes all financial instruments with features of both liabilities and equity under ASC-480-10 and ASC 815-10 whereby the Company determines the fair market carrying value of a financial instrument using the Black-Scholes model and revalues the fair market value on a quarterly basis. Any changes in carrying value flow through as other income (expense) in the income statement. As of September 30, 2013, the Company did not have any convertible debt or warrants, and therefore, had no associated derivative liabilities at that time. Between September 2014 and June 2015, the Company raised $2.27 million in a private placement of secured convertible debt at $0.25 per share of Common Stock. This debt instrument also has a ratchet requiring the determination of the fair market carrying value at issuance, the note discount and derivative liability using the Black-Scholes model was $179,200. Upon subsequent revaluations, the derivative liability value was $153,100 and $0.00 as at September 30, 2014, and June 30, 2015, with a resultant $85,900 gain from derivative liabilities being booked to other income for the three months ended June 30, 2015, and a gain of $185,200 being booked to other income for the nine months ended June 30, 2015. For the nine months ended June 30, 2014, we had no change in valuation as there were no derivative liabilities at that time.

Results of Operations for the three months ended June 30, 2015 and 2014

We only operate our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physicians/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three months ended
	June 30,
	2015	2014

Revenues	100%	100%
Cost of revenues	4	20
Gross profit	96	80
Research	73	79
Product development	393	1,441
Sales and marketing	100	405
General and administrative expenses	1,321	2,042
Operating loss	(1,791)	(3,887)
Other income (expense), net	61	(12)
Net expense before Discontinued Operations	(1,730)	(3,899)
Loss from Discontinued Operations	(2)	(4)
Net loss	(1,732)%	(3,903)%

Revenues

	Three months ended		Percent
	June 30,		Change
	2015	2014
Neurometric Service Revenues	$31,000	$26,100	19%

With respect to our Neurometric Services business, the number of third party paid PEER Reports delivered increased to 79 for the three months ended June 30, 2015, up from 60 for the same period in the prior year. The change was due to increased utilization in our current user-group of doctors. As our Walter Reed Trial was on hold, no PEER Reports were ordered for the trial during the 2015 period. Our standard price per PEER Report is $400 for our commercial patients plus the fee for Company recorded EEGs and ancillary services; the price to our military clinical trial providers is $540, which includes the collection of the EEG. The average revenue was $386 per PEER Report for the 2015 period. The total numbers of free PEER Reports processed were 5 and 1 for the three months ended June 30, 2015 and 2014 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Three months ended		Percent
	June 30,		Change
	2015	2014
Cost of revenues
Neurometric Services	$1,200	$5,200	(76)%

Cost of Neurometric Services revenues consisting of payroll costs (including stock-based compensation) and consulting costs which were as follows:

	Three months ended
	June 30,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$—	$—	$—
(2) Consulting fees	1,200	5,200	(4,000)
Total Costs of Revenues	$1,200	$5,200	$(4,000)

Consulting costs associated with the processing of second generation PEER Reports are between $10 and $60 per report. We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Comparing the three months ended June 30, 2015 with the corresponding period in 2014:

(1)

Salary and benefit expenses for the 2015 period were $0 as a member of staff had left in 2014. This function was re-assigned to a consultant and other members of staff along with the rollout of our second generation of PEER Online which is more automated; and

(2)	Consulting fees declined for the 2015 period as we processed more EEGs with in-house resources.

Research

	Three months ended		Percent
	June 30,		Change
	2015	2014
Research
Neurometric Services	$22,700	$20,700	10%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees and other miscellaneous costs which were as follows:

	Three months ended
	June 30,
Key Expense Categories	2015	2014	Change
(1) Salary and benefit costs	$10,400	$8,200	$2,200
(2) Consulting fees	10,000	10,000	—
(3) Other miscellaneous costs	2,300	2,500	(200)
Total Research	$22,700	$20,700	$2,000

Comparing the three months ended June 30, 2015 with the corresponding period in 2014:

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation, increased marginally for the 2015 period due to the timing of options grants for our medical consultant and Scientific Advisory Board members which were granted in July, 2014;

(2)	Consulting costs remained the same for both periods as we entered into a consulting agreement with Dr. Schiller for the medical monitoring of the Walter Reed Trial, the training of clinical trial investigators and new PEER Online users. Additionally Dr. Schiller is advising the Company on product development; and

(3)	Other miscellaneous costs for 2015 and 2014 periods were substantially similar.

Product Development

	Three months ended		Percent
	June 30,		Change
	2015	2014
Product Development
Neurometric Services	$121,900	$376,100	(68)%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, travel and miscellaneous costs which were as follows:

	Three months ended
	June 30,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$110,800	$163,500	$(52,700)
(2) Consulting fees	5,000	162,600	(157,600)
(3) System development costs	1,300	35,500	(34,200)
(4) Conference and travel	—	10,900	(10,900)
(5) Other miscellaneous costs	4,800	3,600	1,200
Total Product Development	$121,900	$376,100	$(254,200)

Comparing the three months ended June 30, 2015 with the corresponding period in 2014:

(1)	Salaries and benefits decreased by a net $52,700 in the 2015 period; of this reduced expenditure $45,500 related to stock compensation which became fully amortized during this three month period; and $4,500 related to vacation expense accrual. Effective March 2015, managers have voluntarily agreed to reduce their salaries to $4,000 per month through to the end of July 2015, in order to conserve cash: deferred salaries are being accrued;

(2)

Consulting fees decreased by $157,600 for the 2015 period due to the elimination of staff associated with the Walter Reed Trial. As enrollment into the clinical trial was suspended on May 2014, consequently staffing was reduced. During the 2014 period, when the Walter Reed Trial was fully operational we had five research staff. This staff, which comprised clinical research coordinators and EEG technologists, were engaged as consultants through the Henry Jackson Foundation.  Similarly, due to reduced workload, we have also reduced the costs associated with our Clinical Research Organization which helped oversee the clinical trial and data management processes;

(3)

System development and maintenance costs decreased in the 2015 due to the stage in the development cycle and the conservation of cash; in 2014 system development and maintenance costs were elevated due to further development of our Salesforce.com based applications including the development of a patient referral portal to handle incoming inquiries, the development of a system dashboard and the migration of our data to a more robust and secure hosting service operated by Microsoft;

(4)

Conference and travel costs were reduced to $0 for the 2015 period as there were no visits to Walter Reed as the clinical trial enrollment had been suspended for the military’s internal review purposes. During the 2014 period we had personnel who regularly traveled to Bethesda, MD, to manage the Walter Reed Trial; and

(5)	Other miscellaneous expenses increased marginally by $1,200 in the 2015 period.

Sales and Marketing

	Three months ended		Percent
	June 30,		Change
	2015	2014
Sales and Marketing
Neurometric Services	$31,100	$105,600	(71)%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and miscellaneous expenses. The reason for the change in these expenses is discussed below.

	Three months ended
	June 30,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$35,800	$48,200	$(12,400)
(2) Consulting fees	—	30,000	(30,000)
(3) Advertising and marketing costs	(7,400)	25,000	(32,400)
(4) Other miscellaneous costs	2,700	2,400	300
Total Sales and marketing	$31,100	$105,600	$(74,500)

Comparing the three months ended June 30, 2015 with the corresponding period in 2014:

(1)	Salaries and benefits for the 2015 period decreased by $12,400 as some stock compensation had become fully amortized;
(2)	Consulting fees for the 2015 period decreased by $30,000: due to cost cutting measures we put our consulting agreement with Decision Calculus Associates (“DCA”) on hold pending future funding. For the 2014 period the Company had engaged DCA, to assist with social media and general marketing efforts. The DCA engagement continued through February of 2015, after which it was put on hold;

(3)	Advertising and marketing expenses decreased for the 2015 period and resulted in a credit as we renegotiated the initial payment for public relations campaign which was cancelled due to lack of funds. For the 2014 period we had hired a public relations firm and an advertising agency to advise and assist in raising the awareness of our Walter Reed clinical trial in anticipation of the announcement of interim results; and

(4)	Miscellaneous expenditures remained substantially the same for the two periods.

General and administrative

	Three months ended		Percent
	June 30,		Change
	2015	2014
General and administrative
Neurometric Services	$409,400	$533,100	(23)%

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock-based compensation, legal fees, other professional and consulting fees, patent costs, general administrative and occupancy costs, dues and subscriptions, conference, travel and miscellaneous costs. The reason for the change in these expenses is discussed below.

	Three months ended
	June 30,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$177,300	$252,400	$(75,100)
(2) Legal fees	89,300	134,400	(45,100)
(3) Other professional and consulting fees	27,500	30,400	(2,900)
(4) Patent costs	31,700	14,400	17,300
(5) Marketing and investor relations costs	400	800	(400)
(6) Conference and travel costs	10,900	23,800	(12,900)
(7) Dues & subscriptions fees	18,200	25,200	(7,000)
(8) General administrative and occupancy costs	54,100	51,700	2,400
Total General and administrative costs	$409,400	$533,100	$(123,700)

Comparing the three months ended June 30, 2015 with the corresponding period in 2014:

(1)

Salaries and benefit expenses decreased for the 2015 period primarily as stock option grants for officers, directors and consultants became fully vested and consequently, the amortization of option expenses were reduced by $73,700 thereby accounting for the bulk of the reduction. Effective February 28, 2015, corporate officers have voluntarily agreed to reduce their salaries to $4,000 per month through July 31, 2015, in order to conserve cash. Deferred salaries are being accrued;

(2)	Legal fees showed a net decrease of $45,100 for the 2015 period, primarily due to (a) the Brandt litigation is currently on hold until August of 2016, no legal expenses were incurred during the 2015 period, while $60,400 was incurred during the 2014 period; (b) general and securities legal expenses decreased by $15,700 for the 2015 period as fees incurred in 2014 period for the preparation of financing documents was not repeated. (c) the reductions were partially offset by other legal fees associated with our lobbying efforts which increased by $31,000 in the 2015 period as a result of increased lobbying activity;

(3)	Other professional and consulting fees decreased marginally for the 2015 period;
(4)	Patent costs increased by $17,300 due to the timing and volume of patent applications and maintenance costs;
(5)	Marketing and investor relations costs remained at a very low level for both periods;
(6)	Conference and travel costs decreased by $12,900 for the 2015 period as the suspension of the Walter Reed Trial reduced the need to travel;
(7)	Dues and subscription cost decreased for 2015 period due to a focus on cutting costs; and
(8)	General administrative and occupancy expenses increased marginally in the 2015 period due to insurance costs.

Other Income and Expenses

	Three months ended		Percent
	June 30,		Change
	2015	2014
Other Income (Expenses)
Neurometric Services income (expense), net	$20,000	$(1,300)	*

* (Not Meaningful)

For the three months ended June 30, 2015 and 2014 net other non-operating income (loss) for Neurometric Services, and the primary reason for the change in such expenses for such periods, was as follows:

•	For the 2015 period, we incurred non-cash interest charges totaling $65,900 of which $26,500 was accrued interest on our convertible promissory notes at 5% per annum; the remaining balance was comprised of $38,200 of beneficial conversion discount amortization on the convertible promissory notes; only $1,200 was for actual net interest paid in cash during the period. For the 2014 period we incurred only $1,300 in net interest expense which was paid in cash; we incurred no non-cash interest charges.

•

Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the resultant change in fair value of non-hedging derivative instruments are to be recognized in current earnings. For the 2015 period we revalued our derivative liabilities for the beneficial conversion feature of the convertible promissory notes which resulted in a non-cash gain on derivative liabilities of $85,900. For the 2014 period we had no derivative instruments to value and consequently no associated expense or gain.

Net Loss from Continuing Operations

	Three months ended		Percent
	June 30,		Change
	2015	2014
Neurometric Services net loss	$(536,100)	$(1,017,700)	47%

The net loss for our Neurometric Services business of $536,100 for the three months ended June 30, 2015, compared to the approximately $1,017,700 loss for the same period in the prior year is primarily due to an overall reduction of operating expenses of $459,300 due to the suspension of the Walter Reed Trial. Secondarily, as mentioned above, we benefited from a net gain of $85,900 in Other Income substantially due to the revaluation of derivative liabilities.

Net gain (loss) from Discontinued Operations:

	Three months ended		Percent
	June 30,		Change
	2015	2014
Clinical Services net gain (loss)	(700)	(1,100)	36%

Our discontinued Clinical Services had a net loss for the three months ended June 30, 2015, due to records storage costs. The $400 decrease compared to the same period in 2014, was due to interest expense relating to an operating lease in 2014.

Results of Operations for the nine months ended June 30, 2015 and 2014

We only operate our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physician/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Nine months ended
	June 30,
	2015	2014

Revenues	100%	100%
Cost of revenues	5	65
Gross profit	95	35
Research	93	84
Product development	750	952
Sales and marketing	397	263
General and administrative expenses	1,688	1,380
Operating loss	(2,833)	(2,644)
Other income (expense), net	11	994
Net expense before Discontinued Operations	(2,822)	(1,650)
Loss from Discontinued Operations	(3)	(4)
Net loss	(2,825)%	(1,654)%

Revenues

	Nine months ended June 30,		Percent Change
	2015	2014
Neurometric Service Revenues	$74,600	$110,400	(32)%

With respect to our Neurometric Services business, the number of third party, non-study related, paid PEER Reports delivered remained consistent with 181 and 182 reports delivered for the nine months ended June 30, 2015 and 2014 respectively. There were no study related PEER Reports during the 2015 period as a result of the halt of enrollment into the Walter Reed Trial effective May, 2014, pending an internal review; during the similar 2014 period 70 study related PEER Reports were delivered. Our standard price per report is $400 to our non-military providers plus the fees for Company recorded EEGs and ancillary services; the price to our military clinical trial providers is $540, which includes the collection of the EEG. The average revenue per report was $403 per report for the 2015 period. The total number of free, non-study, PEER Reports processed were 9 and 29 respectively for the nine months ended June 30, 2015 and 2014. A further 21 free PEER Reports were generated for the Walter Reed Trial during the 2014 period. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Nine months ended June 30,		Percent Change
Cost of Revenues	2015	2014
Cost of Revenues for Neurometric Services	$4,100	$72,100	(94)%

Cost of Neurometric Services revenues consisting of payroll costs (including stock-based compensation) and consulting costs which were as follows:

	Nine months ended June 30,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$—	$50,100	$(50,100)
(2) Consulting fees	4,100	22,000	(17,900)
Total Costs of Revenues	$4,100	$72,100	$(68,000)

Consulting costs associated with the processing of second generation of PEER Online reports are between $10 and $60 per report. We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Comparing the nine months ended June 30, 2015 with the corresponding period in 2014:

(1)	Salary and benefit expenses for the 2015 period were $0 as a member of staff had left in 2014. This function was re-assigned to a consultant and other members of staff along with the rollout of our more automated second generation of PEER Online; and

(2)	Consulting fees declined for the 2015 period, which was primarily attributable to our utilization of a different consulting resource to artifact EEGs, furthermore, we processed more PEER Reports with in-house resources.

Research

	Nine months ended June 30,		Percent Change
Research	2015	2014
Neurometric Services Research	$69,400	$92,900	(25)%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees, and other miscellaneous costs which were as follows:

	Nine months ended June 30,
Key Expense Categories	2015	2014	Change
(1) Salary and benefit costs	$31,200	$55,100	$(23,900)
(2) Consulting fees	30,000	30,000	—
(3) Other miscellaneous costs	8,200	7,800	400
Total Research	$69,400	$92,900	$(23,500)

Comparing the nine months ended June 30, 2015 with the corresponding period in 2014:

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation, decreased for the 2015 period as options grants for our medical consultants become fully vested, therefore, reducing the amortization expense for the stock-based compensation;

(2)	Consulting costs remained identical for the 2015 and 2014 periods as we had entered into a consulting agreement with Dr. Schiller for the medical monitoring of the Walter Reed Trial, the training of clinical trial investigators and new PEER Online users. Additionally, Dr. Schiller is advising on product development; and

(3)	Other miscellaneous costs for the 2015 and 2014 periods were substantially similar.

Product Development

	Nine months ended June 30,		Percent Change
	2015	2014
Product Development
Neurometric Services	$559,300	$1,050,500	(47)%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, travel and miscellaneous costs as follows:

	Nine months ended June 30,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$349,600	$349,100	$500
(2) Consulting fees	143,500	521,500	(378,000)
(3) System development costs	29,500	81,900	(52,400)
(4) Conference and travel	1,800	51,000	(49,200)
(5) Other miscellaneous costs	34,900	47,000	(12,100)
Total Product Development	$559,300	$1,050,500	$(491,200)

Comparing the nine months ended June 30, 2015 with the corresponding period in 2014:

(1)	Salaries and benefits remained the same for both periods; managers had agreed to forfeit a portion of their salaries during the 2014 period in favor of receiving stock-based compensation in the form of options with an exercise price of $0.25 per share of Common Stock along with the payout of their accrued salaries from prior periods. These accrued salaries were paid out over an extended period in place of their forfeited salaries; consequently, the reduction in salary expense was substantially offset by the associated increase in stock-based compensation. Effective March 2015, managers have voluntarily agreed to reduce their salaries to $4,000 per month through July 31, 2015, in order to conserve cash: deferred salaries are being accrued;

(2)	Consulting fees decreased by $378,000 for the 2015 period primarily due to a reduction of staffing associated with the Walter Reed Trial. As enrollment into the clinical trial was suspended on May 2014, consequently staffing was adjusted to the reduced workload. During the 2014 period we had a research staff of five while during the 2015 period it was reduced to two until the beginning of February when the last staff member rolled off the clinical trial. The staff, which included clinical research coordinators and EEG technologists, were engaged as consultants through the Henry Jackson Foundation. Similarly, as result of the reduced workload, we have reduced the costs of our Clinical Research Organization which oversees the clinical trial and data management processes;

(3)	System development and maintenance costs decreased in the 2015 period due to the stage in the development cycle of PEER Online and in an effort to conserve cash. In the 2014 period, system development focused on updating our PEER Online system and Administrative dashboard applications;

(4)	Conference and travel costs were greatly reduced for the 2015 period as there were no visits to Walter Reed as the clinical trial enrollment had been suspended for the internal review. In the 2014 period we had personnel who had relocated to Bethesda, MD, to manage the trial; and

(5)	Other miscellaneous costs decreased by $12,100 in the 2015 period due to the suspension of the clinical trial. In the 2014 period we incurred a $28,000 expense as we had entered into an agreement with a manufacturer of EEG equipment to modify their equipment to be compatible with the Neuroguide system which is used in the generation of the PEER Online reports.

Sales and Marketing

	Nine months ended		Percent
	June 30,		Change
	2015	2014
Sales and Marketing
Neurometric Services	$296,000	$290,500	2%

Sales and marketing expenses associated with our Neurometric Information Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and conference and travel expenses.

	Nine months ended
	June 30,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$153,200	$154,800	$(1,600)
(2) Consulting fees	108,900	90,000	18,900
(3) Advertising and marketing costs	21,700	36,500	(14,800)
(4) Conferences and travel costs	7,700	5,300	2,400
(5) Other miscellaneous costs	4,500	3,900	600
Total Sales and marketing	$296,000	$290,500	$5,500

Comparing the nine months ended June 30, 2015, with the corresponding period in 2014:

(1)	Salaries and benefits for the 2015 period had a slight decrease compared to the 2014 period. This is primarily because as older option grants become fully vested, the amortization expense is therefore reduced. This reduction in amortization expense was offset by a new option grant to a U.K. based consultant tasked with obtaining a licensing agreement in the U.K.;

(2)	Consulting fees for the 2015 period increased by a net $18,900: this was primarily due to $30,000 of the consulting fees for the abovementioned U.K. based consultant; the remaining increase in expenses were for the placement of public relations media opportunities, including “The Doctor’s” show on CBS television and for improvement in our website design. These increases were offset by the suspension of the Decision Calculus Associates (“DCA”) consulting contract at the end of February 2015, in order to conserve cash. For the 2014 period the Company had engaged DCA to assist with social media and general marketing efforts;

(3)	Advertising and marketing expenses decreased in the 2015 period primarily because we engaged in a six-week test marketing campaign using social media. Results from the campaign were encouraging and showed a demonstrable increase in leads at a cost of approximately $75 per lead. In the 2014 period, expenses were elevated as we hired a public relations firm and an advertising agency to advise and assist in raising the awareness for our Walter Reed Trial in anticipation of the announcement of interim results;

(4)	Conference and travel costs increased marginally for the 2015 period due to travel expenses related to being featured on “The Doctor’s” show in Los Angeles; and

(5)	Miscellaneous expenditures for the 2015 and 2014 periods were minimal and substantially consistent.

General and administrative

	Nine months ended		Percent
	June 30,		Change
	2015	2014
General and administrative
Neurometric Services	$1,259,500	$1,523,700	(17)%

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, conference and travel costs, dues and subscriptions and miscellaneous costs.

	Nine months ended
	June 30,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$540,900	$776,400	$(235,500)
(2) Legal fees	209,800	273,100	(63,300)
(3) Other professional and consulting fees	99,000	128,500	(29,500)
(4) Patent costs	90,200	72,100	18,100
(5) Marketing and investor relations costs	49,000	3,700	45,300
(6) Conference and travel costs	53,800	48,800	5,000
(7) Dues & subscriptions fees	56,700	62,200	(5,500)
(8) General administrative and occupancy costs	160,100	158,900	1,200
Total General and administrative costs	$1,259,500	$1,523,700	$(264,200)

Comparing the nine months ended June 30, 2015 with the corresponding period in 2014:

(1)

Salaries and benefit expenses decreased for the 2015 period for several reasons: (a) Stock option grants for officers, directors and consultants became fully vested and consequently the amortization of option expenses were reduced by a net $455,300. This reduction was offset by (b) an increase in salaries and payroll taxes of $78,000 in the 2015 period as no salaries were paid to managers for the first half of the nine-month period ending June 2014, during which time managers were granted options to purchase Common Stock at $0.25 per share pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013. The resultant increase in salaries in the 2015 over the 2014 period was $204,500.

Effective February 28, 2015, corporate officers have voluntarily agreed to reduce their salaries to $4,000 per month through to July 31, 2015, in order to help the Company conserve cash: deferred salaries are being accrued;

(2)	Legal fees showed a net decrease for the 2015 period: the primary reason for this is (a) the Brandt litigation is on hold therefore no litigation expenses were incurred during the 2015 period compared to $83,000 incurred during the 2014 period; this reduction was offset by (b) other legal fees associated with our lobbying efforts which increased by $18,800 as a result of increased lobbying activity; (c) general and securities legal expenses were substantially similar for the two periods;

(3)

Other professional and consulting fees decreased by $29,500 in the 2015 period as (a) $16,500 in Public Relations consulting fees incurred in the 2014 period did not reoccur during the 2015 period, and (b) the balance of the expenditure which were for audit and tax fees decreased by $13,000 due the timing of tax preparation services;

(4)	Patent costs increased largely due to the timing and volume of patent applications and maintenance costs;
(5)	Marketing and investor relations costs increased in the 2015 period by $45,300 of which $22,500 was for the engagement fees of the RedChip Companies, Inc. and $21,600 was the fair value of the warrant to purchase Common Stock at $0.25 share issued to RedChip for their investor relations services;

(6)	Conference and travel costs for the 2015 period increased by $5,000 due to (a) travel to the U.K. to investigate a licensing opportunity; and (b) a non-deal investor roadshow organized by our investor relations firm, Red Chip Companies, Inc.;

(7)	Dues and subscription costs decreased marginally in the 2015 period with the increase of software licenses for providers accessing the PEER Online portal; and

(8)	General administrative and occupancy expenses increased marginally in the 2015 period with minor increases in telecommunications and insurance costs.

Other Income and Expenses

	Nine months ended		Percent
	June 30,		Change
	2015	2014
Other Income (Expenses)
Neurometric Services income (expense), net	$13,300	$1,102,300	(99)%

For the nine months ended June 30, 2015 and 2014 net other non-operating income for Neurometric Services were as follows:

•	For the 2015 period, we incurred non-cash interest charges totaling $171,900 of which $69,300 was accrued interest on our convertible promissory notes at 5% per annum; the remaining balance was comprised of $100,100 of beneficial conversion discount amortization on convertible promissory notes; only $2,500 was for actual net interest paid in cash during that period. For the 2014 period we incurred only $2,900 in net interest expense which was paid in cash; we incurred no non-cash interest charges.

•	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the change in fair value of non-hedging derivative instrument are to be recognized in current earnings. For the 2015 period we revalued our derivative liabilities for the promissory note beneficial conversion feature which resulted in a non-cash gain on derivative liabilities of $185,200. For the 2014 period we had no derivative instruments to value and consequently no associated expense or gain.

•	For the 2014 period we experience a non-cash gain on the extinguishment of debt of $1,105,200 related to the settlement of long-outstanding trade payable balances which were renegotiated. For the 2015 period we had no similar transaction.

Net Loss from Continuing Operations

	Nine months ended		Percent
	June 30,		Change
	2015	2014

Neurometric Services net loss	$(2,105,100)	$(1,821,300)	16%

The net loss for our Neurometric Services business of $2.11 million for the nine months ended June 30, 2015, compared to the approximately $1.82 million loss for the same period in the prior year; the 2014 period loss was significantly reduced by an approximately $1.10 million in Other Income as a result of the extinguishment of debt transaction described above; however, during the 2015 period, operating costs were reduced by $0.81 million versus the 2014 period by substantial reductions in costs across most cost centers. These reductions were due to the Walter Reed Trial being put on hold as well as efforts to reduce expenditures across the board.

Loss from Discontinued operations:

	Nine months ended		Percent
	June 30,		Change
	2015	2014
Clinical Services net loss	(2,500)	(4,400)	(43)%

For our discontinued Clinical Services, the net loss for the nine months ended June 30, 2015, of $2,500 is a decrease of $1,900 over the same period in the prior year. As there were no ongoing operations during either the 2015 or 2014 period, the losses incurred were due to medical record storage fees and, in the 2014 period, charges associated with a lease.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of June 30, 2015, and 2014 we had accumulated deficits of approximately $61.3 million and $58.4 million respectively. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. Our management expects that with our clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of June 30, 2015, we had $141,800 in cash and cash equivalents and a working capital deficit of approximately $3.7 million. This is comparable to our cash position of $63,900 in cash and cash equivalents as of June 30, 2014, and a working capital deficit of $1.4 million. The increase in our working capital deficit is due to our Secured Convertible Notes totaling $2.3 million, plus interest thereon, which mature on March 21, 2016, and are now treated as current liabilities, a component of working capital.

Between September 22, 2014, and June 03, 2015, the Company entered into the Note Purchase Agreement in connection with a bridge financing, with nine accredited investors, including lead investor RSJ PE.  Pursuant to the Note Purchase Agreement, the Company issued twelve secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $2.3 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: the Company’s Director, John Pappajohn, purchased three September 2014 Notes for $400,000; the Follman Family Trust of which Robert Follman is a Director of the Company, purchase a September 2014 Note for $100,000; The Tierney Family Trust, which is a greater than 5% shareholder of the Company, purchased four September 2014 Notes for $515,000, Thomas Tierney, a former Director and Chairman of the Board of Directors of the Company, is a trustee; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000. The obligations represented by these September 2014 Notes are secured by substantially all of the assets of the Company, including its intellectual property, and mature on March 21, 2016. We do not now have, and will not likely have on the maturity date thereof, the cash necessary to repay the Notes when they become due.  If we are unable to repay the Notes when due, the holders could pursue any remedies available to them, which could result in a complete foreclosure on their security interest in the assets of the Company.

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

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

•	the amount and timing of costs we incur in connection with our clinical trials and product development activities, including enhancements to our PEER Online database and costs we incur to further validate the efficacy of our referenced EEG technology;
•	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our selling and marketing efforts;
•	whether we incur additional consulting and legal fees in our efforts to conducting a Non-Significant Risk study under an FDA requirements which will enable us to obtain a 510(k) clearance from the FDA; and
•	if we expand our business by acquiring or investing in complimentary businesses.

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

Since February, 2013, through July 2014 we raised $4.8 million through the private placement of equity at $0.25 per share of Common Stock. Of these equity offerings $2.1 million, or 44%, were purchased by directors, officers and affiliates of the Company.

Between September 2014, and June 2015 we raised $2.3 million through the private placement of secured convertible debt with an exercise price of $0.25. Of this funding $1.0 million, or 49%, was acquired by directors, officers and affiliates of the Company.

For details of these financings please See Note 4 and Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cash Flows

Net cash used in operating activities was $1.7 million for the nine months ended June 30, 2015 compared to $2.6 million for the same period in 2014.  Of the net $0.88 million reduction in the use of cash between the two periods:

(a) $0.67 million was due to the change in deferred compensation: during the 2014 period, approximately $0.41 million was used to payout managers for salaries which were earned and accrued during fiscal years 2013 and earlier. While being paid out the accrued salaries in fiscal year 2014, the managers received stock option grants to purchase Common Stock at $0.25 per share in lieu of a portion of their 2014 salaries pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013. During the 2015 period, starting February 2015, the managers voluntarily agreed to limit their salaries to $4,000 per month each in order to assist the Company weather the shortage of cash; as a result of this the Company accrued approximately $0.25 million.

(b) The balance of the reduction in the use of cash was primarily due to reduced expenditures on the Walter Reed Trial, as it had been suspended effective May 2014, and due to general cost cutting as a result of our limited cash resources.

Proceeds from investing activities for nine months ended June 30, 2015, were $1,500 due to the return to the manufacturer of some unused equipment. For the same period in 2014 we had no investing activities.

Financing activities for the nine months ended June 30, 2015, were $0.6 million in cash proceeds from the private placement of secured convertible notes (September 2014 Notes) with accredited investors, which convert at $0.25 per share. For the nine months ended June 30, 2014, net proceeds of $1.4 million were raised through the private placement of Common Stock in with accredited investors at $0.25 per share. Cash used in the repayment of capital leases during the nine months ended June 30, 2015 and 2014, was $2,700 and $5,300 respectively.

Net cash used in discontinued operations for the nine months ended June 30, 2015, was $31,800 which was primarily for costs associated with NTC’s accrued payroll liabilities and the cost of medical record storage. For the same period ended June 30, 2014, the net cash used was $67,100 which was primarily for NTC’s accrued payroll liabilities, medical record storage and costs associated with the lease.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15, as of June 30, 2015, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

To the knowledge of our management, including our PEO and PFO, there were none of the aforementioned deficiencies leading to a misstatement of our results of operations for the nine months ended June 30, 2015, or statement of financial position as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

During the quarterly period ending June 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to Note 6. Stockholders’ Deficit and Note 7. Related Party Transactions for details of the abovementioned transactions, which detail is herewith incorporated herein by reference to such note.

From September 22, 2014, through June 3, 2015, the Company entered into the Note Purchase Agreement in connection with a bridge financing, with nine accredited investors. Pursuant to the Note Purchase Agreement, the Company issued twelve secured convertible promissory notes in the aggregate principal amount of $2.3 million.

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

CNS Response, Inc.

Date: August 14, 2015		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer (Principal Executive Officer)

/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer (Principal Financial Officer)

