Form 10-K
period 2015-09-30
MYnd Analytics, Inc.
filed 2016-01-05
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2015

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 000-26285

MYnd Analytics, Inc.

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

Yes    ☐                      No     ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on March 31, 2015, the last business day of the registrant's most recently completed second fiscal quarter was $7,652,700 (calculated based on the price at which the registrant's common stock was last sold on that date).

As of January 4, 2016, the registrant had 102,417,409 shares of Common Stock, $0.001 par value, issued and outstanding.

MYND ANALYTICS, INC.

2015 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2015, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contain “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

With respect to this discussion, the terms “we,” “us,” “our,” MYnd,” and the “Company” refer to MYnd Analytics, Inc., a Delaware corporation and its wholly-owned subsidiary CNS Response, Inc., a California corporation (“CNS California”).

Introduction

MYnd Analytics, Inc. is a cloud-based predictive analytics company that provides objective clinical decision support to mental healthcare providers for the treatment of behavioral disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder ("PTSD"). The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric Electroencephalogram, or EEG, Evaluation Registry ("PEER") Reports to predict the likelihood of response by an individual to certain medications for the treatment of behavioral disorders.

In April 2014, based on an interim analysis of less than 10% of the planned clinical trial enrollees, statistically significant results were achieved for ten of the twelve endpoints of the trial conducted at the Walter Reed National Military Medical Center ("Walter Reed") and Fort Belvoir Community Hospital ("Fort Belvoir") (collectively, the "Walter Reed PEER Trial"). However, in May 2014, following the interim analysis and submission of the initial results, the Walter Reed Institutional Review Board (the "Walter Reed IRB") suspended enrollment of new patients in order to conduct an internal review. We do not expect to recommence the Walter Reed PEER Trial. We are continuing our discussions with the US Military’s Defense Health Agency (the “DHA”), which has expressed interest in conducting further PEER Trials at other Military Treatment Facilities (“MTFs”) in the future.

At our annual meeting of shareholders held on October 28, 2015, our shareholders approved a proposal to change the Company’s name to MYnd Analytics, Inc. from CNS Response, Inc. The new corporate name was selected to better reflect the Company’s commitment to; (i) personalized medicine, (MY); neuro data, (nd), and (iii) predictive analytics (Analytics).

The Challenge and the Opportunity

Psychotropic medications have become the dominant treatment for mild to severe behavioral disorders with greater than 400% growth in the prescription of antidepressant medications over the last two decades. However, recent research has emerged challenging the assumption of efficacy of psychotropic medications for the treatment of mild to severe behavioral disorders, finding that these medications often do not work or lose their efficacy over time. There are over 17 million Americans who are considered to be "treatment-resistant," having failed two or more courses of psychotropic medication treatment for their behavioral disorder. For these treatment-resistant patients, the conventional "trial and error" method of prescribing psychotropic medications has resulted in low efficacy, multiple side-effects and high relapse rates leading to treatment discontinuation, prolonged patient suffering and billions of dollars in additional healthcare costs to payers.

Currently, due to the lack of objective neurophysiological data available to physicians, there is no objective test to guide the prescribing of psychotropic medications. Physicians regularly make prescribing decisions based on incomplete symptomatic factors. Consequently, the underlying pathology and physiology of behavioral disorders are often not analyzed effectively by treating physicians and treatment for the patient is often ineffective, costly and may require multiple different courses of treatment before an effective medication is identified, if at all. To address this unmet medical need, we offer our PEER Online technology to analyze an individual's digital Quantitative EEG ("QEEG"). This analysis produces a PEER Report that predicts the likelihood of response, or non-response, to certain medication classes and individual medications. The reliability of QEEG data as a predictor of medication outcomes has been well established in over 100 published studies involving more than 6,000 patients. The PEER Report has been used as adjunctive information by physicians for over a decade on approximately 12,000 patients suffering from a variety of behavioral disorders including depression, anxiety disorders, obsessive-compulsive disorder ("OCD"), bipolar disorder, PTSD, addiction and eating disorders, including anorexia.

Our PEER Online technology correlates medication outcomes in our proprietary database with an individual's QEEG data to predict the efficacy of psychotropic medications by class and individual medication. Our founders developed this process in an effort to improve pharmacotherapy outcomes by replacing the low efficacy practice of a physician prescribing medications by "trial and error", with objective, individualized data, known as "personalized medicine," to better inform a physician's prescribing decisions. We believe our PEER Online technology is instrumental in providing personalized medicine to patients suffering from behavioral disorders, especially those who are "treatment resistant." Addressing the unmet clinical need for effective prescribing is crucial in overcoming the low efficacy, side-effects and high relapse rates of the current trial and error method of prescribing which we believe leads to treatment discontinuation, prolonged patient suffering and billions of dollars of additional healthcare costs to payers for patients with behavioral disorders.

Military Clinical Trials

The performance of pharmacotherapy in military mental healthcare has been, and continues to be, a focus of media coverage and legislative debate. The Walter Reed PEER Trial was designed to generate real-world, generalizable evidence with a significant statistical sample of almost 2,000 subjects.  The protocol was designed as a randomized, double-blind, multi-site controlled clinical trial for military patients with a primary diagnosis of depression, and allowed for comorbid diagnoses such as PTSD, mTBI and other behavioral disorders. Walter Reed acted as the lead site and provided the Principal Investigator, with a secondary site at Fort Belvoir. Its primary prospective endpoint was a change from baseline using the Quick Inventory of Depression Symptomatology Self Report (QIDS-SR16) scale in comparing the experimental group with the control group. Additional endpoints included: a) suicidality measured via the Concise Health Risk Tracking scale (CHRT); b) post-traumatic stress via the PTSD Checklist (PCL-C); c) achievement of Maximum Medical Improvement (MMI) and psychiatric adverse events.

The protocol was designed to produce reportable results at several points during the study, with interim results to be assessed when the study reached 10%, 25%, and 50% of targeted enrollment. A post-hoc analysis was performed to evaluate the predictiveness of the database for the entire evaluable patient population, including the control subjects (i.e. did the physicians, in both the experimental and control groups, whose prescriptions matched medications rated highly in the PEER Reports do better than physicians whose prescriptions did not match up with the medications rated highly by the reports). A brief timeline follows:

•	Approvals: Multiple approvals of protocol design, pre-specified endpoints and project staffing were obtained in 2012 and in early 2013. The U.S. Food and Drug Administration (“FDA”) Center for Devices and Radiological Health concluded the trial to be a Non-Significant Risk (“NSR”) trial that did not require an Investigational Device Exemption (IDE).

•	Recruiting: Recruiting began at Walter Reed National Military Medical Center in March of 2013, during the first month of sequestration (budget reductions imposed by Congress), and subsequently at Ft. Belvoir Community Hospital in June 2013.

•	Data collection: Data was collected by independent, third-party contractors from the Henry M. Jackson Foundation who entered the data into an FDA-compliant electronic data capture system. Importantly, no issues have been raised which could have vitiated the standard research protections, including patient randomization and double blinding, thereby preventing data bias; consequently there was no potential to impact the significant interim findings. Throughout the trial, there were no subject or provider complaints.

•	Interim analysis: Per the protocol, an interim analysis was performed in early 2014, by our bio-statistician, yielding a statistically significant and material safety finding with respect to the current standard of care verses PEER. The interim analysis indicated that suicidality was significantly higher for physicians who did not use PEER, than for those who followed PEER recommendations. Similar findings were obtained for medication efficacy and treatment efficiency, all of which were consistent with previous PEER clinical trials. The Army Surgeon General shared early results with Congress, and a manuscript summarizing the interim findings was prepared, submitted for peer review to a neuropsychiatric journal, and was accepted for publication. Nevertheless, Walter Reed leadership has initiated no contact with the Company or the co-investigators from academia, who were study participants, to discuss these findings.

•	Recruiting hold: The Walter Reed Institutional Review Board halted recruiting of subjects into our trial two days after the journal manuscript was submitted to them, whereupon they initiated their own internal investigation of the project. Walter Reed has subsequently refused to provide us with any details regarding their internal investigation. However, under the Freedom of Information Act (FOIA), we have obtained certain documentation pertaining to Walter Reed's internal investigation of the Walter Reed PEER Trials, which indicated that:

-	The PEER trial posed no quality or safety issues to subjects.
-	The Walter Reed and Fort Belvoir leadership recommended to the Acting Principal Investigator that the trial be continued at Walter Reed and Fort Belvoir with new personnel and minor protocol revisions and resubmission to the Walter Reed IRB.
-	The Walter Reed reviewer recommended to the Walter Reed leadership that all interim data and findings be eliminated due to "administrative issues". While Walter Reed has offered no explanation to the Company regarding this recommendation, materials we obtained through FOIA suggest that there was concern that the military — per the protocol — was required to pay approximately $40,000 for production of PEER Reports. The Walter Reed reviewer noted:

“The financial gain to be made by CNSRI (CNS Response, now MYnd Analytics) should their device be proved to be accurate and beneficial is most likely in the billions of dollars. CNSRI should be bearing every aspect of financial risk related to this trial.”

Further, based on the information returned to us under the FOIA, Walter Reed's internal investigation determined that Walter Reed’s purchase order and payment for PEER Reports had been designated for commercial items, under which research and publication of results is prohibited. We believe that the Walter Reed purchase order should have been designated for clinical research. This critical distinction was never communicated with the Company, but was obtained in response to our FOIA requests, and is not supported by the contract documentation we had provided the military and by Walter Reed’s internal communications. We have offered to correct the record, but have received no response from Walter Reed. Further, while the Company, as the Trial Sponsor, is required to maintain all clinical trial records, those records remain in the possession of Walter Reed, which has refused to return these records (patient reported outcomes) to us.

•	Continuation of protocol under Defense Health Agency: Following the Walter Reed review, senior leadership of the Defense Health Agency remarked in a meeting with the Company that PEER represents important technology with scientific merit and further recommended that our research should continue. The Company has agreed that, regardless of the issues with Walter Reed, to rapidly commence new trials at other locations, using substantially the same protocol as employed in the Walter Reed Trial. Furthermore leadership at the Defense Health Agency pledged in a meeting with the Company in March 2015 to work toward continuing the Walter Reed protocol at other locations, subject to finding an acceptable senior principal investigator within the military to lead the project. As of the date of this filing, no senior principal investigator has yet been identified by the military.

•	Next steps: The Company is proceeding with rapid replication trials outside the U.S. military, commencing with the SoCal PEER Trial and the Canadian Armed Forces/NATO Trial, and once approved by the Defense Health Agency, we will proceed on a "pay as you go" basis. We anticipate these trials will have the effect of providing additional evidence regarding the effectiveness of our PEER technology to the military, while mitigating further administrative delays.

We believe that the Walter Reed PEER Trial protocol generated good evaluable data and was well vetted - with multiple reviews and inputs by the FDA, the Internal Review Boards ("IRB") of Walter Reed and Fort Belvoir and other subject matter experts. This protocol is therefore the foundation of the protocols designed for the SoCal PEER Trial and the Canadian Armed Forces/NATO Trial.

Our Strategy

For 2016, the Company is focused on a commercial rollout of its PEER Online technology in Southern California using a targeted social media advertising campaign and providing in-house EEG services. Successful proof of this marketing and service concept will result in the expansion of PEER Online services to other metropolitan areas.

The key elements of our strategy are to:

•	Engage consumers and their physicians. Consumers are transforming healthcare markets through their demand for better outcomes and greater involvement in the process of treatment selection. The emerging strategy in the pharmaceutical industry has shifted to consumer outreach through advertising, social media, and events because consumers drive the sale for new interventions and information tools. Activated consumers bring this information to physicians who are often “sold” by their customer. MYND anticipates that it will engage consumers through:

-	Sustained social media marketing, which we initially intend to focus on our base of providers in Southern California, and thereafter intend to expand to other metropolitan areas.
-	EEG support through both mobile EEG subcontractors and a physical EEG testing location where patients can easily obtain an EEG for the generation of a PEER Report. We believe that by making the process of getting a PEER Report more convenient, more patients will get a PEER Report.
-	Targeted public relations and media placements based on news events like the SoCal PEER Trial, which complement and amplify the social media messaging.
-	Expanded use of intelligent marketing automation to find and convert sales, as well as optimize and speed consumer adoption.

•	Build evidence for expanded applications of PEER. Virtually all clinical trials of PEER and related technologies have focused on improvement in medication efficacy for physicians utilizing PEER Reports. However, based on findings from more recent trials, we anticipate that we will add additional endpoints or subgroups to future trials which, if successful, could lead to expanded applications for PEER including:

-	The reduction of risk as a result of reduced trial and error pharmacotherapy, some studies have indicated corresponding reductions in severe adverse events including suicidality;
-	Treatment-naive patients will be included in the prospective clinical trial, which could demonstrate the utility of PEER Reports to support first-line treatments in primary care settings; and
-	PTSD and mTBI are both included as comorbid diagnoses in the trials, which could demonstrate potential clinical utility for PEER Reports in an area with few approved treatments and significant trial and error pharmacotherapy.
-	Adding genetic data to the prospective clinical trials, could demonstrate that the combination of a PEER Report and a genetic test could be more predictive and result in improved outcomes for patients

•	Expand payer reimbursement. Given their large enrollment and randomized, controlled designs, clear outcomes from the SoCal PEER Trial and Canadian Forces/NATO trials are expected to fulfill evidence requirements for PEER for virtually all healthcare payers. We have already received approval as an Emerging Technology from United Healthcare, which stipulated that one more successful, significant controlled study could result in full reimbursement approval. We anticipate that a successful clinical finding in either of our current trials will drive broad adoption by standard payers. Additionally, EEG and QEEG services representing up to half of the cost of PEER are now routinely reimbursed by certain payers, lowering the out of pocket cost of PEER and supporting our consumer and physician marketing initiative.

•	Facilitate military adoption. Over one million soldiers and family members are estimated to need care in the military for depression, PTSD, and mTBI following the conflicts in Iraq and Afghanistan. Simultaneous with the commercial rollout of PEER Online, we will be conducting a clinical trial, the “SoCal Trial”, using substantially the same protocol as the Walter Reed PEER Trial. The goal of the SoCal Trial is to replicate the results achieved in prior PEER trials, as well as the unpublished interim results of the Walter Reed PEER Trial. Additionally, we anticipate the commencement of a clinical trial with the Canadian Forces, with subsequent expansion to other NATO participants (the “NATO Trial”) using substantially the same protocol, which is currently under review by the IRB for the Canadian forces. All these clinical trials use the PEER Interactive platform to provide PEER Reports to psychiatrists treating patients primarily for depression with various comorbidities.

•	Expand MYnd’s voice in legislative demands for military health reform and evidence-based treatments for active duty military and veterans. Preventable medical error in military hospitals, waiting lists for treatment in the Veterans Affairs Hospitals or other treatment facilities, and other challenges to military mental healthcare have become major issues in the news during the past year, leading to unprecedented demands from Congress for transparency and accountability on these issues.

-	Evidence-based treatment: MYnd has had an active voice in driving adoption of evidence-based treatments that can have a measurable impact on soldiers, veterans and their families today.
-	Veteran Support Groups: Through active involvement with the top five veteran service organizations, US House testimony, US Senate NDAA language, AdvaMed Capitol Hill presentation and issue advocacy, MYnd will seek to harness this bipartisan support to drive more rapid recognition of PEER technology:
-	Advocacy groups: We will seek to expand the role of third party recommendations through inclusion of the MYnd message in communications by veteran service organizations to their members.
-	Congressional Support: We intend to solicit congressional support for bills introduced in the House of Representatives and Senate which call for evidence based medicine.
-	Key Opinion Leaders: We expect to continue working with key opinion leaders whose objective align with better mental health care and cost savings.

PEER Technology

Our technology offers an improvement over traditional methods for evaluating pharmacotherapy options in patients suffering from non-psychotic behavioral disorders, because it correlates the success of courses of medication with the neurophysiological characteristics of a particular patient. PEER provides medical professionals with medication sensitivity data for a subject patient based upon the identification and correlation of treatment outcome information from other patients with similar neurophysiologic characteristics. This treatment outcome information is contained in what we believe to be the largest outcomes database for mental health care pharmacotherapy; there are now over 38,000 outcomes within the database from over 10,000 unique patients with behavioral disorders. We refer to this database as the PEER Online database (formerly known as the “CNS Database”). For each patient in the PEER Online database, we have compiled neurophysiology data from EEG scans, symptoms and outcomes often across multiple treatments from multiple psychiatrists and other physicians. This patented technology, called PEER Online TM (based on a technology known as “Referenced-EEG®” or “rEEG®”), represents an innovative approach to prescribing effective medications for patients suffering from debilitating behavioral disorders.

PEER Reports

We provide concise reports (“PEER Reports”) for qualified medical professionals which summarize the historical treatment efficacy of specific medications for patients with similar EEG brain patterns.

PEER Reports do not diagnose or direct a specific treatment for a mental health condition, but like all lab results, provide objective, evidence-based statistical information to help the prescriber in their selection of an appropriate medication for a patient. With PEER Reports, physicians order a digital EEG for a patient, which is then referenced to the PEER Online database. By considering this reference correlation, an attending physician can better establish a treatment strategy with the knowledge of how other patients with similar brain function have previously responded to a myriad of treatment alternatives. Analysis of this complete data set yielded a platform of neurometric variables that have shown utility in characterizing patient response to diverse medications. This platform then allows a new patient to be characterized based on these neurometric variables and the database to be queried to understand the statistical response of patients with similar brain patterns to the medications currently in the database.

The development of pathophysiological markers as the new method for identifying the correct patient population to research is being encouraged by the National Institute of Mental Health (“NIMH”) and the FDA.

The PEER Online Process

 In 2011, the Company introduced a fundamentally new approach to its product, publishing its physician outcome registry to the web and providing online access to methodology, raw data, and individual medication analyses – PEER Reports — for researchers and clinicians who use EEG in their practice. PEER Reports are offered as a neurometric service, in which QEEG readings are referenced to the Company’s outcome registry database to identify patient-specific probabilities of response, and non-response, to different medications. EEG recording devices are widely available, inexpensive to lease and are available in most metropolitan areas via institutional and independent mobile EEG providers.

A second generation of PEER Online was released in June 2014, and rolled out to practitioners. This version of PEER Online has a superior user interface which increases the ease of use by a practitioner. It also enables the practitioner to track and upload a patient's outcomes to the Company. The service works as follows:

•	patients are directed to a local PEER network provider, who performs a standard digital EEG;
•	the EEG data file is uploaded via a secure web portal to our central analytic database;
•	we analyze the data against the PEER Online database for patients with similar brain patterns, based on roughly 5.000 variables produced by FDA approved QEEG software;
•	we provide a descriptive, statistical analysis describing the success of patients with similar neurophysiology on different pharmacotherapies (much like an antibiotic sensitivity report commonly used in medicine); and
•	the analysis is sent back to the attending physician via a secure web portal, usually by the next business day.

Currently we do not operate our own healthcare facilities, employ our own treating physician or provide medical advice or treatment for patients; however, to enhance a patient’s convenience, we plan to provide contracted and on-site EEG services in the future. Physicians who contract for our PEER Reports own their own facilities or professional licenses and control and are responsible for the clinical activities provided on their premises. Patients receive medical care in accordance with orders from their attending physicians or providers. Physicians who contract for PEER Reports are responsible for exercising their independent medical judgment in determining the specific application of the information contained in the PEER Reports and the appropriate course of care for each patient. Following the prescription of any medication, physicians are presumed to administer and provide continuing care treatment to the patient.

Referenced-EEG (rEEG®), the Company’s original product, was developed by a pathologist and a psychiatrist who recognized that correlation of a patient’s unique brain patterns to known long-term medication outcomes of similar patients might significantly improve therapeutic performance.

PEER Interactive

Commencing in May 2013, the Company began clinical trials of PEER Interactive, a significantly updated and automated version of PEER Online.

•	PEER Interactive represents a significant expansion of the current database, based on receipt of hundreds of new patient outcomes from network physicians.
•	The Company has also upgraded its normative QEEG database to improve the robustness and utility of its findings by converting to the Neuroguide database platform generated by Applied Neurosciences Inc. In addition to an improved normative dataset and additional variables for characterizing neurophysiology (10 times more than our original database), this platform offers the opportunity for improved pattern recognition and display of three-dimensional findings from QEEG through LORETA, a modeling capability which analyzes deeper structures within the brain.
•	Finally, clinical utility and user interface have been improved in the PEER Interactive release. Physicians are able to access the PEER database utilizing tablet computers (such as the Apple iPad) and are receiving same-day turnaround of PEER Reports.

PEER Evidence

The correlation of QEEG variables with individual medication outcomes has been researched substantially over the past two decades, as documented in over 100 studies involving over 6,000 subjects.  The vast majority of this growing evidence base is the result of independent university and commercial research. Because PEER machine-learning algorithms aggregate important QEEG features from all sources, the Company believes that its research has contributed significantly to this growing evidence base.

The PEER Meta Data Analysis: The Company presented its research at the Military Health Services Research Symposium in August 2015, summarizing the full scope of clinical research on PEER and similar technologies.

•	PEER addresses a longstanding problem: Psychiatry has long searched for a biomarker technology to objectively guide medication choice.

•	“The problem is that it’s trial and error for any one person. Even the most skilled psychiatrists tend to choose medications or therapy based on population-wide statistics, not individual profiles.” Helen Mayberg, professor of psychiatry, neurology, and radiology at Emory University

•	Evidence for current treatments has been overstated, as noted by Erick Turner in Selective Publication of Antidepressant Trials and its Influence on Apparent Efficacy, New England Journal of Medicine, 2008.

-	“Among 74 FDA-registered studies, 31%, accounting for 3,449 study participants, were not published. Whether and how the studies were published were associated with the study outcome… According to the published literature, it appeared that 94% of the trials conducted were positive. By contrast, the FDA analysis showed that 51% were positive.”

•	The military has stated that clinical results in this drug class are inadequate

-	“Despite the magnitude of the problem, treatment of mental illness at best and unsatisfactory at worst. Current psycho-pharmacotherapy practices are clinician-dependent, inductive and assume that certain behavioral symptoms respond to a specific medication class. This selection process is highly subjective. Further, there has been no objective method to select which of the numerous psychoactive medications will be effective in a particular patient. A large pharmacoeconomic benefit could be seen if medications for patients could be based on an objective tool to inform the choice of medication by responsiveness or decreased adverse events.” Per a senior military researcher.

-	Ineffective treatments crowd out “good”: 45% of soldiers dropout of treatment after 1 visit.

-	Budget impact: Patients who fail to respond to their first two medications have overall healthcare costs that are four times higher. Surprisingly, most of that increase is attributable to direct medical costs and lost productivity, not the costs of mental healthcare.

•	PEER Evidence reviews and technology assessments

-	A 2008 systematic review by the Center for Health Economics, Epidemiology and Science Policy, United Biosource concluded:

In conclusion, the evidence supporting PEER appears superior to that supporting APA or TMAP treatment guidelines for Treatment Resistant Depression (TRD) and certainly the results of the STAR*D Level 3 and Level 4 studies that are commonly used by payers.

-	A 2011 Technology Assessment by United Healthcare suggested that one more randomized study of sufficient quality and effect size would put PEER technology in the “proven” range:

The Scientific Merit Rating Scale average for all studies was below 4, however the strongest studies averaged a SMRS score of 4.05, which is in the proven range. However, the quantity of peer-reviewed studies focused on the treatment resistant depression population (2 studies as opposed to the required 3 studies) falls in the unproven category. The committee felt that given the SMRS scores and other factors, this technology does demonstrate a higher level of evidence, and therefore is considered an emerging technology.

•	PEER randomized controlled trials

There have been three previous randomized controlled trials of PEER and its predecessor product, rEEG:

-	Veterans Administration - Sepulveda (J Am Physicians & Surgeons, 2007)

-	Depression Efficacy Pilot Study (NCDEU 2009)

-	Depression Efficacy Study - Harvard/Stanford multi-site (J Psych Res, 2011)

In this pooled analysis (n = 145) subjects, PEER guidance was compared to Treatment As Usual (TAU) in the treatment of patients with Treatment-Resistant Depression (TRD).

The mean change from baseline was a 43% improvement when treatment guided by PEER was used, compared to a 20% improvement for patients receiving Treatment as Usual. Moreover, PEER surpassed results of the Control Group in half the number of visits, suggesting that reduced trial and error can yield a 50% improvement in treatment efficiency, as shown in the charts below.

Veterans Administration - Sepulveda
% Change from Baseline HAMD
0%
-15%
-30%
-45%
-60%
Control/non-guided
PEER-guided
(p 0.009)
baseline
final visit
Depression Efficacy Study - pilot
% Change from Baseline QIDS
0%
-15%
-30%
-45%
-60%
Control/non-guided
PEER-guided
(p 0.066)
0 2 4 6 8 10
week
Depression Efficacy Study - multisite
% Change from Baseline QIDS
0%
-15%
-30%
-45%
-60%
Control/non-guided
PEER-guided
(p 0.0002)
0 2 4 6 8 10 12
week
ALL rEEG/PEER Studies
% Change from Baseline QIDS
0%
-15%
-30%
-45%
-60%
PEER guided
-43%
Control/non-guided
-20%
Mean change from baseline depression score was -43% when guided by PEER vs -20% for Treatment as Usual
50% improvement in Treatment Efficiency — PEER surpassed Control group in half the number of visits

•	Independent clinical trials

-	In addition to the above, an additional eight (8) randomized controlled trials with over 1,900 subjects have been performed by other researchers, demonstrating utility for EEG biomarkers in response to traditional antidepressants, experimental compounds (Ketamine), and non-pharmacologic treatments like Transcranial Magnetic Stimulation (cf. www.peerdossier.com).

-	Independent replication of methodology: a group of scientists at McMaster University recently replicated our PEER technology‘s machine-learning approach, using different classifiers and statistical techniques but achieving a remarkably similar result, with 87% predictive accuracy.

•	Observational studies

-	Twenty (20) observational cohort studies with over 1,400 subjects have been conducted on rEEG/PEER and similar technologies, with consistently positive findings.

-	One particular area of interest in these studies is Suicidality, since all antidepressant medications carry FDA “black box” warnings for Suicidality. In the largest recent study of antidepressant response, the STAR*D trial found that 8.2% of patients experienced emergence or worsening of suicidality on their second antidepressant. Specific baseline QEEG features have been correlated with treatment emergent suicidal ideation in Depression (Iosifescu 2008), with statistically significant results (P=.011) even after controlling for gender, baseline suicidality, and antidepressant drug choice.

-	A 2012 open label study of 435 health plan participants identified statistically significant improvements in Suicidality (85%, P=0.001), medication efficacy (Clinical Global Improvement P=0.001), reduced medication use (P=0.001), and more rapid improvement for PEER subjects than for patients whose treatment did not adhere to the PEER Report.

-	In a pooled analysis of Adverse Event data from this 2012 review and the Depression Efficacy Study, severe adverse events were more than twice as likely in patients receiving treatment not recommended by rEEG/PEER.

•	Predictive accuracy of PEER vs common diagnostic tools.

-	Overall predictive accuracy for PEER is 86%, which compares favorably to commonly used and reimbursed tests such as Mammogram (61%), EKG for heart attack (63%), or UTI assays (61%).

-	10-fold cross validation is performed to test how well the models for each classifier generalize to an independent data set.

-	PEER Interactive is a new kind of learning registry that uses machine learning to improve the accuracy and robustness of its predictions. There are currently over 10,000 unique patients in the PEER Database.

•	Comparative evidence: given the declining level of evidence for current treatments (51% positive studies) delivered under trial and error administration, and the increasing predictive accuracy of PEER (86%), the Company believes that the weight of evidence is shifting toward use of objective tools like PEER.

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

On November 19, 2014, MYnd Analytics, Inc. again provided a submission for the record to the House Committee on Veterans' Affairs, Subcommittee on Health, for a legislative hearing in consideration of H.R. 5059, the Clay Hunt Suicide Prevention for American Veterans Act. The submission for the record included the interim results based on the first 10% of trial enrollment of the Walter Reed PEER Trial.  When physicians used predictive analytics in the form of PEER information to establish a treatment strategy they demonstrated the following statistically significant results:

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

Commercial Payer Analysis:   During 2011, a retrospective analysis was conducted of physician reports and health records of patients who were members of several of the Nation’s largest managed care networks. The results were published in Neuropsychiatric Disease and Treatment - the journal of the International Neuropsychiatric Association (INA). The paper, “Measuring Severe Adverse Events and Medication Selection Using A ‘PEER Report’ for Non-Psychotic Patients: A Retrospective Chart Review,” was authored by Daniel Hoffman M.D., of the Neuro-Therapy Clinic, Charles DeBattista M.D., of the Stanford University School of Medicine, Rob Valuck, Ph.D., from the University of Colorado Health Sciences Center and Dan Iosifescu, M.D., of the Mood and Anxiety Disorders Program, Mount Sinai School of Medicine and Harvard University Faculty. The analysis of 257 evaluable patient records for the period starting in 2003 through mid-2011 represents cases in which the prescribers utilized PEER Reports for these patients. The analysis found that prescribers using the PEER Reports reported reduced trial-and-error pharmacotherapy through the following findings:

•	27 patients (11%) actually required no medications at all after the PEER Report.

•	Of the remaining patients who required medications:

-	87% of the patients achieved “much improved” or “very much improved” on the Clinical Global Improvement standardized outcomes measurement and 71% showed significant improvement using the Quality of Life Enjoyment and Satisfaction Questionnaire.
-	69% of the patients achieved Maximum Medical Improvement (MMI) in an average of four visits.
-	Out of 68 (26%) patients who had reported suicidality preceding their PEER Report, nine (4%) reported suicidality during the average two year follow-up period.
-	Out of 33 patients who had experienced a severe adverse event on their previous medications, 18 (55%) had PEER Reports which indicated poor outcomes for those medications in patients with similar EEG findings, suggesting caution in using those drugs.

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

The Market for PEER Reports

PEER is composed of two components: (1) an EEG and (2) a conversion to a Quantitative EEG (“QEEG”) analysis and the generation of a PEER Report. Payers now routinely reimburse EEG recording and the QEEG under current procedure codes, which are approximately $400 or half of the total retail cost of a PEER Report. This reimbursement is primarily a result of, among other things, Mental Health Parity legislation (MHPEA) passed in 2008.  The regulations reinforce the principle under MHPEA that health plans cannot refuse to pay for specific mental health treatments and services, or restrict access to such services through copays or selective provider networks, in any way that is different from the services they routinely pay for under a medical plan.  Final regulations and enforcement rules for Mental Health Parity became fully effective in July 2014.

For the PEER Report (also $400), we believe there are strong prospects for further payer reimbursement due to the fact that patients who have failed traditional pharmacotherapy are significant cost drivers for health plans, adding approximately $8,500 in medical costs per patient per year.  Since passage of the Affordable Care Act, payers have shown greater interest in reimbursing selected procedures which can reduce preventable medical error and reduce their underwriting losses.  Accordingly, there have been several promising developments in payer reimbursement for PEER technology:

•	United Healthcare approval as an Emerging Technology - based on PEER evidence in 2011. With two subsequent studies (the Commercial Payer Analysis published in 2012 and the ongoing Walter Reed PEER Trial), the Company believes that there may be sufficient evidence to justify full reimbursement by United Healthcare and similar commercial payers.
•	Similarly, genomic tests used for personalizing psychotropic therapies are now routinely reimbursed for up to half of billed charges.
•	Health plans that initially deny coverage for the PEER Report will be required to provide the evidence and criteria for any denials, and affirmatively demonstrate that these criteria are consistent with those used for medical-surgical procedures.
•	During the last six months we have increased our billing of commercial payers and we have seen an increase in payer reimbursement of EEG and QEEG services.

It is the Company's intention to submit both clinical and pharmacoeconomic results from the SoCal and NATO Trials to the Centers for Medicare and Medicaid Services, as well as commercial payers, to seek full reimbursement for PEER Reports.

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

Consumer: The end client for all pharmacotherapies is the consumer, which is why pharmaceutical firms have spent approximately $5.5 billion annually to reach consumers through direct-to-consumer (“DTC”) advertising. Since 2013, the Company had several brief opportunities of retelling its story to general media, including appearances on Fox News, Bloomberg TV, BNN, CTV, CBS’s the “Doctors” show and Varney & Company.  Articles were also published in the Wall Street Journal, Military Times, Washington Post, Stars & Stripes, and the Associated Press.  The Company also developed a significant social media presence through Twitter and Facebook. Overall, these media appearances and social media initiatives generated significant incremental traffic to the Company’s website and referrals to the PEER Network. During the last year we have engaged in two targeted advertising campaign using Facebook. Based upon our analysis of our first social media campaign, we made adjustments to our second social media campaign, which was even more successful and is expected to result in additional business opportunities if we are able to sustain the campaign for an extended period.

We plan to stimulate media coverage of our clinical trial results and other physician success stories, which we believe will benefit the Company by highlighting our trials and get exposure to a larger audience which will allow us to channel inquiries to such coverage to our PEER Network physicians.

Payer: the traditional challenge for any new medical technology is the achievement of sustained reimbursement. As a result of Mental Health Parity legislation passed in 2008, EEG tests are now being routinely reimbursed by most U.S. healthcare payers. Final regulations and enforcement rules for the Mental Health Parity and Addiction Equity Act (“MHPEA”) were published in November 2013, becoming fully effective in July 2014. The regulations reinforce the principle under MHPEA that health plans cannot refuse to pay for specific mental health treatments and services, or restrict access to such services through copays or selective provider networks, in any way that is different from the services they pay for under the patient’s medical plan. Practically, this means that reimbursement for EEG and QEEG services is probable, as EEG testing and QEEG analysis are currently paid for under medical plans for neurological indications.  Likewise, for the PEER Report, health plans will be required to provide evidence for any claim denials and affirmatively demonstrate that such denials use the same criteria in mental health as in physical health. Accordingly, we believe these final MHPEA rules will be a significant benefit for physicians and consumers, as fully one-half of the retail cost of a PEER Report (approximately $400) is now covered under most health insurance plans. Importantly, patients who have failed on two or more medications continue to be a significant cost driver for payers, adding approximately $8,500 in medical costs per patient per year. It is the Company’s intention to submit both clinical and pharmaco-economic results from the SoCal and NATO Trials to the Centers for Medicare and Medicaid Services, and commercial payers, to seek reimbursement for PEER Reports.

Subject to capital availability, the Company expects to provide turnkey support to its physician network in the performance and provisioning of EEG tests, by providing equipment, technical support, billing and reimbursement services to physician offices.

Military: Military and VA mental healthcare combine patient, provider, and payer in a single enterprise. Because of its visibility and capital efficiency, the military and VA will be a large-scale addressable market for PEER. However, because both of these massive organizations take time to respond and initiate matters, initial adoption is slow. It is the Company’s intention to derive both clinical and pharmacoeconomic data from the SoCal and NATO Trials to drive expansion into TriCare, the VA, and the Department of Defense to support military-wide adoption of PEER Interactive. Our discussions with the DHA are ongoing, as the DHA has expressed interest in conducting an expanded clinical trial of PEER at several large Military Treatment Facilities, however, we do not anticipate commencement of this trial before the end of fiscal year 2016.

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

We are currently exploring opportunities in Canada, Europe, Japan and Australia through partnerships which have not yet been established.

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

Research & Development

We plan to continue to enhance, refine and improve the accuracy of our PEER Online database and PEER Reports through expansion of the number of medications covered by our PEER Reports, expansion of our neurometrics, the addition of a genetic test, refinement of our report generating system, and by reducing the time to turnaround a report to the physician. Research and Product Development expenses during the fiscal years ended September 30, 2015 and 2014 were $0.78 million and $1.45 million respectively.

Intellectual Property

PEER Online Patent

  We have 22 issued patents, of which nine are in the U.S., which cover the process involved in our PEER Online service. Our patents expire between September 2017 and July 2022. We believe these patents cover the analytical methodology we use with any form of neurophysiology measurement including SPECT (Single Photon Emission Computed Tomography), fMRI (Functional Magnetic Resonance Imaging), PET (Positron Emission Tomography), CAT (Computerized Axial Tomography), and MEG (Magnetoencephalography). We do not currently have data on the use of such alternate measurements, but we believe they may, in the future, prove to be useful to guide therapy in a manner similar to referenced-EEG. We have been issued patents in the following countries and regions: Canada (three patents), Europe (two patents), Australia (three patents), Mexico (two patents), Japan (two patents) and Israel (one patent). We also have filed multiple additional patent applications for our technology in the U.S., Europe and Canada. No assurances can be given of the effectiveness of the protection provided by these patents from competitors.

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

Transcranial Magnetic Stimulation

MYnd has filed patent applications in the U.S. and Canada related to the Company's acquisition of patient responsivity data for Transcranial Magnetic Stimulation (“TMS”). This would be the Company's first application for a neurometric predictor of a non-drug therapy. The Company anticipates using this methodology to help physicians better understand which patients may positively respond to TMS for treating depression. The U.S. and Canadian patent applications are entitled “Method for Assessing the Susceptibility of a Human Individual Suffering from a Psychiatric or Neurological Disorder to Neuromodulation Treatment.”

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

TMS Response Study:  In February 2012, results from a study of EEG prediction of TMS responsivity were published by Dr. Martijn Arns in the peer-reviewed journal Brain Stimulation. “Neurophysiological predictors of non-response to rTMS in depression” presents results of a multi-site clinical trial (n=90) in the Netherlands using several MYND variables (iAPF, Theta and P300 amplitude) associated with non-response to TMS therapy. Use of these combined neurometrics in a discriminant analysis resulted in a reliable identification of non-responders with low false positive rates. Replication studies are currently being planned in both the Netherlands and the United States.

Trademarks

“Referenced-EEG”, “rEEG” and PEER Online are registered trademarks of CNS California in the United States. We will continue to expand our brand names and our proprietary trademarks worldwide as our operations expand. We have trademark applications for PEER Reports and MYnd Analytics pending and expect that they will be registered in due course by the United States Patent and Trademark Office.

PEER Online Database

The PEER Online database consists of over 37,300 clinical outcomes for over 10,000 unique patients with psychiatric or addictive problems. The PEER Online database is maintained in two parts:

1.	The QEEG Database

The QEEG Database includes EEG recordings and neurometric data derived from analysis of these recordings. QEEG is a standard measure that adds cloud-based computerized statistical analyses to traditional EEG studies. We utilize two separate QEEG databases which provide statistical and normative information in the generation of a PEER Report.

2.  The PEER Outcomes Database

The PEER Outcomes Database consists of physician-provided assessments of the clinical long-term outcomes of patients and their associated medications. The clinical outcomes of patients are recorded using an industry-standard outcome rating scale, the Clinical Global Impression-Improvement scale (“CGI-I”). The CGI-I allows a clinician to rate how much the patient’s illness has improved or worsened relative to a baseline state. A patient’s illness is compared to change over time and rated as: very much improved, much improved, minimally improved, no change, minimally worse, much worse, or very much worse.

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

Competition

Although we are not aware of any company that offers a service directly comparable to PEER Online services, the following companies might be noted as pursuing similar strategies:

•	BRAIN RESOURCE COMPANY is an Australian Clinical Research Organization (CRO) and neurosciences company focused on personalized medicine solutions for patients, clinicians, pharmaceutical trials and discovery research. Its iSpot clinical trial, and list of genomic and neurocognitive tools, some of which include QEEG, appears to focus on the same growing market that is targeted by CNS Response.

•	ASSURE Rx, GENOMIND, ALTHEADX and HARMONYX are representative of CLIA lab companies focused on a genomic lab-based test for medication response, based primarily on their individual metabolism of medications. All have achieved varying levels of reimbursement for their tests from insurors. We consider such tests to be related and complementary. AssureRx recently reported the approval of its test for use and reimbursement by the Veterans Administration.

•	23&ME has also entered the market with products based on predictive analytics and a large database of patient genomic information.

•	Google Life Sciences recently announced the hiring of the nation’s top research Psychiatrist, Dr. Thomas Insel, to head its new division focused on predictive analytics in mental health.

•	IBM Corporation entered the field of clinical decision support with the launch of its Watson product, a natural language artificial intelligence system. According to IBM, the supercomputer-based software can scan information in 1 million books or about 200 million pages of data, analyze it and respond with answers in less than three seconds. Watson will sort through large amounts of electronic health records and unstructured medical data providing recommendations to doctors and nurses on treatment plans.

•	MICROSOFT CORPORATION and GENERAL ELECTRIC have combined their respective health information technology product lines into a new, jointly-owned population health management company called Caradigm. The venture is purported to bring Microsoft’s deep expertise in building platforms and ecosystems, and GE Healthcare’s experience in clinical and administrative workflows.

•	ASPECT MEDICAL SYSTEMS, INC. (now part of Covidien plc.) was developing a specific EEG measurement system that indicates a patient’s likely response to several antidepressant medications. It is not currently known if the intellectual assets of Aspect Medical will be used in a future commercial product.

•	NEUROVIGIL, based in La Jolla, California, is a company focused on developing an inexpensive, single channel EEG unit which can be used in sleep research and clinical trials to obtain brain function data.

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

In April 2014, based on an interim analysis of less than 10% of the planned clinical trial enrollees, statistically significant results were achieved for ten of the twelve endpoints of the Walter Reed PEER Trial. In May 2014, following the interim analysis, the Walter Reed IRB suspended enrollment of new patients into the study in order to conduct an internal review. In December 2014, the review was completed and the protocol, with minor amendments, was resubmitted by the interim Principal Investigator to the Walter Reed IRB for approval. The leadership has expressed interest in continuing the trial and, if clinical utility is demonstrated, the significant potential impact that the PEER Interactive technology can have in the treatment of depression. The leadership has also expressed its desire to devote time and attention to the trial to make it a successful endeavor.

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

Employees

As of September 30, 2015, our Neurometric Services operation had six full-time and three part-time independent contractors. We believe that our relations with our employees are good. None of our employees belong to a union.

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

At the meeting of shareholders of CNS Response, Inc. held on October 28, 2015, the shareholders approved a proposal to change the Company’s name to MYnd Analytics, Inc. The Company’s charter was amended on November 2, 2015.

The Company actively operates its businesses through CNS Response, Inc. (California) and, until September 30, 2012, also operated the Neuro-Therapy Clinic, Inc. (“NTC”), which was acquired as a wholly-owned subsidiary in January 2008, when it was the Company’s largest customer. NTC operations were discontinued effective September 30, 2012, as the Company chose to focus its limited cash resources on its clinical trial. Consequently, NTC is accounted for as a discontinued operation.

Our current address is 85 Enterprise, Suite 410, Aliso Viejo, California 92656, for which our lease terminates at the end of January 2016. We are in the process of finalizing a lease on suitable premises nearby. Our telephone number is (949) 420-4400 and we maintain a website at www.MYndAnalytics.com. The reference to our web address does not constitute incorporation by reference of the information contained at this site.

ITEM 1A.	Risk Factors

INVESTING IN MYND ANALYTICS, INC. INVOLVES A HIGH DEGREE OF RISK.  YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS REPORT BEFORE PURCHASING OUR COMMON STOCK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF, OR THAT WE CURRENTLY DEEM IMMATERIAL, ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT US. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE SOME OR ALL OF THE MONEY YOU PAID TO PURCHASE OUR COMMON STOCK.

Risks Related to Our Company

We need immediate additional funding to support our operations and capital expenditures, which may not be available to us. This lack of availability could result in the cessation of our business. Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern.

We have not generated significant revenues or become profitable, may never do so and may not generate sufficient working capital to cover costs of operations. Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern. We are unable to pay other obligations as they become due and are in arrears on paying certain of our larger creditors. We are insolvent and need additional funds immediately to continue our operations. Until we can generate a sufficient amount of revenues to finance our operations and capital expenditures, we are required to finance our cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. As of September 30, 2015 we had approximately $0.43 million in cash and cash equivalents at hand. As of December 31, 2015 we had approximately $823,000 in cash and cash equivalents on hand. We will therefore need additional funds to continue our operations and will need substantial additional funds before we can increase demand for our PEER Online services. We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail. Furthermore, any additional equity funding will likely result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations and could cause us to be required to cease operations. Our financial statements include an opinion of our auditors that our continued operating losses and limited capital raise substantial doubt about our ability to continue as an ongoing concern.

Our liabilities exceed our assets; we have a working capital deficit; all of our assets are subject to a security interest covering our indebtedness.

As of September 30, 2015, we had liabilities of $5.40 million and assets of only $0.57 million. We had a working capital deficiency of $1.99 million. Furthermore, as a result of our secured convertible debt financing from September 22, 2014 through December 28, 2015, where we have raised $4.00 million, all our intellectual property is encumbered as security for this debt financing. As a result, if we are unable to repay our debt when it becomes due, our lenders may claim all of our assets and our equity will have no value.

We have a history of operating losses and we have never been profitable.

We are a Company with a limited operating history. Since our inception, we have incurred significant operating losses. As of September 30, 2015, our accumulated deficit was approximately $62.59 million. Our future capital requirements will depend on many factors, such as the risk factors described in this section, including our ability to maintain our existing cost structure and to execute our business and strategic plans as currently conceived. Even if we achieve profitability, we may be unable to maintain or increase profitability on a quarterly or annual basis.

Our secured convertible notes, which are payable during fiscal year 2018, are secured by substantially all of our assets.

As of December 31, 2015, we have outstanding convertible notes in an aggregate principal amount of $4.00 million that mature during our 2018 fiscal year on December 31, 2017, (subject to earlier conversion or prepayment) and earn interest at a rate of 5% per annum with interest payable at maturity. The convertible notes, as amended, are secured by substantially all of the assets of the Company. We currently have no resources to repay such convertible notes and we will be required either to raise additional funds or seek conversion of these notes to avoid a default. If we default on our convertible notes, the holders of the convertible notes will be entitled to execute on their security interest in substantially all of the assets of the Company in satisfaction of the obligation we have to them, thereby leaving no value for the holders of common stock. The convertible notes, as amended, are convertible into shares of Common Stock (i) automatically upon the closing of a qualified offering of no less than $5 million at a conversion price equal to $0.05 per share of Common Stock or (ii) voluntarily within 15 days of maturity at the conversion price equal to $0.05 per share of Common Stock. The conversion of the convertible notes could cause a decrease in the market price of our common stock. The outstanding convertible notes, the security interest securing such notes and the other terms of the notes could make it more difficult for us to raise funds through future offerings of common stock.

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

Our PEER Reports may not be as effective as we believe them to be, which could limit or prevent us from growing our revenues. If the results of our clinical trials are not significant, we may not be able to continue to fund our development efforts.

Our belief in the efficacy of our PEER Online technology is based on a limited number of successful studies. Such results may not be statistically significant in future studies and may not be indicative of the long-term future efficacy of the information we provide. Controlled scientific studies, including those that have already been announced and that are planned for the future, may yield results that are unfavorable or demonstrate that our services, including our PEER Reports, are not clinically useful. While we have not experienced such problems to date, if the initially indicated results cannot be successfully replicated or maintained over time, utilization of services based on our PEER Online technology, including the delivery of our PEER Reports, may not increase as we anticipate, which would harm our operating results and stock price. In addition, if we fail to upgrade our PEER Online database to account for new medications that are now available on the market, psychiatrists and other physicians may be less inclined to utilize our services if they believe that our reports only provide information about older treatment options, which would further harm our operating results and stock price. We plan to commence enrolling patients into two new clinical trials in the first half of 2016. The trials are designed as a double-blind trial for military patients with a primary diagnosis of depression and other psychological co-morbidity.  We do not know whether the ultimate results of the trial will be successful.  There are many factors beyond our control that could affect the success of the trials, including difficulty in registering more subjects, failures of investigators to follow the proper protocol, external factors affecting patient health, among others.  If we fail to receive significant positive results for these trials, doctors may not be willing to use our services and our ability to generate revenue and to continue the PEER Online program, if at all, could be limited.

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

In December 2010 and again in September 2011, the Company met with Center officials to determine whether FDA had or would soon be developing a coherent regulatory pathway for clinical decision support services such as PEER Reports. In 2011, the Company introduced its PEER Outcome database as a published, transparent repository of individual medication response reports which reference known electrophysiology variables. Following a meeting with the FDA, the Company successfully registered its PEER Outcome database as a Class I Exempt Device within the category of Medical Device Data System, Section 860.6310. The Company continued its engagement with Center staff over the potential for a regulatory pathway for PEER Online as a Class II medical device, based on the Center’s recommendation that military use of PEER Online move forward under an Investigational Device Exemption (“IDE”) in order to provide additional data to support a successful 510(k) filing. In March 2012, the FDA responded to our proposal for a clinical trial of an Investigational Device, PEER Interactive, designed to support physicians in identifying the best treatments for certain mental illnesses. In response to the comments provided by the FDA, we revised the protocol to partner with military physicians treating 2,000 patients diagnosed with mental health conditions such as depression, PTSD, mTBI and several other disorders. In August 2012, the FDA issued a determination that the Walter Reed PEER Trial was considered a Non-Significant Risk (NSR) clinical trial and did not require an IDE application. On November 30, 2012, the Walter Reed IRB approved the protocol for research to be conducted at Walter Reed and Fort Belvoir. On January 23, 2013, the Company received a memorandum from the Commander of Walter Reed, which officially confirmed the approval of the protocol and permission to conduct the clinical trial. The project title of the clinical trial is “Use of PEER Interactive to inform the prescription of psychotropic medications to patients with behavioral disorders.” Subsequently, the same protocol was also approved by the IRB at Fort Belvoir. New enrollment into the Walter Reed PEER Trial was suspended by the Walter Reed IRB in May 2014 in order to conduct an internal review of the trial. Patients in the already in the trial were permitted to continue with their course of treatment. Subsequently, it was determined by us from information received as a result of our FOIA requests that the halt to the trial was due to administrative reasons. Walter Reed has not supported the publication of the interim trial results which were consistent with our previous clinical trials. The Company plans to proceed with two clinical trials based on the Walter Reed PEER Trial protocol in an effort to replicate and expand the result achieved during the Walter Reed trial. At this time we cannot predict the results or the success of any of the trials, if and when. We can offer no assurances that the FDA will not insist on pre-market approval in the future, or that the data, which will be included in our future submissions to the FDA, do not raise any important new issues that could materially affect safety or effectiveness of our PEER service. The inability to enroll sufficient subjects or the receipt of inconclusive results from our new clinical trials would have a material adverse effect on our ability to expand our operations. We currently intend to continue marketing as a non-device cloud-based neurometric service branded as PEER Reports, under our Class I registration, while we pursue the additional clinical trials and consider submission of a Class II device premarket application in the future. If we continue to market our PEER Reports and the FDA determines that we should be subject to further FDA regulation as a Class II medical device, it could seek enforcement action against us based upon its position that our PEER Reports constitute a medical device as a result of which we could be forced to cease our marketing activities and pay fines and penalties, which would have a material adverse impact on us.

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

Management expects that we will experience substantial variations in our operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include, without limitation:

•	the use of and demand for PEER Reports and other products and/or services that we may offer in the future that are based on our patented methodology;
•	inconclusive or negative result from our clinical trials;
•	our inability to enroll patients into our clinical trials;
•	the effectiveness of new marketing and sales programs;
•	turnover among our employees;
•	changes in management;
•	the introduction of products or services that are viewed in the marketplace as substitutes for the services we provide;
•	communications published by industry organizations or other professional entities in the psychiatric and physician community that are unfavorable to our business;
•	the introduction of regulations which impose additional costs on or impede our business; and
•	the timing and amount of our expenses, particularly expenses associated with the marketing and promotion of our services, the training of physicians and psychiatrists in the use of our PEER Reports and research and development.

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

Our relationships with psychiatrists and other physicians are critical to the growth of our Neurometric Services business. We believe that these relationships are based on the quality and ease of use of our PEER Reports, our commitment to the behavioral health market, our marketing efforts and our presence at tradeshows. Any actual or perceived diminution in our reputation or the quality of our PEER Reports, or our failure or inability to maintain our commitment to the behavioral health market and our other marketing and product promotion efforts could damage our current relationships, or prevent us from forming new relationships, with psychiatrists and other physicians and cause our growth to be limited and our business to be harmed.

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

The applicable provisions of the Delaware General Corporation Law and our Certificate of Incorporation and By-laws limit the liability of our directors to us and our stockholders for monetary damages for breaches of their fiduciary duties, with certain exceptions, and for other specified acts or omissions of such persons. In addition, the applicable provisions of the Delaware General Corporation Law and of our Certificate of Incorporation and Bylaws, as well as indemnification agreements we have entered into with our directors, and officers, provide for indemnification of such persons under certain circumstances. In the event we are required to indemnify any of our directors or any other person, our financial strength may be harmed, which may in turn lower our stock price.

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

Our management team has relatively limited experience managing a publicly traded company and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis. Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

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

Recent and future sales of securities by us in equity or debt financings could result in substantial dilution to our existing stockholders and have a material adverse effect on our earnings.

Recent and future sales of common stock or derivative securities by us in private placements or public offerings could result in substantial dilution to our existing stockholders. For example, the conversion of our $3 million in secured convertible debt at $0.05 per share, plus the interest thereon, which we privately placed between September 2014 and September 2015, will result in more than 60 million additional shares being issued. In addition, we recently extended this secured convertible debt financing, to increase the aggregate principal amount of notes available for issuance from $3 million to up to $6 million. If were are able to issue the full $6 million of notes allowed thereunder, an additional 60 million shares would be issuable upon their conversion. In addition, on December 23, 2015, we issued to holders of our $3 million in secured convertible notes, together with investors in our new round of secured convertible note financing (such notes also convertible at $0.05 per share, plus interest thereon), warrants to purchase an aggregate of 80 million shares of our common stock. If fully exercised, such warrants would result in an additional 80 million shares of our common stock being issued. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional products and services, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

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

Our officers, directors, principal stockholders (greater than 5% stockholders) and nominees to our board of directors collectively control approximately 49% of our issued and outstanding common stock and 70% on a fully diluted basis, excluding shares to be issued on the conversion of interest earned on the Notes. As a result, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Transactions engaged in by our largest stockholders, our directors or executives involving our common stock may have an adverse effect on the price of our stock.

Our officers, directors, principal stockholders (greater than 5% stockholders) and nominees to our board of directors collectively control approximately 49% of our issued and outstanding common stock and 70% on a fully diluted basis, excluding shares to be issued on the conversion of interest earned on the Notes. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. In connection with our recent offer and sale of convertible notes, we agreed to file a registration statement under certain circumstances covering the resale of shares of common stock upon the conversion thereof. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

The Company has leased its headquarters and Neurometric Services space, located at 85 Enterprise, Suite 410, Aliso Viejo, CA 92656, under an operating lease since February 2010. On February 6, 2014, we signed a 24 month extension to our lease which commenced on February 1, 2014 and terminates on January 31, 2016. The 2,023 square foot facility has an average cost for the lease term of $4,100 per month. The lease for months one through 13 was $4,349 per month; the months of February 2014 and January 2015 were abated; the lease for months 14 through 24 is $4,523 per month.

The rental rate for a three-year lease extension at our current location would increase by over 50 percent per month; consequently, we have decided to move. We are in the process of finalizing a lease on suitable premises nearby, with a rental rate similar to what we are currently paying. The proposed new location was selected for its easy patient access with proximity to Mission Hospital and good freeway access. We expect more patients to come to this location to have their EEG readings done.

ITEM 3.	Legal Proceedings

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

ITEM 4.	Mine Safety Disclosures.

Not applicable .

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Fiscal Year Ended September 30, 2014
First Quarter	$0.54	$0.30
Second Quarter	$0.86	$0.36
Third Quarter	$0.65	$0.34
Fourth Quarter	$0.35	$0.22

Fiscal Year Ended September 30, 2015
First Quarter	$0.27	$0.12
Second Quarter	$0.22	$0.17
Third Quarter	$0.17	$0.07
Fourth Quarter	$0.08	$0.05

On January 4, 2016, the closing sales price of our common stock as reported on the OTCQB market was $0.03 per share.  As of January 4, 2016, there were 287 record holders of our common stock.  The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

None of the sales of securities referred to in such section was registered under the Securities Act of 1933, as amended (the “Securities Act”).  Each of the purchasers represented to us that he/she/it was an “accredited investor” as that term is defined in Regulation D under the Securities Act.  In addition, no general solicitation or advertising was used in connection with the sales.  In making the sales without registration under the Securities Act, the Company relied upon the exemptions from registration contained in Sections 4(a)(2) of the Securities Act, and in Regulation D promulgated under the Securities Act.

ITEM 6.	Selected Financial Data

Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes provided under Part II, Item 8 of this annual report on Form 10-K.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of MYnd Analytics, Inc. for the fiscal years ended September 30, 2015 and 2014.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “goal,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this annual report on Form 10-K for a discussion of certain risks associated with our business.  We disclaim any obligation to update forward-looking statements for any reason.

Overview

We are a clinical decision support company with a patented commercial neurometric platform to predict drug response for treatment of brain disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder (“PTSD”).  We will be conducting clinical trials focused on military personnel and their family members who are suffering from depression, PTSD and mild traumatic brain injury (“mTBI”) in order to support clinical decisions in the treatment of depression and related disorders.  We are also planning to commercialize our Psychiatric Electroencephalographic Evaluation Registry (“PEER”) Report by using social media advertising to individual consumers suffering from depression, anxiety, PTSD and other behavioral disorders.

Working Capital

  We are unable to pay all our obligations as they become due and we are in arrears on paying certain of our creditors.  If we are not able to raise additional funds within the next several months, and we cannot find additional sources of funds and/or reach accommodations with certain of our creditors, we will likely be required to cease our operations.

Since our inception, we have never been profitable and we have generated significant net losses. As of September 30, 2015, we had an accumulated deficit of approximately $62.59 million; and as of September 30, 2014, our accumulated deficit was approximately $59.21 million. We incurred operating losses of $2.66 million and $3.82 million for the fiscal years ended September 2015 and 2014, respectively and incurred net losses of $3.38 million and $2.66 million for those respective periods. Large, non-cash, accounting transactions significantly impacted the net losses for the 2015 and 2014 fiscal years, including:

•	For 2015 our net loss was exacerbated by a net loss of $0.47 million as a result of accounting for the extinguishment of debt and derivative liability transactions resulting from the amendment of the conversion terms of our notes payable.

•	For the 2014 year we had a non-cash gain of $1.12 million which included a gain on extinguishment of debt of $1.1 million attributable to the settlement of certain accounts payable with equity.

Assuming we are able to continue our operations, we expect our net losses to continue for at least the next eighteen months to two years. We anticipate that a substantial portion of any capital resources and efforts would be focused on conducting our proposed clinical trials, followed by the scale-up of our commercial organization, further research, product development and other general corporate purposes, including the payment of legal fees incurred as a result of our litigation. We anticipate that future research and development projects would be funded by grants or third-party sponsorship, along with funding by the Company.

As of September 30, 2015, our current liabilities of approximately $2.53 million exceeded our current assets of approximately $0.55 million by approximately $1.98 million and, assuming we are able to continue our operations, our net losses will continue for the foreseeable future.  During fiscal year 2015 we raised $1.35 million in the private placement of secured convertible debt convertible at $0.05 per share. During fiscal year 2014 we were successful in raising a net $3.34 million of which $1.69 million was in the private placement of equity at $0.25 per share of Common Stock and $1.65 million was in the private placement of secured convertible debt at $0.05 per share.

On December 23, 2015, the Company entered into a second amended and restated note and warrant purchase agreement with each of 16 accredited investors, pursuant to which (i) the aggregate principal amount of notes available for issuance was increased from $3.0 million to up to $6.0 million, (ii) the maturity date of currently outstanding notes was extended from March 21, 2016 to December 31, 2017; (iii) the time during which notes may be issued was extended and (iv) certain warrants were issued to holders of both previously issued and newly issued notes.

Pursuant to the second amended note and warrant agreement, on December 23 and December 28, 2015, the Company issued to the two purchasers thereof (i) an aggregate principal amount of $1,000,000 of secured convertible promissory notes, which amount also represents the gross proceeds to the Company therefrom, and (ii) a warrant to each such purchaser holder to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying such purchased notes. For details of the second amended note and warrant agreement financing see "Private Placement Transactions" below.

We will need additional funding to conduct additional clinical trials and to conduct a marketing campaign to significantly increase the demand for our PEER Online services. We are actively exploring additional sources of capital. However, we cannot offer assurances that additional funding will be available on acceptable terms, or at all. Even if we were to raise additional funds, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial additional portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting the funds available for our business activities. If adequate funds are not available, it will likely force us to cease operations or would otherwise have a material adverse effect on our business, financial condition and/or results of operations.

Private Placement Transactions

From February 2013, through July 2014, the Company conducted five tranches of private placements of shares of common stock at $0.25 per share as follows:

The first two tranches, which occurred between February 22, 2013 and April 1, 2013, and between May 23, 2013 and September 12, 2013, consisted of an aggregate of 38 accredited investors purchasing an aggregate of 12,180,000 shares of common stock at a price of $0.25 per share in private placement transactions, from which the Company received gross aggregate cash proceeds of $3,045,000. The investors included the following affiliates: the Tierney Family Trust of which Mr. Tierney, our former Chairman of the Board, is a trustee, which acquired 1,600,000 shares of common stock for which the Company received cash proceeds of $400,000: the Follman Family Trust of which Mr. Robert Follman, a director of the Company is a trustee, which acquired 800,000 shares of common stock for which the Company received cash proceeds of $200,000: Mr. John Pappajohn, a director of the Company, who acquired 400,000 shares of common stock for which the Company received cash proceeds of $100,000: Mr. Paul Buck, the Company’s CFO, who acquired 100,000 shares of common stock for which the Company received cash proceeds of $25,000: Extuple Limited Partnership (“Extuple”) an accredited investor and a greater than 5% beneficial owner of the Company, which invested $300,000 for 1,200,000 shares of common stock and Mr. & Mrs. Mark and Jill Oman, who are also greater than 5% beneficial owners of the Company, and an entity under their control, which acquired 1,400,000 shares of common stock for which the Company received cash proceeds of $350,000.

In the third tranche, which occurred between October 7, 2013 and November 14, 2013, the Company sold and issued an aggregate of 1,900,000 shares of its common stock at a per share price of $0.25, in a private placement to 10 accredited investors, from which the Company received gross cash proceeds of $475,000. No affiliates participated in this tranche.

In the fourth tranche, which occurred between January 14, 2014 and February 14, 2014, the Company sold and issued an aggregate of 4,000,000 shares of its Common Stock at a price of $0.25 per share, in a private placement to 20 accredited investors, for which the Company received gross cash proceeds of $1,000,000. The investors in such tranche included the following affiliates: the Tierney Family Trust, which acquired 800,000 shares of Common Stock for which the Company received gross proceeds of $200,000: the Follman Family Trust, which acquired 800,000 shares of Common Stock for which the Company received cash proceeds of $200,000: George Carpenter, the Company’s Chief Executive Officer, and his wife Jill Carpenter, who acquired 200,000 shares of Common Stock for which the Company received cash proceeds of $50,000; and Paul Buck, the Company’s, CFO, who acquired 100,000 shares of Common Stock for which the Company received cash proceeds of $25,000.

In the fifth tranche, which occurred between July 8, 2014 and July 23, 2014, the Company sold and issued an aggregate of 1,040,000 shares of its Common Stock, at a price of $0.25 per share, in a private placement to nine accredited investors, for which it received gross cash proceeds of $260,000. These investors included the following affiliates: the Tierney Family Trust and Follman Family Trust, who each purchased 400,000 shares of Common Stock for $100,000 each; an entity beneficially owned by our former director, Walter Schindler, which purchased 40,000 shares of Common Stock for $10,000; our Chief Executive Officer, George Carpenter and his wife Jill Carpenter, who purchased 50,000 shares of Common Stock for $12,500; and our CFO, Paul Buck, who purchased 50,000 shares of Common Stock for $12,500.

Between September 22, 2014, and July 20, 2015, the Company entered into a Note Purchase Agreement (the “Original Note Purchase Agreement”) in connection with a bridge financing, with nine accredited investors, including lead investor RSJ Private Equity investiční fond s proměnným základním kapitálem (“RSJ PE”). Pursuant to the Original Note Purchase Agreement, the Company issued fifteen secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $2.27 million. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: RSJ PE, of which Michal Votruba is a director, which purchased a September 2014 Note for $750,000; the Company’s director, John Pappajohn, who purchased three September 2014 Notes for $400,000; the Follman Family Trust, which purchased a September 2014 Note for $100,000; The Tierney Family Trust, which is a greater than 5% shareholder of the Company, which purchased four September 2014 Notes for $540,000; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, which purchased a September 2014 Note for $200,000. Michal Votruba joined our Board on July 30, 2015.

The Original Note Purchase Agreement provided for the issuance and sale of September 2014 Notes in the aggregate principal amount of up to $2.5 million, in one or more closings to occur over a six-month period beginning September 22, 2014. The Original Note Purchase Agreement also provided that the Company and the holders of the September 2014 Notes enter into a registration rights agreement covering the registration of the resale of the shares of the Common Stock underlying the September 2014 Notes.

On April 14, 2015, the Company entered into Amendment No. 1 to the Original Note Purchase Agreement with the majority of the noteholders in principal, dated as of April 14, 2015 (“Amendment No. 1”), pursuant to which: (i) the aggregate principal amount of notes provided for issuance was increased by $0.5 million to a total of $3.0 million, and (ii) the period to raise the $3.0 million was extended to September 30, 2015. The Company subsequently amended and restated the Original Note Purchase Agreement solely to update for the changes made pursuant to Amendment No. 1 (such amended and restated agreement, together with the Original Note Purchase Agreement, the “Note Purchase Agreement”).

On September 14, 2015, the Company entered into an Omnibus Amendment (the “Omnibus Amendment”) to the Note Purchase Agreement and the notes purchased and sold pursuant thereto, with the majority of the noteholders to fix the conversion price of all notes at $0.05 per share (as adjusted for stock splits, stock dividends, combinations or the like affecting the Common Stock) (the “Fixed Conversion Price”) (i) automatically, in the event of a qualified financing of not less than $5 million, or (ii) voluntary, within 15 days prior to the maturity date of the note. The Omnibus Amendment also amended the form of note attached to the Note Purchase Agreement to reflect the Fixed Conversion Price.

Subsequently thereto, on September 14, 15 and 24, 2015, the Company entered into a Note Purchase Agreement, as amended by the Omnibus Amendment, with each of six accredited investors, in connection with a bridge financing. Pursuant to these Note Purchase Agreements, the Company issued an aggregate principal amount of $710,000 of secured convertible promissory notes (collectively, the “September 2015 Notes,” and together with the September 2014 Notes all other notes that may be purchased and sold, from time to time in the future, pursuant to the Note Purchase Agreement, and any further amendments or modifications thereto, the “Notes”), which amount also represents the gross proceeds to the Company from the September 2015 Notes. Four of the six September 2015 Notes were purchased by affiliates of the Company, or an entity under such affiliate’s control, as follows: (i) Dr. Robin Smith, Chairman of the Board of Directors of the Company, purchased a Note for $60,000; (ii) the Follman Family Trust purchased a Note for $150,000; (iii) John Pappajohn purchased a Note for $100,000 and (iv) RSJ PE purchased a Note for $350,000.

On December 23, 2015, the Company entered into a Second Amended Note & Warrant Agreement (which further amended the Note Purchase Agreement, as modified by the Omnibus Amendment) (the "Second Amended Note & Warrant Agreement"), with each of 16 accredited investors, pursuant to which (i) the aggregate principal amount of Notes available for issuance was increased from $3.0 million to up to $6.0 million, (ii) the maturity date of currently outstanding Notes was extended from March 21, 2016 to December 31, 2017; (iii) the time during which Notes may be issued was extended and (iv) certain warrants were issued to holders of both previously issued and newly issued Notes.

Pursuant to the Second Amended Note & Warrant Agreement, on December 23 and December 28, 2015, the Company issued to the two purchasers thereof (i) an aggregate principal amount of $1,000,000 of Notes (the "December 2015 Notes"), which amount also represents the gross proceeds to the Company from the December 2015 Notes, and (ii) a Note Warrant to each holder of December 2015 Notes to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying their December 2015 Note (each, a "Note Warrant"). Each Note Warrant is exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that is forty-five (45) days following the date on which the daily closing price of shares of the Company's Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company's Common Stock is traded or listed) exceeds $0.25 for at least ten (10) consecutive trading days. In connection therewith, the Company will promptly notify the Note Warrant holders in the event that the daily closing price of the Company's shares of Common Stock so exceeds $0.25 for at least ten (10) consecutive trading days. Both December 2015 Notes and Note Warrants were purchased by affiliates of the Company, or an entity under such affiliate’s control, as follows: (i) on December 23, 2015, John Pappajohn, a member of the board of directors of the Company, purchased a December 2015 Note for $250,000 and was issued a Note Warrant to purchase 5,000,000 shares of Common Stock; and (ii) on December 28, 2015, RSJ PE, of which, Michal Votruba, a member of the board of directors of the Company, is the Director for Life Sciences for the RSJ/Gradus Fund, purchased a December 2015 Note for $750,000 and was issued a Note Warrant to purchase 15,000,000 shares of Common Stock.

Also on December 23, 2015, in consideration for the agreement to extend the maturity date of the Notes, the Company issued to holders of all Notes outstanding prior to the date of the Second Amended Note & Warrant Agreement, warrants to purchase an aggregate of 60,000,000 shares of Common Stock (the "Extension Warrants", together with the Note Warrants, the "Warrants"). All Warrants have identical terms. Each such holder was issued an Extension Warrant to purchase Common Stock in an amount equal to 100% of the shares underlying each such holder's previously outstanding Notes as follows:

5-Year Extension Warrants with an non-cashless exercise price of $0.05	Warrants to purchase Shares of Common Stock

RSJ Private Equity	22,000,000
10 Accredited Investors	11,000,000
Robin L. Smith	1,200,000
John Pappajohn	6,000,000
Tierney Family Trust	10,800,000
Oman Ventures	4,000,000
Follman Family Trust	5,000,000
Total Secured Convertible Promissory Notes	60,000,000

Pursuant to the Second Amended and Restated Note and Warrant Agreement, all Notes: (i) mature on December 31, 2017 (subject to earlier conversion or prepayment), (ii) earn interest at a rate of 5% per annum with interest payable at maturity, and (iii) are convertible into shares of Common Stock (A) automatically upon the closing of a qualified offering of no less than $5 million, at a conversion price of $0.05 per share or (B) voluntarily, within 15 days prior to maturity, at a conversion price of $0.05 per share. No Note may be prepaid without the prior written consent of the holder of such Note. The Notes are secured by a security interest in the Company's intellectual property. Upon a change of control of the Company, the holder of a Note will have the option to have the Note repaid with a premium equal to 50% of the outstanding principal.

Capitalization

At the meeting of shareholders of held on October 28, 2015, the shareholders approved a proposal to amend the Company’s Certificate of Incorporation in order to increase the number of shares of Common Stock authorized for issuance under the Charter from 180,000,000 to 500,000,000. The table below summaries capitalization as of December 31, 2015:

	Shares
Shares of Common Stock Authorized	500,000,000
Shares of Preferred stock Authorized (none issued and outstanding)	15,000,000
Total Authorized Shares	515,000,000

Shares of Common Stock Issued and Outstanding	102,417,409
Common Stock issuable upon the exercise of outstanding stock options	14,230,011	(1)
Common Stock issuable upon the exercise of outstanding warrants	781,524	(1)
Common Stock reserved for conversion of $3M Secured Convertible Notes at $0.05 per share at September 30, 2015	60,000,000	(2)
Total securities outstanding and reserved for issuance at September 30, 2015	177,428,944	(2)

Common Stock issuable upon the exercise of outstanding warrants issued December 23, 2015, to the holders of the $3M Secured Convertible Notes exercisable at $0.05 per share	60,000,000
Common Stock reserved for conversion of $1M December 2015 Notes at $0.05 per share	20,000,000	(2)
Common Stock issuable upon the exercise of outstanding Note Warrants issued to the holders of the $1M December 2015 Notes exercisable at $0.05 per share	20,000,000
Total securities outstanding and reserved for issuance at December 31, 2015	277,428,944	(2)

(1) For more detail on exercise prices and expiration dates of the options and warrants please refer to the Stock Option Plans and Warrants to Purchase Common Stock sections of Note 6. Stockholders’ Deficit of the Consolidated Financial Statements

(2)Does not include stock issued on the conversion of interest earned at 5% per annum on the Secured Convertible Notes

At the meeting of shareholders of held on October 28, 2015, the stockholders also approved to amend the Company’s Charter for the purposes of effecting a reverse stock split of our Common Stock at a later time and at any time until the next meeting of the Company’s stockholders which are entitled to vote on such actions, by a ratio of not less than 1-for-10 and not more than 1-for-200, and to authorize the Board of Directors to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split. The stock split is not effective as of the filing date.

Financial Operations Overview

Revenues

Our neurometric services revenues are derived from the sale of PEER Reports to physicians. Physicians are generally billed upon delivery of a PEER Report. The list price of our PEER Reports to physicians is $400 per report which excludes the cost of doing the EEG. Our Clinical Trial revenues have been derived from the PEER Reports to the Military. The list price of our PEER Reports to the Military has been $540 and was inclusive of collecting the EEG. We stopped providing PEER Reports to the Military in May 2014 and consequently, generated no revenue after such time. Although we expect to continue our service to the Military at some time, no assurance can be given that we will generate any additional revenue by providing the Military with PEER Reports.

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

Derivative accounting for convertible debt and warrants

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2015, the Company’s only derivative financial instruments were a series of convertible notes having a beneficial conversion feature based on the conversion price of the note relative to the market price of a share of Common Stock on the valuation date. See Notes 4 & 5.

Results of Operations for the Fiscal Years Ended September 30, 2015 and 2014

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

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Fiscal Year ended September 30,
	2015	2014

Revenues	100%	100%
Cost of revenues	5	54
Gross profit	95	46
Research	92	86
Product development	691	991
Sales and marketing	348	289
General and administrative expenses	1,618	1,506
Operating loss	(2,654)	(2,826)
Other income (expense), net	(728)	856
Net income (expense) before Discontinued Operations	(3,382)	(1,970)
Loss from Discontinued Operations	7	(2)
Net income (loss)	(3,375)%	(1,972)%

Revenues

	Fiscal Year ended September 30,		Percent Change
	2015	2014
Neurometric Service Revenues	$100,100	$135,100	(26)%

With respect to our Neurometric Services business, the number of third party non-study related, paid PEER Reports delivered remained identical at 243 reports for the fiscal years ended September 30, 2015 and 2014. There were no study related PEER Reports during the 2015 period as a result of the cessation of enrollment into the Walter Reed Trial effective May, 2014. During the fiscal year 2014, 70 trial related PEER Reports were delivered which accounted for $37,800 of revenue. Our standard price per report is $400 to our non-military providers plus the fees for Company recorded EEGs and ancillary services. The price to our military clinical trial providers is $540, which includes the collection of the EEG. The average revenue was $412 per report for the 2015 period; in the prior year the revenue per report was $400. The total numbers of free PEER Reports processed were 32 and 52 for the 2015 and 2014 fiscal years respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Fiscal Year ended September 30,		Percent Change
	2015	2014
Neurometric Services Cost of Revenues	$4,900	$73,000	(93)%

Neurometric Services cost of revenues consisting of payroll costs (including stock-based compensation), consulting costs, and other miscellaneous charges were as follows:

		Fiscal Year ended September 30,
	Key Expense Categories	2015	2014	Change
(1)	Salaries and benefit costs	$-	$50,100	$(50,100)
(2)	Consulting fees	4,900	22,900	(18,000)
	Total Costs of Revenues	$4,900	$73,000	$(68,100)

Consulting costs associated with the processing of second generation of PEER Online reports are between $10 and $60 per report. We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Comparing the fiscal year ended September 30, 2015 with the corresponding period in 2014:

(1)	Salary and benefit expenses for the 2015 period were $0 as a member of staff had left in 2014. This function was re-assigned to a consultant and other members of staff along with the rollout of our more automated second generation of PEER Online; and

(2)	Consulting fees declined for the 2015 period, which was primarily attributable to our utilization of a different consulting resource to artifact EEGs, furthermore, we processed more PEER Reports with in-house resources.

Research

	Fiscal Year ended September 30,		Percent Change
	2015	2014
Neurometric Services Research	$92,000	$116,200	(21)%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees, travel, conference and other miscellaneous costs which were as follows:

		Fiscal Year ended September 30,
	Key Expense Categories	2015	2014	Change
(1)	Salaries and benefit costs	$41,600	$65,600	$(24,000)
(2)	Consulting fees	40,000	40,000	-
(3)	Other miscellaneous costs	10,400	10,600	(200)
	Total Research	$92,000	$116,200	$(24,200)

Comparing the fiscal year ended September 30, 2015, with the corresponding period in 2014:

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation, decreased for the 2015 period as options grants for our medical consultants became fully vested, therefore, reducing the amortization expense for the stock-based compensation;

(2)	Consulting fees remained identical for the 2015 and 2014 periods as we had entered into a consulting agreement with Dr. Schiller as our medical director whose duties also include the medical monitoring of the Walter Reed Trial, the training of clinical trial investigators and new PEER Online users and consulting with other physicians. Additionally, Dr. Schiller is advising on product development and clinical trial design; and

(3)	Other miscellaneous costs for the 2015 and 2014 periods were substantially similar.

Product Development

	Fiscal Year ended September 30,		Percent Change
	2015	2014
Neurometric Services Product Development	$691,800	$1,338,500	(48)%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, conference, travel and miscellaneous costs which were as follows:

		Fiscal Year ended September 30,
	Key Expense Categories	2015	2014	Change
(1)	Salaries and benefit costs	$461,700	$507,200	$(45,500)
(2)	Consulting fees	145,500	622,300	(476,800)
(3)	System development costs	30,300	104,100	(73,800)
(4)	Conference & Travel	12,500	51,000	(38,500)
(5)	Other miscellaneous costs	41,800	53,900	(12,100)
	Total Product Development	$691,800	$1,338,500	$(646,700)

Comparing the fiscal year ended September 30, 2015, with the corresponding period in 2014:

(1)	Salaries and benefits decreased $45,500 primarily due to a reduction in stock-based compensation expenses in the 2015 period as options to purchase stock became fully vested. Apart from stock-based compensation, expenses remained similar for both periods; in the 2014 period managers had agreed to forfeit a portion of their salaries in favor of receiving stock-based compensation in the form of options with an exercise price of $0.25 per share of Common Stock along with the payout of their accrued salaries from prior periods. These accrued salaries were paid out over an extended period in place of their forfeited current salaries; consequently, the reduction in salary expense was substantially offset by the associated increase in stock-based compensation. During the 2015 period, effective March 15, 2015, managers had voluntarily agreed to reduce their salaries to $4,000 per month through July 31, 2015, in order to conserve cash: the deferred salaries were accrued;

(2)	Consulting fees decreased by $476,800 for the 2015 period primarily due to a reduction in staffing associated with the Walter Reed Trial. As enrollment into the clinical trial was suspended on May 2014, staffing was adjusted to the reduced workload. During the 2014 period we originally had a research staff of five, and during the 2015 period it was reduced to two until the beginning of February, 2015, when the last staff member position was eliminated. The staff, which included clinical research coordinators and EEG technologists, were engaged as consultants through the Henry Jackson Foundation. Similarly, as a result of the reduced workload, we have reduced the costs of our Clinical Research Organization which oversees the clinical trial and data management processes;

(3)	System development and maintenance costs decreased in the 2015 period due to the stage in the development cycle of PEER Online and as an effort to conserve cash. In the 2014 period, system development focused on upgrading our PEER Online system and Administrative Dashboard applications;

(4)	Conference and travel costs were greatly reduced for the 2015 period as there were no visits to Walter Reed as the clinical trial enrollment had been suspended for the internal review. During the 2014 period we had personnel who had relocated to Bethesda, MD, to manage the trial; and

(5)	Other miscellaneous costs decreased by $12,100 in the 2015 period due to the suspension of the clinical trial. In the 2014 period we also incurred a $28,000 expense as we entered into an agreement with a manufacturer of EEG equipment to modify their equipment to be compatible with the Neuroguide system which is used in the generation of the PEER Online reports.

Sales and marketing

	Fiscal Year ended September 30,		Percent Change
	2015	2014

Neurometric Services Sales and Marketing	$347,900	$390,200	(11)%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, consulting fees, advertising, marketing, conference and travel expenses.

		Fiscal Year ended September 30,
	Key Expense Categories	2015	2014	Change
(1)	Salaries and benefit costs	$187,400	$196,200	$(8,800)
(2)	Consulting fees	118,900	120,000	(1,100)
(3)	Advertising and marketing costs	26,900	64,600	(37,700)
(4)	Conferences and travel costs	8,700	5,300	3,400
(5)	Other miscellaneous costs	6,000	4,100	1,900
	Total Sales and marketing	$347,900	$390,200	$(42,300)

Comparing the fiscal year ended September 30, 2015, with the same period in 2014:

(1)	Salaries and benefits for the 2015 period decreased slightly compared to the 2014 period. This was primarily due to option grants become fully vested, and consequently, the amortization expense was therefore reduced. This reduction in amortization expense was partially offset by a new option grant to a consultant tasked with obtaining a licensing agreement in the U.K.;

(2)	Consulting fees for the 2015 and 2014 periods remained substantially the same. This was primarily due to $30,000 of the consulting fees for the abovementioned U.K. based consultant. Additional expenses included the placement of public relations media opportunities, including “The Doctor’s” show on CBS television and for improvements in our website design. These increases were offset by the suspension of marketing services from Decision Calculus Associates (“DCA”) effective the end of February 2015, in order to conserve cash. Effective September 2015, DCA was re-engaged to demonstrate that by using social media marketing, the Company could cost-effectively acquire a substantial number of leads of PEER Reports. For the 2014 period, the Company had engaged DCA to assist with social media and general marketing efforts;

(3)	Advertising and marketing expenses decreased in the 2015 period when compared to the 2014 period, primarily because we reduced our expenditure on the public relations and advertising organizations which were engaged during the 2014 period. During 2015 we engaged in a limited test-marketing campaign using social media. The results from the campaign were encouraging and showed a demonstrable increase in leads at an acquisition cost of less than $75 per lead. During the 2014 period, we had hired a public relations and advertising organizations to advise and assist in raising the awareness for our Walter Reed Trial in anticipation of the announcement of interim results;

(4)	Conference and travel costs increased marginally for the 2015 period due to travel expenses related to being featured on “The Doctor’s” show in Los Angeles; and

(5)	Miscellaneous expenditures for the 2015 and 2014 periods were minimal and substantially consistent.

General and administrative

	Fiscal Year ended September 30,		Percent Change
	2015	2014
General and administrative Neurometric Services	$1,619,900	$2,034,000	(20)%

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs.

		Fiscal Year ended September 30,
	Key Expense Categories	2015	2014	Change
(1)	Salaries and benefit costs	$712,500	$1,020,400	$(307,900)
(2)	Legal fees	275,700	383,300	(107,600)
(3)	Other professional and consulting fees	119,000	154,600	(35,600)
(4)	Patent costs	113,600	83,000	30,600
(5)	Marketing and investor relations costs	50,200	29,200	21,000
(6)	Conference and travel costs	57,000	62,500	(5,500)
(7)	Dues & subscriptions fees	78,800	83,600	(4,800)
(8)	General admin and occupancy costs	213,100	217,400	(4,300)
	Total General and administrative costs	$1,619,900	$2,034,000	$(414,100)

 Comparing the fiscal year ended September 30, 2015, with the same period in 2014:

(1)	Salaries and benefit expenses decreased for the 2015 period primarily because stock option grants for directors, officer and consultants became fully vested and consequently, and the amortization of option expenses were reduced by a net $329,900. This reduction was partially offset by an increase in accrued and paid payroll taxes of $22,400 in the 2015 period. During the 2015 period, the corporate officers voluntarily deferred a portion of their salaries to $4,000 per month, effective February 16, 2015, through to July 31, 2015, in order to assist the Company in conserving cash. Consequently, $175,000 was accrued as deferred compensation. During the 2014 period, pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013, the officers forfeited a portion of their salaries in exchange for options to purchase Common Stock at $0.25 per share and the payout of their previously accrued compensation earned during fiscal years 2013 and earlier.

(2)	Net Legal fees decreased for the 2015 period primary due to a stay in the Brandt litigation pursuant to a Standstill and Tolling Agreement, resulting in our incurrence of minimal litigation expenses during the 2015 period compared to the $110,200 of legal expenses incurred during the 2014 period. This reduction was partially offset by other fees relating to general and securities legal expenses and fees associated with our lobbying efforts.

(3)	Other professional and consulting fees decreased by $35,600 in the 2015 period primarily as a result of (a) $16,500 in Public Relations consulting fees incurred in the 2014 period not reoccurring during the 2015 period; (b) expenditures for audit and tax fees decreasing by $13,000 due to the timing of tax preparation services; (c) and the remaining reduction was primarily due to financial valuation services which were incurred in the 2014 period and were not incurred in 2015.

(4)	Patent costs increased largely due to the timing and volume of patent application and maintenance costs;

(5)	Marketing and investor relations costs increased in the 2015 period over the 2014 period by $21,000 primarily due to the fair value of the warrant to purchase Common Stock at $0.25 per share which was issued to the RedChip Companies, Inc. for their investor relations services;

(6)	Conference and travel costs for the 2015 period decreased by $5,000 due to the relative expense of (a) a non-deal investor roadshow organized by our investor relations firm, Red Chip Companies, Inc. in the 2014 period; versus (b) travel to the U.K. to investigate a licensing opportunity during the 2015 period; Apart from these instances, travel remained consistent between the two periods in question.

(7)	Dues and subscription costs decreased marginally in the 2015 period over the 2014 period as $12,200 in software configuration services used in the 2014 period did reoccur in 2015. This was partially offset by an increase in our SalesForce.com licensing fee for our production system in the 2015 period.

(8)	General administrative and occupancy expenses decreased marginally in the 2015 period over the 2014 period with minor decreases across the board.

Other income (expense)

	Fiscal Year ended September 30,		Percent Change
	2015	2014
Neurometric Services (expense), net	$(724,600)	$1,161,900	*

(* not meaningful)

For the fiscal years ended September 30, 2015 and 2014 net other non-operating income (expenses) for Neurometric Services were as follows:

•	For the fiscal year ended September 30, 2015, we incurred non-cash interest charges totaling $253,600 of which $101,000 was accrued interest on our convertible promissory notes at 5% per annum. The remaining balance was comprised of $152,700 of beneficial conversion discount amortization on the convertible promissory notes; and only $3,700 was for actual net interest paid in cash during that period. For the prior fiscal year, we incurred non-cash interest charges totaling $7,600 of which $2,600 was accrued interest on our promissory notes at 5% per annum; the remaining balance was comprised of a $5,000 derivative liability charge for note conversions; only $4,200 was for net interest paid in cash for the year.

•	For the fiscal year ended September 30, 2015, we had no finance fees; while for the prior year we incurred finance fees totaling $1,800 in association with our private placement of convertible notes.
•	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the change in fair value of non-hedging derivative instruments are to be recognized in current earnings. Revaluation of our derivative liabilities for the promissory note conversion feature for the fiscal year ended September 30, 2015, resulted in a non-cash gain of $162,800. For the prior fiscal year, we had a non-cash gain of $26,100 upon the revaluation of our derivative liabilities for the promissory note conversion feature and the associated warrants.

•	For fiscal year ended September 30, 2015, we experienced a non-cash loss on the extinguishment of debt of $630,000 related to the Omnibus Amendment dated September 14, 2015, to the Note Purchase Agreement and the notes purchased and sold pursuant thereto, with the approval of the majority of the noteholders to fix the conversion price of all notes at $0.05 per share instead of the original $0.25 per share, subject to an anti-dilution ratchet. For fiscal year 2014 we experienced a non-cash gain on the extinguishment of debt of $1,105,200 related to the settlement of long-outstanding trade payable balances which were renegotiated.

Net Loss from Continuing Operations

	Fiscal Year ended September 30,		Percent Change
	2015	2014
Neurometric Services Loss, net	$(3,386,000)	$(2,660,100)	27%

The net loss for our Neurometric Services business of approximately $3.4 million for the fiscal year ended September 30, 2015 compared to the $2.7 million loss in the prior year is primarily due to the large non-cash charges in our Other Income (Expense) expense category described above.

The Company’s operating loss of $2.7 million for the fiscal year ended September 30, 2015, is a reduction of $1.1 million from the $3.8 million loss in the prior year. This is due to substantial reductions in costs across all cost centers. These reductions were due in part to the Walter Reed Trial being put on hold as well as continuing efforts to reduce expenditures across the board.

Gain from Discontinued Operations

	Fiscal Year ended September 30,		Percent Change
Gain (Loss) from Discontinued Operations	2015	2014
Clinical Services Loss	6,600	(2,700)	*

(* not meaningful)

For our discontinued Clinical Services operations the net gain for the fiscal year ended September 30, 2015 was $6,600. As there were no ongoing operations during the 2015 period, the gain was due to a $9,400 write back of an over-accrual which was partially offset by storage fees for medical records of $2,800. For the prior year expenses were for the storage of records.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of September 30, 2015, we had an accumulated deficit of approximately $62.6 million; for the prior year our accumulated deficit was approximately $59.2 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. Our management expects that with our proposed clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of September 30, 2015, we had $432,100 in cash and cash equivalents and a working capital deficit of approximately $2.0 million. This is compared to our cash position of $1,240,600 in cash and cash equivalents as of September 30, 2014, and a working capital deficit of $0.31 million. The increase in our working capital deficit is primarily due to our increase in derivative liabilities and accrued compensation.

The Company has been funded through multiple rounds of private placements primarily from members of our Board of Directors or their affiliates. For details please refer to Item 7. Private Placement Transactions, and Item 12. Subsequent Events.

Since September 22, 2014, we have raised in excess of $3 million of Secured Convertible Notes. These Notes are automatically convertible upon an equity offering of $5 million or more, or can be voluntarily converted at the option of the Noteholder 15 days before the maturity date of December 31, 2017. We do not now have, and, unless the notes are automatically or voluntarily converted, will not likely have on the maturity date thereof, the cash necessary to repay the Notes when they become due.  If we are unable to repay the Notes when due, the holders could pursue any remedies available to them, which could result in a complete foreclosure on their security interest in the assets of the Company.

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

Between September 2014, and September 2015 we raised $3.0 million through the private placement of secured convertible debt with an exercise price of $0.05. Of this funding $1.7 million, or 57%, was acquired by directors and affiliates of the Company.

For details of these financings please See Note 4 and Note 8 of the Notes to the Consolidated Financial Statements.

Cash Flows

Net cash used in operating activities was $2.1 million for the fiscal year ended September 30, 2015 compared to $3.3 million for the same period in 2014.  Of the net $1.2 million reduction in the use of cash between the two periods:

(a) $0.67 million was due to the change in deferred compensation: during the 2014 period, approximately $0.42 million was used to payout managers for salaries which were earned and accrued during fiscal years 2013 and earlier. While being paid out the accrued salaries in fiscal year 2014, the managers received stock option grants to purchase Common Stock at $0.25 per share in lieu of a portion of their 2014 salaries pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013. During the 2015 period, starting February 2015, the managers voluntarily agreed to defer a portion of their salaries so that the received only $4,000 per month each in order to assist the Company weather the shortage of cash; as a result of this the Company accrued approximately $0.25 million.

(b) The balance of the reduction in the use of cash was primarily due to reduced expenditures on the Walter Reed Trial, as it had been suspended effective May 2014, and due to general cost cutting as a result of our limited cash resources.

Proceeds from investing activities for the fiscal year ended September 30, 2015, were $1,500 due to the return to the manufacturer of some unused equipment. For the same period in 2014 we had no investing activities.

Financing activities for the fiscal year ended September 30, 2015, were $1.35 million in cash proceeds from the private placement of secured convertible notes, as amended, with accredited investors, which convert at $0.05 per share. Net cash proceeds from financing activities for the fiscal year ended September 30, 2014 were primarily net proceeds of $3.3 million. Of this amount, a net $1.7 million was raised through the private placement of common stock with accredited investors at $0.25 per share and a net $1.6 million was raised through the private placement with accredited investors of secured convertible debt (September 2014 Notes) now convertible at $0.05 per share. Cash used in the repayment of capital leases during the fiscal year ended September 30, 2015 and 2014, was $3,600 and $7,200 respectively.

Net cash used in discontinued operations for the fiscal year ended September 30, 2015, was $41,600 which was primarily for the payout of NTC’s accrued payroll liabilities and the cost of medical record storage. For the same period ended September 30, 2014, the net cash used was $94,000 which was primarily for the payout of NTC’s accrued payroll liabilities, medical record storage costs and costs associated with a lease obligation.

Contractual Obligations and Commercial Commitments

For details of Contractual Obligations and Commercial Commitments please the Lease Commitments section of “Note 10. Commitments and Contingent Liabilities” of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk .

Not applicable

ITEM 8.	Financial Statements and Supplementary Data

56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MYnd Analytics, Inc.

85 Enterprise, Suite 410

Aliso Viejo, CA 92656

We have audited the accompanying consolidated balance sheets of MYnd Analytics, Inc. (the “Company”)(Formerly CNS Response, Inc.) and their subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

January 5, 2016

MYND ANALYTICS, INC.

CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2015 and 2014

	As at September 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$432,100	$1,240,600
Accounts receivable (net of allowance for doubtful accounts of $1,200 and $1,200 as of September 30, 2015 and 2014 respectively)	11,800	9,300
Prepaid insurance	57,400	52,200
Prepaid other assets	46,900	6,000
Total current assets	548,200	1,308,100
Furniture and equipment, net	1,700	8,700
Other assets	17,200	19,300
TOTAL ASSETS	$567,100	$1,336,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable (including $10,000 and $41,300 to related parties as of September 30, 2015 and 2014 respectively)	$852,000	$868,900
Accrued liabilities	27,300	26,200
Accrued compensation	418,500	270,300
Accrued compensation – related parties	226,100	71,700
Deferred revenue - grant funds	45,900	45,900
Derivative liability	833,000	153,100
Current portion of capital lease	2,400	3,500
Liabilities of discontinued operations	129,000	177,200
Total current liabilities	2,534,200	1,616,800

LONG-TERM LIABILITIES
Secured convertible debt – related parties (net of discounts $209,900 and $145,300 as of September 30, 2015 and 2014 respectively)	2,240,100	1,204,700
Secured convertible debt - other (net of discounts $24,300 and $28,900 as of September 30, 2015 and 2014 respectively)	525,700	271,100
Accrued interest	103,600	2,600
Capital lease	-	2,500
Total long-term liabilities	2,869,400	1,480,900
TOTAL LIABILITIES	5,403,600	3,097,700
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value; authorized 500,000,000 shares and issued and outstanding 102,417,409 shares and 101,667,409 shares as of September 30, 2015 and 2014 respectively.	102,400	101,700
Additional paid-in capital	57,654,000	57,350,200
Accumulated deficit	(62,592,900)	(59,213,500)
Total stockholders’ deficit	(4,836,500)	(1,761,600)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$567,100	$1,336,100

See Accompanying Notes to the Consolidated Financial Statements

MYND ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED

SEPTEMBER 30, 2015 AND 2014

	2015	2014
REVENUES
Neurometric Services	$100,100	$135,100

OPERATING EXPENSES
Cost of neurometric service revenues	4,900	73,000
Research	92,000	116,200
Product development	691,800	1,338,500
Sales and marketing	347,900	390,200
General and administrative	1,619,900	2,034,000

Total operating expenses	2,756,500	3,951,900

OPERATING LOSS	(2,656,400)	(3,816,800)

OTHER INCOME (EXPENSE)
Interest expense, net	(257,400)	(11,700)
Gain (Loss) on extinguishment of debt	(630,000)	1,105,200
Financing fees	-	(1,800)
Gain on derivative liabilities	162,800	26,100
Other miscellaneous income – write backs	-	44,100
Total other income (expense)	(724,600)	1,161,900
LOSS BEFORE PROVISION FOR INCOME TAXES	(3,381,000)	(2,654,900)
Provision for income taxes	5,000	5,200
LOSS FROM CONTINUING OPERATIONS	(3,386,000)	(2,660,100)
Gain (Loss) from discontinued operations	6,600	(2,700)
NET LOSS	$(3,379,400)	$(2,662,800)
BASIC AND DILUTED NET LOSS PER SHARE
From continuing operations	$(0.03)	$(0.03)
From discontinued operations	(0.00)	(0.00)
Combined Net Loss	$(0.03)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	101,813,242	99,326,519

See Accompanying Notes to the Consolidated Financial Statements

MYND ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2015 AND 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2013	92,716,562	$92,700	$54,298,000	$(56,550,700)	$(2,160,000)

Stock-based compensation	-	-	1,008,700	-	1,008,700
Stock issued for private placement of shares	6,940,000	7,000	1,684,000	-	1,691,000
Stock issued in lieu of cash to creditors	1,446,380	1,400	360,100	-	361,500
Stock issued for cashless exercise of warrants	564,467	600	(600)	-	-
Net loss for the fiscal year ended September 30, 2014	-	-	-	(2,662,800)	(2,662,800)
Balance at September 30, 2014	101,667,409	$101,700	$57,350,200	$(59,213,500)	$(1,761,600)

Stock-based compensation	-	-	263,300	-	263,300
Restricted stock compensation	750,000	700	40,500	-	41,200
Net loss for the fiscal year ended September 30, 2015	-	-	-	(3,379,400)	(3,379,400)
Balance at September 30, 2015	102,417,409	$102,400	$57,654,000	$(62,592,900)	$(4,836,500)

See Accompanying Notes to the Consolidated Financial Statements

MYND ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

SEPTEMBER 30, 2015 AND 2014

	2015	2014
OPERATING ACTIVITIES:
Net loss	$(3,379,400)	$(2,662,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Net (gain) loss from discontinued operations	(6,600)	2,700
Depreciation and amortization	7,600	10,300
Amortization of discount on bridge notes issued	152,700	5,000
Gain on derivative liability valuation	(162,800)	(26,100)
Stock based compensation	241,700	1,008,700
Loss (Gain) on extinguishment of debt	630,000	(1,105,200)
Valuation of warrants – investor relations	21,600	-
Non-cash interest expense	101,000	2,600
Changes in operating assets and liabilities:
Accounts receivable	(2,500)	17,300
Prepaids and other	(4,900)	5,500
Accounts payable and accrued liabilities	(15,800)	(153,900)
Deferred revenue grant funds	-	45,900
Deferred compensation	302,600	(421,100)
Net cash used in operating activities	(2,114,800)	(3,271,100)
INVESTING ACTIVITIES:
Disposal of equipment	1,500	-
Net cash provided by investing activities	1,500	-
FINANCING ACTIVITIES:
Repayment of a capital lease	(3,600)	(7,200)
Net proceeds from sale of common stock	-	1,691,000
Net proceeds from sale of bridge notes	1,350,000	1,648,300
Net cash provided by financing activities	1,346,400	3,332,100
Net cash (used in) provided by continuing operations	(766,900)	61,000
DISCONTINUED OPERATIONS
Net cash used in discontinued operations	(41,600)	(94,000)
NET DECREASE IN CASH	(808,500)	(33,000)
CASH- BEGINNING OF YEAR	1,240,600	1,273,600
CASH- END OF YEAR	$432,100	$1,240,600
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,700	$4,200
Income taxes	$4,900	$5,200
Non-cash financing activities:
Shares issued for extinguishment of liabilities	$-	$361,500
Shares issued for cashless exercise of warrants	$-	$600

See Accompanying Notes to the Consolidated Financial Statements

MYND ANALYTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2015

1.	NATURE OF OPERATIONS

Organization and Nature of Operations

At the meeting of shareholders of CNS Response, Inc. held on October 28, 2015, the shareholders approved a proposal to change the Company’s name to MYnd Analytics, Inc. The Company’s charter was officially amended on November 2, 2015.

MYnd Analytics, Inc. (“MYnd,” “CNS,” “we,” “us,” “our,” or the “Company”), formerly known as CNS Response Inc., was incorporated in Delaware on March 20, 1987, under the name Age Research, Inc.  Prior to January 16, 2007, the Company (then called Strativation, Inc.) was a “shell company” with nominal assets and our sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.  On January 16, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CNS Response, Inc., a California corporation formed on January 11, 2000 (“CNS California”), and CNS Merger Corporation, a California corporation and the Company’s wholly-owned subsidiary (“MergerCo”) pursuant to which the Company agreed to acquire CNS California in a merger transaction wherein MergerCo would merge with and into CNS California, with CNS California being the surviving corporation (the “Merger”). On March 7, 2007, the Merger closed, CNS California became a wholly-owned subsidiary of the Company, and on the same date the corporate name was changed from Strativation, Inc. to CNS Response, Inc. At the annual meeting held on October 28, 2015, shareholders approved a change in our name from CNS Response, Inc. to MYnd Analytics, Inc. On November 2, 2015, the Company filed an amendment to its Articles of Incorporation which, among other things, effected the name change to MYnd Analytics, Inc.

The Company is a cloud-based predictive analytics company that provides objective clinical decision support to mental healthcare providers for the treatment of behavioral disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder (“PTSD”). The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to certain medications for the treatment of behavioral disorders. In April 2013, the Company commenced a reimbursed clinical trial at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital (“Fort Belvoir”) (collectively, the “Walter Reed PEER Trial”) using its neurometric platform to provide PEER Reports to military psychiatrists treating patients primarily for depression with various comorbidities, including PTSD and mild traumatic brain injury (“mTBI”). In April 2014, based on an interim analysis of less than 10% of the planned clinical trial enrollees, statistically significant results were achieved for ten of twelve endpoints of the Walter Reed PEER Trial. In May 2014, following the interim analysis, the Walter Reed Institutional Review Board (the “Walter Reed IRB”) suspended enrollment of new patients in order to conduct an internal review. Our management expected enrollment of the Walter Reed PEER Trial to recommence in 2015: however, due to limited action on the part of the Walter Reed IRB, or Walter Reed Leadership, and no formal communication or due-process, we now believe that the Walter Reed PEER Trial is unlikely to re-start in the foreseeable future. Consequently, management intends to conduct a clinical trial focused on Southern California (the “SoCal Trial”) and using substantially the same protocol as had been approved by the Walter Reed IRB. Our management believes the SoCal Trial will provide additional information to demonstrate the clinical and economic utility of our neurometric platform. We are also focusing our marketing efforts on Southern California to boost our commercialization of the PEER Online platform and its PEER Reports.

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

The Company’s continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern. The Company has limited cash resources for its operations and will need to raise additional funds to meet its obligations as they become due. As of September 30, 2015, we had an accumulated deficit of $62,592,900. For the year ended September 30, 2015, we had a net loss from operations of $3,379,400 and net cash used in operating activities of $2,114,800.

To date, the Company has financed its cash requirements primarily from debt and equity financings.  The Company will need to raise additional funds immediately to continue its operations and needs to raise substantial additional funds before the Company can increase demand for its PEER Online services. Until it can generate a sufficient amount of revenues to finance its cash requirements, which it may never do, the Company must continue to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Annual Report on Form 10-K.  The Company continues to explore additional sources of capital, but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Between October 4, 2013 and September 23, 2015, the Company issued an aggregate of 6,940,000 shares of its Common Stock, at a price of $0.25 per share, in private placements to an aggregate of 20 accredited investors. The gross proceeds to the Company were $1,735,000, net of $44,000 in placement agent fees for net proceeds to the Company of $1,691,000. Furthermore between September 22, 2014, and September 24, 2015, the Company issued secured convertible debt in the aggregate principal amount of $3,000,000. During the 2015 fiscal year the aggregate gross proceeds to the Company were $1,350,000 from the debt offering.

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At September 30, 2015 cash exceeds the federally insured limit by $182,100.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2015, the Company’s only derivative financial instruments were a series of convertible notes having embedded derivative liabilities based on the conversion price of the note relative to the market price of a share of Common Stock on the valuation date. See Notes 4 & 5.

Fair Value of Financial Instruments

ASC 825-10 defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

The Company also analyzes all financial instruments with features of both liabilities and equity under ASC 480-10, ASC 815-10 and ASC 815-40.

The Company adopted ASC 820-10 on January 1, 2008. ASC 820-10 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The Company used Level 2 inputs for its valuation methodology for the conversion option liability in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

September 30, 2015
Annual dividend yield	-
Expected life (years)	0.5
Risk-free interest rate	0.08%
Expected volatility	48%

	Carrying Value	Fair Value Measurements at
	As of	September 30, 2015
	September 30,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities	833,000	-	-	833,000
Total	$833,000	$-	$-	$833,000

	Carrying Value	Fair Value Measurements at
	As of	September 30, 2014
	September 30,	Using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities	153,100	-	-	153,100
Total	$153,100	$-	$-	$153,100

For the years ended September 30, 2015 and 2014, the Company had $833,000 and $153,100 derivative liabilities respectively. For the fiscal year ending September 30, 2015 and 2014, the Company had a change in fair valuation thereon of $162,800 and $26,100 respectively.  As at September 30, 2015, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection which as of September 30, 2015 and 2014 are $1,200 and $1,200 respectively.

Furniture and Equipment

Furniture and Equipment, which are recorded at cost, consist of office furniture, equipment and purchased intellectual property which are depreciated, or amortized in the case of the intellectual property, over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be between three and ten years.  Depreciation and amortization for the years ended September 30, 2015 and 2014 was $7,600 and $10,300 respectively.  Accumulated depreciation and amortization at September 30, 2015 and 2014 was $82,600 and $75,000, respectively.

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the years ended September 30, 2015 and 2014.

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

Accounts Payable

Accounts payable consists of trade payables of which $536, 400 and $501,600 are for legal services at September 30, 2015 and 2014 respectively. We had accounts payable write-backs of $21,900 and $44,000 for the years ended September 30, 2015 and 2014 respectively. These were for long held-debts which have been in dispute and there has been no collection activity for over four years.

Between November 11, 2013, and December 20, 2013, during fiscal year 2014, the Company issued an aggregate of 1,446,380 shares of its Common Stock, as full and complete settlement of trade debt totaling an aggregate of $1,466,800 owed to two creditors who are also accredited investors. The fair market value of the shares that were issued in these transactions was determined to be $0.25 per share. The excess value of $1,105,200 over the fair market value of the issued shares was booked to Other Income (Expense) as a gain on extinguishment of debt.

Deferred Revenue

Deferred revenue represents revenue collected but not earned as of September 30, 2015. This represents a philanthropic grant for the payment of PEER Reports ordered for a clinical trial during, which are otherwise not paid for by the military. These deferred revenue grant funds as of September 30, 2015 and 2014 are $45,900.

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

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the years ended September 30, 2015 and 2014 advertising expenses were $24,000 and $3,100 respectively.

Stock-Based Compensation

The Company has adopted ASC 718-20 and related interpretations which establish the accounting for equity instruments exchanged for employee services. Under ASC 718-20, share-based compensation cost to option grantee, being employees, directors and consultants, and is measured at the grant date based on the calculated fair value of the award (see Note 5 for further discussion on valuations). The expense is recognized over the option grantees’ requisite service period, generally the vesting period of the award.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company adopted the provisions of ASC 740 and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. Federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2010 through 2014 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2010 through 2014 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Comprehensive Income (Loss)

ASC 220-10 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the years ended September 30, 2015 and 2014.

Earnings (Loss) per Share

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

On September 30, 2012 the Company discontinued its Clinical Services Operation at its wholly-owned subsidiary, NTC, because the operation had persistent losses which could no longer be supported by the Company. Furthermore, the Company chose to focus its limited cash resources to conduct its clinical trial.

Summary Financial Data of Discontinued Operations:

Revenues, income before income taxes and net loss of NTC which are included in discontinued operations are as follows:

	2015	2014
Neuro-Therapy Clinic
Revenues	$—	$—
Expenses	(6,600)	2,700
Operating gain (loss) before taxes	$6,600	$(2,700)
Taxes	—	—
Net gain (loss)	$6,600	$(2,700)

The assets and liabilities of NTC are as follows:
	2015	2014
ASSETS:
Assets of discontinued operations	$—	$—

LIABILITIES:
Accounts payable	$77,300	$86,600
Accrued payroll liabilities	51,700	90,600
Liabilities of discontinued operations	$129,000	$177,200

4.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

Between September 22, 2014, and July 20, 2015, the Company entered into a Note Purchase Agreement (the “Original Note Purchase Agreement”) in connection with a bridge financing, with nine accredited investors, including lead investor RSJ Private Equity investiční fond s proměnným základním kapitálem (“RSJ PE”). Pursuant to the Original Note Purchase Agreement, the Company issued fifteen secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $2.29 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: RSJ PE, of which Michal Votruba is a director, purchased a September 2014 Note for $750,000, the Company’s director, John Pappajohn, purchased three September 2014 Notes for $400,000; the Follman Family Trust of which Robert Follman, a director of the Company, is a trustee, purchased a September 2014 Note for $100,000; The Tierney Family Trust, which is a greater than 5% shareholder of the Company, purchased five September 2014 Notes for $540,000, of which Thomas Tierney, a former director and Chairman of the Board of the Company, is a trustee; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000.  Michal Votruba joined our Board on July 30, 2015

The Original Note Purchase Agreement provided for the issuance and sale of September 2014 Notes in the aggregate principal amount of up to $2.5 million, in one or more closings to occur over a six-month period beginning September 22, 2014. The Original Note Purchase Agreement also provided that the Company and the holders of the September 2014 Notes enter into a registration rights agreement covering the registration of the resale of the shares of the Common Stock underlying the September 2014 Notes.

On April 14, 2015, the Company entered into Amendment No. 1 to the Original Note Purchase Agreement with the majority of the noteholders in principal, dated as of April 14, 2015 (“Amendment No. 1”), pursuant to which: (i) the aggregate principal amount of notes provided for issuance was increased by $0.5 million to a total of $3.0 million, and (ii) the period to raise the $3.0 million was extended to September 30, 2015. The Company subsequently amended and restated the Original Note Purchase Agreement solely to update for the changes made pursuant to Amendment No. 1 (such amended and restated agreement, together with the Original Note Purchase Agreement, the “Note Purchase Agreement”).

On September 14, 2015, the Company entered into an Omnibus Amendment (the “Omnibus Amendment”) to the Note Purchase Agreement and the notes purchased and sold pursuant thereto, with the majority of the noteholders to fix the conversion price of all notes at $0.05 per share (as adjusted for stock splits, stock dividends, combinations or the like affecting the Common Stock) (the “Fixed Conversion Price”) (i) automatically, in the event of a qualified financing of not less than $5 million, or (ii) voluntary, within 15 days prior to the maturity date of the note. The Omnibus Amendment also amended the form of note attached to the Note Purchase Agreement to reflect the Fixed Conversion Price.

Subsequently thereto, on September 14, 15 and 24, 2015, the Company entered into a Note Purchase Agreement, as amended by the Omnibus Amendment, with each of six accredited investors, in connection with a bridge financing. Pursuant to these Note Purchase Agreements, the Company issued an aggregate principal amount of $710,000 of secured convertible promissory notes (collectively, the “September 2015 Notes,” and together with the September 2014 Notes all other notes purchased and sold pursuant to the Note Purchase Agreement, the “Notes”), which amount also represents the gross proceeds to the Company from the September 2015 Notes. Four of the six September 2015 Notes were purchased by affiliates of the Company, or an entity under such affiliate’s control, as follows: (i) Dr. Robin Smith, Chairman of the Board of Directors of the Company, purchased a Note for $60,000; (ii) the Follman Family Trust purchased a Note for $150,000; (iii) John Pappajohn purchased a Note for $100,000 and (iv) RSJ PE, purchased a Note for $350,000.

		As of September 30, 2015
Note Type and Investor	Due Date	Balance	Discount	Carrying Value
Senior Secured 5% Notes Convertible at $0.05 (the “Notes”)		($)	($)	($)

RSJ Private Equity	03/21/2016	$1,100,000	$(106,700)	$993,300
10 Accredited Investors	03/21/2016	550,000	(24,300)	525,700
Robin L. Smith	03/21/2016	60,000	(7,100)	52,900
John Pappajohn	03/21/2016	300,000	(32,500)	267,500
Tierney Family Trust	03/21/2016	540,000	(16,000)	524,000
Oman Ventures	03/21/2016	200,000	(8,100)	191,900
Follman Family Trust	03/21/2016	250,000	(39,500)	210,500
Total Secured Convertible Promissory Notes		$3,000,000	$(234,200)	$2,765,800

  As of September 30, 2015, all of the Notes matured on March 21, 2016, which is eighteen months from the date of first issuance of a Note (subject to earlier conversion or prepayment), earn interest at a rate of 5% per annum with interest payable at maturity. No Note may be prepaid without the prior written consent of the holder of such Note. The Notes are secured by a security interest in the Company’s intellectual property, as detailed in a security agreement. Upon a change of control of the Company, the holder of a Note will have the option to have the Note repaid with a premium equal to 50% of the outstanding principal.

Please refer to Note 12. Subsequent Events for Note activity after September 30, 2015, and for certain amendments to the terms of the Notes.

5.	DERIVATIVE LIABILITIES

Starting September 22, 2014, through July 20, 2015, the Company raised $2.29 million in a private placement of secured convertible debt at $0.25 per share of Common Stock. This debt instrument also had a ratchet whereby the conversion price of $0.25 per share could be reduced to a minimum of $0.10 per share (see Note 4). The inclusion of this ratchet requires the determination of the fair market carrying value. At issuance, the note discount and derivative liability using the Black-Scholes model was $179,200. Upon subsequent revaluations, the derivative liability value was $153,100 as at September 30, 2014. At September 11, 2015 the derivative liability value was $0 as the market price of the Common Stock had fallen below the minimum conversion price.

The Black-Scholes option-pricing model with the following assumption inputs:

September 11, 2015
Annual dividend yield	—
Expected life (years)	0.5
Risk-free interest rate	0.25%
Expected volatility	45.33%

On September 14, 2015, the Company entered into an Omnibus Amendment (the “Omnibus Amendment”) to the Note Purchase Agreement and the notes purchased and sold pursuant thereto, with the majority of the noteholders to fix the conversion price of all notes, such that the conversion price of all notes will be $0.05 per share (as adjusted for stock splits, stock dividends, combinations or the like affecting the Common Stock) (the “Fixed Conversion Price”) (i) automatically, in the event of a qualified financing of not less than $5 million, or (ii) voluntary, within 15 days prior to the maturity date of the note. The Omnibus Amendment also amended the form of note attached to the Note Purchase Agreement to reflect the Fixed Conversion Price. On September 14, 2015 the notes were revaluated, the derivative liability value was $630,000 and the offset was booked to other income as a loss on extinguishment of debt.

The Black-Scholes option-pricing model with the following assumption inputs:

September 14, 2015
Annual dividend yield	—
Expected life (years)	0.5
Risk-free interest rate	0.26%
Expected volatility	45.95%

Subsequently, on September 14, 15 and 24, 2015, the Company entered into a Note Purchase Agreement, as amended by the Omnibus Amendment for the Fixed Conversion Price, with each of six accredited investors and issued an aggregate principal amount of $710,000 of secured convertible promissory notes. From September 14, 2015 through September 24, 2015 the $710,000 “September 2015 Notes” a derivative liability value was booked of $180,600, which increased the aggregate derivative liability value to $810,600. At September 30, 2015 the Notes totaled $3.00 million and the derivative liability value was $833,000, which resulted in an loss of $22,400 being booked. The net derivative liability booked to other income resulted in gains of $162,800 and $26,100 for the fiscal years ended September 30, 2015 and 2014 respectively. For the fiscal year ended September 30, 2015 and 2014 we had derivative liabilities of $833,000 and $153,100 respectively.

The Black-Scholes option-pricing model with the following assumption inputs:

September 30, 2015
Annual dividend yield	—
Expected life (years)	0.5
Risk-free interest rate	0.08%
Expected volatility	47.83%

6.	STOCKHOLDERS’ DEFICIT

Common and Preferred Stock

As of September 30, 2015, the Company is authorized to issue 195,000,000 shares of stock, of which 180,000,000 are Common Stock; the remaining 15,000,000 shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board is expressly authorized to issue without shareholder approval, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

At the annual meeting held on October 28, 2015, shareholders approved to amend the Company’s Charter in order to increase the number of shares of Common Stock authorized for issuance under the Charter from 180,000,000 to 500,000,000 shares.

As of September 30, 2015, 102,417,409 shares of Common Stock were issued and outstanding. No shares of preferred stock were issued or outstanding.

From October 4, 2013, through July 23, 2014, 27 accredited investors purchased an aggregate of 6,940,000 shares of Common Stock, at a price of $0.25 per share pursuant to private placements. The Company received gross aggregate cash proceeds of $1,735,000. (Refer to Note 8. Related Party Transactions)

Between November 11, 2013, and December 20, 2013, the Company issued an aggregate of 1,446,380 shares of its Common Stock valued at $361,500, as full and complete settlement of trade payables totaling an aggregate $1,466,800 owed to two creditors who are also accredited investors. As a result of this transaction the Company recorded a gain on extinguishment of debt of $1,105,200.

On January 29, 2014 and June 20, 2014, placement agent warrants to purchase in aggregate 608,309 shares of Common Stock with a price of $0.04718 per share were exercised on a net basis resulting in the issuance of 564,467 shares of Common Stock.

On March 21, 2014, the Board resolved to amend the Company’s Charter in order to increase the number of shares of Common Stock authorized for issuance under the Charter from 150,000,000 to 180,000,000. This amendment to the Charter was approved by more than 65% of the stockholders eligible to vote at the annual meeting of stockholders held on May 13, 2014.

On September 3, 2015, the Board resolved to amend the Company’s Charter again in order to further increase the number of shares of Common Stock authorized for issuance under the Charter from 180,000,000 to 500,000,000. This amendment to the Charter was also approved by more than 65% of the stockholders eligible to vote at the annual meeting of stockholders held on October 28, 2015. (Refer to Note 12. Subsequent Events)

On August 20, 2015, the Board approved an award of 750,000 shares of the Company's restricted Common Stock to Dr. Smith in connection with her appointment as Chairman of the Company's Board. These shares, which are fully vested, were valued at $0.055 per share, the closing price of the shares on the day of grant, and were valued in aggregate at $41,250. The issuance of the shares was processed on October 30, 2015.

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

On March 22, 2012, our Board approved the MYnd Analytics, Inc. 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”), reserved 333,334 shares of stock for issuance and on December 10, 2012, the Board approved the amendment of the 2012 Plan to increase the shares authorized for issuance from 333,334 shares to 5,500,000 shares. On March 26, 2013, the Board further approved the amendment of the 2012 Plan to increase the shares authorized for issuance from 5,500,000 shares to 15,000,000 shares. The 2012 Plan, as amended, was approved by our stockholders at the 2013 annual meeting held on May 23, 2013.

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

On August 20, 2015, August 20, 2015, the Board approved an award of options to purchase 250,000 shares of the Company’s common stock for each of the Company's directors, for an aggregate grant of 1,750,000 options. The options are exercisable at a price per share of $0.055, the closing price of the Company's common stock on the date of grant, and will vest pro-rata over 36 months.

 As of September 30, 2015, 70,825 options had been exercised and 501,924 options and 6,132 restricted shares were outstanding under the amended 2006 Plan leaving 87,786 shares which management does not believe will ever be issued as the 2006 Plan is frozen. Options to purchase 13,728,087 shares of Common Stock and 750,000 restricted shares remain outstanding under the 2012 Plan. None of these options have been exercised, leaving 521,913 options available for issuance.

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the year ended September 30, 2015 and 2014 is as follows:

	September 30
	2015	2014
Cost of Neurometric Services revenues	$—	$5,100
Research	41,600	65,500
Product Development	52,300	249,700
Sales and marketing	81,600	87,700
General and administrative	66,200	600,700
Total	$241,700	$1,008,700

Total unrecognized compensation as of September 30, 2015 amounted to $216,300.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2013	9,749,594	$1.00
Granted	2,725,000	0.25
Exercised	-
Forfeited	(57,095)	12.67
Outstanding at September 30, 2014	12,417,499	$0.84
Granted	2,000,000	0.08
Exercised	-	-
Forfeited	(187,488)	0.11
Outstanding at September 30, 2015	14,230,011	$0.75

Following is a summary of the status of options outstanding at September 30, 2015:

Exercise Price ($)	Number of Shares	Expiration Date	Weighted Average Exercise Price ($)

$0.055	1,750,000	08/2025	$0.055
0.04718	8,795,308	12/2022 – 01/2023	0.04718
0.25	2,715,109	03/2023 – 01/2025	0.25
0.26	425,000	07/2024	0.26
3.00	42,670	03/2022	3.00
3.60	28,648	08/2016	3.60
3.96	32,928	08/2016	3.96
9.00	4,525	11/2016	9.00
12.00	28,535	03/2019 – 07/2020	12.00
14.10	10,000	03/2021	14.10
15.30	1,373	09/2018	15.30
16.50	262,441	03/2020	16.50
17.70	953	08/2016	17.70
24.00	4,667	12/2017	24.00
26.70	32,297	09/2017	26.70
28.80	11,767	04/2018	28.80
$32.70	83,790	08/2017	$32.70
Total	14,230,011	Average	$0.75

Warrants to Purchase Common Stock

 The warrant activity for the period starting October 1, 2013, through September 30, 2015, is described as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2013	1,497,556	$3.03
Granted	152,200	0.27
Exercised	(608,309)	0.04718
Expired	(226,703)	9.14
Outstanding at September 30, 2014	814,744	$3.07
Granted	200,000	0.25
Exercised	—	—
Expired	(233,220)	9.14
Outstanding at September 30, 2015	781,524	$0.53

Following is a summary of the status of warrants outstanding at September 30, 2015:

Exercise Price	Number of Shares	Expiration Date	Weighted Average Exercise Price

$0.04718	38,152	03/2018	$0.04718
0.25	332,200	04/2016 – 07/2017	0.25
0.275	324,000	06/2018 – 03/2019	0.275
1.00	67,170	10/2015 – 01/2017	1.00
7.50	3,334	05/2016	7.50
$9.00	16,668	07/2017	9.00
Total	781,524		$0.53

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

At September 30, 2015, there were warrants outstanding to purchase 781,524 shares of the Company’s Common Stock. The exercise price of the outstanding warrants range from $0.04718 to $9.00 with a weighted average exercise price of $0.53. The warrants expire at various times starting 2015 through 2019.

Please refer to Note 12. Subsequent Events for Note activity after September 30, 2015, regarding issuances of warrants.

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

Reconciliations of the provision (benefit) for income taxes to the amount compiled by applying the statutory federal income tax rate to profit (loss) before income taxes is as follows for each of the fiscal years ended September 30:

	2015	2014
Federal income tax (benefit) at statutory rates	(34.0)%	(34.0)%
Stock-based compensation	(0.4)%	(0.2)%
Extinguishment of debt	-%	1.5%
Change in valuation allowance	(16)%	(5)%
True-ups and other adjustments	(7.62)%	(26.9)%
State tax benefit	(5.98)%	(3.4)%

Temporary differences between the financial statement carrying amounts and bases of assets and liabilities that give rise to significant portions of deferred taxes relate to the following at September 30, 2015 and 2014:

	2015	2014
Deferred income tax assets:
Net operating loss carryforward	$13,718,300	$13,083,200
Deferred interest, consulting and compensation liabilities	3,596,900	1,529,800
Amortization	-	-
Deferred income tax assets – other	5,600	5,800
	17,320,800	14,618,800
Deferred income tax liabilities—other	-	(1,600)
Deferred income tax asset—net before valuation allowance	17,320,800	14,617,200
Valuation allowance	(17,320,800)	(14,617,200)
Deferred income tax asset—net	$-	$-

Current and non-current deferred taxes have been recorded on a net basis in the accompanying balance sheet. As of September 30, 2015, the Company had Federal net operating loss carryforwards of approximately $32.8 million and State net operating loss carryforwards of approximately $55.6 million. Both the Federal and State net operating loss carryforwards will begin to expire in 2035. Our ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future. The Company has placed a valuation allowance against the deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced accordingly.

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

Termination of Governance Agreements

On March 28, 2015, the Company entered into a separate termination agreement with each of Equity Dynamics and SAIL, in each case to immediately terminate the respective November 28, 2012 governance agreement (collectively, the “Governance Agreements”) that the Company had entered into with each of Equity Dynamics and SAIL (collectively, the “Termination Agreements”). Equity Dynamics is an entity owned by John Pappajohn, a director of the Company, and SAIL is one of the Company’s principal stockholders of which former director, Walter Schindler, was the managing partner. Pursuant to the Governance Agreements, the Company had agreed, subject to providing required notice to stockholders, to appoint four individuals nominated by Equity Dynamics and three individuals nominated by SAIL to the Company’s Board of Directors, and to create vacancies for that purpose, if necessary. In addition, at each meeting of stockholders of the Company at which directors were nominated and elected, the Company had agreed to nominate for election the four designees of Equity Dynamics and the three designees of SAIL, and further had agreed to take all necessary action to support such election, and to oppose any challenges to such designees. The Governance Agreements also restricted the Company’s ability to increase the number of directors to more than seven without the consent of Equity Dynamics and SAIL. Pursuant to the Termination Agreements, the Governance Agreements were terminated in their entirety as of March 28, 2015, and are of no further force or effect.

Note Purchase Agreement, Notes and Omnibus Amendment

Between September 22, 2014, and July 20, 2015, the Company entered into a Note Purchase Agreement (the “Original Note Purchase Agreement”) in connection with a bridge financing, with nine accredited investors, including lead investor RSJ Private Equity (“RSJ PE”). Pursuant to the Original Note Purchase Agreement, the Company issued fifteen secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $2.27 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: the Company’s director, John Pappajohn, purchased three September 2014 Notes for $400,000; the Follman Family Trust of which Robert Follman, a director of the Company, is a trustee, purchased a September 2014 Note for $100,000; The Tierney Family Trust, which is a greater than 5% shareholder of the Company, purchased four September 2014 Notes for $540,000, of which Thomas Tierney, a former director and Chairman of the Board of the Company, is a trustee; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000.

The Original Note Purchase Agreement provided for the issuance and sale of September 2014 Notes in the aggregate principal amount of up to $2.5 million, in one or more closings to occur over a six-month period beginning September 22, 2014. The Original Note Purchase Agreement also provided that the Company and the holders of the September 2014 Notes enter into a registration rights agreement covering the registration of the resale of the shares of the Common Stock underlying the September 2014 Notes.

On April 14, 2015, the Company entered into Amendment No. 1 to the Original Note Purchase Agreement with the majority of the noteholders in principal, dated as of April 14, 2015 (“Amendment No. 1”), pursuant to which: (i) the aggregate principal amount of notes provided for issuance was increased by $0.5 million to a total of $3.0 million, and (ii) the period to raise the $3.0 million was extended to September 30, 2015. The Company subsequently amended and restated the Original Note Purchase Agreement solely to update for the changes made pursuant to Amendment No. 1 (such amended and restated agreement, together with the Original Note Purchase Agreement, the “Note Purchase Agreement”).

On September 14, 2015, the Company entered into an Omnibus Amendment (the “Omnibus Amendment”) to the Note Purchase Agreement and the notes purchased and sold pursuant thereto, with the majority of the noteholders to fix the conversion price of all notes, such that the conversion price of all notes will be $0.05 per share (as adjusted for stock splits, stock dividends, combinations or the like affecting the Common Stock) (the “Fixed Conversion Price”) (i) automatically, in the event of a qualified financing of not less than $5 million, or (ii) voluntary, within 15 days prior to the maturity date of the note. The Omnibus Amendment also amended the form of note attached to the Note Purchase Agreement to reflect the Fixed Conversion Price.

Subsequently thereto, on September 14, 15 and 24, 2015, the Company entered into a Note Purchase Agreement, as amended by the Omnibus Amendment for the Fixed Conversion Price, with each of six accredited investors, in connection with a bridge financing. Pursuant to these Note Purchase Agreements, the Company issued an aggregate principal amount of $710,000 of secured convertible promissory notes (collectively, the “September 2015 Notes,” and together with the September 2014 Notes all other notes purchased and sold pursuant to the Note Purchase Agreement, the “Notes”), which amount also represents the gross proceeds to the Company from the September 2015 Notes. Four of the six September 2015 Notes were purchased by affiliates of the Company, or an entity under such affiliate’s control, as follows: (i) Dr. Robin Smith, Chairman of the Board of Directors of the Company, purchased a Note for $60,000; (ii) the Follman Family Trust, of which, Robert Follman, a director of the Company, is a trustee, purchased a Note for $150,000; (iii) John Pappajohn, a director of the Company, purchased a Note for $100,000 and (iv) RSJ PE, purchased a Note for $350,000.

As of September 30, 2015, all of the Notes matured on March 21, 2016, which is eighteen months from the date of first issuance of a Note (subject to earlier conversion or prepayment), earn interest at a rate of 5% per annum with interest payable at maturity. No Note may be prepaid without the prior written consent of the holder of such Note. The Notes are secured by a security interest in the Company’s intellectual property, as detailed in a security agreement. Upon a change of control of the Company, the holder of a Note will have the option to have the Note repaid with a premium equal to 50% of the outstanding principal.

Please refer to Note 12. Subsequent Events for Note activity between September 30, 2015 and the date of this annual report, and for amendments to the terms of the Notes.

Transactions with John Pappajohn, Director

On September 22, 2014, March 18, 2015, June 2, 2015 and September 15, 2015, Mr. Pappajohn purchased four Notes for $200,000, $100,000, $100,000 and $100,000 respectively. Pursuant to the Omnibus Amendment, the Notes are convertible into shares of Common Stock at $0.055 per share: (i) automatically upon the closing of a qualified offering of not less than $5 million or (ii) voluntarily within 15 days prior to maturity.

On September 6, 2015, Mr. Pappajohn irrevocably assigned $200,000 in principal of his September 2014 Notes to four outside parties in the amount of $50,000 each.

On September 15, 2015, Mr. Pappajohn purchased a September 2015 Note for $100,000. The September 2015 Notes are convertible into share of Common Stock (i) automatically, in the event of a qualified financing of not less than $5 million, or (ii) voluntary, within 15 days prior to the maturity date of the note. The Omnibus Amendment also amended the form of note attached to the Note Purchase Agreement to reflect the Fixed Conversion Price, such that the conversion price of all notes will be $0.05 per share (as adjusted for stock splits, stock dividends, combinations or the like affecting the Common Stock) (the “Fixed Conversion Price”).

Please refer to Note 12. Subsequent Events for Note activity between September 30, 2015 and the date of this annual report.

Transactions with Robert J. Follman, Director

On October 19, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to the Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (the “Follman Trust”), an accredited investor, of which Robert J. Follman is a trustee. As of February 25, 2013, Mr. Follman was elected as a Director of the Company. On June 14, 2013, the Follman Trust converted their October 2012 Note and interest thereon into 4,491,310 shares of Common Stock at a conversion price $0.04718 per share.

The Follman Trust made multiple additional investments pursuant to a series of subscription agreements all of which were the result of private placements of unregistered stock at $0.25 per share. All individual transactions were in tranches of $100,000 for the purchase of 400,000 shares and the Company received gross cash proceeds of $100,000 on each occasion. These transactions occurred on the following dates: August 16 and September 11 of 2013 and January 17, February 14 and July 8 of 2014. In aggregate the Follman Trust has purchased 2,000,000 shares at $0.25 per share for $500,000 gross cash proceeds to the Company.

On March 17, 2015 and September 15, 2015, the Follman Trust purchased Notes for $100,000 and $150,000, respectively. Pursuant to the Omnibus Amendment, these Notes are convertible into shares of Common Stock at $0.05 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million or (ii) voluntarily, within 15 days prior to maturity.

Transaction with Robin L. Smith, Chairman

On September 14, 2015, Dr. Smith, our Chairman of the Board of Directors, purchased a Note for $60,000. Pursuant to the Omnibus Amendment, such Notes are convertible into shares of Common Stock at $0.05 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million, or (ii) voluntarily, within 15 days prior to maturity.

Transactions with George Carpenter, President and Chief Executive Officer

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates, an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. For the period from May 1, 2013 through to February 28, 2015, we have paid $210,000 to Decision Calculus Associates and have an accounts payable balance of a further $10,000. For the period from March through July of 2015, DCA was not engaged by the Company. Effective August 2015 DCA has been re-engaged and paid at $10,000 per month.

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

Transactions with Paul Buck, Chief Financial Officer and Secretary

On February 12, 2014, Mr. Buck invested $25,000 for 100,000 shares of unregistered Common Stock at $0.25 per share, in a private placement pursuant to a subscription agreement for which the Company received gross cash proceeds of $25,000.

On July 8, 2014, Mr. Buck invested $12,500 for 50,000 shares of Common Stock at $0.25 per share, in a private placement pursuant to a subscription agreement for which the Company received gross cash proceeds of $12,500.

Transactions with the SAIL Capital Partners and SAIL Holdings

Mr. Schindler served as a Director between November 29, 2012 and June 11, 2015, and was the Managing Partner of SAIL Capital Partners, which was a greater than 5% shareholder of the Company, and is the general partner of all the SAIL entities except for SAIL Holding, LLC which is controlled directly by Mr. Schindler.

On July 11, 2014, SAIL Pre-Exit Acceleration fund, L.P., an entity managed by Mr. Schindler, entered into a subscription agreement, pursuant to a private placement, to purchase 40,000 shares of Common Stock at $0.25 per share for which the Company received gross cash proceeds of $10,000.

On January 5, 2015, the Company entered into a three-month long consulting engagement with Dr. Eric Warner, Managing Partner, Europe, Middle East & Africa, SAIL Capital Partners Ltd. The objectives of the engagement include the establishment of a revenue-generating licensing agreement in the United Kingdom (U.K.) and initiation a pilot study of our PEER Online technology. Dr. Warner has been paid $10,000 per month for a total of $30,000. On January 8, 2015, the Board granted Dr. Warner an option to purchase 250,000 shares of Common Stock with an exercise price of $0.25 per share; the option vesting is conditioned on the execution of a licensing agreement and a PEER Online pilot study. The fair value of the option, which was determined using the Black-Scholes model, was $28,300 and was expensed over the term of the engagement.

Transactions with Tierney Family Trust, Greater than 5% Stockholder

Mr. Tierney, who resigned from the Board on May 22, 2015, had served on the Board since February 2013, and had served as Chairman of the Board since March 2013. Mr. Tierney is a trustee of the Thomas T. and Elizabeth C. Tierney Family Trust (the “Tierney Family Trust”), which is a greater than 5% stockholder.

The Tierney Family Trust has made multiple additional investments pursuant to a series of subscription agreements all of which were the result of private placements of unregistered stock at $0.25 per share. All individual transactions were in tranches of $100,000 for the purchase of 400,000 shares and the Company received gross cash proceeds of $100,000 on each occasion. During the fiscal year 2014, these transactions occurred on the following dates: January 13, February 12 and July 8, of 2014. In aggregate the Tierney Family Trust has purchased 1,200,000 shares at $0.25 per share for $300,000 gross cash proceeds to the Company.

On September 22, 2014, January 8, 2015, March 17, 2015, June 3, 2015 and July 3, 2015 the Tierney Family Trust purchased five Notes for $200,000, $100,000, $115,000, $100,000 and $25,000, respectively, for an aggregate total of $540,000. Pursuant to the Omnibus Amendment, all such Notes are convertible into shares of Common Stock at $0.05 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million, or (ii) voluntarily, within 15 days prior to maturity.

Transactions with Mark and Jill Oman, Greater than 5% Stockholder

On September 22, 2014, Oman Ventures LLC, of which Mr. Oman, a greater than 5% stockholder, is the President, purchased a Note for $200,000. Pursuant to the Omnibus Amendment, such Notes are convertible into shares of Common Stock at $0.05 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million, or (ii) voluntarily, within 15 days prior to maturity.

Transactions with RSJ PE

Michal Votruba joined our Board on July 30, 2015. Mr. Votruba is a director of RSJ PE, which acted as the lead investor in the private placement financing of September 2014 Notes.

On September 26, 2014, and September 24, 2015, investor RSJ PE purchased a two Notes for $750,000 and $350,000 respectively. Pursuant to the Omnibus Amendment, such Notes are convertible into shares of Common Stock at $0.05 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million, or (ii) voluntarily, within 15 days prior to maturity.

Please refer to Note 12. Subsequent Events for Note activity between September 30, 2015 and the date of this annual report.

9.	LOSS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the fiscal years ended September 30, 2015 and 2014, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the fiscal years ended September 30, 2015 and 2014 is as follows:

	2015	2014
Net Loss for computation of basic and diluted net loss per share:
From continuing operations	$(3,386,000)	$(2,660,100)
From discontinued operations	6,600	(2,700)
Net loss	$(3,379,400)	$(2,662,800)
Basic and Diluted net loss per share:
From continuing operations	$(0.03)	$(0.03)
From discontinued operations	(0.00)	(0.00)
Basic net loss per share	$(0.03)	$(0.03)

Basic and Diluted weighted average shares outstanding	101,813,242	99,326,519

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	10,069,588	1,650,000
Warrants	826,275	1,139,415
Options	12,726,767	11,930,872

10.	COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company incurred rent expense from continuing operations of $48,900 and $45,000 for the fiscal years ended September 30, 2015 and 2014, respectively.

On April 24, 2013, we entered into a financial lease to acquire additional EEG equipment costing $8,900.  The term of the lease is 36 months ending May 2016 with a monthly payment of $325. As of September 30, 2015 the remaining lease obligation is $2,400 all of which is due in fiscal years 2016.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating Lease Obligations	$18,100	$18,100	$-	-	-
Capital Lease Obligations	2,400	2,400	-	-	-
Total	$20,500	$20,500	$-	-	-

11.	SIGNIFICANT CUSTOMERS

For the fiscal year ended September 30, 2015, five customers accounted for 58% of Neurometric Services revenue and three customers accounted for 48% of accounts receivable at September 30, 2015.

For the fiscal year ended September 30, 2014, four customers accounted for 68% of Neurometric Services revenue and three customers accounted for 53% of accounts receivable at September 30, 2014.

12.	SUBSEQUENT EVENTS

Annual Meeting

At the 2015 annual meeting of stockholders of MYnd Analytics, Inc. (“the Company”), held on October 28, 2015 (the “2015 Annual Meeting”), the holders of the Company’s Common Stock on the record date of September 18, 2015 voted to elect each of the following directors to serve until the next annual meeting and until their successor is elected and qualified:

Director	Votes For	Votes Withheld	Broker Non-Votes
Robin Smith	69,967,660	233,927	5,234,411
John Pappajohn	69,812,062	389,525	5,234,411
Robert Follman	69,964,660	236,927	5,234,411
Zachary McAdoo	60,564,311	9,637,276	5,234,411
Andrew Sassine	55,554,500	14,647,087	5,234,411
Geoffrey Harris	60,564,311	9,637,276	5,234,411
Michal Votruba	60,564,361	9,637,226	5,234,411

At the 2015 Annual Meeting, the Company’s stockholders also voted on the following proposals:

Proposal	For	Against	Abstain
To amend the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”) to change the name of the Company from “CNS Response, Inc.” to “MYnd Analytics, Inc.”	71,268,578	2,893,217	1,274,203

To amend the Company’s Charter in order to increase the number of shares of common stock, par value $0.001 per share, authorized for issuance under the Charter from 180,000,000 to 500,000,000	66,810,594	8,602,373	23,031

To amend the Company’s Charter for the purposes of effecting a reverse stock split of our Common Stock by a ratio of not less than 1-for-10 and not more than 1-for-200, and to authorize the Board of Directors to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split	72,065,298	3,364,699	6,001

To ratify the selection by the Audit Committee of Anton & Chai LLP as our independent registered accounting firm for the fiscal year ending September 30, 2015	72,542,298	43,079	2,850,621

Second Amended and Restated Note and Warrant Purchase Agreement

On December 23, 2015, the Company entered into a Second Amended and Restated Note and Warrant Purchase Agreement (which further amended and restated the Note Purchase Agreement, as modified by the Omnibus Amendment) (the "Second Amended Note & Warrant Agreement"), with each of 16 accredited investors, pursuant to which (i) the aggregate principal amount of Notes available for issuance was increased from $3.0 million to up to $6.0 million, (ii) the maturity date of currently outstanding Notes was extended from March 21, 2016 to December 31, 2017; (iii) the time during which Notes may be issued was extended and (iv) certain warrants were issued to holders of both previously issued and newly issued Notes.

Pursuant to the Second Amended Note & Warrant Agreement, on December 23 and December 28, 2015, the Company issued to the two purchasers thereof (i) an aggregate principal amount of $1,000,000 of secured convertible promissory notes (each, a "December 2015 Note"), which amount also represents the gross proceeds to the Company from the December 2015 Notes, and (ii) a warrant to each holder of December 2015 Notes to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying their December 2015 Note (each, a "Note Warrant"). Each Note Warrant is exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that is forty-five (45) days following the date on which the daily closing price of shares of the Company's Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company's Common Stock is traded or listed) exceeds $0.25 for at least ten (10) consecutive trading days. In connection therewith, the Company will promptly notify the Note Warrant holders in the event that the daily closing price of the Company's shares of Common Stock so exceeds $0.25 for at least ten (10) consecutive trading days. Both December 2015 Notes and Note Warrants were purchased by affiliates of the Company, or an entity under such affiliate’s control, as follows: (i) on December 23, 2015, John Pappajohn, a member of the board of directors of the Company, purchased a December 2015 Note for $250,000 and was issued a Note Warrant to purchase 5,000,000 shares of Common Stock; and (ii) on December 28, 2015, RSJ PE, of which, Michal Votruba, a member of the board of directors of the Company, is the Director for Life Sciences for the RSJ/Gradus Fund, purchased a December 2015 Note for $750,000 and was issued a Note Warrant to purchase 15,000,000 shares of Common Stock.

Also on December 23, 2015, in consideration for the agreement to extend the maturity date of the Notes, the Company issued to holders of all Notes outstanding prior to the date of the Second Amended Note & Warrant Agreement, warrants to purchase an aggregate of 60,000,000 shares of Common Stock (the "Extension Warrants", together with the Note Warrants, the "Warrants"). All Warrants have identical terms. Each such holder was issued an Extension Warrant to purchase Common Stock in an amount equal to 100% of the shares underlying each such holder's previously outstanding Notes as follows:

5-Year Extension Warrants with an non-cashless exercise price of $0.05	Warrants to purchase Shares of Common Stock

RSJ Private Equity	22,000,000
10 Accredited Investors	11,000,000
Robin L. Smith	1,200,000
John Pappajohn	6,000,000
Tierney Family Trust	10,800,000
Oman Ventures	4,000,000
Follman Family Trust	5,000,000
Total Secured Convertible Promissory Notes	60,000,000

Pursuant to the Second Amended and Restated Note and Warrant Agreement, all Notes: (i) mature on December 31, 2017 (subject to earlier conversion or prepayment), (ii) earn interest at a rate of 5% per annum with interest payable at maturity, and (iii) are convertible into shares of Common Stock (A) automatically upon the closing of a qualified offering of no less than $5 million, at a conversion price of $0.05 per share or (B) voluntarily, within 15 days prior to maturity, at a conversion price of $0.05 per share. No Note may be prepaid without the prior written consent of the holder of such Note. The Notes are secured by a security interest in the Company's intellectual property, as detailed in the amended and restated security agreement. Upon a change of control of the Company (as described in the Notes), the holder of a Note will have the option to have the Note repaid with a premium equal to 50% of the outstanding principal.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Principal Executive Officer (PEO) and Principal Financial Officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15, as of September 30, 2015, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our PEO and PFO and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management, including our Principal Executive Officer (PEO) and Principal Financial Officer (PFO), do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Also, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Internal Controls Over Financial Reporting

Members of our management, including our PEO and our PFO, have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission and we concluded that our internal controls over financial reporting are effective.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ending September 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as at December 15, 2015.

Name	Age	Position
Robin L. Smith	51	Chairman of the Board
John Pappajohn	87	Director
Robert J. Follman	71	Director
Geoffrey E. Harris	53	Director
Andrew H. Sassine	51	Director
Michal Votruba	50	Director
Zachary McAdoo	43	Director
George C. Carpenter IV	57	President and Chief Executive Officer
Paul Buck	60	Chief Financial Officer and Secretary

Directors

Robin L. Smith, Chairman of the Board of Directors

Robin L. Smith, MD joined our Board of Directors as its Chairman on August 20, 2015. Dr. Smith is currently also the Chairman of the Board of Directors of Caladrius Biosciences (formerly NeoStem) (NASDAQ:CLBS), an emerging cellular therapy business, was Executive Chairman of NeoStem from January 2015 through June 2015 after having previously served as Chairman and Chief Executive Officer of Caladrius Biosciences from 2006 to 2015.  Dr. Smith has an extensive and diversified background in health care, sales and marketing, business development and management. Her previous experience includes serving as President and Chief Executive Officer of IP2M, a multi-platform media company specializing in healthcare, where under her leadership, the company was selected as being one of the 10 fastest growing technology companies in Houston. She also previously held the position of Executive Vice President and Chief Medical Officer for HealthHelp, Inc., a National Radiology Management company. Dr. Smith has acted as a senior advisor to, and investor in, both publicly traded and privately held companies where she has played a significant role in restructuring and/or growing such businesses.

Dr. Smith also currently serves on the Board of Directors of Signal Genetics (NASDAQ: SGNL). She served on the Board of Trustees of the NYU Langone Medical Center and is past Chairman of the Board of Directors for the New York University Hospital for Joint Diseases. Currently, Dr. Smith is the President and Chairman of the Board of Directors of The Stem for Life Foundation, a non-profit entity that seeks to create a movement to accelerate development of cell therapies which are believed to hold the promise to cure many of the world’s most debilitating illnesses as opposed to merely treating their symptoms. She also serves on the Board of Directors of the Science and Faith STOQ Foundation in Rome, as well as on the Capital Formation Committee of the Alliance for Regenerative Medicine. Dr. Smith earned her M.D. from Yale University and her M.B.A. from the Wharton School of Business.

Dr. Smith was selected to serve as our Chairman of the Board of Directors because of her extensive experience in the management, marketing and funding of emerging medical technology companies.

John Pappajohn, Director

John Pappajohn joined our Board of Directors on August 26, 2009. Since 1969, Mr. Pappajohn has been the President and sole owner of Pappajohn Capital Resources, a venture capital firm, and President and sole owner of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. Since 1994 he has served as a director on the board of public company American CareSource Holdings, Inc., Dallas, TX. During the past five years he has served on the boards of public companies Conmed Healthcare Management, Inc., PharmAthene, Inc. and Spectrascience, Inc. Mr. Pappajohn also currently serves as Chairman of the Board of Cancer Genetics, Inc. Mr. Pappajohn was chosen to serve as a director of our company because of his unparalleled experience serving as a director of more than 40 companies and the substantial insight he has gained into the life sciences and healthcare industries by actively investing in the industries for more than 40 years, and by founding and supporting several public healthcare companies. Mr. Pappajohn devotes such portion of his time to his role as a director of MYnd Analytics as is required to properly fulfill his duties in that role.

Robert J. Follman, Director

Robert J. Follman joined our Board of Directors on February 25, 2013. Mr. Follman is President and CEO of R.A. Industries Inc., one of the leading producers of complex multi-axis components for the aerospace, nuclear, petroleum and other commercial industries, and has served in that position since 1976. He is also President and CEO of Markall Incorporated, a related company that produces and markets electro-mechanical assemblies for the same markets. Mr. Follman is a longtime supporter of many local and national charitable organizations and is active in many community and civic affairs. He has a long history of supporting the UC Irvine Diabetes Center, among other organizations. Mr. Follman was selected to serve as a director because of his leadership experience, having served as an executive officer, and his influence as a business and civic leader.

Geoffrey E. Harris, Director

Geoffrey E. Harris joined our Board of Directors on July 30, 2015. Mr. Harris is a portfolio manager and managing partner at c7 Advisors, a money management and healthcare advisory firm focused on small-to-middle market healthcare companies. Prior to his position with c7 Advisors, Mr. Harris served as Managing Director and co-head of the Cantor Fitzgerald Healthcare Investment Banking Group from 2011 to 2014, and was a Healthcare Investment Banker with Gleacher & Company from 2009 to 2011. Mr. Harris has over thirty years combined experience as a healthcare analyst and portfolio manager for biotechnology and life sciences companies. Mr. Harris graduated from MIT’s Sloan School of Management with an MS in Finance Management. Mr. Harris serves as a director on the boards of Cancer Genetics, Inc. (NASDAQ: CGIX) a molecular diagnostics company, American Care Source, Inc. (NASDAQ: ANCI) a healthcare services company, and two privately held companies, Amperic, Inc. an Internet of Things remote sensing company and PointRight, a healthcare data analytics company. Mr. Harris also serves on the Audit Committee of Cancer Genetics, Inc. Mr. Harris was selected to serve on our Board of Directors for his significant healthcare, finance and transactional experience. Furthermore, his financial, analytical and audit committee experience make him well suited to Chair our Audit Committee.

Andrew H. Sassine, Director

Andrew H. Sassine joined our Board of Directors on February 25, 2013. Mr. Sassine served in various positions at Fidelity Investments from 1999 to 2012, including, most recently as Portfolio Manager. Between 2004 and 2011, he managed the Fidelity Small Cap Stock Fund, the Fidelity International Small Cap Opportunities Fund and the Fidelity Advisor International Small Cap Opportunities Fund. Mr. Sassine joined Fidelity as a high yield research analyst covering the Telecommunications, Satellite, Technology, Defense and Aerospace, and Restaurant Industries and in 2001, joined the international group as a research analyst covering small and mid-cap international stocks. Prior to joining Fidelity, he served as a vice president in the Acquisition Finance Group at Fleet National Bank.

Since December 7, 2015, Mr. Sassine has served on the Board of Directors of iCAD, Inc. (NASDAQ: ICAD), an industry leading provider of advanced image analysis, workflow solutions and radiation therapy for the early detection and treatment of cancer. Since September 2013, Mr. Sassine has served on the board of directors of FluoroPharma Medical, Inc., (FMPI.OB), a bio pharmaceutical company focusing on the development of positron emission tomography imaging agents for the detection and assessment of acute and chronic forms of coronary artery diseases. Mr. Sassine also serves on the board of directors of three private companies: Gemphire Therapeutics, Inc., an early-stage cardiovascular drug company formed by a licensing agreement with Pfizer Inc.; Freedom Meditech, Inc., a medical device company focused on the development and commercialization of first-to-market non-invasive ophthalmic medical devices that can screen for diabetes up to six years prior to the onset of the disease; and ComHear Inc., a digital audio software and device company, where he is also the chairman of the board. Mr. Sassine previously served on the board of Acorn Energy, Inc.

Mr. Sassine has been a member of the Henry B. Tippie College of Business, University of Iowa Board of Advisors since 2009 and served on the Board of Trustees at the Clarke Schools for Hearing and Speech between 2009 and 2014. Mr. Sassine earned a Bachelor of Arts degree at the University of Iowa in 1987 and an MBA from the Wharton School at the University of Pennsylvania in 1993. We believe Mr. Sassine’s extensive knowledge and experience as a portfolio manager in small cap stocks and service on several boards of directors qualifies him to serve as a member of our Board of Directors.

Michal Votruba, Director

Michal Votruba joined our Board of Directors on July 30, 2015. Since 2013, Mr. Votruba has been the Director of the Gradus/RSJ Life Sciences Fund, the largest dedicated fund in Central Europe with a portfolio of companies in Europe and the United States. Since 2010, he has served as a member of the board of PrimeCell Therapeutics a.s. as the Director of Global Business Development overseeing the expansion of the largest regenerative medicine company operating in Central Europe. In 2009, the Czech Academy of Sciences solicited Mr. Votruba’s expertise for the first successful privatization project of the Institute of Experimental Medicine in Prague: the newly created protocol established a precedent for future privatization projects in the Czech Republic. Mr. Votruba graduated as a Clinical Psychiatrist from the Medical Faculty of Charles University in Prague in 1989. Shortly thereafter, he emigrated from Czechoslovakia and developed his professional career in Canada and the USA. Since 2005, Mr. Votruba combined his theoretical and clinical experience in the field of Competitive Intelligence serving the global pharmaceutical industry for eight years as an industry analyst advising senior leaders of companies including Amgen, Novartis, Eli Lilly, Allergan, EMD, Serono and Sanofi. Mr. Votruba brings valuable expertise to the Board of Directors as a clinical psychiatrist and broad experience in the international marketing of innovative medical technologies.

Zachary McAdoo, Director

Zachary McAdoo joined our Board of Directors on November 21, 2011. Mr. McAdoo is the president of McAdoo Capital, Inc., a New York based investment firm founded in 2009 that focuses on investing in small and micro-cap public companies. McAdoo Capital, Inc. is the investment manager to the Zanett Opportunity Fund, Ltd., a Bermuda-based company. Mr. McAdoo was formerly the Chairman and Chief Executive Officer of Radioio, Inc. (OTCQB: RAIO), a publicly traded internet radio company, from August 2013 to April, 2015. From 2005 through 2008, Mr. McAdoo was an analyst and portfolio manager with the Zanett Group, a New York based family office. Prior to joining The Zanett Group, Mr. McAdoo worked for seven years for two other small cap investment firms. Mr. McAdoo graduated from McGill University in 1995 with a Bachelor of Arts degree in Psychology. In 2004 he became a CFA charter holder. In addition to his experience investing in healthcare services, diagnostics and medical device companies, Mr. McAdoo brings a direct-to-consumer marketing perspective to the Board of Directors through his experience of investing in companies across many industries that use direct marketing methods.

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

Paul Buck, Chief Financial Officer and Secretary

Paul Buck was appointed to the position of Chief Financial Officer effective February 18, 2010. Mr. Buck had been working with us as an independent consultant since December 2008, assisting management with finance and accounting matters as well as our filings with the U.S. Securities and Exchange Commission. Prior to joining us, Mr. Buck worked as an independent consultant since 2004 and has broad experience with a wide variety of public companies. His projects have included forensic accounting, restatements, acquisitions, interim management and system implementations. Mr. Buck, a Swiss national, was raised in Southern Africa and holds a B.Sc. degree in Chemistry and a B.Com degree, both from the University of Cape Town, South Africa. He started his career with Touche Ross & Co. in Cape Town and qualified as a Chartered Accountant. In 1985, Mr. Buck joined the Los Angeles office of Touche Ross & Co. where he was an audit manager. In 1991 he joined the American Red Cross Biomedical Services as the CFO of the Southern Californian Region. After five years with the organization, he returned to Deloitte & Touche as a manager in the Solutions Consulting Group. In 1998, Mr. Buck was recruited back to the American Red Cross Biomedical Services as CFO and became the Director of Operations for the Southern California Region until 2003. Mr. Buck works full-time for CNS.

Significant Employees

Brian MacDonald, Chief Technology Officer

Brian MacDonald, age 54, is a co-founder of CNS Response, Inc. (California) and has been with the Company since its inception in 2000. Mr. MacDonald is the developer of the PEER algorithms that match Quantitative EEG features to similar features of known responders to psychotropic medications. Mr. MacDonald also leads the development of the PEER Online system that enables physicians to access the PEER algorithms from anywhere in the world through a secure web-based portal. Prior to CNS Response, Mr. MacDonald was a principal and co-founder of Mill City Venture Development that consulted for the predecessor company to CNS Response. Prior to this he was a consultant for Deloitte & Touche Management Consulting, KPMG Strategic Services and in private consulting practice. His focus throughout his consulting career has been the area of operations and information systems. Mr. MacDonald received a BS in Chemical Engineering from the University of Alabama and received his MBA from The Wharton School of the University of Pennsylvania in 1990.

R. Stewart Navarre. Vice President, Government Accounts

R. Stewart Navarre, age 61, has served as our Vice President, Government Accounts since February 2011. Prior to joining us, he served as Director, Federal Sector Pursuits at Bethel Services Incorporated, a Native American company, from March to September 2010 and Managing Director, Project Management, at CB Richard Ellis from August 2007 to March 2010. Mr. Navarre retired from the United States Marine Corps during July 2007. Colonel Navarre served as a Marine infantry officer for over 30 years, culminating in command of the 5th Marine Regiment, headquartered at Camp Pendleton, California, and deploying in support of Operation Iraqi Freedom during 2003 - 2005.  His final tour on active duty was as Chief of Staff for the Marine Corps bases west of the Mississippi.  Colonel Navarre received his B.S. in Biology and Chemistry and his commission as a Marine lieutenant at the United States Naval Academy in 1976.  He holds a MBA from the University of Evansville, Indiana.

Board Composition, Committees and Director Independence.

Our Board of Directors currently consists of seven members: Robin Smith, John Pappajohn, Zachary McAdoo, Robert Follman, Andrew Sassine, Michal Votruba and Geoffrey Harris. Messrs. Pappajohn, McAdoo, Follman and Sassine were elected at our annual meeting of stockholders held on May 13, 2014, and will serve until our next annual meeting or until his successor is duly elected and qualified. John Pappajohn was originally elected at our annual meeting of stockholders held on April 27, 2010. Zachary McAdoo was appointed to the Board at a meeting on November 21, 2011 following the resignation of Dr. Jerome Vaccaro on October 30, 2010. Walter Schindler was appointed to the Board at a meeting on December 10, 2012 following the resignation of Dr. Henry Harbin on November 18, 2012. Former directors George Carpenter, David Jones, Maurice De Wald and George Kallins all resigned on November 30, 2012 and Robert Follman, Thomas Tierney, Richard Turner and Andrew Sassine were nominated to the Board on December 10, 2012 and were empaneled on February 25, 2013, 10 days after the completion of the mailing to all stockholders of the information statement pursuant to Section 14(f) of the Securities Exchange Act of 1934. Subsequently, Mr. Tierney resigned on May 22, 2015, and at a Board Meeting on May 29, 2015, the size of the Board was reduced to five members. Mr. Schindler resigned on June 11, 2015. At a Board Meeting on July 30, 2015, the size of the Board was increased to nine members and Michal Votruba and Geoffrey Harris joined the Board. On August 20, 2015, Dr. Robin Smith joined the Board and was elected to be its Chair.

The Company’s securities are not listed on a national securities exchange or an inter-dealer quotation system that requires a majority of the Board of Directors to be independent. We nonetheless use the definition of “independence” under Rule 5602 of the NASDAQ Stock Market Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board are independent. In making this determination, our Board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, all our Board members are “independent” directors as that term is defined in the NASDAQ Stock Market Rules.

Board Committees

Our Board of Directors established an audit committee and a compensation committee at a Board meeting held on March 3, 2010, and a governance and nominations committee at a Board meeting held on March 22, 2012. Each committee has its own charter, which is available on our website at www.MYndAnalytics.com. Information contained on our website is not incorporated herein by reference. Each of the Board committees has the composition and responsibilities described below.

Audit Committee

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Harris (Chair), Mr. Sassine and Mr. McAdoo are the members of the audit committee. They are “independent” within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules. Our Board has determined that Mr. Harris serves as the “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. In his roles as Audit Committee Chair of another public company, as Managing Partner of a money management and healthcare advisory firm, as a senior investment banker, portfolio manager and health care research analyst, Mr. Harris has gained over 25 years of experience analyzing the financial statements of public companies, assessing the use of accounting methods employed by those companies and the financial acumen of their management.

The audit committee oversees our accounting and financial reporting processes and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this committee include:

•	selecting and recommending to our Board of Directors the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;
•	approving the fees to be paid to the independent registered public accounting firm;
•	helping to ensure the independence of our independent registered public accounting firm;
•	overseeing the integrity of our financial statements;
•	preparing an audit committee report as required by the SEC to be included in our annual proxy statement;
•	reviewing major changes to our auditing and accounting principles and practices as suggested by our Company’s independent registered public accounting firm, internal auditors (if any) or management;
•	reviewing and approving all related party transactions; and
•	overseeing our compliance with legal and regulatory requirements.

Audit Committee Report 1

In fulfilling its responsibilities for the financial statements for fiscal year 2015, the audit committee of the Board of Directors:

•	Reviewed and discussed the audited financial statements for the year ended September 30, 2015 with management and Anton & Chia, LLP (the “Auditors”), the Company’s independent auditors; and

•	Received written disclosures and the letter from the Auditors regarding their independence as required by Independence Standards Board Standard No. 1. The audit committee discussed with the Auditors their independence.

In fulfilling its responsibilities for the financial statements for fiscal year 2015, the audit committee discussed with the Auditors the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit. The audit committee also considered the status of other areas of oversight relating to the financial reporting and audit process that it determined appropriate.

Based on the audit committee’s review of the audited financial statements and discussions with management and the Auditors, the audit committee recommended to the Board of Directors the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 for filing with the Securities and Exchange Commission. The audit committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

Audit Committee of the Board of Directors

Geoffrey Harris

(1) The material in this Audit Committee Report is not “soliciting material” and is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Committee

Our compensation committee assists the Board of Directors in the discharge of its responsibilities relating to the compensation of the Board of Directors and our executive officers. Messrs. Pappajohn (Chair) and Votruba are the members of our compensation committee. The Board is expected to determine that both Mr. Pappajohn and Mr. Votruba are “independent” within the meaning of the NASDAQ Stock Market Rules and both members qualify as “non-employee directors” under Rule 16b-3 of the Exchange Act.

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

Governance and Nominations Committee

The purpose of the governance and nominations committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board. Messrs. Follman, Sassine and Ms. Smith (Chair) are the members of our governance and nominations committee. The Board is expected to determine that they are “independent” within the meaning of the NASDAQ Stock Market Rules.

The committee’s responsibilities include:

•	Selecting director nominees. The governance and nominations committee recommends to the Board of Directors nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the Board. The governance and nominations committee would consider candidates proposed by stockholders and will apply the same criteria and follow substantially the same process in considering such candidates as it does when considering other candidates. The governance and nominations committee may adopt, at its discretion, separate procedures regarding director candidates proposed by our stockholders. Director recommendations by stockholders must be in writing, include a resume of the candidate’s business and personal background and include a signed consent that the candidate would be willing to be considered as a nominee to the Board and, if elected, would serve. Such recommendation must be sent to the Company’s Secretary at the Company’s executive offices. When it seeks nominees for directors, our governance and nominations committee takes into account a variety of factors including (a) ensuring that the Board, as a whole, is diverse and consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including expertise that could qualify a director as a “financial expert,” as that term is defined by the rules of the SEC), local or community ties and (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with the Company’s business and industry, independence of thought and an ability to work collegially. The Company is of the view that the continuing service of qualified incumbents promotes stability and continuity in the Board room, contributing to the ability of the Board of Directors to work as a collective body, while giving the Company the benefit of the familiarity and insight into the Company’s affairs that its directors have accumulated during their tenure. Accordingly, the process of the governance and nominations committee for identifying nominees reflects the Company’s practice of re-nominating incumbent directors who continue to satisfy the committee’s criteria for membership on the Board of Directors, whom the committee believes continue to make important contributions to the Board of Directors and who consent to continue their service on the Board of Directors. The Board has not adopted a formal policy with respect to its consideration of diversity and does not follow any ratio or formula to determine the appropriate mix; rather, it uses its judgment to identify nominees whose backgrounds, attributes and experiences, taken as a whole, will contribute to the high standards of Board service. The governance and nominations committee may adopt, and periodically review and revise as it deems appropriate, procedures regarding director candidates proposed by stockholders.

•	Reviewing requisite skills and criteria for new Board members and Board composition. The governance and nominations committee reviews with the entire Board of Directors, on an annual basis, the requisite skills and criteria for Board candidates and the composition of the Board as a whole.

•	Hiring of search firms to identify director nominees. The governance and nominations committee has the authority to retain search firms to assist in identifying Board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee.

•	Selection of committee members. The governance and nominations committee recommends to the Board of Directors, on an annual basis, the directors to be appointed to each committee of the Board of Directors.

•	Evaluation of the Board of Directors. The governance and nominations committee will oversee an annual self-evaluation of the Board of Directors and its committees to determine whether it and its committees are functioning effectively.

•	Development of Corporate Governance Guidelines. The governance and nominations committee will develop and recommend to the Board a set of corporate governance guidelines applicable to the Company.

The governance and nominations committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The governance and nominations committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.

Committee Memberships and Meetings

The following table below sets forth the membership of each Committee:

Name of Director	Audit Committee	Compensation Committee	Governance and Nominations Committee
Robin Smith	Member	Member	Chair
John Pappajohn		Chair
Zachary McAdoo	Member
Robert Follman			Member
Andrew Sassine			Member
Michal Votruba		Member
Geoffrey Harris	Chair

Governance Agreements

On March 28, 2015, the Company entered into a separate termination agreement with each of Equity Dynamics, Inc. (“EDI”) and SAIL Capital Partners (“SAIL”), in each case to immediately terminate the respective November 28, 2012 governance agreement (collectively, the “Governance Agreements”) that the Company had entered into with each of EDI and SAIL (collectively, the “Termination Agreements”). EDI is an entity owned by Mr. Pappajohn, a director of the Company, and SAIL is one of the Company’s principal stockholders of which a former director, Mr. Schindler, is the managing partner. Pursuant to the Governance Agreements, the Company had agreed, subject to providing required notice to stockholders, to appoint four individuals nominated by EDI and three individuals nominated by SAIL to the Company’s Board of Directors, and to create vacancies for that purpose, if necessary. In addition, at each meeting of stockholders of the Company at which directors were nominated and elected, the Company had agreed to nominate for election the four designees of EDI and the three designees of SAIL, and further had agreed to take all necessary action to support such election, and to oppose any challenges to such designees. The Governance Agreements also restricted the Company’s ability to increase the number of directors to more than seven without the consent of EDI and SAIL. Pursuant to the Termination Agreements, the Governance Agreements were terminated in their entirety as of March 28, 2015, and are of no further force or effect.

Board Meetings

During the fiscal year ended September 30, 2015, the Board held ten meetings and the Board Committees held a total of five meetings. Each incumbent director, except for Mr. Turner, due to illness, attended 75% or more of the total number of meetings of the Board and the Board Committees of which they were a member during the period they served as a director in fiscal year 2015. The Board of Directors did not meet in executive session during the fiscal year ended September 30, 2015.

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

Our Board of Directors believes that this leadership structure provides the most effective leadership model for our Company. By permitting more effective monitoring and objective evaluation of the Chief Executive Officer’s performance, this structure increases the accountability of the Chief Executive Officer. A separation of the Chief Executive Officer and Chairman roles also prevents the former from controlling the Board’s agenda and information flow, thereby reducing the likelihood that the Chief Executive Officer would abuse his power.

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

Stockholder Communications

Interested parties may communicate with any and all members of our Board of Directors by transmitting correspondence addressed to one or more directors by name at the address appearing on the cover page of this Information Statement. Communications from our stockholders to one or more directors will be collected and organized by our Corporate Secretary and will be forwarded to the Chairman of the Board of Directors or to the identified director(s) as soon as practicable. If multiple communications are received on a similar topic, the Corporate Secretary may, at his discretion, forward only representative correspondence. The Chairman of the Board of Directors will determine whether any communication addressed to the entire Board of Directors should be properly addressed by the entire Board of Directors or a committee thereof. If a communication is sent to the Board of Directors or a Committee, the Chairman of the Board of Directors or the Chairman of that committee, as the case may be, will determine whether a response to the communication is warranted.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2015, all of our executive officers, directors and the holders of 5% or more of our Common Stock complied with all Section 16(a) filing requirements.

Code of Ethics

Our Board of Directors has adopted a Code of Ethical Conduct (the “Code of Conduct”) which constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. We require all employees, directors and officers, including our principal executive officer and principal financial officer to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer and other finance department personnel with respect to full and accurate reporting. The Code of Conduct is available on our website at www.MYndAnalytics.com and is also filed as an exhibit to our Annual Report on Form 10-K. The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC on such website.

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

Summary Compensation Table

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ending September 30, 2015 and 2014 provided by (i) each person serving as our principal executive officer (“PEO”) or acting in a similar capacity during our fiscal year ended September 30, 2015, (ii) our two most highly compensated executive officers other than our PEO who were serving as executive officers on September 30, 2015 and whose total compensation exceeded $100,000 (collectively with the PEO referred to as the “named executive officers” in this Executive Compensation section).

Name and Principal Position	Fiscal Year Ended September 30,	Salary ($) (1)	Bonus ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
George Carpenter	2015	270,000	–	–	19,500	289,500
(President and Chief Executive Officer )	2014	270,000	–	93,200	19,800	383,000

Paul Buck	2015	208,000	–	–	17,600	225,600
(Chief Financial Officer and Secretary)	2014	208,000	–	100,700	18,100	326,800

(1) Salaries for the fiscal years ended September 30, 2015 and 2014 which were accrued and paid as follows:

•	Mr. Carpenter’s salary for the fiscal year 2015 was $270,000 of which $168,300 was paid and 101,700 was accrued. For the pay period starting February 16, 2015 through to July 31, 2015, a portion of the salary was voluntarily deferred with a cash payout limited to $4,000 per month, the balance being accrued. Mr. Carpenter elected to defer a portion of his salary as noted to allow additional cash to remain in the Company during a period of limited cash resources.

•	Pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013, $98,000 of Mr. Carpenter’s salary for fiscal year 2014 was forfeited in lieu of receiving options to purchase 435,000 shares of Common Stock at an exercise price of $0.25 per share (see below). During fiscal year 2014, Mr. Carpenter was paid $98,000 from accrued salary of which $52,500 had been accrued in fiscal year 2013 and $45,500 had been accrued in fiscal year 2012. As of September 2014, there was no accrued and unpaid salary owing to Mr. Carpenter.

•	Mr. Buck’s salary for the fiscal year 2015 was $208,000 of which $134,700 was paid and 73,300 was accrued. For the pay period starting February 16, 2015 through to July 31, 2015, a portion of the salary was voluntarily deferred with a cash payout limited to $4,000 per month, the balance being accrued. Mr. Buck elected to defer a portion of his salary as noted to allow additional cash to remain in the Company during a period of limited cash resources.

•	Pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013, $106,500 of Mr. Buck’s salary for fiscal year 2014 was forfeited in lieu of receiving options to purchase 470,000 shares of Common Stock at an exercise price of $0.25 per share (see below). During fiscal year 2014, Mr. Buck was paid $106,500 from accrued salary of which $40,400 had been accrued in fiscal year 2013 and $66,100 had been accrued through fiscal year 2012. As of September 2014, there was no accrued and unpaid salary owing to Mr. Buck.

(2)	On October 8, 2013, the Board granted the following options to purchase shares of the Company’s Common Stock pursuant to the 2012 Option Plan at an exercise price of $0.25 per share which vested pro-rata over 12 months starting from the date of grant.

•	Mr. Carpenter was granted options to purchase 435,000 shares of Common Stock, valued at $93,200 using the Black-Scholes Model. This was pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013, whereby the option grant was in lieu of receiving the first $98,000 of his fiscal year 2014 salary.

•	Mr. Buck was granted options to purchase 470,000 shares of Common Stock, valued at $100,700 using the Black-Scholes Model. This was pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013 whereby the option grant was in lieu of receiving the first $106,000 of his fiscal year 2014 salary.

(3)	Relates to healthcare insurance premiums and Health Savings Account contributions paid on behalf of executive officers by the Company.

Narrative Disclosure to Summary Compensation Table

On October 8, 2013, the Board granted to the Company’s two executive officers, Mr. Carpenter and Mr. Buck and two senior managers (combined the “Managers”) options to purchase shares of its Common Stock pursuant to the 2012 Option Plan, at an exercise price of $0.25 per share as follows: George Carpenter 435,000 shares, Paul Buck 470,000 shares, Stewart Navarre 385,000 shares and Brian MacDonald 310,000 shares. These options vested evenly over 12 months starting from the date of grant. The four managers had agreed to forego a portion of their salaries in fiscal year 2014 as follows: George Carpenter $98,000, Paul Buck $106,500, Stewart Navarre $83,600 and Brian MacDonald $66,700. These executive officers and managers were paid their salaries which had been earned and accrued during fiscal years 2013 and 2012. The accruals which were paid were equivalent to the fiscal year 2014 salaries which they had agreed to forego in lieu of receiving the options pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013.

During the fiscal year 2015, the Managers, mentioned below, voluntarily elected to defer their respective salaries to $4,000 per month for the period starting mid-February, 2015, through to the end of July, 2015, in order to help bridge the Company through a period with limited cash resources. The balance of the unpaid salaries were accrued as follows: George Carpenter $101,750, Paul Buck $73,300, Stewart Navarre $55,000 shares and Brian MacDonald 63,300 shares

Since the Company had limited cash and cash equivalent resources as of September 30, 2015 and 2014, no bonuses were paid or accrued for our executive officers during the fiscal years ended September 30, 2015 and 2014.

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

As of September 30, 2015, options to purchase 70,825 shares of Common Stock were exercised and there were options to purchase 501,924 shares of Common Stock and 6,132 restricted shares outstanding under the amended 2006 Option Plan, leaving 87,786 shares of Common Stock which have not been awarded. The 2006 Option Plan has been frozen and replaced by the 2012 Omnibus Incentive Compensation Plan.

2012 Omnibus Incentive Compensation Plan

On March 22, 2012, the MYnd Analytics, Inc. 2012 Omnibus Incentive Compensation Plan (the “2012 Option Plan”), was approved by our Board of Directors and was approved by stockholders at the Company’s annual meeting held on May 23, 2013. The 2012 Option Plan replaced the Company’s abovementioned 2006 Option Plan. The 2012 Option Plan provides for the grant of options (including nonqualified options and incentive stock options), restricted stock, performance units, performance shares, deferred stock, restricted stock units, dividend equivalents, bonus shares and other stock-based awards to directors, officers, employees and/or consultants of the Company. The plan provides for the grant of awards pursuant to which up to 15,000,000 shares of our Common Stock may be issued.

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

On August 20, 2015, the Board approved an award of options to purchase 250,000 shares of the Company’s common stock for each of the Company's directors. The options are exercisable at a price per share of $0.055, the closing price of the Company's common stock on the date of grant, and will vest pro-rata over 36 months.

As of September 30, 2015, no options were exercised and options to purchase 13,728,087 shares of Common Stock were outstanding and 750,000 restricted shares were issued and outstanding under the 2012 Option Plan, as amended, leaving 521,913 shares which are available to be awarded.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding options held by our named executive officers as of September 30, 2015.

	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
George Carpenter (1)
	435,000	—	0.25	October 8, 2023
	1,225,000	—	0.04718	December 10, 2022
	133,334	—	16.50	March 2, 2020
	32,297	—	26.70	October 1, 2017

Paul Buck (2)
	470,000	—	0.25	October 8, 2023
	1,400,000	—	0.04718	December 10, 2022
	15,000	—	16.50	March 2, 2020

(1)	On October 8, 2013, Mr. Carpenter was granted options to purchase shares 435,000 shares of Common Stock. The options are exercisable at $0.25 per share and vested evenly over 12 months starting from the date of grant. Mr. Carpenter agreed to forego $98,000 of his salary in fiscal year 2014 pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013. Mr. Carpenter was paid out of accrued salary earned, but not paid, during fiscal years 2013 and 2012. The accrued salary paid out was equivalent to the fiscal year 2014 salary that he had agreed to forego in lieu of receiving the options.

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

(2)	On October 8, 2013, Mr. Buck was granted options to purchase shares 470,000 shares of Common Stock. The options are exercisable at $0.25 per share and vest evenly over 12 months starting from the date of grant. Mr. Buck agreed to forego $106,500 of his salary in fiscal year 2014 pursuant to the Employment Compensation Forfeiture and Exchange Agreement. Mr. Buck was paid out of accrued salary earned, but not paid, during fiscal years 2013 and 2012. The accrued salary paid out was equivalent to the fiscal year 2014 salary that he agreed to forego in lieu of receiving the options.

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

Director Compensation

During our fiscal year ended September 30, 2015, non-employee directors did not receive any cash compensation but did receive grants of options to purchase Common Stock for their service on our Board of Directors or committees thereof. The Chairman also received a grant of fully-vested restricted Common Stock for her services as Chairman of the Board. The values of the option and restricted share grants were determined using the Black-Scholes Model and the closing price of the stock on the day of grant.

Non-Employee Director Compensation

Name	Option Awards ($)	All Other Compensation ($)	Total ($)
Robin Smith(1)	10,800	41,200	52,000
John Pappajohn (2)	10,800	-	10,800
Zachary McAdoo (3)	10,800	-	10,800
Robert Follman (4)	10,800	-	10,800
Andrew Sassine (4)	10,800	-	10,800
Geoffrey Harris (5)	10,800	-	10,800
Michal Votruba (5)	10,800	-	10,800
Walter Schindler (6)	-	-	-
Thomas Tierney (7)	-	-	-
Richard Turner (8)	-	-	-

(1)	Dr. Robin Smith joined our Board on August 20, 2015. On August 20, 2015, for her services as a Director, Dr. Smith was granted an option, vesting over 36 months, to purchase 250,000 shares of common stock at an exercise price of $0.055 per share. On the same day, for her service as Chairman of the Board, Dr. Smith was granted 750,000 shares of restricted Common Stock on at $0.055 per share, which fully vested as of October 28, 2015.

The aggregate number of option awards outstanding for Dr. Smith at September 30, 2015 was 250,000 options having an exercise price of $0.055 per share.

(2)	Mr. Pappajohn joined our Board on August 26, 2009. On August 20, 2015, for his services as a Director, Mr. Pappajohn was granted an option, vesting over 36 months, to purchase 250,000 shares of common stock at an exercise price of $0.055 per share.

The aggregate number of option awards outstanding for Mr. Pappajohn at September 30, 2015 was 508,334. Of these 8,334 options have an exercise price of $16.50 per share, 250,000 options have an exercise price of $0.04718 and 250,000 options have an exercise price of $0.055 per share.

(3)	Mr. McAdoo joined our Board on November 21, 2011. On August 20, 2015, for his services as a Director, Mr. McAdoo was granted an option, vesting over 36 months, to purchase 250,000 shares of common stock at an exercise price of $0.055 per share.

The aggregate number of option awards outstanding for Mr. McAdoo at September 30, 2015 was 508,334. Of these 8,334 options have an exercise price of $16.50 per share, 250,000 options have an exercise price of $0.04718 and 250,000 options have an exercise price of $0.055 per share.

(4)	Messrs. Follman and Sassine joined our Board on February 25, 2013. On August 20, 2015, for their respective services as Directors, Messrs. Follman and Sassine were each granted an option, vesting over 36 months, to purchase 250,000 shares of common stock at an exercise price of $0.055 per share.

Each has an aggregate number of option awards outstanding at September 30, 2014 of 250,000 options with an exercise price of $0.04718 per share and 250,000 options with an exercise price of $0.055 per share.

(5)	Messrs. Harris and Votruba joined our Board on July 20, 2015. On August 20, 2015, for their respective services as Directors, Messrs. Harris and Votruba were each granted an option, vesting over 36 months, to purchase 250,000 shares of common stock at an exercise price of $0.055 per share.

Each has an aggregate number of option awards outstanding at September 30, 2015 of 250,000 options with an exercise price of $0.055 per share.

(6)	Mr. Schindler had joined our Board on December 10, 2015 and resigned from it on June 11, 2015. The aggregate number of option awards outstanding for Mr. Schindler at September 30, 2015 was 215,280 options with an exercise price of $0.04718 per share.

(7)	Mr. Tierney had joined our Board on February 25, 2013, and resigned from our Board on May 22, 2015 and served as its Chairman through such date. The aggregate number of option awards outstanding for Mr. Tierney at September 30, 2015 was 395,840 of which 208,336 options have an exercise price of $0.04718 per share and 187,504 options have an exercise price of $0.25 per share.

(8)	Mr. Turner had joined our Board on February 25, 2013, and passed away on April 12, 2015. The aggregate number of option awards outstanding for Mr. Turner at September 30, 2015 was 201,392 options with an exercise price of $0.04718 per share.

ITEM 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial and other ownership of the shares of our Common Stock as of December 31, 2015:

•	Each person whom we know to be the beneficial owner of 5% or more of our outstanding Common Stock;
•	Each of our executive officers;
•	Each of our current directors; and
•	All of our executive officers and directors as a group.

Applicable percentage ownership interest as of December 31, 2015 is based on 102,417,409 shares of issued and outstanding Common Stock. This does not include: (i) up to 80 million shares of Common Stock issuable if the aggregate $4.0 million of principal value of our Notes are converted into Common Stock at $0.05 per share either: (A) automatically, upon the closing of a qualified equity offering of not less than $5 million, or (B) voluntarily, within 15 days prior to their December 31, 2017 date of maturity, and (ii) up to approximately 10.8 million shares of Common Stock which will be issuable on approximately $540,000 of accrued interest at 5% per annum payable on the aggregate principal $4.0 million of the Notes if held through maturity at December 31, 2017. Approximately $3.5 million of the aggregate principal amount of such Notes are held by certain of our directors and affiliates. See “Transactions with Related Persons, Promoters or Certain Control Persons—Certain Relationships and Related Transactions” for additional information about the Second Amended and Restated Note & Warrant Purchase Agreement, pursuant to which the Notes and Warrants were issued.

Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. For purposes of such calculation, shares of our Common Stock subject to options, warrants and convertible promissory notes issued by us (and convertible interest on those notes) that are currently exercisable or convertible, or exercisable or convertible within sixty days from December 31, 2015, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible promissory notes, as applicable, for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o MYnd Analytics, Inc., 85 Enterprise, Suite 410, Aliso Viejo, CA 92656.  There are no shares of any other class or series of stock issued and outstanding.

	Shares Beneficially Owned as of
	December 31, 2015
	Number of Shares	Percentage of
Name of Beneficial Owner	Beneficially Owned	Shares Outstanding
Executive Officers, Directors and Director Nominees:
George Carpenter (1) President and Chief Executive Officer	3,216,429	3.09%
Paul Buck (2) Chief Financial Officer and Secretary	2,569,867	2.46%
Robin L. Smith (3) Chairman of the Board of Directors	1,998,608	1.93%
John Pappajohn (4) Director	30,166,899	26.53%
Robert J. Follman (5) Director	11,789,918	10.95%
Zachary McAdoo (6) Director	2,055,662	2.00%
Andrew H. Sassine (7) Director	4,346,829	4.23%
Michal Votruba (8) Director	48,608	*
Geoffrey E. Harris (9) Director	48,608	*
Directors and officers as a group (9 persons) (10)	56,241,428	45.11%

Non-Director 5%+ Stockholders:
RSJ PE (11)	37,000,000	26.54%
Thomas T. and Elizabeth C. Tierney Trust (12)	20,599,189	18.13%
Mark & Jill Oman (13)	10,900,212	10.24%

* Less than 0.1%

(1)	Consists of (a) 1,390,799 shares of Common Stock, and (b) 1,825,630 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. Carpenter has been our Chief Executive Officer since April 2009 and our President since April 29, 2011.

(2)	Consists of (a) 684,867 shares of Common Stock, and (b) 1,885,000 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. Buck has been our Chief Financial Officer since February 18, 2010.

(3)	Consists of (a) 750,000 shares of Common Stock, (b) 48,608 shares of Common Stock issuable upon the exercise of vested and exercisable options, and (c) 1,200,000 shares issuable upon the exercise of Warrants. Does not include the potential conversion of a $60,000 Note, or the interest accrued thereon. Dr. Smith has been the Chairman of the Board since August 20, 2015.

(4)	Consists of (a) 18,859,957 shares of Common Stock, (b) 306,942 shares of Common Stock issuable upon the exercise of vested and exercisable options, and (c) 11,000,000 shares issuable upon the exercise of Warrants. Does not include the potential conversion of $550,000 of Notes, or the interest accrued thereon. Mr. Pappajohn has been a member of the Board since August 26, 2009.

(5)	Consists of (a) 6,491,310 shares of Common Stock held under the Declaration of Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (the "Follman Trust"), of which Mr. Follman is a trustee, (b) 298,608 shares of Common Stock issuable upon the exercise of vested and exercisable options, and (c) 5,000,000 shares issuable upon the exercise Warrants held by the Follman Trust. Does not include the potential conversion of $250,000 of Notes, or the interest accrued thereon, held by the Follman Trust. Mr. Follman has been a member of the Board since February 25, 2013.

(6)	Consists of (a) 1,748,720 shares of Common Stock held by the Zanett Opportunity Fund, Ltd., a Bermuda corporation, for which McAdoo Capital, Inc. is the investment manager, of which Mr. McAdoo is the president and owner, and (b) 306,942 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. McAdoo has been a member of the Board Since November 21, 2011.

(7)	Consists of (a) 4,048,221 shares of Common Stock and (b) 298,608 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. Sassine has been a member of the Board since February 25, 2013.

(8)	Consists of 48,608 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. Votruba is an affiliate of RSJ PE, please refer to footnote (11) below. Mr. Votruba has been a member of the Board since July 30, 2015.

(9)	Consists of 48,608 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. Harris has been a member of the board since July 30, 2015.

(10)	Consists of (a) 33,973,874 shares of Common Stock, (b) 5,067,555 shares of Common Stock issuable upon the exercise of vested and exercisable options, and (c) 17,200,000 shares of Common Stock issuable upon the exercise of Warrants. Does not include the potential conversion of $860,000 of Notes, or the interest accrued thereon, held by certain directors.

(11)	Consists of 37,000,000 shares of Common Stock issuable upon the exercise of Warrants. Does not include the potential conversion of $1,850,000 in Notes, or the interest accrued thereon. The address of RSJ PE is Na Florenci 2116/15, 110 00 Prague 1, Czech Republic.

(12)	Consists of (a) 9,403,349 shares of Common Stock, (b) 395,840 shares of Common Stock issuable upon the exercise of vested and exercisable options, and (c) 10,800,000 shares of Common Stock issuable upon the exercise of Warrants. The shares of Common Stock and Warrants are held in the name of the Thomas T. and Elizabeth C. Tierney Family Trust (the “Tierney Family Trust”) of which Mr. Tierney is a trustee. Does not include the potential conversion of $540,000 of Notes, or the interest accrued thereon, held by the Tierney Family Trust. The address of Mr. Tierney is 23111 Maravilla Lane, Coto De Caza, CA 92679. Mr. Tierney was a member and Chairman of the Board from February 25, 2013 until May 22, 2015.

(13)	Consists of (a) 6,900,212 shares of Common Stock, of which, 6,700,212 shares are held in the name of Mark Oman & Jill Oman, Tenants in Common, and 200,000 shares are held by Mark & Jill Oman Enterprises, LLC, and (b) 4,000,000 shares issuable upon the exercise of Warrants. Does not include the potential conversion of a $200,000 Note or the interest accrued thereon, held by Oman Ventures LLC., of which, Mr. Oman is the President. The address of Mr. & Mrs. Oman is 1588 Burr Oaks Dr. West Des Moines, IA 50266.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)

2006 Equity compensation plan approved by security holders	501,924		$18.29	—	(1)
2012 Equity compensation plan approved by security holders	14,478,087	(2)	$0.10	521,913	(2)
Equity compensation plans not approved by security holders	—		$—	—
Total	14,980,011		$0.75	521,913

(1)	The 2006 Stock Incentive Plan, as amended, has been frozen and replaced by the 2012 Option Plan.

(2)	Includes 750,000 restricted shares issued under the plan

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Except as follows, since October 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we are or will be a party:

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

Termination of Governance Agreements

On March 28, 2015, the Company entered into a separate termination agreement with each of Equity Dynamics and SAIL, in each case to immediately terminate the respective November 28, 2012 governance agreement (collectively, the “Governance Agreements”) that the Company had entered into with each of Equity Dynamics and SAIL (collectively, the “Termination Agreements”). Equity Dynamics is an entity owned by John Pappajohn, a director of the Company, and SAIL is one of the Company’s principal stockholders of which former director, Walter Schindler, was the managing partner. Pursuant to the Governance Agreements, the Company had agreed, subject to providing required notice to stockholders, to appoint four individuals nominated by Equity Dynamics and three individuals nominated by SAIL to the Company’s Board of Directors, and to create vacancies for that purpose, if necessary. In addition, at each meeting of stockholders of the Company at which directors were nominated and elected, the Company had agreed to nominate for election the four designees of Equity Dynamics and the three designees of SAIL, and further had agreed to take all necessary action to support such election, and to oppose any challenges to such designees. The Governance Agreements also restricted the Company’s ability to increase the number of directors to more than seven without the consent of Equity Dynamics and SAIL. Pursuant to the Termination Agreements, the Governance Agreements were terminated in their entirety as of March 28, 2015, and are of no further force or effect.

Note Purchase Agreement, Notes and Omnibus Amendment

Between September 22, 2014, and July 20, 2015, the Company entered into a the Original Note Purchase Agreement in connection with a bridge financing, with nine accredited investors, including lead investor RSJ PE. Pursuant to the Original Note Purchase Agreement, the Company issued fifteen September 2014 Note in the aggregate principal amount of $2.27 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: RSJ PE, of which Michal Votruba is a director, which purchased a September 2014 Note for $750,000; the Company’s director, John Pappajohn, purchased three September 2014 Notes for $400,000; the Follman Family Trust of which Robert Follman, a director of the Company, is a trustee, purchased a September 2014 Note for $100,000; The Tierney Family Trust, which is a greater than 5% shareholder of the Company, purchased four September 2014 Notes for $540,000, of which Thomas Tierney, a former director and Chairman of the Board of the Company, is a trustee; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000.  Michal Votruba joined our Board on July 30, 2015.

The Original Note Purchase Agreement provided for the issuance and sale of September 2014 Notes in the aggregate principal amount of up to $2.5 million, in one or more closings to occur over a six-month period beginning September 22, 2014. The Original Note Purchase Agreement also provided that the Company and the holders of the September 2014 Notes enter into a registration rights agreement covering the registration of the resale of the shares of the Common Stock underlying the September 2014 Notes.

On April 14, 2015, the Company entered into Amendment No. 1 with the majority of the noteholders in principal, dated as of April 14, 2015, pursuant to which: (i) the aggregate principal amount of notes provided for issuance was increased by $0.5 million to a total of $3.0 million, and (ii) the period to raise the $3.0 million was extended to September 30, 2015. The Company subsequently amended and restated the Note Purchase Agreement solely to update for the changes made pursuant to Amendment No. 1.

On September 14, 2015, the Company entered into an Omnibus Amendment to the Note Purchase Agreement and the notes purchased and sold pursuant thereto, with the majority of the noteholders to include the Fixed Conversion Price (i) automatically, in the event of a qualified financing of not less than $5 million, or (ii) voluntary, within 15 days prior to the maturity date of the note. The Omnibus Amendment also amended the form of note attached to the Note Purchase Agreement to reflect the Fixed Conversion Price.

Subsequently thereto, on September 14, 15 and 24, 2015, the Company entered into a Note Purchase Agreement, as amended by the Omnibus Amendment, with each of six accredited investors, in connection with a bridge financing. Pursuant to these Note Purchase Agreements, the Company issued an aggregate principal amount of $710,000 of secured convertible September 2015 Notes, which amount also represents the gross proceeds to the Company from the September 2015 Notes. Four of the six September 2015 Notes were purchased by affiliates of the Company, or an entity under such affiliate’s control, as follows: (i) Dr. Robin Smith, Chairman of the Board of Directors of the Company, purchased a Note for $60,000; (ii) the Follman Family Trust, of which, Robert Follman, a director of the Company, is a trustee, purchased a Note for $150,000; (iii) John Pappajohn, a director of the Company, purchased a Note for $100,000 and (iv) RSJ PE, purchased a Note for $350,000.

Second Amended Note & Warrant Agreement

On December 23, 2015, the Company entered into a Second Amended Note & Warrant Agreement, with each of 16 accredited investors, pursuant to which (i) the aggregate principal amount of Notes available for issuance was increased from $3.0 million to up to $6.0 million, (ii) the maturity date of currently outstanding Notes was extended from March 21, 2016 to December 31, 2017; (iii) the time during which Notes may be issued was extended and (iv) certain warrants were issued to holders of both previously issued and newly issued Notes.

Pursuant to the Second Amended Note & Warrant Agreement, on December 23 and December 28, 2015, the Company issued to the two purchasers thereof, who are both affiliates of the Company, (i) an aggregate principal amount of $1,000,000 of December 2015 Notes, which amount also represents the gross proceeds to the Company from the December 2015 Notes, and (ii) a Note Warrant to each holder of December 2015 Notes to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying their December 2015 Note. Each Note Warrant is exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that is forty-five (45) days following the date on which the daily closing price of shares of the Company's Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company's Common Stock is traded or listed) exceeds $0.25 for at least ten (10) consecutive trading days. In connection therewith, the Company will promptly notify the Note Warrant holders in the event that the daily closing price of the Company's shares of Common Stock so exceeds $0.25 for at least ten (10) consecutive trading days.

Also on December 23, 2015, in consideration for the agreement to extend the maturity date of the Notes, the Company issued to holders of all Notes outstanding prior to the date of the Second Amended Note & Warrant Agreement, warrants to purchase an aggregate of 60,000,000 shares of Common Stock (the "Extension Warrants", together with the Note Warrants, the "Warrants"). All Warrants have identical terms. Each such holder was issued an Extension Warrant to purchase Common Stock in an amount equal to 100% of the shares underlying each such holder's previously outstanding Notes. Extension warrants were issued to affiliates as follows:

5-Year Extension Warrants with an non-cashless exercise price of $0.05	Warrants to purchase Shares of Common Stock

RSJ Private Equity	22,000,000
Robin L. Smith	1,200,000
John Pappajohn	6,000,000
Tierney Family Trust	10,800,000
Oman Ventures	4,000,000
Follman Family Trust	5,000,000
Total Secured Convertible Promissory Notes	49,000,000

Pursuant to the Second Amended and Restated Note and Warrant Agreement, all Notes: (i) mature on December 31, 2017 (subject to earlier conversion or prepayment), (ii) earn interest at a rate of 5% per annum with interest payable at maturity, and (iii) are convertible into shares of Common Stock (A) automatically upon the closing of a qualified offering of no less than $5 million, at a conversion price of $0.05 per share or (B) voluntarily, within 15 days prior to maturity, at a conversion price of $0.05 per share. No Note may be prepaid without the prior written consent of the holder of such Note. The Notes are secured by a security interest in the Company's intellectual property, as detailed in the amended and restated security agreement. Upon a change of control of the Company (as described in the Notes), the holder of a Note will have the option to have the Note repaid with a premium equal to 50% of the outstanding principal.

Director and Officer Indemnification Agreement

On December 7, 2015, the Company entered into indemnification agreements with each of its Directors and Executive Officers. The agreements provide for, among other things: the indemnification of these Directors and Officers by the Company to the fullest extent permitted by the laws of the State of Delaware; the advancement to such persons by the Company of certain expenses; related procedures and presumptions of entitlement; and other related matters.

Transactions with John Pappajohn, Director

On September 22, 2014, March 18, 2015, June 2, 2015 and September 15, 2015, Mr. Pappajohn purchased four Notes for $200,000, $100,000, $100,000 and $100,000 respectively. Pursuant to the Omnibus Amendment, the Notes are convertible into shares of Common Stock at $0.055 per share: (i) automatically upon the closing of a qualified offering of not less than $5 million or (ii) voluntarily within 15 days prior to maturity.

On September 6, 2015, Mr. Pappajohn irrevocably assigned $200,000 in principal of his September 2014 Notes to four outside parties in the amount of $50,000 each.

On September 15, 2015, Mr. Pappajohn purchased a September 2015 Note for $100,000. The September 2015 Notes are convertible into share of Common Stock (i) automatically, in the event of a qualified financing of not less than $5 million, or (ii) voluntary, within 15 days prior to the maturity date of the note. The Omnibus Amendment also amended the form of note attached to the Note Purchase Agreement to reflect the Fixed Conversion Price, such that the conversion price of all notes will be $0.05 per share (as adjusted for stock splits, stock dividends, combinations or the like affecting the Common Stock).

On December 23, 2015, Mr. Pappajohn purchased a December 2015 Note for $250,000 pursuant to the abovementioned Second Amended Note & Warrant Purchase Agreement. Additionally, in connection with the Second Amended and Restated Note & Warrant Purchase Agreement, Mr. Pappajohn was issued Warrants to purchase an aggregate of 11,000,000 shares of Common Stock at $0.05 per share, consisting of a Note Warrant to purchase 5,000,000 shares of Common Stock, and an Extension Warrant to purchase 6,000,000 shares of Common Stock.

Transactions with Robert J. Follman, Director

On October 19, 2012, an October 2012 Note in the aggregate principal amount of $200,000 was issued in exchange for cash to the Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (the “Follman Trust”), an accredited investor, of which Robert J. Follman is a trustee. As of February 25, 2013, Mr. Follman was elected as a Director of the Company. On June 14, 2013, the Follman Trust converted their October 2012 Note and interest thereon into 4,491,310 shares of Common Stock at a conversion price $0.04718 per share.

The Follman Trust made multiple additional investments pursuant to a series of subscription agreements all of which were the result of private placements of unregistered stock at $0.25 per share. All individual transactions were in tranches of $100,000 for the purchase of 400,000 shares and the Company received gross cash proceeds of $100,000 on each occasion. These transactions occurred on the following dates: August 16 and September 11 of 2013 and January 17, February 14 and July 8 of 2014. In aggregate the Follman Trust has purchased 2,000,000 shares at $0.25 per share for $500,000 gross cash proceeds to the Company.

On March 17, 2015 and September 15, 2015, the Follman Trust purchased Notes for $100,000 and $150,000, respectively. Pursuant to the Omnibus Amendment, these Notes are convertible into shares of Common Stock at $0.05 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million or (ii) voluntarily, within 15 days prior to maturity.

Additionally, on December 23, 2015, in connection with the Second Amended and Restated Note & Warrant Purchase Agreement, the Follman Trust was issued an Extension Warrant to purchase 5,000,000 shares of Common Stock at $0.05 per share.

Transaction with Robin L. Smith, Chairman

On September 14, 2015, Dr. Smith, our Chairman of the Board of Directors, purchased a Note for $60,000. Pursuant to the Omnibus Amendment, such Notes are convertible into shares of Common Stock at $0.05 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million, or (ii) voluntarily, within 15 days prior to maturity.

Additionally, on December 23, 2015, in connection with the Second Amended and Restated Note & Warrant Purchase Agreement, Dr. Smith was issued an Extension Warrant to purchase 1,200,000 shares of Common Stock at $0.05 per share.

Transactions with George Carpenter, President and Chief Executive Officer

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates, an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. For the period from May 1, 2013 through to February 28, 2015, we have paid $210,000 to Decision Calculus Associates and have an accounts payable balance of a further $10,000. For the period from March through July of 2015, DCA was not engaged by the Company. Effective August 2015 DCA has been re-engaged and paid at $10,000 per month.

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

Transactions with Paul Buck, Chief Financial Officer and Secretary

On February 12, 2014, Mr. Buck invested $25,000 for 100,000 shares of unregistered Common Stock at $0.25 per share, in a private placement pursuant to a subscription agreement for which the Company received gross cash proceeds of $25,000.

On July 8, 2014, Mr. Buck invested $12,500 for 50,000 shares of Common Stock at $0.25 per share, in a private placement pursuant to a subscription agreement for which the Company received gross cash proceeds of $12,500.

Transactions with the SAIL Capital Partners and SAIL Holdings

Mr. Schindler served as a Director between November 29, 2012 and June 11, 2015, and was the Managing Partner of SAIL Capital Partners, which was a greater than 5% shareholder of the Company, and is the general partner of all the SAIL entities except for SAIL Holding, LLC which is controlled directly by Mr. Schindler.

On July 11, 2014, SAIL Pre-Exit Acceleration fund, L.P., an entity managed by Mr. Schindler, entered into a subscription agreement, pursuant to a private placement, to purchase 40,000 shares of Common Stock at $0.25 per share for which the Company received gross cash proceeds of $10,000.

On January 5, 2015, the Company entered into a three-month long consulting engagement with Dr. Eric Warner, Managing Partner, Europe, Middle East & Africa, SAIL Capital Partners Ltd. The objectives of the engagement include the establishment of a revenue-generating licensing agreement in the United Kingdom (U.K.) and initiation a pilot study of our PEER Online technology. Dr. Warner has been paid $10,000 per month for a total of $30,000. On January 8, 2015, the Board granted Dr. Warner an option to purchase 250,000 shares of Common Stock with an exercise price of $0.25 per share; the option vesting is conditioned on the execution of a licensing agreement and a PEER Online pilot study. The fair value of the option, which was determined using the Black-Scholes model, was $28,300 and was expensed over the term of the engagement.

Transactions with Tierney Family Trust, Greater than 5% Stockholder

Mr. Tierney, who resigned from the Board on May 22, 2015, had served on the Board since February 2013, and had served as Chairman of the Board since March 2013. Mr. Tierney is a trustee of the Thomas T. and Elizabeth C. Tierney Family Trust (the “Tierney Family Trust”), which is a greater than 5% stockholder.

The Tierney Family Trust has made multiple additional investments pursuant to a series of subscription agreements all of which were the result of private placements of unregistered stock at $0.25 per share. All individual transactions were in tranches of $100,000 for the purchase of 400,000 shares and the Company received gross cash proceeds of $100,000 on each occasion. During the fiscal year 2014, these transactions occurred on the following dates: January 13, February 12 and July 8, of 2014. In aggregate the Tierney Family Trust has purchased 1,200,000 shares at $0.25 per share for $300,000 gross cash proceeds to the Company.

On September 22, 2014, January 8, 2015, March 17, 2015, June 3, 2015 and July 3, 2015 the Tierney Family Trust purchased five Notes for $200,000, $100,000, $115,000, $100,000 and $25,000, respectively, for an aggregate total of $540,000. Pursuant to the Omnibus Amendment, all such Notes are convertible into shares of Common Stock at $0.05 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million, or (ii) voluntarily, within 15 days prior to maturity.

Additionally, on December 23, 2015, in connection with the Second Amended and Restated Note & Warrant Purchase Agreement, the Tierney Family Trust was issued an Extension Warrant to purchase 10,800,000 shares of Common Stock at $0.05 per share.

Transactions with Mark and Jill Oman, Greater than 5% Stockholder

On September 22, 2014, Oman Ventures LLC, of which Mr. Oman, a greater than 5% stockholder is the President, purchased a Note for $200,000. Pursuant to the Omnibus Amendment, such Notes are convertible into shares of Common Stock at $0.05 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million, or (ii) voluntarily, within 15 days prior to maturity.

Additionally, on December 23, 2015, in connection with the Second Amended and Restated Note & Warrant Purchase Agreement, Oman Ventures LLC was issued an Extension Warrant to purchase 4,000,000 shares of Common Stock at $0.05 per share.

Transactions with RSJ PE

Michal Votruba joined our Board on July 30, 2015. Mr. Votruba is a director of RSJ PE, which acted as the lead investor in the private placement financing of September 2014 Notes.

On September 26, 2014, and September 24, 2015, investor RSJ PE purchased a two Notes for $750,000 and $350,000 respectively. Pursuant to the Omnibus Amendment, such Notes are convertible into shares of Common Stock at $0.05 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million, or (ii) voluntarily, within 15 days prior to maturity.

On December 28, 2015, RSJ PE purchased a December 2015 Note for $750,000 pursuant to the abovementioned Second Amended Note & Warrant Purchase Agreement. Additionally, in connection with the Second Amended Note & Warrant Purchase Agreement, RSJ PE was issued Warrants to purchase an aggregate of 37,000,000 shares of Common Stock at $0.05 per share, consisting of a Note Warrant to purchase 15,000,000 shares of Common Stock and an Extension Warrant to purchase 22,000,000 shares of Common Stock.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference to “Directors, Executive Officers and Corporate Governance — Board Composition, Committees and Director Independence.”

ITEM 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Anton & Chia, LLP, and Cacciamatta Accountancy Corporation prior to their merger, for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2015 and 2014 were $110,000 and $110,000, respectively.

Audit-Related Fees

Anton & Chia, LLP, and Cacciamatta Accountancy Corporation prior to their merger, billed us $0 and $1,200 in fees for assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2015 and 2014, respectively.

Tax Fees

The aggregate fees billed by Anton & Chia, LLP, and Cacciamatta Accountancy Corporation prior to their merger, for professional services rendered for tax compliance, tax advice, and tax planning during our fiscal years ending September 30, 2015, and September 30, 2014, were $9,000 and $11,900 respectively.

All Other Fees

None.

Audit Committee Policies and Procedures

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. During each of the fiscal years ended September 30, 2015 and 2014, respectively, our Audit Committee pre-approved 100% of the audit as described above.

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

MYND ANALYTICS, INC.

By:	/s/ George Carpenter
George Carpenter
Chief Executive Officer

Date: January 5, 2016

POWER OF ATTORNEY

The undersigned directors and officers of MYnd Analytics, Inc. do hereby constitute and appoint George Carpenter and Paul Buck with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorneys and agents, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/George Carpenter	Chief Executive Officer	January 5, 2016
George Carpenter	(Principal Executive Officer)

/s/Paul Buck	Chief Financial Officer	January 5, 2016
Paul Buck	(Principal Financial Officer and Principal Accounting Officer)

/s/Robin Smith MD	Chairman of the Board	January 5, 2016
Robin Smith MD

/s/John Pappajohn	Director	January 5, 2016
John Pappajohn

/s/Robert Follman	Director	January 5, 2016
Robert Follman

/s/Zachary McAdoo	Director	January 5, 2016
Zachary McAdoo

/s/Andrew Sassine	Director	January 5, 2016
Andrew Sassine

/s/Geoffrey Harris	Director	January 5, 2016
Geoffrey Harris

/s/Michal Votruba	Director	January 5, 2016
Michal Votruba

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Strativation, Inc., CNS Merger Corporation and CNS Response, Inc. dated as of January 16, 2007. Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2007.

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Strativation, Inc., CNS Merger Corporation, and CNS Response, Inc. dated as of February 28, 2007. Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2007.

3.1	Certificate of Incorporation, as amended. Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-K for the fiscal year ended September 30, 2011 filed on December 22, 2011.

3.1.1	Certificate of Amendment to the Certificate of Incorporation, as amended. Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K filed on April 2, 2012.

3.1.2	Certificate of Amendment to the Certificate of Incorporation, Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2013.

3.1.3	Certificate of Amendment to the Certificate of Incorporation.

3.2	Bylaws. Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K filed on March 28, 2012.

4.1†	Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2010.

4.2†	2012 Omnibus Incentive Compensation Plan (Subject to stockholder approval). Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed with on April 25, 2011.

4.3	Sample Stock Certificate. Incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed on April 25, 2012.

4.4	Form of Secured Convertible Promissory Note. Incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K filed on December 29, 2015.

10.1†	Employment Agreement by and between the Registrant and George Carpenter dated October 1, 2007. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2007.

10.2	Stock Purchase Agreement by and among Colorado CNS Response, Inc., Neuro-Therapy, P.C. and Daniel A. Hoffman, M.D. dated January 11, 2008. Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on January 13, 2009.

10.3	Senior Secured Convertible Promissory Note, dated March 30, 2009, by and between the Company and Brandt Ventures, GP. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2009.

10.4	Form of Warrant to Purchase Shares. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 20, 2009.

10.5†	Employment Agreement by and between the Registrant and Paul Buck effective as of February 18, 2010. Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed on July 6, 2010.

10.6	Form of Placement Agent Warrant issued to Monarch Capital Group, LLC. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on October 27, 2010.

10.7	Form of Agreement to Amend Placement Agent Warrants, dated as of June 3, 2011, between the Registrant and the holders of the Placement Agent Warrants issued pursuant to the September 30, 2010 and January 19, 2011 engagement agreements between the Registrant and Monarch Capital Group LLC and the April 15, 2011 engagement agreement between the Registrant and Antaeus Capital, Inc. Incorporated by reference to Exhibit 10.51 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2011.

10.8	Form of Agreement to Amend Warrants issued to staff members of Equity Dynamics for consulting and support services, dated as of June 8, 2011. Incorporated by reference to Exhibit 10.52 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2011.

10.9	Form of Amendment to Stock Option Agreement. Incorporated by reference to Exhibit 10.53 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2011.

10.10	Form of Governance Agreement with Equity Dynamics, Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 4, 2012.

10.11	Form of Governance Agreement with SAIL Capital Partners. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 4, 2012.

10.12	Form of Subscription Agreement (common stock), made as of February 20, 2013, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.78 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2013.

10.13	Form of Subscription Agreement (common stock), made as of May 23, 2013, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.79 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2013.

10.14	Form of Omnibus Amendment to the October 2010 Notes, January 2011 Notes, October 2011 Notes and February 2012 Note, made as of August 12, 2013, by and among the Company and the other parties listed on the signature pages thereto. Incorporated by reference to Exhibit 10.80 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2013.

10.15	2012 Omnibus Incentive Compensation Plan, as amended and approved by the Company’s stockholders. Incorporated by reference to Exhibit 10.81 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2013.

10.16	Form of Subscription Agreement (common stock), made as of October 4, 2014, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.85 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 2014.

10.17	Form of Employment Compensation Forfeiture and Exchange Agreement entered into as of December 16, 2013 by and among the Company and its senior employees. Incorporated by reference to Exhibit 10.86 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 2014.

10.18	Form of Subscription Agreement (common stock), made as of January 8, 2014, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.87 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 2014.

10.19	Form of Subscription Agreement (common stock), made as of July 3, 2014, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.88 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2014.

10.20	Form of Note Purchase Agreement. Incorporated by reference to Exhibit 10.89 to the Registrant's Annual Report on Form 10-K filed on December 29, 2015.

10.21	Form of Security Agreement. Incorporated by reference to Exhibit 10.90 to the Registrant's Annual Report on Form 10-K filed on December 29, 2015.

10.22	Form of Registration Rights Agreement made as of September 22, 2014, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.91 to the Registrant's Annual Report on Form 10-K filed on December 29, 2015.

10.23	Form of Termination Agreement by and between the Company and Equity Dynamics, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 30, 2015.

10.24	Form of Termination Agreement by and between the Company and SAIL Capital Partners. Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 30, 2015.

10.25	Form of Amended and Restated Note Purchase Agreement.

10.26	Form of Omnibus Amendment to Amended and Restated Note Purchase Agreement.

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on December 22, 2011.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the CNS Response, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL):

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

