Form 10-Q
period 2015-12-31
MYnd Analytics, Inc.
filed 2016-02-17
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

26522 La Alameda, Suite 290

Mission Viejo, California 92691

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

As of February 16, 2016, the issuer had 102,717,409 shares of common stock, par value $0.001 per share, issued and outstanding.

MYnd Analytics, Inc.

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended December 31,
	2015	2014
REVENUES
Neurometric Services	$24,700	$22,700

OPERATING EXPENSES
Cost of neurometric service revenues	1,200	1,100
Research	22,700	23,800
Product development	123,400	245,500
Sales and marketing	123,200	89,700
General and administrative	377,100	441,800

Total operating expenses	647,600	801,900

OPERATING LOSS	(622,900)	(779,200)

OTHER INCOME (EXPENSE)
Interest expense, net	(700)	(800)
Financing expenses	(499,500)	(50,600)
Loss on extinguishment of debt	(2,337,400)	-
Gain (loss) on derivative liabilities	11,300	(39,900)
Total other income (expense)	(2,826,300)	(91,300)
LOSS BEFORE PROVISION FOR INCOME TAXES	(3,449,200)	(870,500)
Provision for income taxes	300	3,200
LOSS FROM CONTINUING OPERATIONS	(3,449,500)	(873,700)
Loss from discontinued operations	(1,800)	(900)
NET LOSS	$(3,451,300)	$(874,600)
BASIC AND DILUTED NET LOSS PER SHARE
From continuing operations	$(0.03)	$(0.01)
From discontinued operations	(0.00)	(0.00)
Combined Net Loss	$(0.03)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	102,417,409	101,667,409

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited as at December 31,	Audited as at September 30,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash	$823,800	$432,100
Accounts receivable (net of allowance for doubtful accounts of $1,200 and $1,200 as of December 31, 2015, and September 30, 2015, respectively)	3,800	11,800
Prepaid insurance	23,900	57,400
Prepaid other assets	55,300	46,900
Total current assets	906,800	548,200
Furniture and equipment, net	800	1,700
Other assets	16,700	17,200
TOTAL ASSETS	$924,300	$567,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT CURRENT LIABILITIES:
Accounts payable (including $10,000 and $10,000 to related parties as of December 31, 2015, and September 30, 2015, respectively)	$817,100	$852,000
Accrued liabilities	129,200	156,300
Accrued compensation	384,600	418,500
Accrued compensation – related parties	265,800	226,100
Deferred revenue - grant funds	45,900	45,900
Current portion of capital lease	1,600	2,400
Total current liabilities	1,644,200	1,701,200

LONG-TERM LIABILITIES
Secured convertible debt – related parties (net of discounts $322,100 and $209,900 as of December 31, 2015 and September 30, 2015, respectively)	3,127,900	2,240,100
Secured convertible debt - other (net of discounts $0 and $28,900 as of December 31, 2015, and September 30, 2015, respectively)	550,000	525,700
Accrued interest	142,500	103,600
Derivative liability	2,112,900	833,000
Total long-term liabilities	5,933,300	3,702,400
TOTAL LIABILITIES	7,577,500	5,403,600
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value; authorized 500,000,000 shares and issued and outstanding 102,417,409 shares and 102,417,409 shares as of December 31, 2015 and September 30, 2015, respectively	102,400	102,400
Additional paid-in capital	59,288,600	57,654,000
Accumulated deficit	(66,044,200)	(62,592,900)
Total stockholders’ deficit	(6,653,200)	(4,836,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$924,300	$567,100

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(3,451,300)	$(874,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	1,800	900
Depreciation and amortization	1,400	2,200
Loss (Gain) on derivative liability valuation	(11,300)	39,900
Valuation of warrants – investor relations	-	21,600
Stock based compensation	39,900	62,500
Loss on extinguishment of debt	2,337,400	-
Financing expenses	499,500	50,600
Changes in operating assets and liabilities:
Accounts receivable	8,000	300
Prepaids and other	25,100	31,600
Accounts payable and accrued liabilities	(63,800)	(128,600)
Deferred compensation	5,800	(100)
Net cash used in operating activities	(607,500)	(793,700)
FINANCING ACTIVITIES:
Repayment of a capital lease	(800)	(1,200)
Net proceeds from issuance of secured convertible debt	1,000,000	-
Net cash provided by (used in) financing activities	999,200	(1,200)
NET INCREASE (DECREASE) IN CASH	391,700	(794,900)
CASH- BEGINNING OF THE QUARTER	432,100	1,240,600
CASH- END OF THE QUARTER	$823,800	$445,700
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$800	$900
Income taxes	$300	$3,200

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2015 (Audited)	102,417,409	$102,400	$57,654,000	$(62,592,900)	$(4,836,500)
Stock-based compensation	—	—	39,900	—	39,900
Extension Warrants issued to note holders	—	—	1,196,000	—	1,196,000
Note Warrants issued to note holders	—	—	398,700	—	398,700
Net loss	—	—	—	(3,451,300)	(3,451,300)
Balance at December 31, 2015	102,417,409	$102,400	$59,288,600	$(66,044,200)	$(6,653,200)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

At our annual meeting of stockholders held on October 28, 2015, our stockholders approved a proposal to change the Company’s name to MYnd Analytics, Inc. from CNS Response, Inc. The Company’s charter was officially amended on November 2, 2015.

MYnd Analytics, Inc. (“MYnd,” “CNS,” “we,” “us,” “our,” or the “Company”), formerly known as CNS Response Inc., was incorporated in Delaware on March 20, 1987, under the name Age Research, Inc.  Prior to January 16, 2007, the Company (then called Strativation, Inc.) was a “shell company” with nominal assets and our sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.  On January 16, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CNS Response, Inc., a California corporation formed on January 11, 2000 (“CNS California”), and CNS Merger Corporation, a California corporation and the Company’s wholly-owned subsidiary (“MergerCo”) pursuant to which the Company agreed to acquire CNS California in a merger transaction wherein MergerCo would merge with and into CNS California, with CNS California being the surviving corporation (the “Merger”). On March 7, 2007, the Merger closed, CNS California became a wholly-owned subsidiary of the Company, and on the same date the corporate name was changed from Strativation, Inc. to CNS Response, Inc. At the annual meeting held on October 28, 2015, stockholders approved a change in our name from CNS Response, Inc. to MYnd Analytics, Inc. On November 2, 2015, the Company filed an amendment to its Articles of Incorporation which, among other things, effected the name change to MYnd Analytics, Inc.

The Company is a cloud-based predictive analytics company that provides objective clinical decision support to mental healthcare providers for the treatment of behavioral disorders, including depression, anxiety, bipolar disorder and post-traumatic stress disorder (“PTSD”). The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to certain medications for the treatment of behavioral disorders. Management intends to conduct a clinical trial focused on Southern California (the “SoCal Trial”) using substantially the same protocol as had been previously been approved by the Walter Reed Institutional Review Board (the "Walter Reed IRB") during our 2013-2014 reimbursed clinical trial at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital (“Fort Belvoir”) (collectively, the “Walter Reed PEER Trial”), which employed our neurometric platform to provide PEER Reports to military psychiatrists treating patients primarily for depression with various comorbidities, including PTSD and mild traumatic brain injury (“mTBI). Our management believes the SoCal Trial will provide additional information to demonstrate the clinical and economic utility of our neurometric platform. We are also focusing our marketing efforts on Southern California to boost our commercialization of the PEER Online platform and its PEER Reports.

The Company acquired the Neuro-Therapy Clinic, Inc. (“NTC”) on January 15, 2008, to provide behavioral health care services.  NTC’s operations were discontinued effective September 30, 2012. See Note 3. Discontinued Operations.

Going Concern Uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has a limited operating history and its operations are subject to certain challenges, expenses, difficulties, delays, complications, risks and uncertainties frequently encountered in the operation of a business with a limited operating history. These risks include the ability to obtain adequate financing on a timely basis, if at all, the failure to develop or supply technology or services to meet the demands of the marketplace, the failure to attract and retain qualified personnel, competition within the industry, government regulation and the general strength of regional and national economies.

The Company’s continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern. The Company has limited cash resources for its operations and will need to raise additional funds to meet its obligations as they become due. As of December 31, 2015, we had an accumulated deficit of $66,044,200. For the three months ended December 31, 2015 and 2014, we had net losses from operations of $622,900 and $779,200 respectively. Net cash used in operating activities for the three months ended December 31, 2015 and 2014, were $607,500 and $793,700 respectively.

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

Between September 22, 2014, and December 28, 2015, the Company issued secured convertible debt in the aggregate principal amount of $4,000,000. During the 2015 fiscal year ended September 30, 2015, the aggregate gross proceeds to the Company were $1,350,000 from the debt offering. Additionally, for the three months ended December 31, 2015, the Company issued secured convertible debt in the aggregate principal amount of $1,000,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and are in accordance with accounting principles generally accepted in the United States of America.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, an inactive parent company, and its wholly owned subsidiaries CNS California and NTC, which is accounted for as a discontinued operation (Refer to Note 3. Discontinued Operations Transaction). All significant intercompany transactions have been eliminated on consolidation.

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At December 31, 2015 cash exceeds the federally insured limit by $573,800.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2015, the Company’s only derivative financial instruments were a series of convertible notes having embedded derivative liabilities based on the conversion price of the note relative to the market price of a share of Common Stock on the valuation date. See Notes 4 & 5.

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

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

	December 31, 2015	September 30, 2015
Annual dividend yield	-	-
Expected life (years)	2.0	0.5
Risk-free interest rate	1.06%	0.08%
Expected volatility	221.58%	48%

	Carrying Value	Fair Value Measurements at
	As of	December 31, 2015
	December 31,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities	2,112,900	-	-	2,112,900
Total	$2,112,900	$-	$-	$2,112,900

	Carrying Value	Fair Value Measurements at
	As of	September 30, 2015
	September 30,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities	833,000	-	-	833,000
Total	$833,000	$-	$-	$833,000

For a roll-forward analysis of embedded derivative liabilities refer to Note 5. Derivative Liabilities

At December 31, 2015 and September 30, 2015, the Company had derivative liabilities of $2,112,900 and $833,000 respectively. For the three months ending Decembers 31, 2015 and 2014, the Company had a gain on the fair valuation of derivative liabilities of $11,300 and a $39,900 loss on fair valuation of derivative liabilities respectively.  As of December 31, 2015, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection which as of December 31, 2015 and September 30, 2015 were $1,200 and $1,200 respectively.

Furniture and Equipment

Furniture and Equipment, which are recorded at cost, consist of office furniture, equipment and purchased intellectual property which are depreciated, or amortized in the case of the intellectual property, over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be between three and ten years.  Depreciation and amortization for the three months ended December 31, 2015 and 2014 was $1,400 and $2,200 respectively.  Accumulated depreciation and amortization at December 31, 2015 and September 30, 2015 was $84,000 and $82,600, respectively.

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the three months ended December 31, 2015 and 2014.

Accounts Payable

Accounts payable consists of trade payables of which $483,900 and $462,800 are for legal services at December 31, 2015 and 2014 respectively.

Deferred Revenue

Deferred revenue represents revenue collected but not earned as of December 31, 2015. This represents a philanthropic grant for the payment of PEER Reports ordered for a clinical trial, which are otherwise not paid for by the military. These deferred revenue grant funds as of December 31, 2015 and 2014 are $45,900 for both periods.

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

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the three months ended December 31, 2015 and 2014 advertising expenses were $40,200 and $18,200 respectively.

Stock-Based Compensation

The Company has adopted ASC 718-20 and related interpretations which establish the accounting for equity instruments exchanged for employee services. Under ASC 718-20, share-based compensation cost to option grantee, being employees and directors, and is measured at the grant date based on the calculated fair value of the award (see Note 5 for further discussion on valuations). The expense is recognized over the option grantees’ requisite service period, generally the vesting period of the award.

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

Comprehensive Income (Loss)

ASC 220-10 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the three months ended December 31, 2015 and 2014.

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

Summary Financial Data of Discontinued Operations:

Revenues, income before income taxes and net loss of NTC which are included in discontinued operations are as follows:

	Three Months Ended December 31,
	2015	2014
Neuro-Therapy Clinic
Revenues	$—	$—
Expenses	1,800	900
Operating gain (loss) before taxes	$(1,800)	$(900)
Taxes	—	—
Net gain (loss)	$(1,800)	$(900)

The assets and liabilities of NTC are as follows:

	(Unaudited) December 31,	September 30,
	2015	2015
ASSETS:
Assets of discontinued operations	$—	$—

LIABILITIES:
Accrued liabilities	127,400	129,000
Liabilities of discontinued operations	$127,400	$129,000

4.	CONVERTIBLE DEBT AND EQUITY FINANCINGS

Between September 22, 2014, and July 20, 2015, the Company entered into a Note Purchase Agreement (the “Original Note Purchase Agreement”) in connection with a bridge financing, with nine accredited investors, including lead investor RSJ Private Equity investiční fond s proměnným základním kapitálem (“RSJ PE”). Pursuant to the Original Note Purchase Agreement, the Company issued fifteen secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $2.29 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: RSJ PE, of which Michal Votruba is a director, purchased a September 2014 Note for $750,000, the Company’s director, John Pappajohn, purchased three September 2014 Notes for $400,000; the Follman Family Trust of which Robert Follman, a director of the Company, is a trustee, purchased a September 2014 Note for $100,000; The Tierney Family Trust, which is a greater than 5% stockholder of the Company, purchased five September 2014 Notes for $540,000, of which Thomas Tierney, a former director and Chairman of the Board of the Company, is a trustee; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000.  Michal Votruba joined our Board on July 30, 2015

The Original Note Purchase Agreement provided for the issuance and sale of September 2014 Notes in the aggregate principal amount of up to $2.5 million, in one or more closings to occur over a six-month period beginning September 22, 2014. The Original Note Purchase Agreement also provided that the Company and the holders of the September 2014 Notes enter into a registration rights agreement covering the registration of the resale of the shares of the Common Stock underlying the September 2014 Notes.

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

  Through December 23, 2015, and prior to further amendments to the Notes, all of the Notes were scheduled to mature on March 21, 2016, (subject to earlier conversion or prepayment), and earned interest at a rate of 5% per annum with interest payable at maturity. The Notes could not be prepaid without the prior written consent of the holder of such Note. The Notes were secured by a security interest in the Company’s intellectual property, as detailed in a security agreement. Upon a change of control of the Company, the holder of a Note had the option to have the Note repaid with a premium equal to 50% of the outstanding principal.

On December 23, 2015, the Company entered into a Second Amended and Restated Note and Warrant Purchase Agreement (which further amended and restated the Note Purchase Agreement, as modified by the Omnibus Amendment) (the "Second Amended Note & Warrant Agreement") with each of 16 accredited investors, pursuant to which (i) the aggregate principal amount of Notes available for issuance was increased from $3.0 million to up to $6.0 million, (ii) the maturity date of the Notes outstanding prior to such amendment was extended from March 21, 2016 to December 31, 2017; (iii) the time during which Notes may be issued was extended and (iv) certain warrants were issued to holders of both previously issued and Notes issued under the Second Amended Note & Warrant Agreement.

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

The table below provides additional detail regarding the Notes as of December 2015 with respect to the carrying value and discount on the Balance Sheet.

		As of December 31, 2015
Note Type and Investor	Due Date	Balance	Discount	Carrying Value
Senior Secured 5% Notes Convertible at $0.05 (the “Notes”)		($)	($)	($)

RSJ Private Equity	12/31/2017	$1,850,000	$(241,900)	$1,608,100
10 Accredited Investors	12/31/2017	550,000	-	550,000
Robin L. Smith	12/31/2017	60,000	-	60,000
John Pappajohn	12/31/2017	550,000	(80,200)	469,800
Tierney Family Trust	12/31/2017	540,000	-	540,000
Oman Ventures	12/31/2017	200,000	-	200,000
Follman Family Trust	12/31/2017	250,000	-	250,000
Total Secured Convertible Promissory Notes		$4,000,000	$(322,100)	$3,677,900

Also on December 23, 2015, in consideration for the agreement to extend the maturity date of the Notes, the Company issued to holders of all Notes outstanding prior to the date of the Second Amended Note & Warrant Agreement, warrants to purchase an aggregate of 60,000,000 shares of Common Stock (the "Extension Warrants", together with the Note Warrants, the "Warrants"). All Warrants have identical terms. Each such holder was issued an Extension Warrant to purchase Common Stock in an amount equal to 100% of the shares underlying each such holder's previously outstanding Notes. For additional detail refer to the warrant section of Note 6. Stockholders’ Deficit.

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

At September 30, 2015 the Notes totaled $3.0 million and the derivative liability value was determined to be $833,000. For the fiscal year ended September 30, 2015, gains on derivatives liabilities totaled $162,800.

On December 23, 2015, the Company entered into the Second Amended Note & Warrant Agreement, with each of 16 accredited investors, pursuant to which (i) the aggregate principal amount of Notes available for issuance was increased from $3.0 million to up to $6.0 million, (ii) the maturity date of currently outstanding Notes was extended from March 21, 2016 to December 31, 2017; (iii) the time during which Notes may be issued was extended and (iv) certain warrants were issued to holders of both previously issued and newly issued Notes. Consequently, the existing notes totaling $3 million, plus $121,900 of accrued interest thereon, for an aggregate total debt of $3,121,900 was revalued on December 23, 2015, and on the prior trading day, December 22, 2015, to determine the impact on derivative valuation. On December 22, 2015, the derivative liability of the aggregate debt was determined to be $60,200, which resulted in a write down of $772,800 from the derivative liability balance of $833,000 at September 30, 2015, which resulted in a Gain on Derivative Liabilities of $772,800.

On December 23, 2015, all the Notes were revalued with the maturity date extended to December 31, 2017. The derivative liability value was determined to be $1,022,400 and the offset was booked to other income as a Loss on Extinguishment of Debt, adjustment amount of $962,300.

Pursuant to the Second Amended Note & Warrant Agreement, on December 23 and December 28, 2015, the Company issued to the two purchasers of December 2015 Notes in the aggregate principal amount of $1,000,000 of secured convertible promissory notes. Consequently, on December 31, 2015, notes in the aggregate principal amount of $4 million were revalued, and the derivative liability value was determined to be $2,112,900; the offset was booked to other income as a Loss on Derivative Liability of $761,500.

The Black-Scholes option-pricing model assumption inputs for all the valuation dates are in the table below:

	September 30, 2015	December 22, 2015	December 23, 2015	December 28, 2015	December 31, 2015
Annual dividend yield	—	—	—	—	—
Expected life (years)	0.2	0.25	2.0	2.0	2.0
Risk-free interest rate	0.08%	0.21%	1.01%	1.05%	1.06%
Expected volatility	47.83%	140.31%	220.46%	222.35%	221.58%

The net changes in the derivative valuation are summarized in the table below:

Fair Value of Embedded Derivative Liabilities of:	Valuation Date	Valuation	Net Adjustments
$3M of convertible debt (balance at the beginning of the period)	September 30, 2015	$833,000	$833,000
$3M of convertible debt prior to amendment	December 22, 2015	60,200	(772,800)
$3M of convertible debt as amended	December 23, 2015	1,022,400	962,300
$250,000 convertible note issued	December 23, 2015	81,900	81,900
$750,000 convertible note issued	December 28, 2015	247,000	247,000
$4M of convertible debt (balance at the end of the period)	December 31, 2015	$2,112,900	761,500
Fair Value of Embedded Derivative Liabilities			$2,112,900

The gain and (loss) on the accounting for derivative liabilities for the three months ended December 31, 2015 is summarized in the table below:

• Gain on embedded derivative liabilities of $3M of convertible debt valued on December 22, 2015	$772,800
• The loss on embedded derivative liabilities on $4M of convertible debt valued on December 31, 2015	(761,500)
Net gain on derivative liabilities for the three months ended December 31 2015	$11,300

The gain and (loss) on the accounting for Extinguishment of Debt for the three months ended December 31, 2015 is summarized in the table below:

• The extinguishment of the conversion discount on $3M of convertible debt on December 22, 2015	$(179,100)
• Changes in fair value of embedded derivative liabilities on the amended $3M of convertible debt at December 23. 2015	(962,300)
• Valuation of Extension Warrants issued to Noteholders on December 23, 2015 (1)	(1,196,000)
Net loss on Extinguishment of Debt for the three months ended December 31 2015	$(2,337,400)

(1) For Details Refer to the Warrant Section of Note 6. Stockholders’ Deficit

The net changes in Derivative Liabilities for transactions which were booked to other income resulted in a net gain on derivative liabilities of $11,300 for the three months ended December 31, 2015. The three months ended December 31, 2014, we had a net loss on derivative liabilities of $39,900.

The net changes in Extinguishment of Debt for transactions which were booked to other income resulted in a net loss on extinguishment of debt of $2,337,400 for the three months ended December 31, 2015. For the same period in 2014 we had no similar expenses.

As of December 31, 2015 and September 30, 2015 we had derivative liabilities of $2,112,900 and $833,000 respectively.

6.	STOCKHOLDERS’ DEFICIT

Common and Preferred Stock

At the Company’s annual stockholders meeting held on October 28, 2015, stockholders approved to amend the Company’s Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance from 180,000,000 to 500,000,000 shares.

As of December 31, 2015, the Company is authorized to issue 515,000,000 shares of stock, of which 500,000,000 are Common Stock; the remaining 15,000,000 shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board is expressly authorized to issue without stockholder approval, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

As of December 31, 2015, 102,417,409 shares of Common Stock were issued and outstanding. No shares of preferred stock were issued or outstanding.

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

Stock-Option Plans

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the Board. A total of 667,667 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of December 31, 2014, 70,825 options were exercised and there were 501,924 options and 6,132 restricted shares outstanding under the amended 2006 Plan leaving 87,786 shares which will not be issued as the 2006 Plan has been frozen. The outstanding options have exercise prices to purchase shares of Common Stock ranging from $3.60 to $32.70.

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

 As of December 31, 2015, under the amended 2006 Plan, 70,825 options had been exercised and 501,924 options and 6,132 restricted shares were outstanding leaving 87,786 shares which will never be issued as the 2006 Plan is frozen. Under the 2012 Plan as amended, options to purchase 13,728,087 shares of Common Stock and 750,000 restricted shares remain outstanding. No options have been exercised under the 2012 Plan and 521,913 shares remain available for issuance.

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three months ended December 31, 2015 and 2014 is as follows:

	For the three months ended December 31,
	2015	2014
Research	10,400	10,400
Product Development	9,200	18,500
Sales and marketing	9,100	9,900
General and administrative	11,200	23,700
Total	$39,900	$62,500

Total unrecognized compensation as of December 31, 2015 amounted to $176,432.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2015	14,230,011	$0.75
Granted	-
Exercised	-	-
Forfeited	-
Outstanding at December 31, 2015	14,230,011	$0.75

Following is a summary of the status of options outstanding at December 31, 2015:

Exercise Price ($)	Number of Shares	Expiration Date	Weighted Average Exercise Price ($)

$0.055	1,750,000	08/2025	$0.055
0.04718	8,795,308	12/2022 – 01/2023	0.04718
0.25	2,715,109	03/2023 – 01/2025	0.25
0.26	425,000	07/2024	0.26
3.00	42,670	03/2022	3.00
3.60	28,648	08/2016	3.60
3.96	32,928	08/2016	3.96
9.00	4,525	11/2016	9.00
12.00	28,535	03/2019 – 07/2020	12.00
14.10	10,000	03/2021	14.10
15.30	1,373	09/2018	15.30
16.50	262,441	03/2020	16.50
17.70	953	08/2016	17.70
24.00	4,667	12/2017	24.00
26.70	32,297	09/2017	26.70
28.80	11,767	04/2018	28.80
$32.70	83,790	08/2017	$32.70
Total	14,230,011	Average	$0.75

Warrants to Purchase Common Stock

 The warrant activity for the period starting October 1, 2013, through December 31, 2015, is described as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2015	781,524	$0.53
Granted	80,000,000	0.05
Exercised	-	-
Expired	(16,668)	1.00
Outstanding at December 31, 2015	80,764,856	$0.054

Following is a summary of the status of warrants outstanding at December 31, 2015:

Exercise Price	Number of Shares		Expiration Date	Weighted Average Exercise Price

$0.04718	38,152		03/2018	$0.04718
0.05	20,000,000	(1)	12/31/2020	0.05
0.05	60,000,000	(2)	12/31/2020	0.05
0.25	332,200		04/2016 – 07/2017	0.25
0.275	324,000		06/2018 – 03/2019	0.275
1.00	50,502		10/2015 – 01/2017	1.00
7.50	3,334		05/2016	7.50
$9.00	16,668		07/2017	9.00
Total	80,764,856			$0.054

(1) On December 23, 2015, the Company entered into a Second Amended Note and Warrant Purchase Agreement pursuant to which on December 23 and December 28, 2015, the Company issued December 2015 Notes to the two purchasers for an aggregate principal amount of $1,000,000 and issued a Note Warrant to each holder of December 2015 Notes to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying their December 2015 Note. Each Note Warrant is exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that is forty-five (45) days following the date on which the daily closing price of shares of the Company's Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company's Common Stock is traded or listed) exceeds $0.25 for at least ten (10) consecutive trading days. In connection therewith, the Company will promptly notify the Note Warrant holders in the event that the daily closing price of the Company's shares of Common Stock so exceeds $0.25 for at least ten (10) consecutive trading days. Both December 2015 Notes and Note Warrants were purchased by affiliates of the Company, or an entity under such affiliate’s control, as follows: (i) on December 23, 2015, John Pappajohn, a member of the board of directors of the Company, purchased a December 2015 Note for $250,000 and was issued a Note Warrant to purchase 5,000,000 shares of Common Stock; and (ii) on December 28, 2015, RSJ PE, of which, Michal Votruba, a member of the board of directors of the Company, is the Director for Life Sciences for the RSJ/Gradus Fund, purchased a December 2015 Note for $750,000 and was issued a Note Warrant to purchase 15,000,000 shares of Common Stock.

(2) On December 23, 2015, in consideration for the agreement to extend the maturity date of the Notes, the Company issued to holders of all Notes outstanding prior to the date of the Second Amended Note & Warrant Agreement, Extension Warrants to purchase an aggregate of 60,000,000 shares of Common Stock. Each such holder was issued an Extension Warrant to purchase Common Stock in an amount equal to 100% of the shares underlying each such holder's previously outstanding Notes. 11 million Extension Warrants were issued to 10 accredited investors and 49 million Extension Warrants were issued to Directors and Affiliates; for further detail refer to Note 7. Related Party Transactions.

On December 23, 2015, we valued the Extension Warrants to purchase 60 million shares of Common Stock using the Black-Scholes model and determined their value to be $1,196,000, which was booked as an Extinguishment of Debt expense.

The Black-Scholes option-pricing model assumption inputs for December 23, 2015, valuation were as follows:

December 23, 2015
Annual dividend yield	—
Expected life (years)	5.00
Risk-free interest rate	1.74%
Expected volatility	272.56%

At December 31, 2015, there were warrants outstanding to purchase 80,764,856 shares of the Company’s Common Stock. The exercise prices of the outstanding warrants range from $0.04718 to $9.00 with a weighted average exercise price of $0.54. The warrants expire at various times starting 2016 through 2020.

7.	RELATED PARTY TRANSACTIONS

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

Note Purchase Agreement, Notes and Omnibus Amendment and Second Amendment Note & Warrant Agreement

Between September 22, 2014, and July 20, 2015, the Company entered into a the Original Note Purchase Agreement in connection with a bridge financing, with nine accredited investors, including lead investor RSJ PE. Pursuant to the Original Note Purchase Agreement, the Company issued fifteen September 2014 Note in the aggregate principal amount of $2.27 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: RSJ PE, of which Michal Votruba is a director, which purchased a September 2014 Note for $750,000; the Company’s director, John Pappajohn, purchased three September 2014 Notes for $400,000; the Follman Family Trust of which Robert Follman, a director of the Company, is a trustee, purchased a September 2014 Note for $100,000; The Tierney Family Trust, which is a greater than 5% stockholder of the Company, purchased four September 2014 Notes for $540,000, of which Thomas Tierney, a former director and Chairman of the Board of the Company, is a trustee; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000.  Michal Votruba joined our Board on July 30, 2015.

For details of the Original Note Purchase Agreement, Amendment No.1 on April 14, 2015, the Omnibus Amendment on September 14, 2015 and subsequent Second Amended Note & Warrant Agreement on December 23, 2015 please refer to Note 4. Convertible Debt and Equity Financing.

On September 14, 2015, the Company entered into an Omnibus Amendment and subsequently thereto, on September 14, 15 and 24, 2015, the Company entered into a Note Purchase Agreement, as amended by the Omnibus Amendment, with each of six accredited investors, in connection with a bridge financing. Pursuant to these Note Purchase Agreements, the Company issued an aggregate principal amount of $710,000 of secured convertible September 2015 Notes, which amount also represents the gross proceeds to the Company from the September 2015 Notes. Four of the six September 2015 Notes were purchased by affiliates of the Company, or an entity under such affiliate’s control, as follows: (i) Dr. Robin Smith, Chairman of the Board of Directors of the Company, purchased a Note for $60,000; (ii) the Follman Family Trust, of which, Robert Follman, a director of the Company, is a trustee, purchased a Note for $150,000; (iii) John Pappajohn, a director of the Company, purchased a Note for $100,000 and (iv) RSJ PE, purchased a Note for $350,000.

On December 23, 2015, the Company entered into a Second Amended Note & Warrant Agreement pursuant to which, on December 23 and December 28, 2015, the Company issued to the two purchasers thereof, who are both affiliates of the Company, (i) an aggregate principal amount of $1,000,000 of December 2015 Notes, which amount also represents the gross proceeds to the Company from the December 2015 Notes, and (ii) a Note Warrant issued to each holder of December 2015 Notes to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying their December 2015 Note and is exercisable at $0.05 per share. The affiliates who purchased the December 2015 Notes were as follows: (i) John Pappajohn, a director of the Company, purchased a Note for $250,000 and was issued a Note Warrant to purchase 5,000,000 shares of Common Stock and (ii) RSJ PE, who purchased a Note for $750,000 and was issued a Note Warrant to purchase 15,000,000 shares of Common Stock.

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

Also on December 23, 2015, in consideration for the agreement to extend the maturity date of the Notes, the Company issued to holders of all Notes outstanding prior to the date of the Second Amended Note & Warrant Agreement, Extension Warrants to purchase an aggregate of 60,000,000 shares of Common Stock. Each such holder was issued an Extension Warrant to purchase Common Stock in an amount equal to 100% of the shares underlying each such holder's previously outstanding Notes. Extension warrants were issued to affiliates as follows:

5-Year Extension Warrants with an non-cashless exercise price of $0.05	Secured Convertible Promissory Notes	Warrants to purchase Shares of Common Stock

RSJ Private Equity	1,850,000	22,000,000
Robin L. Smith	60,000	1,200,000
John Pappajohn	550,000	6,000,000
Tierney Family Trust	540,000	10,800,000
Oman Ventures	200,000	4,000,000
Follman Family Trust	250,000	5,000,000
Total Secured Convertible Promissory Notes	3,450,000	49,000,000

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

Transactions with the SAIL Capital Partners and SAIL Holdings

Mr. Schindler served as a Director between November 29, 2012 and June 11, 2015, and was the Managing Partner of SAIL Capital Partners, which was a greater than 5% stockholder of the Company, and is the general partner of all the SAIL entities except for SAIL Holding, LLC which is controlled directly by Mr. Schindler.

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

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three months ended December 31, 2015 and 2014, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months ended December 31, 2015 and 2014 is as follows:

	Three months ended December 31,
	2015	2014
Net Loss for computation of basic and diluted net loss per share:
From continuing operations	$(3,449,500)	$(873,700)
From discontinued operations	(1,800)	(900)
Net loss	$(3,451,300)	$(874,600)
Basic and Diluted net loss per share:
From continuing operations	$(0.03)	$(0.01)
From discontinued operations	(0.00)	(0.00)
Basic net loss per share	$(0.03)	$(0.01)

Basic and Diluted weighted average shares outstanding	102,417,409	101,667,409

The weighted average of anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	63,196,467	1,650,000
Warrants	6,856,792	939,404
Options	14,230,011	12,417,499

9.	COMMITMENTS AND CONTINGENT LIABILITIES

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

A trial date had originally been set for May 2014. However, plaintiffs’ counsel requested a continuance until August 2014, to which the Company agreed.  On June 18, 2014, at plaintiffs’ counsel’s request, the Company entered into a Standstill and Tolling Agreement, whereby the parties agreed to seek a stay of the litigation and plaintiffs agreed to provide the Company with an executed dismissal of all the claims without prejudice, with the ability to re-file the third amended complaint, without change, on or before June 18, 2015.  The Company had the right to file the executed stipulation of dismissal if the Court lifted the stay.  On May 7, 2015, the parties agreed to continue the Standstill and Tolling Agreement for another year, until June, 2016, on the same terms. On May 12, 2015, the Court agreed to stay the case for another six months.  On November 4, 2015 the Court lifted the stay, and set the case for trial on March 7, 2016.  On February 3, 2016, the Company filed the executed stipulation of dismissal, thereby ending the current action in Orange County. As noted, Mr. Brandt can start a new action and re-file the third amended complaint, without change, on or before June 18, 2016.  The Company continues to believe that Mr. Brandt's allegations set forth in the third amended complaint, like the prior complaints, are without merit. The Company has not accrued any amounts related to this matter. The just-dismissed action was captioned Leonard J. Brandt and Brandt Ventures, GP v. CNS Response, Inc., Sail Venture Partners and David Jones, case no. 30-2011-00465655-CU-WT-CJC.

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

The Company incurred rent expense from continuing operations of $12,200 and $12,200 for the three months ended December 31, 2015 and 2014, respectively.

On April 24, 2013, we entered into a financial lease to acquire additional EEG equipment costing $8,900.  The term of the lease is 36 months ending May 2016 with a monthly payment of $325. As of December 31, 2015 the remaining lease obligation is $1,600 all of which is due in fiscal year 2016.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating Lease Obligations	$-	$-	$-	-	-
Capital Lease Obligations	1,600	1,600	-	-	-
Total	$1,600	$1,600	$-	-	-

10.	SUBSEQUENT EVENTS

Events subsequent to December 31, 2015 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading. The following events have occurred since December 31, 2015.

On January 15, 2016, the company engaged Dian Griesel International (DGI) for a 12 month long consulting agreement to provide public and investor relations services. The fee for the services is $5,000 per month, plus out-of-pocket expenses. As an origination fee for the agreement, the Board of Directors approved the issuance of 300,000 shares of common stock to Ms. Griesel on January 15, 2016.

The Company relocated its new Headquarters and Neurometric Services business to 26522 La Alameda, Suite 290, Mission Viejo, CA 92691; the new premises are 2,290 sqft in size. We signed a 24 month lease for our new location on January 22, 2016. The lease period commenced on February 1, 2016 and terminates on January 31, 2018. The rent for the first four months is $2,290 per month, which is abated by 50%; for months 5 through 12 the rent increases to $4,580 per month and for the final 12 months the rent will increase by 5% to $4,809 per month.

On February 2, 2016, we signed a 23.5 month lease for 1,092 sqft of office space to house our EEG testing center. The premises are located at 25201 Paseo De Alicia, Laguna Hills, CA 92653. The lease period commenced on February 15, 2016 and terminates on January 31, 2018. The rent for first half month of February will be prorate at $928.20; for the next 11 months the rent is $1,856 per month, and for the remaining twelve months the rent will increase by 3% to $1,911 per month. The landlord will abate the rent for March 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three months ended December 31, 2015 and 2014, and our Annual Report on Form 10-K for the year ended September 30, 2015, filed with the U.S. Securities and Exchange Commission on January 5, 2016.

Forward-Looking Statements

This discussion summarizes the significant factors affecting the unaudited condensed consolidated operating results, financial condition and liquidity and cash flows of MYnd Analytics, Inc. (“we,” “us,” “our,” or the “Company”) for the three months ended December 31, 2015 and 2014. Except for historical information, the matters discussed in this management’s discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our inability to raise additional funds to support operations and capital expenditures;
•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;
•	our inability to successfully compete against existing and future competitors;
•	our inability to manage and maintain the growth of our business;
•	our inability to protect our intellectual property rights; and
•	other factors discussed under the headings “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year ended September 30, 2015 and this Quarterly Report on Form 10-Q.

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

Since our inception, we have never been profitable and we have generated significant net losses. As of December 31, 2015, we had an accumulated deficit of approximately $66.0 million; and as of December 31, 2014, our accumulated deficit was approximately $60.1 million. We incurred operating losses of $0.65 million and $0.80 million for the quarters ended December 31, 2015 and 2014, respectively, and incurred net losses of $3.35 million and $0.87 million for those respective periods. Large, non-cash, accounting transactions significantly impacted the net losses for the 2015 and 2014 quarters in question, including:

•	For the quarter ended December 31, 2015, our net loss was exacerbated by non-cash charges totaling approximately $2.83 million as a result of accounting for the extinguishment of debt, non-cash interest and derivative liability transactions. These non-cash charges are primarily the result of amendments to the terms of our convertible notes payable along with the issuance of warrants.

•	For the quarter ended December 31, 2014 our non-cash expenses were approximately $91,000.

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

As of December 31, 2015, our current liabilities of approximately $1.64 million exceeded our current assets of approximately $0.91 million by approximately $0.73 million.  During fiscal year 2015 we raised $1.35 million in the private placement of secured debt convertible at $0.05 per share. During fiscal year 2014 we were successful in raising a net $3.34 million of which $1.69 million was in the private placement of equity at $0.25 per share of Common Stock and $1.65 million was in the private placement of secured convertible debt at $0.05 per share.

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

Private Placement Transactions

Between September 22, 2014, and July 20, 2015, the Company entered into a Note Purchase Agreement (the “Original Note Purchase Agreement”) in connection with a bridge financing, with nine accredited investors, including lead investor RSJ Private Equity investiční fond s proměnným základním kapitálem (“RSJ PE”). Pursuant to the Original Note Purchase Agreement, the Company issued fifteen secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $2.27 million. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: RSJ PE, of which Michal Votruba is a director, which purchased a September 2014 Note for $750,000; the Company’s director, John Pappajohn, who purchased three September 2014 Notes for $400,000; the Follman Family Trust, which purchased a September 2014 Note for $100,000; The Tierney Family Trust, which is a greater than 5% stockholder of the Company, which purchased five September 2014 Notes for $540,000; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, which purchased a September 2014 Note for $200,000. Michal Votruba joined our Board on July 30, 2015.

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

Also on December 23, 2015, in consideration for the agreement to extend the maturity date of the Notes, the Company issued to holders of all Notes outstanding prior to the date of the Second Amended Note & Warrant Agreement, warrants to purchase an aggregate of 60,000,000 shares of Common Stock (the "Extension Warrants", together with the Note Warrants, the "Warrants"). All Warrants have identical terms. Each such holder was issued an Extension Warrant to purchase Common Stock in an amount equal to 100% of the shares underlying each such holder's previously outstanding Notes. Accordingly, Extension Warrants to purchase a total of 60,000,000 shares of Common Stock were issued, consisting of (i) Extension Warrants to purchase 11,000,000 shares of Common Stock issued to 10 accredited investors, and (ii) Extension Warrants to purchase 49,000,000 shares of Common Stock issued to Directors and Affiliates. For further details regarding these transactions, refer to Note 7. Related Party Transactions of the Unaudited Condensed Consolidated Financial Statements.

Pursuant to the Second Amended Note & Warrant Agreement, all Notes: (i) mature on December 31, 2017 (subject to earlier conversion or prepayment), (ii) earn interest at a rate of 5% per annum with interest payable at maturity, and (iii) are convertible into shares of Common Stock (A) automatically upon the closing of a qualified offering of no less than $5 million, at a conversion price of $0.05 per share or (B) voluntarily, within 15 days prior to maturity, at a conversion price of $0.05 per share. No Note may be prepaid without the prior written consent of the holder of such Note. The Notes are secured by a security interest in the Company's intellectual property. Upon a change of control of the Company, the holder of a Note will have the option to have the Note repaid with a premium equal to 50% of the outstanding principal.

Capitalization

At our annual meeting of stockholders held on October 28, 2015, our stockholders approved a proposal to amend the Company’s Certificate of Incorporation in order to increase the number of shares of Common Stock authorized for issuance under our Charter from 180,000,000 to 500,000,000. The table below summaries our capitalization as of February 15, 2016:

	Shares
Shares of Common Stock Authorized	500,000,000
Shares of Preferred stock Authorized (none issued and outstanding)	15,000,000
Total Authorized Shares	515,000,000

Shares of Common Stock Issued and Outstanding	102,717,409
Common Stock issuable upon the exercise of outstanding stock options	14,230,011	(1)
Common Stock issuable upon the exercise of outstanding warrants	80,764,856	(1)
Common Stock reserved for conversion of $4M Secured Convertible Notes at $0.05 per share	80,000,000	(2)

Total securities outstanding and reserved for issuance at February 15, 2016	277,712,276	(2)

(1) For more detail on exercise prices and expiration dates of the options and warrants please refer to the Stock Option Plans and Warrants to Purchase Common Stock sections of Note 6. Stockholders’ Deficit of the Unaudited Condensed Consolidated Financial Statements

(2)Does not include stock issued on the conversion of interest earned at 5% per annum on the Secured Convertible Notes

At our annual meeting of stockholders held on October 28, 2015, our stockholders also approved an amendment to amend the Company’s Charter for the purposes of effecting a reverse stock split of our Common Stock at a later time and at any time until the next meeting of the Company’s stockholders which are entitled to vote on such actions, by a ratio of not less than 1-for-10 and not more than 1-for-200, and to authorize the Board of Directors to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split. There has been no such stock split as of the date of this filing.

Recent Developments

Canadian Forces/NATO

The Company has been meeting over a period of two years with Canadian Military mental health leaders for purposes of conducting clinical trials for our PEER technology. From these discussions, we have identified with the Canadian Military two potential Canadian study sites to support a clinical trial using a protocol for PEER substantially similar to the one we used for the Walter Reed PEER Trial. This study protocol has been reviewed and approved by the Research Ethics Board of The Royal, University of Ottawa Institute of Mental Health Research, which is equivalent to an internal review board at the university. We are advised by the Canadian Military that the Canadian Military's funding for the study has been secured and we expect to begin the study within the next three to six months.

Marketing Initiatives

We conducted a marketing campaign throughout the month of October 2015 which resulted in a 10 fold increase in leads at 6% of our prior cost when compared to our prior marketing initiative. These leads have been referred to psychiatrists and other practitioners who use our PEER Online Technology. To date, the adoption of PEER Reports continues to be minimal, and the Company has generated no significant revenue from PEER Reports.

Our management believes that by investing in marketing automation we may be able to increase yield and reduce the time from a potential user’s awareness of our technology to their ultimate order of a PEER Report. We intend to focus on targeted social media advertising purchases in the Southern California region to build regional demand, for purpose of referring EEG testing to the Company’s MYnd Analytics Center, scheduled to open shortly. Initially, we expect that The MYnd Analytics Center will offer two benefits to consumers and prescribers: 1) It will allow for easy scheduling and EEG administration in a central location, and 2) will provide a consistent high quality experience for all, while reducing physician workload.

We also intend to partner with key opinion leaders to drive visibility with the goal of prompting consumer, provider and military adoption. For example, George Carpenter, our Chief Executive Officer, was a panelist on the November 2015 Brain Futures Forum moderated by Tom Insel, Director of the National Institute of Mental Health, and is scheduled to participate in a similar expert panel at the March 2016 National Council for Behavioral Health.

Commercial Adoption Plan

As a result of the responses to our October 2015 marketing initiative, and due to the lead time required to conduct research with the military, the Company intends to commence a commercial study focused on our local Southern California market. With several military bases and a high concentration of veterans in the region, we believe we are well positioned to recruit enrollees into our Southern California Clinical Study (the “SoCal Study”). This project will be led by a prominent mental health researcher, Dan V. Iosifescu, MD, Director of the Mood and Anxiety Disorders Program and Associate Professor of Psychiatry and Neuroscience at the Icahn School of Medicine at Mount Sinai, New York. The study protocol is substantially similar to that used for the Walter Reed PEER Trial with similar endpoints. The study protocol has been reviewed and approved by the Western Institutional Review Board (“WIRB”). We anticipate enrolling 468 subjects into the study and tracking each of them for twelve weeks. We also anticipate performing an interim review when approximately 50% of the enrolled subjects have been treated. We estimate that this project will take between 18 and 24 months to complete and will cost approximately $1.5 million. We currently do not have the funds necessary to complete this study, and will need to raise additional funds within the requisite period of time to successfully complete the study.

As we are recruiting for the SoCal Study, we also will seek to generate media coverage and demand from regular patients. If we are able to secure sufficient additional financing, and our SoCal Study is successful, we intend to expand our direct-to-consumer marketing to have a presence in the top 10 metro areas in the United States. We also intend to develop a consumer-facing mobile app (web/ iOS/ Android), which when ultimately introduced will seek to automate patient-reported outcomes and support patient engagement. If we are successful in increasing patient reported outcomes, we expect to be able to expand the PEER Online database, with the goal of improving its predictive accuracy.

Payer Reimbursement

We have been focused on invoicing payers to get reimbursement for EEG recordings, the conversion of analog EEG to a digital Quantitative EEG (QEEG), and ultimately, processing and delivering a PEER Report. To date, we still have limited experience with payer reimbursement and have only been successful in obtaining reimbursement for a few EEG recordings and QEEG conversions from certain payer organizations. Allowed reimbursement for the EEG and QEEG has averaged approximately $250 and $300 respectively, over the last 12 months. The PEER Report, which does not have a separate billing code yet, has not been reimbursed to date and we currently bill each patient $400 for this procedure.

United Healthcare issued an “emerging technology” approval for PEER Online in 2011, with guidance that PEER technology was one clinical study away from full reimbursement approval. We anticipate, but cannot guarantee, that the SoCal Study will satisfy United Healthcare’s requirement for an additional study, thereby permitting the potential for full reimbursement for PEER Reports. However, even if our SoCal study is successful, there is no guarantee that it will satisfy United Healthcare’s requirement for an additional study, or even if it does, that United Healthcare will approve full reimbursement for PEER Reports, if at all. If our efforts are successful, we believe that payers could receive substantial benefit by encouraging the use of PEER Online, as they could benefit from a savings on medical expenses for patients who are successfully treated for their behavioral disorders.

One of the key elements in obtaining payer reimbursement is to become a registered CMS (Medicare/ Medicaid) provider. We have applied to become an accredited provider to CMS as an independent diagnostic testing facility, although our efforts may not be successful. Even if our application to become a registered CMS provider is approved, there is no guarantee that PEER Reports will be reimbursed.

Financial Operations Overview

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

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

Results of Operations for the three months ended December 31, 2015 and 2014

Our operations consist solely of our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physicians/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three months ended
	December 31,
	2015	2014

Revenues	100%	100%
Cost of revenues	4	5
Gross profit	96	95
Research	92	105
Product development	500	1,082
Sales and marketing	499	395
General and administrative expenses	1,527	1,946
Operating loss	(2,522)	(3,433)
Other income (expense), net	(11,444)	(416)
Net expense before Discontinued Operations	(13,966)	(3,849)
Loss from Discontinued Operations	(7)	(4)
Net loss	(13,973)%	(3,853)%

Revenues

	Three months ended		Percent
	December 31,		Change
	2015	2014
Neurometric Service Revenues	$24,700	$22,700	9%

The number of third party paid PEER Reports delivered as part of our Neurometric Services business increased to 58 for the three months ended December 31, 2015, up from 54 for the same period in the prior year. The change was due to social media advertising. Our standard price per PEER Report is $400 for our commercial patients plus the fee for Company recorded EEGs and any ancillary services. The average revenue was $410 per PEER Report for the quarter ended December 31, 2015. The total numbers of free PEER Reports processed were 5 and 1 for the quarters ended December 31, 2015 and 2014 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Three months ended		Percent
	December 31,		Change
	2015	2014
Cost of revenues
Neurometric Services	$1,200	$1,100	9%

The cost of Neurometric Services revenues consisting of payroll costs (including stock-based compensation) and consulting costs, which were as follows:

	Three months ended
	December 31,
Key Expense Categories	2015	2014	Change
(1) Consulting fees	1,200	1,100	100
Total Costs of Revenues	$1,200	$1,100	$100

Consulting costs associated with the processing of second generation PEER Reports are between $10 and $60 per report. We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Comparing the three months ended December 31, 2015 with the corresponding period in 2014:

(1)  Consulting fees increased slightly for the quarter ended December 31, 2015 as we processed more EEGs with in-house resources.

Research

	Three months ended		Percent
	December 31,		Change
	2015	2014
Research
Neurometric Services	$22,700	$23,800	(5)%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees and other miscellaneous costs which were as follows:

	Three months ended
	December 31,
Key Expense Categories	2015	2014	Change
(1) Salary and benefit costs	$10,400	$10,400	$-
(2) Consulting fees	10,000	10,000	-
(3) Other miscellaneous costs	2,300	3,400	(1,100)
Total Research	$22,700	$23,800	$(1,100)

Comparing the three months ended December 31, 2015 with the corresponding period in 2014:

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation stayed the consistent for the 2015 and 2014 periods; and

(2)	Consulting costs remained the same for both periods as we have a consulting agreement with Dr. Schiller for the medical monitoring of the clinical trials, the training of clinical trial investigators and new PEER Online users. Additionally Dr. Schiller is also advising the Company on clinical trial design and product development; and

(3)	Other miscellaneous costs for 2015 and 2014 periods were substantially similar.

Product Development

	Three months ended		Percent
	December 31,		Change
	2015	2014
Product Development
Neurometric Services	$123,400	$245,500	(50)%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, travel and miscellaneous costs which were as follows:

	Three months ended
	December 31,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$106,100	$118,500	$(12,400)
(2) Consulting fees	3,000	101,500	(98,500)
(3) System development costs	4,400	19,000	(14,600)
(4) Other miscellaneous costs	9,900	6,500	3,400
Total Product Development	$123,400	$245,500	$(122,100)

Comparing the three months ended December 31, 2015 with the corresponding period in 2014:

(1)	Salaries and benefits decreased by a net $12,500 in the quarter ended December 31, 2015; approximately half of this decrease, $6,600, related to stock compensation which became fully amortized during this three month period; the balance $5,900 was largely related to a vacation expense adjustment; and

(2)	Consulting fees decreased by $98,500 for the quarter ended December 31, 2015, due to the Walter Reed Trial being on hold. Consequently, we reduced the expenditure on our Clinical Research Organization and released clinical trial coordinators who were contracted through the Henry Jackson Foundation to work on the trial; and

(3)	System development and maintenance costs decreased in the quarter ended December 31, 2015, due to the stage in the development cycle and to conserve cash; in 2014 system development and maintenance costs were elevated due to further development of our Salesforce.com based applications including the development of a patient referral portal to handle incoming inquiries, the development of a system dashboard and the migration of our data to a more robust and secure hosting service operated by Microsoft; and

(4)	Other miscellaneous expenses increased marginally by $3,400 in the quarter ended December 31, 2015, due to renewal of the FDA Medical device user fee.

Sales and Marketing

	Three months ended		Percent
	December 31,		Change
	2015	2014
Sales and Marketing
Neurometric Services	$123,200	$89,700	37%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and miscellaneous expenses. The reason for the change in these expenses is discussed below.

	Three months ended
	December 31,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$35,200	$37,000	$(1,800)
(2) Consulting fees	33,100	30,000	3,100
(3) Advertising and marketing costs	48,400	20,700	27,700
(4) Other miscellaneous costs	6,500	2,000	4,500
Total Sales and marketing	$123,200	$89,700	$33,500

Comparing the three months ended December 31, 2015 with the corresponding period in 2014:

(1)	Salaries and benefits for the quarter ended December 31, 2015, decreased by $1,800 as some stock compensation had become fully amortized;
(2)	Consulting fees for the quarter ended December 31, 2015, increased by $3,100 as we engaged a consulting firm to assist with the configuration of patient-lead automation technology. The balance of the expenditure is associated with our engagement of Decision Calculus Associates (“DCA”) to lead our marketing efforts. The DCA fees have remained consistent for the 2015 and 2014 periods;

(3)	Advertising and marketing expenses increased for the quarter ended December 31, 2015, by $27,700; of this increase approximately $22,000 was due to social media advertising focused on the Southern California market which has resulted in an increase in lead generation. The balance of the increase was a payment to a media consultant for the placement of a public relations opportunity on the Fox News program “Varney & Company”. For the quarter ended December 31, 2014, expenditures we had hired a public relations firm and an advertising agency to advise and assist in raising the awareness of our technology.

(4)	Miscellaneous expenditures increased for the quarter ended December 31, 2015, by approximately $4,500 as we subscribed for a lead-automation application to assist with the efficient handling of leads generated by our social media advertising campaign. For the quarter ended December 31, 2014, expenses were largely related to travel to attend a conference.

General and administrative

	Three months ended		Percent
	December 31,		Change
	2015	2014
General and administrative
Neurometric Services	$377,100	$441,800	(15)%

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

	Three months ended
	December 31,
Key Expense Categories	2015	2014	Change
(1) Salaries and benefit costs	$175,600	$179,800	$(4,200)
(2) Legal fees	38,100	52,800	(14,700)
(3) Other professional and consulting fees	50,000	50,000	-
(4) Patent costs	7,000	27,800	(20,800)
(5) Marketing and investor relations costs	3,900	45,400	(41,500)
(6) Conference and travel costs	17,500	14,800	2,700
(7) Dues & subscriptions fees	23,500	18,300	5,200
(8) General administrative and occupancy costs	61,500	52,900	8,600
Total General and administrative costs	$377,100	$441,800	$(64,700)

Comparing the three months ended December 31, 2015 with the corresponding period in 2014:

(1)	Salaries and benefit expenses decreased by $4,200 for the quarter ended December 31, 2015; this was primarily due to a net $9,000 reduction in stock compensation as stock options became fully vested; this decrease in expenditure was offset by a minor increase in payroll taxes. Payroll expenditures for the two periods remained unchanged.

(2)	Legal fees showed a net decrease of $14,700 for the quarter ended December 31, 2015, which was primarily due to the reduction in legal fees associated with our lobbying efforts which decreased by $18,000. This was partially offset by a minor increase in legal fees associated with our fund raising activities.

(3)	Other professional and consulting fees remained unchanged for the 2015 and 2014 periods;
(4)	Patent costs decreased by $20,800 due to the timing and volume of patent applications and maintenance costs;
(5)	Marketing and investor relations costs decreased by $41,500 for the quarter ended December 31, 2015, as we did not engage an investor relations firm. For the quarter ended December 31, 2014, costs primarily included $22,500 for the engagement RedChip Companies, Inc. and $21,600 which was the fair value of the warrants given to RedChip for their investor relations services.

(6)	Conference and travel costs increased by $2,700 for the 2015 as management traveled to New York for the Annual Stockholders Meeting;

(7)	Dues and subscription cost increased by $5,200 for 2015 period due to transfer agent costs for the Annual Stockholders Meeting; and
35

(8)	General administrative and occupancy expenses increased by $8,600 in the quarter ended December 31, 2015, largely due to printing costs associated with the annual meeting and a slight increase in insurance.

Other Expense

	Three months ended		Percent
	December 31,		Change
	2015	2014
Other Expense
Neurometric Services expense, net	$(2,826,300)	$(91,300)	3094.6%

For the three months ended December 31, 2015 and 2014 net non-operating Other Income (Expense) for Neurometric Services, and the primary reason for the change in these expenses for the periods, were as follows:

•	For the quarter ended December 31, 2015, we incurred non-cash interest charges totaling $499,500 of which $38,900 was accrued interest on our convertible promissory notes at 5% per annum; the balance of $460,600 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges; only $700 was for actual net interest paid in cash during the period. For the quarter ended December 31, 2014, we incurred non-cash interest charges totaling $50,600 of which $20,700 was accrued interest on our convertible promissory notes at 5% per annum; the balance was comprised of $29,900 of beneficial conversion discount amortization on convertible promissory notes; only $800 was for actual net interest paid in cash during the period.

•	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the resultant change in fair value of non-hedging derivative instruments are to be recognized in current earnings. For the quarter ended December 31, 2015, we revalued our derivative liabilities for the beneficial conversion feature of the convertible promissory notes which resulted in a net non-cash gain on derivative liabilities of $11,300. For the quarter ended December 31, 2014, we revalued our derivative liabilities for the promissory note beneficial conversion feature which resulted in a non-cash loss on derivative liabilities of $39,900.

•	For the quarter ended December 31, 2015, we incurred a non-cash loss of $2,337,400 as a result of the accounting for the extinguishment of debt. The debt extinguishment accounting was precipitated by the changes in the fair value of existing notes pursuant to the Amended Note & Warrant Purchase Agreement which extended the maturity date of the existing Notes and provided 100% warrant coverage of the shares underlying the Notes. No similar transaction occurred in the quarter ended December 31, 2014.

Net Loss from Continuing Operations

	Three months ended		Percent
	December 31,		Change
	2015	2014
Neurometric Services net loss	$(3,449,500)	$(873,700)	295%

The net loss for our Neurometric Services business of $3.4 million for the three months ended December 31, 2015, compared to the approximately $0.9 loss in the prior year is primarily due to the large non-cash accounting charges in our Other Income (Expense) expense category described above.

The Company’s operating loss of $0.6 million for the three months ended December 31, 2015, is a reduction of $0.2 million from the $0.8 million loss in the prior year. This is due to substantial reductions in costs across all cost centers. These reductions were due in part to the Walter Reed Trial being put on hold as well as continuing efforts to reduce expenditures across the board.

Net loss from Discontinued Operations:

	Three months ended		Percent
	December 31,		Change
	2015	2014
Clinical Services net loss	(1,800)	(900)	100%

Our discontinued Clinical Services had a net loss for the three months ended December 31, 2015, due to records storage costs.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses.  As of December 31, 2015, we had an accumulated deficit of approximately $66.0 million; at December 31, 2014, our accumulated deficit was approximately $60.1 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. Our management expects that with our proposed clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of December 31, 2015, we had $823,800 in cash and cash equivalents and a working capital deficit of approximately $0.74 million. This is compared to our cash position of $22,700 in cash and cash equivalents as of December 31, 2014, and a working capital deficit of $1.05 million. The decrease in our working capital deficit is primarily due to our increased cash on hand and the reclassification of our derivative liabilities as long-term liabilities.

The Company has been funded through multiple rounds of private placements primarily from members of our Board of Directors or their affiliates. For details please refer to Item 2. Private Placement Transactions and Notes 4 and 7 to the Unaudited Condensed Consolidated Financial Statements.

Since September 22, 2014, we have raised $4 million of Secured Convertible Notes. These Notes are automatically convertible upon an equity offering of $5 million or more, or can be voluntarily converted at the option of the Noteholder 15 days before the maturity date of December 31, 2017. We do not now have, and, unless the notes are automatically or voluntarily converted, are not likely to have on the maturity date thereof, the cash necessary to repay the Notes when they become due.  If we are unable to repay the Notes when due, the holders could pursue any remedies available to them, which could result in a complete foreclosure on their security interest in the assets of the Company.

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

We need additional funds to conduct our SoCal clinical trial and to continue our operations and will need substantial additional funds before we can implement our initiatives to increase demand for our PEER Online services. We are continuing to explore additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail. Furthermore, any additional equity funding may result in significant dilution to existing stockholders and, if we incur debt financing, a substantial portion of our operating cash flow may be dedicated to the repayment of principal and interest on such indebtedness, thus limiting funds available for our business activities.

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

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

•	the amount and timing of costs we incur in connection with our clinical trials and product development activities, including enhancements to our PEER Online database and costs we incur to further validate the efficacy of our technology;
•	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our selling and marketing efforts;
•	whether we incur additional consulting and legal fees in our efforts to conducting a Non-Significant Risk study under an FDA requirements which will enable us to obtain a 510(k) clearance from the FDA; and
•	if we expand our business by acquiring or investing in complimentary businesses.

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

Between September 2014, and December 2015 we raised $4.0 million through the private placement of secured convertible debt with an exercise price of $0.05 per share of Common Stock and the issuance of 100% warrant coverage on the common stock underlying the secured convertible debt exercisable at $0.05 per share. Of this funding $3.5 million, or 87%, was provided by directors and affiliates of the Company.

For details of these financings please See Note 4 and Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cash Flows

Net cash used in operating activities was $607,500 for the quarter ended December 31, 2015, compared to $793,700 for the same period in 2014.  Of the net $179,000 reduction in cash used for operations between the two periods: $58,000 was due to the change in accounts payable as we paid down some accrued legal fees in December 2015; the balance, approximately $12,000 was largely due to reductions in operational and clinical trial expenditures during the quarter ended December 31, 2015.

The Company had no investing activities during both quarters ended December 31, 2015 and 2014.

Financing activities for the quarter ended December 31, 2015, consisted of $1 million in cash proceeds received from private placements pursuant to the Second Amended Note & Warrant Purchase Agreement with two of our affiliated investors as follows: $250,000 from John Pappajohn, a director, and $750,000 from RSJ PE, of which Michal Votruba, a director, is a director.

Cash used in discontinued operations for the quarter ended December 31, 2015, was $3,400, which was for the payout of NTC’s accrued payroll liabilities and the cost of medical record storage. For the same period ended December 31, 2014, the net cash used was $10,500 which was for the same purposes as the quarter ended December 31, 2015.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.        Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15, as of December 31, 2015, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

To the knowledge of our management, including our PEO and PFO, there were none of the aforementioned deficiencies leading to a misstatement of our results of operations for the three months ended December 31, 2015, or statement of financial position as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

During the quarterly period ending December 31, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.        Legal Proceedings

Please see Note 9 of our Notes to Unaudited Condensed Consolidated Financial Statements for a description of our litigation with Leonard Brandt, which disclosure is incorporated herein by reference.

Item 1A.        Risk Factors

There have been no material changes to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended September 30, 2015.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement Transactions

From September 22, 2014, through December 28, 2015, the Company entered into the Note Purchase and Warrant Purchase Agreements in connection with a bridge financing, with 16 accredited investors. Pursuant to the Second Amended Note & Warrant Purchase Agreement, the Company issued 27 secured convertible promissory notes and warrants in the aggregate principal amount of $4.0 million.

Refer to Note 4. Convertible Debt and Equity Financings and Note 7. Related Party Transactions of our Unaudited Condensed Consolidated Financial Statements for details of the abovementioned transaction, which detail is incorporated herein by reference to such notes.

The issuance of the securities described above was not registered under the Securities Act.  No general solicitation or advertising was used in connection with the issuance.  In making the issuance to accredited investors without registration under the Securities Act, the Company relied upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Regulation D thereunder.

Item 6.            Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number	Exhibit Title
10.27	Form of Second Amended and Restated Note and Warrant Purchase Agreement.
10.28	Form of Amended and Restated Secured Convertible Promissory Note.
10.29	Form of Warrant.
10.30	Form of Amended and Restated Security Agreement.
10.31	Form of Amended and Restated Registration Rights Agreement.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYnd Analytics, Inc.

Date: February 16, 2016		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer (Principal Executive Officer)

/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer (Principal Financial Officer)

