Form 10-Q
period 2016-03-31
MYnd Analytics, Inc.
filed 2016-05-16
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016, the issuer had 107,467,409 shares of common stock, par value $0.001 per share, issued and outstanding.

MYnd Analytics, Inc.

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015
REVENUES
Neurometric Services	$20,700	$20,900	$45,400	$43,700

Cost of neurometric services revenue	1,400	1,800	2,700	2,900
Research	22,700	22,900	45,300	46,700
Product development	183,000	191,900	306,400	437,500
Sales and marketing	133,000	175,200	256,100	264,900
General and administrative	370,600	409,200	749,600	851,900

Total operating expenses	710,700	801,000	1,360,100	1,603,900

OPERATING LOSS	(690,000)	(780,100)	(1,314,700)	(1,560,200)

OTHER INCOME (EXPENSE):
Interest expense, net	(239,600)	(54,600)	(739,800)	(106,000)
Loss on extinguishment of debt	-	-	(2,337,400)	-
Gain on derivative liabilities	786,900	139,200	798,200	99,300
Total other income (expense)	547,300	84,600	(2,279,000)	(6,700)
LOSS BEFORE PROVISION FOR INCOME TAXES	(142,700)	(695,500)	(3,593,700)	(1,566,900)
Provision for income taxes	-	800	300	4,000
NET LOSS	$(142,700)	$(696,300)	$(3,594,000)	$(1,570,900)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	$(0.00)	$(0.01)	$(0.04)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	102,669,022	101,667,409	102,543,215	101,667,409

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited as at March 31,	Audited as at September 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$440,200	$432,100
Accounts receivable (net of allowance for doubtful accounts of $1,200 and $1,200 as of March 31, 2016, and September 30, 2015, respectively)	6,800	11,800
Prepaid insurance	111,700	57,400
Prepaid other assets	58,900	46,900
Total current assets	617,600	548,200
Furniture and equipment, net	7,700	1,700
Intangible assets	9,000	-
Other assets	25,600	17,200
TOTAL ASSETS	$659,900	$567,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES:
Accounts payable (including $10,000 and $10,000 to related parties as of March 31, 2016, and September 30, 2015, respectively)	$744,200	$852,000
Accrued liabilities	182,600	156,300
Accrued compensation	433,000	418,500
Accrued compensation – related parties	259,700	226,100
Deferred revenue - grant funds	45,900	45,900
Current portion of capital lease	1,700	2,400
Total current liabilities	1,667,100	1,701,200

LONG-TERM LIABILITIES
Secured convertible debt – related parties (net of discounts $363,100 and $209,900 as of March 31, 2016 and September 30, 2015, respectively)	3,346,900	2,240,100
Secured convertible debt - other (net of discounts $30,700 and $28,900 as of March 31, 2016, and September 30, 2015, respectively)	619,300	525,700
Accrued interest	192,400	103,600
Derivative liability	1,441,700	833,000
Long term portion of capital lease	5,400	-
Total long-term liabilities	5,605,700	3,702,400
TOTAL LIABILITIES	7,272,800	5,403,600
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value; authorized 500,000,000 shares and issued and outstanding 102,717,409 shares and 102,417,409 shares as of March 31, 2016 and September 30, 2015, respectively	102,700	102,400
Additional paid-in capital	59,471,300	57,654,000
Accumulated deficit	(66,186,900)	(62,592,900)
Total stockholders’ deficit	(6,612,900)	(4,836,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$659,900	$567,100

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(3,594,000)	$(1,570,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,700	4,400
Loss on derivative liability valuation	(798,200)	(67,300)
Valuation of warrants – investor relations	-	21,600
Stock based compensation	70,900	162,200
Grant of common stock	6,900	-
Loss on extinguishment of debt	2,337,400	-
Financing expenses	738,600	72,700
Changes in operating assets and liabilities:
Accounts receivable	5,000	3,900
Prepaids and other	(66,300)	(56,500)
Accounts payable and accrued liabilities	(81,600)	12,300
Security deposits	(9,400)	-
Deferred compensation	48,100	73,900
Net cash used in operating activities	(1,339,900)	(1,343,700)
INVESTING ACTIVITIES:
Purchase of fixed assets	(1,000)	-
Intangible assets	(9,000)	-
Net cash used in investing activities	(10,000)	-
FINANCING ACTIVITIES:
Repayment of a capital lease	(2,000)	(1,900)
Net proceeds from issuance of secured convertible debt	1,360,000	415,000
Net cash provided by (used in) financing activities	1,358,000	413,100
NET INCREASE (DECREASE) IN CASH	8,100	(930,600)
CASH- BEGINNING OF THE QUARTER	432,100	1,240,600
CASH- END OF THE QUARTER	$440,200	$310,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,300	$1,500
Income taxes	$300	$4,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED MARCH 31, 2016

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2015 (Audited)	102,417,409	$102,400	$57,654,000	$(62,592,900)	$(4,836,500)
Stock-based compensation	—	—	70,900	—	70,900
Extension Warrants issued to note holders	—	—	1,196,000	—	1,196,000
Note Warrants issued to note holders	—	—	543,800	—	543,800
Stock issued to vendor	300,000	300	6,600	—	6,900
Net loss	—	—	—	(3,594,000)	(3,594,000)
Balance at March 31, 2016	102,717,409	$102,700	$59,471,300	$(66,186,900)	$(6,612,900)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

The Company is a predictive analytics company that provides objective clinical decision support to mental healthcare providers for the personalized treatment of behavioral disorders, including depression, anxiety, bipolar disorder, post-traumatic stress disorder (“PTSD”) and other non-psychotic disorders. The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to a range of medications prescribed for the treatment of behavioral disorders. Management intends to conduct a series of clinical trials, termed in aggregate the SMART-MD trials. The protocols used in this series of trials will be substantially similar to the protocol approved by the Walter Reed Institutional Review Board (the "Walter Reed IRB") during our 2013-2014 clinical trial at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital (“Fort Belvoir”) (collectively, the “Walter Reed PEER Trial”). The protocol utilizes our neurometric platform to provide PEER Reports to clinicians treating patients with a primary diagnosis of depression with various comorbidities allowed, if present, to include PTSD and mild traumatic brain injury (“mTBI). The first trial in the series is the Canadian Forces Trial followed by parallel trials in Southern California, the SoCal Trial, and other U.S. locations. The protocols for the Canadian Forces Trial and the SoCal Trial have been approved by their respective institutional review boards and are ready for initiation and the recruitment of study subjects. The objective of the SMART-MD trials is to provide additional information to demonstrate the clinical and economic utility of our neurometric platform. We are in discussions to conduct additional studies with other groups and organizations. We are also focusing our direct-to-consumer marketing efforts using social media within California to boost our commercialization of the PEER Online platform and its PEER Reports.

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

The Company’s continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern. The Company has limited cash resources for its operations and will need to raise additional funds to meet its obligations as they become due. As of March 31, 2016, we had an accumulated deficit of $66,186,900. For the six months ended March 31, 2016 and 2015, we had net losses from operations of $1,314,700 and $1,560,200 respectively. Net cash used in operating activities for the six months ended March 31, 2016 and 2015, were $1,339,900 and $1,343,700 respectively.

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

Between September 22, 2014, and March 31, 2016, the Company issued secured convertible debt in the aggregate principal amount of $4,360,000. During the fiscal year ended September 30, 2015, the aggregate gross proceeds to the Company were $1,350,000 from the debt offering. Additionally, for the six months ended March 31, 2016, the Company issued secured convertible debt in the aggregate principal amount of $1,360,000.

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At March 31, 2016 cash exceeds the federally insured limit by $190,200.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2016, the Company’s only derivative financial instruments were a series of convertible notes having embedded derivative liabilities based on the conversion price of the note relative to the market price of a share of Common Stock on the valuation date. See Notes 3 & 4.

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

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

	March 31, 2016	September 30, 2015
Annual dividend yield	-	-
Expected life (years)	1.75	0.5
Risk-free interest rate	0.73%	0.08%
Expected volatility	225.53%	48%

	Carrying Value	Fair Value Measurements at
	As of	March 31, 2016
	March 31,	Using Fair Value Hierarchy
	2016	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities	1,441,700	-	-	1,441,700
Total	$1,441,700	$-	$-	$1,441,700

	Carrying Value	Fair Value Measurements at
	As of	September 30, 2015
	September 30,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities	833,000	-	-	833,000
Total	$833,000	$-	$-	$833,000

For a roll-forward analysis of embedded derivative liabilities refer to Note 4. Derivative Liabilities

At March 31, 2016 and September 30, 2015, the Company had derivative liabilities of $1,441,700 and $833,000 respectively. For the six months ending March 31, 2016 and 2015, the Company had gains on the fair valuation of derivative liabilities of $798,200 and a $99,300 on fair valuation of derivative liabilities respectively.  As of March 31, 2016, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection which as of March 31, 2016 and September 30, 2015 were $1,200 and $1,200 respectively.

Furniture and Equipment

Furniture and Equipment, which are recorded at cost, consist of office furniture, equipment and purchased intellectual property which are depreciated, or amortized in the case of the intellectual property, over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be between three and ten years.  Depreciation and amortization for the six months ended March 31, 2016 and 2015 was $2,700 and $4,400 respectively.  Accumulated depreciation and amortization at March 31, 2016 and September 30, 2015 was $74,900 and $82,600, respectively.

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the six months ended March 31, 2016 and 2015.

Intangible Assets

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheet. Capitalized software development costs are amortized over three years. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At March 31, 2016, the Company had $9,000 in capitalized software development of which $9,000 was capitalized during the three and six months ended March 31, 2016. The Company will begin amortizing the software over its estimated economic life once it has been placed into service. For the three and six months ended March 31, 2016, there has been no amortization expense for capitalized software development as it has not been placed into service.

Accounts Payable

Accounts payable consists of trade payables of which $405,700 and $476,900 are for legal services at March 31, 2016 and 2015 respectively.

Deferred Revenue

Deferred revenue represents revenue collected but not earned as of March 31, 2016. This represents a philanthropic grant for the payment of PEER Reports ordered for a clinical trial, which are otherwise not paid for by the military. These deferred revenue grant funds as of March 31, 2016 and 2015 are $45,900 for both periods.

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

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the six months ended March 31, 2016 and 2015 advertising expenses were $85,100 and $29,000 respectively.

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

Comprehensive Income (Loss)

ASC 220-10 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the six months ended March 31, 2016 and 2015.

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

Between September 22, 2014, and July 20, 2015, the Company entered into a Note Purchase Agreement (the “Original Note Purchase Agreement”) in connection with a bridge financing, with nine accredited investors, including lead investor RSJ Private Equity investiční fond s proměnným základním kapitálem (“RSJ PE”). Pursuant to the Original Note Purchase Agreement, the Company issued fifteen secured convertible promissory notes (each, a “September 2014 Note”) in the aggregate principal amount of $2.29 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: RSJ PE, of which Michal Votruba is a director, purchased a September 2014 Note for $750,000, the Company’s director, John Pappajohn, purchased three September 2014 Notes for $400,000; the Follman Family Trust of which Robert Follman, a director of the Company, is a trustee, purchased a September 2014 Note for $100,000; The Tierney Family Trust, which is a greater than 5% stockholder of the Company, purchased five September 2014 Notes for $540,000, of which Thomas Tierney, a former director and Chairman of the Board of the Company (the “Board”), is a trustee; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000.  Michal Votruba joined our Board on July 30, 2015

The Original Note Purchase Agreement provided for the issuance and sale of September 2014 Notes in the aggregate principal amount of up to $2.5 million, in one or more closings to occur over a six-month period beginning September 22, 2014. The Original Note Purchase Agreement also provided that the Company and the holders of the September 2014 Notes enter into a registration rights agreement covering the registration of the resale of the shares of the Common Stock underlying the September 2014 Notes.

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

Subsequently thereto, on September 14, 15 and 24, 2015, the Company entered into a Note Purchase Agreement, as amended by the Omnibus Amendment, with each of six accredited investors, in connection with a bridge financing. Pursuant to these Note Purchase Agreements, the Company issued an aggregate principal amount of $710,000 of secured convertible promissory notes (collectively, the “September 2015 Notes,” and together with the September 2014 Notes all other notes purchased and sold pursuant to the Note Purchase Agreement, the “Notes”), which amount also represents the gross proceeds to the Company from the September 2015 Notes. Four of the six September 2015 Notes were purchased by affiliates of the Company, or an entity under such affiliate’s control, as follows: (i) Dr. Robin Smith, Chairman of the Board, purchased a Note for $60,000; (ii) the Follman Family Trust purchased a Note for $150,000; (iii) John Pappajohn purchased a Note for $100,000 and (iv) RSJ PE, purchased a Note for $350,000.

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

Pursuant to the Second Amended Note & Warrant Agreement, on December 23 and December 28, 2015, the Company issued to the two purchasers thereof (i) an aggregate principal amount of $1,000,000 of secured convertible promissory notes (each, a "December 2015 Note"), which amount also represents the gross proceeds to the Company from the December 2015 Notes, and (ii) a warrant to each holder of December 2015 Notes to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying their December 2015 Note (each, a "Note Warrant"). Each Note Warrant is exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that is forty-five (45) days following the date on which the daily closing price of shares of the Company's Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company's Common Stock is traded or listed) exceeds $0.25 for at least ten (10) consecutive trading days. In connection therewith, the Company will promptly notify the Note Warrant holders in the event that the daily closing price of the Company's shares of Common Stock so exceeds $0.25 for at least ten (10) consecutive trading days. Both December 2015 Notes and Note Warrants were purchased by affiliates of the Company, or an entity under such affiliate’s control, as follows: (i) on December 23, 2015, John Pappajohn, a member of the Board, purchased a December 2015 Note for $250,000 and was issued a Note Warrant to purchase 5,000,000 shares of Common Stock; and (ii) on December 28, 2015, RSJ PE, of which, Michal Votruba, a member of the Board, is the Director for Life Sciences for the RSJ/Gradus Fund, purchased a December 2015 Note for $750,000 and was issued a Note Warrant to purchase 15,000,000 shares of Common Stock.

Between February 23, 2016 and March 31, 2016, the Company issued to the three accredited investor purchasers thereof (i) an aggregate principal amount of $360,000 in Notes and (ii) and a warrant to each holder of such Notes to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying their respective Note (each, also a "Note Warrant"). A total of 7,200,000 shares of Common Stock in the aggregate underlie these Note Warrants. Two of the purchasers were affiliates of the Company as follows: (i) Geoffrey E. Harris, a member of the Board, purchased a Note on February 23, 2016, for $10,000 and was issued a Note Warrant to purchase 200,000 shares of Common Stock and; (ii) John Pappajohn, a member of the Board, purchased a 2015 Note on March 31, 2016, for $250,000, and was issued a Note Warrant to purchase 5,000,000 shares of Common Stock.

The table below provides additional detail regarding the Notes as of March 31, 2016, with respect to the carrying value and discount on the Balance Sheet.

		As of March 31, 2016
Note Type and Investor	Due Date	Balance	Discount	Carrying Value
Senior Secured 5% Notes Convertible at $0.05 (the “Notes”)		($)	($)	($)
Related Parties:
RSJ Private Equity	12/31/2017	$1,850,000	$(211,100)	$1,638,900
John Pappajohn	12/31/2017	800,000	(147,300)	652,700
Tierney Family Trust	12/31/2017	540,000	-	540,000
Follman Family Trust	12/31/2017	250,000	-	250,000
Oman Ventures	12/31/2017	200,000	-	200,000
Robin L. Smith	12/31/2017	60,000	-	60,000
Geoffrey E. Harris	12/31/2017	10,000	(4,700)	5,300
Total Related Parties		3,710,000	(363,100)	3,346,900
Others:
11 Accredited Investors	12/31/2017	650,000	(30,700)	619,300
Total Secured Convertible Promissory Notes		$4,360,000	$(393,800)	$3,966,200

Also on December 23, 2015, in consideration for the agreement to extend the maturity date of the Notes, the Company issued to holders of all Notes outstanding prior to the date of the Second Amended Note & Warrant Agreement, warrants to purchase an aggregate of 60,000,000 shares of Common Stock (the "Extension Warrants", together with the Note Warrants, the "Warrants"). All Warrants have identical terms. Each such holder was issued an Extension Warrant to purchase Common Stock in an amount equal to 100% of the shares underlying each such holder's previously outstanding Notes. For additional detail refer to the warrant section of Note 5. Stockholders’ Deficit.

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

4.	DERIVATIVE LIABILITIES

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

Pursuant to the Second Amended Note & Warrant Agreement, on December 23 and December 28, 2015, the Company issued to the two purchasers of December 2015 Notes in the aggregate principal amount of $1,000,000 of secured convertible promissory notes. Between February 23, 2016 and March 31, 2016, the Company issues three additional Notes to three purchasers in the aggregate principal amount of $360,000 of secured convertible promissory notes.

Consequently, on March 31, 2016, notes in the aggregate principal amount of $4.36 million were revalued, and the derivative liability value was determined to be $1,441,700; the offset was booked to other income as a Gain on Derivative Liability of $786,900.

The range of Black-Scholes option-pricing model assumption inputs for all the valuation dates are in the table below:

	September 30, 2015 through to March 31, 2016 Low	September 30, 2015 through to March 31, 2016 High
Annual dividend yield	—	—
Expected life (years)	0.2	2.00
Risk-free interest rate	0.08%	1.06%
Expected volatility	47.83%	225.32%

The following tables include a roll-forward of liabilities classified within Levels 1, 2 and 3:

	Six Months Ended March 31, 2016
	Level 1	Level 2	Level 3

Stock warrant and other derivative liabilities at September 30, 2015	$-	$-	$833,000
$3M of convertible debt prior to amendment	-	-	(772,800)
$3M of convertible debt as amended	-	-	962,300
Issuance of warrants and other derivatives	-	-	444,600
Change in fair value	-	-	(25,400)
Stock warrant and other derivative liabilities at March 31, 2016	$-	$-	$1,441,700

	Six Months Ended March 31, 2015
	Level 1	Level 2	Level 3

Stock warrant and other derivative liabilities at September 30, 2014	$-	$-	$153,100
Change in fair value	-	-	(67,300)
Stock warrant and other derivative liabilities at March 31, 2015	$-	$-	$85,800

The net changes in Derivative Liabilities for transactions which were booked to other income resulted in a net gain on derivative liabilities of $798,200 and $67,300 for the six months ended March 31, 2016 and 2015 respectively.

The net changes in Extinguishment of Debt for transactions which were booked to other income resulted in a net loss on extinguishment of debt of $2,337,400 for the six months ended March 31, 2016. For the same period in 2015 we had no similar expenses.

As of March 31, 2016 and September 30, 2015 we had derivative liabilities of $1,441,700 and $833,000 respectively.

5.	STOCKHOLDERS’ DEFICIT

Common and Preferred Stock

At the Company’s annual stockholders meeting held on October 28, 2015, stockholders approved to amend the Company’s Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance from 180,000,000 to 500,000,000 shares.

As of March 31, 2016, the Company is authorized to issue 515,000,000 shares of stock, of which 500,000,000 are Common Stock; the remaining 15,000,000 shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board is expressly authorized to issue without stockholder approval, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

As of March 31, 2016, 102,717,409 shares of Common Stock were issued and outstanding. No shares of preferred stock were issued or outstanding.

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

On January 15, 2016, the company engaged Dian Griesel International (DGI) for a 12 month long consulting agreement to provide public and investor relations services. The fee for the services is $5,000 per month, plus out-of-pocket expenses. As an origination fee for the agreement, the Board approved the issuance of 300,000 shares of common stock to Ms. Griesel on January 15, 2016. The aggregate value of these shares on the date of grant was $6,900.

Stock-Option Plans

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the Board. A total of 667,667 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of March 31, 2016, 70,825 options were exercised and there were 501,924 options and 6,132 restricted shares outstanding under the amended 2006 Plan with a residual 87,786 shares which will not be issued as the 2006 Plan has been frozen. The outstanding options have exercise prices to purchase shares of Common Stock ranging from $3.60 to $32.70.

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

 As of March 31, 2016, under the 2012 Plan as amended, options to purchase 13,728,087 shares of Common Stock and 750,000 restricted shares remain outstanding. No options have been exercised under the 2012 Plan and 521,913 shares remain available for issuance.

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three and six months ended March 31, 2016 and 2015 is as follows:

	For the three months ended March 31,
	2016	2015
Research	10,400	10,400
Product Development	7,700	15,500
Sales and marketing	14,900	53,400
General and administrative	7,200	20,500
Total	$40,200	$99,800

	For the six months ended March 31,
	2016	2015
Research	20,800	20,800
Product Development	16,800	34,000
Sales and marketing	14,900	63,300
General and administrative	18,400	44,100
Total	$70,900	$162,200

Total unrecognized stock-based compensation as of March 31, 2016, amounted to $145,443.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2015	14,230,011	$0.75
Granted	-
Exercised	-	-
Forfeited	-
Outstanding at March 31, 2016	14,230,011	$0.75

Following is a summary of the status of options outstanding at March 31, 2016:

Exercise Price ($)		Number of Shares	Expiration Date	Weighted Average Exercise Price ($)
	$0.055	1,750,000	08/2025	$0.055
	0.04718	8,795,308	12/2022 – 01/2023	0.04718
	0.25	2,715,109	03/2023 – 01/2025	0.25
	0.26	425,000	07/2024	0.26
	3.00	42,670	03/2022	3.00
	3.60	28,648	08/2016	3.60
	3.96	32,928	08/2016	3.96
	9.00	4,525	11/2016	9.00
	12.00	28,535	03/2019 – 07/2020	12.00
	14.10	10,000	03/2021	14.10
	15.30	1,373	09/2018	15.30
	16.50	262,441	03/2020	16.50
	17.70	953	08/2016	17.70
	24.00	4,667	12/2017	24.00
	26.70	32,297	09/2017	26.70
	28.80	11,767	04/2018	28.80
	32.70	83,790	08/2017	32.70
$	Total	14,230,011	Average	$0.75

Warrants to Purchase Common Stock

 The warrant activity for the period starting October 1, 2015, through March 31, 2016, is described as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2015	781,524	$0.53
Granted	87,200,000	0.05
Exercised	-	-
Expired	(35,002)	1.00
Outstanding at March 31, 2016	87,946,522	$0.05

Following is a summary of the status of warrants outstanding at March 31, 2016:

Exercise Price	Number of Shares		Expiration Date	Weighted Average Exercise Price
$0.04718	38,152		03/2018	$0.04718
0.05	27,200,000	(1)	12/31/2020	0.05
0.05	60,000,000	(2)	12/31/2020	0.05
0.25	332,200		04/2016 – 07/2017	0.25
0.275	324,000		06/2018 – 03/2019	0.275
1.00	32,168		10/2015 – 01/2017	1.00
7.50	3,334		05/2016	7.50
$9.00	16,668		07/2017	9.00
Total	87,946,522			$0.05

(1) Between December 23, 2015, and March 31, 2016 the Company entered into a Second Amended Note and Warrant Purchase Agreement pursuant to which the Company issued five Notes (including the December 2015 Notes) to the four purchasers for an aggregate principal amount of $1,360,000 and issued five Note Warrants to purchase an aggregate of 27,200,000 shares of the Company's Common Stock. The Note Warrants were issued to purchasers of Notes in an amount equal to 100% of the shares underlying their December 2015 Notes. Each Note Warrant is exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that is forty-five (45) days following the date on which the daily closing price of shares of the Company's Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company's Common Stock is traded or listed) exceeds $0.25 for at least ten (10) consecutive trading days. In connection therewith, the Company will promptly notify the Note Warrant holders in the event that the daily closing price of the Company's shares of Common Stock so exceeds $0.25 for at least ten (10) consecutive trading days. 2 million Note Warrants were issued to one accredited investor and 25.2 million Note Warrants were issued to Directors; for further detail refer to Note 6. Related Party Transactions.

(2) On December 23, 2015, in consideration for the agreement to extend the maturity date of the Notes, the Company issued to holders of all Notes outstanding prior to the date of the Second Amended Note & Warrant Agreement, Extension Warrants to purchase an aggregate of 60,000,000 shares of Common Stock. Each such holder was issued an Extension Warrant to purchase Common Stock in an amount equal to 100% of the shares underlying each such holder's previously outstanding Notes. 11 million Extension Warrants were issued to 10 accredited investors and 49 million Extension Warrants were issued to Directors and Affiliates; for further detail refer to Note 6. Related Party Transactions.

On December 23, 2015, we valued the Extension Warrants to purchase 60 million shares of Common Stock using the Black-Scholes model and determined their value to be $1,196,000, which was booked as an Extinguishment of Debt expense.

 The range of Black-Scholes option-pricing model assumption inputs for the six months ended March 31, 2016, were as follows:

December 23, 2015 through March 31,2016
Annual dividend yield	-
Expected life (years)	5.00
Risk-free interest rate	1.21% ~ 1.74%
Expected volatility	255.50% ~ 272.56%

At March 31, 2016, there were warrants outstanding to purchase 87,946,522 shares of the Company’s Common Stock. The exercise prices of the outstanding warrants range from $0.04718 to $9.00 with a weighted average exercise price of $0.05. The warrants expire at various times starting 2016 through 2020.

6.	RELATED PARTY TRANSACTIONS

Termination of Governance Agreements

On March 28, 2015, the Company entered into a separate termination agreement with each of Equity Dynamics and SAIL, in each case to immediately terminate the respective November 28, 2012 governance agreement (collectively, the “Governance Agreements”) that the Company had entered into with each of Equity Dynamics and SAIL (collectively, the “Termination Agreements”). Equity Dynamics is an entity owned by John Pappajohn, a director of the Company, and SAIL is one of the Company’s principal stockholders of which former director, Walter Schindler, was the managing partner. Pursuant to the Governance Agreements, the Company had agreed, subject to providing required notice to stockholders, to appoint four individuals nominated by Equity Dynamics and three individuals nominated by SAIL to the Company’s Board, and to create vacancies for that purpose, if necessary. In addition, at each meeting of stockholders of the Company at which directors were nominated and elected, the Company had agreed to nominate for election the four designees of Equity Dynamics and the three designees of SAIL, and further had agreed to take all necessary action to support such election, and to oppose any challenges to such designees. The Governance Agreements also restricted the Company’s ability to increase the number of directors to more than seven without the consent of Equity Dynamics and SAIL. Pursuant to the Termination Agreements, the Governance Agreements were terminated in their entirety as of March 28, 2015, and are of no further force or effect.

Note Purchase Agreement, Notes and Omnibus Amendment and Second Amendment Note & Warrant Agreement

Between September 22, 2014, and July 20, 2015, the Company entered into a the Original Note Purchase Agreement in connection with a bridge financing, with nine accredited investors, including lead investor RSJ PE. Pursuant to the Original Note Purchase Agreement, the Company issued fifteen September 2014 Note in the aggregate principal amount of $2.27 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: RSJ PE, of which Michal Votruba is a director, which purchased a September 2014 Note for $750,000; the Company’s director, John Pappajohn, purchased three September 2014 Notes for $400,000; the Follman Family Trust of which Robert Follman, a director of the Company, is a trustee, purchased a September 2014 Note for $100,000; The Tierney Family Trust, which is a greater than 5% stockholder of the Company, purchased four September 2014 Notes for $540,000, of which Thomas Tierney, a former director and Chairman of the Board, is a trustee; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000.  Michal Votruba joined our Board on July 30, 2015.

For details of the Original Note Purchase Agreement, Amendment No.1 on April 14, 2015, the Omnibus Amendment on September 14, 2015 and subsequent Second Amended Note & Warrant Agreement on December 23, 2015 please refer to Note 3. Convertible Debt and Equity Financing.

On September 14, 2015, the Company entered into an Omnibus Amendment and subsequently thereto, on September 14, 15 and 24, 2015, the Company entered into a Note Purchase Agreement, as amended by the Omnibus Amendment, with each of six accredited investors, in connection with a bridge financing. Pursuant to these Note Purchase Agreements, the Company issued an aggregate principal amount of $710,000 of secured convertible September 2015 Notes, which amount also represents the gross proceeds to the Company from the September 2015 Notes. Four of the six September 2015 Notes were purchased by affiliates of the Company, or an entity under such affiliate’s control, as follows: (i) Dr. Robin Smith, Chairman of the Board, purchased a Note for $60,000; (ii) the Follman Family Trust, of which, Robert Follman, a director of the Company, is a trustee, purchased a Note for $150,000; (iii) John Pappajohn, a director of the Company, purchased a Note for $100,000 and (iv) RSJ PE, purchased a Note for $350,000.

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

During the three months ended March, 31, 2016, pursuant to the Second Amended Note & Warrant Agreement the Company issued to the three accredited investor purchasers thereof (i) an aggregate principal amount of $360,000 in Notes and (ii) and a Note Warrant to each holder of such Notes to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying their respective Note. A total of 7,200,000 shares of Common Stock in the aggregate underlie these Note. Two of the purchasers were affiliates of the Company as follows: (i) Geoffrey E. Harris, a member of the Board, purchased a Note on February 23, 2016, for $10,000 and was issued a Note Warrant to purchase 200,000 shares of Common Stock and; (ii) John Pappajohn, a member of the Board, purchased a 2015 Note on March 31, 2016, for $250,000, and was issued a Note Warrant to purchase 5,000,000 shares of Common Stock.

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

5-Year Extension Warrants with an non-cashless exercise price of $0.05	Secured Convertible Promissory Notes	Warrants to purchase Shares of Common Stock

RSJ Private Equity	$1,850,000	22,000,000
Robin L. Smith	60,000	1,200,000
John Pappajohn	550,000	6,000,000
Tierney Family Trust	540,000	10,800,000
Oman Ventures	200,000	4,000,000
Follman Family Trust	250,000	5,000,000
Total Secured Convertible Promissory Notes	$3,450,000	49,000,000

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

On December 23, 2015, and on March 31, 2016, Mr. Pappajohn purchased two Notes (including December 2015 Notes) for $250,000 each pursuant to the abovementioned Second Amended Note & Warrant Purchase Agreement. Additionally, in connection with the Second Amended Note & Warrant Purchase Agreement, Mr. Pappajohn was issued Warrants to purchase an aggregate of 16,000,000 shares of Common Stock at $0.05 per share, consisting of two Note Warrants to purchase in aggregate a total of 10,000,000 shares of Common Stock, and an Extension Warrant to purchase 6,000,000 shares of Common Stock.

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

Additionally, on December 23, 2015, in connection with the Second Amended Note & Warrant Purchase Agreement, the Follman Trust was issued an Extension Warrant to purchase 5,000,000 shares of Common Stock at $0.05 per share.

Transaction with Robin L. Smith, Chairman

On September 14, 2015, Dr. Smith, our Chairman of the Board, purchased a Note for $60,000. Pursuant to the Omnibus Amendment, such Notes are convertible into shares of Common Stock at $0.05 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million, or (ii) voluntarily, within 15 days prior to maturity.

Additionally, on December 23, 2015, in connection with the Second Amended Note & Warrant Purchase Agreement, Dr. Smith was issued an Extension Warrant to purchase 1,200,000 shares of Common Stock at $0.05 per share.

Transaction with Geoffrey E. Harris, Director and Chairman, Audit Committee

On February 23, 2016, Geoffrey E. Harris, purchased a Note for $10,000 pursuant to the Second Amended Note & Warrant Purchase Agreement and was issued a Note Warrant to purchase an aggregate of 200,000 shares of Common Stock at $0.05 per share.

Transactions with George Carpenter, President and Chief Executive Officer

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates, an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. For the period from May 1, 2013 through to March 25, 2015, we had paid $280,000 to Decision Calculus Associates (“DCA”). For the period from March through July of 2015, DCA was not engaged by the Company. Effective August 2015 DCA has been re-engaged at a fee of $10,000 per month. From August 2015 through March 31, 2016, DCA has been paid $70,000 with a further $10,000 balance due in accounts payable.

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

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three and six months ended March 31, 2016 and 2015, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
	2016	2015
Net Loss for computation of basic and diluted net loss per share:
Net loss	$(142,700)	$(696,300)
Basic and Diluted net loss per share:
Basic net loss per share	$(0.00)	$(0.01)

Basic and Diluted weighted average shares outstanding	102,669,022	101,667,409

The weighted average of anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	83,271,628	1,892,742
Warrants	80,938,825	781,833
Options	14,230,011	12,645,994

	Six months ended March 31,
	2016	2015
Net Loss for computation of basic and diluted net loss per share:
Net loss	$(3,594,000)	$(1,570,900)
Basic and Diluted net loss per share:
Basic net loss per share	$(0.04)	$(0.02)

Basic and Diluted weighted average shares outstanding	102,543,215	101,667,409

The weighted average of anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	73,234,048	1,771,371
Warrants	43,892,108	871,027
Options	14,230,011	12,531,746

8.	COMMITMENTS AND CONTINGENT LIABILITIES

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

A trial date had originally been set for May 2014. However, plaintiffs’ counsel requested a continuance until August 2014, to which the Company agreed.  On June 18, 2014, at plaintiffs’ counsel’s request, the Company entered into a Standstill and Tolling Agreement, whereby the parties agreed to seek a stay of the litigation and plaintiffs agreed to provide the Company with an executed dismissal of all the claims without prejudice, with the ability to re-file the third amended complaint, without change, on or before June 18, 2015.  The Company had the right to file the executed stipulation of dismissal if the Court lifted the stay.  On May 7, 2015, the parties agreed to continue the Standstill and Tolling Agreement until May 6, 2016, on the same terms. On May 12, 2015, the Court agreed to stay the case for another six months.  On November 4, 2015 the Court lifted the stay, and set the case for trial on March 7, 2016.  On February 3, 2016, the Company filed the executed stipulation of dismissal, thereby ending the current action in Orange County. The parties have recently entered into extensions of the Standstill and Tolling Agreement that permit Mr. Brandt to start a new action and re-file the third amended complaint, without change, on or before May 23, 2016.  The Company continues to believe that Mr. Brandt's allegations set forth in the third amended complaint, like the prior complaints, are without merit. The Company has not accrued any amounts related to this matter. The just-dismissed action was captioned Leonard J. Brandt and Brandt Ventures, GP v. CNS Response, Inc., Sail Venture Partners and David Jones, case no. 30-2011-00465655-CU-WT-CJC.

 The Company has expended substantial resources to pursue the defense of legal proceedings initiated by Mr. Brandt.  The Company does not know whether Mr. Brandt will institute additional claims against the Company and the defense of any such claims could involve the expenditure of additional resources by the Company.

Lease Commitments

The Company had its Headquarters and Neurometric Services business premises located at 85 Enterprise, Aliso Viejo, California 92656 from February 2010 through January 2016.  The Company relocated its new Headquarters and Neurometric Services business to 26522 La Alameda, Suite 290, Mission Viejo, CA 92691, which is 2,290 sqft in size. We signed a 24 month lease for our new location on January 22, 2016. The lease period commenced on February 1, 2016 and terminates on January 31, 2018. The rent for the first four months is $2,290 per month, which is abated by 50%; for months 5 through 12 the rent increases to $4,580 per month and for the final 12 months the rent will increase by 5% to $4,809 per month.

On February 2, 2016, we signed a 23.5 month lease for 1,092 sqft of office space to house our EEG testing center. The premises are located at 25201 Paseo De Alicia, Laguna Hills, CA 92653. The lease period commenced on February 15, 2016 and terminates on January 31, 2018. The rent for first half month of February was prorated at $928.20; for the next 11 months the rent is $1,856 per month, and for the remaining twelve months the rent will increase by 3% to $1,911 per month. The landlord abated the rent for March 2016.

The Company incurred rent expense from operations of $16,200 and $12,200 for the three months ended March 31, 2016 and 2015, respectively; and $28,400 and $24,400 for the six months ended March 31, 2016 and 2015, respectively.

On April 24, 2013, we entered into a financial lease to acquire additional EEG equipment costing $8,900.  The term of the lease is 36 months ending May 2016 with a monthly payment of $325. As of March 31, 2016 the remaining lease obligation is $600 all of which is due in fiscal year 2016.

On January 20, 2016, we entered into a financial lease to acquire Canon Copier costing $6,700.  The term of the lease is 60 months ending January 2021 with a monthly payment of $135. As of March 31, 2016 the remaining lease obligation is $7,800, of the remaining lease obligation is 2016 $1,600; with $1,200 for the years 2017-2020; 2021 $1,400.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating Lease Obligations	$140,400	$75,100	$65,300	$-	$-
Capital Lease Obligations	8,400	2,200	4,800	1,400	-
Total	$148,800	$77,300	$70,100	$1,400	$-

9.	SUBSEQUENT EVENTS

Events subsequent to March 31, 2016 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading. The following events have occurred since March 31, 2016.

On April 5, 2016, the Board approved grants of the Company's Common Stock under the 2012 Plan, with immediate vesting, as follows: 1,000,000 shares to our Chairman of the Board, Dr. Robin Smith; 500,000 shares to our Director and Chairman of the Audit Committee, Geoffrey Harris; and 250,000 shares to each of our remaining five Directors.

Also on April 5, 2016, the Board granted 1,000,000 shares of the Company’s Common Stock under the 2012 Plan to each of George Carpenter, the Company's President and Chief Executive Officer, and Paul Buck, the Company's Chief Financial Officer. 50% of these shares vested on the date of grant with the remaining 50% vesting pro-rata over 12 months starting on the date of grant, respectively.

Lastly, on April 5, 2016 the Board granted options to purchase 1,450,000 shares of the Company’s Common Stock under the 2012 Plan to staff members and options to purchase 200,000 shares of the Company’s Common Stock to our consultant, DCA. These shares vest pro-rata over 12 months starting on the date of grant.

The abovementioned grants of shares and options to Board members, executive officers, staff and consultant are valued $0.0255 per share, which was the closing price on the OTC.QB of the Company’s Common Stock on April 5, 2016.

Subsequent to March 31, 2016, the Company issued multiple Notes and Note Warrants pursuant to the Second Amended Note and Warrant Purchase Agreement to affiliates of the Company as follows:

•	On April 7, 2016, the Company issued to the Follman Trust, of which Robert Follman, a member of the Company’s Board, is a trustee: (i) a Note in the aggregate principal amount of $200,000, and (ii) a Note Warrant to purchase 4,000,000 shares of the Company’s Common stock at $0.05 per share.

•	On April 11, 2016, the Company issued to John Pappajohn, a member of the Board: (i) a Note in the aggregate principal amount of $250,000, and (ii) a Note Warrant to purchase 5,000,000 shares of the Company’s Common stock at $0.05 per share.
•	On April 21, 2016, the Company issued to Dr. Robin Smith, our Chairman of the Board: (i) a Note in the aggregate principal amount of $40,000, and (ii) a Note Warrant to purchase 800,000 shares of the Company’s Common stock at $0.05 per share.
•	On May 4, 2016, the Company issued to George Carpenter, the Company’s CEO, and his wife Jill: (i) a Note in the aggregate principal amount of $50,000, and (ii) a Note Warrant to purchase 1,000,000 shares of the Company’s Common stock at $0.05 per share.

In aggregate, since March 31, 2016, the Company has issued Notes totaling $540,000, which also represents gross proceeds to the Company, and has issued Note Warrants to purchase 10,800,000 shares of the Company’s Common Stock at $0.05 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three and six months ended March 31, 2016 and 2015, and our Annual Report on Form 10-K for the year ended September 30, 2015, filed with the U.S. Securities and Exchange Commission on January 5, 2016.

Forward-Looking Statements

This discussion summarizes the significant factors affecting the unaudited condensed consolidated operating results, financial condition and liquidity and cash flows of MYnd Analytics, Inc. (“we,” “us,” “our,” or the “Company”) for the three and six months ended March 31, 2016 and 2015. Except for historical information, the matters discussed in this management’s discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Overview

The Company is a predictive analytics company that provides objective clinical decision support to mental healthcare providers for the personalized treatment of behavioral disorders, including depression, anxiety, bipolar disorder, post-traumatic stress disorder (“PTSD”) and other non-psychotic disorders. The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to a range of medications prescribed for the treatment of behavioral disorders. Management intends to conduct a series of clinical trials, termed in aggregate the SMART-MD trials. The protocols to be used in this series of trials will be substantially similar to the protocol approved by the Walter Reed Institutional Review Board (the "Walter Reed IRB") during our 2013-2014 clinical trial at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital (“Fort Belvoir”) (collectively, the “Walter Reed PEER Trial”). This protocol utilizes our neurometric platform to provide PEER Reports to clinicians treating patients with a primary diagnosis of depression with various comorbidities allowed, if present, to include PTSD and mild traumatic brain injury (“mTBI). The first trial in the series is the Canadian Forces Trial, which is expected to commence in the next quarter, which will be followed by parallel trials in Southern California, the SoCal Trial, as well as other U.S. locations. The protocols for the Canadian Forces Trial and the SoCal Trial have been approved by their respective institutional review boards and are ready for initiation and the recruitment of study subjects. The objective of the SMART-MD trials will be to provide additional information to demonstrate the clinical and economic utility of our neurometric platform. We also expect to conduct additional studies with other groups and organizations. We are also focusing our direct-to-consumer marketing efforts using social media within California to boost our commercialization of the PEER Online platform and its PEER Reports.

Working Capital

We are unable to pay all our obligations as they become due and we are in arrears on paying certain of our creditors.  If we are not able to raise additional funds within the next several months, and we cannot find additional sources of funds and/or reach accommodations with certain of our creditors, we will likely be required to cease our operations.

Since our inception, we have never been profitable and we have generated significant net losses. As of March 31, 2016, we had an accumulated deficit of approximately $66.2 million compared to our accumulated deficit as of March 31, 2015, which was approximately $60.8 million. We incurred operating losses of approximately $1.3 million and $1.6 million for the six months ended March 31, 2016 and 2015, respectively, and incurred net losses of $3.6 million and $1.6 million for those respective periods. Large, non-cash, accounting transactions significantly impacted the net losses for the 2016 and 2015 six-month periods in question, including:

•	For the six-month period ended March 31, 2016, our net loss was exacerbated by non-cash charges totaling approximately $2.3 million as a result of accounting for the extinguishment of debt, non-cash interest and derivative liability transactions. These non-cash charges are primarily the result of amendments to the terms of our convertible notes payable along with the issuance of warrants pursuant to our fund raising.

•	For the six-month period ended March 31, 2015 we had non-cash income of $6,700.

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

As of March 31, 2016, our current liabilities of approximately $1.67 million exceeded our current assets of approximately $0.62 million by approximately $1.05 million.  During fiscal 2016 to date we have raised $1.9 million from the private placement of secured debt convertible at $0.05 per share along with 100% warrant coverage. During fiscal year 2015 we raised $1.35 million through this private placement of debt.

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

Pursuant to the second amended note and warrant agreement, between December 23, 2015 and the date of this report, the Company has issued to seven purchasers thereof (i) an aggregate principal amount of $1,900,000 in nine secured convertible promissory notes, which amount also represents the gross proceeds to the Company therefrom, and (ii) a warrant to the purchaser of each note, to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying its respective purchased notes. For details of the second amended note and warrant agreement financing see "Private Placement Transactions" below.

We will need additional funding to conduct the planned clinical trials and to conduct a marketing campaign to significantly increase the demand for our PEER Online services. We are actively exploring additional sources of capital. However, we cannot offer assurances that additional funding will be available on acceptable terms, or at all. Even if we were to raise additional funds, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial additional portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting the funds available for our business activities. If adequate funds are not available, it will likely force us to cease operations or would otherwise have a material adverse effect on our business, financial condition and/or results of operations.

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

Pursuant to the Second Amended Note & Warrant Agreement, between December 23, 2015 and the date of this report, the Company has issued to the seven purchasers thereof (i) an aggregate principal amount of $1,900,000 in nine Notes, which amount also represents the gross proceeds to the Company from such Notes, and (ii) a Note Warrant to each holder of such Notes to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying their respective Note (each, a "Note Warrant"). Each Note Warrant is exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that is forty-five (45) days following the date on which the daily closing price of shares of the Company's Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company's Common Stock is traded or listed) exceeds $0.25 for at least ten (10) consecutive trading days. In connection therewith, the Company will promptly notify the Note Warrant holders in the event that the daily closing price of the Company's shares of Common Stock so exceeds $0.25 for at least ten (10) consecutive trading days. Eight of these Notes and Note Warrants were purchased by affiliates of the Company, or an entity under such affiliate’s control, as in the following table:

Date	Noteholder	Affiliation	Note Amount	Common Stock Warrants Issued
12/23/15	John Pappajohn	Director	$250,000	5,000,000
12/28/15	RSJ Private Equity	Director	750,000	15,000,000
02/23/16	Geoffrey Harris	Director	10,000	200,000
03/31/16	John Pappajohn	Director	250,000	5,000,000
04/07/16	Follman Trust	Director is a trustee	200,000	4,000,000
04/11/16	John Pappajohn	Director	250,000	5,000,000
04/21/16	Robin Smith	Chairman	40,000	800,000
05/04/16	George & Jill Carpenter	Chief Executive Officer	50,000	1,000,000
	Total		$1,800,000	36,000,000

Also on December 23, 2015, in consideration for the agreement to extend the maturity date of the Notes, the Company issued to holders of all Notes outstanding prior to the date of the Second Amended Note & Warrant Agreement, warrants to purchase an aggregate of 60,000,000 shares of Common Stock (the "Extension Warrants", together with the Note Warrants, the "Warrants"). All Warrants have identical terms. Each such holder was issued an Extension Warrant to purchase Common Stock in an amount equal to 100% of the shares underlying each such holder's previously outstanding Notes. Accordingly, Extension Warrants to purchase a total of 60,000,000 shares of Common Stock were issued, consisting of (i) Extension Warrants to purchase 11,000,000 shares of Common Stock issued to 10 accredited investors, and (ii) Extension Warrants to purchase 49,000,000 shares of Common Stock issued to Directors and Affiliates. For further details regarding these transactions, refer to Note 6. Related Party Transactions of the Unaudited Condensed Consolidated Financial Statements.

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

Capitalization

At our annual meeting of stockholders held on October 28, 2015, our stockholders approved a proposal to amend the Company’s Certificate of Incorporation in order to increase the number of shares of Common Stock authorized for issuance under our Charter from 180,000,000 to 500,000,000. The table below summaries our capitalization as of May 14, 2016:

	Shares
Shares of Common Stock Authorized	500,000,000
Shares of Preferred stock Authorized (none issued and outstanding)	15,000,000
Total Authorized Shares	515,000,000

Shares of Common Stock Issued and Outstanding	107,467,409
Common Stock issuable upon the exercise of outstanding stock options at March 31, 2016	14,230,011	(1)
Common Stock issuable upon the exercise of outstanding stock options subsequent to March 31, 2016	1,650,000	(2)
Common Stock issuable upon the exercise of outstanding warrants at March 31, 2016	87,946,522	(1)
Common Stock issuable upon the exercise of outstanding warrants subsequent to March 31, 2016	10,800,000	(2)
Common Stock reserved for conversion of $4.9M Secured Convertible Notes at $0.05 per share	98,000,000	(3)
Total securities outstanding and reserved for issuance at May 14, 2016	320,093,942	(3)

1)	For more detail on the exercise prices and expiration dates of the options and warrants please refer to the Stock Option Plans and Warrants to Purchase Common Stock sections of Note 5. Stockholders’ Deficit of the Unaudited Condensed Consolidated Financial Statements

2)	For more detail on the exercise prices of the options and warrants please refer to Note 9.Subsequent Events of the Unaudited Condensed Consolidated Financial Statement

3)	Does not include stock issued on the conversion of interest earned at 5% per annum on the Secured Convertible Notes

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

Recent Developments

Canadian Forces/NATO

The Company is moving forward with the cooperation and support of Canadian Military mental health leaders for the purpose of conducting a clinical trial of the PEER technology. The Canadian Military has identified two study sites to support the proposed clinical trial using a protocol for PEER substantially similar to that used for the Walter Reed Trial. The Canadian study protocol has been reviewed and approved by the Research Ethics Board of University of Ottawa, equivalent to an institutional review board. We are advised by the Canadian Military that funding for the study has been secured. In anticipation of commencing the study, we have shipped EEG equipment to the Canadian Military for use in the study.

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

Our management believes that by investing in marketing automation we may be able to increase yield and reduce the time from a potential user’s awareness of our technology to their ultimate order of a PEER Report. We have initiated a targeted social media advertising campaign in the Southern California region to build regional demand, for purpose of referring EEG testing to the Company’s MYnd Analytics Center (“MAC Center”), which opened in March 2016. Initially, we expect that The MAC Center will offer two benefits to consumers and prescribers: 1) It will allow for easy scheduling and EEG administration in a central location, and 2) will provide a consistent high quality experience for all, while reducing physician workload. We plan on recruiting a physician to be co-located at the MAC Center. Furthermore, we anticipate opening a second MAC Center in Northern California, where our Medical Director is located.

Commercial Adoption Plan

As a result of the response to our October 2015 marketing initiative, and in conjunction with the planned start of the Canadian military study, the Company will commence a series of commercial studies starting in Southern California with the SoCal Study. The series of anticipated studies, termed in aggregate the SMART-MD Study, are expected to be based on the protocol and study endpoints used for the Walter Reed Trial. With several military bases and a high concentration of veterans in the region, we believe we are well positioned to recruit enrollees into the SoCal Study. We are currently exploring additional legs of the SMART-MD study with additional study partners and study sites in other regions of the country. This project will be led by Dr. Daniel Iosifescu, MD, Director of the Mood and Anxiety Disorders Program and Associate Professor of Psychiatry and Neuroscience at the Icahn School of Medicine at Mount Sinai Hospital, New York. The study protocol for the SoCal Study has been reviewed and approved by the Western Institutional Review Board. We anticipate enrolling 468 subjects into the study and tracking them for a period of twelve weeks. We estimate this project will take between 18 and 24 months to complete, once commenced, and will cost approximately $2.0 million. We currently do not have the funds necessary to complete this study and will need to raise additional funds to complete the study.

As we are recruiting for the SMART-MD Study, we will seek to generate media coverage and demand from regular patients. If we are able to secure sufficient additional financing, and our SMART-MD Study is successful, we intend to expand our direct-to-consumer marketing to the top 10 metro areas in the United States. We are currently developing a consumer-facing mobile app (web/ iOS/ Android), which management expects will automate patient-reported outcomes and support patient engagement. If we are successful in increasing patient-reported outcomes, we expect to be able to expand the PEER Online database, thereby improving its predictive accuracy.

Payer Reimbursement

We have been focused on invoicing payers to receive reimbursement for EEG recordings, the conversion of analog EEG to a digital Quantitative EEG (QEEG), and ultimately, the processing and delivery of a PEER Report. To date, we have limited experience with payer reimbursement and have been successful in obtaining reimbursement for a limited number of EEG recordings and QEEG conversions from payer organizations. Allowed reimbursement for the EEG and QEEG averaged approximately $275 for each of the two procedures, over the last 12 months. The PEER Report does not currently have a separate and distinct Current Procedural Terminology (CPT) code. We have submitted the PEER Report under CPT Code 99090 – Data Analysis – and to date have rarely been reimbursed. We currently bill each patient $400 for the PEER Report.

United Healthcare issued an “emerging technology” approval for PEER Online in 2011, with guidance that PEER technology was one clinical study away from full reimbursement approval. We anticipate, but cannot guarantee, that the SMART-MD Study will satisfy United Healthcare’s requirement for an additional study, thereby permitting the potential for full reimbursement for PEER Reports. However, even if our SMART-MD Study is successful, there is no guarantee that it will satisfy United Healthcare’s requirement for an additional study, or even if it does, that United Healthcare will approve full reimbursement for PEER Reports, if at all. If our efforts are successful, we believe that payers could receive substantial benefit by encouraging the use of PEER Online, as they could benefit from a savings on medical expenses for patients who are successfully treated for their behavioral disorders.

One of the key elements in obtaining payer reimbursement is to become a registered CMS (Medicare/ Medicaid) provider. We are applying to become an accredited provider to CMS as an independent diagnostic testing facility, although our efforts may not be successful. If our application to become a registered CMS provider is approved, there is no guarantee that PEER Reports will be reimbursed.

FDA Inspection

In February 2016, we hosted an FDA inspection for five days. The inspection focused primarily on procedures, processes, communications and data associated with the Walter Reed Trial. The inspector did not cite any significant issue for action by the Company.

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

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheet. Capitalized software development costs are amortized over three years. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. The Company will begin amortizing the software over its estimated economic life once it has been placed into service.

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

Results of Operations for the three months ended March 31, 2016 and 2015

Our operations consist solely of our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physicians/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three months ended
	March 31,
	2016	2015

Revenues	100%	100%
Cost of revenues	7	9
Gross profit	93	91
Research	110	110
Product development	884	918
Sales and marketing	643	838
General and administrative expenses	1,790	1,958
Operating loss	(3,334)	(3,733)
Other income (expense), net	2,644	401
Net loss	(690)%	(3,332)%

Revenues

	Three months ended		Percent
	March 31,		Change
	2016	2015
Neurometric Service Revenues	$20,700	$20,900	(0)%

The number of paid PEER Reports delivered as part of our Neurometric Services business was 48 reports for both three-month periods ended March 31, 2016 and 2015. The average revenue was $415 per PEER Report for the quarter ended March 31, 2016. The total numbers of free PEER Reports processed were 4 and 3 for the quarters ended March 31, 2016 and 2015 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Three months ended		Percent
	March 31,		Change
	2016	2015
Cost of revenues
Neurometric Services	$1,400	$1,800	(22)%

The cost of Neurometric Services revenues consisting of payroll costs (including stock-based compensation) and consulting costs, which were as follows:

	Three months ended
	March 31,
Key Expense Categories	2016	2015	Change
(1) Consulting fees	1,400	1,800	(400)
Total Costs of Revenues	$1,400	$1,800	$(400)

Consulting costs associated with the processing of second generation PEER Reports are between $10 and $60 per report for EEG artifacting and neuro review services, and approximately $75 for EEG the collecting of the EEG.

Comparing the three month period ended March 31, 2016, with the corresponding period in 2015:

(1)  Consulting fees decreased slightly for the quarter ended March 31, 2016 as we processed more EEGs with in-house resources.

Research

	Three months ended		Percent
	March 31,		Change
	2016	2015
Research
Neurometric Services	$22,700	$22,900	(1)%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees and other miscellaneous costs which were as follows:

	Three months ended
	March 31,
Key Expense Categories	2016	2015	Change
(1) Salary and benefit costs	$10,400	$10,400	$-
(2) Consulting fees	10,000	10,000	-
(3) Other miscellaneous costs	2,300	2,500	(200)
Total Research	$22,700	$22,900	$(200)

Comparing the three-month period ended March 31, 2016, with the corresponding period in 2015:

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation stayed the consistent for the 2016 and 2015 periods; and

(2)	Consulting costs remained the same for both periods as we have a consulting agreement with Dr. Schiller for the medical monitoring of the clinical trials, the training of clinical trial investigators and new PEER Online users. Additionally Dr. Schiller is also advising the Company on clinical trial design and product development; and

(3)	Other miscellaneous costs for the 2016 and 2015 periods were substantially similar.

Product Development

	Three months ended		Percent
	March 31,		Change
	2016	2015
Product Development
Neurometric Services	$183,000	$191,900	(5)%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, travel and miscellaneous costs which were as follows:

	Three months ended
	March 31,
Key Expense Categories	2016	2015	Change
(1) Salaries and benefit costs	$121,300	$120,300	$1,000
(2) Consulting fees	37,600	37,900	(300)
(3) System development costs	13,100	9,200	3,900
(4) Other miscellaneous costs	11,000	24,500	(13,500)
Total Product Development	$183,000	$191,900	$(8,900)

Comparing the three-month period ended March 31, 2016, with the corresponding period in 2015:

(1)	Salaries and benefits increased by a net $1,000 in the quarter ended March 31, 2016 due to a slight increase in benefit costs; and

(2)	Consulting fees remained substantially the same for the two periods in question. We have a consulting agreement with White Star Investment Management who provide us with compliance, quality and regulatory services as well as advisory services for clinical trial design and data management systems.

(3)	System development and maintenance costs increased slightly in the quarter ended March 31, 2016, due to increased system maintenance costs and some minor system enhancements. Costs associated with the development of our Outcomes Application are currently being capitalized and will be depreciated over the application’s expected economic life; and

(4)	Other miscellaneous expenses decreased by $13,500 in the quarter ended March 31, 2016, as costs incurred for the prior 2015 period, did not reoccur. These 2015 period costs were substantially associated with the Walter Reed Trial which has been closed.

Sales and Marketing

	Three months ended		Percent
	March 31,		Change
	2016	2015
Sales and Marketing
Neurometric Services	$133,000	$175,200	(24)%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and miscellaneous expenses. The reason for the change in these expenses is discussed below.

	Three months ended
	March 31,
Key Expense Categories	2016	2015	Change
(1) Salaries and benefit costs	$33,500	$80,500	$(47,000)
(2) Consulting fees	44,000	78,900	(34,900)
(3) Advertising and marketing costs	45,000	8,300	36,700
(4) Other miscellaneous costs	10,500	7,500	3,000
Total Sales and marketing	$133,000	$175,200	$(42,200)

Comparing the three-month period ended March 31, 2016, with the corresponding period in 2015:

(1)	Salaries and benefits for the quarter ended March 31, 2016, decreased by $47,000 from the 2015 period as certain stock-based compensation had become fully amortized prior to the 2016 period;

(2)	Consulting fees for the quarter ended March 31, 2016, decreased by $34,900, from the 2015 period. During the 2015 period we spent $30,000 on a U.K. based consultant in a failed attempt to sign a service contract with a U.K. based healthcare group; additionally we incurred public relations costs for being on the CBS television show, “The Doctors”, which aired in January 2015.

(3)	Advertising and marketing expenses increased for the quarter ended March 31, 2016, by a net $36,700. During the 2016 period we incurred approximately $45,000 in social media advertising costs focused on the Southern California market. This expenditure has resulted in the generation of over 1,000 leads per month for potential patients. This increase in advertising expenditure in the 2016 period was partially offset by a reduction in the 2015 period expenditures as we did not utilize the services of a public relations agency during the 2016 period.

(4)	Miscellaneous expenditures increased for the quarter ended March 31, 2016, by a net $3,000. The 2016 period increase was due to the subscription of a lead-automation software application to assist with the efficient tracking of leads generated by our social media advertising campaign; additionally we also incurred some costs related to establishing the MAC Center. These 2016 period cost increases were partially offset by a decrease in travel related expenditure to attend a conference in the 2015 period.

General and administrative

	Three months ended		Percent
	March 31,		Change
	2016	2015
General and administrative
Neurometric Services	$370,600	$409,200	(9)%

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

	Three months ended
	March 31,
Key Expense Categories	2016	2015	Change
(1) Salaries and benefit costs	$179,900	$183,700	$(3,800)
(2) Legal fees	14,900	67,800	(52,900)
(3) Other professional and consulting fees	24,000	21,500	2,500
(4) Patent costs	44,300	30,700	13,600
(5) Marketing and investor relations costs	17,900	3,300	14,600
(6) Conference and travel costs	12,700	28,000	(15,300)
(7) Dues & subscriptions fees	17,300	20,200	(2,900)
(8) General administrative and occupancy costs	59,600	54,000	5,600
Total General and administrative costs	$370,600	$409,200	$(38,600)

Comparing the three-month period ended March 31, 2016, with the corresponding period in 2015:

(1)	Salaries and benefit expenses decreased by $3,800 for the quarter ended March 31, 2016; The decrease was largely due to the reduction in the amortization of stock-based compensation from the 2015 period. The actual payroll expenditures remained unchanged during the two periods; and

(2)	Legal fees decreased by $52,900 for the 2016 period. This reduction was substantially due to a renegotiation of our fees associated with our lobbying efforts. This reduction was partially offset by a $9,600 expenditure in litigation fees in the 2016 period: and

(3)	Other professional and consulting fees had a minor change for the 2016 and 2015 periods which was related to the timing of our tax work;
(4)	Patent costs increased by $13,600 due to the timing and volume of patent and trademark applications and maintenance costs;
(5)	Marketing and investor relations costs increased by $14,600 for the 2016 period as we engaged a public relations firm, Dian Griesel International.

(6)	Conference and travel expenditures decreased by $15,300 for the 2016 period. This is largely because international travel and a road show, which occurred in the 2015 period, did not repeat in the 2016 period.

(7)	Dues and subscription expenditures had a minor reductions in the 2016 period; and

(8)	General administrative and occupancy expenses increased by $5,600 in the quarter ended March 31, 2016, largely due to relocation costs associated with Corporate Office moving to its new location and an increase in Directors’ and Officers’ Insurance premiums.

Other Income and Expense

	Three months ended		Percent
	March 31,		Change
	2016	2015
Other Income (Expense)
Neurometric Services income (expense), net	$547,300	$84,600	547%

For the three-month periods ended March 31, 2016 and 2015, changes in net non-operating Other Income (Expense) for Neurometric Services were as follows:

•	For the 2016 period, we incurred non-cash interest charges totaling $239,600 of which $49,900 was accrued interest on our convertible promissory notes at 5% per annum; the balance of $189,700 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges; only $500 were for actual net interest paid in cash during the period. For the 2015 period, we incurred non-cash interest charges totaling $54,600 of which $22,100 was accrued interest on our convertible promissory notes at 5% per annum; the balance was comprised of $32,000 of beneficial conversion discount amortization on convertible promissory notes; only $500 were for actual net interest paid in cash during the period.

•	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the resultant change in fair value of non-hedging derivative instruments are to be recognized in current earnings. For the quarter ended March 31, 2016, we revalued our derivative liabilities for the beneficial conversion feature of the convertible promissory notes which resulted in a net non-cash gain on derivative liabilities of $786,900. For the quarter ended March 31, 2015, we revalued our derivative liabilities for the promissory note beneficial conversion feature which resulted in a non-cash gain on derivative liabilities of $139,200.

Net Loss

	Three months ended		Percent
	March 31,		Change
	2016	2015
Neurometric Services net loss	$(142,700)	$(696,300)	(80)%

The net loss for our Neurometric Services business of $142,700 for the three-month period ended March 31, 2016, compared to the approximately $696,300 loss in the prior year’s corresponding period is primarily due to the large non-cash accounting charges in our Other Income (Expense) expense category described above.

The Company’s operating loss of $690,000 for the 2016 period is a reduction of $90,100 from the $780,100 loss in the 2015 period. This is due to substantial reductions in expenditures across all cost centers. These reductions were due in part to the Walter Reed Trial being suspended, as well as continuing efforts to reduce expenditures across the board.

Results of Operations for the six months ended March 31, 2016 and 2015

Our operations consist solely of our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physicians/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Six months ended
	March 31,
	2015	2015

Revenues	100%	100%
Cost of revenues	6	7
Gross profit	94	93
Research	100	107
Product development	675	1,001
Sales and marketing	564	606
General and administrative expenses	1,651	1,949
Operating loss	(2,896)	(3,570)
Other income (expense), net	(5,020)	(25)
Net loss	(7916)%	(3,595)%

Revenues

	Six months ended		Percent
	March 31,		Change
	2016	2015
Neurometric Service Revenues	$45,400	$43,700	4%

The number of third party paid PEER Reports delivered as part of our Neurometric Services business increased to 108 for the six-month period ended March 31, 2016, up from 102 for the same period in the prior year. Our standard price per PEER Report is $400 for our commercial patients plus the fee for Company recorded EEGs and any ancillary services. The average revenue was $410 per PEER Report for the 2016 period. The total numbers of free PEER Reports processed were 9 and 4 for the six-month periods ended March 31, 2016 and 2015 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Six months ended		Percent
	March 31,		Change
	2016	2015
Cost of revenues
Neurometric Services	$2,700	$2,900	(7)%

The cost of Neurometric Services revenues consisting of payroll costs (including stock-based compensation) and consulting costs, which were as follows:

	Six months ended
	March 31,
Key Expense Categories	2016	2015	Change
(1) Consulting fees	2,700	2,900	(200)
Total Costs of Revenues	$2,700	$2,900	$(200)

Consulting costs associated with the processing of second generation PEER Reports are between $10 and $60 per report for EEG artifacting and neuro review services, and approximately $75 for EEG the collecting of the EEG.

Comparing the six months ended March 31, 2016, with the corresponding period in 2015:

(1)  Consulting fees decreased slightly for the six months ended March 31, 2016 as we processed more EEGs with in-house resources.

Research

	Six months ended		Percent
	March 31,		Change
	2016	2015
Research
Neurometric Services	$45,300	$46,700	(3)%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees and other miscellaneous costs which were as follows:

	Six months ended
	March 31,
Key Expense Categories	2016	2015	Change
(1) Salary and benefit costs	$20,800	$20,800	$-
(2) Consulting fees	20,000	20,000	-
(3) Other miscellaneous costs	4,500	5,900	(1,400)
Total Research	$45,300	$46,700	$(1,400)

Comparing the six-month period ended March 31, 2016, with the corresponding period in 2015:

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation stayed the consistent for the 2016 and 2015 periods; and

(2)	Consulting costs remained the same for both periods as we have a consulting agreement with Dr. Schiller for the medical monitoring of the clinical trials, the training of clinical trial investigators and new PEER Online users. Additionally Dr. Schiller is also advising the Company on clinical trial design and product development; and

(3)	Other miscellaneous costs for the 2016 period showed a slight decline as travel and insurance expenses for the 2015 period were marginally higher than in the 2016 period.

Product Development

	Six months ended		Percent
	March 31,		Change
	2016	2015
Product Development
Neurometric Services	$306,400	$437,500	(30)%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, travel and miscellaneous costs which were as follows:

	Six months ended
	March 31,
Key Expense Categories	2016	2015	Change
(1) Salaries and benefit costs	$225,100	$238,900	$(13,800)
(2) Consulting fees	40,600	138,500	(97,900)
(3) System development costs	24,500	45,100	(20,600)
(4) Other miscellaneous costs	16,200	15,000	1,200
Total Product Development	$306,400	$437,500	$(131,100)

Comparing the six-month period ended March 31, 2016, with the corresponding period in 2015:

(1)	Salaries and benefits decreased by a net $13,800 in the 2016 period; this decrease was primarily related to stock compensation becoming fully amortized during the 2016 period; and

(2)	Consulting fees decreased by $97,900 for the 2016 period: this was substantially due to the Walter Reed Trial being suspended. Consequently, during the 2015 period we reduced the expenditure on our Clinical Research Organization and released clinical trial coordinators who were contracted through the Henry Jackson Foundation to work on the trial; and

(3)	System development and maintenance costs decreased by $20,600 in the 2016 period, due to the stage in the development cycle and in order to conserve cash; in the 2015 period, system development and maintenance costs were elevated due to further development of our Salesforce.com based applications, including the development of a patient referral portal to handle incoming inquiries, the development of a system dashboard and the migration of our data to a more robust and secure hosting service operated by Microsoft; and

(4)	Other miscellaneous expenses had a marginal net increase of $1,200 in the 2016 period.

Sales and Marketing

	Six months ended		Percent
	March 31,		Change
	2016	2015
Sales and Marketing
Neurometric Services	$256,100	$264,900	3%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and miscellaneous expenses. The reason for the change in these expenses is discussed below.

	Six months ended
	March 31,
Key Expense Categories	2016	2015	Change
(1) Salaries and benefit costs	$68,600	$117,500	$(48,900)
(2) Consulting fees	77,100	108,900	(31,800)
(3) Advertising and marketing costs	93,400	29,000	64,400
(4) Other miscellaneous costs	17,000	9,500	7,500
Total Sales and marketing	$256,100	$264,900	$(8,800)

Comparing the six-month period ended March 31, 2016, with the corresponding period in 2015:

(1)	Salaries and benefits for the 2016 period, decreased by $48,900 as some stock compensation had become fully amortized; and
(2)	Consulting fees for the 2016 period decreased by $31,800: this is primarily due to the non-recurrence of consulting fees amounting to $30,000 paid to a U.K. based consultant during the 2015 period in a failed attempt to sign a service contract with a U.K. based healthcare group; additionally we incurred some public relations costs for being on the CBS television show, “The Doctors”, which aired in January 2015.

(3)	Advertising and marketing expenses increased for 2016 period by a net $64,400; of this increase approximately $66,400 was due to social media advertising focused on the Southern California market which has resulted in a substantial increase in lead generation to over 1,000 potential patient leads per month.

(4)	Miscellaneous expenditures increased for the 2016 period by a net $7,500. The 2016 period increase was due to the subscription of a lead-automation software application to assist with the efficient tracking of leads generated by our social media advertising campaign; additionally we also incurred some costs related to establishing the MAC Center. These 2016 period cost increases were partially offset by a decrease in travel related expenditure to attend a conference in the 2015 period.

General and administrative

	Six months ended		Percent
	March 31,		Change
	2016	2015
General and administrative
Neurometric Services	$749,600	$851,900	(12)%

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

	Six months ended
	March 31,
Key Expense Categories	2016	2015	Change
(1) Salaries and benefit costs	$353,100	$363,600	$(10,500)
(2) Legal fees	53,000	120,500	(67,500)
(3) Other professional and consulting fees	74,000	71,500	2,500
(4) Patent costs	51,300	58,500	(7,200)
(5) Marketing and investor relations costs	21,800	48,600	(26,800)
(6) Conference and travel costs	30,200	42,900	(12,700)
(7) Dues & subscriptions fees	40,800	38,500	2,300
(8) General administrative and occupancy costs	125,400	107,800	17,600
Total General and administrative costs	$749,600	$851,900	$(102,300)

Comparing the six-month period ended March 31, 2016, with the corresponding period in 2015:

(1)	Salaries and benefit expenses decreased by $10,500 for the 2016 period; this was primarily due to a net $18,900 reduction in stock compensation as stock options became fully vested; the remainder of the difference was offset by a minor increases in payroll taxes and benefit expenses. The actual salary expenditures remained unchanged during the two periods; and

(2)	Legal fees decreased by $67,500 for the 2016 period. This reduction was substantially due to a renegotiation of our fees associated with our lobbying efforts. This reduction was partially offset by a $12,100 increase in expenditure in litigation fees in the 2016 period and an increase in legal fees due to the documentation of our private placement financing activities; and

(3)	Other professional and consulting fees had minimal change for the 2016 and 2015 periods; the minor increase was due to the timing of tax services; and

(4)	Patent costs decreased by $7,200 due to the timing and volume of patent and trademark applications and maintenance costs;

(5)	Marketing and investor relations costs decreased by a net $26,800 for the 2016 period: The decrease was primarily due to the engagement of RedChip Companies, Inc. for investor relations services during the 2015 period which cost approximately $22,500 in fees and $21,600 as the fair value of issued warrants. This 2015 period expenditure has been partially offset by the engagement of a public relations firm, Dian Griesel International, during the 2016 period;

(6)	Conference and travel costs decreased by a net $12,700 for the 2016 period. This is largely because international travel and a road show, which occurred in the 2015 period, did not reoccur in the 2016 period. The reduction of cost was partially offset by management traveling to New York for the Annual Stockholders’ Meeting during the 2016 period.

(7)	Dues and subscription costs increased marginally by $2,300 for 2016 period largely due to fees associated with our Annual Stockholders Meeting held in October 2015; and

(8)	General, administrative and occupancy expenses increased by $17,600 in the 2016 period, largely due to printing costs associated with the Annual Stockholders’ Meeting, an increase in D&O and Workers’ Compensation insurances and costs associated with the move of our corporate office to our new location.

Other Expense

	Six months ended		Percent
	March 31,		Change
	2016	2015
Other Expense
Neurometric Services expense, net	$(2,279,000)	$(6,700)	33915%

For the six-month periods ended March 31, 2016 and 2015, changes in net non-operating Other Income (Expense) for Neurometric Services were as follows:

•	For the 2016 period, we incurred non-cash interest charges totaling $739,800 of which $88,800 was accrued interest on our convertible promissory notes at 5% per annum; the balance of $651,000 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges; only $1,300 was for actual net interest paid in cash during the period. For the 2015 period, we incurred non-cash interest charges totaling $106,000 of which $42,700 was accrued interest on our convertible promissory notes at 5% per annum; the balance was comprised of $61,900 of beneficial conversion discount amortization on convertible promissory notes; only $1,400 was for actual net interest paid in cash during the period.

•	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the resultant change in fair value of non-hedging derivative instruments are to be recognized in current earnings. For the 2016 period, we revalued our derivative liabilities for the beneficial conversion feature of the convertible promissory notes which resulted in a net non-cash gain on derivative liabilities of $798,200. For 2015 period, we revalued our derivative liabilities for the promissory note beneficial conversion feature which resulted in a non-cash loss on derivative liabilities of $99,300.

•	For the 2016 period, we incurred a non-cash loss of $2,337,400 as a result of the accounting for the extinguishment of debt. The debt extinguishment accounting was precipitated by the changes in the fair value of existing notes pursuant to the Amended Note & Warrant Purchase Agreement which extended the maturity date of the existing Notes and provided 100% warrant coverage of the shares underlying the Notes. No similar transaction occurred in the 2015 period.

Net Loss

	Six months ended		Percent
	March 31,		Change
	2016	2015
Neurometric Services net loss	$(3,594,000)	$(1,570,900)	295%

The net loss for our Neurometric Services business of $3.6 million for the six-month period ended March 31, 2016, compared to the approximately $1.6 million loss in the corresponding period in the prior year is primarily due to the large non-cash accounting charges in our Other Income (Expense) expense category described above.

The Company’s operating loss of $1.3 million for the six-month period ended March 31, 2016, is a reduction of $0.2 million from the $1.6 million loss in the corresponding period in the prior year. This is due to substantial reductions in expenditures across all cost centers. These reductions were due in part to the Walter Reed Trial being suspended as well as continuing efforts to reduce expenditures across the board.

Liquidity and Capital Resources

Since our inception, we have never been profitable and we have generated significant losses. As of March 31, 2016, we had an accumulated deficit of approximately $66.2 million compared to our accumulated deficit as of March 31, 2015, which was approximately $60.8 million. We have not yet achieved profitability and anticipate that we will continue to incur losses for the foreseeable future. Our management expects that with our proposed clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of March 31, 2016, we had $440,200 in cash and cash equivalents and a working capital deficit of approximately $1.05 million. This is compared to our cash position of $310,000 in cash and cash equivalents as of March 31, 2015, and a working capital deficit of $3.15 million. The reduction in our working capital deficit is primarily due to the reclassification of our secured convertible debt and associated derivative liabilities to long-term liabilities as the maturity date of the debt was extended to December 2017. Furthermore, our cash on hand and prepaid assets increased in the 2016 period, thereby further reducing our working capital deficit.

The Company has been funded through multiple rounds of private placements primarily from members of our Board or our affiliates. For details please refer to Item 2. Private Placement Transactions and Notes 3 and 6 to the Unaudited Condensed Consolidated Financial Statements.

Since September 22, 2014, we have raised $4.9 million of Secured Convertible Notes. These Notes are automatically convertible upon an equity offering of $5 million or more, or can be voluntarily converted at the option of the Noteholder 15 days before the maturity date of December 31, 2017. We do not now have, and, unless the notes are automatically or voluntarily converted, are not likely to have on the maturity date thereof, the cash necessary to repay the Notes when they become due.  If we are unable to repay the Notes when due, the holders could pursue any remedies available to them, which could result in a complete foreclosure on their security interest in the assets of the Company in which case, the common stock of the Company would likely have no value.

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

We need additional funds to conduct our SoCal Study clinical trial and to continue our operations and will need substantial additional funds before we can implement our initiatives to increase demand for our PEER Online services. We are continuing to explore additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail. Furthermore, any additional equity funding may result in significant dilution to existing stockholders and, if we incur debt financing, a substantial portion of our operating cash flow may be dedicated to the repayment of principal and interest on such indebtedness, thus limiting funds available for our business activities.

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

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

•	the amount and timing of costs we incur in connection with our clinical trials and product development activities, including enhancements to our PEER Online database and costs we incur to further validate the efficacy of our technology;
•	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our selling and marketing efforts;
•	whether we incur additional consulting and legal fees in our efforts to conducting a Non-Significant Risk study under an FDA requirements, which will enable us to obtain a 510(k) clearance from the FDA; and
•	if we expand our business by acquiring or investing in complimentary businesses.

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

Between September 2014, and May 2016 we have raised $4.9 million through the private placement of secured convertible debt with an exercise price of $0.05 per share of Common Stock and the issuance of 100% warrant coverage on the common stock underlying the secured convertible debt exercisable at $0.05 per share. Of this funding $4.45 million, or 91%, was provided by directors, an officer and affiliates of the Company.

For details of these financings please See Note 3 and Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cash Flows

Net cash used in operating activities was $1,339,900 for the six months ended March 31, 2016, compared to $1,343,700 for the same period in 2015. Consequently, the net reduction in cash used for operations between the two periods was only $3,800.

During the six months ended March 31, 2016, the Company purchased $1,000 of office furniture for the MAC Center and invested $9,000 in an intangible asset, which is the development of a software application to collect patient outcomes. During the corresponding period in 2015, the Company had no investment activities.

Financing activities for the six-month period ended March 31, 2016, consisted of $1.36 million in cash proceeds received from private placements pursuant to the Second Amended Note & Warrant Purchase Agreement from four accredited investors of which three are affiliated with the Company as follows: $500,000 from John Pappajohn, a director; $750,000 from RSJ PE, of which Michal Votruba, a director, is a director; and $10,000 from Geoffrey Harris, a director. During the corresponding period in 2015 the Company raised $415,000 from affiliates as follows: $215,000 from The Tierney Family Trust, a greater than 5% stockholder, of which Thomas Tierney our former Chairman is a trustee; $100,000 from The Follman Family Trust, of which our director Robert Follman is a trustee; and $100,000 from John Pappajohn, a director. The Company used $2,000 and $1,900 during the 2016 and 2015 periods respectively, to repay capital leases.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.         Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15, as of March 31, 2016, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

To the knowledge of our management, including our PEO and PFO, there were none of the aforementioned deficiencies leading to a misstatement of our results of operations for the six months ended March 31, 2016, or statement of financial position as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

During the quarterly period ending March 31, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement Transactions

From September 22, 2014, through May 4, 2016, the Company entered into the Note Purchase and Warrant Purchase Agreements in connection with a bridge financing, with 18 accredited investors. Pursuant to the Second Amended Note & Warrant Purchase Agreement, the Company issued 32 secured convertible promissory notes and warrants in the aggregate principal amount of $4.9 million.

Refer to Note 3. Convertible Debt and Equity Financings, Note 6. Related Party Transactions and Note 9.Subsequent Events of our Unaudited Condensed Consolidated Financial Statements for details of the abovementioned transaction, which detail is incorporated herein by reference to such notes.

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

MYnd Analytics, Inc.

Date: May 16, 2016		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer (Principal Executive Officer)

/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer (Principal Financial Officer)

