Form 10-Q
period 2016-06-30
MYnd Analytics, Inc.
filed 2016-08-15
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016, the issuer had 107,467,409 shares of common stock, par value $0.001 per share, issued and outstanding.

MYnd Analytics, Inc.

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the nine months ended June 30,
	2016	2015	2016	2015
REVENUES
Neurometric Services	$21,100	$31,000	$66,500	$74,600

Cost of neurometric services revenue	1,500	1,200	4,100	4,100
Research	17,500	22,700	62,800	69,400
Product development	224,900	121,900	531,200	559,300
Sales and marketing	158,100	31,100	414,200	296,000
General and administrative	428,300	410,100	1,178,100	1,262,000

Total operating expenses	830,300	587,000	2,190,400	2,190,800

OPERATING LOSS	(809,200)	(556,000)	(2,123,900)	(2,116,200)

OTHER INCOME (EXPENSE):
Interest expense, net	(487,900)	(65,900)	(1,227,700)	(171,900)
Loss on extinguishment of debt	-	-	(2,337,400)	-
Gain on derivative liabilities	237,700	85,900	1,035,900	185,200
Finance fees	(20,000)	-	(20,000)	-
Legal settlement accrual	(275,000)	-	(275,000)	-
Total other income (expense)	(545,200)	20,000	(2,824,200)	13,300
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,354,400)	(536,000)	(4,948,100)	(2,102,900)
Provision for income taxes	-	800	300	4,700
NET LOSS	$(1,354,400)	$(536,800)	$(4,948,400)	$(2,107,600)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	$(0.01)	$(0.01)	$(0.05)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	107,160,957	101,667,409	104,082,463	101,667,409

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited as at June 30,	Audited as at September 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$430,800	$432,100
Accounts receivable (net of allowance for doubtful accounts of $1,200 and $1,200 as of June 30, 2016, and September 30, 2015, respectively)	3,200	11,800
Prepaid insurance	94,800	57,400
Prepaid other assets	78,000	46,900
Total current assets	606,800	548,200
Furniture and equipment, net	8,800	1,700
Intangible assets	77,200	13,100
Other assets	13,600	4,100
TOTAL ASSETS	$706,400	$567,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES:
Accounts payable (including $15,000 and $10,000 to related parties as of June 30, 2016, and September 30, 2015, respectively)	$736,400	$852,000
Accrued liabilities	387,700	156,300
Accrued compensation	509,500	418,500
Accrued compensation – related parties	186,200	226,100
Deferred revenue - grant funds	45,900	45,900
Current portion of capital lease	1,200	2,400
Total current liabilities	1,866,900	1,701,200

LONG-TERM LIABILITIES
Secured convertible debt – related parties (net of discounts $494,300 and $209,900 as of June 30, 2016 and September 30, 2015, respectively)	3,755,700	2,240,100
Secured convertible debt - other (net of discounts $81,300 and $28,900 as of June 30, 2016, and September 30, 2015, respectively)	768,700	525,700
Accrued interest	257,000	103,600
Derivative liability	1,473,600	833,000
Long term legal settlement note accrual	50,000	-
Long term portion of capital lease	5,000	-
Total long-term liabilities	6,310,000	3,702,400
TOTAL LIABILITIES	8,176,900	5,403,600
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value; authorized 500,000,000 shares and issued and outstanding 107,467,409 shares and 102,417,409 shares as of June 30, 2016 and September 30, 2015, respectively	107,500	102,400
Additional paid-in capital	59,963,300	57,654,000
Accumulated deficit	(67,541,300)	(62,592,900)
Total stockholders’ deficit	(7,470,500)	(4,836,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$706,400	$567,100

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(4,948,400)	$(2,107,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,900	6,000
Gain on derivative liability valuation	(1,035,900)	(185,200)
Stock based compensation	112,400	204,700
Grant of common stock	128,000	-
Loss on extinguishment of debt	2,337,400	-
Financing expenses	1,225,200	190,900
Legal Settlement Accrual	275,000	-
Changes in operating assets and liabilities:
Accounts receivable	8,600	(2,600)
Prepaids and other	(68,500)	(40,700)
Accounts payable and accrued liabilities	(109,200)	(28,100)
Security deposits	(9,500)	-
Deferred compensation	51,100	250,000
Net cash used in operating activities	(2,029,900)	(1,712,600)
INVESTING ACTIVITIES:
Purchase of fixed assets	(2,800)	-
Disposal of equipment	-	1,500
Intangible assets	(65,700)	-
Net cash used in investing activities	(68,500)	1,500
FINANCING ACTIVITIES:
Repayment of a capital lease	(2,900)	(2,700)
Net proceeds from issuance of secured convertible debt	2,100,000	615,000
Net cash provided by (used in) financing activities	2,097,100	612,300
NET INCREASE (DECREASE) IN CASH	(1,300)	(1,098,800)
CASH- BEGINNING OF THE QUARTER	432,100	1,240,600
CASH- END OF THE QUARTER	$430,800	$141,800
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,400	$2,700
Finance Fees	20,000	-
Income taxes	$300	$4,700

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2016

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2015 (Audited)	102,417,409	$102,400	$57,654,000	$(62,592,900)	$(4,836,500)
Stock-based compensation	—	—	112,400	—	112,400
Extension Warrants issued to note holders	—	—	1,196,000	—	1,196,000
Note Warrants issued to note holders	—	—	878,000	—	878,000
Stock issued to vendor	300,000	300	6,600	—	6,900
Restricted Stock compensation	4,750,000	4,800	116,300	—	121,100
Net loss	—	—	—	(4,948,400)	(4,948,400)
Balance at June 30, 2016	107,467,409	$107,500	$59,963,300	$(67,541,300)	$(7,470,500)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

At our annual meeting of stockholders held on October 28, 2015, our stockholders approved a proposal to change the Company’s name to MYnd Analytics, Inc. from CNS Response, Inc. The Company’s charter was officially amended on November 2, 2015.

MYnd Analytics, Inc. (“MYnd,” “we,” “us,” “our,” or the “Company”), formerly known as CNS Response, Inc., was incorporated in Delaware on March 20, 1987, under the name Age Research, Inc.  Prior to January 16, 2007, the Company (then called Strativation, Inc.) was a “shell company” with nominal assets and its sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.  On January 16, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CNS Response, Inc., a California corporation formed on January 11, 2000 (“CNS California”), and CNS Merger Corporation, a California corporation and the Company’s wholly-owned subsidiary (“MergerCo”) pursuant to which the Company agreed to acquire CNS California in a merger transaction wherein MergerCo would merge with and into CNS California, with CNS California being the surviving corporation (the “Merger”). On March 7, 2007, the Merger closed, CNS California became a wholly-owned subsidiary of the Company, and on the same date the corporate name was changed from Strativation, Inc. to CNS Response, Inc. At the annual meeting held on October 28, 2015, stockholders approved a change in our name from CNS Response, Inc. to MYnd Analytics, Inc. On November 2, 2015, the Company filed an amendment to its Articles of Incorporation which, among other things, effected the name change to MYnd Analytics, Inc.

The Company is a predictive analytics company that provides objective clinical decision support to mental healthcare providers for the personalized treatment of behavioral disorders, including depression, anxiety, bipolar disorder, post-traumatic stress disorder (“PTSD”) and other non-psychotic disorders. The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to a range of medications prescribed for the treatment of behavioral disorders. Management intends to conduct a series of clinical trials, termed in aggregate The SMART-MD Trial. The protocols used in this series of trials will be substantially similar to the protocol approved by the Walter Reed Institutional Review Board (the "Walter Reed IRB") during our 2013-2014 clinical trial at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital (“Fort Belvoir”) (collectively, the “Walter Reed PEER Trial”). The protocol utilizes our neurometric platform to provide PEER Reports to clinicians treating patients with a primary diagnosis of depression with various comorbidities allowed, if present, to include PTSD and mild traumatic brain injury (“mTBI"). The first trial in the series is the Canadian Armed Forces Trial, which has commenced, followed by parallel trials in Southern California, the SoCal Trial, and other U.S. locations. The protocols for the Canadian Armed Forces Trial and the SoCal Trial have been approved by their respective institutional review boards and are ready for initiation and the recruitment of study subjects. The objective of the SMART-MD Trial is to provide additional information to demonstrate the clinical and economic utility of our neurometric platform. We are in discussions to conduct additional studies with other groups and organizations. We are also focusing our direct-to-consumer marketing efforts using social media within California to boost our commercialization of the PEER Online platform and its PEER Reports.

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

The Company’s continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern. The Company has limited cash resources for its operations and will need to raise additional funds to meet its obligations as they become due. As of June 30, 2016, we had an accumulated deficit of $67,541,300. For the nine months ended June 30, 2016 and 2015, we had net losses from operations of $2,123,900 and $2,116,200 respectively. Net cash used in operating activities for the nine months ended June 30, 2016 and 2015, were $2,029,900 and $1,712,600 respectively.

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

Between September 22, 2014, and June 30, 2016, the Company issued secured convertible debt in the aggregate principal amount of $5,100,000. During the fiscal year ended September 30, 2015, the aggregate gross proceeds to the Company were $1,350,000 from the debt offering. Additionally, for the nine months ended June 30, 2016, the Company issued secured convertible debt in the aggregate principal amount of $2,100,000.

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At June 30, 2016 cash exceeds the federally insured limit by $180,800.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2016, the Company’s only derivative financial instruments were a series of convertible notes having embedded derivative liabilities based on the conversion price of the note relative to the market price of a share of Common Stock on the valuation date. See Notes 3 & 4.

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

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

	June 30, 2016	September 30, 2015
Annual dividend yield	-	-
Expected life (years)	1.5	0.5
Risk-free interest rate	0.58%	0.08%
Expected volatility	206.51%	48%

	Carrying Value	Fair Value Measurements at
	As of	June 30, 2016
	June 30,	Using Fair Value Hierarchy
	2016	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities	1,473,600	-	-	1,473,600
Total	$1,473,600	$-	$-	$1,473,600

	Carrying Value	Fair Value Measurements at
	As of	September 30, 2015
	September 30,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities	833,000	-	-	833,000
Total	$833,000	$-	$-	$833,000

For a roll-forward analysis of embedded derivative liabilities refer to Note 4. Derivative Liabilities

At June 30, 2016 and September 30, 2015, the Company had derivative liabilities of $1,473,600 and $833,000 respectively. For the nine months ending June 30, 2016 and 2015, the Company had gains on the fair valuation of derivative liabilities of $1,035,900 and $185,200 on fair valuation of derivative liabilities respectively.  As of June 30, 2016, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection which as of June 30, 2016 and September 30, 2015 were $1,200 and $1,200 respectively.

Furniture and Equipment

Furniture and Equipment, which are recorded at cost, consist of office furniture, computer equipment and copiers and printers which are depreciated over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be between three and five years.  Depreciation for the nine months ended June 30, 2016 and 2015 was $2,400 and $5,500 respectively.  Accumulated depreciation on furniture and equipment at June 30, 2016 and September 30, 2015 was $66,300 and $74,500, respectively.

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the nine months ended June 30, 2016 and 2015.

Intangible Assets

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheet. Capitalized software development costs are amortized over three years. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At June 30, 2016, the Company had $65,700 in capitalized software development of which $56,700 and $65,700 was capitalized during the three and nine months ended June 30, 2016. The Company will begin amortizing the software over its estimated economic life once it has been placed into service. For the three and nine months ended June 30, 2016, there has been no amortization expense for capitalized software development as it has not yet been placed into service.

On November 23, 2011, the Company acquired intellectual property in the form of transcranial magnetic stimulation (TMS) biomarkers at a cost of $21,200 which was recorded at cost and is being amortized over its estimated useful life of 10 years on a straight-line basis. Amortization for the nine months ended June 30, 2016 and 2015 was $1,600 for both periods.  Accumulated depreciation on the intellectual property at June 30, 2016 and September 30, 2015 was $9,700 and $8,100, respectively.

Accounts Payable

Accounts payable consists of trade payables of which $344,600 and $511,500 are for legal services at June 30, 2016 and 2015 respectively.

Deferred Revenue

Deferred revenue represents revenue collected but not earned as of June 30, 2016. This represents a philanthropic grant for the payment of PEER Reports ordered for a clinical trial, which are otherwise not paid for by the military. These deferred revenue grant funds as of June 30, 2016 and 2015 are $45,900 for both periods.

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

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the nine months ended June 30, 2016 and 2015 advertising expenses were $148,300 and $18,600 respectively.

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

Comprehensive Income (Loss)

ASC 220-10 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the nine months ended June 30, 2016 and 2015.

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

Between February 23, 2016 and June 30, 2016, the Company issued to the seven accredited investor purchasers thereof (i) an aggregate principal amount of $1,100,000 in Notes and (ii) a warrant to each holder of such Notes to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying their respective Note (each, also a "Note Warrant"). A total of 22,000,000 shares of Common Stock in the aggregate underlie these Note Warrants. Five of the purchasers were affiliates of the Company as follows: (i) Geoffrey E. Harris, a member of the Board, purchased a Note on February 23, 2016, for $10,000 and was issued a Note Warrant to purchase 200,000 shares of Common Stock; (ii) John Pappajohn, a member of the Board, purchased two 2015 Notes on March 31, 2016 and April 11, 2016, for $250,000 each, and was issued a Note Warrant to purchase 10,000,000 shares of Common Stock; (iii) Robin Smith, the chairman of the board, purchased a 2015 Note on April 21, 2016, for $40,000, and was issued a Note Warrant to purchase 800,000 shares of Common Stock; and, (iv) George Carpenter, an officer of the Company, along with his wife Jill, purchased a 2015 Note on May 4, 2016, for $50,000, and were issued a Note Warrant to purchase 1,000,000 shares of Common Stock.

The table below provides additional detail regarding the Notes as of June 30, 2016, with respect to the carrying value and discount on the Balance Sheet.

		As of June 30, 2016
Note Type and Investor	Due Date	Balance	Discount	Carrying Value
Secured 5% Notes Convertible at $0.05 (the “Notes”)		($)	($)	($)
Related Parties:
RSJ Private Equity	12/31/2017	$1,850,000	$(180,300)	$1,669,700
John Pappajohn	12/31/2017	1,050,000	(196,400)	853,600
Tierney Family Trust	12/31/2017	540,000	-	540,000
Follman Family Trust	12/31/2017	450,000	(87,400)	362,600
Oman Ventures	12/31/2017	200,000	-	200,000
Robin L. Smith	12/31/2017	100,000	(11,300)	88,700
George and Jill Carpenter	12/31/2017	50,000	(14,900)	35,100
Geoffrey E. Harris	12/31/2017	10,000	(4,000)	6,000
Total Related Parties		4,250,000	(494,300)	3,755,700
Others:
12 Accredited Investors	12/31/2017	850,000	(81,300)	768,700
Total Secured Convertible Promissory Notes		$5,100,000	$(575,600)	$4,524,400

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

Pursuant to the Second Amended and Restated Note and Warrant Agreement, all Notes: (i) mature on December 31, 2017 (subject to earlier conversion or prepayment), (ii) earn interest at a rate of 5% per annum with interest payable at maturity, and (iii) are convertible into shares of Common Stock (a) automatically upon the closing of a qualified offering of no less than $5 million, at a conversion price of $0.05 per share or (b) voluntarily, within 15 days prior to maturity, at a conversion price of $0.05 per share. No Note may be prepaid without the prior written consent of the holder of such Note. The Notes are secured by a security interest in the Company's intellectual property, as detailed in the amended and restated security agreement. Upon a change of control of the Company (as described in the Notes), the holder of a Note will have the option to have the Note repaid with a premium equal to 50% of the outstanding principal. For further note purchases refer to Note 9. Subsequent Events.

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

Pursuant to the Second Amended Note & Warrant Agreement, on December 23 and December 28, 2015, the Company issued to the two purchasers of December 2015 Notes in the aggregate principal amount of $1,000,000 of secured convertible promissory notes. Between February 23, 2016 and June 30, 2016, the Company issues three additional Notes to seven purchasers in the aggregate principal amount of $1,100,000 of secured convertible promissory notes.

Consequently, on June 30, 2016, notes in the aggregate principal amount of $5.1 million were revalued, and the derivative liability value was determined to be $1,473,600; the offset was booked to other income as a Gain on Derivative Liability of $237,700 for the three months then ended.

The range of Black-Scholes option-pricing model assumption inputs for all the valuation dates are in the table below:

	September 30, 2015 through to June 30, 2016
	Low	High
Annual dividend yield	—	—
Expected life (years)	0.2	2.00
Risk-free interest rate	0.08%	1.06%
Expected volatility	47.83%	232.60%

The following tables include a roll-forward of liabilities classified within Levels 1, 2 and 3:

	Nine months Ended June 30, 2016
	Level 1	Level 2	Level 3

Stock warrant and other derivative liabilities at September 30, 2015	$-	$-	$833,000
$3M of convertible debt prior to amendment	-	-	(772,800)
$3M of convertible debt as amended	-	-	962,300
Issuance of warrants and other derivatives	-	-	714,200
Change in fair value	-	-	(263,100)
Stock warrant and other derivative liabilities at June 30, 2016	$-	$-	$1,473,600

	Nine months Ended June 30, 2015
	Level 1	Level 2	Level 3

Stock warrant and other derivative liabilities at September 30, 2014	$-	$-	$153,100
Change in fair value	-	-	(153,100)
Stock warrant and other derivative liabilities at June 30, 2015	$-	$-	$-

The net changes in Derivative Liabilities for transactions which were booked to other income resulted in a net gain on derivative liabilities of $1,035,900 and $185,200 for the nine months ended June 30, 2016 and 2015 respectively.

The net changes in Extinguishment of Debt for transactions which were booked to other income resulted in a net loss on extinguishment of debt of $2,337,400 for the nine months ended June 30, 2016. For the same period in 2015 we had no similar expenses.

As of June 30, 2016 and September 30, 2015 we had derivative liabilities of $1,473,600 and $833,000 respectively.

5.	STOCKHOLDERS’ DEFICIT

Common and Preferred Stock

At the Company’s annual stockholders meeting held on October 28, 2015, stockholders approved to amend the Company’s Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance from 180,000,000 to 500,000,000 shares.

As of June 30, 2016, the Company is authorized to issue 515,000,000 shares of stock, of which 500,000,000 are Common Stock; the remaining 15,000,000 shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board is expressly authorized to issue without stockholder approval, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

As of June 30, 2016, 107,467,409 shares of Common Stock were issued and outstanding. No shares of preferred stock were issued or outstanding.

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

On January 15, 2016, the Company engaged Dian Griesel International (DGI) for a 12 month long consulting agreement to provide public and investor relations services. The fee for the services is $5,000 per month, plus out-of-pocket expenses. As an origination fee for the agreement, the Board approved the issuance of 300,000 shares of common stock to Ms. Griesel on January 15, 2016. The aggregate value of these shares on the date of grant was $6,900. The agreement with DGI was cancelled in May, 2016.

On April 5, 2016, the Board granted shares of Common Stock to Board members as follows: 1,000,000 shares to our Chairman, Dr. Smith, 500,000 shares to the Chairman of our Audit Committee, Mr. Harris and 250,000 shares to each of our remaining directors, Messrs. Pappajohn, Follman, McAdoo, Sassine and Votruba. Mr. Votruba’s shares are assigned to RSJ PE, the organization which he represents. These shares, which are fully vested, were valued at $0.0255 per share, the closing price of the shares on the day of grant, and were valued in aggregate at $68,900.

Also on April 5, 2016, the Board granted 1,000,000 shares of Common Stock to each of the two officers of the Company, George Carpenter, CEO and Paul Buck CFO. The shares vest as follows: 50% vested on the date of grant and the remaining 50% vest pro rata over twelve months starting on the date of grant. These shares were valued at $0.0255 per share, the closing price of the shares on the date of grant, and were valued in aggregate at $51,000.

Stock-Option Plans

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the Board. A total of 667,667 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of June 30, 2016, 70,825 options were exercised and there were 501,924 options and 6,132 restricted shares outstanding under the amended 2006 Plan with a residual 87,786 shares which will not be issued as the 2006 Plan has been frozen. The outstanding options have exercise prices to purchase shares of Common Stock ranging from $3.60 to $32.70.

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

On April 5, 2016, the Board approved a further amendment of the 2012 Plan to increase the Common Stock authorized for issuance from 15,000,000 shares to 40,000,000 shares. This amendment to the 2012 Plan will require approval by our stockholders at the next Annual Meeting.

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

On April 5, 2016, the Board granted options to purchase 1,450,000 shares of the Company’s Common Stock under the 2012 Plan to staff members and options to purchase 200,000 shares of the Company’s Common Stock to our consultant, DCA. These options vest pro-rata over 12 months starting on the date of grant. The grants of options to staff and consultant are valued $0.0255 per share, which was the closing price on the OTC.QB of the Company’s Common Stock on the date of grant. The grant of these options is subject to shareholder approval of the expansion of the shares allocated for the 2012 Plan at the next Annual Meeting.

 As of June 30, 2016, under the 2012 Plan as amended, options to purchase 15,378,087 shares of Common Stock and 750,000 restricted shares remain outstanding. No options have been exercised under the 2012 Plan and 521,913 shares remain available for issuance.

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three and nine months ended June 30, 2016 and 2015 is as follows:

	For the three months ended June 30,
	2016	2015
Research	10,400	10,400
Product Development	15,600	9,200
Sales and marketing	7,700	9,100
General and administrative	7,800	13,700
Total	$41,500	$42,400

	For the nine months ended June 30,
	2016	2015
Research	31,200	31,200
Product Development	32,400	43,200
Sales and marketing	22,600	72,500
General and administrative	26,200	57,800
Total	$112,400	$204,700

Total unrecognized stock-based compensation as of June 30, 2016, amounted to $145,443.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2015	14,230,011	$0.75
Granted	1,650,000	0.0255
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2016	15,880,011	$0.67

Following is a summary of the status of options outstanding at June 30, 2016:

Exercise Price ($)		Number of Shares	Expiration Date	Weighted Average Exercise Price ($)
	$0.0255	1,650,000	04/2026	$0.0255
	0.055	1,750,000	08/2025	0.055
	0.04718	8,795,308	12/2022 – 01/2023	0.04718
	0.25	2,715,109	03/2023 – 01/2025	0.25
	0.26	425,000	07/2024	0.26
	3.00	42,670	03/2022	3.00
	3.60	28,648	08/2016	3.60
	3.96	32,928	08/2016	3.96
	9.00	4,525	11/2016	9.00
	12.00	28,535	03/2019 – 07/2020	12.00
	14.10	10,000	03/2021	14.10
	15.30	1,373	09/2018	15.30
	16.50	262,441	03/2020	16.50
	17.70	953	08/2016	17.70
	24.00	4,667	12/2017	24.00
	26.70	32,297	09/2017	26.70
	28.80	11,767	04/2018	28.80
	32.70	83,790	08/2017	32.70
$	Total	15,880,011	Average	$0.67

Warrants to Purchase Common Stock

 The warrant activity for the period starting October 1, 2015, through June 30, 2016, is described as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2015	781,524	$0.53
Granted	102,800,000	0.05
Exercised	-	-
Expired	(150,003)	0.54
Outstanding at June 30, 2016	103,431,521	$0.05

Following is a summary of the status of warrants outstanding at June 30, 2016:

Exercise Price		Number of Shares		Expiration Date	Weighted Average Exercise Price
	$0.04718	38,152		03/2018	$0.04718
	0.05	42,000,000	(1)	12/31/2020	0.05
	0.05	800,000	(2)	12/31/2020	0.05
	0.05	60,000,000	(3)	12/31/2020	0.05
	0.25	232,200		03/2017 – 07/2017	0.25
	0.275	324,000		06/2018 – 03/2019	0.275
	1.00	20,501		12/2016 – 01/2017	1.00
	9.00	16,668		07/2017	9.00
$	Total	103,431,521			$0.05

(1) Pursuant to the Second Amended Note and Warrant Purchase Agreement between December 23, 2015, and June 30, 2016 the Company issued ten Notes (including the December 2015 Notes) to the eight purchasers thereof for an aggregate principal amount of $2,100,000, and issued ten corresponding Note Warrants to purchase an aggregate of 42,000,000 shares of the Company's Common Stock. The Note Warrants were issued to purchasers of Notes in an amount equal to 100% of the shares underlying their December 2015 Notes. Each Note Warrant is exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that is forty-five (45) days following the date on which the daily closing price of shares of the Company's Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company's Common Stock is traded or listed) exceeds $0.25 for at least ten (10) consecutive trading days. In connection therewith, the Company will promptly notify the Note Warrant holders in the event that the daily closing price of the Company's shares of Common Stock exceeds $0.25 for at least ten (10) consecutive trading days. 2 million Note Warrants were issued to one accredited investor and 25.2 million Note Warrants were issued to Directors; for further detail refer to Note 6. Related Party Transactions.

(2) On June 10, 2016 we issued two warrants, pursuant to a Finder’s Fee Agreement with Maxim Group LLC, to purchase in aggregate 800,000 shares of Common Stock following the introduction of an accredited investor who entered into a Second Amended Note and Warrant Purchase Agreement in the principal amount of $200,000. The terms of these warrants are identical to the Note Warrants mentioned in (1) above. Pursuant to the Finder’s Fee Agreement, Maxim was also paid $20,000 for their efforts.

(3) On December 23, 2015, in consideration for the agreement to extend the maturity date of the Notes, the Company issued to holders of all Notes outstanding prior to the date of the Second Amended Note & Warrant Agreement, Extension Warrants to purchase an aggregate of 60,000,000 shares of Common Stock. Each such holder was issued an Extension Warrant to purchase Common Stock in an amount equal to 100% of the shares underlying each such holder's previously outstanding Notes. Extension Warrants to purchase 11,000,000 shares of Common Stock were issued to 10 accredited investors and Extension Warrants to purchase 49,000,000 shares of Common Stock were issued to Directors and Affiliates; for further detail refer to Note 6. Related Party Transactions.

On December 23, 2015, we valued the Extension Warrants to purchase 60,000,000 shares of Common Stock using the Black-Scholes model and determined their value to be $1,196,000, which was booked as an Extinguishment of Debt expense.

 The range of Black-Scholes option-pricing model assumption inputs for the nine months ended June 30, 2016, were as follows:

December 23, 2015 through June 30, 2016
Annual dividend yield	-
Expected life (years)	5.00
Risk-free interest rate	1.14% ~ 1.74%
Expected volatility	255.30% ~ 272.56%

At June 30, 2016, there were warrants outstanding to purchase 103,431,521 shares of the Company’s Common Stock. The exercise prices of the outstanding warrants range from $0.04718 to $9.00 with a weighted average exercise price of $0.05. The warrants expire at various times starting 2016 through 2020.

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

Note Purchase Agreement, Notes and Omnibus Amendment and Second Amendment Note & Warrant Agreement

Between September 22, 2014, and July 20, 2015, the Company entered into the Original Note Purchase Agreement in connection with a bridge financing, with nine accredited investors, including lead investor RSJ PE. Pursuant to the Original Note Purchase Agreement, the Company issued fifteen September 2014 Note in the aggregate principal amount of $2.27 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. The September 2014 Notes were also purchased by the following affiliates of the Company or entities under their control: RSJ PE, of which Michal Votruba is a director, which purchased a September 2014 Note for $750,000; the Company’s director, John Pappajohn, purchased three September 2014 Notes for $400,000; the Follman Family Trust of which Robert Follman, a director of the Company, is a trustee, purchased a September 2014 Note for $100,000; The Tierney Family Trust, which is a greater than 5% stockholder of the Company, purchased four September 2014 Notes for $540,000, of which Thomas Tierney, a former director and Chairman of the Board, is a trustee; and Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President, purchased a September 2014 Note for $200,000.  Michal Votruba joined our Board on July 30, 2015.

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

During the six months ended June 30, 2016, pursuant to the Second Amended Note & Warrant Agreement the Company issued to seven accredited investor purchasers thereof (i) an aggregate principal amount of $1,100,000 in eight separate Notes and (ii) and a Note Warrant to each holder of such Notes to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying their respective Note. A total of 22,000,000 shares of Common Stock in the aggregate underlie these Notes. Six of the purchasers were affiliates of the Company as follows: (i) Geoffrey E. Harris, a member of the Board, purchased a Note on February 23, 2016, for $10,000 and was issued a Note Warrant to purchase 200,000 shares of Common Stock; (ii) John Pappajohn, a member of the Board, purchased two 2015 Notes on March 31, 2016, and April 11, 2016 for $250,000 each, and was issued two Note Warrants to purchase in aggregate 10,000,000 shares of Common Stock; (iii) The Follman Trust, of which Robert Follman, a member of our Board, is a trustee, purchased a Note on April 7, 2016, for $200,000 and was issued a Note Warrant to purchase 4,000,000 shares of Common Stock; (iv) Dr. Robin Smith, Chairman of the Board, purchased a Note on April 21, 2016, for $40,000 and was issued a Note Warrant to purchase 800,000 shares of Common Stock, and; (v) George Carpenter, the Company’s CEO, and his wife Jill, purchased a Note on May 4, 2016, for $50,000 and were issued a Note Warrant to purchase 1,000,000 shares of Common Stock.

Each Note Warrant is exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that is forty-five (45) days following the date on which the daily closing price of shares of the Company's Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company's Common Stock is traded or listed) exceeds $0.25 for at least ten (10) consecutive trading days. In connection therewith, the Company will promptly notify the Note Warrant holders in the event that the daily closing price of the Company's shares of Common Stock exceeds $0.25 for at least ten (10) consecutive trading days.

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

5-Year Extension Warrants with an non-cashless exercise price of $0.05 issued on December 23, 2015	Secured Convertible Promissory Notes	Warrants to purchase Shares of Common Stock

RSJ Private Equity	$1,850,000	22,000,000
Robin L. Smith	60,000	1,200,000
John Pappajohn	550,000	6,000,000
Tierney Family Trust	540,000	10,800,000
Oman Ventures	200,000	4,000,000
Follman Family Trust	250,000	5,000,000
Total Secured Convertible Promissory Notes	$3,450,000	49,000,000

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

On December 23, 2015, March 31, 2016 and April 11, 2016, Mr. Pappajohn purchased three Notes (including December 2015 Notes) for $250,000 each pursuant to the abovementioned Second Amended Note & Warrant Purchase Agreement. Additionally, in connection with the Second Amended Note & Warrant Purchase Agreement, Mr. Pappajohn was issued Warrants to purchase an aggregate of 16,000,000 shares of Common Stock at $0.05 per share, consisting of two Note Warrants to purchase in aggregate a total of 15,000,000 shares of Common Stock, and an Extension Warrant to purchase 6,000,000 shares of Common Stock.

On May13, 2016, and June 27, 2016, Mr. Pappajohn gifted in aggregate 6,538,258 of his shares of Common Stock to 12 outside parties including family and friends. The transfer of these shares is in process and has not been completed at the time of this filing.

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

On March 17, 2015, September 15, 2015, and April 7, 2016 the Follman Trust purchased Notes for $100,000, $150,000 and $200,000 respectively. Pursuant to the Omnibus Amendment, these Notes are convertible into shares of Common Stock at $0.05 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million or (ii) voluntarily, within 15 days prior to maturity. On December 23, 2015, in connection with the Second Amended Note & Warrant Purchase Agreement, the Follman Trust was issued an Extension Warrant to purchase 5,000,000 shares of Common Stock at $0.05 per share.

On April 7, 2016, the Follman Trust purchased a Note for $200,000 and was issued a Note Warrant to purchase 4,000,000 shares of Common Stock at $0.05 per share.

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

On April 21, 2016, Dr. Smith purchased a Note for $40,000 pursuant to the Second Amended Note & Warrant Purchase Agreement, and was issued a Note Warrant to purchase 800,000 shares of Common Stock at $0.05 per share.

Transaction with Geoffrey E. Harris, Director and Chairman, Audit Committee

On February 23, 2016, Geoffrey E. Harris, purchased a Note for $10,000 pursuant to the Second Amended Note & Warrant Purchase Agreement and was issued a Note Warrant to purchase an aggregate of 200,000 shares of Common Stock at $0.05 per share.

Transactions with George Carpenter, President and Chief Executive Officer

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates, an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. For the period from May 1, 2013 through to March 25, 2015, we had paid $280,000 to Decision Calculus Associates (“DCA”). For the period from March through July of 2015, DCA was not engaged by the Company. Effective August 2015 DCA has been re-engaged at a fee of $10,000 per month. From August 2015 through June 30, 2016, DCA has been paid $85,000 with a further $15,000 balance due in accounts payable.

On May 4, 2016, Mr. and Mrs. Carpenter, purchased a Note for $50,000 pursuant to the Second Amended Note & Warrant Purchase Agreement and were issued a Note Warrant to purchase an aggregate of 1,000,000 shares of Common Stock at $0.05 per share.

Transactions with the SAIL Capital Partners and SAIL Holdings

Mr. Schindler served as a Director between November 29, 2012 and June 11, 2015, and was the Managing Partner of SAIL Capital Partners, which was a greater than 5% stockholder of the Company, and is the general partner of all the SAIL entities except for SAIL Holding, LLC which is controlled directly by Mr. Schindler.

On January 5, 2015, the Company entered into a three-month long consulting engagement with Dr. Eric Warner, Managing Partner, Europe, Middle East & Africa, SAIL Capital Partners Ltd. The objectives of the engagement include the establishment of a revenue-generating licensing agreement in the United Kingdom (U.K.) and initiation of a pilot study of our PEER Online technology. Dr. Warner has been paid $10,000 per month for a total of $30,000. On January 8, 2015, the Board granted Dr. Warner an option to purchase 250,000 shares of Common Stock with an exercise price of $0.25 per share; the option vesting is conditioned on the execution of a licensing agreement and a PEER Online pilot study. The fair value of the option, which was determined using the Black-Scholes model, was $28,300 and was expensed over the term of the engagement.

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

On September 26, 2014, and September 24, 2015, investor RSJ PE purchased two Notes for $750,000 and $350,000 respectively. Pursuant to the Omnibus Amendment, such Notes are convertible into shares of Common Stock at $0.05 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million, or (ii) voluntarily, within 15 days prior to maturity.

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

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three and nine months ended June 30, 2016 and 2015, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three and nine months ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30,
	2016	2015
Net Loss for computation of basic and diluted net loss per share:
Net loss	$(1,354,400)	$(536,800)
Basic and Diluted net loss per share:
Basic net loss per share	$(0.01)	$(0.01)

Basic and Diluted weighted average shares outstanding	107,160,957	101,667,409

The weighted average of anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	98,723,522	-
Warrants	98,146,529	1,100,794
Options	15,788,344	11,992,499

	Nine months ended June 30,
	2016	2015
Net Loss for computation of basic and diluted net loss per share:
Net loss	$(4,948,400)	$(2,107,600)
Basic and Diluted net loss per share:
Basic net loss per share	$(0.05)	$(0.02)

Basic and Diluted weighted average shares outstanding	104,082,463	101,667,409

The weighted average of anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	81,730,539	1,854,618
Warrants	61,953,674	841,192
Options	14,749,455	12,563,059

8.	COMMITMENTS AND CONTINGENT LIABILITIES

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

A trial date had originally been set for May 2014. However, plaintiffs’ counsel requested a continuance until August 2014, to which the Company agreed.  On June 18, 2014, at plaintiffs’ counsel’s request, the Company entered into a Standstill and Tolling Agreement, whereby the parties agreed to seek a stay of the litigation and plaintiffs agreed to provide the Company with an executed dismissal of all the claims without prejudice, with the ability to re-file the third amended complaint, without change, on or before June 18, 2015.  The Company had the right to file the executed stipulation of dismissal if the Court lifted the stay.  On May 7, 2015, the parties agreed to continue the Standstill and Tolling Agreement until May 6, 2016, on the same terms. On May 12, 2015, the Court agreed to stay the case for another six months.  On November 4, 2015 the Court lifted the stay, and set the case for trial on March 7, 2016.  On February 3, 2016, the Company filed the executed stipulation of dismissal, thereby ending the current action in Orange County which was captioned Leonard J. Brandt and Brandt Ventures, GP v. CNS Response, Inc., Sail Venture Partners and David Jones, case no. 30-2011-00465655-CU-WT-CJC. The parties have recently entered into settlement negotiations, which have included extensions of the Standstill and Tolling Agreement in order to provide time to attempt to resolve the case. Pursuant to such extensions, if a settlement cannot be reached Mr. Brandt may initiate a new action with a complaint identical to the third amended complaint, without changes, on or before August 15, 2016. The Company continues to believe that Mr. Brandt's allegations set forth in the third amended complaint, like the prior complaints, are without merit. However, the Company has accrued $225,000 for a potential monetary settlement and $50,000 for a long-term promissory note convertible into 1 million shares of Common Stock at $0.05 per share.

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

The Company incurred rent expense from operations of $18,200 and $12,200 for the three months ended June 30, 2016 and 2015, respectively; and $46,700 and $36,700 for the nine months ended June 30, 2016 and 2015, respectively.

On April 24, 2013, we entered into a financial lease to acquire additional EEG equipment costing $8,900.  The term of the lease is 36 months ending May 2016 with a monthly payment of $325. As of June 30, 2016 the lease was paid off.

On January 20, 2016, we entered into a financial lease to acquire a Canon Copier costing $6,700.  The term of the lease is 60 months ending January 2021 with a monthly payment of $135. As of June 30, 2016 the remaining principal lease obligation is $6,200, of which $300 is due in fiscal 2016, $1,200 in fiscal 2017 and $4,700 due in fiscal with $1,600 for the years 2017-2020; 2021 $600.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating Lease Obligations	$125,700	$78,600	$47,100	$-	$-
Capital Lease Obligations	7,400	400	4,800	2,200	-
Total	$133,100	$79,000	$51,900	$2,200	$-

9.	SUBSEQUENT EVENTS

Events subsequent to June 30, 2016 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading. The following events have occurred since June 30, 2016.

Financings:

Subsequent to June 30, 2016, the Company issued multiple Notes and Note Warrants pursuant to the Second Amended Note and Warrant Purchase Agreement to accredited investor of the Company as follows:

Investor	Affiliation	Date	Note Amount	Note Warrant shares issued
John Pappajohn	Director	July 21, 2016	$250,000	5,000,000
Tierney Family Trust	Greater than 5% shareholder	August 3, 2016	100,000	2,000,000
George and Jill Carpenter	CEO and spouse	August 3, 2016	50,000	1,000,000
RSJ PE	Director Michal Votruba	August 9, 2016	250,000	5,000,000
John Pappajohn	Director	August 9, 2016	100,000	2,000,000
Follman Family Trust	Director	August 10, 2016	100,000	2,000,000
			$850,000	17,000,000

Litigation Settlement:

On August 8, 2016, the Company entered into a Settlement Agreement and Mutual General Release (“Settlement Agreement”) with Leonard Brandt, Brandt Ventures, GP. The Settlement Agreement is a mutual release of all complaints described in the litigation section of Note 8. Commitments and Contingent Liabilities, including actions against SAIL Venture Partners (SAIL) and David Jones, a former director and Chairman of the Company and former SAIL partner. The Settlement Agreement terms include a cash payment of $225,000 to be paid no later than August 25, 2016, along with the issuance of a $50,000 Note convertible into 1,000,000 shares of Common Stock at $0.05 per share and a Note Warrant for the purchase of 1,000,000 shares at $0.05 per share. The terms of the Note and the Warrant are substantially the same as the Notes and Warrants issued pursuant to the Second Amended Note and Warrant Purchase Agreement described in Note 3. Convertible Debt and Equity Financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three and nine months ended June 30, 2016 and 2015, and our Annual Report on Form 10-K for the year ended September 30, 2015, filed with the U.S. Securities and Exchange Commission on January 5, 2016.

Forward-Looking Statements

This discussion summarizes the significant factors affecting the unaudited condensed consolidated operating results, financial condition and liquidity and cash flows of MYnd Analytics, Inc. (“we,” “us,” “our,” or the “Company”) for the three and nine months ended June 30, 2016 and 2015. Except for historical information, the matters discussed in this management’s discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Overview

The Company is a predictive analytics company that provides objective clinical decision support to mental healthcare providers for the personalized treatment of behavioral disorders, including depression, anxiety, bipolar disorder, post-traumatic stress disorder (“PTSD”) and other non-psychotic disorders. The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to a range of medications prescribed for the treatment of behavioral disorders. Management intends to conduct a series of clinical trials, termed in aggregate the SMART-MD Trial. The protocols to be used in this series of trials will be substantially similar to the protocol approved by the Walter Reed Institutional Review Board (the "Walter Reed IRB") during our 2013-2014 clinical trial at Walter Reed National Military Medical Center (“Walter Reed”) and Fort Belvoir Community Hospital (“Fort Belvoir”) (collectively, the “Walter Reed PEER Trial”). This protocol utilizes our neurometric platform to provide PEER Reports to clinicians treating patients with a primary diagnosis of depression with various comorbidities allowed, if present, to include PTSD and mild traumatic brain injury (“mTBI"). The Canadian Armed Forces Trial, which is commencing subject enrollment in August, 2016, is the preliminary leg of the SMART-MD Trial: we intend to commence an additional leg of the trial in Southern California (the “SoCal Trial”) as well as in other locations in the U.S. The protocol for the Canadian Armed Forces Trial, which has been implemented, and the SoCal Trial protocol have been approved by their respective institutional review boards. The objective of the SMART-MD Trial is to provide additional information to demonstrate the clinical and economic utility of our neurometric platform. We also expect to conduct additional studies with other groups and organizations. We are also focusing our direct-to-consumer marketing efforts using social media within California to boost our commercialization of the PEER Online platform and its PEER Reports.

Working Capital

We are unable to pay all our obligations as they become due and we are in arrears on paying certain of our creditors.  If we are not able to raise additional funds within the next several months, and we cannot find additional sources of funds and/or reach accommodations with certain of our creditors, we will likely be required to cease our operations.

Since our inception, we have never been profitable and we have generated significant net losses. As of June 30, 2016, we had an accumulated deficit of approximately $67.5 million compared to our accumulated deficit as of June 30, 2015, which was approximately $61.3 million. We incurred operating losses of approximately $2.1 million for both nine-month periods ended June 30, 2016 and 2015, and incurred net losses of $4.9 million and $2.1 million for those respective periods. Large, non-cash, accounting transactions significantly impacted the net losses for the 2016 and 2015 nine-month periods in question, including:

•	For the nine-month period ended June 30, 2016, our net loss was exacerbated by non-cash charges totaling approximately $2.8 million as a result of accounting for the extinguishment of debt, non-cash interest and the accrual of litigation settlement expenses which were partially offset by a gain on derivative liability transactions. These non-cash charges are primarily the result of amendments to the terms of our convertible notes payable along with the issuance of warrants pursuant to our fund raising.

•	For the nine-month period ended June 30, 2015 we had net non-cash income of $13,300 which was primarily from a gain in derivative liabilities.

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

As of June 30, 2016, our current liabilities of approximately $1.87 million exceeded our current assets of approximately $0.61 million by approximately $1.26 million.  During fiscal 2016 to date we have raised $2.95 million from the private placement of secured debt convertible at $0.05 per share along with 100% warrant coverage. During fiscal year 2015 we raised $1.35 million through this private placement of debt.

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

Pursuant to the second amended note and warrant agreement, between December 23, 2015 and the date of this report, the Company has issued to nine purchasers thereof (i) an aggregate principal amount of $2.95 million in 16 secured convertible promissory notes, which amount also represents the gross proceeds to the Company therefrom, and (ii) a warrant to the purchaser of each note, to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying its respective purchased notes. For details of the second amended note and warrant agreement financing see " Private Placement Transactions " below.

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

The Original Note Purchase Agreement provided for the issuance and sale of September 2014 Notes in the aggregate principal amount of up to $2.5 million, in one or more closings to occur over a nine-month period beginning September 22, 2014. The Original Note Purchase Agreement also provided that the Company and the holders of the September 2014 Notes enter into a registration rights agreement covering the registration of the resale of the shares of the Common Stock underlying the September 2014 Notes.

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

Pursuant to the Second Amended Note & Warrant Agreement, between December 23, 2015 and the date of this report, the Company has issued to the nine purchasers thereof (i) an aggregate principal amount of $2,950,000 in 16 Notes, which amount also represents the gross proceeds to the Company from such Notes, and (ii) a Note Warrant to each holder of such Notes to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying their respective Note (each, a "Note Warrant"). Each Note Warrant is exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that is forty-five (45) days following the date on which the daily closing price of shares of the Company's Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company's Common Stock is traded or listed) exceeds $0.25 for at least ten (10) consecutive trading days. In connection therewith, the Company will promptly notify the Note Warrant holders in the event that the daily closing price of the Company's shares of Common Stock exceeds $0.25 for at least ten (10) consecutive trading days. 14 of these Notes and Note Warrants were purchased by affiliates of the Company, or an entity under such affiliate’s control, as in the following table:

Date	Noteholder	Affiliation	Note Amount	Common Stock Warrants Issued
12/23/15	John Pappajohn	Director	$250,000	5,000,000
12/28/15	RSJ Private Equity	Director	750,000	15,000,000
02/23/16	Geoffrey Harris	Director	10,000	200,000
03/31/16	John Pappajohn	Director	250,000	5,000,000
04/07/16	Follman Trust	Director is a trustee	200,000	4,000,000
04/11/16	John Pappajohn	Director	250,000	5,000,000
04/21/16	Robin Smith	Chairman	40,000	800,000
05/04/16	George & Jill Carpenter	Chief Executive Officer	50,000	1,000,000
07/21/16	John Pappajohn	Director	250,000	5,000,000
08/03/16	Tierney Family Trust	Greater than 5% Shareholder	100,000	2,000,000
08/03/16	George & Jill Carpenter	Chief Executive Officer	50,000	1,000,000
08/09/16	RSJ Private Equity	Director	250,000	5,000,000
08/09/16	John Pappajohn	Director	100,000	2,000,000
08/10/16	Follman Family Trust	Director	100,000	2,000,000
	Total		$2,650,000	53,000,000

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

Capitalization

At our annual meeting of stockholders held on October 28, 2015, our stockholders approved a proposal to amend the Company’s Certificate of Incorporation in order to increase the number of shares of Common Stock authorized for issuance under our Charter from 180,000,000 to 500,000,000. The table below summaries our capitalization as of August 15, 2016:

	Shares
Shares of Common Stock Authorized	500,000,000
Shares of Preferred stock Authorized (none issued and outstanding)	15,000,000
Total Authorized Shares	515,000,000

Shares of Common Stock Issued and Outstanding	107,467,409
Common Stock issuable upon the exercise of outstanding stock options at June 30, 2016	15,880,011	(1)
Common Stock issuable upon the exercise of outstanding warrants at June 30, 2016	103,431,521	(1)
Common Stock issuable upon the exercise of outstanding warrants subsequent to June 30, 2016	18,000,000	(2)
Common Stock reserved for conversion of $6.0 million of Secured Convertible Notes at $0.05 per share	120,000,000	(3)
Total securities outstanding and reserved for issuance at August 15, 2016	364,778,941	(3)

1)	For more detail on the exercise prices and expiration dates of the options and warrants please refer to the Stock Option Plans and Warrants to Purchase Common Stock sections of Note 5. Stockholders’ Deficit of the Unaudited Condensed Consolidated Financial Statements
2)	For more detail on the exercise prices of the options and warrants please refer to Note 9. Subsequent Events of the Unaudited Condensed Consolidated Financial Statement
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

Recent Developments

Walter Reed Trial

The Walter Reed PEER Trial was designed to generate real-world, generalizable evidence with a significant statistical sample of almost 2,000 subjects using our PEER Interactive technology. The protocol was designed as a randomized, double-blind, multi-site controlled clinical trial for military patients with a primary diagnosis of depression, and allowed for comorbid diagnoses such as PTSD, mTBI and other behavioral disorders. Walter Reed acted as the lead site and provided the Principal Investigator, with a secondary site at Fort Belvoir.

The protocol was designed to produce reportable results at several points during the study, with interim results to be assessed when the study reached 10%, 25%, and 50% of targeted enrollment. A post-hoc analysis was performed to evaluate the predictiveness of the database for the entire evaluable patient population, including the control subjects (i.e. did the physicians, in both the experimental and control groups, whose prescriptions matched medications rated highly in the PEER Reports do better than physicians whose prescriptions did not match up with the medications rated highly by the reports). New enrollment into the Walter Reed PEER Trial was suspended by the Walter Reed IRB in May 2014 in order to conduct an internal review of the trial. Patients already in the trial were permitted to continue with their course of treatment. Subsequently, it was determined by us from information received as a result of our FOIA requests that the halt to the trial was due to administrative reasons. Walter Reed has not supported the publication of the interim trial results which were consistent with our previous clinical trials. Publication of the interim results was delayed pending a review and further validation.

FDA Inspection

In February 2016, we hosted a five day on-site FDA inspection at the Company’s headquarters in California. This inspection was conducted under a program designed to ensure that data and information contained in Investigational Device Exemptions, and Pre Market Notification submissions are scientifically valid and accurate. The stated purpose of the inspection was to determine whether our activities and procedures as a sponsor complied with Federal Regulations regarding “Protection of Human Subjects” and “Investigational Device Exemptions” in the non-significant risk study of PEER Interactive that was part of the Walter Reed Trial. Subsequently, we received a letter, dated June 9, 2016, the purpose of which was to inform the Company that the FDA inspection conducted at the Company from February 3, 2016, to February 11, 2016, revealed no significant concerns and as a result, no response to the FDA letter was necessary.

The Company further validated data collected in the Walter Reed PEER Interactive Trial by performing source document verification, post-hoc sample tests and cross validation exercises. For example, new outcomes for approximately 1,500 unique patients – or ten times the number reported in the Walter Reed interim results — have been added to the PEER Registry since the inception of our work with Walter Reed, and these outcomes are consistent with our findings in the Walter Reed Trial interim report. The Company recently updated its algorithms based on these additions to the PEER Registry, and is in the planning stage of a joint development project with Jet Propulsion Laboratories (NASA) to refine and expand the predictive models underpinning PEER.

Walter Reed Trial Results and Publication

During the course of the Walter Reed Trial, 150 subjects received a quantitative electroencephalography (QEEG) exam and were randomized to either a treatment-as-usual control group or a PEER-informed pharmacotherapy experimental group. Subjects in the control group were treated according to VA/DOD Guidelines, which are the current standard of care. In the experimental group, the attending physician received a PEER Report ranking the subject’s likely clinical response to on-label medications. In the post-hoc interim analysis, subjects were separated into Report Followed (RF) and Report Not Followed (RNF) groups — based on the concordance between their subsequent treatment and the PEER medication guidance — to measure the predictive validity of our PEER Interactive Report recommendations.

Service members whose doctors followed a PEER Report recommendation in their selection of medications experienced statistically significant improvement in their mental health conditions as follows: depression scores improved by 144%, PTSD scores improved by 139%, and suicidal ideation was reduced by 75% when compared with patients whose doctors did not follow the PEER Interactive recommendations.

The trial was the fourth scientific replication of previous studies, all of which have demonstrated the efficacy of our PEER technology in improving patient outcomes. The results of the PEER Interactive trial have been published online by the Journal of Neuropsychiatric Disease and Treatment.

Replication trials: SMART-MD Trial

The Company is formalizing its plans to commence with replication trials with veterans, active duty military personnel and family members. The series of studies being planned, termed in aggregate the SMART-MD Trial, are based on the protocol and study endpoints used in the Walter Reed Trial. With several military bases and a high concentration of veterans in the region, we believe we are well positioned to recruit enrollees in Southern California (SoCal Trial), and are currently exploring additional sites for the SMART-MD Trial with additional study partners in other regions of the country. This project is led by Dr. Daniel Iosifescu, MD, Director of the Adult Psychopharmacology Program at the Icahn School of Medicine at Mount Sinai Hospital, New York. The study protocol for the SoCal Study has been reviewed and approved by the Western Institutional Review Board. We anticipate enrolling 468 subjects into the study and tracking each of them for a period of twelve weeks. We estimate this project will take between 18 and 24 months to complete, once commenced, and will cost approximately $2.0 million. We currently do not have the funds necessary to complete this study and will need to raise additional funds to complete the study.

Canadian Armed Forces/NATO

The Company has initiated its clinical trial of our PEER Interactive technology in conjunction with the Canadian Military mental health service and the University of Ottawa. The trial has commenced with the identification of the first enrollee scheduled for their EEG and PEER Report in August 2016. The Canadian Military has identified Montfort Military Hospital and the Royal Ottawa Mental Health Centre of the University of Ottawa as the two study sites to support the clinical trial. The trial protocol, which is substantially similar to that used for the Walter Reed Trial, has been reviewed and approved by the Research Ethics Board (which is equivalent to an institutional review board) of the University of Ottawa. The Canadian trial investigators have been trained on the protocol, which anticipates enrolling 150 evaluable subjects who will each be monitored for 12 weeks. The Canadian Military has secured funding for the trial, covering the majority of the costs including: Clinical Research Coordinators (CRCs), Principal and sub-investigators, EEG technicians, on-site study administration and other miscellaneous costs. The Company is covering the costs of the study monitor, data manager, data system, and the generation of the PEER Interactive Reports, and has loaned two EEG machines to the Canadian Military for use in the trial.

Research Conferences and Publications

In a third party review article accepted for publication in Biological Psychiatry, PEER technology will be featured as one of the leading machine learning technologies for the prediction of medication response. The Company will be presenting results at the August 2016 Military Health Services Research Symposium and the November 2016 Annual Continuing Education Meeting of the Association of Military Surgeons of the Uniformed Services. Additionally, the Company is scheduled to exhibit at the Canadian Psychiatric Association Annual Conference in September 2016. Furthermore, the Company also plans to accept an invitation to present clinical study results at the International Pharmaco EEG Society meeting in the Netherlands in October 2016.

Commercial Adoption Plan

As we are recruiting for the SMART-MD Trial, we will seek to generate media coverage and demand from regular patients for our current product, PEER Online. If we are able to secure sufficient additional financing, and our SMART-MD Trial is successful, we intend to expand our marketing to the top 10 metropolitan areas in the United States. We have developed a mobile app (web/ iOS/ Android), which management expects will automate patient-reported outcomes and support patient engagement. If we are successful in increasing patient-reported outcomes, we expect to be able to expand the PEER Online database, thereby improving its predictive accuracy.

Payer Reimbursement

We have been focused on invoicing payers to receive reimbursement for EEG recordings, the conversion of analog EEG to a digital Quantitative EEG (QEEG), and ultimately, the processing and delivery of a PEER Report. To date, we have limited experience with payer reimbursement and have been successful in obtaining reimbursement for a limited number of EEG recordings and QEEG conversions from payer organizations. Our target average selling price (ASP) is $800 per procedure ($400 for the EEG and $400 for the PEER Report): current allowed reimbursement for the EEG and QEEG conversion have averaged in aggregate approximately $540 for the two procedures over the last 12 months. The PEER Report does not currently have a separate and distinct Current Procedural Terminology (CPT) code. We have submitted the PEER Report under CPT Code 99090 – Data Analysis – and to date have not experienced any meaningful reimbursement under CPT Code 99090, or otherwise.

United Healthcare issued an “emerging technology” approval for PEER Online in 2011, with guidance that PEER technology was one clinical study away from full reimbursement approval. We anticipate, but cannot guarantee, that the SMART-MD Trial will satisfy United Healthcare’s requirement for an additional study, thereby permitting the potential for full reimbursement for PEER Reports. However, even if our SMART-MD Trial is successful, there is no guarantee that it will satisfy United Healthcare’s requirement for an additional study, or even if it does, that United Healthcare will approve full reimbursement for PEER Reports, if at all. If our efforts are successful, we believe that payers could receive substantial benefit by encouraging the use of PEER Online, as they could benefit from a savings on medical expenses for patients who are successfully treated for their behavioral disorders.

One of the key elements in obtaining payer reimbursement is to become a registered CMS (Medicare/ Medicaid) provider. We have submitted our application to become an accredited provider to CMS as an independent diagnostic testing facility: our application is being reviewed. We anticipate that the CMS review process will take approximately three to six months before our registration may be granted, although we cannot guarantee that we will be successful with our application. Even if we are successful in becoming a registered CMS provider, there is no guarantee that PEER Reports will be reimbursed at any given rate for any period of time.

Marketing Initiatives

We conducted a marketing campaign for one month in 2015, and again for 4 months in 2016, which in the aggregate generated over 6,000 leads for PEER Reports in California; of these leads approximately 5% have remained as active leads, have been referred to physicians or have had PEER Reports ordered. The referred leads are to psychiatrists and other practitioners who use our PEER Online Technology. To date, the adoption of PEER Reports continues to be minimal, and the Company has generated no significant revenue from PEER Reports.

Our management believes that by investing in marketing automation we may be able to increase yield and reduce the time from a potential user’s awareness of our technology to their ultimate order of a PEER Report. We have initiated a targeted social media advertising campaign in the Southern California region to build regional demand, for the purpose of referring EEG testing to the Company’s MYnd Analytics Center (“MAC Center”), which opened in March 2016. Initially, we expect that the MAC Center will offer two benefits to consumers and prescribers: 1) It will allow for easy scheduling and EEG administration in a central location, and 2) will provide a consistent high quality experience for all, while reducing physician workload. We have recruited a physician to be co-located at the MAC Center in Southern California, and are currently opening a second MAC Center in Northern California, where our Medical Director is located.

Litigation Settlement

On August 8, 2016, the Company entered into a Settlement Agreement and Mutual General Release (“Settlement Agreement”) with Leonard Brandt, Brandt Ventures, GP. The Settlement Agreement is a mutual release of all complaints described in the litigation section of Note 8. Commitments and Contingent Liabilities, including actions against SAIL Venture Partners (SAIL) and David Jones, a former director and Chairman of the Company and former SAIL partner. The Settlement Agreement terms include a cash payment of $225,000 to be paid no later than August 25, 2016, along with the issuance of a $50,000 Note convertible into 1,000,000 shares of Common Stock at $0.05 per share and a Note Warrant for the purchase of 1,000,000 shares at $0.05 per share. The terms of the Note and the Warrant are substantially the same as the Notes and Warrants issued pursuant to the Second Amended Note and Warrant Purchase Agreement described in Note 3. Convertible Debt and Equity Financing.

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

Derivative accounting for convertible debt and warrants

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2016, the Company’s only derivative financial instruments were a series of convertible notes having a beneficial conversion feature based on the conversion price of the note relative to the market price of a share of Common Stock on the valuation date. See Notes 4 & 5.

Results of Operations for the three months ended June 30, 2016 and 2015

Our operations consist solely of our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physicians/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three months ended
	June 30,
	2016	2015

Revenues	100%	100%
Cost of revenues	7	4
Gross profit	93	96
Research	83	73
Product development	1,066	393
Sales and marketing	749	100
General and administrative expenses	2,030	1,323
Operating loss	(3,835)	(1,793)
Other income (expense), net	(2,584)	61
Net loss	(6,419)%	(1,732)%

Revenues

	Three months ended		Percent
	June 30,		Change
	2016	2015
Neurometric Service Revenues	$21,100	$31,000	(32)%

 The number of paid PEER Reports delivered as part of our Neurometric Services business was 50 reports for the three-month period ended June 30, 2016, down from 79 reports for the same period in the prior year. The reduction in the number of PEER Reports generated is largely due to the retirement of several key practitioners who were regular users of the PEER Online system. The average revenue was $441 per PEER Report for the quarter ended June 30, 2016. The total numbers of free PEER Reports processed were 5 for the both quarters ended June 30, 2016 and 2015 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Three months ended		Percent
	June 30,		Change
	2016	2015
Cost of revenues
Neurometric Services	$1,500	$1,200	25%

The cost of Neurometric Services revenues consisting of payroll costs (including stock-based compensation) and consulting costs, which were as follows:

	Three months ended
	June 30,
Key Expense Categories	2016	2015	Change
(1) Consulting fees	1,500	1,200	300
Total Costs of Revenues	$1,500	$1,200	$300

Consulting costs associated with the processing of second generation PEER Reports are between $10 and $60 per report for EEG artifacting and neuro review services, and approximately $75 for the collection of the EEG.

Comparing the three-month period ended June 30, 2016, with the corresponding period in 2015:

(1)  Consulting fees increased slightly for the quarter ended June 30, 2016 as we incrementally increased our use of a consulting resource to process EEGs.

Research

	Three months ended		Percent
	June 30,		Change
	2016	2015
Research
Neurometric Services	$17,500	$22,700	(23)%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees and other miscellaneous costs which were as follows:

	Three months ended
	June 30,
Key Expense Categories	2016	2015	Change
(1) Salary and benefit costs	$10,400	$10,400	$-
(2) Consulting fees	4,800	10,000	(5,200)
(3) Other miscellaneous costs	2,300	2,300	-
Total Research	$17,500	$22,700	$(5,200)

Comparing the three-month period ended June 30, 2016, with the corresponding period in 2015:

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation, remained consistent for the 2016 and 2015 periods;
(2)	Consulting costs decreased for the 2016 period as we entered into a new arrangement with our Chief Medical Officer; and
(3)	Other miscellaneous costs for the 2016 and 2015 periods, which were for professional insurance, were identical.

Product Development

	Three months ended		Percent
	June 30,		Change
	2016	2015
Product Development
Neurometric Services	$224,900	$121,900	84%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, travel and miscellaneous costs which were as follows:

	Three months ended
	June 30,
Key Expense Categories	2016	2015	Change
(1) Salaries and benefit costs	$124,400	$110,800	$13,600
(2) Consulting fees	59,500	5,000	54,500
(3) System development costs	20,300	1,300	19,000
(4) Other miscellaneous costs	20,700	4,800	15,900
Total Product Development	$224,900	$121,900	$103,000

Comparing the three-month period ended June 30, 2016, with the corresponding period in 2015:

(1)	Salaries and benefits increased by a net $13,600 in the quarter ended June 30, 2016, largely due to stock-based compensation granted to staff and the accrual of vacation expense. Additionally there were minor increases in healthcare insurance and payroll taxes;

(2)	Consulting fees increased by $54,500 for the 2016 period as we utilized a consultant firm to provide us with compliance, quality systems and regulatory services. Additionally the firm is also assisting us with clinical trial design and data management systems;

(3)	System development and maintenance costs increased by $19,000 in the 2016 period, largely due to some system enhancements and increased system maintenance costs. Costs associated with the development of our mobile Outcomes Application are currently being capitalized and will be depreciated over the application’s expected economic life once it is placed into service; and

(4)	Other miscellaneous expenses increased by $15,900 in the 2016 period; the increase is mainly due to hosting costs associated with the Outcomes Application and new software license fees. These costs were not incurred during the 2015 period.

Sales and Marketing

	Three months ended		Percent
	June 30,		Change
	2016	2015
Sales and Marketing
Neurometric Services	$158,100	$31,100	408%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and miscellaneous expenses. The reason for the change in these expenses is discussed below.

	Three months ended
	June 30,
Key Expense Categories	2016	2015	Change
(1) Salaries and benefit costs	$35,800	$35,800	$-
(2) Consulting fees	39,300	-	39,300
(3) Advertising and marketing costs	63,200	(7,400)	70,600
(4) Other miscellaneous costs	19,800	2,700	17,100
Total Sales and marketing	$158,100	$31,100	$127,000

Comparing the three-month period ended June 30, 2016, with the corresponding period in 2015:

(1)	Salaries and benefits for the quarter ended June 30, 2016, remained the same as in the prior year’s period;

(2)	Consulting fees for the 2016 period increased by $34,900 with our engagement of DCA to assist with social media and general marketing efforts. During the 2015 period we did not incur similar consulting fees as we had suspended our contract with DCA and eliminated our marketing expenditures to conserve funds;

(3)	Advertising and marketing expenses increased for the quarter ended June 30, 2016, by a net $70,600. During the 2016 period we incurred approximately $63,200 in social media advertising costs focused on the Southern Californian market. This expenditure resulted in the generation of over 1,000 leads per month for potential patients. Although we were successful in generating leads, we discovered that closing those leads was difficult for multiple reasons, most importantly, it highlighted the need for an in-house physician at our MYnd Analytics Center (“MAC Center”) as patients rarely contacted third party physicians to whom they were referred. Secondly, the lack of insurance reimbursement, especially for patients covered by Medicare and Medicaid (“CMS”), was an issue; consequently we are in the process of applying to be accredited as a CMS provider. We have submitted our application to CMS and expect that the accreditation process will take three to six months before it may be approved, if at all. During the 2015 period Advertising and Marketing expenses were minimal and we renegotiated the initial payment for a public relations campaign which was subsequently cancelled to conserve our resources. This resulted in a credit for the 2015 period; and

(4)	Miscellaneous expenditures increased for the 2016 period by a net $17,100 for multiple reasons including: the rent and furnishing of the MAC Center in Southern California which opened in March 2016, a down payment on a second MAC Center to open in San Francisco and the subscription of a lead-automation software application to efficiently track leads generated by our social media advertising campaign. For the 2015 period, miscellaneous expenses were limited to tracking telecommunications.

General and administrative

	Three months ended		Percent
	June 30,		Change
	2016	2015
General and administrative
Neurometric Services	$428,300	$409,400	5%

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

	Three months ended
	June 30,
Key Expense Categories	2016	2015	Change
(1) Salaries and benefit costs	$275,800	$177,300	$98,500
(2) Legal fees	19,600	89,300	(69,700)
(3) Other professional and consulting fees	20,000	27,500	(7,500)
(4) Patent costs	24,800	31,700	(6,900)
(5) Marketing and investor relations costs	6,300	400	5,900
(6) Conference and travel costs	7,300	10,900	(3,600)
(7) Dues & subscriptions fees	19,300	18,200	1,100
(8) General administrative and occupancy costs	55,200	54,100	1,100
Total General and administrative costs	$428,300	$409,400	$18,900

Comparing the three-month period ended June 30, 2016, with the corresponding period in 2015:

(1)	Salaries and benefit expenses increased by $98,500 for the quarter ended June 30, 2016; The increase was due to the increase of $104,700 of compensation in stock and option grants to directors and officers compared to the 2015 period; this increase was slightly offset by reductions in healthcare insurance and vacation pay. Actual salary expenditures for the 2016 and 2015 periods remained unchanged;

(2)	Legal fees for the 2016 period decreased by $69,000 to a net $19,600, which were primarily comprised of $30,600 in general and SEC related fees, $11,200 in FDA related fees, $5,900 for California healthcare specific legal work and $6,200 for miscellaneous fees for a total of $53,900, which was offset by a credit of $34,300 for a legal fee accrual which was no longer necessary. For the 2015 period, legal fees were primarily $39,500 for general and SEC related fees and $45,000 were for lobbying fees. These lobbying fees were renegotiated in the second quarter of 2016 and were written back;

(3)	Other professional and consulting fees had a decrease of $7,500 for the 2016 period compared to the 2015 period; this is due to the timing of our tax preparation work;

(4)	Patent costs for the 2016 period decreased by $6,900 due to the timing and volume of patent and trademark applications and maintenance costs;

(5)	Marketing and investor relations costs increased by $5,900 in the 2016 period due to our engagement of a public relations firm in January 2016. As of May, 2016, this contract was terminated;

(6)	Conference and travel expenditures decreased by $3,600 for the 2016 period due to a general decline in travel for the period;

(7)	Dues and subscription expenditures saw a minor increase in the 2016 period; and

(8)	General administrative and occupancy expenses increased by a net $1,100 in the 2016 period.

Other Income and Expense

	Three months ended		Percent
	June 30,		Change
	2016	2015
Other Income (Expense)
Neurometric Services income (expense), net	$(545,200)	$20,000	*

*not meaningful

For the three-month periods ended June 30, 2016 and 2015, changes in net non-operating Other Income (Expense) for Neurometric Services were as follows:

(1)	For the 2016 period, we incurred non-cash interest charges totaling $487,900 of which $64,600 was accrued interest on our convertible promissory notes at 5% per annum; the balance of $423,300 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges; only $1,200 were for actual net interest paid in cash during the period. For the 2015 period, we incurred non-cash interest charges totaling $65,900 of which $26,500 was accrued interest on our convertible promissory notes at 5% per annum; the balance was comprised of $38,200 of beneficial conversion discount amortization on convertible promissory notes; only $1,200 were for actual net interest paid in cash during the period.

(2)	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the resultant change in fair value of non-hedging derivative instruments are to be recognized in current earnings. For the quarter ended June 30, 2016, we revalued our derivative liabilities for the beneficial conversion feature of the convertible promissory notes which resulted in a net non-cash gain on derivative liabilities of $237,700. For the quarter ended June 30, 2015, we revalued our derivative liabilities for the promissory note beneficial conversion feature which resulted in a non-cash gain on derivative liabilities of $85,900.

(3)	For the 2016 period we incurred $20,000 pursuant to a Finder’s Fee and Indemnity Agreement with Maxim Group LLC (“Maxim”) whereby the Company agreed to pay Maxim a 10% finder’s fee in cash and to issue a finder’s warrant to purchase Common Stock equivalent to 10% of the stock underlying the transaction. Maxim introduced an accredited investor who purchased a Note for $200,000 pursuant to the Second Amended Note & Warrant Agreement. Accordingly Maxim was paid $20,000 as a finder’s fee and issued a warrant to purchase 800,000 shares of Common Stock exercisable at $0.05 per share. There was no equivalent transaction in the 2015 period.

(4)	As mentioned in the litigation section of Note 8: Commitments and Contingencies and Note 9. Subsequent Events, we engaged in settlement negotiations with Mr. Brandt to resolve the complaint brought by Mr. Brandt and Brandt Ventures GP against the Company, SAIL Venture Partners and David Jones, our former Chairman and a SAIL managing partner. The Company has accrued $275,000 of which $225,000 is for a monetary settlement and $50,000 is for a long-term promissory note convertible into 1 million shares of Common Stock at $0.05 per share.

Net Loss

	Three months ended		Percent
	June 30,		Change
	2016	2015
Neurometric Services net loss	$(1,354,400)	$(536,800)	152%

The net loss for our Neurometric Services business of $1,354,400 for the three-month period ended June 30, 2016, compared to the approximately $536,800 loss in the prior year’s corresponding period is primarily due to the large non-cash accounting charges in our Other Income (Expense) expense category described directly above.

The Company’s operating loss of $809,200 for the 2016 period is an increase of $253,200 from the $536,800 loss in the 2015 period. This is due to increase in expenditures in the Product Development and Sales and Marketing, and to a lesser extent in General and Administrative costs as described above.

Results of Operations for the nine months ended June 30, 2016 and 2015

Our operations consist solely of our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physicians/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Nine months ended
	June 30,
	2015	2015

Revenues	100%	100%
Cost of revenues	6	5
Gross profit	94	95
Research	94	93
Product development	799	750
Sales and marketing	623	397
General and administrative expenses	1,772	1,691
Operating loss	(3,194)	(2,836)
Other income (expense), net	(4,247)	11
Net loss	(7,441)%	(2,825)%

Revenues

	Nine months ended		Percent
	June 30,		Change
	2016	2015
Neurometric Service Revenues	$66,500	$74,600	(11)%

The number of third party paid PEER Reports delivered as part of our Neurometric Services business decreased from 158 for the nine-month period ended June 30, 2016, down from 181 for the same period in the prior year. Our standard price per PEER Report is $400 for our commercial patients plus the fee for Company recorded EEGs and any ancillary services. The average revenue was $421 per PEER Report for the 2016 period. The total numbers of free PEER Reports processed were 14 and 9 for the nine-month periods ended June 30, 2016 and 2015 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Nine months ended		Percent
	June 30,		Change
	2016	2015
Cost of revenues
Neurometric Services	$4,100	$4,100	-

The cost of Neurometric Services revenues consisting of payroll costs (including stock-based compensation) and consulting costs, which were as follows:

	Nine months ended
	June 30,
Key Expense Categories	2016	2015	Change
(1) Consulting fees	4,100	4,100	-
Total Costs of Revenues	$4,100	$4,100	$-

Consulting costs associated with the processing of second generation PEER Reports are between $10 and $60 per report for EEG artifacting and neuro review services, and approximately $75 for EEG the collecting of the EEG.

Comparing the nine-month period ended June 30, 2016, with the corresponding period in 2015:

(1)  Consulting fees remained the same for the periods ended June 30, 2016 and 2015.

Research

	Nine months ended		Percent
	June 30,		Change
	2016	2015
Research
Neurometric Services	$62,800	$69,400	(10)%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees and other miscellaneous costs which were as follows:

	Nine months ended
	June 30,
Key Expense Categories	2016	2015	Change
(1) Salary and benefit costs	$31,200	$31,200	$-
(2) Consulting fees	24,800	30,000	(5,200)
(3) Other miscellaneous costs	6,800	8,200	(1,400)
Total Research	$62,800	$69,400	$(6,600)

Comparing the nine-month period ended June 30, 2016, with the corresponding period in 2015:

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation stayed consistent for the 2016 and 2015 periods; and
(2)	Consulting costs decreased for the 2016 period as we entered into a new arrangement our Chief Medical Officer.
(3)	Other miscellaneous costs for the 2016 period showed a slight decline as travel and insurance expenses for the 2016 period were marginally lower than in the 2015 period.

Product Development

	Nine months ended		Percent
	June 30,		Change
	2016	2015
Product Development
Neurometric Services	$531,200	$559,300	(5)%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, travel and miscellaneous costs which were as follows:

	Nine months ended
	June 30,
Key Expense Categories	2016	2015	Change
(1) Salaries and benefit costs	$349,700	$349,600	$100
(2) Consulting fees	100,100	143,500	(43,400)
(3) System development costs	46,300	29,500	16,800
(4) Other miscellaneous costs	35,200	36,700	(1,500)
Total Product Development	$531,200	$559,300	$(28,100)

Comparing the nine-month period ended June 30, 2016, with the corresponding period in 2015:

(1)	Salaries and benefits costs remained consistent 2016 and 2015 periods; and

(2)	Consulting fees decreased by $43,400 for the 2016 period. During part of the 2015 period we were still incurring some costs associated with the Walter Reed Trial in the form of clinical trial coordinators who were contracted through the Henry Jackson Foundation to work on the trial. We had also engaged a Clinical Research Organization to assist with the Walter Reed Trial. During the 2016 period, we did not incur consulting costs for the clinical trial at the same level as in the 2015 period; and

(3)	System development and maintenance costs increased by $16,800 in the 2016 period, largely due to some system enhancements and increased system maintenance costs. Costs associated with the development of our mobile Outcomes Application are currently being capitalized and will be depreciated over the application’s expected economic life once it is placed into service; and

(4)	Other miscellaneous expenses had a marginal net decrease of $1,500 in the 2016 period.

Sales and Marketing

	Nine months ended		Percent
	June 30,		Change
	2016	2015
Sales and Marketing
Neurometric Services	$414,200	$296,000	40%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and miscellaneous expenses. The reason for the change in these expenses is discussed below.

	Nine months ended
	June 30,
Key Expense Categories	2016	2015	Change
(1) Salaries and benefit costs	$104,400	$153,200	$(48,800)
(2) Consulting fees	116,300	108,900	7,400
(3) Advertising and marketing costs	156,600	21,700	134,900
(4) Other miscellaneous costs	36,900	12,200	24,700
Total Sales and marketing	$414,200	$296,000	$118,200

Comparing the nine-month period ended June 30, 2016, with the corresponding period in 2015:

(1)	Salaries and benefits for the 2016 period, decreased by $48,800 as some stock compensation had become fully amortized; and

(2)	Consulting fees for the 2016 period increased by $7,400 to a net total $116,300 which included the following: $90,000 for marketing management services, $22,700 for website enhancement and advertising services, $8,200 for SalesForce software configuration and $5,000 for public relations services; these costs were partially offset by a $9,600 expense which was previously accrued but no longer needed. During the 2015 period we incurred $108,900 in consulting fees as follows: $50,000 for marketing management services; $30,000 paid to a U.K. based consultant in a failed attempt to sign a service contract with a U.K. based healthcare group; and, $16,500 for public relations for being on the CBS television show, “The Doctors”, and CNBC’s program “Squawkbox”; both programs aired in January 2015.

(3)	Advertising and marketing expenses increased for the period ended June 30, 2016, by a net $134,900. During the 2016 period we incurred approximately $148,300 in social media advertising costs focused on the Southern Californian market. During the 2015 period we incurred $18,900 in social media costs. During the 7 months when social media advertising was actively being pursued during the 2016 period, we improved the effectiveness of our advertising which ultimately resulted in the generation of over 1,000 leads per month at an average cost of approximately $25 per lead. Although we were successful in generating leads, we discovered that closing those leads was difficult for multiple reasons, most importantly, it highlighted the need for an in-house physician at our MYnd Analytics Center (“MAC Center”) as patients infrequently contacted third party physicians to whom they were referred. Secondly, the lack of insurance reimbursement, especially for patients covered by Medicare and Medicaid (“CMS”), was an issue; consequently we are in the process of applying to be accredited as a CMS provider. We have submitted our application to CMS and expect that the accreditation process will take three to six months before it may be approved, if at all. During the 2015 period Advertising and Marketing expenses were minimal and we renegotiated the initial payment for a public relations campaign which was subsequently cancelled to conserve our resources.

(4)	Miscellaneous expenditures for the 2016 period increased by a net $24,700 for multiple reasons including: the rent, telecommunications and furnishing of the MAC Center in Southern California which opened in March 2016; a down payment on a second MAC Center in San Francisco; and the subscription of a lead-automation software application to efficiently track leads generated by our social media advertising campaign. For the 2015 period, miscellaneous expenses were limited to tracking telecommunications and dues for computer services.

General and administrative

	Nine months ended		Percent
	June 30,		Change
	2016	2015
General and administrative
Neurometric Services	$1,178,100	$1,262,000	(7)%

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

	Nine months ended
	June 30,
Key Expense Categories	2016	2015	Change
(1) Salaries and benefit costs	$628,900	$540,900	$88,000
(2) Legal fees	73,100	209,800	(136,700)
(3) Other professional and consulting fees	94,000	99,000	(5,000)
(4) Patent costs	75,500	90,200	(14,700)
(5) Marketing and investor relations costs	28,100	49,000	(20,900)
(6) Conference and travel costs	37,500	53,800	(16,300)
(7) Dues & subscriptions fees	60,000	56,700	3,300
(8) General administrative and occupancy costs	181,000	162,600	18,400
Total General and administrative costs	$1,178,100	$1,262,000	$(83,900)

Comparing the nine-month period ended June 30, 2016, with the corresponding period in 2015:

(1)	Salaries and benefit expenses increased by $88,000 for the 2016 period; this was primarily due to a net $87,600 increase in stock compensation to directors and officers; the remainder of the difference was offset by minor increases in payroll taxes and benefit expenses. The actual salary expenditures remained unchanged during the two periods; and

(2)	Legal fees for the 2016 period decreased by $136,700 to a net $73,100 and were primarily comprised of $109,700 in general and SEC related fees, $11,600 in FDA related fees, $10,500 in litigation related fees, $5,900 for California healthcare specific legal work and $22,600 in miscellaneous legal and SEC related fees for a total of $160,300, which was offset by a credit of $34,300 for a legal fee accrual which was no longer necessary and a credit of $53,000 on renegotiated lobbying fees. For the 2015 period legal fees were primarily $111,400 for general and SEC related fees and $81,000 were for lobbying fees, (which were partially renegotiated in the 2016 period) and $9,900 in miscellaneous SEC filing fees.

(3)	Other professional and consulting fees had minimal change for the 2016 and 2015 periods; the minor decrease was due to the timing of tax services; and

(4)	Patent costs decreased by $14,700 due to the timing and volume of patent and trademark applications and maintenance costs;

(5)	Marketing and investor relations costs decreased by a net $20,900 for the 2016 period. During the 2016 period we engaged an investor/public relations firm from mid-January through to May of 2016 at a cost of $28,100. The engagement was cancelled as we did not experience any benefit from the engagement. For the 2015 period we had engaged the RedChip Companies, Inc. at a cost of approximately $44,100 of which $22,500 was in fees and $21,600 was in the fair value of issued warrants. We did not see any benefit in this engagement either.

(6)	Conference and travel costs decreased by a net $16,300 for the 2016 period. This is largely because of international travel and a financing road show, which occurred in the 2015 period, which did not reoccur in the 2016 period. The reduction of cost was partially offset by management traveling to New York for the Annual Stockholders’ Meeting during the 2016 period.

(7)	Dues and subscription costs increased marginally by $3,300 for 2016 period largely due to Transfer Agent fees associated with our Annual Stockholders Meeting held in October 2015; and

(8)	General, administrative and occupancy expenses increased by $18,400 in the 2016 period, largely due to printing costs associated with the Annual Stockholders’ Meeting, increases in D&O and Workers’ Compensation insurances and costs associated with the move of our corporate office to our new location.

Other Expense

	Nine months ended		Percent
	June 30,		Change
	2016	2015
Other Expense
Neurometric Services expense, net	$(2,824,200)	$13,300	*

*not meaningful

For the nine-month periods ended June 30, 2016 and 2015, changes in net non-operating Other Income (Expense) for Neurometric Services were as follows:

(1)	For the 2016 period, we incurred non-cash interest charges totaling $1,227,700 of which $153,400 was accrued interest on our convertible promissory notes at 5% per annum; the balance of $1,074,300 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges; only $2,400 was for actual net interest paid in cash during the period. For the 2015 period, we incurred non-cash interest charges totaling $171,900 of which $69,300 was accrued interest on our convertible promissory notes at 5% per annum; the balance was comprised of $100,100 of beneficial conversion discount amortization on convertible promissory notes; only $2,500 was for actual net interest paid in cash during the period.

(2)	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the resultant change in fair value of non-hedging derivative instruments are to be recognized in current earnings. For the 2016 period, we revalued our derivative liabilities for the beneficial conversion feature of the convertible promissory notes which resulted in a net non-cash gain on derivative liabilities of $1,035,900. For the 2015 period, we revalued our derivative liabilities for the promissory note beneficial conversion feature which resulted in a non-cash loss on derivative liabilities of $185,200.

(3)	For the 2016 period, we incurred a non-cash loss of $2,337,400 as a result of accounting for the extinguishment of debt. The debt extinguishment accounting was precipitated by changes in the fair value of existing notes pursuant to the Amended Note & Warrant Purchase Agreement which extended the maturity date of the existing Notes and provided 100% warrant coverage of the shares underlying the Notes. No similar transaction occurred in the 2015 period.

Net Loss

	Nine months ended		Percent
	June 30,		Change
	2016	2015
Neurometric Services net loss	$(4,948,400)	$(2,107,600)	135%

The net loss for our Neurometric Services business of $4.9 million for the nine-month period ended June 30, 2016, compared to the approximately $2.1 million loss in the corresponding period in the prior year is primarily due to the large non-cash accounting charges in our Other Income (Expense) category described above.

The Company’s operating loss of $2.1 million for the nine-month period ended June 30, 2016, is an increase of $7,700 from the loss in the corresponding period in the prior year. This is due to reductions in expenditures across most cost centers which substantially offset the increase in cost in marketing. These reductions were due in part to the Walter Reed Trial being suspended as well as continuing efforts to reduce expenditures across the board.

Liquidity and Capital Resources

Since our inception, we have never been profitable and we have generated significant losses. As of June 30, 2016, we had an accumulated deficit of approximately $67.52 million compared to our accumulated deficit as of June 30, 2015, which was approximately $62.6 million. We have not yet achieved profitability and anticipate that we will continue to incur losses for the foreseeable future. Our management expects that with our proposed clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of June 30, 2016, we had $430,800 in cash and cash equivalents and a working capital deficit of approximately $1.26 million. This is compared to our cash position of $141,800 in cash and cash equivalents as of June 30, 2015, and a working capital deficit of $3.7 million. The reduction in our working capital deficit is primarily due to the reclassification of our secured convertible debt and associated derivative liabilities to long-term liabilities as the maturity date of the debt was extended to December 2017. Furthermore, our cash on hand and prepaid assets increased in the 2016 period, thereby further reducing our working capital deficit.

The Company has been funded through multiple rounds of private placements primarily from members of our Board or our affiliates. For details please refer to Item 2. Private Placement Transactions and Notes 3 and 6 to the Unaudited Condensed Consolidated Financial Statements.

Since September 22, 2014, through to August 11, 2016, we have raised $5.95 million of Secured Convertible Notes. These Notes are automatically convertible upon an equity offering of $5 million or more, or can be voluntarily converted at the option of the Noteholder 15 days before the maturity date of December 31, 2017. We do not now have, and, unless the notes are automatically or voluntarily converted, are not likely to have on the maturity date thereof, the cash necessary to repay the Notes when they become due.  If we are unable to repay the Notes when due, the holders could pursue any remedies available to them, which could result in a complete foreclosure on their security interest in the assets of the Company in which case, the common stock of the Company would likely have no value.

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

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

•	the amount and timing of costs we incur in connection with our clinical trials and product development activities, including enhancements to our PEER Online database and costs we incur to further validate the efficacy of our technology;
•	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our sales and marketing efforts;
•	whether we incur additional consulting and legal fees in our efforts in conducting Non-Significant Risk trials within FDA requirements, which will enable us to obtain a 510(k) clearance from the FDA; and
•	if we expand our business by acquiring or investing in complimentary businesses.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings. From June, 2010, through to November 2012, we raised $9.6 million through five rounds of private placements of convertible secured notes with 34 accredited investors. All the aforementioned notes were converted, along with the interest thereon, by September 30, 2013. Of these notes, $5.6 million, or 58% in principal amount, were purchased by directors, officers and affiliates of the Company.

Since February, 2013, through July 2014 we raised $4.8 million through the private placement of equity at $0.25 per share of Common Stock. Of these equity offerings, $2.1 million, or 44%, were purchased by directors, officers and affiliates of the Company.

Between September 2014, and August 2016 we have raised $5.95 million through the private placement of secured convertible debt with an exercise price of $0.05 per share of Common Stock and the issuance of 100% warrant coverage on the common stock underlying the secured convertible debt exercisable at $0.05 per share. Of this funding $5.1 million, or 86%, was provided by directors, an officer and affiliates of the Company.

For details of these financings please See Note 3 and Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cash Flows

Net cash used in operating activities was $2,029,900 for the nine months ended June 30, 2016, compared to $1,712.600 for the same period in 2015. The $317,300 net increase in cash used for operations was largely due to an increase is social media advertising and other marketing expenditures, the pay down of old legal fees and the payment of regular salaries to managers in the 2016 period, whereas during the 2015 period, manager salaries were partially accrued but not paid for five months or more.

During the nine months ended June 30, 2016, the Company purchased $2,800 of office equipment and furniture and invested $65,700 in an intangible asset, which is the development of a mobile software application to collect patient outcomes. During the corresponding period in 2015, the Company had no investment activities, however disposed of some excess equipment for $1,500.

Financing activities for the nine-month period ended June 30, 2016, consisted of $2.1 million in cash proceeds received from private placements pursuant to the Second Amended Note & Warrant Purchase Agreement from eight accredited investors of which six are affiliated with the Company as follows: $750,000 from John Pappajohn, a director; $750,000 from RSJ PE, of which Michal Votruba, a director, is a representative; $200,000 from the Follman Family Trust, of which our Director Robert Follman is a Trustee; $50,000 from George Carpenter, our CEO, and his wife Jill; $40,000 from Dr. Robin Smith, Chairman of the Board; and $10,000 from Geoffrey Harris, a director. During the corresponding period in 2015 the Company raised $615,000 from affiliates as follows: $315,000 from The Tierney Family Trust, a greater than 5% stockholder, of which Thomas Tierney, our former Chairman, is a trustee; $200,000 from John Pappajohn, a director; and $100,000 from The Follman Family Trust. The Company used $2,900 and $2,700 during the 2016 and 2015 periods respectively, to repay capital leases.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.         Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15, as of June 30, 2016, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

To the knowledge of our management, including our PEO and PFO, there were none of the aforementioned deficiencies leading to a misstatement of our results of operations for the nine months ended June 30, 2016, or statement of financial position as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

During the quarterly period ending June 30, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.         Legal Proceedings

Please see Notes 8 and 9 of our Notes to Unaudited Condensed Consolidated Financial Statements for a description of our litigation and settlement with Leonard Brandt, which disclosure is incorporated herein by reference.

Item 1A.         Risk Factors

There have been no material changes to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended September 30, 2015.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement Transactions

From September 22, 2014, through August 10, 2016, the Company entered into Note Purchase and Warrant Purchase Agreements in connection with a bridge financing, with 19 accredited investors. Pursuant to the Second Amended Note & Warrant Purchase Agreement, the Company issued 40 secured convertible promissory notes and warrants in the aggregate principal amount of $6 million.

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

MYnd Analytics, Inc.

Date: August 15, 2016		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer (Principal Executive Officer)

/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer (Principal Financial Officer)