Form 10-K
period 2016-09-30
MYnd Analytics, Inc.
filed 2016-12-22
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2016

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 001-35527

MYnd Analytics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0419387
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

26522 La Alameda, Suite 290

Mission Viejo, CA 92691

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes     ☐          No      ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on March 31, 2016, the last business day of the registrant's most recently completed second fiscal quarter was $1,048,800 (calculated based on the price at which the registrant's common stock was last sold on that date).

As of December 21, 2016, the registrant had 2,229,061 shares of Common Stock, $0.001 par value, issued and outstanding.

MYND ANALYTICS, INC.

2016 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2016, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contain “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our need for immediate additional funding to support our operations and capital expenditures;
•	our working capital deficit;
•	our history of operating losses;
•	our inability to gain widespread acceptance of our PEER Reports;
•	our inability to prevail in convincing the United States Food and Drug Administration (the “FDA”), that our rEEG or PEER Online service does not constitute a medical device and should, therefore, not be subject to regulations;
•	the possible imposition of fines or penalties by the FDA for alleged violations of its rules and regulations;
•	our revenue and prospects for profitability may be harmed;
•	our business may be subject to additional regulations in the future that could increase our compliance costs;
•	our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectation of analysts or investors;
•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;
•	any negative or unfavorable media coverage;
•	our inability to generate and commercialize additional products and services;
•	our inability to comply with the substantial and evolving regulation by state and federal authorities, which could hinder, delay or prevent us from commercializing our products and services;
•	our inability to successfully compete against existing and future competitors;
•	delays or failure in clinical trials;
•	any losses we may incur as a result of litigation;
•	our inability to manage and maintain the growth of our business;
•	our inability to protect our intellectual property rights;
•	employee relations;
•	possible security breaches;
•	possible personal injury claims in the future; and
•	our limited trading volume.

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

Special Note Regarding Reverse Stock-split

UNLESS OTHERWISE INDICATED, ALL STOCK-BASED AMOUNTS APPEARING IN THIS ANNUAL REPORT (INCLUDING HISTORICAL AMOUNTS) HAVE BEEN ADJUSTED TO GIVE EFFECT TO THE 1-FOR-200 REVERSE STOCK-SPLIT EFFECTED SEPTEMBER 21, 2016.

ITEM 1. The Business

MYnd Analytics, Inc. (the “Company”), is a predictive analytics company that has developed a decision support tool to help physicians reduce trial and error treatment in mental health and provide more personalized care to patients. The Company provides objective clinical decision support to mental healthcare providers for the personalized treatment of behavioral disorders, including depression, anxiety, bipolar disorder, post-traumatic stress disorder (“PTSD”) and other non-psychotic disorders. The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to a range of medications prescribed for the treatment of behavioral disorders.

The Market for Predictive Medicine

Analysts have identified predictive medicine as one of the fastest-growing markets in healthcare, particularly, healthcare startups using advanced machine learning algorithms for medical imaging & diagnostics, remote patient monitoring, and risk prediction. The global healthcare analytics market is expected to reach USD 42.8 billion by 2024, according to a new report by Grand View Research, Inc. Efforts to reduce the spiraling healthcare costs are facilitating the usage of healthcare analytics. Additionally, the benefits of HA include the improvement of patient access to customized care, the furthering of transparent operations to enable better public oversight, and innovation in patient care delivery and services. Practical examples include Google’s $1 billion Baseline project to collect outcome data on 10,000 employees over the next 5 years, IBM Watson’s brain initiative, and Myriad Genetics’ recent acquisition of Assurex Health.

With the recent publication of its military results, and 42 independent, confirming studies reported in Biological Psychiatry in September, the Company now intends to move its focus to commercialization and growth.

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

Currently, due to the lack of objective neurophysiological data available to physicians of brain function, physicians regularly make prescribing decisions based on incomplete symptomatic factors. Consequently, the underlying pathology and physiology of behavioral disorders are often not analyzed effectively by treating physicians and treatment for the patient is often ineffective, costly and may require multiple different courses of treatment before an effective medication is identified, if at all. To address this unmet medical need, we offer our PEER Online technology to analyze an individual's digital Quantitative EEG (“QEEG”), correlating the individual’s QEEG features with medication outcomes in our proprietary database of over 10,000 unique patients to predict the efficacy of psychotropic medications by class and individual medication. The output of this analysis — the PEER Report — has been used as adjunctive information by physicians for over a decade on approximately 12,000 patients suffering from behavioral disorders including depression, anxiety disorders, obsessive-compulsive disorder ("OCD"), bipolar disorder, PTSD, addiction and eating disorders, including anorexia.

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

Competitive Advantages of MYnd Technology

MYnd technologies utilizes what is believed to be the largest database of longitudinal patient outcomes, collected from our subscribing physicians and patients over more than a decade. Because our data "learns", we are uniquely positioned to build the gold standard for personalizing treatment in mental health. PEER offers practical advantages to physicians and patients, including:

•	Higher Efficacy — Findings presented at the Military Health Services Research Symposium in August, 2016 included pooled results from all four randomized trials of PEER, with an average 47% improvement (mean change from baseline) for PEER-guided treatments, compared to only 16% average improvement in the standard of care group. In other words, physicians with PEER information had three times higher medication efficacy than physicians treating as usual without the benefit of PEER.
•	Clinical utility — PEER results are available same-day and provide objective, actionable data to support treating physicians. A retrospective study by Medco found that 92% of physicians changed pharmacotherapy based on information provided by PEER.
•	Machine learning — A core attribute of the PEER Registry approach is that it “learns”, using machine learning algorithms to improve the accuracy of recommendations as outcomes are added to the database. In the last three years, an additional 1,500 patients were added to the PEER Registry, improving overall predictive accuracy from 86% to 91%.
•	Pharmacogenomics — Currently, we believe that the most proven targets for pharmacogenomics are in the liver — i.e. CYP450 drug metabolism — which apply to less than 15% of Americans. Conversely, PEER is based on functional brain activity and therefore, is more broadly applicable. Accordingly, we executed testing agreements this year with two national laboratories to include pharmacogenomic testing in our approved SMART-MD protocol. Outcome data from genomic testing may further improve the accuracy of PEER — specifically, we expect data from the SMART-MD trial to pinpoint the contribution of each modality to predictive accuracy, and we will continue to look for strategic relationships with genomic partners.

Latest Clinical Results

The trial we commenced at the Walter Reed National Military Medical Center ("Walter Reed") and Fort Belvoir Community Hospital ("Fort Belvoir") (collectively, the "Walter Reed PEER Trial") is the fourth randomized, controlled trial of PEER technology, and was designed to be one of the largest psychiatric treatment trials in recent history, with 1,922 subjects originally contemplated for enrollment. The protocol was designed as a randomized, double-blind, multi-site controlled clinical trial for military patients with a primary diagnosis of depression, and allowed for comorbid diagnoses such as PTSD, mTBI and other behavioral disorders. Reflecting the military’s need for a generalizable, real-world evidence trial, we consequently included patients with active suicidal ideation, although in most drug trials these suicidal ideation patients would have been specifically excluded. The protocol was designed to produce reportable results at several points during the study, with interim results to be assessed when the study reached 10%, 25%, and 50% of targeted enrollment. However, in May 2014, following enrollment of 150 evaluable patients in the trial and the interim analysis and submission of the initial results of those patients, the Walter Reed Institutional Review Board (the "Walter Reed IRB") suspended enrollment of new patients in order to conduct an internal review. We do not expect to recommence the Walter Reed PEER Trial.

Statistically significant results were obtained sooner than expected, at 150 patients, and interim results were prepared at the request of Congress in April, 2014. Ten of the study’s twelve endpoints had been achieved at this early stage in the study, leaving the possibility that the entire study may be completed with little more than 50 additional subjects.

The most important clinical finding of the interim results based on the first 10% of trial enrollment of the Walter Reed PEER Trial, was a 75% greater reduction in suicidality when military physicians followed PEER recommendations. No other military studies have achieved this level of improvement simply by improved targeting of current therapies. By comparison, a 1% increase in suicidality among children and young adults was sufficient to cause the addition of black box warning labels by the FDA for all antidepressants. Finally, treatments which followed PEER recommendations resulted in 2.5 times greater adherence to therapy, with a median of 5 follow-up visits for subjects on PEER-recommended therapies compared with 2 visits for those on non-PEER treatments.

The findings of the Walter Reed PEER Trial were disruptive, as the study data has been validated and revalidated by internal and external groups and has not changed in two years. The military reported to Congress that “no quality or safety issues” had been present in the course of the study, and in 2016, the FDA completed a full on-site inspection of study data and procedures revealing “no significant concerns”.

We expect additional publications around our study results and were included in a major Biological Psychiatry review article published in September, which summarized our clinical trials and 42 independent, controlled clinical trials which confirmed the utility of EEG in guiding pharmacologic interventions in mental health.

Current Research

Just as we have validated our data from the Walter Reed PEER Trial, we have also committed to rapidly replicate our findings and grow our database asset:

•	Canadian Armed Forces this year began their own clinical trial (n = 150) with a substantially similar protocol to that used in the Walter Reed PEER Trial. Additional NATO partners may join the clinical trial in 2017.

•	The SMART-MD trial was IRB approved and is expected to include 468 people. Plans are underway to begin enrollment in Southern California and North Carolina. This will be the first prospective trial to study the individual contributions of pharmacogenomics and quantitative EEG (“QEEG”), as well as providing useful data for updating of PEER classifiers.
•	The beta version of the MYnd Mobile App has launched, making outcome data collection easier and more granular for patients whose doctors use PEER.

Commercial Strategy

We plan to drive adoption of our technology and secure sustained profitability through the following four-pronged plan:

1.	Military and veterans. Due to the high visibility of their problem, military and veterans possess the ability to sustain demand and need for intervention. Dr. David J. Shulkin, the Veterans Administration Undersecretary for Health stated in July 2016, that “one veteran suicide is one too many, and this collaborative effort provides both upside and comprehensive data that allows us to make better informed decisions on how to prevent this national tragedy.”

2.	Commercial growth strategy outside of the US. The Canadian Armed Forces trial has commenced, which will provide both NATO and Health Canada (single payer system) experience with our PEER technology. It will also increase the size of our data base, and potentially result in PEER being adopted as a standard of care by Health Canada.

3.	Payer and Health System Pilots. Centers for Medicare & Medicaid Services ("CMS"), part of the Department of Health and Human Services ("HHS"), which administers programs including Medicare and Medicaid, is moving 50% of reimbursement to become value-based by 2018. With this trend, and growing enforcement of Mental Health Parity, the payer market has changed in ways which favor our product. Management’s goal is to implement payer pilot programs which demonstrate the clinical and economic efficacy of using PEER to get patients on appropriate mental health medications, thereby lowering utilization of health care costs and improving outcomes. Technology assessment/coverage submissions are underway with all multiple commercial health plans and managed care organizations. The first MYnd Center received CMS certification as an Independent Diagnostic Testing Facility (IDTF) in September 2016, and management intends to proceed with a submission to CMS for a national coverage determination. No assurance can be given as to whether or when such a determination will be granted.

4.	Provider group marketing. We’ve seen significant growth in formation of outpatient psychiatric groups, which concentrate both risk and purchasing power. We are actively pursuing group purchasing agreements with a number of outpatient, multi-center and multi-physician groups.

Intellectual Property

PEER Online Patent

We have 22 issued patents, of which nine are in the U.S., which cover the process involved in our PEER Online service. Our patents will expire between September 2017 and July 2022. In addition, we believe these patents cover the analytical methodology we use with any form of neurophysiology measurement including SPECT (Single Photon Emission Computed Tomography), fMRI (Functional Magnetic Resonance Imaging), PET (Positron Emission Tomography), CAT (Computerized Axial Tomography), and MEG (Magnetoencephalography). We do not currently have data on the use of such alternate measurements, but we believe they may, in the future, prove to be useful to guide therapy in a manner similar to referenced-EEG. We have been issued patents in the following countries and regions: Canada (three patents), Europe (two patents), Australia (three patents), Mexico (two patents), Japan (two patents) and Israel (one patent). We also have filed multiple additional patent applications for our technology in the U.S., Europe and Canada.

One US patent approval was for a distinctly new patent estate, covering internet transmission of neurometric information. This new allowance under its basic methods patent portfolio, patent number 8,239,013, covers remote or web-based transmission of neurometric data. In the event that use of neurometric data or algorithms becomes widespread, this patent could make it necessary for major equipment manufacturers to license rights from the Company in order to transmit such information for use in medication response prediction.

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

Trademarks

“Referenced-EEG”, “rEEG”, PEER Online and our MYnd Analytics logo are registered trademarks of the Company in the United States. We will continue to expand our brand names and our proprietary trademarks worldwide as our operations expand.

PEER Online Database

The PEER Online database consists of over 38,000 clinical outcomes for over 10,200 unique patients with psychiatric or addictive problems. The PEER Online database is maintained in two parts:

1. The QEEG Database

The QEEG Database includes EEG recordings and neurometric data derived from analysis of these recordings. QEEG is a standard measure that adds cloud-based computerized statistical analyses to traditional EEG studies. We have used two separate QEEG databases from different vendors, which provide statistical and normative information in the generation of a PEER Report.

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

Competition

Although we are not aware of any company that offers a service directly comparable to PEER Online services, the following companies might be noted as pursuing similar strategies:

BRAIN RESOURCE COMPANY is an Australian Clinical Research Organization (CRO) and neurosciences company focused on personalized medicine solutions for patients, clinicians, pharmaceutical trials and discovery research. Its iSpot clinical trial, and list of genomic and neurocognitive tools, some of which include QEEG, appears to focus on the same growing market that is targeted by us.

ASSURERx, GENOMIND, and HARMONYX are representative of CLIA lab companies focused on a genomic lab-based test for medication response, based primarily on their individual metabolism of medications. All have achieved varying levels of reimbursement for their tests from insurers. We consider such tests to be related and complementary. AssureRx was recently acquired by Myriad Genetics (MYGN).

VERILY, a wholly-owned subsidiary of Alphabet Inc. (a division formerly known as Google Life Sciences) is currently pursuing a $1 billion, 5-year Baseline Project to develop biometric and pharmacogenomic biomarkers using machine learning.

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

On November 30, 2012, Walter Reed’s Institutional Review Board (“IRB”) approved the protocol for research to be conducted at Walter Reed and Fort Belvoir. Walter Reed acted as the lead site and provided the Principal Investigator. On January 23, 2013, the Company received a memorandum from the Commander of Walter Reed, which officially confirmed the approval of the protocol and permission to conduct the clinical trial. The project title of the clinical trial is “Use of PEER Interactive to inform the prescription of psychotropic medications to patients with behavioral disorders.” Subsequently, the same protocol was also approved by the IRB at Fort Belvoir.

The Walter Reed PEER Trial was designed to generate real-world, generalizable evidence with an anticipated significant statistical sample of almost 2,000 subjects using our PEER Interactive technology. The protocol was designed as a randomized, double-blind, multi-site controlled clinical trial for military patients with a primary diagnosis of depression, and allowed for comorbid diagnoses such as PTSD, mTBI and other behavioral disorders. The protocol was designed to produce reportable results at several points during the study, with interim results to be assessed when the study reached 10%, 25%, and 50% of targeted enrollment. A post-hoc analysis was performed to evaluate the predictiveness of the database for the entire evaluable patient population, including the control subjects (i.e. did the physicians, in both the experimental and control groups, whose prescriptions matched medications rated highly in the PEER Reports do better than physicians whose prescriptions did not match up with the medications rated highly by the reports).

In April 2014, based on an interim analysis of less than 10% of the planned clinical trial enrollees, statistically significant results were achieved for ten of the twelve endpoints of the Walter Reed PEER Trial. In May 2014, following the interim analysis, the Walter Reed IRB suspended enrollment of new patients into the study in order to conduct an internal review. In December 2014, the review was completed and the protocol, with minor amendments, was resubmitted by the interim Principal Investigator to the Walter Reed IRB for approval. The leadership had expressed interest in continuing the trial and, if clinical utility is demonstrated, the significant potential impact that the PEER Interactive technology could have in the treatment of depression. The leadership had also expressed its desire to devote time and attention to the trial to make it a successful endeavor. The Company does not intend to recommence the trial at Walter Reed.

In February 2016, the Company hosted a five day on-site FDA inspection at its headquarters in California. The inspection focused solely on procedures, processes, communications and data associated with the Walter Reed PEER Trial. Subsequently, we received a letter, dated June 9, 2016, the purpose of which was to inform the Company that the FDA inspection conducted at the Company from February 3, 2016, to February 11, 2016, revealed no significant concerns and as a result, no response to the FDA letter was necessary.

The Company further validated data collected in the Walter Reed PEER Trial by performing source document verification, post-hoc sample tests and cross validation exercises. For example, new outcomes for approximately 1,500 unique patients – or ten times the number reported in the Walter Reed PEER Trial interim results — have been added to the PEER Registry since the inception of our work with Walter Reed, and these outcomes were consistent with our findings in the Walter Reed PEER Trial interim report.

Following the FDA’s inspection and further validation of its data, the Company published its results of the PEER Trial in the Journal of Neuropsychiatric Disease and Treatment on August 25, 2016.

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

Employees

As of September 30, 2016, our Neurometric Services operation had six full-time employees and three part-time independent contractors. We believe that our relations with our employees are good. None of our employees belong to a union.

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

Our current address is 26522 La Alameda, Suite 290, Mission Viejo, California 92691. Our telephone number is (949) 420-4400 and we maintain a website at www.MYndAnalytics.com. The reference to our web address does not constitute incorporation by reference of the information contained at this site.

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

We have not generated significant revenues or become profitable, may never do so and may not generate sufficient working capital to cover costs of operations. Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern. Historically, we have been unable to pay other obligations as they become due and have been in arrears on paying certain of our larger creditors. We have a history of insolvency that requires us to immediately secure additional funds to continue our operations. Until we can generate a sufficient amount of revenues to finance our operations and capital expenditures, we are required to finance our cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. As of September 30, 2016 we had approximately $0.32 million in cash and cash equivalents at hand. As of December 21, 2016 we had approximately $1,038,000 in cash and cash equivalents on hand. We will therefore need additional funds to continue our operations and will need substantial additional funds before we can increase demand for our PEER Online services.

On December 6, 2016, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC ("Aspire Capital"), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10 million of our shares of Common Stock over the approximately 30-month term of the purchase agreement. The extent to which we utilize the purchase agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our Common Stock, the volume of trading in our Common Stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the purchase agreement on any given day and during the term of the agreement is limited. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Private Placement Transactions—The Aspire Capital Equity Line" for additional information. Additionally, we and Aspire Capital may not effect any sales of shares of our Common Stock under the purchase agreement during the continuance of an event of default or on any trading day that the closing sale price of our Common Stock is less than $0.50 per share. Even if we are able to access the full $10 million under the purchase agreement, we will still need additional capital to fully implement our business, operating and development plans.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives, as well as through sales of Common Stock to Aspire Capital under the purchase agreement. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing acquisition, licensing, development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail. Furthermore, any additional equity funding will likely result in significant dilution to existing stockholders, and, if we incur additional debt financing in the future, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations and could cause us to be required to cease operations. Our financial statements include an opinion of our auditors that our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern.

Our liabilities exceed our assets; we have a working capital deficit.

As of September 30, 2016, we had liabilities of $1.58 million and assets of only $1.32 million. We had a working capital deficiency of $0.33 million. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects.

We have a history of operating losses and we have never been profitable.

We are a company with a limited operating history. Since our inception, we have incurred significant operating losses. As of September 30, 2016, our accumulated deficit was approximately $68.53 million. Our future capital requirements will depend on many factors, such as the risk factors described in this section, including our ability to maintain our existing cost structure and to execute our business and strategic plans as currently conceived. Even if we achieve profitability, we may be unable to maintain or increase profitability on a quarterly or annual basis.

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

Our belief in the efficacy of our PEER Online technology is based on a finite number of successful studies. Such results may not be statistically significant in future studies and may not be indicative of the long-term future efficacy of the information we provide. Controlled scientific studies, including those that have already been announced and that are planned for the future, may yield results that are unfavorable or demonstrate that our services, including our PEER Reports, are not clinically useful. While we have not experienced such problems to date, if the initially indicated results cannot be successfully replicated or maintained over time, utilization of services based on our PEER Online technology, including the delivery of our PEER Reports, may not increase as we anticipate, which would harm our operating results and stock price. In addition, if we fail to upgrade our PEER Online database to account for new medications that are now available on the market, psychiatrists and other physicians may be less inclined to utilize our services if they believe that our reports only provide information about older treatment options, which would further harm our operating results and stock price. In August, 2016, we commenced enrolling patients into a new clinical trial and anticipate commencing a second clinical trial in the first half of 2017. The trials are designed as a double-blind trial for military patients with a primary diagnosis of depression and other psychological co-morbidity.  We do not know whether the ultimate results of the trial will be successful.  There are many factors beyond our control that could affect the success of the trials, including difficulty in registering more subjects, failures of investigators to follow the proper protocol, external factors affecting patient health, among others.  If we fail to receive significant positive results for these trials, doctors may not be willing to use our services and our ability to generate revenue and to continue the PEER Online program, if at all, could be limited.

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

In February 2016, the Company hosted a five day on-site FDA inspection at its headquarters in California. The inspection focused solely on procedures, processes, communications and data associated with the Walter Reed PEER Trial. Subsequently, we received a letter, dated June 9, 2016, the purpose of which was to inform the Company that the FDA inspection conducted at the Company from February 3, 2016, to February 11, 2016, revealed no significant concerns and as a result, no response to the FDA letter was necessary.

The Company further validated data collected in the Walter Reed PEER Trial by performing source document verification, post-hoc sample tests and cross validation exercises. For example, new outcomes for approximately 1,500 unique patients – or ten times the number reported in the Walter Reed PEER Trial interim results — have been added to the PEER Registry since the inception of our work with Walter Reed, and these outcomes were consistent with our findings in the Walter Reed PEER Trial interim report.

Following the FDA’s inspection and further validation of its data, the Company published its results of the Walter Reed PEER Trial in the Journal of Neuropsychiatric Disease and Treatment on August 25, 2016.

The Company is proceeding with two clinical trials based substantially on the Walter Reed PEER Trial protocol in an effort to replicate and expand the result achieved during the Walter Reed PEER Trial. One clinical trial with the Canadian Armed Forces has commenced enrollment of patients in August, 2016. A second clinical trial with a large provider group has been through the training phase of the trial and is expected to commence enrolling patients in the next few months. At this time we cannot predict the results or the success of any of these trials. We can offer no assurances that the FDA will not insist on pre-market approval in the future, or that the data, which will be included in our future submissions to the FDA, do not raise any important new issues that could materially affect safety or effectiveness of our PEER service. The inability to enroll sufficient subjects or the receipt of inconclusive results from our new clinical trials would have a material adverse effect on our ability to expand our operations. We currently intend to continue marketing as a non-device cloud-based neurometric service branded as PEER Reports, under our Class I registration, while we pursue the additional clinical trials and consider submission of a Class II device premarket application in the future. If we continue to market our PEER Reports and the FDA determines that we should be subject to further FDA regulation as a Class II medical device, it could seek enforcement action against us based upon its position that our PEER Reports constitute a medical device as a result of which we could be forced to cease our marketing activities and pay fines and penalties, which would have a material adverse impact on us.

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

Billing complexities associated with obtaining payment or reimbursement for our tests may negatively affect our revenue, cash flow and profitability.

Substantially all of the Company’s current revenue is derived from the PEER Report process, which includes the EEG, the QEEG, and the PEER Report, for which we bill on a fee-for-service basis, including reimbursements by third-party payors, such as Medicare, Medicaid and other governmental payor programs, hospitals, private insurance plans and managed care organizations and direct payments from individual patients. Billing for PEER Report testing services is generally highly complex. We conduct our own internal billing and work closely with third-party providers to ensure accuracy of billing, timely collections, and resolution of appeals and billing discrepancies.

Depending on our billing arrangement with each third-party payor and applicable law, we are often obligated to bill in the specific manner prescribed by the various payors, each of which may have different requirements. Among the potential factors complicating our billing of third-party payors are:

•	disputes among payors regarding which party is responsible for payment;

•	disparity in coverage among various payors;

•	different process, information and billing requirements among payors; and

•	incorrect or missing billing information.

We also face risks in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles for accounts receivable.

Additionally, from time to time, payors change processes that may affect timely payment. These changes may result in uneven cash flow or impact the timing of revenue recognized with these payors. With respect to payments received from governmental programs, factors such as a prolonged government shutdown could cause significant regulatory delays or could result in attempts to reduce payments made to us by government healthcare programs. These billing complexities, and the related uncertainty in obtaining payment for PEER Report testing services, could negatively affect our revenue, cash flow and profitability. In addition, increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could adversely affect our business, results of operations and financial condition.

Changes in laws, regulations, payor policies or contracting arrangements with payors may adversely affect coverage or reimbursement for PEER Report services, which may decrease our revenue and adversely affect our results of operations and financial condition.

Governmental payors, as well as private insurers, and other private payors have implemented and will continue to implement measures to control the cost, utilization and delivery of healthcare services, including laboratory services. Congress has from time to time considered and implemented changes to laws and regulations governing healthcare service providers, including specialized diagnostic service providers. These changes have adversely affected and may in the future adversely affect coverage for laboratory services, including the PEER Report and PGx testing services we provide. We also believe that healthcare professionals may not use the PEER Report if third-party payors do not provide adequate coverage and reimbursement for them.

Reimbursement to healthcare providers, such as specialized analytic service providers, are subject to continuing change in policies by governmental payors, such as Medicare and Medicaid, private insurers, including managed care organizations, and other private payors, such as hospitals and private medical groups.

As a Medicare-participating independent diagnostic testing Facility based in California, we bill Noridian Healthcare Solutions, or Noridian, the Medicare Administrative Contractor, or MAC, for California, and are subject to Noridian’s local coverage and reimbursement policies. Reductions in coverage could decrease our average Medicare reimbursement rate per sample.

In addition, reimbursement from governmental payors is subject to statutory and regulatory changes, retroactive rate adjustments and administrative rulings, and other policy changes, all of which could materially decrease the range of services for which we are reimbursed or the reimbursement rates paid for PEER Report services.

Finally, some private insurers and other third-party payors link their rates to Medicare’s reimbursement rates, and a reduction in Medicare reimbursement rates for PEER Report services could result in a corresponding reduction in the reimbursements we receive from such third-party payors. Any reductions in reimbursement levels for the PEER Report would decrease our revenue and adversely affect our results of operations and financial condition.

Operating as a non-contracting provider with certain payors may adversely affect our results of operations and financial condition, and contracting with those payors may be disadvantageous to us.

We are currently considered to be an out-of-network or “non-contracting provider” by a number of third-party payors because we have not entered into a specific contract to provide PEER Report services to their insured patients at specified rates of reimbursement. We were generally subject to reimbursement as a non-contracting provider. As a non-contracting provider, many payors pay us a smaller percentage of our charges that they recognize to be reasonable, and expect us to collect greater coinsurance or copayments from our patients. Rather than collecting these higher coinsurance and copayment amounts from these patients, when permitted by law to do so, we may instead choose to charge them only the lower coinsurance and copayments amounts that would have applied to them if we had been contracted with their payor, which results in decreased revenues. In instances where we may be prohibited by law from treating these patients as if we were in-network, thus requiring these patients to pay higher coinsurance or copayments to us, our customers may decide to reduce or avoid prescribing PEER Report services for such patients, which could adversely affect our results of operations and financial condition.

Should any of the third-party payors with whom we are not contracted insist that we enter into a contract for the PEER Report services we provide, the resulting contract may contain pricing and other terms that are materially less favorable to us than the terms under which we currently operate. If revenue from a particular payor grows, there is heightened risk that such a third-party payor will insist that we enter into contractual arrangements that contain such terms. If we refuse to enter into a contract with such a third-party payor, they may refuse to cover and reimburse for PEER Report services, which may lead to a decrease in report volume and a corresponding decrease in our revenues. If we contract with such a third-party payor, although our report volume may increase as a result of the contract, our revenue per report under the contractual agreement and gross margin may decrease. The overall net result of contracting with third-party payors may adversely affect our business, results of operations and financial condition.

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

We have limited experience conducting clinical trials of psychiatric medications and in the event we conduct clinical trials, we will rely on outside parties, including academic investigators and outside consultants and will contract with research organizations to conduct these trials on our behalf. We will rely on these parties to assist in the recruitment of sites for participation in clinical trials, to maintain positive relations with these sites, and to ensure that these sites conduct the trials in accordance with the protocol and our instructions. If these parties renege on their obligations to us, our clinical trials may be delayed or unsuccessful.

In the event we conduct clinical trials, we cannot predict whether we will encounter problems that will cause us or regulatory authorities to delay or suspend our clinical trials or delay the analysis of data from our completed or ongoing clinical trials. In addition, we cannot provide assurance that we will be successful in reaching the endpoints in these trials, or if we are, that the FDA or other regulatory agencies will accept the results.

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

Certain of our patents will expire in the near future, and we may have difficulties protecting our proprietary rights and technology and we may not be able to ensure their protection.

Our ability to stop third parties from developing processes and commercializing products similar or identical to ours is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. As we describe elsewhere in this Annual Report, we currently have 22 issued patents, of which nine are in the U.S., covering the process involved in our PEER Online service. Our current patent portfolio includes US6,622,036, US7,754,190 and US8,562,951, which cover methods for (1) treating, classifying and analyzing brain imbalances, (2) predicting a drug response and (3) classifying an individual's QEEG data. These three patents will expire over the next two years, beginning in September 2017, at which point we can no longer enforce our rights under these patents against third parties to prevent them from developing processes and commercializing products similar or identical to ours. Because our efforts to achieve broader market acceptance of our PEER Online service may take a substantial period of time, our patents (and particularly our patents expiring in September 2017 and over the next two years) may expire or provide only a short period of protection, if any, following such broader market acceptance. This could expose us to substantially more competition and have a material adverse impact on our business and our ability to commercialize or license our technology and products. Our asset is our PEER Online Database and we will continue to encrypt and protect it.

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

Because we are a publicly traded company we are subject to certain federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or fraud in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

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

Our shares of common stock are currently quoted on the OTCQB under the symbol “MYAN” (formerly “CNSO”). There is currently no broadly followed, established trading market for our common stock and an established trading market for our shares of common stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. Also, as a result of this lack of trading activity, the quoted price for our common stock on the OTCQB is not necessarily a reliable indicator of its fair market value.

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

Recent and future sales of common stock or derivative securities by us in private placements or public offerings could result in substantial dilution to our existing stockholders. For example, the conversion of our $6 million in secured convertible debt at $5.00 per share, plus the interest thereon, which we privately placed between September 2014 and August 2016, resulted in the issuance of 1,263,406 additional shares. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional products and services, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

The sale of our Common Stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of Common Stock acquired by Aspire Capital could cause the price of our Common Stock to decline.

Under the Purchase Agreement, we are obligated to register for sale the Commitment Shares that we have issued and additional shares that we may sell to Aspire Capital under the Purchase Agreement. It is anticipated that the shares thereby registered will be sold over a period of up to approximately thirty months from the date of the related prospectus. The number of shares ultimately offered for sale by Aspire Capital under such prospectus will be dependent upon the number of shares we elect to sell to Aspire Capital under the Purchase Agreement. Depending on a variety of factors, including market liquidity of our Common Stock, the sale of shares under the Purchase Agreement may cause the trading price of our Common Stock to decline.

Aspire Capital may ultimately purchase all, some or none of the $10 million of Common Stock that, together with the Commitment Shares, we are required to register. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the Purchase Agreement. Sales by Aspire Capital of shares acquired pursuant to the Purchase Agreement under an effective registration statement, may result in dilution to the interests of other holders of our Common Stock. The sale of a substantial number of shares of our Common Stock by Aspire Capital, or anticipation of such sales, could cause the trading price of our Common Stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. However, we have the right under the Purchase Agreement to control the timing and amount of sales of our shares to Aspire Capital, and the Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

Were our common stock to be considered penny stock, and therefore become subject to the penny stock rules, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock.

The U.S. Securities and Exchange Commission (the “SEC”) has adopted a number of rules to regulate “penny stock” that may restrict transactions involving shares of our common stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our securities have in the past constituted “penny stock” within the meaning of the rules. Were our common stock to again be considered penny stock, and therefore become subject to the penny stock rules, the additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

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

Stockholders should be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities in the event our common stock were to again be considered a penny stock and therefore become subject to penny stock rules.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 64% of our issued and outstanding common stock and 59% on a fully diluted basis. As a result, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Transactions involving our common stock engaged in by our largest stockholders, directors or executive officers may have an adverse effect on the price of our stock.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 64 % of our issued and outstanding common stock and 59% on a fully diluted basis. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. In connection with our offering and sale of convertible notes which, upon conversion, resulted in the issuance of 1,263,406 additional shares of common stock, we agreed to file a registration statement under certain circumstances covering the resale of shares of common stock. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

The Company has its Headquarters and Neurometric services business premises at 26522 La Alameda, Suite 290, Mission Viejo, CA 92691, which is 2,290 sqft in size. We signed a 24 month lease for this location on January 22, 2016. The lease period commenced on February 1, 2016 and terminates on January 31, 2018. The rent for the first four months was $2,290 per month, which was abated by 50%; for months 5 through 12 the rent increased to $4,580 per month and for the final 12 months the rent will increase by 5% to $4,809 per month.

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

ITEM 3.	Legal Proceedings

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

Set forth below is a description of a legal proceeding that was terminated in the fourth quarter of the fiscal year ended September 30, 2016.

On August 15, 2016, the Company approved the entry into a Settlement Agreement and Mutual General Release ("Settlement Agreement"), dated as of August 8, 2016, with Leonard J. Brandt and Brandt Ventures, GP. The Settlement Agreement is a mutual release of all claims between the parties, including claims that were raised or could have been raised in litigation with Leonard J. Brandt and Brandt Ventures, GP in a number of civil actions in multiple venues, including litigation in the Superior Court for the State of California, Orange County, captioned Leonard J. Brandt and Brandt Ventures, GP v. CNS Response, Inc., Sail Venture Partners and David Jones, Superior Court for the State of California, Orange County, case no. 30-2011-00465655-CU-WT-CJC, and the Court of Chancery of the State of Delaware, captioned Leonard J. Brandt v. CNS Response, Inc., C.A. No. 7652-VGS, respectively. The Settlement Agreement terms included a cash payment of $225,000 paid on August 16, 2016, along with the issuance of a $50,000 Note (as defined herein) convertible into 5,000 shares of our common stock at $10.00 per share and a Note Warrant (as defined herein) for the purchase of 5,000 shares at $10.00 per share. The terms of the Note and the Note Warrant were substantially the same as the Notes and Warrants (as defined herein) issued pursuant to the Second Amended Note and Warrant Purchase Agreement described in Note 3. Convertible Debt and Equity Financing, and include a Security Agreement and Registration Rights Agreement.

On September 19, 2016, the Company entered into a Second Omnibus Amendment to amend the Notes, the Second Amended Note and Warrant Purchase Agreement and the Warrants. (refer to Note 3. Convertible Debt and Equity Financings of the Consolidated Financial Statements).

ITEM 4.	Mine Safety Disclosures.

Not applicable .

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is currently quoted on the OTCQB market under the symbol “MYAN” (formerly “CNSO”). There is currently no broadly followed, established trading market for our common stock.  Established trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an established trading market increases price volatility and reduces the liquidity of our common stock.  As a result of this lack of trading activity, the quoted price for our common stock on the OTCQB is not necessarily a reliable indicator of its fair market value.

The following table sets forth, for the periods indicated, the high and low bid information for our common stock as determined from sporadic quotations on the OTC Bulletin Board or OTCQB market.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2015
First Quarter	$54.00	$24.00
Second Quarter	$44.00	$34.00
Third Quarter	$34.00	$14.00
Fourth Quarter	$16.00	$10.00

Fiscal Year Ended September 30, 2016
First Quarter	$12.00	$4.00
Second Quarter	$8.00	$4.00
Third Quarter	$5.00	$3.00
Fourth Quarter	$6.00	$4.00

On December 20, 2016, the closing sales price of our common stock as reported on the OTCQB market was $9.05 per share.  As of December 20, 2016, there were 298 record holders of our common stock.  The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes provided under Part II, Item 8 of this annual report on Form 10-K.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of MYnd Analytics, Inc. for the fiscal years ended September 30, 2016 and 2015.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “goal,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this annual report on Form 10-K for a discussion of certain risks associated with our business.  We disclaim any obligation to update forward-looking statements for any reason.

Overview

MYnd Analytics, Inc. (the “Company”), is a predictive analytics company that has developed a decision support tool to help physicians reduce trial and error treatment in mental health and provide more personalized care to patients. The Company provides objective clinical decision support to mental healthcare providers for the personalized treatment of behavioral disorders, including depression, anxiety, bipolar disorder, post-traumatic stress disorder (“PTSD”) and other non-psychotic disorders. The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to a range of medications prescribed for the treatment of behavioral disorders. We will be conducting clinical trials focused on military personnel and their family members who are suffering from depression, PTSD and mild traumatic brain injury (“mTBI”) in order to support clinical decisions in the treatment of depression and related disorders.  We are also planning to commercialize our PEER Report by focusing on the following four areas:(i) Military and Veterans, (ii) commercial growth strategy outside of the US, initially through the Canadian Armed Forces, which will provide both NATO and Health Canada experience with our PEER technology, (iii) payer and self-insured markets and (iv) market entry of provider groups.

Working Capital

We are unable to pay all our obligations as they become due and we are in arrears on paying certain of our creditors.  If we are not able to raise additional funds within the next three to four months, and we cannot find additional sources of funds and/or reach accommodations with certain of our creditors, we will likely be required to cease our operations.

Since our inception, we have never been profitable and we have generated significant net losses. As of September 30, 2016, we had an accumulated deficit of approximately $68.53 million; and as of September 30, 2015, we had an accumulated deficit of approximately $62.59 million. We incurred operating losses of $3.77 million and $2.65 million for the fiscal years ended September 30, 2016 and 2015, respectively and incurred net losses of $5.94 million and $3.38 million for those respective periods. Large, non-cash, accounting transactions significantly impacted the net losses for the 2016 and 2015 fiscal years, including:

For 2016 our net loss was exacerbated by net non-cash, other expense charges in the aggregate amount of $1.9 million as a result of non-cash interest charges, accounting for the extinguishment of debt and derivative liability transactions resulting conversion of $6 million of convertible debt and the cancelation of all warrants that had been issued in association with the convertible debt.

For 2015 our net loss was exacerbated by net non-cash, other expense charges in the aggregate amount of $0.72 million as a result of accounting for non-cash interest charges, the extinguishment of debt and derivative liability transactions resulting from the amendment of the conversion terms of our notes payable.

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

As of September 30, 2016, our current liabilities of approximately $1.54 million exceeded our current assets of approximately $1.21 million by approximately $0.33 million and, assuming we are able to continue our operations, our net losses will continue for the foreseeable future.  During fiscal year 2016 we raised $2.95 million in the private placement of secured convertible debt convertible at $5.00 per share. During fiscal year 2015 we raised $1.35 million in the private placement of secured convertible debt convertible at $10.00 per share.

On November 30, 2016, and December 21, 2016 the Company sold and issued an aggregate of 208,000 shares of its Common Stock, at a per share price of $6.25, in private placements to a total of ten accredited investors, for which it received gross cash proceeds to the Company of $1,300,000. For details of these financings see "―Private Placement Transactions―Private Placement of Common Stock" below.

On December 6, 2016, the Company, entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. For details of the Purchase Agreement financing see "―Private Placement Transactions―The Aspire Capital Equity Line” below.

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

Private Placement Transactions

Private Placement of Convertible Notes

Between September 22, 2014, and July 20, 2015, the Company entered into a Note Purchase Agreement (the "Original Note Purchase Agreement") in connection with a bridge financing, with nine accredited investors, including lead investor RSJ Private Equity investiční fond s proměnným základním kapitálem ("RSJ PE"). Pursuant to the Original Note Purchase Agreement, the Company issued fifteen secured convertible promissory notes (each, a "September 2014 Note") in the aggregate principal amount of $2.29 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. Michal Votruba, a Director for Life Sciences for the RSJ/Gradus Fund, subsequently joined our Board on July 30, 2015. The September 2014 Notes were also purchased by four additional affiliates of the Company (refer to the Note Issuance and Conversion Table below).

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

On April 14, 2015, the Company entered into Amendment No. 1 to the Original Note Purchase Agreement with the majority of the noteholders in principal, dated as of April 14, 2015 ("Amendment No. 1"), pursuant to which: (i) the aggregate principal amount of notes provided for issuance was increased by $0.5 million to a total of $3.0 million, and (ii) the period to raise the $3.0 million was extended to September 30, 2015. The Company subsequently amended and restated the Original Note Purchase Agreement solely to update for the changes made pursuant to Amendment No. 1 (such amended and restated agreement, together with the Original Note Purchase Agreement, the "Note Purchase Agreement").

On September 14, 2015, the Company entered into an Omnibus Amendment (the "Omnibus Amendment") to the Note Purchase Agreement and the notes purchased and sold pursuant thereto, with the majority of the noteholders to fix the conversion price of all notes at $10.00 per share (as adjusted for stock splits, stock dividends, combinations or the like affecting the Common Stock) (the "Fixed Conversion Price") (i) automatically, in the event of a qualified financing of not less than $5 million, or (ii) voluntarily, within 15 days prior to the maturity date of the note. The Omnibus Amendment also amended the form of note attached to the Note Purchase Agreement to reflect the Fixed Conversion Price.

Subsequently thereto, on September 14, 15 and 24, 2015, the Company entered into a Note Purchase Agreement, as amended by the Omnibus Amendment, with each of six accredited investors, in connection with a bridge financing. Pursuant to these Note Purchase Agreements, the Company issued an aggregate principal amount of $710,000 of secured convertible promissory notes (collectively, the "September 2015 Notes," and together with the September 2014 Notes and all other notes purchased and sold pursuant to the Note Purchase Agreement, the "Notes"), which amount also represents the gross proceeds to the Company from the September 2015 Notes. Four of the six September 2015 Notes were purchased by affiliates of the Company, or an entity under such affiliate’s control (refer to the Note Issuance and Conversion Table below)

Through December 23, 2015, and prior to further amendments to the Notes, all of the Notes were scheduled to mature on March 21, 2016, (subject to earlier conversion or prepayment), and earned interest at a rate of 5% per annum with interest payable at maturity. The Notes could not be prepaid without the prior written consent of the holder of such Notes. The Notes were secured by a security interest in the Company’s intellectual property, as detailed in a security agreement. Upon a change of control of the Company, the holder of a Note had the option to have the Note repaid with a premium equal to 50% of the outstanding principal.

On December 23, 2015, the Company entered into a Second Amended and Restated Note and Warrant Purchase Agreement (which further amended and restated the Note Purchase Agreement, as modified by the Omnibus Amendment) (the "Second Amended Note & Warrant Agreement") with each of 16 accredited investors, pursuant to which (i) the aggregate principal amount of Notes available for issuance was increased from $3.0 million to up to $6.0 million, (ii) the maturity date of the Notes outstanding prior to such amendment was extended from March 21, 2016 to December 31, 2017, (iii) the time during which Notes may be issued was extended and (iv) certain warrants were issued to holders of both previously issued and Notes issued under the Second Amended Note & Warrant Agreement.

Pursuant to the Second Amended Note & Warrant Agreement, on December 23 and December 28, 2015, the Company issued to the two purchasers thereof, who are both affiliates (refer to the Note Issuance and Conversion Table below)of the Company, (i) an aggregate principal amount of $1,000,000 of secured convertible promissory notes (each, a "December 2015 Note"), which amount also represents the gross proceeds to the Company from the December 2015 Notes, and (ii) a Note Warrant to each holder of December 2015 Notes to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying their December 2015 Note (each, a "Note Warrant"). Each Note Warrant was exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that was forty-five (45) days following the date on which the daily closing price of shares of the Company's Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company's Common Stock is traded or listed) exceeded $50.00 for at least ten (10) consecutive trading days. The Note Warrants were subsequently cancelled. For additional details on cancellation of the Note Warrants, see "—Note Conversion and Warrant Cancellation" below.

Between February 23, 2016 and June 30, 2016, the Company issued to seven accredited investor purchasers thereof (i) an aggregate principal amount of $1,100,000 in eight separate Notes and (ii) a warrant to each holder of such Notes to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying their respective Note (each, also a "Note Warrant"). A total of 110,000 shares of Common Stock in the aggregate were underlying these Note Warrants. Five of the purchasers were affiliates of the Company (refer to the Note Issuance and Conversion Table below). The Note Warrants were subsequently cancelled. For additional details on cancellation of the Note Warrants, see "—Note Conversion and Warrant Cancellation" below.

Also on December 23, 2015, in consideration for the agreement to extend the maturity date of the Notes, the Company issued to holders of all Notes outstanding prior to the date of the Second Amended Note & Warrant Agreement, warrants to purchase an aggregate of 300,000 shares of Common Stock (the "Extension Warrants", together with the Note Warrants, the "Warrants"). All Warrants had identical terms. Each such holder was issued an Extension Warrant to purchase Common Stock in an amount equal to 100% of the shares underlying each such holder's previously outstanding Notes. Extension Warrants were issued to affiliates (refer to the Note Issuance and Conversion Table below). All Note Warrants and Extension Warrants were subsequently cancelled upon conversion of the Notes. For additional details on cancellation of the Warrants, see "—Note Conversion and Warrant Cancellation" below.

On August 15, 2016, the Company entered into an Amendment No. 1 to the Second Amended Note and Warrant Agreement with the investors party thereto to extend the time during which the Notes and the Warrants could be issued under the Second Amended Note and Warrant Agreement from August 11, 2016 to September 1, 2016.

On September 19, 2016, the Company entered into a Second Omnibus Amendment (the "Second Omnibus Amendment"), with a majority of over 80% of the noteholders, thereby amending: (i) the Notes, (ii) the Second Amended Note and Warrant Agreement, as amended and (iii) the Warrants. Pursuant to the Second Omnibus Amendment, the Company had the option, exercisable at any time after September 1, 2016, to mandatorily convert all Notes into shares of the Company's common stock at $5.00 per share (the "Mandatory Conversion").

Note Conversion and Warrant Cancellation

On September 19, 2016, pursuant to the Second Omnibus Amendment, the Company exercised the Mandatory Conversion and, on September 21, 2016, (i) converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000 on all of the Notes into 1,263,406 shares of the Company's common stock at a conversion price of $5.00 per share and (ii) cancelled all Warrants.

The below table sets forth details regarding the shares issued to certain related parties upon the Company's exercise of the Mandatory Conversion:

Note Issuance and Conversion Table:

Note Holder		Principal Amount	Accrued Interest at Conversion	Shares issued on Conversion
Original Note Purchase Agreement
Note Date Range Sept 22,2014 to July 20,2015
RSJ Private Equity	(1)	$750,000	$76,200	165,246
John Pappajohn	(2)	200,000	20,400	44,089
John Pappajohn	(5)	200,000	14,200	42,820
Tierney Family Trust	(3)	540,000	46,000	117,199
Follman Family Trust	(4)	100,000	7,700	21,538
Oman Ventures	(6)	200,000	20,400	44,089
4 Accredited Investors		300,000	30,600	66,112
Subtotal for First Round		$2,290,000
Omnibus Amendment Sept 14, 2015
Note Date Range Sept 14,2015 to September 24, 2015
RSJ Private Equity	(1)	$350,000	17,300	73,462
Robin Smith	(2)	60,000	3,100	12,611
John Pappajohn	(2)	100,000	5,100	21,015
Follman Family Trust	(4)	150,000	7,600	31,522
2 Accredited Investors		50,000	2,500	10,508
Subtotal for Second Round		$710,000
Second Amended Note December 23 & 28, 2015
RSJ Private Equity	(1)	$750,000	27,300	155,465
John Pappajohn	(2)	250,000	9,300	51,856
Subtotal for Third Round		$1,000,000
Note Date Range Feb 23,2016 to August 16, 2016
RSJ Private Equity	(1)	$250,000	1,400	50,281
Robin Smith	(2)	40,000	800	8,165
John Pappajohn	(2)	850,000	14,000	172,802
Tierney Family Trust	(3)	100,000	600	20,129
Follman Family Trust	(4)	300,000	5,100	61,014
Carpenter, George & Jill	(7)	100,000	1,300	20,254
Harris, Geoffrey	(2)	10,000	300	2,058
2 Accredited Investors		300,000	5,600	61,124
Brandt Ventures	(8)	50,000	200	10,047
Subtotal for Final Round		$2,000,000
Balances Converted September 19, 2016		$6,000,000	$317,000	1,263,406

(1)	RSJ PE is a greater than 5% shareholder. Michal Votruba, a Director for Life Sciences for the RSJ/Gradus Fund, joined our Board on July 30, 2015.
(2)	Member of the Board.
(3)	Thomas Tierney is a trustee of the Tierney Family Trust. Mr. Tierney originally joined the Board on February 25, 2013 and served as Chairman of the Board from March 26, 2013 through his resignation on May 22, 2015. On September 29, 2016 Mr. Tierney rejoined the Board. The Tierney Family Trust is a greater than 5% shareholder of the Company.
(4)	Robert Follman is a trustee of the Follman Family Trust and is a member of the Board.

(5)	John Pappajohn is a member of the Board. He purchased $200,000 of Notes, which on September 6, 2015, were assigned to four accredited investors. Approximately $10,400 of the total interest was attributable to such transferred Notes, resulting in an aggregate of 42,084 shares being issued upon the Mandatory Conversion of such transferred Notes.
(6)	Mark & Jill Oman are the beneficial owners of Oman Ventures and were greater than 5% shareholders of the Company.
(7)	George Carpenter is the CEO of the Company.
(8)	Brandt Ventures was issued this note as part of the Company’s settlement of its litigation with Leonard Brandt and Brandt Ventures (refer to Note 9. Commitments and Contingent Liabilities).

Private Placement of Common Stock

On November 30, 2016, the Company sold and issued an aggregate of 160,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to six accredited investors, for which it received gross cash proceeds to the Company of $1,000,000. Three of the six accredited investors were affiliates who represented 50% of the cash proceeds as follows: Dr. Robin Smith, our Chairman of the Board purchased 16,000 shares for $100,000; John Pappajohn, a member of the Board, purchased 32,000 shares for $200,000; and the Tierney Family Trust, of which our Board member, Thomas Tierney is a trustee, purchased 32,000 shares for $200,000. In connection with this private placement, certain investors (comprised of our executive officers and current and former directors) agreed to a 180-day “lock-up”, commencing on November 30, 2016, with respect to shares of Common Stock and other of our securities that they beneficially own, including securities that are convertible into shares of Common Stock and securities that are exchangeable or exercisable for shares of Common Stock. As a result, subject to certain exceptions, for a period of 180 days following November 30, 2016, such persons may not offer, sell, pledge or otherwise dispose of these securities without the Company's prior written consent.

On December 21, 2016, the Company sold and issued a further 48,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to four accredited investors who were new to the Company, for which it received gross cash proceeds to the Company of $300,000.

The Aspire Capital Equity Line

On December 6, 2016, the Company, entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which is committed to purchase up to an aggregate of $10.0 million of shares of Common Stock over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to file one or more registration statements registering the sale of the shares of Common Stock that have been and may be issued to Aspire Capital under the Purchase Agreement.

Under the Purchase Agreement, after the SEC has declared effective the registration statement referred to above, on any trading day selected by the Company on which the closing sale price of its Common Stock is equal to or greater than $0.50 per share, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of Common Stock per business day, up to $10.0 million of the Company’s common stock in the aggregate at a per share purchase price equal to the lesser of:

1)	the lowest sale price of Common Stock on the purchase date; or
2)	the arithmetic average of the three (3) lowest closing sale prices for Common Stock during the twelve (12) consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which the Company submits a purchase notice to Aspire Capital in an amount equal to 50,000 shares and the closing sale price of the Company's stock is greater than $0.50 per share, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of Common Stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for Common Stock traded on its principal market on the VWAP Purchase Date.

The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the Purchase Price. The Company may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

The Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock is less than $0.50. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of Common Stock (the “Commitment Shares”). The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Purchase Agreement. Any proceeds from the Company receives under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

The issuance of the Commitment Shares and all other shares of Common Stock that may be issued from time to time to Aspire Capital under the Purchase Agreement are exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Capitalization

At our annual meeting of stockholders held on October 28, 2015 (the “2015 Stockholder Meeting”), our stockholders approved a proposal to amend the Company’s Certificate of Incorporation in order to increase the number of shares of Common Stock authorized for issuance under our Charter from 180,000,000 to 500,000,000.

Also at our 2015 Stockholder Meeting, our stockholders approved an amendment to amend the Company’s Charter for the purposes of effecting a reverse stock-split of our Common Stock at a later time and at any time until the next meeting of the Company’s stockholders which are entitled to vote on such actions, by a ratio of not less than 1-for-10 and not more than 1-for-200, and to authorize the Board of Directors (“Board”) to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock-split.

On August 24, 2016, the Board approved a 1-for-200 reverse stock-split which was effected on September 21, 2016. On September 19, 2016, pursuant to the Second Omnibus Amendment, the Company exercised the Mandatory Conversion and, on September 21, 2016, (i) converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000 on all of the Notes into 1,263,406 shares of the Company's common stock at a conversion price of $5.00 per share and (ii) cancelled all 600,000 Warrants.

	Shares
Shares of Common Stock Authorized	500,000,000
Shares of Preferred stock Authorized (none issued and outstanding)	15,000,000
Total Authorized Shares	515,000,000

Shares of Common Stock Issued and Outstanding at September 30, 2016	1,941,061
Common Stock issuable upon the exercise of outstanding stock options at September 30, 2016	223,120	(1)
Common Stock issuable upon the exercise of outstanding warrants at September 30, 2016	7,160	(1)
Common Stock issuable upon the exercise of outstanding stock options issued after September 30, 2016	102,000	(2)
Common Stock issued pursuant to Subscription Agreements on November 30, 2016 and December 21, 2016	208,000	(2)
Common Stock issued pursuant to the Aspire Capital Fund Common Stock Agreement- commitment shares	80,000	(2)
Total securities outstanding and reserved for issuance at December 21, 2016	2,561,341

1)    For more detail on the exercise prices and expiration dates of the options and warrants please refer to the “Stock Option Plans” and “Warrants to Purchase Common Stock” sections of Note 5. Stockholders’ Deficit of the Consolidated Financial Statements. For more detail on certain warrant cancellations, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operation—Private Placement Transactions—Note Conversion and Warrant Cancellation".

2)    For more detail on the grant of options to purchase Common Stock, the issuance of Common Stock pursuant to Subscription Agreements on November 30, 2016, and December 21, 2016 and the issuance of commitment shares on December 6, 2016, to Aspire Capital pursuant to the Purchase Agreement refer to Note 11. Subsequent Events of the Consolidated Financial Statements.

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

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

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

Derivative accounting for convertible debt and warrants

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2016, the Company had no financial instruments that contain embedded derivative features.

Results of Operations for the Fiscal Years Ended September 30, 2016 and 2015

MYnd Analytics is focused on research and the commercialization of its PEER Reports through its Neurometric Services. The Company has commenced a clinical trial with the Canadian Armed Forces and is implementing a second clinical trial with a large provider group, with additional clinical trials and pilot studies being planned. Currently the Company is delivering PEER Reports to a core group of physicians. The PEER Report enables psychiatrists and other physician/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Fiscal Year ended September 30,
	2016	2015

Revenues	100%	100%
Cost of revenues	6	5
Gross profit	94	95
Research	63	92
Product development	870	691
Sales and marketing	613	348
General and administrative expenses	2,974	1,611
Operating loss	(4,426)	(2,647)
Other income (expense), net	(2,555)	(728)
Net income (loss)	(6,981)%	(3,375)%

Revenues

	Fiscal Year ended September 30,		Percent Change
	2016	2015
Neurometric Service Revenues	$85,100	$100,100	(15)%

With respect to our Neurometric Services business, the number of third party non-study related, paid PEER Reports delivered decreased by 39, at 204 reports for the fiscal years ended September 30, 2016 and at 243 reports for the fiscal years ended September 30, 2015. The average revenue was $417 per report for the 2016 period; in the prior year the revenue per report was $412. The total numbers of free PEER Reports processed were 29 and 14 for the 2016 and 2015 fiscal years respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Fiscal Year ended September 30,		Percent Change
	2016	2015
Neurometric Services Cost of Revenues	$5,500	$4,900	12%

Neurometric Services cost of revenues consisting of payroll costs (including stock-based compensation), consulting costs, and other miscellaneous charges were as follows:

		Fiscal Year ended September 30,
	Key Expense Categories	2016	2015	Change
(1)	Consulting fees	5,500	4,900	600
	Total Costs of Revenues	$5,500	$4,900	$600

Consulting costs associated with the processing of second generation of PEER Online reports are between $10 and $100 per report subject to the EEG service provider and the artifacting resource used.

Comparing the fiscal year ended September 30, 2016 with the corresponding period in 2015:

(1)	Consulting fees remained the substantially similar for the 2016 and 2015 periods despite a slight reduction in volume; this was primarily attributable to the mix of consulting resources used for EEG services and to artifact the EEGs.

Research

	Fiscal Year ended September 30,		Percent Change
	2016	2015
Neurometric Services Research	$53,700	$92,000	(42)%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees, travel, conference and other miscellaneous costs which were as follows:

		Fiscal Year ended September 30,
	Key Expense Categories	2016	2015	Change
(1)	Salaries and benefit costs	$41,600	$41,600	$-
(2)	Consulting fees	3,000	40,000	(37,000)
(3)	Other miscellaneous costs	9,100	10,400	(1,300)
	Total Research	$53,700	$92,000	$(38,300)

Comparing the fiscal year ended September 30, 2016, with the corresponding period in 2015:

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation, remained the same for the 2016 and the 2015 periods;

(2)	Consulting fees decreased for the 2016 period as we renegotiated our consulting agreements with our medical director and second physician. Our physicians are involved in our research studies and in the training of new PEER Report users

(3)	Other miscellaneous costs for the 2016 and 2015 periods were reduced slightly due to a slight reduction in insurance costs.

Product Development

	Fiscal Year ended September 30,		Percent Change
	2016	2015
Neurometric Services Product Development	$740,500	$691,800	7%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, conference, travel and miscellaneous costs which were as follows:

		Fiscal Year ended September 30,
	Key Expense Categories	2016	2015	Change
(1)	Salaries and benefit costs	$465,500	$461,700	$3,800
(2)	Consulting fees	154,300	145,500	8,800
(3)	System development costs	54,500	30,300	24,200
(4)	Conference & Travel	18,900	12,500	6,400
(5)	Other miscellaneous costs	47,300	41,800	5,500
	Total Product Development	$740,500	$691,800	$48,700

Comparing the fiscal year ended September 30, 2016, with the corresponding period in 2015:

(1)	Salaries and benefits increased by $3,800 for the fiscal year ended September 2016, due to a $8,200 increase in payroll and benefit expenses, which was offset by a reduction in stock based compensation. During the 2015 period, effective March 15, 2015 through to July 31, 2015, two managers had voluntarily agreed to defer a portion of their salaries in excess of $4,000 per month, in order help the Company conserve cash: the deferred salaries were accrued during this period and have not been paid out;

(2)	Consulting fees increased by $8,800 for the fiscal year ended September 30, 2016, as we underwent an FDA audit during which time we received assistance from our FDA compliance consultants. Consulting fees have otherwise been fairly consistent for the two years as the clinical trial focus has pivoted from the Walter Reed PEER Trial to the Canadian Armed Forces Study and preparing for the SMART-MD clinical trial.

(3)	System development and maintenance costs increased by $24,200 during the 2016 period as we used more time with our contract system programmers. Part of this increase was due to a catch-up as we had delayed some development activities during 2015 in order to conserve cash;

(4)	Conference and travel costs increased by $6,400 during the 2016 period due multiple trips to Ottawa to start-up and monitor the Canadian Armed Forces Trial;

(5)	Other miscellaneous costs increased by $5,500 in the 2016 period primarily associated with the Canadian Armed Forces Trial, Investigational Review Board costs and CMS application.

Sales and marketing

	Fiscal Year ended September 30,		Percent Change
	2016	2015

Neurometric Services Sales and Marketing	$522,000	$347,900	50%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, consulting fees, advertising, marketing, conference and travel expenses.

		Fiscal Year ended September 30,
	Key Expense Categories	2016	2015	Change
(1)	Salaries and benefit costs	$137,700	$187,400	$(49,700)
(2)	Consulting fees	177,100	118,900	58,200
(3)	Advertising and marketing costs	156,800	26,900	129,900
(4)	Conferences and travel costs	700	8,700	(8,000)
(5)	Other miscellaneous costs	49,700	6,000	43,700
	Total Sales and marketing	$522,000	$347,900	$174,100

Comparing the fiscal year ended September 30, 2016, with the same period in 2015:

(1)	Salaries and benefits for the 2016 period decreased by $49,700 primarily due to option grants which became fully vested, and consequently, amortization expenses were reduced.

(2)	Consulting fees for the 2016 period increased by $58,200. This difference was primarily due to the decrease in expenditure during the 2015 period when marketing services provided by Decision Calculus Associates (“DCA”) were suspended from March to August 2015 in order to conserve cash: DCA was re-engaged as of September 1, 2015.

(3)	Advertising and marketing expenses increased for the period ended September 30, 2016, by a net $129,900. During the 2016 period we incurred approximately $148,300 in social media advertising costs focused on the Southern Californian market. During the 2015 period we incurred $18,900 in social media costs. During the 7 months when social media advertising was actively being pursued during the 2016 period, we improved the effectiveness of our advertising which ultimately resulted in the generation of over 1,000 leads per month at an average cost of approximately $25 per lead. Although we were successful in generating leads, we discovered that closing those leads was difficult for multiple reasons, most importantly, it highlighted the need for an in-house physician at our MYnd Analytics Center (“MAC Center”) as patients frequently failed to contact third party physicians to whom they were referred. Secondly, the lack of insurance reimbursement, especially for patients covered by the Centers for Medicare & Medicaid Services (“CMS”), was an issue. On September 29, 2016, we were notified that our CMS application was approved to have our MAC Center designated as an Independent Diagnostic Testing Facility. This approval allows us to start billing Medicare and Medical. During the 2015 period Advertising and Marketing expenses were minimal.

(4)	Conference and travel expenditures for the 2016 period were minimal.

(5)	Miscellaneous expenditures for the 2016 period increased by a net $43,700 for multiple reasons including: the rent, telecommunications and furnishing of the MAC Center in Southern California which opened in March 2016; these expenditures totaled $21,500; a down payment of $5,500 on a second MAC Center in San Francisco; and $10,400 for the subscription of lead-automation software application to efficiently track leads generated by our social media advertising campaign. For the 2015 period, miscellaneous expenses were limited to tracking telecommunications and dues for computer services.

General and administrative

	Fiscal Year ended September 30,		Percent Change
	2016	2015
General and administrative Neurometric Services	$2,530,200	$1,613,300	57%

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs.

		Fiscal Year ended September 30,
	Key Expense Categories	2016	2015	Change
(1)	Salaries and benefit costs	$1,643,800	$712,500	$931,300
(2)	Consulting fees	44,500	-	44,500
(3)	Legal fees	160,800	275,700	(114,900)
(4)	Other professional and consulting fees	118,000	119,000	(1,000)
(5)	Patent costs	115,400	113,600	1,800
(6)	Marketing and investor relations costs	28,500	50,200	(21,700)
(7)	Conference and travel costs	83,400	57,000	26,400
(8)	Dues & subscriptions fees	94,300	78,800	15,500
(9)	General admin and occupancy costs	241,500	206,500	35,000
	Total General and administrative costs	$2,530,200	$1,613,300	$916,900

  Comparing the fiscal year ended September 30, 2016, with the same period in 2015:

(1)	Salaries and benefit expenses increased by $931,300 for the 2016 period. This increase was primarily due to a $935,400 increase in based stock compensation to directors, officers and staff; which was offset by a $4,100 reduction in benefit expenses. Salaries for administrative staff remained unchanged for the two periods. During the 2015 period, in order to conserve cash, officers voluntarily deferred a portion of their salary in excess of $4,000 per month from mid-February through July of 2015, during which period $175,100 was accrued for payroll and payroll taxes.

(2)	Consulting fees on $44,500 were incurred as a result of consulting agreements with investment banks.

(3)	Legal fees for the 2016 period decreased by $114,900 to $160,800 and were primarily comprised of $111,600 in general and SEC related fees, $55,600 in litigation settlement related fees, $11,200 in FDA counsel fees, $12,300 for California healthcare specific legal work and $23,100 in miscellaneous legal and SEC related fees for a total of $213,800, which was offset by a credit of $53,000 as a result of lobbying fees which were renegotiated. For the 2015 period legal fees were primarily $141,600 for general and SEC related fees and $112,500 were for lobbying fees, (which were partially renegotiated in the 2016 period) and $21,600 in miscellaneous legal and SEC related fees.

(4)	Other professional and consulting fees for audit and tax services had minimal change for the 2016 and 2015 periods;

(5)	Patent costs increased marginally by $1,800 due to the mix of patent and trademark applications and maintenance costs;

(6)	Marketing and investor relations costs decreased by a net $21,700 for the 2016 period. During the 2016 period we engaged an investor/public relations firm from mid-January through to May of 2016 at a cost of $28,100. The engagement was subsequently cancelled. For the 2015 period we had engaged a firm at a cost of approximately $44,100 of which $22,500 was in fees and $21,600 was in the fair value of issued warrants.

(7)	Conference and travel costs increased by a net $26,400 for the 2016 period. Of this increase $14,000 was to attend three investor Conferences. The remaining expenses were due to increased travel to promote the Company’s PEER Report with payer and provider groups or to meet with potential investors.

(8)	Dues and subscription costs increased by $15,500 for the 2016 period this is largely due to Transfer Agent fees associated with our 1 for 200 reverse stock-split which happened on September 21, 2016.

(9)	General administrative and occupancy costs increased by a net $35,000 for the 2016 period: of this increase $12,900 was due to increased insurance costs; $11,000 for printing costs, mostly proxy materials for the annual meeting held in October, 2015; $3,600 for relocation costs to our new premises and $3,600 for record storage fees.

Other income (expense)

	Fiscal Year ended September 30,		Percent Change
	2016	2015
Neurometric Services (expense), net	$(2,172,100)	$(724,600)	200%

For the fiscal years ended September 30, 2016 and 2015 net other non-operating income (expenses) for Neurometric Services were as follows:

•	For the fiscal year ended September 30, 2016, we incurred non-cash interest charges totaling $2,721,500 of which $217,300 was accrued interest on our convertible promissory notes at 5% per annum. The remaining balance was comprised of $1,134,800 of beneficial conversion discount amortization on the convertible promissory notes and $1,365,200 was the valuation of warrants; and only $4,200 was for actual net interest paid in cash during that period.

For the fiscal year ended September 30, 2015, we incurred non-cash interest charges totaling $257,400 of which $101,000 was accrued interest on our convertible promissory notes at 5% per annum. The remaining balance was comprised of $152,700 of beneficial conversion discount amortization on the convertible promissory notes; and only $3,700 was for actual net interest paid in cash during that period.

•	For the fiscal year ended September 30, 2016, we incurred finance fees totaling $20,000 in association with our private placement of convertible notes. For the fiscal year ended September 30, 2015, we had no finance fees.

•	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the change in fair value of non-hedging derivative instruments are to be recognized in current earnings. For the fiscal year ended September 2016 we booked a loss of $34,600 on the elimination of our derivation instruments when all Notes were converted to equity. For the fiscal year ended September 30, 2015 the periodic revaluation of our derivative liabilities for the promissory note conversion feature, resulted in a non-cash gain of $162,800.

38

•

For the fiscal year ended September 30, 2016 we booked a non-cash gain of $572,300 related to the Mandatory conversion on September 19, 2016 of all outstanding convertible notes and the cancellation of all warrants pursuant to the Second Omnibus Amendment of the Amended Note and Warrant Agreement which we entered into with a majority of the noteholders (for more detail refer to Note 3. Convertible Debt and Equity Financing of the Consolidated Financial Statements).

For the fiscal year ended September 30, 2015, we experienced a non-cash loss on the extinguishment of debt of $630,000 related to the Omnibus Amendment dated September 14, 2015, to the Note Purchase Agreement and the notes purchased and sold pursuant thereto, with the approval of the majority of the noteholders to fix the conversion price of all notes at $10.00 per share instead of the original $50.00 per share, subject to an anti-dilution ratchet.

Net Loss

	Fiscal Year ended September 30,		Percent Change
	2015	2014
Neurometric Services Loss, net	$(5,940,900)	$(3,379,400)	76%

The net loss for our Neurometric Services business of $5.9 million for the year ended September 30, 2016, compared to the approximately $3.4 million loss in the corresponding prior year is in large part due to the increase of $1.4 million in non-cash accounting charges in the 2016 period as described in the Other Income (Expense) category above. The balance of the difference was due to the Company’s operating loss.

The Company’s operating loss of $3.7 million for the year ended September 30, 2016, is an increase of $1.1 million over the $2.6 million operating loss in the prior year. This is largely due to an increase in stock compensation of $0.94 million to directors, officers and staff and due to Sales and Marketing expenditure increases of $129,900 for advertising and $43,700 in miscellaneous costs in setting up and maintaining the MAC Center.

Liquidity and Capital Resources

Since our inception, we have never been profitable and we have generated significant losses. As of September 30, 2016, we had an accumulated deficit of approximately $68.53 million compared to our accumulated deficit as of September 30, 2015, which was approximately $62.59 million. We have not yet achieved profitability and anticipate that we will continue to incur losses for the foreseeable future. Our management expects that with our proposed clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of September 30, 2016, we had $318,200 in cash and cash equivalents and a working capital deficit of approximately $0.33 million. This is compared to our cash position of $432,100 in cash and cash equivalents as of September 30, 2015, and a working capital deficit of $1.26 million. The reduction in our working capital deficit is primarily due to an increase in our current assets as a result of accounting for prepaid expenses.

From September 22, 2014, through to August 11, 2016, we raised $6 million of Secured Convertible Notes. The Company exercised the Mandatory Conversion on September 19, 2016 and, on September 21, 2016, (i) converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000 on all of the Notes into 1,263,406 shares of the Company's common stock at a conversion price of $5.00 per share and (ii) cancelled all Warrants issued in association with the Secured Convertible Notes.

On November 30, 2016, and December 21, 2016 the Company sold and issued an aggregate of 208,000 shares of its Common Stock, at a per share price of $6.25, in private placements to a total of ten accredited investors, for which it received gross cash proceeds to the Company of $1,300,000. Three of the ten accredited investors were affiliates who represented 38.5% of the cash proceeds as follows: Dr. Robin Smith, our Chairman of the Board purchased 16,000 shares for $100,000; John Pappajohn, a member of the Board, purchased 32,000 shares for $200,000; and the Tierney Family Trust of which our Board member, Thomas Tierney is a trustee, purchased 32,000 shares for $200,000.

On December 6, 2016, the Company, entered into a common stock Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement.

The Company has been funded through multiple rounds of private placements, primarily from members of our Board or our affiliates. For details please refer to Item 2. Private Placement Transactions and Notes 3, 7 and 11 to the Consolidated Financial Statements.

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

We need additional funds to conduct our SMART-MD clinical trials and to continue our operations and will need substantial additional funds before we can implement our initiatives to increase demand for our PEER Online services. We are continuing to explore additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail. Furthermore, any additional equity funding may result in significant dilution to existing stockholders and, if we incur debt financing, a substantial portion of our operating cash flow may be dedicated to the repayment of principal and interest on such indebtedness, thus limiting funds available for our business activities.

We expect to continue to incur operating losses in the future. We anticipate that our cash on hand and cash generated through our operations will be sufficient to fund our operations for the next three to four months. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations, and could cause us to have to cease operations.

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

Since February, 2013, through July 2014 we raised $4.8 million through the private placement of equity at $50.0 per share of Common Stock. Of these equity offerings, $2.1 million, or 44%, were purchased by directors, officers and affiliates of the Company.

Between September 2014, and August 2016 we have raised $6.0 million through the private placement of secured convertible debt with an exercise price of $5.00 per share of Common Stock. Of this funding $5.1 million, or 85%, was provided by directors, an officer and affiliates of the Company.

For details of these financings please see Note 3 and Note 6 of the Notes to the Consolidated Financial Statements.

On November 30, 2016, and December 21, 2016 the Company sold and issued an aggregate of 208,000 shares of its Common Stock, at a per share price of $6.25, in private placements to a total of ten accredited investors, for which it received gross cash proceeds to the Company of $1,300,000. Three of the ten accredited investors were affiliates who represented 38.5% of the cash proceeds as follows: Dr. Robin Smith, our Chairman of the Board purchased 16,000 shares for $100,000; John Pappajohn, a member of the Board, purchased 32,000 shares for $200,000; and the Tierney Family Trust of which our Board member, Thomas Tierney is a trustee, purchased 32,000 shares for $200,000.

On December 6, 2016, the Company, entered into a common stock Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement.

For details of these financings please see Note 11 of the Notes to the Consolidated Financial Statements.

Cash Flows

Net cash used in operating activities was $2,978,400 for the year ended September 30, 2016, compared to $2,156,400 for the same period in 2015. The $822,000 net increase in cash used for operations was largely due to an increase is social media advertising of $129,900; the establishment of the MAC Center, $43,700; the cash component of the Brandt Litigation settlement $225,000; the development of a mobile application to capture outcome data costing $88,400; the payment of regular salaries to managers in the 2016 period, whereas during the 2015 period, manager salaries in excess of $4,000 per month were voluntarily deferred and not paid, for five months or more, this accounts for $311,000 of the difference.

During for the year ended September 30, 2016, the Company invested $78,300 in an intangible asset, which is the development of a mobile software application to collect patient outcomes; and purchased $4,000 of office equipment and furniture. During the corresponding period in 2015, the Company had no investment activities, however disposed of some excess equipment for $1,500.

Financing activities for the year ended September 30, 2016, consisted of $2.95 million in cash proceeds received from private placements pursuant to the Second Amended Note & Warrant Purchase Agreement from nine accredited investors of which seven are affiliated with the Company. For the year ended September 30, 2015, financing activities were $1.35 million raised from the private placements pursuant to the original Note Purchase Agreement and its amendments from seven accredited investors of which five were affiliated with the Company.

Contractual Obligations and Commercial Commitments

For details of Contractual Obligations and Commercial Commitments please the Lease Commitments section of “Note 9. Commitments and Contingent Liabilities” of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MYnd Analytics, Inc.

26522 La Alameda, Suite 290

Mission Viejo, CA 92691

We have audited the accompanying consolidated balance sheets of MYnd Analytics, Inc. (the “Company”)(Formerly CNS Response, Inc.) and their subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

December 22, 2016

MYND ANALYTICS, INC.

CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2016 and 2015

	September 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$318,200	$432,100
Accounts receivable (net of allowance for doubtful accounts of $1,200 and $1,200 as of September 30, 2016, and September 30, 2015, respectively)	5,100	11,800
Prepaid insurance	59,800	57,400
Prepaid common stock	808,000	39,000
Prepaid other assets	18,800	7,900
Total current assets	1,209,900	548,200
Furniture and equipment, net	9,500	1,700
Intangible assets	87,100	13,100
Other assets	13,600	4,100
TOTAL ASSETS	$1,320,100	$567,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES:
Accounts payable (including $10,000 and $10,000 to related parties as of September 30, 2016, and September 30, 2015, respectively)	$426,600	$852,000
Accrued liabilities	61,000	156,300
Accrued compensation	509,400	418,500
Accrued compensation – related parties	436,200	226,100
Accrued interest	3,900	103,600
Deferred revenue - grant funds	45,900	45,900
Current portion of note payable	56,300	-
Current portion of capital lease	1,200	2,400
Total current liabilities	1,540,500	1,804,800

LONG-TERM LIABILITIES
Secured convertible debt – related parties (net of discounts $0.00 and $209,900 as of September 30, 2016 and September 30, 2015, respectively)	-	2,240,100
Secured convertible debt - other (net of discounts $0.00 and $24,300 as of September 30, 2016, and September 30, 2015, respectively)	-	525,700
Derivative liability	-	833,000
Long term portion of note payable	31,400	-
Long term portion of capital lease	4,700	-
Total long-term liabilities	36,100	3,598,800
TOTAL LIABILITIES	1,576,600	5,403,600
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value; authorized 500,000,000 shares and issued and outstanding 1,941,061 shares and 512,405 shares as of September 30, 2016 and September 30, 2015, respectively	1,900	500
Additional paid-in capital	68,275,400	57,755,900
Accumulated deficit	(68,533,800)	(62,592,900)
Total stockholders’ deficit	(256,500)	(4,836,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,320,100	$567,100

See Accompanying Notes to the Consolidated Financial Statements

MYND ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED

SEPTEMBER 30, 2016 AND 2015

	2016	2015
REVENUES
Neurometric Services	$85,100	$100,100

Cost of neurometric services revenue	5,500	4,900
Research	53,700	92,000
Product development	740,500	691,800
Sales and marketing	522,000	347,900
General and administrative	2,530,200	1,613,300

Total operating expenses	3,851,900	2,749,900

OPERATING LOSS	(3,766,800)	(2,649,800)

OTHER INCOME (EXPENSE):
Interest expense, net	(2,721,500)	(257,400)
Gain (loss) on extinguishment of debt	572,300	(630,000)
(Loss) gain on derivative liabilities	(34,600)	162,800
Finance fees	(20,000)	-
Other miscellaneous income	306,700	-
Legal settlement expense	(275,000)	-
Total other expense	(2,172,100)	(724,600)
LOSS BEFORE PROVISION FOR INCOME TAXES	(5,938,900)	(3,374,400)
Provision for income taxes	2,000	5,000
NET LOSS	$(5,940,900)	$(3,379,400)

BASIC AND DILUTED LOSS PER SHARE:
From operations	$(9.26)	$(6.64)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	641,844	509,066

See Accompanying Notes to the Consolidated Financial Statements

MYND ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2016 AND 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2014	508,655	$500	$57,451,400	$(59,213,500)	$(1,761,600)

Stock-based compensation	-	-	263,300	-	263,300
Restricted stock compensation	3,750	-	41,200	-	41,200
Net loss for the fiscal year ended September 30, 2015	-	-	-	(3,379,400)	(3,379,400)
Balance at September 30, 2015	512,405	$500	$57,755,900	$(62,592,900)	$(4,836,500)

Stock-based compensation	-	-	758,400	-	758,400
Extension Warrants issued to note holders	-	-	1,196,000	-	1,196,000
Note Warrants issued to note holders	-	-	1,365,200	-	1,365,200
Stock issued to vendor	1,500	-	6,900	-	6,900
Restricted Stock compensation	163,750	100	877,300	-	877,400
Conversion of notes	1,263,406	1,300	6,315,700	-	6,317,000
Net loss	-	-	-	(5,940,900)	(5,940,900)
Balance at September 30, 2016	1,941,061	$1,900	$68,275,400	$(68,533,800)	$(256,500)

See Accompanying Notes to the Consolidated Financial Statements

MYND ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

SEPTEMBER 30, 2016 AND 2015

	2016	2015
OPERATING ACTIVITIES:
Net loss	$(5,940,900)	$(3,379,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,200	7,600
Gain on derivative liability valuation	34,600	(162,800)
Stock based compensation	758,400	241,700
Loss on extinguishment of debt	(572,300)	630,000
Financing expenses	2,717,300	275,300
Note issued for litigation settlement	50,000	-
Changes in operating assets and liabilities:
Accounts receivable	6,700	(2,500)
Prepaids and other	25,700	(4,900)
Accounts payable and accrued liabilities	(182,900)	(64,000)
Amort of grant of common stock	76,300	-
Security deposits	(9,500)	-
Deferred compensation	51,000	302,600
Net cash used in operating activities	(2,978,400)	(2,156,400)
INVESTING ACTIVITIES:
Purchase of fixed assets	(4,000)	-
Disposal of equipment	-	1,500
Intangible assets	(78,300)	-
Net cash used in investing activities	(82,300)	1,500
FINANCING ACTIVITIES:
Repayment of a capital lease	(3,200)	(3,600)
Net proceeds from issuance of secured convertible debt	2,950,000	1,350,000
Net cash provided by (used in) financing activities	2,946,800	1,346,400
NET DECREASE IN CASH	(113,900)	(808,500)
CASH- BEGINNING OF YEAR	432,100	1,240,600
CASH- END OF YEAR	$318,200	$432,100
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,200	$3,700
Finance Fees	20,000	-
Income taxes	$2,000	$4,900
Non-cash financing activity
Conversion of convertible notes to common stock	6,266,800	-
Conversion of Brandt litigation settlement convertible note to common stock	50,200	-

See Accompanying Notes to the Consolidated Financial Statements

MYND ANALYTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2016

Special Note Regarding Reverse Stock-split

UNLESS OTHERWISE INDICATED, ALL STOCK-BASED AMOUNTS APPEARING IN THIS ANNUAL REPORT (INCLUDING HISTORICAL AMOUNTS) HAVE BEEN ADJUSTED TO GIVE EFFECT TO THE 1-FOR-200 REVERSE STOCK-SPLIT EFFECTED SEPTEMBER 21, 2016.

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

MYnd Analytics, Inc. (the “Company”), is a predictive analytics company that has developed a decision support tool to help physicians reduce trial and error treatment in mental health and provide more personalized care to patients. The Company provides objective clinical decision support to mental healthcare providers for the personalized treatment of behavioral disorders, including depression, anxiety, bipolar disorder, post-traumatic stress disorder (“PTSD”) and other non-psychotic disorders. The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to a range of medications prescribed for the treatment of behavioral disorders. We will be conducting clinical trials focused on military personnel and their family members who are suffering from depression, PTSD and mild traumatic brain injury (“mTBI”) in order to support clinical decisions in the treatment of depression and related disorders.  We are also planning to commercialize our PEER Report by focusing on the following four areas:(i) Military and Veterans, (ii) commercial growth strategy outside of the US, initially through the Canadian Armed Forces, which will provide both NATO and Health Canada experience with our PEER technology, (iii) payer and self-insured markets and (iv) market entry of provider groups.

The Company acquired the Neuro-Therapy Clinic, Inc. (“NTC”) on January 15, 2008, to provide behavioral health care services.  NTC’s operations were discontinued effective September 30, 2012.

At our 2015 Stockholder Meeting, the Company's stockholders also approved an amendment to amend the Company’s Charter for the purposes of effecting a reverse stock-split of Common Stock at a later time and at any time until the next meeting of the Company’s stockholders which are entitled to vote on such actions, by a ratio of not less than 1-for-10 and not more than 1-for-200, and to authorize the Board to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock-split. On August 24, 2016, the Board resolved to execute a 1-for-200 reverse stock-split.

On September 20, 2016, the Company announced that on September 20, 2016, it had filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”) to (i) effect a 1-for-200 reverse stock-split (“reverse split”) of its common stock, par value $0.001 per share (the “Common Stock”), effective at 8:00 a.m. Eastern Time on September 21, 2016 (the “Effective Time”). Because the Amendment did not reduce the number of authorized shares of Common Stock, the effect of the Amendment was to increase the number of shares of Common Stock available for issuance relative to the number of shares issued and outstanding.

At the Effective Time, immediately and without further action by the Company’s stockholders, every 200 shares of the Company’s Common Stock issued and outstanding immediately prior to the Effective Time were automatically combined into one share of Common Stock. In the event the reverse split left a stockholder with a fraction of a share, the number of shares due to that stockholder was rounded up. Further, any options, warrants and rights outstanding as of the Effective Time that were subject to adjustment were adjusted in accordance with the terms thereof. These adjustments included, without limitation, changes to the number of shares of Common Stock that would be obtained upon exercise or conversion of such securities, and changes to the applicable exercise or purchase price.

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

The Company’s continued operating losses and limited capital raise substantial doubt about its ability to continue as a going concern. The Company has limited cash resources for its operations and will need to raise additional funds to meet its obligations as they become due. As of September 30, 2016, the Company had an accumulated deficit of $68,533,800. For the year ended September 30, 2016, the Company had a net loss from operations of $3,766,800 and net cash used in operating activities of $3,028,400.

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

Between September 22, 2014, and August 11, 2016, the Company raised $6 million of Secured Convertible Notes. The Company exercised the Mandatory Conversion on September 19, 2016 and, on September 21, 2016, (i) converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000 on all of the Notes into 1,263,406 shares of the Company's common stock at a conversion price of $5.00 per share and (ii) cancelled all Warrants issued in association with the Secured Convertible Notes.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and are in accordance with accounting principles generally accepted in the United States of America.

Basis of Consolidation

The audited consolidated financial statements include the accounts of the Company, an inactive parent company, and its wholly owned subsidiaries CNS California and NTC, which is a dormant company. There were no intercompany transactions to be eliminated on consolidation.

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At September 30, 2016 cash exceeds the federally insured limit by $68,200.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2016, the Company did not have any derivative financial instruments.

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

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

The range of Black-Scholes option-pricing model assumption inputs for all the valuation dates are in the table below:

	September 30, 2015 through to September 30, 2016
	Low	High
Annual dividend yield	—	—
Expected life (years)	2.5	5.00
Risk-free interest rate	0.56%	1.81%
Expected volatility	191.05%	273.10%

The a detailed roll-forward of derivative liabilities classified as Level 1,2 or 3, please refer to the table in Note 4, Derivative Liabilities.

The net changes in Derivative Liabilities for transactions which were booked to other income resulted in a net loss on derivative liabilities of $34,600 for the fiscal year ended September 30, 2016 and a net gain of $162,800 for the fiscal year ended September 30, 2015.

The net changes in Extinguishment of Debt for transactions which were booked to other income resulted in a net gain on extinguishment of debt of $572,300 for the fiscal year ended September 30, 2016 and a net loss of $630,000 for the fiscal year ended September 30, 2015.

We had derivative liabilities of $0 and $833,000 as of September 30, 2016 and 2015 respectively.  As at September 30, 2016, the Company did not identify any assets or liabilities that required presentation on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection which as of September 30, 2016 and 2015 are $1,200 and $1,200 respectively.

Furniture and Equipment

Furniture and Equipment, which are recorded at cost, consist of office furniture, equipment and purchased intellectual property which are depreciated, or amortized in the case of the intellectual property, over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be between three and ten years.  Depreciation and amortization for the years ended September 30, 2016 and 2015 was $7,200 and $7,600 respectively.  Accumulated depreciation and amortization at September 30, 2016 and 2015 was $76,900 and $82,600, respectively.

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the years ended September 30, 2016 and 2015.

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

Intangible Assets

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheet. Capitalized software development costs are amortized over three years. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At September 30, 2016, the Company had $78,400 in capitalized software development costs all of which was capitalized during the fiscal year ended September 30, 2016. The Company started amortizing the software over its estimated economic life once it was placed into service during September 2016. Consequently, for the fiscal year ended September 30, 2016, the capitalized software was amortized for one month totaling $2,200 in amortization expense.

On November 23, 2011, the Company acquired intellectual property in the form of transcranial magnetic stimulation (TMS) biomarkers at a cost of $21,200 which was recorded at cost and is being amortized over its estimated useful life of 10 years on a straight-line basis. Amortization for the fiscal years ended September 30, 2016 and 2015 was $2,100 for both periods.  Accumulated depreciation on the intellectual property at was $10,200 and $8,100 at the fiscal years ended September 30, 2016 and 2015 respectively.

Accounts Payable

Accounts payable consists of trade payables of which $219,200 and $536,400 are for legal services at September 30, 2016 and 2015 respectively. We had accounts payable write-backs of $306,700 and $21,900 for the years ended September 30, 2016 and 2015 respectively. These were for long held-debts which have been in dispute and there has been no collection activity for five years.

Accrued Compensation

Accrued compensation consists of accrued vacation pay, accrued bonuses granted by the Board but not paid, and accrued pay due to former staff members. The balance also includes $125,400 accrued for two managers and $186,200 accrued for two officers who voluntarily reduced the cash portion of their salaries to help the Company conserve funds from February through July 2015. Accrued compensation also includes an accrual of $250,000 for a tax gross-up on stock awarded to the Chairman of the Company.

Deferred Revenue

Deferred revenue represents revenue collected but not earned as of September 30, 2016 or 2015. This represents a philanthropic grant for the payment of PEER Reports ordered in a clinical trial for a member of the U.S. Military, a veteran or a family member, the cost of which is not covered by other sources. These deferred revenue grant funds total $45,900 as of September 30, 2016 and 2015.

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

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the years ended September 30, 2016 and 2015 advertising expenses were $148,600 and $24,000 respectively.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company adopted the provisions of ASC 740 and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. Federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2011 through 2015 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2011 through 2015 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Comprehensive Income (Loss)

ASC 220-10 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the years ended September 30, 2016 and 2015.

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

Between September 22, 2014, and July 20, 2015, the Company entered into a Note Purchase Agreement (the "Original Note Purchase Agreement") in connection with a bridge financing, with nine accredited investors, including lead investor RSJ Private Equity investiční fond s proměnným základním kapitálem ("RSJ PE"). Pursuant to the Original Note Purchase Agreement, the Company issued fifteen secured convertible promissory notes (each, a "September 2014 Note") in the aggregate principal amount of $2.29 million. Of this amount, RSJ PE purchased a September 2014 Note for $750,000. Michal Votruba, a Director for Life Sciences for the RSJ/Gradus Fund, subsequently joined our Board on July 30, 2015. The September 2014 Notes were also purchased by four additional affiliates of the Company (refer to the Note Issuance and Conversion Table below).

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

On April 14, 2015, the Company entered into Amendment No. 1 to the Original Note Purchase Agreement with the majority of the noteholders in principal, dated as of April 14, 2015 ("Amendment No. 1"), pursuant to which: (i) the aggregate principal amount of notes provided for issuance was increased by $0.5 million to a total of $3.0 million, and (ii) the period to raise the $3.0 million was extended to September 30, 2015. The Company subsequently amended and restated the Original Note Purchase Agreement solely to update for the changes made pursuant to Amendment No. 1 (such amended and restated agreement, together with the Original Note Purchase Agreement, the "Note Purchase Agreement").

On September 14, 2015, the Company entered into an Omnibus Amendment (the "Omnibus Amendment") to the Note Purchase Agreement and the notes purchased and sold pursuant thereto, with the majority of the noteholders to fix the conversion price of all notes at $10.00 per share (as adjusted for stock splits, stock dividends, combinations or the like affecting the Common Stock) (the "Fixed Conversion Price") (i) automatically, in the event of a qualified financing of not less than $5 million, or (ii) voluntarily, within 15 days prior to the maturity date of the note. The Omnibus Amendment also amended the form of note attached to the Note Purchase Agreement to reflect the Fixed Conversion Price.

Subsequently thereto, on September 14, 15 and 24, 2015, the Company entered into a Note Purchase Agreement, as amended by the Omnibus Amendment, with each of six accredited investors, in connection with a bridge financing. Pursuant to these Note Purchase Agreements, the Company issued an aggregate principal amount of $710,000 of secured convertible promissory notes (collectively, the "September 2015 Notes," and together with the September 2014 Notes and all other notes purchased and sold pursuant to the Note Purchase Agreement, the "Notes"), which amount also represents the gross proceeds to the Company from the September 2015 Notes. Four of the six September 2015 Notes were purchased by affiliates of the Company, or an entity under such affiliate’s control (refer to the Note Issuance and Conversion Table below).

Through December 23, 2015, and prior to further amendments to the Notes, all of the Notes were scheduled to mature on March 21, 2016, (subject to earlier conversion or prepayment), and earned interest at a rate of 5% per annum with interest payable at maturity. The Notes could not be prepaid without the prior written consent of the holder of such Notes. The Notes were secured by a security interest in the Company’s intellectual property, as detailed in a security agreement. Upon a change of control of the Company, the holder of a Note had the option to have the Note repaid with a premium equal to 50% of the outstanding principal.

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

Pursuant to the Second Amended Note & Warrant Agreement, on December 23 and December 28, 2015, the Company issued to the two purchasers thereof, who are both affiliates (refer to the Note Issuance and Conversion Table below) of the Company, (i) an aggregate principal amount of $1,000,000 of secured convertible promissory notes (each, a "December 2015 Note"), which amount also represents the gross proceeds to the Company from the December 2015 Notes, and (ii) a warrant to each holder of December 2015 Notes to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying their December 2015 Note (each, a "Note Warrant"). Each Note Warrant was exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that was forty-five (45) days following the date on which the daily closing price of shares of the Company's Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company's Common Stock is traded or listed) exceeded $50.00 for at least ten (10) consecutive trading days. The Note Warrants were subsequently cancelled. For additional details on cancellation of the Note Warrants, see "—Note Conversion and Warrant Cancellation" below.

Between February 23, 2016 and June 30, 2016, the Company issued to seven accredited investor purchasers thereof (i) an aggregate principal amount of $1,100,000 in eight separate Notes and (ii) a warrant to each holder of such Notes to purchase the Company's Common Stock, in an amount equal to 100% of the shares underlying their respective Note (each, also a "Note Warrant"). A total of 110,000 shares of Common Stock in the aggregate were underlying these Note Warrants. Five of the purchasers were affiliates of the Company (refer to the Note Issuance and Conversion Table below). The Note Warrants were subsequently cancelled. For additional details on cancellation of the Note Warrants, see "—Note Conversion and Warrant Cancellation" below.

Also on December 23, 2015, in consideration for the agreement to extend the maturity date of the Notes, the Company issued to holders of all Notes outstanding prior to the date of the Second Amended Note & Warrant Agreement, warrants to purchase an aggregate of 300,000 shares of Common Stock (the "Extension Warrants", together with the Note Warrants, the "Warrants"). All Warrants had identical terms. Each such holder was issued an Extension Warrant to purchase Common Stock in an amount equal to 100% of the shares underlying each such holder's previously outstanding Notes. Extension Warrants were issued to affiliates (refer to the Note Issuance and Conversion Table below). All Note Warrants and Extension Warrants were subsequently cancelled upon conversion of the Notes. or additional details on cancellation of the Warrants, see "—Note Conversion and Warrant Cancellation" below.

On August 15, 2016, the Company entered into an Amendment No. 1 to the Second Amended Note and Warrant Agreement with the investors party thereto to extend the time during which the Notes and the Warrants could be issued under the Second Amended Note and Warrant Agreement from August 11, 2016 to September 1, 2016.

On September 19, 2016, the Company entered into a Second Omnibus Amendment (the "Second Omnibus Amendment"), with a majority of over 80% of the noteholders, thereby amending: (i) the Notes, (ii) the Second Amended Note and Warrant Agreement, as amended and (iii) the Warrants. Pursuant to the Second Omnibus Amendment, the Company had the option, exercisable at any time after September 1, 2016, to mandatorily convert all Notes into shares of the Company's common stock at $5.00 per share (the "Mandatory Conversion").

Note Conversion and Warrant Cancellation

On September 19, 2016, pursuant to the Second Omnibus Amendment, the Company exercised the Mandatory Conversion and, on September 21, 2016, (i) converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000 on all of the Notes into 1,263,406 shares of the Company's common stock at a conversion price of $5.00 per share and (ii) cancelled all Warrants (refer to the Note Issuance and Conversion Table below).

The below table sets forth details regarding the shares issued to certain related parties upon the Company's exercise of the Mandatory Conversion:

Note Issuance and Conversion Table:

Note Holder		Principal Amount	2015 Discount	Carrying Value September 30, 2015	Accrued Interest at Conversion	Shares issued on Conversion
Original Note Purchase Agreement
Note Date Range Sept 22, 2014 to July 20, 2015
RSJ Private Equity	(1)	$750,000	$21,300	$728,700	$76,200	165,246
John Pappajohn	(2)	200,000	8,100	191,900	20,400	44,089
John Pappajohn	(5)	200,000	3,000	197,000	14,200	42,820
Tierney Family Trust	(3)	540,000	16,000	524,000	46,000	117,199
Follman Family Trust	(4)	100,000	3,000	97,000	7,700	21,538
Oman Ventures	(6)	200,000	8,100	191,900	20,400	44,089
4 Accredited Investors		300,000	9,100	290,900	30,600	66,112
Subtotal for First Round		$2,290,000	$68,600	$2,221,400
Omnibus Amendment Sept 14, 2015
Note Date Range Sept 14, 2015 to September 24, 2015
RSJ Private Equity	(1)	$350,000	$85,400	$264,600	17,300	73,462
Robin Smith	(2)	60,000	7,100	52,900	3,100	12,611
John Pappajohn	(2)	100,000	24,400	75,600	5,100	21,015
Follman Family Trust	(4)	150,000	36,500	113,500	7,600	31,522
2 Accredited Investors		50,000	12,200	37,800	2,500	10,508
Subtotal for Second Round		$710,000	$165,600	$544,400
Balances at September 30, 2015		$3,000,000	$234,200	$2,765,800
Second Amended Note December 23 & 28, 2015
RSJ Private Equity	(1)	$750,000			27,300	155,465
John Pappajohn	(2)	250,000			9,300	51,856
Subtotal for Third Round		$1,000,000
Note Date Range Feb 23, 2016 to August 16, 2016
RSJ Private Equity	(1)	$250,000			1,400	50,281
Robin Smith	(2)	40,000			800	8,165
John Pappajohn	(2)	850,000			14,000	172,802
Tierney Family Trust	(3)	100,000			600	20,129
Follman Family Trust	(4)	300,000			5,100	61,014
Carpenter, George & Jill	(7)	100,000			1,300	20,254
Harris, Geoffrey	(2)	10,000			300	2,058
2 Accredited Investors		300,000			5,600	61,124
Brandt Ventures	(8)	50,000			200	10,047
Subtotal for Final Round		$2,000,000
Balances Converted September 19, 2016		$6,000,000			$317,000	1,263,406

(1)	RSJ PE is a greater than 5% shareholder. Michal Votruba, a Director for Life Sciences for the RSJ/Gradus Fund, subsequently joined our Board on July 30, 2015.
(2)	Member of the Board.
(3)	Thomas Tierney is a trustee of the Tierney Family Trust. Mr. Tierney originally joined the Board in February 25, 2013 and served as Chairman of the Board from March 26, 2013 till May 22, 2015 when he resigned from the Board. On September 29, 2016 Mr. Tierney rejoined the Board. The Tierney Family Trust is a greater than 5% shareholder of the Company.
(4)	Robert Follman is a trustee of the Follman Family Trust and is a member of the Board.
(5)	John Pappajohn is a member of the Board. He purchased $200,000 of Notes, which on September 6, 2015, were assigned to four accredited investors. Approximately $10,400 of interest was attributable to such transferred Notes, resulting in an aggregate of 42,084 shares being issued upon the Mandatory Conversion of such transferred Notes.
(6)	Mark & Jill Oman are the beneficial owners of Oman Ventures and were greater than 5% shareholders of the Company.
(7)	George Carpenter is the CEO of the Company.
(8)	Brandt Ventures was issued this note as part of the Company’s settlement of its litigation with Leonard Brandt and Brandt Ventures (refer to Note 9. Commitments and Contingent Liabilities).

4.	DERIVATIVE LIABILITIES

At September 30, 2015, the Notes totaled $3.0 million and the derivative liability value was determined to be $833,000. For the fiscal year ended September 30, 2015, gains on derivatives liabilities totaled $162,800. At September 30, 2016, all Notes had been converted to equity, and consequently, there were no derivative liabilities outstanding. For the fiscal year ended September 30, 2016, there was a derivative liability expense of $34,600.

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

On June 30, 2016, the derivative liability of the issued notes was revalued; due to a lower stock price, the derivative valuation was reduced by $263,100.

Pursuant to the Second Amended Note & Warrant Agreement, on December 23 and December 28, 2015, the Company issued to the two purchasers of December 2015 Notes in the aggregate principal amount of $1,000,000 of secured convertible promissory notes. Between February 23, 2016 and August 16, 2016, the Company issues a further 15 Notes to 10 investors in the aggregate principal amount of 2,000,000 of secured convertible promissory notes. The derivative liability created by the conversion feature of the notes upon origination was $1,079,800.

On September 19, 2016, the Company entered into a Second Omnibus Amendment (the "Second Omnibus Amendment"), with a majority of over 80% of the noteholders, thereby amending: (i) the Notes, (ii) the Second Amended Note and Warrant Agreement, as amended and (iii) the Warrants. Pursuant to the Second Omnibus Amendment, the Company had the option, exercisable at any time after September 1, 2016, to mandatorily convert all Notes into shares of the Company's common stock at $5.00 per share. The Company exercised this Mandatory Conversion on September 19, 2016 and, on September 21, 2016, (i) converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000 on all of the Notes into 1,263,406 shares of the Company's common stock at a conversion price of $5.00 per share and (ii) cancelled all Warrants.

Consequently, the existing notes totaling $6 million, plus $316,965 of accrued interest thereon, for an aggregate total debt of $6,316,965 was revalued on Monday, September 19, 2016, and on the prior trading day, Friday, September 16, 2016, to determine the impact on derivative valuations. On September 16, 2016, the derivative liability of the aggregate debt was determined to be $2,909,700, which resulted in an increase in the derivative liability of $1,070,500. After the modification of the notes following the Second Omnibus Amendment the derivative liability balance increased to $6,322,000 resulting in a further increase in derivative liability by $3,412,300. Upon the Mandatory Conversion of all the notes, which eliminated all the debt and consequently, the derivative liability was also eliminated; therefore the $6,322,000 derivative liability was booked as an extinguishment of debt.

The range of Black-Scholes option-pricing model assumption inputs for all the valuation dates are in the table below:

	September 30, 2015 through to September 30, 2016
	Low	High
Annual dividend yield	—	—
Expected life (years)	2.5	5.00
Risk-free interest rate	0.56%	1.81%
Expected volatility	191.05%	273.10%

The following tables include a roll-forward of liabilities classified within Levels 1, 2 and 3:

	Level 1	Level 2	Level 3

Stock warrant and other derivative liabilities at September 30, 2014	$-	$-	$153,100
Change in fair value	-	-	(153,100)
Stock warrant and other derivative liabilities at September 30, 2015			833,000
Total derivative liabilities at September 30, 2015	$-	$-	$833,000
$3M of convertible debt prior to amendment 12/22/15	-	-	(772,800)
$3M of convertible debt as amended 12/23/15	-	-	962,300
Change in fair value as of 06/30/26	-	-	(263,100)
Derivative liabilities upon Note origination 12/23/15 through 8/16/16	-	-	1,079,800
$6M of convertible debt prior to amendment 09/16/16	-	-	1,070,500
$6M of convertible debt as amended 09/19/16	-	-	3,412,300
Elimination of derivative liabilities on Note conversion to Common Stock	-	-	(6,322,000)
Total derivative liabilities at September 30, 2016	$-	$-	$-

The net changes in Derivative Liabilities for transactions which were booked to other income resulted in a net loss on derivative liabilities of $34,600 for the fiscal year ended September 30, 2016 and a net gain of $162,800 for the fiscal year ended September 2015.

The net changes in Extinguishment of Debt for transactions which were booked to other income resulted in a net gain on extinguishment of debt of $572,300 for the fiscal year ended September 30, 2016 and a net loss of $630,000 for the fiscal year ended September 30, 2015.

We had derivative liabilities of $0 and $833,000 as of September 30, 2016 and 2015 respectively.  As at September 30, 2016, the Company did not identify any assets or liabilities that required presentation on the balance sheet at fair value in accordance with ASC 825-10.

5.	STOCKHOLDERS’ DEFICIT

Common and Preferred Stock

At the Company’s annual stockholders meeting held on October 28, 2015, (“2015 Stockholders Meeting”) stockholders approved to amend the Company’s Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance from 180,000,000 to 500,000,000 shares.

Also at our 2015 Stockholder Meeting, our stockholders approved an amendment to amend the Company’s Charter for the purposes of effecting a reverse stock-split of our Common Stock at a later time and at any time until the next meeting of the Company’s stockholders which are entitled to vote on such actions, by a ratio of not less than 1-for-10 and not more than 1-for-200, and to authorize the Board of Directors (“Board”) to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock-split. On August 24, 2016, the Board approved a 1-for-200 reverse stock-split which was effected on September 21, 2016.

 On September 20, 2016, the Company announced that on September 21, 2016 it had filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”) to (i) effect a 1-for-200 reverse stock-split (“reverse split”) of its common stock, par value $0.001 per share (the “Common Stock”), effective at 8:00 a.m. Eastern Time on September 21, 2016 (the “Effective Time”). Because the Amendment did not reduce the number of authorized shares of Common Stock, the effect of the Amendment was to increase the number of shares of Common Stock available for issuance relative to the number of shares issued and outstanding.

At the Effective Time, immediately and without further action by the Company’s stockholders, every 200 shares of the Company’s Common Stock issued and outstanding immediately prior to the Effective Time were automatically combined into one share of Common Stock. In the event the reverse split left a stockholder with a fraction of a share, the number of shares due to that stockholder was rounded up. Further, any options, warrants and rights outstanding as of the Effective Time that were subject to adjustment were adjusted in accordance with the terms thereof. These adjustments included, without limitation, changes to the number of shares of Common Stock that would be obtained upon exercise or conversion of such securities, and changes to the applicable exercise or purchase price.

As of September 30, 2016, the Company is authorized to issue 515,000,000 shares of stock, of which 500,000,000 are Common Stock; the remaining 15,000,000 shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board is expressly authorized to issue without stockholder approval, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

As of September 30, 2016, 1,941,061 shares of Common Stock were issued and outstanding. No shares of preferred stock were issued or outstanding.

On January 15, 2016, the Company engaged Dian Griesel International (DGI) for a 12 month long consulting agreement to provide public and investor relations services. The fee for the services is $5,000 per month, plus out-of-pocket expenses. As an origination fee for the agreement, the Board approved the issuance of 1,500 shares of common stock to Ms. Griesel on January 15, 2016. The aggregate value of these shares on the date of grant was $6,900. The agreement with DGI was cancelled in May, 2016.

On April 5, 2016, the Board granted shares of Common Stock to Board members as follows: 5,000 shares to our Chairman, Dr. Smith, 2,500 shares to the Chairman of our Audit Committee, Mr. Harris and 1,250 shares to each of our remaining directors, Messrs. Pappajohn, Follman, McAdoo, Sassine and Votruba. Mr. Votruba’s shares are assigned to RSJ PE, the organization which he represents. These shares, which are fully vested, were valued at $5.10 per share, the closing price of the shares on the day of grant, and were valued in aggregate at $70,100.

Also on April 5, 2016, the Board granted 5,000 shares of Common Stock to each of the two officers of the Company, George Carpenter, CEO and Paul Buck CFO. The shares vest as follows: 50% vested on the date of grant and the remaining 50% vest pro rata over twelve months starting on the date of grant. These shares were valued at $5.10 per share, the closing price of the shares on the date of grant, and were valued in aggregate at $51,000. 50% of the value was expensed on the date of grant and remaining 50%, $25,500, was booked as a prepaid expense and is being amortized evenly over the twelve month vesting period. At September 30, 2016, $12,800 had been amortized leaving $12,700 as a prepaid expense.

On September 19, 2016, the Company entered into the Second Omnibus Amendment, with a majority of over 80% of the noteholders, thereby amending: (i) the Notes, (ii) the Second Amended Note and Warrant Agreement, as amended and (iii) the Warrants. Pursuant to the Second Omnibus Amendment, the Company had the option, exercisable at any time after September 1, 2016, to mandatorily convert all Notes into shares of the Company's common stock at $5.00 per share. The Company exercised the Mandatory Conversion on September 19, 2016 and, on September 21, 2016, (i) converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000 on all of the Notes into 1,263,406 shares of the Company's common stock at a conversion price of $5.00 per share and (ii) cancelled all Warrants (for details refer to Note 3. The Convertible Debt and Equity Financing).

Stock-Option Plans

2006 Stock Incentive Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the Board. A total of 3,339 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of September 30, 2016, 355 options were exercised and there were 2,224 options and 31 restricted shares outstanding under the amended 2006 Plan with a residual 729 shares which will not be issued as the 2006 Plan has been frozen. The outstanding options have exercise prices to purchase shares of Common Stock ranging from $720 to $6,540.

2012 Omnibus Incentive Compensation Plan

On March 22, 2012, our Board approved the MYnd Analytics, Inc. 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”), reserved 1,667 shares of stock for issuance and on December 10, 2012, the Board approved the amendment of the 2012 Plan to increase the shares authorized for issuance from 1,667 shares to 27,500 shares. On March 26, 2013, the Board further approved the amendment of the 2012 Plan to increase the shares authorized for issuance from 27,500 shares to 75,000 shares. The 2012 Plan, as amended, was approved by our stockholders at the 2013 annual meeting held on May 23, 2013.

On April 5, 2016, the Board approved a further amendment of the 2012 Plan to increase the Common Stock authorized for issuance from 75,000 shares to 200,000 shares.

On September 22, 2016 the Board amended the 2012 Plan to: (i) increase the total number of shares of Common Stock available for grant under the 2012 Plan from 200,000 shares to an aggregate of 500,000 shares, (ii) add an "evergreen" provision which, on January 1st of each year through 2022, automatically increases the number of shares subject to the 2012 Plan by the lesser of: (a) a number equal to 10% of the shares of Common Stock authorized under the 2012 Plan as of the preceding December 31st, or (b) an amount, or no amount, as determined by the Board, but in no event may the number of shares of Common Stock authorized under the 2012 Plan exceed 885,781 and (iii) increase the annual individual award limits under the 2012 Plan to 100,000 shares of Common Stock, subject to adjustment in accordance with the 2012 Plan. These amendments to the 2012 Plan will require approval by our stockholders at the next Annual Meeting scheduled for November 1, 2016 (refer to Note 11. Subsequent Events).

On January 8, 2015, the Board granted an option to purchase 1,250 shares of its Common Stock pursuant to the 2012 Plan, at an exercise price of $50.00 per share to a consultant. The option vesting is contingent upon the achievement of agreed upon goals.

On August 20, 2015, the Board approved an award of options to purchase 1,250 shares of Common Stock for each of the Company's directors, for an aggregate grant of 8,750 options. The options are exercisable at a price per share of $11.00, the closing price of the Company's common stock on the date of grant, and will vest pro-rata over 36 months.

On August 20, 2015, the Board also approved an award of 3,750 shares of the Company's restricted Common Stock pursuant to the 2012 Plan to Dr. Smith in connection with her appointment as Chairman of the Company's Board. These shares, which are fully vested, were valued at $11.00 per share, the closing price of the shares on the day of grant, and were valued in aggregate at $41,300. The issuance of the shares was processed on October 30, 2015.

On April 5, 2016, the Board granted options to purchase 7,250 shares of Common Stock under the 2012 Plan to staff members and options to purchase 1,000 shares of Common Stock to our consultant, DCA. These options vest pro-rata over 12 months starting on the date of grant. The grants of options to staff and consultant have an exercise price of $5.10 per share, which was the closing price on the OTC.QB of the Company’s Common Stock on the date of grant. The grant of these options is subject to shareholder approval of the expansion of the shares allocated for the 2012 Plan at the next Annual Meeting scheduled for November 1, 2016, (refer to Note 11. Subsequent Events).

On September 22, 2016, the Board granted options to purchase 144,000 shares of Common Stock under the 2012 Plan at an exercise price of $6.00 to certain directors and officers as follows:

•	our Chairman Dr. Smith was granted options to purchase 40,000 shares of Common Stock which vest as follows: (a) 20% vested on the date of grant, (b) 20% vested upon receiving CMS approval to bill Medicare, (c) 20% will vest upon signing a healthcare system to use our PEER technology, (d) 20% will vest upon signing a multi-practitioner group to use our PEER technology, and (e) 20% will vest upon up-listing to an exchange in 1 year;
•	our CEO, George Carpenter, was granted options to purchase 32,000 shares of Common Stock which vest as follows: (a) 25% vested on the date of grant, (b) 25% vested on the date that we received CNS approval to bill Medicare, (c) 25% will vest upon signing a healthcare system to use our PEER technology and (d) 25% will vest upon signing a multi-practitioner group to use our PEER technology;
•	our CFO, Paul Buck, was granted options to purchase 32,000 shares of Common Stock which vest as follows: (a) 25% vested on the date of grant, (b) 25% vested on the date that we received CNS approval to bill Medicare, (c) 25% will vest upon signing a healthcare system to use our PEER technology and (d) 25% will vest upon up-listing to an exchange in 1 year;

•	two of our outgoing directors, Mr. McAdoo and Mr. Sassine, were each granted 20,000 fully vested options to purchase Common Stock.

On September 22, 2016, pursuant to the 2012 Plan, the Board granted shares of Common Stock to Board members as follows: 40,000 shares to our Chairman, Dr. Smith, and 20,000 shares to each of our directors, Messrs. Pappajohn, Follman, Harris and Votruba. Mr. Votruba’s shares are assigned to RSJ PE, the organization which he represents. These shares, which are fully vested, were valued at $6.00 per share, the closing price of the shares on the day of grant, and were valued in aggregate at $720,000. Our outgoing directors, Mr. McAdoo and Mr. Sassine were offered stock, however, elected to each receive 20,000 fully vested options to purchase shares of Common Stock.

On September 29, 2016, pursuant to the 2012 Plan, the Board granted 20,000 fully vested shares of Common Stock to Thomas Tierney who rejoined the Board. These shares were valued at $6.00 per share, the closing price of the shares on the day of grant, and were valued in aggregate at $120,000.

The stock grants on September 22 and 29, 2016, which combined are valued in aggregate at $840,000 are being amortized over the 12-month period that directors are anticipated to serve until the next annual meeting. As of September 30, 2016, $70,000, representing one months of amortization, had been expensed leaving $770,000 as a prepaid expense.

As of September 30, 2016, no options were exercised and options to purchase 220,896 shares of Common Stock were outstanding and 143,750 restricted shares had been issued under the 2012 Option Plan, as amended, leaving 135,354 shares available to be awarded (refer to Note 11. Subsequent Events).

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the year ended September 30, 2016 and 2015 is as follows:

	September 30
	2016	2015
Research	$41,600	$41,600
Product Development	47,900	52,300
Sales and marketing	30,200	81,600
General and administrative	638,700	66,200
Total	$758,400	$241,700

Total unrecognized compensation as of September 30, 2016 amounted to $104,400.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2014	62,120	$168.00
Granted	10,000	16.00
Exercised	-	-
Forfeited	(937)	22.00
Outstanding at September 30, 2015	71,183	$150.00
Granted	152,250	5.95
Exercised	-	-
Forfeited	(313)	3.60
Outstanding at September 30, 2016	223,120	$50.98

Following is a summary of the status of options outstanding at September 30, 2016:

Exercise Price ($)		Number of Shares	Expiration Date	Weighted Average Exercise Price ($)
2012 Omnibus Incentive Compensation Plan
	$5.10	8,250	04/2026	$5.10
	6.00	144,000	09/2026	6.00
	11.00	8,750	08/2025	11.00
	9.44	43,978	12/2022 – 01/2023	9.44
	50.00	13,577	03/2023 – 01/2025	50.00
	52.00	2,125	07/2024	52.00
	600.00	216	03/2022	600.00
2006 Stock Incentive Plan
	$1,800.00	25	11/2016	$1,800.00
	2,400.00	144	03/2019 – 07/2020	2,400.00
	2,820.00	51	03/2021	2,820.00
	3,060.00	7	09/2018	3,060.00
	3,300.00	1,325	03/2020	3,300.00
	4,800.00	24	12/2017	4,800.00
	5,340.00	162	09/2017	5,340.00
	5,760.00	61	04/2018	5,760.00
	6,540.00	425	08/2017	6,540.00
$	Total	223,120	Average	$50.98

Warrants to Purchase Common Stock

The warrant activity for the period starting October 1, 2014, through September 30, 2016, is described as follows:

	Number of Shares		Weighted Average Exercise Price
Outstanding at September 30, 2014	4,078		$614.00
Granted	1,000		50.00
Exercised	—		—
Expired	(1,166)		1,828.00
Outstanding at September 30, 2015	3,912		$106.00
Granted	604,000	(2)	10.00
Exercised	—		—
Expired	(752)		200.00
Forfeited	(600,000	)(2)	10.00
Outstanding at September 30, 2016	7,160		$50.41

Following is a summary of the status of warrants outstanding at September 30, 2016:

Exercise Price		Number of Shares		Expiration Date	Weighted Average Exercise Price
	$9.44	191		03/2018	$9.44
	10.00	4,000	(1)	06/2021	10.00
	50.00	1,161		03/2017 – 07/2017	50.00
	55.00	1,620		06/2018 – 03/2019	55.00
	200.00	104		12/2016 – 01/2017	200.00
	1,800.00	84		07/2017	1,800.00
$	Total	7,160			$50.41

(1)	On June 10, 2016, we issued two warrants, pursuant to a Finder’s Fee Agreement with Maxim Group LLC, to purchase in aggregate 4,000 shares of Common Stock following the introduction of an accredited investor who entered into a Second Amended Note and Warrant Purchase Agreement in the principal amount of $200,000. Each warrant is exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that is forty-five (45) days following the date on which the daily closing price of shares of the Company's Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company's Common Stock is traded or listed) exceeds $50.00 for at least ten (10) consecutive trading days. In connection therewith, the Company will promptly notify the Note Warrant holders in the event that the daily closing price of the Company's shares of Common Stock exceeds $50.00 for at least ten (10) consecutive trading days. Pursuant to the Finder’s Fee Agreement, Maxim was also paid $20,000 cash for their efforts.

(2)	Pursuant to the Second Amended Note & Warrant Agreement, dated December 23, 2015, the Company issued an aggregate 600,000 warrants with same terms as the warrants mentioned in (1) above. On September 19, 2016, the Company entered into the Second Omnibus Amendment, with a majority of over 80% of the noteholders, thereby amending: (i) the Notes, (ii) the Second Amended Note and Warrant Agreement, as amended and (iii) the Warrants. Subsequently, the Company exercised the Mandatory Conversion on September 19, 2016, and, on September 21, 2016, (i) converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000 on all of the Notes into 1,263,406 shares of the Company's Common Stock at a conversion price of $5.00 per share and (ii) cancelled all 600,000 issued and outstanding warrants associated with the Notes. (refer to Note 3. Convertible Debt and Equity Financing).

At September 30, 2017, there were warrants outstanding to purchase 7,160 shares of the Company’s Common Stock. The exercise prices of the outstanding warrants range from $9.44 to $1,800 with a weighted average exercise price of $50.41. The warrants expire at various times starting 2016 through 2021.

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

Reconciliations of the provision (benefit) for income taxes to the amount compiled by applying the statutory federal income tax rate to profit (loss) before income taxes is as follows for each of the fiscal years ended September 30:

	2016	2015
Federal income tax (benefit) at statutory rates	(34.0)%	(34.0)%
Stock-based compensation	(1.35)%	(0.4)%
Extinguishment of debt	-%	-%
Change in valuation allowance	(79.92)%	(16)%
True-ups and other adjustments	(47.26)%	(7.62)%
State tax benefit	(0.02)%	(5.98)%

Temporary differences between the financial statement carrying amounts and bases of assets and liabilities that give rise to significant portions of deferred taxes relate to the following at September 30, 2016 and 2015:

	2016	2015
Deferred income tax assets:
Net operating loss carryforward	$17,492,350	$13,718,300
Deferred interest, consulting and compensation liabilities	3,974,100	3,596,900
Amortization	-	-
Deferred income tax assets – other	5,486	5,600
	21,471,936	17,320,800
Deferred income tax liabilities—other	-	-
Deferred income tax asset—net before valuation allowance	21,471,936	17,320,800
Valuation allowance	(21,471,936)	(17,320,800)
Deferred income tax asset—net	$-	$-

Current and non-current deferred taxes have been recorded on a net basis in the accompanying balance sheet. As of September 30, 2016, the Company had Federal net operating loss carryforwards of approximately $45.7 million and State net operating loss carryforwards of approximately $34.1 million. Both the Federal and State net operating loss carryforwards will begin to expire in 2022 and 2017 respectively. Our ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future. The Company has placed a valuation allowance against the deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced accordingly.

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

Note Purchase Agreement, Notes and Omnibus Amendment and Second Amendment Note & Warrant Agreement

Between September 22, 2014, and August 16, 2016, the Company raised an aggregate principal amount $6 million in Note purchase agreements of which $5.3 million was purchased by directors, an officer and greater than 5% shareholders of the Company. For details of the transactions please refer to Note 3. Convertible Debt and Equity Financings.

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

On May 13, 2016, and June 27, 2016, Mr. Pappajohn gifted in aggregate 32,692 of his shares of Common Stock to 12 outside parties including family and friends. The transfer of these shares was completed on September 16, 2016.

Transactions with George Carpenter, President and Chief Executive Officer

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates, an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. For the period from May 1, 2013 through to March 25, 2015, we had paid $280,000 to Decision Calculus Associates ("DCA"). For the period from March through July of 2015, DCA was not engaged by the Company. Effective August 2015 DCA has been re-engaged at a fee of $10,000 per month. From August 2015 through September 30, 2016, DCA has been paid $130,000 with a further $10,000 balance due in accounts payable.

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

Transactions with Tierney Family Trust, Greater than 5% Stockholder

Mr. Tierney rejoined the Board as a Director on September 29, 2016. Previously, Mr. Tierney resigned from the Board on May 22, 2015, had served on the Board since February 2013, and had served as Chairman of the Board between March 2013 and the date of his resignation. Mr. Tierney is a trustee of the Thomas T. and Elizabeth C. Tierney Family Trust (the "Tierney Family Trust"), which is a greater than 5% stockholder.

Transactions with RSJ PE, Greater than 5% Stockholder

Michal Votruba joined our Board on July 30, 2015. Mr. Votruba is a director of RSJ PE, which acted as the lead investor in the private placement financing of September 2014 Notes.

8.	LOSS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the fiscal years ended September 30, 2016 and 2015, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the fiscal years ended September 30, 2016 and 2015 is as follows:

	2016	2015
Net Loss for computation of basic and diluted net loss per share:
Net loss	$(5,940,900)	$(3,379,400)
Basic and Diluted net loss per share:
Basic net loss per share	$(9.26)	$(6.64)

Basic and Diluted weighted average shares outstanding	641,844	509,066

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	1,441,344	50,348
Warrants	3,484	4,132
Options	74,588	63,634

9.	COMMITMENTS AND CONTINGENT LIABILITIES

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

On August 8, 2016, the Company entered into a Settlement Agreement and Mutual General Release (“Settlement Agreement”) with Leonard Brandt, Brandt Ventures, GP. The Settlement Agreement is a mutual release of all complaints including actions against SAIL Venture Partners (SAIL) and David Jones. The Settlement Agreement was approved by the Board on August 15, 2016. The Settlement Agreement terms included a cash payment of $225,000 paid on August 16, 2016, along with the issuance of a $50,000 Note convertible into 5,000 shares of Common Stock at $10.00 per share and a Note Warrant for the purchase of 5,000 shares at $10.00 per share. The terms of the Note and the Warrant were substantially the same as the Notes and Warrants issued pursuant to the Second Amended Note and Warrant Purchase Agreement described in Note 3. Convertible Debt and Equity Financing: and include a Security Agreement and Registration Rights Agreement.

On September 19, 2016, the Company entered into a Second Omnibus Amendment, with a majority of over 80% of the noteholders, thereby amending: (i) the Notes, (ii) the Second Amended Note and Warrant Agreement, as amended and (iii) the Warrants. Pursuant to the Second Omnibus Amendment, the Company had the option, exercisable at any time after September 1, 2016, to mandatorily convert all Notes into shares of the Company's common stock at $5.00 per share and cancel all Warrants. The Company exercised the its Mandatory Conversion on September 19, 2016 and, on September 21, 2016, converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000 on all of the Notes into 1,263,406 shares of the Company's common stock at a conversion price of $5.00 per share and (ii) cancelled all Warrants. The $50,000 Note issued to Brandt Ventures and interest on the Note was converted into 10,047 shares of Common Stock. (refer to Note 3. Convertible Debt and Equity Financing).

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

The Company incurred rent expense from operations of $64,900 and $48,900 for the fiscal years ended September 30, 2016 and 2015, respectively.

On April 24, 2013, we entered into a financial lease to acquire additional EEG equipment costing $8,900.  The term of the lease is 36 months ending May 2016 with a monthly payment of $325. As of June 30, 2016 the lease was paid off.

On January 20, 2016, we entered into a financial lease to acquire a Canon Copier costing $6,700.  The term of the lease is 60 months ending January 2021 with a monthly payment of $135. As of September 30, 2016 the remaining principal lease obligation is $5,900, of which $1,200 in fiscal 2017 with $1,400 due per year for the years 2018-2020; and $500 due in 2021.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating Lease Obligations	$99,900	$73,100	$26,800	-	-
Capital Lease Obligations	5,900	1,200	4,200	500	-
Total	$105,800	$74,300	$31,000	500	-

10.	SIGNIFICANT CUSTOMERS

For the fiscal year ended September 30, 2016, four customers accounted for 55% of Neurometric Services revenue and three customers accounted for 69% of accounts receivable at September 30, 2016.

For the fiscal year ended September 30, 2015, five customers accounted for 58% of Neurometric Services revenue and three customers accounted for 48% of accounts receivable at September 30, 2015.

11.	SUBSEQUENT EVENTS

Annual Meeting

At the 2016 Annual Meeting of Stockholders of the Company, held on November 1, 2016 (the “2016 Annual Meeting”), the holders of the Company’s common stock voted to elect each of the following directors to serve until the next annual meeting and until their successor is elected and qualified: Robin Smith M.D, John Pappajohn, Robert Follman, Thomas Tierney, Geoffrey Harris and Michal Votruba.

At the 2016 Annual Meeting, the Company’s stockholders also voted to:

A.	approve an amendment to the Company’s 2012 Omnibus Incentive Compensation Plan (the "2012 Plan") to: (i) increase the total number of shares of Common Stock available for grant under the 2012 Plan from 75,000 shares to an aggregate of 500,000 shares, (ii) add an "evergreen" provision which, on January 1 of each year through 2022, automatically increases the number of shares subject to the 2012 Plan by the lesser of: (a) a number equal to 10% of the shares of Common Stock authorized under the 2012 Plan as of the preceding December 31st, or (b) an amount, or no amount, as determined by the Board, but in no event may the number of shares of Common Stock authorized under the 2012 Plan exceed 885,781 and (iii) increase the annual individual award limits under the 2012 Plan to 100,000 shares of Common Stock, subject to adjustment in accordance with the 2012 Plan;

B.	approve the compensation of our named executive officers; and

C.	ratify the selection by the Audit Committee of Anton & Chia, LLP as our independent registered accounting firm for the fiscal year ending September 30, 2016.

Option Grants

On October 2, 2016, the Compensation Committee of the Board granted options to purchase 102,000 shares of the Company’s Common Stock under the 2012 Plan to staff members. These options vest pro-rata over 12 months starting on the date of grant. The grants of options to staff are valued $6.00 per share, which was the closing price on the OTC.QB of the Company’s Common Stock on the date of grant.

Private Placement of Common Stock

On November 30, 2016, the Company sold and issued an aggregate of 160,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to six accredited investors, for which it received gross cash proceeds to the Company of $1,000,000. Three of the six accredited investors were affiliates who represented 50% of the cash proceeds as follows: Dr. Robin Smith, our Chairman of the Board purchased 16,000 shares for $100,000; John Pappajohn, a member of the Board, purchased 32,000 shares for $200,000; and the Tierney Family Trust, of which our Board member, Thomas Tierney is a trustee, purchased 32,000 shares for $200,000.

On December 21, 2016, the Company sold and issued a further 48,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to four accredited investors, for which it received gross cash proceeds to the Company of $300,000.

The private placement was made pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D thereunder.

The Aspire Capital Equity Line of Credit

On December 6, 2016, the Company, entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended (the “Securities Act”), registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement.

Under the Purchase Agreement, after the Securities and Exchange Commission (the “SEC”) has declared effective the registration statement referred to above, on any trading day selected by the Company on which the closing sale price of its Common Stock is equal to or greater than $0.50 per share, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 50,000 shares of the Company’s common stock per business day, up to $10.0 million of the Company’s common stock in the aggregate at a per share price (the “Purchase Price”) equal to the lesser of:

1)	the lowest sale price of the Company’s common stock on the purchase date; or
2)	the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the twelve (12) consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital in an amount equal to 50,000 shares and the closing sale price of the Company's stock is greater than $0.50 per share, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.

The Purchase Price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock-split, or other similar transaction occurring during the period(s) used to compute the Purchase Price. The Company may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

The Purchase Agreement provides that the Company and Aspire Capital shall not effect any sales under the Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock is less than $0.50. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of the Company’s common stock (the “Commitment Shares”). The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the Purchase Agreement. Any proceeds from the Company receives under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

The issuance of the Commitment Shares and all other shares of common stock that may be issued from time to time to Aspire Capital under the Purchase Agreement are exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Principal Executive Officer (PEO) and Principal Financial Officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15, as of September 30, 2016, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Internal Controls Over Financial Reporting

Members of our management, including our PEO and our PFO, have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2016, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission and we concluded that our internal controls over financial reporting are effective.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ending September 30, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our directors and executive officers as of December 21, 2016.

Name	Age	Position
Robin L. Smith, M.D.	52	Chairman of the Board
Robert J. Follman	72	Director
Geoffrey E. Harris	54	Director
John Pappajohn	88	Director
Thomas T. Tierney	78	Director
Michal Votruba	51	Director
George C. Carpenter IV	58	President and Chief Executive Officer
Paul Buck	60	Chief Financial Officer and Secretary

Directors and Executive Officers

Robin L. Smith M.D., Chairman of the Board of Directors

Robin L. Smith, M.D. joined our Board of Directors as its Chairman on August 20, 2015. Dr. Robin L. Smith is a global thought leader in the regenerative medicine industry, one of the fastest growing segments of modern-day medicine.  She received her M.D. from Yale University and an M.B.A. from the Wharton School of Business. During her tenure as CEO of the Caladrius Biosciences, Inc. (formerly NeoStem Inc.) family of companies (NASDAQ: CLBS), which she led from 2006 to 2015, she pioneered the company’s innovative business model, combining proprietary cell therapy development with a successful contract development and manufacturing organization. Dr. Smith raised over $200 million, completing six acquisitions and one divestiture while the company won an array of industry awards and business recognition including a #1 ranking in the Tri-State region (for two years in a row), and #11 nationally, on Deloitte’s Technology Fast 500™, and Frost & Sullivan’s North American Cell Therapeutics Technology Innovation Leadership Award.

In 2008, Dr. Smith founded The Stem for Life Foundation (SFLF), a nonpartisan, 501(c)(3) educational organization devoted to fostering global awareness of the potential for regenerative medicine to treat and cure a range of deadly diseases and debilitating medical conditions, as opposed to merely treating their symptoms. In 2010, in order to bring the charity’s mission to a global audience, Dr. Smith forged a historic, first-of-its-kind partnership with The Vatican. As part of this relationship, The Vatican and SFLF collaborate to create high-profile initiatives that help catalyze interest and development of cellular therapies that could ultimately reduce human suffering on a global scale. Dr. Smith has served as Chairman of the Board and President of the Stem for life Foundation since its inception and is expanding its mission further under the Cura brand to bring resources to fund cell therapy clinical trials and assist in accelerating enrollment and completion.

Dr. Smith maintains a regular column on these topics for The Huffington Post. She is a winner of the 2014 Brava! Award, which recognizes top women business leaders in the Greater New York area. She was also a finalist for the 2014 EY Entrepreneur of The Year award for the New York area, recognizing entrepreneurs who demonstrate excellence and success in the areas of innovation, financial performance and personal commitment to their businesses and communities.

In addition, Dr. Smith has extensive experience serving in executive and board level capacities for various medical enterprises and healthcare-based entities. She currently serves on the Board of Directors of Rockwell Medical (NASDAQ: RMTI), Signal Genetics (NASDAQ: SGNL) and Bioxcel Corporation. She also serves on the Board of Directors of the STOQ Foundation in Rome and the Board of Overseers at the NYU Langone Medical Center in NYC. She previously served on the Board of Trustees of the NYU Langone Medical Center and is a past Chairman of the Board of Directors for the New York University Hospital for Joint Diseases.

As a business leader, entrepreneur, doctor and philanthropist, Dr. Smith is uniquely positioned to lead the global healthcare industry into the cellular future, where the cells of our bodies will stand as the foundation for a wide array of cures.

Robert J. Follman, Director

Robert J. Follman joined our Board of Directors on February 25, 2013. Mr. Follman is President and CEO of R.A. Industries Inc., one of the leading producers of complex multi-axis components for the aerospace, nuclear, petroleum and other commercial industries, and has served in that position since 1976. He is also Chairman of the Board of Markall Incorporated, a related company that produces and markets electro-mechanical assemblies for the same markets. In the travel industry, Mr. Follman is the owner and President of the historic adventure destination fishing lodge in Alaska, Katmai Lodge. Mr. Follman is a longtime supporter of many local and national charitable organizations and is active in many community and civic affairs. He has a long history of supporting the UC Irvine Diabetes Center, St. Joseph Health Foundation, Segerstrom Center for the Arts, The Boys & Girls Club, The Salvation Army among many other organizations. Mr. Follman was selected to serve as a director because of his leadership experience, having served as an executive officer, and his influence as a business and civic leader.

Geoffrey E. Harris, Director

Geoffrey E. Harris joined our Board of Directors on July 30, 2015. Mr. Harris is a portfolio manager and managing partner at c7 Advisors, a money management and healthcare advisory firm focused on small-to-middle market healthcare companies. Prior to his position with c7 Advisors, Mr. Harris served as Managing Director and co-head of the Cantor Fitzgerald Healthcare Investment Banking Group from 2011 to 2014, and was a Healthcare Investment Banker with Gleacher & Company from 2009 to 2011. Mr. Harris has over thirty years combined experience as a healthcare analyst and portfolio manager for biotechnology and life sciences companies. Mr. Harris graduated from MIT's Sloan School of Management with an MS in Finance Management. Mr. Harris serves as a director on the boards of Cancer Genetics, Inc. (NASDAQ: CGIX) a molecular diagnostics company, American Care Source, Inc. (NASDAQ: ANCI) a healthcare services company, and two privately held companies, Amperic, Inc. an Internet of Things remote sensing company and PointRight, a healthcare data analytics company. Mr. Harris also serves on the Audit Committee of Cancer Genetics, Inc. Mr. Harris was selected to serve on our Board of Directors for his significant healthcare, finance and transactional experience. Furthermore, his financial, analytical and audit committee experience make him well suited to Chair our Audit Committee.

John Pappajohn, Director

John Pappajohn joined our Board of Directors on August 26, 2009. Since 1969, Mr. Pappajohn has been the President and sole owner of Pappajohn Capital Resources, a venture capital firm, and President and sole owner of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. Since 1994 he has served as a director, and is currently the chairman of the board of American CareSource Holdings, Inc., Atlanta, GA (NASDAQ: ANCI). During the past five years he has served on the boards of public companies Conmed Healthcare Management, Inc., PharmAthene, Inc. and Spectrascience, Inc. Mr. Pappajohn also currently serves as Chairman of the Board of Cancer Genetics, Inc. (NASDAQ: CGIX), a molecular diagnostics company. Mr. Pappajohn was chosen to serve as a director of our company because of his unparalleled experience serving as a director of more than 40 public companies and the substantial insight he has gained into the life sciences and healthcare industries by actively investing in the industries for more than 40 years, and by founding and supporting several public healthcare companies.

Thomas T. Tierney, Director

Thomas T. Tierney rejoined the Board on September 29, 2016. He previously served on our Board from February 25, 2013 and was appointed Chairman on March 26, 2013, until his resignation from the Board on May 22, 2015. Mr. Tierney is Chairman and CEO of Beehive.com LLC, an early stage networking enterprise. In 2015 Mr. Tierney sold Vitatech Nutritional Sciences Inc. which he owned and operated, having originally joined the company in 1971. Vitatech manufactured and marketed nutritional supplements and over-the-counter drugs under an FDA manufacturing license using current Good Manufacturing Practices. Mr. Tierney was also the Chairman and CEO of Body Wise International, a nutritional supplements distributer focused on weight management, fitness performance and anti-aging strategies. Mr. Tierney served in the Air Force from 1960 to 1971, including a tour of duty in Vietnam where he served as Deputy Chief of Logistics Plans and Programs at Headquarters, 7th Air Force, during the Tet Offensive. After completing this tour, he was assigned as a Pentagon Research Associate at the RAND Corporation where he worked on logistics analysis and the use of advanced technologies. He has a BA in business from Wayne State University and an MSc. in logistics management from the Air Force Institute of Technology. Mr. Tierney has a distinguished record of civic activities including: Trustee Emeritus of the UCI Foundation Board, where his focus has been to support research of strategic health initiatives including precision medicine; a Regent of Bastyr University, Seattle, Washington; Advisor to the UC Irvine School of Medicine and on the Board of Children’s Hospital of Orange County, as well as multiple other Educational, Arts and Law enforcement organizations. Wayne State University recently named a 125 year old Detroit mansion "The Tierney Alumni House" after him. In May 2015 Mr. Tierney and his wife, Elizabeth, endowed the Tierney Center for Veterans Services in partnership with Goodwill Industries of Orange County to provide a global approach to assisting veterans and their families. Mr. Tierney has joined our Board to serve as a director because of his extensive experience in management, his knowledge of the FDA and Department of Defense, his commitment to the health and welfare of military personnel and his influence as a business and civic leader.

Michal Votruba, Director

Michal Votruba joined our Board of Directors on July 30, 2015. Since 2013, Mr. Votruba has been the Director of the Gradus/RSJ Life Sciences Fund, the largest dedicated fund in Central Europe with a portfolio of companies in Europe and the United States. Since 2010, he has served as a member of the board of PrimeCell Therapeutics a.s. as the Director of Global Business Development overseeing the expansion of the largest regenerative medicine company operating in Central Europe. In 2009, the Czech Academy of Sciences solicited Mr. Votruba's expertise for the first successful privatization project of the Institute of Experimental Medicine in Prague: the newly created protocol established a precedent for future privatization projects in the Czech Republic. Mr. Votruba graduated as a Clinical Psychiatrist from the Medical Faculty of Charles University in Prague in 1989. Shortly thereafter, he emigrated from Czechoslovakia and developed his professional career in Canada and the USA. Since 2005, Mr. Votruba combined his theoretical and clinical experience in the field of Competitive Intelligence serving the global pharmaceutical industry for eight years as an industry analyst advising senior leaders of companies including Amgen, Novartis, Eli Lilly, Allergan, EMD, Serono and Sanofi. Mr. Votruba brings valuable expertise to the Board of Directors as a clinical psychiatrist and broad experience in the international marketing of innovative medical technologies.

George C. Carpenter IV, President and Chief Executive Officer

George C. Carpenter IV has been serving as our Chief Executive Officer since April 10, 2009, served as our President from October 1, 2007 until April 10, 2009 and was reappointed our President on April 29, 2011. As President until 2009, Mr. Carpenter's primary responsibility involved developing strategy and commercializing our PEER technology. Mr. Carpenter also served as a director from April 2009 until November 2012. From 2002 until he joined MYnd Analytics in October 2007, Mr. Carpenter was the President and CEO of WorkWell Systems, Inc., a national physical medicine firm that manages occupational health programs for Fortune 500 employers. Prior to his position at WorkWell Systems, Mr. Carpenter founded and served as Chairman and CEO of Core, Inc., a company focused on integrated disability management and work-force analytics. He served in those positions from 1990 until Core was acquired by Assurant, Inc. in 2001. From 1984 to 1990, Mr. Carpenter was a Vice President of Operations with Baxter Healthcare, served as a Director of Business Development and as a strategic partner for Baxter's alternate site businesses. Mr. Carpenter began his career at Inland Steel where he served as a Senior Systems Consultant in manufacturing process control. Mr. Carpenter holds an M.B.A. in Finance from the University of Chicago and a B.A. with Distinction in International Policy & Law from Dartmouth College.

Paul Buck, Chief Financial Officer and Secretary

Paul Buck has served as our Chief Financial Officer effective February 18, 2010. Mr. Buck had been working with us as an independent consultant since December 2008, assisting management with finance and accounting matters as well as our filings with the U.S. Securities and Exchange Commission. Prior to joining us, Mr. Buck worked as an independent consultant since 2004 and has broad experience with a wide variety of public companies. His projects have included forensic accounting, restatements, acquisitions, interim management and system implementations. Mr. Buck, a Swiss national, was raised in Southern Africa and holds a B.Sc. degree in Chemistry and a B.Com degree, both from the University of Cape Town, South Africa. He started his career with Touche Ross & Co. in Cape Town and qualified as a Chartered Accountant. In 1985, Mr. Buck joined the Los Angeles office of Touche Ross & Co. where he was an audit manager. In 1991 he joined the American Red Cross Biomedical Services as the CFO of the Southern Californian Region. After five years with the organization, he returned to Deloitte & Touche as a manager in the Solutions Consulting Group. In 1998, Mr. Buck was recruited back to the American Red Cross Biomedical Services as CFO and became the Director of Operations for the Southern California Region until 2003. Mr. Buck works full-time for MYnd Analytics.

Significant Employees

Brian MacDonald, Chief Technology Officer

Brian MacDonald, age 55, is a co-founder of CNS Response, Inc. (California) and has been with the Company since its inception in 2000. Mr. MacDonald is the developer of the PEER algorithms that match Quantitative EEG features to similar features of known responders to psychotropic medications. Mr. MacDonald also leads the development of the PEER Online system that enables physicians to access the PEER algorithms from anywhere in the world through a secure web-based portal. Prior to CNS Response, Mr. MacDonald was a principal and co-founder of Mill City Venture Development that consulted for the predecessor company to CNS Response. Prior to this he was a consultant for Deloitte & Touche Management Consulting, KPMG Strategic Services and in private consulting practice. His focus throughout his consulting career has been the area of operations and information systems. Mr. MacDonald received a BS in Chemical Engineering from the University of Alabama and received his MBA from The Wharton School of the University of Pennsylvania in 1990.

R. Stewart Navarre. Vice President, Research

R. Stewart Navarre, age 62, has served as our Vice President, Government Accounts since February 2011. Prior to joining us, he served as Director, Federal Sector Pursuits at Bethel Services Incorporated, a Native American company, from March to September 2010 and Managing Director, Project Management, at CB Richard Ellis from August 2007 to March 2010. Mr. Navarre retired from the United States Marine Corps during July 2007. Colonel Navarre served as a Marine infantry officer for over 30 years, culminating in command of the 5th Marine Regiment, headquartered at Camp Pendleton, California, and deploying in support of Operation Iraqi Freedom during 2003 - 2005.  His final tour on active duty was as Chief of Staff for the Marine Corps bases west of the Mississippi.  Colonel Navarre received his B.S. in Biology and Chemistry and his commission as a Marine lieutenant at the United States Naval Academy in 1976.  He holds a MBA from the University of Evansville, Indiana.

Board Composition, Committees and Director Independence

On September 29, 2016, the Board adopted a resolution to reduce the size of the Board to six members, effective as of November 1, 2016, the date of the 2016 Annual Meeting. The six members of our Board are: Robin L. Smith, M.D., Robert J. Follman, Geoffrey E. Harris, John Pappajohn, Thomas T. Tierney and Michal Votruba. Each Board member was elected at our annual meeting of stockholders held on November 1, 2016, and will serve until our next annual meeting or until his or her successor is duly elected and qualified.

The Company's securities are not listed on a national securities exchange or an inter-dealer quotation system that requires a majority of the Board of Directors to be independent. We nonetheless use the definition of "independence" under Rule 5602 of the NASDAQ Stock Market Rules, as applicable and as may be modified or supplemented from time to time and the interpretations thereunder, to determine if the members of our Board are independent. In making this determination, our Board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption "Certain Relationships and Related Transactions." The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, all of our current Board members are "independent" directors as that term is defined in the NASDAQ Stock Market Rules. In addition to our current Board members, former Board members Zachary McAdoo and Andrew Sassine were both "independent" directors as that term is defined in the NASDAQ Stock Market Rules during the fiscal year ended September 30, 2016.

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

Audit Committee

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended (the "Exchange Act"). Geoffrey Harris (Chair), Thomas Tierney, Robert Follman and Michal Votruba are the members of the audit committee. The audit committee is composed of members who are "independent" within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules. Our Board has determined that Mr. Harris serves as the "audit committee financial expert," as such term is defined in Item 407(d)(5) of Regulation S-K. In his roles as Audit Committee Chair of another public company, as Managing Partner of a money management and healthcare advisory firm, as a senior investment banker, portfolio manager and health care research analyst, Mr. Harris has gained over 25 years of experience analyzing the financial statements of public companies, assessing the use of accounting methods employed by those companies and the financial acumen of their management.

The audit committee oversees our accounting and financial reporting processes and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this committee include:

•	selecting and recommending to our Board of Directors the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;

•	approving the fees to be paid to the independent registered public accounting firm;

•	helping to ensure the independence of our independent registered public accounting firm;

•	overseeing the integrity of our financial statements;

•	preparing an audit committee report as required by the SEC to be included in our annual proxy statement;

•	reviewing major changes to our auditing and accounting principles and practices as suggested by our company's independent registered public accounting firm, internal auditors (if any) or management;

•	reviewing and approving all related party transactions; and

•	overseeing our compliance with legal and regulatory requirements.

Compensation Committee

Our compensation committee assists the Board of Directors in the discharge of its responsibilities relating to the compensation of the Board of Directors and our executive officers. John Pappajohn (Chair), Robin Smith M.D., Robert Follman and Michal Votruba are the members of our compensation committee. The Board has determined that they are "independent" within the meaning of the NASDAQ Stock Market Rules and both members qualify as "non-employee directors" under Rule 16b-3 of the Exchange Act.

The committee's compensation-related responsibilities include:

•	assisting our Board of Directors in developing and evaluating potential candidates for executive positions and overseeing the development of executive succession plans;

•	reviewing and approving, on an annual basis, the corporate goals and objectives with respect to compensation for our chief executive officer;

•	reviewing, approving and recommending to our Board of Directors on an annual basis the evaluation process and compensation structure for our other executive officers;

•	providing oversight of management's decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;

•	reviewing our incentive compensation and other stock-based plans and recommending changes in such plans to our Board of Directors as needed, and exercising all the authority of our Board of Directors with respect to the administration of such plans;

•	reviewing and recommending to our Board of Directors the compensation of independent directors, including incentive and equity-based compensation; and

•	selecting, retaining and terminating such compensation consultants, outside counsel and other advisors as it deems necessary or appropriate.

Governance and Nominations Committee

The purpose of the governance and nominations committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board. Thomas Tierney (Chair), Robin Smith, M.D., John Pappajohn, and Geoffrey Harris are the members of our governance and nominations committee. The Board has determined that the members of the committee are "independent" within the meaning of the NASDAQ Stock Market Rules.

The committee's responsibilities include:

•	Selecting director nominees. The governance and nominations committee recommends to the Board of Directors nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the Board. The governance and nominations committee would consider candidates proposed by stockholders and will apply the same criteria and follow substantially the same process in considering such candidates as it does when considering other candidates. The governance and nominations committee may adopt, at its discretion, separate procedures regarding director candidates proposed by our stockholders. Director recommendations by stockholders must be in writing, include a resume of the candidate's business and personal background and include a signed consent that the candidate would be willing to be considered as a nominee to the Board and, if elected, would serve. Such recommendation must be sent to the Company's Secretary at the Company's executive offices. When it seeks nominees for directors, our governance and nominations committee takes into account a variety of factors including (a) ensuring that the Board, as a whole, is diverse and consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including expertise that could qualify a director as a "financial expert," as that term is defined by the rules of the SEC), local or community ties and (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with the company's business and industry, independence of thought and an ability to work collegially. The Company is of the view that the continuing service of qualified incumbents promotes stability and continuity in the Board room, contributing to the ability of the Board of Directors to work as a collective body, while giving the Company the benefit of the familiarity and insight into the Company's affairs that its directors have accumulated during their tenure. Accordingly, the process of the governance and nominations committee for identifying nominees reflects the Company's practice of re-nominating incumbent directors who continue to satisfy the committee's criteria for membership on the Board of Directors, whom the committee believes continue to make important contributions to the Board of Directors and who consent to continue their service on the Board of Directors. The Board has not adopted a formal policy with respect to its consideration of diversity and does not follow any ratio or formula to determine the appropriate mix; rather, it uses its judgment to identify nominees whose backgrounds, attributes and experiences, taken as a whole, will contribute to the high standards of Board service. The governance and nominations committee may adopt, and periodically review and revise as it deems appropriate, procedures regarding director candidates proposed by stockholders.

•	Reviewing requisite skills and criteria for new Board members and Board composition. The governance and nominations committee reviews with the entire Board of Directors, on an annual basis, the requisite skills and criteria for Board candidates and the composition of the Board as a whole.

•	Hiring of search firms to identify director nominees. The governance and nominations committee has the authority to retain search firms to assist in identifying Board candidates, approve the terms of the search firm's engagement, and cause the Company to pay the engaged search firm's engagement fee.

•	Selection of committee members. The governance and nominations committee recommends to the Board of Directors, on an annual basis, the directors to be appointed to each committee of the Board of Directors.

•	Evaluation of the Board of Directors. The governance and nominations committee will oversee an annual self-evaluation of the Board of Directors and its committees to determine whether it and its committees are functioning effectively.

•	Development of Corporate Governance Guidelines. The governance and nominations committee will develop and recommend to the Board a set of corporate governance guidelines applicable to the Company.

The governance and nominations committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The governance and nominations committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.

Committee Memberships and Meetings

The following table below sets forth the current membership of each Committee:

Name of Director	Audit Committee	Compensation Committee	Governance and Nominations Committee
Robin L. Smith, M.D.		Member	Member
Robert J. Follman	Member	Member
Geoffrey E. Harris	Chair		Member
John Pappajohn		Chair	Member
Thomas T. Tierney	Member		Chair
Michal Votruba	Member	Member

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

Board Meetings

During the fiscal year ended September 30, 2016, the Board held eleven meetings, the Audit Committee held four meetings, the Compensation Committee held one meeting and the Governance and Nominations Committee held two meetings.  Each incumbent director attended 75% or more of the total number of meetings of the Board and the Board Committees of which they were a member during the period they served as a director in fiscal year 2016.  The Board of Directors did not meet in executive session during the fiscal year ended September 30, 2016.

The Company has not yet established a policy with respect to Board members' attendance at its annual meetings. All incumbent directors attended last year's annual meeting, with the exception of Mr. Pappajohn and Mr. Tierney (who was not a member of the Board on the date of last year’s annual meeting).

Board Leadership Structure

To assure effective and independent oversight of management, our Board of Directors operates with the roles of Chief Executive Officer and Chairman of the Board separated in recognition of the differences between these two roles in the management of the Company. The Chairman of the Board is an independent, non-management role.

Our Board of Directors believes that this leadership structure provides the most effective leadership model for our Company. By permitting more effective monitoring and objective evaluation of the Chief Executive Officer's performance, this structure increases the accountability of the Chief Executive Officer. A separation of the Chief Executive Officer and Chairman roles also prevents the former from controlling the Board's agenda and information flow, thereby reducing the likelihood that the Chief Executive Officer would abuse his power.

Board Oversight of Risk Management

Our Board of Directors believes that overseeing how management manages the various risks we face is one of its most important responsibilities to the Company's stakeholders. Our Board believes that, in light of the interrelated nature of the Company's risks, oversight of risk management is ultimately the responsibility of the full Board; however, it has delegated this responsibility to the audit committee with respect to financial risk. The audit committee meets before each quarterly filing on Form 10-Q or the annual filing on Form 10-K with management and the independent registered public accounting firm to review the Company's major financial risk exposures and the steps taken to monitor and control such exposures. Our Board meets regularly to discuss the strategic direction and the issues and opportunities facing our Company. Throughout the year, our Board provides guidance to management regarding our strategy and helps to refine our plans to implement our strategy. The involvement of the Board in setting our business strategy is critical to the determination of the types and appropriate levels of risk undertaken by the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2016, all of our executive officers, directors and the holders of 5% or more of our Common Stock complied with all Section 16(a) filing requirements, except for: (1) RSJ PE, which did not timely file a Form 3 reporting of two transactions and a Form 4 reporting of five transactions.

Code of Ethics

Our Board of Directors has adopted a Code of Ethical Conduct (the "Code of Conduct") which constitutes a "code of ethics" as defined by applicable SEC rules and a "code of conduct" as defined by applicable NASDAQ rules. We require all employees, directors and officers, including our principal executive officer and principal financial officer to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer and other finance department personnel with respect to full and accurate reporting. The Code of Conduct is available on our website at www.myndanalytics.com. The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC on such website.

ITEM 11.	Executive Compensation

Compensation Structure

Unless otherwise indicated, all stock-based amounts (including historical amounts) appearing in this annual report have been adjusted to give effect to the 1-for-200 reverse stock-split effective September 21, 2016.

Overview of Compensation Practices

Our executive compensation program is administered by the compensation committee.

Compensation Philosophy

Generally, we compensate our executive officers with a compensation package that is designed to drive Company performance to maximize stockholder value while meeting our needs and the needs of our executives. The following are objectives we consider:

•	Alignment — to align the interests of executives and stockholders through equity-based compensation awards;

•	Retention — to attract, retain and motivate highly qualified, high performing executives to lead our growth and success; and

•	Performance — to provide, when appropriate, compensation that is dependent upon the executive's achievements and the Company's performance.

•	In order to achieve the above objectives, our executive compensation philosophy is guided by the following principles:

•	Rewards under incentive plans are based upon our short-term and longer-term financial results and increasing stockholder value;

•	Executive pay is set at sufficiently competitive levels to attract, retain and motivate highly talented individuals who are necessary for us to achieve our goals, objectives and overall financial success;

•	Compensation of an executive is based on such individual's role, responsibilities, performance and experience; and

•	Annual performance of the Company and the executive are taken into account in determining annual bonuses with the goal of fostering a pay-for-performance culture.

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

Process for Setting Executive Compensation; Factors Considered

When making pay determinations for named executive officers, the Board considers a variety of factors including, among others: (1) actual Company performance as compared to pre-established goals, (2) individual executive performance and expected contribution to our future success, (3) changes in economic conditions and the external marketplace, (4) prior years' bonuses and long-term incentive awards, and (5) in the case of executive officers, other than Chief Executive Officer, the recommendation of our Chief Executive Officer, and in the case of our Chief Executive Officer, his negotiations with our Board. No specific weighting is assigned to these factors nor are particular targets set for any particular factor. Ultimately, the Board uses its judgment and discretion when determining how much to pay our executive officers and sets the pay for such executives by element (including cash versus non-cash compensation) and in the aggregate, at levels that it believes are competitive and necessary to attract and retain talented executives capable of achieving the Company's long-term objectives.

Summary Compensation Table

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ending September 30, 2016 and 2015 provided by (i) each person serving as our principal executive officer ("PEO") or acting in a similar capacity during our fiscal year ended September 30, 2016 and (ii) our two most highly compensated executive officers other than our PEO who were serving as executive officers on September 30, 2016 and whose total compensation exceeded $100,000 (collectively with the PEO referred to as the "named executive officers" in this "Executive Officers and Executive Compensation" section).

Name and Principal Position	Fiscal Year Ended September 30,	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)
George C. Carpenter IV	2016	270,000	—	25,500	189,400	21,000	505,900
(President and Chief Executive Officer)	2015	270,000	—	—	—	19,500	289,500

Paul Buck	2016	208,000		25,500	189,400	8,500	431,400
(Chief Financial Officer and Secretary)	2015	208,000	—	—	—	17,500	225,500

(1)	Salaries for the fiscal years ended September 30, 2016 and 2015 which were accrued and paid as follows:

•	Mr. Carpenter’s salary for fiscal year 2016 was $270,000 all of which was paid out.

•	Mr. Carpenter’s salary for fiscal year 2015 was $270,000 of which $168,300 was paid and $101,700 was accrued. For the pay period starting February 16, 2015 through to July 31, 2015, a portion of Mr. Carpenter's salary was voluntarily deferred with a cash payout limited to $4,000 per month, the balance being accrued. Mr. Carpenter elected to defer a portion of his salary as noted to allow additional cash to remain in the Company during a period of limited cash resources.

•	Mr. Buck’s salary for fiscal year 2016 was $208,000 all of which was paid out.

•	Mr. Buck’s salary for fiscal year 2015 was $208,000 of which $134,700 was paid and $73,300 was accrued. For the pay period starting February 16, 2015 through to July 31, 2015, a portion of Mr. Buck's salary was voluntarily deferred with a cash payout limited to $4,000 per month, the balance being accrued. Mr. Buck elected to defer a portion of his salary as noted to allow additional cash to remain in the Company during a period of limited cash resources.

(2)	On April 5, 2016, the Board approved grants of restricted Common Stock to each of Messrs. Carpenter and Buck of 5,000 shares valued at $25,500. 50% of the shares issued to each vested on the date of grant and 50% vested (or will vest) pro-rata over 12 months starting on the date of grant. The shares were value at $5.10 each, which was the closing price of the Company’s stock quoted on the OTC.QB on the date of grant.

(3)	On September 22, 2016, the Board granted each of Messrs. Carpenter and Buck an option to purchase 32,000 shares of Common Stock valued at $189,400 each using the Black Scholes Model. The options were granted pursuant to the 2012 Plan, as amended and approved at the Annual Meeting of Stockholders held on November 1, 2016. The exercise price of the options is $6.00 per share and vest as follows: (a) 25% on the date of grant; (b) 25% upon receiving CMS approval to bill Medicare, (c) 25% upon signing a healthcare system to use our PEER technology, and (d)(i) for Mr. Carpenter 25% upon signing a multi-practitioner group to use our PEER technology, and (ii) for Mr. Buck 25% upon up-listing to an exchange.

(4)	Relates to healthcare insurance premiums and Health Savings Account contributions paid on behalf of executive officers of the Company for fiscal years 2016 and 2015, respectively.

•	For Mr. Carpenter health care benefits were $21,000 and 19,500 for fiscal years 2016 and 2015, respectively.

•	For Mr. Buck healthcare benefits were $8,500 and $17,500 for fiscal years 2016 and 2015, respectively.

Narrative Disclosure to Summary Compensation Table

On September 22, 2016, the Board granted each of Messrs. Carpenter and Buck an option to purchase 32,000 shares of Common Stock, valued at $189,400 each using the Black Scholes Model. The options were granted pursuant to the 2012 Plan, as amended and approved at the Annual Meeting of Stockholders held on November 1, 2016. The exercise price of the options is $6.00 per share and the options vest in 25% tranches as described in Footnote 3 to the “Summary Compensation Table”.

During fiscal year 2016, salaries were paid out in the normal schedule without delays or accruals. There was also no pay-out of accrued salaries from fiscal 2015.

During fiscal year 2015, the Company’s managers voluntarily elected to limit their respective salaries paid in cash to $4,000 per month for the period starting mid-February 2015, through to the end of July 2015, in order to help bridge the Company through a period with limited cash resources. The balance of the unpaid salaries were accrued as follows: George Carpenter $101,750, Paul Buck $73,300, Stewart Navarre $55,000 and Brian MacDonald $63,300.

Since the Company had limited cash and cash equivalent resources as of September 30, 2016 and 2015, no bonuses were paid or accrued for our executive officers during the fiscal years ended September 30, 2016 and 2015.

Please refer to the footnotes to the "Summary Compensation Table" above for a description of the components of "Stock Awards" and "All Other Compensation" received by the named executive officers.

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

Employment Agreements

George Carpenter

On October 1, 2007, we entered into an employment agreement with George Carpenter pursuant to which Mr. Carpenter began serving as our President. During the period of his employment, Mr. Carpenter received a base salary of no less than $180,000 per annum, which was subject to upward adjustment at the discretion of the Chief Executive Officer or our Board of Directors. On March 3, 2010, the Board of Directors increased the annual base salary of Mr. Carpenter to $270,000, with the increase in salary having retroactive effect to January 1, 2010. In addition, pursuant to the terms of his initial employment agreement, on October 1, 2007, Mr. Carpenter was granted an option to purchase 162 shares of our Common Stock at an exercise price of $5,340.00 per share pursuant to our 2006 Stock Incentive Plan. In the event of a change of control transaction, a portion of Mr. Carpenter’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between October 1, 2008 and the date of the corporate transaction over the vesting period (48 months) will automatically accelerate, and become fully vested. Mr. Carpenter is entitled to four weeks’ vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we offer our employees from time to time.

Mr. Carpenter’s employment is on an "at-will" basis, and Mr. Carpenter may terminate his employment with us for any reason or for no reason. Similarly, we may terminate Mr. Carpenter’s employment with or without cause. If we terminate Mr. Carpenter’s employment without cause or Mr. Carpenter involuntarily terminates his employment with us (an involuntary termination includes changes, without Mr. Carpenter’s consent or pursuant to a corporate transaction, in Mr. Carpenter’s title or responsibilities so that he is no longer the President of our company), Mr. Carpenter shall be eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum upon termination. If Mr. Carpenter is terminated by us for cause, or if Mr. Carpenter voluntarily terminates his employment, he will not be entitled to any severance.

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

Paul Buck

On February 18, 2010, we entered into an employment agreement with Paul Buck pursuant to which Mr. Buck began serving as our Chief Financial Officer on an "at will" basis and was to be paid a salary of no less than $208,000 per annum, which is subject to upward adjustment at the discretion of the Chief Executive Officer or the Board of Directors of our company. Pursuant to his employment agreement, Mr. Buck also received an option to purchase 75 shares of our Common Stock on March 3, 2010, which options vest in 48 equal installments commencing on March 3, 2010. The options have an exercise price of $3,300.00 per share and were granted under our 2006 Stock Incentive Plan. In the event of a change of control transaction, a portion of Mr. Buck’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between March 3, 2010 and the date of the corporate transaction over the vesting period (48 months) will automatically accelerate, and become fully vested. In the event of a change of control transaction, a portion of Mr. Buck’s unvested options equal to the number of unvested options at the date of the corporate transaction multiplied by the ratio of the time elapsed between option grant date and the date of the corporate transaction over the vesting period (48 months) will automatically accelerate, and become fully vested. Mr. Buck is entitled to four weeks’ vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we offer our employees from time to time. As Mr. Buck’s employment is on an "at-will" basis, he may terminate his employment with us for any reason or for no reason. Similarly, we may terminate Mr. Buck’s employment with or without cause. If we terminate Mr. Buck’s employment without cause or Mr. Buck involuntarily terminates his employment with us, Mr. Buck shall be eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum upon termination. If Mr. Buck is terminated by us for cause, or if Mr. Buck voluntarily terminates his employment, he will not be entitled to any severance.

2006 Stock Incentive Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Option Plan”). On March 7, 2007, in connection with the closing of the merger transaction with CNS California, we assumed the CNS California stock option plan and all of the options granted under the plan at the same price and terms. Subsequently, we amended the 2006 Option Plan on March 3, 2010 to increase the number of shares of Common Stock reserved for issuance under the 2006 Option Plan from 1,667 to 3,334 shares and increased the limit on shares underlying awards granted within a calendar year to any eligible employee or director from 500 to 667 shares of Common Stock. The amendment was approved by our stockholders at the annual meeting held on April 27, 2010. The following is a summary of the 2006 Option Plan, as amended, which we use to provide equity compensation to employees, directors and consultants to our company.

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

As of September 30, 2016, options to purchase 355 shares of Common Stock were exercised and there were options to purchase 2,224 shares of Common Stock and 31 restricted shares outstanding under the amended 2006 Option Plan, leaving 728 shares of Common Stock which will not be awarded as the 2006 Option Plan has been frozen and replaced by the 2012 Omnibus Incentive Compensation Plan.

2012 Omnibus Incentive Compensation Plan

On March 22, 2012, the MYnd Analytics, Inc. 2012 Omnibus Incentive Compensation Plan (the “2012 Option Plan”), was approved by our Board of Directors and was approved by stockholders at the Company’s annual meeting held on May 23, 2013. The 2012 Option Plan replaced the Company’s abovementioned 2006 Option Plan. The 2012 Option Plan provides for the grant of options (including nonqualified options and incentive stock options), restricted stock, performance units, performance shares, deferred stock, restricted stock units, dividend equivalents, bonus shares and other stock-based awards to directors, officers, employees and/or consultants of the Company. The plan originally provided for the grant of awards up to 1,667 shares of our Common Stock may be issued.

On December 10, 2012, the Board approved the amendment of the Company’s 2012 Option Plan to increase the shares authorized for issuance under the 2012 Option Plan from 1,667 shares to 27,500 shares. Additionally, on March 26, 2013, the Board approved the amendment of the Company’s 2012 Option Plan to increase the shares authorized for issuance under the 2012 Option Plan from 27,500 shares to 75,000 shares.

On January 8, 2015, the Board granted an option to purchase 1,250 shares of its Common Stock pursuant to the 2012 Plan, at an exercise price of $50.00 per share to a consultant. The option vesting is contingent upon the achievement of agreed upon goals.

On August 20, 2015, the Board approved an award of options to purchase 1,250 shares of Common Stock for each of the Company's directors, for an aggregate grant of 8,750 options. The options are exercisable at a price per share of $11.00, the closing price of the Company's common stock on the date of grant, and will vest pro-rata over 36 months.

On April 5, 2016, the Board approved a further amendment of the 2012 Plan to increase the Common Stock authorized for issuance from 75,000 shares to 200,000 shares.

On April 5, 2016, the Board granted options to purchase 7,250 shares of Common Stock under the 2012 Plan to staff members and options to purchase 1,000 shares of Common Stock to our consultant, DCA. These options vest pro-rata over 12 months starting on the date of grant. The grants of options to staff and consultant have an exercise price of $5.10 per share, which was the closing price on the OTC.QB of the Company’s Common Stock on the date of grant.

On September 22, 2016 the Board amended the 2012 Plan to: (i) increase the total number of shares of Common Stock available for grant under the 2012 Plan from 200,000 shares to an aggregate of 500,000 shares, (ii) add an "evergreen" provision which, on January 1st of each year through 2022, automatically increases the number of shares subject to the 2012 Plan by the lesser of: (a) a number equal to 10% of the shares of Common Stock authorized under the 2012 Plan as of the preceding December 31st, or (b) an amount, or no amount, as determined by the Board, but in no event may the number of shares of Common Stock authorized under the 2012 Plan exceed 885,781 and (iii) increase the annual individual award limits under the 2012 Plan to 100,000 shares of Common Stock, subject to adjustment in accordance with the 2012 Plan. These amendments to the 2012 Plan were approved by our stockholders at the Annual Meeting held on November 1, 2016 (refer to Note 11. Subsequent Events of the Consolidated Financial Statements).

On September 22, 2016, the Board granted options to purchase 144,000 shares of Common Stock under the 2012 Plan at an exercise price of $6.00 to certain directors and officers as follows:

•	our Chairman Dr. Smith was granted options to purchase 40,000 shares of Common Stock which vest as follows: (a) 20% vested on the date of grant, (b) 20% vested upon receiving CMS approval to bill Medicare, (c) 20% will vest upon signing a healthcare system to use our PEER technology, (d) 20% will vest upon signing a multi-practitioner group to use our PEER technology, and (e) 20% will vest upon up-listing to an exchange in 1 year;

•	our CEO, George Carpenter, was granted options to purchase 32,000 shares of Common Stock which vest as follows: (a) 25% vested on the date of grant, (b) 25% vested on the date that we received CNS approval to bill Medicare, (c) 25% will vest upon signing a healthcare system to use our PEER technology and (d) 25% will vest upon signing a multi-practitioner group to use our PEER technology;

•	our CFO, Paul Buck, was granted options to purchase 32,000 shares of Common Stock which vest as follows: (a) 25% vested on the date of grant, (b) 25% vested on the date that we received CNS approval to bill Medicare, (c) 25% will vest upon signing a healthcare system to use our PEER technology and (d) 25% will vest upon up-listing to an exchange in 1 year;

•	two of our outgoing directors, Mr. McAdoo and Mr. Sassine, were each granted 20,000 fully vested options to purchase Common Stock.

On October 2, 2016, the Compensation Committee of the Board granted options to purchase 102,000 shares of the Company’s Common Stock under the 2012 Plan to staff members. These options vest pro-rata over 12 months starting on the date of grant. The grants of options to staff are valued $6.00 per share, which was the closing price on the OTCQB of the Company’s Common Stock on the date of grant.

As of September 30, 2016, no options were exercised and options to purchase 220,896 shares of Common Stock were outstanding and 143,750 restricted shares had been issued under the 2012 Option Plan, as amended, leaving 135,354 shares available to be awarded. On October 2, 2016, 102,000 options to purchase shares of Common Stock were granted to staff and an advisor, leaving a residual 33,354 shares available for grant under the 2012 Option Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding options held by our named executive officers as of September 30, 2016.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Name	Exercisable	Unexercisable
George Carpenter (1)						1,248	$7,488

	—	16,000	16,000	6.00	September 22, 2026	—	—

	2,175	—	—	50.00	October 8, 2023	—	—

	6,125	—	—	9.44	December 10, 2022	—	—

	667	—	—	3,300.00	March 2, 2020	—	—

	162	—	—	5,340.00	October 1, 2017	—	—

Paul Buck (2)						1,248	$7,488

	—	16,000	16,000	6.00	September 22, 2026	—	—

	2,350	—	—	50.00	October 8, 2023	—	—

	7,000	—	—	9.44	December 10, 2022	—	—

	75	—	—	3,300.00	March 2, 2020	—	—

(1)	On September 22, 2016, the Board granted Mr. Carpenter an option to purchase 32,000 shares of Common Stock which will be deemed to vest as follows: (a) 8,000 on the date of grant, (b) 8,000 on the date that we received CNS approval to bill Medicare, (c) 8,000 upon signing a healthcare system to use our PEER technology and (d) 8,000 upon signing a multi-practitioner group to use our PEER technology.

On April 5, 2016, the Board approved a grant of 5,000 shares of Common Stock to Mr. Carpenter valued at $25,500. 50% of the shares vested on the date of grant and 50% vested (or will vest) pro-rata over 12 months starting on the date of grant. As of September 30, 2016, 1,248 shares remain unvested and are valued at $6.00 per shares.

On October 8, 2013, Mr. Carpenter was granted options to purchase shares 2,175 shares of Common Stock. The options are exercisable at $50.00 per share and vested evenly over 12 months starting from the date of grant. Mr. Carpenter agreed to forego $98,000 of his salary in fiscal year 2014 pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013. Mr. Carpenter was paid out of accrued salary earned, but not paid, during fiscal years 2013 and 2012. The accrued salary paid out was equivalent to the fiscal year 2014 salary that he had agreed to forego in lieu of receiving the options.

On December 10, 2012, Mr. Carpenter was granted options to purchase 6,000 shares of Common Stock. The options are exercisable at $9.44 per share and vested in increments of 12.5% at the beginning of each quarter starting from the date of grant. Mr. Carpenter was also granted 125 fully vested shares of Common Stock for his prior services on the Board. These options are also exercisable at a price of $9.44 per share.

On March 3, 2010, Mr. Carpenter was granted options to purchase 667 shares of Common Stock. The options are exercisable at $3,300.00 per share and vested equally over 48 months starting on March 3, 2010.

On October 1, 2007 Mr. Carpenter was granted options to purchase 162 shares of Common Stock. The options are exercisable at an exercise price of $5,340.00 and vested as follows: 21 shares vested immediately with the remaining 141 shares vesting equally over 42 months commencing April 30, 2008.

(2)	On September 22, 2016, the Board granted Mr. Buck an option to purchase 32,000 shares of Common Stock which will be deemed to vest as follows: (a) 8,000 on the date of grant, (b) 8,000 on the date we received CNS approval to bill Medicare, (c) 8,000 upon signing a healthcare system to use our PEER technology and (d) 8,000 upon the Company up-listing to an exchange.

On April 5, 2016, the Board approved a grant of 5,000 shares of Common Stock to Mr. Buck valued at $25,500. 50% of the shares vested on the date of grant and 50% vested (or will vest) pro-rata over 12 months starting on the date of grant. As of September 30, 2016, 1,248 shares remain unvested and are valued at $6.00 per shares.

On October 8, 2013, Mr. Buck was granted options to purchase shares 2,350 shares of Common Stock. The options are exercisable at $50.00 per share and vest evenly over 12 months starting from the date of grant. Mr. Buck agreed to forego $106,500 of his salary in fiscal year 2014 pursuant to the Employment Compensation Forfeiture and Exchange Agreement. Mr. Buck was paid out of accrued salary earned, but not paid, during fiscal years 2013 and 2012. The accrued salary paid out was equivalent to the fiscal year 2014 salary that he agreed to forego in lieu of receiving the options.

On December 10, 2013, Mr. Buck was granted options to purchase 7,000 shares of Common Stock. The options are exercisable at $9.44 per share and vested in increments of 12.5% at the beginning of each quarter starting from the date of grant.

On March 3, 2010, Mr. Buck was granted options to purchase 75 shares of Common Stock. The options are exercisable at $3,300.00 per share and vested equally over 48 months starting on March 3, 2010.

Director Compensation

During our fiscal year ended September 30, 2016, non-employee directors did not receive any cash compensation but did receive fully vested grants of Common Stock, Restricted Stock and options to purchase Common Stock for their service on our Board of Directors or committees thereof. The values of the option and restricted share grants were determined using the Black-Scholes Model and the closing price of the stock on the day of grant.

Non-Employee Director Compensation

Name	Option Awards ($)	Stock Awards ($)	Total ($)
Robin Smith(1)	236,800	265,500	502,300
John Pappajohn (2)		126,400	126,400
Zachary McAdoo (3)	118,400	6,400	124,800
Robert Follman (4)		126,400	126,400
Andrew Sassine (5)	118,400	6,400	124,800
Geoffrey Harris (6)		132,700	132,700
Michal Votruba (7)		126,400	126,400
Thomas Tierney (8)	-	118,400	118,400

(1)	On September 22, 2016, the Board granted Dr. Robin Smith 40,000 shares of restricted Common Stock at $6.00 per share, which are fully vested. The stock, valued at $240,000 was granted with a tax "gross-up" provision for which the Company has accrued $250,000 for Federal and California State taxes.

Also on September 22, 2016, the Board granted Dr. Smith an option to purchase 40,000 shares of Common Stock with an exercise price of $6 per shares. These options vest as follows: (a) 20% on the date of grant, (b) 20% upon receiving CMS approval to bill Medicare, (c) 20% upon signing a healthcare system to use our PEER technology, (d) 20% upon signing a multi-practitioner group to use our PEER technology, and (e) 20% upon up-listing to an exchange in 1 year.

On April 5, 2016, the Board granted Dr. Smith 5,000 shares of Common Stock at $5.10 per share, which were fully vested.

The aggregate number of option awards outstanding for Dr. Smith at September 30, 2016 was 41,250. Of these, options to purchase 1,250 shares have an exercise price of $11.00 per share and options to purchase 40,000 shares have an exercise price of $6.00 per share.

(2)	On September 22, 2016, the Board granted Mr. Pappajohn 20,000 shares of restricted Common Stock at $6.00 per share, which are fully vested.

On April 5, 2016, the Board granted Mr. Pappajohn 1,250 shares of Common Stock at $5.10 per share, which were fully vested.

Mr. Pappajohn joined our Board on August 26, 2009. The aggregate number of option awards outstanding for Mr. Pappajohn at September 30, 2016 was 2,542. Of these, options to purchase 42 shares have an exercise price of $3,300.00 per share, options to purchase 1,250 shares have an exercise price of $9.44 per share and options to purchase 1,250 shares have an exercise price of $11.00 per share.

(3)	On September 22, 2016, the Board granted Mr. McAdoo options to purchase 20,000 shares of Common Stock at $6.00 per share, which are fully vested.

On April 5, 2016, the Board granted Mr. McAdoo 1,250 shares of Common Stock at $5.10 per share, which were fully vested.

Mr. McAdoo served on our Board from November 21, 2011 to November 1, 2016. The aggregate number of option awards outstanding for Mr. McAdoo at September 30, 2016 was 22,542. Of these, 42 options have an exercise price of $600.00 per share, 1,250 options have an exercise price of $9.44 per share, 1,250 options have an exercise price of $11.00 per share and 20,000 have an exercise price of $6.00 per share.

(4)	On September 22, 2016, the Board granted Mr. Follman 20,000 shares of restricted Common Stock at $6.00 per share, which are fully vested.

On April 5, 2016, the Board granted Mr. Follman 1,250 shares of Common Stock at $5.10 per share, which were fully vested.

Mr. Follman joined our Board on February 25, 2013. The aggregate number of option awards outstanding at September 30, 2016 was 2,500 options. Of these, options to purchase 1,250 shares have an exercise price of $9.44 per share and options to purchase 1,250 shares have an exercise price of $11.00 per share.

(5)	On September 22, 2016, the Board granted Mr. Sassine options to purchase 20,000 shares of Common Stock at $6.00 per share, which are fully vested.

On April 5, 2016, the Board granted Mr. Sassine 1,250 shares of Common Stock at $5.10 per share, which were fully vested.

Mr. Sassine served on our Board from February 25, 2013 to November 1, 2016. The aggregate number of option awards outstanding at September 30, 2016 was 22,500. Of these, options to purchase 1,250 shares have an exercise price of $9.44 per share, options to purchase 1,250 shares have an exercise price of $11.00 per share and options to purchase 20,000 shares have an exercise price of $6.00 per share.

(6)	On September 22, 2016, the Board granted Mr. Harris 20,000 shares of restricted Common Stock at $6.00 per share, which are fully vested.

On April 5, 2016, the Board granted Mr. Harris, as the Chairman of the audit Committee, 2,500 shares of Common Stock at $5.10 per share, which were fully vested.

Mr. Harris joined our Board on July 20, 2015. The aggregate number of option awards outstanding at September 30, 2016 were options to purchase 1,250 shares at $11.00 per share.

(7)	On September 22, 2016, the Board granted Mr. Votruba 20,000 shares of restricted Common Stock at $6.00 per share, which are fully vested.

On April 5, 2016, the Board granted Mr. Votruba 1,250 shares of Common Stock at $5.10 per share, which were fully vested.

Mr. Votruba joined our Board on July 20, 2015. The aggregate number of option awards outstanding at September 30, 2016 was an option to purchase 1,250 shares at $11.00 per share. All share and option grants to Mr. Votruba are assigned to RSJ PE, of which he is a representative on the Board

(8)	On September 29, 2016, the Board granted Mr. Tierney 20,000 shares of restricted Common Stock at $6.00 per share, which are fully vested.

Mr. Tierney rejoined our Board on September 29, 2016. Mr. Tierney had originally joined our Board on February 25, 2013, and resigned from our Board on May 22, 2015 and served as its Chairman between March 26, 2013 and the date of his resignation. The aggregate number of option awards outstanding for Mr. Tierney at September 30, 2016 was 1,980 of which options to purchase 1,042 shares have an exercise price of $9.44 per share and options to purchase 938 shares have an exercise price of $50.00 per share.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial and other ownership of the shares of our Common Stock as of December 21, 2016:

•	Each person whom we know to be the beneficial owner of 5% or more of our outstanding Common Stock;
•	Each of our executive officers;
•	Each of our current directors; and
•	All of our executive officers and directors as a group.

Applicable percentage ownership interest as of December 21, 2016 is based on 2,229,061 shares of issued and outstanding Common Stock.

Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. For purposes of such calculation, shares of our Common Stock subject to options, warrants and convertible promissory notes issued by us (and convertible interest on those notes) that are currently exercisable or convertible, or exercisable or convertible within sixty days from December 21, 2016, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible promissory notes, as applicable, for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o MYnd Analytics, Inc., 26522 La Alameda, Suite 290, Mission Viejo, CA 92691.  There are no shares of any other class or series of stock issued and outstanding.

	Shares Beneficially Owned as of December 21, 2016
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Executive Officers and Directors:
George Carpenter (1) President and Chief Executive Officer	65,338	2.89%
Paul Buck (2) Chief Financial Officer and Secretary	33,850	1.50%
Robin L. Smith (3) Chairman of the Board of Directors	115,151	5.11%
John Pappajohn (4) Director	410,329	18.39%
Robert J. Follman (5) Director	169,656	7.60%
Michal Votruba (6) Director	-	*
Geoffrey E. Harris (7) Director	25,183	1.13%
Thomas T. Tierney(8) Director	238,325	10.68%
Directors and officers as a group (8 persons) (9)	1,057,832	45.62%

Non-Director 5%+ Stockholders:
RSJ PE (10)	466,329	20.91%

* Less than 0.1%

(1)	Consists of (a) 32,209 shares of Common Stock, and (b) 33,129 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. Carpenter has been our Chief Executive Officer since April 2009 and our President since April 29, 2011.

(2)	Consists of (a) 8,425 shares of Common Stock, and (b) 25,425 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. Buck has been our Chief Financial Officer since February 18, 2010.

(3)	Consists of (a) 90,526 shares of Common Stock, and (b) 24,625 shares of Common Stock issuable upon the exercise of vested and exercisable options. Dr. Smith has been the Chairman of the Board since August 20, 2015.

(4)	Consists of (a) 408,412 shares of Common Stock, and (b) 1,917 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. Pappajohn has been a member of the Board since August 26, 2009.

(5)	Consists of (a) 147,781 shares of Common Stock held under the Declaration of Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (the "Follman Trust"), of which Mr. Follman is a trustee, (b) 20,000 shares of Common Stock held directly by Mr. Follman, and (c) 1,875 shares of Common Stock issuable upon the exercise of vested and exercisable options held by the Follman Trust. Mr. Follman has been a member of the Board since February 25, 2013.

(6)	Mr. Votruba is a representative of RSJ PE; refer to footnote (10) below, as all of his granted shares and options to purchase Common Shares are assigned to RSJ PE: including 21,250 shares of Common Stock and 625 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. Votruba has been a member of the Board since July 30, 2015.

(7)	Consists of (a) 24,558 shares of Common Stock, and (b) 625 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. Harris has been a member of the board since July 30, 2015.

(8)	Consists of (a) 216,345 shares of Common Stock held in the name of the Thomas T. and Elizabeth C. Tierney Family Trust (the "Tierney Family Trust"), of which Mr. Tierney is a trustee, (b) 20,000 shares of Common Stock held directly by Mr. Tierney, and (c) 1,980 shares of Common Stock issuable upon the exercise of vested and exercisable options held by the Tierney Family Trust. Mr. Tierney was a member and Chairman of the Board from February 25, 2013 until May 22, 2015, and rejoined the Board on September 29, 2016.

(9)	Consists of (a) 968,256 shares of Common Stock, and (b) 89,576 shares of Common Stock issuable upon the exercise of vested and exercisable options.

(10)	Consists of 465,704 shares of Common Stock, and (b) 625 shares of Common Stock issuable upon the exercise of vested and exercisable options. The address of RSJ PE is Na Florenci 2116/15, 110 00 Prague 1, Czech Republic.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
2006 Equity compensation plan approved by security holders	2,224	$4,065.00	-	(1)
2012 Equity compensation plan approved by security holders	220,896	$10.58	135,354	(2)
Equity compensation plans not approved by security holders	-		-
Total	223,120	$50.98	135,354

(1)	The 2006 Stock Incentive Plan, as amended, has been frozen and replaced by the 2012 Plan.
(2)	Does not include options to purchase 102,000 shares of Common Stock granted to staff members and an advisor on October 2, 2016 and does not include 143,750 restricted shares issued under the 2012 Plan. The 2012 Plan includes an evergreen provision which, on January 1 of each year through 2022, automatically increases the number of shares subject to the 2012 Plan by the lesser of: (a) a number equal to 10% of the shares of Common Stock authorized under the 2012 Plan as of the preceding December 31 or (b) an amount, or no amount, as determined by our Board of Directors, but in no event may the number of shares of Common Stock authorized under the 2012 Plan exceed 885,781.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Except as follows, since October 1, 2014, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we are or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

•	in which any director, executive officer, or other stockholder of more than 5% of our Common Stock or any member of their immediate family had or will have a direct or indirect material interest.

Termination of Governance Agreements

On March 28, 2015, the Company entered into a separate termination agreement with each of Equity Dynamics and SAIL, in each case to immediately terminate the respective November 28, 2012 governance agreement (collectively, the "Governance Agreements") that the Company had entered into with each of Equity Dynamics and SAIL (collectively, the "Termination Agreements"). For additional information on the Termination Agreements, please refer to Item 10—Directors, Executive Officers and Corporate Governance—Board Composition, Committees and Director Independence—Governance Agreements.

Note Purchase Agreement & Related Amendments

Between September 22, 2014 and September 19, 2016, the Company entered into a Note Purchase Agreement, as amended from to time by Amendment No. 1, the Omnibus Amendment, Second Amended Note & Warrant Agreement, Amendment No. 1 to the Second Amended Note and Warrant Agreement, and the Second Omnibus Amendment, with various accredited investors (including affiliates) in connection with its issuance of an aggregate principal amount of $6.0 million of Notes. The following related parties participated in this financing: (i) RSJ PE, of which Michal Votruba, a director of the Company, is a director; (ii) John Pappajohn, a director of the Company; (iii) the Follman Family Trust of which Robert Follman, a director of the Company, is a trustee; (iv) The Tierney Family Trust, which is a greater than 5% stockholder of the Company, of which Thomas Tierney, a director a trustee; (v) Oman Ventures, of which Mark Oman, a greater than 5% stockholder of the Company, is the President; (vi) Dr. Robin Smith, Chairman of the Board; (vii) George Carpenter, the Company's CEO, and his wife Jill; (viii) Geoff Harris, a Director, and (ix) Brandt Ventures, an entity controlled by our former CEO, Leonard Brandt. For additional information on the Note Purchase Agreement, as amended, please see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Private Placement Transactions".

Note Conversion and Warrant Cancellation

On September 19, 2016, pursuant to the Second Omnibus Amendment, the Company exercised the Mandatory Conversion and, on September 21, 2016, (i) converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000 on all of the Notes into 1,263,406 shares of the Company's common stock at a conversion price of $5.00 per share and (ii) cancelled all Warrants.

The below table sets forth details regarding the shares issued to certain related parties upon the Company's exercise of the Mandatory Conversion:

Note Issuance and Conversion Table:

Note Holder		Principal Amount	Accrued Interest at Conversion	Shares issued on Conversion
Original Note Purchase Agreement
Note Date Range Sept 22,2014 to July 20,2015
RSJ Private Equity	(1)	$750,000	$76,200	165,246
John Pappajohn	(2)	200,000	20,400	44,089
John Pappajohn	(5)	200,000	14,200	42,820
Tierney Family Trust	(3)	540,000	46,000	117,199
Follman Family Trust	(4)	100,000	7,700	21,538
Oman Ventures	(6)	200,000	20,400	44,089
4 Accredited Investors		300,000	30,600	66,112
Subtotal for First Round		$2,290,000

Omnibus Amendment Sept 14, 2015
Note Date Range Sept 14,2015 to September 24, 2015
RSJ Private Equity	(1)	$350,000	17,300	73,462
Robin Smith	(2)	60,000	3,100	12,611
John Pappajohn	(2)	100,000	5,100	21,015
Follman Family Trust	(4)	150,000	7,600	31,522
2 Accredited Investors		50,000	2,500	10,508
Subtotal for Second Round		$710,000

Second Amended Note December 23 & 28, 2015
RSJ Private Equity	(1)	$750,000	27,300	155,465
John Pappajohn	(2)	250,000	9,300	51,856
Subtotal for Third Round		$1,000,000

Note Date Range Feb 23,2016 to August 16, 2016
RSJ Private Equity	(1)	$250,000	1,400	50,281
Robin Smith	(2)	40,000	800	8,165
John Pappajohn	(2)	850,000	14,000	172,802
Tierney Family Trust	(3)	100,000	600	20,129
Follman Family Trust	(4)	300,000	5,100	61,014
Carpenter, George & Jill	(7)	100,000	1,300	20,254
Harris, Geoffrey	(2)	10,000	300	2,058
2 Accredited Investors		300,000	5600	61,124
Brandt Ventures	(8)	50,000	200	10,047
Subtotal for Final Round		$2,000,000
Balances Converted September 19, 2016		$6,000,000	$317,000	1,263,406

(1)	RSJ PE is a greater than 5% shareholder. Michal Votruba, a Director for Life Sciences for the RSJ/Gradus Fund, joined our Board on July 30, 2015.
(2)	Member of the Board.
(3)	Thomas Tierney is a trustee of the Tierney Family Trust. Mr. Tierney originally joined the Board in February 25, 2013 and served as Chairman of the Board from March 26, 2013 through his resignation on May 22, 2015. On September 29, 2016 Mr. Tierney rejoined the Board. The Tierney Family Trust is a greater than 5% shareholder of the Company.
(4)	Robert Follman is a trustee of the Follman Family Trust and is a member of the Board.
(5)	John Pappajohn is a member of the Board. He purchased $200,000 of Notes, which on September 6, 2015, were assigned to four accredited investors. Approximately $10,400 of interest was attributable to such transferred Notes, resulting in an aggregate of 42,084 shares being issued upon the Mandatory Conversion of such transferred Notes.
(6)	Mark & Jill Oman are the beneficial owners of Oman Ventures and were greater than 5% shareholders of the Company.
(7)	George Carpenter is the CEO of the Company.
(8)	Brandt Ventures was issued this note as part of the Company’s settlement of its litigation with Leonard Brandt and Brandt Ventures (refer to Note 9. Commitments and Contingent Liabilities).

Private Placement of Common Stock & Lock-up Agreements

On November 30, 2016, the Company sold and issued an aggregate of 160,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to six accredited investors, for which it received gross cash proceeds to the Company of $1,000,000. Three of the six accredited investors were affiliates who represented 50% of the cash proceeds as follows: Dr. Robin Smith, our Chairman of the Board purchased 16,000 shares for $100,000; John Pappajohn, a member of the Board, purchased 32,000 shares for $200,000; and the Tierney Family Trust, of which our Board member, Thomas Tierney is a trustee, purchased 32,000 shares for $200,000. In connection with this private placement, certain investors (comprised of our executive officers and current and former directors) agreed to a 180-day “lock-up”, commencing on November 30, 2016, with respect to shares of Common Stock and other of our securities that they beneficially own, including securities that are convertible into shares of Common Stock and securities that are exchangeable or exercisable for shares of Common Stock. As a result, subject to certain exceptions, for a period of 180 days following November 30, 2016, such persons may not offer, sell, pledge or otherwise dispose of these securities without the Company's prior written consent.

On December 21, 2016, the Company sold and issued a further 48,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to four accredited investors who were new to the Company, for which it received gross cash proceeds to the Company of $300,000.

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

Transactions with John Pappajohn, Director

On September 22, 2014, March 18, 2015, June 2, 2015 and September 15, 2015, Mr. Pappajohn purchased four Notes for $200,000, $100,000, $100,000 and $100,000 respectively. Pursuant to the Omnibus Amendment, the Notes were convertible into shares of Common Stock at $50.00 per share: (i) automatically upon the closing of a qualified offering of not less than $5 million or (ii) voluntarily within 15 days prior to maturity.

On September 6, 2015, Mr. Pappajohn irrevocably assigned $200,000 in principal of his September 2014 Notes to four outside parties in the amount of $50,000 each.

On September 15, 2015, Mr. Pappajohn purchased a September 2015 Note for $100,000. The September 2015 Notes were convertible into shares of Common Stock (i) automatically, in the event of a qualified financing of not less than $5 million, or (ii) voluntarily, within 15 days prior to the maturity date of the Note. The Omnibus Amendment also amended the form of Note attached to the Note Purchase Agreement to reflect the Fixed Conversion Price, such that the conversion price of all notes would be $10.00 per share (as adjusted for stock splits, stock dividends, combinations or the like affecting the Common Stock).

On December 23, 2015, March 31, 2016 and April 11, 2016, Mr. Pappajohn purchased three 2015 Notes for $250,000 each pursuant to the abovementioned Second Amended Note & Warrant Purchase Agreement. Additionally, in connection with the Second Amended Note & Warrant Purchase Agreement, Mr. Pappajohn was issued Warrants to purchase an aggregate of 75,000 shares of Common Stock at $10.00 per share, consisting of three Note Warrants to purchase in aggregate a total of 75,000 shares of Common Stock, and an Extension Warrant to purchase 30,000 shares of Common Stock.

On May 13, 2016, and June 27, 2016, Mr. Pappajohn gifted in aggregate 32,692 of his shares of Common Stock to 12 outside parties including family and friends. The transfer of these shares was completed on September 16, 2016.

On July 21, 2016 and August 9, 2016, Mr. Pappajohn purchased two additional 2015 Notes, for $250,000 and $100,000 respectively, and was issued a Note Warrants to purchase in aggregate 35,000 shares of Common Stock.

On September 19, 2016, the Company exercised its Mandatory Conversion option under the abovementioned Second Omnibus Amendment, and on September 21, 2016 caused the conversion of all of Mr. Pappajohn's Notes in an aggregate principal amount of $1,400,000, with accrued interest thereon of $52,486.98, at a conversion price of $5.00 per share of common stock and the cancellation of all Warrants held by Mr. Pappajohn.

On November 30, 2016, Mr. Pappajohn purchased, pursuant to a Subscription Agreement, 32,000 shares of Common Stock at $6.25 per share for an aggregate total of $200,000, which were the gross proceeds to the Company.

Transactions with Robert J. Follman, Director

The Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (the "Follman Trust"), of which Robert J. Follman is a trustee, made multiple investments pursuant to a series of subscription agreements all of which were the result of private placements of unregistered stock at $50.00 per share. All individual transactions were in tranches of $100,000 for the purchase of 2,000 shares and the Company received gross cash proceeds of $100,000 on each occasion. These transactions occurred on the following dates: August 16 and September 11 of 2013 and January 17, February 14 and July 8 of 2014. In aggregate the Follman Trust has purchased 10,000 shares at $50.00 per share for $500,000 gross cash proceeds to the Company.

On March 17, 2015, September 15, 2015, and April 7, 2016 the Follman Trust purchased Notes for $100,000, $150,000 and $200,000 respectively. Pursuant to the Omnibus Amendment, these Notes were convertible into shares of Common Stock at $10.00 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million or (ii) voluntarily, within 15 days prior to maturity. On December 23, 2015, in connection with the Second Amended Note & Warrant Purchase Agreement, the Follman Trust was issued an Extension Warrant to purchase 25,000 shares of Common Stock at $10.00 per share.

On August 10, 2016, the Follman Trust purchased a Note for $100,000 and was issued a Note Warrant to purchase 10,000 shares of Common Stock at $10.00 per share.

On September 19, 2016, the Company exercised its Mandatory Conversion option under the abovementioned Second Omnibus Amendment, and on September 21, 2016 caused the conversion of all of Mr. Follman's Notes in an aggregate principal amount of $550,000, with accrued interest thereon of $20,366.10, at a conversion price of $5.00 per share of common stock and the cancellation of all Warrants held by Mr. Follman.

Transaction with Robin L. Smith, Chairman

On September 14, 2015, Dr. Smith, our Chairman of the Board, purchased a Note for $60,000. Pursuant to the Omnibus Amendment, such Notes are convertible into shares of Common Stock at $10.00 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million, or (ii) voluntarily, within 15 days prior to maturity. On December 23, 2015, in connection with the Second Amended Note & Warrant Purchase Agreement, Dr. Smith was issued an Extension Warrant to purchase 6,000 shares of Common Stock at $10.00 per share.

On April 21, 2016, Dr. Smith purchased a Note for $40,000 pursuant to the Second Amended Note & Warrant Purchase Agreement, and was issued a Note Warrant to purchase 4,000 shares of Common Stock at $10.00 per share.

On September 19, 2016, the Company exercised its Mandatory Conversion option under the abovementioned Second Omnibus Amendment, and on September 21, 2016 caused the conversion of all of Dr. Smith's Notes in an aggregate principal amount of $100,000, with accrued interest thereon of $3,879.18, at a conversion price of $5.00 per share of common stock and the cancellation of all Warrants held by Dr. Smith.

On November 30, 2016, Dr. Smith purchased, pursuant to a Subscription Agreement, 16,000 shares of Common Stock at $6.25 per share for an aggregate total of $100,000, which were the gross proceeds to the Company.

Transaction with Geoffrey E. Harris, Director and Chairman, Audit Committee

On February 23, 2016, Geoffrey E. Harris, purchased a Note for $10,000 pursuant to the Second Amended Note & Warrant Purchase Agreement and was issued a Note Warrant to purchase an aggregate of 1,000 shares of Common Stock at $10.00 per share.

On September 19, 2016, the Company exercised its Mandatory Conversion option under the abovementioned Second Omnibus Amendment, and on September 21, 2016 caused the conversion of all of Mr. Harris' Notes in an aggregate principal amount of $10,000, with accrued interest thereon of $286.30, at a conversion price of $5.00 per share of common stock and the cancellation of all Warrants held by Mr. Harris.

Transactions with George Carpenter, President and Chief Executive Officer

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates, an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. For the period from May 1, 2013 through to March 25, 2015, we had paid $280,000 to Decision Calculus Associates ("DCA"). For the period from March through July of 2015, DCA was not engaged by the Company. Effective August 2015 DCA has been re-engaged at a fee of $10,000 per month. From August 2015 through September 30, 2016, DCA has been paid $130,000 with a further $10,000 balance due in accounts payable.

On May 4, 2016, and on August 3, 2016, Mr. and Mrs. Carpenter, purchased two 2015 Notes for $50,000 each pursuant to the Second Amended Note & Warrant Purchase Agreement and were issued two Note Warrants to purchase an aggregate of 10,000 shares of Common Stock at $10.00 per share.

On September 19, 2016, the Company exercised its Mandatory Conversion option under the abovementioned Second Omnibus Amendment, and on September 21, 2016 caused the conversion of all of Mr. Carpenter's Notes in an aggregate principal amount of $100,000, with accrued interest thereon of $1267.12, at a conversion price of $5.00 per share of common stock and the cancellation of all Warrants held by Mr. Carpenter.

Transactions with Tierney Family Trust, Greater than 5% Stockholder

Mr. Tierney rejoined the Board as a Director on September 29, 2016. Previously, Mr. Tierney resigned from the Board on May 22, 2015, had served on the Board since February 2013, and had served as Chairman of the Board between March 2013 and the date of his resignation. Mr. Tierney is a trustee of the Thomas T. and Elizabeth C. Tierney Family Trust (the "Tierney Family Trust"), which is a greater than 5% stockholder.

On September 22, 2014, January 8, 2015, March 17, 2015, June 3, 2015 and July 3, 2015 the Tierney Family Trust purchased five Notes for $200,000, $100,000, $115,000, $100,000 and $25,000, respectively, for an aggregate total of $540,000. Pursuant to the Omnibus Amendment, all such Notes were convertible into shares of Common Stock at $10.00 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million, or (ii) voluntarily, within 15 days prior to maturity.

On December 23, 2015, in connection with the Second Amended and Restated Note & Warrant Purchase Agreement, the Tierney Family Trust was issued an Extension Warrant to purchase 54,000 shares of Common Stock at $10.00 per share.

On August 3, 2016, the Tierney Family Trust, purchased a Note for $100,000 pursuant to the Second Amended Note & Warrant Purchase Agreement and were issued a Note Warrant to purchase an aggregate of 10,000 shares of Common Stock at $10.00 per share.

On September 19, 2016, the Company exercised its Mandatory Conversion option under the abovementioned Second Omnibus Amendment, and on September 21, 2016 caused the conversion of all of the Tierney Family Trust's Notes in an aggregate principal amount of $640,000, with accrued interest thereon of $46,638.05, at a conversion price of $5.00 per share of common stock and the cancellation of all Warrants held by The Tierney Family Trust.

On November 30, 2016, The Tierney Family Trust purchased, pursuant to a Subscription Agreement, 32,000 shares of Common Stock at $6.25 per share for an aggregate total of $200,000, which were the gross proceeds to the Company.

Transactions with Mark and Jill Oman, Greater than 5% Stockholder

On September 22, 2014, Oman Ventures LLC, of which Mr. Oman, a greater than 5% stockholder, is the President, purchased a Note for $200,000. Pursuant to the Omnibus Amendment, such Notes were convertible into shares of Common Stock at $10.00 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million, or (ii) voluntarily, within 15 days prior to maturity.

Additionally, on December 23, 2015, in connection with the Second Amended and Restated Note & Warrant Purchase Agreement, Oman Ventures LLC was issued an Extension Warrant to purchase 20,000 shares of Common Stock at $10.00 per share. At this time Mr. and Mrs. Oman ceased being greater than 5% Stockholders.

On September 19, 2016, the Company exercised its Mandatory Conversion option under the abovementioned Second Omnibus Amendment, and on September 21, 2016 caused the conversion of all of Oman Ventures LLC's Notes in an aggregate principal amount of $200,000, with accrued interest thereon of $20,442.42 at a conversion price of $5.00 per share of common stock and the cancellation of all Warrants held by Oman Ventures LLC.

Transactions with RSJ PE, Greater than 5% Stockholder

Michal Votruba joined our Board on July 30, 2015. Mr. Votruba is a director of RSJ PE, which acted as the lead investor in the private placement financing of September 2014 Notes.

On September 26, 2014, and September 24, 2015, investor RSJ PE purchased two Notes for $750,000 and $350,000 respectively. Pursuant to the Omnibus Amendment, such Notes were convertible into shares of Common Stock at $10.00 per share: (i) automatically, upon the closing of a qualified offering of not less than $5 million, or (ii) voluntarily, within 15 days prior to maturity.

On December 28, 2015, RSJ PE purchased a December 2015 Note for $750,000 pursuant to the abovementioned Second Amended Note & Warrant Purchase Agreement. Additionally, in connection with the Second Amended Note & Warrant Purchase Agreement, RSJ PE was issued Warrants to purchase an aggregate of 185,000 shares of Common Stock at $10.00 per share, consisting of a Note Warrant to purchase 75,000 shares of Common Stock and an Extension Warrant to purchase 110,000 shares of Common Stock.

On August 9, 2016, RSJ PE purchased a Note for $250,000 pursuant to the Second Amended Note & Warrant Purchase Agreement and were issued a Note Warrant to purchase an aggregate of 25,000 shares of Common Stock at $10.00 per share.

On September 19, 2016, the Company exercised its Mandatory Conversion option under the abovementioned Second Omnibus Amendment, and on September 21, 2016 caused the conversion of all of RSJ PE's Notes in an aggregate principal amount of $2,100,000, with accrued interest thereon of $122,268.84, at a conversion price of $5.00 per share of common stock and the cancellation of all Warrants held by RSJ PE.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference to “Directors, Executive Officers and Corporate Governance — Board Composition, Committees and Director Independence.”

ITEM 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Anton & Chia, LLP, and Cacciamatta Accountancy Corporation prior to their merger, for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2016 and 2015 were $110,000 and $110,000, respectively.

Audit-Related Fees

Anton & Chia, LLP and Cacciamatta Accountancy Corporation prior to their merger, billed us $0 and $0 in fees for assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2016 and 2015, respectively.

Tax Fees

The aggregate fees billed by Anton & Chia, LLP, and Cacciamatta Accountancy Corporation prior to their merger, for professional services rendered for tax compliance, tax advice, and tax planning during our fiscal year ended September 30, 2015, was $9,000. For the fiscal year ended September 30, 2016, we used a non-audit related accounting firm for tax compliance, tax advice, and tax planning services.

All Other Fees

None.

Audit Committee Policies and Procedures

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. During each of the fiscal years ended September 30, 2015 and 2014, respectively, our Audit Committee pre-approved 100% of the audit services as described above.

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

Date: December 22, 2016

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

Signature	Title	Date

/s/George Carpenter	Chief Executive Officer	December 22, 2016
George Carpenter	(Principal Executive Officer)

/s/Paul Buck	Chief Financial Officer	December 22, 2016
Paul Buck	(Principal Financial Officer and Principal Accounting Officer)

/s/Robin Smith MD	Chairman of the Board	December 22, 2016
Robin Smith MD

/s/John Pappajohn	Director	December 22, 2016
John Pappajohn

/s/Thomas Tierney	Director	December 22, 2016
Thomas Tierney

/s/Robert Follman	Director	December 22, 2016
Robert Follman

/s/Geoffrey Harris	Director	December 22, 2016
Geoffrey Harris

/s/Michal Votruba	Director	December 22, 2016
Michal Votruba

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Strativation, Inc., CNS Merger Corporation and CNS Response, Inc. dated as of January 16, 2007. Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2007 (File No. 000-26285).

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Strativation, Inc., CNS Merger Corporation, and CNS Response, Inc. dated as of February 28, 2007. Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2007 (File No. 000-26285).

3.1*	Certificate of Incorporation, as amended.

3.2	Bylaws. Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2012.

4.1†	Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2010.

4.2†	Amended and Restated 2012 Omnibus Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 6, 2016 (File No. 000-26285).

4.3	Sample Stock Certificate. Incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-173934) filed on April 25, 2012.

4.4*	Form of Restricted Share Agreement under the MYnd Analytics, Inc. Amended and Restated 2012 Omnibus Incentive Compensation Plan.

4.5*	Form of ISO Stock Option Award Certificate under the MYnd Analytics, Inc. Amended and Restated 2012 Omnibus Incentive Compensation Plan.

4.6*	Form of NQSO Stock Option Award Certificate under the MYnd Analytics, Inc. Amended and Restated 2012 Omnibus Incentive Compensation Plan.

10.1†	Employment Agreement by and between the Registrant and George Carpenter dated October 1, 2007. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2007 (File No. 000-26285).

10.2	Stock Purchase Agreement by and among Colorado CNS Response, Inc., Neuro-Therapy, P.C. and Daniel A. Hoffman, M.D. dated January 11, 2008. Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on January 13, 2009.

10.3†	Employment Agreement by and between the Registrant and Paul Buck effective as of February 18, 2010. Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed on July 6, 2010.

10.4	Form of Placement Agent Warrant issued to Monarch Capital Group, LLC. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on October 27, 2010 (File No. 000-26285).

10.5	Form of Agreement to Amend Placement Agent Warrants, dated as of June 3, 2011, between the Registrant and the holders of the Placement Agent Warrants issued pursuant to the September 30, 2010 and January 19, 2011 engagement agreements between the Registrant and Monarch Capital Group LLC and the April 15, 2011 engagement agreement between the Registrant and Antaeus Capital, Inc. Incorporated by reference to Exhibit 10.51 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2011.

10.6	Form of Agreement to Amend Warrants issued to staff members of Equity Dynamics for consulting and support services, dated as of June 8, 2011. Incorporated by reference to Exhibit 10.52 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2011.

10.7	Form of Amendment to Stock Option Agreement. Incorporated by reference to Exhibit 10.53 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2011.

10.8	Form of Employment Compensation Forfeiture and Exchange Agreement entered into as of December 16, 2013 by and among the Company and its senior employees. Incorporated by reference to Exhibit 10.86 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2014.

10.9	Form of Note Purchase Agreement. Incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2014.

10.10	Form of Security Agreement. Incorporated by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2014.

10.11	Form of Registration Rights Agreement made as of September 22, 2014, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2014.

10.12	Form of Secured Convertible Promissory Note. Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2014.

10.13	Form of Termination Agreement by and between the Company and Equity Dynamics, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2015.

10.14	Form of Termination Agreement by and between the Company and SAIL Capital Partners. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 30, 2015.

10.15	Form of Director and Officer Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2015.

10.16	Form of Amended and Restated Note Purchase Agreement. Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on January 5, 2016.

10.17	Form of Omnibus Amendment to Amended and Restated Note Purchase Agreement. Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on January 5, 2016.

10.18	Form of Second Amended and Restated Note and Warrant Purchase Agreement. Incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q filed on February 17, 2016.

10.19	Form of Amended and Restated Secured Convertible Promissory Note. Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q filed on February 17, 2016.

10.20	Form of Warrant to Purchase Shares. Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on February 17, 2016.

10.21	Form of Amended and Restated Security Agreement. Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q filed on February 17, 2016.

10.22	Form of Amended and Restated Registration Rights Agreement. Incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q filed on February 17, 2016.

10.23*	Amendment No. 1 to the Second Amended and Restated Note and Warrant Purchase Agreement.

10.24*	Settlement Agreement and Mutual General Release, dated as of August 8, 2016, among the Company, Leonard J. Brandt and Brandt Ventures, GP.

10.25	Second Omnibus Amendment. Incorporated by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 8-K filed on September 21, 2016.

10.26	Form of Subscription Agreement (common stock), made as of November 30, 2016, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 6, 2016.

10.27	Common Stock Purchase Agreement, dated December 6, 2016, by and between MYnd Analytics, Inc. and Aspire Capital Fund, LLC. Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 6, 2016.

10.28	Registration Rights Agreement, dated December 6, 2016, by and between MYnd Analytics, Inc. and Aspire Capital Fund, LLC. Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 6, 2016.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page of this Annual Report)

31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements and footnotes from the MYnd Analytics, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL):

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Management compensatory plan, contract or arrangement.