Form 10-Q
period 2016-12-31
MYnd Analytics, Inc.
filed 2017-02-14
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

As of February 14, 2017, the issuer had 2,300,561 shares of common stock, par value $0.001 per share, issued and outstanding.

MYnd Analytics, Inc.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended December 31,
	2016	2015
REVENUES
Neurometric Services	$22,200	$24,700

OPERATING EXPENSES
Cost of neurometric service revenues	3,700	1,200
Research	31,600	22,700
Product development	295,300	123,400
Sales and marketing	105,700	123,200
General and administrative	1,021,800	378,900

Total operating expenses	1,458,100	649,400

OPERATING LOSS	(1,435,900)	(624,700)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,500)	(700)
Financing expenses	(23,600)	(499,500)
Loss on extinguishment of debt	-	(2,337,400)
Gain on derivative liabilities	-	11,300
Total other income (expense)	(26,100)	(2,826,300)
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,462,000)	(3,451,000)
Provision for income taxes	1,800	300
NET LOSS	(1,463,800)	(3,451,300)
BASIC AND DILUTED NET LOSS PER SHARE
From operations	$(0.70)	$(6.74)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	2,101,061	512,087

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited as of	Audited as of
	December 31	September 30
	2016	2016
ASSETS
CURRENT ASSETS:
Cash	$1,048,400	$318,200
Accounts receivable (net of allowance for doubtful accounts of $1,200 and $1,200 as of December 31, 2016, and September 30, 2016, respectively)	3,200	5,100
Prepaid insurance	24,800	59,800
Prepaid common stock	1,272,500	808,000
Prepaid other assets	17,400	18,800
Total current assets	2,366,300	1,209,900
Furniture and equipment, net	10,400	9,500
Intangible assets	81,900	87,100
Other assets	13,600	13,600
TOTAL ASSETS	$2,472,200	$1,320,100

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable (including $15,000 and $10,000 to related parties as of December 31, 2016, and September 30, 2016, respectively)	$521,600	$426,600
Accrued liabilities	71,900	64,900
Accrued compensation	530,900	509,400
Accrued compensation – related parties	453,500	436,200
Deferred revenue - grant funds	45,900	45,900
Current portion of note payable	57,100	56,300
Current portion of capital lease	1,200	1,200
Total current liabilities	1,682,100	1,540,500

LONG-TERM LIABILITIES
Long term portion of note payable	16,900	31,400
Long term portion of capital lease	4,400	4,700
Total long-term liabilities	21,300	36,100
TOTAL LIABILITIES	1,703,400	1,576,600
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 500,000,000 shares and issued and outstanding 2,261,061 shares and 1,941,061 shares as of December 31, 2016 and September 30, 2016, respectively	2,300	1,900
Additional paid-in capital	70,764,100	68,275,400
Accumulated deficit	(69,997,600)	(68,533,800)
Total stockholders’ equity (deficit)	768,800	(256,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,472,200	$1,320,100

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended December 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(1,463,800)	$(3,451,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,000	1,400
Gain on derivative liability valuation	-	(11,300)
Stock based compensation	281,100	39,900
Loss on extinguishment of debt	-	2,337,400
Financing expenses	-	499,500
Changes in operating assets and liabilities:
Accounts receivable	1,900	8,000
Prepaids and other	36,400	26,900
Accounts payable and accrued liabilities	88,300	(63,800)
Amort of grant of common stock	243,500	-
Deferred compensation	38,800	5,800
Net cash used in operating activities	(765,800)	(607,500)
INVESTING ACTIVITES:
Purchase of fixed assets	(1,600)	-
Intangible assets	(2,100)	-
Net cash used in investing activities	(3,700)	-
FINANCING ACTIVITIES:
Repayment of a capital lease	(300)	(800)
Net proceeds from sale of common stock	1,500,000	-
Net proceeds from issuance of secured convertible debt	-	1,000,000
Net cash provided by financing activities	1,499,700	999,200
NET INCREASE IN CASH	730,200	391,700
CASH- BEGINNING OF THE QUARTER	318,200	432,100
CASH- END OF THE QUARTER	$1,048,400	$823,800
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,500	$800
Income taxes	$1,800	$300
Non-cash financing activity
Issuance of commitment shares pursuant to the Aspire Purchase Agreement	708,000	-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2016 (Audited)	1,941,061	$1,900	$68,275,400	$(68,533,800)	$(256,500)
Stock-based compensation	—	—	281,100	—	281,100
Stock issued for private placement of shares	240,000	300	1,499,700	—	1,500,000
Commitment shares issued to Aspire Capital pursuant to Purchase Agreement	80,000	100	707,900	—	708,000
Net loss	—	—	—	(1,463,800)	(1,463,800)
Balance at December 31, 2016	2,261,061	$2,300	$70,764,100	$(69,997,600)	$768,800

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Special Note Regarding Reverse Stock-split

UNLESS OTHERWISE INDICATED, ALL STOCK-BASED AMOUNTS APPEARING IN THIS QUARTERLY REPORT (INCLUDING HISTORICAL AMOUNTS) HAVE BEEN ADJUSTED TO GIVE EFFECT TO THE 1-FOR-200 REVERSE STOCK-SPLIT EFFECTED SEPTEMBER 21, 2016.

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

The Company is a predictive analytics company that has developed a decision support tool to help physicians reduce trial and error treatment in mental health and provide more personalized care to patients. The Company provides objective clinical decision support to healthcare providers for the personalized treatment of behavioral disorders, including depression, anxiety, bipolar disorder, post-traumatic stress disorder (“PTSD”) and other non-psychotic disorders. The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to a range of medications prescribed for the treatment of behavioral disorders. We will continue to be focused on military personnel and their family members who are suffering from depression, PTSD and mild traumatic brain injury (“mTBI”) through the military and veterans, and Canadian Armed Forces, expand commercially though the payer and self-insured markets, multi-physician and multi-practice provider groups as well as direct to consumer sales and seek to expand our data base in younger adults and adolescents.

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

On September 20, 2016, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Amendment”) to (i) effect a 1-for-200 reverse stock-split (“reverse split”) of its common stock, par value $0.001 per share (the “Common Stock”), effective at 8:00 a.m. Eastern Time on September 21, 2016 (the “Effective Time”). Because the Amendment did not reduce the number of authorized shares of Common Stock, the effect of the Amendment was to increase the number of shares of Common Stock available for issuance relative to the number of shares issued and outstanding.

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

The Aspire Capital Equity Line

On December 6, 2016, the Company, entered into a common stock Purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the "Registration Rights Agreement"), pursuant to which the Company maintains an effective registration statement registering the sale of the shares of Common Stock that have and may be issued to Aspire under the Purchase Agreement. Under the Purchase Agreement, on any trading day selected by the Company on which the closing sale price of its Common Stock is equal to or greater than $0.50 per share, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of Common Stock per business day, up to $10.0 million of the Company’s common stock in the aggregate at a per share purchase price equal to the lesser of:

a)	the lowest sale price of Common Stock on the purchase date; or
b)	the arithmetic average of the three (3) lowest closing sale prices for Common Stock during the twelve (12) consecutive trading days ending on the trading day immediately preceding the purchase date.

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

Given the Company’s access to $10 million under the Aspire Purchase Agreement, the Company believes that it will have sufficient cash for its operations, capital equipment purchases, accounts payable and accruals for over a year. However, if the Company is not able to access capital under the Aspire Purchase Agreement for any reason, or from other sources including revenue, strategic partnerships or investors, it will be required to identify other sources of capital to maintain its operations. Our risk factors are described under the heading "Risk Factors" in Part I Item 1A and elsewhere in our Annual Report on Form 10-K and in other reports we file with the SEC.

Liquidity

As the Company seeks to expand and fund operations and begin commercialization of its product, the Company plans to incur expenses of approximately $5.75 million over the next twelve months. The budget estimate is subject to many variables, some of which are outside of the control of the Company and accordingly, may change.

If we are unable to generate enough working capital from our current financing agreement with Aspire Capital when needed or to secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending, which may include a reduction in our operations, pilot programs and commercialization efforts. These events could prevent us from successfully executing our operating plan

Recent Private Placements

Between September 30, 2016, and December 29, 2016, the Company sold and issued an aggregate of 240,000 shares of its Common Stock, at a per share price of $6.25, in private placements to 11 accredited investors, for which it received gross cash proceeds of $1,500,000. Three of the 11 accredited investors were affiliates of the Company and represented 40% of such cash proceeds.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and are in accordance with accounting principles generally accepted in the United States of America.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, an inactive parent company, and its wholly owned operating subsidiaries CNS California and NTC, which is a dormant company. There were no intercompany transactions to be eliminated on consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, doubtful accounts, furniture and equipment, intangible assets, income taxes, valuation of equity instruments, accrued liabilities, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At December 31, 2016 cash exceeds the federally insured limit by $798,400.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2016, the Company did not have any derivative financial instruments.

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

The Company adopted ASC 820-10 on January 1, 2008. ASC 820-10 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. As at December 31, 2016, the Company did not identify any assets or liabilities that required presentation on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection which as of December 31, 2016 and September 30, 2016 are $1,200 and $1,200 respectively.

Furniture and Equipment

Furniture and Equipment, which are recorded at cost, consist of office furniture, equipment and purchased intellectual property which are depreciated, or amortized in the case of the intellectual property, over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be between three and ten years.  Depreciation and amortization on furniture and equipment, intellectual property and intangible assets for the three months ended December 31, 2016 and 2015 was $8,000 and $1,400 respectively.  Accumulated depreciation and amortization at December 31, 2016 and 2015 was $84,900 and $84,000, respectively.

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the three months ended December 31, 2016 and 2015.

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

Intangible Assets

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheet. Capitalized software development costs are amortized over three years. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At December 31, 2016, the Company had $80,500 in capitalized software development costs. The Company started amortizing the software over its estimated economic life once it was placed into service in September 2016. For the three month ended December 31, 2016, the capitalized software amortization expense was $6,700.

On November 23, 2011, the Company acquired intellectual property in the form of transcranial magnetic stimulation (TMS) biomarkers at a cost of $21,200 which was recorded at cost and is being amortized over its estimated useful life of 10 years on a straight-line basis. Amortization for the three months ended December 31, 2016 and 2015 was $500 for both periods.  Accumulated depreciation on the intellectual property at was $10,800 and $8,700 at December 31, 2016 and 2015 respectively.

Accounts Payable

Accounts payable consists of trade payables of which $284,600 and $483,900 are for legal services at December 31, 2016 and 2015 respectively.

Accrued Compensation

Accrued compensation consists of accrued vacation pay, accrued bonuses granted by the Board but not paid, and accrued pay due to current and former staff members. The balance includes $140,400 accrued for two managers and $203,500 accrued for two officers who voluntarily deferred the cash portion of their salaries to help the Company conserve funds from February 2015 through July 2015. Accrued compensation also includes an accrual of $250,000 for a tax gross-up on stock awarded to the Chairman of the Company.

Deferred Revenue

Deferred revenue represents revenue collected but not earned as of December 31, 2016 or 2015. This represents a philanthropic grant for the payment of PEER Reports ordered in a clinical trial for a member of the U.S. Military, a veteran or their family members, the cost of which is not covered by other sources. These deferred revenue grant funds total $45,900 for the periods ending December 31, 2016 and 2015.

Revenues

The Company recognizes revenue on services, being the delivery of PEER Reports to medical providers, in accordance with the Financial Accounting Standards Board (“FASB”) ASC No. 605, “Revenue Recognition.”  In all cases, revenue is recognized when we have persuasive evidence of an arrangement, a determinable fee, when collection is considered to be reasonably assured and the services have been delivered.

Research and Development Expenses

The Company charges all research and development expenses to operations as incurred.

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the three months ended December 31, 2016 and 2015 advertising expenses were $0 and $48,400 respectively.

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

Comprehensive Income (Loss)

ASC 220-10 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the three months ended December 31, 2016 and 2015.

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

3.	STOCKHOLDERS’ EQUITY

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

As of December 31, 2016, the Company is authorized to issue 515,000,000 shares of stock, of which 500,000,000 are Common Stock; the remaining 15,000,000 shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board is expressly authorized to issue without stockholder approval, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

As of December 31, 2016, 2,261,061 shares of Common Stock were issued and outstanding. No shares of preferred stock were issued or outstanding.

On January 15, 2016, the Company engaged Dian Griesel International (DGI) for a 12 month long consulting agreement to provide public and investor relations services. The fee for the services was $5,000 per month, plus out-of-pocket expenses. As an origination fee for the agreement, the Board approved the issuance of 1,500 shares of common stock to Ms. Griesel on January 15, 2016. The aggregate value of these shares on the date of grant was $6,900. The agreement with DGI was cancelled in May, 2016.

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

Also on April 5, 2016, the Board granted 5,000 shares of Common Stock to each of the two officers of the Company, George Carpenter, CEO and Paul Buck CFO. The shares vest as follows: 50% vested on the date of grant and the remaining 50% vest pro rata over twelve months starting on the date of grant. These shares were valued at $5.10 per share, the closing price of the shares on the date of grant, and were valued in aggregate at $51,000. 50% of the value was expensed on the date of grant and remaining 50%, $25,500, was booked as a prepaid expense and is being amortized evenly over the twelve month vesting period. At December 31, 2016, $19,100 had been amortized leaving $6,400 as a prepaid expense.

Conversion of Notes and Cancellation of Warrants

On September 19, 2016, the Company entered into the Second Omnibus Amendment (the "Second Omnibus Amendment"), with a majority of over 80% of the holders of certain Convertible Notes issued between September 2014 and August 2016 in aggregate principal amount of $6,000,000 (the “Notes”), thereby amending: (i) the Notes, (ii) that certain Second Amended and Restated Note and Warrant Purchase Agreement dated as of December 23, 2015, as thereafter amended and (iii) the warrants ("Warrants") issued in connection with the Notes. Pursuant to the Second Omnibus Amendment, the Company had the option, exercisable at any time after September 1, 2016, to mandatorily convert all Notes into shares of the Company's common stock at $5.00 per share. The Company exercised its mandatory conversion right on September 19, 2016 and, on September 21, 2016, (i) converted the entire outstanding $6,000,000 principal balance of the Notes, plus accrued interest of $317,000 thereon, into an aggregate of 1,263,406 shares of the Company's common stock at a conversion price of $5.00 per share, and (ii) cancelled all Warrants (for details refer to Note 3. The Convertible Debt and Equity Financing of Form 10-K filed with the SEC on December 22, 2016).

Private Placement of Common Stock

On November 30, 2016, the Company sold and issued an aggregate of 160,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to six accredited investors, for which it received gross cash proceeds to the Company of $1,000,000. Three of the six accredited investors are affiliates of the Company, and represented 50% of the cash proceeds as follows: Dr. Robin Smith, our Chairman of the Board purchased 16,000 shares for $100,000; John Pappajohn, a member of the Board, purchased 32,000 shares for $200,000; and the Tierney Family Trust, of which our Board member, Thomas Tierney is a trustee, purchased 32,000 shares for $200,000.

On December 21, 2016, the Company sold and issued an additional 48,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to four accredited investors, for which it received gross cash proceeds to the Company of $300,000.

On December 29, 2016, the Company sold and issued an additional 32,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to two accredited investors, resulting in gross cash proceeds to the Company of $200,000, in which one investor, John Pappajohn, a member of the Board, purchased 16,000 shares for $100,000.

These private placements were made pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D thereunder.

The Aspire Capital Equity Line of Credit

On December 6, 2016, the Company, entered into a common stock Purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of the Company’s common stock. See Note 1, Nature of Operations—“Aspire Capital Equity Line”, for additional detail.

The issuance of the Commitment Shares and all other shares of common stock that may be issued from time to time to Aspire Capital under the Purchase Agreement are exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Stock-Option Plans

2006 Stock Incentive Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the Board. A total of 3,339 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of December 31, 2016, 355 options were exercised and there were 2,199 options and 31 restricted shares outstanding under the amended 2006 Plan with a residual 754 shares which will not be issued as the 2006 Plan has been frozen. The outstanding options have exercise prices to purchase shares of Common Stock ranging from $2,400 to $6,540 with an average exercise price of $4,090.

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

On September 22, 2016 the Board amended the 2012 Plan to: (i) increase the total number of shares of Common Stock available for grant under the 2012 Plan from 200,000 shares to an aggregate of 500,000 shares, (ii) add an "evergreen" provision which, on January 1st of each year through 2022, automatically increases the number of shares subject to the 2012 Plan by the lesser of: (a) a number equal to 10% of the shares of Common Stock authorized under the 2012 Plan as of the preceding December 31st, or (b) an amount, or no amount, as determined by the Board, but in no event may the number of shares of Common Stock authorized under the 2012 Plan exceed 885,781 and (iii) increase the annual individual award limits under the 2012 Plan to 100,000 shares of Common Stock, subject to adjustment in accordance with the 2012 Plan. These amendments to the 2012 Plan were approved by our stockholders at the Annual Meeting held on November 1, 2016.

On April 5, 2016, the Board granted options to purchase 7,250 shares of Common Stock under the 2012 Plan to staff members and options to purchase 1,000 shares of Common Stock to our consultant, DCA. These options vest pro-rata over 12 months starting on the date of grant and have an exercise price of $5.10 per share, which was the closing price on the OTC.QB of the Company’s Common Stock on the date of grant.

On September 22, 2016, the Board granted options to purchase 144,000 shares of Common Stock under the 2012 Plan at an exercise price of $6.00 to certain directors and officers as follows:

•	our Chairman Dr. Smith was granted options to purchase 40,000 shares of Common Stock some of which vested as follows: (a) 20% vested on the date of grant, (b) 20% vested upon receiving CMS approval to bill Medicare, (c) 20% vested upon signing a multi-practitioner group to use our PEER technology (d) 20% will vest upon signing a healthcare system to use our PEER technology, and (e) 20% will vest upon up-listing to an exchange in 1 year;

•	our CEO, George Carpenter, was granted options to purchase 32,000 shares of Common Stock some of which vested as follows: (a) 25% vested on the date of grant, (b) 25% vested on the date that we received CNS approval to bill Medicare, (c) 25% vested upon signing a multi-practitioner group to use our PEER technology, and (d) 25% will vest upon signing a healthcare system to use our PEER technology;

•	our CFO, Paul Buck, was granted options to purchase 32,000 shares of Common Stock some of which vested as follows: (a) 25% vested on the date of grant, (b) 25% vested on the date that we received CNS approval to bill Medicare, (c) 25% will vest upon signing a healthcare system to use our PEER technology and (d) 25% will vest upon up-listing to an exchange in 1 year;

•	two of our outgoing directors, Mr. McAdoo and Mr. Sassine, were each granted 20,000 fully vested options to purchase Common Stock.

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

The stock grants on September 22 and 29, 2016, which combined are valued in aggregate at $840,000 are being amortized over the 12-month period that directors are anticipated to serve until the next annual meeting. For the three months ended December 31, 2016, $280,000, representing four months of amortization, had been expensed leaving $560,000 as a prepaid expense.

On October 2, 2016, the Compensation Committee of the Board granted options to purchase 102,000 shares of the Company’s Common Stock under the 2012 Plan to staff members. These options vest pro-rata over 12 months starting on the date of grant. The grants of options to staff are valued $6.00 per share, which was the closing price on the OTC.QB of the Company’s Common Stock on the date of grant.

As of December 31, 2016, options to purchase 322,896 shares of Common Stock were outstanding under the 2012 Plan with exercise prices ranging from $5.10 to $600, with a weighted average exercise price of $9.13. Additionally, 143,750 restricted shares of Common Stock have been issued under the 2012 Plan, leaving 33,354 shares of Common Stock available to be awarded. Per the abovementioned “evergreen” provision, an additional 50,000 shares are automatically allocated for distribution under the 2012 Plan as of January 1, 2017.

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the year ended December 31, 2016 and 2015 is as follows:

	December 31
	2016	2015
Research	$6,600	$10,400
Product Development	97,400	9,200
Sales and marketing	22,500	9,100
General and administrative	154,600	11,200
Total	$281,100	$39,900

Total unrecognized compensation as of December 31, 2016 amounted to $474,300.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2016	223,120	$50.98
Granted	102,000	6.00
Exercised	-	-
Forfeited	(25)	1,800.00
Outstanding at December 31, 2016	325,095	$36.74

Following is a summary of the status of options outstanding at December 31, 2016:

Exercise Price ($)	Number of Shares	Expiration Date	Weighted Average Exercise Price ($)
2012 Omnibus Incentive Compensation Plan
$5.10	8,250	04/2026	$5.10
6.00	246,000	09/2026 – 10/2026	6.00
11.00	8,750	08/2025	11.00
9.44	43,978	12/2022 – 01/2023	9.44
50.00	13,577	03/2023 – 01/2025	50.00
52.00	2,125	07/2024	52.00
600.00	216	03/2022	600.00
Total 2012 Plan	322,896		$9.13
2006 Stock Incentive Plan
$2,400.00	144	03/2019 – 07/2020	$2,400.00
2,820.00	51	03/2021	2,820.00
3,060.00	7	09/2018	3,060.00
3,300.00	1,325	03/2020	3,300.00
4,800.00	24	12/2017	4,800.00
5,340.00	162	09/2017	5,340.00
5,760.00	61	04/2018	5,760.00
6,540.00	425	08/2017	6,540.00
Total 2006 Plan	2,199		$4090.26
Total options outstanding	325,095	Average	$36.74

Warrants to Purchase Common Stock

The warrant activity for the period starting October 1, 2016, through December 31, 2016, is described as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2016	7,160	$50.41
Granted	-	-
Exercised	-	-
Expired	(14)	200.00
Forfeited	-	-
Outstanding at December 31, 2016	7,146	$50.12

Following is a summary of the status of warrants outstanding at December 31, 2016:

Exercise Price		Number of Shares		Expiration Date	Weighted Average Exercise Price
	$9.44	191		03/2018	$9.44
	10.00	4,000	(1)	06/2021	10.00
	50.00	1,161		03/2017 – 07/2017	50.00
	55.00	1,620		06/2018 – 03/2019	55.00
	200.00	90		01/2017	200.00
	1,800.00	84		07/2017	1,800.00
$	Total	7,146			$50.12

(1)	On June 10, 2016, we issued two warrants, pursuant to a Finder’s Fee Agreement with Maxim Group LLC, to purchase in aggregate 4,000 shares of Common Stock following the introduction of an accredited investor who entered into a Second Amended Note and Warrant Purchase Agreement in the principal amount of $200,000. Each warrant is exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that is forty-five (45) days following the date on which the daily closing price of shares of the Company's Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company's Common Stock is traded or listed) exceeds $50.00 for at least ten (10) consecutive trading days. In connection therewith, the Company will promptly notify the Note Warrant holders in the event that the daily closing price of the Company's shares of Common Stock exceeds $50.00 for at least ten (10) consecutive trading days. Pursuant to the Finder’s Fee Agreement, Maxim was also paid $20,000 cash for their efforts.

At December 31, 2016, there were warrants outstanding to purchase 7,146 shares of the Company’s Common Stock. The exercise prices of the outstanding warrants range from $9.44 to $1,800 with a weighted average exercise price of $50.12. The warrants expire at various times starting 2017 through 2021.

4.	RELATED PARTY TRANSACTIONS

Notes: Conversion of Notes

Between September 22, 2014, and August 16, 2016, the Company raised an aggregate principal amount of $6.0 million in Notes, which along with of $317,000 of interest thereon, were converted on September 21, 2016 into 1,263,406 shares of Common Stock at $5.00 per share. Of the $6.0 million of Notes sold by the Company, $5.3 million were purchased by directors, an officer and greater than 5% shareholders of the Company and converted into shares as follows.

		Principal Investment in Convertible Notes	Interest Earned At conversion	Shares Issued on conversion
RSJ PE	(1)	$ 2,100,000	122,200	444,454
John Pappajohn	(2)	1,600,000	52,500	290,498
Tierney Family Trust	(3)	640,000	46,600	137,328
Follman Family Trust	(4)	550,000	20,400	114,074
Robin Smith MD	(5)	100,000	3,900	20,776
Geoffrey Harris	(6)	10,000	300	2,058
George Carpenter	(7)	100,000	1,300	20,254
Oman Ventures	(8)	200,000	20,400	44,089
		$ 5,300,000	267,600	1,073,531

(1)	RSJ PE is a greater than 5% shareholder. Michal Votruba, a Director for Life Sciences for the RSJ/Gradus Fund, joined our Board on July 30, 2015.
(2)	John Pappajohn is a member of the Board. He purchased $1,600,000 of Notes of which $200,000 were assigned to four accredited investors on September 6, 2015. Approximately $10,400 of the total interest was attributable to such transferred Notes, resulting in an aggregate of 42,084 shares being issued upon the conversion of such transferred Notes.
(3)	Thomas Tierney is a trustee of the Tierney Family Trust. Mr. Tierney originally joined the Board on February 25, 2013 and served as Chairman of the Board from March 26, 2013 through his resignation on May 22, 2015. On September 29, 2016 Mr. Tierney rejoined the Board. The Tierney Family Trust is a greater than 5% shareholder of the Company.
(4)	Robert Follman is a trustee of the Follman Family Trust and is a member of the Board.
(5)	Dr. Robin Smith is the Chairman of the Board.
(6)	Geoffrey Harris is a member of the Board and Chairman of the Audit Committee.
(7)	George Carpenter is the CEO of the Company.
(8)	Mark & Jill Oman are the beneficial owners of Oman Ventures and were greater than 5% shareholders of the Company.

Cancellation of Warrants

In connection with the issuance of Notes, the Company also issued Warrants to the purchasers of the Notes, including the affiliates referenced above under "—Notes; Conversion of Notes". Upon conversion of the Notes on September 21, 2016, the Company also cancelled all Warrants issued in connection with such Notes. See Note 3, Stockholders Equity—Common and Preferred Stock— Conversion of Notes and Cancellation of Warrants", for additional detail.

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

On November 30, 2016 and December 29, 2016, the Company sold and issued in aggregate 48,000 shares of its Common Stock, at a per share price of $6.25, in private placements to Mr. Pappajohn, who purchased common stock for $200,000 and $100,000 respectively resulting in gross cash proceeds to the Company of $300,000.

Transactions with George Carpenter, President and Chief Executive Officer

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates, an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. Effective August 2015, DCA was engaged at a fee of $10,000 per month. From August 2015 through December 31, 2016, DCA has been paid $155,000 with a further $15,000 balance due in accounts payable. The Decision Calculus Associates contract was not renewed for 2017.

Transactions with Tierney Family Trust, Greater than 5% Stockholder

Mr. Tierney rejoined the Board as a Director on September 29, 2016. Mr. Tierney is a trustee of the Thomas T. and Elizabeth C. Tierney Family Trust (the "Tierney Family Trust"), which is a greater than 5% stockholder.

On November 30, 2016, the Company sold and issued 32,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to the Tierney Family Trust, resulting in gross cash proceeds to the Company of $200,000.

Transactions with Robin Smith MD, Chairman of the Board

On November 30, 2016, the Company sold and issued a 16,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to Dr. Smith resulting in gross cash proceeds to the Company of $100,000.

5.	LOSS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three-month periods ended December 31, 2016 and 2015, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three-month periods ended December 31, 2016 and 2015 is as follows:

	Three months ended December 31,
	2016	2015
Net Loss for computation of basic and diluted net loss per share:
Net loss	$(1,463,800)	$(3,451,300)
Basic and Diluted net loss per share:
Basic net loss per share	$(0.70)	$(6.74)

Basic and Diluted weighted average shares outstanding	2,101,061	512,087

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	-	315,982
Warrants	7,155	34,227
Options	325,103	71,150

6.	COMMITMENTS AND CONTINGENT LIABILITIES

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

Lease Commitments

The Company’s Headquarters and Neurometric Services business is located at 26522 La Alameda, Suite 290, Mission Viejo, CA 92691, which is 2,290 sqft in size. The lease period commenced on February 1, 2016 and terminates on January 31, 2018. The rent for the first four months was $2,290 per month, which is abated by 50%; for months 5 through 12 the rent increased to $4,580 per month and for the final 12 months the rent will increase by 5% to $4,809 per month.

On February 2, 2016, we signed a 23.5 month lease for 1,092 sqft of office space to house our EEG testing center. The premises are located at 25201 Paseo De Alicia, Laguna Hills, CA 92653. The lease period commenced on February 15, 2016 and terminates on January 31, 2018. The rent for first half month of February was prorated at $928.20; for the next 11 months the rent was $1,856 per month, and for the remaining twelve months the rent will increase by 3% to $1,911 per month. The landlord abated the rent for March 2016 and will apply $1,911 of the security deposit on account against the base rent due for February 2017.

The Company incurred rent expense for operations of $18,200 and $12,200 for the three months ended December 31, 2016 and 2015, respectively.

On January 20, 2016, we entered into a financial lease to acquire a Canon Copier costing $6,700.  The term of the lease is 60 months ending January 2021 with a monthly payment of $135. As of December 31, 2016 the remaining principal lease obligation is $5,600, of which $1,200 is due in fiscal 2017, $1,400 is due per year for the years 2018-2020; and $200 due in 2021.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating Lease Obligations	$87,100	$80,400	$6,700	-	-
Capital Lease Obligations	5,600	1,200	4,200	200	-
Total	$92,700	$81,600	$10,900	200	-

7.	SUBSEQUENT EVENTS

Events subsequent to December 31, 2016 have been evaluated through the date that these financial statements were issued in order to determine whether any events should be disclosed to keep the financial statements from being misleading. The following events have occurred since December 31, 2016.

Private Placement of Common Stock

On February 10, 2017, the Company sold and issued an aggregate of 32,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to an accredited investor, for which it received gross cash proceeds of $200,000. The investor, John Pappajohn, is a member of the Company's Board.

The private placement was made pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D thereunder.

The Aspire Capital Equity Line

 On December 6, 2016, the Company, entered into the Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $10.0 million of shares of Common Stock over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into the Registration Rights Agreement, pursuant to which the Company maintains an effective registration statement registering the sale of the shares of Common Stock that have been and may be issued to Aspire Capital under the Purchase Agreement. Such registration statement, registering 1,320,000 shares was filed with the SEC and declared effective on February 10, 2016. With this effective registration statement, the Company may now sell Common Stock to Aspire Capital and draw down on the $10.0 million equity line. See Note 1, Nature of Operations—“Aspire Capital Equity Line”, for additional detail. The Company is subject to additional risks. Our risk factors are described under the heading "Risk Factors" in Part I Item 1A and elsewhere in our Annual Report on Form 10-K and in other reports we file with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three months ended December 31, 2016 and 2015, and our Annual Report on Form 10-K for the year ended September 30, 2016, filed with the U.S. Securities and Exchange Commission on December 22, 2016.

Forward-Looking Statements

This discussion summarizes the significant factors affecting the unaudited condensed consolidated operating results, financial condition and liquidity and cash flows of MYnd Analytics, Inc. (“we,” “us,” “our,” or the “Company”) for the three months ended December 31, 2016 and 2015. Except for historical information, the matters discussed in this management’s discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Overview

MYnd Analytics, Inc. (the “Company”), is a predictive analytics company that has developed a decision support tool to help physicians reduce trial and error treatment in mental health and provide more personalized care to patients. The Company provides objective clinical decision support to healthcare providers for the personalized treatment of behavioral disorders, including depression, anxiety, bipolar disorder, post-traumatic stress disorder (“PTSD”) and other non-psychotic disorders. The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to a range of medications prescribed for the treatment of behavioral disorders. We will continue to be focused on military personnel and their family members who are suffering from depression, PTSD and mild traumatic brain injury (“mTBI”) through the military and veterans, and Canadian Armed Forces, expand commercially though the payer and self-insured markets, multi-physician and multi-practice provider groups as well as direct to consumer sales and seek to expand our data base in younger adults and adolescents.

Working Capital

If we are unable to pay our obligations as they become due, and we are in arrears on paying certain of our creditors, and if we are not able to access our below-mentioned Aspire Capital Equity Line (see Private Placements) or raise additional funds within the next two to three months, or find additional sources of funds and/or reach accommodations with certain of our creditors, we will likely be required to cease our operations.

Since our inception, we have never been profitable and we have generated significant net losses. As of December 31, 2016, we had an accumulated deficit of approximately $70.0 million; at our fiscal year ended September 30, 2016, our accumulated deficit was $68.3 and as of December 31, 2015, we had an accumulated deficit of approximately $66.0 million. We incurred operating losses of $1.4 million and $0.6 million for the three-month periods ended December 31, 2016 and 2015, respectively, and incurred net losses of $1.5 million and $3.5 million for those respective periods. Large, non-cash, accounting transactions significantly impacted the net losses for the 2015 quarter.

For the quarter ended December 31, 2015, our net loss was exacerbated by other non-cash expense charges in the aggregate amount of $2.8 million, largely as a result of accounting for finance expenses and the extinguishment of debt resulting from the amendment of the conversion terms of our convertible notes payable. For the present quarter ended December 31, 2016, other expenses were a more moderate at $26,100, being largely non-cash financing expenses.

Assuming we are able to continue our operations, we expect our net losses to continue for at least the next 18 to 24 months. We anticipate that a substantial portion of any capital resources and efforts would be focused on conducting our clinical trials, the scale-up of our commercial sales organization, further research, product development and other general corporate purposes, including accrued but unpaid expenses. We also anticipate that some future research and development projects would be funded by grants or third-party sponsorship, along with funding by the Company.

As of December 31, 2016, our current assets of approximately $2.37 million exceeded our current liabilities of approximately $1.68 million by approximately $0.69 million. Whereas, at December 31, 2015, our current liabilities of $1.64 million exceeded our current assets of $0.91 million by $0.73 million, and at our fiscal year end, September 31, 2016, our current liabilities of $1.54 million also exceeded our current assets of $1.21 million by $0.33 million.  During three-month period ended December 31, 2016, we raised gross cash proceeds of $1.5 million from private placements of Common Stock at $6.25 per share. In addition, from December 31, 2016 through the date of this filing, we raised an additional $200,000 from a private placement of Common Stock at $6.25 per share. For details of these financings see "―Private Placement Transactions―Private Placement of Common Stock" below.

On December 6, 2016, the Company, entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. For details of the Purchase Agreement financing see "―Private Placement Transactions―The Aspire Capital Equity Line” below.

If we are unable to generate enough working capital from our current financing agreement with Aspire Capital when needed or to secure additional sources of funding, including revenue, strategic partnerships or investors, it may be necessary to significantly reduce our current rate of spending, which may include a reduction in our operations, pilot programs and commercialization efforts. These events could prevent us from successfully executing our operating plan.

We will need additional funding to conduct our planned clinical trials and to conduct marketing campaigns to significantly increase the demand for our PEER Online services. We are actively exploring additional sources of capital. However, we cannot offer assurances that additional funding will be available on acceptable terms, or at all. Even if we were to raise additional funds, any additional equity funding may result in significant dilution to existing stockholders, and, if we incur additional debt financing, a substantial additional portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting the funds available for our business activities. If adequate funds are not available, it will likely force us to cease operations or would otherwise have a material adverse effect on our business, financial condition and/or results of operations.

Private Placement Transactions

Private Placement & Conversion of Convertible Notes; Cancellation of Warrants

On September 19, 2016, the Company entered into the Second Omnibus Amendment (the "Second Omnibus Amendment"), with a majority of over 80% of the holders of certain Convertible Notes issued between September 22, 2014 and August 16, 2016 in the aggregate principal amount of $6,000,000 (the “Notes”), thereby amending: (i) the Notes, (ii) that certain Second Amended and Restated Note and Warrant Purchase Agreement dated as of December 23, 2015, as thereafter amended and (iii) the warrants ("Warrants") issued in connection with the Notes. Pursuant to the Second Omnibus Amendment, the Company had the option, exercisable at any time after September 1, 2016, to mandatorily convert all Notes into shares of Common Stock at $5.00 per share. The Company exercised its mandatory conversion right on September 19, 2016 and, on September 21, 2016, (i) converted the entire outstanding $6,000,000 principal balance of the Notes, plus accrued interest of $317,000 thereon, into an aggregate of 1,263,406 shares of the Company's common stock at a conversion price of $5.00 per share, and (ii) cancelled all Warrants. Of the $6.0 million Convertible Notes sold by the Company, $5.3 million were purchased by directors, an officer and greater than 5% shareholders of the Company.

Private Placement of Common Stock

On November 30, 2016, the Company sold and issued an aggregate of 160,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to six accredited investors, for which it received gross cash proceeds of $1,000,000. Three of the six accredited investors were affiliates and represented 50% of the cash proceeds as follows: Dr. Robin Smith, our Chairman of the Board purchased 16,000 shares for $100,000; John Pappajohn, a member of the Board, purchased 32,000 shares for $200,000; and the Tierney Family Trust, of which our Board member, Thomas Tierney is a trustee, purchased 32,000 shares for $200,000. In connection with this private placement, certain investors (comprised of our executive officers, current and certain former directors) agreed to a 180-day “lock-up”, commencing on November 30, 2016, with respect to shares of Common Stock and other of our securities that they beneficially own, including securities that are convertible into shares of Common Stock and securities that are exchangeable or exercisable for shares of Common Stock. As a result, subject to certain exceptions, for a period of 180 days following November 30, 2016, such persons may not offer, sell, pledge or otherwise dispose of these securities without the Company's prior written consent.

On December 21, 2016, and on December 29, 2016, the Company sold and issued an aggregate 80,000 shares of its Common Stock, at a per share price of $6.25, in private placements to a total of six accredited investors, consisting of one an affiliate and five investors who were new to the Company. The Company received gross cash proceeds of $500,000. The affiliate investor was Mr. Pappajohn, a member of the Board, who purchased 16,000 shares for $100,000.

On February 10, 2017, the Company sold and issued an additional 32,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to an accredited investor, Mr. Pappajohn, a member of the Company’s Board, who purchased shares for $200,000, representing the aggregate gross proceeds to the Company.

The Aspire Capital Equity Line

On December 6, 2016, the Company, entered into a common stock Purchase Agreement with Aspire Capital which is committed to purchase up to an aggregate of $10.0 million of shares of Common Stock over the 30-month term of the Purchase Agreement which began on February 10, 2017. Concurrent with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), pursuant to which the Company maintains an effective registration statement registering the sale of the shares of Common Stock that have been and may be issued to Aspire Capital under the Purchase Agreement.

Under the Purchase Agreement, upon the terms and subject to the conditions and limitations set forth therein, on any trading day selected by the Company on which the closing sale price of its Common Stock is equal to or greater than $0.50 per share, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of Common Stock per business day, up to $10.0 million of the Company’s common stock in the aggregate at a per share purchase price equal to the lesser of:

c)	the lowest sale price of Common Stock on the purchase date; or
d)	the arithmetic average of the three (3) lowest closing sale prices for Common Stock during the twelve (12) consecutive trading days ending on the trading day immediately preceding the purchase date.

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

At February 13, 2017, $10 million under the purchase agreement remains available for sale to Aspire Capital.

The issuance of the Commitment Shares and all other shares of Common Stock that may be issued from time to time to Aspire Capital under the Purchase Agreement are exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Capitalization

At our annual meeting of stockholders held on October 28, 2015 (the “2015 Stockholder Meeting”), our stockholders approved a proposal to amend the Company’s Certificate of Incorporation (the “Charter”) in order to increase the number of shares of Common Stock authorized for issuance under our Charter from 180,000,000 to 500,000,000.

Also at our 2015 Stockholder Meeting, our stockholders approved an amendment to amend the Charter for the purposes of effecting a reverse stock-split of our Common Stock at a later time and at any time until the next meeting of the Company’s stockholders which are entitled to vote on such actions, by a ratio of not less than 1-for-10 and not more than 1-for-200, and to authorize the Board of Directors (“Board”) to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock-split.

On August 24, 2016, the Board approved a 1-for-200 reverse stock-split which was effected on September 21, 2016. On September 19, 2016, pursuant to the Second Omnibus Amendment, the Company exercised a mandatory conversion right and, on September 21, 2016, (i) converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000 on all Notes into 1,263,406 shares of the Company's Common Stock at a conversion price of $5.00 per share and (ii) cancelled all 600,000 Warrants issued in connection with the Notes.

	Shares
Shares of Common Stock Authorized	500,000,000
Shares of Preferred stock Authorized (none issued and outstanding)	15,000,000
Total Authorized Shares	515,000,000

Shares of Common Stock Issued and Outstanding at December 31, 2016	2,261,061
Common Stock issuable upon the exercise of outstanding stock options at December 31, 2016	325,095	(1)
Common Stock issuable upon the exercise of outstanding warrants at December 31, 2016	7,146	(1)
Common Stock issued pursuant to an vendor agreement	7,500
Common Stock issued pursuant to a Subscription Agreement	32,000	(2)
Total securities outstanding and reserved for issuance at February 13, 2017	2,632,802

1) For more detail on the exercise prices and expiration dates of the options and warrants please refer to the “Stock Option Plans” and “Warrants to Purchase Common Stock” sections of Note 3. Stockholders’ Equity of the Unaudited Condensed Consolidated Financial Statements.

2) For more detail on the issuance of Common Stock pursuant to Subscription Agreements on February10, 2017, refer to Note 7. Subsequent Events of the Unaudited Condensed Consolidated Financial Statements.

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

Revenue Recognition

We have generated limited revenues since our inception. Revenues for our Neurometric Service product are recognized when a PEER Report is delivered to a Client-Physician. In cases where we bill insurance payers or Medicare/Medicaid, we only recognize revenues on the receipt of payment.

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

Results of Operations for the three months ended December 31, 2016 and 2015

Our operations consist solely of our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physicians/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three months ended
	December 31,
	2016	2015

Revenues	100%	100%
Cost of revenues	17	4
Gross profit	83	96
Research	142	92
Product development	1,330	500
Sales and marketing	476	499
General and administrative expenses	4,603	1,527
Operating loss	(6,468)	(2,522)
Other income (expense), net	(126)	(11,451)
Net loss	(6,594)%	(13,973)%

Revenues

	Three months ended		Percent
	December 31,		Change
	2016	2015
Neurometric Service Revenues	$22,200	$24,700	(10)%

The number total number of PEER Reports delivered for the three-month period ended December 31, 2016, was 58 reports compared to 65 for the same period in the prior year. The reduction was largely the result of the retirement of one of our highest utilizing physicians. Of the 58 reports delivered during the 2016 period, 41 reports were paid for by patients or by insurance payers for an average revenue of $504 per PEER Report, which also included any ancillary services such as the recording of the EEG and its conversion from an analog EEG to a digital QEEG (Quantitative EEG). For the same period in 2015, 60 reports were paid for by patients or an insurance payer for an average of $424 per PEER Report. The total number of free PEER Reports, processed were 17 and 5 reports for the respective quarters ended December 31, 2016 and 2015. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Three months ended		Percent
	December 31,		Change
	2016	2015
Neurometric Services	$3,700	$1,200	208%

The cost of Neurometric Services revenues consist of consulting costs, as follows:

	Three months ended
	December 31,
Key Expense Categories	2016	2015	Change
(1) Consulting fees	3,700	1,200	2,500
Total Costs of Revenues	$3,700	$1,200	$2,500

Consulting costs associated with the processing of second generation PEER Reports are between $10 and $100 per report. We expect the cost of revenues to decrease as a percentage of revenues as we improve our operating efficiency and increase the automation of certain processes.

Comparing the three months ended December 31, 2016 with the corresponding period in 2015:

(1)  Consulting fees increased for the quarter ended December 31, 2016 as we are using more consultants to process EEG readings for patients.

Research

	Three months ended		Percent
	December 31,		Change
	2016	2015
Neurometric Services	$31,600	$22,700	39%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees and other miscellaneous costs which were as follows:

	Three months ended
	December 31,
Key Expense Categories	2016	2015	Change
(1) Salary and benefit costs	$6,500	$10,400	$(3,900)
(2) Consulting fees	22,800	10,000	12,800
(3) Other miscellaneous costs	2,300	2,300	-
Total Research	$31,600	$22,700	$8,900

Comparing the three months ended December 31, 2016 with the corresponding period in 2015:

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation, were reduced during the 2016 period as some options were fully amortized during the period and therefore reduced the amortization expense load within 2016 period; and
(2)	Consulting costs increased in the current period as we have a new consulting agreement with our Medical Officer for the medical monitoring of the clinical trials, the training of clinical trial investigators and new PEER Online users. Additionally, our Medical Officer is also advising the Company on clinical trial design and product development. We had also entered into a consulting agreement with a second physician to help with the training of clinical trial investigators on the PEER Report so that they can participate in the SMART-MD trial, and in consulting with other physicians in the use and interpretation of the PEER Report; and
(3)	Other miscellaneous costs which for the 2016 and 2015 periods remained the same.

Product Development

	Three months ended		Percent
	December 31,		Change
	2016	2015
Neurometric Services	$295,300	$123,400	139%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, travel and miscellaneous costs which were as follows:

	Three months ended
	December 31,
Key Expense Categories	2016	2015	Change
(1) Salaries and benefit costs	$203,000	$106,100	$96,900
(2) Consulting fees	51,700	3,000	48,700
(3) System development costs	15,500	4,400	11,100
(4) Conference and travel costs	7,400	-	7,400
(4) Other miscellaneous costs	17,700	9,900	7,800
Total Product Development	$295,300	$123,400	$171,900

Comparing the three months ended December 31, 2016 with the corresponding period in 2015:

(1)	Salaries and benefits increased by a net $96,900 in the quarter ended December 31, 2016: $88,200 was related to stock-based compensation of new stock options which were granted in April 2016 and October 2016; the balance of $8,700 was largely related to a vacation expense adjustment. There was no change is employee salary; and

(2)	Consulting fees increased by $48,700 for the quarter ended December 31, 2016: the increase was due consulting resources used for the Canadian Armed Forces Study, the preparation of the SMART-MD clinical trial, and work associated with our quality systems. Consulting resources for the 2015 quarter were minimal due to the reduced level of activity at that time; and

(3)	System development and maintenance costs increased in the quarter ended December 31, 2016, as we used more time with our contract system programmers for system maintenance and the timing for general system enhancements; and

(4)	Conference and travel costs increased by $7,400 due to multiple trips by our personnel to Ottawa to work on the Canadian Armed Forces Trial and to initiate the SMART-MD trial with Carolina Partners; and

(5)	Other miscellaneous expenses increased by $7,800 in the quarter ended December 31, 2016, partly due to the renewal of the State of California Medical Device Manufacturing License and monthly web-hosting fees for our patient-reported-outcomes application which we developed.

Sales and Marketing

	Three months ended		Percent
	December 31,		Change
	2016	2015
Neurometric Services	$105,700	$123,200	(14)%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and miscellaneous expenses. The reason for the change in these expenses is discussed below.

	Three months ended
	December 31,
Key Expense Categories	2016	2015	Change
(1) Salaries and benefit costs	$48,900	$35,200	$13,700
(2) Consulting fees	45,200	33,100	12,100
(3) Advertising and marketing costs	-	48,400	(48,400)
(4) Other miscellaneous costs	11,600	6,500	5,100
Total Sales and marketing	$105,700	$123,200	$(17,500)

Comparing the three months ended December 31, 2016 with the corresponding period in 2015:

(1)	Salaries and benefits for the quarter ended December 31, 2016, increased by $13,700 largely as a result of the amortization of stock option grants issued to personnel in April 2016 and October 2016; and

(2)	Consulting fees for the quarter ended December 31, 2016, increased by $12,100 as we engaged a consulting firm to assist with the configuration of patient-lead automation technology. The balance of the expenditure is associated with our engagement of Decision Calculus Associates (“DCA”) to lead our marketing efforts. The DCA fees have remained consistent for the 2016 and 2015 periods; and

(3)	Advertising and marketing expenses ceased for the quarter ended December 31, 2016, as we put our social media advertising in the Southern California market on hold, pending getting a Standing Physicians order in place, which was completed following our entry into an agreement with Hooper Holmes Inc. Having this Standing Physicians order in place will greatly facilitate the processing of PEER Reports for patients who respond to our social media advertising and express an interest in getting a PEER Report; and

(4)	Miscellaneous expenditures increased for the quarter ended December 31, 2016, by approximately $4,500 as we subscribed for a lead-automation application to assist with the efficient handling of future leads generated by our social media advertising campaign.

General and administrative

	Three months ended		Percent
	December 31,		Change
	2016	2015
Neurometric Services	$1,021,800	$378,900	170%

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock-based compensation, legal fees, other professional and consulting fees, patent costs, investor relations expenses, general administrative and occupancy costs, dues and subscriptions, conference, travel and miscellaneous costs. The reason for the change in these expenses is discussed below.

	Three months ended
	December 31,
Key Expense Categories	2016	2015	Change
(1) Salaries and benefit costs	$528,400	$175,600	$352,800
(2) Legal fees	219,900	38,100	181,800
(3) Other professional and consulting fees	55,500	50,000	5,500
(4) Patent costs	14,000	7,000	7,000
(5) Marketing and investor relations costs	58,100	3,900	54,200
(6) Conference and travel costs	30,800	17,500	13,300
(7) Dues & subscriptions fees	32,900	23,500	9,400
(8) General administrative and occupancy costs	82,200	63,300	18,900
Total General and administrative costs	$1,021,800	$378,900	$642,900

Comparing the three months ended December 31, 2016 with the corresponding period in 2015:

(1)	Salaries and benefit expenses increased by $352,800 for the quarter ended December 31, 2016; $143,400 was related to the amortization of stock options granted in September 2016 and October 2016; $216,400 related to the amortization of Common Stock grants to Directors and Officers which are being amortized over a 12-month period; the remaining balance was due to a reduction in health insurance and payroll costs. All salaries remained identical for the two periods; and

(2)	Legal fees showed a net increase of $181,800 for the quarter ended December 31, 2016: of this increase $87,900 related to legal fees associated with our fund raising activities; $47,700 related to reverse stock split corporate action; $36,300 related to legal fees for the review of the Aspire Capital Equity Purchase Agreement; $6,000 related to SEC filing fees for two Registration Statements, and the balance was related to specialty healthcare legal advice; and

(3)	Other professional and consulting fees increased for the December 31, 2016 period by $5,500. The increase was largely due to the timing of bills related to our tax preparation and filing work; and
(4)	Patent costs increased by $7,000 due to the timing and volume of patent applications, maintenance costs, review of contracts with respect to the protection of intellectual property and work associated with new provisional patents; and

(5)	Marketing and investor relations costs increased by $54,200 of which $8,000 was for two months of service fees on a six-month contract for investor relations services and $45,000 was for the accrual of two months of shares to be issued at 2,500 shares per month according to said investor relations contract. We issued 7,500 shares, three-month’s worth, in January 2017; and

(6)	Conference and travel costs increased by $13,300 for the 2016 period of which $4,500 was to attend the LD Micro investor conference. The balance was due to increased travel by our CEO traveled for meetings with investors, healthcare payers and providers on the East Coast; and

(7)	Dues and subscription cost increased by $9,400 for 2016 period due to increased cost of the Salesforce applications, other web-based applications and an increase in listing fees on the OTC.QB platform; and

(8)	General administrative and occupancy expenses increased by $18,900 in the quarter ended December 31, 2016, largely due to printing costs associated with the annual meeting and amortization of our Patient Reported Outcomes application which was capitalized during development as an intangible asset and is now being amortized over a 36-month period.

Other Expenses

	Three months ended		Percent
	December 31,		Change
	2016	2015
Neurometric Services expense, net	$(26,100)	$(2,826,300)	(99)%

For the three months ended December 31, 2016 and 2015 net non-operating Other Expense for Neurometric Services, changed for the following reasons:

•	For the quarter ended December 31, 2016, we incurred finance fees of $23,600 related to the Aspire Capital Equity Purchase Agreement and $2,500 in cash interest charges. For the same quarter in 2015, we incurred non-cash interest charges totaling $499,500 of which $38,900 was accrued interest on our convertible promissory notes at 5% per annum; the balance of $460,600 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges; only $700 was for actual net interest paid in cash during the period; and

•	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the resultant change in fair value of non-hedging derivative instruments are to be recognized in current earnings. For the current 2016 quarter, no charges were incurred as we had no derivative liabilities during the period. For the 2015 quarter, we revalued our then existing derivative liabilities for the beneficial conversion feature of the convertible promissory notes which resulted in a net non-cash gain on derivative liabilities of $11,300; and

•	For the quarter ended December 31, 2015, we incurred a non-cash loss of $2,337,400 as a result of accounting for the extinguishment of debt. The debt extinguishment accounting was precipitated by the changes in the fair value of existing notes pursuant to the Amended Note & Warrant Purchase Agreement which extended the maturity date of the existing Notes and provided 100% warrant coverage of the shares underlying the Notes. No similar transaction occurred in the quarter ended December 31, 2016.

Net Loss

	Three months ended		Percent
	December 31,		Change
	2016	2015
Neurometric Services net loss	$(1,463,800)	$(3,451,300)	(58)%

The net loss for our Neurometric Services business of $1.5 million for the three months ended December 31, 2016, compared to the approximately $3.5 million loss in the prior year is primarily due to the large non-cash accounting charges in our Other Expenses category described directly above.

The Company’s operating loss of $1.4 million for the three months ended December 31, 2016, is an increase of $0.8 million from the $0.6 million loss in the prior year. This additional operating loss is due largely due to the amortization of grants of common stock and options to directors, officers and staff. Additionally, increased legal fees associated financing activities, including the Aspire Capital Equity Purchase Agreement and corporate actions including the stock reverse split and the annual meeting.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and not been profitable.  As of December 31, 2016, we had an accumulated deficit of approximately $70.0 million; at December 31, 2015, our accumulated deficit was approximately $66.0 million.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the next 18 to 24 months. Our management expects that with our proposed clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of December 31, 2016, we had $1.05 million in cash and cash equivalents and working capital of approximately $0.68 million. This is compared to our cash position of $0.82 million in cash and cash equivalents as of December 31, 2015, and a working capital deficit of $0.74 million. The improvement in our working capital is partly due an increase in prepaid assets associated with the issuances of stock, and partly due to our increased cash on hand.

The Company has been funded through multiple rounds of private placements primarily from members of our Board of Directors or their affiliates.  From September 22, 2014, through to August 11, 2016, we raised $6 million of Notes. On September 19, 2016, pursuant to the Second Omnibus Amendment, the Company exercised a mandatory conversion right and, on September 21, 2016, (i) converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000, on all Notes into 1,263,406 shares of the Company's Common Stock at a conversion price of $5.00 per share and (ii) cancelled all 600,000 Warrants issued in connection with the Notes.

On November 30, 2016, December 21 and 29 of 2016, the Company sold and issued an aggregate of 240,000 shares of its Common Stock, at a per share price of $6.25, in private placements to a total of 11 accredited investors, for which it received gross cash proceeds of $1,500,000. Three of the 11 accredited investors were affiliates who represented 40% of the cash proceeds as follows: Dr. Robin Smith, our Chairman of the Board purchased 16,000 shares for $100,000; John Pappajohn, a member of the Board, purchased 48,000 shares for $300,000; and the Tierney Family Trust of which our Board member, Thomas Tierney is a trustee, purchased 32,000 shares for $200,000.

On December 6, 2016, the Company, entered into a Common Stock Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Aspire's obligation to make purchases under the Purchase Agreement is subject to, among other things, the Company's Registration Statement on Form S-1 being declared effective by the SEC, which occurred on February 10, 2017.

On February 10, 2017, the Company sold and issued an aggregate of 32,000 shares of its Common Stock, at a per share price of $6.25, in a private placement pursuant to a Subscription Agreement to an accredited investor, for which it received gross cash proceeds of $200,000. The investor, John Pappajohn, is member of the Company's Board.

The Company has been funded through multiple rounds of private placements, primarily from members of our Board or our affiliates. For details please refer to Item 2. Private Placement Transactions and Notes 3, and 4 to the Unaudited Condensed Consolidated Financial Statements.

Working Capital, Operating Capital and Capital Expenditure Requirements

As of December 31, 2016, we had approximately $1.0 million in cash and $10 million remaining available for stock sales under the terms of the Purchase Agreement with Aspire Capital, compared to $0.3 million of cash as of September 30, 2016. We anticipate that future budget cash expenditures will be approximately $5.75 million over the next twelve months for commercialization of our product, pilot projects, clinical trials and general operations.

Alternatively, if we decide to pursue a more aggressive plan, we will require additional sources of equity capital during the next twelve months to meet our working capital requirements. This assessment is based on current estimates and assumptions regarding our programs and business needs. Actual working capital requirements could differ materially from this above working capital projection. We may explore strategic opportunities including partnerships, licensing and acquisitions of other entities, assets or products.

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. Our risk factors are described under the heading "Risk Factors" in Part I Item 1A and elsewhere in our Annual Report on Form 10-K and in other reports we file with the SEC.

Our continued operating losses and limited capital have raised substantial doubt about our ability to continue as a going concern. However, assuming the Company continues to be able to access up to $10 million through the sale of Common Stock to Aspire, upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement, and in accordance with the Company's future estimated expenses based on its anticipated operations, the Company believes it has the means to meet its current obligations as they become due and to pay its creditors. For more detail on the issuance of Common Stock to Aspire Capital, refer to Note 1. Nature of Operations of the Unaudited Condensed Consolidated Financial Statements.

We expect to continue to incur operating losses in the next 18 to 24 months. However, we anticipate that our cash on hand, cash generated through our operations and access to the abovementioned Aspire equity line will be sufficient to fund our operations for more than one year. Management believes that as long as it has the ability to meaningfully access the Aspire equity line, adequate funds will be available and sufficient to facilitate our ability to commercialize our PEER Report, grow our business, and improve the financial condition and/or results of operations.

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

If we are unable to generate enough working capital from our current financing agreement with Aspire Capital when needed or to secure additional sources of funding, including revenue, strategic partnerships or investors, it may be necessary to significantly reduce our current rate of spending, which may include a reduction in our operations, pilot programs and commercialization efforts. These events could prevent us from successfully executing our operating plan.

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

For details of these financings please see Note 3 and Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

On November 30, December 21 and December 29 of 2016, the Company sold and issued an aggregate of 240,000 shares of its Common Stock, at a per share price of $6.25, in private placements to a total of 11 accredited investors, for which it received gross cash proceeds of $1,500,000. Three of the 11 accredited investors were affiliates and represented 40% of the cash proceeds as follows: Dr. Robin Smith, our Chairman of the Board purchased 16,000 shares for $100,000; John Pappajohn, a member of the Board, purchased 48,000 shares for $300,000; and the Tierney Family Trust of which our Board member, Thomas Tierney is a trustee, purchased 32,000 shares for $200,000.

On December 6, 2016, the Company, entered into a Common Stock Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Aspire's obligation to make purchases under the Purchase Agreement is subject to, among other things, the Company's Registration Statement on Form S-1 related thereto being declared effective by the SEC, which occurred on February 10, 2017.

On February 10, 2017, the Company sold and issued an aggregate of 32,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to an accredited investor, for which it received gross cash proceeds of $200,000. The investor, John Pappajohn, is a member of the Board of the Company.

For details of these financings please see Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cash on hand as of February 13, 2017 is $820,000. As additional cash is needed for operations we may, from time to time, access the Aspire Capital equity line or raise funds through private placement transaction, whichever is more cost effective and available at the time.

Cash Flows

Net cash used in operating activities was $765,800 for the quarter ended December 31, 2016, compared to $607,500 for the same period in 2015.  Of the net $158,300 increase in cash used for operations between the two periods: in general net cash expenditures increased across the board including: consulting fees which increased by approximately $72,000, system maintenance and development increased by $18,000. These increases were partly offset by a reduction in advertising expenditures of $48,000. The balance of the difference, $116,000, was largely due to the pay-down of balances owed on legal fees and other payables.

During the quarter ended December 31, 2016, the Company spent $3,700 in the purchase of computer equipment and expenditure on our Patient Reported Outcomes app. During the same period in 2015 the Company had no investing activities.

Financing activities for the quarter ended December 31, 2016, consisted of $1.50 million in cash proceeds received from private placements of equity from 11 accredited investors, of which three are affiliated with the Company. For same period in 2015, financing activities were $1.00 million raised from the private placements of Notes from two affiliated investors of the Company.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.         Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our principal executive officer (PEO) and principal financial officer (PFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rule 13a-15, as of December 31, 2016, the end of the period covered by this report.  Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

To the knowledge of our management, including our PEO and PFO, there were none of the aforementioned deficiencies leading to a misstatement of our results of operations for the three months ended December 31, 2016, or statement of financial position as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

During the quarterly period ending December 31, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

PART II

OTHER INFORMATION

Item 1.         Legal Proceedings

The Company is not currently party to any legal proceedings, the adverse outcome of which, in the Company’s management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position.

Item 1A.      Risk Factors

There have been no material changes to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended September 30, 2016.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement Transactions

On November 30, December 21 and December 29 of 2016, the Company sold and issued an aggregate of 240,000 shares of its Common Stock, at a per share price of $6.25, in private placements to a total of 11 accredited investors, for which it received gross cash proceeds of $1,500,000. Three of the 11 accredited investors were affiliates and represented 40% of the cash proceeds as follows: Dr. Robin Smith, our Chairman of the Board purchased 16,000 shares for $100,000; John Pappajohn, a member of the Board, purchased 48,000 shares for $300,000; and the Tierney Family Trust of which our Board member, Thomas Tierney is a trustee, purchased 32,000 shares for $200,000.

Additionally, on February 10, 2017, the Company sold and issued an aggregate of 32,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to an accredited investor, for which it received gross cash proceeds of $200,000. The investor, John Pappajohn, is a member of the Board of the Company.

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

Item 5.        Other Information

On February 14, 2017, the Company's Chief Financial Officer and Secretary, Paul Buck, indicated to the Board of Directors of the Company, his intent to retire. Mr. Buck will be available to continue to provide services to the Company in the future.

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

MYnd Analytics, Inc.

Date: February 14, 2017		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer (Principal Executive Officer)

/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer (Principal Financial Officer)