Form 10-Q/A
period 2016-12-31
MYnd Analytics, Inc.
filed 2017-03-30
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) of MYnd Analytics, Inc. (the “Company”, "we" or "us") amends the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, filed with the Securities and Exchange Commission on February 14, 2017 (the “Original Form 10-Q”) to correct an accounting error in connection with certain shares of our common stock ("Common Stock") issued pursuant to a Common Stock Purchase Agreement (the "Purchase Agreement") that we entered into with Aspire Capital Fund LLC ("Aspire Capital") on December 6, 2016.

Restatement of Financial Statements relating to Classification of Commitment Shares

Upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $10 million of our shares of Common Stock over a period of approximately 30 months, at our sole discretion. In connection with the Purchase Agreement, we issued 80,000 shares of Common Stock to Aspire Capital as commitment shares (the "Commitment Shares"). We reported the issuance of the Commitment Shares in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 as a non-cash prepaid other asset on each of our condensed consolidated balance sheets, consolidated statement of cash flows and consolidated statements of stockholders’ equity, at their fair market value of $708,000, of which, $23,600 was amortized as an expense on the condensed consolidated statement of operations. However, the correct accounting treatment under ASC 340-10-S99-1/SAB Topic 5.A is to reflect the entire value of the issued Commitment Shares as offering costs netted against additional paid in capital as part of stockholders equity. As a result, we have restated our condensed consolidated statement of operations, consolidated balance sheets, consolidated statement of cash flows and consolidated statements of stockholders’ equity for the quarter ended December 31, 2016 to reclassify the value of the Commitment Shares and reverse the recorded amortization expense. The amended quarterly report on Form 10-Q/A for the quarter ended December 31, 2016 reflects the proper accounting treatment of the issuance of the Commitment Shares and the effect thereof on our accompanying condensed consolidated financial statements, notes to the condensed consolidated financial statements and management’s discussion and analysis. The incorrectly classified balance sheet item was non-cash in nature and our original report did not overstate available cash and cash equivalents nor did it understate our losses for the period.

As a result, the following items in the Original Form 10-Q filing have been amended:

•	Part I, Item 1. Financial Statements, Unaudited Condensed Consolidated Balance Sheet as of December 31, 2016;
•	Part I, Item 1. Financial Statements, Unaudited Condensed Consolidated Statements of Operations (unaudited);
•	Part I, Item 1. Financial Statements, Unaudited Condensed Consolidated Statements of Stockholders’ Equity (unaudited);
•	Part I, Item 1. Financial Statements, Unaudited Condensed Consolidated Statements of Cash Flows (unaudited);
•	Part I, Item 1. Financial Statements, Notes 1, 2 and 5 to the Unaudited Condensed Consolidated Financial Statements; and
•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as specifically noted above, this Form 10-Q/A does not modify or update the Original 10-Q or modify or update any related or other disclosures as originally filed, other than as required to reflect the effects of the amendment discussed above. Management has discussed these matters set forth above with the Company’s independent registered public accounting firm. On March 24, 2017, the Company’s Chief Financial Officer concluded that the financial statements and other financial data at and for the three months ended December 31, 2016, as reported in the Original Form 10-Q, should not be relied upon because of the error described above which has been corrected in the Amended Form 10-Q. The incorrectly classified balance sheet item was non-cash in nature and our original report did not overstate available cash and cash equivalents nor did it understate our losses for the period.

MYnd Analytics, Inc.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended December 31,
	2016	2015
REVENUES
Neurometric Services	$22,200	$24,700

OPERATING EXPENSES
Cost of neurometric service revenues	3,700	1,200
Research	31,600	22,700
Product development	295,300	123,400
Sales and marketing	105,700	123,200
General and administrative	1,021,800	378,900

Total operating expenses	1,458,100	649,400

OPERATING LOSS	(1,435,900)	(624,700)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,500)	(700)
Financing expenses	-	(499,500)
Loss on extinguishment of debt	-	(2,337,400)
Gain on derivative liabilities	-	11,300
Total other income (expense)	(2,500)	(2,826,300)
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,438,400)	(3,451,000)
Provision for income taxes	1,800	300
NET LOSS	(1,440,200)	(3,451,300)
BASIC AND DILUTED NET LOSS PER SHARE
From operations	$(0.69)	$(6.74)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	2,101,061	512,087

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited as of	Audited as of
	December 31	September 30
	2016	2016
ASSETS
CURRENT ASSETS:
Cash	$1,048,400	$318,200
Accounts receivable (net of allowance for doubtful accounts of $1,200 and $1,200 as of December 31, 2016, and September 30, 2016, respectively)	3,200	5,100
Prepaid insurance	24,800	59,800
Prepaid common stock	588,100	808,000
Prepaid other assets	17,400	18,800
Total current assets	1,681,900	1,209,900
Furniture and equipment, net	10,400	9,500
Intangible assets	81,900	87,100
Other assets	13,600	13,600
TOTAL ASSETS	$1,787,800	$1,320,100

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable (including $15,000 and $10,000 to related parties as of December 31, 2016, and September 30, 2016, respectively)	$521,600	$426,600
Accrued liabilities	71,900	64,900
Accrued compensation	530,900	509,400
Accrued compensation – related parties	453,500	436,200
Deferred revenue - grant funds	45,900	45,900
Current portion of note payable	57,100	56,300
Current portion of capital lease	1,200	1,200
Total current liabilities	1,682,100	1,540,500

LONG-TERM LIABILITIES
Long term portion of note payable	16,900	31,400
Long term portion of capital lease	4,400	4,700
Total long-term liabilities	21,300	36,100
TOTAL LIABILITIES	1,703,400	1,576,600
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 500,000,000 shares and issued and outstanding 2,261,061 shares and 1,941,061 shares as of December 31, 2016 and September 30, 2016, respectively	2,300	1,900
Additional paid-in capital	70,056,100	68,275,400
Accumulated deficit	(69,974,000)	(68,533,800)
Total stockholders’ equity (deficit)	84,400	(256,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,787,800	$1,320,100

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended December 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(1,440,200)	$(3,451,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,000	1,400
Gain on derivative liability valuation	-	(11,300)
Stock based compensation	281,100	39,900
Loss on extinguishment of debt	-	2,337,400
Financing expenses	-	499,500
Changes in operating assets and liabilities:
Accounts receivable	1,900	8,000
Prepaids and other	36,400	26,900
Accounts payable and accrued liabilities	88,300	(63,800)
Amort of grant of common stock	219,900	-
Deferred compensation	38,800	5,800
Net cash used in operating activities	(765,800)	(607,500)
INVESTING ACTIVITES:
Purchase of fixed assets	(1,600)	-
Intangible assets	(2,100)	-
Net cash used in investing activities	(3,700)	-
FINANCING ACTIVITIES:
Repayment of a capital lease	(300)	(800)
Net proceeds from sale of common stock	1,500,000	-
Net proceeds from issuance of secured convertible debt	-	1,000,000
Net cash provided by financing activities	1,499,700	999,200
NET INCREASE IN CASH	730,200	391,700
CASH- BEGINNING OF THE QUARTER	318,200	432,100
CASH- END OF THE QUARTER	$1,048,400	$823,800
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,500	$800
Income taxes	$1,800	$300

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2016 (Audited)	1,941,061	$1,900	$68,275,400	$(68,533,800)	$(256,500)
Stock-based compensation	—	—	281,100	—	281,100
Stock issued for private placement of shares	240,000	300	1,499,700	—	1,500,000
Commitment shares issued to Aspire Capital pursuant to Purchase Agreement	80,000	100	(100)	—	-
Net loss	—	—	—	(1,440,200)	(1,440,200)
Balance at December 31, 2016	2,261,061	$2,300	$70,056,100	$(69,974,000)	$84,400

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

The Aspire Capital Equity Transaction

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

The Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock is less than $0.50. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of Common Stock (the “Commitment Shares”) and these Commitment shares were accounted for as an offering cost. The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Purchase Agreement. Any proceeds from the Company receives under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

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

Long-Lived Assets

As required by ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ), the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the three months ended December 31, 2016 and 2015.

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

As a result of the implementation of certain provisions of ASC 740,  Income Taxes , which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company adopted the provisions of ASC 740 and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. Federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2011 through 2015 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2011 through 2015 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Conversion of Notes and Cancellation of Warrants

On September 19, 2016, the Company entered into the Second Omnibus Amendment (the "Second Omnibus Amendment"), with a majority of over 80% of the holders of certain Convertible Notes issued between September 2014 and August 2016 in aggregate principal amount of $6,000,000 (the “Notes”), thereby amending: (i) the Notes, (ii) that certain Second Amended and Restated Note and Warrant Purchase Agreement dated as of December 23, 2015, as thereafter amended and (iii) the warrants ("Warrants") issued in connection with the Notes. Pursuant to the Second Omnibus Amendment, the Company had the option, exercisable at any time after September 1, 2016, to mandatorily convert all Notes into shares of the Company's common stock at $5.00 per share. The Company exercised its mandatory conversion right on September 19, 2016 and, on September 21, 2016, (i) converted the entire outstanding $6,000,000 principal balance of the Notes, plus accrued interest of $317,000 thereon, into an aggregate of 1,263,406 shares of the Company's common stock at a conversion price of $5.00 per share, and (ii) cancelled all Warrants (for details refer to Note 3. The Convertible Debt and Equity Financing of Form 10-K filed with the SEC on December 22, 2016) .

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

The Aspire Capital Equity Transaction

On December 6, 2016, the Company, entered into a Common Stock Purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of the Company’s common stock. See Note 1, Nature of Operations—“Aspire Capital Equity Transaction”, for additional detail.

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

On September 22, 2016 the Board amended the 2012 Plan to: (i) increase the total number of shares of Common Stock available for grant under the 2012 Plan from 200,000 shares to an aggregate of 500,000 shares, (ii) add an "evergreen" provision which, on January 1 st of each year through 2022, automatically increases the number of shares subject to the 2012 Plan by the lesser of: (a) a number equal to 10% of the shares of Common Stock authorized under the 2012 Plan as of the preceding December 31 st , or (b) an amount, or no amount, as determined by the Board, but in no event may the number of shares of Common Stock authorized under the 2012 Plan exceed 885,781 and (iii) increase the annual individual award limits under the 2012 Plan to 100,000 shares of Common Stock, subject to adjustment in accordance with the 2012 Plan. These amendments to the 2012 Plan were approved by our stockholders at the Annual Meeting held on November 1, 2016.

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

		Principal Investment in Convertible Notes	Interest Earned At conversion	Shares Issued on conversion
RSJ PE	(1)	$2,100,000	122,200	444,454
John Pappajohn	(2)	1,600,000	52,500	290,498
Tierney Family Trust	(3)	640,000	46,600	137,328
Follman Family Trust	(4)	550,000	20,400	114,074
Robin Smith MD	(5)	100,000	3,900	20,776
Geoffrey Harris	(6)	10,000	300	2,058
George Carpenter	(7)	100,000	1,300	20,254
Oman Ventures	(8)	200,000	20,400	44,089
		$5,300,000	267,600	1,073,531

(1)	RSJ PE is a greater than 5% shareholder. Michal Votruba, a Director for Life Sciences for the RSJ/Gradus Fund, joined our Board on July 30, 2015.
(2)	John Pappajohn is a member of the Board. He purchased $1,600,000 of Notes of which $200,000 were assigned to four accredited investors on September 6, 2015. Approximately $10,400 of the total interest was attributable to such transferred Notes, resulting in an aggregate of 42,084 shares being issued upon the conversion of such transferred Notes.

(3)	Thomas Tierney is a trustee of the Tierney Family Trust. Mr. Tierney originally joined the Board on February 25, 2013 and served as Chairman of the Board from March 26, 2013 through his resignation on May 22, 2015. On September 29, 2016 Mr. Tierney rejoined the Board. The Tierney Family Trust is a greater than 5% shareholder of the Company.
(4)	Robert Follman is a trustee of the Follman Family Trust and is a member of the Board.
(5)	Dr. Robin Smith is the Chairman of the Board.
(6)	Geoffrey Harris is a member of the Board and Chairman of the Audit Committee.
(7)	George Carpenter is the CEO of the Company.
(8)	Mark & Jill Oman are the beneficial owners of Oman Ventures and were greater than 5% shareholders of the Company.

Cancellation of Warrants

In connection with the issuance of Notes, the Company also issued Warrants to the purchasers of the Notes, including the affiliates referenced above under "— Notes; Conversion of Notes ". Upon conversion of the Notes on September 21, 2016, the Company also cancelled all Warrants issued in connection with such Notes. See Note 3, Stockholders Equity—Common and Preferred Stock— Conversion of Notes and Cancellation of Warrants", for additional detail.

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

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three-month periods ended December 31, 2016 and 2015 is as follows:

	Three months ended December 31,
	2016	2015
Net Loss for computation of basic and diluted net loss per share:
Net loss	$(1,440,200)	$(3,451,300)
Basic and Diluted net loss per share:
Basic net loss per share	$(0.69)	$(6.74)

Basic and Diluted weighted average shares outstanding	2,101,061	512,087

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	-	315,982
Warrants	7,155	34,227
Options	325,103	71,150

6.	COMMITMENTS AND CONTINGENT LIABILITIES

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

The Aspire Capital Equity Transaction

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our inability to raise additional funds to support operations and capital expenditures;
•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;
•	our inability to successfully compete against existing and future competitors;
•	our inability to manage and maintain the growth of our business;
•	our inability to protect our intellectual property rights; and
•	other factors discussed under the headings “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year ended September 30, 2015 and this amended Quarterly Report on Form 10-Q/A.

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

Since our inception, we have never been profitable and we have generated significant net losses. As of December 31, 2016, we had an accumulated deficit of approximately $70.0 million; at our fiscal year ended September 30, 2016, our accumulated deficit was $68.3 and as of December 31, 2015, we had an accumulated deficit of approximately $66.0 million. We incurred operating losses of $1.4 million and $0.6 million for the three-month periods ended December 31, 2016 and 2015, respectively, and incurred net losses of $1.4 million and $3.5 million for those respective periods. Large, non-cash, accounting transactions significantly impacted the net losses for the 2015 quarter.

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

As of December 31, 2016, our current assets of approximately $1.68 million were equivalent to our current liabilities of approximately $1.68 million. Whereas, at December 31, 2015, our current liabilities of $1.64 million exceeded our current assets of $0.91 million by $0.73 million, and at our fiscal year end, September 31, 2016, our current liabilities of $1.54 million also exceeded our current assets of $1.21 million by $0.33 million.  During three-month period ended December 31, 2016, we raised gross cash proceeds of $1.5 million from private placements of Common Stock at $6.25 per share. In addition, from December 31, 2016 through the date of this filing, we raised an additional $200,000 from a private placement of Common Stock at $6.25 per share. For details of these financings see "― Private Placement Transactions―Private Placement of Common Stock Transaction" below.

On December 6, 2016, the Company, entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. For details of the Purchase Agreement financing see "― Private Placement Transactions―The Aspire Capital Equity Line ” below.

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

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three months ended
	December 31,
	2016	2015

Revenues	100%	100%
Cost of revenues	17	4
Gross profit	83	96
Research	142	92
Product development	1,330	500
Sales and marketing	476	499
General and administrative expenses	4,603	1,527
Operating loss	(6,468)	(2,522)
Other income (expense), net	(19)	(11,451)
Net loss	(6,487)%	(13,973)%

Revenues

	Three months ended		Percent
	December 31,		Change
	2016	2015
Neurometric Service Revenues	$22,200	$24,700	(10)%

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

(8)	General administrative and occupancy expenses increased by $18,900 in the quarter ended December 31, 2016, largely due to printing costs associated with the annual meeting and amortization of our Patient Reported Outcomes application which was capitalized during development as an intangible asset and is now being amortized over a 36-month period.

Other Expenses

	Three months ended		Percent
	December 31,		Change
	2016	2015
Neurometric Services expense, net	$(2,500)	$(2,826,300)	(0.1)%

For the three months ended December 31, 2016 and 2015 net non-operating Other Expense for Neurometric Services, changed for the following reasons:

•	For the quarter ended December 31, 2016, we incurred $2,500 in cash interest charges. For the same quarter in 2015, we incurred non-cash interest charges totaling $499,500 of which $38,900 was accrued interest on our convertible promissory notes at 5% per annum; the balance of $460,600 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges; only $700 was for actual net interest paid in cash during the period; and

•	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the resultant change in fair value of non-hedging derivative instruments are to be recognized in current earnings. For the current 2016 quarter, no charges were incurred as we had no derivative liabilities during the period. For the 2015 quarter, we revalued our then existing derivative liabilities for the beneficial conversion feature of the convertible promissory notes which resulted in a net non-cash gain on derivative liabilities of $11,300; and

•	For the quarter ended December 31, 2015, we incurred a non-cash loss of $2,337,400 as a result of accounting for the extinguishment of debt. The debt extinguishment accounting was precipitated by the changes in the fair value of existing notes pursuant to the Amended Note & Warrant Purchase Agreement which extended the maturity date of the existing Notes and provided 100% warrant coverage of the shares underlying the Notes. No similar transaction occurred in the quarter ended December 31, 2016.

Net Loss

	Three months ended		Percent
	December 31,		Change
	2016	2015
Neurometric Services net loss	$(1,440,200)	$(3,451,300)	(42)%

The net loss for our Neurometric Services business of $1.4 million for the three months ended December 31, 2016, compared to the approximately $3.5 million loss in the prior year is primarily due to the large non-cash accounting charges in our Other Expenses category described directly above.

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

Cash Flows

Net cash used in operating activities was $765,800 for the quarter ended December 31, 2016, compared to $607,500 for the same period in 2015.  Of the net $158,300 increase in cash used for operations between the two periods : in general net cash expenditures increased across the board including: consulting fees which increased by approximately $72,000, system maintenance and development increased by $18,000. These increases were partly offset by a reduction in advertising expenditures of $48,000. The balance of the difference, $116,000, was largely due to the pay-down of balances owed on legal fees and other payables.

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

MYnd Analytics, Inc.

Date: March 30, 2017		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer (Principal Executive Officer)

/s/ Paul Buck
	By:	Paul Buck
	Its:	Chief Financial Officer (Principal Financial Officer)