Form 10-Q
period 2017-03-31
MYnd Analytics, Inc.
filed 2017-05-15
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 15, 2017, the issuer had 2,534,061 shares of common stock, par value $0.001 per share, issued and outstanding.

MYnd Analytics, Inc.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
REVENUES
Neurometric Services	$31,900	$20,700	$54,100	$45,400

OPERATING EXPENSES
Cost of neurometric services revenue	3,800	1,400	7,600	2,700
Research	29,300	22,700	60,900	45,300
Product development	292,800	183,000	588,100	306,400
Sales and marketing	191,800	133,000	297,500	256,100
General and administrative	934,200	370,600	1,955,900	749,600

Total operating expenses	1,451,900	710,700	2,910,000	1,360,100

OPERATING LOSS	(1,420,000)	(690,000)	(2,855,900)	(1,314,700)

OTHER INCOME (EXPENSE):
Interest expense, net	(1,400)	(239,600)	(3,900)	(739,800)
Loss on extinguishment of debt	-	-	-	(2,337,400)
Gain on derivative liabilities	-	786,900	-	798,200
Total other income (expense)	(1,400)	547,300	(3,900)	(2,279,000)
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,421,400)	(142,700)	(2,859,800)	(3,593,700)
Provision for income taxes	30,600	-	32,400	300
NET LOSS	$(1,452,000)	$(142,700)	$(2,892,200)	$(3,594,000)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	$(0.61)	$(0.28)	$(1.29)	$(7.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	2,372,394	513,345	2,236,728	512,716

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	September 30, 2016
ASSETS
CURRENT ASSETS:
Cash	$1,754,400	$318,200
Accounts receivable, net	7,200	5,100
Prepaid insurance	104,300	59,800
Prepaid common stock	368,300	808,000
Prepaid other assets	17,300	18,800
Total current assets	2,251,500	1,209,900
Furniture and equipment, net	90,700	9,500
Intangible assets	76,200	87,100
Other assets	11,700	13,600
TOTAL ASSETS	$2,430,100	$1,320,100

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable (including $9,600 and $10,000 to related parties as of March 31, 2017, and September 30, 2016, respectively)	$720,000	$426,600
Accrued liabilities	116,000	64,900
Accrued compensation	519,900	509,400
Accrued compensation – related parties	436,200	436,200
Deferred revenue - grant funds	45,900	45,900
Current portion of note payable	58,000	56,300
Current portion of capital lease	1,200	1,200
Total current liabilities	1,897,200	1,540,500

LONG-TERM LIABILITIES
Long term portion of note payable	2,000	31,400
Long term portion of capital lease	4,100	4,700
Total long-term liabilities	6,100	36,100
TOTAL LIABILITIES	1,903,300	1,576,600
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 500,000,000 shares and issued and outstanding 2,528,061 shares and 1,941,061 shares as of March 31, 2017 and September 30, 2016, respectively	2,500	1,900
Additional paid-in capital	71,950,300	68,275,400
Accumulated deficit	(71,426,000)	(68,533,800)
Total stockholders’ equity (deficit)	526,800	(256,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,430,100	$1,320,100

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(2,892,200)	$(3,594,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,100	2,700
Gain on derivative liability valuation	-	(798,200)
Stock based compensation	462,700	70,900
Loss on extinguishment of debt	-	2,337,400
Financing expenses	-	738,600
Changes in operating assets and liabilities:
Accounts receivable	(2,100)	5,000
Prepaids and other	(43,000)	(66,300)
Accounts payable and accrued liabilities	316,800	(81,600)
Amortization of grant of common stock	526,200	6,900
Security deposits	1,900	(9,400)
Deferred compensation	10,500	48,100
Net cash used in operating activities	(1,601,100)	(1,339,900)
INVESTING ACTIVITES:
Purchase of fixed assets	(84,800)	(1,000)
Intangible assets	(3,600)	(9,000)
Net cash used in investing activities	(88,400)	(10,000)
FINANCING ACTIVITIES:
Repayment of a capital lease	(600)	(2,000)
Net proceeds from sale of common stock, private placement	2,981,300	-
Net proceeds from sale of common stock, purchase agreement	145,000	-
Net proceeds from issuance of secured convertible debt	-	1,360,000
Net cash provided by financing activities	3,125,700	1,358,000
NET INCREASE IN CASH	1,436,200	8,100
CASH- BEGINNING OF THE QUARTER	318,200	432,100
CASH- END OF THE QUARTER	$1,754,400	$440,200
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$200	$1,300
Income taxes	$32,400	$300

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2017

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2016 (Audited)	1,941,061	$1,900	$68,275,400	$(68,533,800)	$(256,500)
Stock-based compensation	—	—	462,700	—	462,700
Stock issued for private placement of shares	477,000	500	2,980,800	—	2,981,300
Stock issued for purchase agreement to Aspire Capital	20,000	—	145,000	—	145,000
Commitment shares issued to Aspire Capital pursuant to Purchase Agreement	80,000	100	(100)	—	—
Common Stock issued to Vendor	10,000	—	86,500	—	86,500
Net loss	—	—	—	(2,892,200)	(2,892,200)
Balance at March 31, 2017	2,528,061	$2,500	$71,950,300	$(71,426,000)	$526,800

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Organization and Nature of Operations

MYnd Analytics, Inc. (“MYnd,” “CNS,” “we,” “us,” “our,” or the “Company”), formerly known as CNS Response Inc., was incorporated in Delaware on March 20, 1987, under the name Age Research, Inc.  Prior to January 16, 2007, the Company (then called Strativation, Inc.) was a “shell company” with nominal assets and our sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.  On January 16, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CNS Response, Inc., a California corporation formed on January 11, 2000 (“CNS California”), and CNS Merger Corporation, a California corporation and the Company’s wholly-owned subsidiary (“MergerCo”) pursuant to which the Company agreed to acquire CNS California in a merger transaction wherein MergerCo would merge with and into CNS California, with CNS California being the surviving corporation (the “Merger”). On March 7, 2007, the Merger closed, CNS California became a wholly-owned subsidiary of the Company, and on the same date the corporate name was changed from Strativation, Inc. to CNS Response, Inc. At the annual meeting held on October 28, 2015, shareholders approved a change in our name from CNS Response, Inc. to MYnd Analytics, Inc. On November 2, 2015, the Company filed an amendment to its Certificate of Incorporation which, among other things, effected the name change to MYnd Analytics, Inc.

The Company is a predictive analytics company that has developed a decision support tool to help physicians reduce trial and error treatment in mental health and provide more personalized care to patients. The Company provides objective clinical decision support to healthcare providers for the personalized treatment of behavioral disorders, including depression, anxiety, bipolar disorder, post-traumatic stress disorder (“PTSD”) and other non-psychotic disorders. The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to a range of medications prescribed for the treatment of behavioral disorders. The Company continues to be focused on military personnel and their family members who are suffering from Depression, PTSD and other disorders through the military, Veterans Administration, and Canadian Forces. Commercial expansion is focused on payer and self-insured markets, provider direct sales to multi-physician and multi-practice provider groups, and patient direct referrals to these groups. The Company continues to expand its database, with a particular focus on younger adults and adolescents.

The Company acquired the Neuro-Therapy Clinic, Inc. (“NTC”) on January 15, 2008, to provide behavioral health care services.  NTC’s operations were discontinued effective September 30, 2012.

On September 21, 2016, the Company effected a 1-for-200 reverse stock-split (“reverse split”) of its common stock, par value $0.001 per share (the “Common Stock”),where every 200 shares of the Company’s Common Stock issued and outstanding immediately prior to the reverse-split were automatically combined into one share of Common Stock. Because the Amendment did not reduce the number of authorized shares of Common Stock, the effect of the Amendment was to increase the number of shares of Common Stock available for issuance relative to the number of shares issued and outstanding.

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

Given the Company’s access to approximately $9.9 million remaining under the Aspire Purchase Agreement, the Company believes that it will have sufficient cash for its operations, capital equipment purchases, accounts payable and accruals for over a year. However, if the Company is not able to access capital under the Aspire Purchase Agreement for any reason, or from other sources including revenue, strategic partnerships or investors, it will be required to identify other sources of capital to maintain its operations. Our risk factors are described under the heading "Risk Factors" in Part I Item 1A and elsewhere in our Annual Report on Form 10-K and in other reports we file with the SEC.

On February 23, 2017, Aspire Capital purchased 20,000 shares of Common Stock, at a per share price of $7.25, resulting in gross cash proceeds to the Company of $145,000.

Liquidity

As the Company seeks to expand and fund operations and begin commercialization of its product, the Company plans to incur expenses of approximately $5.93 million over the next twelve months. The budget estimate is subject to many variables, some of which are outside of the control of the Company and accordingly, may change.

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

Between September 30, 2016, and March 20, 2017, the Company sold and issued an aggregate of 477,000 shares of its Common Stock, at a per share price of $6.25, in private placements to 13 accredited investors, for which it received gross cash proceeds of $2,981,250. Five of the 13 accredited investors were affiliates of the Company and represented 70% of such cash proceeds.

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At March 31, 2017 cash exceeds the federally insured limit by $1,504,400.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2017, the Company did not have any derivative financial instruments.

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

The Company adopted ASC 820-10 on January 1, 2008. ASC 820-10 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. As at March 31, 2017, the Company did not identify any assets or liabilities that required presentation on the balance sheet at fair value in accordance with ASC 825-10.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection which as of March 31, 2017 and September 30, 2016 are $1,200 and $1,200 respectively.

Furniture and Equipment

Furniture and Equipment, which are recorded at cost, consist of office furniture, equipment and purchased intellectual property which are depreciated, or amortized in the case of the intellectual property, over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be between three and ten years.  Depreciation and amortization on furniture and equipment, intellectual property and intangible assets for the six months ended March 31, 2017 and 2016 was $18,100 and $2,700 respectively.  Accumulated depreciation and amortization at March 31, 2017 and 2016 was $95,100 and $74,900, respectively.

Long-Lived Assets

As required by ASC 350-30 the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the six- months ended March 31, 2017 and 2016.

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

Intangible Assets

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheet. Capitalized software development costs are amortized over three years. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At March 31, 2017, the Company had $82,000 in capitalized software development costs. The Company started amortizing the software over its estimated economic life once it was placed into service in September 2016. For the six month ended March 31, 2017, the capitalized software amortization expense was $13,400.

On November 23, 2011, the Company acquired intellectual property in the form of transcranial magnetic stimulation (TMS) biomarkers at a cost of $21,200 which was recorded at cost and is being amortized over its estimated useful life of 10 years on a straight-line basis. Amortization for the six months ended March 31, 2017 and 2016 was $1,100 for both periods.  Accumulated depreciation on the intellectual property at was $11,300 and $9,200 at March 31, 2017 and 2016 respectively.

Accounts Payable

Accounts payable consists of trade payables of which $401,700 and $405,700 are for legal services at March 31, 2017 and 2016 respectively.

Accrued Compensation

Accrued compensation consists of accrued vacation pay, accrued bonuses granted by the Board but not paid, and accrued pay due to current and former staff members. The balance includes $125,400 accrued for two managers and $186,200 accrued for two officers who voluntarily deferred the cash portion of their salaries to help the Company conserve funds from February 2015 through July 2015. Accrued compensation also includes an accrual of $250,000 for a tax gross-up on stock awarded to the Chairman of the Company.

Deferred Revenue

Deferred revenue represents revenue collected but not earned as of March 31, 2017 and 2016. This represents a philanthropic grant for the payment of PEER Reports ordered in a clinical trial for a member of the U.S. Military, a veteran or their family members, the cost of which is not covered by other sources. These deferred revenue grant funds total $45,900 for the periods ending March 31, 2017 and September 30, 2016.

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

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the six months ended March 31, 2017 and 2016 advertising expenses were $4,500 and $45,000 respectively.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company adopted the provisions of ASC 740 and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. Federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2012 through 2015 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2011 through 2015 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Comprehensive Income (Loss)

ASC 220-10 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the three months and six months ended March 31, 2017 and 2016.

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock.

Restatement of Prior Period

The condensed consolidated financial statements for the Company's fiscal quarter ending December 31, 2016 were restated to reflect: (i) the proper accounting treatment of the issuance of Commitment Shares with Aspire Capital as offering costs netted against additional paid in capital as part of stockholders equity and to reverse the associated amortization expense recorded therewith, and (ii) the effect thereof on the Company's accompanying condensed consolidated financial statements, notes to the condensed consolidated financial statements and management's discussion and analysis. The incorrectly classified balance sheet item was non-cash in nature and the Company's original report did not overstate available cash and cash equivalents nor did it understate its losses for the period. In connection therewith, on March 30, 2017, the Company filed with the SEC a report on Form 8-K reporting the restatement, as well as Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ending December 31, 2016.

Recent Accounting Pronouncements

Apart from the below-mentioned recent accounting pronouncements, there are no new accounting pronouncements that are currently applicable to the Company.

In December 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230). Restricted Cash. This update clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires a reconciliation of totals in the statement of cash flows to the related cash and cash equivalents and restricted cash captions in the balance sheet. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update removes Step 2 from the goodwill impairment test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, although early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

3.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

At the Company’s annual stockholders meeting held on October 28, 2015, (“2015 Stockholders Meeting”) stockholders approved an amendment to the Company’s Certificate of Incorporation (the “Charter”) to increase the number of shares of Common Stock authorized for issuance from 180,000,000 to 500,000,000 shares.

Also at the Company’s 2015 Stockholder Meeting, its stockholders approved an amendment to the Charter for the purposes of effecting a reverse Common Stock-split at a later time and at any time until the next meeting of the Company’s stockholders which are entitled to vote on such actions, by a ratio of not less than 1-for-10 and not more than 1-for-200, and to authorize the Board of Directors (“Board”) to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock-split. On August 24, 2016, the Board approved a 1-for-200 reverse stock-split which was effected on September 21, 2016.

On September 20, 2016, the Company announced that on September 21, 2016 it had filed a Certificate of Amendment to its Charter (the “Amendment”) to (i) effect a 1-for-200 reverse stock-split (“reverse split”) of its Common Stock, effective at 8:00 a.m. Eastern Time on September 21, 2016 (the “Effective Time”). Because the Amendment did not reduce the number of authorized shares of Common Stock, the effect of the Amendment was to increase the number of shares of Common Stock available for issuance relative to the number of shares issued and outstanding.

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

As of March 31, 2017, the Company is authorized to issue 515,000,000 shares of stock, of which 500,000,000 are Common Stock; the remaining 15,000,000 shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board is expressly authorized to issue without stockholder approval, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

As of March 31, 2017, 2,528,061 shares of Common Stock were issued and outstanding. No shares of preferred stock were issued or outstanding.

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

On April 5, 2016, the Board granted shares of Common Stock to Board members as follows: 5,000 shares to our Chairman, Dr. Smith, 2,500 shares to the Chairman of our Audit Committee, Mr. Harris and 1,250 shares to each of our remaining directors, Messrs. Pappajohn, Follman, McAdoo, Sassine and Votruba. Mr. Votruba’s shares are assigned to RSJ Investments SICAV a.s. (formerly RSJ Private Equity investiční fond s proměnným základním kapitálem) ("RSJ") RSJ PE, where Mr. Votruba is Director for Life Sciences for the RSJ/Gradus Fund. These shares, which are fully vested, were valued at $5.10 per share, the closing price of the shares on the day of grant, and were valued in aggregate at $70,100.

 Also on April 5, 2016, the Board granted 5,000 shares of Common Stock to each of the two officers of the Company, George Carpenter, CEO and Paul Buck, its former CFO. The shares vest as follows: 50% vested on the date of grant and the remaining 50% vest pro rata over twelve months starting on the date of grant. These shares were valued at $5.10 per share, the closing price of the shares on the date of grant, and were valued in aggregate at $51,000. 50% of the value was expensed on the date of grant and remaining 50%, $25,500, was booked as a prepaid expense and is being amortized evenly over the twelve month vesting period. At March 31, 2017 the prepaid is fully amortized.

On January 18, 2017, the Company engaged Consulting for Strategic Growth 1, Ltd (“CSG”) for a 6-month long consulting agreement to provide investor relations services. The monthly fee for the services was comprised of $4,000, reimbursement for out-of-pocket expenses, and an aggregate of 2,500 shares of Common Stock. On March 15, 2017, the contract with CSG was amended to waive two months of consulting fees, and to cap at the total number of shares of Common Stock payable thereunder at 10,000. The aggregate value of shares issued to CSG on the grant dates of January 18, 2017 and March 15, 2017 were 7,500 and 2,500 shares valued at $9.00 and $7.60 per share for a total of $67,500 and $19,000 respectively.

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

From February 10, 2017 through March 21, 2017, the Company sold and issued an additional 237,000 shares of its Common Stock, at a per share price of $6.25, in private placements to four affiliated and accredited investors, resulting in gross cash proceeds to the Company of $1,481,250. The affiliated investors were as follows: RSJ, purchased 160,000 shares for $1,000,000; John Pappajohn, a member of the Board, purchased 72,000 shares for $450,000; Geoffrey Harris is a member of the Board purchased 5,000 shares for $31,250. RSJ is a greater than 10% stockholder of the Company and Michal Votruba, who serves as a Director for Life Sciences at the RSJ/Gradus Fund, has served as a member of our Board since July 30, 2015. The subscription agreement between the Company and RSJ provided for the grant to RSJ by the Company of a right of first refusal through June 30, 2018, to license or to have distribution rights in Europe with respect to any of the Company’s technology and/or intellectual property.

These private placements were made pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D thereunder.

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

On February 23, 2017, pursuant to a purchase notice issued by the Company to Aspire Capital pursuant to the Purchase Agreement, Aspire Capital purchased 20,000 shares of Common Stock, at a per share price of $7.25, resulting in gross cash proceeds to the Company of $145,000.

The issuance of shares of common stock that may be issued from time to time to Aspire Capital under the Purchase Agreement are exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Stock-Option Plans

2006 Stock Incentive Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the Board. A total of 3,339 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of March 31, 2017, there were 2,199 options shares outstanding under the amended 2006 Plan with a residual 754 shares which will not be issued as the 2006 Plan t. The outstanding options have exercise prices to purchase shares of Common Stock ranging from $2,400 to $6,540 with an average exercise price of $4,090.

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

On September 22, 2016, the Board granted options to purchase 144,000 shares of Common Stock under the 2012 Plan at an exercise price of $6.00 to certain directors and officers as follows:

•     our Chairman Dr. Smith was granted options to purchase 40,000 shares of Common Stock a portion of which vest in accordance with the satisfaction of certain performance criteria;

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

•     our former CFO, Paul Buck, was granted options to purchase 32,000 shares of Common Stock some of which vested as follows: (a) 25% vested on the date of grant, (b) 25% vested on the date that we received CNS approval to bill Medicare, (c) 25% will vest upon signing a healthcare system to use our PEER technology and (d) 25% will vest upon up-listing to an exchange in 1 year;

•     two of our outgoing directors, Mr. McAdoo and Mr. Sassine, were each granted 20,000 fully vested options to purchase Common Stock, these options have an exercised period of 12 months from the date of issuance.

On September 22, 2016, pursuant to the 2012 Plan, the Board granted shares of Common Stock to Board members as follows: 40,000 shares to our Chairman, Dr. Smith, and 20,000 shares to each of our directors, Messrs. Pappajohn, Follman, Harris and Votruba. Mr. Votruba’s shares are assigned to RSJ. These shares, which are fully vested, were valued at $6.00 per share, the closing price of the shares on the day of grant, and were valued in aggregate at $720,000. Our outgoing directors, Mr. McAdoo and Mr. Sassine were offered stock, however, elected to each receive 20,000 fully vested options to purchase shares of Common Stock.

On September 29, 2016, pursuant to the 2012 Plan, the Board granted 20,000 fully vested shares of Common Stock to Thomas Tierney who rejoined the Board. These shares were valued at $6.00 per share, the closing price of the shares on the day of grant, and were valued in aggregate at $120,000.

The stock grants on September 22 and 29, 2016, which combined are valued in aggregate at $840,000 are being amortized over the 12-month period that directors are anticipated to serve until the next annual meeting. For the six-months ended March 31, 2017, $490,000, representing seven months of amortization, had been expensed leaving $350,000 as a prepaid expense.

On October 2, 2016, the Compensation Committee of the Board granted options to purchase 102,000 shares of the Company’s Common Stock under the 2012 Plan to staff members. These options vest pro-rata over 12 months starting on the date of grant. The grants of options to staff are valued $6.00 per share, which was the closing price on the OTC.QB of the Company’s Common Stock on the date of grant.

On February 16, 2017, the Compensation Committee of the Board granted options to purchase 5,000 shares of the Company’s Common Stock under the 2012 Plan to a staff member. These options vest pro-rata over 36 months starting on the date of grant. The grants of options to staff are valued $7.25 per share, which was the closing price on the OTC.QB of the Company’s Common Stock on the date of grant.

On March 31, 2017, the Compensation Committee of the Board granted options to our Chief Financial Officer Mr. D’Ambrosio to purchase 18,000 shares of the Company's common stock at an exercise price of $5.90 per share, which was the closing price on the OTC.QB of the Company’s Common Stock on the date of grant, with: (i) the option to purchase 15,000 shares vesting in equal monthly installments over 36 months from March 31, 2017, and (ii) the option to purchase 3,000 shares vesting upon the Company's successful listing of its common stock on a national securities exchange.

As of March 31, 2017, options to purchase 345,896 shares of Common Stock were outstanding under the 2012 Plan with exercise prices ranging from $5.10 to $600, with a weighted average exercise price of $8.94. Additionally, 143,750 restricted shares of Common Stock have been issued under the 2012 Plan, leaving 60,354 shares of Common Stock available to be awarded. Per the abovementioned “evergreen” provision, an additional 50,000 shares were automatically allocated for distribution under the 2012 Plan as of January 1, 2017.

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the year ended March 31, 2017 and 2016 is as follows:

	For the three months ended March 31
	2017	2016
Research	$2,200	$10,400
Product Development	93,000	7,700
Sales and marketing	24,400	14,900
General and administrative	62,100	7,200
Total	$181,700	$40,200

	For the six months ended March 31
	2017	2016
Research	$8,700	$20,800
Product Development	190,400	16,800
Sales and marketing	46,900	14,900
General and administrative	216,700	18,400
Total	$462,700	$70,900

Total unrecognized compensation as of March 31, 2017 amounted to $466,200.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2016	223,120	$50.98
Granted	102,000	6.00
Exercised	-	-
Forfeited	(25)	1,800.00
Outstanding at December 31, 2016	325,095	$36.74
Granted	23,000	6.19
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2017	348,095	$34.72

Following is a summary of the status of options outstanding at March 31, 2017:

Exercise Price ($)	Number of Shares	Expiration Date	Weighted Average Exercise Price ($)
2012 Omnibus Incentive Compensation Plan
$5.10	8,250	04/2026	$5.10
5.90	18,000	03/2027	5.90
6.00	246,000	09/2026 – 10/2026	6.00
7.25	5,000	02/2017	7.25
11.00	8,750	08/2025	11.00
9.44	43,978	12/2022 – 01/2023	9.44
50.00	13,577	03/2023 – 01/2025	50.00
52.00	2,125	07/2024	52.00
600.00	216	03/2022	600.00
Total 2012 Plan	345,896		$8.94

2006 Stock Incentive Plan
$2,400.00	144	03/2019 – 07/2020	$2,400.00
2,820.00	51	03/2021	2,820.00
3,060.00	7	09/2018	3,060.00
3,300.00	1,325	03/2020	3,300.00
4,800.00	24	12/2017	4,800.00
5,340.00	162	09/2017	5,340.00
5,760.00	61	04/2018	5,760.00
6,540.00	425	08/2017	6,540.00
Total 2006 Plan	2,199		$4,090.26
Total options outstanding	348,095	Average	$34.72

Warrants to Purchase Common Stock

The warrant activity for the period starting October 1, 2016, through March 31, 2017, is described as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2016	7,160	$50.41
Granted	-	-
Exercised	-	-
Expired	(14)	200.00
Forfeited	-	-
Outstanding at December 31, 2016	7,146	$50.12
Granted	-	-
Exercised	-	-
Expired	(251)	103.78
Forfeited	-	-
Outstanding at March 31, 2017	6,895	$48.17

Following is a summary of the status of warrants outstanding at March 31, 2017:

Exercise Price		Number of Shares		Expiration Date	Weighted Average Exercise Price
	$9.44	191		03/2018	$9.44
	10.00	4,000	(1)	06/2021	10.00
	50.00	1,000		07/2017	50.00
	55.00	1,620		06/2018 – 03/2019	55.00
	1,800.00	84		07/2017	1,800.00
$	Total	6,895			$48.17

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

At March 31, 2017, there were warrants outstanding to purchase 6,895 shares of the Company’s Common Stock. The exercise prices of the outstanding warrants range from $9.44 to $1,800 with a weighted average exercise price of $48.17. The warrants expire at various times starting 2017 through 2021.

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

		Principal Investment in Convertible Notes	Interest Earned At conversion	Shares Issued on conversion
RSJ	(1)	$2,100,000	122,200	444,454
John Pappajohn	(2)	1,600,000	52,500	290,498
Tierney Family Trust	(3)	640,000	46,600	137,328
Follman Family Trust	(4)	550,000	20,400	114,074
Robin Smith MD	(5)	100,000	3,900	20,776
Geoffrey Harris	(6)	10,000	300	2,058
George Carpenter	(7)	100,000	1,300	20,254
Oman Ventures	(8)	200,000	20,400	44,089
		$5,300,000	267,600	1,073,531

(1)	RSJ is a greater than 10% shareholder. Michal Votruba, a Director for Life Sciences for the RSJ/Gradus Fund, joined our Board on July 30, 2015.
(2)	John Pappajohn is a member of the Board. He purchased $1,600,000 of Notes of which $200,000 were assigned to four accredited investors on September 6, 2015. Approximately $10,400 of the total interest was attributable to such transferred Notes, resulting in an aggregate of 42,084 shares being issued upon the conversion of such transferred Notes.
(3)	Thomas Tierney is a trustee of the Tierney Family Trust. Mr. Tierney originally joined the Board on February 25, 2013 and served as Chairman of the Board from March 26, 2013 through his resignation on May 22, 2015. On September 29, 2016 Mr. Tierney rejoined the Board. The Tierney Family Trust is a greater than 5% shareholder of the Company.
(4)	Robert Follman is a trustee of the Follman Family Trust and is a member of the Board.
(5)	Dr. Robin Smith is the Chairman of the Board.
(6)	Geoffrey Harris is a member of the Board and Chairman of the Audit Committee.
(7)	George Carpenter is the CEO of the Company.
(8)	Mark & Jill Oman are the beneficial owners of Oman Ventures and were greater than 5% shareholders of the Company.

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

Transactions with RSJ, Greater than 5% Stockholder

RSJ participated in the Convertible Debt Financing. Please see "—Issuance and Mandatory Conversion of Senior Convertible Notes" and "—Cancellation of Warrants" above for more information.

On March 20, 2017, the Company entered into a subscription agreement (the "Subscription Agreement") pursuant to which it sold and issued an aggregate of 160,000 shares of Common Stock, at a price of $6.25 per share, in a private placement to RSJ, for which the Company received gross cash proceeds of $1,000,000. RSJ is a greater than 10% shareholder. Michal Votruba, a Director for Life Sciences for the RSJ/Gradus Fund, joined our Board on July 30, 2015. Pursuant to the Subscription Agreement, the private placement is not subject to a minimum or maximum amount, and the Company cannot provide any assurances that it will receive any additional amount of proceeds in the private placement. The subscription also provided for the grant to RSJ by the Company of a right of first refusal through June 30, 2018, to license or to have distribution rights in Europe with respect to any of the Company’s technology and/or intellectual property.

Transactions with John Pappajohn, Director

On November 30, 2016, December 29, 2016, February 10, 2017 and March 21, 2017 the Company sold and issued in aggregate 120,000 shares of its Common Stock, at a per share price of $6.25, in private placements to Mr. Pappajohn, who purchased common stock for $200,000, $100,000, $200,000 and $250,000 respectively resulting in gross cash proceeds to the Company of $750,000.

Transactions with George Carpenter, President and Chief Executive Officer

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates, an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. Effective August 2015, DCA was engaged at a fee of $10,000 per month. From August 2015 through March 31, 2017, DCA has been paid $170,000 with a further $3,000 balance due in accounts payable. The Decision Calculus Associates contract ended December 31, 2016. A new contract commenced March 1, 2017, DCA was engaged at a fee of $3,000 per month.

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

Transactions with Geoffrey E. Harris, Director

On March 3, 2017, the Company sold and issued a 5,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to Mr. Harris resulting in gross cash proceeds to the Company of $31,250.

Transactions with Donald D’Ambrosio, CFO

On March 14, 2017, the Company and Mr. Donald E. D'Ambrosio entered into a letter agreement of employment setting forth Mr. D'Ambrosio's compensation and certain other employment terms. Mr. D’Ambrosio was named the Company's Chief Financial Officer and Secretary, effective March 31, 2017. For more details regarding Mr. D’Ambrosio’s employment agreement please refer to the Company’s Form 8-K filed on April 3, 2017.

On March 31, 2017, Mr. Paul Buck retired as the Company’s Chief Financial Officer and Secretary. Mr. Buck indicated his intention to remain with the company as a consultant pursuant to the terms of a separation agreement. For more details of Mr. Buck’s separation agreement, please refer to the Company’s Form 8-K filed on April 25, 2017.

5.	LOSS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three-month and six-month periods ended March 31, 2017 and 2016, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three-month and six-month periods ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
	2017	2016
Net Loss for computation of basic and diluted net loss per share:
Net loss	$(1,452,000)	$(142,700)
Basic and Diluted net loss per share:
Basic net loss per share	$(0.61)	$(0.28)

Basic and Diluted weighted average shares outstanding	2,372,394	513,345

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	-	416,358
Warrants	7,032	404,694
Options	334,428	71,150

	Six months ended March 31,
	2017	2016
Net Loss for computation of basic and diluted net loss per share:
Net loss	$(2,892,200)	$(3,594,000)
Basic and Diluted net loss per share:
Basic net loss per share	$(1.29)	$(7.01)

Basic and Diluted weighted average shares outstanding	2,236,728	512,716

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	-	366,170
Warrants	7,093	219,461
Options	329,766	71,150

6.	COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company incurred rent expense for operations of $36,500 and $28,400 for the six months ended March 31, 2017 and 2016, respectively.

On January 20, 2016, we entered into a financial lease to acquire a Canon Copier costing $6,700.  The term of the lease is 60 months ending January 2021 with a monthly payment of $135. As of March 31, 2017 the remaining principal lease obligation is $6,200, of which $1,200 is due in fiscal 2017, $1,600 is due per year for the years 2018-2020; and $600 due in 2021.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating Lease Obligations	$67,200	$40,400	$26,800	-	-
Capital Lease Obligations	6,200	800	4,800	600	-
Total	$73,400	$41,200	$31,600	600	-

7.	SUBSEQUENT EVENTS

Events subsequent to March 31, 2017 have been evaluated through the date that these financial statements were issued in order to determine whether any events should be disclosed to keep the financial statements from being misleading. The following events have occurred since March 31, 2017.

On April 1, 2017, the Company entered into a Master Purchase and Option Agreement with Arcadian Telepsychiatry LLC (“Arcadian”), a Pennsylvania based limited liability company and Mr. Robert Plotkin, who, prior to the transaction, was the sole member and owned 100% of the membership interests in Arcadian. The Company made a $100,000 capital contribution to Arcadian and issued 1,000 shares of Common Stock to Mr. Plotkin for a membership interest equal to 10% of the outstanding membership interests, together with any and all rights, privileges and interests in Arcadian resulting from, associated with or arising from the purchased membership interests. The value of the shares of Common Stock issued on the date of the grant on April 1, 2017, was 1,000 shares valued at $5.90 per share for a total of $5,900.

On April 19, 2017, the Company engaged AI & J Media, Inc. for a 3-month long consulting agreement to provide media adverting services. The monthly fee for the services will be $10,000 and 5,000 shares of Common Stock.

On April 24, 2017, Mr. Buck (the Company’s former CFO) and the Company entered into a Confidential Employment Separation and Release Agreement (the "Separation Agreement"). Pursuant to the Separation Agreement, the Company agreed to pay Mr. Buck an aggregate amount of $105,333, which consists of $32,000 in accrued paid time off and $73,333 (less lawful deductions) in accrued pay that was voluntarily deferred by Mr. Buck between February 16, 2015 and July 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three and six months ended March 31, 2017 and 2016, and our Annual Report on Form 10-K for the year ended September 30, 2016, filed with the U.S. Securities and Exchange Commission on December 22, 2016.

Forward-Looking Statements

This discussion summarizes the significant factors affecting the unaudited condensed consolidated operating results, financial condition and liquidity and cash flows of MYnd Analytics, Inc. (“we,” “us,” “our,” or the “Company”) for the three and six months ended March 31, 2017 and 2016. Except for historical information, the matters discussed in this management’s discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

•     our inability to protect our intellectual property rights; and

•     other factors discussed under the headings “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year ended September 30, 2016 and this Quarterly Report on Form 10-Q.

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

Overview

MYnd Analytics, Inc. (“we”, “us” or the “Company”), is a predictive analytics company that has developed a decision support tool to help physicians reduce trial and error treatment in mental health and provide more personalized care to patients. We provide objective clinical decision support to healthcare providers for the personalized treatment of behavioral disorders, including depression, anxiety, bipolar disorder, post-traumatic stress disorder (“PTSD”) and other non-psychotic disorders. We use our proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to a range of medications prescribed for the treatment of behavioral disorders. We will continue to be focused on military personnel and their family members who are suffering from depression, PTSD and mild traumatic brain injury (“mTBI”) through the military and veterans, and Canadian Armed Forces, expand commercially though the payer and self-insured markets, multi-physician and multi-practice provider groups as well as direct to consumer sales and seek to expand our data base in younger adults and adolescents.

Working Capital

Since our inception, we have never been profitable and we have generated significant net losses. As of March 31, 2017, we had an accumulated deficit of approximately $71.4 million; at our fiscal year ended September 30, 2016, our accumulated deficit was $68.5 million and as of March 31, 2016, we had an accumulated deficit of approximately $66.2 million. We incurred operating losses of $2.9 million and $1.3 million for the six month periods ended March 31, 2017 and 2016, respectively, and incurred net losses of $2.9 million and $3.6 million for those respective periods. Large, non-cash, accounting transactions significantly impacted the net losses for the 2016 period.

For the six-month period ended March 31, 2016, our net loss was exacerbated by non-cash charges totaling approximately $2.3 million as a result of accounting for the extinguishment of debt, non-cash interest and derivative liability transactions. These non-cash charges are primarily the result of amendments to the terms of our convertible notes payable along with the issuance of warrants pursuant to our fund raising. For the six-month period ended March 31, 2017, other expenses were a more moderate at $3,900, consisting largely of non-cash financing expenses.

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

As of March 31, 2017, our current assets of approximately $2.3 million exceeded our current liabilities of approximately $1.9 million by approximately $0.35 million. Whereas, at March 31, 2016, our current liabilities of $1.67 million exceeded our current assets of $0.62 million by $1.05 million, and at our fiscal year end, September 30, 2016, our current liabilities of $1.54 million also exceeded our current assets of $1.21 million by $0.33 million.  During six-month period ended March 31, 2017, we raised gross cash proceeds of $3.0 million from private placements of Common Stock at $6.25 per share. For details of these financings see "― Private Placement Transactions―Private Placement of Common Stock " below.

On December 6, 2016, the Company, entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. For details of the Purchase Agreement financing see "― Private Placement Transactions―The Aspire Capital Equity Line” below.

On February 23, 2017, pursuant to a purchase notice issued by the Company to Aspire Capital pursuant to the Purchase Agreement, Aspire Capital purchased 20,000 shares of its Common Stock, at a per share price of $7.25, resulting in gross cash proceeds to the Company of $145,000.

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

Private Placement Transactions

Private Placement & Conversion of Convertible Notes; Cancellation of Warrants

On September 19, 2016, the Company entered into the Second Omnibus Amendment (the "Second Omnibus Amendment"), with a majority of over 80% of the holders of certain convertible notes issued between September 22, 2014 and August 16, 2016 in the aggregate principal amount of $6,000,000 (the “Notes”), thereby amending: (i) the Notes, (ii) that certain second amended and restated note and warrant purchase agreement dated as of December 23, 2015, as thereafter amended and (iii) the warrants ("Warrants") issued in connection with the Notes. Pursuant to the Second Omnibus Amendment, the Company had the option, exercisable at any time after September 1, 2016, to mandatorily convert all Notes into shares of Common Stock at $5.00 per share. The Company exercised its mandatory conversion right on September 19, 2016 and, on September 21, 2016, (i) converted the entire outstanding $6,000,000 principal balance of the Notes, plus accrued interest of $317,000 thereon, into an aggregate of 1,263,406 shares of the Company's common stock at a conversion price of $5.00 per share, and (ii) cancelled all Warrants. Of the $6.0 million Notes sold by the Company, $5.3 million were purchased by directors, an officer and greater than 5% shareholders of the Company.

Private Placement of Common Stock

On November 30, 2016, the Company sold and issued an aggregate of 160,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to six accredited investors, for which it received gross cash proceeds of $1,000,000. Three of the six accredited investors were affiliates and represented 50% of the cash proceeds as follows: Dr. Robin Smith, our Chairman of the Board, purchased 16,000 shares for $100,000; John Pappajohn, a member of the Board, purchased 32,000 shares for $200,000; and the Tierney Family Trust, of which our Board member, Thomas Tierney is a trustee, purchased 32,000 shares for $200,000. In connection with this private placement, certain investors (comprised of our executive officers, current and certain former directors) agreed to a 180-day “lock-up”, commencing on November 30, 2016, with respect to shares of Common Stock and other of our securities that they beneficially own, including securities that are convertible into shares of Common Stock and securities that are exchangeable or exercisable for shares of Common Stock. As a result, subject to certain exceptions, for a period of 180 days following November 30, 2016, such persons may not offer, sell, pledge or otherwise dispose of these securities without the Company's prior written consent.

On December 21, 2016, and on December 29, 2016, the Company sold and issued an aggregate of 80,000 shares of its Common Stock, at a per share price of $6.25, in private placements to a total of six accredited investors, consisting of one of an affiliate and five investors who were new to the Company. The Company received gross cash proceeds of $500,000. The affiliate investor was Mr. Pappajohn, a member of the Board, who purchased 16,000 shares for $100,000.

From February 10, 2017 through March 21, 2017, the Company sold and issued an additional 237,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to four affiliated accredited investors, resulting in gross cash proceeds to the Company of $1,481,250. The affiliated investors were as follows: RSJ PE a greater than 10% shareholder and where Mr. Votruba (a member of our Board) is Director for Life Sciences for the RSJ/Gradus Fund, purchased 160,000 shares for $1,000,000; John Pappajohn, a member of the Board, purchased 72,000 shares for $450,000; and Geoffrey Harris, a member of the Board purchased 5,000 shares for $31,250, representing the aggregate gross proceeds to the Company. The subscription agreement between the Company and RSJ provided for the grant to RSJ by the Company of a right of first refusal through June 30, 2018, to license or to have distribution rights in Europe with respect to any of the Company’s technology and/or intellectual property.

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

The Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the Purchase Agreement on any purchase date where the closing sale price of the Common Stock is less than $0.50. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of Common Stock (the “Commitment Shares”). The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Purchase Agreement. Any proceeds from the Company receives under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

On February 23, 2017, pursuant to a purchase notice issued by the Company to Aspire Capital pursuant to the Purchase Agreement, Aspire Capital purchased 20,000 shares of its Common Stock, at a per share price of $7.25, resulting in gross cash proceeds to the Company of $145,000.

At May 12, 2017, approximately $9.9 million under the Purchase Agreement remains available for sale to Aspire Capital.

The issuance of the Commitment Shares and all other shares of Common Stock that may be issued from time to time to Aspire Capital under the Purchase Agreement are exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Capitalization

At our annual meeting of stockholders held on October 28, 2015 (the “2015 Stockholder Meeting”), our stockholders approved a proposal to amend the Company’s Certificate of Incorporation (the “Charter”) in order to increase the number of shares of Common Stock authorized for issuance from 180,000,000 to 500,000,000.

On September 21, 2016 we effected a 1-for-200 reverse stock-split that was previously approved by our stockholders

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

	Shares
Shares of Common Stock Authorized	500,000,000
Shares of Preferred stock Authorized (none issued and outstanding)	15,000,000
Total Authorized Shares	515,000,000

Shares of Common Stock Issued and Outstanding at March 31, 2017	2,528,061
Common Stock issuable upon the exercise of outstanding stock options at March 31, 2017	348,095	(1)
Common Stock issuable upon the exercise of outstanding warrants at March 31, 2017	6,895	(1)
Common Stock forfeited stock options	(2,350)
Common Stock issued pursuant to an vendor agreement	6,000
Total securities outstanding and reserved for issuance at May 15, 2017	2,886,701

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

Results of Operations for the three months ended March 31, 2017 and 2016

Our operations consist solely of our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physicians/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three months ended
	March 31,
	2017	2016

Revenues	100%	100%
Cost of revenues	12	7
Gross profit	88	93
Research	92	110
Product development	918	884
Sales and marketing	601	643
General and administrative expenses	2,929	1,790
Operating loss	(4,452)	(3,334)
Other income (expense), net	(100)	2,644
Net loss	(4,552)%	(690)%

Revenues

	Three months ended		Percent
	March 31,		Change
	2017	2016
Neurometric Service Revenues	$31,900	$20,700	54%

The number of paid PEER Reports delivered for the three month period ended March 31, 2017, was 69 reports compared to 48 for the same period in the prior year. The average revenue was $468 per PEER Report for the quarter ended March 31, 2017. The total numbers of free PEER Reports processed were 15 and 4 for the quarters ended March 31, 2017 and 2016 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of revenues

	Three months ended		Percent
	March 31,		Change
	2017	2016
Cost of revenues
Neurometric Services	$3,800	$1,400	1.71%

The cost of Neurometric Services revenues consisting of payroll costs (including stock-based compensation) and consulting costs, which were as follows:

	Three months ended
	March 31,
Key Expense Categories	2017	2016	Change
(1) Consulting fees	3,800	1,400	2,400
Total Costs of Revenues	$3,800	$1,400	$2,400

Consulting costs associated with the processing of second generation PEER Reports are between $10 and $60 per report for EEG artifacting and neuro review services, and approximately $85 for EEG the collecting of the EEG.

Comparing the three month period ended March 31, 2017, with the corresponding period in 2016:

(1)  Consulting fees increased slightly for the quarter ended March 31, 2017 as we are using more consultants to process EEG readings for patients.

Research

	Three months ended		Percent
	March 31,		Change
	2017	2016
Research
Neurometric Services	$29,300	$22,700	29%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees and other miscellaneous costs which were as follows:

	Three months ended
	March 31,
Key Expense Categories	2017	2016	Change
(1) Salary and benefit costs	$2,200	$10,400	$(8,200)
(2) Consulting fees	24,800	10,000	14,800
(3) Other miscellaneous costs	2,300	2,300	-
Total Research	$29,300	$22,700	$6,600

Comparing the three-month period ended March 31, 2017, with the corresponding period in 2016:

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation decreased for the 2017 and 2016 periods due to certain stock-based compensation became fully amortized; and

(2)	Consulting costs increased in the current period as a result of a new consulting agreement with our Medical Officer for the monitoring of the clinical trials and the training of clinical trial investigators and new PEER Online users. Additionally, our Medical Officer is advising the Company on clinical trial design and product development. The Company also entered into a consulting agreement with a second physician to help with the training of clinical trial investigators on the PEER Report allowing them to participate in the SMART-MD trial, and consult with other physicians in the use and interpretation of the PEER Report; and

(3)	Other miscellaneous costs for the 2017 and 2016 periods stayed the same.

Product Development

	Three months ended		Percent
	March 31,		Change
	2017	2016
Product Development
Neurometric Services	$292,800	$183,000	60%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, travel and miscellaneous costs which were as follows:

	Three months ended
	March 31,
Key Expense Categories	2017	2016	Change
(1) Salaries and benefit costs	$204,700	$121,300	$83,400
(2) Consulting fees	51,500	37,600	13,900
(3) System development costs	17,700	13,100	4,600
(4) Conference and travel costs	7,800	800	7,000
(5) Other miscellaneous costs	11,100	10,200	900
Total Product Development	$292,800	$183,000	$109,800

Comparing the three-month period ended March 31, 2017, with the corresponding period in 2016:

(1)	Salaries and benefits increased by a net $83,400 in the 2017 period which was related to stock-based compensation of new stock options which were granted in October 2016; and

(2)	Consulting fees increased by $13,900 for the 2017 period; the increase was for the Canadian Armed Forces Study, the preparation of the SMART-MD clinical trial, and work associated with our quality systems. Consulting fees for the 2016 period were minimal due to the reduced level of activity at that time; and

(3)

System development and maintenance costs increased slightly in the 2017 period, due to increased system maintenance costs and minor system enhancements. Costs associated with the development of our Outcomes Application are currently being capitalized and will be depreciated over the application’s expected economic life; and

(4)	Conference and travel costs increased by $7,000 due to travel for the Canadian Armed Forces Trial and to initiate the SMART-MD trial with Carolina Partners; and

(5)	Other miscellaneous expenses increased slightly for both periods.

Sales and Marketing

	Three months ended		Percent
	March 31,		Change
	2017	2016
Sales and Marketing
Neurometric Services	$191,800	$133,000	44%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and miscellaneous expenses. The reason for the change in these expenses is discussed below.

	Three months ended
	March 31,
Key Expense Categories	2017	2016	Change
(1) Salaries and benefit costs	$76,700	$33,500	$43,200
(2) Consulting fees	91,300	44,000	47,300
(3) Advertising and marketing costs	4,500	45,000	(40,500)
(4) Conference and travel costs	4,700	-	4,700
(5) Other miscellaneous costs	14,600	10,500	4,100
Total Sales and marketing	$191,800	$133,000	$58,800

Comparing the three-month period ended March 31, 2017, with the corresponding period in 2016:

(1)	Salaries and benefits for the 2017 period, increased by $43,200 from the 2016 period; of this amount $18,600 was due to stock-based compensation of new stock options which were granted in October 2016, the remainder was contributed to hiring a new marketing sales staff which increased salaries; and

(2)	Consulting fees for the 2017 period increased by $47,300 compared to the same period for 2016. Initially, there was a reduction of $27,000 from renegotiating our contract with DCA services to $3,000 per month, however, the reduction was offset by increases with marketing consultants. A $70,000 increase was related to hiring Lloyd Garner & Associates LLC to assist the Company with increasing its value with health system and payer engagements; $2,300 was related to assist the Company with making connections in specific media outlets. The remaining was related to slight increases with other consultants; and

(3)	Advertising and marketing expenses decreased for the 2017 period, by a net $40,500. During the 2016 period we incurred approximately $45,000 in social media advertising costs focused on the Southern California market. This expenditure has resulted in the generation of over 1,000 leads per month for potential patients. For the current 2017 period the Company incurred approximately $4,500 in social media advertising costs focused on the Southern California market this program started at the end of the quarter; and

(4)	Conference and travel costs increased by $4,700 due to hiring a marketing sales staff for the Southeast Region to work on revenue generating sales and account management activities with physicians, health systems and providers in the following states; North Carolina, South Carolina, and Georgia, the costs associated were contributed to travel to and from North Carolina and Corporate Office in California; and

(5)	Miscellaneous expenditures minor change for the 2017 and 2016 periods.

General and administrative

	Three months ended		Percent
	March 31,		Change
	2017	2016
General and Administrative
Neurometric Services	$934,200	$370,600	1.52%

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

	Three months ended
	March 31,
Key Expense Categories	2017	2016	Change
(1) Salaries and benefit costs	$455,100	$179,900	$275,200
(2) Legal fees	142,600	14,900	127,700
(3) Other professional and consulting fees	140,200	24,000	116,200
(4) Patent costs	46,900	44,300	2,600
(5) Marketing and investor relations costs	2,500	17,900	(15,400)
(6) Conference and travel costs	62,100	12,700	49,400
(7) Dues & subscriptions fees	20,400	17,300	3,100
(8) General administrative and occupancy costs	64,400	59,600	4,800
Total General and administrative costs	$934,200	$370,600	$563,600

Comparing the three-month period ended March 31, 2017, with the corresponding period in 2016:

(1)	Salaries and benefit expenses increased by $275,200 between the 2017 and 2016 periods; $54,700 was related to the amortization of stock options granted in September 2016 and October 2016; $214,700 related to the amortization of Common Stock grants to Directors and Officers which are being amortized over a 12-month period; $8,900 was related to sign on bonus for our new Chief Financial Officer; the remaining balance was due to a reduction in health insurance and payroll costs; and

(2)	Legal fees showed a net increase of $127,700 between the 2017 and 2016 periods: of this increase $49,900 related to legal fees associated with our fund raising activities; $31,200 related to legal fees for the review of the Aspire Capital Equity Purchase Agreement; $21,100 related to specialty healthcare legal advice; the balance relates to general legal fees which was the same for both periods; and

(3)	Other professional and consulting fees showed a net increase of $116,200 for the quarter ended March 31, 2017: of this increase $40,500 related to operations consulting fees; $53,500 relates to Strategic Consultant which was paid $4,000 a month plus a total of 10,000 shares of common stock for services; $25,500 relates to investor relations firms and consultants; and

(4)	Patent costs increased by $2,600 due to the timing and volume of patent and trademark applications and maintenance costs;

(5)	Marketing and investor relations costs decreased by $15,400 for the 2016 period as we engaged a public relations firm, Dian Griesel International, which did not continue in the 2017 period; and

(6)	Conference and travel showed a net increase of $49,400 for the 2017 period: $24,100 related to conferences attended; the balance was due to increased travel by our executive management for meetings with investors, healthcare payers and providers on the East Coast; and

(7)	Dues and subscription expenditures had a minor increase in the 2017 period; and

(8)	General administrative and occupancy expenses increased by $4,800 in the quarter ended March 31, 2017, largely due to amortization of our Patient Reported Outcomes application which was capitalized during development as an intangible asset and is now being amortized over a 36-month period.

Other Income and Expense

	Three months ended		Percent
	March 31,		Change
	2017	2016
Other Income (Expense)
Neurometric Services income (expense), net	$(1,400)	$547,300	(100)%

For the three-month periods ended March 31, 2017 and 2016, changes in net non-operating Other Income (Expense) for Neurometric Services were as follows:

•	For the 2017 period, we incurred $1,400 in cash interest charges. For the 2016 period, we incurred non-cash interest charges totaling $239,600 of which $49,900 was accrued interest on our convertible promissory notes at 5% per annum; the balance of $189,700 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges; only $500 were for actual net interest paid in cash during the period.

•	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the resultant change in fair value of non-hedging derivative instruments are to be recognized in current earnings. For the current 2017 quarter, no charges were incurred as we had no derivative liabilities during the period. For the 2016 period, we revalued our derivative liabilities for the beneficial conversion feature of the convertible promissory notes which resulted in a net non-cash gain on derivative liabilities of $786,900.

Net Loss

	Three months ended		Percent
	March 31,		Change
	2017	2016
Neurometric Services net loss	$(1,452,000)	$(142,700)	(9)%

The net loss for our Neurometric Services business of $1,452,000 for the three months ended March 31, 2017, compared to the approximately $142,700 loss in the prior year is primarily due to the large non-cash accounting charges in our Other Expenses category described directly above.

The Company’s operating loss of $1,452,000 for the three months ended March 31, 2017, is an increase of $730,000 from the $690,000 loss in the prior year. This additional operating loss is largely due to the amortization of grants of common stock and options to directors, officers and staff. Additionally, increased legal fees associated with financing activities, includes the Aspire Capital Equity Purchase Agreement and consulting fees.

Results of Operations for the six months ended March 31, 2017 and 2016

Our operations consist solely of our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physicians/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Six months ended
	March 31,
	2017	2016

Revenues	100%	100%
Cost of revenues	14	6
Gross profit	86	94
Research	113	100
Product development	1,087	675
Sales and marketing	550	564
General and administrative expenses	3,615	1,651
Operating loss	(5,279)	(2,896)
Other income (expense), net	(67)	(5,020)
Net loss	(5,346)%	(7,916)%

Revenues

	Six months ended		Percent
	March 31,		Change
	2017	2016
Neurometric Service Revenues	$54,100	$45,400	19%

The number of third party paid PEER Reports delivered as part of our Neurometric Services business increased to 110 for the six-month period ended March 31, 2017, up from 108 for the same period in the prior year. Our standard price per PEER Report is $400 for our commercial patients plus the fee for Company recorded EEGs and any ancillary services. The average revenue was $495 per PEER Report, which also included any ancillary services such as the recording of the EEG and its conversion from an analog EEG to a digital QEEG (Quantitative EEG).The total numbers of free PEER Reports processed were 32 and 9 for the six-month periods ended March 31, 2017 and 2016 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Six months ended		Percent
	March 31,		Change
	2017	2016
Cost of Revenues
Neurometric Services	$7,600	$2,700	1.81%

The cost of Neurometric Services revenues consisting of payroll costs (including stock-based compensation) and consulting costs, which were as follows:

	Six months ended
	March 31,
Key Expense Categories	2017	2016	Change
(1) Consulting fees	7,600	2,700	4,900
Total Costs of Revenues	$7,600	$2,700	$4,900

Consulting costs associated with the processing of second generation PEER Reports are between $10 and $60 per report for EEG artifacting and neuro review services, and approximately $85 for EEG the collecting of the EEG.

Comparing the six months ended March 31, 2017, with the corresponding period in 2016:

(1)  Consulting fees increased for the quarter ended March 31, 2017 as we are using more consultants to process EEG readings for patients.

Research

	Six months ended		Percent
	March 31,		Change
	2017	2016
Research
Neurometric Services	$60,900	$45,300	34%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees and other miscellaneous costs which were as follows:

	Six months ended
	March 31,
Key Expense Categories	2017	2016	Change
(1) Salary and benefit costs	$8,800	$20,800	$(12,000)
(2) Consulting fees	47,600	20,000	27,600
(3) Other miscellaneous costs	4,500	4,500	-
Total Research	$60,900	$45,300	$15,600

Comparing the six-month period ended March 31, 2017, with the corresponding period in 2016:

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation decreased for the 2017 and 2016 periods were due to certain stock-based compensation became fully amortized; and

(2)	Consulting fees for the 2017 period increased by $59,300 compared to the same period for 2016. Initially, there was a reduction of $27,000 from renegotiating our contract with DCA services to $3,000 per month, however, the reduction was offset by increases with marketing consultants. A $70,000 increase was related to hiring Lloyd Garner & Associates LLC to assist the Company with increasing its value with health system and payer engagements. The remaining was related to slight increases with other consultants; and

(3)	Other miscellaneous costs which for the 2017 and 2016 periods remained the same.

Product Development

	Six months ended		Percent
	March 31,		Change
	2017	2016
Product Development
Neurometric Services	$588,100	$306,400	92%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, travel and miscellaneous costs which were as follows:

	Six months ended
	March 31,
Key Expense Categories	2017	2016	Change
(1) Salaries and benefit costs	$407,900	$225,100	$182,800
(2) Consulting fees	103,200	40,600	62,600
(3) System development costs	33,200	24,500	8,700
(4) Conference and travel costs	15,100	800	14,300
(5) Other miscellaneous costs	28,700	15,400	13,300
Total Product Development	$588,100	$306,400	$281,700

Comparing the six-month period ended March 31, 2017, with the corresponding period in 2016:

(1)	Salaries and benefits increased by a net $182,800 in the 2017 period which was related to stock-based compensation of new stock options which were granted in October 2016; and

(2)	Consulting fees increased by $62,600 for the 2017 period: the increase was for the Canadian Armed Forces Study, the preparation of the SMART-MD clinical trial, and work associated with our quality systems. Consulting resources for the 2016 quarter were minimal due to the reduced level of activity at that time; and

(3)

System development and maintenance costs increased by $8,700 in the 2017 period, due to increased system maintenance costs and minor system enhancements. Costs associated with the development of our Outcomes Application are currently being capitalized and will be depreciated over the application’s expected economic life; and

(4)	Conference and travel costs increased by $14,300 for the 2017 period; due to travel to work on the Canadian Armed Forces Trial and to initiate the SMART-MD trial with Carolina Partners; For the 2016 period resources were limited; and

(5)	Other miscellaneous expenses increased by $13,300 in the 2017, partly due to the renewal of the State of California Medical Device Manufacturing License and monthly web-hosting fees for our patient-reported-outcomes application which we developed.

Sales and Marketing

	Six months ended		Percent
	March 31,		Change
	2017	2016
Sales and Marketing
Neurometric Services	$297,500	$256,100	16%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and miscellaneous expenses. The reason for the change in these expenses is discussed below.

	Six months ended
	March 31,
Key Expense Categories	2017	2016	Change
(1) Salaries and benefit costs	$125,600	$68,600	$57,000
(2) Consulting fees	136,600	77,100	59,500
(3) Advertising and marketing costs	4,500	93,400	(88,900)
(4) Conference and travel costs	4,700	100	4,600
(5) Other miscellaneous costs	26,100	16,900	9,200
Total Sales and marketing	$297,500	$256,100	$41,400

Comparing the six-month period ended March 31, 2017, with the corresponding period in 2016:

(1)	Salaries and benefits for the 2017 period, increased by $57,000 from the 2016 period; of this amount $32,000 was due to stock-based compensation of new stock options which were granted in October 2016, the remainder was contributed to hiring a new marketing sales staff which increased salaries; and

(2)	Consulting fees for the 2017 period increased by $59,500 compared to the same period for 2016. Initially, there was a reduction of $26,500 from renegotiating our contract with DCA services to $3,000 per month, however, the reduction was offset by increases with marketing consultants. A $70,000 increase was related to hiring Lloyd Garner & Associates LLC to assist the Company with increasing its value with health system and payer engagements; $16,000 was related to assist the Company with making connections in specific media outlets; and

(3)	Advertising and marketing expenses decreased for the 2017 period, by a net $88,900. During the 2016 period we incurred approximately $93,400 in social media advertising costs focused on the Southern California market. This expenditure has resulted in the generation of over 1,000 leads per month for potential patients. For the current 2017 period the incurred approximately $4,500 in social media advertising costs focused on the Southern California market this program started at the end of the quarter; and

(4)	Conference and travel costs increased by $4,600 for the 2017 period over the 2016 period due to hiring a marketing sales staff for the Southeast Region, the costs associated were contributed to travel to and from North Carolina and Corporate Office in California; and

(5)	Miscellaneous expenditures costs increased by $9,200 for the 2017 and 2016 period majority of the costs were associated to rent expense, as the MAC center opened in February 2016, current 2017 period we incurred full costs of operations.

General and administrative

	Six months ended		Percent
	March 31,		Change
	2017	2016
General and Administrative
Neurometric Services	$1,955,900	$749,600	1.61%

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

	Six months ended
	March 31,
Key Expense Categories	2017	2016	Change
(1) Salaries and benefit costs	$983,500	$353,100	$630,400
(2) Legal fees	372,600	53,000	319,600
(3) Other professional and consulting fees	248,500	74,000	174,500
(4) Patent costs	60,900	51,300	9,600
(5) Marketing and investor relations costs	7,600	21,800	(14,200)
(6) Conference and travel costs	88,400	30,200	58,200
(7) Dues & subscriptions fees	47,800	40,800	7,000
(8) General administrative and occupancy costs	146,600	125,400	21,200
Total General and administrative costs	$1,955,900	$749,600	$1,206,300

Comparing the six-month period ended March 31, 2017, with the corresponding period in 2016:

(1)	Salaries and benefit expenses increased by $630,400 between the 2017 and 2016 periods; $198,300 was related to the amortization of stock options granted in September 2016 and October 2016; $431,000 related to the amortization of Common Stock grants to Directors and Officers which are being amortized over a 12-month period; $8,900 was related to sign on bonus for new Chief Financial Officer; the remaining balance was due to a reduction in health insurance and payroll costs; and

(2)	Legal fees showed a net increase of $319,600 between the 2017 and 2016 periods: of this increase $180,200 related to legal fees associated with our fund raising activities; $67,500 related to legal fees for the review of the Aspire Capital Equity Purchase Agreement; $22,400 related to specialty healthcare legal advice; $53,000 related to a renegotiation of our fees in the 2016 period associated with our lobbying efforts; the balance relates to general legal fees which was about the same for both periods; and

(3)	Other professional and consulting fees showed a net increase of $174,500 between the 2017 and 2016 periods: of this increase $40,500 related to Operations consulting fees; $106,500 relates to Strategic Consultant which was paid $4,000 a month plus a total of 10,000 shares of common stock for services; $25,500 relates to investor relations firms and Consultants; and

(4)	Patent costs decreased by $9,600 due to the timing and volume of patent and trademark applications and maintenance costs; and

(5)	Marketing and investor relations costs decreased by $14,200 for the 2016 period as we engaged a public relations firm, Dian Griesel International, which did not continue in the 2017 period; and

(6)	Conference and travel showed a net increase of $58,200 for the 2017 period: $27,400 related to conferences attended; the balance was due to increased travel by executive management for meetings with investors, healthcare payers and providers on the East Coast; and

(7)	Dues and subscription cost increased by $7,000 for the 2017 period due to increased cost of the Salesforce applications, other web-based applications and an increase in listing fees on the OTC.QB platform; and

(8)	General administrative and occupancy expenses increased by $21,200 for the 2017, $13,500 related to amortization of our Patient Reported Outcomes application which was capitalized during development as an intangible asset and is now being amortized over a 36-month period; the remainder related to printing associated with annual meeting costs, remainder of the operating costs remained the same over the 2017 and 2016 periods.

Other Expense

	Six months ended		Percent
	March 31,		Change
	2017	2016
Other Expense
Neurometric Services expense, net	$(3,900)	$(2,279,000)	100%

For the six-month periods ended March 31, 2017 and 2016, changes in net non-operating Other Income (Expense) for Neurometric Services were as follows:

•	For the 2017 period, we incurred $3,900 in cash interest charges. For the 2016 period, we incurred non-cash interest charges totaling $739,800 of which $88,800 was accrued interest on our convertible promissory notes at 5% per annum; the balance of $651,000 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges; only $1,300 was for actual net interest paid in cash during the period.

•	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the resultant change in fair value of non-hedging derivative instruments are to be recognized in current earnings. For the current 2017 period, no charges were incurred as we had no derivative liabilities during the period. For the 2016 period, we revalued our derivative liabilities for the beneficial conversion feature of the convertible promissory notes which resulted in a net non-cash gain on derivative liabilities of $798,200.

•

For the 2016 period, we incurred a non-cash loss of $2,337,400 as a result of the accounting for the extinguishment of debt. The debt extinguishment accounting was precipitated by the changes in the fair value of existing notes pursuant to that certain amended note & warrant purchase agreement which extended the maturity date of the existing Notes and provided 100% warrant coverage of the shares underlying the Notes.  No similar transaction occurred in the 2017 period.

Net Loss

	Six months ended		Percent
	March 31,		Change
	2017	2016
Neurometric Services net loss	$(2,892,200)	$(3,594,000)	(20)%

The net loss for our Neurometric Services business of $2,892,200 for the six-month ended March 31, 2017, compared to the approximately $3,594,000 loss in the prior year is primarily due to the large non-cash accounting charges in our Other Expenses category described directly above.

The Company’s operating loss of $2,855,900 for the six-months ended March 31, 2017, is an increase of $1,541,200 from the $1,314,700 loss in the prior year. This additional operating loss is largely due to the amortization of grants of common stock and options to directors, officers and staff. Additionally, increased legal fees associated with financing activities, which includes the Aspire Capital Equity Purchase Agreement and corporate actions including the stock reverse split and the annual meeting.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and not been profitable. As of March 31, 2017, we had an accumulated deficit of approximately $71.4 million; at March 31, 2016, our accumulated deficit was approximately $66.2 million. Our management expects that with our proposed clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of March 31, 2017, we had $1.8 million in cash and cash equivalents and working capital surplus of approximately $0.35 million. This is compared to our cash position of $0.44 million in cash and cash equivalents as of March 31, 2016, and a working capital deficit of $1.05 million. The improvement in our working capital is partly due to an increase in prepaid assets associated with the issuances of stock, and partly due to our increased cash on hand.

The Company has been funded through multiple rounds of private placements primarily from members of our Board of Directors or their affiliates. From September 22, 2014, through to August 11, 2016, we raised $6 million through an offering of Notes. On September 19, 2016, pursuant to the Second Omnibus Amendment, the Company exercised a mandatory conversion right and, on September 21, 2016, (i) converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000, on all Notes into 1,263,406 shares of the Company's Common Stock at a conversion price of $5.00 per share and (ii) cancelled all 600,000 Warrants issued in connection with the Notes.

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

On December 6, 2016, the Company, entered into a Common Stock Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Aspire's obligation to make purchases under the Purchase Agreement is subject to, among other things, the Company's Registration Statement on Form S-1 being declared effective by the SEC, which occurred on February 10, 2017. On February 23, 2017, pursuant to a purchase notice issued by the Company to Aspire Capital pursuant to the Purchase Agreement, Aspire Capital purchased 20,000 shares of Common Stock, at a per share price of $7.25, resulting in gross cash proceeds to the Company of $145,000.

 On February 10, 2017, March 3, March 20, and March 21, 2017 the Company sold and issued an aggregate of 237,000 shares of its Common Stock, at a per share price of $6.25, in private placements to four affiliated and accredited investors, for which it received gross cash proceeds of $1,481,250. The affiliated investors were as follows: John Pappajohn, a member of the Board, purchased 72,000 shares for $450,000; RSJ a greater than 10% shareholder and where Mr. Votruba (a member of our Board) is Director for Life Sciences for the RSJ/Gradus Fund, purchased 160,000 shares for $1,000,000; and Mr. Harris, a member of the Board, purchased 5,000 shares for $31,250. The subscription agreement between the Company and RSJ provided for the grant to RSJ by the Company of a right of first refusal through June 30, 2018, to license or to have distribution rights in Europe with respect to any of the Company’s technology and/or intellectual property.

The Company has been funded through multiple rounds of private placements, primarily from members of our Board or our affiliates. For details please refer to Item 2. Private Placement Transactions and Notes 3, and 4 to the Unaudited Condensed Consolidated Financial Statements.

Working Capital, Operating Capital and Capital Expenditure Requirements

As of March 31, 2017, we had approximately $1.8 million in cash and $9.9 million remaining available for stock sales under the terms of the Purchase Agreement with Aspire Capital, compared to $0.3 million of cash as of September 30, 2016. We anticipate that future budget cash expenditures will be approximately $5.75 million over the next twelve months for commercialization of our product, pilot projects, clinical trials and general operations.

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

On December 6, 2016, the Company, entered into a Common Stock Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Aspire's obligation to make purchases under the Purchase Agreement is subject to, among other things, the Company's Registration Statement on Form S-1 related thereto being declared effective by the SEC, which occurred on February 10, 2017. On February 23, 2017, Aspire Capital purchased 20,000 shares of Common Stock, at a per share price of $7.25, resulting in gross cash proceeds to the Company of $145,000.

 On February 10, 2017, March 3, March 20, and March 21, 2017 the Company sold and issued an aggregate of 237,000 shares of its Common Stock, at a per share price of $6.25, in private placements to four affiliated and accredited investors, for which it received gross cash proceeds of $1,481,250. The affiliated investors were as follows: John Pappajohn, a member of the Board, purchased 72,000 shares for $450,000; RSJ a greater than 10% shareholder and where Mr. Votruba (a member of our Board) is Director for Life Sciences for the RSJ/Gradus Fund, purchased 160,000 shares for $1,000,000; and Mr. Harris, a member of the Board, purchased 5,000 shares for $31,250. The subscription agreement between the Company and RSJ provided for the grant to RSJ by the Company of a right of first refusal through June 30, 2018, to license or to have distribution rights in Europe with respect to any of the Company’s technology and/or intellectual property.

For details of these financings please see Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cash on hand as of May 12, 2017 is $1,100,700. As additional cash is needed for operations we may, from time to time, access the Aspire Capital equity line or raise funds through private placement transaction, whichever is more cost effective and available at the time.

Cash Flows

Net cash used in operating activities was $1,601,100 for the six-months ended March 31, 2017, compared to $1,339,900 for the same period in 2016.  Of the net $261,200 increase in cash used for operations between the two periods: in general net cash expenditures increased across the board including: consulting fees which increased by approximately $324,200, system maintenance and development increased by $15,700. These increases were partly offset by a reduction in advertising expenditures of $103,100. The balance of the difference, $236,800, was largely due to the pay-down of balances owed on legal fees and other payables.

During the six-months ended March 31, 2017, the Company spent $88,400 in the purchase of computer equipment and expenditure on our Patient Reported Outcomes app. During the same period in 2016 the Company spent $10,000 in investing activities.

Financing activities for the six-months ended March 31, 2017, consisted of $3.10 million in cash proceeds received from private placements of equity from 13 accredited investors, of which five are affiliated with the Company. For same period in 2016, financing activities were $1.36 million raised from the private placements pursuant to the second amended note & warrant purchase agreement from four affiliated investors of the Company.

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

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of March 31, 2017 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement Transactions

On February 10, 2017, March 3, March 20, and March 21, 2017 the Company sold and issued an aggregate of 237,000 shares of its Common Stock, at a per share price of $6.25, in private placements to four affiliated and accredited investors, for which it received gross cash proceeds of $1,481,250. The affiliated investors were as follows: John Pappajohn, a member of the Board, purchased 72,000 shares for $450,000; RSJ a greater than 10% shareholder and where Mr. Votruba (a member of our Board) is Director for Life Sciences for the RSJ/Gradus Fund, purchased 160,000 shares for $1,000,000; and Mr. Harris, a member of the Board, purchased 5,000 shares for $31,250. The subscription agreement between the Company and RSJ provided for the grant to RSJ by the Company of a right of first refusal through June 30, 2018, to license or to have distribution rights in Europe with respect to any of the Company’s technology and/or intellectual property.

On February 23, 2017, pursuant to a purchase notice issued by the Company to Aspire Capital pursuant to the Purchase Agreement, Aspire Capital purchased 20,000 shares of Common Stock, at a per share price of $7.25, resulting in gross cash proceeds to the Company of $145,000.

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

Item 5.        Other Information

During the quarter ended March 31, 2017, we appointed Donald E. D'Ambrosio to serve as our Chief Financial Officer and Secretary, following the retirement of Paul Buck from such offices. For more information regarding the terms of Mr. D'Ambrosio's employment, including compensation, please refer to our Form 8-K filed with the SEC on April 3, 2017.

Donald E. D’ Ambrosio, Chief Financial Officer and Secretary

Donald E. D’Ambrosio joined the Company as our Chief Financial Officer and Secretary effective March 31, 2017. Prior to joining the Company, Mr. D’Ambrosio founded and built Oxygen Funding, Inc. (“Oxygen Funding”), an asset-based lending company specializing in providing working capital to small businesses, where he served as President, CEO and CFO from December 2007 to February 2017. During Mr. D’Ambrosio’s tenure, Oxygen Funding grew to fund over $100 million of client receivables. Prior to founding Oxygen Funding, Mr. D’Ambrosio worked at BNC Mortgage, Inc. (later BNC Mortgage LLC) (collectively “BNC”), a specialty finance company that originated and sold non-conforming residential mortgage loans, where he held positions of increasing responsibility from 1996 to 2007, including controller and, ultimately, SVP, and CFO. Within BNC, Mr. D’Ambrosio played a key role in BNC’s IPO (which raised $35 million), in BNC’s listing on NASDAQ on March 10, 1998 and in BNC’s leveraged management buyout by Lehman Brothers in 2000, which took BNC private. BNC fi led a voluntary petition for bankruptcy in January 2009 under Chapter 11 of the United States Bankruptcy Code. Mr. D’Ambrosio has been a featured speaker for the U.S. Small Business Association and a writer for The Commercial Factor magazine. Mr. D’Ambrosio holds a Bachelor of Business Administration degree with an emphasis in accounting from Temple University. Mr. D’Ambrosio joins the Company with his skill and experience as a CFO, along with his IPO and NASDAQ up-listing experience.

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

MYnd Analytics, Inc.

Date: May 15, 2017		/s/ George Carpenter
	By:	George Carpenter
	Its:	Chief Executive Officer (Principal Executive Officer)

/s/ Don D’Ambrosio
	By:	Don D’Ambrosio
	Its:	Chief Financial Officer (Principal Financial Officer)

