Form 10-Q
period 2017-06-30
MYnd Analytics, Inc.
filed 2017-08-14
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of August 14, 2017, the issuer had 4,239,061 shares of common stock, par value $0.001 per share, issued and outstanding.

MYnd Analytics, Inc.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
REVENUES
Neurometric Services	$40,400	$21,100	$94,500	$66,500

OPERATING EXPENSES
Cost of neurometric services revenue	16,200	1,500	23,700	4,100
Research	40,600	17,500	101,500	62,800
Product development	278,900	224,900	867,000	531,200
Sales and marketing	292,100	158,100	589,600	414,200
General and administrative	966,800	428,300	2,922,800	1,178,100

Total operating expenses	1,594,600	830,300	4,504,600	2,190,400

OPERATING LOSS	(1,554,200)	(809,200)	(4,410,100)	(2,123,900)

OTHER INCOME (EXPENSE):
Interest expense, net	(1,900)	(487,900)	(5,800)	(1,227,700)
Loss on extinguishment of debt	—	—	—	(2,337,400)
Finance fees	—	(20,000)	—	(20,000)
Gain on derivative liabilities	—	237,700	—	1,035,900
Legal settlement accrual	—	(275,000)	—	(275,000)
Total other income (expense)	(1,900)	(545,200)	(5,800)	(2,824,200)
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,556,100)	(1,354,400)	(4,415,900)	(4,948,100)
Income taxes	16,300	—	48,700	300
NET LOSS	$(1,572,400)	$(1,354,400)	$(4,464,600)	$(4,948,400)

BASIC AND DILUTED LOSS PER SHARE:
From continuing operations	$(0.62)	$(2.53)	$(1.91)	$(9.50)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	2,535,394	535,805	2,336,283	520,412

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	(As Revised) September 30, 2016
ASSETS
CURRENT ASSETS:
Cash	$409,300	$318,200
Accounts receivable, net	6,000	5,100
Prepaid insurance	90,500	59,800
Prepaid other assets	29,900	18,800
Total current assets	535,700	401,900
Furniture and equipment, net	85,300	9,500
Intangible assets, net	88,200	87,100
Investment in Arcadian	125,900	—
Deferred offering costs	367,200	—
Other assets	11,700	13,600
TOTAL ASSETS	$1,214,000	$512,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
CURRENT LIABILITIES:
Accounts payable (including $0 and $10,000 to related parties as of June 30, 2017, and September 30, 2016, respectively)	$1,072,100	$426,600
Accrued liabilities	93,700	64,900
Accrued compensation	546,200	587,200
Accrued compensation – related parties	358,400	358,400
Deferred revenue - grant funds	45,900	45,900
Current portion of note payable	45,800	56,300
Current portion of capital lease	1,300	1,200
Total current liabilities	2,163,400	1,540,500

LONG-TERM LIABILITIES
Long-term portion of note payable	—	31,400
Long-term portion of capital lease	3,700	4,700
Total long-term liabilities	3,700	36,100
TOTAL LIABILITIES	2,167,100	1,576,600
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; authorized 15,000,000 shares, 0 shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	—	—
Common stock, $0.001 par value; authorized 500,000,000 shares and issued and outstanding 2,539,061 shares and 1,941,061 shares as of June 30, 2017 and September 30, 2016, respectively	2,500	1,900
Additional paid-in capital	72,042,800	67,467,400
Accumulated deficit	(72,998,400)	(68,533,800)
Total stockholders’ deficit	(953,100)	(1,064,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,214,000	$512,100

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended June 30,
	2017	2016 (As Revised)
OPERATING ACTIVITIES:
Net loss	$(4,464,600)	$(4,948,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,100	3,900
Gain on derivative liability valuation	—	(1,035,900)
Stock-based compensation	1,294,800	240,400
Non-cash common stock to vendors for services	149,000	—
Loss on extinguishment of debt	—	2,337,400
Financing expenses	—	1,225,200
Legal settlement	—	275,000
Changes in operating assets and liabilities:
Accounts receivable	(900)	8,600
Prepaids and other assets	(39,900)	(68,500)
Accounts payable and accrued liabilities	397,600	(118,700)

Accrued compensation	(41,000)	51,100
Net cash used in operating activities	(2,671,900)	(2,029,900)
INVESTING ACTIVITES:
Purchase of furniture and equipment	(87,100)	(2,800)
Investment in Arcadian	(120,000)	—
Costs incurred to develop intangible assets	(22,900)	(65,700)
Net cash used in investing activities	(230,000)	(68,500)
FINANCING ACTIVITIES:
Principal payments on note payable	(41,900)	—
Principal payments on capital lease	(900)	(2,900)
Proceeds from sale of common stock, private placement	2,981,300	—
Proceeds from sale of common stock, purchase agreement	145,000	—
Net proceeds from issuance of secured convertible debt	—	2,100,000
Deferred offering costs	(90,500)	—
Net cash provided by financing activities	2,993,000	2,097,100
NET INCREASE(DECREASE) IN CASH	91,100	(1,300)
CASH- BEGINNING OF THE PERIOD	318,200	432,100
CASH- END OF THE PERIOD	$409,300	$430,800
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,800	$2,400
Income taxes	$48,700	$300
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Common Stock issued for Investment in Arcadian	$5,900	$—
Unpaid deferred offering costs	$276,700	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2017

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2016 (Audited) (As Revised)	1,941,061	$1,900	$67,467,400	$(68,533,800)	$(1,064,500)
Stock-based compensation	—	—	1,294,800	—	1,294,800
Stock issued for private placement of shares	477,000	500	2,980,800	—	2,981,300
Stock issued for purchase agreement to Aspire Capital	20,000	—	145,000	—	145,000
Commitment shares issued to Aspire Capital pursuant to Purchase Agreement	80,000	100	(100)	—	—
Common Stock issued to vendors for services	20,000	—	149,000	—	149,000
Common Stock issued to Arcadian	1,000	—	5,900	—	5,900
Net loss	—	—	—	(4,464,600)	(4,464,600)
Balance at June 30, 2017	2,539,061	$2,500	$72,042,800	$(72,998,400)	$(953,100)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

The Company is a predictive analytics company that has developed a decision support tool to help physicians reduce trial and error treatment in mental health and provide more personalized care to patients. The Company provides objective clinical decision support to healthcare providers for the personalized treatment of behavioral disorders, including depression, anxiety, bipolar disorder, post-traumatic stress disorder (“PTSD”) and other non-psychotic disorders. The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to a range of medications prescribed for the treatment of behavioral disorders. The Company continues to be focused on military personnel and their family members who are suffering from depression, PTSD and other disorders through the military, Veterans Administration, and Canadian Forces. Commercial expansion is focused on payer and self-insured markets, provider direct sales to multi-physician and multi-practice provider groups, and patient direct referrals to these groups. The Company continues to expand its database, including younger adults and adolescents.

The Company acquired the Neuro-Therapy Clinic, Inc. (“NTC”) on January 15, 2008, to provide behavioral health care services.  NTC’s operations were discontinued effective September 30, 2012. All share amounts are reflective of the reverse split.

On September 21, 2016, the Company effected a 1-for-200 reverse stock-split (“reverse split”) of its common stock, par value $0.001 per share (the “Common Stock”),where every 200 shares of the Company’s Common Stock issued and outstanding immediately prior to the reverse-split were automatically combined into one share of Common Stock. Because the Amendment did not reduce the number of authorized shares of Common Stock, the effect of the Amendment was to increase the number of shares of Common Stock available for issuance relative to the number of shares issued and outstanding. All share amounts stated in the document are reflective of the reverse split.

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

In addition, on any date on which the Company submits a purchase notice to Aspire Capital in an amount equal to 50,000 shares and the closing sale price of the Company’s stock is greater than $0.50 per share, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of Common Stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for Common Stock traded on its principal market on the VWAP Purchase Date.

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

Liquidity

During the nine months ended June 30, 2017, the Company incurred a net loss of $4.5 million and used $2.7 million of net cash in operating activities. As of June 30, 2017, the Company’s accumulated deficit was $73.0 million. In connection with these condensed consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due for the next twelve months from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, negative cash flows from operating activities, and a net working capital deficit.

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million. As of August 14, 2017, approximately $9.9 million under the Purchase Agreement remains available for sale to Aspire Capital.

To meet our short and long-term liquidity needs, management expects to use existing cash balances (including cash raised from the July offering), our revenue generating activities and a variety of other means, including raising funds by selling additional securities to the public or to selected investors in PIPE transactions, utilizing the Aspire line, or by obtaining debt financing. Other sources of liquidity could include partnerships and/or collaborations and/or sale of assets. In addition, we will continue to seek as appropriate grants for scientific and clinical studies from various governmental agencies and foundations. Additionally, the company expects to continue to generate revenues to offset expenses.

There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

Based on the Company’s current operating plan, management anticipates that, given current working capital levels, current financial projections, and the funds raised in the public offering described above, the Company will be able to meet its financial obligations as they become due over the next twelve months.

Recent Private Placements

Between September 30, 2016, and March 20, 2017, the Company sold and issued an aggregate of 477,000 shares of its Common Stock, at a per share price of $6.25, in private placements to 13 accredited investors, for which it received gross cash proceeds of $2,981,300. Five of the 13 accredited investors were affiliates of the Company which represented 70% of such cash proceeds.

Public Offering

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million (See Note 7 for additional details on the equity financing).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and are in accordance with generally accepted accounting principles (’GAAP”) in the United States of America.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, an inactive parent company, and its wholly owned operating subsidiaries CNS California and NTC, which is a dormant company. There were no intercompany transactions to be eliminated on consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, useful lives of furniture and equipment, intangible assets, provision for income taxes, valuation of equity instruments, and accrued liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Cash

The Company deposits its cash with major financial institutions which may, at times, exceed the federally insured limit of $250,000. The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2017, the Company did not have any derivative financial instruments.

Investments

On April 1, 2017, the Company entered into a Master Purchase and Option Agreement with Arcadian Telepsychiatry LLC (“Arcadian”), a Pennsylvania based Limited Liability Company and Mr. Robert Plotkin, who, prior to the transaction, was the sole member and owned 100% of the membership interests in Arcadian. The Company made a $100,000 capital contribution to Arcadian and issued 1,000 shares of Common Stock to Mr. Plotkin for a membership interest equal to 10% of the outstanding membership interests, together with any and all rights, privileges and interests in Arcadian resulting from, associated with or arising from the purchased membership interests. The value of the 1,000 shares of Common Stock issued on the date of the grant on April 1, 2017, was valued at $5.90 per share for a total of $5,900. On June 19, 2017, the Company made an additional $20,000 capital contribution to Arcadian.

Fair Value Measurements

The fair value of financial assets and liabilities that are being measured and reported are defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market at the measurement date (exit price). The Company is required to classify fair value measurements in one of the following categories:

Level 1 inputs are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 inputs are defined as inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly.

Level 3 inputs are defined as unobservable inputs for the assets or liabilities. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The Company had no financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017, and September 30, 2016.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection which as of June 30, 2017 and September 30, 2016 are $1,200 and $1,200 respectively.

Furniture and Equipment

Furniture and Equipment, which are recorded at cost, consist of office furniture and equipment which are depreciated, over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be between three and five years.  Depreciation expense on furniture and equipment for the nine months ended June 30, 2017 and 2016 was $11,400 and $2,300 respectively.  Accumulated depreciation at June 30, 2017 and 2016 was $75,900 and $64,500, respectively.

Long-Lived Assets

As required by ASC 350-30 the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the nine- months ended June 30, 2017 or 2016.

Intangible Assets

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheets. Capitalized software development costs are amortized over three years. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At June 30, 2017, the Company had $101,200 in capitalized software development costs. The Company started amortizing the software over its estimated economic life once it was placed into service in September 2016. Amortization was $20,200 for the nine months ended June 30, 2017 and $0 for the nine month ended June 30, 2016.  Accumulated amortization on the intellectual property was $22,400 and $2,200 at June 30, 2017 and at September 30, 2016 respectively.

On November 23, 2011, the Company acquired intellectual property in the form of transcranial magnetic stimulation (TMS) biomarkers at a cost of $21,200 which was recorded at cost and is being amortized over its estimated useful life of 10 years on a straight-line basis. Amortization was $1,600 for the nine months ended June 30, 2017 and $1,600 for the nine month ended June 30, 2016.  Accumulated amortization on the intellectual property was $11,800 and $10,200 at June 30, 2017 and at September 30, 2016 respectively.

Accrued Compensation

Accrued compensation consists of accrued vacation, accrued bonuses, and accrual of withholding taxes on certain common stock awards. The accrued compensation was $546,200 as of June 30, 2017 and $587,200 as of September 30, 2016.

Deferred Revenue

Deferred revenue represents cash collected in advance of services being rendered but not earned as of June 30, 2017 and 2016. This represents a philanthropic grant for the payment of PEER Reports ordered in a clinical trial for a member of the U.S. Military, a veteran or their family members, the cost of which is not covered by other sources. These deferred revenue grant funds total $45,900 as of June 30, 2017 and September 30, 2016.

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

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the nine months ended June 30, 2017 and 2016 advertising expenses were $41,700 and $148,300 respectively.

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

ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company adopted the provisions of ASC 740 and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. Federal and California as our “major” tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2013 through 2015 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2012 through 2015 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.  In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740.  Our policy for recording interest and penalties associated with income tax based audits is to record such items as a component of income taxes.

Comprehensive Income (Loss)

ASC 220-10 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the three months and nine months ended June 30, 2017 and 2016.

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock.

Restatement of Prior Period

The condensed consolidated financial statements for the Company’s fiscal quarter ended December 31, 2016 were restated to reflect: (i) the proper accounting treatment of the issuance of Commitment Shares with Aspire Capital as offering costs netted against additional paid in capital as part of stockholders equity and to reverse the associated amortization expense recorded therewith, and (ii) the effect thereof on the Company’s accompanying condensed consolidated financial statements, notes to the condensed consolidated financial statements. The incorrectly classified balance sheet item was non-cash in nature and the Company’s original report did not overstate available cash and cash equivalents nor did it understate its losses for the period. In connection therewith, on March 30, 2017, the Company filed with the SEC a report on Form 8-K reporting the restatement, as well as Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016.

Recent Accounting Pronouncements

Apart from the below-mentioned recent accounting pronouncements, there are no new accounting pronouncements that are currently applicable to the Company.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) and has subsequently issued a number of amendments to ASU 2014-09. The new standard, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for us beginning January 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet selected the transition method. The Company is currently evaluating the method and timing of its adoption and impact of adopting this new standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires that a lessee recognize lease assets and lease liabilities for those leases classified as operating leases. The guidance is effective for interim and annual periods beginning after December 15, 2018, and will be applied at the beginning of the earliest period presented using a modified retrospective approach. This ASU may have a material impact on the Company’s financial statements. The impact on the Company’s results of operations is currently being evaluated.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for forfeitures, and classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The guidance will be applied prospectively, retrospectively, or by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, dependent upon the specific amendment that is adopted within the ASU. The adoption of this new guidance did not have a material effect on the consolidated results of operations, cash flows, and financial position.

In December 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230). Restricted Cash: this update clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires a reconciliation of totals in the statement of cash flows to the related cash and cash equivalents and restricted cash captions in the balance sheet. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on our financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting,” to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. For all entities, including emerging growth companies, the standard is effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

3.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

Reverse Stock Split

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

Issuance of Common Stock

On January 15, 2016, the Company engaged an investor relations firm for a 12 month long consulting agreement to provide public and investor relations services. The fee for the services was $5,000 per month, plus out-of-pocket expenses. As an origination fee for the agreement, the Board approved the issuance of 1,500 shares of common stock to a member of the investor relations firm on January 15, 2016. The agreement with DGI was cancelled in May 2016.

 On January 18, 2017, the Company engaged an investor relations firm for a 6-month consulting agreement to provide investor relations services. The monthly fee for the services was comprised of $4,000, reimbursement for out-of-pocket expenses, and an aggregate of 2,500 shares of Common Stock. On March 15, 2017, the contract with this firm was amended to waive two months of consulting fees, and to cap at the total number of shares of Common Stock payable thereunder at 10,000.

On April 1, 2017, the Company entered into a Master Purchase and Option Agreement with Arcadian Telepsychiatry LLC (“Arcadian”), a Pennsylvania based Limited Liability Company and Mr. Robert Plotkin, who, prior to the transaction, was the sole member and owned 100% of the membership interests in Arcadian. The Company made a $100,000 capital contribution to Arcadian and issued 1,000 shares of Common Stock to Mr. Plotkin for a membership interest equal to 10% of the outstanding membership interests, together with any and all rights, privileges and interests in Arcadian resulting from, associated with or arising from the purchased membership interests. The value of the 1,000 shares of Common Stock issued on the date of the grant on April 1, 2017, was valued at $5.90 per share for a total of $5,900. On June 19, 2017, the Company made an additional $20,000 capital contribution to Arcadian.

On April 19, 2017 the Company engaged a public relations firm for a 3-month long consulting agreement to provide media advertising services. The monthly fee for the services is $10,000 and 5,000 shares of Common Stock.

See “--2012 Omnibus Incentive Compensation Plan” below for a discussion of equity based awards granted under the Company’s incentive compensation plan.

Conversion of Notes and Cancellation of Warrants

On September 19, 2016, the Company entered into the Second Omnibus Amendment (the “Second Omnibus Amendment”), with a majority of over 80% of the holders of certain convertible notes issued between September 2014 and August 2016 in aggregate principal amount of $6,000,000 (the “Notes”), thereby amending: (i) the Notes, (ii) that certain second amended and restated note and warrant purchase agreement dated as of December 23, 2015, as thereafter amended and (iii) the warrants (“Warrants”) issued in connection with the Notes. Pursuant to the Second Omnibus Amendment, the Company had the option, exercisable at any time after September 1, 2016, to mandatorily convert all Notes into shares of the Company’s common stock at $5.00 per share. The Company exercised its mandatory conversion right on September 19, 2016 and, on September 21, 2016, (i) converted the entire outstanding $6,000,000 principal balance of the Notes, plus accrued interest of $317,000 thereon, into an aggregate of 1,263,406 shares of the Company’s common stock at a conversion price of $5.00 per share, and (ii) cancelled all Warrants (for details refer to Note 3. The Convertible Debt and Equity Financing of Form 10-K filed with the SEC on December 22, 2016).

Private Placement of Common Stock

On November 30, 2016, the Company sold and issued an aggregate of 160,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to six accredited investors, for which it received gross cash proceeds of $1,000,000. Three of the six accredited investors are affiliates of the Company, and represented 50% of the cash proceeds as follows: Dr. Robin Smith, our Chairman of the Board purchased 16,000 shares for $100,000; John Pappajohn, a member of the Board, purchased 32,000 shares for $200,000; and the Tierney Family Trust, of which our former Board member, Thomas Tierney is a trustee, purchased 32,000 shares for $200,000.

On December 21, 2016, the Company sold and issued an additional 48,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to four accredited investors, for which it received gross cash proceeds of $300,000.

On December 29, 2016, the Company sold and issued an additional 32,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to two accredited investors, resulting in gross cash proceeds of $200,000, in which one investor, John Pappajohn, a member of the Board, purchased 16,000 shares for $100,000.

From February 10, 2017 through March 21, 2017, the Company sold and issued an additional 237,000 shares of its Common Stock, at a per share price of $6.25, in private placements to four affiliated and accredited investors, resulting in gross cash proceeds to the Company of $1,481,300. The affiliated investors were as follows: RSJ, purchased 160,000 shares for $1,000,000; John Pappajohn, a member of the Board, purchased 72,000 shares for $450,000; Geoffrey Harris is a member of the Board purchased 5,000 shares for $31,300. RSJ is a greater than 10% stockholder of the Company and Michal Votruba, who serves as a Director for Life Sciences at the RSJ/Gradus Fund, has served as a member of our Board since July 30, 2015. The subscription agreement between the Company and RSJ provided for the grant to RSJ by the Company of a right of first refusal through June 30, 2018, to license or to have distribution rights in Europe with respect to any of the Company’s technology and/or intellectual property.

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

On February 23, 2017, pursuant to a purchase notice issued by the Company to Aspire Capital pursuant to the Purchase Agreement, Aspire Capital purchased 20,000 shares of Common Stock, at a per share price of $7.25, resulting in gross cash proceeds of $145,000.

The issuance of shares of common stock that may be issued from time to time to Aspire Capital under the Purchase Agreement are exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Stock-Option Plans

2006 Stock Incentive Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (“ISO”) or non-statutory stock options (“NSO”), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the Board. A total of 3,339 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of June 30, 2017, there were 2,124 shares outstanding under the amended 2006 Plan and 754 shares remained available for grant upon the expiration of the plan in July 2016. The outstanding options have exercise prices to purchase shares of Common Stock ranging from $2,400 to $6,540 with an average exercise price of $4,118.

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

On April 5, 2016, the Board granted options to purchase 7,250 shares of Common Stock under the 2012 Plan to staff members and options to purchase 1,000 shares of Common Stock to our consultant, Decision Calculus Associates (“DCA”). These options vest pro-rata over 12 months starting on the date of grant and have an exercise price of $5.10 per share, which was the closing price on the OTC.QB of the Company’s Common Stock on the date of grant.

On April 5, 2016, the Board granted shares of Common Stock to Board members as follows: 5,000 shares to our Chairman, Dr. Smith, 2,500 shares to the Chairman of our Audit Committee, Mr. Harris and 1,250 shares to each of our remaining directors, Messrs. Pappajohn, Follman, McAdoo, Sassine and Votruba. Mr. Votruba’s shares are assigned to RSJ Investments SICAV a.s. (formerly RSJ Private Equity investiční fond s proměnným základním kapitálem) (“RSJ”) RSJ PE, where Mr. Votruba is Director for Life Sciences for the RSJ/Gradus Fund. These shares, which are fully vested, were valued at $5.10 per share, the closing price of the shares on the day of grant, and were valued in aggregate at $70,100.

 Also on April 5, 2016, the Board granted 5,000 shares of Common Stock to each of the two officers of the Company, George Carpenter, CEO and Paul Buck, its former CFO. The shares vest as follows: 50% vested on the date of grant and the remaining 50% vest pro rata over twelve months starting on the date of grant. These shares were valued at $5.10 per share, the closing price of the shares on the date of grant, and were valued in aggregate at $51,000. 50% of the value was expensed on the date of grant and remaining 50%, $25,500. At March 31, 2017 the grant is fully vested.

On September 22, 2016 the Board amended the 2012 Plan to: (i) increase the total number of shares of Common Stock available for grant under the 2012 Plan from 200,000 shares to an aggregate of 500,000 shares, (ii) add an “evergreen” provision which, on January 1st of each year through 2022, automatically increases the number of shares subject to the 2012 Plan by the lesser of: (a) a number equal to 10% of the shares of Common Stock authorized under the 2012 Plan as of the preceding December 31st, or (b) an amount, or no amount, as determined by the Board, but in no event may the number of shares of Common Stock authorized under the 2012 Plan exceed 885,781 and (iii) increase the annual individual award limits under the 2012 Plan to 100,000 shares of Common Stock, subject to adjustment in accordance with the 2012 Plan. These amendments to the 2012 Plan were approved by our stockholders at the Annual Meeting held on November 1, 2016.

On September 22, 2016, the Board granted options to purchase 144,000 shares of Common Stock under the 2012 Plan at an exercise price of $6.00 to certain directors and officers as follows:

●      our Chairman Dr. Smith was granted options to purchase 40,000 shares of Common Stock a portion of which vest in accordance with the satisfaction of certain performance criteria;

●      our CEO, George Carpenter, was granted options to purchase 32,000 shares of Common Stock some of which vested as follows: (a) 25% vested on the date of grant, (b) 25% vested on the date that we received CNS approval to bill Medicare, (c) 25% vested upon signing a multi-practitioner group to use our PEER technology, and (d) 25% will vest upon signing a healthcare system to use our PEER technology;

●      our former CFO, Paul Buck, was granted options to purchase 32,000 shares of Common Stock some of which vested as follows: (a) 25% vested on the date of grant, (b) 25% vested on the date that we received CNS approval to bill Medicare, (c) 25% will vest upon signing a healthcare system to use our PEER technology and (d) 25% will vest upon up-listing to an exchange in 1 year;

●       two of our outgoing directors, Mr. McAdoo and Mr. Sassine, were each granted 20,000 fully vested options to purchase Common Stock, these options have an exercise period of 12 months from the date of issuance.

On September 22, 2016, pursuant to the 2012 Plan, the Board granted shares of Common Stock to Board members as follows: 40,000 shares to our Chairman, Dr. Smith, and 20,000 shares to each of our directors, Messrs. Pappajohn, Follman, Harris and Votruba. Mr. Votruba’s shares are assigned to RSJ. These shares, were valued at $6.00 per share, the closing price of the shares on the day of grant, and were valued in aggregate at $720,000. Our outgoing directors, Mr. McAdoo and Mr. Sassine were offered stock, however, elected to each receive 20,000 fully vested options to purchase shares of Common Stock.

On September 29, 2016, pursuant to the 2012 Plan, the Board granted 20,000 shares of Common Stock to Thomas Tierney upon his appointment to the Board. These shares were valued at $6.00 per share, the closing price of the shares on the day of grant, and were valued in aggregate at $120,000.

The stock grants on September 22 and 29, 2016, which combined are valued in aggregate at $840,000 are being vested over the 12-month period that directors are anticipated to serve until the next annual meeting. For additional information regarding the reclassification of these and certain other grants as Additional Paid in Capital, see “-- Reclassification of Prepaid Stock Compensation as Additional Paid in Capital”.

On October 2, 2016, the Compensation Committee of the Board granted options to purchase 102,000 shares of the Company’s Common Stock under the 2012 Plan to staff members. These options vest pro-rata over 12 months starting on the date of grant. Exercise price of the options was the closing price on the OTC-QB of the Company’s Common Stock on the date of grant which was $6.00 per share.

On February 16, 2017, the Compensation Committee of the Board granted options to purchase 5,000 shares of the Company’s Common Stock under the 2012 Plan to a staff member. These options vest pro-rata over 36 months starting on the date of grant. Exercise price of the options was the closing price on the OTC-QB of the Company’s Common Stock on the date of grant which was $7.25 per share.

On March 31, 2017, the Compensation Committee of the Board granted options to our Chief Financial Officer Mr. D’Ambrosio to purchase 18,000 shares of the Company’s common stock at an exercise price of $5.90 per share, which was the closing price on the OTC-QB of the Company’s Common Stock on the date of grant, with: (i) the option to purchase 15,000 shares vesting in equal monthly installments over 36 months from March 31, 2017, and (ii) the option to purchase 3,000 shares vesting upon the Company’s successful listing of its common stock on a national securities exchange.

On May 30, 2017, the Compensation Committee of the Board granted options to purchase 10,000 shares of the Company’s Common Stock under the 2012 Plan to a staff member. These options vest based on certain milestones being met. Exercise price of the options was the closing price on the OTC-QB of the Company’s Common Stock on the date of grant which was $6.00 per share.

As of June 30, 2017, options to purchase 353,546 shares of Common Stock were outstanding under the 2012 Plan with exercise prices ranging from $5.10 to $600, with a weighted average exercise price of $8.58. Additionally, 143,750 restricted shares of Common Stock have been issued under the 2012 Plan, leaving 52,704 shares of Common Stock available to be awarded. Per the abovementioned “evergreen” provision, an additional 50,000 shares were automatically allocated for distribution under the 2012 Plan as of January 1, 2017.

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, or specific milestones outlined by senior management, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the three and nine months ended June 30, 2017 and 2016 is as follows:

	For the three months ended June 30,
	2017	2016
Research	$2,200	$10,400
Product development	85,100	15,600
Sales and marketing	23,500	7,700
General and administrative	721,300	7,800
Total	$832,100	$41,500

	For the nine months ended June 30,
	2017	2016
Research	$10,900	$31,200
Product development	275,500	32,400
Sales and marketing	70,400	22,600
General and administrative	938,000	26,200
Total	$1,294,800	$112,400

Total unrecognized stock-based compensation expense as of June 30, 2017 amounted to $416,700.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2016	223,120	$50.98
Granted	102,000	6.00
Exercised	—	—
Expired	(25)	1,800.00
Outstanding at December 31, 2016	325,095	$36.74
Granted	23,000	6.19
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2017	348,095	$34.72
Granted	10,000	6.00
Exercised	—	—
Forfeited	(2,425)	150.52
Outstanding at June 30, 2017	355,670	$33.12

Following is a summary of the status of options outstanding at June 30, 2017:

Exercise Price ($)	Number of Shares	Expiration Date	Weighted Average Exercise Price ($)
2012 Omnibus Incentive Compensation Plan
$5.10	8,250	04/2026	$5.10
5.90	18,000	03/2027	5.90
6.00	256,000	09/2026 – 05/2027	6.00
7.25	5,000	02/2027	7.25
11.00	8,750	08/2025	11.00
9.44	43,978	12/2022 – 01/2023	9.44
50.00	11,227	03/2023 – 01/2025	50.00
52.00	2,125	07/2024	52.00
600.00	216	03/2022	600.00
Total 2012 Plan	353,546		$8.94

2006 Stock Incentive Plan
$2,400.00	144	03/2019 – 07/2020	$2,400.00
2,820.00	51	03/2021	2,820.00
3,060.00	7	09/2018	3,060.00
3,300.00	1,250	03/2020	3,300.00
4,800.00	24	12/2017	4,800.00
5,340.00	162	09/2017	5,340.00
5,760.00	61	04/2018	5,760.00
6,540.00	425	08/2017	6,540.00
Total 2006 Plan	2,124		$4,118.16
Total options outstanding	355,670	Average	$33.12

Total Options outstanding as of 6/30/2017: 355,670, including vested 265,417 shares and unvested 90,253 shares.

Warrants to Purchase Common Stock

The warrant activity for the period starting October 1, 2016, through June 30, 2017, is described as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2016	7,160	$50.41
Granted	—	—
Exercised	—	—
Expired	(14)	200.00
Forfeited	—	—
Outstanding at December 31, 2016	7,146	$50.12
Granted	—	—
Exercised	—	—
Expired	(251)	103.78
Forfeited	—	—
Outstanding at March 31, 2017	6,895	$48.17
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2017	6,895	$48.17

Following is a summary of the status of warrants outstanding at June 30, 2017:

Exercise Price		Number of Shares		Expiration Date	Weighted Average Exercise Price
	$9.44	191		03/2018	$9.44
	10.00	4,000	(1)	06/2021	10.00
	50.00	1,000		07/2017	50.00
	55.00	1,620		06/2018 – 03/2019	55.00
	1,800.00	84		07/2017	1,800.00
$	Total	6,895			$48.17

(1)    On June 10, 2016, we issued two warrants, pursuant to a Finder’s Fee Agreement with Maxim Group LLC, to purchase in aggregate 4,000 shares of Common Stock following the introduction of an accredited investor who entered into a Second Amended Note and Warrant Purchase Agreement in the principal amount of $200,000. Each warrant is exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that is forty-five (45) days following the date on which the daily closing price of shares of the Company’s Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company’s Common Stock is traded or listed) exceeds $50.00 for at least ten (10) consecutive trading days. Pursuant to the Finder’s Fee Agreement, Maxim was also paid $20,000 cash for their efforts.

At June 30, 2017, there were warrants outstanding to purchase 6,895 shares of the Company’s Common Stock. The exercise prices of the outstanding warrants range from $9.44 to $1,800 with a weighted average exercise price of $48.17. The warrants expire at various times starting 2017 through 2021.

4.	PRIOR YEAR REVISION

During the quarter ended June 30, 2017, we revised our consolidated balance sheets as of September 30, 2016, December 31, 2016, and March 31, 2017 to correct the accounting for certain common stock awards granted in 2015 and 2016 to board members. Previously, certain stock grant compensation was presented as prepaid common stock when the compensation should have been recognized ratably as the stock awards vested. The revision, which we determined is not a material error, had no impact on loss from operations, or cash flows.

The impact on the individual line items of our consolidated balance sheets as of September 30, 2016, December 31, 2016, and March 31, 2017 from the adjustment was as follows:

Consolidated Balance Sheet as of September 30, 2016:

	Previously Reported	Adjustments	Revised
Prepaid Common Stock	$808,000	$(808,000)	$—
Additional Paid in Capital	$68,275,400	$(808,000)	$67,467,400

Consolidated Balance Sheet as of December 31, 2016:

	Previously Reported	Adjustments	Revised
Prepaid Common Stock	$588,100	$(588,100)	$—
Additional Paid in Capital	$70,056,100	$(588,100)	$69,468,000

Consolidated Balance Sheet as of March 31, 2017:

	Previously Reported	Adjustments	Revised
Prepaid Common Stock	$368,300	$(368,300)	$—
Additional Paid in Capital	$71,950,300	$(368,300)	$71,582,000

While there was no change to the previously reported net cash used in operating activities for the nine months ended June 30, 2016, we did decrease the “amortization of grant of common stock” and increase “stock-based compensation” by $128,000. There were no other changes to the previously issued statement of cash flows for the nine months ended June 30, 2016.

5.	RELATED PARTY TRANSACTIONS

Notes: Conversion of Notes

Between September 22, 2014, and August 16, 2016, the Company raised an aggregate principal amount of $6.0 million in Notes, which along with $317,000 of interest thereon, were converted on September 21, 2016 into 1,263,406 shares of Common Stock at $5.00 per share. Of the $6.0 million of Notes sold by the Company, $5.3 million were purchased by directors, an officer and greater than 5% shareholders of the Company and converted into shares as follows.

		Principal Investment in Convertible Notes	Interest Earned At conversion	Shares Issued on conversion
RSJ	(1)	$2,100,000	122,200	444,454
John Pappajohn	(2)	1,600,000	52,500	290,498
Tierney Family Trust	(3)	640,000	46,600	137,328
Follman Family Trust	(4)	550,000	20,400	114,074
Robin Smith MD	(5)	100,000	3,900	20,776
Geoffrey Harris	(6)	10,000	300	2,058
George Carpenter	(7)	100,000	1,300	20,254
Oman Ventures	(8)	200,000	20,400	44,089
		$5,300,000	267,600	1,073,531

(1)	RSJ is a greater than 10% shareholder. Michal Votruba, a Director for Life Sciences for the RSJ/Gradus Fund, joined our Board on July 30, 2015.
(2)	John Pappajohn is a member of the Board. He purchased $1,600,000 of Notes of which $200,000 were assigned to four accredited investors on September 6, 2015. Approximately $10,400 of the total interest was attributable to such transferred Notes, resulting in an aggregate of 42,084 shares being issued upon the conversion of such transferred Notes.
(3)	Thomas Tierney is a trustee of the Tierney Family Trust. Mr. Tierney was a member of our Board between September 2016 and July 2017, and prior to that, between February 2013 and May 2015. The Tierney Family Trust is a greater than 5% shareholder of the Company.
(4)	Robert Follman is a trustee of the Follman Family Trust and was a member of the Board through July 2017.
(5)	Dr. Robin Smith is the Chairman of the Board.
(6)	Geoffrey Harris is a member of the Board and Chairman of the Audit Committee.
(7)	George Carpenter is the CEO of the Company.
(8)	Mark & Jill Oman are the beneficial owners of Oman Ventures and were greater than 5% shareholders of the Company.

Cancellation of Warrants

In connection with the issuance of Notes, the Company also issued Warrants to the purchasers of the Notes, including the affiliates referenced above under “— Notes; Conversion of Notes “. Upon conversion of the Notes on September 21, 2016, the Company also cancelled all Warrants issued in connection with such Notes. See Note 3, Stockholders Equity—Common and Preferred Stock— Conversion of Notes and Cancellation of Warrants”, for additional detail.

Transactions with RSJ, Greater than 5% Stockholder

RSJ participated in the Convertible Debt Financing. Please see “—Issuance and Mandatory Conversion of Senior Convertible Notes” and “—Cancellation of Warrants” above for more information.

On March 20, 2017, the Company entered into a subscription agreement (the “Subscription Agreement”) pursuant to which it sold and issued an aggregate of 160,000 shares of Common Stock, at a price of $6.25 per share, in a private placement to RSJ, for which the Company received gross cash proceeds of $1,000,000. RSJ is a greater than 10% shareholder. Michal Votruba, a Director for Life Sciences for the RSJ/Gradus Fund, joined our Board on July 30, 2015. Pursuant to the Subscription Agreement, the private placement is not subject to a minimum or maximum amount, and the Company cannot provide any assurances that it will receive any additional amount of proceeds in the private placement. The subscription also provided for the grant to RSJ by the Company of a right of first refusal through June 30, 2018, to license or to have distribution rights in Europe with respect to any of the Company’s technology and/or intellectual property.

Transactions with John Pappajohn, Director

Mr. Pappajohn participated in the Convertible Debt Financing. Please see “—Issuance and Mandatory Conversion of Senior Convertible Notes” and “—Cancellation of Warrants” above for more information.

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

Transactions with George Carpenter, President and Chief Executive Officer

Mr. Carpenter participated in the Convertible Debt Financing. Please see “—Issuance and Mandatory Conversion of Senior Convertible Notes” and “—Cancellation of Warrants” above for more information.

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates, an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. Effective August 2015, DCA was engaged at a fee of $10,000 per month. From August 2015 through February 2017, DCA has been paid $170,000. The Decision Calculus Associates (“DCA”) contract was renewed at $3,000 a month effective March 1st, 2017.

Transactions with Tierney Family Trust, Greater than 5% Stockholder

The Tierney Family Trust participated in the Convertible Debt Financing. Please see “—Issuance and Mandatory Conversion of Senior Convertible Notes” and “—Cancellation of Warrants” above for more information.

Mr. Tierney resigned from the Board as a Director in July 2017. Mr. Tierney is a trustee of the Thomas T. and Elizabeth C. Tierney Family Trust (the “Tierney Family Trust”), which is a greater than 5% stockholder.

On November 30, 2016, the Company sold and issued 32,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to the Tierney Family Trust, resulting in gross cash proceeds of $200,000.

Transactions with Robin L. Smith MD, Chairman of the Board

Dr. Smith participated in the Convertible Debt Financing. Please see “—Issuance and Mandatory Conversion of Senior Convertible Notes” and “—Cancellation of Warrants” above for more information.

On November 30, 2016, the Company sold and issued a 16,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to Dr. Smith resulting in gross cash proceeds of $100,000.

On July 14, 2017, the Company entered into a Chairman Services Agreement with Dr. Smith, pursuant to which Dr. Smith is entitled to receive certain cash and other compensation. For more details regarding Dr. Smith’s agreement please refer to the Company’s Form 8-K filed on July 14, 2017.

Transactions with Geoffrey E. Harris, Director

Mr. Harris participated in the Convertible Debt Financing. Please see “—Issuance and Mandatory Conversion of Senior Convertible Notes” and “—Cancellation of Warrants” above for more information.

On March 3, 2017, the Company sold and issued a 5,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to Mr. Harris resulting in gross cash proceeds of $31,250.

Transactions with Donald D’Ambrosio, CFO

On March 14, 2017, the Company and Mr. Donald E. D’Ambrosio entered into a letter agreement of employment setting forth Mr. D’Ambrosio’s compensation and certain other employment terms. Mr. D’Ambrosio was named the Company’s Chief Financial Officer and Secretary, effective March 31, 2017.

On March 31, 2017, Mr. Paul Buck retired as the Company’s Chief Financial Officer and Secretary. Mr. Buck indicated his intention to remain with the company as a consultant pursuant to the terms of a separation agreement.

6.	LOSS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three-month and nine-month periods ended June 30, 2017 and 2016, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three-month and nine-month periods ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,
	2017	2016
Net Loss for computation of basic and diluted net loss per share:
Net loss	$(1,572,400)	$(1,354,400)
Basic and Diluted net loss per share:
Basic net loss per share	$(0.62)	$(2.53)

Basic and Diluted weighted average shares outstanding	2,535,394	535,805

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	—	493,618
Warrants	6,895	490,733
Options	353,145	78,944

	Nine months ended June 30,
	2017	2016
Net Loss for computation of basic and diluted net loss per share:
Net loss	$(4,464,600)	$(4,948,400)
Basic and Diluted net loss per share:
Basic net loss per share	$(1.91)	$(9.50)

Basic and Diluted weighted average shares outstanding	2,336,283	520,412

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	—	408,653
Warrants	7,027	309,768
Options	337,559	73,747

7.	COMMITMENTS AND CONTINGENT LIABILITIES

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

Lease Commitments

The Company’s Headquarters and Neurometric Services business is located at 26522 La Alameda, Suite 290, Mission Viejo, CA 92691, which is 2,290 square feet. The lease period commenced on February 1, 2016 and terminates on January 31, 2018. The rent for the first four months was $2,290 per month, which is abated by 50%; for months 5 through 12 the rent increased to $4,580 per month and for the final 12 months the rent will increase by 5% to $4,809 per month.

On February 2, 2016, we signed a 23.5 month lease for 1,092 square feet of office space to house our EEG testing center. The premises are located at 25201 Paseo De Alicia, Laguna Hills, CA 92653. The lease period commenced on February 15, 2016 and terminates on January 31, 2018. The rent for first half month of February was prorated at $928; for the next 11 months the rent was $1,856 per month, and for the remaining twelve months the rent will increase by 3% to $1,911 per month. The landlord abated the rent for March 2016 and will apply $1,911 of the security deposit on account against the base rent due for February 2017.

The Company incurred rent expense $18,200 and $18,200 for the three months ended June 30, 2017 and three months ended June 30, 2016 respectively. The Company incurred rent expense $54,700 and $46,700 for the nine months ended June 30, 2017 and nine months ended June 30, 2016 respectively.

On January 20, 2016, we entered into a financial lease to acquire a Canon Copier costing $6,700.  The term of the lease is 60 months ending January 2021 with a monthly payment of $135. As of June 30, 2017 the remaining principal lease obligation is $5,800, of which $400 is due in Q4 2017, $1,600 is due per year for the years 2018-2020; and $600 due in 2021.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating Lease Obligations	$47,100	$47,100	$—	—	—
Capital Lease Obligations	5,800	400	4,800	600	—
Total	$52,900	$47,500	$4,800	600	—

8.	SUBSEQUENT EVENTS

Events subsequent to June 30, 2017 have been evaluated through the date that these financial statements were issued in order to determine whether any events should be disclosed to keep the financial statements from being misleading. The following events have occurred since June 30, 2017.

Public Offering

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million. In the offering, the Company sold 1,675,000 shares of Common Stock and accompanying warrants to purchase up to 1,675,000 shares of Common Stock (the “Warrants”), at a combined public offering price of $5.25 per share and accompanying Warrant, for a total offering size of $8,793,750. The Warrants were immediately exercisable for one share of Common Stock at an exercise price of $5.25 per share, subject to adjustments, and will expire five years after the issuance date. In connection with the offering, the Company granted the representative of the underwriters a 45-day option to purchase up to an 251,250 additional shares of Common Stock and/or Warrants to cover over-allotments, if any.

Chairman Services Agreement

On July 14, 2017, the Company entered into a Chairman Services Agreement (the “Agreement”) with Robin L. Smith, M.D., the Chairman of the Company’s board of directors (the “Board”). The Agreement became effective on July 14, 2017 (the date the Company’s securities were initially listed on The Nasdaq Capital Market) (the “Effective Date”) and will remain in effect until the earlier of: (a) termination of the Agreement by mutual agreement of Dr. Smith and the Company, and (b) the eighteen (18) month anniversary of the Effective Date (the “Initial Period”); provided that the Agreement may be automatically extended for additional one year periods thereafter (such period, the “Term”).

During the Term, and subject to the terms and conditions of the Agreement, Dr. Smith will provide non-exclusive advisory and management services to the Company, which may include advice and assistance concerning: strategic vision and planning; identification of growth and expansion opportunities; financial planning; and corporate partnering and business development (collectively, the “Services”). Under the Agreement, Dr. Smith is entitled to an annual cash fee of $300,000 (the “Annual Fee”), payable in equal monthly installments. For the 2017 calendar year, Dr. Smith is entitled to be paid the full amount of the Annual Fee. Dr. Smith will remain eligible to receive additional cash bonus awards as determined by the compensation committee of the Board. The Company will pay the associated taxes, federal and state, for certain awards of restricted shares issued to Dr. Smith.

Pursuant to the Agreement, Dr. Smith is also entitled to receive the following equity awards: (a) on the Effective Date, a grant of 25,000 shares of restricted stock (vesting immediately) under the Company’s 2012 Omnibus Incentive Compensation Plan (the “Plan”); (b) on the Effective Date, options to purchase 75,000 shares of Common Stock under the Plan (subject to stockholder approval of an increase to the amount of shares available under the Company’s 2012 Plan at the Company’s 2017 annual meeting of stockholders); and (c) on the date of the Company’s 2017 annual meeting of stockholders, if and only if certain proposed amendments to the Plan are approved to increase individual annual award limits, an award of options to purchase 50,000 shares of Common Stock (the “2017 Option Award”). In addition, at each annual meeting of stockholders of the Company thereafter beginning in 2018 during the Term, Dr. Smith will be entitled to receive a grant of 25,000 shares of restricted stock (vesting immediately) under the Plan and options to purchase 75,000 shares of Common Stock under the Plan. Other than the 2017 Option Award, all options granted under the Agreement will vest 1/3 on the date of grant, 1/3 on the six month anniversary of the date of grant and 1/3 on the twelve month anniversary of the date of grant. The 2017 Option Award will vest on December 1, 2018. Pursuant to the Agreement, all options owned by Dr. Smith will remain exercisable for a period of 10 years from the date of grant, even if Dr. Smith is no longer with the Company.

Declaration of Warrant Dividend

On July 13, 2017, the Company declared a special dividend of warrants to purchase shares of the Company’s common stock to record holders of Common Stock as of such date. The warrants, which were distributed pro rata to all holders of common stock on the record date, will be exercisable (in accordance with their terms) to purchase one share of common stock for every share held on the record date by such stockholders, at an exercise price of $5.25 per share. The warrants will become exercisable commencing not less than 12 months following the distribution date and will expire five years thereafter.

Investment in Arcadian

On April 1, 2017, the Company entered into a Master Purchase and Option Agreement with Arcadian Telepsychiatry LLC (“Arcadian”), a Pennsylvania based Limited Liability Company and Mr. Robert Plotkin. Consideration paid for a 10% equity interest in Arcadian was in the form of (i) a $100,000 capital contribution to Arcadian and (ii) the issuance of 1,000 shares of Common Stock to Mr. Plotkin. On June 19, 2017, the Company made an additional $20,000 capital contribution to Arcadian. From July 6, 2017 through August 7, 2017 the Company made an additional $70,000 capital contribution to Arcadian. As of August 14th, the Company’s cumulative equity interest in Arcadian is 19%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three and nine months ended June 30, 2017 and 2016, and our Annual Report on Form 10-K for the year ended September 30, 2016, filed with the U.S. Securities and Exchange Commission on December 22, 2016.

Forward-Looking Statements

This discussion summarizes the significant factors affecting the unaudited condensed consolidated operating results, financial condition and liquidity and cash flows of MYnd Analytics, Inc. (“we,” “us,” “our,” or the “Company”) for the three and nine months ended June 30, 2017 and 2016. Except for historical information, the matters discussed in this management’s discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

●	our need for immediate additional funding to support our operations and capital expenditures;
●	our ability to successfully maintain listing of our shares of common stock on the Nasdaq Capital Market;
●	our working capital deficit;
●	our history of operating losses;
●	our inability to gain widespread acceptance of our PEER Reports;
●	our inability to prevail in convincing the United States Food and Drug Administration (the “FDA”), that our rEEG or PEER Online service does not constitute a medical device and should, therefore, not be subject to regulations;
●	the possible imposition of fines or penalties by the FDA for alleged violations of its rules and regulations;
●	our revenue and prospects for profitability may be harmed;
●	our business may be subject to additional regulations in the future that could increase our compliance costs;
●	our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectation of analysts or investors;
●	our intellectual property position;
●	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;
●	any negative or unfavorable media coverage;
●	our inability to generate and commercialize additional products and services;

●	our inability to comply with the substantial and evolving regulation by state and federal authorities, which could hinder, delay or prevent us from commercializing our products and services;
●	our inability to successfully compete against existing and future competitors;

●	delays or failure in clinical trials;
●	any losses we may incur as a result of litigation;
●	our inability to manage and maintain the growth of our business;
●	our inability to protect our intellectual property rights;
●	employee relations;
●	possible security breaches;
●	our ability to sell common stock to Aspire Capital Fund LLC under our current common stock purchase agreement;
●	possible personal injury claims in the future; and
●	our limited trading volume.

Additional risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found and in our Annual Report on Form 10-K for the year ended September 30, 2016 under the headings “Risk Factors” and “Business,” as updated in this Quarterly Report on Form 10-Q.

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

Overview

MYnd Analytics, Inc. (“we”, “us” or the “Company”), is a predictive analytics company that has developed a decision support tool to help physicians reduce trial and error treatment in mental health and provide more personalized care to patients. We provide objective clinical decision support to healthcare providers for the personalized treatment of behavioral disorders, including depression, anxiety, bipolar disorder, post-traumatic stress disorder (“PTSD”) and other non-psychotic disorders. We use our proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to a range of medications prescribed for the treatment of behavioral disorders. We will continue to be focused on military personnel and their family members who are suffering from depression, PTSD and mild traumatic brain injury (“mTBI”) through the military and veterans, and Canadian Armed Forces, expand commercially though the payer and self-insured markets, multi-physician and multi-practice provider groups as well as direct to consumer sales and seek to expand our data base includes younger adults and adolescents.

Working Capital

Since our inception, we have never been profitable and we have generated significant net losses. As of June 30, 2017, we had an accumulated deficit of approximately $73.0 million; at our fiscal year ended September 30, 2016, our accumulated deficit was $68.5 million and as of June 30, 2016, we had an accumulated deficit of approximately $67.5 million. We incurred operating losses of $4.4 million and $2.1 million for the nine month periods ended June 30, 2017 and 2016, respectively, and incurred net losses of $4.4 million and $4.9 million for those respective periods. Large, non-cash, accounting transactions significantly impacted the net losses for the 2016 period.

For the nine-month period ended June 30, 2017, other expenses were $5,800. For the nine-month period ended June 30, 2016, other expenses were approximately $2.8 million, which included approximately $2.3 million as a result of accounting for the loss on extinguishment of debt, approximately $1.2 million of related interest expense and approximately $1.0 million of gain on derivative liability transactions. These non-cash charges are primarily the result of amendments to the terms of our convertible notes payable along with the issuance of warrants pursuant to our fund raising.

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

As of June 30, 2017, our current liabilities of approximately $2.16 million exceeded our current assets of approximately $0.54 million by approximately $1.62 million. Whereas, at June 30, 2016, our current liabilities of $1.87 million exceeded our current assets of $0.61 million by $1.26 million, and at our fiscal year end, September 30, 2016, our current liabilities of $1.54 million also exceeded our current assets of $0.40 million by $1.14 million. During the nine-month period ended June 30, 2017, we raised gross cash proceeds of $2.98 million from private placements of Common Stock at $6.25 per share. For details of these financings see “― Private Placement Transactions―Private Placement of Common Stock ” below. In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million.

On December 6, 2016, the Company, entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. For details of the Purchase Agreement financing see “― Private Placement Transactions―The Aspire Capital Equity Line” below.

On February 23, 2017, pursuant to a purchase notice issued by the Company to Aspire Capital pursuant to the Purchase Agreement, Aspire Capital purchased 20,000 shares of its Common Stock, at a per share price of $7.25, resulting in gross cash proceeds to the Company of $145,000.

Private Placement Transactions

Conversion of Convertible Notes; Cancellation of Warrants; Private Placement Of Common Stock

On September 19, 2016, the Company entered into the Second Omnibus Amendment (the “Second Omnibus Amendment”), with a majority of over 80% of the holders of certain convertible notes issued between September 22, 2014 and August 16, 2016 in the aggregate principal amount of $6,000,000 (the “Notes”), thereby amending: (i) the Notes, (ii) that certain second amended and restated note and warrant purchase agreement dated as of December 23, 2015, as thereafter amended and (iii) the warrants (“Warrants”) issued in connection with the Notes. Pursuant to the Second Omnibus Amendment, the Company had the option, exercisable at any time after September 1, 2016, to mandatorily convert all Notes into shares of Common Stock at $5.00 per share. The Company exercised its mandatory conversion right on September 19, 2016 and, on September 21, 2016, (i) converted the entire outstanding $6,000,000 principal balance of the Notes, plus accrued interest of $317,000 thereon, into an aggregate of 1,263,406 shares of the Company’s common stock at a conversion price of $5.00 per share, and (ii) cancelled all Warrants. Of the $6.0 million Notes sold by the Company, $5.3 million were purchased by directors, and an officer of the company and greater than 5% shareholders of the Company.

Private Placement of Common Stock

On November 30, 2016, the Company sold and issued an aggregate of 160,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to six accredited investors, for which it received gross cash proceeds of $1,000,000. Three of the six accredited investors were affiliates and represented 50% of the cash proceeds as follows: Dr. Robin Smith, our Chairman of the Board, purchased 16,000 shares for $100,000; John Pappajohn, a member of the Board, purchased 32,000 shares for $200,000; and the Tierney Family Trust, of which our former Board member, Thomas Tierney is a trustee, purchased 32,000 shares for $200,000. In connection with this private placement, certain investors (comprised of our executive officers, current and certain former directors) agreed to a 180-day “lock-up”, commencing on November 30, 2016, with respect to shares of Common Stock and other of our securities that they beneficially own, including securities that are convertible into shares of Common Stock and securities that are exchangeable or exercisable for shares of Common Stock. As a result, subject to certain exceptions, for a period of 180 days following November 30, 2016, such persons may not offer, sell, pledge or otherwise dispose of these securities without the Company’s prior written consent.

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

In addition, on any date on which the Company submits a purchase notice to Aspire Capital in an amount equal to 50,000 shares and the closing sale price of the Company’s stock is greater than $0.50 per share, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of Common Stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for Common Stock traded on its principal market on the VWAP Purchase Date.

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

As of August 14, 2017, approximately $9.9 million under the Purchase Agreement remains available for sale to Aspire Capital.

The issuance of the Commitment Shares and all other shares of Common Stock that may be issued from time to time to Aspire Capital under the Purchase Agreement are exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Public Offering

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million. In the offering, the Company sold 1,675,000 shares of Common Stock and accompanying warrants to purchase up to 1,675,000 shares of Common Stock (the “Warrants”), at a combined public offering price of $5.25 per share and accompanying Warrant, for a total offering size of $8,793,750. The Warrants were immediately exercisable for one share of Common Stock at an exercise price of $5.25 per share, subject to adjustments, and will expire five years after the issuance date. In connection with the offering, the Company granted the representative of the underwriters a 45-day option to purchase up to an 251,250 additional shares of Common Stock and/or Warrants to cover over-allotments, if any.

Capitalization

At our annual meeting of stockholders held on October 28, 2015 (the “2015 Stockholder Meeting”), our stockholders approved a proposal to amend the Company’s Certificate of Incorporation (the “Charter”) in order to increase the number of shares of Common Stock authorized for issuance from 180,000,000 to 500,000,000.

On September 21, 2016, we effected a 1-for-200 reverse stock-split that was previously approved by our stockholders.

On September 19, 2016, pursuant to the Second Omnibus Amendment, the Company exercised a mandatory conversion right and, on September 21, 2016: (i) converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000 on all Notes into 1,263,406 shares of the Company’s Common Stock at a conversion price of $5.00 per share and (ii) cancelled all 600,000 Warrants issued in connection with the Notes.

On July 13, 2017, the Company declared a special dividend of warrants to purchase shares of the Company’s common stock to record holders of Common Stock as of such date. Warrants to purchase 2,539,061 shares of Common Stock were distributed pro rata to all holders of common stock on the record date. These warrants will be exercisable (in accordance with their terms) to purchase one share of common stock, at an exercise price of $5.25 per share. The warrants will become exercisable commencing not less than 12 months following their July 27, 2017 distribution date and will expire five years thereafter.

On July 19, 2017, the Company issued 1,675,000 shares of Common Stock and accompanying Warrants to purchase up to 1,675,000 shares of Common Stock in connection with an underwritten public offering.

	Shares
Shares of Common Stock Authorized	500,000,000
Shares of Preferred stock Authorized (none issued and outstanding)	15,000,000
Total Authorized Shares	515,000,000

Shares of Common Stock Issued and Outstanding at June 30, 2017	2,539,061
Common Stock issuable upon the exercise of outstanding stock options at June 30, 2017	353,546	(1)
Common Stock issued under Chairman Services Agreement on July 14, 2017	25,000
Common Stock issuable upon the exercise of outstanding warrants at June 30, 2017	6,895	(1)
Expired Warrants at August 14, 2017	(1,084)
Public Offering Warrants at July 19, 2017	1,675,000
Dividend warrants to shareholders of record on date of Public Offering at July 19, 2017	2,539,061
Total securities outstanding and reserved for issuance at August 14, 2017	7,137,479

1) For more detail on the exercise prices and expiration dates of the options and warrants please refer to the “Stock Option Plans” and “Warrants to Purchase Common Stock” sections of Note 3. Stockholders’ Equity of the Unaudited Condensed Consolidated Financial Statements.

Prior Year Revision

During the quarter ended June 30, 2017, we revised our consolidated balance sheets as of September 30, 2016, December 31, 2016, and March 31, 2017 to correct the accounting for certain common stock awards granted in 2015 and 2016 to board members. Previously, certain stock grant compensation was presented as prepaid common stock when the compensation should have been recognized ratably as the stock awards vested. The revision, which we determined is not a material error, had no impact on loss from operations, or cash flows.

The impact on the individual line items of our consolidated balance sheets as of September 30, 2016, December 31, 2016, and March 31, 2017 from the adjustment was as follows:

Consolidated Balance Sheet as of September 30, 2016:

	Previously Reported	Adjustments	Revised
Prepaid Common Stock	$808,000	$(808,000)	$—
Additional Paid in Capital	$68,275,400	$(808,000)	$67,467,400

Consolidated Balance Sheet as of December 31, 2016:

	Previously Reported	Adjustments	Revised
Prepaid Common Stock	$588,100	$(588,100)	$—
Additional Paid in Capital	$70,056,100	$(588,100)	$69,468,000

Consolidated Balance Sheet as of March 31, 2017:

	Previously Reported	Adjustments	Revised
Prepaid Common Stock	$368,300	$(368,300)	$—
Additional Paid in Capital	$71,950,300	$(368,300)	$71,582,000

While there was no change to the previously reported net cash used in operating activities for the nine months ended June 30, 2016, we did decrease the “amortization of grant of common stock” and increase “stock-based compensation” by $128,000. There were no other changes to the previously issued statement of cash flows for the nine months ended June 30, 2016.

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

Results of Operations for the three months ended June 30, 2017 and 2016

Our operations consist solely of our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physicians/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods:

Revenues

	Three months ended		Percent
	June 30,		Change
	2017	2016
Neurometric Service Revenues	$40,400	$21,100	91%

The number of paid PEER Reports delivered for the three month period ended June 30, 2017, was 90 reports compared to 50 for the same period in the prior year. The average revenue was $443.94 per PEER Report for the quarter ended June 30, 2017. The total numbers of free PEER Reports processed were 85 and 5 for the quarters ended June 30, 2017 and 2016 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of revenues

	Three months ended		Percent
	June 30,		Change
	2017	2016
Cost of revenues
Neurometric Services	$16,200	$1,500	980%

The cost of Neurometric Services revenues includes consulting fees, payroll (includes stock-based compensation), and other costs in relation to the revenue recognized during the nine months ended June 30, 2017 and June 30, 2016 respectively.

	Three months ended
	June 30,
Key Expense Categories	2017	2016	Change
(1) Consulting fees	16,200	1,500	14,700
Total Costs of Revenues	$16,200	$1,500	$14,700

(1) Consulting fees increased for the quarter ended June 30, 2017, as we are using more consultants to process EEG readings for patients.

Research

	Three months ended		Percent
	June 30,		Change
	2017	2016
Research
Neurometric Services	$40,600	$17,500	132%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees and other miscellaneous costs which were as follows:

	Three months ended
	June 30,
Key Expense Categories	2017	2016	Change
(1) Salary and benefit costs	$2,200	$10,400	$(8,200)
(2) Consulting fees	36,000	4,800	31,200
(3) Other miscellaneous costs	2,400	2,300	100
Total Research	$40,600	$17,500	$23,100

Comparing the three-month period ended June 30, 2017, with the corresponding period in 2016:

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation decreased for the 2017 and 2016 periods due to certain stock-based compensation fully vested; and

(2)	Consulting costs increased in the current period as a result of a new consulting agreement with our Medical Officer for the monitoring of the clinical trials and the training of clinical trial investigators and new PEER Online users. Additionally, our Medical Officer is advising the Company on clinical trial design and product development. The Company also entered into a consulting agreement with a second physician to assist with the training of clinical trial investigators on the PEER Report allowing them to participate in the SMART-MD trial, and consult with other physicians in the use and interpretation of the PEER Report; and

(3)	Other miscellaneous costs for the 2017 and 2016 periods were substantially unchanged.

Product Development

	Three months ended		Percent
	June 30,		Change
	2017	2016
Product Development
Neurometric Services	$278,900	$224,900	24%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, travel and miscellaneous costs which were as follows:

	Three months ended
	June 30,
Key Expense Categories	2017	2016	Change
(1) Salaries and benefit costs	$187,100	$124,400	$62,700
(2) Consulting fees	49,600	59,500	(9,900)
(3) System development costs	18,900	20,300	(1,400)
(4) Conference and travel costs	10,600	3,800	6,800
(5) Other miscellaneous costs	12,700	16,900	(4,200)
Total Product Development	$278,900	$224,900	$54,000

Comparing the three-month period ended June 30, 2017, with the corresponding period in 2016:

(1)	Salaries and benefits increased by a net $62,700 in the 2017 period, $76,800 of which was related to stock-based compensation of new stock options which were granted in October 2016. The remainder was offset by paid time off taken during this period; and

(2)	Consulting fees decreased by $9,900 for the 2017, due to less consulting hours.

(3)	System development and maintenance costs decreased slightly in the 2017 period, due to decreased system maintenance costs. Costs associated with the development of our Outcomes Application are currently being capitalized and will be depreciated over the application’s expected economic life; and

(4)	Conference and travel costs increased by $6,800 due to travel for the Canadian Armed Forces Trial and to initiate the SMART-MD trial with Carolina Partners; and

(5)	Other miscellaneous expenses decreased slightly for both periods.

Sales and Marketing

	Three months ended		Percent
	June 30,		Change
	2017	2016
Sales and Marketing
Neurometric Services	$292,100	$158,100	85%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and miscellaneous expenses. The reason for the change in these expenses is discussed below.

	Three months ended
	June 30,
Key Expense Categories	2017	2016	Change
(1) Salaries and benefit costs	$111,600	$35,800	$75,800
(2) Consulting fees	120,000	39,300	80,700
(3) Advertising and marketing costs	37,200	63,200	(26,000)
(4) Conference and travel costs	1,300	—	1,300
(5) Other miscellaneous costs	22,000	19,800	2,200
Total Sales and marketing	$292,100	$158,100	$134,000

Comparing the three-month period ended June 30, 2017, with the corresponding period in 2016:

(1)	Salaries and benefits for the 2017 period, increased by $75,800 from the 2016 period; of this amount $15,800 was due to stock-based compensation of new stock options which were granted in October 2016, the remainder relates to hiring a new marketing sales staff which increased salaries; and

(2)	Consulting fees increased by $80,700 between the 2017 and 2016 periods: Initially, there was a reduction of $21,000 from renegotiating our contract with a consultant to $3,000 per month; however, the reduction was offset by increases with marketing consultants. An increase of $40,000 was related to hiring a consultant to assist the Company with engaging with payers, health systems, provider networks, and strategic partners; an increase of $18,800 from the prior period was related to a media consultant managing our Facebook advertising, and a consultant with public relations. The remaining $43,000 increase relates to consultants directly related to the operations support; and

(3)	Advertising and marketing expenses decreased by $26,000 between the 2017 and 2016 periods: Social media advertising costs focused on the Southern California, North Carolina and San Francisco markets, this program started at the end of the quarter. During the 2016 period social media advertising costs focused on the Southern California market; and

(4)	Conference and travel costs increased by $1,300 due to hiring a marketing sales staff for the Southeast Region to work on revenue generating sales and account management activities with physicians, health systems and providers in the following states; North Carolina, South Carolina, and Georgia. The costs associated were contributed to travel to and from North Carolina and Corporate Office in California; and

(5)	Miscellaneous expenditures minor change for the 2017 and 2016 periods.

General and administrative

	Three months ended		Percent
	June 30,		Change
	2017	2016
General and Administrative
Neurometric Services	$966,800	$428,300	125%

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock-based compensation, legal fees, other professional and consulting fees, patent costs, general administrative and occupancy costs, dues and subscriptions, conference, travel and miscellaneous costs. The reason for the change in these expenses are discussed below.

	Three months ended
	June 30,
Key Expense Categories	2017	2016	Change
(1) Salaries and benefit costs	$469,000	$275,800	$193,200
(2) Legal fees	132,000	19,600	112,400
(3) Other professional and consulting fees	110,800	20,000	90,800
(4) Patent costs	18,000	24,800	(6,800)
(5) Marketing and investor relations costs	95,800	6,300	89,500
(6) Conference and travel costs	34,200	7,300	26,900
(7) Dues & subscriptions fees	31,500	19,300	12,200
(8) General administrative and occupancy costs	75,500	55,200	20,300
Total General and administrative costs	$966,800	$428,300	$538,500

Comparing the three-month period ended June 30, 2017, with the corresponding period in 2016:

(1)	Salaries and benefit expenses increased by $193,200 between the 2017 and 2016 periods; $163,200 was related to the vesting of stock options granted in September 2016 and October 2016 to Directors and Officers which are being vested over a 12-month period; the remaining balance relates to addition of in house general counsel; and

(2)	Legal fees showed a net increase of $112,400 between the 2017 and 2016 periods: of this increase $34,300 related to legal fees associated with our fund raising activities; $13,600 related to legal fees for the review of the Aspire Capital Equity Purchase Agreement; $64,500 related to specialty healthcare legal advice; the balance relates to general legal fees which was the same for both periods; and

(3)	Other professional and consulting fees showed a net increase of $90,800 between the 2017 and 2016 periods. Of this increase $47,100 related to operations consulting fees; the remaining $42,000 related to placement agency for staffing; and

(4)	Patent costs decreased by $6,800 due to the timing and volume of patent and trademark applications and maintenance costs;

(5)	Marketing and investor relations costs increased by $89,500 between the 2017 and 2016 periods, as we engaged a public relations firm.

(6)	Conference and travel increased by a net $26,900 between the 2017 and 2016 periods, primarily due to conferences attended, increased travel by our executive management for meetings with investors, healthcare payers and providers on the East Coast.

(7)	Dues and subscription increased by a net $12,200 between the 2017 and 2016 periods.

(8)	General administrative and occupancy expenses increased by $20,300 between the 2017 and 2016 periods, $6,700 due to amortization of our Patient Reported Outcomes application which was capitalized during development as an intangible asset and is now being amortized over a 36-month period; $7,200 related to depreciation of additional EEG machines purchased; the remainder increase relates to increased operating cost.

Other Income and Expense

	Three months ended		Percent
	June 30,		Change
	2017	2016
Other Income (Expense)
Neurometric Services income (expense), net	$(1,900)	$(545,200)	(100)%

For the three-month periods ended June 30, 2017 and 2016, changes in net non-operating Other Income (Expense) for Neurometric Services were as follows:

●	For the 2017 period, we incurred $1,900 in cash interest charges. For the 2016 period, we incurred non-cash interest charges totaling $487,900 of which $64,600 was accrued interest on our convertible promissory notes at 5% per annum; the balance of $423,300 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges; only $1,200 were for actual net interest paid in cash during the period.

●	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the resultant change in fair value of non-hedging derivative instruments are to be recognized in current earnings. For the current 2017 quarter, no charges were incurred as we had no derivative liabilities during the period. For the 2016 period, we revalued our derivative liabilities for the beneficial conversion feature of the convertible promissory notes which resulted in a net non-cash gain on derivative liabilities of $237,700.

Net Loss

	Three months ended		Percent
	June 30,		Change
	2017	2016
Neurometric Services net loss	$(1,572,400)	$(1,354,400)	16%

The net loss for our Neurometric Services business of $1,572,400 for the three months ended June 30, 2017, compared to the approximately $1,354,400 loss in the prior year, which is primarily due to the large non-cash accounting charges in our Other Expenses category described directly above.

The Company’s operating loss of $1,554,200 for the three months ended June 30, 2017, is an increase of $745,000 from the $809,200 loss in the prior year. This additional operating loss is largely due to the vesting of grants of common stock and options to directors, officers and staff. Additionally, increased legal fees associated with financing activities, includes the Aspire Capital Equity Purchase Agreement and consulting fees.

Results of Operations for the nine months ended June 30, 2017 and 2016

Our operations consist solely of our Neurometric Services business which is focused on the delivery of PEER Reports that enable psychiatrists and other physicians/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology.

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Nine months ended
	June 30,
	2017	2016

Revenues	100%	100%
Cost of revenues	25	6
Gross profit	75	94
Research	107	94
Product development	917	799
Sales and marketing	624	623
General and administrative expenses	3,094	1,772
Operating loss	(4,667)	(3,194)
Other income (expense), net	(57)	(4,247)
Net loss	(4,724)%	(7,441)%

Revenues

	Nine months ended		Percent
	June 30,		Change
	2017	2016
Neurometric Service Revenues	$94,500	$66,500	42%

The number of third party paid PEER Reports delivered as part of our Neurometric Services business increased to 200 for the nine-month period ended June 30, 2017, up from 158 for the same period in the prior year. Our standard price per PEER Report is $400 for our commercial patients. The average revenue was $472 per PEER Report, which also included any ancillary services such as the recording of the EEG and its conversion from an analog EEG to a digital QEEG (Quantitative EEG). The total numbers of free PEER Reports processed were 117 and 14 for the nine-month periods ended June 30, 2017 and 2016 respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Nine months ended		Percent
	June 30,		Change
	2017	2016
Cost of Revenues
Neurometric Services	$23,700	$4,100	478%

The cost of Neurometric Services revenues consisting of consulting fees, payroll (including stock-based compensation), and other costs in relation to the revenue recognized during the period. The increase of the cost in 2017 period is primarily due to more consulting hours in the nine months as of June 30, 2017, compared to the same period in 2016.

Research

	Nine months ended		Percent
	June 30,		Change
	2017	2016
Research
Neurometric Services	$101,500	$62,800	62%

Research expenses consist of payroll costs (including stock-based compensation), consulting fees and other miscellaneous costs which were as follows:

	Nine months ended
	June 30,
Key Expense Categories	2017	2016	Change
(1) Salary and benefit costs	$10,900	$31,200	$(20,300)
(2) Consulting fees	83,600	24,800	58,800
(3) Other miscellaneous costs	7,000	6,800	200
Total Research	$101,500	$62,800	$38,700

Comparing the nine-month period ended June 30, 2017, with the corresponding period in 2016:

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation decreased between the 2017 and 2016 periods: were due to certain stock-based compensation became fully vested; and

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

(3)	Other miscellaneous costs which for the 2017 and 2016 periods remained the same.

Product Development

	Nine months ended		Percent
	June 30,		Change
	2017	2016
Product Development
Neurometric Services	$867,000	$531,300	63%

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, travel and miscellaneous costs which were as follows:

	Nine months ended
	June 30,
Key Expense Categories	2017	2016	Change
(1) Salaries and benefit costs	$594,900	$349,700	$245,200
(2) Consulting fees	152,900	100,100	52,800
(3) System development costs	52,000	46,300	5,700
(4) Conference and travel costs	25,700	6,300	19,400
(5) Other miscellaneous costs	41,500	28,900	12,600
Total Product Development	$867,000	$531,300	$335,700

Comparing the nine-month period ended June 30, 2017, with the corresponding period in 2016:

(1)	Salaries and benefits increased by a net $245,200 between the 2017 and 2016 periods, which was related to stock-based compensation of new stock options which were granted in October 2016.

(2)	Consulting fees increased by $52,800 between the 2017 and 2016 periods. Such increase was primarily attributable to the Canadian Armed Forces Study, the preparation of the SMART-MD clinical trial, and work associated with our quality systems. Consulting resources for the 2016 quarter were minimal due to the reduced level of activity at that time.

(3)	System development and maintenance costs increased by $5,700 between the 2017 and 2016 periods, primarily due to increased system maintenance costs and minor system enhancements. Costs associated with the development of our Outcomes Application are currently being capitalized and will be depreciated over the application’s expected economic life.

(4)	Conference and travel costs increased by $19,400 between the 2017 and 2016 periods, primarily due to travel to work on the Canadian Armed Forces Trial and to initiate the SMART-MD trial with Carolina Partners; For the 2016 period resources were limited.

(5)	Other miscellaneous expenses increased by $12,600 between the 2017 and 2016 periods. Such increases were partly due to the renewal of the State of California Medical Device Manufacturing License and monthly web-hosting fees for our patient-reported-outcomes application which we developed.

Sales and Marketing

	Nine months ended		Percent
	June 30,		Change
	2017	2016
Sales and Marketing
Neurometric Services	$589,600	$414,200	42%

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and miscellaneous expenses. The reason for the change in these expenses is discussed below.

	Nine months ended
	June 30,
Key Expense Categories	2017	2016	Change
(1) Salaries and benefit costs	$237,200	$104,400	$132,800
(2) Consulting fees	256,600	116,300	140,300
(3) Advertising and marketing costs	41,600	156,600	(115,000)
(4) Conference and travel costs	6,100	100	6,000
(5) Other miscellaneous costs	48,100	36,800	11,300
Total Sales and marketing	$589,600	$414,200	$175,400

Comparing the nine-month period ended June 30, 2017, with the corresponding period in 2016:

(1)	Salaries and benefits increased by $132,800 between the 2017 and 2016 periods. Of this amount $47,800 was due to stock-based compensation of new stock options which were granted in October 2016, the remainder of $71,500 relates to hiring a new marketing sales and operations staff.

(2)	Consulting fees increased by $140,300 between the 2017 and 2016 periods. Initially, there was a reduction of $47,600 from renegotiating our contract with a consultant to $3,000 per month; $110,000 related to hiring a consultant to assist the Company with engaging with payers, health systems, provider networks, and strategic partners; $37,000 increase from the prior period was related to a media consultant managing our Facebook advertising, and a consultant with public relations. The remaining $40,700 relates to consultants directly related to the operations support.

(3)	Advertising and marketing expenses decreased by $115,000 between the 2017 and 2016 periods. Social media advertising costs focused on the Southern California, North Carolina and San Francisco markets, this program started at the end of the quarter. During the 2016 period social media advertising costs focused on the Southern California market.

(4)	Conference and travel costs increased by $6,000 between the 2017 and 2016 periods due to hiring a marketing sales staff for the Northeastern and Southeast Regions. The costs associated were contributed to travel between the above Regions and the Corporate Office in California.

(5)	Miscellaneous expenditures costs increased by $11,300 between the 2017 and 2016 periods. The majority of the costs were attributable to rent expense and operating expenses.

General and administrative

	Nine months ended		Percent
	June 30,		Change
	2017	2016
General and Administrative
Neurometric Services	$2,922,800	$1,178,100	148%

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

	Nine months ended
	June 30,
Key Expense Categories	2017	2016	Change
(1) Salaries and benefit costs	$1,452,500	$628,900	$823,600
(2) Legal fees	504,600	73,100	431,500
(3) Other professional and consulting fees	359,400	94,000	265,400
(4) Patent costs	78,800	75,500	3,300
(5) Marketing and investor relations costs	103,400	28,100	75,300
(6) Conference and travel costs	122,600	37,500	85,100
(7) Dues & subscriptions fees	79,400	60,000	19,400
(8) General administrative and occupancy costs	222,100	181,000	41,100
Total General and administrative costs	$2,922,800	$1,178,100	$1,744,700

Comparing the nine-month period ended June 30, 2017, with the corresponding period in 2016:

(1)	Salaries and benefit expenses increased by $823,600 between the 2017 and 2016 periods; $792,500 was related to the vesting of stock options granted in September 2016 and October 2016 to Directors and Officers which are being vested over a 12-month period; the remaining balance relates to addition of in house general counsel and paid time off taken by the staff.

(2)	Legal fees increased by a net of $431,500 between the 2017 and 2016 periods. Of this increase $231,200 related to legal fees associated with our fund raising activities; $81,000 related to legal fees for the review of the Aspire Capital Equity Purchase Agreement; $119,300 related to specialty healthcare legal advice; the balance relates to general legal fees which was the same for both periods.

(3)	Other professional and consulting fees showed a net increase of $265,400 between the 2017 and 2016 periods. Of this increase $131,400 related to Operations consulting fees; $106,500 relates to a consultant which was paid $4,000 a month plus a total of 10,000 shares of common stock for services; $27,500 relates to investor relations firms and Consultants.

(4)	Patent costs increased by $3,300 due to the timing and volume of patent and trademark applications and maintenance costs.

(5)	Marketing and investor relations costs increased by $75,300 between the 2017 and 2016 periods: $82,600 related to a consultant engaged in the 2017 period. In the 2016 period we had engaged a different public relations firm, which engagement did not continue in the 2017 period.

(6)	Conference and travel increased by a net of $85,100 between the 2017 and 2016 periods: $37,100 related to conferences attended; the balance was due to increased travel by executive management for meetings with investors, healthcare payers and providers on the East Coast.

(7)	Dues and subscription cost increased by $19,400 between the 2017 and 2016 periods due to increased cost of the Salesforce applications, other web-based applications and an increase in listing fees on the OTC.QB platform.

(8)	General administrative and occupancy expenses increased by $41,100 between the 2017 and 2016 periods, of which $20,200 was due to amortization of our Patient Reported Outcomes application which was capitalized during development as an intangible asset and is now being amortized over a 36-month period; $9,100 was related to depreciation of additional EEG machines purchased; and the remainder increase relates to increased operating cost.

Other Expense

	Nine months ended		Percent
	June 30,		Change
	2017	2016
Other Expense
Neurometric Services expense, net	$(5,800)	$(2,824,200)	99%

For the nine-month periods ended June 30, 2017 and 2016, changes in net non-operating Other Income (Expense) for Neurometric Services were as follows:

●	For the 2017 period, we incurred $5,800 in cash interest charges. For the 2016 period, we incurred non-cash interest charges totaling $1,227,700 of which $153,400 was accrued interest on our convertible promissory notes at 5% per annum; the balance of $1,074,300 was comprised of warrant discount amortization and warrant and note conversion derivative liability charges; only $2,400 was for actual net interest paid in cash during the period.

●	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the resultant change in fair value of non-hedging derivative instruments are to be recognized in current earnings. For the current 2017 period, no charges were incurred as we had no derivative liabilities during the period. For the 2016 period, we revalued our derivative liabilities for the beneficial conversion feature of the convertible promissory notes which resulted in a net non-cash gain on derivative liabilities of $1,035,900.

●	For the 2016 period, we incurred a non-cash loss of $2,337,400 as a result of the accounting for the extinguishment of debt. The debt extinguishment accounting was precipitated by the changes in the fair value of existing notes pursuant to that certain amended note & warrant purchase agreement which extended the maturity date of the existing Notes and provided 100% warrant coverage of the shares underlying the Notes. No similar transaction occurred in the 2017 period.

Net Loss

	Nine months ended		Percent
	June 30,		Change
	2017	2016
Neurometric Services net loss	$(4,464,600)	$(4,948,400)	(10)%

The net loss for our Neurometric Services business of $4,464,600 for the nine-month period ended June 30, 2017, compared to the approximately $4,948,400 loss in the prior year is primarily due to the large non-cash accounting charges in our Other Expenses category described directly above.

The Company’s operating loss of $4,410,100 for the nine-months ended June 30, 2017, is an increase of $2,118,000 from the $2,123,900 loss for the same period in the prior year. This additional operating loss is largely due to the vesting of grants of common stock and options to directors, officers and staff. Additionally, increased legal fees associated with financing activities, which includes the Aspire Capital Equity Purchase Agreement and corporate actions including the reverse stock split and the annual meeting.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and have never been profitable. As of June 30, 2017, we had an accumulated deficit of approximately $73.0 million; at September 30, 2016, our accumulated deficit was approximately $68.5 million. Our management expects that with our proposed clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

As of June 30, 2017, we had $0.41 million in cash and cash equivalents and working capital deficit of approximately $1.63 million. This is compared to our cash position of $0.43 million in cash and cash equivalents as of June 30, 2016, and a working capital deficit of $1.26 million.

The Company has been funded through multiple rounds of private placements, primarily from members of our Board or our affiliates. For details please refer to Item 2. Private Placement Transactions and Notes 3 and 5 to the Unaudited Condensed Consolidated Financial Statements.

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million.

Working Capital, Operating Capital and Capital Expenditure Requirements

As of June 30, 2017, we had approximately $0.41 million in cash and $9.9 million remaining available for stock sales under the terms of the Purchase Agreement with Aspire Capital, compared to $0.3 million of cash as of September 30, 2016.

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million. Management expects that the proceeds of the public offering will be sufficient for us to fund our operations for at least the next 12 months.

This assessment is based on current estimates and assumptions regarding our programs and business needs. Actual working capital requirements could differ materially from the above working capital projection. We may explore strategic opportunities including partnerships, licensing and acquisitions of other entities, assets or products.

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. Our risk factors are described under the heading “Risk Factors” in Part I Item 1A and elsewhere in our Annual Report on Form 10-K and in other reports we file with the SEC.

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

●     the amount and timing of costs we incur in connection with our clinical trials and product development activities, including enhancements to our PEER Online database and costs we incur to further validate the efficacy of our technology;

●     the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our sales and marketing efforts;

●     whether we incur additional consulting and legal fees in our efforts in conducting Non-Significant Risk trials within FDA requirements, which will enable us to obtain a 510(k) clearance from the FDA; and

●     if we expand our business by acquiring or investing in complimentary businesses.

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

On February 23, 2017, pursuant to a purchase notice issued by the Company to Aspire Capital pursuant to the Purchase Agreement, Aspire Capital purchased 20,000 shares of Common Stock, at a per share price of $7.25, resulting in gross cash proceeds of $145,000.

The issuance of shares of common stock that may be issued from time to time to Aspire Capital under the Purchase Agreement are exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

For details of these financings please see Note 3 and Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million. In the offering, the Company sold 1,675,000 shares of Common Stock and accompanying warrants to purchase up to 1,675,000 shares of Common Stock (the “Warrants”), at a combined public offering price of $5.25 per share and accompanying Warrant, for a total offering size of $8,793,750. The Warrants were immediately exercisable for one share of Common Stock at an exercise price of $5.25 per share, subject to adjustments, and will expire five years after the issuance date. In connection with the offering, the Company granted the representative of the underwriters a 45-day option to purchase up to an 251,250 additional shares of Common Stock and/or Warrants to cover over-allotments, if any.

Cash Flows

Net cash used in operating activities was $2,671,900 for the nine-months ended June 30, 2017, compared to $2,209,900 for the same period in 2016. Of the net $456,100 increase in cash used for operations between the two periods: in general net cash expenditures increased across the board including: consulting fees which increased by approximately $537,000, system maintenance and development increased by $5,700. These increases were partly offset by a reduction in advertising expenditures of $115,000.

During the nine months ended June 30, 2017 the Company spent $230,000 in investing activities, including $87,100 in the purchase of computer equipment and expenditure on our Patient Reported Outcomes application and $120,000 investment in Arcadian. During the nine months ended June 30, 2016 the Company spent $68,500 in investing activities.

Financing activities for the nine-months ended June 30, 2017, was $2.99 million, including $2.98 million cash proceeds received from private placements of equity from 13 accredited investors, of which five are affiliated with the Company. During the nine months ended June 30, 2016, financing activities were $2.10 million raised from the private placements pursuant to the second amended note & warrant purchase agreement from eight affiliated investors of the Company.

Income Taxes

Current and non-current deferred taxes have been recorded on a net basis in the accompanying balance sheet. As of September 30, 2016, the Company had Federal net operating loss carryforwards of approximately $45.8 million and State net operating loss carryforwards of approximately $29.3 million. The federal and state net operating loss carryforwards will begin to expire in 2022 and 2017 respectively. Our ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future. The Company has placed a valuation allowance against the deferred tax assets in excess of deferred tax liabilities due to the uncertainty surrounding the realization of such excess tax assets. Management periodically evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced accordingly.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation as of June 30, 2017 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2017, were effective for the purposes stated above.

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

Item 1A.        Risk Factors

Except as set forth below, there have been no material changes to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended September 30, 2016.

●	The risk factor captioned “We need immediate additional funding to support our operations and capital expenditures, which may not be available to us. This lack of availability could result in the cessation of our business. Our continued operating losses and limited capital raise substantial doubt about our ability to continue as a going concern” is hereby deleted in its entirety and replaced with the following:

Even after taking into account the receipt of net proceeds of our July 2017 public offering, our current operating plan will require significant levels of additional capital. Such capital may not be available when needed and on acceptable terms.

Even after taking into account the receipt of net proceeds of our $8.79 million July 2017 public offering, our current operating plan will require significant levels of additional capital to fund, among other things, the continued advancement and commercialization of PEER product, financing pilot programs, clinical trials and strategic growth including acquisitions.

On average, we expended approximately $250,000 of cash per month during the fiscal year ended September 30, 2016. Cash used in operations for the nine months ended June 30, 2017 and year ended September 30, 2016 was approximately $2.67 million and $2.98 million, respectively. There can be no assurance that we will be able to obtain additional capital after we exhaust our current cash.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives, as well as through sales of Common Stock to Aspire Capital Fund, LLC (“Aspire Capital”) under a common stock purchase agreement between us and Aspire Capital, dated as of December 6, 2016 (the “Purchase Agreement”), pursuant to which Aspire Capital is committed to purchase up to an aggregate of $10 million of our Common Stock (on any trading day that our stock price does not close below $0.50 per share) over the 30-month term of the Purchase Agreement.

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

If we raise additional funds by issuing equity securities (including pursuant to the Purchase Agreement), our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations.

●	The risk factor captioned “Our liabilities exceed our assets; we have a working capital deficit” is hereby deleted.

●	The risk factor captioned “We currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock” is hereby deleted in its entirety and replaced with the following:

Although our shares of common stock are now listed on the NASDAQ Capital Market, we currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.

Although our shares of common stock are now listed on the NASDAQ Capital Market under the symbol “MYND,” trading volume in our common stock has been limited and an active trading market for our shares of common stock may never develop or be maintained. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.

●	The risk factor captioned “We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock” is hereby deleted in its entirety and replaced with the following:

Other than a dividend of warrants each exercisable for one share of common stock that was distributed on or about July 27, 2017, we have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

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

●	The following risk factors are hereby added:

If we cannot continue to satisfy NASDAQ’s continuing listing criteria, NASDAQ may subsequently delist our Common Stock.

NASDAQ requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our Common Stock. Generally, we must maintain a minimum amount of stockholders equity (generally $2.5 million) and a minimum number of holders of our securities (generally 300 round lot holders). If we fail to meet any of the continuing listing requirements, our Common Stock may be subject to delisting. If our Common Stock is delisted and we are not able to list our Common Stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our Common Stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. There can be no assurance that an active trading market for our Common Stock will develop or be sustained.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

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

On April 19, 2017 the Company engaged a public relations firm for a 3-month long consulting agreement to provide media advertising services. The monthly fee for the services will be $10,000 and 5,000 shares of Common Stock. The aggregate value of shares issued to this public relations firm on the grant dates of April 19, 2017 and May 19, 2017 were 5,000 and 5,000 shares valued at $6.00 and $6.51 per share for a total of $30,000 and $32,600, respectively.

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

Item 5.               Other Information

None

Item 6.               Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation, as amended.
4.9	Warrant Agreement, dated July 25, 2017, by and between the Registrant and American Stock Transfer & Trust Company, as Warrant Agent (including Form of Warrant Certificate).
10.30	Employment Agreement by and between the Registrant and Donald D’Ambrosio, dated March 14, 2017
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYnd Analytics, Inc.

Date: August 14, 2017		/s/ George C. Carpenter IV
	By:	George C. Carpenter IV
	Its:	Chief Executive Officer (Principal Executive Officer)

/s/ Donald D’Ambrosio
	By:	Donald D’Ambrosio
	Its:	Chief Financial Officer (Principal Financial Officer)