Form 10-K
period 2017-09-30
MYnd Analytics, Inc.
filed 2017-12-29
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒   Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2017

or

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

(949) 420-4400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	The Nasdaq Stock Market LLC

Warrants to Purchase Common Stock	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

None

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

Yes     ☒                       No      ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on March 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter was $14,915,560 (calculated based on the price at which the registrant’s common stock was last sold on that date).

As of December 29, 2017, the registrant had 4,360,561 shares of Common Stock, $0.001 par value, issued and outstanding.

MYND ANALYTICS, INC.

2017 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2017, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

●	our need for immediate additional funding to support our operations and capital expenditures;

●	our ability to successfully maintain listing of our shares of common stock on the Nasdaq Capital Market;

●	our history of operating losses;

●	our inability to gain widespread acceptance of our PEER Reports;

●	our inability to prevail in convincing the United States Food and Drug Administration (the “FDA”), that our rEEG or PEER Online service does not constitute a medical device and should, therefore, not be subject to regulations;

●	the possible imposition of fines or penalties by the FDA for alleged violations of its rules and regulations;

●	our new subsidiary in telebehavioral health may be harmed by evolving governmental regulation;

●	our new subsidiary’s business model requires work with affiliated professional entities not owned by the Company;

●	our new subsidiary may require an expanded and maintained network of certified professionals;

●	our revenue and prospects for profitability may be harmed;

●	our business may be subject to additional regulations in the future that could increase our compliance costs;

●	our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectation of analysts or investors;

●	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

●	any negative or unfavorable media coverage;

●	our inability to generate and commercialize additional products and services;

●	our inability to comply with the substantial and evolving regulation by state and federal authorities, which could hinder, delay or prevent us from commercializing our products and services;

●	our inability to successfully compete against existing and future competitors;

●	delays or failure in clinical trials;

●	any losses we may incur as a result of litigation;

●	our inability to manage and maintain the growth of our business;

●	our inability to protect our intellectual property rights;

●	employee relations;

●	possible security breaches;

●	possible medical liability claims;

●	possible personal injury claims in the future; and

●	our limited trading volume.

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

ITEM 1. The Business

Introduction

MYnd Analytics, Inc. (the “Company” or “MYnd”) employs a clinically validated scalable technology platform to support personalized care for mental health patients. The Company utilizes its patented machine learning, artificial intelligence, data analytics platform for the delivery of telebehavioral health services and its PEER predictive analytics product offering. On November 13, 2017, the Company acquired Arcadian Telepsychiatry Services LLC (“Arcadian”), which manages the delivery of telepsychiatry and telebehavioral health services through a nationwide network of licensed and credentialed psychiatrists, psychologists and master’s-level therapists. The Company is commercializing its PEER predictive analytics tool to help physicians reduce trial and error treatment in mental health. MYnd’s patented, clinically validated technology platform (“PEER Online”) utilizes complex algorithms to analyze electroencephalograms (“EEGs”) to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict individual responses to a range of medications prescribed for the treatment of behavioral disorders including depression, anxiety, bipolar disorder, post-traumatic stress disorder (“PTSD”) and other non-psychotic disorders.

The Market for Telebehavioral Health and Predictive Healthcare

Telebehavioral health services involve the use of video conferencing equipment to conduct real time mental health consultations between a clinician and patient including individuals living in underserved areas or those with limited access to services. Over eighty-nine million Americans live in federally designated Mental Health Professional Shortage Areas. Two-thirds of US primary care physicians report not having adequate access to psychiatric care for their patients. Arcadian facilitates on-demand telebehavioral health services to expedite assessment, diagnosis, treatment, and disposition of patients in a wide variety of settings.

Analysts have identified predictive healthcare as one of the fastest-growing markets in healthcare, particularly, healthcare startups using advanced machine learning algorithms for medical imaging and diagnostics, remote patient monitoring, and risk prediction. The global healthcare analytics market is expected to reach USD $42.8 billion by 2024, according to a report by Grand View Research, Inc. Efforts to reduce the spiraling healthcare costs are facilitating the usage of healthcare analytics. Additionally, the benefits of healthcare analytics include the improvement of patient access to customized care, the furthering of transparent operations to enable better public oversight, and innovation in patient care delivery and services.

The Challenge and the Opportunity

The American Psychiatric Association estimates that between $26 billion and $48 billion could be saved annually through effective integration of medical and behavioral health services. Traditional in-person patient encounters for behavioral health are hampered by relative shortages of behavioral health clinicians, especially in areas of the country where there is the greatest need. Arcadian’s customers are payers, health plans, Employee Assistance Programs (“EAPs”), and provider groups. With the benefit of the MYnd technology platform, Arcadian is positioned to capitalize on the need for behavioral health services, overcoming gaps in care access, while supporting healthcare organizations nationwide.

Psychotropic medications have become the dominant treatment for mild to severe behavioral disorders with greater than 400% growth in the prescription of antidepressant medications over the last two decades. However, recent research has emerged challenging the assumption of efficacy of strategies for prescribing psychotropic medications for the treatment of mild to severe behavioral disorders, finding that these medications often do not work or lose their efficacy over time.

Currently, due to the lack of objective neurophysiological data available to physicians of brain function, physicians regularly make prescribing decisions based on incomplete symptomatic factors. To address this unmet medical need, we offer our PEER Online technology to analyze an individual’s digital Quantitative EEG (“QEEG”), correlating the individual’s QEEG features with medication outcomes in our proprietary database of over 10,000 unique patients to predict the efficacy of psychotropic medications by class and individual medication. The output of this analysis - the PEER Report - has been used as adjunctive information by physicians for over a decade on patients suffering from behavioral disorders including depression, anxiety disorders, obsessive-compulsive disorder (“OCD”), bipolar disorder, PTSD, addiction and eating disorders, including anorexia.

The Mental Health Parity and Addiction Equity Act (MHPAEA) requires health plans to ensure parity between medical/surgical benefits and mental health/substance use disorder (MH/SUD) benefits. Specifically, plans must offer parity in both numerical or “quantitative” financial requirements or treatment limits (e.g., cost sharing and day or visit limits) and “non-quantitative” treatment limits. This legislation drove a substantial increase in reimbursement transparency: plan administrators must now provide detailed criteria for medical necessity determinations relating to MH/SUD, including prior authorization requirements, determinations that a treatment is experimental, methods for reimbursing providers, step-therapy programs, and restrictions based on geographic location or facility type.

Further, key conditions of the 21st Century Cures Act have recently required the Departments of Labor, Treasury, and Health and Human Services to strengthen their enforcement of the MHPAEA, requiring audits and enforcement actions for any health insurer or group health plan that has violated MHPAEA at least five times.

Milliman Global Actuaries recently released a report on mental health utilization from 2008-13, the period in which the initial Parity regulations were implemented. For commercial health plans, outpatient visits increased by 19.5% for mental health care compared to only 2% for medical-surgical treatments; professional services increased by 9.1% for mental health versus 3.1% for medical-surgical care. In summary, the practical effect of these regulations is that mental health care visits have increased significantly, and we believe that current procedures with existing reimbursement codes such as EEG will be increasingly reimbursed by payers.

Commercial Strategy

We plan to drive adoption of our technology and secure sustained profitability through the following plan:

1.	Integrate Arcadian’s business into MYnd’s technology platform to enable scalable growth and achieve incremental growth through the integration of the MYnd offering with the Arcadian network. We are integrating Arcadian functions that support scheduling, clinical management and billing operations with the MYnd operating platform to ensure operational efficiency and scalable growth. By doing so, we believe we will have a unique platform which both improves access to and efficacy of behavioral health treatments.

2.	Commercialize PEER through direct marketing to payers, providers and patients. MYnd has implemented a multi-prong strategy to increase patient and provider awareness of the PEER platform involving direct sales, social media and call centers.

3.	Continue to pursue military and veterans’ engagements in the US and globally. Due to the high visibility of mental and emotional disorders in their organizations, the military and veterans’ administration possess the ability to sustain demand and need for intervention. We intend to continue the pursue relationships with the military of the United States, Canada and other countries, to improve the condition of those serving and veterans. We have submitted an application for a federal supply schedule solicitation with the Department of Veterans Affairs which, if granted, would provide the Company with a five year General Services Administrative contract with all agencies of the Federal government. The Company has commenced a clinical trial with the Canadian Armed Forces, which will provide both NATO and Health Canada (Canada’s single payer system) experience with our PEER technology. It will also increase the size of our data base, and potentially result in PEER being adopted as a standard of care by Health Canada.

4.	Identify and implement strategic opportunities to capitalize on the MYnd technology platform. The Company anticipates that recognition of the utility of the MYnd technology platform will follow with increasing market adoption. Accordingly, we will pursue strategic partnerships, licensing and distribution opportunities with global enterprise customers who provide electronic medical records, prescribing tools, and other large scale clinical management functions. In addition, the Company may evaluate and pursue other strategic opportunities that could prove to be beneficial to the Company’s business.

Arcadian Telepsychiatry Services LLC

Arcadian Telepsychiatry Services LLC, our wholly owned subsidiary acquired in November 2017, manages the delivery of telebehavioral health services through a multi-state network of licensed and credentialed psychiatrists, psychologists and other behavioral health therapists (“Providers”). Although many companies provide broad telehealth services within the U.S., only a few companies have a primary focus on telepsychiatry and telebehavioral health. Arcadian’s business model is unique, because it has access to a broad network of licensed behavioral health professionals exclusively focused on telepsychiatry and telebehavioral health. These Providers collectively offer a full suite of behavioral health and wellness services, including short-term (urgent), medium-term (rehabilitation) and long-term (management) behavioral care.

Arcadian’s telehealth service delivery model is optimized to deliver behavioral health care anytime and anywhere, offering unprecedented access to behavioral health services. All technology for scheduling and videoconferencing is accessible through a secure portal, creating a seamless experience for the patient, referring physician, and Arcadian provider. The Providers’ services include initial and follow-up psychiatric evaluations and diagnoses, medication prescribing and monitoring, urgent on-call evaluations, forensic and legal evaluations, individual and family counseling (e.g., grief, behavior problems, job loss) and drug and alcohol abuse rehabilitation counseling. Arcadian also arranges for services through Employee Assistance Programs (teleEAP) that many employers include as part of their employee benefits packages.

Arcadian contracts for most of its Providers’ services through contracts (each a “Service Agreement”) with the Providers. Neither the Company nor Arcadian has an ownership interest in any Provider, nor any employment relationships with any Provider. All Providers are required to maintain proper state licensing, credentialing and malpractice insurance. In a typical Service Agreement, Arcadian provides certain management and administrative services in support of the Providers’ non-medical functions and the Providers provide telebehavioral health services.

Arcadian and its Providers currently have contracts with 22 insurance companies, human capital management corporations (i.e., EAP benefits), outpatient diagnostic and treatment centers, drug and alcohol rehabilitation centers (outpatient and residential), community behavioral health clinics, treatment and rehabilitation centers, corrections facilities, and post-acute care centers. Arcadian is exploring expansion opportunities by providing services to emergency departments, schools (K-12 and college) and large employers. Arcadian’s contracts span from Pennsylvania to California and North Dakota to Louisiana and Texas.

PEER Report and PEER Online Database

A PEER Report is a personalized report for a patient which is generated after the patient receives an EEG. An EEG is a painless, non-invasive test that records the brain’s electrical activity and provides a basis for comparison against others within the PEER database. MYnd utilizes AI, machine learning and data analytics in order to inform therapeutic regimens, thereby improving patient outcomes and reducing healthcare costs. The PEER Reports use data from EEG tests, outcomes and machine learning to identify endophenotypic markers of drug response. This big data approach has allowed MYnd to generate a large clinical registry and database of predictive algorithms from more than 10,000 unique patients with psychiatric or addictive problems and 38,000 clinical outcomes.

The PEER Online database is maintained in two parts:

1.	The QEEG Database

The QEEG Database includes EEG recordings and neurometric data derived from analysis of these recordings. QEEG is a standard measure that adds cloud-based computerized statistical analysis to traditional EEG studies. We have used two separate QEEG databases from different vendors, which provide statistical and normative information in the generation of a PEER Report.

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

Competitive Advantages of MYnd Technology Platform

MYnd technologies utilizes what is believed to be the largest database of longitudinal patient outcomes, collected from our subscribing physicians and patients over more than a decade.Because our data platform “learns”, it supports physicians in personalizing treatment of patients. PEER offers practical advantages to physicians and patients, including:

●	Scalable and Applicable to Other Services - Our products are built on a secure, HIPAA-compliant Force.com platform which is inherently scalable, i.e. services can be ordered and delivered to any physician with a web browser. The platform is capable of distributing point-of-care data to physicians for new drugs, non-pharmacological treatments, and other findings that are timely and clinically important for clinicians.

●	Clinical utility - PEER results are available same-day and provide objective, actionable data to support treating physicians.

●	Machine learning - A core attribute of the PEER Registry approach is that it “learns”, using machine learning algorithms to improve the accuracy of recommendations as outcomes are added to the database. In the last three years, an additional 1,500 patients were added to the PEER Registry, improving overall predictive accuracy from 86% to 91%.

●	Higher Efficacy - Findings presented at the Military Health Services Research Symposium in August 2016 included pooled results from all four randomized trials of PEER, with an average 47% improvement (mean change from baseline) for PEER-guided treatments, compared to only 16% average improvement in the standard of care group. In other words, physicians with PEER information in our study had three times higher medication efficacy than physicians treating as usual without the benefit of PEER.

●	Pharmacogenomics - Currently, we believe that the most proven targets for pharmacogenomics are in the liver - a CYP450 drug metabolism - which apply to less than 15% of Americans. Conversely, PEER is based on functional brain activity and therefore, is more broadly applicable.

Clinical Results and Independent Validation

PEER has abundant literature showing (1) it affects treatment management decisions, (2) the decisions result in ’strong’ effects on established measures of effectiveness (>3- fold more than what has been reported by FDA and Cochrane review groups on effects of drugs without benefit of PEER), (3) improved quality of life scores, (4) safety comparable to existing treatment regimens, (5) generalizability to many settings across many types of patients, and (6) substantial cost offsets.

In the 2017 PEER Report Dossier prepared by John Hornberger of Cedar Associates LLC and a Stanford Health Policy Adjunct Affiliate it is stated that “EEG is a well-standardized clinical tool that has been used for decades. As such, the processes for ordering and performing EGG are established and seamless. PEER represents the next logical enhancement, which is to link the automated, quantitative EEG findings with phenotypes (in this case, with drug response in patients with TRD) using the world’s largest clinical repository. The four randomized trials met the essential criteria of showing that PEER increases response rates; because of the strength of randomization, it leads to strong inference that the effect found in the studies were authentic, not due to a confounding factor. Also, the effect was large enough that relatively modest sample were sufficient to demonstrate the effect was very unlikely (less than 1% risk) of being due to random chance alone. In addition, more than 45 studies have shown the feasibility of a well-validated and useful EEG-clinical repository platform to work across many settings and for many types of patients with depression. Due to the high cost of non-response in depression, and the strong effect found in controlled, prospective trials of PEER, use of PEER at its recommended list price represents a substantial cost-saving opportunity for health plans, especially those facing renewed efforts by employers and government agencies to provide and document readily more affordable, value-based care.”

Marketing and Sales

The Company will pursue aggressively the expansion of its Arcadian telebehavioral health network, by increasing the number of contracted payors and providers and its geographic reach. The Company will continue to focus marketing efforts on the geographies where there might be fewer available therapists as it continues to develop Arcadian’s network. The Company will rely upon its in-house marketing staff to continue to market Arcadian services to insurance companies, EAPs and community behavioral health centers.

The Company will actively pursue cross sales of Arcadian managed care and health system clients. The Company will continue to market paid pilot programs such as the Horizon Blue Cross Blue Shield pilot, while it campaigns for coverage determinations from large health plans and health systems.

The Company also plans to bring this platform to primary care providers, currently the main locus of treatment for behavioral disorders and a physician group that deals every day with the limited access to behavioral health specialists and the poor efficacy of current treatments.

MYnd has hired a national vice president of sales and marketing, an experienced diagnostic/pharma executive, who is an accomplished, results-oriented professional with over 20 years of leadership experience in sales and marketing within the pharmaceutical, biotech and oncology/genomic diagnostic space. The Company intends to hire additional sales people for two to four specific areas to concentrate on direct sales. MYnd has implemented and staffed a national call center to respond to patient inquiries, is purchasing lead generated ads on known social media outlets for patient outreach and is referring inquiring patients to physicians in highly targeted geographic areas who regularly utilize and are proficient in PEER.

Acquisition of Arcadian Telepsychiatry Services LLC

On November 13, 2017, the Company entered into an equity purchase agreement (the “Agreement”) with Arcadian and Mr. Robert Plotkin, pursuant to which the Company acquired all of the issued and outstanding membership interests (the “Equity Interests”) of Arcadian from Mr. Plotkin. In consideration for the Equity Interests, the Company entered into an employment agreement with Mr. Plotkin, pursuant to which the Company will continue to employ Mr. Plotkin as the CEO of Arcadian for an annual salary of $215,000, and granted him 35,000 options to purchase common stock of the Company. In addition, the Company entered into the Guaranty (as described below).

In connection with the Agreement, Arcadian entered into the Side Agreement and Seed Capital Amendment with Ben Franklin Technology Partners of Southeastern Pennsylvania (“BFTP”), pursuant to which BFTP waived its rights (a) to an equity conversion contemplated by the existing funding agreements (as they may be amended, supplemented or otherwise modified from time to time, the “BFTP Loan Documents”) between Arcadian and BFTP, under which BFTP has loaned Arcadian, as of August 31, 2017, the aggregate principal amount of $700,000 and upon which an aggregate of $85,496 of interest had then accrued (collectively, the “Loan Amount”) and (b) to act as an observer to Arcadian’s board. Under the Side Agreement and Seed Capital Amendment, Arcadian acknowledged and reaffirmed all of BFTP’s claims, encumbrances granted by Arcadian to BFTP, and BFTP’s other rights, interests and remedies pursuant to the BFTP Loan Documents and otherwise. The effectiveness of the Side Agreement and Seed Capital Amendment are conditioned upon (i) Arcadian making a one-time payment to BFTP of $175,000 as payment for the redemption and cancellation of two warrants to purchase equity interests in Arcadian and (ii) the Company entering into a guaranty with respect to Arcadian’s obligations (including the Loan Amount) to BFTP under the BFTP Loan Documents, as amended by the Side Agreement and Seed Capital Amendment. Upon satisfaction of the foregoing conditions, the aforementioned BFTP rights will be waived and the BFTP warrants will be cancelled. The Side Agreement and Seed Capital Amendment further provide that following the closing of the transactions contemplated by the Agreement, the Company will be obligated to complete all financial reporting to BFTP required under the BFTP Loan Documents.

In addition, the Company executed an absolute, unconditional, irrevocable and continuing guaranty and suretyship (the “Guaranty”) in favor of BFTP, pursuant to which it unconditionally guaranteed the prompt payment and performance, when due, of all loans (including the Loan Amount), advances, debts, liabilities, obligations, covenants and duties owing by Arcadian to BFTP under the BFTP Loan Documents. Under the Guaranty, if Arcadian defaults under any obligation under the BFTP Loan Documents, the Company will be required to pay the amount then due to BFTP. The Guaranty contains representations, warranties, covenants, conditions, events of default and indemnities that are customary for agreements of this type.

Competition

While the telehealth market is in an early stage of development, it is competitive, and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the telehealth industry for our solution from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. Competition from specialized software and solution providers, health plans and other parties will result in continued pricing pressures, which are likely to lead to price declines, which, in turn, could negatively impact our sales, profitability and market share.

Some of our competitors may have greater name recognition, including Teladoc, MDLive and American Well, longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the telehealth market, which could create additional price pressure. In light of these factors, even if our solution is more effective than those of our competitors, current or potential clients may accept competitive solutions in lieu of purchasing our solution. If we are unable to successfully compete in the telehealth market, our business, financial condition and results of operations could be materially adversely affected.

Although we are not aware of any company that offers a service directly comparable to PEER Online services, several companies having greater financial and other resources than the Company have suggested that they may be pursuing similar strategies, including Assurerx, Genomind, Verily, IBM Corporation and Google. All of these companies have reported developing either a genomic-based test strategy or other AI analysis of the health metrics to aid treatment.

Intellectual Property

Covering The Use Of The PEER Online Database

We have 20 issued patents, of which seven are in the U.S., at least one of which covers the process of using the data presented in our PEER Online service. Our patents will expire between January 2018 and April 2023 and cover QEEG (quantitative electrophysiology). We have been issued patents in the following countries and regions: Canada (three patents), Europe (two patents), Australia (three patents), Mexico (two patents), Japan (two patents) and Israel (one patent). We also have filed multiple additional patent applications for our technology in the U.S., Europe and Canada.

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

Transcranial Magnetic Stimulation

MYnd has filed patent applications in the U.S. and Canada related to the Company’s acquisition of patient responsivity data for Transcranial Magnetic Stimulation (“TMS”). This would be the Company’s first application for a neurometric predictor of a non-drug therapy. The Company anticipates using this methodology to help physicians better understand which patients may positively respond to TMS for treating depression. The U.S. and Canadian patent applications are entitled “Method for Assessing the Susceptibility of a Human Individual Suffering from a Psychiatric or Neurological Disorder to Neuromodulation Treatment.”

TMS is a non-invasive outpatient procedure that uses magnetic fields to stimulate areas of the brain thought to control mood. TMS is sometimes used as an alternative treatment for patients who have failed one or more antidepressants for the treatment of depression. While treatment periods vary by patient, a typical treatment regimen generally involves 20 to 30 treatments over a four to six week period. TMS responsivity data, which is based on QEEG, helps physicians learn how patients with similar EEG patterns responded to TMS, thereby enabling them to more effectively guide patients most likely to benefit from this treatment and reduce expenditures on patients for whom TMS is not likely to be an effective solution for their depression.

Trademarks

“rEEG”, “PEER Online” (web-based software application), “PEER Online” (web-based services), and “MYnd Analytics” (word mark) are registered trademarks of the Company in the United States. We will continue to expand our brand names and our proprietary trademarks worldwide as our operations expand.

Government Regulation

Arcadian

The healthcare industry, including behavioral healthcare, is extensively regulated at both the state and federal levels. The laws and rules on the practice of behavioral healthcare and telehealth continue to evolve, and the Company will devote significant resources to monitoring these developments. As the applicable laws and rules change, Arcadian must conform its business processes from time to time to be in compliance with these changes.

Provider Licensing, Corporate Practice Restrictions, Certification and Scope of Practice

The practice of health care professions, including the provision of behavioral health services, is subject to various federal, state and local certification and licensing laws, regulations and approvals, relating to, among other things, the adequacy of health care, the practice of medicine and other health professions (including the provision of remote care and cross-coverage practice), equipment, personnel, operating policies and procedures and the prerequisites for prescribing medication. In addition, the provision of health care services through any kind of clinic, facility, storefront or other location open to the public is often subject to state clinic licensure laws akin to those that health facilities like hospitals, surgery centers and urgent care clinics must obtain and maintain. The Company does not operate or promote any physical place to obtain healthcare and therefore does not believe it is subject to any clinic licensure requirements, but the application of some of these laws to the Company and telehealth is unclear and subject to differing interpretation.

Some states have enacted regulations specific to providing services to patients via telehealth. Such regulations include informed consent requirements that some states require providers to obtain from their patients before providing telehealth services. Behavioral health professionals who provide professional services using telehealth modalities must, in most instances, hold a valid license to practice the applicable health profession in the state in which the patient is located. In addition, certain states require a physician providing telepsychiatry to be physically located in the same state as the patient. Arcadian requires each Provider to put in place procedures to ensure that the Provider is in compliance with all applicable laws and regulations. Nevertheless, any failure to comply with these laws and regulations could result in civil or criminal penalties against Arcadian.

Corporate Practice; Fee-Splitting

Arcadian contracts with Providers to provide psychiatric, psychological and other behavioral health services. In addition, Arcadian provides a wide range of services to Providers, and the Providers pay Arcadian for those services. These contractual relationships are subject to various state laws, including those in New York, Texas and California, that prohibit fee-splitting or the practice of medicine or another health profession by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing a professional’s judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of behavioral health services may be considered an element of the practice of a health profession in many states. Under the corporate practice restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of clinical personnel may implicate the restrictions on the corporate practice of the health profession.

State corporate practice and fee-splitting laws vary from state to state and are not consistent among states. In addition, these requirements are subject to broad powers of interpretation and enforcement by state regulators and may apply to Arcadian if a Provider is licensed there. Moreover, regulatory authorities or other parties, including the Providers, may assert that Arcadian is engaged in the corporate practice of a health profession or that the contractual arrangements with Providers constitute unlawful fee-splitting. An adverse finding on either of these issues could lead to judicial or administrative action against Arcadian or its Providers, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of Provider licenses, or the need to revise Service Agreements - all in ways that may interfere with Arcadian’s business and have other materially adverse consequences. In any event, such a finding would cause a substantial disruption to Arcadian’s business model.

Federal and State Fraud and Abuse Laws

Federal and State Anti-Kickback Statutes

The Company must comply with the federal and state anti-kickback statutes. The federal Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the federal Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the federal Anti-Kickback Statute may result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines of $50,000 per violation and three times the amount of the unlawful remuneration. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations.

State anti-kickback statutes require compliance independent of the federal Anti-Kickback Statute. Some state anti-kickback statutes prohibit the same conduct as the federal anti-kickback statute, but may apply the prohibition broadly to all payor-reimbursed services, not just those that are federally funded. Other state anti-kickback statutes are limited to Medicaid services, while still others apply only to patient referrals and not to actions that involve “arranging or recommending” healthcare items or services.  Very few state anti-kickback statutes have the extensive safe harbors and regulatory guidance of the federal Anti-Kickback Statute, making interpretation of the scope of the statutes more uncertain than the federal Anti-Kickback Statute.  Like the federal Anti-Kickback Statute, most state anti-kickback laws are subject to criminal sanctions. Accordingly, the Company must analyze and ensure that it complies with state anti-kickback statutes whenever it commences operations in a new state. Any violation of state anti-kickback laws, therefore, could have a material adverse effect on our business, financial condition and results of operations.

Physician Self-Referral Laws

There is a federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits a physician from referring Medicare patients to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. We do not believe the Company’s operations, including those of Arcadian, implicate the Stark Law, because neither the Company nor Arcadian nor the Providers acting pursuant to the Services Agreements offer or provide any services that would be considered designated health services under the Stark Law. As with the anti-kickback laws, however, physician self-referral prohibitions exist at the state level and which, like the Stark Law, apply civil penalties to violations of their terms. These state physician self-referral laws are often similar to the Stark Law, but may apply to different services than the Stark Law and may have different exceptions. The Company does not believe it is noncompliant with any state physician self-referral laws, but these laws are often vague, subject to amendment and lacking in court precedent or regulatory guidance. It is possible, therefore, that now or in the future the Company could be found to be out of compliance with one or more state physician self-referral laws. Any such noncompliance could have a material adverse effect on our business, financial condition and results of operations.

Federal and State False Claims Statutes

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government, but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from government-funded healthcare programs. In addition, some states have adopted similar fraud, whistleblower and false claims provisions.

Some states have laws similar to the False Claims Act. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any third-party payor, including commercial insurers, not just those reimbursed by a government-funded healthcare program. A determination of liability under such state fraud and abuse laws could result in fines and penalties and restrictions on the Company’s ability to operate in these jurisdictions and have a material adverse effect on our business, financial condition and results of operations.

Other Healthcare Anti-Fraud Laws

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, collectively referred to as HIPAA, established several separate crimes for making false or fraudulent claims to insurance companies and other governmental payors of healthcare services. Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute, 18 U.S.C. § 1347, prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any healthcare benefit program, including private payors, or obtaining by means of false or fraudulent pretenses, representations or promises any of the money of the healthcare benefit program in connection with the delivery of, or payment for, healthcare benefits, items or services. A violation of this statute may result in fines, imprisonment or exclusion from government-sponsored healthcare programs.  The False Statements Relating to Healthcare Matters statute, 18 U.S.C. § 1035, prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device, making any materially false, fictitious or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains any materially false, fictitious, or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment. These provisions target some of the same conduct in the submission of claims to private payors as the federal False Claims Act covers in connection with governmental health programs.

In addition, the federal Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof) that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the federal Anti-Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act.

Any violation of these other healthcare fraud laws could have a material adverse effect on our business, financial condition and results of operations.

State and Federal Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, or PII, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information, or PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Arcadian’s Providers and some of its clients are all regulated as covered entities under HIPAA. Since the effective date of the HIPAA Omnibus Final Rule on September 23, 2013, HIPAA’s requirements are also directly applicable to the independent contractors, agents and other “business associates” of covered entities that create, receive, maintain or transmit PHI in connection with providing services to covered entities. Arcadian is a business associate under these requirements.

Violations of HIPAA may result in civil and criminal penalties. The civil penalties range from $100 to$50,000 per violation, with a cap of $1.5 million per year for violations of the same standard during the same calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also contains breach notification rule. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to the HHS and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate.

State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. Although HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. In light of the HIPAA Omnibus Final Rule, recent enforcement activity, and statements from HHS, we expect increased federal and state HIPAA privacy and security enforcement efforts.

Many states also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. Where state laws are more protective than HIPAA, Arcadian must comply with the state laws, in addition to HIPAA. In certain cases, it may be necessary to modify Arcadian’s planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused.

In addition to HIPAA, state health information privacy and state health information privacy laws, Arcadian may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting.

In recent years, there have been a number of publicized data breaches involving the improper use and disclosure of PII and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA and pursuant to the related contracts that we enter into with our business associates, we must report breaches of unsecured PHI to our contractual partners following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

Any violation of HIPAA or state privacy laws, therefore, could result in civil or even criminal liability, subject us to significant monetary fines, require us to restructure our operations and otherwise have a material adverse effect on our business, financial condition and results of operations.

MYnd and PEER Online

The PEER Outcome database is registered with the United States Food and Federal Drug Administration (“FDA”) and the State of California as a Class I Exempt Device within the category of Medical Device Data System.

We currently intend to continue marketing as a cloud-based neurometric information service branded as PEER Online (“neurometric services”), under our Class I registration, while we continue to pursue the military trial and consider submission of a Class II device premarket notification. If we continue to market PEER Online and the FDA determines that we should be subject to further FDA regulation, it could seek enforcement action against us based upon a position that our PEER Online product represents a Class II medical device, as a result of which we could be forced to cease our marketing activities and pay fines and penalties. In August 2012, the FDA reviewed the study protocol to use our PEER Interactive Product, which is substantially similar to the PEER Online product, and determined that the Walter Reed PEER Trial was considered a Non-Significant Risk (“NSR”) clinical trial and did not require an Investigational Device Exemption.

In addition to the foregoing, federal and state laws and regulations relating to the sale of our neurometric services are subject to future changes, as are administrative interpretations of regulatory agencies. In the event that federal and state laws and regulations change, we may need to incur additional costs to seek government approvals for the sale of our neurometric services.

Employees

As of September 30, 2017, our operation has eighteen full-time employees. We believe that our relations with our employees are good. None of our employees belong to a union.

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

The Company actively operates its businesses through MYnd Analytics, Inc. (California) (formerly called CNS Response, Inc. (California) until November 22, 2017) and, until September 30, 2012, also operated the Neuro-Therapy Clinic, Inc. (“NTC”), which was acquired as a wholly-owned subsidiary in January 2008, when it was the Company’s largest customer. NTC operations were discontinued effective September 30, 2012, as the Company chose to focus its limited cash resources on its clinical trial. Consequently, NTC is accounted for as a discontinued operation.

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

Risks Related to Our Company

We need immediate additional funding to support our operations and capital expenditures, which may not be available to us. This lack of availability could result in the cessation of our business. Our recurring net losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.

We have not generated significant revenues or become profitable, may never do so and may not generate sufficient working capital to cover costs of operations. Our recurring net losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Historically, we have been unable to pay other obligations as they become due and have been in arrears on paying certain of our larger creditors. We have a history of insolvency that requires us to immediately secure additional funds to continue our operations. Until we can generate a sufficient amount of revenues to finance our operations and capital expenditures, we are required to finance our cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. As of September 30, 2017, we had approximately $5.45 million in cash and cash equivalents on hand. As of December 27, 2017, we had approximately $2.73 million in cash and cash equivalents on hand. We will therefore need additional funds to continue our operations and will need substantial additional funds before we can increase demand for our telebehavioral health services and PEER solution offering.

On December 6, 2016, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10 million of our shares of Common Stock over the approximately 30-month term of the purchase agreement. To date, we have only $145,000 from sales to Aspire Capital. The extent to which we utilize the purchase agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our Common Stock, the volume of trading in our Common Stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the purchase agreement on any given day and during the term of the agreement is limited. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Private Placement Transactions-The Aspire Capital Equity Line” for additional information. Additionally, we and Aspire Capital may not effect any sales of shares of our Common Stock under the purchase agreement during the continuance of an event of default or on any trading day that the closing sale price of our Common Stock is less than $0.50 per share. Even if we are able to access the full $10 million under the purchase agreement, we will still need additional capital to fully implement our business, operating and development plans.

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

We are currently exploring additional sources of capital; however, we do not know whether additional funding will be available on acceptable terms, or at all, especially given the economic conditions that currently prevail. Furthermore, any additional equity funding will likely result in significant dilution to existing stockholders, and, if we incur additional debt financing in the future, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, it would have a material adverse effect on our business, financial condition and/or results of operations and could cause us to be required to cease operations. Our financial statements include an opinion of our auditors that our recurring net losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.

We have a history of operating losses and we have never been profitable.

Since our inception, we have incurred significant operating losses. As of September 30, 2017, our accumulated deficit was approximately $75.6 million. On November 13, 2017, we acquired Arcadian Telepsychiatry Services LLC (“Arcadian”), a telepsychiatry and telebehavioral health company. Arcadian also has a history of significant operating losses, which represent a further obstacle to our goal of achieving profitability.

Our future capital requirements will depend on many factors, such as the risk factors described in this section, including our ability to maintain our existing cost structure and to execute our business and strategic plans, including the successful integration of the PEER solution offering with the Arcadian network. Even if we achieve profitability, we may be unable to maintain or increase profitability on a quarterly or annual basis.

Risks Related to Our Business-Telebehavioral Health

Our telebehavioral health business could be adversely affected by new state actions relating to healthcare services and telemedicine providers, which could restrict our ability to provide the full range of our services in certain states.

Our ability to conduct business in each state is dependent upon the state’s treatment of telehealth under each state’s laws, rules and policies governing the practice of medicine and other health care professions, which are subject to changing political, regulatory and other influences. Some state professional boards have established new rules or interpreted existing rules in a manner that limits or restricts our ability to conduct our business as currently conducted in other states, and it is possible that the laws and rules governing the practice of telehealth in one or more states may change in a similar manner in the future. Many states have imposed different, and, in some cases, additional, standards regarding the provision of services via telehealth. These standards often relate to particular modalities of telecommunication that are permitted or prohibited, meaning that a system the Company has established in some states may not satisfy regulatory requirements in others. State laws are also in flux regarding the licensure required to provide services via telehealth. By way of example, certain state Medicaid programs may cover behavioral health treatment provided by psychiatric nurse practitioners, but not clinical social workers. Others provide that certain services can be provided via telehealth by a clinical social worker, but not a licensed mental health counselor. Finally, some states impose strict standards on using telehealth to prescribe certain classes of controlled substances that can be commonly used to treat behavioral health disorders. The unpredictability of this regulatory landscape means that sudden changes in policy regarding standards of care and reimbursement are possible. If this were to happen, and we were unable to adapt our business model accordingly, our operations in such states could be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

Our telebehavioral health business is dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be adversely affected if those relationships were disrupted.

There is a risk that state authorities in some jurisdictions may find that our contractual relationships with our physicians, psychologists and other behavioral health professionals (“Providers”) violate laws prohibiting the corporate practice of medicine and certain other health professions. These laws generally prohibit the practice of medicine and certain other health professions by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the clinician’s professional judgment. The professions subject to corporate practice restrictions and the extent to which each state considers particular actions or contractual relationships to constitute improper influence of professional judgment vary across the states and are subject to change and evolving interpretations by state boards of medicine and other health professions and state attorneys general. As such, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice laws will not further circumscribe our business operations. State corporate practice restrictions also often impose penalties on health professionals for aiding a corporate practice violation, which could discourage clinicians from participating in our network of providers. Any difficulty securing clinicians to participate in our network could impair our ability to provide telebehavioral health services and could have a material adverse effect on our business.

Corporate practice restrictions exist in some form, whether by statute, regulation, professional board or attorney general guidance, or case law, in at least 42 states, though the broad variation between state application and enforcement of the doctrine makes establishing an exact count difficult. Because of the prevalence of corporate practice restrictions on medicine and psychology in particular, including in the states where we predominantly conduct our business,we contract for provider services through services agreements rather than employ Providers. Because we do not employ the Providers, we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with the Providers, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide telebehavioral health services and could have a material adverse effect on our business, financial condition and results of operations.

Evolving government regulations may require increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations.

We have identified what we believe are the areas of government regulation that, if changed, would be costly to us. These include: rules governing the practice of telehealth; including the remote prescribing of controlled substance; licensure standards for behavioral health professionals; laws limiting the corporate practice of medicine and other professions; clinic licensure laws requiring health facilities to obtain a clinic license; fraud and abuse; reimbursement and false claims statutes and regulations governing the submission of health care claims; cybersecurity and privacy laws; laws and rules relating to the distinction between independent contractors and employees; and tax and other laws encouraging employer-sponsored health insurance. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

In the states in which we operate, we believe we are in compliance with all applicable regulations, but, because of the uncertain regulatory environment, certain states may determine that we are in violation of their laws and regulations. If we must remedy such violations, we may be required to modify our services and solutions in such states in a manner that undermines our solution’s attractiveness to patients or providers. We may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such states are overly burdensome, we may elect to terminate our operations in such states. In each case, our revenue may decline and our business, financial condition and results of operations could be materially adversely affected.

Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require restructuring our relationships with Providers, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of our solutions or services from being offered, which could have a material adverse effect on our business, financial condition and results of operations.

The telebehavioral health market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if our solution does not drive patient engagement, the growth of our business will be harmed.

The telebehavioral health market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our patients to use, and to increase the frequency and extent of their utilization of, our solutions, as well as on our ability to demonstrate the value of telebehavioral health to employers, health plans, government agencies and other purchasers of healthcare. Negative publicity concerning our solutions or the telebehavioral health market as a whole could limit market acceptance of our solutions. If our patients and providers do not perceive the benefits of our solutions, or if our solutions do not drive patient engagement, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations.

A significant portion of Arcadian’s revenue comes from a limited number of clients, the loss of which would have a material adverse effect on our business, financial condition and results of operations.

Historically, Arcadian has relied on a limited number of clients for a substantial portion of its total revenue. We rely on Arcadian’s reputation and recommendations from key clients to promote our solution to potential new clients. In addition, mergers and acquisitions involving our clients could lead to cancellation or non-renewal of our contracts with those clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential clients and patients.

Our business and growth strategy depend on our ability to maintain and expand a network of qualified providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.

Our success is dependent upon our continued ability to maintain a network of qualified providers. If we are unable to recruit and retain board-certified Providers as needed to render telebehavioral health services in a given state, whether that requires psychiatrists, psychologists or master’s level therapists, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. In any particular market, Providers could demand higher payments or take other actions that could result in higher medical costs, extra income, e.g., only permitting clinicians with higher levels of licensure who demand higher payment rates to provide telebehavioral health services, less attractive service for our clients or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with Providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and the Providers. The failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our membership base, higher costs, healthcare provider network disruptions, less attractive service for our clients and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our telebehavioral health business may give rise to medical liability claims against us, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our telebehavioral health business entails the risk of malpractice and professional liability claims against both our Providers and us. Although we and our Providers carry insurance covering malpractice and professional liability claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful malpractice or professional liability claims could result in substantial damage awards that exceed the limits of our and our Providers’ insurance coverage. The Providers each carry professional liability insurance covering $1 million per claim and $3 million in the aggregate for themselves, and we separately carry a general insurance policy covering $1 million per claim and $3 million in the aggregate. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our Providers from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any claims may adversely affect our business or reputation.

If our new applications and services are not adopted by our partners or patients, or if we fail to innovate and develop new applications and services that are adopted by our patients, our revenue and results of operations will be adversely affected.

Our longer-term results of operations and continued growth will depend on our ability successfully to develop and market new applications and services that patients want and are willing to purchase. In addition we will invest significant resources in research and development to enhance our solution and introduce new high-quality applications and services. If patients are not willing to make additional payments for such new applications, or if new patients do not value such new applications, it could have a material adverse effect on our business, financial condition and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solution and services on a timely basis, patients may not patronize us or the Providers. Our results of operations would also suffer if our innovations were not responsive to the needs patients, appropriately timed with market opportunity or effectively brought to market.

If our arrangements with Providers or our partners are found to violate state laws prohibiting the corporate practice of medicine and other professions or fee-splitting, our business, financial condition and our ability to operate in those states could be adversely impacted.

The laws of many states, including states in which our partners may be located prohibit us from exercising control over the medical judgments or decisions of psychiatrists and certain other providers and from engaging in certain financial arrangements, such as splitting professional fees with behavioral health professionals. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into agreements with certain of our providers pursuant to which they render professional medical services. In addition, we may enter into contracts with our providers to deliver professional services in exchange for fees. These contracts include management services agreements with our affiliated physician organizations pursuant to which the physician organizations reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. Although we seek to comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our providers to comply with these statutes, could eliminate clients located in certain states from the market for our services, as well as complicate our efforts to secure qualified clinicians to participate in our network. Either outcome could have a materially adverse effect on our business, financial condition and results of operations.

If our providers are characterized as employees, we would be subject to employment and withholding liabilities.

We structure our relationships with the Providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that the Providers are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal or foreign courts were to determine that our providers are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that the Providers are our employees could have a material adverse effect on our business, financial condition and results of operations.

Certain state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes which could adversely affect our results of operations.

We are currently licensed to operate our telebehavioral health business in two states and file state income tax returns in two states. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest may adversely affect our results of operations.

Our sales and implementation cycle can be long and unpredictable and requires considerable time and expense, which may cause our results of operations to fluctuate.

The sales cycle for our solutions from initial contact with a potential lead to contract execution and implementation, varies widely by client. Some of our clients undertake a significant and prolonged evaluation process, including to determine whether our services meet their unique healthcare needs, which frequently involves evaluation of not only our solutions but also an evaluation of those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our clients about the use, technical capabilities and potential benefits of our solution. Moreover, our large enterprise clients often begin to deploy our solutions on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these clients will deploy our solutions widely enough across their organization to justify our substantial upfront investment. It is possible that in the future we may experience even longer sales cycles, more complex client needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force, expand into new territories and market additional applications and services. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, it could have a material adverse effect on our business, financial condition and results of operations.

The telehealth market is competitive, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed.

While the telehealth market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the telehealth industry for our solutions from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional solutions and becoming more sophisticated and effective. Competition from specialized software and solution providers, health plans and other parties will result in continued pricing pressures, which is likely to lead to price declines in certain solution segments, which could negatively impact our sales, profitability and market share.

Some of our competitors may have greater name recognition, longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary solutions, technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the telehealth market, which could create additional price pressure. In light of these factors, even if our solutions are more effective than those of our competitors, current or potential clients may accept competitive solutions in lieu of purchasing our solutions. If we are unable to successfully compete in the telehealth market, our business, financial condition and results of operations could be materially adversely affected.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use or similar taxes which could adversely affect our results of operations.

We do not collect sales and use and similar taxes in any states based on our belief that our services are not subject to such taxes in any state. Sales and use and similar tax laws and rates vary greatly from state to state. Certain states in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest with respect to past services, and we may be required to collect such taxes for services in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our results of operations.

Economic uncertainties or downturns in the general economy or the industries in which our clients operate could disproportionately affect the demand for our telebehavioral health solution and negatively impact our results of operations.

General worldwide economic conditions have experienced significant downturns during the last ten years, and market volatility and uncertainty remain widespread, making it potentially very difficult for our clients and us to accurately forecast and plan future business activities. During challenging economic times, our clients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions may impair the ability of our clients to pay for the applications and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.

Risks Related to Our Business-Predictive Medicine (PEER)

If our PEER Reports do not gain widespread market acceptance, we may not be able to achieve the level of sales required for growth, and our business, financial condition and results of operations would be harmed.

We have developed a methodology that aids psychiatrists and other physicians in selecting appropriate and effective medications for patients with certain behavioral or addictive disorders based on physiological traits of the patient’s brain and information contained in a proprietary database that has been developed over approximately the last twenty-five years. We began selling reports, referred to as rEEG Reports, based on our methodology in 2000; these reports have since been rebranded as PEER Reports. To date, we have not received widespread market acceptance of the usefulness of our PEER Reports in helping psychiatrists and other physicians inform their treatment strategies for patients suffering from behavioral and/or addictive disorders and we currently rely on a limited number of employees to market and promote our PEER Reports. To grow our business, we will need to develop and introduce new sales and marketing programs and clinical education programs to promote the use of our PEER Reports by psychiatrists and other physicians and hire additional employees for this purpose which we are in the process of doing. If we do not implement these new sales and marketing and education programs in a timely and successful manner, we may not be able to achieve the level of market awareness and sales required to expand our business, which could also negatively impact our stock price, financial condition and results of operations.

Our PEER Reports may not be as effective as we believe them to be, which could limit or prevent us from growing our revenues. If the results of our clinical trials are not significant, we may not be able to continue to fund our development efforts.

Our belief in the efficacy of our PEER Online technology is based on a finite number of successful studies. Such results may not be statistically significant in future studies and may not be indicative of the long-term future efficacy of the information we provide. Controlled scientific studies, including those that have already been announced and that are planned for the future, may yield results that are unfavorable or demonstrate that our services, including our PEER Reports, are not clinically useful. While we have not experienced such problems to date, if the initially indicated results cannot be successfully replicated or maintained over time, utilization of services based on our PEER Online technology, including the delivery of our PEER Reports, may not increase as we anticipate, which would harm our operating results and stock price. In addition, if we fail to upgrade our PEER Online database to account for new medications that are now available on the market, psychiatrists and other physicians may be less inclined to utilize our services if they believe that our reports only provide information about older treatment options, which would further harm our operating results and stock price. In August, 2016, we commenced enrolling patients into a new clinical trial. The trials are designed as a double-blind trial for military patients with a primary diagnosis of depression and other psychological comorbidity.  We do not know whether the ultimate results of the trial will be successful.  There are many factors beyond our control that could affect the success of the trials, including difficulty in registering more subjects, failures of investigators to follow the proper protocol, and external factors affecting patient health, among others.  If we fail to receive significant positive results for these trials, doctors may not be willing to use our services and our ability to generate revenue and to continue the PEER Online program, if at all, could be limited.

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

Since April of 2008, we have been engaged in discussions with the FDA regarding its position that our rEEG service and its successor, now called PEER Online, constitute a medical device which is subject to regulation by the FDA. On April 10, 2008, we received correspondence from the FDA in which the FDA indicated it believed, based in part on the combination of certain marketing statements it read on our website, together with the delivery of our rEEG Reports, that we were selling a software product to aid in diagnosis, which constituted a “medical device” requiring pre-market approval or 510(k) clearance by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the “Act”), which we contested.

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

The Company successfully registered its PEER Outcome database as a Class I Exempt Device within the category of Medical Device Data System, Section 860.6310. The Company continued its engagement with Center staff over the potential for a regulatory pathway for PEER Online as a Class II medical device, based on the Center’s recommendation that military use of PEER Online move forward under an Investigational Device Exemption (“IDE”) to provide additional data to support a successful 510(k) filing.

The Company is proceeding with two clinical trials based substantially on the Walter Reed PEER Trial protocol in an effort to replicate and expand the result achieved during the Walter Reed PEER Trial. One clinical trial with the Canadian Armed Forces commenced enrollment of patients in August, 2016. A second clinical trial with a large provider group has been through the training phase of the trial and is expected to commence enrolling patients in the next few months. At this time we cannot predict the results or the success of any of these trials. We can offer no assurances that the FDA will not insist on pre-market approval in the future, or that the data, which will be included in our future submissions to the FDA, do not raise any important new issues that could materially affect the safety or effectiveness of our PEER service. The inability to enroll sufficient subjects or the receipt of inconclusive results from our new clinical trials would have a material adverse effect on our ability to expand our operations. We currently intend to continue marketing as a non-device cloud-based neurometric service branded as PEER Reports, under our Class I registration, while we pursue the additional clinical trials and consider submission of a Class II device premarket application in the future. If we continue to market our PEER Reports and the FDA determines that we should be subject to further FDA regulation as a Class II medical device, it could seek enforcement action against us based upon its position that our PEER Reports constitute a medical device as a result of which we could be forced to cease our marketing activities and pay fines and penalties, which would have a material adverse impact on us.

In addition to the foregoing, federal and state laws and regulations relating to the sale of our neurometric services are subject to future changes, as are administrative interpretations of regulatory agencies. If federal and state laws and regulations change, we may need to incur additional costs to seek government approvals for the sale of our neurometric services.

If government and third-party payors fail to provide coverage and adequate payment rates for treatments that are guided by our PEER Reports, our revenue and prospects for profitability will be harmed.

Our future revenue growth will depend in part upon the availability of reimbursement from third-party payors for psychiatrists and other physicians who use our PEER Reports to guide the treatment of their patients. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which procedures they will pay for and the amounts that they will pay for new procedures. As a result, they may not cover or provide adequate payment for treatments that are guided by our PEER Reports, which will discourage psychiatrists and other physicians from utilizing the information services we provide. We may need to conduct studies in addition to those we have already announced to demonstrate the cost-effectiveness of treatments that are guided by our solutions and services to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Adequate third-party reimbursement might not be available to enable us to realize an appropriate return on investment in research and product development and the lack of such reimbursement could have a material adverse effect on our operations and could adversely affect our revenues and earnings.

Although state Medicaid programs and commercial insurers are increasingly paying for healthcare services provided via telehealth, including telebehavioral health, reimbursement by the Medicare program remains a relative unknown. Medicare reimbursement is an important consideration for any provider of healthcare services in the United States, as Medicare accounted for twenty percent (20%) of all health expenditures in the United States in 2016, and the Centers for Medicare & Medicaid Services expect that figure to rise annually through at least 2025. In the near future, Medicare could adopt telehealth reimbursement standards that do not allow for reimbursement of telebehavioral health services generally, or do not allow for reimbursement of our services for any number of reasons. If this were to occur, and we were unable to adapt our operations accordingly, there could be a material adverse effect on our ability to provide services to a significant portion of the American population, which could have a material adverse effect on our business, financial condition and results of operations.

Billing complexities associated with obtaining payment or reimbursement for our tests may negatively affect our revenue, cash flow and profitability.

The Company derives revenue from the PEER Report process, which includes the EEG, the QEEG, and the PEER Report, for which we bill on a fee-for-service basis, including reimbursements by third-party payors, such as Medicare, Medicaid and other governmental payor programs, hospitals, private insurance plans and managed care organizations and direct payments from individual patients. Billing for PEER Report testing services is generally highly complex. We conduct our own internal billing and work closely with third-party providers to ensure accuracy of billing, timely collections, and resolution of appeals and billing discrepancies.

Depending on our billing arrangement with each third-party payor and applicable law, we are often obligated to bill in the specific manner prescribed by the various payors, each of which may have different requirements. Among the potential factors complicating our billing of third-party payors are:

●	disputes among payors regarding which party is responsible for payment;

●	disparity in coverage among various payors;

●	different process, information, technical and billing requirements among payors; and

●	incorrect or missing billing information.

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

The provision of health care services through any kind of clinic, facility, storefront or other location open to the public is often subject to state clinic licensure laws akin to those that health facilities like hospitals, surgery centers and urgent care clinics must obtain and maintain. The Company does not operate or promote any physical place to obtain healthcare and therefore does not believe it is subject to any clinic licensure requirements, but the application of some of these laws to the Company and telehealth is unclear and subject to differing interpretation given the Company’s status for Medicare purposes as an independent diagnostic testing facility.

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

We are currently considered to be an out-of-network or “non-contracting provider” by a number of third-party payors because we have not entered into a specific contract to provide PEER Report services to their insured patients at specified rates of reimbursement. We are generally subject to reimbursement as a non-contracting provider. As a non-contracting provider, many payors pay us a smaller percentage of our charges that they recognize to be reasonable, and expect us to collect greater coinsurance or copayments from patients. Rather than collecting these higher coinsurance and copayment amounts from these patients, when permitted by law to do so, we may, if permissible under applicable law, instead choose to charge them only the lower coinsurance and copayments amounts that would have applied to them if we had been contracted with their payor, which results in decreased revenues. In instances where we may be prohibited by law from treating these patients as if we were in-network, thus requiring these patients to pay higher coinsurance or copayments to us, our customers may decide to reduce or avoid prescribing PEER Report services for such patients, which could adversely affect our results of operations and financial condition.

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

Regulations relating to the sale of our PEER Reports are constantly changing and in the future, our business may be subject to additional regulations that will increase our compliance costs.

Federal, state and foreign laws and regulations relating to the sale of our PEER Reports are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, including injunctions that would prevent us from conducting our business, withdrawal of clearances or approvals and civil and criminal penalties. If federal, state, and foreign laws and regulations change, we may need to incur additional costs to seek government approvals, in addition to the clearance from the FDA if we so chose, to sell or market our PEER Online service. There is no guarantee that we will be able to obtain such approvals in a timely manner or at all, and as a result, our business would be significantly harmed.

Our business practices may be found to constitute illegal fee-splitting or violate corporate practice restrictions, which may lead to penalties and adversely affect our business.

Many states, including California, in which our principal executive offices are located, and where we and our Providers operate, have laws that prohibit a general corporation as opposed to a professional corporation, from practicing medicine and certain other healthcare professions such as psychology, exercising control over medical judgments or decisions of behavioral health professionals, or engaging in certain arrangements, such as employment or fee-splitting, with professionals. We have addressed strong corporate practice state prohibitions through management services agreements with Providers under which the Providers are paid directly by payors for professional services and the Providers pay us under the management services agreements for our non-clinical services. Although we calibrate these management fees to comply with fee-splitting statutes, in many states those fee-splitting statutes are ambiguous and therefore could be used to challenge our arrangements with the Providers. In addition, courts, regulatory authorities or other parties, including behavioral health professionals, may assert that we are engaged in the unlawful corporate practice of medicine by providing administrative and ancillary services in connection with our PEER Reports. These parties may also assert that selling our PEER Reports constitutes improper fee-splitting. If asserted, such claims could subject us to civil and criminal penalties and substantial legal costs, could result in our contracts being found legally invalid and unenforceable, in whole or in part, or could result in us being required to restructure our contractual arrangements, all with potentially adverse consequences to our business and our stockholders.

If we do not maintain and expand our relationships in the psychiatric and physician community, our growth will be limited and our business could be harmed. If psychiatrists and other physicians do not recommend and endorse our solutions and services, we may be unable to increase our sales, and in such instances, our profitability would be harmed.

Our relationships with psychiatrists and other physicians are critical to the growth of our Neurometric Services business. We believe that these relationships are based on the quality and ease of use of our PEER Reports, our commitment to the behavioral health market, our marketing efforts and our presence at tradeshows. Any actual or perceived diminution in our reputation or the quality of our PEER Reports, or our failure or inability to maintain our commitment to the behavioral health market and our other marketing and solution promotion efforts could damage our current relationships, or prevent us from forming new relationships, with psychiatrists and other physicians and cause our growth to be limited and our business to be harmed.

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

Negative publicity or unfavorable media coverage of our PEER technology could damage our reputation and harm our operations.

In the event that the marketplace perceives our PEER Reports as not offering the benefits which we believe they offer, we may receive significant negative publicity. This publicity may result in litigation and increased regulation and governmental review. If we were to receive such negative publicity or unfavorable media attention, whether warranted or unwarranted, our ability to market our PEER Reports would be adversely affected, we may be required to change our solutions and services and become subject to increased regulatory burdens and we may be required to pay large judgments or fines and incur significant legal expenses. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

If we do not successfully generate additional solutions and services from our patented methodology and proprietary database, or if such solutions and services are developed but not successfully commercialized, then we could lose revenue opportunities.

The current focus of our predictive medicine business is the sale of PEER Reports to psychiatrists and other physicians based on our PEER Online methodology and proprietary database. If we do not successfully generate additional solutions and services from our patented methodology and proprietary database, or if such solutions and services are developed but not successfully commercialized, then we could lose revenue opportunities.

Our industry is highly competitive and our PEER solutions may not be able to compete successfully, which could result in price reductions and decreased demand for our solutions.

The healthcare industry, in general, and behavioral health treatment services in particular, are highly competitive. If we are unable to convince physicians, psychiatrists and patients of the efficacy of our solutions and services, individuals seeking treatment for behavioral health disorders may seek alternative treatment methods, including non-medication-based therapies, which could negatively impact our sales of PEER Reports and our profitability.

If we conduct clinical trials, we cannot predict whether we will encounter problems that will cause us or regulatory authorities to delay or suspend our clinical trials or delay the analysis of data from our completed or ongoing clinical trials. In addition, we cannot provide assurance that we will be successful in reaching the endpoints in these trials, or if we are, that the FDA or other regulatory agencies will accept the results.

Any of the following factors, among others, could delay the completion of clinical trials, or result in a failure of these trials to support our business, which would have an adverse effect on our business:

●	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

●	delays in enrolling patients and volunteers into clinical trials;

●	lower than anticipated retention rates of patients and volunteers in clinical trials;

●	negative results from clinical trials for any of our potential solutions; and

●	failure of our clinical trials to demonstrate the efficacy or clinical utility of our potential solutions.

If we determine that the costs associated with attaining regulatory approval of a solution exceed the potential financial benefits or if the projected development time line is inconsistent with our determination of when we need to get the product to market, we may choose to stop a clinical trial and/or development of a solution.

We may not be able to adequately protect our intellectual property, which is the core of our predictive medicine (PEER) business.

We consider the protection of our intellectual property to be important to our business prospects. We currently have twenty issued patents in the United States, Australia, Canada, Europe, Israel, Japan and Mexico and we have also filed multiple additional patent applications in the United States and in multiple foreign jurisdictions.

In the future, if we fail to file patent applications in a timely manner, fail to pay applicable maintenance fees on issued patents, or if we elect not to file a patent application because of the costs associated with patent prosecution, we may lose patent protection that we may have otherwise obtained. The loss of any proprietary rights which are obtainable under patent laws may result in the loss of a competitive advantage over present or potential competitors, with a resulting decrease in revenues and profitability for us.

With respect to the applications we have filed, there is no guarantee that the applications will result in issued patents, and further, any patents that issue may be too narrow in scope to adequately protect our intellectual property and provide us with a competitive advantage. Competitors and others may design around aspects of our technology, or alternatively, may independently develop similar or more advanced technologies that fall outside the scope of our claimed subject matter, but that can be used in the treatment of behavioral health disorders.

In addition, even if we are issued additional patents covering our solutions, we cannot predict with any degree of certainty, whether or not we will be able to enforce our proprietary rights and whether our patents will provide us with adequate protection against competitors. We may be forced to engage in costly and time-consuming litigation or reexamination proceedings to protect our intellectual property rights and our opponents in such proceedings may have and be willing to expend, substantially greater resources than we are able to expend. In addition, the results of such proceedings may result in our patents being invalidated or reduced in scope. These developments could cause a decrease in our operating income and reduce our available cash flow, which could harm our business and cause our stock price to decline.

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

We currently have 20 issued patents, of which seven are in the U.S., one of which covers the process involved in our PEER Online service. Our patents will expire between January 2018 and April 2023 and cover QEEG (quantitative electrophysiology); at which point we can no longer enforce our rights under these patents against third parties to prevent them from developing processes and commercializing solutions similar or identical to ours. Because our efforts to achieve broader market acceptance of our PEER Online service may take a substantial period of time, our patents may expire or provide only a short period of protection, if any, following such broader market acceptance. This could expose us to substantially more competition and have a material adverse impact on our business and our ability to commercialize or license our technology and solutions. Our asset is our PEER Online Database and we will continue to encrypt and protect it.

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

Security breaches, damages or failures of the sort described above would adversely affect our ability to market our PEER Reports. In addition, we may be required to change our products and services and become subject to increased regulatory burdens and we may be required to pay large judgments or fines and incur significant legal expenses.

In the future we could be subject to personal injury claims due to adverse events from treatment facilitated through the use of our PEER reports, which could result in substantial liabilities that may exceed our insurance coverage.

All significant medical treatments and procedures, including treatment that is facilitated through the use of our PEER Reports, can involve the risk of serious adverse events up to and including death. Our PEER Reports generally require psychiatrists and other physicians to titrate patients off of psychotropic medications before receiving an EEG. The titration process and the removal of medications from patients risk potentially serious health consequences. Although we have no clinical involvement, it is possible that we could be named as defendants in any malpractice claim involving a patient harmed during the titration process or during a period in which the patient ceases the use of medications. Although we have not been the subject of any personal injury claims for patients treated by providers using our PEER Reports, our business entails an inherent risk of claims for personal injuries, which are subject to the attendant risk of substantial damage awards. We cannot control whether individual physicians and psychiatrists will properly select patients, apply the appropriate standard of care, or conform to our procedures in determining how to treat their patients. A significant source of potential liability is negligence or alleged negligence by physicians treating patients with the aid of the PEER Reports that we provide. There can be no assurance that a future claim or claims will not be successful or, including the cost of legal defense, will not exceed the limits of available insurance coverage.

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

Risks Related to Our Business-General

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which Providers provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships, our marketing activities and other aspects of our operations. Of particular importance are the following laws and rules:

●	Provider Licensing and Corporate Practice Restrictions. Behavioral health professionals who provide their professional services using telehealth modalities must, in most instances, hold a valid license to practice their health profession in the state in which the patient is located. In addition, certain states require a physician providing telepsychiatry to be physically located in the same state as the patient. Corporate practice restrictions prohibit general business corporations, such as us, from practicing medicine and other health professions subject to corporate practice restrictions, controlling clinical decisions or, in some cases, receiving payment for professional services subject to a corporate practice restriction. State corporate practice laws vary from state to state and are not consistent among states. These requirements are subject to broad powers of interpretation and enforcement by state regulators and may apply to an entity even though it is not located in that state if a Provider is licensed there;

●	Federal and State Anti-Kickback Statutes. The federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, or in return for ordering, leasing, purchasing or recommending or arranging for the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. State anti-kickback statutes require compliance independent of the federal Anti-Kickback Statute. Some state anti-kickback statutes prohibit the same conduct as the federal Anti-Kickback Statute, but may apply the prohibition broadly to all payor-reimbursed services, not just those that are federally-funded. Very few state anti-kickback statutes have the extensive safe harbors and regulatory guidance of the federal Anti-Kickback Statute, making interpretation of the scope of the statutes more uncertain than the federal Anti-Kickback Statute;

●	Physician Self-Referral Laws. There is a federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits a physician from referring Medicare patients to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. We do not believe the Company’s operations, including those of Arcadian, implicate the Stark Law, because neither the Company nor Arcadian nor the Providers acting pursuant to the Services Agreements offer or provide any services that would be considered designated health services under the Stark Law. As with the anti-kickback laws, however, physician self-referral prohibitions exist at the state level and which, like the Stark Law, apply civil penalties to violations of their terms. These state physician self-referral laws are often similar to the Stark Law, but may apply to different services than the Stark Law and may have different exceptions. The Company does not believe it is noncompliant with any state physician self-referral laws, but these laws are often vague, subject to amendment and lacking in court precedent or regulatory guidance. It is possible, therefore, that now or in the future the Company could be found to be out of compliance with one or more state physician self-referral laws. Any such noncompliance could have a material adverse effect on our business, financial condition and results of operations;

●	Federal and State False Claims Statutes. The federal False Claims Act imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement to have a false claim paid, including qui tam or whistleblower suits. Some states have laws similar to the False Claims Act. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any third-party payor, including commercial insurers, not just those reimbursed by a government funded healthcare program;

●	Other Healthcare Anti-Fraud Laws. The criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

●	Beyond HIPAA, additional risks include reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by Medicare or Medicaid programs; and

●	a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments.

Finally, in the operations of our Company and our Providers, we must comply with additional restrictions, including the following:

●	Reassignment Rules. Payment reassignment rules prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;

●	Debt Collection Laws. Laws that regulate debt collection practices may be applied to our debt collection practices;

●	Refund Disclosures. A provision of the Social Security Act imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;

●	Billing Requirements. Federal and state laws prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered; and

●	Certification and Accreditation Requirements. Federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.

To enforce compliance with the federal laws, the U.S. Department of Justice and the OIG, have recently increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $5,500 to $11,000 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

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

The impact of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business, financial condition and results of operations.

Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Patient Protection and Affordable Care Act or PPACA made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

The PPACA, among other things, increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws and encouraged the use of information technology. The future of the PPACA is uncertain and the PPACA remains in a state of near-constant change. Several of these changes require implementing regulations which have not yet been drafted or have been released only as proposed rules.

Such changes in the regulatory environment may also result in changes to our payor mix that may affect our operations and revenue.

In addition, certain provisions of the PPACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and postacute services for episodes of hospital care. Further, the PPACA may adversely affect payors by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas. The full impact of these changes on us cannot be determined at this time.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payors will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

The emergence of new technologies may require us to expend significant resources in order to remain competitive.

The U.S. healthcare industry is massive, with a number of large market participants with conflicting agendas, is subject to significant government regulation and is currently undergoing significant change. Changes in our industry, for example, away from high-deductible health plans, or the emergence of new technologies as more competitors enter our market, could result in our solution being less desirable or relevant.

If healthcare benefits trends shift or entirely new technologies are developed that replace existing solutions, our existing or future solutions could be rendered obsolete and our business could be adversely affected. In addition, we may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new applications and enhancements.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims in connection with commercial disputes or employment claims made by our current or former associates. Litigation may result in substantial costs and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our revenue and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our stock.

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

Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, membership base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of PII, including protected health information. These laws and regulations include HIPAA. HIPAA establishes a set of basic national privacy and security standards for the protection of protected health information, or PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us.

HIPAA requires healthcare providers like us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $100 per violation and are not to exceed $50,000 per violation, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of Health and Human Services, or HHS conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of personally identifiable information, or PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability.

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions.

Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive client and patient data, including HIPAA PHI. As a result, our reputation could be severely damaged, adversely affecting client and patient confidence. Patients may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses in the amount of $100,000 per claim, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We outsource important aspects of the storage and transmission of client and patient information, and thus rely on third parties to manage functions that have material cyber-security risks. We attempt to address these risks in part by requiring outsourcing subcontractors who handle client and patient information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of client and patients’ proprietary and protected health information.

We also publish statements to patients that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders.

We also send short message service, or SMS text messages to potential end users who are eligible to use our service through certain customers and partners. While we obtain consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class-action suits under federal and state laws have been filed in the past year against companies who conduct SMS texting programs, with many resulting in multi-million dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend.

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

Management expects that we will experience substantial variations in our operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include, without limitation:

●	the use of and demand for telebehavioral health services and our PEER Reports, and other solutions and/or services that we may offer in the future that are based on our patented methodology;

●	inconclusive or negative result from our clinical trials;

●	our inability to enroll patients into our clinical trials;

●	the effectiveness of new marketing and sales programs;

●	turnover among our employees;

●	changes in management;

●	the introduction of solutions or services that are viewed in the marketplace as substitutes for the services we provide;

●	communications published by industry organizations or other professional entities in the psychiatric and physician community that are unfavorable to our business;

●	the introduction of regulations which impose additional costs on or impede our business; and

●	the timing and amount of our expenses, particularly expenses associated with the marketing and promotion of our services, the training of physicians and psychiatrists in the use of our PEER Reports and research and development.

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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of September 30, 2017, the Company had Federal net operating loss carryforwards of approximately $51.4 million and State net operating loss carryforwards of approximately $39.8 million. Both the Federal and State net operating loss carryforwards will begin to expire in 2022 and 2017 respectively. Our ability to utilize net operating loss carryforwards may be limited due to changes in ownership, as defined in the Internal Revenue Code.

In addition, future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs.

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

In order to protect our proprietary technology and processes, we rely in part on confidentiality provisions in our agreements with employees, licensees, treating physicians, psychiatrists and behavioral health professionals. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Moreover, policing compliance with our confidentiality agreements and nondisclosure agreements and detecting unauthorized use of our technology is difficult and we may, therefore, be unable to determine whether piracy of our technology has actually occurred. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Our solutions and services are based on a complex database of information. Accordingly, we require skilled medical, scientific and administrative personnel to sell and support our solutions and services. Our future success will depend largely on our ability to continue to hire, train, retain and motivate additional skilled personnel, particularly sales representatives who are responsible for customer education and training and customer support. If we are not able to attract and retain skilled personnel, we will not be able to continue our development and commercialization activities.

We are subject to evolving and expensive corporate governance regulations and requirements. Management has determined that there is a material weakness in our internal controls and procedures under the standards of the Public Company Accounting Oversight Board, or PCAOB. Our failure to adequately adhere to these requirements or the failure or circumvention of our internal controls and procedures could seriously harm our business.

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

As of September 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was a lack of a sufficient complement of personnel with a level of accounting expertise that is commensurate with our financial reporting requirements. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Failure to provide effective internal controls may cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

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

The estimates of market opportunity and forecasts of market growth included in this Form 10-K may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Form 10-K relating to the size and expected growth of the telehealth and predictive medicine markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

Risks Related To An Investment In Our Common Stock

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

●	quarterly variations in our revenues and operating expenses;

●	developments in the financial markets and worldwide or regional economies;

●	announcements of innovations or new products, solutions or services by us or our competitors;

●	announcements by the government relating to regulations that govern our industry;

●	significant sales of our common stock or other securities in the open market;

●	variations in interest rates;

●	changes in the market valuations of other comparable companies; and

●	changes in accounting principles.

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

Recent and future sales of common stock or derivative securities by us in private placements or public offerings could result in substantial dilution to our existing stockholders. For example, the conversion of our $6 million in secured convertible debt at $5.00 per share, plus the interest thereon, which we privately placed between September 2014 and August 2016, resulted in the issuance of 1,263,406 additional shares. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional solutions and services, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

The sale of our Common Stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of Common Stock acquired by Aspire Capital could cause the price of our Common Stock to decline.

Pursuant to the terms of the Purchase Agreement, we have registered for sale the Commitment Shares that we have issued and additional shares that we have already, or may in the future, sell to Aspire Capital under the Purchase Agreement. It is anticipated that the shares thereby registered will be sold over a period of up to approximately thirty months from the date of the related prospectus. The number of shares ultimately offered for sale by Aspire Capital under such prospectus will be dependent upon the number of shares we elect to sell to Aspire Capital under the Purchase Agreement. Depending on a variety of factors, including market liquidity of our Common Stock, the sale of shares under the Purchase Agreement may cause the trading price of our Common Stock to decline.

As of December 27, 2017, Aspire Capital has purchased $145,000 of Common Stock under the Purchase Agreement. Aspire Capital may ultimately purchase all, some or none of the remaining $9.9 million of Common Stock that, together with the Commitment Shares, we have registered. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the Purchase Agreement. Sales by Aspire Capital of shares acquired pursuant to the Purchase Agreement under an effective registration statement, may result in dilution to the interests of other holders of our Common Stock. The sale of a substantial number of shares of our Common Stock by Aspire Capital, or anticipation of such sales, could cause the trading price of our Common Stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. However, we have the right under the Purchase Agreement to control the timing and amount of sales of our shares to Aspire Capital, and the Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

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

Other than a dividend of warrants each exercisable for one share of common stock that was distributed on July 27, 2017, we have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 39.32% of our issued and outstanding common stock and 20.00% on a fully diluted basis. As a result, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Transactions involving our common stock engaged in by our largest stockholders, directors or executive officers may have an adverse effect on the price of our stock.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 39.32%of our issued and outstanding common stock and 20.00% on a fully diluted basis. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

The Company’s Headquarters and Neurometric Services business is located at 26522 La Alameda, Suite 290, Mission Viejo, CA 92691, which is 2,290 sqft in size. The lease period commenced on February 1, 2016 and terminates on January 31, 2018. The rent for the first four months is $2,290 per month, which is abated by 50%; for months 5 through 12, the rent increases to $4,580 per month and for the final 12 months the rent will increase by 5% to $4,809 per month. On October 31, 2017, the Company signed an extension to the existing lease for a period of twelve months and shall commence on February 1, 2018, and shall terminate on January 31, 2019. The base rent will increase to $5,267 per month effective February 1, 2018.

On February 2, 2016, we signed a 23.5 months lease for 1,092 sqft of office space to house our EEG testing center. The premises are located at 25201 Paseo De Alicia, Laguna Hills, CA 92653. The lease period commenced on February 15, 2016 and terminates on January 31, 2018. The rent for first half month of February was prorated at $928; for the next 11 months the rent is $1,856 per month, and for the remaining twelve months the rent will increase by 3% to $1,911 per month. On November 10, 2017, the company signed an extension to the existing lease for a period of twelve months, and shall commence on February 1, 2018, and shall terminate on January 31, 2019. The base rent will increase to $2,129 per month, effective February 1, 2018. The company also expanded their premises at 25201 Paseo De Alicia, which is 1,595 sqft in size. On November 10, 2017, the company signed an extension for a period of fourteen months, which commenced on December 1, 2017, and shall terminate on January 31, 2019. The base rent is $3,269 per month effective December 1, 2017.

On August 1, 2017, we signed a four month lease for two offices to be used for EEG testing in the New York area. The premises are located at 420 Lexington Avenue, Suite 350, New York, New York 10170. The lease period commenced on August 1, 2017 and terminates on December 31, 2017, and will not be renewed. The rent is $4,500 per month, with first and last monthly lease fee of $9,000 on effective date.

On September 14, 2017, we signed a three year lease for 1,180 square feet. The premises are located at 8000 Westpark Drive, Suite 125, Tysons, Virginia 22102. The lease period commenced on September 15, 2017 and terminates on September 30, 2020. The rent for September 15, 2017 through September 30, 2018 is prorated at $2,507, the next 12 months the rent is prorated at $2,576.46; and for the remaining twelve months the rent is prorated at $2,647. The landlord abated one hundred percent of the base rent for the first two full calendar months of the term: October and November 2017.

The Company incurred rent expense from operations of $84,406 and $64,900 for the fiscal years ended September 30, 2017 and 2016, respectively.

On November 13, 2017, Arcadian assumed a sublease a three year term for 2250 square feet. The premises are located at 7241 Hollywood Road, Fort Washington, Pennsylvania 19034. The lease terminates on December 31, 2017 and the rent is $2,500.00 a month.

ITEM 3. Legal Proceedings

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock has been listed on The NASDAQ Capital Market under the symbol “MYND” since July 14, 2017. Prior thereto, our common stock was quoted under the symbol “MYAN” (and previously “CNSO”) on the OTCQB marketplace.

 The following table sets forth, for the periods indicated, the high and low bid information for our common stock as determined from sporadic quotations on the OTCQB marketplace (prior to July 14, 2017) and the high and low sales prices of our common stock as reported on the NASDAQ Capital Market (subsequent to July 14, 2017). The OTCQB marketplace quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2016
First Quarter	$12.00	$4.00
Second Quarter	$8.00	$4.00
Third Quarter	$5.00	$3.00
Fourth Quarter	$6.00	$4.00

Fiscal Year Ended September 30, 2017
First Quarter	$9.89	$6.00
Second Quarter	$9.25	$5.90
Third Quarter	$7.00	$5.75
Fourth Quarter	$6.71	$3.39

On December 28, 2017, the closing sales price of our common stock as reported on The NASDAQ Capital Market was $3.34 per share.  As of December 28, 2017, there were 286 record holders of our common stock.  The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Rights

Other than the warrant dividend described in the following paragraph we have not paid or declared cash distributions or other dividends on our common stock and we do not intend to pay cash dividends on our common stock in the foreseeable future.  We currently intend to retain all earnings, if and when generated, to finance our operations.  The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

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

The dividend warrant has an exercise price of $5.25 and expires on July 26, 2022. We estimated the fair value of the dividend warrant at issuance date to be $16,375,394 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.55 per share, time to maturity of 5 years, volatility of 211.6%, zero expected dividend rate and risk-free rate of 1.89%. These warrants qualify for equity treatment. The allocation of the fair value of these warrants was included in additional paid-in capital on the consolidated balance sheet. The Company also recognized a dividend related to the dividend warrants as every shareholder was entitled to receive one warrant for every share of common stock for no consideration given. Accordingly, the Company recognized a $16,375,394 dividend at closing.

Securities Authorized For Issuance Under Equity Compensation Plans

For information relating to the Securities Authorized for Issuance under Equity Compensation Plans, please see “Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholders Matters.”

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes provided under Part II, Item 8 of this annual report on Form 10-K.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of MYnd Analytics, Inc. for the fiscal years ended September 30, 2017 and 2016.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “goal,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this annual report on Form 10-K for a discussion of certain risks associated with our business.  We disclaim any obligation to update forward-looking statements for any reason.

Overview

MYnd employs a clinically validated scalable technology platform to support personalized care for mental health patients. The Company utilizes its patented machine learning, artificial intelligence, data analytics platform for the delivery of telebehavioral health services and its PEER predictive analytics product offering. On November 13, 2017, the Company acquired Arcadian. Arcadian manages the delivery of telepsychiatry and telebehavioral health services through a nationwide network of licensed and credentialed psychiatrists and master-level therapists. The Company is commercializing its PEER predictive analytics tool to help physicians reduce trial and error treatment in mental health. MYnd’s patented clinically validated technology platform (“PEER Online”) utilizes complex algorithms to analyze electroencephalograms to generate PEER Reports to predict individual response to a range of medications prescribed for the treatment of behavioral disorders including depression, anxiety, bipolar disorder, post-traumatic stress disorder and other non-psychotic disorders.

Since our inception, we have never been profitable and we have generated significant net losses. As of September 30, 2017, we had an accumulated deficit of approximately $75.65 million; and as of September 30, 2016, we had an accumulated deficit of approximately $68.53 million. We incurred operating losses of $7.10 million and $3.77 million for the fiscal years ended September 30, 2017 and 2016, respectively, and incurred net losses of $7.12 million and $5.94 million for those respective periods.

For the twelve months ended September 30, 2017, other expenses were $6,600. For the twelve months ended September 30, 2016, our net loss was exacerbated by net non-cash, other expense charges in the aggregate amount of $1.9 million as a result of non-cash interest charges, accounting for the extinguishment of debt and derivative liability transactions resulting conversion of $6 million of convertible debt and the cancellation of all warrants that had been issued in association with the convertible debt.

We anticipate that a substantial portion of our capital resources and efforts would be focused on conducting our clinical trials, the scale-up of our commercial sales organization, further research, product development and other general corporate purposes, including accrued but unpaid expenses. We also anticipate that some future research and development projects would be funded by grants or third-party sponsorship, along with funding by the Company.

As of September 30, 2017, our current assets of approximately $5.69 million exceeded our current liabilities of approximately $1.55 million by approximately $4.15 million.  During fiscal year 2017 we raised gross cash proceeds of $2.98 million from private placements of Common Stock at $6.25 per share. For details of these financings see “Private Placement Transactions―Private Placement of Common Stock ” below.

On February 23, 2017, pursuant to a purchase notice issued by the Company to Aspire Capital pursuant to the Aspire Purchase Agreement, Aspire Capital purchased 20,000 shares of its Common Stock, at a per share price of $7.25, resulting in gross cash proceeds to the Company of $145,000.

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million.

During fiscal year 2016, we raised $2.95 million in the private placement of secured convertible debt convertible at $10.00 per share. For details of these financings see “Private Placement Transactions―Private Placement of Common Stock” below.

On December 6, 2016, the Company, entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. For details of the Purchase Agreement financing see “Private Placement Transactions―The Aspire Capital Equity Line” below.

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

Private Placement Transactions

Private Placement and Conversion of Convertible Notes; Cancellation of Warrants

        On September 19, 2016, the Company entered into the Second Omnibus Amendment (the “Second Omnibus Amendment”), with a majority of over 80% of the holders of certain convertible notes issued between September 22, 2014 and August 16, 2016 in the aggregate principal amount of $6,000,000 (the “Notes”), thereby amending: (i) the Notes, (ii) that certain second amended and restated note and warrant purchase agreement dated as of December 23, 2015, as thereafter amended and (iii) the warrants (“Warrants”) issued in connection with the Notes. Pursuant to the Second Omnibus Amendment, the Company had the option, exercisable at any time after September 1, 2016, to mandatorily convert all Notes into shares of Common Stock at $5.00 per share. The Company exercised its mandatory conversion right on September 19, 2016 and, on September 21, 2016, (i) converted the entire outstanding $6,000,000 principal balance of the Notes, plus accrued interest of $317,000 thereon, into an aggregate of 1,263,406 shares of the Company’s common stock at a conversion price of $5.00 per share, and (ii) canceled all Warrants. Of the $6.0 million Notes sold by the Company, $5.3 million were purchased by directors, an officer and greater than 5% shareholders of the Company.

Private Placement of Common Stock

On November 30, 2016, the Company sold and issued an aggregate of 160,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to six accredited investors, for which it received gross cash proceeds to the Company of $1,000,000. Three of the six accredited investors were affiliates who represented 50% of the cash proceeds as follows: Dr. Robin Smith, our Chairman of the Board purchased 16,000 shares for $100,000; John Pappajohn, a member of the Board, purchased 32,000 shares for $200,000; and the Tierney Family Trust, of which our Board member, Thomas Tierney is a trustee, purchased 32,000 shares for $200,000. In connection with this private placement, certain investors (comprised of our executive officers and current and former directors) agreed to a 180-day “lock-up”, commencing on November 30, 2016, with respect to shares of Common Stock and other of our securities that they beneficially own, including securities that are convertible into shares of Common Stock and securities that are exchangeable or exercisable for shares of Common Stock. As a result, subject to certain exceptions, for a period of 180 days following November 30, 2016, such persons may not offer, sell, pledge or otherwise dispose of these securities without the Company’s prior written consent. The “lock-up” period expired without any persons requesting the Company’s consent or dispose of these securities.

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

The Aspire Capital Equity Line

On December 6, 2016, the Company, entered into the Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of the Company’s common stock. See Note 5. Stockholders’ Equity”, Consolidated Financial Statements for additional detail.

Under the Purchase Agreement, after the SEC declared effective the registration statement referred to above, on any trading day selected by the Company on which the closing sale price of its Common Stock is equal or greater than $0.50 per share, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of Common Stock per business day, up to $10.0 million of the Company’s common stock in the aggregate at a per share purchase price equal to the lesser of:

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

The Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the Purchase Agreement on any purchase day selected where the closing sale price of the Company’s common stock is less than $0.50. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of Common Stock (the “Commitment Shares”). The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Purchase Agreement. Any proceeds from the Company receives under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

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

On September 19, 2016, pursuant to the Second Omnibus Amendment, the Company exercised the Mandatory Conversion and, on September 21, 2016, (i) converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000 on all of the Notes into 1,263,406 shares of the Company’s common stock at a conversion price of $5.00 per share and (ii) canceled all 600,000 Warrants.

At the 2017 Annual Meeting of Stockholders of MYnd Analytics, Inc. (“the Company”), held on August 21, 2017 (the “2017 Annual Meeting”), the holders of the Company’s common stock voted to amend the Company’s certificate of incorporation (the “Charter”) to reduce the number of shares of Common Stock authorized for issuance under the Charter from 500,000,000 to 250,000,000. The certificate evidencing the resolution reducing the shares will be filed with Delaware Secretary of state, shortly after these financial statements are issued.

	Shares
Shares of Common Stock Authorized	500,000,000
Shares of Preferred stock Authorized (none issued and outstanding)	15,000,000
Total Authorized Shares	515,000,000

Shares of Common Stock Issued and Outstanding at September 30, 2017	4,299,311
Common Stock issuable upon the exercise of outstanding stock options at September 30, 2017	554,083	(1)
Common Stock issuable upon the exercise of outstanding warrants at September 30, 2017	4,567,672	(1)

Total securities outstanding and reserved for issuance at September 30, 2017	9,421,066

1)    For more detail on the exercise prices and expiration dates of the options and warrants please refer to the “Stock Option Plans” and “Warrants to Purchase Common Stock” sections of Note 5. Stockholders’ Equity to the Consolidated Financial Statements.

Warrants

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

The dividend warrant has an exercise price of $5.25 and expires on July 26, 2022. We estimated the fair value of the dividend warrant at issuance date to be $16,375,394 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.55 per share, time to maturity of 5 years, volatility of 211.6%, zero expected dividend rate and risk-free rate of 1.89%. These warrants qualify for equity treatment. The allocation of the fair value of these warrants was included in additional paid-in capital on the consolidated balance sheet. The Company also recognized a dividend related to the dividend warrants as every shareholder was entitled to receive one warrant for every share of common stock for no consideration given. Accordingly, the Company recognized a $16,375,394 dividend at closing.

On July 19, 2017, the Company issued 1,675,000 shares of Common Stock and accompanying Warrants to purchase up to 1,675,000 shares of Common Stock in connection with an underwritten public offering. The public offering warrant has an exercise price of $5.25 and expires on July 19, 2022. We estimated the fair value of the public offering warrant at issuance date to be $10,802,728 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.55 per share, time to maturity of 5 years, volatility of 211.6%, zero expected dividend rate and risk-free rate of 1.89%. These warrants qualify for equity treatment. The allocation of the fair value of these warrants was included in additional paid-in capital on the consolidated balance sheet.

As part of the underwritten public offering on July 19, 2017, the Company issued Common Stock warrants to purchase 134,000 shares of common stock to the underwriters as part of the services performed by them in connection with the underwritten public offering. The underwriter warrant has an exercise price of $6.04 and expires on July 19, 2022. We estimated the fair value of the underwriter warrant at issuance date to be $863,225 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.55 per share, time to maturity of 5 years, volatility of 211.6%, zero expected dividend rate and risk-free rate of 1.89%. These warrants qualify for equity treatment. The allocation of the fair value of these warrants was included in additional paid-in capital on the consolidated balance sheet.

On August 23, 2017, the Company issued common stock warrants to purchase 213,800 shares of common stock to the underwriters as part of the overallotment attributed to the July 2017 underwritten public offering. The overallotment warrant has an exercise price of $5.25 and expires on July 19, 2022. We estimated the fair value of the overallotment warrant at issuance date to be $880,710 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $4.20 per share, time to maturity of 5 years, volatility of 211.6%, zero expected dividend rate and risk-free rate of 1.89%. These warrants qualify for equity treatment. The allocation of the fair value of these warrants was included in additional paid-in capital on the consolidated balance sheet.

1) For more detail on the exercise prices and expiration dates of the options and warrants please refer to the “Stock Option Plans” and “Warrants to Purchase Common Stock” sections of Note 5. Stockholders’ Equity to the Consolidated Financial Statements.

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

Financial Operations Overview

Revenues

Our neurometric services revenues are derived from the sale of PEER Reports to physicians. Physicians are generally billed upon delivery of a PEER Report. The list price of our PEER Reports to physicians is $400 per report which excludes the cost of conducting the EEG.

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

Research and Product Development

Research and Product development expenses are associated with our neurometric services and primarily represent costs incurred to design and conduct clinical studies, to recruit patients into the studies, to improve PEER Report processing, to add data to the MYND Database, to improve analytical techniques and advance application of the methodology. We charge all research and development expenses to operations as they are incurred.

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

Derivative accounting for convertible debt and warrants

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2017, the Company had no financial instruments that contain embedded derivative features.

Results of Operations for the Fiscal Years Ended September 30, 2017 and 2016

MYnd Analytics is focused on research and the commercialization of its PEER Reports through its Neurometric Services. The Company has commenced a clinical trial with the Canadian Armed Forces and a second clinical trial with a large provider group, with additional clinical trials and pilot studies being planned. Currently the Company is delivering PEER Reports to a core group of physicians. The PEER Report enables psychiatrists and other physician/prescribers to make more informed, patient-specific decisions when treating individual patients for behavioral (psychiatric and/or addictive) disorders based on the patient’s own physiology

The following table presents consolidated statement of operations data for each of the periods:

Revenues

	Fiscal Year ended September 30,		Change
	2017	2016
Neurometric Service Revenues	$128,500	$85,100	$43,400

With respect to our Neurometric Services business, the number of third party non-study related, paid PEER Reports delivered increased by 91, to 295 reports for the fiscal year ended September 30, 2017 compared to 204 reports for the fiscal year ended September 30, 2016. The average revenue was $435 per report for the 2017 period; in the prior year the revenue per report was $417. The total numbers of free PEER Reports processed were 160 and 29 for the 2017 and 2016 fiscal years, respectively. These free PEER Reports are used for training, database-enhancement and compassionate-use purposes.

Cost of Revenues

	Fiscal Year ended September 30,		Change
	2017	2016
Neurometric Services Cost of Revenues	$53,500	$5,500	$48,000

Neurometric Services cost of revenues consists of payroll costs (including stock-based compensation), consulting costs, and other miscellaneous charges were as follows:

		Fiscal Year ended September 30,
	Key Expense Categories	2017	2016	Change
(1)	Consulting fees, misc costs	53,500	5,500	48,000
	Total Costs of Revenues	$53,500	$5,500	$48,000

(1) Consulting fees increased by $48,000 for the 2017 period, as we are using additional consultants to process EEG readings for patients.

Research

	Fiscal Year ended September 30,		Change
	2017	2016
Neurometric Services Research	$123,900	$53,700	$70,200

Research expenses consist of payroll costs (including stock-based compensation), consulting fees, travel, conference and other miscellaneous costs which were as follows:

		Fiscal Year ended September 30,
	Key Expense Categories	2017	2016	Change
(1)	Salaries and benefit costs	$11,000	$41,600	$(30,600)
(2)	Consulting fees	103,500	3,000	100,500
(3)	Other miscellaneous costs	9,400	9,100	300
	Total Research	$123,900	$53,700	$70,200

Comparing the fiscal year ended September 30, 2017, with the corresponding period in 2016:

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation decreased for the 2017 and 2016 periods primarily due to certain stock-based compensation fully vested; and

(2)	Consulting costs increased in the 2017 period as a result of a new consulting agreement with our Medical Officer for the monitoring of the clinical trials and the training of clinical trial investigators and new PEER Online users. Additionally, our Medical Officer is advising the Company on clinical trial design and product development. The Company also entered into a consulting agreement with a second physician to assist with the training of clinical trial investigators on the PEER Report allowing them to participate in the SMART-MD trial, and consult with other physicians in the use and interpretation of the PEER Report; and

(3)	Other miscellaneous costs for the 2017 and 2016 periods were substantially unchanged.

Product Development

	Fiscal Year ended September 30,		Change
	2017	2016
Neurometric Services Product Development	$1,237,200	$740,500	$496,700

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, conference, travel and miscellaneous costs which were as follows:

		Fiscal Year ended September 30,
	Key Expense Categories	2017	2016	Change
(1)	Salaries and benefit costs	$803,800	$465,500	$338,300
(2)	Consulting fees	203,000	154,300	48,700
(3)	System development costs	146,700	54,500	92,200
(4)	Conference & Travel	32,500	18,900	13,600
(5)	Other miscellaneous costs	51,200	47,300	3,900
	Total Product Development	$1,237,200	$740,500	$496,700

Comparing the fiscal year ended September 30, 2017, with the corresponding period in 2016:

(1)	Salaries and benefits increased by $338,300 for the fiscal year ended September 30, 2017, due to $312,700 of which was related to stock-based compensation of new stock options which were granted in October 2016. The remainder was additional staff and paid time off taken during this period; and

(2)	Consulting fees increased by $48,700 for the fiscal year ended September 30, 2017, for services relating to the upgrade of the Company’s cloud based sales platform and for a data science project to improve the Company’s algorithms for the production of an enhanced PEER report; and

(3)	System development and maintenance costs increased by $92,200 during the 2017 period as we used more time with our contract system programmers for work on quality management initiatives, research support and transitioning to file sharing and media management; and

(4)	Conference and travel costs increased by $13,600 during the 2017 period due to travel for the Canadian Armed Forces Trial and to initiate the SMART-MD trial with Carolina Partners; and

(5)	Other miscellaneous costs increased slightly by $3,900 in the 2017 period.

Sales and marketing

	Fiscal Year ended September 30,		Change
	2017	2016
Neurometric Services Sales and Marketing	$1,226,700	$522,000	$704,700

Sales and marketing expenses associated with our Neurometric Services business consist primarily of payroll and benefit costs, including stock-based compensation, advertising and marketing, consulting fees and miscellaneous expenses. The reason for the change in these expenses is discussed below.

		Fiscal Year ended September 30,
	Key Expense Categories	2017	2016	Change
(1)	Salaries and benefit costs	$543,200	$137,700	$405,500
(2)	Consulting fees	422,700	177,100	245,600
(3)	Advertising and marketing costs	152,000	156,800	(4,800)
(4)	Conferences and travel costs	19,800	700	19,100
(5)	Other miscellaneous costs	89,000	49,700	39,300
	Total Sales and marketing	$1,226,700	$522,000	$704,700

Comparing the fiscal year ended September 30, 2017, with the same period in 2016:

(1)	Salaries and benefits for the 2017 period increased by $405,500 from the 2016 period; of this amount $145,100 was due to stock-based compensation and the hiring of a new marketing sales staff which increased salaries; and

(2)	Consulting fees for the 2017 period increased by $245,600. This difference was primarily due to the reduction of $68,600 from renegotiating our contract with a consultant to $3,000 per month; offset by increases with marketing consultants. An increase of $40,000 was related to hiring a consultant to assist the Company with engaging with payers, health systems, provider networks, and strategic partners; an increase of $35,400 from the prior period was related to a media consultant managing our Facebook advertising, and a consultant with public relations. The remaining $238,700 increase relates to consultants directly related to the operations support; and

(3)	For advertising and marketing expenses, we had minimal change between periods.

(4)	Conference and travel expenditures for the 2017 period increased by $19,100, primarily due to hiring a marketing sales staff for the Southeast Region to work on revenue generating sales and account management activities with physicians, health systems and providers in the following states; North Carolina, South Carolina, and Georgia. The costs associated were generally for travel to and from North Carolina and Corporate Office in California; and

(5)	Miscellaneous expenditures for the 2017 period increased by $39,300, primarily due to the Company opening PEER Centers in New York and Washington DC. Additional costs were incurred for rent and office supplies.

General and administrative

	Fiscal Year ended September 30,
	2017	2016	Change
General and administrative Neurometric Services	$4,590,800	$2,530,200	$2,060,600

General and administrative expenses for our Neurometric Services business are largely comprised of payroll and benefit costs, including stock based compensation, legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference and travel costs. The reason for the change in these expenses are discussed below.

		Fiscal Year ended September 30,
	Key Expense Categories	2017	2016	Change
(1)	Salaries and benefit costs	$2,451,800	$1,643,800	$808,000
(2)	Consulting fees	590,100	44,500	545,600
(3)	Legal fees	408,800	160,800	248,000
(4)	Other professional fees	210,800	118,000	92,800
(5)	Patent costs	114,500	115,400	(900)
(6)	Marketing and investor relations costs	173,000	28,500	144,500
(7)	Conference and travel costs	172,300	83,400	88,900
(8)	Dues & subscriptions fees	115,300	94,300	21,000
(9)	General admin and occupancy costs	354,200	241,500	112,700
	Total General and administrative costs	$4,590,800	$2,530,200	$2,060,600

Comparing the fiscal year ended September 30, 2017, with the same period in 2016:

(1)	Salaries and benefit expenses increased by $808,000 for the 2017 period. This increase was primarily due to $649,800 which were related to the vesting of stock based compensation granted in September 2016 and July 2017 to Directors and Officers; the remaining balance relates to the increase of additional staff and paid time off; and

(2)	Consulting fees increased by $545,600 for the 2017 period. Of this increase, $145,500 was related to operations consulting fees; $243,000 for director fees with the remaining $157,100 for accounting and growth consulting fees; and

(3)	Legal fees for the 2017 period increased by $248,000 for the 2017 period. Of this amount, $110,600 was for the review of cooperative research and development institutions; $94,400 was for public filing reviews and $43,000 was for regulatory and compliance analysis; and

(4)	Other professional fees increased by $92,800 for the 2017 period. The majority of the increase was due to additional audit fees; and

(5)	Patent costs decreased by $900 due to the timing and volume of patent and trademark applications and maintenance costs; and

(6)	Marketing and investor relations costs increased by a net $144,500 for the 2017 period as we engaged public relations firms to enhance the Company’s presence in the media; and

(7)	Conference and travel costs increased by a net $88,900 for the 2017 period. The increase was primarily due to conferences attended, increased travel by our executive management for meetings with investors, healthcare payers and providers on the East Coast; and

(8)	Dues and subscription costs increased by $21,000 for the 2017 period.

(9)	General administrative and occupancy costs increased by $112,700 for the 2017 period. The increase was primarily due to $24,700 due to amortization of our Patient Reported Outcomes application which was capitalized during development as an intangible asset and is now being amortized over a 36-month period; $53,500 relates to franchise tax fees; $16,800 related to depreciation of additional EEG machines purchased; the remainder increase relates to increased operating cost.

Other income (expense)

	Fiscal Year ended September 30,		Change
	2017	2016
Neurometric Services (expense), net	$(6,600)	$(2,172,100)	$2,165,500

For the fiscal years ended September 30, 2017 and 2016, net other non-operating income (expenses) for Neurometric Services were as follows:

●	For the fiscal year ended September 30, 2017, the Company incurred $6,600 for actual net interest paid in cash during that period. The Company had no non-cash charges in September 30, 2017.

For the fiscal year ended September 30, 2016, we incurred non-cash interest charges totaling $2,721,500 of which $217,300 was accrued interest on our convertible promissory notes at 5% per annum. The remaining balance was comprised of $1,134,800 of beneficial conversion discount amortization on the convertible promissory notes and $1,365,200 for the valuation of warrants; and only $4,200 was for actual net interest paid in cash during that period.

●	For the fiscal year ended September 30, 2017, we had no finance fees. For the fiscal year ended September 30, 2016, we incurred finance fees totaling $20,000 in association with our private placement of convertible notes.

●	Under ASC 815, all derivative instruments are required to be measured periodically at fair value and the change in fair value of non-hedging derivative instruments are to be recognized in current earnings. For the fiscal year ended September 30, 2017, we had no derivative instruments. For the fiscal year ended September 2016 we booked a loss of $34,600 on the elimination of our derivative instruments when all Notes were converted to equity.

●	For the fiscal year ended September 30, 2017, we had no non cash gains or losses. For the fiscal year ended September 30, 2016 we booked a non-cash gain of $572,300 related to the Mandatory conversion on September 19, 2016 of all outstanding convertible notes and the cancellation of all warrants pursuant to the Second Omnibus Amendment of the Amended Note and Warrant Agreement which we entered into with a majority of the noteholders (for more detail refer to Note 3. Convertible Debt and Equity Financing of the Consolidated Financial Statements).

Net Loss

	Fiscal Year ended September 30,		Change
	2017	2016
Neurometric Services Loss, net	$(7,112,800)	$(5,940,900)	$(1,171,900)

The net loss for our Neurometric Services business of $7.11 million for the year ended September 30, 2017, compared to the approximately $5.94 million loss in the corresponding prior year is due to an increase in the Company’s total operating expenses.

Liquidity and Capital Resources

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

As of September 30, 2017, we had an accumulated deficit of approximately $75.65 million compared to our accumulated deficit as of September 30, 2016, which was approximately $68.53 million. Our management expects that with our proposed clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. The Company continues to explore additional sources of capital but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations.

As of September 30, 2017, we had $5.45 million in cash and cash equivalents and a working capital surplus of approximately $4.15 million. This is compared to our cash position of $318,200 in cash and cash equivalents as of September 30, 2016, and a working capital deficit of $1.14 million.

The Company has been funded through multiple rounds of private placements, primarily from members of our Board or our affiliates. For details please refer to Item 2. Private Placement Transactions and Notes 3, 7 and 11 to the Consolidated Financial Statements.

On November 30, 2016, and December 21, 2016 the Company sold and issued an aggregate of 208,000 shares of its Common Stock, at a per share price of $6.25, in private placements to a total of ten accredited investors, for which it received gross cash proceeds to the Company of $1,300,000. Three of the ten accredited investors were affiliates who represented 38.5% of the cash proceeds as follows: Dr. Robin Smith, our Chairman of the Board purchased 16,000 shares for $100,000; John Pappajohn, a member of the Board, purchased 32,000 shares for $200,000; and the Tierney Family Trust of which our former Board member, Thomas Tierney is a trustee, purchased 32,000 shares for $200,000. Also on December 29, 2016, the Company sold and issued an additional 32,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to two accredited investors, resulting in gross cash proceeds of $200,000, in which one investor, John Pappajohn, a member of the Board, purchased 16,000 shares for $100,000.

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

Working Capital, Operating Capital and Capital Expenditure Requirements

As of September 30, 2017, we had approximately $5.45 million in cash and $9.9 million remaining available for stock sales under the terms of the Purchase Agreement with Aspire Capital, compared to $0.3 million of cash as of September 30, 2016.

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million.

Our recurring net losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Management’s assessment of substantial doubt of going concern is based on current estimates and assumptions regarding our programs and business needs. Actual working capital requirements could differ materially from the above working capital projection. We may explore strategic opportunities including partnerships, licensing and acquisitions of other entities, assets or products.

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

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

●	the amount and timing of costs we incur in connection with our clinical trials and product development activities, including enhancements to our PEER Online database and costs we incur to further validate the efficacy of our technology;

●	whether we can include our Arcadian business revenue adequately to cover our costs;

●	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our sales and marketing efforts;

●	whether we incur additional consulting and legal fees in our efforts in conducting Non-Significant Risk trials within FDA requirements, which will enable us to obtain a 510(k) clearance from the FDA; and

●	if we expand our business by acquiring or investing in complimentary businesses.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings.

Private Placement of Common Stock

Between November 2016 through March 2017, the Company sold and issued an aggregate of 477,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to thirteen accredited investors, for which it received gross cash proceeds to the Company of $2,981,300, of which five are affiliated with the Company.

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

Public Offering

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million. In the offering, the Company sold 1,675,000 shares of Common Stock and accompanying warrants to purchase up to 1,675,000 shares of Common Stock (the “Warrants”), at a combined public offering price of $5.25 per share and accompanying Warrant, for a total offering size of $8,793,750. The Warrants were immediately exercisable for one share of Common Stock at an exercise price of $5.25 per share, and will expire five years after the issuance date. In connection with the offering, the Company granted the representative of the underwriters a 45-day option to purchase up to 251,250 additional shares of Common Stock and/or Warrants to cover over-allotments, if any. On August 24, 2017 the underwriters exercised their option and purchased 213,800 common stock warrants for $0.01 per warrant. The warrants were immediately exercisable for one share of common stock at an exercise price of $5.25 per share, subject to adjustments, and will expire five years after the issuance date.

Cash Flows

Net cash used in operating activities was $4,792,100 for the year ended September 30, 2017, compared to $2,978,400 for the same period in 2016. The $1.81 million net increase in cash used for operations was primarily due to: consulting fees increased by approximately $981,385, salaries increased by $306,851, and legal costs of $248,000, the remaining relates to other operating costs.

During the twelve months ended ended September 30, 2017, the Company spent $479,500 in investing activities, including $127,900 in the purchase of computer equipment and expenditures on our Patient Reported Outcomes application and $190,000 investment in Arcadian.

Net Cash provided by financing activities for the year ended September 30, 2017 were $10.40 million. In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising net proceeds of approximately $7.5 million; $2.98 million cash proceeds received from private placements of equity from 13 accredited investors, of which five are affiliated with the Company. During the twelve months ended September 30, 2016, financing activities were $2.95 million, which consisted of $2.95 million in cash proceeds received from private placements pursuant to the Second Amended Note & Warrant Purchase Agreement from nine accredited investors of which seven are affiliated with the Company.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of MYnd Analytics, Inc.

We have audited the accompanying consolidated balance sheet of MYnd Analytics, Inc. (the Company) as of September 30, 2017 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MYnd Analytics, Inc., as of September 30, 2017, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had recurring net losses and negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

Irvine, California

December 29, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MYnd Analytics, Inc.

26522 La Alameda, Suite 290

Mission Viejo, CA 92691

We have audited the accompanying consolidated balance sheet of MYnd Analytics, Inc. (the “Company”)(Formerly CNS Response, Inc.) and their subsidiaries as of September 30, 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audit also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

December 22, 2016

MYND ANALYTICS, INC.

CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2017 and 2016

	September 30,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$5,449,000	$318,200
Accounts receivable (net of allowance for doubtful accounts of $1,000 and $1,200 as of September 30, 2017, and September 30, 2016, respectively)	6,500	5,100
Prepaid insurance	57,200	59,800
Note Receivable -Plotkin	159,500	—
Prepaid other assets	22,000	18,800
Total current assets	5,694,200	401,900
Property and equipment, net	120,700	9,500
Intangible assets, net	60,200	87,100
Investment in Arcadian	195,900	—
Other assets	25,100	13,600
TOTAL ASSETS	$6,096,100	$512,100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
CURRENT LIABILITIES:
Accounts payable (including $36,200 and $10,000 to related parties as of September 30, 2017, and September 30, 2016, respectively)	$736,900	$426,600
Accrued liabilities	55,200	61,000
Accrued compensation	466,000	587,200
Accrued compensation – related parties	204,600	358,400
Accrued interest	3,900	3,900
Deferred revenue - grant funds	45,900	45,900
Current portion of note payable	31,500	56,300
Current portion of capital lease	1,300	1,200
Total current liabilities	1,545,300	1,540,500

LONG-TERM LIABILITIES
Long term portion of note payable	—	31,400
Long term portion of capital lease	3,400	4,700
Total long-term liabilities	3,400	36,100
TOTAL LIABILITIES	1,548,700	1,576,600
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; authorized 15,000,000 shares, 0 shares issued and outstanding as of September 30, 2017 and September 30, 2016, respectively	—	—
Common stock, $0.001 par value; authorized 500,000,000 shares and 500,000,000 shares as of September 30, 2017 and September 30, 2016, respectively; Issued and outstanding 4,299,311 shares and 1,941,061 shares as of September 30, 2017 and September 30, 2016, respectively	4,300	1,900
Additional paid-in capital	80,189,700	67,467,400
Accumulated deficit	(75,646,600)	(68,533,800)
Total stockholders’ equity (deficit)	4,547,400	(1,064,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,096,100	$512,100

See Accompanying Notes to the Consolidated Financial Statements

MYND ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED

SEPTEMBER 30, 2017 AND 2016

	2017	2016
REVENUES
Neurometric Services	$128,500	$85,100
OPERATING EXPENSES
Cost of neurometric services revenue	53,500	5,500
Research	123,900	53,700
Product development	1,237,200	740,500
Sales and marketing	1,226,700	522,000
General and administrative	4,590,800	2,530,200

Total operating expenses	7,232,100	3,851,900

OPERATING LOSS	(7,103,600)	(3,766,800)

OTHER INCOME (EXPENSE):
Interest expense, net	(6,600)	(2,721,500)
Gain (loss) on extinguishment of debt	—	572,300
(Loss) gain on derivative liabilities	—	(34,600)
Finance fees	—	(20,000)
Other miscellaneous income	—	306,700
Legal settlement expense	—	(275,000)
Total other expense	(6,600)	(2,172,100)
LOSS BEFORE PROVISION FOR INCOME TAXES	(7,110,200)	(5,938,900)
Provision for income taxes	2,600	2,000
NET LOSS	$(7,112,800)	$(5,940,900)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:	$(2.52)	$(9.26)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	2,817,415	641,844

See Accompanying Notes to the Consolidated Financial Statements

MYND ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE FISCAL YEARS ENDED
SEPTEMBER 30, 2017 AND 2016

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2015	512,405	$500	$57,755,900	$(62,592,900)	$(4,836,500)

Stock-based compensation	—	—	758,400	—	758,400
Extension Warrants issued to note holders			1,196,000		1,196,000
Note Warrants issued to note holders			1,365,200		1,365,200
Stock issued to vendor	1,500	—	6,900		6,900
Restricted stock compensation	163,750	100	69,300	—	69,400
Conversion of notes	1,263,406	1,300	6,315,700		6,317,000
Net loss for the fiscal year ended September 30, 2016	—	—	—	(5,940,900)	(5,940,900)
Balance at September 30, 2016	1,941,061	$1,900	$67,467,400	$(68,533,800)	$(1,064,500)

Stock-based compensation		—	2,086,000	—	2,086,000
Stock issued for private placement of shares	477,000	500	2,980,800	—	2,981,300
Stock issued for purchase agreement to Aspire Capital	20,000		145,000	—	145,000
Commitment shares issued to Aspire Capital pursuant to Purchase Agreement	80,000	100	(100)	—	—
Stock issued to vendor for services	26,250		173,000	—	173,000
Restricted Stock compensation	79,000	100	(100)	—	—
Common Stock issued to Arcadian	1,000		5,900	—	5,900
Common Stock - public offering	1,675,000	1,700	7,480,400	—	7,482,100
Offering costs - legal fees Aspire			(148,600)	—	(148,600)
Net loss				(7,112,800)	(7,112,800)
Balance at September 30, 2017	4,299,311	$4,300	$80,189,700	$(75,646,600)	$4,547,400

See Accompanying Notes to the Consolidated Financial Statements

MYND ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

SEPTEMBER 30, 2017 AND 2016

	2017	2016
OPERATING ACTIVITIES:
Net loss	$(7,112,800)	$(5,940,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,700	7,200
Gain on derivative liability valuation	—	34,600
Stock based compensation	2,086,000	834,700
Non-cash common stock to vendors for services	173,000	—
Loss on extinguishment of debt	—	(572,300)
Financing expenses	—	2,717,300
Note issued for litigation settlement	—	50,000
Changes in operating assets and liabilities:
Accounts receivable	(1,400)	6,700
Prepaid other assets	(12,100)	25,700
Accounts payable and accrued liabilities	301,500	(182,900)
Security deposits	—	(9,500)
Accrued compensation	(275,000)	51,000
Net cash used in operating activities	(4,792,100)	(2,978,400)
INVESTING ACTIVITIES:
Purchase of property and equipment	(127,900)	(4,000)
Investment in Arcadian	(190,000)	—
Loan Advance- Plotkin	(159,500)	—
Purchase of Intangible assets	(2,100)	(78,300)
Net cash used in investing activities	(479,500)	(82,300)
FINANCING ACTIVITIES:
Repayment of a capital lease	(1,200)	(3,200)
Repayment of a Notes payable	(56,200)	—
Net Proceeds from issuance of common stock	2,981,300	—
Net Proceeds from Public Offering	7,482,100	—
Proceeds from Aspire Line	145,000	—
Offering costs- Aspire Line	(148,600)	—
Net proceeds from issuance of secured convertible debt	—	2,950,000
Net cash provided by financing activities	10,402,400	2,946,800
NET INCREASE (DECREASE) IN CASH	5,130,800	(113,900)
CASH- BEGINNING OF YEAR	318,200	432,100
CASH- END OF YEAR	$5,449,000	$318,200
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,600	$4,200
Finance Fees	—	20,000
Income taxes	$2,600	$2,000
Non-cash financing and investing activities
Investment in Arcadian 1,000 shares @ $5.90 per share of common stock	5,900	—
Conversion of convertible notes to common stock	—	6,266,800
Conversion of Brandt litigation settlement convertible note to common stock	—	50,200

See Accompanying Notes to the Consolidated Financial Statements

MYND ANALYTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2017

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

Public Offering

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million. In the offering, the Company sold 1,675,000 shares of Common Stock and accompanying warrants to purchase up to 1,675,000 shares of Common Stock (the “Warrants”), at a combined public offering price of $5.25 per share and accompanying Warrant, for a total offering size of $8,793,750. The Warrants were immediately exercisable for one share of Common Stock at an exercise price of $5.25 per share, and will expire five years after the issuance date. In connection with the offering, the Company granted the representative of the underwriters a 45-day option to purchase up to an 251,250 additional shares of Common Stock and/or Warrants to cover over-allotments, if any. On August 24, 2017 the underwriters exercised their option and purchased 213,800 common stock warrants for $0.01 per warrant. The warrants were immediately exercisable for one share of common stock at an exercise price of $5.25 per share, subject to adjustments, and will expire five years after the issuance date.

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

The Company’s recurring net losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. During the year ended September 30, 2017, the Company incurred a net loss of $7.1 million and used $4.8 million of net cash in operating activities. As of September 30, 2017, the Company’s accumulated deficit was $75.6 million. In connection with these consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due for the next twelve months from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities.

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

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million. As of December 27, 2017, approximately $9.9 million under the Purchase Agreement remains available for sale to Aspire Capital. See Note 5. Stockholders Equity

There is no assurance that the Company will be able to obtain additional funds on commercially favorable terms or at all. If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

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

As of September 30, 2017, approximately $9.9 million under the Purchase Agreement remains available for sale to Aspire Capital. (See Note 5 for additional details on the equity financing).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and are in accordance with accounting principles generally accepted in the United States of America.

Prior Year Revision

During the year ended September 30, 2017, we revised our consolidated balance sheets as of September 30, 2016 to correct the accounting for certain common stock awards granted in 2015 and 2016 to board members. Previously, certain stock grant compensation was presented as prepaid common stock when the compensation should have been recognized ratably as the stock awards vested. The revision, which we determined is not a material error, had no impact on loss from operations, or cash flows.

The impact on the individual line items of our consolidated balance sheet as of September 30, 2016 from the adjustment was as follows:

Consolidated Balance Sheet as of September 30, 2016:

	Previously Reported	Adjustments	Revised
Prepaid Common Stock	$808,000	$(808,000)	$—
Additional Paid in Capital	$68,275,400	$(808,000)	$67,467,400

Basis of Consolidation

The audited consolidated financial statements include the accounts of the Company. There were no intercompany transactions to be eliminated on consolidation.

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At September 30, 2017 cash exceeds the federally insured limit by $5,199,000.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

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

Fair Value of Financial Instruments

ASC 825-10 - Recognition and Measurement of Financial Assets and Financial Liabilities defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

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

The Company adopted ASC 820-10 on January 1, 2008. ASC 820-10 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments; and

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company used Level 3 inputs for its valuation methodology in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

The detailed roll-forward of derivative liabilities classified as Level 1, 2 or 3, please refer to the table in Note 4, Derivative Liabilities.

The net changes in Derivative Liabilities for transactions which were booked to other income resulted in a net loss on derivative liabilities of $0 for the fiscal year ended September 30, 2017 and a net gain of $34,600 for the fiscal year ended September 30, 2016.

The net changes in Extinguishment of Debt for transactions which were booked to other income resulted in a net gain on extinguishment of debt of $0 for the fiscal year ended September 30, 2017 and a net gain of $572,300 for the fiscal year ended September 30, 2016.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection which as of September 30, 2017 and 2016 are $1,000 and $1,200 respectively.

Property and Equipment

Property and Equipment, which are recorded at cost, consist of office furniture and equipment, which are depreciated, over their estimated useful lives on a straight-line basis.  The useful lives of these assets is estimated to be between three and ten years.  Depreciation for the years ended September 30, 2017 and 2016 was $19,700 and $2,900 respectively.  Accumulated depreciation at September 30, 2017 and 2016 was $84,200 and $64,500, respectively.

Long-Lived Assets

As required by ASC 350-30 - Intangibles — Goodwill and Other (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company reviews the carrying value of its long-lived assets at least annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the years ended September 30, 2017 and 2016.

The Company adopted Accounting standards update (“ASU”) 2012-2, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The new guidance is intended to reduce the complexity and costs of the annual impairment test for indefinite-lived intangible assets by allowing companies to make a qualitative evaluation about the likelihood of impairment to determine whether it should perform a quantitative impairment test.

Intangible Assets

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheet. Capitalized software development costs are amortized over three years. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At September 30, 2017, the Company had $80,500 in software development costs all of which was capitalized during the fiscal year ended September 30, 2016. Amortization for the fiscal year ended September 30, 2017 and 2016 was $26,900 and $2,200 respectively.

On November 23, 2011, the Company acquired intellectual property in the form of transcranial magnetic stimulation (TMS) biomarkers at a cost of $21,200 which was recorded at cost and is being amortized over its estimated useful life of 10 years on a straight-line basis. Amortization for the fiscal years ended September 30, 2017 and 2016 was $2,100 for both periods.  Accumulated depreciation on the intellectual property at was $12,400 and $10,200 at the fiscal years ended September 30, 2017 and 2016 respectively.

Accrued Compensation

Accrued compensation consists of accrued vacation pay, accrued bonuses granted by the Board but not paid, and accrued pay due to former staff members. The balance also includes $125,400 accrued for two managers and $108,400 accrued for one officer who voluntarily reduced the cash portion of their salaries to help the Company conserve funds from February through July 2015.

Deferred Revenue

Deferred revenue represents revenue collected but not earned as of September 30, 2017 or 2016. This represents a philanthropic grant for the payment of PEER Reports ordered in a clinical trial for a member of the U.S. Military, a veteran or a family member, the cost of which is not covered by other sources. These deferred revenue grant funds total $45,900 as of September 30, 2017 and 2016.

Revenues

The Company recognizes revenue on services, in accordance with the Financial Accounting Standards Board (“FASB”) ASC No. 605, “Revenue Recognition” on delivery of PEER Reports to medical providers.  In all cases, revenue is recognized when we have persuasive evidence of an arrangement, a determinable fee, when collection is considered to be reasonable assured and the services are delivered.

Research and Development Expenses

The Company charges research and development expenses to operations as incurred.

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the years ended September 30, 2017 and 2016 advertising expenses were $152,000 and $148,600 respectively.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company adopted the provisions of ASC 740 and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. Federal and California as our “major” tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2013 through 2016 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2012 through 2016 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Comprehensive Income (Loss)

ASC 220-10 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis.  Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s comprehensive income (loss) is the same as its reported net income (loss) for the years ended September 30, 2017 and 2016.

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock.

Warrant Accounting

The Company classifies warrants to purchase shares of its common stock as equity on its consolidated balance sheets as these warrants are free-standing financial instruments which only require the Company to transfer common stock upon exercise. Each warrant is initially recorded at fair value on date of grant using the Black-Scholes model and net of issuance costs, and is not subsequently re-measured to fair value at each subsequent balance sheet date. The Company allocates the fair value of the warrants based on the relative fair value approach if issued with another equity instrument. The Company did not classify any warrants to purchase shares of its common stock as a liability on its consolidated balance sheets as the warrants did not require the Company to transfer consideration upon exercise.

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

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606). The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when the entity satisfies a performance obligation. ASU 2014-09 also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. In addition, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (issued August 2015); ASU 2016-08 – Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (issued March 2016); ASU 2016-10 – Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing (issued April 2016); ASU 2016-12 – Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients (issued May 2016); ASU 2016-20 – Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (issued December 2016); and ASU 2017-13 - Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (issued September 2017), which deferred the effective date of ASU 2014-09 for all entities by one year and clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs, disclosure of performance obligations, and provided additional implementation guidance. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. As of September 30, 2017, and subject to the potential effects of any new related ASUs issued by the FASB, as well as the Company’s ongoing evaluation of transactions and contracts, the Company is still evaluating the impact of this amendment on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This guidance narrows the definition of a business. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. This guidance must be applied prospectively to transactions occurring within the period of adoption. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting,” to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. For all entities, including emerging growth companies, the standard is effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

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

The Original Note Purchase Agreement provided for the issuance and sale of the September 2014 Notes in the aggregate principal amount of up to $2.5 million, in one or more closings to occur over a six-month period beginning September 22, 2014. The Original Note Purchase Agreement also provided that the Company and the holders of the September 2014 Notes enter into a registration rights agreement covering the registration of the resale of the shares of the Common Stock underlying the September 2014 Notes.

On April 14, 2015, the Company entered into Amendment No. 1 to the Original Note Purchase Agreement with the majority of the noteholders in principal, dated as of April 14, 2015 (“Amendment No. 1”), pursuant to which: (i) the aggregate principal amount of notes provided for issuance was increased by $0.5 million to a total of $3.0 million, and (ii) the period to raise the $3.0 million was extended to September 30, 2016. The Company subsequently amended and restated the Original Note Purchase Agreement solely to update for the changes made pursuant to Amendment No. 1 (such amended and restated agreement, together with the Original Note Purchase Agreement, the “Note Purchase Agreement”).

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

Subsequently thereto, on September 14, 15 and 24, 2015, the Company entered into a Note Purchase Agreement, as amended by the Omnibus Amendment, with each of six accredited investors, in connection with a bridge financing. Pursuant to these Note Purchase Agreements, the Company issued an aggregate principal amount of $710,000 of secured convertible promissory notes (collectively, the “September 2015 Notes,” and together with the September 2014 Notes and all other notes purchased and sold pursuant to the Note Purchase Agreement, the “Notes”), which amount also represents the gross proceeds to the Company from the September 2015 Notes. Four of the six September 2015 Notes were purchased by affiliates of the Company, or an entity under such affiliate’s control (refer to the Note Issuance and Conversion Table below).

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

On December 23, 2015, the Company entered into a Second Amended and Restated Note and Warrant Purchase Agreement (which further amended and restated the Note Purchase Agreement, as modified by the Omnibus Amendment) (the “Second Amended Note & Warrant Agreement”) with each of 16 accredited investors, pursuant to which (i) the aggregate principal amount of Notes available for issuance was increased from $3.0 million to up to $6.0 million, (ii) the maturity date of the Notes outstanding prior to such amendment was extended from March 21, 2016 to December 31, 2017; (iii) the time during which Notes may be issued was extended and (iv) certain warrants were issued to holders of both previously issued and Notes issued under the Second Amended Note & Warrant Agreement.

Pursuant to the Second Amended Note & Warrant Agreement, on December 23 and December 28, 2015, the Company issued to the two purchasers thereof, who are both affiliates (refer to the Note Issuance and Conversion Table below) of the Company, (i) an aggregate principal amount of $1,000,000 of secured convertible promissory notes (each, a “December 2015 Note”), which amount also represents the gross proceeds to the Company from the December 2015 Notes, and (ii) a warrant to each holder of December 2015 Notes to purchase the Company’s Common Stock, in an amount equal to 100% of the shares underlying their December 2015 Note (each, a “Note Warrant”). Each Note Warrant was exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that was forty-five (45) days following the date on which the daily closing price of shares of the Company’s Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company’s Common Stock is traded or listed) exceeded $50.00 for at least ten (10) consecutive trading days. The Note Warrants were subsequently cancelled. For additional details on cancellation of the Note Warrants, see “—Note Conversion and Warrant Cancellation” below.

Also on December 23, 2015, in consideration for the agreement to extend the maturity date of the Notes, the Company issued to holders of all Notes outstanding prior to the date of the Second Amended Note & Warrant Agreement, warrants to purchase an aggregate of 300,000 shares of Common Stock (the “Extension Warrants”, together with the Note Warrants, the “Warrants”). All Warrants had identical terms. Each such holder was issued an Extension Warrant to purchase Common Stock in an amount equal to 100% of the shares underlying each such holder’s previously outstanding Notes. Extension Warrants were issued to affiliates (refer to the Note Issuance and Conversion Table below). All Note Warrants and Extension Warrants were subsequently cancelled upon conversion of the Notes. or additional details on cancellation of the Warrants, see “—Note Conversion and Warrant Cancellation” below.

Between February 23, 2016 and June 30, 2016, the Company issued to seven accredited investor purchasers thereof (i) an aggregate principal amount of $1,100,000 in eight separate Notes and (ii) a warrant to each holder of such Notes to purchase the Company’s Common Stock, in an amount equal to 100% of the shares underlying their respective Note (each, also a “Note Warrant”). A total of 110,000 shares of Common Stock in the aggregate were underlying these Note Warrants. Five of the purchasers were affiliates of the Company (refer to the Note Issuance and Conversion Table below). The Note Warrants were subsequently cancelled. For additional details on cancellation of the Note Warrants, see “Note Conversion and Warrant Cancellation” below.

On August 15, 2016, the Company entered into an Amendment No. 1 to the Second Amended Note and Warrant Agreement with the investors party thereto to extend the time during which the Notes and the Warrants could be issued under the Second Amended Note and Warrant Agreement from August 11, 2016 to September 1, 2016.

On September 19, 2016, the Company entered into a Second Omnibus Amendment (the “Second Omnibus Amendment”), with a majority of over 80% of the noteholders, thereby amending: (i) the Notes, (ii) the Second Amended Note and Warrant Agreement, as amended and (iii) the Warrants. Pursuant to the Second Omnibus Amendment, the Company had the option, exercisable at any time after September 1, 2016, to mandatorily convert all Notes into shares of the Company’s common stock at $5.00 per share (the “Mandatory Conversion”).

Note Conversion and Warrant Cancellation

On September 19, 2016, pursuant to the Second Omnibus Amendment, the Company exercised the Mandatory Conversion and, on September 21, 2016, (i) converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000 on all of the Notes into 1,263,406 shares of the Company’s common stock at a conversion price of $5.00 per share and (ii) cancelled all Warrants (refer to the Note Issuance and Conversion Table below).

The below table sets forth details regarding the shares issued to certain related parties upon the Company’s exercise of the Mandatory Conversion:

Note Issuance and Conversion Table:

Note Holder		Principal Amount	2016 Discount	Carrying Value September 30, 2016	Accrued Interest at Conversion	Shares issued on Conversion
Original Note Purchase Agreement
Note Date Range Sept 22, 2014 to July 20, 2015
RSJ Private Equity	(1)	$750,000	$21,300	$728,700	$76,200	165,246
John Pappajohn	(2)	200,000	8,100	191,900	20,400	44,089
John Pappajohn	(5)	200,000	3,000	197,000	14,200	42,820
Tierney Family Trust	(3)	540,000	16,000	524,000	46,000	117,199
Follman Family Trust	(4)	100,000	3,000	97,000	7,700	21,538
Oman Ventures	(6)	200,000	8,100	191,900	20,400	44,089
4 Accredited Investors		300,000	9,100	290,900	30,600	66,112
Subtotal for First Round		$2,290,000	$68,600	$2,221,400
Omnibus Amendment Sept 14, 2015
Note Date Range Sept 14, 2015 to September 24, 2015
RSJ Private Equity	(1)	$350,000	$85,400	$264,600	17,300	73,462
Robin Smith	(2)	60,000	7,100	52,900	3,100	12,611
John Pappajohn	(2)	100,000	24,400	75,600	5,100	21,015
Follman Family Trust	(4)	150,000	36,500	113,500	7,600	31,522
2 Accredited Investors		50,000	12,200	37,800	2,500	10,508
Subtotal for Second Round		$710,000	$165,600	$544,400
Balances at September 30, 2015		$3,000,000	$234,200	$2,765,800
Second Amended Note December 23 & 28, 2015
RSJ Private Equity	(1)	$750,000			27,300	155,465
John Pappajohn	(2)	250,000			9,300	51,856
Subtotal for Third Round		$1,000,000
Note Date Range Feb 23, 2016 to August 16, 2016
RSJ Private Equity	(1)	$250,000			1,400	50,281
Robin Smith	(2)	40,000			800	8,165
John Pappajohn	(2)	850,000			14,000	172,802
Tierney Family Trust	(3)	100,000			600	20,129
Follman Family Trust	(4)	300,000			5,100	61,014
Carpenter, George & Jill	(7)	100,000			1,300	20,254
Harris, Geoffrey	(2)	10,000			300	2,058
2 Accredited Investors		300,000			5,600	61,124
Brandt Ventures	(8)	50,000			200	10,047
Subtotal for Final Round		$2,000,000
Balances Converted September 19, 2016		$6,000,000			$317,000	1,263,406

(1)	RSJ PE is a greater than 5% shareholder. Michal Votruba, a Director for Life Sciences for the RSJ/Gradus Fund, subsequently joined our Board on July 30, 2015.

(2)	Member of the Board.

(3)	Thomas Tierney is a trustee of the Tierney Family Trust. Mr. Tierney originally joined the Board in February 25, 2013 and served as Chairman of the Board from March 26, 2013 till May 22, 2015 when he resigned from the Board. On September 29, 2016 Mr. Tierney rejoined the Board. The Tierney Family Trust is a greater than 5% shareholder of the Company. Mr. Tierney resigned from the board on July 14, 2017.

(4)	Robert Follman is a trustee of the Follman Family Trust and is a member of the Board. Mr. Follman resigned from the board on July 14, 2017.

(5)	John Pappajohn is a member of the Board. He purchased $200,000 of Notes, which on September 6, 2015, were assigned to four accredited investors. Approximately $10,400 of interest was attributable to such transferred Notes, resulting in an aggregate of 42,084 shares being issued upon the Mandatory Conversion of such transferred Notes.

(6)	Mark & Jill Oman are the beneficial owners of Oman Ventures and were greater than 5% shareholders of the Company.

(7)	George Carpenter is the CEO of the Company.

(8)	Brandt Ventures was issued this note as part of the Company’s settlement of its litigation with Leonard Brandt and Brandt Ventures (refer to Note 9. Commitments and Contingent Liabilities).

Warrants

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million. In the offering, the Company sold 1,675,000 shares of Common Stock and accompanying warrants to purchase up to 1,675,000 shares of Common Stock (the “Warrants”), at a combined public offering price of $5.25 per share and accompanying Warrant, for a total offering size of $8,793,750. The Warrants were immediately exercisable for one share of Common Stock at an exercise price of $5.25 per share, subject to adjustments, and will expire five years after the issuance date. Direct costs associated with the offering amount to $1,313,800 plus the warrants issued to the under writers as discussed below.

The public offering warrant has an exercise price of $5.25 and expires on July 19, 2022. We estimated the fair value of the public offering warrant at issuance date to be $10,802,728 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.55 per share, time to maturity of 5 years, volatility of 211.6%, zero expected dividend rate and risk-free rate of 1.89%. These warrants qualify for equity treatment. The allocation of the fair value of these warrants was included in additional paid-in capital on the consolidated balance sheet.

As part of the underwritten public offering on July 19, 2017, the Company issued 134,000 common stock warrants to the underwriters as part of the services performed by them in connection with the underwritten public offering. The underwriter warrant has an exercise price of $6.04 and expires on July 19, 2022. We estimated the fair value of the underwriter warrant at issuance date to be $863,225 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.55 per share, time to maturity of 5 years, volatility of 211.6%, zero expected dividend rate and risk-free rate of 1.89%. These warrants qualify for equity treatment. The allocation of the fair value of these warrants was included in additional paid-in capital on the consolidated balance sheet.

On August 23, 2017, the Company issued 213,800 common stock warrants to underwriters as part of the overallotment attributed to the July 2017 underwritten public offering. Gross proceeds amounted to $2,100. The overallotment warrant has an exercise price of $5.25 and expires on July 19, 2022. We estimated the fair value of the overallotment warrant at issuance date to be $880,710 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $4.20 per share, time to maturity of 5 years, volatility of 211.6%, zero expected dividend rate and risk-free rate of 1.89%. These warrants qualify for equity treatment. The allocation of the fair value of these warrants was included in additional paid-in capital on the consolidated balance sheet.

Stock Dividend Warrants

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

The dividend warrant has an exercise price of $5.25 and expires on July 26, 2022. We estimated the fair value of the dividend warrant at issuance date to be $16,375,394 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.55 per share, time to maturity of 5 years, volatility of 211.6%, zero expected dividend rate and risk-free rate of 1.89%. These warrants qualify for equity treatment. The allocation of the fair value of these warrants was included in additional paid-in capital on the consolidated balance sheet. The Company also recognized a dividend related to the dividend warrants as every shareholder was entitled to receive one warrant for every share of common stock for no consideration given. Accordingly, the Company recognized a $16,375,394 dividend at closing.

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

Pursuant to the Second Amended Note & Warrant Agreement, on December 23 and December 28, 2015, the Company issued to the two purchasers of December 2015 Notes in the aggregate principal amount of $1,000,000 of secured convertible promissory notes. Between February 23, 2016 and August 16, 2016, the Company issued 15 Notes to 10 investors in the aggregate principal amount of $2,000,000 of secured convertible promissory notes. The derivative liability created by the conversion feature of the notes upon origination was $1,079,800.

On September 19, 2016, the Company entered into a Second Omnibus Amendment (the “Second Omnibus Amendment”), with a majority of over 80% of the noteholders, thereby amending: (i) the Notes, (ii) the Second Amended Note and Warrant Agreement, as amended and (iii) the Warrants. Pursuant to the Second Omnibus Amendment, the Company had the option, exercisable at any time after September 1, 2016, to mandatorily convert all Notes into shares of the Company’s common stock at $5.00 per share. The Company exercised this Mandatory Conversion on September 19, 2016 and, on September 21, 2016, (i) converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000 on all of the Notes into 1,263,406 shares of the Company’s common stock at a conversion price of $5.00 per share and (ii) cancelled all Warrants.

Consequently, the existing notes totaling $6 million, plus $316,965 of accrued interest thereon, for an aggregate total debt of $6,316,965 was revalued on September 19, 2016, and on the prior trading day September 16, 2016, to determine the impact on derivative valuations. On September 16, 2016, the derivative liability of the aggregate debt was determined to be $2,909,700, which resulted in an increase in the derivative liability of $1,070,500. After the modification of the notes following the Second Omnibus Amendment the derivative liability balance increased to $6,322,000 resulting in a further increase in derivative liability by $3,412,300. Upon the Mandatory Conversion of all the notes, which eliminated all the debt and consequently, the derivative liability was also eliminated; therefore the $6,322,000 derivative liability was booked as an extinguishment of debt.

The following tables include a roll-forward of liabilities classified within Levels 1, 2 and 3:

	Level 1	Level 2	Level 3
Stock warrant and other derivative liabilities at September 30, 2014			$153,100
Change in fair value			(153,100)
Stock warrant and other derivative liabilities at September 30, 2015			833,000
Total derivative liabilities at September 30, 2015			$833,000
$3M of convertible debt prior to amendment 12/22/15			(772,800)
$3M of convertible debt as amended 12/23/15			962,300
Change in fair value as of 06/30/26			(263,100)
Derivative liabilities upon Note origination 12/23/15 through 8/16/16			1,079,800
$6M of convertible debt prior to amendment 09/16/16			1,070,500
$6M of convertible debt as amended 09/19/16			3,412,300
Elimination of derivative liabilities on Note conversion to Common Stock			(6,322,000)
Total derivative liabilities at September 30, 2016			$—

The net changes in Derivative Liabilities for transactions which were booked to other income resulted in a net loss on derivative liabilities of $34,600 for the fiscal year ended September 30, 2016.

The net changes in Extinguishment of Debt for transactions which were booked to other income resulted in a net gain on extinguishment of debt of $572,300 for the fiscal year ended September 30, 2016.

5.	STOCKHOLDERS’ EQUITY

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

In addition, on any date on which the Company submits a purchase notice to Aspire Capital in an amount equal to 50,000 shares, and the closing sale price of its Common Stock is equal to or greater than $0.50 per share, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of Common Stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for Common Stock traded on its principal market on the VWAP Purchase Date.

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

The Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock is less than $0.50. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of Common Stock (the “Commitment Shares”). The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Purchase Agreement. Any proceeds from the Company receives under the Purchase Agreement are expected to be used for working capital and general corporate purposes. The Company cannot request Aspire to purchase more than $100,000 per business day.

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

At the 2017 Annual Meeting of Stockholders of MYnd Analytics, Inc. (“the Company”), held on August 21, 2017 (the “2017 Annual Meeting”), the holders of the Company’s common stock voted to amend the Company’s certificate of incorporation (the “Charter”) to reduce the number of shares of Common Stock authorized for issuance under the Charter from 500,000,000 to 250,000,000. The certificate evidencing the resolution reducing the shares will be filed with Delaware Secretary of state, shortly after these financial statements are issued.

As of September 30, 2017, 4,299,311 shares of Common Stock were issued and outstanding. No shares of preferred stock were issued or outstanding.

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

On December 21, 2016, the Company sold and issued an additional 48,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to fourteen accredited investors, for which it received gross cash proceeds of $300,000.

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

Stock Dividend Warrants

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

The dividend warrant has an exercise price of $5.25 and expires on July 26, 2022. We estimated the fair value of the dividend warrant at issuance date to be $16,375,394 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $6.55 per share, time to maturity of five years, volatility of 211.6%, zero expected dividend rate and risk-free rate of 1.89%. These warrants qualify for equity treatment. The allocation of the fair value of these warrants was included in additional paid-in capital on the consolidated balance sheet. The Company also recognized a dividend related to the dividend warrants as every shareholder was entitled to receive one warrant for every share of common stock for no consideration given. Accordingly, the Company recognized a $16,375,394 dividend at closing.

Underwritten Public Offering

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million. In the offering, the Company sold 1,675,000 shares of Common Stock and accompanying warrants to purchase up to 1,675,000 shares of Common Stock (the “Warrants”), at a combined public offering price of $5.25 per share and accompanying Warrant, for a total offering size of $8,793,750. The Warrants were immediately exercisable for one share of Common Stock at an exercise price of $5.25 per share, subject to adjustments, and will expire five years after the issuance date. In connection with the offering, the Company granted the representative of the underwriters a 45-day option to purchase up to an 251,250 additional shares of Common Stock and/or Warrants to cover over-allotments, if any. On August 24, 2017 the underwriters exercised their option and purchased 213,800 common stock warrants for $0.01 per warrant. The warrants were immediately exercisable for one share of common stock at an exercise price of $5.25 per share, subject to adjustments, and will expire five years after the issuance date.

As part of the underwritten public offering on July 19, 2017, the Company issued 134,000 common stock warrants to the underwriters as part of the services performed by them in connection with the underwritten public offering.

On August 23, 2017, the Company issued 213,800 common stock warrants to underwriters as part of the overallotment attributed to the July 2017 underwritten public offering. Gross proceeds amounted to $2,100.

Stock-Option Plans

2006 Stock Incentive Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the Board. A total of 3,339 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of September 30, 2017, 355 options were exercised and there were 1,537 option shares outstanding under the amended 2006 Plan. The outstanding options have exercise prices to purchase shares of Common Stock ranging from $2,400 to $5,760 per share.

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

At the 2017 Annual Meeting of Stockholders of MYnd Analytics, Inc. (“the Company”), held on August 21, 2017 (the “2017 Annual Meeting”), the holders of the Company’s common stock voted to amend the Company’s 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”) to increase: (i) the total number of shares of common stock, par value $0.001 per share (“Common Stock”), available for grant under the 2012 Plan (subject to the overall limits described in clause (ii) below) from 550,000 shares to an aggregate of 975,000 shares; (ii) the aggregate limitation on authorized shares available for grant under the 2012 Plan, following any increases pursuant to the evergreen provision, from 885,781 shares to 1,570,248 shares and (iii) the annual individual award limits under the 2012 Plan to 150,000 shares of Common Stock (subject to adjustment in accordance with the 2012 Plan);

On September 22, 2016, the Board granted options to purchase 144,000 shares of Common Stock under the 2012 Plan at an exercise price of $6.00 to certain directors and officers as follows:

•	our Chairman Dr. Smith was granted options to purchase 40,000 shares of Common Stock which vested in accordance with certain specified performance criteria;

•	our CEO, George Carpenter, was granted options to purchase 32,000 shares of Common Stock which vested in accordance with certain specified performance criteria;

•	our former CFO, Paul Buck, was granted options to purchase 32,000 shares of Common Stock which vested in accordance with certain specified performance criteria;

•	two of our outgoing directors, Mr. McAdoo and Mr. Sassine, were each granted 20,000 fully vested options to purchase Common Stock, which expired on November 1, 2017, and were never exercised.

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

On September 29, 2016, pursuant to the 2012 Plan, the Board granted 20,000 shares of Common Stock to Thomas Tierney who upon his appointment to the Board. These shares were valued at $6.00 per share, the closing price of the shares on the day of grant, and were valued in aggregate at $120,000.

On October 2, 2016, the Compensation Committee of the Board granted options to purchase 102,000 shares of the Company’s Common Stock under the 2012 Plan to staff members. These options vest pro-rata over 12 months starting on the date of grant. Exercise price of the options was the closing price on the OTC-QB of the Company’s Common Stock on the date of grant which was $6.00 per share.

On July 27, 2017, the Compensation Committee of the Board granted options to purchase 5,000 shares of the Company’s Common Stock under the 2012 Plan to a staff member. These options vest based on certain milestones being met. Exercise price of the options was the closing price on the OTC-QB of the Company’s Common Stock on the date of grant which was $7.25 per share.

On March 31, 2017, the Compensation Committee of the Board granted options to our Chief Financial Officer Mr. D’Ambrosio to purchase 18,000 shares of the Company’s common stock at an exercise price of $5.90 per share, which was the closing price on the OTC-QB of the Company’s Common Stock on the date of grant, with: (i) the option to purchase 15,000 shares vesting in equal monthly installments over 36 months from March 31, 2017, and (ii) the option to purchase 3,000 shares which vested upon the Company’s successful listing of its common stock on a national securities exchange.

On May 30, 2017, the Compensation Committee of the Board granted options to purchase 10,000 shares of the Company’s Common Stock under the 2012 Plan to a staff member. These options vest based on certain milestones being met. Exercise price of the options was the closing price on the OTC-QB of the Company’s Common Stock on the date of grant which was $6.00 per share, as of September 30, 2017, 2,000 options are fully vested.

On July 14, 2017, the Company entered into a Chairman Services Agreement (the “Agreement”) with Robin L. Smith, M.D., the Chairman of the Company’s board of directors (the “Board”). Pursuant to the Agreement, Dr. Smith is also entitled to receive the following equity awards: (a) on the Effective Date, a grant of 25,000 shares of restricted stock (vesting immediately) under the Company’s 2012 Omnibus Incentive Compensation Plan (the “Plan”); (b) on the Effective Date, options to purchase 75,000 shares of Common Stock under the Plan; and (c) on the date of the Company’s 2017 annual meeting of stockholders, an award of options to purchase 50,000 shares of Common Stock (the “2017 Option Award”) was granted. In addition, at each annual meeting of stockholders of the Company thereafter beginning in 2018 during the Term, Dr. Smith will be entitled to receive a grant of 25,000 shares of restricted stock (vesting immediately) under the Plan and options to purchase 75,000 shares of Common Stock under the Plan. Other than the 2017 Option Award, all options granted under the Agreement will vest 1/3 on the date of grant, 1/3 on the six month anniversary of the date of grant and 1/3 on the twelve month anniversary of the date of grant. The 2017 Option Award will vest on December 1, 2018. Pursuant to the Agreement, all options owned by Dr. Smith will remain exercisable for a period of 10 years from the date of grant, even if Dr. Smith is no longer with the Company.

On July 26, 2017, the Compensation Committee of the Board granted options to purchase 5,000 shares of the Company’s Common Stock under the 2012 Plan to a staff member. These options vest based on certain milestones being met. Exercise price of the options was the closing price on the OTC-QB of the Company’s Common Stock on the date of grant which was $4.15 per share.

On July 31, 2017, the Compensation Committee of the Board granted options to purchase 10,000 shares of the Company’s Common Stock under the 2012 Plan to a staff member. These options vest based on certain milestones being met. Exercise price of the options was the closing price on the OTC-QB of the Company’s Common Stock on the date of grant which was $3.81 per share.

On August 21, 2017, The award (“Option Grant 2”) was granted, and approved by the board of directors of the Registrant, subject to stockholder approval of an amendment to a provision of the Registrant’s Plan, pursuant to the Agreement. The Registrant’s stockholders approved the amendment to the provision of the Plan granted options to purchase 50,000 shares of Common Stock under the 2012 Plan at an exercise price of $4.16 per share to Robin L. Smith, M.D., the Chairman of the Company’s board of directors (the “Board”).

On August 22, 2017, the Compensation Committee of the Board granted options to purchase 5,000 shares of the Company’s Common Stock under the 2012 Plan to a staff member. These options vest based on certain milestones being met. Exercise price of the options was the closing price on the OTC-QB of the Company’s Common Stock on the date of grant which was $4.10 per share.

On September 19, 2017, the Board granted (i) 12,000 shares of restricted common stock under the 2012 Plan to each of Messrs. Pappajohn, Unanue and Votruba, and (ii) 18,000 shares of restricted common stock under the 2012 Plan to to Mr. Harris, who serves as the Audit Committee chairperson.  Mr. Votruba’s shares of restricted common stock are assigned to RSJ.

On September 19, 2017, the Board granted (i) options to purchase 12,000 shares of common stock under the 2012 Plan to each of Messrs. Pappajohn, Unanue and Votruba, and (ii) options to purchase 18,000 shares of common stock under the 2012 Plan to Mr. Harris, who serves as the Audit Committee chairperson.  All such options have an exercise price of $3.60, which was the closing price on the date of grant of our common stock on the Nasdaq Capital Market.  Mr. Votruba’s options are assigned to RSJ.

As of September 30, 2017, options to purchase 552,546 shares of Common Stock were outstanding under the 2012 Plan with exercise prices ranging from $3.60 to $600, with a weighted average exercise price of $6.95. Additionally, 222,750 restricted shares of Common Stock have been issued under the 2012 Plan, leaving 199,704 shares of Common Stock available to be awarded.

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the years ended September 30, 2017 and 2016 is as follows:

	September 30
	2017		2016
	Stock-based compensation Expense non-Restricted Shares	Stock-based compensation Expense Restricted Shares	Stock-based compensation Expense non-Restricted Shares	Stock-based compensation Expense Restricted Shares
Research	$10,900	—	$41,600	$—
Product development	360,600	—	47,900	—
Sales and marketing	175,300	—	30,200	—
General and administrative	647,200	892,000	554,950	83,750
Total	$1,194,000	$892,000	$674,650	$83,750

Total unrecognized compensation of September 30, 2017 amounted to $1,066,773.

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	September 30
	2017		2016
Type of Award:	Unrecognized Expense,	Weighted average Recognition Period (in years)	Unrecognized Expense,	Weighted average Recognition Period (in years)
Stock Options	$860,915	3.54	$104,400	6.63
Restricted Stock	$205,858	1.00	$1,123,365	1.00
Total	$1,066,773	3.05	$1,227,765	1.48

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2015	71,183	$150.00	7.48	$819,137
Granted	152,250	5.95
Exercised	—	—
Forfeited	(313)	3.60
Outstanding at September 30, 2016	223,120	$50.98	6.63	$7,425
Granted	334,000	4.85
Exercised	—	—
Forfeited or expired	(3,037)	1,335.06
Outstanding at September 30, 2017	554,083	$16.14	3.54	$11,340

 There are 249,284 shares of options vested and 304,799 unvested as of September 30, 2017; there are 157,524 shares of options vested and 65,596 unvested as of September 30, 2016; There are 58,613 shares of options vested and 12,570 unvested as of September 30, 2015;

  Following is a summary of the status of options outstanding at September 30, 2017:

Exercise Price ($)	Number of Shares	Expiration Date	Weighted Average Exercise Price ($)
2012 Omnibus Incentive Compensation Plan
$3.60	54,000	09/2027	$3.60
3.81	10,000	07/2027	3.81
4.10	5,000	08/2027	4.10
4.15	5,000	07/2027	4.15
4.16	50,000	08/2027	4.16
4.33	75,000	07/2027	4.33
5.10	8,250	04/2026	5.10
5.90	18,000	03/2027	5.90
6.00	256,000	09/2026	6.00
7.25	5,000	02/2027	7.25
9.44	43,978	12/2022 – 01/2023	9.44
11.00	8,750	08/2025	11.00
50.00	11,227	03/2023 – 01/2025	50.00
52.00	2,125	07/2024	52.00
$600.00	216	03/2022	600.00
Sub-Total	552,546	Weighted Average	$6.95
2006 Stock Incentive Plan
$2,400.00	144	03/2019 – 07/2020	$2,400.00
2,820.00	51	03/2021	2,820.00
3,060.00	7	09/2018	3,060.00
3,300.00	1,250	03/2020	3,300.00
4,800.00	24	12/2017	4,800.00
$5,760.00	61	04/2018	5,760.00
Sub-Total	1,537	Weighted Average	$3,319.71
Total	554,083	Weighted Average	$16.14

Following is a summary of the status of restricted shares outstanding at September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value	Amount
September 30, 2015	3,750	$11.00	$41,250
Granted	140,000	6.00	840,000
Forfeited	—	—	—
Outstanding at September 30, 2016	143,750	$6.13	$881,250
Granted	79,000	3.83	302,650
Forfeited	—	—
Outstanding at September 30, 2017	222,750	$5.31	$1,183,900

The range of Black-Scholes option-pricing model assumption inputs for all the valuation dates are in the table below:

	September 30, 2016 through to September 30, 2017
	Low	High
Annual dividend yield	—%	—%
Expected life (years)	5	5
Risk-free interest rate	1.14%	1.93%
Expected volatility	196.77%	234.54%

	September 30, 2015 through to September 30, 2016
	Low	High
Annual dividend yield	—%	—%
Expected life (years)	2.5	5
Risk-free interest rate	0.56%	1.81%
Expected volatility	191.05%	273.10%

Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future.

Expected Life. The Company elected to utilize the “simplified” method for “plain vanilla” options to value stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term.

Expected Volatility. The expected volatility rate used to value stock option grants is based on the historical volatilities of the Company’s common stock.

Risk-free Interest Rate. The risk-free interest rate assumption was based on U.S. Treasury Bill instruments that had terms consistent with the expected term of the Company’s stock option grants.

Warrants to Purchase Common Stock

The warrant activity for the year ending September 30, 2017 and 2016, is described as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2015	3,912	$106.00
Granted	604,000	10.00
Exercised	—	—
Expired	(752)	200.00
Forfeited	(600,000)	10.00
Outstanding at September 30, 2016	7,160	$50.41
Granted	4,561,861	5.27
Exercised	—	—
Expired	(1,349)	185.61
Forfeited	—	—
Outstanding at September 30, 2017	4,567,672	$5.30

Following is a summary of the status of warrants outstanding at September 30, 2017:

Exercise Price	Number of Shares		Expiration Date	Weighted Average Exercise Price
5.25	2,539,061	(1)	07/2022	5.25
5.25	1,675,000	(2)	07/2022	5.25
$5.25	213,800	(3)	07/2022	$5.25
6.04	134,000	(4)	07/2022	6.04
9.44	191		03/2018	9.44
10.00	4,000	(5)	06/2021	10.00
55.00	1,620		06/2018 – 03/2019	55.00
Total	4,567,672			$5.30

(1)	On July 13, 2017, the Company declared a special dividend of warrants to purchase shares of the Company’s common stock to record holders of Common Stock as of such date. Warrants to purchase 2,539,061 shares of Common Stock were distributed pro rata to all holders of common stock on the record date. These warrants will be exercisable (in accordance with their terms) to purchase one share of common stock, at an exercise price of $5.25 per share. The warrants will become exercisable commencing not less than 12 months following their July 27, 2017 distribution date and will expire five years thereafter.

(2)	On July 19, 2017, the Company issued 1,675,000 shares of Common Stock and accompanying Warrants to purchase up to 1,675,000 shares of Common Stock in connection with an underwritten public offering.

(3)	As part of the underwritten public offering on July 19, 2017, the Company issued 134,000 common stock warrants to the underwriters as part of the services performed by them in connection with the underwritten public offering.

(4)	On August 23, 2017, the Company issued 213,800 common stock warrants to underwriters as part of the overallotment attributed to the July 2017 underwritten public offering.

(5)	On June 10, 2016, we issued two warrants, pursuant to a Finder’s Fee Agreement with Maxim Group LLC, to purchase in aggregate 4,000 shares of Common Stock following the introduction of an accredited investor who entered into a Second Amended Note and Warrant Purchase Agreement in the principal amount of $200,000. Each warrant is exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that is forty-five (45) days following the date on which the daily closing price of shares of the Company’s Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company’s Common Stock is traded or listed) exceeds $50.00 for at least ten (10) consecutive trading days. In connection therewith, the Company will promptly notify the Note Warrant holders in the event that the daily closing price of the Company’s shares of Common Stock exceeds $50.00 for at least ten (10) consecutive trading days. Pursuant to the Finder’s Fee Agreement, Maxim was also paid $20,000 cash for their efforts.

At September 30, 2017, there were warrants outstanding to purchase 4,567,672 shares of the Company’s Common Stock. The exercise prices of the outstanding warrants range from $5.25 to $55 with a weighted average exercise price of $5.30. The warrants expire at various times starting 2018 through 2022.

6.	INCOME TAXES

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company adopted the provisions of ASC 740 and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. Federal and California as our “major” tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2012 through 2016 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2011 through 2015 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

The following is a reconciliation of the provision (benefit) for income taxes to the amount compiled by applying the statutory federal income tax rate to profit (loss) before income taxes is as follows for each of the fiscal years ended September 30, 2017.

	2017	2016
Federal income tax (benefit) at statutory rates	(34.0)%	(34.0)%
Stock-based compensation	3.46%	1.35%
Extinguishment of debt	—	—
Change in valuation allowance	29.29%	79.92%
True-ups and other adjustments	1.27%	(47.26)%
State tax benefit	0.02%	0.02%
Total	0.04%	0.03%

Temporary differences between the financial statement carrying amounts and bases of assets and liabilities that give rise to significant portions of deferred taxes relate to the following at September 30, 2017 and 2016:

	2017	2016
Deferred income tax assets:
Net operating loss carryforward	$19,024,793	$17,492,350
Deferred interest, consulting and compensation liabilities	3,850,567	3,974,100
Deferred income tax assets – other	118,793	5,486
	22,994,153	21,471,936
Deferred income tax liabilities—other	—	—
Deferred income tax asset—net before valuation allowance	22,994,153	21,471,936
Valuation allowance	(22,994,153)	(21,471,936)
Deferred income tax asset—net	$—	$—

Current and non-current deferred taxes have been recorded on a net basis in the accompanying balance sheet. As of September 30, 2017, the Company had Federal net operating loss carryforwards of approximately $51.4 million and State net operating loss carryforwards of approximately $39.8 million. Both the Federal and State net operating loss carryforwards will begin to expire in 2022 and 2017 respectively. Our ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

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

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates (“DCA”), an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. Effective August 2015, DCA was engaged at a fee of $10,000 per month, from August 2015 through February 2017. Effective March 1, 2017, DCA’s contract was renewed at $3,000 a month. For the fiscal years ended September 30, 2017 and 2016 DCA was paid $71,000 and $120,000 respectively.

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

Hooper Holmes Agreement

In 2016, we entered into an agreement with Hooper Holmes Inc, in which Dr. Smith, our Chairman of the Board, became an advisory member of its board as of March 16, 2017, and in which Mr. Pappajohn, our director, has participated in equity raises to become the beneficial owner of a greater than 10% interest. Hooper Holmes performs EEG’s nationwide to patients who wish to obtain a PEER report. The Company paid $20,300 and $0 for these services during the fiscal years September 30, 2017 and 2016 respectively.

Investment in Arcadian

On April 1, 2017, the Company entered into a Master Purchase and Option Agreement with Arcadian Telepsychiatry LLC (“Arcadian”), a Pennsylvania based Limited Liability Company and Mr. Robert Plotkin. Consideration paid for a 10% equity interest in Arcadian was in the form of (i) a $100,000 capital contribution to Arcadian and (ii) the issuance of 1,000 shares of Common Stock to Mr. Plotkin. On June 19, 2017, the Company made an additional $20,000 capital contribution to Arcadian. From July 6, 2017 through September 30, 2017 the Company made an additional $70,000 capital contribution to Arcadian. As of September 30, 2017 the Company’s cumulative equity interest in Arcadian is 19%.

Loan to Mr. Plotkin

As of September 30, 2017, Mr. Plotkin, President of Arcadian Telepsychiatry, had a personal loan with the Company with an outstanding balance of $297,000. Upon the subsequent acquisition of Arcadian on November 13, 2017, the loan was forgiven in its entirety.

8.	LOSS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the fiscal years ended September 30, 2017 and 2016, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the fiscal years ended September 30, 2017 and 2016 is as follows:

	2017	2016
Net Loss for computation of basic and diluted net loss per share:
Net loss	$(7,112,800)	$(5,940,900)
Basic and Diluted net loss per share:
Basic net loss per share	$(2.52)	$(9.26)

Basic and Diluted weighted average shares outstanding	2,817,415	641,844

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Convertible debt	—	1,441,344
Warrants	957,198	3,484
Restricted Common Stock	4,500	—
Options	359,704	74,588
9.	COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

The Company is not currently party to any legal proceedings, the adverse outcome of which, in the Company’s management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position.

Convertible Debt and Equity Financing

On September 19, 2016, the Company entered into a Second Omnibus Amendment, with a majority of over 80% of the noteholders, thereby amending: (i) the Notes, (ii) the Second Amended Note and Warrant Agreement, as amended and (iii) the Warrants. Pursuant to the Second Omnibus Amendment, the Company had the option, exercisable at any time after September 1, 2016, to mandatorily convert all Notes into shares of the Company’s common stock at $5.00 per share and cancel all Warrants. The Company exercised the its Mandatory Conversion on September 19, 2016 and, on September 21, 2016, converted the entire outstanding principal balance of $6,000,000, plus accrued interest of $317,000 on all of the Notes into 1,263,406 shares of the Company’s common stock at a conversion price of $5.00 per share and (ii) cancelled all Warrants. The $50,000 Note issued to Brandt Ventures and interest on the Note was converted into 10,047 shares of Common Stock. (refer to Note 3. Convertible Debt and Equity Financing).

Lease Commitments

The Company’s policy is to account for the lease expense on the straight–line method.

The Company’s Headquarters and Neurometric Services business is located at 26522 La Alameda, Suite 290, Mission Viejo, CA 92691, which is 2,290 sqft in size. The lease period commenced on February 1, 2016 and terminates on January 31, 2018. The rent for the first four months is $4,809 per month, which is abated by 50%; for months 5 through 12 the rent increases to 4,580 per month and for the final 12 months the rent will increase by 5% to 4,809 per month.

On February 2, 2016, we signed a 23.5 months lease for 1,092 sqft of office space to house our EEG testing center. The premises are located at 25201 Paseo De Alicia, Laguna Hills, CA 92653. The lease period commenced on February 15, 2016 and terminates on January 31, 2018. The rent for first half month of February was prorated at $928; for the next 11 months the rent is $1,856 per month, and for the remaining twelve months the rent will increase by 3% to $1,911 per month.

On August 1, 2017, we signed a four month lease for two offices to be used for EEG testing in the New York area. The premises are located at 420 Lexington Avenue, Suite 350, New York, New York 10170. The lease period commenced on August 1, 2017 and terminates on December 31, 2017. The rent for will be for $4,500 per month, with first and last monthly lease fee of $9,000 on effective date.

On September 14, 2017, we signed a three year lease for 1,180 square feet. The premises are located at 8000 Westpark Drive, Suite 125, Tysons, Virginia 22102. The lease period commenced on September 15, 2017 and terminates on September 30, 2020. The rent for September 15, 2017 through September 30, 2018 prorated at $2,508, the next 12 months the rent is prorated at $2,576; and for the remaining twelve months the rent prorated at $2,647, the landlord will abate one hundred percent of the base rent for the first two full calendar months of the term October and November 2017.

The Company incurred rent expense from operations of $84,406 and 64,900 for the fiscal years ended September 30, 2017 and 2016, respectively.

	Payments due by period
Contractual Obligations	Total	2018	2019	2020	2021
Operating Lease Obligations	$128,100	$65,400	$30,900	31,800	—
Total	$128,100	$65,400	$30,900	31,800	—

10.	SIGNIFICANT CUSTOMERS

For the fiscal year ended September 30, 2017, four customers accounted for 50% of Neurometric Services revenue and three customers accounted for 72% of accounts receivable at September 30, 2017.

For the fiscal year ended September 30, 2016, four customers accounted for 55% of Neurometric Services revenue and three customers accounted for 69% of accounts receivable at September 30, 2016.

11.	SUBSEQUENT EVENTS

Awards of Restricted Stock

On November 13, 2017 George C. Carpenter IV, President and Chief Executive Officer of the Company; Donald D’Ambrosio, Chief Financial Officer and the Chairman Robin L. Smith were each granted 7,500 shares of restricted common stock as satisfaction of certain performance criteria.

Equity Purchase Agreement

On November 13, 2017, the Company entered into an equity purchase agreement (the “Arcadian Agreement”) with Arcadian Telepsychiatry Services LLC (“Arcadian”) and Mr. Robert Plotkin, pursuant to which the Company acquired all of the issued and outstanding membership interests (the “Equity Interests”) of Arcadian from Mr. Plotkin. Consideration for the Equity Interests consisted of the assumption of debt and cancellation of Arcadian’s warrants given to a third party of approximately $960,000 and the forgiveness of the note due from Mr. Plotkin of approximately $297,000, for a total purchase price of $1,277,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in all material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Under the supervision of management, including our President and Chief Executive Officer and our Chief Financial Officer, following the end of the quarter ended September 30, 2017, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2017 for the reasons discussed below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2017:  The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise that is commensurate with our financial reporting requirements. This material weakness resulted in, among other things, our failure to include all necessary disclosures in the draft financial statements provided to our outside auditing firm. The Company recognizes that as it has engaged in significant expansion during 2017, it requires additional personnel with knowledge and experience to assist in the preparation, review and completion of its financial statements and other reports required under the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company intends to hire additional employees with experience preparing reports for filing with the SEC and will continue to work with outside experts who can assist in the review and analysis of its financial reports before such drafts are delivered to its auditors for review and who can also assist in the evaluation and remediation of its internal controls over financial reporting. The Company does not believe that the material weakness has resulted in any material inaccuracies in the financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2017 or any prior periods.

 Our management, including our President and Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

Other than the material weakness in our internal control over financial reporting described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the fiscal year ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our directors and executive officers as of December 29, 2017.

Name	Age	Position
Robin L. Smith, M.D.	53	Chairman of the Board
Geoffrey E. Harris	55	Director
John Pappajohn	89	Director
Peter Unanue	50	Director
Michal Votruba	52	Director
George C. Carpenter IV	59	President and Chief Executive Officer
Donald D’Ambrosio	54	Chief Financial Officer

Directors

Robin L. Smith M.D., Chairman of the Board of Directors

Robin L. Smith, M.D. joined our Board of Directors as its Chairman on August 20, 2015. Dr. Robin L. Smith is a global thought leader in the regenerative medicine industry, one of the fastest growing segments of modern-day medicine.  She received her M.D. from Yale University and an M.B.A. from the Wharton School of Business. During her tenure as CEO of the Caladrius Biosciences, Inc. (formerly NeoStem Inc.) (NASDAQ: CLBS), which she led from 2006 to 2015, she pioneered the company’s innovative business model, combining proprietary cell therapy development with a successful contract development and manufacturing organization. Dr. Smith raised over $200 million, completing six acquisitions and one divestiture while the company won an array of industry awards and business recognition including a #1 ranking in the Tri-State region (for two years in a row), and #11 nationally, on Deloitte’s Technology Fast 500™, and Frost & Sullivan’s North American Cell Therapeutics Technology Innovation Leadership Award.

In 2007, Dr. Smith founded The Stem for Life Foundation (SFLF), a nonpartisan, 501(c)(3) educational organization devoted to fostering global awareness of the potential for regenerative medicine to treat and cure a range of deadly diseases and debilitating medical conditions, as opposed to merely treating their symptoms. In 2010, in order to bring the charity’s mission to a global audience, Dr. Smith forged a historic, first-of-its-kind partnership with The Vatican. As part of this relationship, The Vatican and SFLF collaborate to create high-profile initiatives that help catalyze interest and development of cellular therapies that could ultimately reduce human suffering on a global scale. Dr. Smith has served as Chairman of the Board and President of the Stem for life Foundation since its inception and is expanding its mission further under the Cura brand (to bring resources to fund cell therapy clinical trials and assist in accelerating enrollment and completion).

Dr. Smith was appointed as Clinical Associate Professor, Department of Medicine at the Rutgers, New Jersey Medical School in 2017. She maintains a regular column on these topics for The Huffington Post. She is a winner of the 2014 Brava! Award, which recognizes top women business leaders in the Greater New York area. She was also a finalist for the 2014 EY Entrepreneur of The Year award for the New York area, recognizing entrepreneurs who demonstrate excellence and success in the areas of innovation, financial performance and personal commitment to their businesses and communities.

In addition, Dr. Smith has extensive experience serving in executive and board level capacities for various medical enterprises and healthcare-based entities. She currently serves on the Board of Directors of Rockwell Medical (NASDAQ: RMTI), Prolung DX, the advisory board of Hooper Holmes (OTCQX: HPHW) and is co-chairman of the Life Sci advisory board on gender diversity. She is Vice President and member of the Board of Directors of the Science and Faith STOQ Foundation in Rome and serves on Sanford Health’s International Board and the Board of Overseers at the NYU Langone Medical Center in NYC. She previously served on the Board of Trustees of the NYU Langone Medical Center and, is a past Chairrnan of the Board of Directors for the New York University Hospital for Joint Diseases and was on the board of directors of Signal Genetics (NASDAQ: SGNL) and BioXcel Corporation.

As a business leader, entrepreneur, doctor and philanthropist, Dr. Smith is uniquely positioned to lead the global healthcare industry into the cellular future, where the cells of our bodies will stand as the foundation for a wide array of cures.

Geoffrey E. Harris, Director

Geoffrey E. Harris joined our Board of Directors on July 30, 2015. Mr. Harris is a portfolio manager and managing partner at c7 Advisors, a money management and healthcare advisory firm focused on small-to-middle market healthcare companies. Prior to his position with c7 Advisors, Mr. Harris served as Managing Director and co-head of the Cantor Fitzgerald Healthcare Investment Banking Group from 2011 to 2014, and was a Healthcare Investment Banker with Gleacher & Company from 2009 to 2011. Mr. Harris has over thirty years combined experience as a healthcare analyst and portfolio manager for healthcare companies. Mr. Harris graduated from MIT’s Sloan School of Management with an MS in Finance Management. Mr. Harris serves as a director on the boards of Cancer Genetics, Inc. (NASDAQ: CGIX) a molecular diagnostics company, and two privately held companies, Connect RN, a healthcare workforce management company, and PointRight, a healthcare data analytics company. Mr. Harris also serves on the Audit Committee of Cancer Genetics, Inc. Mr. Harris was selected to serve on our Board of Directors for his significant healthcare, finance and transactional experience. Furthermore, his financial, analytical and audit committee experience make him well suited to Chair our Audit Committee.

John Pappajohn, Director

John Pappajohn joined our Board of Directors on August 26, 2009. Since 1969, Mr. Pappajohn has been the President and sole owner of Pappajohn Capital Resources, a venture capital firm, and President and sole owner of Equity Dynamics, Inc., a financial consulting firm, both located in Des Moines, Iowa. Mr. Pappajohn currently serves as Chairman of the Board of Cancer Genetics, Inc. (NASDAQ: CGIX), a molecular diagnostics company. Mr. Pappajohn was chosen to serve as a director of our company because of his unparalleled experience serving as a director of more than 40 public companies and the substantial insight he has gained into the life sciences and healthcare industries by actively investing in the industries for more than 40 years, and by founding and supporting several public healthcare companies.

Peter Unanue, Director

Peter Unanue joined our Board of Directors on September 19, 2017. Mr. Unanue has over 25 years of senior business experience, leveraging data and applied sciences to enhance business operations. Mr. Unanue currently serves as Executive Vice President of Goya Foods, Inc., one of the leading food companies in the U.S. with over a billion dollars in annual sales. While at Goya, Mr. Unanue oversaw the nationwide expansion of the company’s facilities, managed distribution and logistics, consolidated redundant operations resulting in significant cost savings, and led the implementation of new software and technology to streamline and enhance operations and profitability. Mr. Unanue has held key operational and analytic roles with Merck Medco Health Solutions, Baxter Healthcare and Growmark, Inc. He currently serves on the boards of the Meadowlands Regional Chamber of Commerce, the Meadowlands Regional “2040 Foundation,” and is a Council of Regents Member at Felician University and St Thomas Aquinas College. He was also an employer trustee for a local UFCW Health and Welfare Fund. He is the recipient of numerous awards and is a regular speaker on various topics including supply chain management. Mr. Unanue holds a Master of Science in operations research from George Washington University and a Bachelor of Science from St. Thomas Aquinas College. Mr. Unanue was selected to serve on the Board of Directors because of his years in operations and analytics as well as his previous board experience for other companies.

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

Executive Officers

George C. Carpenter IV, President and Chief Executive Officer

George C. Carpenter IV has been serving as our Chief Executive Officer since April 10, 2009, served as our President from October 1, 2007 until April 10, 2009 and was reappointed our President on April 29, 2011. As President until 2009, Mr. Carpenter’s primary responsibility involved developing strategy and commercializing our PEER technology. Mr. Carpenter also served as a director from April 2009 until November 2012. From 2002 until he joined MYnd Analytics in October 2007, Mr. Carpenter was the President and CEO of WorkWell Systems, Inc., a national physical medicine firm that manages occupational health programs for Fortune 500 employers. Prior to his position at WorkWell Systems, Mr. Carpenter founded and served as Chairman and CEO of Core, Inc., a company focused on integrated disability management and work-force analytics. He served in those positions from 1990 until Core was acquired by Assurant, Inc. in 2001. From 1984 to 1990, Mr. Carpenter was a Vice President of Operations with Baxter Healthcare, served as a Director of Business Development and as a strategic partner for Baxter’s alternate site businesses. Mr. Carpenter began his career at Inland Steel where he served as a Senior Systems Consultant in manufacturing process control. Mr. Carpenter holds an M.B.A. in Finance from the University of Chicago and a B.A. with Distinction in International Policy & Law from Dartmouth College.

Donald D’Ambrosio, Chief Financial Officer

Donald E. D’Ambrosio was appointed to the position of Chief Financial Officer on March 31, 2017. Prior to joining MYnd Analytics, from 1996 to 2007 Mr. D’Ambrosio served as Senior Vice President, Controller and, ultimately, Chief Financial Officer of BNC Mortgage, Inc. (NASDAQ: BNCM). As BNC’s CFO Mr. D’Ambrosio played a key role in the company’s IPO, raising $35 million, and its listing on the NASDAQ on March 10, 1998 which was underwritten by CIBC Oppenheimer and Piper Jaffray, Inc. Subsequently, Mr. D’Ambrosio was also intimately involved in taking the company private through a $52 million management acquisition by Lehman Brothers. On September 15, 2008, Lehman Brothers Holdings Inc. (“LBHI”) and 22 of its affiliates (collectively, the “Debtors”) filed petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under chapter 11 of the United States Bankruptcy Code. The Debtors’ chapter 11 plan (the “Plan”) was confirmed by the Bankruptcy Court on December 6, 2011 and became effective on March 6, 2012. The Debtors have commenced making distributions to holders of allowed claims and will continue to make distributions in accordance with the Plan until the liquidation of their assets is complete. Mr. D’Ambrosio played a key role in BNC Mortgage Inc’s acquisition of certain assets and liabilities and the origination platform of America’s Lender, Inc.  From 2007 through to February 2017 Mr. D’Ambrosio founded and built Oxygen Funding, Inc., an asset-based lending company that specialized in providing working capital to small businesses, where he served as its President, CEO and CFO. Oxygen Funding grew to fund over $100 million of client receivables. Mr. D’Ambrosio was a featured speaker for the Small Business Association and a writer for the Commercial Factor magazine. Mr. D’Ambrosio holds a Bachelor of Business Administration degree with an emphasis in accounting from Temple University. Mr. D’Ambrosio joins the Company with his skill and experience as a Chief Financial Officer along with his IPO and NASDAQ up-listing experience.

Board Composition, Committees and Director Independence

Our Board of Directors currently consists of five members: Robin L. Smith, M.D., Geoffrey E. Harris, John Pappajohn, Michal Votruba and Peter Unanue. All members, other than Mr. Unanue, were elected at our annual meeting of stockholders held on August 21, 2017. Mr. Unanue was appointed to the Board on September 19, 2017. All members will serve until our next annual meeting or until his or her successor is duly elected and qualified.

Our board has determined that all of our board members are independent directors in accordance with the listing requirements of the NASDAQ Capital Market, except for Dr. Robin L. Smith, M.D., our Chairman of the Board. The NASDAQ independence definition includes a series of objective tests, including that the board member is not, and has not been for at least three years, one of our employees and that neither the board member nor any of his family members has engaged in various types of business dealings with us. In addition, as required by NASDAQ rules, our board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a board member. In making these determinations, our board reviewed and discussed information provided by the members of the board and us with regard to each board member’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of the members of our board or our executive officers. In addition, all members of the audit committee meet the independence requirements contemplated by Rule 10A-3 under the Exchange Act. In addition to our current Board members, former Board members Robert J. Follman and Thomas T. Tierney were both independent directors in accordance with the listing requirements of the NASDAQ Capital Market during the fiscal year ended September 30, 2017.

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

Audit Committee

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended (the “Exchange Act”). Geoffrey Harris (Chair), John Pappajohn, and Michal Votruba are the members of the audit committee. The audit committee is composed of members who are “independent” within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules. Our Board has determined that Mr. Harris serves as the “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. In his roles as Audit Committee Chair of another public company, as Managing Partner of a money management and healthcare advisory firm, as a senior investment banker, portfolio manager and health care research analyst, Mr. Harris has gained over 33 years of experience analyzing the financial statements of public companies, assessing the use of accounting methods employed by those companies and the financial acumen of their management.

The audit committee oversees our accounting and financial reporting processes and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this committee include:

●	selecting and recommending to our Board of Directors the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;

●	approving the fees to be paid to the independent registered public accounting firm;

●	helping to ensure the independence of our independent registered public accounting firm;

●	overseeing the integrity of our financial statements;

●	preparing an audit committee report as required by the SEC to be included in our annual proxy statement;

●	reviewing major changes to our auditing and accounting principles and practices as suggested by our company’s independent registered public accounting firm, internal auditors (if any) or management;

●	reviewing and approving all related party transactions; and

●	overseeing our compliance with legal and regulatory requirements.

Compensation Committee

Our compensation committee assists the Board of Directors in the discharge of its responsibilities relating to the compensation of the Board of Directors and our executive officers. John Pappajohn (Chair), Geoffrey Harris and Peter Unanue are the members of our compensation committee. The Board has determined that they are “independent” within the meaning of the NASDAQ Stock Market Rules and both members qualify as “non-employee directors” under Rule 16b-3 of the Exchange Act.

The committee’s compensation-related responsibilities include:

●	assisting our Board of Directors in developing and evaluating potential candidates for executive positions and overseeing the development of executive succession plans;

●	reviewing and approving, on an annual basis, the corporate goals and objectives with respect to compensation for our chief executive officer;

●	reviewing, approving and recommending to our Board of Directors on an annual basis the evaluation process and compensation structure for our other executive officers;

●	providing oversight of management’s decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;

●	reviewing our incentive compensation and other stock-based plans and recommending changes in such plans to our Board of Directors as needed, and exercising all the authority of our Board of Directors with respect to the administration of such plans;

●	reviewing and recommending to our Board of Directors the compensation of independent directors, including incentive and equity-based compensation; and

●	selecting, retaining and terminating such compensation consultants, outside counsel and other advisors as it deems necessary or appropriate.

Governance and Nominations Committee

The purpose of the governance and nominations committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board. Michal Votruba (Chair), John Pappajohn, and Geoffrey Harris are the members of our governance and nominations committee. The Board has determined that the members of the committee are “independent” within the meaning of the NASDAQ Stock Market Rules.

The committee’s responsibilities include:

●	Selecting director nominees. The governance and nominations committee recommends to the Board of Directors nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the Board. The governance and nominations committee would consider candidates proposed by stockholders and will apply the same criteria and follow substantially the same process in considering such candidates as it does when considering other candidates. The governance and nominations committee may adopt, at its discretion, separate procedures regarding director candidates proposed by our stockholders. Director recommendations by stockholders must be in writing, include a resume of the candidate’s business and personal background and include a signed consent that the candidate would be willing to be considered as a nominee to the Board and, if elected, would serve. Such recommendation must be sent to the Company’s Secretary at the Company’s executive offices. When it seeks nominees for directors, our governance and nominations committee takes into account a variety of factors including (a) ensuring that the Board, as a whole, is diverse and consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including expertise that could qualify a director as a “financial expert,” as that term is defined by the rules of the SEC), local or community ties and (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with the company’s business and industry, independence of thought and an ability to work collegially. The Company is of the view that the continuing service of qualified incumbents promotes stability and continuity in the Board room, contributing to the ability of the Board of Directors to work as a collective body, while giving the Company the benefit of the familiarity and insight into the Company’s affairs that its directors have accumulated during their tenure. Accordingly, the process of the governance and nominations committee for identifying nominees reflects the Company’s practice of re-nominating incumbent directors who continue to satisfy the committee’s criteria for membership on the Board of Directors, whom the committee believes continue to make important contributions to the Board of Directors and who consent to continue their service on the Board of Directors. The Board has not adopted a formal policy with respect to its consideration of diversity and does not follow any ratio or formula to determine the appropriate mix; rather, it uses its judgment to identify nominees whose backgrounds, attributes and experiences, taken as a whole, will contribute to the high standards of Board service. The governance and nominations committee may adopt, and periodically review and revise as it deems appropriate, procedures regarding director candidates proposed by stockholders.

●	Reviewing requisite skills and criteria for new Board members and Board composition. The governance and nominations committee reviews with the entire Board of Directors, on an annual basis, the requisite skills and criteria for Board candidates and the composition of the Board as a whole.

●	Hiring of search firms to identify director nominees. The governance and nominations committee has the authority to retain search firms to assist in identifying Board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee.

●	Selection of committee members. The governance and nominations committee recommends to the Board of Directors, on an annual basis, the directors to be appointed to each committee of the Board of Directors.

●	Evaluation of the Board of Directors. The governance and nominations committee will oversee an annual self-evaluation of the Board of Directors and its committees to determine whether it and its committees are functioning effectively.

●	Development of Corporate Governance Guidelines. The governance and nominations committee will develop and recommend to the Board a set of corporate governance guidelines applicable to the Company.

The governance and nominations committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The governance and nominations committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.

Committee Memberships and Meetings

The following table below sets forth the current membership of each Committee:

Name of Director	Audit Committee	Compensation Committee	Governance and Nominations
Robin L. Smith, M.D.
Geoffrey E. Harris	Chair	Member	Member
John Pappajohn	Member	Chair	Member
Michal Votruba	Member		Chair
Peter Unanue		Member

Board Meetings

During the fiscal year ended September 30, 2017, the Board held eight meetings. the Audit Committee held ten meetings, the Compensation Committee held two meetings, and the Governance and Nominations Committee did not hold any meetings (but acted once by unanimous written consent).  Each incumbent director attended 75% or more of the total number of meetings of the Board and the Board Committees of which they were a member during the period they served as a director in fiscal year 2017.

The Company has not yet established a policy with respect to Board members’ attendance at its annual meetings. All incumbent directors attended last year’s annual meeting other than Mr. Unanue, who was not a member of the Board on the date of last year’s annual meeting.

Board Leadership Structure

To assure effective and independent oversight of management, our Board of Directors operates with the roles of Chief Executive Officer and Chairman of the Board separated in recognition of the differences between these two roles in the management of the Company. The Chairman of the Board is a non-management role.

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

Stockholder Communications

Interested parties may communicate with any and all members of our Board of Directors by transmitting correspondence addressed to one or more directors by name at the address appearing on the cover page of this annual report on Form 10-K. Communications from our stockholders to one or more directors will be collected and organized by our Corporate Secretary and will be forwarded to the Chairman of the Board of Directors or to the identified director(s) as soon as practicable. If multiple communications are received on a similar topic, the Corporate Secretary may, at his or her discretion, forward only representative correspondence. The Chairman of the Board of Directors will determine whether any communication addressed to the entire Board of Directors should be properly addressed by the entire Board of Directors or a committee thereof. If a communication is sent to the Board of Directors or a Committee, the Chairman of the Board of Directors or the Chairman of that committee, as the case may be, will determine whether a response to the communication is warranted.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the fiscal year ended September 30, 2017, all of our executive officers, directors and the holders of 5% or more of our Common Stock complied with all Section 16(a) filing requirements, except for: (1) RSJ, which did not timely file a Form 4 reporting two transactions (2) John Pappajohn, who did not timely file a Form 4 reporting one transaction; (3) George Carpenter who did not timely file two Form 4s reporting two transactions; (4) Robin Smith, who did not timely file two Form 4s reporting two transactions; and (5) Donald D’Ambrosio who did not timely file a Form 4 reporting one transaction.

Code of Ethics

Our Board of Directors has adopted a Code of Conduct and Ethics (the “Code of Conduct”) which constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. We require all employees, directors and officers, including our principal executive officer and principal financial officer to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer and other finance department personnel with respect to full and accurate reporting. The Code of Conduct is available on our website at www.myndanalytics.com. The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC on such website.

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

Compensation Philosophy

Generally, we compensate our executive officers with a compensation package that is designed to drive Company performance to maximize stockholder value while meeting our needs and the needs of our executives. The following are objectives we consider:

●	Alignment — to align the interests of executives and stockholders through equity-based compensation awards;

●	Retention — to attract, retain and motivate highly qualified, high performing executives to lead our growth and success; and

●	Performance — to provide, when appropriate, compensation that is dependent upon the executive’s achievements and the Company’s performance.

●	In order to achieve the above objectives, our executive compensation philosophy is guided by the following principles:

●	Rewards under incentive plans are based upon our short-term and longer-term financial results and increasing stockholder value;

●	Executive pay is set at sufficiently competitive levels to attract, retain and motivate highly talented individuals who are necessary for us to achieve our goals, objectives and overall financial success;

●	Compensation of an executive is based on such individual’s role, responsibilities, performance and experience; and

●	Annual performance of the Company and the executive are taken into account in determining annual bonuses with the goal of fostering a pay-for-performance culture.

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

Severance and Change of Control Arrangements

We do not have a formal plan for severance or separation pay for our employees, but we typically include a severance provision in the employment agreements of our executive officers that have written employment agreements with us. Generally, such provisions are triggered in the event of involuntary termination of the executive without cause or in the event of a change in control. Please see the description of our employment agreements with each of George Carpenter, Donald D’Ambrosio and our former Chief Financial Officer, Paul Buck, below for further information.

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

Summary Compensation Table-Fiscal Year Ending September 30, 2017

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ending September 30, 2017 and 2016 provided by (i) each person serving as our principal executive officer (“PEO”) or acting in a similar capacity during our fiscal year ended September 30, 2017; (ii) our two most highly compensated executive officers other than our PEO who were serving as executive officers on September 30, 2017 and whose total compensation exceeded $100,000 and (iii) up to two additional individuals for whom disclosure would have been provided under (ii) but for the fact that the individual was not serving as an executive officer as of September 30, 2017. The persons covered by (i), (ii), and (iii) of the preceding sentence are collectively referred to as the “named executive officers” in this “Executive Officers and Executive Compensation” section.

Name and Principal Position	Fiscal Year Ended September 30,	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)
George C. Carpenter IV	2017	270,000	25,000	—	—	21,035	316,035
(President and Chief Executive Officer)	2016	270,000	—	25,500	189,400	21,000	505,900
Donald D’Ambrosio	2017	117,296	20,000	—	104,600	8,289	180,493
(Chief Financial Officer)	2016	—	—	—	—	—	—
Paul Buck	2017	209,333	—	—	—	—	209,333
(Former Chief Financial Officer and Secretary)	2016	208,000	—	25,500	189,400	8,500	431,400

(1)	Salaries for the fiscal years ended September 30, 2017 and 2016 which were accrued and paid as follows:

●	Mr. Carpenter’s salary for fiscal year 2017 and 2016 was $270,000 all of which was paid out.

●	Mr. D’Ambrosio’s pro-rated salary for fiscal year 2017 (based on actual number of days employed) was $117,296 all of which was paid out. Mr. D’Ambrosio joined the Company as its Chief Financial Officer effective March 31, 2017.

●	Mr. Buck’s salary for fiscal year 2017 was $209,333 all of which was paid out. Mr. Buck retired as the Company’s Chief Financial Officer and Secretary effective March 31, 2017. Mr. Buck remained with the Company as a consultant through September 30, 2017 pursuant to the terms of a separation agreement.

(2)	On September 18, 2017, the Compensation Committee approved cash Management Bonuses for Messrs. Carpenter and D’Ambrosio in the amounts of $25,000 and $20,000 respectively.

(3)	On April 15, 2016, the Board approved grants of restricted Common Stock to each of Messrs. Carpenter and Buck of 5,000 shares valued at $25,500. 50% of the shares issued to each vested on the date of grant and 50% vested pro-rata over 12 months starting on the date of grant. The shares were valued at $5.10 each, which was the closing price of the Company’s stock quoted on the OTCQB on the date of grant.

(4)	On March 14, 2017, Mr. D’Ambrosio was granted an option to purchase 18,000 shares of the Company’s common stock valued at $104,600 using the Black Scholes Model. The options have an exercise price of $5.90 per share (the closing price of the Company’s common stock on March 31, 2017), with: (i) the option to purchase 15,000 shares vesting in equal monthly installments over 36 months from March 31, 2017, and (ii) the option to purchase 3,000 shares vesting upon the achievement of a performance based metric which has been met.The vesting of such grants is also subject to acceleration upon the occurrence of certain pre-determined events.

On September 22, 2016, the Board granted each of Messrs. Carpenter and Buck an option to purchase 32,000 shares of Common Stock valued at $189,400 each using the Black Scholes Model. The options were granted pursuant to the 2012 Plan, as amended and approved at the Annual Meeting of Stockholders held on November 1, 2016. The exercise price of the options is $6.00 per share. 25% vested on the date of grant and the remainder vested upon the achievement of various performance based metrics (all of which have been met).

(5)	Relates to healthcare insurance premiums and Health Savings Account contributions paid on behalf of executive officers of the Company for fiscal years 2017 and 2016, respectively.

●	For Mr. Carpenter health care benefits were $21,035 and $21,000 for fiscal years 2017 and 2016, respectively.

●	For Mr. D’Ambrosio health care benefits were $8,289 for the fiscal year 2017.

●	For Mr. Buck healthcare benefits were $0 and $8,500 for fiscal years 2017 and 2016, respectively.

Narrative Disclosure to Summary Compensation Table

On September 22, 2016, the Board granted each of Messrs. Carpenter and Buck an option to purchase 32,000 shares of Common Stock, valued at $189,400 each using the Black Scholes Model. The options were granted pursuant to the 2012 Plan, as amended and approved at the Annual Meeting of Stockholders held on November 1, 2016. The exercise price of the options is $6.00 per share and the options vested in 25% tranches as described in Footnote 4 to the “Summary Compensation Table”.

On September 18, 2017, the Compensation Committee approved cash Management Bonuses for Messrs. Carpenter and D’Ambrosio in the amount of $25,000 and $20,000 respectively. Since the Company had limited cash and cash equivalent resources as of September 30, 2016, no bonuses were paid or accrued for our executive officers during the fiscal year ended September 30, 2016.

Please refer to the footnotes to the “Summary Compensation Table” above for a description of the components of “Stock Awards” and “All Other Compensation” received by the named executive officers.

The following are summaries of employment agreements that we have entered into with respect to our named executive officers. These summaries include, where applicable, a description of all payments the Company is required to make to such named executive officers at, following or in connection with the resignation, retirement or other termination of such named executive officers, or a change in control of our company or a change in the responsibilities of such named executive officers following a change in control.

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

Donald D’Ambrosio

On March 14, 2017, the Company and Mr. D’Ambrosio entered into a letter agreement of employment setting forth Mr. D’Ambrosio’s compensation and certain other employment terms. Pursuant to this letter agreement, Mr. D’Ambrosio will be paid an annual base salary of $215,020, will be eligible to participate in the Company’s benefit plans, and received a signing bonus of $8,959 which was paid on March 31, 2017. In addition, pursuant to the letter agreement, Mr. D’Ambrosio was granted an option to purchase 18,000 shares of the Company’s common stock at an exercise price of $5.90 per share (the closing price of the Company’s common stock on March 31, 2017), with: (i) the option to purchase 15,000 shares vesting in equal monthly installments over 36 months from March 31, 2017, and (ii) the option to purchase 3,000 shares vesting upon the Company’s successful listing of its common stock on a national securities exchange. The vesting of such grants is also subject to acceleration upon the occurrence of certain pre-determined events. Pursuant to the letter agreement, Mr. D’Ambrosio’s employment is “at-will”, and may be terminated by either party for any reason, or no reason at all. If the Company terminates Mr. D’Ambrosio without “cause” (as defined in the agreement), or Mr. D’Ambrosio “involuntarily terminates” (as defined in the agreement) the agreement, Mr. D’Ambrosio will be entitled to receive severance in the form of salary and benefits for a period equal to one-month, with an additional month of salary for each completed year of service up to a limit of six-months, in each case, subject to Mr. D’Ambrosio providing a release of claims satisfactory to the Company. In the event the Company terminates Mr. D’Ambrosio for “cause” or Mr. D’Ambrosio voluntarily terminates his employment, Mr. D’Ambrosio will not be entitled to any severance.

Paul Buck

Paul Buck, the Company’s former Chief Financial Officer and Secretary retired as Chief Financial Officer and Secretary of the Company effective March 31, 2017. The Company entered into a Confidential Employment Separation and Release Agreement (the “Separation Agreement”) with Mr. Buck on April 24, 2017 and; as part of the Separation Agreement Mr. Buck agreed to remain with the Company as a consultant through September 30, 2017.

Paul Buck’s Employment Agreement

On February 18, 2010, we entered into an employment agreement with Paul Buck pursuant to which Mr. Buck began serving as our Chief Financial Officer on an “at will” basis and was to be paid a salary of no less than $208,000 per annum, which was subject to upward adjustment at the discretion of the Chief Executive Officer or the Board of Directors of our company. Mr. Buck was entitled to four weeks’ vacation per annum, health and dental insurance coverage for himself and his dependents, and other fringe benefits that we offered our employees from time to time. As Mr. Buck’s employment was on an “at-will” basis, he could terminate his employment with us for any reason or for no reason. Similarly, we could terminated Mr. Buck’s employment with or without cause. If we terminated Mr. Buck’s employment without cause or Mr. Buck involuntarily terminated his employment with us, Mr. Buck was eligible to receive as severance his salary and benefits for a period equal to six months payable in one lump sum upon termination. If Mr. Buck was terminated by us for cause, or if Mr. Buck voluntarily terminated his employment, he would not be entitled to any severance.

Paul Buck’s Separation Agreement

Pursuant to the Separation Agreement, the Company agreed to pay Mr. Buck an aggregate amount of $105,333, which consists of $32,000 in accrued paid time off (“PTO”) and $73,333 (less lawful deductions) in accrued pay (“Deferred Pay”) that was voluntarily deferred by Mr. Buck between February 16, 2015 and July 31, 2015. Mr. Buck agreed to remain with the Company as a consultant on an as-needed basis, and his last day with the Company was September 30, 2017. From April 1, 2017 through May 31, 2017, Mr. Buck used his accrued PTO as total and complete compensation for such period. Thereafter and through September 30, 2017 (the “Consulting Period”), Mr. Buck received the Deferred Pay in equal semi-monthly installments on the Company’s established pay dates via the Company’s regular payroll system, beginning on the next established pay date following May 31, 2017. Certain options to purchase common stock of the Company granted to Mr. Buck under the Company’s Amended and Restated 2012 Omnibus Incentive Compensation Plan continued to vest through the Consulting Period and will be exercisable by Mr. Buck for a period of 12 months from September 30, 2017 in accordance with their terms. During the Consulting Period, Mr. Buck, to the extent requested by the Company, agreed to serve as a consultant and provide reasonable assistance to the Company on an as-needed basis. In exchange for the payments described above, Mr. Buck agreed to release any and all claims, as defined and subject to the limitations set forth in the Separation Agreement, against the Company related to Mr. Buck’s employment with, and separation from, the Company. The Separation Agreement also contains confidentiality and other customary restrictive covenants.

Outstanding Equity Awards at Fiscal Year-End------Fiscal Year Ending September 30, 2017

The following table presents information regarding outstanding options held by our named executive officers as of September 30, 2017.

	Option Awards
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
George Carpenter (1)	32,000	—	—	6.00	09/26/2022
	2,175	—	—	50.00	10/08/2023
	6,125	—	—	9.44	12/10/2022
	667	—	—	3,300.00	03/02/2020
Donald D’Ambrosio (2)	5,917	12,083		5.90	03/31/2027
Paul Buck (3)	7,000	—		9.44	12/09/2022
	32,000	—		6.00	09/26/2022

(1)	On September 22, 2016, the Board granted Mr. Carpenter options to purchase 32,000 shares of Common Stock. 25% of the options vested on the date of grant and the remainder vested in 25% increments upon the achievement of various performance-based milestones. As of September 30, 2017, all of the options are fully vested.

On October 8, 2013, Mr. Carpenter was granted options to purchase 2,175 shares of Common Stock. The options are exercisable at $50.00 per share and vested evenly over 12 months starting from the date of grant. Mr. Carpenter agreed to forego $98,000 of his salary in fiscal year 2014 pursuant to the Employment Compensation Forfeiture and Exchange Agreement dated December 16, 2013. Mr. Carpenter was paid out of accrued salary earned, but not paid, during fiscal years 2013 and 2012. The accrued salary paid out was equivalent to the fiscal year 2014 salary that he had agreed to forego in lieu of receiving the options.

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

(2)	On March 31, 2017, the Compensation Committee of the Board granted options to Mr. D’Ambrosio to purchase 18,000 shares of the Company’s common stock at an exercise price of $5.90 per share, which was the closing price on the OTCQB of the Company’s Common Stock on the date of grant, with: (i) the option to purchase 15,000 shares vesting in equal monthly installments over 36 months from March 31, 2017, and (ii) the option to purchase 3,000 shares vesting upon the achievement of a performance milestone, which had been met as of September 30, 2017.

(3)	On September 22, 2016, the Board granted Mr. Buck an option to purchase 32,000 shares of Common Stock of which 25% of the options vested on the date of grant and the remainder vested in 25% increments upon the achievement of various performance-based milestones. As of September 30, 2017, all of the options are fully vested.

On December 10, 2013, Mr. Buck was granted options to purchase 7,000 shares of Common Stock. The options are exercisable at $9.44 per share and vested in increments of 12.5% at the beginning of each quarter starting from the date of grant.

Director Compensation---Fiscal Year Ending September 30, 2017

During our fiscal year ended September 30, 2017, non-employee directors received cash compensation, as well as grants of Common Stock, Restricted Stock and options to purchase Common Stock for their service on our Board of Directors or committees thereof. The values of the option and restricted share grants were determined using the Black-Scholes Model and the closing price of the stock on the day of grant.

Non-Employee Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Robin Smith (1)	225,000	520,300	108,250	364,537	1,218,087
John Pappajohn (2)	363	42,360	43,200	—	85,923
Thomas T. Tierney (3)	—	—	—	—	—
Robert J. Follman (4)	—	—	—	—	—
Geoffrey Harris (5)	544	63,540	64,800	—	128,884
Michal Votruba (6)	363	42,360	43,200	—	85,923
Peter Unanue (7)	363	42,360	43,200	—	85,923

(1)	On July 14, 2017, the Board approved the Chairman Services Agreement (the “Agreement”) with Robin L. Smith, M.D. which became effective on that date (the “Effective Date”) and will remain in effect until the earlier of: (a) termination of the Agreement by mutual agreement of Dr. Smith and the Company, and (b) the eighteen (18) month anniversary of the Effective Date (the “Initial Period”); provided that the Agreement may be automatically extended for additional one year periods thereafter (such period, the “Term”). During the Term, and subject to the terms and conditions of the Agreement, Dr. Smith will provide non-exclusive advisory and management services to the Company, which may include advice and assistance concerning: strategic vision and planning; identification of growth and expansion opportunities; financial planning; and corporate partnering and business development (collectively, the “Services”).

Under the Agreement, Dr. Smith will be entitled to an annual cash fee of $300,000 (the “Annual Fee”), payable in equal monthly installments. For the 2017 calendar year, Dr. Smith will be entitled to be paid the full amount of the Annual Fee. Dr. Smith will remain eligible to receive additional cash bonus awards as determined by the compensation committee of the Board. The Company will pay the associated taxes, federal and state, for certain awards of restricted shares issued to Dr. Smith. As of September 30, 2017, Dr. Smith had earned $225,000 of the Annual Fee, which is included in the “Fees Earned or Paid in Cash” column of the above table.

Pursuant to the Agreement, Dr. Smith has received, or will be entitled to receive, the following equity awards:

- on the Effective Date, a grant of 25,000 shares (vesting immediately) of restricted common stock valued at $108,250 using a $4.33 share price, which was the closing price on The Nasdaq Capital Market of the Company’s Common Stock on the Effective Date, under the Company’s 2012 Omnibus Incentive Compensation Plan (the “Plan”). This award included a tax gross up of $113,313, which was paid in fiscal year 2017, and which is reported in the “All Other Compensation” column of the above table;

- on the Effective Date, options to purchase 75,000 shares of common stock valued at $316,130 using a $4.33 share price, which was the closing price on The Nasdaq Capital Market of the Company’s Common Stock on the Effective Date, under the Plan; and

- on the date of the Company’s 2017 annual meeting of stockholders, an award of options to purchase 50,000 shares of common stock valued at $204,197, using a $4.18 share price, which was the closing price on The Nasdaq Capital Market of the Company’s Common Stock on the date of the Company’s 2017 annual meeting (the “2017 Option Award”).

Dr. Smith is also entitled to the following awards, which have not been included in the above table: at each annual meeting of stockholders of the Company beginning in 2018 during the Term, Dr. Smith will be entitled to receive a grant of 25,000 shares of restricted stock (vesting immediately) under the Plan and options to purchase 75,000 shares of common stock under the Plan. Other than the 2017 Option Award, all options granted under the Agreement will vest 1/3 on the date of grant, 1/3 on the six month anniversary of the date of grant and 1/3 on the twelve month anniversary of the date of grant. The 2017 Option Award will vest on December 1, 2018. Pursuant to the Agreement, all options owned by Dr. Smith will remain exercisable for a period of 10 years from the date of grant.

Pursuant to the Agreement, we will reimburse Dr. Smith for certain travel and other expenses. The Agreement contains certain other provisions related to confidentiality and non-disclosure obligations and indemnification.

On September 22, 2016, the Board granted Dr. Smith 40,000 shares of restricted common stock, which are fully vested.  The stock, valued at $240,000, was granted with a tax gross-up of $251,224 which was paid in fiscal year 2017 and which is reported in the “All Other Compensation” column of the above table.

The aggregate number of option awards outstanding for Dr. Smith at September 30, 2017 was 166,250 shares. Of these, options to purchase 1,250 shares have an exercise price of $11.00 per share, options to purchase 40,000 shares have an exercise price of $6.00 per share, options to purchase 75,000 shares have an exercise price of $4.33 per share, options to purchase 50,000 shares have an exercise price of $4.16 per share.

(2)	Mr. Pappajohn joined our Board on August 26, 2009.

On September 19, 2017 the Board agreed to pay Mr. Pappajohn a Board fee of $12,000 to be paid in four equal quarterly payments of $3,000 on December 19, 2017, March 19, 2018, June 19, 2018 and September 19, 2018, subject to continued Board service. As of September 30, 2017, Mr. Pappajohn had earned $363 of the Board Fee.

On September 19, 2017, the Board also granted Mr. Pappajohn, subject to continued Board service: (i) 12,000 shares of restricted common stock, vesting in four quarterly installments of 3,000 shares on December 19, 2017, March 19, 2018, June 19, 2018 and September 19, 2018 and (ii) options to purchase 12,000 shares of common stock with an exercise price of $3.60, vesting in four equal quarterly installments of 3,000 options on December 19, 2017, March 19, 2018, June 19, 2018 and September 19, 2018. The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full.

The aggregate number of option awards outstanding for Mr. Pappajohn at September 30, 2017 was 13,250 shares. Of these, options to purchase 1,250 shares have an exercise price of $11.00 per share, options to purchase 12,000 shares have an exercise price of $3.60 per share.

(3)	Mr. Tierney resigned from our Board effective July 14, 2017.

(4)	Mr. Follman resigned from our Board effective July 14, 2017.

(5)	Mr. Harris joined our Board on July 20, 2015.

On September 19, 2017 the Board agreed to pay Mr. Harris a Board fee of $18,000 to be paid in in four equal quarterly payments of $4,500 on December 19, 2017, March 19, 2018, June 19, 2018 and September 19, 2018, subject to continued Board and Audit Committee service. As of September 30, 2017, Mr. Harris had earned $544 of the Board fee.

On September 19, 2017, the Board also granted Mr. Harris, subject to continued Board and Audit Committee service: (i) 18,000 shares of restricted common stock, vesting in four quarterly installments of 4,500 shares on December 19, 2017, March 19, 2018, June 19, 2018 and September 19, 2018 and (ii) options to purchase 18,000 shares of common stock with an exercise price of $3.60, vesting in four equal quarterly installments of 4,500 options on December 19, 2017, March 19, 2018, June 19, 2018 and September 19, 2018. The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full.

The aggregate number of option awards outstanding for Mr. Harris at September 30, 2017 was 19,250 shares. Of these, options to purchase 1,250 shares have an exercise price of $11.00 per share, options to purchase 18,000 shares have an exercise price of $3.60 per share.

(6)	Mr. Votruba joined our Board on July 20, 2015.

On September 19, 2017 the Board agreed to pay Mr. Votruba a Board fee of $12,000 to be paid in four equal quarterly payments of $3,000 on December 19, 2017, March 19, 2018, June 19, 2018 and September 19, 2018, subject to continued Board service. As of September 30, 2017, Mr. Votruba had earned $363 of the Board fee.

On September 19, 2017, the Board also granted Mr. Votruba, subject to continued Board service: (i) 12,000 shares of restricted common stock, payments will vesting in four quarterly installments of 3,000 shares on December 19, 2017, March 19, 2018, June 19, 2018 and September 19, 2018 and (ii) options to purchase 12,000 shares of common stock with an exercise price of $3.60, vesting in four equal quarterly installments of 3,000 options on December 19, 2017, March 19, 2018, June 19, 2018 and September 19, 2018. The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full.

The aggregate number of option awards outstanding for Mr. Votruba at September 30, 2017 was 13,250 shares. Of these, options to purchase 1,250 shares have an exercise price of $11.00 per share, options to purchase 12,000 shares have an exercise price of $3.60 per share.

(7)	Mr. Unanue joined our Board on September 19, 2017.

On September 19, 2017, the Board agreed to pay Mr. Unanue a Board fee of $12,000 to be paid in four equal quarterly payments of $3,000 on December 19, 2017, March 19, 2018, June 19, 2018 and September 19, 2018, subject to continued Board service. As of September 30, 2017, Mr. Unanue had earned $363 of the Board fee.

On September 19, 2017, the Board also granted Mr. Unanue, subject to continued Board service: (i) 12,000 shares of restricted common stock, payments vesting in four quarterly installments of 3,000 shares on December 19, 2017, March 19, 2018, June 19, 2018 and September 19, 2018 and (ii) options to purchase 12,000 shares of common stock with an exercise price of $3.60, vesting in four equal quarterly installments of 3,000 options on December 19, 2017, March 19, 2018, June 19, 2018 and September 19, 2018. The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full.

The aggregate number of option awards outstanding for Mr. Votruba at September 30, 2017 was 13,250 shares. Of these, options to purchase 1,250 shares have an exercise price of $11.00 per share, options to purchase 12,000 shares have an exercise price of $3.60 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial and other ownership of the shares of our Common Stock as of December 28, 2017:

●	Each person whom we know to be the beneficial owner of 5% or more of our outstanding Common Stock;

●	Each of our executive officers;

●	Each of our current directors; and

●	All of our executive officers and directors as a group.

Applicable percentage ownership interest as of December 28, 2017 is based on 4,360,561 shares of issued and outstanding Common Stock.

Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. For purposes of such calculation, shares of our Common Stock subject to options, warrants and convertible promissory notes issued by us (and convertible interest on those notes) that are currently exercisable or convertible, or exercisable or convertible within sixty days from December 28, 2017, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible promissory notes, as applicable, for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o MYnd Analytics, Inc., 26522 La Alameda, Suite 290, Mission Viejo, CA 92691.  There are no shares of any other class or series of stock issued and outstanding.

	Shares Beneficially Owned as of December 28, 2017
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Executive Officers and Directors:
George Carpenter (1) President and Chief Executive Officer	80,675	1.83%
Don D’Ambrosio (2) Chief Financial Officer	15,292	0.35%
Paul Buck (3) Chief Financial Officer and Secretary (retired)	39,000	0.89%
Robin L. Smith (4) Chairman of the Board of Directors	214,120	4.81%
John Pappajohn (5) Director	555,676	12.74%
Michal Votruba (6) Director	—	—%
Geoffrey E. Harris (7) Director	53,204	1.22%
Peter Unanue (8) Director	103,200	2.35%
Directors and officers as a group (8 persons) (9)	1,061,167	22.50%
Non-Director 5%+ Stockholders:
RSJ (10)	638,798	14.65%
Tierney Family Trust (11)	238,325	5.46%

(1)	Consists of (a) 39,708 shares of Common Stock, and (b) 40,967 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. Carpenter has been our Chief Executive Officer since April 2009 and our President since April 29, 2011.

(2)	Consists of (a) 7,500 shares of Common Stock, and (b) 7,792 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. D’Ambrosio has been our Chief Financial Officer since March 31, 2017.

(3)	Consists of 39,000 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. Buck resigned from the Company as our Chief Financial Officer effective March 31, 2017.

(4)	Consists of (a) 123,026 shares of Common Stock, and (b) 91,094 shares of Common Stock issuable upon the exercise of vested options. Dr. Smith has been the Chairman of the Board since August 20, 2015.

(5)	Consists of (a) 553,290 shares of Common Stock, and (b) 2,386 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. Pappajohn has been a member of the Board since August 26, 2009.

(6)	Mr. Votruba is a representative of RSJ. Refer to footnote (11) below, as all of Mr. Votruba’s grants of common stock and options to purchase common stock are assigned to RSJ. Mr. Votruba has been a member of the Board since July 30, 2015.

(7)	Consists of (a) 52,110 shares of Common Stock, and (b) 1,094 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. Harris has been a member of the board since July 30, 2015.

(8)	Consists of (a) 65,100 shares of Common Stock, and (b) 38,100 shares of Common Stock issuable upon the exercise of warrants. Mr. Unanue has been a member of the Board since September 19, 2017.

(9)	Consists of (a) 840,734 shares of Common Stock, and (b) 143,333 shares of Common Stock issuable upon the exercise of vested and exercisable options and (c) 38,100 shares of Common Stock issuable upon the exercise of warrants.

(10)	Consists of 637,704 shares of Common Stock, and (b) 1,094 shares of Common Stock issuable upon the exercise of vested and exercisable options. The address of RSJ is Na Florenci 2116/15, 110 00 Prague 1, Czech Republic.

(11)	Consists of (a) 236,345 shares of Common Stock held in the name of the Thomas T. and Elizabeth C. Tierney Family Trust (the “Tierney Family Trust”), of which Mr. Tierney is a trustee, and (b) 20,000 shares of Common Stock held directly by Mr. Tierney, and (c) 1,980 shares of Common Stock issuable upon the exercise of vested and exercisable options held by the Tierney Family Trust. Mr. Tierney was a member and Chairman of the Board from February 25, 2013 until May 22, 2015, and rejoined the Board on September 29, 2016. Mr. Tierney resigned from the Board on July 14, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
2006 Equity compensation plan approved by security holders	1,537	$3,320	—	(1)
2012 Equity compensation plan approved by security holders	552,546	$6.95	253,704	(2)
Equity compensation plans not approved by security holders	—		—
Total	554,083	$16.14	253,704

(1)	The 2006 Stock Incentive Plan, as amended, has been frozen and replaced by the 2012 Plan.

(2)	Does not include options to purchase 20,000 shares of Common Stock granted to staff members and an advisor on November 5, 2017 issued under the 2012 Plan. The 2012 Plan includes an evergreen provision which, on January 1 of each year through 2022, automatically increases the number of shares subject to the 2012 Plan by the lesser of: (a) a number equal to 10% of the shares of Common Stock authorized under the 2012 Plan as of the preceding December 31 or (b) an amount, or no amount, as determined by our Board of Directors, but in no event may the number of shares of Common Stock authorized under the 2012 Plan exceed 1,570,248.

As of September 30, 2017, options to purchase 552,546 shares of Common Stock were outstanding under the 2012 Plan, with a weighted average exercise price of $6.95.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except as follows, since October 1, 2015, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we are or will be a party:

●	in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●	in which any director, executive officer, or other stockholder of more than 5% of our Common Stock or any member of their immediate family had or will have a direct or indirect material interest.

Issuance and Mandatory Conversion of Senior Convertible Notes

Between September 22, 2014 and September 19, 2016, as part of its $6.0 million private placement convertible debt round of financing (the “Convertible Debt Financing”), the Company entered into agreements with various accredited investors (including affiliates) pursuant to which the Company issued senior convertible notes (“Notes”) in an aggregate principal amount of $6.0 million. On September 21, 2016, the Company converted the entire outstanding principal balance of $6.0 million, plus accrued interest of $317,000 on all of the Notes, into 1,263,406 shares of Common Stock at a conversion price of $5.00 per share (the “Mandatory Conversion”).

Of the $6.0 million of Notes issued by the Company in the Convertible Debt Financing, $5.3 million were purchased by affiliates of the Company (including certain directors, an officer and certain greater than 5% shareholders) and were converted as follows into shares of Common Stock in the Mandatory Conversion:

		Principal Investment in Convertible Notes	Interest Earned At conversion	Shares Issued on conversion
RSJ	(1)	$2,100,000	$122,200	444,454
John Pappajohn	(2)	1,600,000	52,500	290,498
Tierney Family Trust	(3)	640,000	46,600	137,328
Follman Family Trust	(4)	550,000	20,400	114,074
Robin Smith MD	(5)	100,000	3,900	20,776
Geoffrey Harris	(6)	10,000	300	2,058
George Carpenter	(7)	100,000	1,300	20,254
Oman Ventures	(8)	200,000	20,400	44,089
		$5,300,000	$267,600	1,073,531

(1)	RSJ is a greater than 5% shareholder. Michal Votruba, a Director for Life Sciences for the RSJ/Gradus Fund, joined our Board on July 30, 2015.

(2)	John Pappajohn is a member of the Board. Of the $1.6 million of Notes purchased by Mr. Pappajohn, $200,000 were assigned to four accredited investors on September 6, 2015. Approximately $10,400 of the total interest was attributable to such transferred Notes, resulting in an aggregate of 42,084 shares being issued upon the Mandatory Conversion of such transferred Notes.

(3)	Thomas Tierney is a trustee of the Tierney Family Trust. Mr. Tierney originally joined the Board on February 25, 2013 and served as Chairman of the Board from March 26, 2013 through his resignation on May 22, 2015. On September 29, 2016, Mr. Tierney rejoined the Board and served until his resignation from the Board on July 13, 2017. The Tierney Family Trust is a greater than 5% shareholder of the Company.

(4)	Robert Follman is a trustee of the Follman Family Trust and was a member of the Board. Mr. Follman resigned from the Board on July 13, 2017.

(5)	Dr. Robin Smith is the Chairman of the Board.

(6)	Geoffrey Harris is a member of the Board.

(7)	George Carpenter is the CEO of the Company.

(8)	Mark & Jill Oman are the beneficial owners of Oman Ventures and were greater than 5% shareholders of the Company.

Cancellation of Warrants

In connection with the Convertible Debt Financing, the Company also issued warrants to purchasers of the Notes, including to the affiliates referenced above under “-Issuance and Mandatory Conversion of Senior Convertible Notes.” All such warrants were canceled upon the Mandatory Conversion for no value.

Director and Officer Indemnification Agreement

On September 19, 2017 and September 22, 2017, the Company entered into indemnification agreements with each of its directors and executive officers. The agreements provide for, among other things: the indemnification of such persons by the Company to the fullest extent permitted by the laws of the State of Delaware; the advancement to such persons by the Company of certain expenses; related procedures and presumptions of entitlement; and other related matters.

Transactions with John Pappajohn, Director

Mr. Pappajohn participated in the Convertible Debt Financing. Please see “-Issuance and Mandatory Conversion of Senior Convertible Notes” and “-Cancellation of Warrants” above for more information.

On May 13, 2016, and June 27, 2016, Mr. Pappajohn gifted in aggregate 32,692 of his shares of Common Stock to 12 outside parties including family and friends. The transfer of these shares was completed on September 16, 2016.

On November 30, 2016, December 29, 2016, February 10, 2017 and March 21, 2017, the Company sold and issued in aggregate 120,000 shares of its Common Stock, at a per share price of $6.25, in private placements to Mr. Pappajohn, who purchased common stock for $200,000, $100,000, $200,000 and $250,000 respectively resulting in gross cash proceeds to the Company of $750,000.

Transactions with George Carpenter, President and Chief Executive Officer

Mr. Carpenter participated in the Convertible Debt Financing. Please see “-Issuance and Mandatory Conversion of Senior Convertible Notes” and “-Cancellation of Warrants” above for more information.

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates, an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. Effective August 2015, DCA was engaged at a fee of $10,000 per month. From August 2015 through December 31, 2016, DCA has been paid $155,000 with a further $15,000 balance due in accounts payable. The Decision Calculus Associates contract was renewed for 2017 and the fee was reduced to $3,000 per month.

Transactions with Robin Smith, M.D., Chairman of the Board

Dr. Smith participated in the Convertible Debt Financing. Please see “-Issuance and Mandatory Conversion of Senior Convertible Notes” and “-Cancellation of Warrants” above for more information.

On November 30, 2016, the Company sold and issued a 16,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to Dr. Smith resulting in gross cash proceeds to the Company of $100,000.

On July 14, 2017, the Company entered into a Chairman Services Agreement with Dr. Smith, pursuant to which Dr. Smith is entitled to receive certain cash and other compensation. Please see “Executive Compensation - Director Compensation - Fiscal Year Ending September 30, 2017” above for more information.

Transactions with Geoffrey Harris, Director

Mr. Harris participated in the Convertible Debt Financing. Please see “-Issuance and Mandatory Conversion of Senior Convertible Notes” and “-Cancellation of Warrants” above for more information.

On March 3, 2017, the Company sold and issued 5,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to Geoffrey Harris, a director of the Company, resulting in gross cash proceeds to the Company of $31,250.

Transactions with Robert J. Follman, Former Director

The Trust of Robert J. Follman and Carole A. Follman, dated August 14, 1979 (the “Follman Trust”), of which Robert J. Follman is a trustee, participated in the Convertible Debt Financing. Please see “-Issuance and Mandatory Conversion of Senior Convertible Notes” and “-Cancellation of Warrants” above for more information. Mr. Follman resigned from our Board on July 13, 2017.

Transactions with Tierney Family Trust, Greater than 5% Stockholder

The Tierney Family Trust participated in the Convertible Debt Financing. Please see “-Issuance and Mandatory Conversion of Senior Convertible Notes” and “-Cancellation of Warrants” above for more information.

Mr. Tierney resigned from the Board as a Director on July 13, 2017. Mr. Tierney is a trustee of the Thomas T. and Elizabeth C. Tierney Family Trust (the “Tierney Family Trust”), which is a greater than 5% stockholder.

On November 30, 2016, the Company sold and issued 32,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to the Tierney Family Trust, resulting in gross cash proceeds to the Company of $200,000.

Transactions with RSJ, Greater than 5% Stockholder

RSJ participated in the Convertible Debt Financing. Please see “-Issuance and Mandatory Conversion of Senior Convertible Notes” and “-Cancellation of Warrants” above for more information.

On March 20, 2017, the Company entered into a subscription agreement (the “Subscription Agreement”) pursuant to which it sold and issued an aggregate of 160,000 shares of Common Stock, at a price of $6.25 per share, in a private placement to RSJ, for which the Company received gross cash proceeds of $1,000,000. RSJ is a greater than 5% shareholder. Michal Votruba, a Director for Life Sciences for the RSJ/Gradus Fund, joined our Board on July 30, 2015. Pursuant to the Subscription Agreement, the private placement is not subject to a minimum or maximum amount, and the Company cannot provide any assurances that it will receive any additional amount of proceeds in the private placement.

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

Hooper Holmes Agreement

In 2016, we entered into an agreement with Hooper Holmes Inc, in which Dr. Smith, our Chairman of the Board, became an advisory member of its board as of March 16, 2017, and in which Mr. Pappajohn, our director, has participated in equity raises to become the beneficial owner of a greater than 10% interest. Hooper Holmes has been engaged to administer our EEG’s nationwide as we expand our commercial business.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference to “Directors, Executive Officers and Corporate Governance — Board Composition, Committees and Director Independence.”

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Anton & Chia, LLP, for professional services rendered for the audit of our annual financial statements and review of the financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2017 and 2016 were $116,750 and $110,000, respectively.

The aggregate fees billed for professional services rendered by Marcum LLP, for professional services rendered for the audit of our annual financial statements and review of the financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2017 were $81,561, respectively.

Audit-Related Fees

Anton & Chia, LLP, billed us $36,750 and $0 in fees for assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2017 and 2016, respectively.

Marcum LLP, billed us $24,420 and $0 in fees for assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2017 and 2016, respectively.

Tax Fees

The aggregate fees billed by Haskell & White LLP, for professional services rendered for tax compliance, tax advice, and tax planning during our fiscal year ended September 30, 2017, was $14,225.

All Other Fees

None.

Audit Committee Policies and Procedures

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. During each of the fiscal years ended September 30, 2017 and 2016, respectively, our Audit Committee pre-approved 100% of the audit services as described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. The information required by this item is included in Item 8 of Part II of this Annual Report.

2. The information required by this item is included in Item 8 of Part II of this Annual Report.

3. Exhibits: See Exhibit Index following the signature pages to this Annual Report, which is incorporated by reference in this Item.

The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.

(b)	Exhibits. See Exhibit Index, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.

(c)	Not applicable.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Strativation, Inc., CNS Merger Corporation and CNS Response, Inc. dated as of January 16, 2007. Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2007 (File No. 000-26285).

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among Strativation, Inc., CNS Merger Corporation, and CNS Response, Inc. dated as of February 28, 2007. Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2007 (File No. 000-26285).

3.1	Certificate of Incorporation, as amended.Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2017 (File No. 001-35527).

3.2	Bylaws. Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2012.

4.1†	Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2010.

4.2†	Amended and Restated 2012 Omnibus Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on July 27, 2017 (File No. 000-26285).

4.3*	Sample Stock Certificate.

4.4	Form of Restricted Share Agreement under the MYnd Analytics, Inc. Amended and Restated 2012 Omnibus Incentive Compensation Plan.Incorporated by reference to Exhibit No. 4.4 to the Registrant’s Annual Report on Form 10-K filed on December 22, 2016 (File No. 001-35527).

4.5	Form of ISO Stock Option Award Certificate under the MYnd Analytics, Inc. Amended and Restated 2012 Omnibus Incentive Compensation Plan.Incorporated by reference to Exhibit No. 4.5 to the Registrant’s Annual Report on Form 10-K filed on December 22, 2016 (File No. 001-35527).

4.6	Form of NQSO Stock Option Award Certificate under the MYnd Analytics, Inc. Amended and Restated 2012 Omnibus Incentive Compensation Plan.Incorporated by reference to Exhibit No. 4.6 to the Registrant’s Annual Report on Form 10-K filed on December 22, 2016 (File No. 001-35527).

4.7	Form of Warrant Agreement between MYnd Analytics, Inc. and American Stock Transfer & Trust Company LLC. Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-217092) filed on July 13, 2017.

4.8	Form of Warrant Certificate pursuant to Warrant Agreement between MYnd Analytics, Inc. and American Stock Transfer & Trust Company LLC. Incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-217092) filed on July 13, 2017.

4.9	Warrant Agreement dated as of July 25, 2017, by and between MYnd Analytics, Inc. and American Stock Transfer & Trust Company LLC. Incorporated by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q(File No. 001-35527) filed on August 14, 2017.

10.1†	Employment Agreement by and between the Registrant and George Carpenter dated October 1, 2007. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2007 (File No. 000-26285).

10.2	Stock Purchase Agreement by and among Colorado CNS Response, Inc., Neuro-Therapy, P.C. and Daniel A. Hoffman, M.D. dated January 11, 2008. Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on January 13, 2009.

10.3†	Employment Agreement by and between the Registrant and Paul Buck effective as of February 18, 2010. Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164613) filed on July 6, 2010.

10.4	Form of Placement Agent Warrant issued to Monarch Capital Group, LLC. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on October 27, 2010 (File No. 000-26285).

10.5	Form of Agreement to Amend Placement Agent Warrants, dated as of June 3, 2011, between the Registrant and the holders of the Placement Agent Warrants issued pursuant to the September 30, 2010 and January 19, 2011 engagement agreements between the Registrant and Monarch Capital Group LLC and the April 15, 2011 engagement agreement between the Registrant and Antaeus Capital, Inc. Incorporated by reference to Exhibit 10.51 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2011.

10.6	Form of Agreement to Amend Warrants issued to staff members of Equity Dynamics for consulting and support services, dated as of June 8, 2011. Incorporated by reference to Exhibit 10.52 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2011.

10.7	Form of Amendment to Stock Option Agreement. Incorporated by reference to Exhibit 10.53 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-173934) filed on June 20, 2011.

10.8	Form of Employment Compensation Forfeiture and Exchange Agreement entered into as of December 16, 2013 by and among the Company and its senior employees. Incorporated by reference to Exhibit 10.86 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2014.

10.9	Form of Note Purchase Agreement. Incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2014.

10.10	Form of Security Agreement. Incorporated by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2014.

10.11	Form of Registration Rights Agreement made as of September 22, 2014, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2014.

10.12	Form of Secured Convertible Promissory Note. Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2014.

10.13	Form of Termination Agreement by and between the Company and Equity Dynamics, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2015.

10.14	Form of Termination Agreement by and between the Company and SAIL Capital Partners. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 30, 2015.

10.15	Form of Director and Officer Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2015.

10.16	Form of Amended and Restated Note Purchase Agreement. Incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on January 5, 2016.

10.17	Form of Omnibus Amendment to Amended and Restated Note Purchase Agreement. Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on January 5, 2016.

10.18	Form of Second Amended and Restated Note and Warrant Purchase Agreement. Incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q filed on February 17, 2016.

10.19	Form of Amended and Restated Secured Convertible Promissory Note. Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q filed on February 17, 2016.

10.20	Form of Warrant to Purchase Shares. Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on February 17, 2016.

10.21	Form of Amended and Restated Security Agreement. Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q filed on February 17, 2016.

10.22	Form of Amended and Restated Registration Rights Agreement. Incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q filed on February 17, 2016.

10.23	Amendment No. 1 to the Second Amended and Restated Note and Warrant Purchase Agreement.Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on December 22, 2016 (File No. 001-35527).

10.24	Settlement Agreement and Mutual General Release, dated as of August 8, 2016, among the Company, Leonard J. Brandt and Brandt Ventures, GP. Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-35527) filed on December 22, 2016.

10.25	Second Omnibus Amendment. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2016.

10.26	Form of Subscription Agreement (common stock), made as of November 30, 2016, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2016.

10.27	Common Stock Purchase Agreement, dated December 6, 2016, by and between MYnd Analytics, Inc. and Aspire Capital Fund, LLC. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2016.

10.28	Registration Rights Agreement, dated December 6, 2016, by and between MYnd Analytics, Inc. and Aspire Capital Fund, LLC. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 6, 2016.

10.29	Employment Agreement by and between the Company and Donald E. D’Ambrosio dated March 14, 2017. Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q field on August 14, 2017 (File 001-35527).

10.30	Subscription Agreement, dated March 20, 2017, between the Company and RSJ. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017.

10.31	Confidential Employment Separation and Release Agreement, dated April 24, 2017 between Paul Buck and the Company. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2017.

10.32	Chairman Services Agreement dated July 14, 2017 between MYnd Analytics, Inc. and Dr. Robin L. Smith. Incorporated by reference to Exhibit 10.29 to the Registrant’s Current Report on Form 8-K filed on July 14, 2017.

10.33	Form of Director and Officer Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2017.

10.34	Equity Purchase Agreement, dated as of November 13, 2017, by and among the Company, Arcadian Telepsychiatry Services, LLC and Mr. Robert Plotkin. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2017.

10.35	Guaranty of MYnd Analytics, Inc. dated November 13, 2017. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 15, 2017.

10.36	Employment Agreement, dated as of November 13, 2017 by and between the Company and Robert Plotkin. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35527) filed on November 15, 2017.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm (included in this Annual Report)

23.2*	Consent of Independent Registered Public Accounting Firm (included in this Annual Report)

24.1*	Power of Attorney (included on the signature page of this Annual Report)

31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements and footnotes from the MYnd Analytics, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL):

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

MYND ANALYTICS, INC.

By:	/s/ George Carpenter
George Carpenter
Chief Executive Officer

Date:	December 29, 2017

POWER OF ATTORNEY

The undersigned directors and officers of MYnd Analytics, Inc. do hereby constitute and appoint George Carpenter and Donald D’Ambrosio with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorneys and agents, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/George Carpenter	Chief Executive Officer	December 29, 2017
George Carpenter	(Principal Executive Officer)

/s/Donald D’Ambrosio	Chief Financial Officer	December 29, 2017
Donald D’Ambrosio	(Principal Financial Officer and Principal Accounting Officer)

/s/Robin Smith MD	Chairman of the Board	December 29, 2017
Robin Smith MD

/s/John Pappajohn	Director	December 29, 2017
John Pappajohn

/s/Michal Votruba	Director	December 29, 2017
Michal Votruba

/s/Geoffrey Harris	Director	December 29, 2017
Geoffrey Harris

/s/Peter Unanue	Director	December 29, 2017
Peter Unanue