Form 10-Q
period 2017-12-31
MYnd Analytics, Inc.
filed 2018-02-20
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 20, 2018, the registrant had 4,363,061 shares of Common Stock, $0.001 par value, issued and outstanding.

MYnd Analytics, Inc.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2017	As of September 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,658,300	$5,449,000
Accounts receivable, net	81,100	6,500
Prepaid insurance	23,900	57,200
Note receivable - related party	—	159,500
Prepaid other assets	67,000	22,000
Total current assets	2,830,300	5,694,200
Property and equipment, net	136,400	120,700
Intangible assets, net	158,300	60,200
Goodwill	1,386,800	—
Investment in Arcadian Services	—	195,900
Other assets	31,300	25,100
TOTAL ASSETS	$4,543,100	$6,096,100
LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable (including $56,000 and $10,000 to related parties as of December 31, 2017 and September 30, 2017, respectively)	$1,015,800	$736,900
Accrued liabilities	22,900	55,200
Accrued compensation	397,100	466,000
Accrued compensation – related parties	237,200	204,600
Accrued interest and other	3,900	3,900
Deferred revenue - grant funds	45,900	45,900
Current portion of note payable	16,900	31,500
Note payable - finance company	5,600	—
Current portion of capital lease	1,300	1,300
Total current liabilities	1,746,600	1,545,300
LONG-TERM LIABILITIES
Long - term borrowing, net	559,700	—
Accrued interest on long - term borrowing	104,200	—
Long-term portion of capital lease	3,100	3,400
Total long-term liabilities	667,000	3,400
TOTAL LIABILITIES	2,413,600	1,548,700
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; authorized 15,000,000 shares, no shares issued and outstanding as of December 31, 2017 and September 30, 2017, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares and 500,000,000 shares authorized as of December 31, 2017 and September 30, 2017 respectively, 4,360,561 and 4,299,311 shares issued and outstanding as of December 31, 2017 and September 30, 2017, respectively	4,400	4,300
Additional paid-in capital	80,541,000	80,189,700
Accumulated deficit	(78,415,900)	(75,646,600)
Total stockholders’ equity	2,129,500	4,547,400
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,543,100	$6,096,100

See accompanying notes to unaudited condensed consolidated financial statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2017	2016
REVENUES
Neurometric Services	$53,300	$22,200
Telepsychiatry Services	68,700	—
Total Revenues	$122,000	$22,200

OPERATING EXPENSES
Cost of revenue	84,900	3,700
Research	81,500	31,600
Product development	269,200	295,300
Sales and marketing	667,200	105,700
General and administrative	1,774,800	1,021,800

Total operating expenses	2,877,600	1,458,100

OPERATING LOSS	(2,755,600)	(1,435,900)

OTHER INCOME (EXPENSE):
Interest expense, net	(13,700)	(2,500)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,769,300)	(1,438,400)
Income taxes	—	1,800
NET LOSS	$(2,769,300)	$(1,440,200)

BASIC AND DILUTED LOSS PER SHARE:	$(0.64)	$(0.69)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	4,332,927	2,101,061

See accompanying notes to unaudited condensed consolidated financial statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(2,769,300)	$(1,440,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,300	8,000
Provision for doubtful accounts	600	—
Stock-based compensation	336,600	501,000
Common stock issued to vendors for services	14,800	—
Accretion of debt discount	4,700	—
Changes in operating assets and liabilities:
Accounts receivable	(18,100)	1,900
Prepaid expenses and other assets	6,100	36,400
Accounts payable and accrued liabilities	(38,600)	88,300
Accrued compensation	—	38,800
Net cash used in operating activities	(2,439,900)	(765,800)
INVESTING ACTIVITIES:
Purchase of furniture and equipment	(28,100)	(1,600)
Payment for acquisition of business, net of cash acquired	(306,600)	—
Costs incurred to develop intangible assets	—	(2,100)
Net cash used in investing activities	(334,700)	(3,700)
FINANCING ACTIVITIES:
Principal payments on note payable	(15,800)	—
Principal payments on capital lease	(300)	(300)
Proceeds from sale of common stock	—	1,500,000
Net cash provided by (used in) financing activities	(16,100)	1,499,700
NET INCREASE(DECREASE) IN CASH	(2,790,700)	730,200
CASH AND CASH EQUIVALENTS - BEGINNING OF THE PERIOD	5,449,000	318,200
CASH AND CASH EQUIVALENTS - END OF THE PERIOD	$2,658,300	$1,048,400
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,000	$2,500
Income taxes	$—	$1,800
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Long-term borrowings assumed in business combination	$651,700	$—

See accompanying notes to unaudited condensed consolidated financial statements

MYND ANALYTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

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

Arcadian Telepsychiatry Services LLC (“Arcadian Services”), our wholly owned subsidiary acquired in November 2017, manages the delivery of telebehavioral health services through a multi-state network of licensed and credentialed psychiatrists, psychologists and other behavioral health therapists (“Providers”). Although many companies provide broad telehealth services within the U.S., only a few companies have a primary focus on telepsychiatry and telebehavioral health. Arcadian Services’ business model is unique, because it has access to a broad network of licensed behavioral health professionals exclusively focused on telepsychiatry and telebehavioral health. These Providers collectively offer a full suite of behavioral health and wellness services, including short-term (urgent), medium-term (rehabilitation) and long-term (management) behavioral care.

Private Placements

Between September 30, 2016, and March 20, 2017, the Company sold and issued an aggregate of 477,000 shares of its Common Stock, at a per share price of $6.25, in private placements to 13 accredited investors, for which it received gross cash proceeds of $2,981,300. Five of the 13 accredited investors were affiliates of the Company which represented 70% of such cash proceeds.

Public Offering

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8,790,000. In the offering, the Company sold 1,675,000 shares of Common Stock and accompanying warrants to purchase up to 1,675,000 shares of Common Stock (the “Warrants”), at a combined public offering price of $5.25 per share and accompanying Warrant. The Warrants were immediately exercisable for one share of Common Stock at an exercise price of $5.25 per share, and will expire five years after the issuance date.

In connection with the offering, the Company granted the representative of the underwriters a 45-day option to purchase up to an 251,250 additional shares of Common Stock and/or Warrants to cover over-allotments, if any. On August 24, 2017 the underwriters exercised their option and purchased 213,800 common stock warrants for $0.01 per warrant.

Acquisition

On November 13, 2017, Arcadian Telepsychiatry LLC (“Arcadian”), MYnd and certain third-party physicians entered into a number of transactions to reorganize the operations of Arcadian and implement a new ownership and management structure. Arcadian converted into a Pennsylvania professional corporation after the equity interests in Arcadian were sold to a third - party physician for nominal consideration. On that same date, Arcadian entered into a Management Services Agreement with Arcadian Telepsychiatry Services LLC (“Arcadian Services”) and transferred certain assets and liabilities to Arcadian Services including its debt obligations. MYnd subsequently acquired 100% of the equity interests in Arcadian Services and in consideration for the transfer of the equity interests in Arcadian Services, MYnd entered into an employment agreement with the founder of Arcadian, pursuant to which MYnd will continue to employ the former founder of Arcadian as the CEO of Arcadian Services for an annual salary of $215,000 and granted him options to purchase 35,000 shares of common stock of MYnd. In addition, MYnd agreed to guarantee Arcadian Services’ assumed debt.

Arcadian Services manages the delivery of telebehavioral health services through a multi–state network of licensed and credentialed psychiatrists, psychologists and other behavioral health therapists (“Providers”). As a result of certain state regulations, Arcadian Services entered into several management services agreements with professional entities owned by physicians who are licensed in those states to provide telepsychiatry services directly to patients. Arcadian Services will collect revenue based on management fees charged to the doctors who own the professional entities through which the telepsychiatry services are being delivered. Arcadian Services is not capital intensive and had a limited number of employees, therefore their balance sheet consisted primarily of working capital accounts and a limited amount of property and equipment primarily office furniture and computer equipment. Working capital and property equipment (no value assigned) were deemed to be at their fair value due to their short–term nature. The Company hired an independent third–party Valuation Services firm to assist the Company in its accounting for the intangibles and non–compete in accordance with Financial Accounting Standards Board Accounting Standards (“FASB”) Codification 805, Business Combinations (“ASC 805”).

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

The Company’s recurring net losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. During three months ended December 31, 2017, the Company incurred a net loss of $2.8 million and used $2.4 million of net cash in operating activities. As of December 31, 2017, the Company’s accumulated deficit was $78.4 million. In connection with these consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due for the next twelve months from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities.

If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

To date, the Company has financed its cash requirements primarily from debt and equity financings.  The Company will need to raise additional funds immediately to continue its operations and needs to raise substantial additional funds before the Company can increase demand for its PEER Online and telepsychiatry services. Until it can generate sufficient revenues to meet its cash requirements, which it may never do, the Company must continue to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Quarterly Report on Form 10-Q.  The Company continues to explore additional sources of capital, but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of December 31, 2017, approximately $9.9 million under the Purchase Agreement remains available for sale to Aspire Capital.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter ended December 31, 2017 are not necessarily indicative of results for the full 2018 fiscal year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended September 30, 2017.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the results of Mynd, its wholly owned subsidiary, Arcadian Services, one professional association, Arcadian Telepsychiatry (“PA”) which is located in Texas, and one professional corporation, Arcadian Telepsychiatry P.C. (“PC”) which is located in Pennsylvania, collectively the “entities.”

Arcadian Services is party to Management Services Agreements by and among it and the entities pursuant to which each entity provides services to Arcadian Services.  Each entity is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

All intercompany balances and transactions have been eliminated upon consolidation.

Variable Interest Entities (VIE)

On November 13, 2017, Arcadian Services entered into a management and administrative services agreement with Arcadian Telepsychiatry PA (“PA”) which is located in Texas, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, PA is determined to be a Variable Interest Entity (“VIE”) and MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect PA’s economic performance through its majority representation of the PA; therefore, PA is consolidated by MYND.

On November 13, 2017, Arcadian Services entered into a management and administrative services agreement with Arcadian Telepsychiatry P.C. (“PC”) which is located in Pennsylvania, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, PC is determined to be a Variable Interest Entity and MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect PC’s economic performance through its majority representation of PC; therefore, PC is consolidated by MYND.

The Company holds a variable interest in the entities, which contract with physicians and other health professionals in order to provide services to Arcadian Services. The entities are considered variable interest entity since they do not have sufficient equity to finance their activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of the entities and funds and absorbs all losses of the VIE.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, useful lives of furniture and equipment, intangible assets, valuation allowance on deferred taxes, valuation of equity instruments, and accrued liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At December 31, 2017 cash exceeds the federally insured limit by $2,346,600.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Debt Instruments

Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the statement of operations as interest expense at each period end while such instruments are outstanding.

Fair Value of Financial Instruments

Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, ASC 825-10 - Recognition and Measurement of Financial Assets and Financial Liabilities defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

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

The Company adopted ASC 820-10 on January 1, 2008. ASC 820-10 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level I inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level II inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments; and

●	Level III inputs to the valuation methodology are unobservable and significant to the fair value.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Long-term borrowings	$—	559,700	$—	559,700

The changes in carrying amounts of the debt for the three months ended December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017	December 31, 2016
Beginning balance	$—	$—
Debt acquired through acquisition	555,000	—
Accretion of debt discount	4,700	—
Ending balance	$559,700	$—

Liabilities were fair valued in connection with the business combination will not be fair valued going forward.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection which as of December 31, 2017 and September 30, 2017 are $1,600 and $1,000, respectively.

Property and Equipment

Property and Equipment, which are recorded at cost, consist of office furniture and equipment which are depreciated, over their estimated useful life on a straight-line basis.  The useful life of these assets is estimated to be between three and five years.  Depreciation expense on furniture and equipment for the three months ended December 31, 2017 and 2016 was $12,400 and $700, respectively.  Accumulated depreciation at December 31, 2017 and September 30, 2017 was $96,600 and $84,200, respectively.

Long-Lived Assets

As required by ASC 350-30 - Intangibles — Goodwill and other (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company reviews the carrying value of its long-lived assets at least annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the three months ended December 31, 2017 and 2016.

Intangible Assets

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheets. Capitalized software development costs are amortized over three years. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At December 31, 2017, the Company had $80,500 in capitalized software development costs. The Company started amortizing the software over its estimated economic life once it was placed into service in September 2016. Amortization was $6,700 for the three months ended December 31, 2017 and $6,700 for the three months ended December 31, 2016.  Accumulated amortization on the intellectual property was $35,800 and $29,100 at December 31, 2017 and September 30, 2017 respectively.

On November 23, 2011, the Company acquired intellectual property in the form of transcranial magnetic stimulation (TMS) biomarkers at a cost of $21,200 which was recorded at cost and is being amortized over its estimated useful life of 10 years on a straight-line basis. Amortization was $500 for the three months ended December 31, 2017 and $500 for the three months ended December 31, 2016.  Accumulated amortization on the intellectual property was $12,900 and $12,400 at December 31, 2017 and at September 30, 2017, respectively.

On November 13, 2017, the Company acquired customer relationship and tradename intangibles in connection with the Arcadian Services acquisition at $109,000 which was recorded at fair value and is being amortized over its estimated useful life of four years on a straight-line basis. Amortization was $3,700 for the three months ended December 31, 2017 and $0 for the three months ended December 31, 2016.  Accumulated amortization on the intellectual property was $3,700 and $0 at December 31, 2017 and at September 30, 2017, respectively.

The expected amortization of the intangible assets, as of December 31, 2017, for each of the next five years and thereafter is as follows:

For the fiscal years ending September 30,
2018 (for the remaining nine months)	$44,300
2019	51,700
2020	29,400
2021	29,400
2022	3,500
Total	$158,300

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill and intangible assets with indefinite useful lives.

The Company reviews goodwill at least annually, or at the time a triggering event is identified for possible impairment. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company tests its goodwill each year on September 30th. The Company reviews the carrying value of goodwill utilizing an income approach model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. At December 31, 2017, the Company did not record any Goodwill impairment. The Goodwill balance was $1,386,800 as of December 31, 2017 and $0 as of December 31, 2016, respectively.

Accrued Compensation

Accrued compensation consists of accrued vacation pay, accrued bonuses granted by the Board but not paid, and accrued pay due to staff members.

Accrued compensation – related parties consists of accrued vacation pay, accrued bonuses granted by the Board but not paid for officers and directors.

Deferred Revenue

Deferred revenue represents cash collected in advance of services being rendered but not earned as of December 31, 2017 and September 30, 2017. This represents a philanthropic grant for the payment of PEER Reports ordered in a clinical trial for a member of the U.S. Military, a veteran or their family members, the cost of which is not covered by other sources. These deferred revenue grant funds total $45,900 as of December 31, 2017 and at September 30, 2017.

Revenues

The Company recognizes revenue on services, in accordance with the ASC No. 605, “Revenue Recognition”. Revenue is recognized when we have persuasive evidence of an arrangement, a determinable fee, collection is considered to be reasonably assured and the services are delivered.

Research and Development Expenses

The Company charges research and development expenses to operations as incurred.

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the three months ended December 31, 2017 and 2016 advertising expenses were $151,000 and $0, respectively.

Stock-Based Compensation

The Company has adopted ASC 718-20 and related interpretations which establish the accounting for equity instruments exchanged for employee services. Under ASC 718-20, share-based compensation cost for employees, directors and consultants is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the option grantees’ requisite service period, generally the vesting period of the award.

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

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation. The Company is currently evaluating the impact of the Tax Cuts and Job Act on its condensed consolidated financial statements and related disclosures for Fiscal 2018 and cannot be determined with certainty at this time because of a blended rate. Any impact against the Company’s gross deferred tax asset will be offset by a 100% valuation allowance, therefore the Company expects no material impact on its condensed consolidated financial statements. The Company will continue to review the components of the Tax Cuts and Job Act and its related regulations and evaluate their impact to its condensed consolidated financial statements and related disclosures for Fiscal 2018.

As a result of the implementation of certain provisions of FASB ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, the Company has analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified U.S. Federal and California as our major tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2013 through 2016 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2012 through 2016 California Franchise Tax Returns.  We have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Noncontrolling Interest

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and variable interest entities (VIEs) in which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests in the Company’s consolidated entities. The amount of net income attributable to noncontrolling interests for the three months ended December 31, 2017 was $0. There was no equity or losses for the three months ended December 31, 2017.

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

In May 2014, the FASB issued Accounting Standards Update, ASU, ASU 2014-9, “Revenue from Contracts with Customers” (ASU 2014-9) and has subsequently issued a number of amendments to ASU 2014-9. The new standard, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for us beginning October 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-9 on its consolidated financial statements and has not yet selected the transition method. The Company is currently evaluating the method and timing of its adoption and impact of adopting this new standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). This ASU requires that a lessee recognize lease assets and lease liabilities for those leases classified as operating leases. The guidance is effective for interim and annual periods beginning after December 15, 2018 and will be applied at the beginning of the earliest period presented using a modified retrospective approach. This ASU may have a material impact on the Company’s financial statements. The impact on the Company’s results of operations is currently being evaluated.

In March 2016, the FASB issued ASU 2016-9, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, accounting for forfeitures, and classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The guidance will be applied prospectively, retrospectively, or by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, dependent upon the specific amendment that is adopted within the ASU. The adoption of this new guidance did not have a material effect on the consolidated results of operations, cash flows, and financial position. The Company adopted the guidance on October 1, 2017 and chose to prospectively apply the guidance in its financial statements.

In December 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230). Restricted Cash: this update clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires a reconciliation of totals in the statement of cash flows to the related cash and cash equivalents and restricted cash captions in the balance sheet. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017 with early adoption permitted. The Company adopted the guidance on October 1, 2017.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This guidance narrows the definition of a business. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. This guidance must be applied prospectively to transactions occurring within the period of adoption. The Company adopted ASU 2017-01 for the three months ended December 31, 2017, and prospectively applied ASU 2017-01 as required with no impact on its consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. The Company adopted ASU 2017-04 for the three months ended December 31, 2017, and prospectively applied ASU 2017-04 as required with no impact on its consolidated financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU 2017-9, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting,” to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. ASU 2017-9 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. For all entities, including emerging growth companies, the standard is effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. The Company adopted the guidance on October 1, 2017 and there is no impact on the financial statements.

In July 2017, the FASB issued a two-part ASU 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2017-11 for the three months ended December 31, 2017, and retrospectively applied ASU 2017-11 as required with no impact on its consolidated financial position or results of operations.

3.	ACCOUNTS RECEIVABLE

Accounts receivable, net, is as follows:

	December 31, 2017	September 30, 2017
Accounts receivable	$82,700	$7,500
Allowance for doubtful accounts	(1,600)	(1,000)
Accounts receivable, net	$81,100	$6,500

4.	LONG - TERM BORROWINGS AND OTHER NOTE PAYABLES

Debt assumed from Arcadian Services

As a result of the acquisition of with Arcadian Services, the Company guaranteed Arcadian Services’ then outstanding debt obligations totalling $700,000 owed to Ben Franklin Technology Partners of Southeastern Pennsylvania (“BFTP”). The maturity date for the debt is September 30, 2021 and interest accrues at an 8% annual rate.  Unpaid interest of $104,200 as of December 31, 2017 is classified as long-term in the accompanying condensed consolidated balance sheet because interest is not due until maturity. The Company recorded the debt at its fair value as result of a discount of $145,000 attributable to the difference between the market interest rate and the stated interest rate on the debt. Interest expense of $4,700 was recorded for the three months ended December 31, 2017 related to the accretion of debt discount. There were no debt covenants associated with the debt.

A balloon payment of $700,000 plus interest will be made on the scheduled maturity date of September 30, 2021.

Other Notes Payable

Note Payable - finance company, principal is payable over thirty-six equal payments of $1,200 through May 2018. Interest is payable monthly on the unpaid balance at 19% per annum.

Loan payable to a vendor, principal payments of $5,000 per month, together with interest computed at 6% per annum.  Maturity date is April 2018.

5.	ACQUISITION

The Company accounted for the acquisition of Arcadian Services using the acquisition method of accounting for business combinations under ASC 805, Business Combinations. The total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period (a period not to exceed 12 months). Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materiality impact our results of operations. Significant inputs used for the model included the amount of cash flows, the expected period of the cash flows and the discount rates. The finalization of the purchase accounting assessment may result in a change in the fair value of the debt assumed and intangible assets, which may have a material impact on our results of operations and financial position.

On November 13, 2017, the Company acquired Arcadian Services. The purchase price, including the value of the indebtedness and payables of Arcadian Services, is $1,339,600 based upon a deemed acquisition of all of the assets and liabilities of Arcadian Services, including the equity interests in Arcadian Services. The aggregate purchase price consists of (i) initial investment in Arcadian of $195,900 (ii) $317,000 of forgiveness of a note receivable with the primary member of Arcadian (iii) assumption by Arcadian Services of subordinated debt (“Arcadian Notes”) with a fair value of $555,000, plus accrued interest of $96,700 (iv) $175,000 payment for the redemption and cancellation of two warrants to purchase equity interests in Arcadian Services. The Arcadian Notes bears interest at an annual rate of 8% and matures on September 30, 2021.

The following table summarizes the allocation of the purchase consideration and the estimated fair value of the assets acquired and the liabilities assumed for the acquisition of Arcadian Services made by the Company:

Assets acquired:
Cash	$25,900
Accounts receivable	57,100
Other assets	24,000
Intangibles	109,000
Goodwill	1,386,800
Total assets acquired	$1,602,800

Liabilities assumed
Accounts payable	$147,700
Accrued other liabilities	108,700
Notes payable	6,800
Total liabilities assumed	$263,200

Net assets acquired	$1,339,600

Consideration paid:
Initial investment in Arcadian Services	195,900
Long-term debt	555,000
Accrued interest	96,700
Payment on warrant outstanding	175,000
Forgiveness of loan in relation of acquisition	317,000
Total consideration	$1,339,600

The weighted average useful life of all identified acquired intangible assets is 3.9 years. The weighted average useful lives for trade names and customer relationships are 1.0 years and 4.0 years. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of one to four years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

As a result of the acquisition, the Company recorded $1,386,800 of goodwill. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of Arcadian Services’ products with the Company’s other solutions. The Company believes that the factors listed above support the amount of goodwill recorded as a result of the purchase price paid.

For the three months ended December 31, 2017, the Company incurred transaction costs of $438,600 in connection with the Arcadian Services acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

Unaudited Pro Forma Financial Information

The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisitions been consummated at October 1, 2016 nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

	For Three Months Ended December 31,
	2017	2016
Revenues	$267,200	$259,200
Net income (loss)	$(2,949,100)	$(1,789,000)
Net income (loss) per common share:
Basic and diluted	$(0.68)	$(0.85)

Outstanding at Weighted average shares outstanding	4,332,927	2,101,061

6.	STOCKHOLDERS’ EQUITY

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

Variable Interest Entities (VIE)

On November 13, 2017, Arcadian Services entered into a management and administrative services agreement with Arcadian Telepsychiatry PA, which is located in Texas, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, PA is determined to be a Variable Interest Entity and MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect PA’s economic performance through its majority representation of the PA; therefore, PA is consolidated by MYND. As of December 31, 2017, PA owns no percentage of MYnd.

On November 13, 2017, Arcadian Services entered into a management and administrative services agreement with Arcadian Telepsychiatry P.C., which is located in Pennsylvania, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, PC is determined to be a Variable Interest Entity and MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect PC’s economic performance through its majority representation of the PC; therefore, PC is consolidated by MYND. As of December 31, 2017, PC owns no percentage of MYnd.

Common and Preferred Stock

As of September 30, 2017 the Company was authorized to issue 515,000,000 shares of stock, of which 500,000,000 shares were Common Stock, and 15,000,000 shares were preferred stock.

As of December 31, 2017, the Company reduced the amount of stock it was authorized to issue to 265,000,000 shares of stock of which 250,000,000 shares were Common Stock, and 15,000,000 shares were preferred stock.

As of December 31, 2017, 4,360,561 shares of Common Stock were issued and outstanding. No shares of preferred stock were issued or outstanding.

See “-2012 Omnibus Incentive Compensation Plan” below for a discussion of equity based awards granted under the Company’s incentive compensation plan.

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

Stock-Option Plans and Stock-Based Compensation

2006 Stock Incentive Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the Board. A total of 3,339 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of December 31, 2017, zero options were exercised and there were 1,513 option shares outstanding under the amended 2006 Plan. The outstanding options have exercise prices to purchase shares of Common Stock ranging from $2,400 to $5,760 per share.

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

On September 22, 2016 the Board amended the 2012 Plan to: (i) increase the total number of shares of Common Stock available for grant under the 2012 Plan from 200,000 shares to an aggregate of 500,000 shares, (ii) add an “evergreen” provision which, on January 1st of each year through 2022, automatically increases the number of shares subject to the 2012 Plan by the lesser of: (a) a number equal to 10% of the shares of Common Stock authorized under the 2012 Plan as of the preceding December 31st, or (b) an amount, or no amount, as determined by the Board, but in no event may the number of shares of Common Stock authorized under the 2012 Plan exceed 885,781 and (iii) increase the annual individual award limits under the 2012 Plan to 100,000 shares of Common Stock, subject to adjustment in accordance with the 2012 Plan. Per the above mentioned “evergreen” provision, an additional 50,000 shares were automatically allocated for distribution under the 2012 Plan as of January 1, 2017.

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

On July 14, 2017, the Company entered into a Chairman Services Agreement (the “Agreement”) with Robin L. Smith, M.D., the Chairman of the Company’s board of directors (the “Board”). Pursuant to the Agreement, Dr. Smith is also entitled to receive the following equity awards: (a) on the Effective Date, a grant of 25,000 shares of restricted stock (vesting immediately) under the 2012 Plan; (b) on the Effective Date, options to purchase 75,000 shares of Common Stock under the Plan; and (c) on the date of the Company’s 2017 annual meeting of stockholders, an award of options to purchase 50,000 shares of Common Stock (the “2017 Option Award”) was granted. In addition, at each annual meeting of stockholders of the Company thereafter beginning in 2018 during the Term, Dr. Smith will be entitled to receive a grant of 25,000 shares of restricted stock (vesting immediately) under the Plan and options to purchase 75,000 shares of Common Stock under the Plan. Other than the 2017 Option Award, all options granted under the Agreement will vest 1/3 on the date of grant, 1/3 on the six month anniversary of the date of grant and 1/3 on the twelve month anniversary of the date of grant. The 2017 Option Award will vest on December 1, 2018. Pursuant to the Agreement, all options owned by Dr. Smith will remain exercisable for a period of 10 years from the date of grant, even if Dr. Smith is no longer with the Company.

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

On November 5, 2017, the Board granted options to purchase 20,000 shares of common stock under the 2012 Plan to David Nash, with an exercise price of $3.88, and will vest quarterly over the following year.

On November 13, 2017, the Board granted options to purchase 35,000 shares of common stock under the 2012 Plan to Robert Plotkin, with an exercise price of $3.96, for which 11,667 shares vest immediately, 11,667 shares vest on November 13, 2019, and rest 11,666 shares will vest on the date Arcadian Services achieves aggregate revenues of at least $2.5 million from and after November 13, 2017.

On December 18, 2017, the Board granted options to purchase 5,000 shares of common stock under the 2012 Plan to each of the three staff members, with an exercise price of $3.74, for which 1,000 shares vest upon achieving individual revenues of $150,000; 1,000 shares vest upon achieving individual revenues of $325,000; 1,000 shares vest upon achieving individual revenues of $500,000; 1,000 shares vest upon achieving individual revenues of $625,000; 1,000 shares vest upon achieving individual revenues of $725,000.

As of December 31, 2017, options to purchase 577,546 shares of Common Stock were outstanding under the 2012 Plan with exercise prices ranging from $3.60 to $600, with a weighted average exercise price of $6.64. Additionally, 280,250 restricted shares of Common Stock have been issued under the 2012 Plan, leaving 117,204 shares of Common Stock available to be awarded.

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying unaudited condensed consolidated statements of operations for the three months ended December 31, 2017 and 2016 is as follows:

	Three months ended December 31
	2017	2016
Stock-based compensation expense by type of award:
Stock options	$117,400	$287,600
Restricted stock	219,200	213,400
Total stock-based compensation expenses	$336,600	$501,000

Stock-based compensation expense by line item:
Research	$—	$6,600
Product development	100	97,400
Sales and marketing	100	22,500
General and administrative	336,400	374,500
Total	$336,600	$501,000

Total unrecognized stock compensation expense as of December 31, 2017 amounted to $1,173,000.

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	December 31
	2017		2016
	Unrecognized Expense, net of estimated forfeitures	Weighted average Recognition Period (in years)	Unrecognized Expense, net of estimated forfeitures	Weighted average Recognition Period (in years)
Type of Award:
Stock Options	$963,200	8.82	$474,300	9.01
Restricted Stock	$209,800	0.74	$—	0
Total	$1,173,000	7.86	$474,300	9.01

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2017	554,083	$16.14	8.29	$11,340
Granted	70,000	3.85	—	—
Exercised	—	—	—	—
Forfeited or expired	(45,024)	8.69
Outstanding at December 31, 2017	579,059	$15.24	8.82	$—

There are 344,934 options vested and 234,125 unvested as of December 31, 2017; there are 352,812 options vested and 201,271 options unvested as of September 30, 2017;

Following is a summary of the restricted stock activity for the three months ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2017	222,750	$5.31
Granted	57,500	3.88
Forfeited	—	—
Outstanding at December 31, 2017	280,250	$5.02

There are 219,021 shares of restricted stock vested and 61,229 unvested as of December 31, 2017; there are 167,708 shares of restricted stock vested and 55,042 unvested as of September 30, 2017;

Awards of Restricted Stock

On November 5, 2017, the Board granted 20,000 shares of restricted common stock under the 2012 Plan to David Nash.

On November 13, 2017 George C. Carpenter IV, President and Chief Executive Officer of the Company; Donald D’Ambrosio, Chief Financial Officer and the Chairman Robin L. Smith, were each granted 7,500 shares. In addition, the Company granted another 15,000 shares of restricted common stock to various employees as satisfaction of certain performance criteria.

The range of Black-Scholes option-pricing model assumption inputs for all the valuation dates are in the table below:

	Three months ended December 31, 2017
	Low	High
Annual dividend yield	—%	—%
Expected life (years)	5	5
Risk-free interest rate	1.99%	2.87%
Expected volatility	209.77%	210.39%

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

Warrants to Purchase Common Stock

As of December 31, 2017 and September 30, 2017, there were 4,567,672 warrants outstanding with a weighted average exercise price of $5.30. There was no warrant activity during the three month period ended December 31, 2017.

Following is a summary of the status of warrants outstanding at December 31, 2017:

Exercise Price	Number of Shares		Expiration Date	Weighted Average Exercise Price
$5.25	2,539,061	(1)	07/2022	$5.25
5.25	1,675,000	(2)	07/2022	5.25
5.25	213,800	(3)	07/2022	5.25
6.04	134,000	(4)	07/2022	6.04
9.44	191		03/2018	9.44
10.00	4,000	(5)	06/2021	10.00
$55.00	1,620		06/2018 – 03/2019	55.00
Total	4,567,672			$5.30

(1)	On July 13, 2017, the Company declared a special dividend of warrants to purchase shares of the Company’s common stock to record holders of Common Stock as of such date. Warrants to purchase 2,539,061 shares of Common Stock were distributed pro rata to all holders of common stock on the record date. These warrants will be exercisable (in accordance with their terms) to purchase one share of common stock, at an exercise price of $5.25 per share. The warrants will become exercisable commencing not less than 12 months following their July 27, 2017 distribution date and will expire five years thereafter.

(2)	On July 19, 2017, the Company issued 1,675,000 shares of Common Stock and accompanying Warrants to purchase up to 1,675,000 shares of Common Stock in connection with an underwritten public offering.

(3)	On August 23, 2017, the Company issued 213,800 common stock warrants to underwriters as part of the overallotment attributed to the July 2017 underwritten public offering.

(4)	As part of the underwritten public offering on July 19, 2017, the Company issued 134,000 common stock warrants to the underwriters as part of the services performed by them in connection with the underwritten public offering.

(5)	On June 10, 2016, we issued two warrants, pursuant to a Finder’s Fee Agreement with Maxim Group LLC, to purchase in aggregate 4,000 shares of Common Stock following the introduction of an accredited investor who entered into a Second Amended Note and Warrant Purchase Agreement in the principal amount of $200,000. Each warrant is exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that is forty-five (45) days following the date on which the daily closing price of shares of the Company’s Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company’s Common Stock is traded or listed) exceeds $50.00 for at least ten (10) consecutive trading days. In connection therewith, the Company will promptly notify the Note Warrant holders in the event that the daily closing price of the Company’s shares of Common Stock exceeds $50.00 for at least ten (10) consecutive trading days. Pursuant to the Finder’s Fee Agreement, Maxim was also paid $20,000 cash for their efforts.

7.	INCOME TAXES

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, the Company has analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified U.S. Federal and California as our major tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2013 through 2016 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2012 through 2016 California Franchise Tax Returns. We have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the US Federal corporate tax rate from 35% to 21%. The reduction in the US Federal tax rate would not have an impact, thus no benefit or expense needs to be recognized in our tax provision for the period ended December 31, 2017. The Company’s Federal net deferred tax assets currently are in a full valuation allowance position and will continue to be in a full valuation allowance position, therefore the rate reduction does not affect the net deferred Federal tax asset balance. Additionally, for the Company’s state net deferred tax asset balance, the state deferred rate has been determined at the full amount without a reduction for the Federal benefit (no benefit recognized in a full valuation allowance), and therefore the state deferred rate and net deferred tax asset balances would not change with the reduction in the Federal tax rate.

Current and non–current deferred taxes have been recorded on a net basis in the accompanying balance sheet. The Act reduces the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018. During the three months ended December 31, 2017, the Company recorded a $6.2 million tax expense representing the detriment of remeasuring its U.S. deferred tax assets at the lower 21% statutory tax rate, as well as a corresponding full valuation allowance for the same amount resulting in no impact to our Statement of Operations. As of December 31, 2017, the Company had Federal net operating loss carryforwards of approximately $10.8 million and State net operating loss carryforwards of approximately $2.0 million, both tax effected. Both the Federal and State net operating loss carryforwards will begin to expire in 2022 and 2018 respectively. Our ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

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

DCA Agreement

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates, an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. Effective August 2015, DCA was engaged at a fee of $10,000 per month. From August 2015 through February 2017, DCA has been paid $170,000. The Decision Calculus Associates (“DCA”) contract was renewed at $3,000 a month effective March 1, 2017. The Company incurred $9,000 and $25,000 for the three months ended December 31, 2017 and 2016, respectively.

Hooper Holmes Agreement

In 2016, we entered into an agreement with Hooper Holmes Inc, in which Dr. Smith, our Chairman of the Board, became an advisory member of its board as of March 16, 2017, and in which Mr. Pappajohn, our director, has participated in equity raises to become the beneficial owner of a greater than 10% interest. Hooper Holmes performs EEGs nationwide to patients who wish to obtain a PEER report. The Company incurred $36,400 and $0 for these services during the three months ended December 31, 2017 and 2016, respectively.

Investment in Arcadian Telepsychiatry LLC

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

On November 13, 2017, Arcadian, MYnd and certain third party physicians entered into a number of transactions to reorganize the operations of Arcadian and implement a new ownership and management structure. Accordingly, on November 13, 2017, Arcadian converted into a Pennsylvania professional corporation after the equity interests in Arcadian were transferred to a third party physician. On that same date, Arcadian entered into a Management Services Agreement with Arcadian Telepsychiatry Services LLC (“Arcadian Services”) and transferred certain assets and liabilities including its debt obligations to Arcadian in connection therewith. MYnd subsequently acquired 100% of the equity interests in Arcadian Services. In connection with the transfer of the equity interests in Arcadian Services, MYnd entered into an employment agreement with the founder of the Company, pursuant to which MYnd will continue to employ the former founder of the Company as the CEO of Arcadian Services for an annual salary of $215,000, and granted him options to purchase 35,000 shares of common stock of MYnd. In addition, MYnd assumed to guaranty Arcadian Services’ amended debt, see Note 5. Acquisition.

Sublease with BREC

On November 13, 2017, Arcadian Services assumed a lease with a $2,500 monthly payment through February 28, 2018 for 2250 square feet. Arcadian Services’ operations are located at 7241 Hollywood Road, Fort Washington, Pennsylvania 19034. The lease terminated on December 31, 2017. On January 2, 2018, Arcadian Services was granted a two month extension until February 28, 2018 with a monthly rental rate of $2,500. The sub-landlord BREC and the property owner of Hollywood Road, LLC are both owed by Mr. Plotkin.

9.	LOSS PER SHARE

In accordance with ASC 260-10 (formerly SFAS 128, “Computation of Earnings Per Share”), basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the three-month periods ended December 31, 2017 and 2016, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three-month periods ended December 31, 2017 and 2016 is as follows:

	Three months ended December 31,
	2017	2016
Net Loss for computation of basic and diluted net loss per share:
Net loss	$(2,769,300)	$(1,440,200)
Basic and Diluted net loss per share:
Basic and diluted net loss per share	$(0.64)	$(0.70)
Basic and Diluted weighted average shares outstanding	4,332,927	2,101,061

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Warrants	4,567,672	7,155
Restricted Common Stock	254,333	143,750
Options	559,617	325,103
Total warrants and options	5,381,622	476,008

10. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

The Company is not currently party to any legal proceedings, the adverse outcome of which, in the Company’s management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position.

Lease Commitments

The Company’s policy is to account for the lease expense on the straight–line method.

The Company’s Headquarters and Neurometric Services business is located at 26522 La Alameda, Suite 290, Mission Viejo, CA 92691, which is 2,290 square feet in size. The lease period commenced on February 1, 2016 and terminated on January 31, 2018. The rent for the first four months was $2,290 per month, which was abated by 50%; for months 5 through 12 the rent increased to 4,580 per month and for the final 12 months the rent increased by 5% to 4,809 per month. On October 31, 2017 we signed a First Amendment to our initial lease, lease period commenced on February 1, 2018 and terminates on January 31, 2019. The rent for the twelve month period is $5,267 per month.

On February 2, 2016, we signed a 23.5 months lease for 1,092 square feet of office space to house our EEG testing center. The premises are located at 25201 Paseo De Alicia, Laguna Hills, CA 92653. The lease period commenced on February 15, 2016 and terminated on January 31, 2018. The rent for first half month of February was prorated at $928; for the next 11 months the rent was $1,856 per month, and for the remaining twelve months the rent increased by 3% to $1,911 per month. On November 10, 2017 we signed a First Amendment to our initial lease, lease period commenced on February 1, 2018 and terminates on January 31, 2019. The rent for the twelve-month period is $2,129 per month. Additionally, we expanded into premises which are located at 25231 Paseo De Alicia, Laguna Hills, CA 92653. The lease period commenced on December 1, 2017 and terminates on January 31, 2019. The rent for the fourteen-month period is $3,270 per month

On August 1, 2017, we signed a four-month lease for two offices to be used for EEG testing in the New York area. The premises are located at 420 Lexington Avenue, Suite 350, New York, New York 10170. The lease period commenced on August 1, 2017 and terminated on December 31, 2017. The rent for was $4,500 per month, with a first and last month lease fee of $9,000 which was due upon signing. On December 27, 2017 we signed a month to month for two offices to be used for EEG testing in the New York area. The premises are located at 420 Lexington Avenue, Suite 300, New York, New York 10170. The rent will be for $4,995 per month, with security deposit including first month due on signing of $13,483.

On September 14, 2017, we signed a three-year lease for 1,180 square feet. The premises are located at 8000 Westpark Drive, Suite 125, Tysons, Virginia 22102. The lease period commenced on September 15, 2017 and terminates on September 30, 2020. The rent for September 15, 2017 through September 30, 2018 is prorated at $2,508, the next 12 months the rent is prorated at $2,576; and for the remaining twelve months the rent prorated at $2,647, the landlord abated one hundred percent of the base rent for the first two full calendar months of the term, October and November 2017.

On November 13, 2017, Arcadian Services assumed a sublease for a three year term for 2250 square feet. The premises are located at 7241 Hollywood Road, Fort Washington, Pennsylvania 19034. The lease terminated on December 31, 2017 and the rent is $2,500 a month. On January 2, 2018, Arcadian Services was granted a two month extension until February 28, 2018 with a monthly rent rate of $2,500.

On January 29, 2018, Arcadian Services signed a two year lease for 2,338 square feet. The premises are located at 1300 Virginia Drive, Suite 110, Fort Washington, PA 19034. The lease period commences on March 1, 2018 and terminates on February 28, 2020. The rent for the first twelve months of the lease is $3,312 and for the last twelve months of the lease the rent is $3,410. Arcadian Services paid a security deposit of $3,312.16 upon signing.

The Company incurred rent expense of $44,800 and $18,200 for the three months ended December 31, 2017 and 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three months ended December 31, 2017 and 2016, and our Annual Report on Form 10-K for the year ended September 30, 2017, filed with the U.S. Securities and Exchange Commission on December 29, 2017.

Forward-Looking Statements

This discussion summarizes the significant factors affecting the unaudited condensed consolidated operating results, financial condition and liquidity and cash flows of MYnd Analytics, Inc. (“we,” “us,” “our,” or the “Company”) for the three month periods ended December 31, 2017 and 2016. Except for historical information, the matters discussed in this management’s discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Additional risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found and in our Annual Report on Form 10-K for the year ended September 30, 2017 under the headings “Risk Factors” and “Business,” as updated in this Quarterly Report on Form 10-Q.

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

Overview

MYnd Analytics, Inc. (the “Company” or “MYnd”) employs a clinically validated scalable technology platform to support personalized care for mental health patients. The Company utilizes its patented machine learning, artificial intelligence, data analytics platform for the delivery of telebehavioral health services and its PEER predictive analytics product offering. On November 13, 2017, the Company acquired Arcadian Telepsychiatry Services LLC (“Arcadian Services”), which manages the delivery of telepsychiatry and telebehavioral health services through a nationwide network of licensed and credentialed psychiatrists, psychologists and master’s-level therapists. The Company is commercializing its PEER predictive analytics tool to help physicians reduce trial and error treatment in mental health. MYnd’s patented, clinically validated technology platform (“PEER Online”) utilizes complex algorithms to analyze electroencephalograms (“EEGs”) to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict individual responses to a range of medications prescribed for the treatment of behavioral disorders including depression, anxiety, bipolar disorder, post-traumatic stress disorder (“PTSD”) and other non-psychotic disorders.

Acquisition of Arcadian Telepsychiatry Services LLC

On November 13, 2017, the Company entered into an equity purchase agreement (the “Agreement”) with Arcadian Telepsychiatry Services LLC (“Arcadian Services”) and Mr. Robert Plotkin, pursuant to which the Company acquired all of the issued and outstanding membership interests (the “Equity Interests”) of Arcadian Services from Mr. Plotkin. In consideration for the Equity Interests, the Company entered into an employment agreement with Mr. Plotkin, pursuant to which the Company will continue to employ Mr. Plotkin as the CEO of Arcadian Services for an annual salary of $215,000, and granted him 35,000 options to purchase common stock of the Company. In addition, the Company entered into the Guaranty (as described below).

In connection with the Agreement, Arcadian Telepsychiatry LLC (“Arcadian”) and Arcadian Telepsychiatry Services LLC (“Arcadian Services”), entered into the Side Agreement and Seed Capital Amendment with Ben Franklin Technology Partners of Southeastern Pennsylvania (“BFTP”), pursuant to which BFTP waived its rights (a) to an equity conversion contemplated by the existing funding agreements (as they may be amended, supplemented or otherwise modified from time to time, the “BFTP Loan Documents”) between Arcadian and BFTP, under which BFTP has loaned Arcadian the aggregate principal amount of $700,000 and upon which an aggregate of $96,700 of interest had then accrued (collectively, the “Loan Amount”) and (b) to act as an observer to Arcadian’s board. Under the Side Agreement and Seed Capital Amendment, Arcadian acknowledged and reaffirmed all of BFTP’s claims, encumbrances granted by Arcadian to BFTP, and BFTP’s other rights, interests and remedies pursuant to the BFTP Loan Documents and otherwise. The effectiveness of the Side Agreement and Seed Capital Amendment are conditioned upon (i) MYnd making a one-time payment to BFTP of $175,000 as payment for the redemption and cancellation of two warrants to purchase equity interests in Arcadian and (ii) the Company entering into a guaranty with respect to Arcadian’s obligations (including the Loan Amount) to BFTP under the BFTP Loan Documents, as amended by the Side Agreement and Seed Capital Amendment.The Side Agreement and Seed Capital Amendment further provides that all of Arcadian’s rights, benefits, title, interests, liabilities and obligations under the BFTP Loan Agreements were assigned to Arcadian Services and the Company will becombe obligated to complete all financial reporting to BFTP required under the BFTP Loan Documents.

In addition, the Company executed an absolute, unconditional, irrevocable and continuing guaranty and suretyship (the “Guaranty”) in favor of BFTP, pursuant to which it unconditionally guaranteed the prompt payment and performance, when due, of all loans (including the Loan Amount), advances, debts, liabilities, obligations, covenants and duties owing by Arcadian Services to BFTP under the BFTP Loan Documents. Under the Guaranty, if Arcadian Services defaults under any obligation under the BFTP Loan Documents, the Company will be required to pay the amount then due to BFTP. The Guaranty contains representations, warranties, covenants, conditions, events of default and indemnities that are customary for agreements of this type.

Working Capital

Since our inception, we have never been profitable and we have generated significant net losses. As of December 31, 2017, we had an accumulated deficit of $78.4 million, compared to accumulated deficit of $75.6 million as of September 30, 2017. We incurred operating losses of $2.8 million and $1.4 million for the three months ended December 31, 2017 and 2016, respectively, and incurred net losses of $2.8 million and $1.4 million for those respective periods.

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

As of December 31, 2017, our current assets of $2.8 million exceeded our current liabilities of $1.7 million by $1.1 million.

On February 23, 2017, pursuant to a purchase notice issued by the Company to Aspire Capital pursuant to the Aspire Purchase Agreement, Aspire Capital purchased 20,000 shares of its Common Stock, at a per share price of $7.25, resulting in gross cash proceeds to the Company of $145,000.

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of $8.79 million.

In November 2017, the Company guaranteed the $700,000 principle loan to Arcadian from BFTP as part of the acquisition of Arcadian Services.

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

At the 2017 Annual Meeting of Stockholders of MYnd Analytics, Inc. (“the Company”), held on August 21, 2017 (the “2017 Annual Meeting”), the holders of the Company’s common stock voted to amend the Company’s certificate of incorporation (the “Charter”) to reduce the number of shares of Common Stock authorized for issuance under the Charter from 500,000,000 to 250,000,000. The certificate evidencing the resolution reducing the shares was filed with the Delaware Secretary of State.

	Shares
Shares of Common Stock Authorized	250,000,000
Shares of Preferred stock Authorized (none issued and outstanding)	15,000,000
Total Authorized Shares	265,000,000

Shares of Common Stock Issued and Outstanding at December 31, 2017	4,360,561
Common Stock issuable upon the exercise of outstanding stock options at December 31, 2017	579,059	(1)
Common Stock issuable upon the exercise of outstanding warrants at December 31, 2017	4,567,672	(1)

Total securities outstanding and reserved for issuance at December 31, 2017	9,507,292

(1) For more detail on the exercise prices and expiration dates of the options and warrants please refer to the “Stock Option Plans” and “Warrants to Purchase Common Stock” sections of Note 7. Stockholders’ Equity to the Condensed Consolidated Financial Statements.

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

(1) For more detail on the exercise prices and expiration dates of the options and warrants please refer to the “Stock Option Plans” and “Warrants to Purchase Common Stock” sections of Note 6. Stockholders’ Equity to the Condensed Consolidated Financial Statements.

Financial Operations Overview

Revenues

Our neurometric services revenues are derived from the sale of PEER Reports to physicians. Physicians are generally billed upon delivery of a PEER Report. The list price of our PEER Reports to physicians is $400 per report which excludes the cost of conducting the EEG. The Company also derives revenue from its subsidiary Arcadian Services who manages the delivery of telepsychiatry and telebehavioral health services which are delivered directly to patients.

Cost of Revenues

Cost of revenues are for services and represent the cost of direct labor, the costs associated with external processing, analysis and consulting services necessary to generate the revenues.

Research and Product Development

Research and Product development expenses are associated with our neurometric and telepsychiatry services and primarily represent costs incurred to design and conduct clinical studies, to recruit patients into the studies, to add data to our database, to improve analytical techniques and advance application of the methodology. We charge all research and development expenses to operations as they are incurred.

Sales and Marketing

For our neurometric and telepsychiatry services, our selling and marketing expenses consist primarily of personnel, media, support and travel costs to inform user organizations and consumers of our products and services. Additional marketing expenses are the costs of advertising, educating physicians, laboratory personnel, other healthcare professionals regarding our products and services.

General and Administrative

Our general and administrative expenses consist primarily of personnel, occupancy, legal, audit, consulting and administrative support costs.

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

There have been no changes to our critical accounting policies as compared to the critical accounting policies disclosed in the Annual Report 10–K files with the SEC on December 29, 2017.

Revenue Recognition

We have generated limited revenues since our inception. Revenues for our Neurometric Service product are recognized when a PEER Report is delivered to a Client-Physician. The Company also recognizes revenue from its subsidiary, Arcadian Services who manages the delivery of telepsychiatry and telebehavioral health services. Revenue is recognized when the doctor or clinician performs the services.

Stock-based Compensation Expense

Stock-based compensation expense, which is a non-cash charge, results from stock option grants and restricted stock awards. Compensation cost is measured at the grant date based on the calculated fair value of the award. We recognize stock-based compensation expense on a straight-line basis over the vesting period of the underlying option. The amount of stock-based compensation expense expected to be amortized in future periods may decrease if unvested options are subsequently cancelled or may increase if future option grants are made.

Long-Lived Assets and Intangible Assets

Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived or intangible asset exceeds its fair value. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives.

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

The Company evaluates the recoverability of its long lived assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows, if any.

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. However, if the Company concludes otherwise, the Company is required to perform the first step of a two-step impairment test. Alternatively, the Company may elect to proceed directly to the first step of the two-step impairment test and bypass the qualitative assessment. The first step of the impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, the carrying amount of the goodwill is compared to its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The Company tests for goodwill impairment annually on September 30.

Derivative accounting for convertible debt and warrants

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2017, the Company had no financial instruments that contain embedded derivative features.

Inflation

For the three most recent fiscal years of the registrant or for those fiscal years in which the registrant has been engaged in business, whichever period is shortest, discuss the impact of inflation and changing prices on the registrant’s net sales and revenues and on income from continuing operations.

Results of Operations for Three Months Ended December 31, 2017 and 2016

MYnd Analytics is focused on research and the commercialization of its PEER Reports through its Neurometric Services, as well as providing telehealth service through scheduling and videoconferencing that being accessible through a secure portal.

The following table presents consolidated statement of operations data for each of the periods:

Revenues

	Three months ended December 31,		Change
	2017	2016
Neurometric Services	$53,300	$22,200	$31,100
Telepsychiatry Services	68,700	—	68,700
Total Revenues	$122,000	$22,200	$99,800

The increase was primarily due to increased sales of PEER reports, as well as sales generated from Arcadian Services during the period from November 13, 2017 through December 31, 2017.

Cost of Revenues

	Three months ended December 31,		Change
	2017	2016
Cost of Revenues	$84,900	$3,700	$81,200

The increase was primarily due to increased consulting fees for EEG techs of $47,000 for the three months ended December 31, 2017, compared to $3,700 for the three months ended December 31, 2016, as well as cost of services generated from Arcadian Services during the period from November 13, 2017 through December 31, 2017.

Research

	Three months ended December 31,		Change
	2017	2016
Services Research	$81,500	$31,600	$49,900

Research expenses consist of payroll expenses, (including stock-based compensation), consulting fees, travel expenses, conference fees, and other miscellaneous costs listed as following:

		Three months ended December 31,		Change
		2017	2016
(1)	Salaries and benefit costs	$—	$6,500	$(6,500)
(2)	Consulting fees	79,000	22,800	56,200
(3)	Other miscellaneous costs	2,500	2,300	200
	Total Research	$81,500	$31,600	$49,900

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation, was zero for the three months ended December 31, 2017, primarily due to certain stock-based compensation fully vested;

(2)	Consulting costs increased in the three months ended December 31, 2017 as a result of a new consulting agreement with our Medical Officer to assist with the training of clinical trial investigators on the PEER Report allowing them to participate in trials, and consult with other physicians in the use and interpretation of the PEER Report; additionally on November 13, 2017 we entered into two consulting agreement for medical directors to provide consulting services for the telepsychiatry business; and

(3)	Other miscellaneous costs for the three months ended December 31, 2017 and December 31, 2016 were relatively unchanged.

Product Development

	Three months ended December 31,		Change
	2017	2016
Product Development	$269,200	$295,300	$(26,100)

Product development expenses consist of payroll costs, (including stock-based compensation), consulting fees, system development costs, conference fee, travel expenses, and miscellaneous costs which were as follows:

		Three months ended December 31,		Change
		2017	2016
(1)	Salaries and benefit costs	$124,400	$203,000	$(78,600)
(2)	Consulting fees	72,500	51,700	20,800
(3)	System development costs	36,000	15,500	20,500
(4)	Conference & Travel	10,900	7,400	3,500
(5)	Other miscellaneous costs	25,400	17,700	7,700
	Total Product Development	$269,200	$295,300	$(26,100)

(1)	Salaries and benefits decreased by $78,600 for the three months ended December 31, 2017, primarily due to certain stock-based compensation fully vested. The remainder was due to additional staff was hired;

(2)	Consulting fees increased by $20,800 for the three months ended December 31, 2017, primarily due to services in relation to the upgrade of the Company’s cloud based sales platform and for a data science project to improve the Company’s algorithms for the production of an enhanced PEER report;

(3)	System development and maintenance costs increased by $20,500 during the three months ended December 31, 2017 , primarily due to increased time in our contract system programmers for work on quality management initiatives, research support, transitioning to file sharing, and media management;

(4)	Conference and travel costs increased by $3,500 during the three months December 31, 2017, primarily due to travel for the Canadian Armed Forces Trial ; and

(5)	Other miscellaneous costs increased slightly by $7,700 for the three months ended December 31, 2017.

Sales and marketing

	Three months ended December 31,		Change
	2017	2016
Sales and Marketing	$667,200	$105,700	$561,500

Sales and marketing expense for the three months ended December 31, 2017 was $667,200, compared to $105,700 for the three months ended December 31, 2016.

Sales and marketing expenses consist of payroll and benefit costs, (including stock-based compensation), advertising and marketing expenses, consulting fees, and miscellaneous expenses.

		Three months ended December 31,
		2017	2016	Change
(1)	Salaries and benefit costs	$247,100	$48,900	$198,200
(2)	Consulting fees	174,900	45,200	129,700
(3)	Advertising and marketing costs	151,100	—	151,100
(4)	Conferences and travel costs	25,600	—	25,600
(5)	Other miscellaneous costs	68,500	11,600	56,900
	Total Sales and marketing	$667,200	$105,700	$561,500

(1)	Salaries and benefits for the 2017 period increased by $198,200 from the 2016 period; primarily due to the hiring of new marketing sales staff which increased salaries and the remainder of was offset to stock-based compensation which all of the stock-based compensation expense had been recognized;

(2)	Consulting fees for the three months ended December 31, 2017 increased by $129,700. This difference was primarily due to the reduction of $21,000 from renegotiating our contract with a consultant to $3,000 per month; offset by increases in the number of other additional marketing consultants. An increase of $77,900 was related to hiring consultants to assist the Company with engaging with payers, health systems, provider networks, and strategic partners; an increase of $28,100 from the prior period was related to a media consultant managing our Facebook advertising, and consultants with public relations; and $38,600 a marketing consultant from the telepsychiatry business to help with competitive analysis, product descriptions and capital budget/technology planning. The remaining $6,100 increase relates to consultants directly related to the operations support;

(3)	Advertising and marketing expenses for the three months ended December 31, 2017 was $151,100 directly related to Facebook advertising;

(4)	Conference and travel expenditures for the three months ended December 31, 2017 was $25,600 directly related to travel expense for the sales staff; and

(5)	Miscellaneous expenditures for the three months ended December 31, 2017 period increased by $56,900, primarily due to the Company opening PEER Centers in New York and Washington DC. Additional costs were incurred for rent and office supplies.

General and administrative

	Three months ended December 31,
	2017	2016	Change
General and administrative expenses	$1,774,800	$1,021,800	$753,000

General and administrative expenses consist of payroll and benefit costs, (including stock based compensation), legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference fees, and travel expenses.

		Three months ended December 31,
		2017	2016	Change
(1)	Salaries and benefit costs	$702,800	$528,400	$174,400
(2)	Transaction fees	438,600	—	438,600
(3)	Consulting fees	198,100	—	198,100
(4)	Legal fees	34,600	219,900	(185,300)
(5)	Other professional fees	121,100	55,500	65,600
(6)	Patent costs	9,500	14,000	(4,500)
(7)	Marketing and investor relations costs	72,500	58,100	14,400
(8)	Conference and travel costs	56,700	30,800	25,900
(9)	Dues & subscriptions fees	45,300	32,900	12,400
(10)	General admin and occupancy costs	95,600	82,200	13,400
	Total General and administrative costs	$1,774,800	$1,021,800	$753,000

(1)	Salaries and benefit expenses increased by $174,400 for the three months ended December 31, 2017 period. This increase was primarily due to $106,100 which were related to the acquisition of telepsychiatry management and staff; the remaining balance relates to new hiring general counsel and operations staff in the 2017 period, and offset with stock compensation which had become fully recognized;

(2)	Transaction fees in relation to Arcadian acquisition was $438,600 for the three months ended December 31, 2017 period, including $355,000 legal fees, and remaining $83,600 for accounting and consulting fees;

(3)	Consulting fees was $198,100 for the three months ended December 31, 2017 period, including $93,500 as directors' fees, and $104,600 was related to operational and related consulting fees;

(4)	Legal fees decreased by $185,300 for the three months ended December 31, 2017 period. The decrease was primarily due to during the three months ended December 31, 2016, there was $87,900 legal fees associated with fund raising activities, $47,700 related to reverse stock split corporate action, and $36,300 related to legal fees for the review of the Aspire Capital Equity Purchase Agreement;

(5)	Other professional fees increased by $65,600 for the three months ended December 31, 2017 period. The majority of the increase was due to additional audit fees;

(6)	Patent costs decreased by $4,500 due to the timing and volume of patent and trademark applications and maintenance costs;

(7)	Marketing and investor relations costs increased by a net $14,400 for the three months ended December 31, 2017 period as we engaged public relations firms to enhance the Company’s presence in the media;

(8)	Conference and travel costs increased by a net $25,900 for the three months ended December 31, 2017 period. The increase was primarily due to conferences attended, increased travel by our executive management for meetings with investors, healthcare payers and providers on the East Coast;

(9)	Dues and subscription costs increased by $12,400 for the three months ended December 31, 2017 period was due to additional licenses for our Salesforce platform; and

(10)	General administrative and occupancy costs increased by $13,400 for the three months ended December 31, 2017 period. The increase was primarily due to depreciation of fixed assets and amortization of intangible asset purchased; the remainder increase relates to increased operating cost.

Other income (expense)

	Three months ended December 31,		Change
	2017	2016
Interest expense	$(13,700)	$(2,500)	$(11,200)

●	Interest expense for the three months ended December 31, 2017 was $13,700 compared to $2,500 for the three months of December 31, 2016, the increase was due to interest expense on acquisition of the long term borrowing on Arcadian Services;

Net Loss

	Three months ended December 31,		Change
	2017	2016
Loss, net	$(2,769,300)	$(1,440,200)	$(1,329,100)

Our net loss was $2.8 million for the three months ended December 31, 2017, compared to approximately $1.4 million for the three months of December 31, 2016. The change in net loss consists of increased general & administrative costs related to the hiring of additional operational staff and consultants. Also, sales and marketing costs increased as a result of additional headcount for sales and call center staff and our social media campaign in 2017. Costs for the acquisition of Arcadian Telepsychiatry Services LLC contributed to the increase in the net loss as well.

Liquidity and Capital Resources

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

As of December 31, 2017, we had an accumulated deficit of approximately $78.4 million compared to our accumulated deficit as of September 30, 2017, of approximately $75.6 million. Our management expects that with our proposed clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. The Company continues to explore additional sources of capital but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations.

As of December 31, 2017, we had $2.7 million in cash and cash equivalents and a working capital surplus of approximately $1.1 million. This is compared to our cash position of $5.4 million as of September 30, 2017 and working capital of $4.1 million.

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

Working Capital, Going Concern, Operating Capital and Capital Expenditure Requirements

As of December 31, 2017, we had approximately $2.7 million in cash and cash equivalents, compared to $5.4 million of cash and cash equivalents as of September 30, 2017.

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

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

●	the amount and timing of costs we incur in connection with our clinical trials and product development activities, including enhancements to our PEER Online database and costs we incur to further validate the efficacy of our technology;

●	whether we can receive sufficient business revenues from Arcadian Services to adequately cover our costs;

●	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our sales and marketing efforts;

●	whether we incur additional consulting and legal fees in our efforts in conducting Non-Significant Risk trials within FDA requirements, which will enable us to obtain a 510(k) clearance from the FDA; and

●	if we expand our business by acquiring or investing in complimentary businesses.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings.

Private Placement of Common Stock

Between November 2016 through March 2017, the Company sold and issued an aggregate of 477,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to thirteen accredited investors, of which five are affiliated with the Company, for which it received gross cash proceeds to the Company of $2,981,300.

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

Cash Flows

Net cash used in operating activities was $2,439,900 for the three months ended December 31, 2017, compared to $765,800 for the same period in 2016. The $1.7 million net increase in cash used for operations was primarily due to an increase in net loss of $1,329,100.

During the three months ended ended December 31, 2017, the Company used $334,700 in investing activities, including $28,100 for the purchase of office equipment and $306,600 related to the acquisition of Arcadian Services.

Net Cash used in financing activities for the three months ended December 31, 2017 was $16,100, and relate to payments on notes payable and capital leases. Financing activities for the quarter ended December 31, 2016, consisted of $1.5 million in cash proceeds received from private placements of equity from 11 accredited investors, of which three are affiliated with the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Private Placement Transactions

Private Placement of Common Stock

On November 30, 2016, the Company sold and issued an aggregate of 160,000 shares of its Common Stock, at a per share price of $6.25, in a private placement to six accredited investors, for which it received gross cash proceeds of $1,000,000. Three of the six accredited investors were affiliates and represented 50% of the cash proceeds as follows: Dr. Robin Smith, our Chairman of the Board, purchased 16,000 shares for $100,000; John Pappajohn, a member of the Board, purchased 32,000 shares for $200,000; and the Tierney Family Trust, of which our former Board member, Thomas Tierney is a trustee, purchased 32,000 shares for $200,000. In connection with this private placement, certain investors (comprised of our executive officers, current and certain former directors) agreed to a 180-day “lock-up”, commencing on November 30, 2016, with respect to shares of Common Stock and other of our securities that they beneficially own, including securities that are convertible into shares of Common Stock and securities that are exchangeable or exercisable for shares of Common Stock. As a result, subject to certain exceptions, for a period of 180 days following November 30, 2016, such persons may not offer, sell, pledge or otherwise dispose of these securities without the Company’s prior written consent.The “lock-up” period expired without any persons requesting the Company’s consent or dispose of these securities.

On December 21, 2016, the Company sold and issued an aggregate of 48,000 shares of its Common Stock, at a per share price of $6.25, in private placements to four accredited investors who were new to the Company.for which it received gross cash proceeds to the Company of $300,000.

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

The Aspire Capital Equity Line

On December 6, 2016, the Company, entered into the Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of the Company’s common stock. See Note 7. Stockholders’ Equity”, Consolidated Financial Statements for additional detail.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of December 31, 2017, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

We have identified a material weaknesses in our disclosure controls and procedures. The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise that is commensurate with our financial reporting requirements. We do not have adequate review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of financial information reported. The failure to adequately review and supervise could allow the reporting of inaccurate or incomplete financial information. Due to our size and nature, review and supervision may not always be possible or economically feasible.

Based on the foregoing material weaknesses, we have determined that, as of December 31, 2017, our internal controls over our financial reporting are not effective. We are developing a remediation plan outlining the steps and resources necessary to address each material weakness. Additionally, we continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and realign responsibilities in our financial and accounting review functions. The Company does not believe that the material weakness has resulted in any material inaccuracies in the financial statements included in its Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 or any prior periods.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three-month period ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.          Legal Proceedings

The Company is not currently party to any legal proceedings, the adverse outcome of which, in the Company’s management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position.

Item 1A.       Risk Factors

Except as set forth below, there have been no material changes to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended September 30, 2017.

The risk factor capitioned “If we cannot continue to satisfy NASDAQ’s continuing listing criteria, NASDAQ may subsequently delist our Common Stock” is hereby amended as follows:

NASDAQ requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our Common Stock. Generally, we must maintain a minimum amount of stockholders equity (generally $2.5 million) and a minimum number of holders of our securities (generally 300 round lot holders). If we fail to meet any of the continuing listing requirements, our Common Stock may be subject to delisting. As December 31, 2017, we had stockholders’ equity of approximately $2.1 million, and we are no longer in compliance with such continue listing requirement. If our Common Stock is delisted and we are not able to list our Common Stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our Common Stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. There can be no assurance that an active trading market for our Common Stock will develop or be sustained. We may choose to raise additional capital in order to increase our stockholders’ equity in order to meet the NASDAQ continued listing standards. Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to our stockholders, and such dilution may be significant based upon the size of such financing. Additionally, we cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.               Other Information

None

Item 6.               Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation, as amended.
10.32	Management Services Agreement between Arcadian Telepsychiatry Services LLC and Arcadian Telepsychiatry P.C.
10.33	Management Services Agreement between Arcadian Telepsychiatry Services LLC and Arcadian Telepsychiatry PA
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYnd Analytics, Inc.

Date: February 20, 2018		/s/ George C. Carpenter IV
	By:	George C. Carpenter IV
	Its:	Chief Executive Officer (Principal Executive Officer)

/s/ Donald D’Ambrosio
	By:	Donald D’Ambrosio
	Its:	Chief Financial Officer (Principal Financial Officer)