Form 10-Q
period 2018-03-31
MYnd Analytics, Inc.
filed 2018-05-14
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 14, 2018, the registrant had 5,676,191 shares of Common Stock, $0.001 par value, issued and outstanding.

MYnd Analytics, Inc.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2018	As of September 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,412,200	$5,449,000
Accounts receivable, net	218,600	6,500
Prepaid insurance	107,500	57,200
Note receivable - related party	—	159,500
Prepaid other assets	82,600	22,000
Total current assets	2,820,900	5,694,200
Property and equipment, net	143,100	120,700
Intangible assets, net	146,300	60,200
Goodwill	1,386,800	—
Investment in Arcadian Services	—	195,900
Other assets	35,000	25,100
TOTAL ASSETS	$4,532,100	$6,096,100
LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable (including $129,300 and $36,200 to related parties as of March 31, 2018 and September 30, 2017, respectively)	$1,023,200	$736,900
Accrued liabilities	139,400	55,200
Accrued compensation	425,100	466,000
Accrued compensation – related parties	237,200	204,600
Accrued interest and other	3,900	3,900
Deferred revenue	170,900	45,900
Current portion of note payable	1,800	31,500
Note payable - finance company	2,400	—
Current portion of capital lease	1,300	1,300
Total current liabilities	2,005,200	1,545,300
LONG-TERM LIABILITIES
Long-term borrowing, net	569,000	—
Accrued interest on long - term borrowing	118,200	—
Long-term portion of capital lease	2,800	3,400
Total long-term liabilities	690,000	3,400
TOTAL LIABILITIES	2,695,200	1,548,700
STOCKHOLDERS’ EQUITY:
Preferred stock; 15,000,000 authorized; 1,500,000 shares of Series A Preferred Stock authorized and 1,050,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2018; No shares of Preferred stock issued and outstanding as of September 30, 2017; aggregate liquidation preference of $600 as of March 31, 2018	1,100	—
Common stock, $0.001 par value; 250,000,000 shares and 500,000,000 shares authorized as of March 31, 2018 and September 30, 2017 respectively, 4,364,311 and 4,299,311 shares issued and outstanding as of March 31, 2018 and September 30, 2017, respectively;	4,400	4,300
Additional paid-in capital	82,907,400	80,189,700
Accumulated deficit	(81,076,000)	(75,646,600)
Total stockholders’ equity	1,836,900	4,547,400
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,532,100	$6,096,100

See accompanying notes to unaudited condensed consolidated financial statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
REVENUES
Neurometric services	$79,800	$31,900	$133,100	$54,100
Telepsychiatry services	380,100	—	448,800	—
Total revenues	459,900	31,900	581,900	54,100

OPERATING EXPENSES
Cost of revenue	298,300	3,800	383,200	7,600
Research	73,400	29,300	154,900	60,900
Product development	342,200	292,800	611,400	588,100
Sales and marketing	638,000	191,800	1,305,200	297,500
General and administrative	1,740,900	934,200	3,515,800	1,955,900

Total operating expenses	3,092,800	1,451,900	5,970,500	2,910,000

OPERATING LOSS	(2,632,900)	(1,420,000)	(5,388,600)	(2,855,900)

OTHER INCOME (EXPENSE):
Interest expense, net	(24,800)	(1,400)	(38,500)	(3,900)
Total other income (expense)	(24,800)	(1,400)	(38,500)	(3,900)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,657,700)	(1,421,400)	(5,427,100)	(2,859,800)
Income taxes	1,900	30,600	1,900	32,400
NET LOSS	$(2,659,600)	$(1,452,000)	$(5,429,000)	$(2,892,200)

BASIC AND DILUTED LOSS PER SHARE:	$(0.61)	$(0.61)	$(1.25)	$(1.29)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	4,362,564	2,372,394	4,347,745	2,236,728

See accompanying notes to unaudited condensed consolidated financial statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(5,429,000)	$(2,892,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,500	18,100
Provision for doubtful accounts	1,200	—
Stock-based compensation	593,000	988,900
Common stock issued to vendors for services	25,800	—
Accretion of debt discount and non–cash interest expense	35,500	—
Changes in operating assets and liabilities:
Accounts receivable	(156,200)	(2,100)
Prepaid expenses and other assets	(97,200)	(41,100)
Accounts payable and accrued liabilities	112,400	316,800
Deferred revenue	125,000	—
Deferred-compensation	(8,300)	10,500
Net cash used in operating activities	(4,740,300)	(1,601,100)
INVESTING ACTIVITES:
Purchase of furniture and equipment	(55,200)	(84,800)
Payment for acquisition of business, net of cash acquired	(306,600)	—
Costs incurred to develop intangible assets	—	(3,600)
Net cash used in investing activities	(361,800)	(88,400)
FINANCING ACTIVITIES:
Principal payments on note payable	(34,100)	—
Principal payments on capital lease	(600)	(600)
Proceeds from sale of preferred stock and common stock warrants	2,100,000	—
Proceeds from aspire line	—	145,000
Proceeds from sale of common stock	—	2,981,300
Net cash provided by financing activities	2,065,300	3,125,700
NET INCREASE(DECREASE) IN CASH	(3,036,800)	1,436,200
CASH AND CASH EQUIVALENTS - BEGINNING OF THE PERIOD	5,449,000	318,200
CASH AND CASH EQUIVALENTS - END OF THE PERIOD	$2,412,200	$1,754,400
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,700	$200
Income taxes	$1,900	$32,400
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Long-term borrowings assumed in business combination	$651,700	$—

See accompanying notes to unaudited condensed consolidated financial statements

MYND ANALYTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Nature of Operations and Going Concern Uncertainty

MYnd Analytics, Inc. (“MYnd,” “CNS,” “we,” “us,” “our,” or the “Company”), formerly known as CNS Response Inc., is a predictive analytics company that has developed a decision support tool to help physicians reduce trial and error treatment in mental health and provide more personalized care to patients. The Company provides objective clinical decision support to healthcare providers for the personalized treatment of behavioral disorders, including depression, anxiety, bipolar disorder, post–traumatic stress disorder (“PTSD”) and other non–psychotic disorders. The Company uses its proprietary neurometric platform, PEER Online, to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict the likelihood of response by an individual to a range of medications prescribed for the treatment of behavioral disorders. Commercial expansion is focused on payer and self-insured markets, provider direct sales to multi-physician and multi-practice provider groups, and patient direct referrals to these groups. The Company continues to expand its database, including younger adults and adolescents. The Company also continues to focus on military personnel and their family members who are suffering from depression, PTSD and other disorders through the military, Veterans Administration, and Canadian Forces.

On November 13th, 2017 the Company acquired Arcadian Telepsychiatry Services LLC (“Arcadian Services”) which manages the delivery of telebehavioral health services through a multi-state network of licensed and credentialed psychiatrists, psychologists and other behavioral health therapists (“Providers”). Arcadian Services, because it has access to a broad network of licensed behavioral health professionals exclusively focused on telepsychiatry and telebehavioral health. These Providers collectively offer a full suite of behavioral health and wellness services, including short-term (urgent), medium-term (rehabilitation) and long-term (management) behavioral care.

Acquisition

On November 13, 2017, Arcadian Telepsychiatry LLC (“Arcadian”), MYnd and certain third-party physicians entered into a number of transactions to reorganize the operations of Arcadian and implement a new ownership and management structure. Arcadian converted into a Pennsylvania professional corporation after the equity interests in Arcadian were sold to a third - party physician for nominal consideration. On that same date, Arcadian entered into a Management Services Agreement with Arcadian Services and transferred certain assets and liabilities to Arcadian Services including its debt obligations. MYnd subsequently acquired 100% of the equity interests in Arcadian Services and in consideration for the transfer of the equity interests in Arcadian Services, MYnd entered into an employment agreement with the founder of Arcadian, pursuant to which MYnd will continue to employ the former founder of Arcadian as the CEO of Arcadian Services for an annual salary of $215,000 and granted him options to purchase 35,000 shares of common stock of MYnd. In addition, MYnd agreed to guarantee Arcadian Services’ assumed debt.

Arcadian Services manages the delivery of telebehavioral health services through a multi–state network of licensed and credentialed psychiatrists, psychologists and other behavioral health therapists or “Providers”. As a result of certain state regulations, Arcadian Services entered into several management services agreements with professional entities owned by physicians who are licensed in those states to provide telepsychiatry services directly to patients. Arcadian Services will collect revenue based on management fees charged to the doctors who own the professional entities through which the telepsychiatry services are being delivered. Arcadian Services is not capital intensive and had a limited number of employees, therefore their balance sheet consisted primarily of working capital accounts and a limited amount of property and equipment consisting primarily of office furniture and computer equipment. Working capital and property equipment (no value assigned) were deemed to be at their fair value due to their short–term nature. The Company hired an independent third–party valuation services firm to assist the Company in its accounting for the intangibles and non–competition agreement in accordance with Financial Accounting Standards Board Accounting Standards (“FASB”) Codification 805, Business Combinations (“ASC 805”).

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

The Company’s recurring net losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. During the six months ended March 31, 2018, the Company incurred a net loss of $5.4 million and used $4.7 million of net cash in operating activities. As of March 31, 2018, the Company’s accumulated deficit was $81.1 million. In connection with these consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due for the next twelve months from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter ended March 31, 2018 are not necessarily indicative of results for the full 2018 fiscal year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended September 30, 2017.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the results of Mynd, its wholly owned subsidiary, Arcadian Services, one professional association, Arcadian Telepsychiatry (“PA”) which is located in Texas, and one professional corporation, Arcadian Telepsychiatry P.C. (“PC”) which is located in Pennsylvania, collectively “the Arcadian Entities.”

Arcadian Services is party to Management Services Agreements by and among it and the Arcadian Entities pursuant to which each entity provides services to Arcadian Services. Each entity is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine.

Variable Interest Entities (VIE)

All intercompany balances and transactions have been eliminated upon consolidation.

On November 13, 2017, Arcadian Services entered into a management and administrative services agreement with PA which is located in Texas, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, PA is determined to be a Variable Interest Entity (“VIE”) as MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect PA’s economic performance through its majority representation of the PA; therefore, PA is consolidated by MYND.

On November 13, 2017, Arcadian Services entered into a management and administrative services agreement with PC which is located in Pennsylvania, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, PC is determined to be a VIE and MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect PC’s economic performance through its majority representation of PC; therefore, PC is consolidated by MYND.

The Company holds a variable interest in the entities, which contract with physicians and other health professionals in order to provide telepsychiatry services to Arcadian Services. The entities are considered variable interest entities since they do not have sufficient equity to finance their activities without additional financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of the entities and funds and absorbs all losses of the VIE.

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

Cash

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000. At March 31, 2018 cash exceeds the federally insured limit by $2,294,100. The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

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

The changes in carrying amounts of the debt acquired through acquisition for the six months ended March 31, 2018 were as follows:

Beginning balance as of acquisition date (November 13, 2017)	$555,000
Accretion of debt discount	14,000
Ending balance (March 31, 2018)	$569,000

The long-term borrowings noted above were fair valued in connection with the business combination will not be adjusted to fair valued going forward.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer. Allowances are provided for specific receivables deemed to be at risk for collection which as of March 31, 2018 and September 30, 2017 were $2,200 and $1,000, respectively.

Property and Equipment

Property and Equipment, which are recorded at cost, consist of office furniture and equipment which are depreciated, over their estimated useful lives on a straight-line basis. The useful lives of these assets are estimated to be between three and five years. Depreciation expense on furniture and equipment for the three months ended March 31, 2018 and 2017 was $15,600 and $2,900, respectively. Depreciation expense on furniture and equipment for the six months ended March 31, 2018 and 2017 was $28,000 and $3,600, respectively. Accumulated depreciation at March 31, 2018 and September 30, 2017 was $116,900 and $84,200, respectively.

Long-Lived Assets

As required by ASC 350-30 - Intangibles — Goodwill and other, the Company reviews the carrying value of its long-lived assets at least annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the three and six months ended March 31, 2018 and 2017.

Intangible Assets

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the consolidated balance sheets. Capitalized software development costs are amortized over three years. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life. At March 31, 2018, the Company had $82,200 in capitalized software development costs. Amortization for the three months ended March 31, 2018 and 2017 was $6,700 and $6,700. Amortization for the six months ended March 31, 2018 and 2017 was $13,400 and $13,400. Accumulated amortization on the intellectual property was $42,500 and $29,100 at March 31, 2018 and September 30, 2017 respectively.

On November 23, 2011, the Company acquired intellectual property in the form of transcranial magnetic stimulation (TMS) biomarkers at a cost of $21,200 which was recorded at cost and is being amortized over its estimated useful life of 10 years on a straight-line basis. Amortization for the three months ended March 31, 2018 and 2017 was $500 and $500 respectively. Amortization for the six months ended March 31, 2018 and 2017 was $1,000 and $1,100 respectively. Accumulated amortization on the intellectual property was $13,400 and $11,300 at March 31, 2018 and at September 30, 2017, respectively.

On November 13, 2017, the Company acquired customer relationship and tradename intangibles in connection with the Arcadian Services acquisition of $109,000 which was recorded at fair value and is being amortized over its estimated useful life of four years on a straight-line basis. Amortization for the three months ended March 31, 2018 and 2017 was $6,500 and $0, respectively. Amortization for the six months ended March 31, 2018 and 2017 was $10,200 and $0, respectively. Accumulated amortization on the intellectual property was $10,200 and $0 at March 31, 2018 and September 30, 2017, respectively.

The expected amortization of the intangible assets, as of March 31, 2018, for each of the next five years is as follows:

For the fiscal years ending September 30,
2018 (for the remaining six months)	$32,400
2019	51,600
2020	29,400
2021	29,400
2022	3,500
Total	$146,300

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill and intangible assets with indefinite useful lives.

Goodwill was $1,386,800 and $0 as of March 31, 2018 and September 30, 2017, respectively.

The Company reviews goodwill for impairment annually and whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company tests its goodwill each year on September 30th. At March 31, 2018, the Company did not record any Goodwill impairment.

Accrued Compensation

Accrued compensation consists of accrued vacation pay, accrued bonuses granted by the Board but not paid, and accrued pay due to staff members.

Accrued compensation – related parties consists of accrued vacation pay, accrued bonuses granted by the Board but not paid for officers and directors.

Deferred Revenue

Deferred revenue represents cash collected in advance of services being rendered but not earned as of March 31, 2018 and September 30, 2017. This represents a philanthropic grant for the payment of PEER Reports ordered in a clinical trial for a member of the U.S. Military, a veteran or their family members, the cost of which is not covered by other sources. These deferred revenue grant funds total $170,900 and $45,900 as of March 31, 2018 and September 30, 2017, respectively.

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

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the three months ended March 31, 2018 and 2017 advertising expenses were $97,500 and $4,500, respectively. For the six months ended March 31, 2018 and 2017 advertising expenses were $248,500 and $4,500, respectively.

Stock-Based Compensation

The Company accounts for employee stock options in accordance with ASC Topic 718, Compensation-Stock Compensation. For stock options issued to employees and directors we use the Black-Scholes option valuation model for estimating fair value at the date of grant. For stock options issued for services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC Topic 505-50, Equity, or ASC 505-50, as amended. Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these options, as calculated using the Black-Scholes option valuation model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options or warrants are fully vested.

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

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation. The Company is currently evaluating the impact of the Tax Cuts and Job Act on its condensed consolidated financial statements and related disclosures for Fiscal 2018 and cannot be determined with certainty at this time because of a blended rate. Any impact against the Company’s gross deferred tax asset will be offset by a 100% valuation allowance, therefore the Company expects no material impact on its consolidated financial statements. The Company will continue to review the components of the Tax Cuts and Job Act and its related regulations and evaluate their impact to its consolidated financial statements and related disclosures for the year ended September 30, 2018.

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

Noncontrolling Interest

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and variable interest entities (VIEs) in which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests in the Company’s consolidated entities. The amount of net income (loss) attributable to noncontrolling interests for the three and six months ended March 31, 2018 was $0. There were no equity or losses attributable to these noncontrolling interests for the three and six months ended March 31, 2018.

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable, net, is as follows:

	March 31,	September 30,
	2018	2017
Accounts receivable	$220,800	$7,500
Allowance for doubtful accounts	(2,200)	(1,000)
Accounts receivable, net	$218,600	$6,500

4.	LONG - TERM BORROWINGS AND OTHER NOTE PAYABLES

Debt assumed from Arcadian Services

As a result of the acquisition of Arcadian Services, the Company guaranteed Arcadian Services' then outstanding debt obligations totaling $700,000 owed to Ben Franklin Technology Partners of Southeastern Pennsylvania ("BFTP"). The maturity date for the debt is September 30, 2021 and interest accrues at an 8% annual rate.  Unpaid interest of $118,200 as of March 31, 2018 is classified as long-term in the accompanying condensed consolidated balance sheet because interest is not due until maturity. The Company recorded the debt at its fair value as the result of a discount of $130,900 as of March 31, 2018 attributable to the difference between the market interest rate and the stated interest rate on the debt. Interest expense related to the accretion of debt discount for the three and six months ended March 31, 2018 was $9,400 and $14,000, respectively.

A balloon payment of $700,000 plus interest will be made on the scheduled maturity date of September 30, 2021.

Other Notes Payable

Note Payable - finance company, principal is payable over thirty-six equal payments of $1,200 through May 8, 2018. Interest is payable monthly on the unpaid balance at 19% per annum. The outstanding balance was paid in full on May 8, 2018.

Loan payable to a vendor, principal payments of $5,000 per month, together with interest computed at 6% per annum. Maturity date is April 30, 2018. The outstanding balance was paid in full on May 8, 2018.

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

For the three and six months ended March 31, 2018, the Company incurred transaction costs of $0 and $438,600 in connection with the Arcadian Services acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

Unaudited Pro Forma Financial Information

The following unaudited pro forma statement of operations data presents the combined results of operations for the three and six months ended March 31, 2018 and the three and six months ended March 31, 2017 as if the acquisition of Arcadian Telepsychiatry Services LLC had taken place on October 1, 2016, as well as the results of the acquired business included in our unaudited financial information for the three and six months ended March 31, 2018. The unaudited pro forma financial information includes the effects of certain adjustments, including the amortization of acquired intangibles and the associated tax effect and the elimination of the Company’s and the acquiree’s non-recurring acquisition related expenses.

The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisitions been consummated at October 1, 2016 nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

	For Three Months Ended March 31,		For Six Months Ended March 31,
	2018	2017	2018	2017
Revenues	$459,900	$282,300	$727,200	$541,500
Net income (loss)	$(2,659,600)	$(1,544,500)	$(5,605,300)	$(3,333,500)
Basic and diluted loss per share:	$(0.61)	$(0.65)	$(1.29)	$(1.49)

Outstanding at Weighted average shares outstanding	4,362,564	2,372,394	4,347,745	2,236,728

6.	STOCKHOLDERS’ EQUITY

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

Subsequent to March 31, 2018, the Company has issued purchase notices to Aspire Capital to purchase 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million. The Company has issued purchase notices under the Equity Line of Credit to Aspire Capital for the total number of shares subject to the current registration statement covering the resale of shares thereunder. The Company intends to enter into an updated agreement with Aspire Capital to provide for a continuation of its ability to draw upon the resource.

The issuance of shares of common stock that may be issued from time to time to Aspire Capital under the Purchase Agreement are exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Variable Interest Entities (VIE)

On November 13, 2017, Arcadian Services entered into a management and administrative services agreement with Arcadian Telepsychiatry PA, which is located in Texas, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, PA is determined to be a Variable Interest Entity and MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect PA’s economic performance through its majority representation of the PA; therefore, PA is consolidated by MYnd. As of March 31, 2018, PA owns no percentage of MYnd.

On November 13, 2017, Arcadian Services entered into a management and administrative services agreement with Arcadian Telepsychiatry P.C., which is located in Pennsylvania, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, PC is determined to be a Variable Interest Entity and MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect PC’s economic performance through its majority representation of the PC; therefore, PC is consolidated by MYND. As of March 31, 2018, PC owns no percentage of MYnd.

Common and Preferred Stock

As of March 31, 2018, the Company was authorized to issue to 265,000,000 shares of stock of which 250,000,000 shares were Common Stock, and 15,000,000 shares were preferred stock.

As of March 31, 2018, 4,364,311 shares of Common Stock were issued and outstanding. 1,050,000 shares of preferred stock were issued or outstanding.

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

Underwritten Public Offering

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million. In the offering, the Company sold 1,675,000 shares of Common Stock and accompanying warrants to purchase up to 1,675,000 shares of Common Stock (the “Public Warrants”), at a combined public offering price of $5.25 per share and accompanying Public Warrant, for a total offering size of $8,793,750. The Public Warrants were immediately exercisable for one share of Common Stock at an exercise price of $5.25 per share, subject to adjustments, and will expire five years after the issuance date. In connection with the offering, the Company granted the representative of the underwriters a 45-day option to purchase up to 251,250 additional shares of Common Stock and/or Warrants to cover over-allotments, if any. On August 24, 2017 the underwriters exercised their option and purchased 213,800 common stock warrants for $0.01 per warrant. The warrants were immediately exercisable for one share of common stock at an exercise price of $5.25 per share, subject to adjustments, and will expire five years after the issuance date.

As part of the underwritten public offering on July 19, 2017, the Company issued 134,000 common stock warrants to the underwriters as part of the services performed by them in connection with the underwritten public offering.

On August 23, 2017, the Company issued 213,800 common stock warrants to underwriters as part of the overallotment attributed to the July 2017 underwritten public offering. Gross proceeds amounted to $2,100 for the purchase of the common stock warrants.

Stock-Option Plans and Stock-Based Compensation

2006 Stock Incentive Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the Board. A total of 3,339 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of March 31, 2018, zero options were exercised and there were 1,513 option shares outstanding under the amended 2006 Plan. The outstanding options have exercise prices to purchase shares of Common Stock ranging from $2,400 to $5,760 per share.

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

At the 2017 Annual Meeting of Stockholders of the Company, held on August 21, 2017 (the “2017 Annual Meeting”), the holders of the Company’s common stock voted to amend the Company’s 2012 Plan to increase: (i) the total number of shares of common stock, par value $0.001 per share ("Common Stock"), available for grant under the 2012 Plan (subject to the overall limits described in clause (ii) below) from 550,000 shares to an aggregate of 975,000 shares; (ii) the aggregate limitation on authorized shares available for grant under the 2012 Plan, following any increases pursuant to the evergreen provision, from 885,781 shares to 1,570,248 shares and (iii) the annual individual award limits under the 2012 Plan to 150,000 shares of Common Stock (subject to adjustment in accordance with the 2012 Plan);

At the 2018 Annual Meeting of Stockholders of the Company, held on April 4, 2018 (the “2018 Annual Meeting”), the holders of the Company’s common stock voted to amend the 2012 Plan to increase (i) the total number of shares of Common Stock available for grant under the 2012 Plan (subject to the overall limited described in clause (ii) below) from 1,072,500 shares to an aggregate of 1,500,000 shares and (ii) the aggregate limitation on the authorization shares available for grant under the 2012 Plan, following any increases pursuant to the evergreen provision, from 1,570,248 shares to 2,200,000 shares.

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

On July 26, 2017, the Compensation Committee of the Board granted options to purchase 5,000 shares of the Company’s Common Stock under the 2012 Plan to a staff member. These options vest based on certain milestones being met. The exercise price of the options was the closing price on the OTC-QB of the Company’s Common Stock on the date of grant which was $4.15 per share.

On July 27, 2017, the Compensation Committee of the Board granted options to purchase 5,000 shares of the Company’s Common Stock under the 2012 Plan to a staff member. These options vest based on certain milestones being met. The exercise price of the options was the closing price on the OTC-QB of the Company’s Common Stock on the date of grant which was $7.25 per share.

On July 31, 2017, the Compensation Committee of the Board granted options to purchase 10,000 shares of the Company’s Common Stock under the 2012 Plan to a staff member. These options vest based on certain milestones being met. Exercise price of the options was the closing price on the OTC-QB of the Company’s Common Stock on the date of grant which was $3.81 per share.

On August 21, 2017, the award was granted, and approved by the board of directors of the Registrant, subject to stockholder approval of an amendment to a provision of the Registrant's Plan, pursuant to the Agreement. The Registrant's stockholders approved the amendment to the provision of the Plan granted options to purchase 50,000 shares of Common Stock under the 2012 Plan at an exercise price of $4.16 per share to Robin L. Smith, M.D., the Chairman of the Company’s board.

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

On December 18, 2017, the Board granted options to purchase 5,000 shares of common stock under the 2012 Plan to each of the three staff members, with an exercise price of $3.74. These options vest based on certain milestones being met.

On January 2, 2018, the Board granted options to purchase 5,000 shares of common stock under the 2012 Plan to one staff member, with an exercise price of $3.37. These options vest based on certain milestones being met.

As of March 31, 2018, options to purchase 552,546 shares of Common Stock were outstanding under the 2012 Plan with exercise prices ranging from $3.60 to $600.00 per share, with a weighted average exercise price of $6.77 per share. Additionally, 280,250 restricted shares of Common Stock have been granted under the 2012 Plan, leaving 239,704 shares of Common Stock available to be awarded.

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying unaudited condensed consolidated statements of operations for the six months ended March 31, 2018 and 2017 is as follows:

	Six Months Ended March 31
	2018	2017
Stock-based compensation expense by type of award:
Stock options	$303,100	$562,000
Restricted stock	289,900	426,900
Total stock-based compensation expenses	$593,000	$988,900

Stock-based compensation expense by line item:
Research	$—	$8,700
Product development	100	190,400
Sales and marketing	100	46,900
General and administrative	592,800	742,900
Total	$593,000	$988,900

Total unrecognized stock compensation expense as of March 31, 2018 amounted to $822,000.

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	March 31
	2018		2017
Type of Award:	Unrecognized Expense, net of estimated forfeitures	Weighted average Recognition Period (in years)	Unrecognized Expense, net of estimated forfeitures	Weighted average Recognition Period (in years)
Stock Options	$682,900.53		$466,200	6.91
Restricted Stock	$139,100	0.48	$438,300.50
Total	$822,000.52		$904,500	3.84

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2017	554,083	$16.14	8.29	$11,340
Granted	75,000	3.82	—	—
Exercised	—	—	—	—
Forfeited or expired	(75,024)	6.73
Outstanding at March 31, 2018	554,059	$15.75	8.17	$—

There are 389,511 options vested and 164,548 unvested as of March 31, 2018; there are 350,812 options vested and 203,271 options unvested as of September 30, 2017;

Following is a summary of the restricted stock activity for the six months ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2017	222,750	$5.31
Granted	57,500	3.88
Forfeited	—	—
Outstanding at March 31, 2018	280,250	$5.02

There are 237,834 shares of restricted stock vested and 42,416 unvested as of March 31, 2018; there are 167,708 shares of restricted stock vested and 55,042 unvested as of September 30, 2017;

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

The range of Black-Scholes option-pricing model assumption inputs for all the valuation dates are in the table below:

	Three Months Ended March 31, 2018		Six Months Ended March 31, 2018
	Low	High	Low	High
Annual dividend yield	—%	—%	—%	—%
Expected life (years)	5	5	5	5
Risk-free interest rate	2.25%	2.25%	1.99%	2.87%
Expected volatility	209.84%	209.84%	209.77%	210.39%

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

Warrants to Purchase Common Stock

There were 5,617,481 and 4,567,672 warrants outstanding with a weighted average exercise price of $4.74 and $5.30 as of March 31, 2018 and September 30, 2017, respectively.

Following is a summary of the status of warrants outstanding at March 31, 2018:

Exercise Price	Number of Shares		Expiration Date	Weighted Average Exercise Price

$2.34	1,050,000	(1)	03/2023	$2.34
5.25	2,539,061	(2)	07/2022	5.25
5.25	1,675,000	(3)	07/2022	5.25
5.25	213,800	(4)	07/2022	5.25
6.04	134,000	(5)	07/2022	6.04
10.00	4,000	(6)	06/2021	10.00
$55.00	1,620		06/2018 – 03/2019	55.00
Total	5,617,481			$4.74

(1)	On March 29, 2018, the Company sold an aggregate of 1,050,000 units for $2.00 per Unit each consisting of one share of newly-designated Series A Preferred Stock, and one warrant in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million. The private placement closed on March 29, 2018. The closing price per share of the Common Stock on the Nasdaq Stock Market on March 29, 2018 was $1.19 per share. For more detail on the private placement, please refer to the “Private Placement of A Preferred Stock with Warrant” sections of Note 6. Stockholders’ Equity to the Condensed Consolidated Financial Statements.

(2)	On July 13, 2017, the Company declared a special dividend of warrants to purchase shares of the Company’s common stock to record holders of Common Stock as of such date. Warrants to purchase 2,539,061 shares of Common Stock were distributed pro rata to all holders of common stock on the record date. These warrants will be exercisable (in accordance with their terms) to purchase one share of common stock, at an exercise price of $5.25 per share. The warrants will become exercisable commencing not less than 12 months following their July 27, 2017 distribution date and will expire five years thereafter.

(3)	On July 19, 2017, the Company issued 1,675,000 shares of Common Stock and accompanying Warrants to purchase up to 1,675,000 shares of Common Stock in connection with an underwritten public offering.

(4)	On August 23, 2017, the Company issued 213,800 common stock warrants to underwriters as part of the overallotment attributed to the July 2017 underwritten public offering.

(5)	As part of the underwritten public offering on July 19, 2017, the Company issued 134,000 common stock warrants to the underwriters as part of the services performed by them in connection with the underwritten public offering.

(6)	On June 10, 2016, we issued two warrants, pursuant to a Finder’s Fee Agreement with Maxim Group LLC, to purchase in aggregate 4,000 shares of Common Stock following the introduction of an accredited investor who entered into a Second Amended Note and Warrant Purchase Agreement in the principal amount of $200,000. Each warrant is exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that is forty-five (45) days following the date on which the daily closing price of shares of the Company’s Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company’s Common Stock is traded or listed) exceeds $50.00 for at least ten (10) consecutive trading days. In connection therewith, the Company will promptly notify the Note Warrant holders in the event that the daily closing price of the Company’s shares of Common Stock exceeds $50.00 for at least ten (10) consecutive trading days. Pursuant to the Finder’s Fee Agreement, Maxim was also paid $20,000 cash for their efforts.

7.	CONVERTIBLE PREFERRED STOCK

On March 29, 2018, the Company sold an aggregate of 1,050,000 units for $2.00 per Unit, each consisting of one share of newly-designated Series A Preferred Stock, par value $0.001 per share and one Warrant to purchase one share of Common Stock, par value $0.001 per share for $2.34 per share in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million (the “Financing”). The closing price per share of the Common Stock on the Nasdaq Stock Market on March 29, 2018 was $1.19 per share.

The Warrants will be exercisable for a period of five years for an exercise price of $2.34. The exercise price is subject to adjustment for stock splits, stock dividends, combinations or similar events. The Warrants may not be exercised on a cashless basis.

John Pappajohn and Peter Unanue, directors of the Company, purchased $1,000,000 and $100,000 of the Units, respectively. Mary Pappajohn, the spouse of John Pappajohn, purchased $1,000,000 of the Units.

Dividends.

Shares of the Series A Preferred Stock will be entitled to receive cash dividends at the rate of five percent (5.00%) of the Original Series A Issue Price per annum, payable out of funds legally available therefor. Such dividends shall (i) accrue on shares of Series A Preferred Stock from the date of issuance of such shares, (ii) be cumulative, and (iii) be payable only (A) when, as and if declared by the Board of Directors, (B) upon the occurrence of a Liquidation Event or a Deemed Liquidation Event (whether or not such dividends have been declared) and (C) “in kind” upon a conversion of the Series A Preferred Stock. The value of Common Stock for purposes of determining shares issuable upon a payment in kind shall not be less than the original issue price of the Series A Preferred Stock.

Voting Rights.

Each holder of a share of Series A Preferred Stock shall have the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted (with any fractional share determined on an aggregate conversion basis being rounded down to the nearest whole share). The holders shall be entitled to vote as a class on certain significant or corporate actions.

Rank.

With respect to distributions upon a Liquidation Event (as defined below), the Series A Preferred Stock shall rank senior to the Common Stock and to each other class of the Company’s capital stock existing now or hereafter created that are not specifically designated as ranking senior to the Series A Preferred Stock.

Liquidation Preference.

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company or such subsidiaries the assets of which constitute all or substantially all of the assets of the business of the Company and its subsidiaries, taken as a whole (“Liquidation Event”), the holders of shares of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution in such Liquidation Event to the holders of any junior securities, including the Common Stock, by reason of their ownership thereof, an amount per share equal to the Series A Liquidation Preference for each outstanding share of Series A Preferred Stock then held by them. After the payment or setting apart of payment of the full preferential amounts required to be paid to the holders of shares of Series A Preferred Stock, the remaining assets and funds legally available for distribution to the Company’s stockholders shall be distributed among the holders of the shares of Common Stock ratably on a per-share basis.

Consolidation; Merger.

A (i) consolidation or merger of the Company with or into any other entity in which the stockholders of the Company immediately prior to such transaction do not own a majority of the voting capital stock of the surviving entity, (ii) sale, lease, transfer, exclusive license, conveyance or disposition of all or substantially all of the assets of the Company, or (iii) the effectuation by the Company of a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of (each of (i), (ii) and (iii), a “Deemed Liquidation Event”), will each be deemed to be a Liquidation Event within the meaning of the Certificate of Designation, unless elected otherwise by vote of the Required Holders. Any securities to be delivered to the stockholders pursuant to a Deemed Liquidation Event will be valued at fair market value.

Conversion.

Each Holder of shares of Series A Preferred Stock shall have the right (the “Conversion Right”), at any time and from time to time, at such holder’s option, to convert all or any portion of such holder’s shares of Series A Preferred Stock into fully paid and non-assessable shares of Common Stock. Upon a holder’s election to exercise its Conversion Right, each share of Series A Preferred Stock for which the Conversion Right is exercised shall be converted into such number of shares of Common Stock as is determined by dividing the Original Purchase Price by the conversion price for the Series A Preferred Stock at the time in effect.

In connection with the Financing, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors, requiring the Company to register the resale of the shares of Common Stock underlying the preferred stock and the Warrants. Under the Registration Rights Agreement, holders of a majority of the registrable securities then outstanding (the “Majority Holders”) may by a written Demand Notice to the Company (a “Demand Notice”) commencing six (6) months from the closing date, request the Company to effect the registration of all or part of the registrable securities owned by such Majority Holders and their respective affiliates on a Registration Statement on Form S-3. The Company has agreed to use its reasonable best efforts to cause such registration and/or qualification to be complete as soon as practicable, but in no event later than sixty (60) days, after receipt of the Demand Notice.

The shares of Series A Preferred Stock were offered and sold in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), set forth under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, relating to sales by an issuer not involving any public offering and in reliance on similar exemptions under applicable state laws. Each purchaser represented that it is an accredited investor and that it acquired the Series A Preferred Stock and Warrants for investment purposes only and not with a view to any resale, distribution or other disposition of such securities in violation of the United States federal securities laws.

On April 30, 2018, the Company entered into the First Amended Subscription Agreement for Shares of Series A Preferred Stock and Common Stock Purchase Warrants (the “Amended Agreement”) with John Pappajohn and Mary Pappajohn (each an “Investor”, and collectively the “Investors”), which provides for the issuance, as of the date of the Original Agreement, of an aggregate of 500,000 Shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Convertible Preferred Stock”), in lieu of the same number of Shares of Series A Convertible Preferred Stock that the Company had originally agreed to issue to the Investors. The Series A-1 Convertible Preferred Stock will have substantially the same rights and preferences as the Shares of Series A Preferred Stock, except that the Shares of Series A-1 Convertible Preferred Stock are non-voting and cannot be converted into Common Stock by an Investor if, as a result of such conversion, such Investor would beneficially own greater than 19.9% of the outstanding shares of Common Stock. Additionally, the Warrants were amended to provide that they would not be exercisable by an Investor if, following any such exercise, such Investor would beneficially own greater than 19.9% of the outstanding shares of Common Stock.

8.	INCOME TAXES

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, the Company has analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified U.S. Federal and California as our major tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2014 through 2016 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2013 through 2016 California Franchise Tax Returns.  We have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Deferred taxes have been recorded on a net basis in the accompanying balance sheet. The Act reduces the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018. During the three months ended March 31, 2018, the Company recorded a $6.2 million tax expense representing the detriment of remeasuring its U.S. deferred tax assets at the lower 21% statutory tax rate, as well as a corresponding full valuation allowance for the same amount resulting in no impact to our Statement of Operations. As of March 31, 2018, the Company had gross Federal net operating loss carryforwards of approximately $51.4 million or $10.8 million tax effected and State gross net operating loss carryforwards of approximately $33.5 million or $2.0 million tax effected, both tax effected. Both the Federal and State net operating loss carryforwards will begin to expire in 2022 and 2018 respectively. Our ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

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

DCA Agreement

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates, an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. Effective August 2015, DCA was engaged at a fee of $10,000 per month. From August 2015 through February 2017, DCA has been paid $170,000. The Decision Calculus Associates (“DCA”) contract was renewed at $3,000 a month effective March 1, 2017. The Company incurred fees of $9,000 and $3,000 for the three months ended March 31, 2018 and 2017, respectively. The Company incurred fees of $18,000 and $33,000 for the six months ended March 31, 2018 and 2017, respectively.

Hooper Holmes Agreement

In 2016, we entered into an agreement with Hooper Holmes Inc, in which Dr. Smith, our Chairman of the Board, became an advisory member of its board as of March 16, 2017, and in which Mr. Pappajohn, our director, has participated in equity raises to become the beneficial owner of a greater than 10% interest. Hooper Holmes performs EEGs nationwide to patients who wish to obtain a PEER report. The Company incurred $54,300 and $0 for these services during the three months ended March 31, 2018 and 2017, respectively. The Company incurred $90,700 and $0 for these services during the six months ended March 31, 2018 and 2017, respectively. See “Note 6- Stockholders’ Equity”.

10.	LOSS PER SHARE

In accordance with ASC 260-10, basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  For the three and six-month periods ended March 31, 2018 and 2017, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three and six-month periods ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Net loss for computation of basic and diluted net loss per share:
Net loss	$(2,659,600)	$(1,452,000)
Basic and diluted net loss per share:
Basic and diluted net loss per share	$(0.61)	$(0.61)
Basic and diluted weighted average shares outstanding	4,362,564	2,372,394

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Warrants	5,617,481	7,032
Restricted common stock	280,250	143,750
Options	554,059	334,428
Total warrants and options	6,451,790	485,210

	Six Months Ended March 31,
	2018	2017
Net loss for computation of basic and diluted net loss per share:
Net loss	$(5,429,000)	$(2,892,200)
Basic and diluted net loss per share:
Basic and diluted net loss per share	$(1.25)	$(1.29)
Basic and diluted weighted average shares outstanding	4,347,745	2,236,728

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Warrants	5,617,481	7,093
Restricted common stock	280,250	143,750
Options	554,059	329,766
Total warrants and options	6,451,790	480,609

11.   COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

The Company is not currently party to any legal proceedings, the adverse outcome of which, in the Company’s management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position.

Lease Commitments

The Company’s policy is to account for the lease expense on the straight–line method.

The Company’s Headquarters and Neurometric Services business is located at 26522 La Alameda, Suite 290, Mission Viejo, CA 92691, which is 2,290 square feet in size. The lease period commenced on February 1, 2016 and terminated on January 31, 2018. The rent for the first four months was $2,290 per month, which was abated by 50%; for months 5 through 12 the rent increased to $4,580 per month and for the final 12 months the rent increased by 5% to $4,809 per month. On October 31, 2017 we signed a First Amendment to our initial lease, lease period commenced on February 1, 2018 and terminates on January 31, 2019. The rent for the twelve month period is $5,267 per month.

On February 2, 2016, we signed a 23.5 months lease for 1,092 square feet of office space to house our EEG testing center. The premises are located at 25201 Paseo De Alicia, Laguna Hills, CA 92653. The lease period commenced on February 15, 2016 and terminated on January 31, 2018. The rent for first half month of February was prorated at $928; for the next 11 months the rent was $1,856 per month, and for the remaining twelve months the rent increased by 3% to $1,911 per month. On November 10, 2017 we signed a First Amendment to our initial lease, lease period commenced on February 1, 2018 and terminates on January 31, 2019. The rent for the twelve-month period is $2,129 per month. Additionally, we expanded into premises which are located at 25231 Paseo De Alicia, Laguna Hills, CA 92653. The lease period commenced on December 1, 2017 and terminates on January 31, 2019. The rent for the fourteen-month period is $3,270 per month.

On August 1, 2017, we signed a four-month lease for two offices to be used for EEG testing in the New York area. The premises are located at 420 Lexington Avenue, Suite 350, New York, New York 10170. The lease period commenced on August 1, 2017 and terminated on December 31, 2017. The rent was $4,500 per month, with a first and last month lease fee of $9,000 which was due upon signing. On December 27, 2017 we signed a month to month for two offices to be used for EEG testing in the New York area. The premises are located at 420 Lexington Avenue, Suite 300, New York, New York 10170. The rent will be $4,995 per month, with security deposit including first month due on signing of $13,483.

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

On November 13, 2017, Arcadian Services assumed a sublease for a three year term for 2250 square feet. The premises are located at 7241 Hollywood Road, Fort Washington, Pennsylvania 19034. The lease terminated on December 31, 2017 and the rent is $2,500 a month. On January 2, 2018, Arcadian Services was granted a two month extension until February 28, 2018 with a monthly rent rate of $2,500. This lease expired on February 28, 2018.

On January 29, 2018, Arcadian Services signed a two year lease for 2,338 square feet. The premises are located at 1300 Virginia Drive, Suite 110, Fort Washington, PA 19034. The lease period commences on March 1, 2018 and terminates on February 28, 2020. The rent for the first twelve months of the lease is $3,312 and for the last twelve months of the lease the rent is $3,410. Arcadian Services paid a security deposit of $3,312 upon signing.

The Company incurred rent expense of $60,000 and $18,200 for the three months ended March 31, 2018 and 2017, respectively. The Company incurred rent expense of $104,800 and $36,500 for the six months ended March 31, 2018 and 2017, respectively.

12.   SUBSEQUENT EVENTS

The Aspire Capital Equity Line of Credit

Subsequent to March 31, 2018, the Company has issued purchase notices to Aspire Capital to purchase 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million. The Company has issued purchase notices under the Equity Line of Credit to Aspire Capital for the total number of shares subject to the current registration statement covering the resale of shares thereunder. Accordingly, the Company is considering the most efficient and beneficial course of action to continue access to capital financing, including but not limited to an Aspire Equity Line of Credit.

Amendment to Chairman’s Agreement

On April 20 2018, the Company reported that, the Company and Robin L. Smith MD, the Chairman of the Board of Directors agreed to amend the Chairman Services Agreement, dated as of July 14, 2017 (the “Chairman Amendment”). On April 24, 2018, Dr. Smith and the Company agreed to a correction to the Chairman Amendment by a second amendment to provide that Dr. Smith’s annual cash fee for the 2018 calendar year be reduced from $300,000 to $250,000. This change is retroactive to January 1, 2018. Further, pursuant to the Chairman Amendment, Dr. Smith was granted an option on April 16, 2018 to purchase 50,000 shares of common stock (rather than 150,000 shares) under the Company’s 2012 Plan, which will not be terminated if Dr. Smith is no longer affiliated with the Company. The options granted under the Chairman Amendment will vest on the date of the grant.

Amendment to Chief Executive Officer’s Agreement

On April 19, 2018, the Company and George C. Carpenter, IV, the Chief Executive Officer of the Company, entered into an amendment to his Employment Agreement, dated as of September 7, 2007 (the “CEO Amendment”), pursuant to which Mr. Carpenter’s annual salary will be reduced from $270,000 to $206,250. This change is retroactive to April 13, 2018. Further, pursuant to the CEO Amendment, Mr. Carpenter was granted 34,380 restricted shares of common stock under the 2012 Plan. The shares granted under the CEO Amendment will vest quarterly. If the employee’s relationship with the Company is terminated, the above grant will be prorated. The modification will be reviewed by the parties on or before December 31, 2018.

Agreement with Maxim Group LLC

On April 2, 2018, the Company entered into an Advisory Agreement with Maxim Group LLC (“Maxim”) for general financial advisory and investment banking services. Maxim’s compensation under the agreement shall be 100,000 shares of the Company’s Common Stock, payable in one payment of 50,000 shares of Common Stock and five payments of 10,000 shares of Common Stock. The shares of Common Stock will have unlimited piggyback registration rights and the same rights afforded other holders of the Company’s Common Stock.

Convertible Preferred Stock

On April 30, 2018, the Company entered into the First Amended Subscription Agreement for Shares of Series A Preferred Stock and Common Stock Purchase Warrants (the “Amended Agreement”) with John Pappajohn and Mary Pappajohn (each an “Investor”, and collectively the “Investors”), which provides for the issuance, as of the date of the Original Agreement, of an aggregate of 500,000 Shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Convertible Preferred Stock”), in lieu of the same number of Shares of Series A Convertible Preferred Stock that the Company had originally agreed to issue to the Investors. The Series A-1 Convertible Preferred Stock will have substantially the same rights and preferences as the Shares of Series A Preferred Stock, except that the Shares of Series A-1 Convertible Preferred Stock are non-voting and cannot be converted into Common Stock by an Investor if, as a result of such conversion, such Investor would beneficially own greater than 19.9% of the outstanding shares of Common Stock. Additionally, the Warrants were amended to provide that they would not be exercisable by an Investor if, following any such exercise, such Investor would beneficially own greater than 19.9% of the outstanding shares of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three and six months ended March 31, 2018 and 2017, and our Annual Report on Form 10-K for the year ended September 30, 2017, filed with the U.S. Securities and Exchange Commission on December 29, 2017.

Forward-Looking Statements

This discussion summarizes the significant factors affecting the unaudited condensed consolidated operating results, financial condition and liquidity and cash flows of MYnd Analytics, Inc. (“we,” “us,” “our,” or the “Company”) for the six month periods ended March 31, 2018 and 2017. Except for historical information, the matters discussed in this management’s discussion and analysis or plan of operation and elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

●	our need for immediate additional funding to support our operations and capital expenditures;

●	our ability to successfully maintain listing of our shares of common stock on the Nasdaq Capital Market, particularity given recent notice that our stockholder equity is below the required level;

●	our history of operating losses;

●	our inability to gain widespread acceptance of our PEER Reports;

●	our inability to prevail in convincing the United States Food and Drug Administration (the “FDA”), that our rEEG or PEER Online service does not constitute a medical device and should, therefore, not be subject to regulations;

●	the possible imposition of fines or penalties by the FDA for alleged violations of its rules and regulations;

●	our new subsidiary in telebehavioral health may be harmed by evolving governmental regulation;

●	our new subsidiary’s business model requires work with affiliated professional entities not owned by the Company;

●	our new subsidiary may require an expanded and maintained network of certified professionals;

●	our revenue and prospects for profitability may be harmed;

●	our business may be subject to additional regulations in the future that could increase our compliance costs;

●	our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectation of analysts or investors;

●	our intellectual property position;

●	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

●	any negative or unfavorable media coverage;

●	our inability to generate and commercialize additional products and services;

●	our inability to comply with the substantial and evolving regulation by state and federal authorities, which could hinder, delay or prevent us from commercializing our products and services;

●	our inability to successfully compete against existing and future competitors;

●	delays or failure in clinical trials;

●	any losses we may incur as a result of litigation;

●	our inability to manage and maintain the growth of our business;

●	our inability to protect our intellectual property rights;

●	employee relations;

●	possible security breaches;

●	possible medical liability claims;

●	our ability to sell common stock to Aspire Capital Fund LLC under our current common stock purchase agreement;

●	possible personal injury claims in the future; and

●	our limited trading volume.

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

Working Capital

Since our inception, we have never been profitable and we have generated significant net losses. As of March 31, 2018, we had an accumulated deficit of $81.1 million, compared to accumulated deficit of $75.6 million as of September 30, 2017. We incurred operating losses of $5.4 million and $2.9 million for the six months ended March 31, 2018 and 2017, respectively, and incurred net losses of $5.4 million and $2.9 million for those respective periods.

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

As of March 31, 2018, our current assets of $2.8 million exceeded our current liabilities of $2.0 million by $0.8 million.

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

Convertible Preferred Stock

On March 29, 2018, the Company sold an aggregate of 1,050,000 units for $2.00 per Unit, each consisting of one share of newly-designated Series A Preferred Stock, par value $0.001 per share and one Warrant to purchase one share of Common Stock, par value $0.001 per share for $2.34 per share in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million. The private placement closed on March 29, 2018. The closing price per share of the Common Stock on the Nasdaq Stock Market on March 29, 2018 was $1.19 per share.

Shares of the Company’s Series A Preferred Stock will be entitled to receive cash dividends at the rate of five percent (5.00%) of the Original Series A Issue Price per annum, payable out of funds legally available therefor. Dividends will only payavle when and if declared or upon certain events.

The Warrants will be exercisable for a period of five years for an exercise price of $2.34. The exercise price is subject to adjustment for stock splits, stock dividends, combinations or similar events. The Warrants may not be exercised on a cashless basis.

The Company expects to use the proceeds of the Financing for general corporate purposes.

(1) For more details, please refer to section of Note 7. “Convertible Preferred Stock with Warrant” to the Condensed Consolidated Financial Statements.

Compliance with Nasdaq Continued Listing Requirement

On February 23, 2018, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not compliant with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because the Company’s stockholders’ equity, as reported in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2017, was below the required minimum of $2.5 million. Further, as of February 22, 2018, the Company did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. This notice of noncompliance has had no immediate impact on the continued listing or trading of the Company’s common stock on The Nasdaq Capital Market.

On May 9, 2018, the Company received a letter from Nasdaq granting the Company an extension through August 22, 2018 to regain compliance with Listing Rule 5550(b). No assurance can be given that the Company will be able to regain compliance prior to such date.

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

There have been no changes to our critical accounting policies as compared to the critical accounting policies disclosed in the Annual Report 10–K filed with the SEC on December 29, 2017.

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

Results of Operations for Three Months Ended March 31, 2018 and 2017

MYnd Analytics is focused on research and the commercialization of its PEER Reports through its Neurometric Services, as well as providing telehealth service through scheduling and videoconferencing that being accessible through a secure portal.

The following table presents consolidated statement of operations data for each of the periods:

Revenues

	Three months ended March 31,		Change
	2018	2017
Neurometric Services	$79,800	$31,900	$47,900
Telepsychiatry Services	380,100	—	380,100
Total Revenues	$459,900	$31,900	$428,000

The increase was primarily due to increased sales of PEER reports, as well as sales generated from Arcadian Services during the three months ended March 31, 2018.

Cost of Revenues

	Three months ended March 31,		Change
	2018	2017
Cost of Revenues	$298,300	$3,800	$294,500

Cost of revenues increased during the three months ended March 31, 2018, primarily due to our acquisition of Arcadian Services and labor cost to service our Telepsychiatry revenue.

Research

	Three months ended March 31,		Change
	2018	2017
Services Research	$73,400	$29,300	$44,100

Research expenses consist of payroll expenses, (including stock-based compensation), consulting fees, travel expenses, conference fees, and other miscellaneous costs listed as following:

		Three months ended March 31,		Change
		2018	2017
(1)	Salaries and benefit costs	$—	$2,200	$(2,200)
(2)	Consulting fees	69,800	24,800	45,000
(3)	Other miscellaneous costs	3,600	2,300	1,300
	Total Research	$73,400	$29,300	$44,100

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation, was zero for the three months ended March 31, 2018, primarily due to certain stock-based compensation fully vesting;

(2)	Consulting costs increased in the three months ended March 31, 2018 as a result of our Medical Officer assisting with the training of clinical trial investigators on the PEER Report allowing them to participate in trials, and consult with other physicians in the use and interpretation of the PEER Report; additionally on November 13, 2017 we entered into two consulting agreement for medical directors to provide consulting services for the telepsychiatry business; and

(3)	Other miscellaneous costs for the three months ended March 31, 2018 and 2017 were relatively unchanged.

Product Development

	Three months ended March 31,		Change
	2018	2017
Product Development	$342,200	$292,800	$49,400

Product development expenses consist of payroll costs, (including stock-based compensation), consulting fees, system development costs, conference fee, travel expenses, and miscellaneous costs which were as follows:

		Three months ended March 31,		Change
		2018	2017
(1)	Salaries and benefit costs	$140,700	$204,700	$(64,000)
(2)	Consulting fees	139,200	51,500	87,700
(3)	System development costs	46,800	17,700	29,100
(4)	Conference & Travel	3,700	7,800	(4,100)
(5)	Other miscellaneous costs	11,800	11,100	700
	Total Product Development	$342,200	$292,800	$49,400

(1)	Salaries and benefits decreased by $64,000 for the three months ended March 31, 2018, primarily due to certain stock-based compensation fully vesing. The remainder was due to hiring additional sales staff;

(2)	Consulting fees increased by $87,700 for the three months ended March 31, 2018, primarily due to services in relation to the upgrade of the Company’s cloud based sales platform and for a data science project to improve the Company’s algorithms for the production of an enhanced PEER report;

(3)	System development and maintenance costs increased by $29,100 during the three months ended March 31, 2018, primarily due to increased time in our contract system programmers for work on quality management initiatives, research support, transitioning to file sharing, and media management;

(4)	Conference and travel costs decreased by $4,100 during the three months March 31, 2018, primarily due to travel for the Canadian Armed Forces Trial; and

(5)	Other miscellaneous costs increased slightly by $700 for the three months ended March 31, 2018.

Sales and marketing

	Three months ended March 31,		Change
	2018	2017
Sales and Marketing	$638,000	$191,800	$446,200

Sales and marketing expense for the three months ended March 31, 2018 was $638,000, compared to $191,800 for the three months ended March 31, 2017.

Sales and marketing expenses consist of payroll and benefit costs, (including stock-based compensation), advertising and marketing expenses, consulting fees, and miscellaneous expenses.

		Three months ended March 31,
		2018	2017	Change
(1)	Salaries and benefit costs	$342,300	$76,700	$265,600
(2)	Consulting fees	95,100	91,300	3,800
(3)	Advertising and marketing costs	97,500	4,500	93,000
(4)	Conferences and travel costs	30,100	4,700	25,400
(5)	Other miscellaneous costs	73,000	14,600	58,400
	Total Sales and marketing	$638,000	$191,800	$446,200

(1)	Salaries and benefits for the three months ended March 31, 2018 increased by $265,600 from the 2017 period; primarily due to the hiring of new marketing sales staff which increased salaries and the remainder of was offset to stock-based compensation which all of the stock-based compensation expense had been recognized;

(2)	Consulting fees for the three months ended March 31, 2018 increased by $3,800. This difference was primarily due to an increase from prior period of $6,000 from renegotiating our contract with a consultant to $3,000 per month; offset by net increases in the number of other additional marketing consultants;

(3)	Advertising and marketing expenses for the three months ended March 31, 2018 was $93,000 directly related to Facebook advertising;

(4)	Conference and travel expenditures for the three months ended March 31, 2018 was $25,400 directly related to travel expense for the sales staff; and

(5)	Miscellaneous expenditures for the three months ended March 31, 2018 period increased by $58,400, primarily due to the Company opening PEER Centers in New York and Washington DC. Additional costs were incurred for rent and office supplies.

General and administrative

	Three months ended March 31,
	2018	2017	Change
General and administrative expenses	$1,740,900	$934,200	$806,700

General and administrative expenses consist of payroll and benefit costs, (including stock based compensation), legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference fees, and travel expenses.

		Three months ended March 31,
		2018	2017	Change
(1)	Salaries and benefit costs	$728,000	$455,100	$272,900
(2)	Consulting fees	364,200	116,700	247,500
(3)	Legal fees	44,300	142,600	(98,300)
(4)	Other professional fees	246,200	23,500	222,700
(5)	Patent costs	45,800	46,900	(1,100)
(6)	Marketing and investor relations costs	46,500	2,500	44,000
(7)	Conference and travel costs	26,100	62,100	(36,000)
(8)	Dues & subscriptions fees	49,700	20,400	29,300
(9)	Computer & web services	40,000	—	40,000
(10)	General admin and occupancy costs	150,100	64,400	85,700
	Total General and administrative costs	$1,740,900	$934,200	$806,700

(1)	Salaries and benefit expenses increased by $272,900 for the three months ended March 31, 2018 period. This increase was primarily due to $106,100 which was related to the acquisition of telepsychiatry management and staff; the remaining balance relates to new hiring general counsel and operations staff in the 2017 period, and offset with stock compensation which had become fully recognized;

(2)	Consulting fees increased by $247,500 for the three months ended March 31, 2018 period, including $31,500 as directors' fees, and $216,000 was related to operational and related consulting fees;

(3)	Legal fees decreased by $98,300 for the three months ended March 31, 2018 period. During the three months ended March 31, 2017, there was $49,400 legal fees associated with fund raising activities, $17,900 related to FDA Regulations and review and revisions to the Cooperative Research and Development Agreement with the providence of Ottawa (“CRADA”), and $31,100 related to legal fees for the review of the Aspire Capital Equity Purchase Agreement;

(4)	Other professional fees increased by $222,700 for the three months ended March 31, 2018 period. The majority of the increase was due to additional audit fees;

(5)	Patent costs decreased by $1,100 due to the timing and volume of patent and trademark applications and maintenance costs;

(6)	Marketing and investor relations costs increased by a net $44,000 for the three months ended March 31, 2018 period as we engaged public relations firms to enhance the Company’s presence in the media;

(7)	Conference and travel costs decreased by $36,000 for the three months ended March 31, 2018 period. The decrease related to the prior period of conferences attended, increased travel by our executive management for meetings with investors, healthcare payers and providers;

(8)	Dues and subscription costs increased by $29,300 for the three months ended March 31, 2018 period was due to additional licenses for our Salesforce platform;

(9)	Computer and web services increased by $40,000 for the three months ended March 31, 2018 period was due to CTO services related to our telepsychiatry business of $27,100 and ERM service and Cloud Hosting fees of $12,900; and

(10)	General administrative and occupancy costs increased by $85,700 for the three months ended March 31, 2018 period. The increase was primarily due to depreciation of fixed assets and amortization of intangible asset purchased; the remainder increase relates to increased operating cost.

Other income (expense)

	Three months ended March 31,		Change
	2018	2017
Interest expense	$(24,800)	$(1,400)	$(23,400)

●	Interest expense for the three months ended March 31, 2018 was $24,800 compared to $1,400 for the three months of March 31, 2017, the increase was due to interest expense on acquisition of the long term borrowing on telepsychiatry business;

Net Loss

	Three months ended March 31,		Change
	2018	2017
Loss, net	$(2,659,600)	$(1,452,000)	$(1,207,600)

Our net loss was $2.7 million for the three months ended March 31, 2018, compared to approximately $1.5 million for the same period ended March 31, 2017. Please refer to the analysis above.

Results of Operations for Six Months Ended March 31, 2018 and 2017

MYnd Analytics is focused on research and the commercialization of its PEER Reports through its Neurometric Services, as well as providing telehealth service through scheduling and videoconferencing that being accessible through a secure portal.

The following table presents consolidated statement of operations data for each of the periods:

Revenues

	Six months ended March 31,		Change
	2018	2017
Neurometric Services	$133,100	$54,100	$79,000
Telepsychiatry Services	448,800	—	448,800
Total Revenues	$581,900	$54,100	$527,800

The increase was primarily due to increased sales of PEER reports, as well as sales generated from Arcadian Services during the six months ended March 31, 2018.

Cost of Revenues

	Six months ended March 31,		Change
	2018	2017
Cost of Revenues	$383,200	$7,600	$375,600

Cost of revenues increased during the six months ended March 31, 2018, primarily due to increased revenue of services.

Research

	Six months ended March 31,		Change
	2018	2017
Services Research	$154,900	$60,900	$94,000

Research expenses consist of payroll expenses, (including stock-based compensation), consulting fees, travel expenses, conference fees, and other miscellaneous costs listed as following:

		Six months ended March 31,		Change
		2018	2017
(1)	Salaries and benefit costs	$—	$8,800	$(8,800)
(2)	Consulting fees	148,800	47,600	101,200
(3)	Other miscellaneous costs	6,100	4,500	1,600
	Total Research	$154,900	$60,900	$94,000

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation, was zero for the six months ended March 31, 2018, primarily due to certain stock-based compensation fully vesting;

(2)	Consulting costs increased in the six months ended March 31, 2018 as a result of a new consulting agreement with our Medical Officer to assist with the training of clinical trial investigators on the PEER Report allowing them to participate in trials, and consult with other physicians in the use and interpretation of the PEER Report; additionally on November 13, 2017 we entered into two consulting agreement for medical directors to provide consulting services for the telepsychiatry business; and

(3)	Other miscellaneous costs for the six months ended March 31, 2018 and 2017 were relatively unchanged.

Product Development

	Six months ended March 31,		Change
	2018	2017
Product Development	$611,400	$588,100	$23,300

Product development expenses consist of payroll costs, (including stock-based compensation), consulting fees, system development costs, conference fee, travel expenses, and miscellaneous costs which were as follows:

		Six months ended March 31,		Change
		2018	2017
(1)	Salaries and benefit costs	$265,100	$407,900	$(142,800)
(2)	Consulting fees	211,700	103,200	108,500
(3)	System development costs	82,800	33,200	49,600
(4)	Conference & Travel	14,600	15,100	(500)
(5)	Other miscellaneous costs	37,200	28,700	8,500
	Total Product Development	$611,400	$588,100	$23,300

(1)	Salaries and benefits decreased by $142,800 for the six months ended March 31, 2018, primarily due to certain stock-based compensation fully vesting. The remainder was offset by additional staff member in the third quarter of 2017;

(2)	Consulting fees increased by $108,500 for the six months ended March 31, 2018, primarily due to services in relation to the upgrade of the Company’s cloud based sales platform and for a data science project to improve the Company’s algorithms for the production of an enhanced PEER report;

(3)	System development and maintenance costs increased by $49,600 during the six months ended March 31, 2018 , primarily due to increased time in our contract system programmers for work on quality management initiatives, research support, transitioning to file sharing, and media management;

(4)	Conference and travel costs decreased by $500 during the six months March 31, 2018, primarily due to travel for the Canadian Armed Forces Trial ; and

(5)	Other miscellaneous costs increased by $8,500 for the six months ended March 31, 2018, primarily due to additional dues and subscription costs.

Sales and marketing

	Six months ended March 31,		Change
	2018	2017
Sales and Marketing	$1,305,200	$297,500	$1,007,700

Sales and marketing expense for the six months ended March 31, 2018 was $1,305,200, compared to $297,500 for the same periods ended 2017.

Sales and marketing expenses consist of payroll and benefit costs, (including stock-based compensation), advertising and marketing expenses, consulting fees, and miscellaneous expenses.

		Six months ended March 31,
		2018	2017	Change
(1)	Salaries and benefit costs	$589,400	$125,600	$463,800
(2)	Consulting fees	270,000	136,600	133,400
(3)	Advertising and marketing costs	248,600	4,500	244,100
(4)	Conferences and travel costs	55,700	4,700	51,000
(5)	Other miscellaneous costs	141,500	26,100	115,400
	Total Sales and marketing	$1,305,200	$297,500	$1,007,700

(1)	Salaries and benefits for the six months ended March 31, 2018 increased by $463,800 from the 2017 period; primarily due to the hiring of new marketing sales staff which increased salaries and the remainder was offset by stock-based compensation which all of the stock-based compensation expense had been recognized;

(2)	Consulting fees for the six months ended March 31, 2018 increased by $133,400. This difference was primarily due to the reduction of $15,000 from renegotiating our contract with a consultant to $3,000 per month; offset by net increases in the number of other additional marketing consultants.

(3)	Advertising and marketing expenses for the six months ended March 31, 2018 increased by $244,100 directly related to Facebook advertising;

(4)	Conference and travel expenditures for the six months ended March 31, 2018 increased by $51,000 directly related to travel expense for the sales staff; and

(5)	Miscellaneous expenditures for the six months ended March 31, 2018 period increased by $115,400, primarily due to the Company opening PEER Centers in New York and Washington DC. Additional costs were incurred for rent and office supplies.

General and administrative

	Six months ended March 31,
	2018	2017	Change
General and administrative expenses	$3,515,800	$1,955,900	$1,559,900

General and administrative expenses consist of payroll and benefit costs, (including stock based compensation), legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference fees, and travel expenses.

		Six months ended March 31,
		2018	2017	Change
(1)	Salaries and benefit costs	$1,430,800	$983,500	$447,300
(2)	Transaction fees	438,600	—	438,600
(3)	Consulting fees	562,300	169,600	392,700
(4)	Legal fees	78,900	372,600	(293,700)
(5)	Other professional fees	367,300	78,900	288,400
(6)	Patent costs	55,300	60,900	(5,600)
(7)	Marketing and investor relations costs	119,000	7,600	111,400
(8)	Conference and travel costs	82,800	88,400	(5,600)
(9)	Dues & subscriptions fees	95,000	47,800	47,200
(10)	Computer & web services	40,000	—	40,000
(11)	General admin and occupancy costs	245,800	146,600	99,200
	Total General and administrative costs	$3,515,800	$1,955,900	$1,559,900

(1)	Salaries and benefit expenses increased by $447,300 for the six months ended March 31, 2018 period. This increase was primarily due to $194,000 which were related to the acquisition of telepsychiatry management and staff; the remaining balance relates to new hiring general counsel and operations staff in the 2017 period, and offset with stock compensation which had become fully recognized;

(2)	Transaction fees in relation to Arcadian acquisition was $438,600 for the six months ended March 31, 2018 period.

(3)	Consulting fees increased by $392,700 for the six months ended March 31, 2018 period, including $166,500 as directors’ fees, and $226,100 was related to operational and related consulting fees;

(4)	Legal fees decreased by $293,700 for the six months ended March 31, 2018 period.The decrease was primarily due to during the six months ended March 31, 2017, there was a decrease from the prior period of $137,700 legal fees associated with fund raising activities, a decrease from prior period of $47,700 related to reverse stock split corporate action, a decrease from the prior period of $67,400 related to legal fees for the review of the Aspire Capital Equity Purchase Agreement, and a decrease from the prior period of $24,100 related to FDA Regulations and review and revisions to the CRADA, the remainder was related to a decrease in general legal costs;

(5)	Other professional fees increased by $288,400 for the six months ended March 31, 2018 period. The majority of the increase was due to additional audit fees;

(6)	Patent costs decreased by $5,600 due to the timing and volume of patent and trademark applications and maintenance costs;

(7)	Marketing and investor relations costs increased by $111,400 for the six months ended March 31, 2018 period as we engaged public relations firms to enhance the Company’s presence in the media;

(8)	Conference and travel costs decreased by $5,600 for the six months ended March 31, 2018 period. The increase was primarily due to conferences attended, increased travel by our executive management for meetings with investors, healthcare payers and providers;

(9)	Dues and subscription costs increased by $47,200 for the six months ended March 31, 2018 period was due to additional licenses for our Salesforce platform;

(10)	Computer and web services increased by $40,000 for the six months ended March 31, 2018 period was due to CTO services related to our telepsychiatry business of $27,100 and ERM service and Cloud Hosting fees of $14,700; and

(11)	General administrative and occupancy costs increased by $99,200 for the six months ended March 31, 2018 period. The increase was primarily due to depreciation of fixed assets and amortization of intangible asset purchased; the remainder increase relates to increased operating cost.

Other income (expense)

	Six months ended March 31,		Change
	2018	2017
Interest expense	$(38,500)	$(3,900)	$(34,600)

●	Interest expense for the six months ended March 31, 2018 was $38,500 compared to $3,900 for the three months of March 31, 2017, the increase was due to interest expense on acquisition of the long term borrowing on Arcadian Services;

Net Loss

	Six months ended March 31,		Change
	2018	2017
Loss, net	$(5,429,000)	$(2,892,200)	$(2,536,800)

Our net loss was $5,429,000 for the six months ended March 31, 2018, compared to approximately $2,892,200 for the same period ended March 31, 2017. Please refer to the analysis above.

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

As of March 31, 2018, we had an accumulated deficit of approximately $81.1 million compared to our accumulated deficit as of September 30, 2017, of approximately $75.6 million. Our management expects that with our proposed clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. The Company continues to explore additional sources of capital but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations.

As of March 31, 2018, we had $2.4 million in cash and cash equivalents and a working capital surplus of approximately $0.8 million. This is compared to our cash position of $5.4 million as of September 30, 2017 and working capital of $4.1 million.

The Company has been funded through multiple rounds of private placements, primarily from members of our Board or our affiliates and one public offering of common stock.

On December 6, 2016, the Company, entered into a Common Stock Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement.

Subsequent to March 31, 2018, the Company has issued purchase notices to Aspire Capital to purchase $1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million.

In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising gross proceeds of approximately $8.79 million.

On March 29, 2018, the Company sold an aggregate of 1,050,000 units for $2.00 per Unit, each consisting of one share of newly-designated Series A Preferred Stock, par value $0.001 per share and one Warrant to purchase one share of Common Stock, par value $0.001 per share for $2.34 per share in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million. The private placement closed on March 29, 2018. The closing price per share of the Common Stock on the Nasdaq Stock Market on March 29, 2018 was $1.19 per share.

During the quarter ended March 31, 2018 and subsequently thereafter, the Company completed one financing transaction and drew down on its Equity Line of Credit with Aspire, resulting in total cash proceeds of $4.5 million. As a result of the receipt of additional capital, the Company significantly reduced its outstanding accounts payable. In addition, the Company took several steps to reduce its expenses, including but not limited to reducing certain personnel.

Working Capital, Going Concern, Operating Capital and Capital Expenditure Requirements

As of March 31, 2018, we had approximately $2.4 million in cash and cash equivalents, compared to $5.4 million of cash and cash equivalents as of September 30, 2017.

Our recurring net losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Management's assessment of substantial doubt of going concern is based on current estimates and assumptions regarding our programs and business needs. Actual working capital requirements could differ materially from the above working capital projection. We may explore strategic opportunities including partnerships, licensing and acquisitions of other entities, assets or products. If we are unable to continue to identify sources of capital, we may be required to limit our activities, to terminate programs or terminate operations temporarily or permanently.

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

During the quarter ended March 31, 2018 and subsequently thereafter, the Company completed one financing transaction and drew down on its Equity Line of Credit with Aspire, resulting in total cash proceeds of $4.4 million. As a result of the receipt of additional capital, the Company significantly reduced its outstanding accounts payable. In addition, the Company took several steps to reduce its expenses, including but not limited to reducing certain personnel.

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

Subsequent to March 31, 2018, the Company has issued purchase notices to Aspire Capital to purchase 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million. The Company has issued purchase notices under the Equity Line of Credit to Aspire Capital for the total number of shares subject to the current registration statement covering the resale of shares thereunder. Accordingly, the Company is considering the most efficient and beneficial course of action to continue access to capital financing, including but not limited to an Aspire Equity Line of Credit.

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

Private Placement of Series A Preferred Stock with warrant

On March 29, 2018, the Company sold an aggregate of 1,050,000 units for $2.00 per Unit, each consisting of one share of newly-designated Series A Preferred Stock, par value $0.001 per share and one Warrant to purchase one share of Common Stock, par value $0.001 per share for $2.34 per share in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million. The private placement closed on March 29, 2018. The closing price per share of the Common Stock on the Nasdaq Stock Market on March 29, 2018 was $1.19 per share.

Shares of the Company’s Series A Preferred Stock will be entitled to receive cash dividends at the rate of five percent (5.00%) of the Original Series A Issue Price per annum, payable out of funds legally available therefor.

The Warrants will be exercisable for a period of five years for an exercise price of $2.34. The exercise price is subject to adjustment for stock splits, stock dividends, combinations or similar events. The Warrants may not be exercised on a cashless basis.

(1) For more details, please refer to the “Private Placement of A Preferred Stock with Warrant” section of Note 6. Stockholders’ Equity to the Condensed Consolidated Financial Statements.

Cash Flows

Net cash used in operating activities was $4.7 million for the six months ended March 31, 2018, compared to $1.6 million for the same period in 2017. The $3.1 million net increase in cash used for operations was primarily due to an increase in net loss of $2.5 million.

During the six months ended ended March 31, 2018, the Company used $361,800 in investing activities, including $55,200 for the purchase of office equipment and $306,600 related to the acquisition of Arcadian Services.

Net Cash used in financing activities for the three months ended March 31, 2018 was $2.1 million, and relate to payments on notes payable and capital leases. Financing activities for the quarter ended March 31, 2018, consisted of $2.1 million of gross proceeds received from private placements of equity from 3 accredited investors, of which three are affiliated with the Company.

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

The Company has issued purchase notices under the Equity Line of Credit to Aspire Capital for the total number of shares subject to the current registration statement covering the resale of shares thereunder. Accordingly, the Company is considering the most efficient and beneficial course of action to continue access to capital financing, including but not limited to an Aspire Equity Line of Credit.

Private Placement of Series A Preferred Stock with Warrant

On March 29, 2018, the Company sold an aggregate of 1,050,000 units for $2.00 per Unit, each consisting of one share of newly-designated Series A Preferred Stock, par value $0.001 per share and one Warrant to purchase one share of Common Stock, par value $0.001 per share for $2.34 per share in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million (“the Financing”). The private placement closed on March 29, 2018. The closing price per share of the Common Stock on the Nasdaq Stock Market on March 29, 2018 was $1.19 per share.

Shares of the Company’s Series A Preferred Stock will be entitled to receive cash dividends at the rate of five percent (5.00%) of the Original Series A Issue Price per annum, payable out of funds legally available therefor.

The Warrants will be exercisable for a period of five years for an exercise price of $2.34. The exercise price is subject to adjustment for stock splits, stock dividends, combinations or similar events. The Warrants may not be exercised on a cashless basis.

In connection with the Financing, the Company also entered into the Registration Rights Agreement with the investors, requiring the Company to register the resale of the shares of Common Stock underlying the preferred stock and the Warrants. Under the Registration Rights Agreement, the Majority Holders may by a written Demand Notice to the Company commencing six (6) months from the closing date, request the Company to effect the registration of all or part of the registrable securities owned by such Majority Holders and their respective affiliates on a Registration Statement on Form S-3. The Company has agreed to use its reasonable best efforts to cause such registration and/or qualification to be complete as soon as practicable, but in no event later than sixty (60) days, after receipt of the Demand Notice.

The shares of Series A Preferred Stock were offered and sold in reliance upon the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, relating to sales by an issuer not involving any public offering and in reliance on similar exemptions under applicable state laws. Each purchaser represented that it is an accredited investor and that it acquired the Series A Preferred Stock and Warrants for investment purposes only and not with a view to any resale, distribution or other disposition of such securities in violation of the United States federal securities laws.

The Company expects to use the proceeds of the Financing for general corporate purposes.

These private placements were made pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act, and Regulation D thereunder.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of March 31, 2018, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

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

Based on the foregoing material weaknesses, we have determined that, as of March 31, 2018, our internal controls over our financial reporting are not effective. We are developing a remediation plan outlining the steps and resources necessary to address each material weakness. Additionally, we continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and realign responsibilities in our financial and accounting review functions. The Company does not believe that the material weakness has resulted in any material inaccuracies in the financial statements included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, or any prior periods.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three-month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor capitioned “If we cannot continue to satisfy NASDAQ’s continuing listing criteria, NASDAQ may subsequently delist our Common Stock, particularity given recent notice that our stockholder equity is below the required level” is hereby amended as follows:

NASDAQ requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our Common Stock. Generally, we must maintain a minimum amount of stockholders equity (generally $2.5 million) and a minimum number of holders of our securities (generally 300 round lot holders). If we fail to meet any of the continuing listing requirements, our Common Stock may be subject to delisting. As March 31, 2018, we had stockholders’ equity of approximately $1.8 million, and we are no longer in compliance with such continue listing requirement. If our Common Stock is delisted and we are not able to list our Common Stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our Common Stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. There can be no assurance that an active trading market for our Common Stock will develop or be sustained. We may choose to raise additional capital in order to increase our stockholders’ equity in order to meet the NASDAQ continued listing standards. Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to our stockholders, and such dilution may be significant based upon the size of such financing. Additionally, we cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

On February 23, 2018, the Company received a letter from The Nasdaq Stock Market ("Nasdaq") indicating that the Company was not compliant with the minimum stockholders' equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because the Company's stockholders' equity, as reported in the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2017, was below the required minimum of $2.5 million. Further, as of February 22, 2018, the Company did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. This notice of noncompliance has had no immediate impact on the continued listing or trading of the Company’s common stock on The Nasdaq Capital Market.

On May 9, 2018, the Company received a letter from Nasdaq granting the Company an extension through August 22, 2018 to regain compliance with Listing Rule 5550(b). No assurance can be given that the Company will be able to regain compliance prior to such date.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement of Series A Preferred Stock with Warrant

On March 29, 2018, the Company sold an aggregate of 1,050,000 units for $2.00 per Unit, each consisting of one share of newly-designated Series A Preferred Stock, par value $0.001 per share and one Warrant to purchase one share of Common Stock, par value $0.001 per share for $2.34 per share in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million (“the Financing”). The private placement closed on March 29, 2018. The closing price per share of the Common Stock on the Nasdaq Stock Market on March 29, 2018 was $1.19 per share.

Shares of the Company’s Series A Preferred Stock will be entitled to receive cash dividends at the rate of five percent (5.00%) of the Original Series A Issue Price per annum, payable out of funds legally available therefor.

The Warrants will be exercisable for a period of five years for an exercise price of $2.34. The exercise price is subject to adjustment for stock splits, stock dividends, combinations or similar events. The Warrants may not be exercised on a cashless basis.

In connection with the Financing, the Company also entered into the Registration Rights Agreement with the investors, requiring the Company to register the resale of the shares of Common Stock underlying the preferred stock and the Warrants. Under the Registration Rights Agreement, the Majority Holders may by a written Demand Notice to the Company commencing six (6) months from the closing date, request the Company to effect the registration of all or part of the registrable securities owned by such Majority Holders and their respective affiliates on a Registration Statement on Form S-3. The Company has agreed to use its reasonable best efforts to cause such registration and/or qualification to be complete as soon as practicable, but in no event later than sixty (60) days, after receipt of the Demand Notice.

The shares of Series A Preferred Stock were offered and sold in reliance upon the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, relating to sales by an issuer not involving any public offering and in reliance on similar exemptions under applicable state laws. Each purchaser represented that it is an accredited investor and that it acquired the Series A Preferred Stock and Warrants for investment purposes only and not with a view to any resale, distribution or other disposition of such securities in violation of the United States federal securities laws.

The Company expects to use the proceeds of the Financing for general corporate purposes.

These private placements were made pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act, and Regulation D thereunder.

Item 5.          Other Information

None

Item 6.          Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number	Exhibit Title
3.1

Form of Certificate of Designation of Preferences, Rights of the Series A Preferred Stock. (Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2018 (File No. 001-35527).)

3.2	Form of Certificate of Designation of Preferences, Rights of Series A-1 Preferred Stock
10.1	Form of Registration Rights Agreement. (Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2018 (File No. 001-35527).)
10.2	Form of Warrant. (Incorporated by reference to Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2018 (File No. 001-35527).)
10.3	Subscription Agreement
10.4	Amendment to Subscription Agreement
10.5	Amendment to Chairman Agreement dated April 16, 2018
10.6	Corrected Amendment to Chairman Agreement dated April 24, 2018
10.7	Amendment to Chief Executive Officer Agreement dated April 19, 2018
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.INS	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYnd Analytics, Inc.

Date: May 14, 2018		/s/ George C. Carpenter IV
	By:	George C. Carpenter IV
	Its:	Chief Executive Officer (Principal Executive Officer)

/s/ Donald D’Ambrosio
	By:	Donald D’Ambrosio
	Its:	Chief Financial Officer (Principal Financial Officer)