Form 10-Q
period 2018-06-30
MYnd Analytics, Inc.
filed 2018-08-10
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, the registrant had 6,284,097 shares of Common Stock, $0.001 par value, issued and outstanding.

MYnd Analytics, Inc. and its subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MYND ANALYTICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2018 (Unaudited)	As of September 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,646,700	$5,449,000
Accounts receivable, net	137,400	6,500
Prepaid insurance	91,700	57,200
Note receivable - related party	—	159,500
Prepaid other assets	195,300	22,000
Total current assets	3,071,100	5,694,200
Property and equipment, net	127,000	120,700
Intangible assets, net	130,500	60,200
Goodwill	1,386,800	—
Investment in Arcadian Services	—	195,900
Other assets	35,200	25,100
TOTAL ASSETS	$4,750,600	$6,096,100
LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable (including $5,200 and $36,200 to related parties as of June 30, 2018 and September 30, 2017, respectively)	$466,500	$736,900
Accrued liabilities	153,100	55,200
Accrued compensation	327,000	466,000
Accrued compensation – related parties	209,700	204,600
Accrued interest and other	3,900	3,900
Deferred revenue	165,700	45,900
Current portion of note payable	—	31,500
Current portion of capital lease	1,300	1,300
Total current liabilities	1,327,200	1,545,300
LONG-TERM LIABILITIES
Long-term borrowing, net	578,400	—
Accrued interest on long - term borrowing	132,200	—
Long-term portion of capital lease	2,500	3,400
Total long-term liabilities	713,100	3,400
TOTAL LIABILITIES	2,040,300	1,548,700
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 15,000,000 authorized; 1,500,000 shares of Series A Preferred Stock and 500,000 shares of Series A-1 authorized; 550,000 shares of Series A Preferred Stock and 500,000 shares of Series A-1 issued and outstanding as of June 30, 2018; No shares of Preferred stock issued and outstanding as of September 30, 2017; aggregate liquidation preference of $1,968,750 as of June 30, 2018	1,100	—
Common stock, $0.001 par value; 250,000,000 shares and 500,000,000 shares authorized as of June 30, 2018 and September 30, 2017 respectively, 6,261,597 and 4,299,311 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively;	6,300	4,300
Additional paid-in capital	86,716,100	80,189,700
Accumulated equity	(83,608,700)	(75,646,600)
	3,114,800	4,547,400

Non controlling interest	(404,500)	—

Total stockholders’ equity	2,710,300	4,547,400
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,750,600	$6,096,100

See accompanying notes to unaudited condensed consolidated financial statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,

	2018	2017	2018	2017
REVENUES
Neurometric services	$65,600	$40,400	$198,700	$94,500
Telepsychiatry services	326,100	—	774,900	—
Total revenues	391,700	40,400	973,600	94,500

OPERATING EXPENSES
Cost of revenues	244,200	16,200	627,400	23,700
Research	64,800	40,600	219,700	101,500
Product development	361,900	278,900	973,300	867,000
Sales and marketing	182,600	292,100	1,487,800	589,600
General and administrative	2,451,600	966,800	5,967,400	2,922,800

Total operating expenses	3,305,100	1,594,600	9,275,600	4,504,600

OPERATING LOSS	(2,913,400)	(1,554,200)	(8,302,000)	(4,410,100)

OTHER INCOME (EXPENSE):
Interest expense, net	(23,800)	(1,900)	(62,300)	(5,800)
Total other income (expense)	(23,800)	(1,900)	(62,300)	(5,800)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,937,200)	(1,556,100)	(8,364,300)	(4,415,900)
Income taxes	—	16,300	1,900	48,700
NET LOSS	$(2,937,200)	$(1,572,400)	$(8,366,200)	$(4,464,600)

Net loss attributable to noncontrolling interest	(332,200)	—	(404,500)	—

Net Loss attributable to MYnd Analytics, Inc.	$(2,605,000)	$(1,572,400)	$(7,961,700)	$(4,464,600)

BASIC AND DILUTED LOSS PER SHARE:	$(0.46)	$(0.62)	$(1.66)	$(1.91)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	5,698,523	2,535,394	4,793,273	2,336,283

See accompanying notes to unaudited condensed consolidated financial statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,

	2018	2017
OPERATING ACTIVITIES:
Net loss	$(8,366,200)	$(4,464,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,700	33,100
Change in provision for doubtful accounts	2,700	—
Stock-based compensation	1,335,100	1,294,800
Common stock issued to vendors for services	162,400	149,000
Accretion of debt discount and non–cash interest expense	58,900	—
Changes in operating assets and liabilities:
Accounts receivable	(76,500)	(900)
Prepaid expenses and other assets	(194,300)	(39,900)
Accounts payable and accrued liabilities	(409,800)	397,600
Deferred revenue	119,800	—
Deferred compensation	(133,900)	(41,000)
Net cash used in operating activities	(7,414,100)	(2,671,900)
INVESTING ACTIVITES:
Purchase of furniture and equipment	(55,200)	(87,100)
Investment in Arcadian	—	(120,000)
Payment for acquisition of business, net of cash acquired	(149,100)	—
Forgiveness of loan in relation of acquisition	(157,500)	—
Costs incurred to develop intangible assets	—	(22,900)
Net cash used in investing activities	(361,800)	(230,000)
FINANCING ACTIVITIES:
Principal payments on note payable	(38,300)	(41,900)
Principal payments on capital lease	(900)	(900)
Proceeds from sale of preferred stock and common stock warrants	2,100,000	—
Proceeds from Aspire Capital purchase agreements	2,858,600	145,000
Proceeds from sale of common stock	—	2,981,300
Proceeds from stock options exercised	54,200	—
Deferred offering costs		(90,500)
Net cash provided by financing activities	4,973,600	2,993,000
NET INCREASE (DECREASE) IN CASH	(2,802,300)	91,100
CASH AND CASH EQUIVALENTS - BEGINNING OF THE PERIOD	5,449,000	318,200
CASH AND CASH EQUIVALENTS - END OF THE PERIOD	$2,646,700	$409,300
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,400	$5,800
Income taxes	$1,900	$48,700
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Long-term borrowings assumed in business combination	$651,700	$—
Unpaid deferred offering costs	$—	$276,700

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

The Company’s recurring net losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. During the nine months ended June 30, 2018, the Company incurred a net loss of $8.4 million and used $7.4 million of net cash in operating activities. As of June 30, 2018, the Company’s accumulated deficit was $83.6 million. In connection with these consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due for the next twelve months from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities.

If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

To date, the Company has financed its cash requirements primarily from equity financings.  The Company will need to raise funds immediately to continue its operations and increase demand for its services. Until it can generate sufficient revenues to meet its cash requirements, which it may never do, the Company must continue to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Quarterly Report on Form 10-Q.  The Company continues to explore additional sources of capital, but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter ended June 30, 2018 are not necessarily indicative of results for the full 2018 fiscal year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended September 30, 2017.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the results of Mynd, its wholly owned subsidiary, Arcadian Services, two professional associations, Arcadian Telepsychiatry PA (“Texas PA”) which is incorporated in Texas and Arcadian Telepsychiatry Florida P.A. (“Florida PA”) which is incorporated in Florida, and two professional corporations, Arcadian Telepsychiatry P.C. (“ Pennsylvania PC”) which is incorporated in Pennsylvania and Arcadian Telepsychiatry of California, P.C. (“California PC”) which is incorporated in California collectively “the Arcadian Entities.”

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

Variable Interest Entities (VIE)

On November 13, 2017, Arcadian Services entered into a management and administrative services agreement with a Texas PA which is incorporated in Texas and with a Pennsylvania PC which is incorporated in Pennsylvania, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, Texas PA and Pennsylvania PC are determined to be a Variable Interest Entity (“VIE”) as MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect Texas PA’s and Pennsylvania PC’s economic performance through its majority representation of the Texas PA and Pennsylvania PC; therefore, Texas PA and Pennsylvania PC’ are consolidated by MYND.

On January 19, 2018, Arcadian Services entered into a management and administrative services agreement with California PC which is incorporated in California, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, California PC is determined to be a VIE and MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect California PC’s economic performance through its majority representation of California PC; therefore, California PC is consolidated by MYND.

On March 27, 2018, Arcadian Services entered into a management and administrative services agreement with Florida PA which is incorporated in Florida, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, Florida PA is determined to be a VIE and MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect Florida PA’s economic performance through its majority representation of Florida PA; therefore, Florida PA is consolidated by MYND.

The Company holds a variable interest in the entities which contract with physicians and other health professionals in order to provide telepsychiatry services to Arcadian Services. The entities are considered variable interest entities since they do not have sufficient equity to finance their activities without additional financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of the entities and funds and absorbs all losses of the VIE.

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

Cash and Cash Equivalents

The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At June 30, 2018 cash exceeds the federally insured limit by $2,381,100.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

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

The FASB has established a framework for measuring fair value using generally accepted accounting principles. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described as follows:

●	Level I inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets;

●	Level II inputs to the valuation methodology include:

○	Quoted prices for similar assets or liabilities in active markets;

○	Quoted prices for identical or similar assets or liabilities in inactive markets;

●	Inputs other than quoted prices that are observable for the asset or liability;

●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means;

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

●	Level III inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used must maximize the use of observable inputs and minimize the use of unobservable inputs.

The changes in carrying amounts of the debt acquired through acquisition for the nine months ended June 30, 2018 were as follows:

Beginning balance as of acquisition date (November 13, 2017)	$555,000
Accretion of debt discount	23,400
Ending balance (June 30, 2018)	$578,400

The long–term borrowing noted above was recorded at fair value in connection with the business combination described in Note 5, and are not required to be re–valued at each subsequent reporting date.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer. Allowances are provided for specific receivables deemed to be at risk for collection which as of June 30, 2018 and September 30, 2017 were $3,700 and $1,000, respectively.

Property and Equipment

Property and Equipment, which are recorded at cost, consist of office furniture and equipment which are depreciated, over their estimated useful lives on a straight-line basis. The useful lives of these assets are estimated to be between three and five years. Depreciation expense on furniture and equipment for the three months ended June 30, 2018 and 2017 was $16,100 and $7,800, respectively. Depreciation expense on furniture and equipment for the nine months ended June 30, 2018 and 2017 was $44,200 and $11,400, respectively. Accumulated depreciation at June 30, 2018 and September 30, 2017 was $133,100 and $84,200, respectively.

Long-Lived Assets

As required by ASC 350-30 - Intangibles — Goodwill and other, the Company reviews the carrying value of its long-lived assets at least annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the carrying value of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the three and nine months ended June 30, 2018 and 2017.

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

At June 30, 2018, the Company had $101,700 in capitalized software development costs. Amortization for the three months ended June 30, 2018 and 2017 was $7,200 and $7,200, respectively. Amortization for the nine months ended June 30, 2018 and 2017 was $21,600 and $21,600. Accumulated amortization was $63,200 and $39,300 at June 30, 2018 and September 30, 2017 respectively.

On November 13, 2017, the Company acquired customer relationship and tradename intangibles in connection with the Arcadian Services acquisition of $109,000 which were recorded at fair value and are being amortized over an estimated useful life of four years on a straight-line basis. Amortization for the three months ended June 30, 2018 and 2017 was $6,800 and $0, respectively. Amortization for the nine months ended June 30, 2018 and 2017 was $17,000 and $0, respectively. Accumulated amortization was $17,000 and $0 at June 30, 2018 and September 30, 2017, respectively.

The expected amortization of the intangible assets, as of June 30, 2018, for each of the next five years is as follows:

For the year ended September 30,
2018 (for the remaining three months)	$16,600
2019	51,600
2020	29,400
2021	29,400
2022	3,500
Total	$130,500

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill and intangible assets with indefinite useful lives.

Goodwill was $1,386,800 and $0 as of June 30, 2018 and September 30, 2017, respectively.

The Company reviews goodwill for impairment annually and whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company tests its goodwill each year on September 30th. During the nine months ended June 30, 2018, the Company did not record any Goodwill impairment.

Accrued Compensation

Accrued compensation consists of accrued vacation pay, accrued compensation granted by the Board but not paid, and accrued pay due to staff members.

Accrued compensation – related parties consists of accrued vacation pay, accrued bonuses granted by the Board but not paid for officers and directors.

Deferred Revenue

Deferred revenue represents cash collected in advance of services being rendered but not earned as of June 30, 2018 and September 30, 2017. This represents a philanthropic grant for the payment of PEER Reports ordered in a clinical trial for a member of the U.S. Military, a veteran or their family members, the cost of which is not covered by other sources. These deferred revenue grant funds total $165,700 and $45,900 as of June 30, 2018 and September 30, 2017, respectively.

Revenues

The Company recognizes revenue on services, in accordance with the ASC 605, Revenue Recognition. Revenue is recognized when we have persuasive evidence of an arrangement, a determinable fee, collection is considered to be reasonably assured and the services are delivered.

Research and Development Expenses

The Company charges research and development expenses to operations as incurred.

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the three months ended June 30, 2018 and 2017 advertising expenses were $0 and $38,600, respectively. For the nine months ended June 30, 2018 and 2017 advertising expenses were $248,500 and $43,100, respectively.

Stock-Based Compensation

The Company accounts for employee stock options in accordance with ASC 718, Compensation-Stock Compensation. For stock options issued to employees and directors we use the Black-Scholes option valuation model for estimating fair value at the date of grant. For stock options issued for services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50, Equity, or ASC 505-50, as amended. Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these options, as calculated using the Black-Scholes option valuation model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options or warrants are fully vested.

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

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation. The Company is currently evaluating the impact of the Tax Cuts and Job Act on its condensed consolidated financial statements and related disclosures for Fiscal 2018 and cannot be determined with certainty at this time because of a blended rate. Any impact against the Company’s gross deferred tax asset will be offset by a 100% valuation allowance, therefore the Company expects no material impact on its consolidated financial statements. The Company will continue to review the components of the Tax Cuts and Job Act and related regulations and evaluate their impact to its consolidated financial statements and related disclosures for the year ended September 30, 2018.

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

Noncontrolling Interest

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and VIEs for which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests in the Company’s consolidated entities. The amount of net loss attributable to noncontrolling interests for the three and nine months ended June 30, 2018 was $332,200 and $404,500, respectively.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). The amendments in this Update expand the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.

3.	ACCOUNTS RECEIVABLE

Accounts receivable, net, is as follows:

	June 30,	September 30,
	2018	2017
Accounts receivable	$141,100	$7,500
Allowance for doubtful accounts	(3,700)	(1,000)
Accounts receivable, net	$137,400	$6,500

4.	LONG - TERM BORROWINGS AND OTHER NOTES PAYABLE

Debt assumed from Arcadian Services

As a result of the acquisition of Arcadian Services, the Company guaranteed Arcadian Services’ then outstanding debt obligations totaling $700,000 owed to Ben Franklin Technology Partners of Southeastern Pennsylvania (“BFTP”). The maturity date for the debt is September 30, 2021 and interest accrues at an 8% annual rate. Unpaid interest of $132,200 as of June 30, 2018 is classified as long-term in the accompanying condensed consolidated balance sheet because interest is not due until maturity. The Company recorded the debt at its fair value as the result of a discount of $121,600 as of June 30, 2018 attributable to the difference between the market interest rate and the stated interest rate on the debt. Interest expense related to the accretion of debt discount for the three and nine months ended June 30, 2018 was $9,400 and $23,300, respectively.

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

On November 13, 2017, the Company acquired Arcadian Services. The purchase price, including the value of the indebtedness and payables of Arcadian Services, is $1,339,600 based upon a deemed acquisition of all of the assets and liabilities of Arcadian Services, including the equity interests in Arcadian Services. The aggregate purchase price consists of (i) initial investment in Arcadian of $195,900 (ii) $317,000 of forgiveness of a note receivable with the primary member of Arcadian (iii) assumption by Arcadian Services of subordinated debt (“Arcadian Note”) with a fair value of $555,000, plus accrued interest of $96,700 (iv) $175,000 payment for the redemption and cancellation of two warrants to purchase equity interests in Arcadian Services. The Arcadian Note bears interest at an annual rate of 8% and matures on September 30, 2021.

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

The weighted average useful life of all identified acquired intangible assets is 3.9 years. The useful lives for trade names and customer relationships are 1.0 years and 4.0 years. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of one to four years. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

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

For the three and nine months ended June 30, 2018, the Company incurred transaction costs of $0 and $438,600 in connection with the Arcadian Services acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

Unaudited Pro Forma Financial Information

The following unaudited pro forma statement of operations data presents the combined results of operations for the three and nine months ended June 30, 2018 and June 30, 2017 as if the acquisition of Arcadian Telepsychiatry Services LLC had taken place on October 1, 2016, as well as the results of the acquired business included in our unaudited financial information for the three and nine months ended June 30, 2018. The unaudited pro forma financial information includes the effects of certain adjustments, including the amortization of acquired intangibles and the associated tax effect and the elimination of the Company’s and the acquiree’s non-recurring acquisition related expenses.

The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisitions been consummated at October 1, 2016 nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

Pro Forma	For Three Months Ended June 30,		For Nine Months Ended June 30,
	2018	2017	2018	2017
Revenues	$391,700	$294,600	$1,118,900	$836,100
Net income (loss)	$(2,937,200)	$1,687,300	$(8,542,500)	$5,020,800
Basic and diluted loss per share:	$(0.52)	$(0.67)	$(1.78)	$(2.15)

Outstanding at Weighted average shares outstanding	5,698,523	2,535,394	4,793,273	2,336,283

6.	STOCKHOLDERS’ EQUITY

The Aspire Capital Equity Credit Lines

On December 6, 2016, the Company, entered into the first common stock purchase agreement (the “First Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s Common Stock over the 30-month term of the First Purchase Agreement. Concurrently with entering into the First Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), pursuant to which the Company maintained an effective registration statement registering the sale of the shares of Common Stock that were issued to Aspire under the First Purchase Agreement. Under the First Purchase Agreement, on any trading day selected by the Company on which the closing sale price of its Common Stock is equal to or greater than $0.50 per share, the Company had the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of Common Stock per business day, up to $10.0 million of the Company’s common stock in the aggregate at a per share purchase price equal to the lesser of:

a)	the lowest sale price of Common Stock on the purchase date; or
b)	the arithmetic average of the three (3) lowest closing sale prices for Common Stock during the twelve (12) consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which the Company submitted a purchase notice to Aspire Capital in an amount equal to 50,000 shares, and the closing sale price of its Common Stock is equal to or greater than $0.50 per share, the Company also had the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of Common Stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for Common Stock traded on its principal market on the VWAP Purchase Date.

The purchase price was subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the First Purchase Price. The Company could deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

The First Purchase Agreement provided that the Company and Aspire Capital would not effect any sales under the First Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock was less than $0.50. There were no trading volume requirements or restrictions under the First Purchase Agreement, and the Company could control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital had no right to require any sales by the Company, but was obligated to make purchases from the Company as directed by the Company in accordance with the First Purchase Agreement. There were no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the First Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the First Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of Common Stock (the “ First Commitment Shares”). The First Purchase Agreement was terminated and replaced by the Second Purchase Agreement defined below on May 15, 2018. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Purchase Agreement. Any proceeds from the Company receives under the First Purchase Agreement are expected to be used for working capital and general corporate purposes. The Company cannot request Aspire to purchase more than $100,000 per business day.

As of June 30, 2018, the Company has issued purchase notices to Aspire Capital under the First Purchase Agreement to purchase an aggregate of 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million. The issuance of shares of common stock that were issued from time to time to Aspire Capital under the First Purchase Agreement were exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

The Second Purchase Agreement with Aspire Capital

On May 15, 2018, the Company, entered into a second common stock purchase agreement (the “Second Purchase Agreement”) with Aspire Capital under substantially the same terms, conditions and limitations as the First Purchase Agreement which are: Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s Common Stock over the 30-month term of the Second Purchase Agreement. Concurrently with entering into the Second Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), pursuant to which the Company maintains an effective registration statement registering the sale of the shares of Common Stock that have and may be issued to Aspire under the Second Purchase Agreement. Under the Second Purchase Agreement, on any trading day selected by the Company on which the closing sale price of its Common Stock is equal to or greater than $0.50 per share, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of Common Stock per business day, up to $10.0 million of the Company’s common stock in the aggregate at a per share purchase price equal to the lesser of:

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

The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the Purchase Price. The Company may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Second Purchase Agreement, so long as the most recent purchase has been completed.

The Second Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the Second Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock is less than $0.50. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Second Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Second Purchase Agreement, the Company issued to Aspire Capital 2500,000 shares of Common Stock (the “ Second Commitment Shares”). The Second Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Second Purchase Agreement. Any proceeds from the Company receives under the Second Purchase Agreement are expected to be used for working capital and general corporate purposes. The Company cannot request Aspire to purchase more than $300,000 per business day.

On June 11, 2018, Aspire Capital purchased 222,222 shares of Common Stock, at a per share price of $2.25, resulting in gross proceeds to the Company of $500,000. The issuance of shares of common stock that may be issued from time to time to Aspire Capital under the Second Purchase Agreement are exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Stock-Option Plans and Stock-Based Compensation

2006 Stock Incentive Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the Board. A total of 3,339 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of June 30, 2018, zero options were exercised and there were 1,452 option shares outstanding under the amended 2006 Plan. The outstanding options have exercise prices to purchase shares of common stock ranging from $2,400 to $3,300 per share.

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

At the 2018 Annual Meeting of Stockholders of the Company, held on April 4, 2018 (the “2018 Annual Meeting”), the holders of the Company’s common stock voted to amend the 2012 Plan to increase (i) the total number of shares of Common Stock available for grant under the 2012 Plan (subject to the overall limit described in clause (ii) below) from 1,072,500 shares to an aggregate of 1,500,000 shares and (ii) the aggregate limitation on the authorization shares available for grant under the 2012 Plan, following any increases pursuant to the evergreen provision, from 1,570,248 shares to 2,200,000 shares.

On April 4, 2018, the Compensation Committee of the Board granted options to purchase 75,000 shares of the Company’s Common Stock under the 2012 Plan to Dr. Robin Smith, with an exercise price of $1.55. These options will vest 1/3 on date of grant, 1/3 on 6 months from the grant date and 1/3 of 12 months from the grant date.

On April 4, 2018, the Shareholders ratified grants of options to purchase 213,000 shares of Company's Common Stock granted by the Compensation Committee of the Board under the 2012 Plan to the management team and senior consultants, with an exercise price of $1.55. These options will vest based on certain performance milestones.

On April 16, 2018, the Compensation Committee of the Board granted options to purchase 50,000 shares of the Company’s Common Stock under the 2012 Plan to Dr. Robin Smith, with an exercise price of $1.99. All shares vested immediately.

On May 16, 2018, the Compensation Committee of the Board granted options to purchase 10,000 shares of the Company’s Common Stock under the 2012 Plan to two staff members, with an exercise price of $2.98. Vesting of these shares are based on certain performance milestones.

On June 11, 2018, the Compensation Committee of the Board granted options to purchase 5,000 shares of the Company’s Common Stock under the 2012 Plan to each of two staff members, with an exercise price of $2.35. Vesting of these shares are based on certain performance milestones.

Chairman Agreements and Amendments

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

On April 24 2018, the Company and Dr. Smith agreed to amend the Chairman Services Agreement, dated as of July 14, 2017 (the “Chairman Amendment”) to provide that Dr. Smith’s annual compensation for the 2018 calendar year would be reduced from $300,000 to $250,000. This change was retroactive to January 1st. Further, pursuant to the Chairman Amendment, Dr. Smith was granted an option on April 16, 2018 to purchase 50,000 shares of common stock under the Company’s 2012 Plan, which will not be terminated if Dr. Smith is no longer affiliated with the Company. The options granted under the Chairman Amendment will vest on the date of the grant.

Agreement with Maxim Group LLC

On April 2, 2018, the Company entered into an Advisory Agreement with Maxim Group LLC (“Maxim”) for general financial advisory and investment banking services. Maxim’s compensation under the agreement shall be 100,000 shares of the Company’s Common Stock, payable in one payment of 50,000 shares of Common Stock and five monthly payments of 10,000 shares of Common Stock from April through August 2018. The shares of Common Stock will have unlimited piggyback registration rights and the same rights afforded other holders of the Company’s Common Stock.

Amendment to Chief Executive Officer’s Agreement

On April 19, 2018, the Company and George C. Carpenter, IV, the Chief Executive Officer of the Company, entered into an amendment to his Employment Agreement, dated as of September 7, 2007 (the “CEO Amendment”), pursuant to which Mr. Carpenter’s annual salary as reduced from $270,000 to $206,250. This change is retroactive to April 13, 2018. Further, pursuant to the CEO Amendment, Mr. Carpenter was granted 34,380 restricted shares of common stock under the 2012 Plan. The shares granted under the CEO Amendment will vest quarterly. If the employee’s relationship with the Company is terminated, the above grant will be prorated. On or before December 31, 2018, the parties will review this modification to determine if the above salary reduction adjustment will be renewed.

As of June 30, 2018, options to purchase 886,546 shares of Common Stock were outstanding under the 2012 Plan with exercise prices ranging from $1.55 to $600.00 per share, with a weighted average exercise price of $5.27 per share. Additionally, 406,564 restricted shares of Common Stock have been granted under the 2012 Plan, leaving 206,890 shares of Common Stock available to be awarded under the 2012 Plan.

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30		Nine Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation expense by type of award:
Stock options	$531,800	$179,100	$834,900	$654,500
Restricted stock	210,300	213,400	500,200	640,300
Total stock-based compensation expenses	$742,100	$392,500	$1,335,100	$1,294,800

Stock-based compensation expense by line item:
Research	$—	$2,200	$—	$10,900
Product development	96,600	85,100	96,700	275,500
Sales and marketing	—	23,500	100	70,400
General and administrative	645,500	281,700	1,238,300	938,000
Total	$742,100	$392,500	$1,335,100	$1,294,800

Total unrecognized stock compensation expense as of June 30, 2018 amounted to $1,110,717.

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	June 30,
	2018		2017
Type of Award:	Unrecognized Expense, net of estimated forfeitures	Weighted average Recognition Period (in years)	Unrecognized Expense, net of estimated forfeitures	Weighted average Recognition Period (in years)
Stock Options	$924,117	4.49	$416,700	0.95
Restricted Stock	$186,600	0.49	$224,900	0.90
Total	$1,110,717	3.58	$641,600	0.91

* All unrestricted stock options are based on milestones so there is no weighted average recognition period.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2017	554,083	$16.14	8.29	$11,340
Granted	468,000	2.91	4.54	—
Exercised	(35,000)	1.55	0	—
Forfeited or expired	(99,085)	9.49	0
Outstanding at June 30, 2018	887,998	$10.49	4.49	$20,250

 There are 560,929 options vested and 327,069 unvested as of June 30, 2018; there are 249,284 options vested and 304,799 options unvested as of September 30, 2017;

Following is a summary of the restricted stock activity for the nine months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2017	222,750	$5.31
Granted	183,814	2.62
Forfeited	—	—
Outstanding at June 30, 2018	406,564	$4.09

There are 331,081 shares of restricted stock vested and 75,483 unvested as of June 30, 2018; there are 167,708 shares of restricted stock vested and 55,042 unvested as of September 30, 2017;

On May 25, 2018, the Company entered in to an agreement with the Chief Executive Officer, George Carpenter in which he agreed to take shares of common stock in lieu of accrued compensation. Between March 1, 2015 and July 31, 2015, Mr. Carpenter agreed to defer his salary in the amount of $9,250 per month for a total of $101,500. Under this agreement Mr. Carpenter and the Company agreed that Mr. Carpenter would receive common stock in an amount equal to twenty-five (25%) of his accrued compensation therefore the Board granted 11,205 shares of restricted common stock under the 2012 Plan to George Carpenter. These shares are vested immediately.

The range of Black-Scholes option-pricing model assumption inputs for all the valuation dates are in the table below:

	Three Months Ended June 30, 2018		Nine Months Ended June 30, 2018
	Low	High	Low	High
Annual dividend yield	—%	—%	—%	—%
Expected life (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	2.55%	2.94%	1.91%	2.94%
Expected volatility	190.38%	201.36%	190.38%	210.69%

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

Warrants to Purchase Common Stock

There were warrants to purchase 5,616,721 and 4,567,672 shares of common stock outstanding with a weighted average exercise price of $4.74 and $5.30 as of June 30, 2018 and September 30, 2017, respectively.

Following is a summary of the status of warrants outstanding at June 30, 2018:

Exercise Price	Number of Shares		Expiration Date	Weighted Average Exercise Price

$2.34	1,050,000	(1)	03/2023	$2.34
5.25	2,539,061	(2)	07/2022	5.25
5.25	1,675,000	(3)	07/2022	5.25
5.25	213,800	(4)	07/2022	5.25
6.04	134,000	(5)	07/2022	6.04
10.00	4,000	(6)	06/2021	10.00
$55.00	860		09/2018 – 03/2019	55.00
Total	5,616,721			$4.74

(1)	On March 29, 2018, the Company sold an aggregate of 1,050,000 units for $2.00 per Unit each consisting of one share of newly-designated Series A Preferred Stock, and one warrant in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million. The private placement closed on March 29, 2018. The closing price per share of the Common Stock on the Nasdaq Stock Market on March 29, 2018 was $1.19 per share. For more detail on the private placement, please refer to the “Private Placement of A Preferred Stock with Warrant” sections of Note 6. Stockholders’ Equity to the Condensed Consolidated Financial Statements.

(2)	On July 13, 2017, the Company declared a special dividend of warrants to purchase shares of the Company’s common stock to record holders of Common Stock as of such date. Warrants to purchase 2,539,061 shares of Common Stock were distributed pro rata to all holders of common stock on the record date. These warrants are exercisable (in accordance with their terms) to purchase one share of common stock, at an exercise price of $5.25 per share. The warrants will expire on July 26, 2022.

(3)	On July 19, 2017, the Company issued 1,675,000 shares of Common Stock and accompanying Warrants to purchase up to 1,675,000 shares of Common Stock in connection with an underwritten public offering.

(4)	On August 23, 2017, the Company issued 213,800 common stock warrants to underwriters as part of the overallotment attributed to the July 2017 underwritten public offering.

(5)	As part of the underwritten public offering on July 19, 2017, the Company issued 134,000 common stock warrants to the underwriters as part of the services performed by them in connection with the underwritten public offering.

(6)	On June 10, 2016, the Company issued two warrants, pursuant to a Finder’s Fee Agreement with Maxim Group LLC, to purchase in aggregate 4,000 shares of Common Stock following the introduction of an accredited investor who entered into a Second Amended Note and Warrant Purchase Agreement in the principal amount of $200,000. Each warrant is exercisable, in whole or in part, during the period beginning on the date of its issuance, and ending on the earlier of (i) December 31, 2020 and (ii) the date that is forty-five (45) days following the date on which the daily closing price of shares of the Company’s Common Stock quoted on the OTCQB Venture Marketplace (or other bulletin board or exchange on which the Company’s Common Stock is traded or listed) exceeds $50.00 for at least ten (10) consecutive trading days. In connection therewith, the Company will promptly notify the Note Warrant holders in the event that the daily closing price of the Company’s shares of Common Stock exceeds $50.00 for at least ten (10) consecutive trading days. Pursuant to the Finder’s Fee Agreement, Maxim was also paid $20,000 cash for their efforts.

7.	CONVERTIBLE PREFERRED STOCK

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

Dividends.

Shares of the Series A and Series A-1 Preferred Stock will be entitled to receive cash dividends at the rate of five percent (5.00%) of the Original Series A and Series A-1 Issue Price per annum, payable out of funds legally available therefor. Such dividends shall (i) accrue on shares of Series A and Series A-1 Preferred Stock from the date of issuance of such shares, (ii) be cumulative, and (iii) be payable only (A) when, as and if declared by the Board of Directors, (B) upon the occurrence of a Liquidation Event or a Deemed Liquidation Event (whether or not such dividends have been declared) and (C) “in kind” upon a conversion of the Series A Preferred Stock. The value of Common Stock for purposes of determining shares issuable upon a payment in kind shall not be less than the original issue price of the Series A Preferred Stock.

Voting Rights.

Each holder of a share of Series A Preferred Stock shall have the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted (with any fractional share determined on an aggregate conversion basis being rounded down to the nearest whole share). The holders shall be entitled to vote as a class on certain significant or corporate actions. Holders of shares of Series A-1 Preferred Stock do not have any voting rights.

Rank.

With respect to distributions upon a Liquidation Event (as defined below), the Series A and Series A-1 Preferred Stock shall rank senior to the Common Stock and to each other class of the Company’s capital stock existing now or hereafter created that are not specifically designated as ranking senior to the Series A Preferred Stock.

Liquidation Preference.

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company or such subsidiaries the assets of which constitute all or substantially all of the assets of the business of the Company and its subsidiaries, taken as a whole (“Liquidation Event”), the holders of shares of Series A and Series A-1 Preferred Stock shall be entitled to receive, prior and in preference to any distribution in such Liquidation Event to the holders of any junior securities, including the Common Stock, by reason of their ownership thereof, an amount per share equal to the Series A and Series A-1 Liquidation Preference for each outstanding share of Series A and Series A-1 Preferred Stock then held by them. After the payment or setting apart of payment of the full preferential amounts required to be paid to the holders of shares of Series A and Series A-1 Preferred Stock, the remaining assets and funds legally available for distribution to the Company’s stockholders shall be distributed among the holders of the shares of Common Stock ratably on a per-share basis.

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

Conversion.

Each Holder of shares of Series A Preferred Stock shall have the right (the “Conversion Right”), at any time and from time to time, at such holder’s option, to convert all or any portion of such holder’s shares of Series A Preferred Stock into fully paid and non-assessable shares of Common Stock. Upon a holder’s election to exercise its Conversion Right, each share of Series A Preferred Stock for which the Conversion Right is exercised shall be converted into such number of shares of Common Stock as is determined by dividing the Original Purchase Price by the conversion price for the Series A Preferred Stock at the time in effect. Series A-1 Preferred stock cannot be converted into Common Stock by an Investor if, as a result of such conversion, such Investor would beneficially own greater than 19.9% of the outstanding shares of Common Stock.Additionally, the Warrants were amended to provide that they would not be exercisable by an Investor if, following any such exercise, such Investor would beneficially own greater than 19.9% of the outstanding shares of Common Stock.

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

The shares of Series A and Series A-1 Preferred Stock were offered and sold in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), set forth under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, relating to sales by an issuer not involving any public offering and in reliance on similar exemptions under applicable state laws. Each purchaser represented that it is an accredited investor and that it acquired the Series A Preferred Stock and Warrants for investment purposes only and not with a view to any resale, distribution or other disposition of such securities in violation of the United States federal securities laws.

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

Deferred taxes have been recorded on a net basis in the accompanying balance sheet. The Act reduces the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018. During the nine months ended June 30, 2018, the Company recorded a $6.2 million tax expense representing the detriment of remeasuring its U.S. deferred tax assets at the lower 21% statutory tax rate, as well as a corresponding full valuation allowance for the same amount resulting in no impact to our Statement of Operations. As of June 30, 2018, the Company had gross Federal net operating loss carryforwards of approximately $51.5 million or $10.8 million tax effected and State gross net operating loss carryforwards of approximately $33.9 million or $2.0 million tax effected, both tax effected. Both the Federal and State net operating loss carryforwards will begin to expire in 2022 and 2018 respectively. Our ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

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

DCA Agreement

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates (“DCA”), an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. Effective August 2015, DCA was engaged at a fee of $10,000 per month. From August 2015 through February 2017, DCA has been paid $170,000. The DCA contract was renewed at $3,000 a month effective March 1, 2017. The Company incurred fees of $7,000 and $9,000 for the three months ended June 30, 2018 and 2017, respectively. The Company incurred fees of $25,000 and $48,000 for the nine months ended June 30, 2018 and 2017, respectively. On May 1, 2018, the Company amended the agreement with DCA to reduce the monthly fee to $2,000 a month. The amendment provides for a term of one year with a 30 day termination clause.

Hooper Holmes Agreement

In 2016, we entered into an agreement with Hooper Holmes Inc, for which Dr. Smith, our Chairman of the Board, became an advisory member of its board as of March 16, 2017, and in which Mr. Pappajohn, our director, has participated in equity raises to become the beneficial owner of a greater than 10% interest. Hooper Holmes performs EEGs nationwide to patients who wish to obtain a PEER report. The Company paid $9,700 and $0 for these services during the three months ended June 30, 2018 and 2017, respectively. The Company paid $100,400 and $0 for these services during the nine months ended June 30, 2018 and 2017, respectively.

10.	LOSS PER SHARE

In accordance with ASC 260-10, basic net income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the three and nine months ended June 30, 2018 and 2017, the Company has excluded all common equivalent shares from the calculation of diluted net loss per share as such securities are anti-dilutive.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three and nine months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2018	2017	2018	2017
Net loss for computation of basic and diluted net loss per share:
Net Loss attributable to MYnd Analytics, Inc.	$(2,605,000)	$(1,572,400)	$(7,961,700)	$(4,464,600)
Basic and diluted net loss per share:
Basic and diluted net loss per share	$(0.46)	$(0.62)	$(1.66)	$(1.91)
Basic and diluted weighted average shares outstanding	5,698,523	2,535,394	4,793,273	2,336,283

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Warrants	5,616,721	6,895	5,616,721	7,027
Restricted common stock	406,564	—	406,564	—
Options	887,998	353,145	887,998	337,559
Total	6,911,283	360,040	6,911,283	344,586

11.	COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

The Company is not currently party to any legal proceedings, the adverse outcome of which, in the Company’s management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position.

Lease Commitments

The Company is a party to four leases, three are for office space located in Mission Viejo and Laguna Hills, California which house the corporate headquarters and neurometric business. The leases will expire on January 31, 2019.The total lease payments per month are $10,666.

The Company has one three-year lease for office space in Tysons, Virginia. As of June 1, 2018, the Company has sublet the premises. The master lease period expires on September 30, 2020. The rent currently through September 30, 2018 is prorated at $2,508; the next 12 months the rent is prorated at $2,576; and for the remaining twelve months the rent prorated at $2,647. The subtenant is paying approximately seventy seven percent of the master lease payment for the fourteen months ending on September 30, 2019 and has an option to renew for the final lease year.

On April 30, 2018 the Company terminated its month to month tenancy for the premises located at 420 Lexington Avenue, Suite 300, New York, New York 10170.

Arcadian Services’ business has office space located in Fort Washington, PA. The lease period expires on February 28, 2020. The rent is currently $3,312 and will increase to $3,410 on March 1, 2019 for the remainder of the lease.

As of June 30, 2018, future minimum lease payments under non-cancelate operating leases are as follows:

	Payments due by period

Contractual Obligations	Total	2018	2019	2020
Operating Lease Obligations	$241,700	$110,800	$100,300	$30,600
Total	$241,700	$110,800	$100,300	$30,600

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

Forward-Looking Statements

This discussion summarizes the significant factors affecting the unaudited condensed consolidated operating results, financial condition and liquidity and cash flows of MYnd Analytics, Inc. (“we,” “us,” “our,” or the “Company”) for the nine month periods ended June 30, 2018 and 2017. Except for historical information, the matters discussed in this management’s discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

●	our need for immediate additional funding to support our operations and capital expenditures;
●	our ability to successfully maintain listing of our shares of common stock on the Nasdaq Capital Market, particularity given recent notice that our stockholders’ equity has fallen below the required level;
●	our history of operating losses;
●	our inability to gain widespread acceptance of our PEER Reports;
●	our inability to prevail in convincing the United States Food and Drug Administration (the “FDA”), that our rEEG or PEER Online service does not constitute a medical device and should, therefore, not be subject to regulations;
●	the possible imposition of fines or penalties by the FDA for alleged violations of its rules and regulations;
●	our new subsidiary in telebehavioral health may be harmed by evolving governmental regulation;
●	our new subsidiary’s business model requires us to work with affiliated professional entities not owned by the Company;
●	our new subsidiary may require an expanded and maintained network of certified professionals;
●	our business may be subject to additional regulations in the future that could increase our compliance costs;
●	our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectations of analysts or investors;
●	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;
●	any negative or unfavorable media coverage;
●	our inability to generate and commercialize additional products and services;
●	our inability to comply with the substantial and evolving regulation by state and federal authorities, which could hinder, delay or prevent us from commercializing our products and services;
●	our inability to successfully compete against existing and future competitors;
●	delays or failure in clinical trials;
●	any losses we may incur as a result of litigation;
●	our inability to manage and maintain the growth of our business;
●	our inability to protect our intellectual property rights;
●	employee relations;
●	possible security breaches;

●	possible medical liability claims;
●	our ability to sell common stock to Aspire Capital under our current common stock purchase agreement;
●	possible personal injury claims in the future; and
●	our limited trading volume.

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

On May 9, 2018, the Company received a letter from Nasdaq granting the Company an extension through August 22, 2018 to regain compliance with Listing Rule 5550(b). As of June 30, 2018, the Company had stockholders' equity in excess of $2.5 million and believes that it continues to be in compliance through the current date. The Company achieved compliance through a variety of factors, including through improved revenue, certain cost cutting measures and, primarily, through the sale of securities under the common stock purchase agreement with Aspire Capital. Although the Company has regained compliance at June 30, 2018, it must also demonstrate compliance at and as of its fiscal year ending September 30, 2018. No assurance can be given that the Company will be able to demonstrate compliance at such date.

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

Results of Operations for Three Months Ended June 30, 2018 and 2017

MYnd Analytics is focused on research and the commercialization of its PEER Reports through its Neurometric Services, as well as providing telehealth service through scheduling and videoconferencing which is accessed through a secure portal.

The following table presents consolidated statement of operations data for each of the periods:

Revenues

	Three months ended June 30,		Change
	2018	2017
Neurometric Services	$65,600	$40,400	$25,200
Telepsychiatry Services	326,100	—	326,100
Total Revenues	$391,700	$40,400	$351,300

The increase was primarily due to increased sales of PEER reports, as well as sales generated from Arcadian Services during the three months ended June 30, 2018.

Cost of Revenues

	Three months ended June 30,		Change
	2018	2017
Neurometric Services	$14,700	$16,200	$(1,500)
Telepsychiatry Services	229,500	—	229,500
Total Revenues	$244,200	$16,200	$228,000

Cost of revenues increased during the three months ended June 30, 2018, primarily due to our acquisition of Arcadian Services and labor cost to service our telepsychiatry revenue.

Research

	Three months ended June 30,		Change
	2018	2017
Services Research	$64,800	$40,600	$24,200

Research expenses consist of payroll expenses, (including stock-based compensation), consulting fees, travel expenses, conference fees, and other miscellaneous costs listed as following:

		Three months ended June 30,		Change
		2018	2017
(1)	Salaries and benefit costs	$—	$2,200	$(2,200)
(2)	Consulting fees	62,500	36,000	26,500
(3)	Other miscellaneous costs	2,300	2,400	(100)
	Total Research	$64,800	$40,600	$24,200

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation, were zero for the three months ended June 30, 2018, primarily due to previously issued stock options fully vesting;

(2)	Consulting costs increased in the three months ended June 30, 2018 as a result of our Medical Officer assisting with the training of clinical trial investigators on the PEER Report allowing them to participate in trials, and consult with other physicians in the use and interpretation of the PEER Report; additionally on November 13, 2017 we entered into two consulting agreements for medical directors to provide consulting services for the telepsychiatry business; and

(3)	Other miscellaneous costs for the three months ended June 30, 2018 and 2017 were relatively unchanged.

Product Development

	Three months ended June 30,		Change
	2018	2017
Product Development	$361,900	$278,900	$83,000

Product development expenses consist of payroll costs, (including stock-based compensation), consulting fees, system development costs, conference fee, travel expenses, and miscellaneous costs which were as follows:

		Three months ended June 30,		Change
		2018	2017
(1)	Salaries and benefit costs	$216,700	$187,100	$29,600
(2)	Consulting fees	115,000	49,600	65,400
(3)	System development costs	12,800	18,900	(6,100)
(4)	Conference & travel	5,700	10,600	(4,900)
(5)	Other miscellaneous costs	11,700	12,700	(1,000)
	Total Product Development	$361,900	$278,900	$83,000

(1)	Salaries and benefits increased by $29,600 for the three months ended June 30, 2018, primarily due to grants of stock option awards;

(2)	Consulting fees increased by $65,400 for the three months ended June 30, 2018, primarily due to services in relation to the upgrade of the Company’s cloud based sales platform and for a data science project to improve the Company’s algorithms for the production of an enhanced PEER report;

(3)	System development and maintenance costs decreased by $6,100 during the three months ended June 30, 2018, primarily due to decreased time in our contract system programmers for work on quality management initiatives, research support, transitioning to file sharing, and media management;

(4)	Conference and travel costs decreased by $4,900 during the three months June 30, 2018; and

(5)	Other miscellaneous costs decreased slightly by $1,000 for the three months ended June 30, 2018.

Sales and marketing

	Three months ended June 30,		Change
	2018	2017
Sales and Marketing	$182,600	$292,100	$(109,500)

Sales and marketing expenses consist of payroll and benefit costs, (including stock-based compensation), advertising and marketing expenses, consulting fees, and miscellaneous expenses.

		Three months ended June 30,
		2018	2017	Change
(1)	Salaries and benefit costs	$123,100	$111,600	$11,500
(2)	Consulting fees	14,500	120,000	(105,500)
(3)	Advertising and marketing costs	—	37,100	(37,100)
(4)	Conferences and travel costs	3,600	1,300	2,300
(5)	Other miscellaneous costs	41,400	22,100	19,300
	Total Sales and marketing	$182,600	$292,100	$(109,500)

(1)	Salaries and benefits for the three months ended June 30, 2018 increased by $11,500 from the 2017 period; primarily due to increased salaries and commission of marketing and sales staff, offset by decreased stock-based compensation and reductions in staff;

(2)	Consulting fees for the three months ended June 30, 2018 decreased by $105,500. This difference was primarily due to a decrease in the number of marketing consultants;

(3)	Advertising and marketing expenses for the three months ended June 30, 2018 decreased by $37,100 which was directly related to social media advertising;

(4)	Conference and travel expenditures for the three months ended June 30, 2018 increased by $2,300 which was directly related to travel expense for the sales staff; and

(5)	Miscellaneous expenditures for the three months ended June 30, 2018 period increased by $19,300, primarily due to the Company opening PEER Centers in New York and Washington DC. Additional costs were incurred for rent and office supplies.

General and administrative

	Three months ended June 30,
	2018	2017	Change
General and administrative expenses	$2,451,600	$966,800	$1,484,800

General and administrative expenses consist of payroll and benefit costs, (including stock based compensation), legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference fees, and travel expenses.

		Three months ended June 30,
		2018	2017	Change
(1)	Salaries and benefit costs	$1,082,500	$469,000	$613,500
(2)	Consulting fees	299,900	89,800	210,100
(3)	Legal fees	214,300	132,000	82,300
(4)	Other professional fees	46,000	21,000	25,000
(5)	Patent costs	16,600	18,000	(1,400)
(6)	Marketing and investor relations costs	176,800	95,800	81,000
(7)	Conference and travel costs	24,900	34,200	(9,300)
(8)	Dues & subscriptions fees	65,500	31,500	34,000
(9)	Computer & web services	58,900	—	58,900
(10)	General admin and occupancy costs	466,200	75,500	390,700
	Total General and administrative costs	$2,451,600	$966,800	$1,484,800

(1)	Salaries and benefit expenses increased by $613,500 for the three months ended June 30, 2018 period. This increase was primarily due to $225,500 which was related to the acquisition of telepsychiatry management and staff; and increased stock–based compensation of $363,800;

(2)	Consulting fees increased by $210,100 for the three months ended June 30, 2018 period, including $50,000 as directors’ fees, and the remaining was primarily related to operational and consulting fees;

(3)	Legal fees increased by $82,300 for the three months ended June 30, 2018 period, primarily due to legal fees for the review of the new Aspire Capital Equity Purchase Agreement;

(4)	Other professional fees increased by $25,000 for the three months ended June 30, 2018 period, primarily due to professional fees in Arcadian. The acquisition of Arcadian was closed in fiscal 2018;

(5)	Patent costs decreased by $1,400 primarily due to less volume of patent and trademark applications and maintenance costs;

(6)	Marketing and investor relations costs increased by a net $81,000 for the three months ended June 30, 2018 period as we engaged public relations firms to enhance the Company’s presence in the media;

(7)	Conference and travel costs decreased by $9,300 for the three months ended June 30, 2018 period, primarily due to less conferences attended and less travel made during the period;

(8)	Dues and subscription costs increased by $34,000 for the three months ended June 30, 2018 period, primarily due to additional licenses for our Salesforce platform;

(9)	Computer and web services increased by $58,900 for the three months ended June 30, 2018 period due to CTO services related to our telepsychiatry business and cloud hosting fees; and

(10)	General administrative and occupancy costs increased by $390,700 for the three months ended June 30, 2018 period. The increase was primarily due to higher Delaware franchise tax and increased depreciation of fixed assets and amortization of intangible asset purchased.

Other income (expense)

	Three months ended June 30,		Change
	2018	2017
Interest expense	$(23,800)	$(1,900)	$(21,900)

●	Interest expense for the three months ended June 30, 2018 was $23,800 compared to $1,900 for the three months of June 30, 2017, the increase was due to interest expense on acquisition of the long term borrowing on the telepsychiatry business.

Net Loss

	Three months ended June 30,		Change
	2018	2017
Loss, net	$(2,937,200)	$(1,572,400)	$(1,364,800)

Our net loss was $2.9 million for the three months ended June 30, 2018, compared to approximately $1.6 million for the same period ended June 30, 2017. Please refer to the analysis above.

Results of Operations for Nine Months Ended June 30, 2018 and 2017

MYnd Analytics is focused on research and the commercialization of its PEER Reports through its Neurometric Services, as well as providing telehealth service through scheduling and videoconferencing which are accessed through a secure portal.

The following table presents consolidated statement of operations data for each of the periods:

Revenues

	Nine months ended June 30,		Change
	2018	2017
Neurometric Services	$198,700	$94,500	$104,200
Telepsychiatry Services	774,900	—	774,900
Total Revenues	$973,600	$94,500	$879,100

The increase was primarily due to increased sales generated from Arcadian Services during the nine months ended June 30, 2018.

Cost of Revenues

	Nine months ended June 30,		Change
	2018	2017
Neurometric Services	$133,500	$23,700	$109,800
Telepsychiatry Services	493,900	—	493,900
Total Revenues	$627,400	$23,700	$603,700

Cost of revenues increased during the nine months ended June 30, 2018, primarily due to increased revenue of services.

Research

	Nine months ended June 30,		Change
	2018	2017
Services Research	$219,700	$101,500	$118,200

Research expenses consist of payroll expenses, (including stock-based compensation), consulting fees, travel expenses, conference fees, and other miscellaneous costs listed as following:

		Nine months ended June 30,		Change
		2018	2017
(1)	Salaries and benefit costs	$—	$10,900	$(10,900)
(2)	Consulting fees	211,300	83,600	127,700
(3)	Other miscellaneous costs	8,400	7,000	1,400
	Total Research	$219,700	$101,500	$118,200

(1)	Salary and benefit costs, which are solely comprised of stock-based compensation, was zero for the nine months ended June 30, 2018, primarily due to certain stock option awards fully vesting;

(2)	Consulting costs increased in the nine months ended June 30, 2018, primarily consisting of costs under a consulting agreement with our Medical Officer to assist with the training of clinical trial investigators on the PEER Report allowing them to participate in trials, and consult with other physicians in the use and interpretation of the PEER Report; additionally on November 13, 2017 we entered into two consulting agreements for medical directors to provide consulting services for the telepsychiatry business; and

(3)	Other miscellaneous costs for the nine months ended June 30, 2018 and 2017 were relatively unchanged.

Product Development

	Nine months ended June 30,		Change
	2018	2017
Product Development	$973,300	$867,000	$106,300

Product development expenses consist of payroll costs, (including stock-based compensation), consulting fees, system development costs, conference fee, travel expenses, and miscellaneous costs which were as follows:

		Nine months ended June 30,		Change
		2018	2017
(1)	Salaries and benefit costs	$481,800	$594,800	$(113,000)
(2)	Consulting fees	326,700	152,900	173,800
(3)	System development costs	95,600	52,100	43,500
(4)	Conference & Travel	20,300	25,700	(5,400)
(5)	Other miscellaneous costs	48,900	41,500	7,400
	Total Product Development	$973,300	$867,000	$106,300

(1)	Salaries and benefits decreased by $113,000 for the nine months ended June 30, 2018, primarily due to less stock-based compensation recognized and a reduction in the number of staff members during the period of 2018;

(2)	Consulting fees increased by $173,800 for the nine months ended June 30, 2018, primarily due to the cost of services in relation to the upgrade of the Company’s cloud based sales platform and for a data science project to improve the Company’s algorithms for the production of an enhanced PEER report;

(3)	System development and maintenance costs increased by $43,500 during the nine months ended June 30, 2018 , primarily due to increased time spent by our contract system programmers for work on quality management initiatives, research support, transitioning to file sharing, and media management;

(4)	Conference and travel costs decreased by $5,400 during the nine months June 30, 2018, primarily due to a reduction in costs relating to attendance at conferences and related travel made during the period of 2018; and

(5)	Other miscellaneous costs increased by $7,400 for the nine months ended June 30, 2018, primarily due to additional dues and subscription costs.

Sales and marketing

	Nine months ended June 30,		Change
	2018	2017
Sales and Marketing	$1,487,800	$589,600	$898,200

Sales and marketing expenses consist of payroll and benefit costs, advertising and marketing expenses, consulting fees, and miscellaneous expenses.

		Nine months ended June 30,
		2018	2017	Change
(1)	Salaries and benefit costs	$712,500	$237,200	$475,300
(2)	Consulting fees	284,500	256,600	27,900
(3)	Advertising and marketing costs	248,600	41,600	207,000
(4)	Conferences and travel costs	59,300	6,100	53,200
(5)	Other miscellaneous costs	182,900	48,100	134,800
	Total Sales and marketing	$1,487,800	$589,600	$898,200

(1)	Salaries and benefits for the nine months ended June 30, 2018 increased by $475,300 from the 2017 period; primarily due to increased sales and marketing expenses, offset by decreased stock-based compensation expenses;

(2)	Consulting fees for the nine months ended June 30, 2018 increased by $27,900. This difference was primarily due to increases in the number of other additional marketing consultants.

(3)	Advertising and marketing expenses for the nine months ended June 30, 2018 increased by $207,000, primarily due to social media advertising;

(4)	Conference and travel expenditures for the nine months ended June 30, 2018 increased by $53,200, primarily due to travel expense for the sales staff; and

(5)	Miscellaneous expenditures for the nine months ended June 30, 2018 increased by $134,800, primarily due to the Company opening PEER Centers in New York and Washington DC. Additional costs were incurred for rent and office supplies.

General and administrative

	Nine months ended June 30,
	2018	2017	Change
General and administrative expenses	$5,967,400	$2,922,800	$3,044,600

General and administrative expenses consist of payroll and benefit costs, (including stock based compensation), legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference fees, and travel expenses.

		Nine months ended June 30,
		2018	2017	Change
(1)	Salaries and benefit costs	$2,513,400	$1,452,500	$1,060,900
(2)	Transaction fees	438,600	—	438,600
(3)	Consulting fees	862,200	259,400	602,800
(4)	Legal fees	293,200	504,600	(211,400)
(5)	Other professional fees	413,300	100,000	313,300
(6)	Patent costs	71,900	78,800	(6,900)
(7)	Marketing and investor relations costs	295,800	103,400	192,400
(8)	Conference and travel costs	107,700	122,600	(14,900)
(9)	Dues & subscriptions fees	160,500	79,400	81,100
(10)	Computer & web services	98,900	—	98,900
(11)	General admin and occupancy costs	711,900	222,100	489,800
	Total General and administrative costs	$5,967,400	$2,922,800	$3,044,600

(1)	Salaries and benefit expenses increased by $1,060,900 for the nine months ended June 30, 2018. This increase was primarily due to $419,000 which were related to the acquisition of telepsychiatry management and staff; the remaining primarily due to increased stock-based compensation of $328,800;

(2)	Transaction fees in relation to Arcadian acquisition were $438,600 for the nine months ended June 30, 2018.

(3)	Consulting fees increased by $602,800 for the nine months ended June 30, 2018, primarily due to increased directors’ fees, and related to operational and consulting fees;

(4)	Legal fees decreased by $211,400 for the nine months ended June 30, 2018.The decrease was primarily due to a decrease in legal fees associated with fund raising activities, reverse stock split corporate action, and FDA Regulations’ review and revisions to the CRADA, the remainder was related to decrease in general legal costs;

(5)	Other professional fees increased by $313,300 for the nine months ended June 30, 2018 period, primarily due to additional audit fees;

(6)	Patent costs decreased by $6,900 primarily due to less volume of patent and trademark applications and maintenance costs;

(7)	Marketing and investor relations costs increased by $192,400 for the nine months ended June 30, 2018 period as we engaged public relations firms to enhance the Company’s presence in the media;

(8)	Conference and travel costs decreased by $14,900 for the nine months ended June 30, 2018 period. The decrease was primarily due to a reduction in the number of conferences attended and less travel;

(9)	Dues and subscription costs increased by $81,100 for the nine months ended June 30, 2018 for additional licenses for our Salesforce platform;

(10)	Computer and web services increased by $98,900 for the nine months ended June 30, 2018 period consisting of to CTO services related to our telepsychiatry business and cloud hosting fees; and

(11)	General administrative and occupancy costs increased by $489,800 for the nine months ended June 30, 2018 period. The increase was primarily due to higher Delaware franchise tax and increased depreciation of fixed assets and amortization of intangible asset purchased.

Other income (expense)

	Nine months ended June 30,		Change
	2018	2017
Interest expense	$(62,300)	$(5,800)	$(56,500)

●	Interest expense for the six months ended June 30, 2018 was $62,300 compared to $5,800 for the nine months of June 30, 2017, due to interest expense on acquisition of the long term borrowing on Arcadian Services;

Net Loss

	Nine months ended June 30,		Change
	2018	2017
Loss, net	$(8,366,200)	$(4,464,600)	$(3,901,600)

Our net loss was $8,366,200 for the nine months ended June 30, 2018, compared to approximately $4,464,600 for the same period ended June 30, 2017. Please refer to the analysis above.

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

As of June 30, 2018, we had an accumulated deficit of approximately $83.6 million compared to our accumulated deficit as of September 30, 2017, of approximately $75.6 million. Our management expects that with our proposed clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. The Company continues to explore additional sources of capital but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations.

As of June 30, 2018, we had $2.6 million in cash and cash equivalents and a working capital surplus of approximately $1.7 million. This is compared to our cash position of $5.4 million as of September 30, 2017 and working capital of $4.1 million.

The Company has been funded through multiple rounds of private placements, primarily from members of our Board or our affiliates, one public offering of common stock and recently, through our facility with Aspire Capital.

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

During the nine months ended June 30, 2018, the Company completed one financing transaction and drew down on its Equity Line of Credit Agreements with Aspire Capital, resulting in total cash proceeds of $5.0 million. As a result of the receipt of additional capital, the Company significantly reduced its outstanding accounts payable. In addition, the Company took several steps to reduce its expenses, including but not limited to reducing certain personnel.

As of June 30, 2018, the Company has issued purchase notices to Aspire Capital to purchase 1.4 million shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.86 million.

Working Capital, Going Concern, Operating Capital and Capital Expenditure Requirements

As of June 30, 2018, we had approximately $2.6 million in cash and cash equivalents, compared to $5.4 million of cash and cash equivalents as of September 30, 2017.

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

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

●	the amount and timing of costs we incur in connection with our clinical trials and product development activities, including enhancements to our PEER Online database and costs we incur to further validate the efficacy of our technology;

●	whether we can receive sufficient business revenues from Arcadian Services to adequately cover our costs;

●	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our sales and marketing efforts;

●	whether we incur additional consulting and legal fees in our efforts in conducting Non-Significant Risk trials within FDA requirements, which will enable us to obtain a 510(k) clearance from the FDA;

●	if we expand our business by acquiring or investing in complimentary businesses; and

●	our continuing access to funding from Aspire Capital.

During the nine months ended June 30, 2018, the Company completed one financing transaction and drew down on its Equity Line of Credit with Aspire, resulting in total cash proceeds of $5.0 million. As a result of the receipt of additional capital, the Company significantly reduced its outstanding accounts payable. In addition, the Company took several steps to reduce its expenses, including but not limited to reducing certain personnel.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings.

The Aspire Capital Equity Lines of Credit

On December 6, 2016, the Company, entered into a common stock first purchase agreement (the “First Purchase Agreement”) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. For details of the First Purchase Agreement financing see “Private Placement Transactions―The Aspire Capital Equity Line” below.

From April 3, 2018 to May 7, 2018 the Company sold 1,180,000 shares of common stock to Aspire Capital under the First Purchase Agreement and received total proceeds of $2,505,000.

On May 15, 2018, the Company, entered into the Second Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Second Purchase Agreement. For details of the Purchase Agreement financing see “Private Placement Transactions―The Aspire Capital Equity Line” below.

On June 11, 2018, Aspire Capital purchased 222,222 shares of Common Stock, at a per share price of $2.25, resulting in gross proceeds to the Company of $500,000.

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

Shares of the Company’s Series A and Series A-1 Preferred Stock will be entitled to receive cash dividends at the rate of five percent (5.00%) of the Original Series A and Series A-1 Issue Price per annum, payable out of funds legally available therefor. Dividends will only payable when and if declared or upon certain events.

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

Cash Flows

Net cash used in operating activities was $7.4 million for the nine months ended June 30, 2018, compared to $2.7 million for the same period in 2017. The $4.7 million net increase in cash used for operations was primarily due to an increase in net loss of $3.9 million.

During the nine months ended ended June 30, 2018, the Company used $361,800 in investing activities, including $55,200 for the purchase of office equipment and $149,100 related to the acquisition of Arcadian Services.

Net Cash provided by activities for the nine months ended June 30, 2018 was $5.0 million, and related to payments on notes payable and capital leases. Financing activities for the nine months ended June 30, 2018, consisted of $2.1 million of gross proceeds received from private placements of equity from 3 accredited investors, of which three are affiliated with the Company; and $2.9 million gross proceeds from issuance purchase notices to Aspire Capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Private Placement Transactions

The Aspire Capital Equity Credit Lines

On December 6, 2016, the Company, entered into the First Purchase Agreement with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the First Purchase Agreement. In consideration for entering into the First Purchase Agreement, concurrently with the execution of the First Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of the Company’s common stock. See Note 7. Stockholders’ Equity”, Consolidated Financial Statements for additional detail.

Under the First Purchase Agreement, after the SEC declared effective the registration statement referred to above, on any trading day selected by the Company on which the closing sale price of its Common Stock was equal or greater than $0.50 per share, the Company had the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of Common Stock per business day, up to $10.0 million of the Company’s common stock in the aggregate at a per share purchase price equal to the lesser of:

a) the lowest sale price of Common Stock on the purchase date; or

b) the arithmetic average of the three (3) lowest closing sale prices for Common Stock during the twelve (12) consecutive trading days ending on the trading day immediately preceding the purchase date.

The Company had the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of Common Stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice was generally 95% of the volume-weighted average price for Common Stock traded on its principal market on the VWAP Purchase Date.

The purchase price was to be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the Purchase Price. The Company could deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

The Purchase Agreement provides that the Company and Aspire Capital would not effect any sales under the First Purchase Agreement on any purchase day selected where the closing sale price of the Company’s common stock was less than $0.50. There are no trading volume requirements or restrictions under the First Purchase Agreement, and the Company could control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital had no right to require any sales by the Company, but was obligated to make purchases from the Company as directed by the Company in accordance with the First Purchase Agreement. There were no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the First Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the First Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of Common Stock (the “ First Commitment Shares”). The First Purchase Agreement was terminated and replace by the Second Purchase Agreement, defined below on May 15, 2018. Aspire Capital had agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the First Purchase Agreement. Any proceeds from the Company receives under the First Purchase Agreement were expected to be used for working capital and general corporate purposes.

On May 15, 2018 the Company, entered into the Second Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 250,000 shares of the Company’s common stock ( the “Second Commitment Shares”). See Note 6. Stockholders’ Equity, Consolidated Financial Statements for additional detail.

Under the Second Purchase Agreement, after the SEC declared effective the registration statement referred to above, on any trading day selected by the Company on which the closing sale price of its Common Stock is equal or greater than $0.50 per share, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of Common Stock per business day, up to $10.0 million of the Company’s common stock in the aggregate at a per share purchase price equal to the lesser of:

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

The Second Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the Purchase Agreement on any purchase day selected where the closing sale price of the Company’s common stock is less than $0.50. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Second Purchase Agreement. In consideration for entering into the Second Purchase Agreement, concurrently with the execution of the Second Purchase Agreement, the Company issued to Aspire Capital 250,000 shares of Common Stock (the “Commitment Shares”). The Second Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Second Purchase Agreement. Any proceeds from the Company receives under the Second Purchase Agreement are expected to be used for working capital and general corporate purposes.

On June 11, 2018, Aspire Capital purchased 222,222 shares of Common Stock, at a per share price of $2.25, resulting in gross proceeds to the Company of $500,000.

As of June 30, 2018, the Company has issued purchase notices to Aspire Capital under the First Purchase Agreement to purchase 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million.

The Company has issued purchase notices under the Equity Line of Credit to Aspire Capital for the total number of shares subject to the registration statement covering the resale of shares under the First Purchase Agreement. Accordingly, the Company is considering the most efficient and beneficial course of action to continue access to capital financing, including but not limited to an Aspire Equity Line of Credit.

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

Shares of the Company’s Series A and Series A-1 Preferred Stock will be entitled to receive cash dividends at the rate of five percent (5.00%) of the Original Series A and Series A-1 Issue Price per annum, payable out of funds legally available therefor. Dividends will only payable when and if declared or upon certain events.

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

The shares of Series A and Series A-1 Preferred Stock were offered and sold in reliance upon the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, relating to sales by an issuer not involving any public offering and in reliance on similar exemptions under applicable state laws. Each purchaser represented that it is an accredited investor and that it acquired the Series A and Series A-1 Preferred Stock and Warrants for investment purposes only and not with a view to any resale, distribution or other disposition of such securities in violation of the United States federal securities laws.

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

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of June 30, 2018, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

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

Based on the foregoing material weaknesses, we have determined that, as of June 30, 2018, our internal controls over our financial reporting are not effective. We are developing a remediation plan outlining the steps and resources necessary to address each material weakness. Additionally, we continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and realign responsibilities in our financial and accounting review functions. The Company does not believe that the material weakness has resulted in any material inaccuracies in the financial statements included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, or any prior periods.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three-month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 9, 2018, the Company received a letter from Nasdaq granting the Company an extension through August 22, 2018 to regain compliance with Listing Rule 5550(b). As of June 30, 2018, the Company had stockholders' equity in excess of $2.5 million and believes that it continues to be in compliance through the current date. Although the Company has regained compliance at June 30, 2018, it must also demonstrate compliance at and as of its fiscal year ending September 30, 2018. No assurance can be given that the Company will be able to demonstrate compliance at such date or thereafter.

Additional risk factor: There may be adverse consequences if the independent contractor status of Arcadian’s providers is successfully characterized as employee status.

We have independent contractor relationships with our providers rather than employee relationships. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. Our providers must be afforded independence over their actions and judgment while providing medical services. If a federal or state authority or court enacts legislation or adopts regulations or adopts an interpretation that changes the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs in complying with such laws, regulations or interpretations, including, in respect of tax withholding, social security payments and recordkeeping, or we could be held liable for the actions of such independent contractors. As a result, we could be required to modify our business model. All of the above, individually or in the aggregate could have a material adverse effect on our business, financial condition and results of operations. In addition, there is the risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state or local tax or employment laws.

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

Shares of the Company’s Series A and Series A-1 Preferred Stock will be entitled to receive cash dividends at the rate of five percent (5.00%) of the Original Series A and Series A-1 Issue Price per annum, payable out of funds legally available therefor. Dividends will only be payable when and if declared or upon the occurance of certain events including upon a liquidation event, a deemed liquidation event or upon conversion.

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

The shares of Series A and Series A-1 Preferred Stock were offered and sold in reliance upon the exemption from the registration requirements of the Securities Act, set forth under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, relating to sales by an issuer not involving any public offering and in reliance on similar exemptions under applicable state laws. Each purchaser represented that it is an accredited investor and that it acquired the Series A and Series A-1 Preferred Stock and Warrants for investment purposes only and not with a view to any resale, distribution or other disposition of such securities in violation of the United States federal securities laws.

The Company expects to use the proceeds of the Financing for general corporate purposes.

These private placements were made pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act, and Regulation D thereunder.

The Aspire Capital Equity Lines of Credit

On December 6, 2016, the Company, entered into a common stock first purchase agreement (the “First Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. For details of the First Purchase Agreement financing. See “Private Placement Transactions―The Aspire Capital Equity Line” above.

From April 3, 2018 to May 7, 2018 the Company sold 1,180,000 shares of common stock to Aspire Capital under the First Purchase Agreement and received total proceeds of $2,505,000.

On May 15, 2018, the Company, entered into a second common stock purchase agreement (the “Second Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Second Purchase Agreement. For details of the Purchase Agreement financing. See “Private Placement Transactions―The Aspire Capital Equity Line” above.

On June 11, 2018, Aspire Capital purchased 222,222 shares of Common Stock, at a per share price of $2.25, resulting in gross proceeds to the Company of $500,000.

These sales were exempt from registration pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act, and Regulation D thereunder.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number	Exhibit Title

10.1	Common Stock Purchase Agreement with Aspire Capital Fund, LLP dated May 15, 2018, incorporated from Form 8-K (File No. 001-35527).

10.2	Agreement with Chief Executive Officer dated May 25, 2018.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.INS	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYnd Analytics, Inc.

Date: August 10, 2018		/s/ George C. Carpenter IV
	By:	George C. Carpenter IV
	Its:	Chief Executive Officer (Principal Executive Officer)

/s/ Donald D’Ambrosio
	By:	Donald D’Ambrosio
	Its:	Chief Financial Officer (Principal Financial Officer)