Form 10-K
period 2018-09-30
MYnd Analytics, Inc.
filed 2018-12-11
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒  Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2018

or

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

Yes     ☒                       No      ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes     ☒                       No      ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on March 31, 2018, the last business day of the registrant's most recently completed second fiscal quarter was $5,193,530 (calculated based on the price at which the registrant's common stock was last sold on that date).

As of December 10, 2018, the registrant had 7,555,004 shares of common stock, $0.001 par value, issued and outstanding.

MYND ANALYTICS, INC.

2018 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2018, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our need for immediate additional funding to support our operations and capital expenditures;

•	our ability to successfully maintain listing of our shares of common stock on the Nasdaq Capital Market;

•	our history of operating losses;

•	our inability to gain widespread acceptance of our PEER Reports;

•	our inability to prevail in convincing the United States Food and Drug Administration (the “FDA”), that our rEEG or PEER Online service does not constitute a medical device and should, therefore, not be subject to regulations;

•	the possible imposition of fines or penalties by the FDA for alleged violations of its rules and regulations;

•	our subsidiary in telebehavioral health may be harmed by evolving governmental regulation;

•	our telebehaviorial health subsidiary's business model requires work with affiliated professional entities not owned by the Company;

•	our telebehaviorial health subsidiary may require an expanded and maintained network of certified professionals;

•	our revenue and prospects for profitability may be harmed;

•	our business may be subject to additional regulations in the future that could increase our compliance costs;

•	our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectation of analysts or investors;

•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

•	any negative or unfavorable media coverage;

•	our inability to generate and commercialize additional products and services;

•	our inability to comply with the substantial and evolving regulation by state and federal authorities, which could hinder, delay or prevent us from commercializing our products and services;

•	our inability to successfully compete against existing and future competitors;

•	delays or failure in clinical trials;

•	any losses we may incur as a result of litigation;

•	our inability to manage and maintain the growth of our business;

•	our inability to protect our intellectual property rights;

•	employee relations;

•	possible security breaches;

•	possible medical liability claims;

•	possible personal injury claims in the future; and

•	our limited trading volume.

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

ITEM 1. The Business

Introduction

MYnd Analytics, Inc. (the “Company” or "MYnd") employs a clinically validated scalable technology platform to support personalized care for mental health patients. The Company utilizes its patented machine learning, artificial intelligence, data analytics platform for the delivery of telebehavioral health services and its PEER predictive analytics product offering. On November 13, 2017, the Company acquired Arcadian Telepsychiatry Services LLC ("Arcadian"), which manages the delivery of telepsychiatry and telebehavioral health services through a nationwide network of licensed and credentialed psychiatrists, psychologists and master's-level therapists. The Company is commercializing its PEER predictive analytics tool to help physicians reduce trial and error treatment in mental health. MYnd's patented, clinically validated technology platform ("PEER Online") utilizes complex algorithms to analyze electroencephalograms ("EEGs") to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict individual responses to a range of medications prescribed for the treatment of behavioral disorders including depression, anxiety, bipolar disorder, post-traumatic stress disorder (“PTSD”) and other non-psychotic disorders.

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

In connection with the Agreement, Arcadian entered into the Side Agreement and Seed Capital Amendment with Ben Franklin Technology Partners of Southeastern Pennsylvania ("BFTP"), pursuant to which BFTP waived its rights (a) to an equity conversion contemplated by the existing funding agreements (as they may be amended, supplemented or otherwise modified from time to time, the “BFTP Loan Documents”) between Arcadian and BFTP, under which BFTP has loaned Arcadian, as of August 31, 2017, the aggregate principal amount of $700,000 and upon which an aggregate of $85,496 of interest had then accrued (collectively, the “Loan Amount”) and (b) to act as an observer to Arcadian's board. Under the Side Agreement and Seed Capital Amendment, Arcadian acknowledged and reaffirmed all of BFTP’s claims, encumbrances granted by Arcadian to BFTP, and BFTP’s other rights, interests and remedies pursuant to the BFTP Loan Documents and otherwise. The effectiveness of the Side Agreement and Seed Capital Amendment are conditioned upon (i) Arcadian making a one-time payment to BFTP of $175,000 as payment for the redemption and cancellation of two warrants to purchase equity interests in Arcadian and (ii) the Company entering into a guaranty with respect to Arcadian's obligations (including the Loan Amount) to BFTP under the BFTP Loan Documents, as amended by the Side Agreement and Seed Capital Amendment. Upon satisfaction of the foregoing conditions, the aforementioned BFTP rights will be waived and the BFTP warrants will be cancelled. The Side Agreement and Seed Capital Amendment further provide that following the closing of the transactions contemplated by the Agreement, the Company will be obligated to complete all financial reporting to BFTP required under the BFTP Loan Documents.

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

The Challenge and the Opportunity

The American Psychiatric Association estimates that between $26 billion and $48 billion could be saved annually through effective integration of medical and behavioral health services. Traditional in-person patient encounters for behavioral health are hampered by relative shortages of behavioral health clinicians, especially in areas of the country where there is the greatest need. Arcadian’s customers are payers, health plans, Employee Assistance Programs ("EAPs"), and provider groups. With the benefit of the MYnd technology platform, Arcadian is positioned to capitalize on the need for behavioral health services, overcoming gaps in care access, while supporting healthcare organizations nationwide.

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

Currently, due to the lack of objective neurophysiological data available to physicians of brain function, physicians regularly make prescribing decisions based on incomplete symptomatic factors. To address this unmet medical need, we offer our PEER Online technology to analyze an individual's digital Quantitative EEG (“QEEG”), correlating the individual’s QEEG features with medication outcomes in our proprietary database of over 11,000 unique patients to predict the efficacy of psychotropic medications by class and individual medication. The output of this analysis - the PEER Report - has been used as adjunctive information by physicians for over a decade on patients suffering from behavioral disorders including depression, anxiety disorders, obsessive-compulsive disorder ("OCD"), bipolar disorder, PTSD, addiction and eating disorders, including anorexia.

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

Arcadian Telepsychiatry Services LLC

Arcadian Telepsychiatry Services LLC, our wholly owned subsidiary acquired in November 2017, manages the delivery of telebehavioral health services through a multi-state network of licensed and credentialed psychiatrists, psychologists and other behavioral health therapists ("Providers"). Although many companies provide broad telehealth services within the U.S., only a few companies have a primary focus on telepsychiatry and telebehavioral health. Arcadian’s business model is unique, because it has access to a broad network of licensed behavioral health professionals exclusively focused on telepsychiatry and telebehavioral health. These Providers collectively offer a full suite of behavioral health and wellness services, including short-term (urgent), medium-term (rehabilitation) and long-term (management) behavioral care.

Arcadian’s telehealth service delivery model is optimized to deliver behavioral health care anytime and anywhere, offering unprecedented access to behavioral health services. All technology for scheduling and videoconferencing is accessible through a secure portal, creating a seamless experience for the patient, referring physician, and Arcadian provider. The Providers' services include initial and follow-up psychiatric evaluations and diagnoses, medication prescribing and monitoring, urgent on-call evaluations, forensic and legal evaluations, individual and family counseling (e.g., grief, behavior problems, job loss) and drug and alcohol abuse rehabilitation counseling. Arcadian also arranges for services through Employee Assistance Programs (teleEAP) that many employers include as part of their employee benefits packages.

Arcadian contracts for most of its Providers' services through contracts (each a "Service Agreement") with the Providers. Neither the Company nor Arcadian has an ownership interest in any Provider, nor any employment relationships with any Provider. All Providers are required to maintain proper state licensing, credentialing and malpractice insurance. In a typical Service Agreement, Arcadian provides certain management and administrative services in support of the Providers' non-medical functions and the Providers provide telebehavioral health services.

Arcadian and its Providers currently have contracts with 32 insurance companies, human capital management corporations (i.e., EAP benefits), outpatient diagnostic and treatment centers, drug and alcohol rehabilitation centers (outpatient and residential), community behavioral health clinics, treatment and rehabilitation centers, corrections facilities, and post-acute care centers. Arcadian is exploring expansion opportunities by providing services to emergency departments, schools (K-12 and college) and large employers. Arcadian's contracts span from Pennsylvania to California and North Dakota to Louisiana and Texas.

Commercial Strategy

We plan to drive adoption of our technology and secure sustained profitability through the following plan:

1.	Continue integration of Arcadian's business into MYnd's technology platform to enable scalable growth and achieve incremental growth through the integration of the MYnd offering with the Arcadian network. We are continuing the integration of Arcadian functions that support scheduling, clinical management and billing operations with the MYnd operating platform to ensure operational efficiency and scalable growth. By doing so, we believe we will have a unique platform which both improves access to and efficacy of behavioral health treatments.

2.	Commercialize PEER through direct marketing to payers, providers and patients. MYnd has implemented a multi-prong strategy to increase patient and provider awareness of the PEER platform involving direct sales, social media and call centers.

3.	Continue to pursue military and veterans’ engagements in the US and globally. Due to the high visibility of mental and emotional disorders in their organizations, the military and veterans’ administration possess the ability to sustain demand and need for intervention. We intend to continue the pursue relationships with the military of the United States, Canada and other countries, to improve the condition of those serving and veterans. We have submitted an application for a federal supply schedule solicitation with the Department of Veterans Affairs which, if granted, would provide the Company with a five year General Services Administrative contract with all agencies of the Federal government. The Company has commenced a clinical trial with the Canadian Armed Forces, which will provide both NATO and Health Canada (Canada's single payer system) experience with our PEER technology. It will also increase the size of our data base, and potentially result in PEER being adopted as a standard of care by Health Canada.

4.	Identify and implement strategic opportunities to capitalize on the MYnd technology platform. The Company anticipates that recognition of the utility of the MYnd technology platform will follow with increasing market adoption. Accordingly, we will pursue strategic partnerships, licensing and distribution opportunities with global enterprise customers who provide electronic medical records, prescribing tools, and other large scale clinical management functions. In addition, the Company may evaluate and pursue other strategic opportunities that could prove to be beneficial to the Company's business.

PEER Report and PEER Online Database

A PEER Report is a personalized report for a patient which is generated after the patient receives an EEG. An EEG is a painless, non-invasive test that records the brain's electrical activity and provides a basis for comparison against others within the PEER database. MYnd utilizes AI, machine learning and data analytics in order to inform therapeutic regimens, thereby improving patient outcomes and reducing healthcare costs. The PEER Reports use data from EEG tests, outcomes and machine learning to identify endophenotypic markers of drug response. This big data approach has allowed MYnd to generate a large clinical registry and database of predictive algorithms from more than 11,000 unique patients with psychiatric or addictive problems and 40,000 clinical outcomes.

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

Competitive Advantages of MYnd Technology Platform

MYnd technologies utilizes what is believed to be the largest database of longitudinal patient outcomes, collected from our subscribing physicians and patients over more than a decade. Because our data platform "learns", it supports physicians in personalizing treatment of patients. PEER offers practical advantages to physicians and patients, including:

•	Scalable and Applicable to Other Services - Our products are built on a secure, HIPAA-compliant Force.com platform which is inherently scalable, i.e. services can be ordered and delivered to any physician with a web browser. The platform is capable of distributing point-of-care data to physicians for new drugs, non-pharmacological treatments, and other findings that are timely and clinically important for clinicians.

•	Clinical utility - PEER results are available same-day and provide objective, actionable data to support treating physicians.

•	Machine learning - A core attribute of the PEER Registry approach is that it “learns”, using machine learning algorithms to improve the accuracy of recommendations as outcomes are added to the database.

•	Higher Efficacy - Findings presented at the Military Health Services Research Symposium in August 2016 included pooled results from all four randomized trials of PEER, with an average 47% improvement (mean change from baseline) for PEER-guided treatments, compared to only 16% average improvement in the standard of care group. In other words, physicians with PEER information in our study had three times higher medication efficacy than physicians treating as usual without the benefit of PEER.

•	Pharmacogenomics - Currently, we believe that the most proven targets for pharmacogenomics are in the liver - a CYP450 drug metabolism - which apply to less than 15% of Americans. Conversely, PEER is based on functional brain activity and therefore, is more broadly applicable.

Clinical Results and Independent Validation

PEER has abundant literature showing (1) it affects treatment management decisions, (2) the decisions result in ‘strong’ effects on established measures of effectiveness (>3- fold more than what has been reported by FDA and Cochrane review groups on effects of drugs without benefit of PEER), (3) improved quality of life scores, (4) safety comparable to existing treatment regimens, (5) generalizability to many settings across many types of patients, and (6) substantial cost offsets.

In the 2017 PEER Report Dossier prepared by John Hornberger of Cedar Associates LLC and a Stanford Health Policy Adjunct Affiliate it is stated that "EEG is a well-standardized clinical tool that has been used for decades. As such, the processes for ordering and performing EGG are established and seamless. PEER represents the next logical enhancement, which is to link the automated, quantitative EEG findings with phenotypes (in this case, with drug response in patients with TRD) using the world’s largest clinical repository. The four randomized trials met the essential criteria of showing that PEER increases response rates; because of the strength of randomization, it leads to strong inference that the effect found in the studies were authentic, not due to a confounding factor. Also, the effect was large enough that relatively modest sample were sufficient to demonstrate the effect was very unlikely (less than 1% risk) of being due to random chance alone. In addition, more than 45 studies have shown the feasibility of a well-validated and useful EEG-clinical repository platform to work across many settings and for many types of patients with depression. Due to the high cost of non-response in depression, and the strong effect found in controlled, prospective trials of PEER, use of PEER at its recommended list price represents a substantial cost-saving opportunity for health plans, especially those facing renewed efforts by employers and government agencies to provide and document readily more affordable, value-based care."

Marketing and Sales

The Company will pursue aggressively the expansion of its Arcadian telebehavioral health network, by increasing the number of contracted payors and providers and its geographic reach. The Company will continue to focus marketing efforts on the geographies where there might be fewer available therapists as it continues to develop Arcadian's network. The Company will rely upon its in-house marketing staff to continue to market Arcadian services to insurance companies, EAPs and community behavioral health centers.

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

Some of our competitors may have greater name recognition, including Teladoc, MDLive, Doctor on Demand and American Well, longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the telehealth market, which could create additional price pressure. In light of these factors, even if our solution is more effective than those of our competitors, current or potential clients may accept competitive solutions in lieu of purchasing our solution. If we are unable to successfully compete in the telehealth market, our business, financial condition and results of operations could be materially adversely affected.

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

Corporate Practice; Fee-Splitting

Arcadian contracts with Providers to help make their psychiatric, psychological and other behavioral health services available to customers. In addition, Arcadian provides a wide range of services to Providers, and the Providers pay Arcadian for those services. These contractual relationships are subject to various state laws, including those in New York, Texas and California, that prohibit professionals from sharing a portion of their professional fees with nonprofessionals (i.e., fee-splitting) and prohibit the practice of medicine or another health profession by lay entities or persons (i.e., corporate practice restrictions) and are intended to prevent unlicensed persons from interfering with or influencing a professional's judgment.

State corporate practice and fee-splitting laws vary from state to state and are not consistent among states. In addition, these requirements are subject to broad powers of interpretation and enforcement by state regulators and the courts. may apply to Arcadian if a Provider is licensed there. Accordingly, administrative and management services provided by Arcadian to the Providers, such as scheduling, contracting, setting rates and the hiring and management of clinical personnel, may be considered an element of the practice of a health profession under certain state corporate practice doctrines. Decisions and activities may be viewed by regulatory authorities or other parties, including the Providers, as violating these fee-splitting and the corporate practice restrictions on of the health profession. An adverse finding with respect to fee-splitting and corporate practice restrictions could lead to judicial or administrative action against Arcadian or its Providers, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of Provider licenses, or the need to revise Service Agreements all in ways that may interfere with Arcadian’s business, cause other materially adverse consequences and may cause a substantial disruption to Arcadian’s business model.

Federal and State Fraud and Abuse Laws

Federal and State Anti-Kickback Statutes

The Company must comply with the federal and state anti-kickback statutes. The federal Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other federal governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other federal governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal governmental programs. Certain federal courts have held that the federal Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the federal Anti-Kickback Statute may result in exclusion from Medicare, Medicaid or other federal governmental programs as well as civil and criminal penalties, including fines of $50,000 per violation and three times the amount of the unlawful remuneration. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations.

State anti-kickback statutes require compliance independent of the federal Anti-Kickback Statute. Some state anti-kickback statutes prohibit the same conduct as the federal Anti-Kickback Statute, but may apply the prohibition broadly to all payor-reimbursed services, not just those that are federally funded. Other state anti-kickback statutes are limited to Medicaid services, while still others apply only to patient referrals and not to actions that involve “arranging or recommending” healthcare items or services.  Very few state anti-kickback statutes have the extensive safe harbors and regulatory guidance of the federal Anti-Kickback Statute, making interpretation of the scope of the statutes more uncertain than the federal Anti-Kickback Statute.  Like the federal Anti-Kickback Statute, violations of most state anti-kickback laws are subject to criminal sanctions. Accordingly, the Company must analyze and ensure that it complies with state anti-kickback statutes whenever it commences operations in a new state. Any violation of state anti-kickback laws, therefore, could have a material adverse effect on our business, financial condition and results of operations.

Physician Self-Referral Laws

There is a federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits a physician from referring Medicare patients to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. We do not believe the Company’s operations, including those of Arcadian, implicate the Stark Law, because neither the Company nor Arcadian nor the Providers acting pursuant to the Services Agreements offer or provide any services that would be considered designated health services under the Stark Law. As with the anti-kickback laws, however, physician self-referral prohibitions exist at the state level and, like the Stark Law, apply civil penalties to violations of their terms. These state physician self-referral laws are often similar to the Stark Law, but may apply to different services than the Stark Law and may have different exceptions. The Company does not believe it is noncompliant with any state physician self-referral laws, but these laws are often vague, subject to amendment and lacking in court precedent or regulatory guidance. It is possible, therefore, that now or in the future the Company could be found to be out of compliance with one or more state physician self-referral laws. Any such noncompliance could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, some states have laws similar to the False Claims Act. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state false claims laws apply to claims for health care or services submitted to any third-party payor, including commercial insurers, not just those reimbursed by a government-funded healthcare program. A determination of liability under such state false claims laws could result in fines and penalties and restrictions on the Company’s ability to operate in these jurisdictions and have a material adverse effect on our business, financial condition and results of operations.

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

State and Federal Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, or PII, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information, or PHI, and requires the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Arcadian’s Providers and some of its clients are all regulated as covered entities under HIPAA. Since the effective date of the HIPAA Omnibus Final Rule on September 23, 2013, HIPAA’s requirements are also directly applicable to the independent contractors, agents and other “business associates” of covered entities that create, receive, maintain or transmit PHI in connection with providing services to covered entities. Arcadian is a business associate under these requirements.

Violations of HIPAA may result in civil and criminal penalties. The civil penalties range from $100 to $50,000 per violation, with a cap of $1.5 million per year for violations of the same standard during the same calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also contains a breach notification rule. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to the HHS and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate.

State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. Although HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. In light of the HIPAA Omnibus Final Rule, recent enforcement activity, and statements from HHS, we expect increased federal and state privacy and security enforcement efforts.

Many states also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. Where state laws are more protective than HIPAA, Arcadian must comply with the state laws, in addition to HIPAA. In certain cases, it may be necessary to modify Arcadian's planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused.

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

FDA Regulation

The PEER Outcome database is registered with the United States Food and Federal Drug Administration ("FDA") and the State of California as a Class I Exempt Device within the category of Medical Device Data System.

We currently intend to continue marketing as a cloud-based neurometric information service branded as PEER Online ("neurometric services"), under our Class I registration, while we continue to pursue the military trial and consider submission of a Class II device premarket notification. If we continue to market PEER Online and the FDA determines that we should be subject to further FDA regulation, it could seek enforcement action against us based upon a position that our PEER Online product represents a Class II medical device, as a result of which we could be forced to cease our marketing activities and pay fines and penalties. In August 2012, the FDA reviewed the study protocol to use our PEER Interactive Product, which is substantially similar to the PEER Online product, and determined that the Walter Reed PEER Trial was considered a Non-Significant Risk ("NSR") clinical trial and did not require an Investigational Device Exemption.

In addition to the foregoing, federal and state laws and regulations relating to the sale of our neurometric services are subject to future changes, as are administrative interpretations of regulatory agencies. In the event that federal and state laws and regulations change, we may need to incur additional costs to seek government approvals for the sale of our neurometric services.

Employees

As of September 30, 2018, our operation has twenty–one full-time employees. We believe that our relations with our employees are good. None of our employees belong to a union.

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

We have not generated significant revenues or become profitable, may never do so and may not generate sufficient working capital to cover costs of operations. Our recurring net losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Historically, we have been unable to pay other obligations as they become due and have been in arrears on paying certain of our larger creditors. We have a history of insolvency that requires us to immediately secure additional funds to continue our operations. Until we can generate a sufficient amount of revenues to finance our operations and capital expenditures, we are required to finance our cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. As of September 30, 2018, we had approximately $3.3 million in cash and cash equivalents on hand. We will therefore need additional funds to continue our operations and will need substantial additional funds before we can increase demand for our telebehavioral health services and PEER solution offering.

As of September 30, 2018, the Company has issued purchase notices to Aspire Capital under a common stock purchase agreement with Aspire Capital dated as December 6, 2016 (the "First Purchase Agreement") to purchase an aggregate of 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million. As of September 30, 2018, the Company has issued purchase notices to Aspire Capital under the second common stock purchase agreement with Aspire Capital dated as of May 15, 2018 (the "Second Purchase Agreement") to purchase an aggregate of 884,671 shares of common stock, resulting in gross cash proceeds of approximately $1.9 million. On November 26, 2018, the Company received shareholder approval to remove the exchange cap under the Second Purchase Agreement in compliance with the applicable listing rules of the Nasdaq Stock Market. Pursuant to Nasdaq Listing Rule 5635(d), shareholder approval is required prior to the issuance of securities in connection with a transaction other than a public offering involving the sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock outstanding before the issuance for less than the greater of book or market value of the stock. Following receipt of shareholder approval, the Company may issue an additional $8.1 million, up to an aggregate of $10 million, of common stock to Aspire Capital under the Second Purchase Agreement. The issuance of shares of common stock that were issued from time to time to Aspire Capital under the First and Second Purchase Agreement were exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives, as well as through sales of common stock to Aspire Capital under the First Purchase Agreement or Second Purchase Agreement. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing acquisition, licensing, development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

We have experienced significant net losses and sustained negative cash flows from operations. In the twelve months ended September 30, 2018, we incurred a net loss of $10.3 million and used cash for operating activities of $9.0 million. We had an accumulated deficit of $85.2 million as of September 30, 2018. We expect to experience further significant net losses in 2018 and the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern for at least the next twelve months from the date of the issuance of the financial statements. As of and for the year ended September 30, 2018, our independent registered public accounting firm has included an explanatory paragraph in their audit report raising substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to obtain adequate funding from this proposed offering or in the future, or if we are unable to grow our revenue substantially to achieve and sustain profitability, amongst other factors, we may not be able to continue as a going concern, and our shareholders may lose some or all of their investment in us.

We have a history of operating losses and we have never been profitable.

Since our inception, we have incurred significant operating losses. As of September 30, 2018, our accumulated deficit was approximately $85.2 million. On November 13, 2017, we acquired Arcadian, a telepsychiatry and telebehavioral health company. Arcadian also has a history of significant operating losses, which represent a further obstacle to our goal of achieving profitability.

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

Our ability to conduct business in each state is dependent upon the state's treatment of telehealth under each state's laws, rules and policies governing the practice of medicine and other health care professions, which are subject to changing political, regulatory and other influences. Some state professional boards have established new rules or interpreted existing rules in a manner that limits or restricts our ability to conduct our business as currently conducted in other states, and it is possible that the laws and rules governing the practice of telehealth in one or more states may change in a similar manner in the future. Many states have imposed different, and, in some cases, additional, standards regarding the provision of services via telehealth. These standards often relate to particular modalities of telecommunication that are permitted or prohibited, meaning that a system the Company has established in some states may not satisfy regulatory requirements in others. State laws are also in flux regarding the licensure required to provide services via telehealth. By way of example, certain state Medicaid programs may cover behavioral health treatment provided by psychiatric nurse practitioners, but not clinical social workers. Others provide that certain services can be provided via telehealth by a clinical social worker, but not a licensed mental health counselor. Finally, both federal and state laws impose strict standards on using telehealth to prescribe certain classes of controlled substances that can be commonly used to treat behavioral health disorders. Recently passed federal legislation will also allow for controlled substances to be prescribed in emergency situations to treat substance use disorder, and if that change results in further abuse of controlled substances instead of curbing their abuse as intended, there could be negative ramifications for the entire telebehavioral health industry. The unpredictability of this regulatory landscape means that sudden changes in policy regarding standards of care and reimbursement are possible. If this were to happen, and we were unable to adapt our business model accordingly, our operations in such states could be disrupted, which could have a material adverse effect on our business, financial condition and results of operations. Federal law prohibits prescribing controlled substances without a prior in-person examination unless one of a number of narrow exceptions is met, and certain states impose further restrictions which prohibit prescribing certain classes of controlled substances via telemedicine altogether.

Our telebehavioral health business is dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be adversely affected if those relationships were disrupted.

There is a risk that state authorities in some jurisdictions may find that our contractual relationships with our affiliated physicians, psychologists and other behavioral health professionals ("Providers") violate laws prohibiting the corporate practice of medicine and certain other health professions. These laws generally prohibit the practice of medicine and certain other health professions by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the clinician's professional judgment. The professions subject to corporate practice restrictions and the extent to which each state considers particular actions or contractual relationships to constitute improper influence of professional judgment vary across the states and are subject to change and evolving interpretations by state boards of medicine and other health professions and state attorneys general. As such, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice laws will not further circumscribe our business operations. State corporate practice restrictions also often impose penalties on health professionals for aiding a corporate practice violation, which could discourage clinicians from participating in our network of providers. Any difficulty securing clinicians to participate in our network could impair our ability to provide telebehavioral health services and could have a material adverse effect on our business.

Corporate practice restrictions exist in some form, whether by statute, regulation, professional board or attorney general guidance, or case law, in at least 42 states, though the broad variation between state application and enforcement of the doctrine makes establishing an exact count difficult. Because of the prevalence of corporate practice restrictions on medicine and psychology in particular, including in the states where we predominantly conduct our business, we contract for provider services through services agreements rather than employ Providers. We expect that these relationships will continue, but we cannot guarantee that they will. A material change in our relationship with the Providers, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide telebehavioral health services and could have a material adverse effect on our business, financial condition and results of operations.

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

The telebehavioral health market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our patients to use, and to increase the frequency and extent of their utilization of, our solutions, as well as on our ability to demonstrate the value of telebehavioral health to employers, health plans, government agencies and other purchasers of healthcare. Negative publicity concerning our solutions or the telebehavioral health market as a whole could limit market acceptance of our solutions. Enforcement activity throughout the telehealth industry is on the rise, after the Medicare program published findings in April 2018 that more than 30% of claims filed failed to satisfy Medicare reimbursement standards, and the Department of Justice recently issued an indictment alleging that several individuals and companies participated in a billion-dollar telemedicine fraud conspiracy. As telehealth utilization and investment continue to rise, it would not be surprising for enforcement actions to increase in kind. Such activity could certainly produce negative publicity regarding public and patient confidence in telehealth, which could negatively impact our business. If our patients and providers do not perceive the benefits of our solutions, or if our solutions do not drive patient engagement, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations.

A significant portion of Arcadian's revenue comes from a limited number of clients, the loss of which would have a material adverse effect on our business, financial condition and results of operations.

Historically, Arcadian has relied on a limited number of clients for a substantial portion of its total revenue. We rely on Arcadian's reputation and recommendations from key clients to promote our solution to potential new clients. In addition, mergers and acquisitions involving our clients could lead to cancellation or non-renewal of our contracts with those clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential clients and patients.

Our business and growth strategy depend on our ability to maintain and expand a network of qualified providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.

Our success is dependent upon our continued ability to maintain a network of qualified providers. If we are unable to recruit and retain board-certified Providers as needed to render telebehavioral health services in a given state, whether that requires psychiatrists, psychologists or master's level therapists, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. In any particular market, Providers could demand higher payments or take other actions that could result in higher medical costs, extra income, e.g., only permitting clinicians with higher levels of licensure who demand higher payment rates to provide telebehavioral health services, less attractive service for our clients or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with Providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and the Providers. The failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our membership base, higher costs, healthcare provider network disruptions, less attractive service for our clients and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our telebehavioral health business may give rise to medical liability claims against us, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our telebehavioral health business entails the risk of malpractice and professional liability claims against both our Providers and us. Although we and our Providers carry insurance covering malpractice and professional liability claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful malpractice or professional liability claims could result in substantial damage awards that exceed the limits of our and our Providers' insurance coverage. The Providers each carry professional liability insurance covering $1 million per claim and $3 million in the aggregate for themselves, and we separately carry a general insurance policy covering $1 million per claim and $3 million in the aggregate. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all.

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

We are currently licensed to operate our telebehavioral health business in four states and file state income tax returns in four states. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest may adversely affect our results of operations.

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

We are subject to evolving and expensive corporate governance regulations and requirements. Management has determined that there is a material weakness in our internal controls and procedures under the standards of the Public Company Accounting Oversight Board or PCAOB. Our failure to adequately adhere to these requirements or the failure or circumvention of our internal controls and procedures could seriously harm our business.

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

As of September 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting, and determined that there continues to be a material weakness in our internal controls and procedures. The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements. Management has been continuing, since September 30, 2017, to attempt to remedy the material weakness, but has been unable to identify sufficient personnel or to implement adequate improvements. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Failure to provide effective internal controls may cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If deficiencies in our internal controls over financial reporting continue, these deficiencies may negatively impact our business and operations.

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

Our belief in the efficacy of our PEER Online technology is based on a finite number of successful studies. Such results may not be statistically significant in future studies and may not be indicative of the long-term future efficacy of the information we provide. Controlled scientific studies, including those that have already been announced and that are planned for the future, may yield results that are unfavorable or demonstrate that our services, including our PEER Reports, are not clinically useful. While we have not experienced such problems to date, if the initially indicated results cannot be successfully replicated or maintained over time, utilization of services based on our PEER Online technology, including the delivery of our PEER Reports, may not increase as we anticipate, which would harm our operating results and stock price. In addition, if we fail to upgrade our PEER Online database to account for new medications that are now available on the market, psychiatrists and other physicians may be less inclined to utilize our services if they believe that our reports only provide information about older treatment options, which would further harm our operating results and stock price. In August of 2016, we commenced enrolling patients into a new clinical trial. The trials are designed as a double-blind trial for military patients with a primary diagnosis of depression and other psychological comorbidity.  We do not know whether the ultimate results of the trial will be successful.  There are many factors beyond our control that could affect the success of the trials, including difficulty in registering more subjects, failures of investigators to follow the proper protocol, and external factors affecting patient health, among others.  If we fail to receive significant positive results for these trials, doctors may not be willing to use our services and our ability to generate revenue and to continue the PEER Online program, if at all, could be limited.

The FDA believes that rEEG and, potentially, our PEER Online service, constitute a medical device, which is subject to regulation by the FDA. The FDA has informed us that our marketing of our rEEG services without prior approval or re-classification by the FDA constitutes a violation of the Federal Food, Drug and Cosmetic Act. We believe that our PEER Online service is a class 1 medical device, subject to minimal FDA oversight. As we continue to market our PEER Online service, there is risk that the FDA will determine that the service is a device that requires premarket clearance, commence an enforcement action against us.

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

The Company is proceeding with two clinical trials based substantially on the Walter Reed PEER Trial protocol in an effort to replicate and expand the result achieved during the Walter Reed PEER Trial. One clinical trial with the Canadian Armed Forces commenced enrollment of patients in August of 2016. A second clinical trial with a large provider group has been through the training phase of the trial and is expected to commence enrolling patients in the next few months. At this time we cannot predict the results or the success of any of these trials. We can offer no assurances that the FDA will not insist on pre-market approval in the future, or that the data, which will be included in our future submissions to the FDA, do not raise any important new issues that could materially affect the safety or effectiveness of our PEER service. The inability to enroll sufficient subjects or the receipt of inconclusive results from our new clinical trials would have a material adverse effect on our ability to expand our operations. We currently intend to continue marketing as a non-device cloud-based neuromeric service branded as PEER Reports, under our Class I registration, while we pursue the additional clinical trials and consider submission of a Class II device premarket application in the future. If we continue to market our PEER Reports and the FDA determines that we should be subject to further FDA regulation as a Class II medical device, it could seek enforcement action against us based upon its position that our PEER Reports constitute a medical device as a result of which we could be forced to cease our marketing activities and pay fines and penalties, which would have a material adverse impact on us.

In addition to the foregoing, federal and state laws and regulations relating to the sale of our neurometic services are subject to future changes, as are administrative interpretations of regulatory agencies. If federal and state laws and regulations change, we may need to incur additional costs to seek government approvals for the sale of our neurometic services.

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

Although state Medicaid programs and commercial insurers are increasingly paying for healthcare services provided via telehealth, including telebehavioral health, reimbursement by the Medicare program remains limited. Medicare reimbursement is an important consideration for any provider of healthcare services in the United States, as Medicare accounted for twenty percent (20%) of all health expenditures in the United States in 2016, and the Centers for Medicare & Medicaid Services expect that figure to rise annually through at least 2025. It is uncertain if and when Medicare might adopt telehealth reimbursement standards that allow for reimbursement of telebehavioral health services generally. If Medicare does not loosen its telehealth reimbursement standards, our telehealth services may not be reimbursable by Medicare and there could be a material adverse effect on our ability to provide services to a significant portion of the American population, which could have a material adverse effect on our business, financial condition and results of operations.

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

Depending on our billing arrangement with each third-party payor and applicable law, we are often obligated to bill in the specific manner prescribed by the various payors, each of which may have different requirements. Among the potential factors complicating our billing of third-party payors are:

•	disputes among payors regarding which party is responsible for payment;

•	disparity in coverage among various payors;

•	different process, information, technical and billing requirements among payors; and

•	incorrect or missing billing information.

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

The provision of health care services through any kind of clinic, facility, storefront or other location open to the public is often subject to state clinic licensure laws akin to those that health facilities like hospitals, surgery centers and urgent care clinics must obtain and maintain. The Company does not operate or promote any physical place to obtain healthcare and therefore does not believe it is subject to any clinic licensure requirements, but the application of some of these laws to the Company and telehealth is unclear and subject to differing interpretation given the Company's status for Medicare purposes as an independent diagnostic testing facility.

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

Our relationships with psychiatrists and other physicians are critical to the growth of our neurometic Services business. We believe that these relationships are based on the quality and ease of use of our PEER Reports, our commitment to the behavioral health market, our marketing efforts and our presence at tradeshows. Any actual or perceived diminution in our reputation or the quality of our PEER Reports, or our failure or inability to maintain our commitment to the behavioral health market and our other marketing and solution promotion efforts could damage our current relationships, or prevent us from forming new relationships, with psychiatrists and other physicians and cause our growth to be limited and our business to be harmed.

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

If the marketplace perceives our PEER Reports as not offering the benefits which we believe they offer, we may receive significant negative publicity. This publicity may result in litigation and increased regulation and governmental review. If we were to receive such negative publicity or unfavorable media attention, whether warranted or unwarranted, our ability to market our PEER Reports would be adversely affected, we may be required to change our solutions and services and become subject to increased regulatory burdens and we may be required to pay large judgments or fines and incur significant legal expenses. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

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

Any of the following factors, among others, could delay the completion of clinical trials, or result in a failure of these trials to support our business, which would have an adverse effect on our business:

•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients and volunteers into clinical trials;

•	lower than anticipated retention rates of patients and volunteers in clinical trials;

•	negative results from clinical trials for any of our potential solutions; and

•	failure of our clinical trials to demonstrate the efficacy or clinical utility of our potential solutions.

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

We currently have 20 issued patents, of which seven are in the U.S., one of which covers the process involved in our PEER Online service. Our patents will expire between July 2019 and April 2023 and cover QEEG (quantitative electrophysiology); at which point we can no longer enforce our rights under these patents against third parties to prevent them from developing processes and commercializing solutions similar or identical to ours. Because our efforts to achieve broader market acceptance of our PEER Online service may take a substantial period of time, our patents may expire or provide only a short period of protection, if any, following such broader market acceptance. This could expose us to substantially more competition and have a material adverse impact on our business and our ability to commercialize or license our technology and solutions. Our asset is our PEER Online Database and we will continue to encrypt and protect it.

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

We depend heavily on secure access to, and secure transfer of data via the internet in the generation of our PEER Reports and other data exchange with our customers. We rely on services provided by third parties to store, transmit and process data in our central neurometic database. Security breaches could expose us to a risk of losing data and result in litigation and possible liability. Security measures taken by us or by such third party service providers may be breached as a result of third party action, including intentional misconduct by computer hackers, employee error, malfeasance, fraud or otherwise, during transfer or processing of data or at any time and result in someone obtaining unauthorized access to sensitive patient information, our intellectual property, other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence in the security of our service, damage to our reputation, disruption to our business, and could lead to legal liability and severely curtail future revenue.

In addition, any damage to, or failure of, our central neurometic database and the server on which it resides could result in interruptions in our ability to provide PEER Reports. Interruptions in our service may reduce our revenue, cause PEER Network providers to terminate their relationship with us and adversely affect our ability to attract new physicians to the PEER Network. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

Because our service is complex and cloud-based we rely on third-party data centers to store the data in our central neurometic database, our data and processes may be corrupted at some future time resulting in erroneous, defective or ineffective reports, which could result in unanticipated downtime in our service for PEER Network providers, resulting in harm to our reputation and our business. We do not control the operation of these facilities. While we take precautions (data redundancy, back-up and disaster recovery plans) to prevent service interruptions, our data centers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, communications failures and similar events. The occurrence of a natural disaster or an act of terrorism, vandalism or other misconduct, resulting in a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the availability of our central neurometic database. Since many physicians rely on our service to assist in treating their patients, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and hurt the reputation of the physicians in our PEER Network. If that occurs, physicians could elect to terminate their relationship with us, or delay or withhold payment to us. We could lose future revenues or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation and a reduction in revenue.

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

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which Providers provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships, our marketing activities and other aspects of our operations. Of particular importance are the following laws and rules:

•	Provider Licensing and Corporate Practice Restrictions. Behavioral health professionals who provide their professional services using telehealth modalities must, in most instances, hold a valid license to practice their health profession in the state in which the patient is located. In addition, certain states require a physician providing telepsychiatry to be physically located in the same state as the patient. Corporate practice restrictions prohibit general business corporations, such as us, from practicing medicine and other health professions subject to corporate practice restrictions, controlling clinical decisions or, in some cases, receiving payment for professional services subject to a corporate practice restriction. State corporate practice laws vary from state to state and are not consistent among states. These requirements are subject to broad powers of interpretation and enforcement by state regulators and may apply to an entity even though it is not located in that state if a Provider is licensed there;

•	Federal and State Anti-Kickback Statutes. The federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, or in return for ordering, leasing, purchasing or recommending or arranging for the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. State anti-kickback statutes require compliance independent of the federal Anti-Kickback Statute. Some state anti-kickback statutes prohibit the same conduct as the federal Anti-Kickback Statute, but may apply the prohibition broadly to all payor-reimbursed services, not just those that are federally-funded. Very few state anti-kickback statutes have the extensive safe harbors and regulatory guidance of the federal Anti-Kickback Statute, making interpretation of the scope of the statutes more uncertain than the federal Anti-Kickback Statute;

•	Physician Self-Referral Laws. There is a federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits a physician from referring Medicare patients to an entity providing "designated health services" if the physician or a member of such physician's immediate family has a "financial relationship" with the entity, unless an exception applies. We do not believe the Company's operations, including those of Arcadian, implicate the Stark Law, because neither the Company nor Arcadian nor the Providers acting pursuant to the Services Agreements offer or provide any services that would be considered designated health services under the Stark Law. As with the anti-kickback laws, however, physician self-referral prohibitions exist at the state level and which, like the Stark Law, apply civil penalties to violations of their terms. These state physician self-referral laws are often similar to the Stark Law, but may apply to different services than the Stark Law and may have different exceptions. The Company does not believe it is noncompliant with any state physician self-referral laws, but these laws are often vague, subject to amendment and lacking in court precedent or regulatory guidance. It is possible, therefore, that now or in the future the Company could be found to be out of compliance with one or more state physician self-referral laws. Any such noncompliance could have a material adverse effect on our business, financial condition and results of operations;

•	Federal and State False Claims Statutes. The federal False Claims Act imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement to have a false claim paid, including qui tam or whistleblower suits. Some states have laws similar to the False Claims Act. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any third-party payor, including commercial insurers, not just those reimbursed by a government funded healthcare program;

•	Other Healthcare Anti-Fraud Laws. The criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•	Beyond HIPAA, additional risks include reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by Medicare or Medicaid programs; and

•	a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments.

Finally, in the operations of our Company and our Providers, we must comply with additional restrictions, including the following:

•	Reassignment Rules. Payment reassignment rules prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;

•	Debt Collection Laws. Laws that regulate debt collection practices may be applied to our debt collection practices;

•	Refund Disclosures. A provision of the Social Security Act imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;

•	Billing Requirements. Federal and state laws prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered; and

•	Certification and Accreditation Requirements. Federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs.

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

To enforce compliance with the federal laws, the U.S. Department of Justice and the OIG, continue to increase their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $5,500 to $11,000 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

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

In addition, certain provisions of the PPACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care. Further, the PPACA may adversely affect payors by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas. The full impact of these changes on us cannot be determined at this time.

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

The U.S. healthcare industry is massive, has a number of large market participants with conflicting agendas, is subject to significant government regulation and is currently undergoing significant change. Changes in our industry, for example, away from high-deductible health plans, or the emergence of new technologies as more competitors enter our market, could result in our solution being less desirable or relevant.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information, including protected health information. These laws and regulations include HIPAA . HIPAA establishes a set of basic national privacy and security standards for the protection of protected health information, or PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us.

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

State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers, taking an expansive definition of fraud that includes receiving fees in connection with a healthcare business that is found to violate any of the complex regulations described above. Although to our knowledge we have not been the subject of any anti-fraud investigations, if such a claim were made defending our business practices could be time consuming and expensive, and an adverse finding could result in substantial penalties or require us to restructure our operations, which we may not be able to do successfully.

Our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectation of analysts or investors.

Management expects that we will experience substantial variations in our operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include, without limitation:

•	the use of and demand for telebehavioral health services and our PEER Reports, and other solutions and/or services that we may offer in the future that are based on our patented methodology;

•	inconclusive or negative result from our clinical trials;

•	our inability to enroll patients into our clinical trials;

•	the effectiveness of new marketing and sales programs;

•	turnover among our employees;

•	changes in management;

•	the introduction of solutions or services that are viewed in the marketplace as substitutes for the services we provide;

•	communications published by industry organizations or other professional entities in the psychiatric and physician community that are unfavorable to our business;

•	the introduction of regulations which impose additional costs on or impede our business; and

•	the timing and amount of our expenses, particularly expenses associated with the marketing and promotion of our services, the training of physicians and psychiatrists in the use of our PEER Reports and research and development.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of September 30, 2018, the Company had Federal net operating loss carryforwards of approximately $60.2 million and State net operating loss carryforwards of approximately $33.8 million. The Company has not undertaken a comprehensive analysis to determine whether or not a change of control has occurred. Both the Federal and State net operating loss carryforwards will begin to expire in 2022 and 2023 respectively. Our ability to utilize net operating loss carryforwards may be limited due to changes in ownership, as defined in the Internal Revenue Code.

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

Although our shares of common stock are now listed on the NASDAQ Capital Market under the symbol “MYND,” trading volume in our common stock has been limited and an active trading market for our shares of common stock may never develop or be maintained. Our average trading volume of the last ninety days has been 262,270 shares. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.

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

On February 23, 2018, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not compliant with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because the Company’s stockholders’ equity, as reported in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2017, was below the required minimum of $2.5 million. Further, as of February 22, 2018, the Company did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. This notice of noncompliance has had no immediate impact on the continued listing or trading of the Company’s common stock on The Nasdaq Capital Market. The Company did increase the stockholders' equity in response to the above.

On May 9, 2018, the Company received a letter from Nasdaq granting the Company an extension through August 22, 2018 to regain compliance with Listing Rule 5550(b). As of June 30, 2018, the Company had stockholders' equity in excess of $2.5 million and believes that it continues to be in compliance through the current date. The Company achieved compliance through a variety of factors, including through improved revenue, certain cost cutting measures and, primarily, through the sale of securities under the First Purchase Agreement and Second Purchase Agreement. The Company regained compliance at June 30, 2018 and remains compliant through its fiscal year ended September 30, 2018.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

•	quarterly variations in our revenues and operating expenses;

•	developments in the financial markets and worldwide or regional economies;

•	announcements of innovations or new products, solutions or services by us or our competitors;

•	announcements by the government relating to regulations that govern our industry;

•	significant sales of our common stock or other securities in the open market;

•	variations in interest rates;

•	changes in the market valuations of other comparable companies; and

•	changes in accounting principles.

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

Pursuant to the terms of the First Purchase Agreement and Second Purchase Agreement, we have registered for sale the Commitment Shares that we have issued and additional shares that we have already, or may in the future, sell to Aspire Capital under the First Purchase Agreement and Second Purchase Agreement. It is anticipated that the shares thereby registered will be sold over a period of up to approximately thirty months from the date of the related prospectus. The number of shares ultimately offered for sale by Aspire Capital under such prospectus will be dependent upon the number of shares we elect to sell to Aspire Capital under the First Purchase Agreement and Second Purchase Agreement. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under the Purchase Agreement may cause the trading price of our common stock to decline.

As of September 30, 2018, the Company has issued purchase notices to Aspire Capital under the First Purchase Agreement to purchase an aggregate of 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million. As of September 30, 2018, the Company has issued purchase notices to Aspire Capital under the Second Purchase Agreement to purchase an aggregate of 884,671 shares of common stock, resulting in gross cash proceeds of approximately $1.9 million. On November 26, 2018, the Company received shareholder approval to remove the exchange cap under the Second Purchase Agreement in compliance with the applicable listing rules of the Nasdaq Stock Market. Pursuant to Nasdaq Listing Rule 5635(d), shareholder approval is required prior to the issuance of securities in connection with a transaction other than a public offering involving the sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock outstanding before the issuance for less than the greater of book or market value of the stock. Following receipt of shareholder approval, the Company may issue an additional $8.1 million, up to an aggregate of $10 million, of common stock to Aspire Capital under the Second Purchase Agreement. The issuance of shares of common stock that were issued from time to time to Aspire Capital under the First and Second Purchase Agreement were exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Sales by Aspire Capital of shares acquired pursuant to the First Purchase Agreement and Second Purchase Agreement under an effective registration statement, may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. However, we have the right under the First Purchase Agreement and Second Purchase Agreement to control the timing and amount of sales of our shares to Aspire Capital.

Were our common stock to be considered penny stock, and therefore subject to the penny stock rules, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock.

The U.S. Securities and Exchange Commission (the “SEC”) has adopted a number of rules to regulate “penny stock” that may restrict transactions involving shares of our common stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our securities have in the past constituted “penny stock” within the meaning of the rule. Were our common stock to again be considered “penny stock” and therefore become subject to the penny stock rules, the additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

A U.S. broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared in accordance with SEC standards relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 30.14% of our issued and outstanding common stock and 46.47% on a fully diluted basis (after giving effect to the full conversion of the Preferred Series A shares). As a result, these stockholders are able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Transactions involving our common stock engaged in by our largest stockholders, directors or executive officers may have an adverse effect on the price of our stock.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 30.14% of our issued and outstanding common stock and 46.47% on a fully diluted basis (after giving effect to the full conversion of the Preferred Series A shares). Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Lease Commitments

The Company is a party to four leases, three are for office space located in Mission Viejo and Laguna Hills, California which house the corporate headquarters and neurometric business. The total lease payments per month are $10,666. The two leases for office space located in Mission Viejo and Laguna Hills have been renewed through February 28, 2020 and the total lease payments per month will be $8,411 beginning February 1, 2019. As of November 30, 2018, the third lease for a small annex office in Laguna Hills has been terminated.

The Company has one three-year lease for office space in Tysons, Virginia. As of June 1, 2018, the Company has sublet the premises under the Tysons, Virginia office space lease. The master lease period expires on September 30, 2020. The rent through September 30, 2018 is prorated at $2,508 per month; for the subsequent 12 months the rent is prorated at $2,576 per month; and for the remaining twelve months the rent will be prorated at $2,647 per month. The subtenant is paying approximately seventy seven percent of the master lease payment for the fourteen months ending on September 30, 2019 and has an option to renew for the final lease year.

On April 30, 2018 the Company terminated its month to month tenancy for the premises located at 420 Lexington Avenue, Suite 300, New York, New York 10170.

Arcadian Services' business has office space located in Fort Washington, PA. The lease period expires on February 28, 2020. The rent is currently $3,312 per month and will increase to $3,410 per month on March 1, 2019 for the remainder of the lease.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock has been listed on The NASDAQ Capital Market under the symbol “MYND” since July 14, 2017. Prior thereto, our common stock was quoted under the symbol "MYAN" (and previously "CNSO") on the OTCQB marketplace.

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

	High	Low
Fiscal Year Ended September 30, 2017
First Quarter	$9.89	$6.00
Second Quarter	$9.25	$5.90
Third Quarter	$7.00	$5.75
Fourth Quarter	$6.71	$3.39

Fiscal Year Ended September 30, 2018
First Quarter	$5.05	$2.80
Second Quarter	$3.69	$1.15
Third Quarter	$4.08	$1.20
Fourth Quarter	$2.78	$1.16

On December 10, 2018, the closing sales price of our common stock as reported on The NASDAQ Capital Market was 1.27 per share.  As of December 6, 2018, there were 274 record holders of our common stock.  The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Rights

Holders of our preferred stock are entitled to receive cash dividends in preference to the holders of our common stock, payable out of funds legally available when, as and if declared by the Board. Other than the warrant dividend described in the following paragraph we have not paid or declared cash distributions or other dividends on our common or preferred stock and we do not intend to pay cash dividends on our common or preferred stock in the foreseeable future.  We currently intend to retain all earnings, if and when generated, to finance our operations.  The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

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

Securities Authorized For Issuance Under Equity Compensation Plans

For information relating to the Securities Authorized for Issuance under Equity Compensation Plans, please see "Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholders Matters."

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes provided under Part II, Item 8 of this annual report on Form 10-K.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of MYnd Analytics, Inc. for the fiscal years ended September 30, 2018 and 2017.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “forecasts,” “goal,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” elsewhere in this annual report on Form 10-K for a discussion of certain risks associated with our business.  We disclaim any obligation to update forward-looking statements for any reason.

Overview

MYnd Analytics, Inc. (“MYnd,” “CNS,” “we,” “us,” “our,” or the “Company”), formerly known as CNS Response Inc., is a predictive analytics company that has developed a decision support tool to help physicians reduce trial and error treatment in mental health and provide more personalized care to patients. The Company employs a clinically validated scalable technology platform to support personalized care for mental health patients. The Company utilizes its patented machine learning, artificial intelligence, data analytics platform for the delivery of telebehavioral health services and its PEER predictive analytics product offering. On November 13, 2017, the Company acquired Arcadian, which manages the delivery of telepsychiatry and telebehavioral health services through a nationwide network of licensed and credentialed psychiatrists, psychologists and master's-level therapists. The Company is commercializing its PEER predictive analytics tool to help physicians reduce trial and error treatment in mental health. MYnd's patented, clinically validated technology platform ("PEER Online") utilizes complex algorithms to analyze electroencephalograms ("EEGs") to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict individual responses to a range of medications prescribed for the treatment of behavioral disorders including depression, anxiety, bipolar disorder, PTSD and other non-psychotic disorders.

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

The Company’s recurring net losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. During the twelve months ended September 30, 2018, the Company incurred a net loss of 10.3 million and used $9.0 million of net cash in operating activities. As of September 30, 2018, the Company’s accumulated deficit was $85.2 million. In connection with these consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due for the next twelve months from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities.

If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

To date, the Company has financed its cash requirements primarily from equity financings.  The Company will need to raise funds immediately to continue its operations and increase demand for its services. Until it can generate sufficient revenues to meet its cash requirements, which it may never do, the Company must continue to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Annual Report on Form 10-K for the year ending 2017.  The Company continues to explore additional sources of capital, but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company achieved compliance with Listing Rule 5550(b) through a variety of factors, including through improved revenue, certain cost cutting measures and, primarily, through the sale of securities under the First Purchase Agreement and Second Purchase Agreement. The Company regained compliance with Listing Rule 5550(b) at June 30, 2018 and remains compliant through its fiscal year ending September 30, 2018. No assurance can be given that the Company will continue to maintain compliance with Listing Rule 5550(b).

Financial Operations Overview

Revenues

Our neurometric services revenues are derived from the sales of PEER Reports and services of Electroencephalographs (EEG) and Quantitative Electroencephalographs (qEEG). Physicians and Customers are generally billed upon delivery of a PEER Report. The customer's insurance is billed for EEG and qEEG services. The Company also derives revenue from its subsidiary Arcadian Services who manages the delivery of telepsychiatry and telebehavioral health services which are delivered directly to patients.

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

Revenue Recognition

Revenues for our Neurometric Service product are recognized when a PEER Report is delivered to a Client-Physician. Revenues for our Telepsychiatry services are recognized in the month the services are delivered by the physician.

Stock-based Compensation Expense

Stock-based compensation expense, which is a non-cash charge, results from stock option grants and restricted share awards. Compensation for option is measured at the grant date based on the calculated fair value of the award. We recognize stock-based compensation expense on a straight-line basis over the vesting period of the underlying option. The amount of stock-based compensation expense expected to be amortized in future periods may decrease if unvested options are subsequently cancelled or may increase if future option grants are made.

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

Derivative accounting for convertible debt and warrants

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2018, the Company had no financial instruments that contain embedded derivative features.

Financial Operations Overview for the Fiscal Year Ended September 30, 2018 and 2017

MYnd Analytics is focused on research and the commercialization of its PEER Reports through its Neurometric Services, as well as providing telehealth service through scheduling and videoconferencing which is accessed through a secure portal.

The following table presents consolidated statement of operations data for each of the periods:

Revenues

	Fiscal Year ended September 30,
	2018	2017	Change
Neurometric Services	$263,700	$128,500	$135,200
Telepsychiatry Services	1,051,800	—	1,051,800
Total Revenues	$1,315,500	$128,500	$1,187,000

The increase was primarily due to increased sales of PEER reports, as well as the company retaining a professional medical insurance billing company and sales generated from Arcadian Services during the fiscal year ended September 30, 2018.

Cost of Revenues

	Fiscal Year ended September 30,
	2018	2017	Change
Neurometric Services	$131,200	$53,500	$77,700
Telepsychiatry Services	696,200	—	696,200
Total Cost of Revenues	$827,400	$53,500	$773,900

Cost of revenues increased during the fiscal year ended September 30, 2018, primarily due to our acquisition of Arcadian Services and labor cost to service our telepsychiatry revenue.

Research Expenses

Research expenses consist of payroll expenses, (including stock-based compensation), consulting fees, travel expenses, conference fees, and other miscellaneous costs listed as following:

	Fiscal Year ended September 30,
	2018	2017	Change
Research Expenses	$231,500	$123,900	$107,600

Research expenses consist of payroll costs (including stock-based compensation), consulting fees, travel, conference and other miscellaneous costs which were as follows:

		Fiscal Year ended September 30,
	Key Expense Categories	2018	2017	Change
(1)	Salaries and benefit costs	$(49,000)	$11,000	$(60,000)
(2)	Consulting fees	269,800	103,500	166,300
(3)	Other miscellaneous costs	10,700	9,400	1,300
	Total Research Expenses	$231,500	$123,900	$107,600

Comparing the fiscal year ended September 30, 2018, with the corresponding period in 2017:

(1)	Salary and benefit costs decreased for the fiscal year ended September 30, 2018, primarily due to the reversal of our bonus accrual and the department not meeting specified metrics;

(2)	Consulting costs increased for the fiscal year ended September 30, 2018, primarily consisting of costs under a consulting agreement with our Medical Officer to assist with the training of clinical trial investigators allowing them to participate in trials, and consult with other physicians in the use and interpretation of our PEER Report; additionally, on November 13, 2017 we entered into two consulting agreements for medical directors to provide consulting services for the telepsychiatry business;

(3)	Other miscellaneous costs for the 2018 and 2017 periods were substantially unchanged.

Product Development Expenses

	Fiscal Year ended September 30,
	2018	2017	Change
Product Development Expenses	$1,146,000	$1,237,200	$(91,200)

Product Development expenses consist of payroll costs (including stock-based compensation), consulting fees, system development costs, conference, travel and miscellaneous costs which were as follows:

		Fiscal Year ended September 30,
	Key Expense Categories	2018	2017	Change
(1)	Salaries and benefit costs	$534,700	$803,800	$(269,100)
(2)	Consulting fees	400,200	203,000	197,200
(3)	System development costs	133,300	146,700	(13,400)
(4)	Conference and travel	21,100	32,500	(11,400)
(5)	Other miscellaneous costs	56,700	51,200	5,500
	Total Product Development Expenses	$1,146,000	$1,237,200	$(91,200)

Comparing the fiscal year ended September 30, 2018, with the corresponding period in 2017:

(1)	Salaries and benefits decreased by $269,100 for the fiscal year ended September 30, 2018, primarily due to a reduction in stock-based compensation recognized and a reduction in the number of staff members during the fiscal year of 2018;

(2)	Consulting fees increased by $197,200 for the fiscal year ended September 30, 2018, primarily due to the cost of services in relation to the upgrade of the Company's cloud based sales platform and for a data science project to improve the Company's algorithms for the production of an enhanced PEER report;

(3)	System development and maintenance costs decreased by $13,400 for the fiscal year ended September 30, 2018, primarily due to decreased time spent by our contract system programmers for work on quality management initiatives, research support, transitioning to file sharing, and media management;

(4)	Conference and travel costs decreased by $11,400 for the fiscal year ended September 30, 2018, primarily due to a reduction in costs relating to attendance at conferences and related travel made during the period of 2018; and

(5)	Other miscellaneous costs increased slightly by $5,500 for the fiscal year ended September 30, 2018.

Sales and Marketing  Expenses

	Fiscal Year ended September 30,
	2018	2017	Change
Sales and Marketing Expenses	$1,617,900	$1,226,700	$391,200

Sales and marketing expenses consist of payroll and benefit costs, advertising and marketing expenses, consulting fees, and miscellaneous expenses as further set forth below.

		Fiscal Year ended September 30,
	Key Expense Categories	2018	2017	Change
(1)	Salaries and benefit costs	$795,700	$543,200	$252,500
(2)	Consulting fees	298,900	422,700	(123,800)
(3)	Advertising and marketing costs	248,600	152,000	96,600
(4)	Conferences and travel costs	64,900	19,800	45,100
(5)	Other miscellaneous costs	209,800	89,000	120,800
	Total Sales and Marketing Expenses	$1,617,900	$1,226,700	$391,200

Comparing the fiscal year ended September 30, 2018, with the same period in 2017:

(1)	Salaries and benefits for the fiscal year ended September 30, 2018 increased by $252,500 from the 2017 period, primarily due to increased sales and marketing expenses, offset by a decreased in stock-based compensation expenses;

(2)	Consulting fees for the fiscal year ended September 30, 2018 decreased by $123,800, primarily due to decreases in the number of marketing consultants.

(3)	Advertising and marketing expenses for the fiscal year ended September 30, 2018 increased by $96,600, primarily due to social media advertising;

(4)	Conference and travel expenditures for the fiscal year ended September 30, 2018 increased by $45,100, primarily due to increased travel expenses for the sales staff; and

(5)	Miscellaneous expenditures for the fiscal year ended September 30, 2018 increased by $120,800, primarily due to the Company opening PEER Centers in New York and Washington DC. Additional costs were incurred for rent and office supplies.

General and administrative Expenses

	Fiscal Year ended September 30,
	2018	2017	Change
General and Administrative Expenses	$7,737,600	$4,590,800	$3,146,800

General and administrative expenses consist of payroll and benefit costs, (including stock based compensation), legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference fees, and travel expenses as set forth below.

		Fiscal Year ended September 30,
	Key Expense Categories	2018	2017	Change
(1)	Salaries and benefit costs	$3,198,700	$2,451,800	$746,900
(2)	Transaction fees	438,600	—	438,600
(3)	Consulting fees	1,178,800	590,100	588,700
(4)	Legal fees	437,800	408,800	29,000
(5)	Other professional fees	502,700	210,800	291,900
(6)	Patent costs	105,700	114,500	(8,800)
(7)	Marketing and investor relations costs	374,300	173,000	201,300
(8)	Conference and travel costs	131,800	172,300	(40,500)
(9)	Dues & subscriptions fees	218,300	115,300	103,000
(10)	Computer & web services	157,100	—	157,100
(11)	General admin and occupancy costs	993,800	354,200	639,600
	Total General and Administrative Expenses	$7,737,600	$4,590,800	$3,146,800

(1)	Salaries and benefit expenses for the fiscal year ended September 30, 2018 increased by $746,900 from the 2017 period. This increase was primarily due to an increase of $680,000 in salaries which were related to the acquisition of Arcadian telepsychiatry management and staff; increased payroll, bonus and related benefits of $142,000 related to our historical operations, offset by a decreased in stock-based compensation of $50,000;

(2)	Transaction fees in relation to Arcadian acquisition were $438,600 for the fiscal year ended September 30, 2018;

(3)	Consulting fees for the fiscal year ended September 30, 2018 increased by $588,700, primarily due to increased directors' fees, and related operational and consulting fees;

(4)	Legal fees for the fiscal year ended September 30, 2018 increased by $29,000, primarily due to increased legal fees associated with fund raising activities and general legal costs;

(5)	Other professional fees for the fiscal year ended September 30, 2018 increased by $291,900, primarily due to increased audit fees of $218,000, and other consulting fees;

(6)	Patent costs for the fiscal year ended September 30, 2018 decreased by $8,800 primarily due to less volume of patent and trademark applications and maintenance costs;

(7)	Marketing and investor relations costs for the fiscal year ended September 30, 2018 increased by $201,300 as we engaged a public relations firms to enhance the Company's presence in the media;

(8)	Conference and travel costs decreased by $40,500 for the fiscal year ended September 30, 2018, primarily due to a reduction in the number of conferences attended and less travel;

(9)	Dues and subscription costs for the fiscal year ended September 30, 2018 increased by $103,000 for additional licenses for our Salesforce platform;

(10)	Computer and web services increased by $157,100 for the fiscal year ended September 30, 2018 consisting of CTO services related to our telepsychiatry business and cloud hosting fees; and

(11)	General administrative and occupancy costs increased by $639,600 for the fiscal year ended September 30, 2018. The increase was primarily due to increased Delaware franchise taxes at $236,000, increased depreciation of fixed assets and amortization of intangible asset purchased.

Other income (expense)

	Fiscal Year ended September 30,
	2018	2017	Change
Interest (expense), net	$(86,300)	$(6,600)	$(79,700)

Interest expense for the fiscal year ended September 30, 2018 increased by $79,700, primarily due to the interest expense associated with debt acquired with the Arcadian acquisition.

Net Loss

	Fiscal Year ended September 30,
	2018	2017	Change
Net Loss	$(10,333,100)	$(7,112,800)	$(3,220,300)

Our net loss was $10.3 million for the fiscal year ended September 30, 2018, compared to the approximately $7.1 million for the same period ended September 30, 2017, primarily due to above mentioned increased salaries, payroll, and cost related to the acquisition of Arcadian telepsychiatry.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which the contemplate continuation of the Company as a going concern.

Since our inception, we have never been profitable and we have generated significant losses. The Company has a limited operating history and its operations are subject to expenses, difficulties, delays, complications, risks and uncertainties frequently encountered in the operation of a business with a limited operating history. These risks include the ability to obtain adequate financing on a timely basis, if at all, the failure to develop or supply technology or services to meet the demands of the marketplace, the failure to attract and retain qualified personnel, competition within the industry, government regulation and the general strength of regional and national economies.

As of September 30, 2018, we had an accumulated deficit of approximately $85.2 million compared to our accumulated deficit as of September 30, 2017, of approximately $75.6 million. Our management expects that with our proposed clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. The Company continues to explore additional sources of capital but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations.

As September 30, 2018, we had $3.3 million in cash and cash equivalents and a working capital surplus of approximately $2.3 million. This is compared to our cash position of $5.4 million in cash and cash equivalents as of September 30, 2017, and a capital surplus of $4.1 million. The decrease in cash and cash equivalents was primarily due to less proceeds from financing activities and increased cash used in operations in 2018 compared to 2017.

The Company has been funded through multiple rounds of private placements, primarily from members of our Board or our affiliates.

On March 29, 2018, the Company sold an aggregate of 1,050,000 shares for $2.00 per Unit, each consisting of one share of newly-designated Series A Preferred Stock, par value $0.001 per share and one Warrant to purchase one share of Common Stock, par value $0.001 per share for $2.34 per share in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million. The private placement closed on March 29, 2018.

On September 21, 2018, the Company entered into definitive agreements with George C. Carpenter IV, President and Chief Executive Officer, Robin L. Smith, Chairman, as well as John Pappajohn, and Peter Unanue, each a director of the Company, and entities affiliated with Michal Votruba, a member of the Board of Directors of MYnd Analytics and Director of Life Sciences for the European-based RSJ-Gradus fund, relating to a private placement of an aggregate of 459,458 units for $1.85 per unit, with each unit consisting of one share of common stock and one common stock purchase warrant to purchase one share of Common Stock for $2.00 per share.

As of September 30, 2018, the Company has issued purchase notices to Aspire Capital under the First Purchase Agreement to purchase an aggregate of 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million. As of September 30, 2018, the Company has issued purchase notices to Aspire Capital under the Second Purchase Agreement to purchase an aggregate of 884,671 shares of common stock, resulting in gross cash proceeds of approximately $1.9 million. On November 26, 2018, the Company received shareholder approval to remove the exchange cap under the Second Purchase Agreement in compliance with the applicable listing rules of the Nasdaq Stock Market. Pursuant to Nasdaq Listing Rule 5635(d), shareholder approval is required prior to the issuance of securities in connection with a transaction other than a public offering involving the sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock outstanding before the issuance for less than the greater of book or market value of the stock. Following receipt of shareholder approval, the Company may issue an additional $8.1 million, up to an aggregate of $10 million, of common stock to Aspire Capital under the Second Purchase Agreement. The issuance of shares of common stock that were issued from time to time to Aspire Capital under the First Purchase Agreement and Second Purchase Agreement were exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

As a result of the receipt of additional capital during 2018, the Company significantly reduced its outstanding accounts payable. In addition, the Company took several steps to reduce its expenses, including but not limited to reducing certain personnel.

Working Capital, Going Concern, Operating Capital and Capital Expenditure Requirements

We had approximately $3.3 million in cash and cash equivalents as of September 30, 2018, compared to $5.4 million of cash and cash equivalents as of September 30, 2017.

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

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

•	the amount and timing of costs we incur in connection with our clinical trials and product development activities, including enhancements to our PEER Online database and costs we incur to further validate the efficacy of our technology;

•	whether we can receive sufficient business revenues from Arcadian Services to adequately cover our costs;

•	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our sales and marketing efforts;

•	whether we incur additional consulting and legal fees in our efforts in conducting Non-Significant Risk trials within FDA requirements, which will enable us to obtain a 510(k) clearance from the FDA;

•	if we expand our business by acquiring or investing in complimentary businesses; and

•	our continuing access to funding from Aspire Capital.

During the twelve months ended September 30, 2018, the Company completed multiple financing transactions and drew down on its Equity Line of Credit with Aspire, resulting in total cash proceeds of $7.2 million. As a result of the receipt of additional capital, the Company significantly reduced its outstanding accounts payable. In addition, the Company took several steps to reduce its expenses, including but not limited to reducing certain personnel.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings.

The Aspire Capital Equity Lines of Credit

On December 6, 2016, the Company, entered into the First Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the First Purchase Agreement. For details of the First Purchase Agreement financing see "Private Placement Transactions - The Aspire Capital Equity Line” below.

From April 3, 2018 to May 7, 2018 the Company sold 1,180,000 shares of common stock to Aspire Capital under the First Purchase Agreement and received total proceeds of $2.4 million.

On May 15, 2018, the Company, entered into the Second Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Second Purchase Agreement. For details of the Purchase Agreement financing see "Private Placement Transactions―The Aspire Capital Equity Line” below.

On June 11, 2018, Aspire Capital purchased 222,222 shares of Common Stock, at a per share price of $2.25, resulting in gross proceeds to the Company of $500,000.

On September 17, 2018, Aspire Capital purchased 662,449 shares of Common Stock, at a per share price of $2.11, resulting in gross proceeds to the Company of $1.4 million.

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

On April 30, 2018, the Company entered into the First Amended Subscription Agreement for Shares of Series A Preferred Stock and Common Stock Purchase Warrants (the “Amended Agreement”) with John Pappajohn and Mary Pappajohn (each an “Investor”, and collectively the “Investors”), which provides for the issuance, as of the date of the Original Agreement, of an aggregate of 500,000 Shares of Series A-1 Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Convertible Preferred Stock”), in lieu of the same number of Shares of Series A Convertible Preferred Stock that the Company had originally agreed to issue to the Investors. The Series A-1 Convertible Preferred Stock will have substantially the same rights and preferences as the Shares of Series A Preferred Stock, except that the Shares of Series A-1 Convertible Preferred Stock are non-voting and cannot be converted into Common Stock by an Investor if, as a result of such conversion, such Investor would beneficially own greater than 19.9% of the outstanding shares of Common Stock. Additionally, the Warrants were amended to provide that they would not be exercisable by an investor if, following any such exercise, such Investor would beneficially own greater than 19.9% of the outstanding shares of Common Stock. Shares of the Company’s Series A and Series A-1 Preferred Stock will be entitled to receive cash dividends at the rate of five percent (5.00%) of the Original Series A and Series A-1 Issue Price per annum, payable out of funds legally available therefore. Dividends will only payable when and if declared or upon certain events.

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

Private Placement with Directors and Management

On September 21, 2018, the Company entered into definitive agreements with George C. Carpenter IV, President and Chief Executive Officer, Robin L. Smith, Chairman, as well as John Pappajohn, and Peter Unanue, each a director of the Company, and entities affiliated with Michal Votruba, a member of the Board of Directors of MYnd Analytics and Director of Life Sciences for the European-based RSJ-Gradus fund, relating to a private placement of an aggregate of 459,458 units for $1.85 per unit, with each unit consisting of one share of common stock and one common stock purchase warrant to purchase one share of Common Stock for $2.00 per share.

Cash Flows

Net cash used in operating activities was approximately $9.0 million for the fiscal year ended September 30, 2018, compared to approximately $4.8 million for the same period in 2017. The $4.2 million net increase in cash used for operations was primarily due to: consulting fees increased by approximately $1.1 million, salaries increased by $1.0 million, marketing and investor relations increased by $0.3 million, and transaction cost of $0.4 million, the remaining relates to other operating costs.

During the fiscal year ended September 30, 2018, the Company spent approximately $0.4 million in investing activities, including $55,200 for the purchase of office equipment and $306,600 related to the acquisition of Arcadian Services. During the fiscal year ended September 30, 2017, the Company spent $479,500 in investing activities, including $127,900 in the purchase of computer equipment and expenditures on our Patient Reported Outcomes application and $190,000 investment in Arcadian.

Net Cash provided by financing activities for the fiscal year September 30, 2018 were approximately $7.2 million, consisting of $2.0 million of net proceeds received from private placements of equity from three accredited investors, who are affiliated with the Company; $0.9 million proceeds received from issuance of common stock; and $4.3 million gross proceeds from issuance purchase notices to Aspire Capital. Net Cash provided by financing activities for the fiscal year ended September 30, 2017 were approximately $10.4 million. In July 2017, the Company completed an underwritten public offering of its Common Stock and warrants, raising net proceeds of approximately $7.5 million; $3.0 million cash proceeds received from private placements of equity from 13 accredited investors, of which five are affiliated with the Company.

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

The First Purchase Agreement provides that the Company and Aspire Capital would not affect any sales under the First Purchase Agreement on any purchase day selected where the closing sale price of the Company’s common stock was less than $0.50. There are no trading volume requirements or restrictions under the First Purchase Agreement, and the Company could control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital had no right to require any sales by the Company, but was obligated to make purchases from the Company as directed by the Company in accordance with the First Purchase Agreement. There were no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the First Purchase Agreement. In consideration for entering into the First Purchase Agreement, concurrently with the execution of the First Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of Common Stock (the “First Commitment Shares”). The First Purchase Agreement was terminated and replaced by the Second Purchase Agreement on May 15, 2018. Aspire Capital had agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the First Purchase Agreement. Any proceeds from the Company receives under the First Purchase Agreement were used for working capital and general corporate purposes.

As of September 30, 2018, the Company had issued purchase notices to Aspire Capital under the First Purchase Agreement to purchase an aggregate of 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million. The issuance of shares of common stock that were issued from time to time to Aspire Capital under the First Purchase Agreement were exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

The Second Purchase Agreement with Aspire Capital

On May 15, 2018 the Company, entered into the Second Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Second Purchase Agreement. In consideration for entering into the Second Purchase Agreement, concurrently with the execution of the Second Purchase Agreement, the Company issued to Aspire Capital 250,000 shares of the Company’s common stock (the "Second Commitment Shares"). See Note 6. Stockholders’ Equity, Consolidated Financial Statements for additional detail.

Under the Second Purchase Agreement, after the Securities and Exchange Commission (“SEC”) declared effective the registration statement referred to above, on any trading day selected by the Company on which the closing sale price of its Common Stock is equal or greater than $0.50 per share, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of Common Stock per business day, up to $10.0 million of the Company’s common stock in the aggregate at a per share purchase price equal to the lesser of:

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

The Second Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the Second Purchase Agreement on any purchase day selected where the closing sale price of the Company’s common stock is less than $0.50. There are no trading volume requirements or restrictions under the Second Purchase Agreement, and the Company will control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Second Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Second Purchase Agreement. In consideration for entering into the Second Purchase Agreement, concurrently with the execution of the Second Purchase Agreement, the Company issued to Aspire Capital 250,000 shares of Common Stock (the “Commitment Shares”). The Second Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Second Purchase Agreement. Any proceeds from the Company receives under the Second Purchase Agreement are expected to be used for working capital and general corporate purposes.

On June 11, 2018, Aspire Capital purchased 222,222 shares of Common Stock, at a per share price of $2.25, resulting in gross proceeds to the Company of $500,000.

On September 17, 2018, Aspire Capital purchased 662,449 shares of Common Stock, at a per share price of $2.11, resulting in gross proceeds to the Company of $1.4 million.

As of September 30, 2018, the Company has issued purchase notices to Aspire Capital under the Second Purchase Agreement to purchase an aggregate of 884,671 shares of common stock, resulting in gross cash proceeds of approximately $1.9 million. The issuance of shares of common stock that were issued from time to time to Aspire Capital under the First Purchase Agreement and the Second Purchase Agreement were exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

The Company has issued purchase notices under the Equity Line of Credit to Aspire Capital for the total number of shares subject to the registration statement covering the resale of shares under the Second Purchase Agreement subject to the exchange cap under the Second Purchase Agreement. On November 26, 2018, the Company received shareholder approval to remove the Exchange Cap in compliance with the applicable listing rules of the Nasdaq Stock Market. Pursuant to Nasdaq Listing Rule 5635(d), shareholder approval is required prior to the issuance of securities in connection with a transaction other than a public offering involving the sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock outstanding before the issuance for less than the greater of book or market value of the stock. Accordingly, the Company will file a registration statement registering the resale of the remaining shares in excess of the Exchange Cap under the Second Purchase Agreement.

Private Placement of Series A Preferred Stock with Common Stock Warrant

On March 29, 2018, the Company sold an aggregate of 1,050,000 shares for $2.00 per Unit, each consisting of one share of newly-designated Series A Preferred Stock, par value $0.001 per share and one warrant to purchase one share of common stock, par value $0.001 per share for $2.34 per share in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million ("the Financing"). The private placement closed on March 29, 2018.

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

The Company used the proceeds of the Financing for general corporate purposes.

These private placements were made pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act, and Regulation D thereunder.

Private Placement with Directors and Management

On September 21, 2018, the Company entered into definitive agreements with George C. Carpenter IV, President and Chief Executive Officer, Robin L. Smith, Chairman, as well as John Pappajohn, and Peter Unanue, each a director of the Company, and entities affiliated with Michal Votruba, a member of the Board of Directors of MYnd Analytics and Director of Life Sciences for the European-based RSJ-Gradus Fund, relating to a private placement of an aggregate of 459,458 shares for $1.85 per unit, with each unit consisting of one share of Common Stock and one Common Stock Purchase Warrant to purchase one share of Common Stock for $2.00 per share.

These private placements were made pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act, and Regulation D thereunder.

Contractual Obligations and Commercial Commitments

Lease Commitments

The Company is a party to four leases, three are for office space located in Mission Viejo and Laguna Hills, California which house the corporate headquarters and neurometric business. The total lease payments per month are $10,666. The two leases for office space located in Mission Viejo and Laguna Hills have been renewed through February 28, 2020 and the total lease payments per month will be $8,411 beginning on February 1, 2019. As of November 30, 2018 the third lease for a small annex office in Laguna Hills has been terminated.

The Company has one three-year lease for office space in Tysons, Virginia. As of June 1, 2018, the Company has sublet the premises under the Tysons, Virginia office space lease. The master lease period expires on September 30, 2020. The rent through September 30, 2018 was prorated at $2,508; for the subsequent 12 months the rent is prorated at $2,576; and for the remaining twelve months the rent will be prorated at $2,647. The subtenant is paying approximately seventy seven percent of the master lease payment for the fourteen months ending on September 30, 2019 and has an option to renew for the final lease year.

On April 30, 2018 the Company terminated its month to month tenancy for the premises located at 420 Lexington Avenue, Suite 300, New York, New York 10170.

Arcadian Services' business has office space located in Fort Washington, PA. The lease period expires on February 28, 2020. The rent is currently $3,312 and will increase to $3,410 on March 1, 2019 for the remainder of the lease.

Contractual Obligations

The following table summarizes our commitments to settle contractual obligations as of September 30, 2018:

Contractual Obligations	2019	2020	2021	Total
Debt obligations (1)	$—	$—	$810,100	$810,100
Operating lease obligations (2)	114,000	48,800	—	$162,800
	$114,000	$48,800	$810,100	$972,900

(1)	Debt obligations include the principal amount of the note payable owed to Ben Franklin Technology Partners of Southeastern Pennsylvania, as well as interest payments to be made under the note payable. The note payable matures in 2021. Please see Note 4 of the notes to our consolidated financial statements for more information of the terms of the notes payable. The debt obligation balance excludes $112,300 of debt discount on our balance sheet and shown net of our debt obligations.

(2)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements as described in note 11 of our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

MYnd Analytics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MYnd Analytics, Inc. (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and negative cash flows from operations and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

Costa Mesa, CA

December 11, 2018

MYND ANALYTICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,254,700	$5,449,000
Accounts receivable, net	63,300	6,500
Prepaid insurance	57,900	57,200
Note receivable - related party	—	159,500

Prepaid expenses and other current assets	134,700	22,000
Total current assets	3,510,600	5,694,200
Property and equipment, net	110,800	120,700
Intangible assets, net	116,500	60,200
Investment in Arcadian	—	195,900
Goodwill	1,386,800	—
Other assets	27,100	25,100
TOTAL ASSETS	$5,151,800	$6,096,100

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable (including $30,350 and $36,200 to related parties as of September 30, 2018, and 2017, respectively)	$346,900	$736,900
Accrued liabilities	268,900	55,200
Accrued compensation	175,400	466,000
Accrued compensation – related parties	209,300	204,600
Accrued interest and other	3,900	3,900
Deferred revenue	159,700	45,900
Current portion of note payable	—	31,500
Current portion of capital lease	1,300	1,300
Total current liabilities	1,165,400	1,545,300

LONG-TERM LIABILITIES
Long-term borrowing, net	587,700	—
Accrued interest on long-term borrowing	110,100	—
Long term portion of capital lease	2,100	3,400
Total long-term liabilities	699,900	3,400
TOTAL LIABILITIES	1,865,300	1,548,700
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 15,000,000 authorized; 1,500,000 shares of Series A Preferred Stock and 500,000 shares of Series A-1 authorized; 550,000 shares of Series A Preferred Stock and 500,000 shares of Series A-1 issued and outstanding as of September 30, 2018; No shares of Preferred stock issued and outstanding as of September 30, 2017; aggregate liquidation preference of $1,968,750 as of September 30, 2018	1,100	—
Common stock, $0.001 par value; 250,000,000 shares and 500,000,000 shares authorized as of September 30, 2018 and September 30, 2017 respectively, 7,407,254 and 4,299,311 shares issued and outstanding as of September 30, 2018 and September 30, 2017, respectively;	7,400	4,300

Additional paid-in capital	89,257,700	80,189,700
Accumulated deficit	(85,245,300)	(75,646,600)
Total controlling interests	4,020,900	4,547,400

Non-controlling interest	(734,400)	—

Total stockholders’ equity	$3,286,500	$4,547,400

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,151,800	$6,096,100

See Accompanying Notes to the Consolidated Financial Statements

MYND ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended September 30
	2018	2017
REVENUES
Neurometric services	$263,700	$128,500
Telepsychiatry services	1,051,800	—
Total revenues	1,315,500	128,500

Cost of revenue:
Neurometric services	131,200	53,500
Telepsychiatry services	696,200	—
	827,400	53,500

Gross Margin	488,100	75,000

OPERATING EXPENSES
Research	231,500	123,900
Product development	1,146,000	1,237,200
Sales and marketing	1,617,900	1,226,700
General and administrative	7,737,600	4,590,800
Total operating expenses	10,733,000	7,178,600

OPERATING LOSS	(10,244,900)	(7,103,600)

OTHER INCOME (EXPENSE):
Interest expense, net	(86,300)	(6,600)
Total other income (expense)	(86,300)	(6,600)
LOSS BEFORE PROVISION FOR INCOME TAXES	(10,331,200)	(7,110,200)
Provision for income taxes	1,900	2,600
NET LOSS	$(10,333,100)	$(7,112,800)

Net loss attributable to noncontrolling interest	(734,400)	—

Net Loss attributable to MYnd Analytics, Inc.	(9,598,700)	(7,112,800)

BASIC AND DILUTED LOSS PER SHARE	$(1.86)	$(2.52)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	5,199,566	2,817,415

See Accompanying Notes to the Consolidated Financial Statements

MYND ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Additional		Sub-total MYnd
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at September 30, 2016	1,941,061	$1,900	—	$—	$67,467,400	$(68,533,800)	$(1,064,500)	$—	$(1,064,500)

Stock-based compensation	—	—	—	—	2,086,000	—	2,086,000	—	2,086,000
Stock issued for private placement of shares	477,000	500	—	—	2,980,800	—	2,981,300	—	2,981,300
Stock issued for purchase agreement to Aspire Capital	20,000	—	—	—	145,000	—	145,000	—	145,000
Commitment shares issued to Aspire Capital	80,000	100	—	—	(100)	—	—	—	—
Stock issued to vendor for services	26,250	—	—	—	173,000	—	173,000	—	173,000
Restricted stock compensation	79,000	100	—	—	(100)	—	—	—	—
Common stock issued to Arcadian	1,000	—	—	—	5,900	—	5,900	—	5,900
Common stock - public Offering	1,675,000	1,700	—	—	7,480,400	—	7,482,100	—	7,482,100
Offering costs - legal fees Arcadian		—	—	—	(148,600)	—	(148,600)	—	(148,600)
Net loss	—	—			—	(7,112,800)	(7,112,800)	—	(7,112,800)
Balance at September 30, 2017	4,299,311	$4,300	—	$—	$80,189,700	$(75,646,600)	$4,547,400	$—	$4,547,400

Stock-based compensation	—	—	—	—	1,588,300	—	1,588,300	—	1,588,300
Proceeds from issuance of preferred stock	—	—	1,050,000	1,100	2,036,000	—	2,037,100	—	2,037,100
Stock issued to Aspire Capital	2,314,671	2,310	—	—	4,257,900	—	4,260,210	—	4,260,210
Issuance of common stock	183,814	175	—	—	80,300	—	80,475	—	80,475
Stock issued for private placement of shares	459,458	460	—	—	849,500	—	849,960	—	849,960
Stock issued to vendor for services	115,000	120	—	—	201,800	—	201,920	—	201,920
Proceeds from option exercise	35,000	35	—	—	54,200	—	54,235	—	54,235
Net loss						(9,598,700)	(9,598,700)	(734,400)	(10,333,100)
Balance at September 30, 2018	7,407,254	$7,400	1,050,000	$1,100	$89,257,700	$(85,245,300)	$4,020,900	$(734,400)	$3,286,500

See Accompanying Notes to the Consolidated Financial Statements

MYND ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended September 30
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(10,333,100)	$(7,112,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,900	48,700
Change in provision for doubtful accounts	800	—
Stock based compensation	1,588,300	2,086,000
Non-cash common stock issued to vendors for services	201,920	173,000
Accretion of debt discount and non-cash interest expense	82,300	—
Changes in operating assets and liabilities:
Accounts receivable	(500)	(1,400)
Prepaid expenses and other assets	(91,500)	(12,100)
Accounts payable and accrued liabilities	(432,700)	301,500
Deferred revenue	113,800	—
Deferred compensation	(285,900)	(275,000)
Net cash used in operating activities	(9,038,680)	(4,792,100)
INVESTING ACTIVITIES:
Purchase of property and equipment	(55,200)	(127,900)
Investment in Arcadian	—	(190,000)
Payment for acquisition of business, net of cash acquired	(306,600)	—
Loan Advance – Plotkin	—	(159,500)
Purchase of intangible assets	—	(2,100)
Net cash used in investing activities	(361,800)	(479,500)
FINANCING ACTIVITIES:
Principal payments on capital lease	(2,600)	(1,200)
Principal payments on long-term debt	(37,000)	—
Principal payments on note payable	(36,200)	(56,200)
Proceeds from Aspire Capital purchase agreements	4,260,210	145,000
Proceeds from sale of preferred stock and common stock warrants	2,037,100	—
Proceeds from sale of common stock	930,435	2,981,300
Proceeds from public offering	—	7,482,100
Proceeds from stock options exercised	54,235	—
Deferred offering costs	—	(148,600)
Net cash provided by financing activities	7,206,180	10,402,400
NET INCREASE (DECREASE) IN CASH	(2,194,300)	5,130,800
CASH- BEGINNING OF YEAR	5,449,000	318,200
CASH- END OF YEAR	$3,254,700	$5,449,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,200	$6,600
Income taxes	$1,900	$2,600
Non-cash financing and investing activities
Long-term borrowings assumed in business combination	$651,700	—
Commitment shares issued to Aspire Capital as offering cost	$795,000	$708,000
Investment in Arcadian 1,000 shares at $5.90 per share of common stock	$—	$5,900

See Accompanying Notes to the Consolidated Financial Statements

MYND ANALYTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Organization, Nature of Operations and Going Concern Uncertainty

MYnd Analytics, Inc. (“MYnd,” “CNS,” “we,” “us,” “our,” or the “Company”), formerly known as CNS Response Inc., is a predictive analytics company that has developed a decision support tool to help physicians reduce trial and error treatment in mental health and provide more personalized care to patients. The Company employs a clinically validated scalable technology platform to support personalized care for mental health patients. The Company utilizes its patented machine learning, artificial intelligence, data analytics platform for the delivery of telebehavioral health services and its PEER predictive analytics product offering. On November 13, 2017, the Company acquired Arcadian, which manages the delivery of telepsychiatry and telebehavioral health services through a nationwide network of licensed and credentialed psychiatrists, psychologists and master's-level therapists. The Company is commercializing its PEER predictive analytics tool to help physicians reduce trial and error treatment in mental health. MYnd's patented, clinically validated technology platform ("PEER Online") utilizes complex algorithms to analyze electroencephalograms ("EEGs") to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict individual responses to a range of medications prescribed for the treatment of behavioral disorders including depression, anxiety, bipolar disorder, PTSD and other non-psychotic disorders.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which contemplate continuation of the Company as a going concern. The Company's operations are subject to certain problems, expenses, difficulties, delays, complications, risks and uncertainties frequently encountered in the operation of a business. These risks include the ability to obtain adequate financing on a timely basis, if at all, the failure to develop or supply technology or services to meet the demands of the marketplace, the failure to attract and retain qualified personnel, competition within the industry, government regulation and the general strength of regional and national economies.

The Company’s recurring net losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. During the twelve months ended September 30, 2018, the Company incurred a net loss of $10.3 million and used $9.0 million of net cash in operating activities. As of September 30, 2018, the Company’s accumulated deficit was $85.2 million. In connection with these consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due for the next twelve months from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities.

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

Basis of Consolidation

The audited consolidated financial statements include the results of MYnd, its wholly owned subsidiary, Arcadian Telepsychiatry Services LLC ("Arcadian Services"), two professional associations, Arcadian Telepsychiatry PA (“Texas PA”) which is incorporated in Texas and Arcadian Telepsychiatry Florida P.A. (“Florida PA”) which is incorporated in Florida, and two professional corporations, Arcadian Telepsychiatry P.C. (“ Pennsylvania PC”) which is incorporated in Pennsylvania and Arcadian Telepsychiatry of California, P.C. (“California PC”) which is incorporated in California collectively “the Arcadian Entities.”

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

Segments

We view our operations and manage our business as one operating segment.

Variable Interest Entities (VIE)

On November 13, 2017, Arcadian Services entered into a management and administrative services agreement with Texas PA and with Pennsylvania PC, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, Texas PA and Pennsylvania PC are determined to be a Variable Interest Entity (“VIE”) as MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect Texas PA’s and Pennsylvania PC’s economic performance through its majority representation of the Texas PA and Pennsylvania PC; therefore, Texas PA and Pennsylvania PC are consolidated by MYnd. On January 19, 2018, Arcadian Services entered into a management and administrative services agreement with California PC, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, California PC is determined to be a VIE and MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect California PC’s economic performance through its majority representation of California PC; therefore, California PC is consolidated by MYnd. On March 27, 2018, Arcadian Services entered into a management and administrative services agreement with Florida PA, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, Florida PA is determined to be a VIE and MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect Florida PA’s economic performance through its majority representation of Florida PA; therefore, Florida PA is consolidated by MYnd.

The Company holds a variable interest in the entities which contract with physicians and other health professionals in order to provide telepsychiatry services to Arcadian Services. The entities are considered variable interest entities since they do not have sufficient equity to finance their activities without additional financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits, that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of the entities and funds and absorbs all losses of the VIE.

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

Cash and Cash Equivalents

The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At September 30, 2018 cash exceeds the federally insured limit by $3.0 million.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

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

The FASB has established a framework for measuring fair value using generally accepted accounting principles. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described as follows:

•	Level I inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets;

•	Level II inputs to the valuation methodology include:

◦	quoted prices for similar assets and liabilities in active markets;

◦	Quoted prices for identical or similar assets or liabilities in inactive markets;

◦	Inputs other than quoted prices that are observable for the asset or liability;

◦	Inputs that are derived principally from or corroborated by observable market data by correlation or other means;

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

•	Level III inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used must maximize the use of observable inputs and minimize the use of unobservable inputs.

Accounts Receivable

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection which as of September 30, 2018 and 2017 are $1,800 and $1,000 respectively.

Property and Equipment

Property and Equipment, which are recorded at cost, consist of office furniture and equipment, which are depreciated, over their estimated useful lives on a straight-line basis.  The useful lives of these assets is estimated to be between three and five years.  Depreciation expense on furniture and equipment for the twelve months ended September 30, 2018 and 2017 was $60,300 and $19,700 respectively.  Accumulated depreciation at September 30, 2018 and 2017 was $149,200 and $84,200, respectively.

Long-Lived Assets

As required by ASC 350-30 - Intangibles — Goodwill and other, the Company reviews the carrying value of its long-lived assets at least annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the carrying value of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. No impairment loss was recorded for the years ended September 30, 2018 and 2017.

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

At September 30, 2018, the Company had $101,700 in capitalized software development costs. Amortization for the twelve months ended September 30, 2018 and 2017 was $29,000 and $29,000, respectively.  Accumulated amortization was $70,400 and $39,300 at September 30, 2018 and 2017, respectively.

On November 13, 2017, the Company acquired customer relationships and tradename intangibles in connection with the Arcadian Services acquisition of which $109,000 were recorded at fair value and are being amortized over an estimated useful life of four years on a straight-line basis. Amortization for the twelve months ended September 30, 2018 and 2017 was $23,800 and none, respectively.  Accumulated amortization was $23,800 and $0 at September 30, 2018 and 2017, respectively.

The expected amortization of the intangible assets, as of September 30, 2018, for each of the next four years is as follows:

For the year ended September 30,	Intangible assets
2019	$54,200
2020	29,400
2021	29,400
2022	3,500
Total	$116,500

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually on September 30.

The Company performed a qualitative goodwill assessment at September 30, 2018 and concluded there was no impairment based on consideration of a number of factors, including the improvement in the Company’s key operating metrics over the prior year, improvement in the strength of the general economy and the Company’s continued execution against its overall strategic objectives.

Based on the foregoing, the Company determined that it was not more likely than not that the fair value of its reporting unit is less than its carrying amount and therefore that no further impairment testing was required.

Accrued Compensation

Accrued compensation consists of accrued vacation pay, accrued compensation granted by the Board but not paid, and accrued pay due to staff members.

Accrued compensation – related parties consists of accrued vacation pay, accrued bonuses granted by the Board but not paid for officers and directors.

Deferred Revenue

Deferred revenue represents cash collected in advance of services being rendered but not earned as of September 30, 2018 and 2017. This represents a philanthropic grant for the payment of PEER Reports ordered in a clinical trial for a member of the U.S. Military, a veteran or their family members, the cost of which is not covered by other sources. On August 1, 2017, the Company entered into a Research Study Funding Agreement with Horizon Healthcare Services, Inc. dba Horizon Blue Cross Blue Shield of New Jersey and its subsidiaries (collectively "Horizon") and Cota, Inc. ("Cota"). On February 6, 2018, Horizon prepaid for part of the study, $125,000 and the Company paid Cota $15,000 out of this payment for its services under the Study. These deferred revenue grant funds total $159,700 and $45,900 as of September 30, 2018 and 2017, respectively.

Revenues

The Company derives substantially all of its revenue from neurometric and telepsychiatry services. The Company recognizes revenues in accordance with ASC 605, and accordingly revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is reasonably assured and acceptance criteria, if any, have been met. If any of these criteria are not met, revenue recognition is deferred until such time that all of the criteria are met. The Company’s neurometric and telepsychiatry services are recognized in the month the services are delivered by the physician.

Research

The Company charges research and development expenses to operations as incurred.

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the year ended September 30, 2018 and 2017 advertising expenses were $248,600 and $152,000, respectively.

Stock-Based Compensation

The Company accounts for awards to employees in accordance with ASC 718, Compensation-Stock Compensation. For stock options issued to employees and directors we use the Black-Scholes option valuation model for estimating fair value at the date of grant. For stock options issued for services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50, Equity, or ASC 505-50, as amended. Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these options, as calculated using the Black-Scholes option valuation model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options or warrants are fully vested.

Warrants

From time to time, the Company has issued warrants to purchase shares of common stock. These warrants have been issued in connection with the Company’s financing transactions. The Company’s warrants are subject to standard anti-dilution provisions applicable to shares of our common stock. The Company estimates the fair value of warrants using the Black-Scholes option valuation model with the following assumptions: market prices of the stock, time to maturity, volatility, zero expected dividend rate and risk free rate all at the date of the warrant issuance.

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

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent, limitation of the tax deduction for interest expense to 30 percent of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80 percent of current-year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

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

Noncontrolling Interest

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and VIEs for which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests in the Company’s consolidated entities. The amount of net loss attributable to noncontrolling interests for the year ended September 30, 2018 and 2017 was $734,400 and $0, respectively.

Earnings (Loss) per Share

Basic and diluted earnings (loss) per share is presented in conformity with the two-class method. Under the two-class method, basic net loss per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Net loss per share is calculated as the net loss less the current period preferred stock dividends. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock.

Recent Accounting Pronouncements

Apart from the below-mentioned recent accounting pronouncements, there are no new accounting pronouncements that are currently applicable to the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, or the new revenue standard. The new revenue standard also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which discusses the deferral of incremental costs of obtaining a contract with a customer. The new revenue standard is effective for annual periods beginning after December 15, 2017. The standard permits the use of either a full retrospective or modified retrospective transition method.

The Company will adopt the new revenue standard as of October 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of accumulated deficit. Prior periods will not be retrospectively adjusted.

We do not expect the new revenue standard to have a material impact on our revenue upon adoption. Also, we do not expect the new standard to have a material impact as it relates to the deferral of incremental costs of obtaining contracts. The Company is in the process of implementing the necessary changes to its accounting policies, processes, internal controls and information systems that will be required to meet the new revenue standard’s reporting and disclosure requirements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires that a lessee recognize lease assets and lease liabilities for those leases classified as operating leases. The guidance is effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of adoption of this standard to its financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This guidance narrows the definition of a business. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. This guidance must be applied prospectively to transactions occurring within the period of adoption. The Company adopted ASU 2017-01 on October 1, 2017, and prospectively applied ASU 2017-01 as required with no impact on its consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. The Company adopted ASU 2017-04 in the first quarter of 2018, and prospectively applied ASU 2017-04 as required with no impact on its consolidated financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU 2017-9, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting,” to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. ASU 2017-9 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. For all entities, including emerging growth companies, the standard is effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. The Company adopted the guidance on October 1, 2017 and there was no impact on the financial statements.

In July 2017, the FASB issued a two-part ASU 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2017-11 ended October 1, 2017, and retrospectively applied ASU 2017-11 as required with no impact on its consolidated financial position or results of operations.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). The amendments in this Update expand the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact of adoption of this standard to its financial statements.

3.       ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, is as follows:

	September 30,	September 30,
	2018	2017
Accounts receivable	$65,100	$7,500
Allowance for doubtful accounts	(1,800)	(1,000)
Accounts receivable, net	$63,300	$6,500

4.       LONG - TERM BORROWINGS AND OTHER NOTES PAYABLE

Debt assumed from Arcadian Services

As a result of the acquisition of Arcadian Services, the Company guaranteed Arcadian Services' then outstanding debt obligations totaling $700,000 owed to Ben Franklin Technology Partners of Southeastern Pennsylvania ("BFTP"). The maturity date for the debt is September 30, 2021 and interest accrues at an 8% annual rate. Unpaid interest was $110,100 as of September 30, 2018. The Company recorded the debt at its fair value and recorded a discount of $112,300 as of September 30, 2018 attributable to the difference between the market interest rate and the stated interest rate on the debt. Interest expense related to the accretion of debt discount for the twelve months ended September 30, 2018 was $32,800.

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

As a result of the acquisition, the Company recorded $1,386,800 of goodwill. The goodwill balance is primarily attributed to the anticipated synergies from the acquisition and expanded market opportunities with respect to the integration of Arcadian Services' products with the Company's other solutions. The Company believes that the factors listed above support the amount of goodwill recorded as a result of the purchase price paid.

For the year ended September 30, 2018, the Company incurred transaction costs of $438,600 and $0 in connection with the Arcadian Services acquisition, which were expensed as incurred and included in general and administrative expenses within the accompanying consolidated statements of operations.

Unaudited Pro Forma Financial Information

The following unaudited pro forma statement of operations data presents the combined results of operations for the years ended September 30, 2018 and 2017 as if the acquisition of Arcadian Telepsychiatry Services LLC had taken place on October 1, 2016.

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

Pro Forma	Years Ended September 30,
	2018	2017
Revenues	$1,460,800	$1,154,500
Net income (loss)	$(10,558,000)	$(7,894,700)
Basic and diluted loss per share:	$(2.03)	$(2.80)

weighted shares outstanding:	5,199,566	2,817,415

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

The First Purchase Agreement provided that the Company and Aspire Capital would not effect any sales under the First Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock was less than $0.50. There were no trading volume requirements or restrictions under the First Purchase Agreement, and the Company could control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital had no right to require any sales by the Company, but was obligated to make purchases from the Company as directed by the Company in accordance with the First Purchase Agreement. There were no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the First Purchase Agreement. In consideration for entering into the First Purchase Agreement, concurrently with the execution of the First Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of Common Stock (the “First Commitment Shares”). The First Purchase Agreement was terminated and replaced by the Second Purchase Agreement on May 15, 2018. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the First Purchase Agreement. Any proceeds the Company receives under the First Purchase Agreement are expected to be used for working capital and general corporate purposes. The Company cannot request Aspire to purchase more than $100,000 per business day.

As of September 30, 2018, the Company has issued purchase notices to Aspire Capital under the First Purchase Agreement to purchase an aggregate of 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million. The issuance of shares of common stock that were issued from time to time to Aspire Capital under the First Purchase Agreement were exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

The Second Purchase Agreement with Aspire Capital

On May 15, 2018, the Company, entered into the Second Purchase Agreement with Aspire Capital under substantially the same terms, conditions and limitations as the First Purchase Agreement. Pursuant to the Second Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s Common Stock over 80 the 30-month term of the Second Purchase Agreement. Concurrently with entering into the Second Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), pursuant to which the Company maintains an effective registration statement registering the sale of the shares of Common Stock that have and may be issued to Aspire under the Second Purchase Agreement. Under the Second Purchase Agreement, on any trading day selected by the Company on which the closing sale price of its Common Stock is equal to or greater than $0.50 per share, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of Common Stock per business day, up to $10.0 million of the Company’s common stock in the aggregate at a per share purchase price equal to the lesser of:

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

The Second Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the Second Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock is less than $0.50. There are no trading volume requirements or restrictions under the Second Purchase Agreement, and the Company will control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Second Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Second Purchase Agreement. In consideration for entering into the Second Purchase Agreement, concurrently with the execution of the Second Purchase Agreement, the Company issued to Aspire Capital 2,500,000 shares of Common Stock (the “ Second Commitment Shares”). The Second Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Second Purchase Agreement. Any proceeds from the Company receives under the Second Purchase Agreement are expected to be used for working capital and general corporate purposes. The Company cannot request Aspire to purchase more than $300,000 per business day.

As of September 30, 2018, the Company has issued purchase notices to Aspire Capital under the Second Purchase Agreement to purchase an aggregate of 884,671 shares of common stock, resulting in gross cash proceeds of approximately $1.9 million. The issuance of shares of common stock that were issued from time to time to Aspire Capital under the Second Purchase Agreement were exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Shareholder Approval for Removal of Exchange Cap

The Second Purchase Agreement previously restricted the amount of shares that may be sold to Aspire Capital thereunder to 1,134,671 shares of Common Stock (the "Exchange Cap"). On November 26, 2018, the Company received shareholder approval to remove the Exchange Cap in compliance with the applicable listing rules of the Nasdaq Stock Market. Pursuant to Nasdaq Listing Rule 5635(d), shareholder approval is required prior to the issuance of securities in connection with a transaction other than a public offering involving the sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock outstanding before the issuance for less than the greater of book or market value of the stock. Following receipt of shareholder approval, the Company may issue an additional $8.1 million, up to an aggregate of $10 million, of common stock to Aspire Capital under the Second Purchase Agreement.

Common and Preferred Stock

As of September 30, 2017, the Company is authorized to issue 515,000,000 shares of stock of which 500,000,000 are common stock, and 15,000,000 shares were preferred shares. As of September 30, 2018, the Company is authorized to issue 265,000,000 shares of stock of which 250,000,000 are common stock, and 15,000,000 shares were preferred shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board is expressly authorized to issue without stockholder approval, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

Private Placement with Directors and Management

        On September 21, 2018, the Company entered into definitive agreements with George C. Carpenter IV, President and Chief Executive Officer, Robin L. Smith, Chairman, as well as John Pappajohn, and Peter Unanue, each a director of the Company, and entities affiliated with Michal Votruba, a member of the Board of Directors of MYnd Analytics and Director of Life Sciences for the European-based RSJ-Gradus fund, relating to a private placement of an aggregate of 459,458 units for $1.85 per unit, with each unit consisting of one share of common stock and one common stock purchase warrant to purchase one share of Common Stock for $2.00 per share.

Stock-Option Plans

2006 Stock Incentive Plan

On August 3, 2006, CNS California adopted the CNS California 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the Board. A total of 3,339 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of September 30, 2018, zero options were exercised and there were 1,445 option shares outstanding under the amended 2006 Plan. The outstanding options have exercise prices to purchase shares of Common Stock ranging from $2,400 to $3,300 per share.

2012 Omnibus Incentive Compensation Plan

On March 22, 2012, our Board approved the MYnd Analytics, Inc. 2012 Omnibus Incentive Compensation Plan (the “2012 Plan”), and reserved 1,667 shares of stock for issuance under the 2012 plan. On December 10, 2012, the Board approved the amendment of the 2012 Plan to increase the shares authorized for issuance from 1,667 shares to 27,500 shares. On March 26, 2013, the Board further approved the amendment of the 2012 Plan to increase the shares authorized for issuance from 27,500 shares to 75,000 shares. The 2012 Plan, as amended, was approved by our stockholders at the 2013 annual meeting held on May 23, 2013.

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

At the 2017 Annual Meeting of Stockholders of MYnd Analytics, Inc. (“the Company”), held on August 21, 2017 (the “2017 Annual Meeting”), the holders of the Company’s common stock voted to amend the Company’s 2012 Omnibus Incentive Compensation Plan (the "2012 Plan") to increase: (i) the total number of shares of common stock, par value $0.001 per share ("Common Stock"), available for grant under the 2012 Plan (subject to the overall limits described in clause (ii) below) from 550,000 shares to an aggregate of 975,000 shares; (ii) the aggregate limitation on authorized shares available for grant under the 2012 Plan, following any increases pursuant to the evergreen provision, from 885,781 shares to 1,570,248 shares and (iii) the annual individual award limits under the 2012 Plan to 150,000 shares of Common Stock (subject to adjustment in accordance with the 2012 Plan);

At the 2018 Annual Meeting of Stockholders of the Company, held on April 4, 2018, the holders of the Company's common stock voted to amend the 2012 Plan to increase (i) the total number of shares of Common Stock available for grant under the 2012 Plan (subject to the overall limit described in clause (ii) below) from 1,072,500 shares to an aggregate of 1,500,000 shares and (ii) the aggregate limitation on the authorization shares available for grant under the 2012 Plan, following any increases pursuant to the evergreen provision, from 1,570,248 shares to 2,200,000 shares.

At the Special Meeting of Stockholders of the Company, held on November 26, 2018, the holders of the Company's common and preferred stock voted to (i) amend the 2012 Plan to eliminate the annual individual award limits under the 2012 Plan and (ii) amend 2012 Plan to increase: (a) the total number of shares of common stock, par value $0.001 per share (“Common Stock”), available for grant under the 2012 Plan (subject to the overall limits described in clause (b) below) from 1,500,000 shares to an aggregate of 2,250,000 shares and (b) the aggregate limitation on authorized shares available for grant under the 2012 Plan, following any increases pursuant to the evergreen provision (the “Evergreen Provision”), from 2,200,000 shares to 2,950,000 shares.

Chairman Agreements and Amendments

On July 14, 2017, the Company entered into a Chairman Services Agreement (the “Agreement”) with Robin L. Smith, M.D., the Chairman of the Company’s board of directors (the “Board”). Pursuant to the Agreement, Dr. Smith is entitled to receive the following equity awards: (a) on the Effective Date, a grant of 25,000 shares of restricted stock (vesting immediately) under the 2012 Plan; (b) on the Effective Date, options to purchase 75,000 shares of Common Stock under the Plan; and (c) on the date of the Company’s 2017 annual meeting of stockholders, an award of options to purchase 50,000 shares of Common Stock (the “2017 Option Award”) was granted. In addition, at each annual meeting of stockholders of the Company thereafter beginning in 2018 during the Term, Dr. Smith will be entitled to receive a grant of 25,000 shares of restricted stock (vesting immediately) under the Plan and options to purchase 75,000 shares of Common Stock under the Plan. Other than the 2017 Option Award, all options granted under the Agreement will vest 1/3 on the date of grant, 1/3 on the six month anniversary of the date of grant and 1/3 on the twelve month anniversary of the date of grant. The 2017 Option Award will vest on December 1, 2018. Pursuant to the Agreement, all options owned by Dr. Smith will remain exercisable for a period of 10 years from the date of grant, even if Dr. Smith is no longer with the Company.

On April 24, 2018, the Company and Dr. Smith agreed to amend the Chairman Services Agreement, dated as of July 14, 2017 (the "Chairman Amendment") to provide that Dr. Smith’s annual compensation for the 2018 calendar year would be reduced from $300,000 to $250,000. This change was retroactive to January 1st. Further, pursuant to the Chairman Amendment, Dr. Smith was granted an option on April 16, 2018 to purchase 50,000 shares of common stock under the Company's 2012 Plan, which will not be terminated if Dr. Smith is no longer affiliated with the Company. The options granted under the Chairman Amendment will vest on the date of the grant.

Agreement with Maxim Group LLC

On April 2, 2018, the Company entered into an Advisory Agreement with Maxim Group LLC ("Maxim") for general financial advisory and investment banking services. Maxim's compensation under the agreement was 100,000 shares of the Company's Common Stock, payable in one payment of 50,000 shares of Common Stock and five monthly payments of 10,000 shares of Common Stock from April through August 2018. The shares of Common Stock will have unlimited piggyback registration rights and the same rights afforded other holders of the Company’s Common Stock. Compensation expense under this agreement was $162,300 and was recorded as general and administrative expenses in the consolidated statement of operations for the year ended September 30, 2018.

Amendment to Chief Executive Officer's Agreement

On April 19, 2018, the Company and George C. Carpenter, IV, the Chief Executive Officer of the Company, entered into an amendment to his Employment Agreement, dated as of September 7, 2007 (the “CEO Amendment"), pursuant to which Mr. Carpenter's annual salary as reduced from $270,000 to $206,250. This change is retroactive to April 13, 2018. Further, pursuant to the CEO Amendment, Mr. Carpenter was granted 34,380 restricted shares of common stock under the 2012 Plan. The shares granted under the CEO Amendment will vest quarterly. If the employee’s relationship with the Company is terminated, the above grant will be prorated. On or before December 31, 2018, the parties will review this modification to determine if the above salary reduction adjustment will be renewed.

As of September 30, 2018, options to purchase 802,492 shares of Common Stock were outstanding under the 2012 Plan with exercise prices ranging from $1.55 to $600, with a weighted average exercise price of $4.39. Additionally, 406,564 restricted shares of Common Stock have been issued under the 2012 Plan, leaving 290,944 shares of Common Stock available to be awarded.

Stock-based compensation expense is generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying statements of operations for the years ended September 30, 2018 and 2017 is as follows:

	September 30,
	2018		2017
	Stock-based compensation Expense non- Restricted Shares	Stock-based compensation Expense Restricted Shares	Stock-based compensation Expense non- Restricted Shares	Stock-based compensation Expense Restricted Shares
Research	$—	$—	$10,900	$—
Product development	20,000	16,400	360,600	—
Sales and marketing	3,400	—	175,300	—
General and administrative	1,034,800	513,700	647,200	892,000
Total	$1,058,200	$530,100	$1,194,000	$892,000

Total unrecognized compensation expense was $185,537 as of September 30, 2018. The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	September 30
	2018		2017
Type of Award:	Unrecognized Expense,	Weighted average Recognition Period (in years)	Unrecognized Expense	Weighted average Recognition Period (in years)
Stock Options	$126,509	0.96	$860,915	3.54
Restricted Stock	$59,028	0.55	$205,858	1.00
Total	$185,537	0.83	$1,066,773	3.05

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2016	223,120	$50.98	6.63	$819,137
Granted	334,000	4.85	—	—
Exercised	—	—	—	—
Forfeited	(3,037)	1,335.06	—	—
Outstanding at September 30, 2017	554,083	$16.14	6.63	$7,425
Granted	468,000	2.01	—	—
Exercised	(35,000)	1.55	—	—
Forfeited or expired	(183,146)	8.19	—	—
Outstanding at September 30, 2018	803,937	$10.13	8.75	$7,500

 There are 531,604 shares of options vested and 272,333 unvested as of September 30, 2018; there are 249,284 shares of options vested and 304,799 unvested as of September 30, 2017.

Following is a summary of the status of options outstanding at September 30, 2018:

Exercise Price ($)	Number of Shares	Expiration Date	Weighted Average Exercise Price ($)
2012 Omnibus Incentive Compensation Plan
$1.55	250,000	4/2028	1.55
1.99	50,000	4/2028	1.99
2.35	10,000	6/2028	2.35
2.98	10,000	5/2028	2.98
3.60	54,000	09/2027	3.60
3.74	5,000	12/2027	3.74
3.88	20,000	11/2027	3.88
3.96	35,000	11/2027	3.96
4.10	5,000	08/2027	4.10
4.16	50,000	08/2027	4.16
4.33	75,000	07/2027	4.33
5.10	7,750	04/2026	5.10
5.90	18,000	03/2027	5.90
6.00	174,000	09/2026	6.00
9.44	22,307	12/2022 – 01/2023	9.44
11.00	6,250	08/2025	11.00
50.00	9,518	03/2023 – 01/2025	50.00
52.00	625	07/2024	52.00
$600.00	42	03/2022	600.00
Sub-Total	802,492	Weighted Average	$4.39
2006 Stock Incentive Plan
$2,400.00	144	03/2019 – 07/2020	$2,400.00
2,820.00	51	03/2021	2,820.00
$3,300.00	1,250	03/2020	$3,300.00
Sub-Total	1,445	Weighted Average	$3,193.37
Total	803,937	Weighted Average	$10.13

Following is a summary of the status of restricted shares outstanding at September 30, 2018:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value	Amount
Outstanding at September 30, 2016	143,750	$6.13	$881,250
Granted	79,000	3.83	302,650
Forfeited	—	—	—
Outstanding at September 30, 2017	222,750	$5.31	$1,183,900
Granted	183,814	2.62	480,862
Forfeited	—	—	—
Outstanding at September 30, 2018	406,564	$4.09	$1,664,762

The range of Black-Scholes option-pricing model assumption inputs for all the valuation dates are in the table below:

	September 30, 2017 through
	to September 30, 2018
	Low	High
Annual dividend yield	—%	—%
Expected life (years)	5	5
Risk-free interest rate	1.14%	2.94%
Expected volatility	194.36%	210.39%

	September 30, 2016 through
	to September 30, 2017
	Low	High
Annual dividend yield	—%	—%
Expected life (years)	5	5
Risk-free interest rate	1.14%	1.93%
Expected volatility	196.77%	234.54%

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

Expected Volatility. The expected volatility rate used to value stock option grants is based on the historical volatilities of the Company's common stock.

Risk-free Interest Rate. The risk-free interest rate assumption was based on U.S. Treasury Bill instruments that had terms consistent with the expected term of the Company’s stock option grants.

The warrant activity for the years ending September 30, 2018 and 2017, is described as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2016	7,160	$50.41
Granted	4,561,861	5.27
Exercised	—	—
Expired	(1,349)	185.61
Forfeited	—	—
Outstanding at September 30, 2017	4,567,672	$5.30
Granted	1,509,458	2.24
Exercised	—	—
Expired/ Forfeited	(1,256)	48.07
Outstanding at September 30, 2018	6,075,874	$4.53

Following is a summary of the status of warrants outstanding at September 30, 2018:

Exercise Price	Number of Shares		Expiration Date	Weighted Average Exercise Price
2.00	459,458	(1)	9/21/2028	2.00
2.34	1,050,000	(2)	03/2023	2.34
5.25	2,539,061	(3)	07/2022	5.25
5.25	1,675,000	(4)	07/2022	5.25
5.25	213,800	(5)	07/2022	5.25
6.04	134,000	(6)	07/2022	6.04
10.00	4,000		06/2021	10.00
55.00	555		06/2018 – 03/2019	55.00
Total	6,075,874			$4.53

(1)	On September 21, 2018, the Company entered into definitive agreements with George C. Carpenter IV, President and Chief Executive Officer, Robin L. Smith, Chairman, as well as John Pappajohn, and Peter Unanue, each a director of the Company, and entities affiliated with Michal Votruba, a member of the Board of Directors of MYnd Analytics and Director of Life Sciences for the European-based RSJ-Gradus fund, relating to a private placement of an aggregate of 459,458 units for $1.85 per unit, with each unit consisting of one share of Common Stock and one Common Stock Purchase Warrant to purchase one share of Common Stock for $2.00 per share. The closing price per share of the Common Stock on the Nasdaq Stock Market on September 20, 2018 was $1.72 per share.

(2)	On March 29, 2018, the Company sold an aggregate of 1,050,000 units for $2.00 per Unit each consisting of one share of newly-designated Series A Preferred Stock, and one warrant for $2.34 per share in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million. The private placement closed on March 29, 2018. The closing price per share of the Common Stock on the Nasdaq Stock Market on March 29, 2018 was $1.19 per share.

(3)	On July 13, 2017, the Company declared a special dividend of warrants to purchase shares of the Company’s common stock to record holders of Common Stock as of such date. Warrants to purchase 2,539,061 shares of Common Stock were distributed pro rata to all holders of common stock on the record date. These warrants will be exercisable (in accordance with their terms) to purchase one share of common stock, at an exercise price of $5.25 per share. The warrants will become exercisable commencing not less than 12 months following their July 27, 2017 distribution date and will expire five years thereafter.

(4)	On July 19, 2017, the Company issued 1,675,000 shares of Common Stock and accompanying Warrants to purchase up to 1,675,000 shares of Common Stock in connection with an underwritten public offering.

(5)	On August 23, 2017, the Company issued 213,800 common stock warrants to underwriters as part of the overallotment attributed to the July 2017 underwritten public offering.

(6)	As part of the underwritten public offering on July 19, 2017, the Company issued 134,000 common stock warrants to the underwriters as part of the services performed by them in connection with the underwritten public offering.

At September 30, 2018, there were warrants outstanding to purchase 6,075,874 shares of the Company’s Common Stock. The exercise prices of the outstanding warrants range from $2.00 to $55 with a weighted average exercise price of $4.53. The warrants expire at various times starting November 2018 through September 2028.

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

At September 30, 2018 and 2017, the amount of undeclared cumulative dividends totaled $49,200 and $0, respectively.

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

8.       INCOME TAXES

The following is a reconciliation of the provision (benefit) for income taxes to the amount compiled by applying the statutory federal income tax rate to profit (loss) before income taxes is as follows for the years ended September 30, 2018 and 2017.

	2018	2017
Federal income tax (benefit) at statutory rates	24.25%	34.0%
Stock-based compensation	(0.22)%	(3.46)%
Rate change	(81.08)%	—
Change in valuation allowance	58.95%	(29.29)%
True-ups and other adjustments	(0.09)%	(1.27)%
State tax benefit	(1.82)%	(0.02)%
Total	(0.02)%	(0.04)%

The provision for income taxes consisted of the following for the years ended September 30, 2018 and 2017:

	2018	2017
Current:
Federal:	$—	$—
State:	1,900	2,600
Deferred:
Federal:	129,700	2,082,900
State:	(246,500)	(840,600)
Change in valuation allowance	(116,800)	(1,242,300)
Total	1,900	2,600

	2018	2017
Current:
Federal:	$—	$—
State:	1,900	2,600
Total current	1,900	2,600
Deferred:
Federal:	(5,819,600)	2,082,900
State:	(246,500)	(840,600)
Total deferred	(6,066,100)	1,242,300
Change in valuation allowance	6,066,100	(1,242,300)
Total	$1,900	$2,600

In accordance with U.S. GAAP as determined by ASC 740, Income Taxes, the Company is required to record the effects of tax law changes in the period enacted. As the Company has a September 30th fiscal year end, its U.S. federal corporate income tax rate will be blended in fiscal 2018, resulting in a statutory federal rate of approximately 24% (three months at 34% and nine months at 21%), and will be 21% for subsequent fiscal years. The Company remeasured its existing deferred tax assets and liabilities at the rate the Company expects to be in effect when those deferred taxes will be realized (24% if in 2018 or 21% thereafter) and recorded a one-time deferred tax expense of approximately $8.4 million during the year ended September 30, 2018.

Temporary differences between the financial statement carrying amounts and bases of assets and liabilities that give rise to significant portions of deferred taxes relate to the following at September 30, 2018 and 2017:

	2018	2017
Deferred income tax assets:
Net operating loss carryforward	$13,921,773	$19,024,793
Deferred interest, consulting and compensation liabilities	2,850,840	3,850,567
Deferred income tax assets – other	155,517	118,793
	16,928,130	22,994,153
Deferred income tax liabilities—other	—	—
Deferred income tax asset—net before valuation allowance	16,928,130	22,994,153
Valuation allowance	(16,928,130)	(22,994,153)
Deferred income tax asset—net	$—	$—

As of September 30, 2018, the Company had gross Federal net operating loss carryforwards of approximately $60.2 million and State gross net operating loss carryforwards of approximately $33.8 million. Both the Federal and State net operating loss carryforwards will begin to expire in 2022 and 2023 respectively. Our ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

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

The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. As of September 30, 2018, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after September 30, 2014. The Company does not accrue for potential interest and penalties attributed to uncertain tax positions as it is not material.

9.       RELATED PARTY TRANSACTIONS

DCA Agreement

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates ("DCA"), an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. Effective August 2015, DCA was engaged at a fee of $10,000 per month. From August 2015 through February 2017, DCA has been paid $170,000. The DCA contract was renewed at $3,000 a month effective March 1, 2017. The Company incurred fees of $31,000 and $$57,000 for the years ended September 30, 2018 and 2017, respectively. On May 1, 2018, the Company amended the agreement with DCA to reduce the monthly fee to $2,000 a month. The amendment provides for a term of one year with a 30 day termination clause.

Hooper Holmes Agreement

In 2016, we entered into an agreement with Hooper Holmes Inc, for which Dr. Smith, our Chairman of the Board, became an advisory member of its board as of March 16, 2017, and in which Mr. Pappajohn, our director, has participated in equity raises to become the beneficial owner of a greater than 10% interest. Hooper Holmes performs EEGs nationwide to patients who wish to obtain a PEER report. The Company paid $110,100 and $20,300 for these services during the years ended September 30, 2018 and 2017, respectively.

Sale of Preferred Shares

On March 29, 2018, the Company sold an aggregate of 1,050,000 shares for $2.00 per Unit, each consisting of one share of newly-designated Series A Preferred Stock or Series A-1 Preferred Stock, par value $0.001 per share and one Warrant to purchase one share of Common Stock, par value $0.001 per share for $2.34 per share in a private placement to three affiliates of the Company, John And Mary Pappajohn and Peter Unanue, for gross proceeds of $2.1 million. The private placement closed on March 29, 2018.

Private Placement with Directors and Management

On September 21, 2018, the Company entered into definitive agreements with George C. Carpenter IV, President and Chief Executive Officer, Robin L. Smith, Chairman, as well as John Pappajohn, and Peter Unanue, each a director of the Company, and entities affiliated with Michal Votruba, a member of the Board of Directors of MYnd Analytics and Director of Life Sciences for the European-based RSJ-Gradus fund, relating to a private placement of an aggregate of 459,458 units for $1.85 per unit, with each unit consisting of one share of common stock and one common stock purchase warrant to purchase one share of Common Stock for $2.00 per share.

10.       LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders less the current period preferred stock dividend by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock.

A summary of the net income (loss) and shares used to compute net income (loss) per share for the fiscal years ended September 30, 2018 and 2017 is as follows:

	2018	2017
Net Loss for computation of basic and diluted net loss per share:
Net loss attributable to MYnd Analytics, Inc.	$(9,598,700)	$(7,112,800)
Preferred stock dividends	(49,200)	—
	$(9,647,900)	$(7,112,800)

Basic and Diluted net loss per share:
Basic net loss per share	$(1.86)	$(2.52)
Basic and Diluted weighted average shares outstanding	5,199,566	2,817,415

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Warrants	6,075,874	957,198
Restricted common stock	406,564	4,500
Options	803,937	359,704

11.       COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

The Company is not currently party to any legal proceedings, the adverse outcome of which, in the Company’s management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position.

Lease Commitments

The Company is a party to four leases, three are for office space located in Mission Viejo and Laguna Hills, California which house the corporate headquarters and neurometric business. The total lease payments per month are $10,666. The two leases for office space located in Mission Viejo and Laguna Hills have been renewed through February 28, 2020 and the total lease payments per month will be $8,411 beginning February 1, 2019. As of November 30, 2018, the third lease for a small annex office in Laguna Hills has been terminated.

The Company has one three-year lease for office space in Tysons, Virginia. As of June 1, 2018, the Company has sublet the premises under the Tyson, Virginia office space lease. The master lease period expires on September 30, 2020. The rent through September 30, 2018 was prorated at $2,508 per month; for the subsequent 12 months the rent is prorated at $2,576 per month; and for the remaining twelve months the rent will be prorated at $2,647 per month. The subtenant is paying approximately seventy seven percent of the master lease payment for the fourteen months ending on September 30, 2019 and has an option to renew for the final lease year.

Arcadian Services' business has office space located in Fort Washington, PA. The lease period expires on February 28, 2020. The rent is currently $3,312 per month and will increase to $3,410 per month on March 1, 2019 for the remainder of the lease.

	Payments due by fiscal year
Contractual Obligations	2019	2020	Total
Operating Lease Obligations	$114,000	$48,800	$162,800
Total	$114,000	$48,800	$162,800

12.       SIGNIFICANT CUSTOMERS

For the fiscal year ended September 30, 2018, four customers accounted for 29% of Neurometric Services revenue and three customers accounted for 35% of accounts receivable at September 30, 2018.

For the fiscal year ended September 30, 2017, four customers accounted for 50% of Neurometric Services revenue and three customers accounted for 72% of accounts receivable at September 30, 2017.

13.       SUBSEQUENT EVENTS

Special Meeting of Stockholders

At the Special Meeting of Stockholders of the Company, held on November 26, 2018 ("Special Meeting 2018") the holders of the Company’s common and preferred stock voted to (i) amend the 2012 Plan to eliminate the annual individual award limits under the 2012 Plan and (ii) amend 2012 Plan to increase: (a) the total number of shares of common stock, par value $0.001 per share (“Common Stock”), available for grant under the 2012 Plan (subject to the overall limits described in clause (b) below) from 1,500,000 shares to an aggregate of 2,250,000 shares and (b) the aggregate limitation on authorized shares available for grant under the 2012 Plan, following any increases pursuant to the evergreen provision (the “Evergreen Provision”), from 2,200,000 shares to 2,950,000 shares.

In addition, to the above, the Company received shareholder approval to remove the exchange cap under the Second Purchase Agreement in compliance with the applicable listing rules of the Nasdaq Stock Market. Pursuant to Nasdaq Listing Rule 5635(d), shareholder approval is required prior to the issuance of securities in connection with a transaction other than a public offering involving the sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock outstanding before the issuance for less than the greater of book or market value of the stock. Following receipt of shareholder approval, the Company may issue an additional $8.1 million, up to an aggregate of $10 million, of common stock to Aspire Capital under the Second Purchase Agreement.

Share Grants to Directors

On October 8, 2018, the Compensation Committee and the Board granted to Director Votruba 144,000 restricted shares of common stock under the 2012 Plan for efforts expended as a Board member to explore and identify licensing and other opportunities for the Company in Europe. Mr. Votruba is a representative of RSJ and has agreed to assign to RSJ the benefit of all options and restricted shares granted to him in connection with his service as a member of the Board of Directors. On October 8, 2018, the Board granted (i) 30,000 restricted shares under the 2012 Plan to each of John Pappajohn and Peter Unanue, Members of the Board and (ii) 45,000 restricted shares under the 2012 Plan to Geoffrey Harris, who serves as the Audit Committee chairperson, these shares will vest quarterly.

Option Grants to the Chairman, Executive Officers and Other Employees

On October 8, 2018, the Board granted an option to Dr. Robin Smith, the Chairman of the Board to purchase 48,000 shares of Common Stock. On the same date, the Board granted options to purchase 48,000 and 30,000 shares to each of George Carpenter, the President and Chief Executive Officer and Donald D’Ambrosio, the Chief Financial Officer, respectively, and options to purchase an aggregate of 100,500 shares to other employees and consultants. All of the above options will vest upon certain milestones being met and were subject to the shareholder approval which was granted on November 26, 2018 at the Special Meeting of Shareholders.

On December 3, 2018, options were granted to purchase 30,000 and 26,500 shares of Company common stock to each of George Carpenter, the President and Chief Executive Officer and Donald D’Ambrosio, the Chief Financial Officer, respectively, and options to purchase an aggregate of 46,758 shares of Company common stock were granted to other employees.  One-third of the options granted vested on December 3, 2018 and one-third will vest on each of December 3, 2019 and December 3, 2020.

Leases

In October and November of 2018, the Company renewed the office space leases in Mission Viejo and Laguna Hills, California until February 28, 2020. The total lease payments per month will be $8,411 beginning February 1, 2019. As of November 30, 2018, the third lease for a small annex office in Laguna Hills has been terminated.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2018.

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

Under the supervision of management, including our President and Chief Executive Officer and our Chief Financial Officer, following the end of the fiscal year ended September 30, 2018, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2018 for the reasons discussed below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2018.  The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements. This material weakness resulted in, among other things, our failure to include all necessary disclosures in the draft financial statements provided to our outside auditing firm. The Company recognizes that as it has engaged in significant expansion during 2018, it requires additional personnel with knowledge and experience to assist in the preparation, review and completion of its financial statements and other reports required under the rules and regulations of the SEC. The Company intends to hire additional employees with experience preparing reports for filing with the SEC and will continue to work with outside experts who can assist in the review and analysis of its financial reports before such drafts are delivered to its auditors for review and who can also assist in the evaluation and remediation of its internal controls over financial reporting. The Company does not believe that the material weakness has resulted in any material inaccuracies in the financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2018 or any prior periods.

Management’s Plan for Remediation

We are continuing to develop a remediation plan outlining the steps and resources necessary to address each material weakness and will implement a program to address these weaknesses. The Company has hired outside consultants in order to enhance our written documentation of internal control policies and procedures. We continue to add employees and consultants to address segregation of duties and we will continue to broaden the scope of our accounting and realign responsibilities in our financial and accounting review functions. We are also in the process of implementing additional financial reporting controls to ensure proper review and supervision occurs over the financial reporting process.

The actions that we are taking, and will be taking, are subject to ongoing senior management review, as well as Audit Committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential deficiencies or modify the remediation actions described above. Management will continue to review and make necessary changes to the overall design of our internal controls.

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

Changes in Internal Controls over Financial Reporting

Other than the material weakness in our internal control over financial reporting described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the fiscal year ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On December 3, 2018, options were granted to purchase 30,000 and 26,500 shares of Company common stock to each of George Carpenter, the President and Chief Executive Officer and Donald D’Ambrosio, the Chief Financial Officer, respectively, and options to purchase an aggregate of 46,758 shares of Company common stock were granted to other employees.  One-third of the options granted vested on December 3, 2018 and one-third will vest on each of December 3, 2019 and December 3, 2020.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our directors and executive officers as of September 30, 2018.

Name	Age	Position
Robin L. Smith, M.D.	54	Chairman of the Board
Geoffrey E. Harris	56	Director
John Pappajohn	90	Director
Peter Unanue	51	Director
Michal Votruba	53	Director
George C. Carpenter IV	60	President and Chief Executive Officer
Donald D'Ambrosio	55	Chief Financial Officer

Directors

Robin L. Smith M.D., Chairman of the Board of Directors

Robin L. Smith, M.D. joined our Board of Directors as its Chairman on August 20, 2015. Dr. Robin L. Smith is a global thought leader in the regenerative medicine industry, one of the fastest growing segments of modern-day medicine.  She received her M.D. from Yale University and an M.B.A. from the Wharton School of Business. During her tenure as CEO of the Caladrius Biosciences, Inc. (formerly NeoStem Inc.) (NASDAQ: CLBS), which she led from 2006 to 2015, she pioneered the company’s innovative business model, combining proprietary cell therapy development with a successful contract development and manufacturing organization. Dr. Smith raised over $200 million, completing six acquisitions and one divestiture while the company won an array of industry awards and business recognition including a first-place ranking in the Tri-State region (for two years in a row), and eleventh place nationally, on Deloitte’s Technology Fast 500™, and Frost & Sullivan’s North American Cell Therapeutics Technology Innovation Leadership Award.

In 2007, Dr. Smith founded The Stem for Life Foundation (SFLF), a nonpartisan, 501(c)(3) educational organization devoted to fostering global awareness of the potential for regenerative medicine to treat and cure a range of deadly diseases and debilitating medical conditions, as opposed to merely treating their symptoms. In 2010, in order to bring the charity’s mission to a global audience, Dr. Smith forged a historic, first-of-its-kind partnership with the Vatican. As part of this relationship, the Vatican and SFLF collaborate to create high-profile initiatives that help catalyze interest and development of cellular therapies that could ultimately reduce human suffering on a global scale. Dr. Smith has served as Chairman of the Board and President of the Stem for Life Foundation since its inception and is expanding its mission further under the Cura brand (Cura Foundation).

Dr. Smith was appointed as Clinical Associate Professor, Department of Medicine at the Rutgers, New Jersey Medical School in 2017. She maintains is coauthor of Cells Are the New Cure (2017) and The Healing Cell: How the Greatest Revolution in Medical History Is Changing Your Life (2013). She is a winner of the 2014 Brava! Award, which recognizes top women business leaders in the Greater New York area. Dr. Smith was also a finalist for the 2014 EY Entrepreneur of the Year Award for the New York area, recognizing entrepreneurs who demonstrate excellence and success in the areas of innovation, financial performance, and personal commitment to their businesses and communities. In April 2016, Pope Francis awarded Dr. Smith Dame Commander with Star Pontifical Equestrian Order of Saint Sylvester Pope and Martyr. Dr. Smith was awarded the Lifetime Achievement in Healthcare and Science Award by The National Museum of Catholic Art & Library in May 2017.

In addition, Dr. Smith has extensive experience serving in executive and board level capacities for various medical enterprises and healthcare-based entities. She currently serves on the Board of Directors of Rockwell Medical (NASDAQ: RMTI). She is on the Boards of Directors of Prolung DX, BioXcel Corporation, and Signal Genetics. She is co-chairman of the Life Science advisory board on gender diversity. She is Vice President and member of the Board of Directors of the Science and Faith STOQ Foundation in Rome and serves on Sanford Health’s International Board and the Board of Overseers at the NYU Langone Medical Center in NYC. She previously served on the Board of Trustees of the NYU Langone Medical Center and is a past Chairman of the Board of Directors for the New York University Hospital for Joint Disease.

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

Peter Unanue, Director

Peter Unanue joined our Board of Directors on September 19, 2017. Mr. Unanue has over 25 years of senior business experience, leveraging data and applied sciences to enhance business operations. Mr. Unanue currently serves as Executive Vice President of Goya Foods, Inc., one of the leading food companies in the U.S. with over a billion dollars in annual sales. While at Goya, Mr. Unanue oversaw the nationwide expansion of the company's facilities, managed distribution and logistics, consolidated redundant operations resulting in significant cost savings, and led the implementation of new software and technology to streamline and enhance operations and profitability. Mr. Unanue has held key operational and analytic roles with Merck Medco Health Solutions, Baxter Healthcare and Growmark, Inc. He currently serves on the boards of the Meadowlands Regional Chamber of Commerce, the Meadowlands Regional "2040 Foundation," and is a Council of Regents Member at Felician University and St Thomas Aquinas College. He was also an employer trustee for a local UFCW Health and Welfare Fund. He is the recipient of numerous awards and is a regular speaker on various topics including supply chain management. Mr. Unanue holds a Master of Science in operations research from George Washington University and a Bachelor of Science from St. Thomas Aquinas College. Mr. Unanue was selected to serve on the Board of Directors because of his years in operations and analytics as well as his previous board experience for other companies.

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

Donald D'Ambrosio, Chief Financial Officer

Donald E. D’Ambrosio was appointed to the position of Chief Financial Officer on March 31, 2017. Prior to joining MYnd Analytics, from 1996 to 2007 Mr. D’Ambrosio served as Senior Vice President, Controller and, ultimately, Chief Financial Officer of BNC Mortgage, Inc. (NASDAQ: BNCM). As BNC’s CFO Mr. D’Ambrosio played a key role in the company’s IPO, raising $35 million, and its listing on the NASDAQ on March 10, 1998 which was underwritten by CIBC Oppenheimer and Piper Jaffray, Inc. Subsequently, Mr. D’Ambrosio was also intimately involved in taking the company private through a $52 million management acquisition by Lehman Brothers. Mr. D’Ambrosio played a key role in BNC Mortgage Inc’s acquisition of certain assets and liabilities and the origination platform of America’s Lender, Inc.  From 2007 through to February 2017 Mr. D’Ambrosio founded and built Oxygen Funding, Inc., an asset-based lending company that specialized in providing working capital to small businesses, where he served as its President, CEO and CFO. Oxygen Funding grew to fund over $100 million of client receivables. Mr. D’Ambrosio was a featured speaker for the Small Business Association and a writer for the Commercial Factor magazine. Mr. D’Ambrosio holds a Bachelor of Business Administration degree with an emphasis in accounting from Temple University. Mr. D’Ambrosio 's skills and experiences as a Chief Financial Officer along with his IPO and NASDAQ up-listing experience make him an asset to the Company.

Board Composition, Committees and Director Independence

Our Board of Directors currently consists of five members: Robin L. Smith, M.D., Geoffrey E. Harris, John Pappajohn, Michal Votruba and Peter Unanue. All members were elected at our annual meeting of stockholders held on April 4, 2018. All members will serve until our next annual meeting or until his or her successor is duly elected and qualified.

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

Audit Committee

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended (the "Exchange Act"). Geoffrey Harris (Chair), John Pappajohn, and Michal Votruba are the members of the audit committee. The audit committee is composed of members who are "independent" within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules. Our Board has determined that Mr. Harris serves as the "audit committee financial expert," as such term is defined in Item 407(d)(5) of Regulation S-K. In his roles as Audit Committee Chair of another public company, as Managing Partner of a money management and healthcare advisory firm, as a senior investment banker, portfolio manager and health care research analyst, Mr. Harris has gained over 34 years of experience analyzing the financial statements of public companies, assessing the use of accounting methods employed by those companies and the financial acumen of their management.

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

Board Meetings

During the fiscal year ended September 30, 2018, the Board held fifteen meetings. the Audit Committee held five meetings, the Compensation Committee held two meetings, and the Governance and Nominations Committee held two meetings.  Each incumbent director attended 75% or more of the total number of meetings of the Board and the Board Committees of which they were a member during the period they served as a director in fiscal year 2018.

The Company has not yet established a policy with respect to Board members' attendance at its annual meetings. All incumbent directors attended this year's annual meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the fiscal year ended September 30, 2018, all of our executive officers, directors and the holders of 5% or more of our Common Stock complied with all Section 16(a) filing requirements, except for: (1) George Carpenter who did not timely file two Form 4s reporting two transactions; (2) Robin Smith, who did not timely file two Form 4s reporting two transactions; and (3) Donald D'Ambrosio who did not timely file a Form 4 reporting two transactions.

Code of Ethics

Our Board of Directors has adopted a Code of Conduct and Ethics (the "Code of Conduct") which constitutes a "code of ethics" as defined by applicable SEC rules and a "code of conduct" as defined by applicable NASDAQ rules. We require all employees, directors and officers, including our principal executive officer and principal financial officer to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Executive Officer, Chief Financial Officer and other finance department personnel with respect to full and accurate reporting. The Code of Conduct is available on our website at www.myndanalytics.com. The Company will post any amendments to the Code of Conduct, as well as any waivers that are required to be disclosed by the rules of the SEC on such website.

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

Severance and Change of Control Arrangements

We do not have a formal plan for severance or separation pay for our employees, but we typically include a severance provision in the employment agreements of our executive officers that have written employment agreements with us. Generally, such provisions are triggered in the event of involuntary termination of the executive without cause or in the event of a change in control. Please see the description of our employment agreements with George Carpenter and Donald D'Ambrosio.

Certain stock option awards certificates under the 2012 Plan provide that options to grantees shall become fully vested upon a change of control of the Company, as defined therein.

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

Summary Compensation Table-Fiscal Years Ended September 30, 2018 and September 30, 2017

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ending September 30, 2018 and 2017 provided by (i) each person serving as our principal executive officer ("PEO") or acting in a similar capacity during our fiscal year ended September 30, 2018; (ii) our two most highly compensated executive officers other than our PEO who were serving as executive officers on September 30, 2018 and whose total compensation exceeded $100,000 and (iii) up to two additional individuals for whom disclosure would have been provided under (ii) but for the fact that the individual was not serving as an executive officer as of September 30, 2018. The persons covered by (i), (ii), and (iii) of the preceding sentence are collectively referred to as the "named executive officers" in this section.

Name and Principal Position	Fiscal Year Ended September 30,	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (3)/(4)	All Other Compensation ($) (5)	Total ($)
George C. Carpenter IV	2018	238,125	—	127,300	102,900	—	468,325
(President and Chief Executive Officer)	2017	270,000	25,000	—	—	21,035	316,035
Donald D'Ambrosio	2018	215,015	—	29,700	27,200	16,835	288,750
(Chief Financial Officer)	2017	117,296	20,000	—	104,600	8,289	250,185

(1)	Salaries for the fiscal years ended September 30, 2018 and 2017 which were accrued and paid as follows:

•	Mr. Carpenter’s salary for fiscal year 2018 and 2017 was $238,125 and $270,000, respectively, all of which was paid out.

•	Mr. D’Ambrosio's salary for fiscal year 2018 was 215,015. Pro-rated salary for fiscal year 2017 (based on actual number of days employed) was $117,296. Mr. D'Ambrosio joined the Company as its Chief Financial Officer effective March 31, 2017.

(2)	On September 18, 2017, the Compensation Committee approved cash Management Bonuses for Mr. Carpenter and D’Ambrosio in the amounts of $25,000 and $20,000 respectively. On March 31, 2017, the Compensation Committee approved a signing bonus of $8,959 for Mr. D'Ambrosio.

(3)	On November 13, 2017, the Board granted Mr. Carpenter to purchase 7,500 shares of Common Stock, vested immediately at $3.96 per share.

On April 19, 2018, the Board granted Mr. Carpenter to purchase 34,380 shares of Common Stock, vesting quarterly at $2.10 per share. As of September 30, 2018, options to purchase 8,595 of such shares are vested.

On May 25, 2018, the Board granted Mr. Carpenter to purchase 11,205 shares of Common Stock, vested immediately at $2.27 per share.

On April 4, 2018, the Board granted Mr. Carpenter options to purchase 100,000 shares of Common Stock. 20% of the options vested on the date of grant and remainder will vest in 8%-10% increments upon the achievement of various performance-based milestones. The options are exercisable at $1.55 per share. As of September 30, 2018, options to purchase 32,000 of such shares were forfeited.

(4)	On November 13, 2017, the Board granted Mr. D'Ambrosio to purchase 7,500 shares of Common Stock, vested immediately at $3.96 per share.

On April 4, 2018, the Compensation Committee of the Board granted options to Mr. D'Ambrosio to purchase 18,000 shares of the Company's common stock, which will vest in 25% increments upon the achievement of various performance-based milestones. The options are exercisable at $1.55 per share. As of September 30, 2018, options to purchase 13,500 of such shares are vested.

On March 14, 2017, Mr. D'Ambrosio was granted an option to purchase 18,000 shares of Common Stock valued at $104,600 using the Black Scholes Model, at an exercise price of $5.9 per share with options to purchase 15,000 shares vesting in equal monthly installments over 36 months from March 31, 2017, and options to purchase the remaining 3,000 shares vesting upon the achievement of a performance-based metric which has been met. The vesting of such grants is also subject to acceleration upon the occurrence of certain pre-determined events.

(5)	Relates to healthcare insurance premiums and Health Savings Account contributions paid on behalf of executive officers of the Company for fiscal years 2018 and 2017, respectively.

•	For Mr. Carpenter health care benefits were $0 and $21,035 for fiscal year 2018 and 2017, respectively.

•	For Mr. D’Ambrosio health care benefits were $16,835 and $8,289 for fiscal year 2018 and 2017, respectively.

Narrative Disclosure to Summary Compensation Table

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

On April 19, 2018, the Company and George C. Carpenter, IV, the Chief Executive Officer of the Company, entered into an amendment to his Employment Agreement, dated as of September 7, 2007 (the “CEO Amendment"), pursuant to which Mr. Carpenter's annual salary was reduced from $270,000 to $206,250. This change is retroactive to April 13, 2018. Further, pursuant to the CEO Amendment, Mr. Carpenter was granted 34,380 restricted shares of common stock under the 2012 Plan. The shares granted under the CEO Amendment will vest quarterly. If the employee’s relationship with the Company is terminated, the above grant will be prorated. On or before December 31, 2018, the parties will review this modification to determine if the above salary reduction adjustment will be renewed.

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

Donald D’Ambrosio

On March 14, 2017, the Company and Mr. D'Ambrosio entered into a letter agreement of employment setting forth Mr. D'Ambrosio's compensation and certain other employment terms. Pursuant to this letter agreement, Mr. D'Ambrosio will be paid an annual base salary of $215,020, will be eligible to participate in the Company’s benefit plans, and received a signing bonus of $8,959 which was paid on March 31, 2017. In addition, pursuant to the letter agreement, Mr. D'Ambrosio was granted an option to purchase 18,000 shares of the Company's common stock at an exercise price of $5.90 per share (the closing price of the Company’s common stock on March 31, 2017), with: (i) the option to purchase 15,000 shares vesting in equal monthly installments over 36 months from March 31, 2017, and (ii) the option to purchase 3,000 shares vesting upon the Company's successful listing of its common stock on a national securities exchange. The vesting of such grants is also subject to acceleration upon the occurrence of certain pre-determined events. Pursuant to the letter agreement, Mr. D'Ambrosio's employment is "at-will", and may be terminated by either party for any reason, or no reason at all. If the Company terminates Mr. D'Ambrosio without "cause" (as defined in the agreement), or Mr. D'Ambrosio "involuntarily terminates" (as defined in the agreement) the agreement, Mr. D'Ambrosio will be entitled to receive severance in the form of salary and benefits for a period equal to one-month, with an additional month of salary for each completed year of service up to a limit of six-months, in each case, subject to Mr. D'Ambrosio providing a release of claims satisfactory to the Company. In the event the Company terminates Mr. D'Ambrosio for "cause" or Mr. D'Ambrosio voluntarily terminates his employment, Mr. D'Ambrosio will not be entitled to any severance.

Outstanding Equity Awards at Fiscal Year-End------Fiscal Year Ending September 30, 2018

The following table presents information regarding outstanding options and restricted stocks held by our named executive officers as of September 30, 2018:

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Name	Exercisable	Unexercisable
George Carpenter (1)	20,000	48,000	$1.55	04/04/2028
	32,000	—	$6.00	09/22/2022	—	—
	2,175	—	50.00	10/08/2023	—	—
	6,125	—	$9.44	12/10/2022	—	—
	667	—	3,300.00	03/02/2020	—	—
					25,785	$54,149
Donald D'Ambrosio (2)	13,500	4,500	$1.55	04/04/2028	—	—
	10,500	7,500	$5.9	03/31/2027	—	—

(1)	On April 4, 2018, Mr. Carpenter was granted options to purchase 100,000 shares of Common Stock. 20% of the options vested on the date of grant and the remainder will vest upon the achievement of various performance-based milestones. The options are exercisable at $1.55 per share. As of September 30, 2018, options to purchase 32,000 shares were forfeited.

On September 22, 2016, Mr. Carpenter was granted options to purchase 32,000 shares of Common Stock. 25% of the options vested on the date of grant and the remainder will vest in 25% increments upon the achievement of various performance-based milestones. As of September 30, 2018, all of the options are fully vested.

On October 8, 2013, Mr. Carpenter was granted options to purchase 2,175 shares of Common Stock. The options are exercisable at $50.00 per share and vested evenly over 12 months starting from the date of grant. As of September 30, 2018, all of the options are fully vested.

On December 10, 2012, Mr. Carpenter was granted options to purchase 6,000 shares of Common Stock. The options are exercisable at $9.44 per share and vested in increments of 12.5% at the beginning of each quarter starting from the date of grant. Mr. Carpenter was also granted 125 fully vested shares of Common Stock for his prior services on the Board. These options are also exercisable at a price of $9.44 per share. As of September 30, 2018, all of the options are fully vested.

On March 3, 2010, Mr. Carpenter was granted options to purchase 667 shares of Common Stock. The options are exercisable at $3,300.00 per share and vested equally over 48 months starting on March 3, 2010. As of September 30, 2018, all of the options are fully vested.

(2)	On April 4, 2018, Mr. D'Ambrosio was granted options to purchase 18,000 shares of the Company's common stock, which will vest in 25% increments upon the achievement of various performance-based milestones. The options are exercisable at $1.55 per share. As of September 30, 2018, 13,500 shares of the options are vested.

On March 31, 2017, Mr. D'Ambrosio was granted options to purchase 18,000 shares of the Company's common stock at an exercise price of $5.9 per share. with: (i) the option to purchase 15,000 shares vesting in equal monthly installments over 36 months from March 31, 2017, and (ii) the option to purchase 3,000 shares vesting upon the achievement of a performance-based milestone, which had been met as of September 30, 2017.

Director Compensation---Fiscal Year Ending September 30, 2018

During our fiscal year ended September 30, 2018, non-employee directors received cash compensation, as well as grants of Common Stock, Restricted Stock and options to purchase Common Stock for their service on our Board of Directors or committees thereof. The values of the option and restricted share grants were determined using the Black-Scholes Model and the closing price of the stock on the day of grant.

Non-Employee Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Robin Smith (1)	337,500	210,700	68,500	28,000	644,700
John Pappajohn (2)	3,000	—	10,200	—	13,200
Geoffrey Harris (3)	25,000	—	—	—	25,000
Michal Votruba (4)	3,000	—	10,200	—	13,200
Peter Unanue (5)	3,000	—	10,200	—	13,200

(1)	On July 14, 2017, the Board approved the Chairman Services Agreement (the "Agreement") with Robin L. Smith, M.D. which became effective on that date (the "Effective Date") and will remain in effect until the earlier of: (a) termination of the Agreement by mutual agreement of Dr. Smith and the Company, and (b) the eighteen (18) month anniversary of the Effective Date (the "Initial Period"); provided that the Agreement may be automatically extended for additional one year periods thereafter (such period, the "Term"). During the Term, and subject to the terms and conditions of the Agreement, Dr. Smith will provide non-exclusive advisory and management services to the Company, which may include advice and assistance concerning: strategic vision and planning; identification of growth and expansion opportunities; financial planning; and corporate partnering and business development (collectively, the "Services"). Under the Agreement, Dr. Smith is entitled to an annual cash fee of $300,000 (the "Annual Fee"), payable in equal monthly installments. For the 2017 calendar year, Dr. Smith was paid the full amount of the Annual Fee. Dr. Smith agreed to a reduction in her annual cash fee for the 2018 calendar year. In connection therewith, Dr. Smith’s annual cash fee was reduced from $300,000 to $250,000. Dr. Smith was granted an option to purchase 50,000 shares of Common Stock under the Company's 2012 Plan, which will not be terminated if Dr. Smith is no longer affiliated with the Company. On April 4, 2018, Dr. Smith was granted an option to purchase 75,000 shares of Common Stock, of which 1/3 vested immediately, 1/3 will vest 6 months from the grant date and the remaining 1/3 will vest 12 months from the grant date. The options are exercisable at $1.55 per share. On April 4, 2018, Dr. Smith was granted 25,000 restricted shares.

The aggregate number of option awards outstanding for Dr. Smith at September 30, 2018 was 291,250 shares. Of these, options to purchase 1,250 shares have an exercise price of $11.00 per share, options to purchase 40,000 shares have an exercise price of $6.00 per share, options to purchase 75,000 shares have an exercise price of $4.33 per share, options to purchase 50,000 shares have an exercise price of $4.16 per share, options to purchase 75,000 shares have an exercise price of $1.55 per share, options to purchase 50,000 shares have an exercise price of $1.99 per share.

(2)	Mr. Pappajohn joined our Board on August 26, 2009.

The Company paid a cash Board Fee to Mr. Pappajohn of $3,000 during the twelve months ended September 30, 2018, and has determined no cash fee will be paid to members of the Board in the coming year except for the Audit Chair and the Chairman of the board.

On September 19, 2017, Mr. Pappajohn was granted, subject to continued Board service: (i) 12,000 restricted shares, vesting in four quarterly installments of 3,000 shares and (ii) options to purchase 12,000 shares of common stock with an exercise price of $3.60, vesting in four equal quarterly installments of 3,000 options on December 19, 2017, March 19, 2018, June 19, 2018 and September 19, 2018. The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full.

On May 25, 2018, Mr. Pappajohn was granted 4,500 shares of restricted shares.

As of September 30, 2018, Mr. Pappajohn had been granted options to purchase an aggregate 14,542 shares. Of these, options to purchase 42 shares have an exercise price of $3,300.00 per share, options to purchase 1,250 shares have an exercise price of $11.00 per share, 1,250 shares have an exercise price of $9.44 per share, options to purchase 12,000 shares have an exercise price of $3.60 per share.

(5)	Mr. Harris joined our Board on July 20, 2015.

The Company paid a cash Board Fee to Mr. Harris of $25,000 during 2018, and has determined that he will receive the same amount in the coming year due to his position as Audit Chair.

On September 19, 2017, Mr. Harris was granted, subject to continued Board and Audit Committee service: (i) 18,000 restricted shares, vesting in four quarterly installments of 4,500 shares and (ii) options to purchase 18,000 shares of common stock with an exercise price of $3.60, vesting in four equal quarterly installments of 4,500 options on December 19, 2017, March 19, 2018, June 19, 2018 and September 19, 2018. The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full.

At September 30, 2018, Mr. Harris had been granted options to purchase an aggregate of 19,250 shares. Of these, options to purchase 1,250 shares have an exercise price of $11.00 per share and options to purchase 18,000 shares have an exercise price of $3.60 per share.

(6)	Mr. Votruba joined our Board on July 20, 2015.

The Company paid a cash Board Fee to Mr. Votruba of $3,000 during 2018, and has determined no cash fee will be paid to members of the Board in the coming year except for the Audit Chair and the Chairman of the Board.

On September 19, 2017, Mr. Votruba was granted, subject to continued Board service: (i) 12,000 restricted shares, vesting in four quarterly installments of 3,000 shares and (ii) options to purchase 12,000 shares of common stock with an exercise price of $3.60, vesting in four equal quarterly installments of 3,000 options on December 19, 2017, March 19, 2018, June 19, 2018 and September 19, 2018. The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full.

On May 25, 2018, Mr. Votruba was granted 4,500 shares of restricted common stock.

At September 30, 2018, Mr. Votruba had been granted options to purchase an aggregate of 13,250 shares. Of these, options to purchase 1,250 shares have an exercise price of $11.00 per share and options to purchase 12,000 shares have an exercise price of $3.60 per share.

(7)	Mr. Unanue joined our Board on September 19, 2017.

The Company paid a cash Board Fee to Mr. Unanue of $3,000 during 2018, and has determined no cash fee will be paid to members of the Board in the coming year except for the Audit Chair and the Chairman of the Board.

On September 19, 2017, Mr. Unanue was granted, subject to continued Board service: (i) 12,000 restricted shares, vesting in four quarterly installments of 3,000 shares and (ii) options to purchase 12,000 shares of common stock with an exercise price of $3.60, vesting in four equal quarterly installments of 3,000 options on December 19, 2017, March 19, 2018, June 19, 2018 and September 19, 2018. The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full.

On May 25, 2018, Mr. Unanue was granted 4,500 restricted shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial and other ownership of the shares of our Common Stock as of December 10, 2018:

•	Each person whom we know to be the beneficial owner of 5% or more of our outstanding Common Stock;

•	Each of our executive officers;

•	Each of our current directors; and

•	All of our executive officers and directors as a group.

Applicable percentage ownership interest as of December 10, 2018 is based on 7,555,004 shares of issued and outstanding Common Stock.

Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. For purposes of such calculation, shares of our Common Stock subject to options, warrants and convertible promissory notes issued by us (and convertible interest on those notes) that are currently exercisable or convertible, or exercisable or convertible within sixty days from December 10, 2018, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible promissory notes, as applicable, for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o MYnd Analytics, Inc., 26522 La Alameda, Suite 290, Mission Viejo, CA 92691.  There are no shares of any other class or series of stock issued and outstanding.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Executive Officers and Directors:
George Carpenter (1) President and Chief Executive Officer	190,087	2.49%
Don D'Ambrosio (2) Chief Financial Officer	41,584	*
Robin L. Smith (3) Chairman of the Board of Directors	513,315	6.49%
John Pappajohn (4) Director	1,573,757	18.90%
Michal Votruba (5) Director	144,000	1.91%
Geoffrey E. Harris (6) Director	100,918	1.33%
Peter Unanue (7) Director	246,727	3.20%
Directors and officers as a group (7 persons) (8)	2,810,388	34.87%
Non-Director 5%+ Stockholders:
RSJ (9)	1,694,178	20.68%

* Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

(1)	Consists of (a) 98,806 shares of common stock, (b) 70,967 shares of Common Stock issuable upon the exercise of vested and exercisable options and (c) 20,314 shares of warrants. Mr. Carpenter has been our Chief Executive Officer since April 2009 and our President since April 29, 2011.

(2)	Consists of (a) 7,500 shares of Common Stock, and (b) 34,084 shares of Common Stock issuable upon the exercise of vested and exercisable options. Mr. D'Ambrosio has been our Chief Financial Officer since March 31, 2017.

(3)	Consists of (a) 161,539 shares of Common Stock and (b) 266,250 shares of Common Stock issuable upon the exercise of vested and exercisable options and (c) 85,526 shares of Common Stock issuable upon the exercise of warrants. Dr. Smith has been the Chairman of the Board since August 20, 2015.

(4)

Consists of (a) 802,925 shares of Common Stock and (b) 500,000 shares of Series A Preferred Stock (c) 14,542 shares of Common Stock issuable upon the exercise of vested and exercisable options and (d) 256,290 shares of Common Stock issuable upon the exercise of warrants. Of such shares of Series A Preferred Stock, 250,000 shares are owned by Mrs. Pappajohn, over which Mr. Pappajohn disclaims beneficial ownership. Does not include 500,000 shares of Series A-1 Preferred Stock which are not currently convertible into common stock or warrants to purchase 1,135,135 shares of common stock that may not be exercisable within 60 days. Mr. Pappajohn has been a member of the Board since August 26, 2009.

(5)	Mr. Votruba is a representative of RSJ; refer to footnote (9) below, as all of his granted shares and options to purchase Common Shares are assigned to RSJ. Mr. Votruba has been a member of the Board since July 30, 2015. Mr. Votruba has agreed to assign to RSJ the benefit of all options and restricted shares granted to him in connection with his service as a member of the Board of Directors.

(6)	Consists of (a) 52,110 shares of Common Stock and (b) 19,250 shares of Common Stock issuable upon the exercise of vested and exercisable options and (c) 29,558 shares of Common Stock issuable upon the exercise of warrants. Mr. Harris has been a member of the board since July 30, 2015.

(7)	Consists of (a) 96,627 shares of Common Stock and (b) 50,000 shares of Preferred Stock (c) 12,000 shares of Common Stock issuable upon the exercise of vested and exercisable options and (d) 88,100 shares of Common Stock issuable upon the exercise of warrants. Mr. Unanue has been a member of the Board since September 19, 2017.

(8)

Consists of (a) 1,363,507 shares of Common Stock and (b) 550,000 shares of Series A Preferred Stock (c) 417,093 shares of Common Stock issuable upon the exercise of vested and exercisable options, and (d) 479,788 shares of Common Stock issuable upon the exercise of warrants. Totals for Directors and Officers do not include warrants granted to three directors and one officer in connection with a private placement transaction on September 21,2018. The Warrants will be exercisable for a period of five years commencing six months from the initial closing date of the private placement at an exercise price of $2.00 per share. The exercise price is subject to adjustment for stock splits, stock dividends, combinations or similar events. The Warrants may not be exercised on a cashless basis.

(9)

Consists of 1,056,474 shares of Common Stock, and (b) 13,250 shares of Common Stock issuable upon the exercise of vested and exercisable options and (c) 624,454 shares of Common Stock issuable upon the exercise of warrants. The address of RSJ is Na Florenci 2116/15, 110 00 Prague 1, Czech Republic.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2018.

	Number of securities	Weighted-
	to be	average
	issued upon	exercise price of	Number of securities
	exercise of	outstanding	remaining available for
	outstanding options,	options, warrants	future issuance under
	warrants and rights	and rights	equity compensation plans
Plan Category	(a)	(b)	(c)
2006 Equity compensation plan approved by security holders	1,445	$3,193	—	(1)
2012 Equity compensation plan approved by security holders	802,492	$4.39	290,944	(2)
Equity compensation plans not approved by security holders	—		—
Total	803,937	$10.13	290,944

(1)	The 2006 Stock Incentive Plan, as amended, has been frozen and replaced by the 2012 Plan.

(2)	The 2012 Plan includes an evergreen provision which, on January 1 of each year through 2022, automatically increases the number of shares subject to the 2012 Plan by the lesser of: (a) a number equal to 10% of the shares of Common Stock authorized under the 2012 Plan as of the preceding December 31 or (b) an amount, or no amount, as determined by our Board of Directors, but in no event may the number of shares of Common Stock authorized under the 2012 Plan exceed 1,570,248.

At the 2018 Annual Meeting of Stockholders of the Company, held on April 4, 2018 (the “2018 Annual Meeting”), the holders of the Company's common stock voted to amend the 2012 Plan to increase (i) the total number of shares of Common Stock available for grant under the 2012 Plan (subject to the overall limit described in clause (ii) below) from 1,072,500 shares to an aggregate of 1,500,000 shares and (ii) the aggregate limitation on the authorization shares available for grant under the 2012 Plan, following any increases pursuant to the evergreen provision, from 1,570,248 shares to 2,200,000 shares.

At the 2018 Special Meeting of Stockholders of the Company, held on November 26, 2018, the holders of the Company’s common stock and voting preferred shares voted to amend the 2012 Plan to increase: (i) the total number of shares of common stock, available for grant under the 2012 Plan (subject to the overall limits described in clause (ii) below) from 1,500,000 shares to an aggregate of 2,250,000 shares and (ii) the aggregate limitation on authorized shares available for grant under the 2012 Plan, following any increases pursuant to the evergreen provision (the “Evergreen Provision”), from 2,200,000 shares to 2,950,000 shares.

(3)	As of September 30, 2018, options to purchase 802,492 shares of Common Stock were outstanding under the 2012 Plan, with a weighted average exercise price of $4.39.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except as follows in the below items, since the beginning of the Company's last fiscal year, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we are or will be a party:

●	in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●	in which any director, executive officer, or other stockholder of more than 5% of our Common Stock or any member of their immediate family had or will have a direct or indirect material interest.

1. Private Placement to Affiliates

(1) On March 29, 2018, the Company sold an aggregate of 1,050,000 units for $2.00 per Unit each consisting of one share of newly-designated Series A Preferred Stock, and one warrant in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million. The private placement closed on March 29, 2018. The closing price per share of the Common Stock on the Nasdaq Stock Market on March 29, 2018 was $1.19 per share. For more detail on the private placement, please refer to the “Private Placement of A Preferred Stock with Warrant" sections of Note 6. Stockholders’ Equity to the Condensed Consolidated Financial Statements.

(2) On September 21, 2018, the Company entered into definitive agreements with George C. Carpenter IV, President and Chief Executive Officer, Robin L. Smith, Chairman, as well as John Pappajohn, and Peter Unanue, each a director of the Company, and entities affiliated with Michal Votruba, a member of the Board of Directors of MYnd Analytics and Director of Life Sciences for the European-based RSJ-Gradus fund, relating to a private placement of an aggregate of 459,458 units for $1.85 per unit, with each unit consisting of one share of Common Stock and one Common Stock Purchase Warrant to purchase one share of Common Stock for $2.00 per share. The closing price per share of the Common Stock on the Nasdaq Stock Market on September 20, 2018 was $1.72 per share.

2. Transactions with Decision Calculus Associates

During the fiscal year ended September 30, 2018, the Company paid Decision Calculus Associates, an entity owned by Mr. Carpenter’s spouse, Jill Carpenter, $31,000 for marketing services. The consulting agreement with Decision Calculus Associates was amended as of May 1, 2018 reducing the fee to $2,000 per month.

3. License Agreement with RSJ, Greater than 5% Stockholder

The Company entered into a license agreement with RSJ, effective as of September 20, 2018, pursuant to which the Company granted RSJ a right of first refusal with respect to any agreement with any third party that includes the grant by the Company to such third party of any license or distribution rights with respect to any of the Company’s technology and/or intellectual property in Europe.

4. Hooper Holmes Agreement

In 2016, we entered into an agreement with Hooper Holmes Inc, for which Dr. Smith, our Chairman of the Board, became an advisory member of its board as of March 16, 2017, and in which Mr. Pappajohn, our director, has participated in equity raises to become the beneficial owner of a greater than 10% interest. Hooper Holmes performs EEGs nationwide to patients who wish to obtain a PEER report. The Company paid $110,100 and $20,300 for these services during the twelve months ended September 30, 2018 and 2017, respectively. Hopper Holmes has declared bankruptcy which triggers the termination of this Agreement.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference to “Directors, Executive Officers and Corporate Governance — Board Composition, Committees and Director Independence.”

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Marcum LLP, for professional services rendered for the audit of our annual financial statements and review of the financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2018 and 2017 were $165,100 and $81,600, respectively.

The aggregate fees billed for professional services rendered by Anton & Chia, LLP, for professional services rendered for the audit of our annual financial statements and review of the financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2018 and 2017 were $0 and $116,750, respectively.

Audit-Related Fees

Marcum LLP, billed the Company $222,000 and $24,420 in fees for assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2018 and 2017, respectively.

Anton & Chia, LLP, billed the Company $28,000 and $36,750 in fees for assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended September 30, 2018 and 2017, respectively.

All Other Fees

None.

Audit Committee Policies and Procedures

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. During each of the fiscal years ended September 30, 2018 and 2017, respectively, our Audit Committee pre-approved 100% of the audit services as described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. The information required by this item is included in Item 8 of Part II of this Annual Report.

2. The information required by this item is included in Item 8 of Part II of this Annual Report.

3. Exhibits: See Exhibit Index following the signature pages to this Annual Report, which is incorporated by reference in this Item.

The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.

(b)	Exhibits. See Exhibit Index, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.

(c)	Not applicable.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended. Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 20, 2018 (File No. 001-35527).

3.2	Bylaws. Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2012.(File No. 000-26285).

3.3	Form of Certificate of Designation of Preferences, Rights of the Series A Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2018 (File No. 001-35527).

3.4	Form of Certificate of Designation of Preferences, Rights of Series A-1 Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018 (File No. 001-35527).

4.1†	Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2010 (File No. 000-26285)

4.2†	Amended and Restated 2012 Omnibus Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 2, 2018 (File No. 001-35527).

4.3	Sample Stock Certificate. Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2017 (File No. 001-35527).

4.4	Form of Restricted Share Agreement under the MYnd Analytics, Inc. Amended and Restated 2012 Omnibus Incentive Compensation Plan.Incorporated by reference to Exhibit No. 4.4 to the Registrant's Annual Report on Form 10-K filed on December 22, 2016 (File No. 001-35527).

4.5	Form of ISO Stock Option Award Certificate under the MYnd Analytics, Inc. Amended and Restated 2012 Omnibus Incentive Compensation Plan.Incorporated by reference to Exhibit No. 4.5 to the Registrant's Annual Report on Form 10-K filed on December 22, 2016 (File No. 001-35527).

4.6	Form of NQSO Stock Option Award Certificate under the MYnd Analytics, Inc. Amended and Restated 2012 Omnibus Incentive Compensation Plan.Incorporated by reference to Exhibit No. 4.6 to the Registrant's Annual Report on Form 10-K filed on December 22, 2016 (File No. 001-35527).

10.1	Form of Registration Rights Agreement, dated as of March 28, 2018, by and between the Company and the holder(s) signatory thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2018. (File No. 001-35527).

10.2	Form of Warrant, dated as of March 29, 2018, by and between the Company and the holder signatory thereto. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 3, 2018 (File No.001-35527).

10.3	Subscription Agreement, dated as of March 29, 2018, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018. (File No. 001-35527).

10.4	Amendment No. 1 to Subscription Agreement, dated as of March 29, 2018, by and between the Company and the investor(s) signatory thereto. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018 (File No. 001-35527).

10.5	Amendment to Chairman Services Agreement, effective as of April 16, 2018, by and between the Company and Robin Smith. Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018 (File No.001-35527).

10.6	Second Amendment to Chairman Services Agreement, effective as of April 24, 2018, by and between the Company and Robin Smith. Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018 (File No. 001-35527).

10.7	Amendment to Chief Executive Officer Agreement, effective as of April 19, 2018, by and between the Company and George C. Carpenter, IV. Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2018 (File No. 001-35527).

10.8	Common Stock Purchase Agreement, dated as of May 15, 2018, by and between the Company and Aspire Capital Fund, LLC. Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2018 (File No. 001-35527).

10.9	Registration Rights Agreement, dated as of May 15, 2018, by and between the Company and Aspire Capital Fund, LLC. Incorporated by reference to Exhibit No. 4.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2018 (File No. 001-35527).

10.10	Chief Executive Officer Agreement, dated as of May 25, 2018, by and between the Company and George C. Carpenter, IV. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2018 (File No. 001-35527).

10.11	Management Services Agreement, effective as of November 13, 2017, between Arcadian Telepsychiatry Services LLC and Arcadian Telepsychiatry P.C. Incorporated by reference to Exhibit No. 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed on February 20, 2018 (File No. 001-35527).

10.12	Management Services Agreement, effective as of November 13, 2017, between Arcadian Telepsychiatry Services LLC and Arcadian Telepsychiatry PA. Incorporated by reference to Exhibit No. 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed on February 20, 2018 (File No.001-35527).

10.13*	Subscription Agreement for Shares of Common Stock and Common Stock Purchase Warrants, dated as of September 21, 2018, by and between the Company and the investor(s) party thereto.

10.14*	Form of Warrant to Purchase Shares of Common Stock, dated as of September 24, 2018, by and between the Company and the holder party thereto.

10.15*	Agreement, by and between the Company and RSJ Investments SICAV a.s. acting in respect of its sub-fund (podfond) RSJ Gradus podfond, RSJ Investment SICAV a.s., effective as of September 20, 2018.

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2017 (File No.001-35527).

23.1*	Consent of Independent Registered Public Accounting Firm (included in this Annual Report)

24.1*	Power of Attorney (included on the signature page of this Annual Report)

31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements and footnotes from the MYnd Analytics, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL):

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

MYND ANALYTICS, INC.

By:	/s/ George Carpenter
George Carpenter
Chief Executive Officer

Date:	December 11, 2018

POWER OF ATTORNEY

The undersigned directors and officers of MYnd Analytics, Inc. do hereby constitute and appoint George Carpenter and Donald D'Ambrosio with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorneys and agents, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Carpenter	Chief Executive Officer	December 11, 2018
George Carpenter	(Principal Executive Officer)

/s/ Donald D'Ambrosio	Chief Financial Officer	December 11, 2018
Donald D'Ambrosio	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robin Smith MD	Chairman of the Board	December 11, 2018
Robin Smith MD

/s/ John Pappajohn	Director	December 11, 2018
John Pappajohn

/s/ Michal Votruba	Director	December 11, 2018
Michal Votruba

/s/ Geoffrey Harris	Director	December 11, 2018
Geoffrey Harris

/s/ Peter Unanue	Director	December 11, 2018
Peter Unanue