Form 10-Q
period 2018-12-31
MYnd Analytics, Inc.
filed 2019-02-14
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

As of February 14, 2019, the registrant had 8,423,694 shares of Common Stock, issued and outstanding.

MYnd Analytics, Inc.  and its subsidiaries

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2018 (Unaudited)	As of September 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,499,800	$3,254,700
Accounts receivable, net	120,000	63,300
Prepaid insurance	24,100	57,900
Prepaid other assets	146,600	134,700
Total current assets	1,790,500	3,510,600
Property and equipment, net	98,800	110,800
Intangible assets, net	102,400	116,500
Goodwill	1,386,800	1,386,800
Other assets	27,500	27,100
TOTAL ASSETS	$3,406,000	$5,151,800

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable (including $31,400 and $30,400 to related parties as of December 31, 2018 and September 30, 2018, respectively)	$728,800	$346,900
Accrued liabilities	304,000	268,900
Accrued compensation	206,300	175,400
Accrued compensation – related parties	185,100	209,300
Accrued interest and other	3,900	3,900
Deferred revenue	156,900	159,700
Current portion of capital lease	1,400	1,300
Total current liabilities	1,586,400	1,165,400
LONG-TERM LIABILITIES
Long-term borrowing, net	597,100	587,700
Accrued interest on long - term borrowing	115,800	110,100
Long-term portion of capital lease	1,700	2,100
Total long-term liabilities	714,600	699,900
TOTAL LIABILITIES	2,301,000	1,865,300
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 15,000,000 authorized; 1,500,000 shares of Series A Preferred Stock and 500,000 shares of Series A-1 authorized; 550,000 shares of Series A Preferred Stock and 500,000 shares of Series A-1 issued and outstanding as of December 31, 2018 and as of September 30, 2018; aggregate liquidation preference of $1,968,750 as of December 31, 2018 and as of September 30, 2018;	1,100	1,100
Common stock, $0.001 par value; 250,000,000 shares authorized as of December 31, 2018 and September 30, 2018 respectively, 7,555,004 and 7,407,254 shares issued and outstanding as of December 31, 2018 and September 30, 2018, respectively;	7,600	7,400
Additional paid-in capital	89,780,400	89,257,700
Accumulated deficit	(87,622,800)	(85,245,300)
	2,166,300	4,020,900
Non controlling interest	(1,061,300)	(734,400)

Total stockholders’ equity	1,105,000	3,286,500
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,406,000	$5,151,800

See accompanying notes to unaudited condensed consolidated financial statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2018	2017
REVENUES
Neurometric services	$79,200	$53,300
Telepsychiatry services	307,900	68,700
Total revenues	387,100	122,000

COST OF REVENUES
Neurometric services	6,400	49,100
Telepsychiatry services	218,700	35,900
	225,100	84,900

GROSS MARGIN	162,000	37,100

OPERATING EXPENSES
Research	80,800	81,500
Product development	237,000	269,200
Sales and marketing	151,900	667,200
General and administrative	2,373,800	1,774,800
Total operating expenses	2,843,500	2,792,700

OPERATING LOSS	(2,681,500)	(2,755,600)

OTHER INCOME (EXPENSE):
Interest expense, net	(22,900)	(13,700)
Total other income (expense)	(22,900)	(13,700)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,704,400)	(2,769,300)
Income taxes	—	—
NET LOSS	$(2,704,400)	$(2,769,300)

Net loss attributable to noncontrolling interest	(326,900)	—

Net Loss attributable to MYnd Analytics, Inc.	$(2,377,500)	$(2,769,300)

BASIC AND DILUTED LOSS PER SHARE:	$(0.32)	$(0.64)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	7,542,663	4,332,927

See accompanying notes to unaudited condensed consolidated financial statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the three months ended December 31, 2018 and 2017

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Sub-total MYnd Stockholders’ Equity	Noncontrolling Interest	Total
Balance at September 30, 2017	4,299,311	$4,300	—	$—	$80,189,700	$(75,646,600)	4,547,400	—	$4,547,400
Stock-based compensation	37,500	100	—	—	336,500	—	336,600	—	336,600
Common Stock issued to vendors for services	23,750	—	—	—	14,800	—	14,800	—	14,800
Net loss	—	—	—	—	—	(2,769,300)	(2,769,300)	—	(2,769,300)
Balance at December 31, 2017	4,360,561	$4,400	—	$—	$80,541,000	$(78,415,900)	2,129,500	—	$2,129,500

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Sub-total MYnd Stockholders’ Equity	Noncontrolling Interest	Total
Balance at September 30, 2018	7,407,254	$7,400	1,050,000	$1,100	$89,257,700	$(85,245,300)	4,020,900	(734,400)	$3,286,500
Stock-based compensation	144,000	200	—	—	517,100	—	517,300	—	517,300
Common Stock issued to vendors for services	3,750	—	—	—	5,600	—	5,600	—	5,600
Net loss	—	—	—	—	—	(2,377,500)	(2,377,500)	(326,900)	(2,704,400)
Balance at December 31, 2018	7,555,004	$7,600	1,050,000	$1,100	$89,780,400	$(87,622,800)	2,166,300	(1,061,300)	$1,105,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(2,704,400)	$(2,769,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,200	23,300
Change in provision for doubtful accounts	3,200	600
Stock-based compensation	517,300	336,600
Common stock issued to vendors for services	5,600	14,800
Accretion of debt discount and non–cash interest expense	23,400	4,700
Changes in operating assets and liabilities:
Accounts receivable	(59,900)	(18,100)
Prepaid expenses and other assets	21,500	6,100
Accounts payable and accrued liabilities	417,100	(38,600)
Deferred revenue	(2,800)	—
Deferred compensation	6,600	—
Net cash used in operating activities	(1,742,200)	(2,439,900)
INVESTING ACTIVITES:
Purchase of furniture and equipment	(4,100)	(28,100)
Payment for acquisition of business, net of cash acquired	—	(306,600)
Net cash used in investing activities	(4,100)	(334,700)
FINANCING ACTIVITIES:
Principal payments on note payable	(8,300)	(15,800)
Principal payments on capital lease	(300)	(300)
Net cash used in financing activities	(8,600)	(16,100)
NET INCREASE (DECREASE) IN CASH	(1,754,900)	(2,790,700)
CASH AND CASH EQUIVALENTS - BEGINNING OF THE PERIOD	3,254,700	5,449,000
CASH AND CASH EQUIVALENTS - END OF THE PERIOD	$1,499,800	$2,658,300
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,200	$3,000
Income taxes	$—	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Long-term borrowings assumed in business combination	$—	$651,700

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

Going Concern Uncertainty

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which contemplate continuation of the Company as a going concern. The Company’s operations are subject to certain problems, expenses, difficulties, delays, complications, risks and uncertainties frequently encountered in the operation of a business. These risks include the ability to obtain adequate financing on a timely basis, if at all, the failure to develop or supply technology or services to meet the demands of the marketplace, the failure to attract and retain qualified personnel, competition within the industry, government regulation and the general strength of regional and national economies.

The Company’s recurring net losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. During the three months ended December 31, 2018, the Company incurred a net loss of $2.7 million and used $1.7 million of net cash in operating activities. As of December 31, 2018, the Company’s accumulated deficit was $87.6 million. In connection with these unaudited condensed consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due for the next twelve months from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities.

To date, the Company has financed its cash requirements primarily from equity financings.  As of December 31, 2018, the Company's principal sources of liquidity were cash balance of $1.5 million and amount available under Aspire Equity Line of Credit of $8.1 million. The Company will need to raise funds immediately to continue its operations and increase demand for its services. Until it can generate sufficient revenues to meet its cash requirements, which it may never do, the Company must continue to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Quarterly Report on Form 10-Q.  The Company continues to explore additional sources of capital, but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, changes in stockholders’ equity, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter ended December 31, 2018 are not necessarily indicative of results for the full 2019 fiscal year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended September 30, 2018.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the results of the Company, its wholly owned subsidiary, Arcadian. two professional associations, Arcadian Telepsychiatry PA (“Texas PA”) incorporated in Texas, Arcadian Telepsychiatry Florida P.A. (“Florida PA”) incorporated in Florida, and two professional corporations, Arcadian Telepsychiatry P.C. (“Pennsylvania PC”) incorporated in Pennsylvania and Arcadian Telepsychiatry of California, P.C. incorporated in California (“California PC” and together the Pennsylvania PC, Florida PA and Texas PA, the “Arcadian Entities.”)

Arcadian is party to Management Services Agreements by and among it and the Arcadian Entities, pursuant to which Arcadian provides management and administrative services to each of the Arcadian Entities.  Each entity is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine. All intercompany balances and transactions have been eliminated upon consolidation.

Segments

We view our operations and manage our business as one operating segment.

Variable Interest Entities (VIE)

On November 13, 2017, Arcadian entered into a management and administrative services agreement with Texas PA and with Pennsylvania PC, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, Texas PA and Pennsylvania PC are each determined to be a Variable Interest Entity (“VIE”) as MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect Texas PA’s and Pennsylvania PC’s economic performance through its majority representation of the Texas PA and Pennsylvania PC; therefore, Texas PA and Pennsylvania PC are consolidated by MYnd. On January 19, 2018, Arcadian entered into a management and administrative services agreement with California PC, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, California PC is determined to be a VIE and MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect California PC’s economic performance through its majority representation of California PC; therefore, California PC is consolidated by MYnd. On March 27, 2018, Arcadian entered into a management and administrative services agreement with Florida PA, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, Florida PA is determined to be a VIE and MYnd is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect Florida PA’s economic performance through its majority representation of Florida PA; therefore, Florida PA is consolidated by MYnd.

The Company holds a variable interest in the entities which contract with physicians and other health professionals in order to provide telepsychiatry services to Arcadian. The entities are considered variable interest entities since they do not have sufficient equity to finance their activities without additional financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of the entities and funds and absorbs all losses of the VIE.

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

Cash and Cash Equivalents

The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000.  At December 31, 2018 cash exceeds the federally insured limit by $1.3 million.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

Debt Instruments

Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the statement of operations as interest expense at each period end while such instruments are outstanding.

Fair Value of Financial Instruments

Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, ASC 825-10 Recognition and Measurement of Financial Assets and Financial Liabilities defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

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

The FASB has established a framework for measuring fair value using generally accepted accounting principles. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described as follows:

●	Level I inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets;

●	Level II inputs to the valuation methodology include:

●	Quoted prices for similar assets or liabilities in active markets;

●	Quoted prices for identical or similar assets or liabilities in inactive markets;

●	Inputs other than quoted prices that are observable for the asset or liability;

●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means;

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

Accounts Receivable, net

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection which as of December 31, 2018 and September 30, 2018 were $5,000 and $1,800, respectively.

Property and Equipment

Property and equipment, which are recorded at cost, consist of office furniture and equipment which are depreciated, over their estimated useful lives on a straight-line basis.  The useful lives of these assets are estimated to be between three and five years.  Depreciation expense on furniture and equipment for the three months ended December 31, 2018 and 2017 was $16,200 and $12,400, respectively. Accumulated depreciation at December 31, 2018 and September 30, 2018 was $165,400 and $149,000, respectively.

Intangible Assets

Costs for software developed for internal use are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. Capitalized costs for internal-use software are included in intangible assets in the unaudited condensed consolidated balance sheets. Capitalized software development costs are amortized over three years. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life.

On November 13, 2017, the Company acquired customer relationship and tradename intangibles in connection with the Arcadian acquisition which were recorded at fair value and are being amortized over an estimated useful life of four years on a straight-line basis.

Amortization for the three months ended December 31, 2018 and 2017 was $14,000 and $10,900, respectively. Accumulated amortization was $108,300 and $94,200 at December 31, 2018 and September 30, 2018 respectively.

The expected amortization of the intangible assets, as of December 31, 2018, for each of the next five years is as follows:

For the year ended September 30,	Intangible assets
2019 (for the remaining nine months)	$40,100
2020	29,400
2021	29,400
2022	3,500
Total	$102,400

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant under performance relative to expected historical or projected future results of operations. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually on September 30.

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

During the three months ended December 31, 2018, the Company did not record any Goodwill impairment.

Accrued Compensation

Accrued compensation consists of accrued vacation pay, accrued compensation granted by the Board but not paid, and accrued pay due to staff members.

Accrued compensation – related parties consists of accrued vacation pay, accrued bonuses granted by the Board but not paid for officers and directors.

Deferred Revenue

Deferred revenue represents cash collected in advance of services being rendered but not earned as of December 31, 2018 and September 30, 2018. This represents a philanthropic grant for the payment of PEER Reports ordered in a clinical trial for a member of the U.S. Military, a veteran or their family members, the cost of which is not covered by other sources. On August 1, 2017, the Company entered into a Research Study Funding Agreement with Horizon Healthcare Services, Inc. dba Horizon Blue Cross Blue Shield of New Jersey and its subsidiaries (collectively "Horizon") and Cota, Inc. ("Cota"). On February 6, 2018, Horizon prepaid for part of the study, $125,000 and the Company paid Cota $15,000 out of this payment for its services under the Study.

These deferred revenue grant funds total $156,900 and $159,700 as of December 31, 2018 and September 30, 2018, respectively.

Revenue Recognition

Neurometric services - gross service revenue is recorded in the accounting records at the time the services are provided on an accrual basis at the provider’s established rates, regardless of whether the provider expects to collect that amount. The Company reserves a provision for contractual adjustment and discounts that are deducted from gross service revenue. The Company reports revenues net of any sales, use and value added taxes.

Telepsychiatry services - The Company satisfies its performance obligation to stand ready to provide telepsychiatry services which occurs when the Company’s clients have access to the telepsychiatry service. The Company generally bills for the telepsychiatry services on a monthly basis with payment terms generally being 30 days. There are not significant differences between the timing of revenue recognition and billing. Consequently, the Company has determined that client contracts do not include a financing component. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service and this may include a variable transaction price as the number of members may vary from the initial billing. Based on historical experience, the Company estimates this amount which is recorded as a component of revenue.

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on October 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from providing healthcare services, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from providing neurometric and telepsychiatry services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

○	executed contracts with the Company’s customers that it believes are legally enforceable;

○	identification of performance obligations in the respective contract;

○	determination of the transaction price for each performance obligation in the respective contract;

○	allocation the transaction price to each performance obligation; and

○	recognition of revenue only when the Company satisfies each performance obligation.

Research and Development Expenses

The Company charges research and development expenses to operations as incurred.

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the three months ended December 31, 2018 and 2017 advertising expenses were $0 and $151,100, respectively.

Stock-Based Compensation

The Company accounts for employee stock options in accordance with ASC 718, Compensation-Stock Compensation. For stock options issued to employees and directors we use the Black-Scholes option valuation model for estimating fair value at the date of grant. For stock options issued for services rendered by non-employees, we recognize compensation expense in accordance with the requirements of ASC 505-50, Equity, as amended. Non-employee option grants that do not vest immediately upon grant are recorded as an expense over the vesting period. At the end of each financial reporting period prior to performance, the value of these options, as calculated using the Black-Scholes option valuation model, is determined, and compensation expense recognized or recovered during the period is adjusted accordingly. Since the fair market value of options granted to non-employees is subject to change in the future, the amount of the future compensation expense is subject to adjustment until the common stock options or warrants are fully vested.

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

Noncontrolling Interest

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and VIEs for which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests in the Company’s consolidated entities. The amount of net loss attributable to noncontrolling interests for the three months ended December 31, 2018 and 2017 was $326,900 and $0, respectively.

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

ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Payments” was issued by the Financial Accounting Standards Board (FASB) in August 2016. The purpose of this amendment is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2016-15 during our first quarter of fiscal year 2019, which had no impact on our consolidated financial statements, and will apply the new guidance in future periods.

ASU 2016-02, “Leases (Topic 842)” was issued by the FASB in February 2016. The guidance requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and should be applied using a modified retrospective approach. The guidance is effective for the Company on October 1, 2019. The Company will elect the prospective transition method with the effects of adoption recognized as a cumulative effect adjustment to the opening balance of retained earnings in the Company’s fiscal 2020 financial statements, with no restatement of comparative periods. The Company will also elect the package of three practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements and related disclosures. The Company expects to record right of use assets and lease liabilities, which may be material, on its consolidated balance sheet upon adoption of this standard and is still assessing the impact to its results of operations and cash flows.

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on October 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from providing healthcare services, and the Company has no significant post-delivery obligations, this new standard this new standard did not result in a change to revenue recognition on the Company’s accompanying condensed consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

3. REVENUE RECOGNITION

At the adoption of Topic 606, the cumulative effect of initially applying the new revenue standard is required to be presented as an adjustment to the opening balance of retained earnings. The Company determined there was no impact to opening retained earnings based on applying the new revenue standard.

The Company operates as one reportable segment, the healthcare delivery segment. The Company disaggregates revenue from contracts by service type and by payor. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The condensed consolidated statements of operations present disaggregated revenue by service type. The following table presents disaggregated revenue for the three months ended December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Neurometric services	$79,200	$53,300
Telepsychiatry services	307,900	68,700
Revenue	$387,100	$122,000

As of December 31, 2018, accounts receivable, net of allowance for doubtful accounts, was $120,000. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specific account information and other currently available evidence.

The Company receives payments from the following sources for services rendered: (i) commercial insurers; (ii) the federal government under the Medicare program administered by CMS; (iii) state governments under the Medicaid and other programs; (iv) other third party payors (e.g., hospitals); and (v) individual patients and clients. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

The Company derives a significant portion of its revenue from Medicare, Medicaid and other payors that receive discounts from established billing rates. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex, subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided and cost settlement provisions. Management estimates the transaction price on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursements are often subject to interpretation that could result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions.

Under the new revenue standard, the Company has elected to apply the following practical expedients and optional exemptions:

●	Recognize incremental costs of obtaining a contract with amortization periods of one year or less as expense when incurred. These costs are recorded within general and administrative expenses.

●	Recognize revenue in the amount of consideration to which the Company has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s services completed to date.

●	Exemptions from disclosing the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized in the amount of consideration to which the Company has a right to invoice for services performed, and (iii) contracts for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

●	Use a portfolio approach for the fee-for-service (FFS) revenue stream to group contracts with similar characteristics and analyze historical cash collections trends.

●	No adjustment is made for the effects of a significant financing component as the period between the time of service and time of payment is typically one year or less.

 Contract Assets

Typically, revenues and receivables are recognized once the Company has satisfied its performance obligation. Accordingly, the Company’s contract assets are comprised of accounts receivable. Generally, the Company does not have material amounts of other contract assets.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. The Company’s contract liability balance was $156,900 and $159,700 as of December 31, 2018 and September 30, 2018 and is presented within the “Deferred Revenue” line item of the condensed consolidated balance sheets. $2,800 of the amounts recorded as of September 30, 2018 was recognized as revenue for the three months ended December 31, 2018. The Company has elected the optional exemption to not disclose the remaining performance obligations of its contracts since substantially all of its contracts have a duration of one year or less.

4.     ACCOUNTS RECEIVABLE

Accounts receivable, net, is as follows:

	December 31,	September 30,
	2018	2018
Accounts receivable	$125,000	$65,100
Allowance for doubtful accounts	(5,000)	(1,800)
Accounts receivable, net	$120,000	$63,300

5.     LONG - TERM BORROWINGS AND OTHER NOTES PAYABLE

Debt assumed from Arcadian

As a result of the acquisition of Arcadian, the Company guaranteed Arcadian’s then outstanding debt obligations totaling $700,000 owed to Ben Franklin Technology Partners of Southeastern Pennsylvania (“BFTP”). The maturity date for the debt is September 30, 2021 and interest accrues at an 8% annual rate.  Unpaid interest was $115,800 as of December 31, 2018. The Company recorded the debt at its fair value and recorded a discount of $102,900 as of December 31, 2018 attributable to the difference between the market interest rate and the stated interest rate on the debt. Interest expense related to the accretion of debt discount for the three months ended December 31, 2018 and 2017 was $9,400 and $4,700, respectively.

A balloon payment of $700,000 plus interest will be made on the scheduled maturity date of September 30, 2021.

The changes in carrying amounts of the debt acquired through acquisition for the three months ended December 31, 2018 were as follows:

Beginning balance (September 30, 2018)	$587,700
Accretion of debt discount	9,400
Ending balance (December 31, 2018)	$597,100

6.     ACQUISITION

On November 13, 2017, the Company acquired Arcadian. The Company accounted for the acquisition of Arcadian using the acquisition method of accounting for business combinations under ASC 805, Business Combinations. The total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

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

The purchase price, including the value of the indebtedness and payables of Arcadian, is $1,339,600 based upon a deemed acquisition of all of the assets and liabilities of Arcadian, including the equity interests in Arcadian. The aggregate purchase price consists of (i) initial investment in Arcadian of $195,900 (ii) $317,000 of forgiveness of a note receivable with the primary member of Arcadian (iii) assumption by Arcadian of subordinated debt (“Arcadian Note”) with a fair value of $555,000, plus accrued interest of $96,700 (iv) $175,000 payment for the redemption and cancellation of two warrants to purchase equity interests in Arcadian Services. The Arcadian Note bears interest at an annual rate of 8% and matures on September 30, 2021.

Unaudited Pro Forma Financial Information

The following unaudited pro forma statement of operations data presents the combined results of operations for the three months ended December 31, 2017 as if the acquisition of Arcadian had taken place on October 1, 2017. The unaudited pro forma financial information includes the effects of certain adjustments, including the amortization of acquired intangibles and the associated tax effect and the elimination of the Company’s and the acquiree’s non-recurring acquisition related expenses.

The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisitions been consummated at October 1, 2017 nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

Pro Forma	For Three Months Ended December 31,
2017
Revenues	$267,200
Net income (loss)	(2,949,100)
Basic and diluted loss per share:	$(0.68)

Outstanding at weighted average shares outstanding	4,332,927

7.     STOCKHOLDERS’ EQUITY

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

As of December 31, 2018, the Company has issued purchase notices to Aspire Capital under the First Purchase Agreement to purchase an aggregate of 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million. The issuance of shares of common stock that were issued from time to time to Aspire Capital under the First Purchase Agreement were exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

The Second Purchase Agreement with Aspire Capital

On May 15, 2018, the Company terminated the First Purchase Agreement, and entered into a second common stock purchase agreement (the “Second Purchase Agreement”) with Aspire Capital under substantially the same terms, conditions and limitations as the First Purchase Agreement which are: Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s Common Stock over the 30-month term of the Second Purchase Agreement. Concurrently with entering into the Second Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), pursuant to which the Company maintains an effective registration statement registering the sale of the shares of Common Stock that have and may be issued to Aspire under the Second Purchase Agreement. Under the Second Purchase Agreement, on any trading day selected by the Company on which the closing sale price of its Common Stock is equal to or greater than $0.50 per share, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 50,000 shares of Common Stock per business day, up to $10.0 million of the Company’s common stock in the aggregate at a per share purchase price equal to the lesser of:

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

As of December 31, 2018, the Company has issued purchase notices to Aspire Capital under the Second Purchase Agreement to purchase an aggregate of 884,671 shares of common stock, resulting in gross cash proceeds of approximately $1.9 million. The issuance of shares of common stock that were issued from time to time to Aspire Capital under the Second Purchase Agreement were exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

The First Purchase Agreement was terminated and replaced by the Second Purchase Agreement defined below on May 15, 2018.

Shareholder Approval for Removal of Exchange Cap

The Second Purchase Agreement previously restricted the amount of shares that may be sold to Aspire Capital thereunder to 1,134,671 shares of Common Stock (the “Exchange Cap”). On November 26, 2018, the Company received shareholder approval to remove the Exchange Cap in compliance with the applicable listing rules of the Nasdaq Stock Market.  Pursuant to Nasdaq Listing Rule 5635(d), shareholder approval is required prior to the issuance of securities in connection with a transaction other than a public offering involving the sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock outstanding before the issuance for less than the greater of book or market value of the stock.  Following receipt of shareholder approval, the Company may issue an additional $8.1 million, up to an aggregate of $10 million, of common stock to Aspire Capital under the Second Purchase Agreement.

Common and Preferred Stock

As of December 31, 2018, the Company is authorized to issue 265,000,000 shares of stock of which 250,000,000 are common stock, and 15,000,000 shares were preferred shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board is expressly authorized to issue without stockholder approval, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

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

Stock-Option Plans

2006 Stock Incentive Plan

On August 3, 2006, CNS Response, Inc. adopted the CNS 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provided for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the Board. A total of 3,339 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of December 31, 2018, zero options were exercised and there were 1,445 option shares outstanding under the amended 2006 Plan. The outstanding options have exercise prices to purchase shares of common stock ranging from $2,400 to $3,300 per share.

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

At the Special Meeting of Stockholders of the Company, held on November 26, 2018, the holders of the Company’s common and preferred stock voted to (i) amend the 2012 Plan to eliminate the annual individual award limits under the 2012 Plan and (ii) amend 2012 Plan to increase: (a) the total number of shares of common stock, par value $0.001 per share (“Common Stock”), available for grant under the 2012 Plan (subject to the overall limits described in clause (b) below) from 1,500,000 shares to an aggregate of 2,250,000 shares and (b) the aggregate limitation on authorized shares available for grant under the 2012 Plan, following any increases pursuant to the evergreen provision (the “Evergreen Provision”), from 2,200,000 shares to 2,950,000 shares.

Amendment to Chief Executive Officer’s Agreement

On April 19, 2018, the Company and George C. Carpenter, IV, the former CEO of the Company, entered into an amendment to his Employment Agreement, dated as of September 7, 2007 (the “CEO Amendment"), pursuant to which Mr. Carpenter's annual salary was reduced from $270,000 to $206,250. This change is retroactive to April 13, 2018. Further, pursuant to the CEO Amendment, Mr. Carpenter was granted 34,380 restricted shares of common stock under the 2012 Plan. The shares granted under the CEO Amendment will vest quarterly. If the employee’s relationship with the Company is terminated, the above grant will be prorated. On or before December 31, 2018, the parties will review this modification to determine if the above salary reduction adjustment will be renewed. As of December 31, 2018, the parties have not amended the modification.

Appointment of Chief Innovation Officer; Amendment to Former CEO Employment Agreement

As of December 12, 2018, George C. Carpenter, IV no longer served in the position of Chief Executive Officer and became, in addition to President, the Chief Innovation Officer of the Company. In connection therewith, on December 12, 2018, the Company and Mr. Carpenter entered into an amendment to his Employment Agreement, dated as of September 7, 2007 (the “Carpenter Amendment”), pursuant to which Mr. Carpenter was given the title of President and Chief Innovation Officer of the Company. Pursuant to the Carpenter Amendment, Mr. Carpenter received an option to purchase 50,000 shares of common stock of the Company, with such option vesting over a twelve-month period.

Appointment of Patrick Herguth as CEO; Herguth Employment Agreement

Effective December 12, 2018, the Company appointed Patrick Herguth to the position of Chief Executive Officer.

In connection with Mr. Herguth’s appointment to the position of Chief Executive Officer, the Company entered into an employment agreement with Mr. Herguth, dated as of December 12, 2018 (the “Herguth Employment Agreement”). Pursuant to the Herguth Employment Agreement, Mr. Herguth will serve as the Company’s Chief Executive Officer and will receive a base annual compensation of $325,000, subject to periodic increases. For fiscal year 2019, Mr. Herguth is eligible to receive a performance bonus in a target amount of $340,000, with payment of such bonuses subject to achievement of certain performance goals set forth in the Herguth Employment Agreement. The employment agreement also provides that Mr. Herguth will receive an option to purchase up to 200,000 shares of the Company’s common stock, subject to the time-based vesting schedule and up to 200,000 shares of the Company’s common stock subject to a performance-based vesting schedule, both as specified in the Herguth Employment Agreement, with options to purchase 50,000 of such shares vesting on the date of the Herguth Employment Agreement. The time-based options will be subject to vesting upon a change of control of the Company.

Election of Patrick Herguth to the Board of Directors

Effective December 12, 2018, the Board increased the number of directors on the Board by one and elected Mr. Herguth to the Board to serve as a director of the Company to fill the vacancy created by such increase. Mr. Herguth has not been appointed to any committee of the Board.

Stock-based Compensation and Expenses

As of December 31, 2018, options to purchase 1,421,000 shares of Common Stock were outstanding under the 2012 Plan with exercise prices ranging from $1.20 to $600.00 per share, with a weighted average exercise price of $3.06 per share. Additionally, 550,564 restricted shares of Common Stock have been granted under the 2012 Plan, leaving 978,436 shares of Common Stock available to be awarded under the 2012 Plan.

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying unaudited condensed consolidated statements of operations for the three months ended December 31, 2018 and 2017 is as follows:

	Three months ended December 31,
	2018		2017

	Stock-based compensation expense non-Restricted Shares	Stock-based compensation expense Restricted Shares	Stock-based compensation expense non-Restricted Shares	Stock-based compensation expense Restricted Shares
Research	$—	$—	$—	$—
Product development	15,100	9,000	100	—
Sales and marketing	10,300	—	100	—
General and administrative	266,000	216,900	117,200	219,200
Total	$291,400	$225,900	$117,400	$219,200

 Total unrecognized stock compensation expense as of December 31, 2018 amounted to $443,523.

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	Three Months Ended December 31,
	2018		2017

Type of Award:	Unrecognized Expense, net of estimated forfeitures	Weighted average Recognition Period (in years)	Unrecognized Expense, net of estimated forfeitures	Weighted average Recognition Period (in years)
Stock Options	$411,647	1.67	$963,200	8.82
Restricted Stock	31,876	0.50	209,800	0.74
Total	$443,523	1.57	$1,173,000	7.86

* All unrestricted stock options are based on milestones so there is no weighted average recognition period.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2018	803,937	$10.13	8.75	$7,500
Granted	839,758	1.33		—
Exercised	—	—		—
Forfeited or expired	(21,250)	1.52
Outstanding at December 31, 2018	1,622,445	$5.68	9.12	$—

There are 763,859 options vested and 858,586 unvested as of December 31, 2018; there are 531,604 options vested and 272,333 options unvested as of September 30, 2018;

Following is a summary of the restricted stock activity for the three months ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2018	406,564	$4.09
Granted	144,000	1.38
Forfeited	—	—
Outstanding at December 31, 2018	550,564	$3.38

There are 524,374 shares of restricted stock vested and 26,190 unvested as of December 31, 2018; there are 351,522 shares of restricted stock vested and 55,042 unvested as of September 30, 2018;

The range of Black-Scholes option-pricing model assumption inputs for all the valuation dates are in the table below:

	Three Months Ended December 31, 2018
	Low	High
Annual dividend yield	—%	—%
Expected life (years)	3.0	5.0
Risk-free interest rate	2.51%	2.90%
Expected volatility	183.86%	200.47%

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

The warrant activity for the three months ended December 31, 2018, are described as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2018	6,075,874	$4.53
Expired/ Forfeited	(105)	55.00
Outstanding at December 31, 2018	6,075,769	$4.53

Following is a summary of the status of warrants outstanding at December 31, 2018:

Exercise Price	Number of Shares		Expiration Date	Weighted Average Exercise Price
$2.00	459,458	(1)	09 /2023	$2.00
2.34	1,050,000	(2)	03 /2023	2.34
5.25	2,539,061	(3)	07 /2022	5.25
5.25	1,675,000	(4)	07 /2022	5.25
5.25	213,800	(5)	07 /2022	5.25
6.04	134,000	(6)	07 /2022	6.04
10.00	4,000		06 /2021	10.00
$55.00	450		09/2018 – 03/2019	55.00
Total	6,075,769			$4.53

(1)	On September 21, 2018, the Company entered into definitive agreements with George C. Carpenter IV, President and former Chief Executive Officer, Robin L. Smith, Chairman, as well as John Pappajohn, and Peter Unanue, each a director of the Company, and entities affiliated with Michal Votruba, a member of the Board of Directors of MYnd Analytics and Director of Life Sciences for the European-based RSJ-Gradus fund, relating to a private placement of an aggregate of 459,458 units for $1.85 per unit, with each unit consisting of one share of Common Stock and one Common Stock Purchase Warrant to purchase one share of Common Stock for $2.00 per share. The closing price per share of the Common Stock on the Nasdaq Stock Market on September 20, 2018 was $1.72 per share.

(2)	On March 29, 2018, the Company sold an aggregate of 1,050,000 units for $2.00 per Unit each consisting of one share of newly-designated Series A Preferred Stock, and one warrant in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million. The private placement closed on March 29, 2018. The closing price per share of the Common Stock on the Nasdaq Stock Market on March 29, 2018 was $1.19 per share.

(3)	On July 13, 2017, the Company declared a special dividend of warrants to purchase shares of the Company’s common stock to record holders of Common Stock as of such date. Warrants to purchase 2,539,061 shares of Common Stock were distributed pro rata to all holders of common stock on the record date. These warrants are exercisable (in accordance with their terms) to purchase one share of common stock, at an exercise price of $5.25 per share. The warrants will become exercisable commencing not less than 12 months following their July 27, 2017 distribution date and will expire five years from the date of issuance.

(4)	On July 19, 2017, the Company issued 1,675,000 shares of Common Stock and accompanying Warrants to purchase up to 1,675,000 shares of Common Stock in connection with an underwritten public offering.

(5)	On August 23, 2017, the Company issued warrants to purchase 213,800 shares of common stock to underwriters as part of the exercise of the overallotment option attributed to the July 2017 underwritten public offering.

(6)	As part of the underwritten public offering on July 19, 2017, the Company issued warrants to purchase 134,000 shares of common stock to the underwriters as part of the services performed by them in connection with the underwritten public offering.

8.     RELATED PARTY TRANSACTIONS

DCA Agreement

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates (“DCA”), an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. Effective August 2015, DCA was engaged at a fee of $10,000 per month. From August 2015 through February 2017, DCA has been paid $170,000. The DCA contract was renewed at $3,000 a month effective March 1, 2017.  On May 1, 2018, the Company amended the agreement with DCA to reduce the monthly fee to $2,000 a month. The amendment provides for a term of one year with a 30 day termination clause. The Company incurred fees of $6,000 and $9,000 for the three months ended December 31, 2018 and 2017, respectively.

Hooper Holmes Agreement

In 2016, we entered into an agreement with Hooper Holmes Inc, for which Dr. Smith, our Chairman of the Board, became an advisory member of its board as of March 16, 2017, and in which Mr. Pappajohn, our director, has participated in equity raises to become the beneficial owner of a greater than 10% interest. Hooper Holmes performs EEGs nationwide to patients who wish to obtain a PEER report. The Company paid $2,600 and $36,400 for these services during the three months ended December 31, 2018 and 2017, respectively.

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

9.     LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders less the current period preferred stock dividend by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock

 A summary of the net income (loss) and shares used to compute net income (loss) per share for the three months ended December 31, 2018 and 2017 is as follows:

	Three Months Ended
	December 31,
	2018	2017
Net loss for computation of basic and diluted net loss per share:
Net Loss attributable to MYnd Analytics, Inc.	$(2,377,500)	$(2,769,300)
Preferred stock dividends	(24,600)	—
	$(2,402,100)	$(2,769,300)

Basic and diluted net loss per share:
Basic and diluted net loss per share	$(0.32)	$(0.64)
Basic and diluted weighted average shares outstanding	7,542,663	4,332,927

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Warrants	6,075,769	4,567,672
Restricted common stock	550,564	254,333
Options	1,622,445	559,617
Total	8,248,778	5,381,622

10. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

The Company is not currently party to any legal proceedings, the adverse outcome of which, in the Company’s management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position.

Lease Commitments

The Company has entered into operating lease agreements for its office locations in California, Virginia and Pennsylvania which expire at various times through September 30, 2020. Minimum future lease payments under these leases are as follows:

	Payments due by period
Contractual Obligations	Total	2019	2020
Operating Lease Obligations	$216,600	$169,100	$47,500
Total	$216,600	$169,100	$47,500

11. SUBSEQUENT EVENTS

Merger Agreement

On January 4, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, the Company’s wholly owned subsidiary, Athena Merger Subsidiary, Inc., a Delaware corporation (“Merger Sub”), and Emmaus Life Sciences, Inc., a Delaware corporation (“Emmaus”). Under the terms of the Merger Agreement, pending stockholder approval of the transaction, Merger Sub will merge with and into Emmaus with Emmaus surviving the merger and becoming a wholly-owned subsidiary of MYnd (the “Merger”). Subject to the terms of the Merger Agreement, at the effective time of the Merger, Emmaus stockholders will receive a number of newly issued shares of MYnd common stock determined using the exchange ratio described below in exchange for their shares of Emmaus stock. Following the Merger, stockholders of Emmaus will become the majority owners of MYnd.

The exchange ratio will be determined prior to closing and will cause the MYnd securityholders (including holders of options and warrants) prior to the effective time to collectively own 5.9% of the combined company on a fully diluted basis and Emmaus securityholders (including holders of options, warrants and convertible notes) prior to the effective time to collectively own 94.1% of the combined company on a fully diluted basis. The exchange ratio will reflect any dilution that may result from securities sold by MYnd or Emmaus prior to the closing of the Merger and any changes to the number of outstanding convertible securities of each company. The Merger Agreement provides that if Emmaus converts certain debt obligations into equity within six months of the completion of the Merger, Emmaus will issue additional shares (equal to 5.9% of the shares issued in connection with the debt conversion to third parties) to an existing subsidiary of MYnd which is expected to be spun-off to stockholders of MYnd prior to the effective time of the merger, as described below.

The combined company, led by Emmaus’ management team, is expected to be named “Emmaus Life Sciences, Inc.” Prior to the closing of the Merger, MYnd will seek shareholder approval to conduct a reverse split of its outstanding shares if necessary to satisfy listing requirements of the Nasdaq Capital Market (the “NasdaqCM”). The combined company is expected to trade on the NasdaqCM under a new ticker symbol. At the closing, the combined company’s board of directors is expected to consist of one member from MYnd and up to six members from Emmaus. The Merger has been unanimously approved by the Board of Directors of each company. The transaction is expected to close in the first half of 2019, subject to approvals by the stockholders of MYnd and Emmaus, and other closing conditions, including but not limited to the approval of the continued listing of the combined company’s common stock on the NasdaqCM, conversion of MYnd’s preferred stock into common stock, satisfaction of certain cash and debt conversion conditions and consummation of the MYnd spin-off described below.

The parties to the Merger Agreement have made representations and warranties to each other as of specific dates for the purpose of allocating risk and not for the purpose of establishing facts. Accordingly, the representations and warranties should not be relied on as characterizations of the actual state of facts.

The Merger Agreement contains certain termination rights for each of MYnd and Emmaus, and further provides that, upon certain terminations of the Merger Agreement, MYnd may be required to pay Emmaus a termination fee of $750,000 and Emmaus may be required to pay MYnd a termination fee of $750,000; provided that if the termination results from the failure to obtain the approval of the continued listing of the combined company’s common stock on the NasdaqCM, this fee payable by Emmaus will be $1,600,000. In connection with the termination of the Merger Agreement upon certain circumstances, either party also may be required to pay the other party’s third party expenses up to $600,000. The termination of the Merger Agreement will not relieve any party thereto from any liability or damages resulting from or arising out of any fraud or willful or intentional breach of any representation, warranty, covenant, obligation or other provision contained in the Merger Agreement.

Spin-Off

Prior to the closing of the Merger, the Company currently intends, subject to obtaining any required regulatory approvals and the completion of certain tax analyses, to transfer all of its businesses, assets and liabilities not assumed by Emmaus to our existing wholly-owned subsidiary, MYnd Analytics, Inc., a California corporation (“MYnd California”), pursuant to the terms of a Separation Agreement (the “Separation Agreement”) entered into on January 4, 2019 by the Company and MYnd California. The Company intends to distribute all shares of MYnd California held by it to the Company’s stockholders of record as of a future record date to be determined for said distribution. The Separation Agreement includes the terms of the proposed spin-off and the distribution to the Company’s stockholders and includes representations and warranties, covenants and conditions, which will impact the terms of the proposed spin-off and distribution. The proposed spin-off will be subject to conditions and regulatory approvals not entirely under the control of MYnd and the terms of the proposed spin-off, if and when completed, are subject to change.

Aspire Line

Subsequent to December 31, 2018, the Company issued purchase notices to Aspire Capital to purchase 815,429 shares of common stock, at a weighted average per share price of $1.40, resulting in gross cash proceeds of approximately $1.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three months ended December 31, 2018 and 2017, and our Annual Report on Form 10-K for the year ended September 30, 2018, filed with the U.S. Securities and Exchange Commission on December 11, 2018.

Forward-Looking Statements

This discussion summarizes the significant factors affecting the unaudited condensed consolidated operating results, financial condition and liquidity and cash flows of MYnd Analytics, Inc. (“we,” “us,” “our,” or the “Company”) for the three month periods ended December 31, 2018 and 2017. Except for historical information, the matters discussed in this management’s discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

●	our need for immediate additional funding to support our operations and capital expenditures;

●	our ability to successfully maintain listing of our shares of common stock on the Nasdaq Capital Market, particularly given our failure as reported in this filing to satisfy the continued listing requirement for stockholder equity;

●	our history of operating losses;

●	our inability to gain widespread acceptance of our PEER Reports;

●	our inability to prevail in convincing the United States Food and Drug Administration (the “FDA”), that our rEEG or PEER Online service does not constitute a medical device and should, therefore, not be subject to regulations;

●	the possible imposition of fines or penalties by the FDA for alleged violations of its rules and regulations;

●	our subsidiary in telebehavioral health may be harmed by evolving governmental regulation;

●	our subsidiary’s business model requires us to work with affiliated professional entities not owned by the Company;

●	our subsidiary may require an expanded and maintained network of certified professionals;

●	our business may be subject to additional regulations in the future that could increase our compliance costs;

●	our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectations of analysts or investors;

●	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

●	any negative or unfavorable media coverage;

●	our inability to generate and commercialize additional products and services;

●	our inability to comply with the substantial and evolving regulation by state and federal authorities, which could hinder, delay or prevent us from commercializing our products and services;

●	our inability to successfully compete against existing and future competitors;

●	delays or failure in clinical trials;

●	any losses we may incur as a result of litigation;

●	our inability to manage and maintain the growth of our business;

●	our inability to protect our intellectual property rights;

●	employee relations;

●	possible security breaches;

●	possible medical liability claims;

●	our ability to sell common stock to Aspire Capital under our current common stock purchase agreement;

●	possible personal injury claims in the future; and

●	our limited trading volume.

Additional risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found and in our Annual Report on Form 10-K for the year ended September 30, 2018 under the headings “Risk Factors” and “Business,” as updated in this Quarterly Report on Form 10-Q.

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

Recent Developments

Merger Agreement

On January 4, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, our wholly owned subsidiary, Athena Merger Subsidiary, Inc., a Delaware corporation (“Merger Sub”), and Emmaus Life Sciences, Inc., a Delaware corporation (“Emmaus”). Under the terms of the Merger Agreement, pending stockholder approval of the transaction, Merger Sub will merge with and into Emmaus with Emmaus surviving the merger and becoming a wholly-owned subsidiary of us (the “Merger”). Subject to the terms of the Merger Agreement, at the effective time of the Merger, Emmaus stockholders will receive a number of newly issued shares of our common stock determined using the exchange ratio described below in exchange for their shares of Emmaus stock. Following the Merger, stockholders of Emmaus will become the our majority owners.

The exchange ratio will be determined prior to closing and will cause our securityholders (including holders of options and warrants) prior to the effective time to collectively own 5.9% of the combined company on a fully diluted basis and Emmaus securityholders (including holders of options, warrants and convertible notes) prior to the effective time to collectively own 94.1% of the combined company on a fully diluted basis. The exchange ratio will reflect any dilution that may result from securities sold by us or Emmaus prior to the closing of the Merger and any changes to the number of outstanding convertible securities of each company. The Merger Agreement provides that if Emmaus converts certain debt obligations into equity within six months of the completion of the Merger, Emmaus will issue additional shares (equal to 5.9% of the shares issued in connection with the debt conversion to third parties) to an existing subsidiary of us which is expected to be spun-off to our stockholders of prior to the effective time of the merger, as described below.

The combined company, led by Emmaus’ management team, is expected to be named “Emmaus Life Sciences, Inc.” Prior to the closing of the Merger, MYnd will seek shareholder approval to conduct a reverse split of its outstanding shares if necessary to satisfy listing requirements of the Nasdaq Capital Market (the “NasdaqCM”). The combined company is expected to trade on the NasdaqCM under a new ticker symbol. At the closing, the combined company’s board of directors is expected to consist of one member from us and up to six members from Emmaus. The Merger has been unanimously approved by the Board of Directors of each company. The transaction is expected to close in the first half of 2019, subject to approvals by the stockholders of us and Emmaus, and other closing conditions, including but not limited to the approval of the continued listing of the combined company’s common stock on the NasdaqCM, conversion of MYnd’s preferred stock into common stock, satisfaction of certain cash and debt conversion conditions and consummation of the MYnd spin-off described below.

Spin-Off

Prior to the closing of the Merger, we intend, subject to obtaining any required regulatory approvals and the completion of certain tax analyses, to transfer all of our businesses, assets and liabilities not assumed by Emmaus to our existing wholly-owned subsidiary, MYnd Analytics, Inc., a California corporation (“MYnd California”), pursuant to the terms of a Separation Agreement (the “Separation Agreement”) entered into on January 4, 2019 by us and MYnd California. We intend to distribute all shares of MYnd California held by us to our stockholders of record as of a future record date to be determined for said distribution.

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

The Company’s recurring net losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. During the three months ended December 31, 2018, the Company incurred a net loss of $2.7 million and used $1.7 million of net cash in operating activities. As of December 31, 2018, the Company’s accumulated deficit was $87.6 million. In connection with these consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due for the next twelve months from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities.

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

Nasdaq Listing Requirements

As of December 31, 2018, our stockholders’ equity is approximately $1.1 million.  The minimum stockholders' equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market is $2.5 million. While we have not yet received a notice from Nasdaq that we are not compliant with the minimum stockholders' equity requirement under Nasdaq Listing Rule 5550(b)(1), we expect that we will. We intend to take the measures that may be necessary to regain compliance. No assurances can be given that we will be successful or that Nasdaq will not delist our securities.

Financial Operations Overview

Revenues

Our neurometric services revenues are derived from the sales of PEER Reports and services of Electroencephalographs (EEG) and Quantitative Electroencephalographs (qEEG). Physicians and Customers are generally billed upon delivery of a PEER Report. The customer’s insurance is billed for EEG and qEEG services. The Company also derives revenue from its subsidiary Arcadian who manages the delivery of telepsychiatry and telebehavioral health services which are delivered directly to patients.

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

Our significant accounting policies are described in Note 2 to our condensed Consolidated Financial Statements included elsewhere in this report. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on October 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from providing healthcare services, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from providing neurometric and telepsychiatry services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

○         executed contracts with the Company’s customers that it believes are legally enforceable;

○         identification of performance obligations in the respective contract;

○         determination of the transaction price for each performance obligation in the respective contract;

○         allocation the transaction price to each performance obligation; and

○         recognition of revenue only when the Company satisfies each performance obligation.

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

Derivative accounting for convertible debt and warrants

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2018, the Company had no financial instruments that contain embedded derivative features.

Results of Operations for Three Months Ended December 31, 2018 and 2017

MYnd Analytics is focused on research and the commercialization of its PEER Reports through its Neurometric Services, as well as providing telehealth service through scheduling and videoconferencing which is accessed through a secure portal.

The following table presents consolidated statement of operations data for each of the periods:

Revenues

	Three months ended
	December 31,		Change
	2018	2017
Neurometric services	$79,200	$53,300	$25,900
Telepsychiatry services	307,900	68,700	239,200
Total Revenues	$387,100	$122,000	$265,100

The increase was primarily due to increased sales of PEER, reports, as well as sales generated from Arcadian during the three months ended December 31, 2018.

Cost of Revenues

	Three months ended December 31,		Change
	2018	2017
Neurometric services	$6,400	$49,100	$(42,700)
Telepsychiatry services	218,700	35,900	182,800
Cost of Revenues	$225,100	$84,900	$140,200

Cost of revenues increased during the three months ended December 31, 2018, primarily due to increased telepsychiatry service and labor cost to service our increased revenue.

Research expenses

	Three months ended December 31,		Change
	2018	2017
Services Research	$80,800	$81,500	$(700)

Research expenses consist of consulting fees, travel expenses, conference fees, and other miscellaneous costs listed as following:

		Three months ended December 31,		Change
		2018	2017
(1)	Consulting fees	78,500	79,000	(500)
(2)	Other miscellaneous costs	2,300	2,500	(200)
	Total Research Expenses	$80,800	$81,500	$(700)

(1)	Consulting costs for the three months ended December 31, 2018 and 2017 were relatively unchanged.

(2)	Other miscellaneous costs for the three months ended December 31, 2018 and 2017 were relatively unchanged.

Product Development

	Three months ended December 31,		Change
	2018	2017
Product Development Expenses	$237,000	$269,200	$(32,200)

Product development expenses consist of payroll costs, (including stock-based compensation), consulting fees, system development costs, conference fee, travel expenses, and miscellaneous costs which were as follows:

		Three months ended December 31,		Change
		2018	2017
(1)	Salaries and benefit costs	$142,500	$124,400	$18,100
(2)	Consulting fees	51,600	72,500	(20,900)
(3)	System development costs	35,100	36,000	(900)
(4)	Conference & travel	1,400	10,900	(9,500)
(5)	Other miscellaneous costs	6,400	25,400	(19,000)
	Total Product Development	$237,000	$269,200	$(32,200)

(1)	Salaries and benefits increased by $18,100 for the three months ended December 31, 2018, primarily due to increased stock-based compensation recognized during the three months of 2018;

(2)	Consulting fees decreased by $20,900 for the three months ended December 31, 2018, primarily due to services in relation to the upgrade of the Company’s cloud based sales platform and for a data science project to improve the Company’s algorithms for the production of an enhanced PEER report during the three months ended December 31, 2017.

(3)	System development and maintenance costs for the three months ended December 31, 2018 and 2017 were relatively unchanged.

(4)	Conference and travel costs decreased by $9,500 during the three months December 31, 2018; and

(5)	Other miscellaneous costs decreased by $19,000 for the three months ended December 31, 2018, primarily due to decreased computer services and dues subscriptions during the three months of 2018;

Sales and marketing

	Three months ended December 31,		Change
	2018	2017
Sales and Marketing Expenses	$151,900	$667,200	$(515,300)

Sales and marketing expenses consist of payroll and benefit costs, (including stock-based compensation), advertising and marketing expenses, consulting fees, and miscellaneous expenses.

		Three months ended December 31,
		2018	2017	Change
(1)	Salaries and benefit costs	$91,400	$247,100	$(155,700)
(2)	Consulting fees	26,900	174,900	(148,000)
(3)	Advertising and marketing costs	—	151,100	(151,100)
(4)	Conferences and travel costs	3,500	25,600	(22,100)
(5)	Other miscellaneous costs	30,100	68,500	(38,400)
	Total Sales and marketing expenses	$151,900	$667,200	$(515,300)

(1)	Salaries and benefits for the three months ended December 31, 2018 decreased by $155,700 from the 2017 period; primarily due to decreased salaries and commission of marketing and sales staff, offset by increased stock-based compensation;

(2)	Consulting fees for the three months ended December 31, 2018 decreased by $148,000, primarily due to the decrease in the number of marketing consultants;

(3)	Advertising and marketing expenses for the three months ended December 31, 2018 decreased by $151,100 primarily due to decreased social media advertising;

(4)	Conference and travel expenditures for the three months ended December 31, 2018 decreased by $22,100, primarily due to decreased travel expense for the sales staff; and

(5)	Miscellaneous expenditures for the three months ended December 31, 2018 decreased by $38,400, primarily due to decreased rent and office expenses.

General and administrative

	Three months ended December 31,
	2018	2017	Change
General and administrative expenses	$2,373,800	$1,774,800	$599,000

General and administrative expenses consist of payroll and benefit costs, (including stock based compensation), legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference fees, and travel expenses.

		Three months ended December 31,
		2018	2017	Change
(1)	Salaries and benefit costs	$976,700	$702,800	$273,900
(2)	Transaction fees	—	438,600	(438,600)
(2)	Consulting fees	393,200	198,100	195,100
(3)	Legal fees	441,400	34,600	406,800
(4)	Other professional fees	98,700	121,100	(22,400)
(5)	Patent costs	1,400	9,500	(8,100)
(6)	Marketing and investor relations costs	86,000	72,500	13,500
(7)	Conference and travel costs	27,400	56,700	(29,300)
(8)	Dues & subscriptions fees	56,400	45,300	11,100
(9)	Computer & web services	48,300	—	48,300
(10)	General admin and occupancy costs	244,300	95,600	148,700
	Total General and administrative costs	$2,373,800	$1,774,800	$599,000

(1)	Salaries and benefit expenses increased by $273,900 for the three months ended December 31, 2018 period. This increase was primarily due to increased stock–based compensation of $146,000; increased telepsychiatry management and staff cost due to acquisition of Arcadian on November 13, 2017;

(2)	Consulting fees increased by $195,100 for the three months ended December 31, 2018 period, primarily related to increased operational and consulting fees, as well as increased recruitment fees;

(3)	Legal fees increased by $406,800 for the three months ended December 31, 2018 period, primarily due to additional legal fees related to the negotiation and execution of the merger agreement and other financing activities;

(4)	Other professional fees decreased by $22,400 for the three months ended December 31, 2018 period, primarily due to decreased audit fees because of the acquisition of Arcadian in fiscal 2018;

(5)	Patent costs decreased by $8,100 primarily due to less volume of patent and trademark applications and maintenance costs;

(6)	Marketing and investor relations costs increased by $13,500 for the three months ended December 31, 2018 as we engaged public relations firms to enhance the Company’s presence in the media;

(7)	Conference and travel costs decreased by $29,300 for the three months ended December 31, 2018, primarily due to less conferences attended and less travel made during the period;

(8)	Dues and subscription costs increased by $11,100 for the three months ended December 31, 2018, primarily due to additional licenses for our Salesforce platform;

(9)	Computer and web services increased by $48,300 for the three months ended December 31, 2018, primarily due to CTO services related to our telepsychiatry business and cloud hosting fees; and

(10)	General administrative and occupancy costs increased by $148,700 for the three months ended December 31, 2018 period. The increase was primarily due to an increase in Delaware franchise tax in the amount of $44,000, and increased depreciation of fixed assets and amortization of intangible asset purchased.

Other income (expense)

	Three months ended December 31,		Change
	2018	2017
Interest expense	$(22,900)	$(13,700)	$(9,200)

•	Interest expense for the three months ended December 31, 2018 was $22,900 compared to $13,700 for the three months of December 31, 2017, the increase was due to interest expense on acquisition of the long term borrowing on the telepsychiatry business.

Net Loss

	Three months ended December 31,		Change
	2018	2017
Loss, net	$(2,704,400)	$(2,769,300)	$64,900

Our net loss was $2.7 million for the three months ended December 31, 2018, compared to a net loss of approximately $2.8 million for the same period ended December 31, 2017, which was primarily due to increased revenue from the acquisition of our telepsychiatry business on November 13, 2018, offset by costs of Arcadian and by decreased costs in other areas.

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

As of December 31, 2018, we had an accumulated deficit of approximately $87.6 million compared to our accumulated deficit as of September 30, 2018, of approximately $85.2 million. Our management expects that with our proposed clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. The Company continues to explore additional sources of capital but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations.

As of December 31, 2018, we had $1.5 million in cash and cash equivalents and a working capital surplus of approximately $0.2 million. This is compared to our cash position of $3.3 million as of September 30, 2018 and working capital of $2.3 million.

The Company has been funded through multiple rounds of private placements, primarily from members of our Board or our affiliates, one public offering of common stock and recently, through our facility with Aspire Capital.

Working Capital, Going Concern, Operating Capital and Capital Expenditure Requirements

As of December 31, 2018, we had approximately $1.5 million in cash and cash equivalents, compared to $3.3 million of cash and cash equivalents as of September 30, 2018.

Our recurring net losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Management's assessment of substantial doubt of going concern is based on current estimates and assumptions regarding our programs and business needs. Actual working capital requirements could differ materially from the above working capital projection. We may explore strategic opportunities including partnerships, licensing and acquisitions of other entities, assets or products. If we are unable to continue to identify sources of capital, we may be required to limit our activities, to terminate programs or terminate operations temporarily or permanently. Even if we close the Merger, we will be required to fund our continuing operations.

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

The amount of capital we will need to conduct our operations and the time at which we will require such capital may vary significantly depending upon a number of factors, such as:

●	the amount and timing of costs we incur in connection with our clinical trials and product development activities, including enhancements to our PEER Online database and costs we incur to further validate the efficacy of our technology;

●	whether we can receive sufficient business revenues from Arcadian to adequately cover our costs;

●	the amount and timing of costs we incur in connection with the expansion of our commercial operations, including our sales and marketing efforts;

●	whether we incur additional consulting and legal fees in our efforts in conducting Non-Significant Risk trials within FDA requirements, which will enable us to obtain a 510(k) clearance from the FDA;

●	if we expand our business by acquiring or investing in complimentary businesses; and

●	our continuing access to funding from Aspire Capital.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed from equity and debt financings.

The Aspire Capital Equity Lines of Credit

On December 6, 2016, the Company, entered into a common stock purchase agreement (the “First Purchase Agreement”) with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the First Purchase Agreement. For details of the First Purchase Agreement financing see “Private Placement Transactions - The Aspire Capital Equity Credit Lines” below.

From April 3, 2018 to May 7, 2018 the Company sold 1,180,000 shares of common stock to Aspire Capital under the First Purchase Agreement and received total proceeds of $2.4 million.

On May 15, 2018, the Company, entered into the Second Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Second Purchase Agreement. For details of the Purchase Agreement financing see “Private Placement Transactions―The Aspire Capital Equity Credit Linea” below.

From May 15, 2018 to December 31, 2018, the Company sold 884,671 shares of common stock to Aspire Capital under the Second Purchase Agreement and received total proceeds of approximately $1.9 million.

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

Cash Flows

Net cash used in operating activities was $1.7 million for the three months ended December 31, 2018, compared to $2.4 million for the same period in 2017. The $0.7 million net decrease in cash used for operations was primarily due to an increase in accounts payable of $0.5 million.

During the three months ended December 31, 2018, the Company used $4,100 in investing activities related to the purchase of furniture and equipment. During the three months ended December 31, 2017, the Company used $334,700 in investing activities, including $28,100 for the purchase of office equipment and $306,600 related to the acquisition of Arcadian.

Net Cash used in financing activities for the three months ended December 31, 2018 was $8,600, consisting of $8,300 in repayments on notes payable which was offset by $300 in payments on a capital lease.Net Cash used in financing activities for the three months ended December 31, 2017 was $16,100, which was related to payments on notes payable and capital leases.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Private Placement Transactions

The Aspire Capital Equity Credit Lines

On December 6, 2016, the Company entered into the First Purchase Agreement with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the First Purchase Agreement. In consideration for entering into the First Purchase Agreement, concurrently with the execution of the First Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of the Company’s common stock. See Note 7. Stockholders’ Equity”, Consolidated Financial Statements for additional detail.

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

On May 15, 2018 the Company terminated the First Purchase Agreement and entered into the Second Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 250,000 shares of the Company’s common stock ( the “Second Commitment Shares”). See Note 6. Stockholders’ Equity of the Condensed Consolidated Financial Statements for additional detail.

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

As of December 31, 2018, the Company has issued purchase notices to Aspire Capital under the First Purchase Agreement to purchase 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million.

From May 15, 2018 to December 31, 2018, the Company sold 884,671 shares of common stock to Aspire Capital under the Second Purchase Agreement and received total proceeds of approximately $1.9 million.

The Second Purchase Agreement previously restricted the amount of shares that may be sold to Aspire Capital thereunder to 1,134,671 shares of Common Stock (the “Exchange Cap”). On November 26, 2018, the Company received shareholder approval to remove the Exchange Cap in compliance with the applicable listing rules of the Nasdaq Stock Market. Pursuant to Nasdaq Listing Rule 5635(d), shareholder approval is required prior to the issuance of securities in connection with a transaction other than a public offering involving the sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock outstanding before the issuance for less than the greater of book or market value of the stock. Following receipt of shareholder approval, the Company may issue an additional $8.1 million, up to an aggregate of $10 million, of common stock to Aspire Capital under the Second Purchase Agreement.

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

 On September 21, 2018, the Company entered into definitive agreements with George C. Carpenter IV, President and Chief Executive Officer, Robin L. Smith, Chairman, as well as John Pappajohn, and Peter Unanue, each a director of the Company, and entities affiliated with Michal Votruba, a member of the Board of Directors of MYnd Analytics and Director of Life Sciences for the European-based RSJ-Gradus fund, relating to a private placement (the “September Private Placement”) of an aggregate of 459,458 units for $1.85 per unit, with each unit consisting of one share of common stock and one common stock purchase warrant to purchase one share of Common Stock for $2.00 per share.

The Company expects to use the proceeds of the Financing and the September Private Placement for general corporate purposes.

These private placements were made pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act, and Regulation D thereunder.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10–Q. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2018.

Changes in Internal Controls over Financial Reporting

Effective October 1, 2018, we adopted the new revenue standard. While the new revenue standard is expected to have an immaterial impact on our ongoing revenue and net income, it will require management to make significant judgments and estimates.  As a result, we implemented changes to our internal controls related to revenue recognition for the quarter ended December 31, 2018. These changes include updated accounting policies affected by the new revenue standard, redesigned internal controls over financial reporting related to the new revenue standard, expanded data gathering to comply with the additional disclosure requirements, training of individuals responsible for implementation of, and continuing compliance with, the new revenue standard, as well as ongoing contract review requirements.

Other than the material weakness in our internal control over financial reporting and adoption of the new revenue standard described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not currently party to any legal proceedings, the adverse outcome of which, in the Company’s management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item. However, we direct you to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended September 30, 2018 filed with the Securities and Exchange Commission on December 11, 2018 and in our registration statement on Form S-4 filed with the Securities and Exchange Commission on February 13, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

1.       Merger Agreement. On January 4, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, our wholly owned subsidiary, Athena Merger Subsidiary, Inc., a Delaware corporation (“Merger Sub”), and Emmaus Life Sciences, Inc., a Delaware corporation (“Emmaus”). Under the terms of the Merger Agreement, pending stockholder approval of the transaction, Merger Sub will merge with and into Emmaus with Emmaus surviving the merger and becoming a wholly-owned subsidiary of us (the “Merger”). Subject to the terms of the Merger Agreement, at the effective time of the Merger, Emmaus stockholders will receive a number of newly issued shares of our common stock determined using the exchange ratio described below in exchange for their shares of Emmaus stock. Following the Merger, stockholders of Emmaus will become our majority owners.

The exchange ratio will be determined prior to closing and will cause our securityholders (including holders of options and warrants) prior to the effective time to collectively own 5.9% of the combined company on a fully diluted basis and Emmaus securityholders (including holders of options, warrants and convertible notes) prior to the effective time to collectively own 94.1% of the combined company on a fully diluted basis. The exchange ratio will reflect any dilution that may result from securities sold by us or Emmaus prior to the closing of the Merger and any changes to the number of outstanding convertible securities of each company. The Merger Agreement provides that if Emmaus converts certain debt obligations into equity within six months of the completion of the Merger, Emmaus will issue additional shares (equal to 5.9% of the shares issued in connection with the debt conversion to third parties) to an existing subsidiary of our which is expected to be spun-off to stockholders of us prior to the effective time of the merger, as described below.

The combined company, led by Emmaus’ management team, is expected to be named “Emmaus Life Sciences, Inc.” Prior to the closing of the Merger, we will seek shareholder approval to conduct a reverse split of our outstanding shares if necessary to satisfy listing requirements of the Nasdaq Capital Market (the “NasdaqCM”). The combined company is expected to trade on the NasdaqCM under a new ticker symbol. At the closing, the combined company’s board of directors is expected to consist of one member from us and up to six members from Emmaus. The Merger has been unanimously approved by the Board of Directors of each company. The transaction is expected to close in the first half of 2019, subject to approvals by the stockholders of us and Emmaus, and other closing conditions, including but not limited to the approval of the continued listing of the combined company’s common stock on the NasdaqCM, conversion of our preferred stock into common stock, satisfaction of certain cash and debt conversion conditions and consummation of the spin-off described below.

2.       Spin-Off. Prior to the closing of the Merger, we intend, subject to obtaining any required regulatory approvals and the completion of certain tax analyses, to transfer all of our business, assets and liabilities not assumed by Emmaus to our existing wholly-owned subsidiary, MYnd Analytics, Inc., a California corporation (“MYnd California”), pursuant to the terms of a Separation Agreement (the “Separation Agreement”) entered into on January 4, 2019 by us and MYnd California. We intend to distribute all shares of MYnd California held by it to our stockholders of record as of a future record date to be determined for said distribution. The Separation Agreement includes the terms of the proposed spin-off and the distribution to the our stockholders and includes representations and warranties, covenants and conditions, which will impact the terms of the proposed spin-off and distribution. The proposed spin-off will be subject to conditions and regulatory approvals not entirely under our control and the terms of the proposed spin-off, if and when completed, are subject to change.

3.       Appointment of Chief Executive Officer and Director. Effective December 12, 2018, we appointed Patrick Herguth to the position of Chief Executive Officer, replacing the current Chief Executive Officer of the Company, George C. Carpenter, IV. In addition, effective December 12, 2018, the Board increased the number of directors on the Board by one and elected Mr. Herguth to the Board to serve as a director of the Company to fill the vacancy created by such increase. Mr. Herguth has not been appointed to any committee of the Board.

In connection with Mr. Herguth’s appointment to the position of Chief Executive Officer, the Company entered into an employment agreement with Mr. Herguth, dated as of December 12, 2018 (the “Herguth Employment Agreement”). Pursuant to the Herguth Employment Agreement, Mr. Herguth will serve as the Company’s Chief Executive Officer and will receive a base annual compensation of $325,000, subject to periodic increases. For fiscal year 2019, Mr. Herguth is eligible to receive a performance bonus in a target amount of $340,000, with payment of such bonuses subject to achievement of certain performance goals set forth in the Herguth Employment Agreement. The employment agreement also provides that Mr. Herguth will receive an option to purchase up to 200,000 shares of the Company’s common stock, subject to the time-based vesting schedule and up to 200,000 shares of the Company’s common stock subject to a performance-based vesting schedule, both as specified in the Herguth Employment Agreement, with options to purchase 50,000 of such shares vesting on the date of the Herguth Employment Agreement. The time-based options will be subject to vesting upon a change of control of the Company.

4.       Appointment of Chief Innovation Officer; Amendment to former Chief Executive Officer’s Agreement. As of December 12, 2018, George C. Carpenter, IV resigned his position of Chief Executive Officer and became, in addition to President, the Chief Innovation Officer of the Company. In connection therewith, on December 12, 2018, we entered into an amendment to his Employment Agreement, dated as of September 7, 2007 (the “Carpenter Amendment”), pursuant to which Mr. Carpenter was given the title of President and Chief Innovation Officer of the Company. Pursuant to the Carpenter Amendment, Mr. Carpenter received an option to purchase 50,000 shares of common stock of the Company, with such option vesting over a twelve-month period.

Item 6.	Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger and Reorganization dated as of January 4, 2019 by and among MYnd Analytics, Inc., Athena Merger Subsidiary, Inc. and Emmaus Life Sciences, Inc., incorporated by reference to the registrants Current Report on Form 8-K dated January 4, 2019 and filed on January 7, 2019. (File No. 001-35527).
10.1	Separation Agreement dated as of January 4, 2019 by and among MYnd Analytics, Inc., a Delaware corporation and its wholly-owned subsidiary, MYnd Analytics, Inc., a California corporation, incorporated by reference to the registrants Current Report on Form 8-K dated January 4, 2019 and filed on January 7, 2019. (File No. 001-35527).
10.2	Form of Emmaus Voting Agreement dated as of January 4, 2019, incorporated by reference to the registrants Current Report on Form 8-K dated January 4, 2019 and filed on January 7, 2019. (File No. 001-35527).
10.3	Form of MYnd Voting Agreement dated as of January 4, 2019, incorporated by reference to the registrants Current Report on Form 8-K dated January 4, 2019 and filed on January 7, 2019. (File No. 001-35527).
10.4

Form of Emmaus Lock-Up Agreement dated as of January 4, 2019, incorporated by reference to the registrants Current Report on Form 8-K dated January 4, 2019 and filed on January 7, 2019. (File No. 001-35527).

10.5	Form of MYnd Lock-Up Agreement dated as of January 4, 2019, incorporated by reference to the registrants Current Report on Form 8-K dated January 4, 2019 and filed on January 7, 2019. (File No. 001-35527).
10.6	Employment Agreement dated as of December 12, 2018 by and between MYnd Analytics, Inc. and Patrick Herguth, incorporated by reference to the registrant’s Current Report on Form 8-K dated December 12, 2018 and filed on December 12, 2018. (File No. 001-35527).
10.7	Amendment to Carpenter Employment Agreement dated as of December 12, 2018 by and between MYnd Analytics, Inc. and George C. Carpenter, IV, incorporated by reference to the registrant’s Current Report on Form 8-K dated December 12, 2018 and filed on December 12, 2018. (File No. 001-35527).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.INS	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYnd Analytics, Inc.

Date: February 14, 2019		/s/ Patrick Herguth
	By:	Patrick Herguth
	Its:	Chief Executive Officer (Principal Executive Officer)

/s/ Donald D’Ambrosio
	By:	Donald D’Ambrosio
	Its:	Chief Financial Officer (Principal Financial Officer)