Form 10-Q
period 2019-03-31
MYnd Analytics, Inc.
filed 2019-05-13
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019
OR

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________to__________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock and preferred stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2019
Common Stock, $0.001 par value per share	9,479,081 shares
Series A Preferred Stock, $0.001 par value per share	550,000 shares
Series A-1 Preferred Stock, $0.001 par value per share	500,000 shares

MYnd Analytics, Inc. and its subsidiaries

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2019 (Unaudited)	As of September 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,203,200	$3,254,700
Accounts receivable, net	154,400	63,300
Prepaid insurance	9,700	57,900
Prepaid expenses and other current assets	181,200	134,700
Total current assets	1,548,500	3,510,600
Property and equipment, net	87,700	110,800
Intangible assets, net	88,400	116,500
Goodwill	1,386,800	1,386,800
Other assets	29,600	27,100
TOTAL ASSETS	$3,141,000	$5,151,800

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable (including $36,400 and $30,350 to related parties as of March 31, 2019 and September 30, 2018, respectively)	$970,700	$346,900
Accrued liabilities	204,700	268,900
Accrued compensation	244,900	175,400
Accrued compensation – related parties	322,800	209,300
Accrued interest and other liabilities	3,900	3,900
Deferred revenue	152,100	159,700
Current portion of leases	1,400	1,300
Total current liabilities	1,900,500	1,165,400
LONG-TERM LIABILITIES
Long-term borrowing, net	606,500	587,700
Accrued interest on long-term borrowing	120,500	110,100
Long-term portion of capital lease	1,400	2,100
Total long-term liabilities	728,400	699,900
TOTAL LIABILITIES	2,628,900	1,865,300
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 15,000,000 authorized; 1,500,000 shares of Series A Preferred Stock and 500,000 shares of Series A-1 authorized; 550,000 shares of Series A Preferred Stock and 500,000 shares of Series A-1 issued and outstanding as of March 31, 2019 and as of September 30, 2018; aggregate liquidation preference of $1,968,750 as of March 31, 2019 and as of September 30, 2018;	1,100	1,100

Common stock, $0.001 par value; 250,000,000 shares authorized as of March 31, 2019 and September 30, 2018 respectively, 8,936,695 and 7,407,254 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively;	8,900	7,400
Additional paid-in capital	91,895,900	89,257,700
Accumulated deficit	(89,881,400)	(85,245,300)
	2,024,500	4,020,900
Non controlling interest	(1,512,400)	(734,400)
Total stockholders’ equity	512,100	3,286,500
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,141,000	$5,151,800

See accompanying notes to unaudited condensed consolidated financial statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
REVENUES
Neurometric services	$44,800	$79,800	$124,000	$133,100
Telepsychiatry services	415,300	380,100	723,200	448,800
Total revenues	460,100	459,900	847,200	581,900

COST OF REVENUES
Neurometric services	5,100	69,700	11,500	118,800
Telepsychiatry services	291,200	228,600	509,900	264,400
	296,300	298,300	521,400	383,200

GROSS MARGIN	163,800	161,600	325,800	198,700

OPERATING EXPENSES
Research	60,800	73,400	141,600	154,900
Product development	237,300	342,200	474,300	611,400
Sales and marketing	199,400	638,000	351,300	1,305,200
General and administrative	2,350,300	1,740,900	4,724,100	3,515,800
Total operating expenses	2,847,800	2,794,500	5,691,300	5,587,300

OPERATING LOSS	(2,684,000)	(2,632,900)	(5,365,500)	(5,388,600)

OTHER INCOME (EXPENSE):
Interest expense, net	(23,400)	(24,800)	(46,300)	(38,500)
Total other income (expense)	(23,400)	(24,800)	(46,300)	(38,500)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,707,400)	(2,657,700)	(5,411,800)	(5,427,100)
Income taxes	2,300	1,900	2,300	1,900
NET LOSS	$(2,709,700)	$(2,659,600)	$(5,414,100)	$(5,429,000)

Net loss attributable to noncontrolling interest	(451,100)	(72,300)	(778,000)	(72,300)

Net Loss attributable to MYnd Analytics, Inc.	$(2,258,600)	$(2,587,300)	$(4,636,100)	$(5,356,700)

BASIC AND DILUTED LOSS PER SHARE:	$(0.27)	$(0.59)	$(0.58)	$(1.23)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	8,399,443	4,362,564	7,964,021	4,347,745

See accompanying notes to unaudited condensed consolidated financial statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the three and six months ended March 31, 2019 and 2018

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Sub-total MYnd Stockholders’ Equity	Non- controlling Interest	Total
Balance at September 30, 2018	7,407,254	$7,400	1,050,000	$1,100	$89,257,700	$(85,245,300)	$4,020,900	$(734,400)	$3,286,500
Shares issued to Aspire Capital Purchase Agreement	144,000	200			517,100	—	517,300		517,300
Common Stock issued to vendors for services	3,750	—	—	—	5,600	—	5,600	—	5,600
Net loss	—	—	—	—	—	(2,377,500)	(2,377,500)	(326,900)	(2,704,400)
Balance at December 31, 2018	7,555,004	$7,600	1,050,000	$1,100	$89,780,400	$(87,622,800)	$2,166,300	$(1,061,300)	$1,105,000
Stock-based compensation	30,000	—	—	—	258,000	—	258,000	—	258,000
Shares issued to Aspire Capital Purchase Agreement	1,315,429	1,300			1,810,500	—	1,811,800		1,811,800
Common Stock issued to vendors for services	36,262	—	—	—	47,000	—	47,000	—	47,000
Net loss	—	—	—	—	—	(2,258,600)	(2,258,600)	(451,100)	(2,709,700)
Balance at March 31, 2019	8,936,695	$8,900	1,050,000	$1,100	$91,895,900	$(89,881,400)	$2,024,500	$(1,512,400)	$512,100
Balance at September 30, 2017	4,299,311	$4,300	—	$—	$80,189,700	$(75,646,600)	$4,547,400	—	$4,547,400
Stock-based compensation	37,500	100			336,500		336,600	—	336,600
Common Stock issued to vendors for services	23,750	—			14,800		14,800		14,800
Net loss						(2,769,300)	(2,769,300)	—	(2,769,300)
Balance at December 31, 2017	4,360,561	$4,400	—	$—	$80,541,000	$(78,415,900)	$2,129,500	$—	$2,129,500
Stock-based compensation	20,000	—			256,400	—	256,400	—	256,400
Common Stock issued to vendors for services	(16,250)	—			11,000	—	11,000	—	11,000
Stock issued for preferred shares	—	—	1,050,000	1,100	2,098,900	—	2,100,000	—	2,100,000
Net loss	—	—				(2,659,700)	(2,659,700)	(72,300)	(2,732,000)
Balance at March 31, 2018	4,364,311	$4,400	1,050,000	$1,100	$82,907,300	$(81,075,600)	$1,837,200	$(72,300)	$1,764,900

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MYND ANALYTICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(5,414,100)	$(5,429,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,300	57,500
Change in provision for doubtful accounts	6,300	1,200
Stock-based compensation	775,300	593,000
Common stock issued to vendors for services	52,600	25,800
Accretion of debt discount	46,700	35,500
Changes in operating assets and liabilities:
Accounts receivable	(97,400)	(156,200)
Prepaid expenses and other assets	(800)	(97,200)
Accounts payable and accrued liabilities	559,600	112,400
Deferred revenue	(7,600)	125,000
Deferred compensation	183,000	(8,300)
Net cash used in operating activities	(3,836,100)	(4,740,300)
INVESTING ACTIVITES:
Purchase of furniture and equipment	(9,100)	(55,200)
Payment for acquisition of business, net of cash acquired	—	(306,600)
Net cash used in investing activities	(9,100)	(361,800)
FINANCING ACTIVITIES:
Principal payments on note payable	(17,500)	(34,100)
Principal payments on capital lease	(600)	(600)
Proceeds from sale of common stock, net of costs	1,811,800	2,100,000
Net cash provided by financing activities	1,793,700	2,065,300
NET INCREASE (DECREASE) IN CASH	(2,051,500)	(3,036,800)
CASH AND CASH EQUIVALENTS - BEGINNING OF THE PERIOD	3,254,700	5,449,000
CASH AND CASH EQUIVALENTS - END OF THE PERIOD	$1,203,200	$2,412,200
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,000	$4,700
Income taxes	$2,300	$1,900
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Long-term borrowings assumed in business combination	$—	$651,700

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

The Company’s recurring net losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. During the six months ended March 31, 2019, the Company incurred a net loss of $5.4 million and used $3.8 million of net cash in operating activities. As of March 31, 2019, the Company’s accumulated deficit was $89.9 million. In connection with these unaudited condensed consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due for the next twelve months from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities.

To date, the Company has financed its cash requirements primarily from equity financings. As of March 31, 2019, the Company’s principal sources of liquidity were its cash balance of $1.2 million and the remaining amount available under the Aspire Equity Line of Credit of $6.3 million. The Company will need to raise funds immediately to continue its operations and increase demand for its services. Until it can generate sufficient revenues to meet its cash requirements, which it may never do, the Company must continue to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Quarterly Report on Form 10-Q. The Company continues to explore additional sources of capital, but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, changes in stockholders’ equity, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the quarter ended March 31, 2019 are not necessarily indicative of results for the full 2019 fiscal year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10- K for the year ended September 30, 2018.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the results of the Company, its wholly owned subsidiary, Arcadian, two professional associations, Arcadian Telepsychiatry PA (“Texas PA”) incorporated in Texas, Arcadian Telepsychiatry Florida P.A. (“Florida PA”) incorporated in Florida, and two professional corporations, Arcadian Telepsychiatry P.C. (” Pennsylvania PC”) incorporated in Pennsylvania and Arcadian Telepsychiatry of California, P.C. incorporated in California (“California PC” and together with the Pennsylvania PC, Florida PA and Texas PA, the “Arcadian Entities.”)

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

The Company holds a variable interest in the entities which contract with physicians and other health professionals in order to provide telepsychiatry services to Arcadian. The entities are considered variable interest entities since they do not have sufficient equity to finance their activities without additional financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits-that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of the entities and funds and absorbs all losses of the VIE.

In accordance with management service agreements entered into between the Company and medical professional corporations and associations in compliance with regulatory requirements within certain states, the Company has the power to direct activities of the VIE’s and may transfer the assets from the individual VIEs. Therefore, the Company considers that there are no assets in any of the consolidated VIEs that may be relied upon to settle obligations of these entities. Furthermore, creditors of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the VIEs.  Finally, none of the professional corporations or associations have purchased equipment nor are they responsible for handling cash or accounts receivable.

There is no either explicit or implicit arrangement that requires the Company to provide financial support to the VIE, including events or circumstances that could expose the Company to a loss. For the six months ended March 31, 2019 and 2018, the Company did not provide, nor does it intend to provide in the future, any financial or other support either explicitly or implicitly during the periods presented to its variable interest entities. In addition, there are no restrictions on the net income earned by the VIEs. The Company allocates all of the net income earned to the primary owner of the VIE. As part of the operating agreement with the VIE, the Company will be reimbursed for all cost incurred related to operating the VIE in addition to a management fee charged for oversight. For the six months ended March 31, 2019 and 2018, no net income was allocated to the VIEs nor have any dividends been paid from the Company to the VIEs from inception to date, respectively.

                In addition, to the extent that the VIE is not a shareholder of the Company, the Company has not paid any dividends to the VIEs from inception to date and there are no dividend obligations within the management services agreement entered into with the medical professional corporations and associations.

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

Cash and Cash Equivalents

The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000. At March 31, 2019 cash exceeds the federally insured limit by $1.1 million. The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

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

The FASB has established a framework for measuring fair value using generally accepted accounting principles. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described as follows:

●	Level I inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets;

●	Level II inputs to the valuation methodology include:

○	Quoted prices for similar assets or liabilities in active markets;

○	Quoted prices for identical or similar assets or liabilities in inactive markets; Inputs other than quoted prices that are observable for the asset or liability;

○	Inputs that are derived principally from or corroborated by observable market data by correlation or other means;

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

Accounts Receivable, net

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer. Allowances are provided for specific receivables deemed to be at risk for collection which as of March 31, 2019 and September 30, 2018 were $8,100 and $1,800, respectively.

Property and Equipment

Property and equipment, which are recorded at cost, consist of office furniture and equipment which are depreciated, over their estimated useful lives on a straight-line basis. The useful lives of these assets are estimated to be between three and five years. Depreciation expense on furniture and equipment for the three months ended March 31, 2019 and 2018 was $16,100 and $15,600, respectively. Depreciation expense on furniture and equipment for the six months ended March 31, 2019 and 2018 was 32,300 and 28,000, respectively. Accumulated depreciation at March 31, 2019 and September 30, 2018 was $181,500 and 149,200, respectively.

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

Amortization for the three months ended March 31, 2019 and 2018 was $14,000 and $13,800, respectively. Amortization for the six months ended March 31, 2019 and 2018 was 28,000 and 24,700, respectively. Accumulated amortization was $122,300 and $94,200 at March 31, 2019 and September 30, 2018 respectively.

The expected amortization of the intangible assets, as of March 31, 2019, is as follows:

For the year ended September 30,	Intangible assets
2019 (for the remaining six months)	$26,100
2020	29,400
2021	29,400
2022	3,500
Total	$88,400

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

During the six months ended March 31, 2019, the Company did not record any Goodwill impairment.

Accrued Compensation

Accrued compensation consists of accrued vacation pay, accrued compensation granted by the Board but not paid, and accrued pay due to staff members.

Accrued compensation – related parties consists of accrued vacation pay, accrued bonuses granted by the Board but not paid for officers and directors.

Deferred Revenue

Deferred revenue represents cash collected in advance of services being rendered but not earned as of March 31, 2019 and September 30, 2018. This represents a philanthropic grant for the payment of PEER Reports ordered in a clinical trial for a member of the U.S. Military, a veteran or their family members, the cost of which is not covered by other sources. On August 1, 2017, the Company entered into a Research Study Funding Agreement with Horizon Healthcare Services, Inc. dba Horizon Blue Cross Blue Shield of New Jersey and its subsidiaries (collectively “Horizon”) and Cota, Inc. (“Cota”). On February 6, 2018, Horizon prepaid for part of the study in the amount of $125,000 and the Company paid Cota $15,000 out of this payment for its services under the Study.

These deferred revenue grant funds total $152,100 and $159,700 as of March 31, 2019 and September 30, 2018, respectively.

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

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the three months ended March 31, 2019 and 2018 advertising expenses were $4,800 and $97,500, respectively. For the six months ended March 31, 2019 and 2018 advertising expenses were $4,800 and $248,500, respectively

Stock-Based Compensation

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

Warrants

From time to time, the Company has issued warrants to purchase shares of common stock. These warrants have been issued in connection with the Company’s financing transactions. The Company’s warrants are subject to standard anti-dilution provisions applicable to shares of our common stock. The Company estimates the fair value of warrants using the Black-Scholes option valuation model with the following inputs: market prices of the stock, time to maturity, volatility, zero expected dividend rate and risk free rate all at the date of the warrant issuance.

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

On December 22, 2017, new legislation was adopted that significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent, limitation of the tax deduction for interest expense to 30 percent of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80 percent of current-year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

As a result of the implementation of certain provisions of FASB ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, the Company has analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified U.S. Federal and California as our major tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service examination of our 2014 through 2016 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2013 through 2016 California Franchise Tax Returns. The Company has certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Deferred taxes have been recorded on a net basis in the accompanying balance sheet. The Act reduces the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018. As of September 30, 2018, the Company had gross Federal net operating loss carryforwards of approximately $60.2 million and State gross net operating loss carryforwards of approximately $33.8 million. Both the Federal and State net operating loss carryforwards will begin to expire in 2022 and 2023 respectively. The Company's ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

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

Noncontrolling Interest

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and VIEs for which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests in the Company’s consolidated entities. The amount of net loss attributable to noncontrolling interests for the three months ended March 31, 2019 and 2018 was $451,100 and $72,300, respectively. The amount of net loss attributable to noncontrolling interests for the six months ended March 31, 2019 and 2018 was $778,000 and $72,300, respectively.

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

ASU 2016-02, “Leases (Topic 842)” was issued by the FASB in February 2016. The guidance requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and should be applied using a modified retrospective approach. The guidance is effective for the Company on October 1, 2019. The Company will elect the prospective transition method with the effects of adoption recognized as a cumulative effect adjustment to the opening balance of retained earnings in the Company's fiscal 2020 financial statements, with no restatement of comparative periods. The Company will also elect the package of three practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements and related disclosures. The Company expects to record right of use assets and lease liabilities, which may be material, on its consolidated balance sheet upon adoption of this standard and is still assessing the impact to its results of operations and cash flows.

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

The Company operates as one reportable segment, the healthcare delivery segment. The Company disaggregates revenue from contracts by service type and by payor. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The condensed consolidated statements of operations present disaggregated revenue by service type. The following table presents disaggregated revenue for the three and six months ended March 31, 2019 and 2018:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Neurometric services	$44,800	$79,800	$124,000	$133,100
Telepsychiatry services	415,300	380,100	723,200	448,800
Revenue	460,100	459,900	847,200	581,900

As of March 31, 2019, accounts receivable, net of allowance for doubtful accounts, was $154,400. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specific account information and other currently available evidence.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. The Company’s contract liability balance was $152,100 and $159,700 as of March 31, 2019 and September 30, 2018 and is presented within the “Deferred Revenue” line item of the condensed consolidated balance sheets. $7,600 of the amounts recorded as of September 30, 2018 was recognized as revenue for the six months ended March 31, 2019. The Company has elected the optional exemption to not disclose the remaining performance obligations of its contracts since substantially all of its contracts have a duration of one year or less.

4.	ACCOUNTS RECEIVABLE

Accounts receivable, net, is as follows:

	March 31, 2019	September 30, 2018
Accounts receivable	$162,500	$65,100
Allowance for doubtful accounts	(8,100)	(1,800)
Accounts receivable, net	$154,400	$63,300

5.       LONG - TERM BORROWINGS AND OTHER NOTES PAYABLE

Debt assumed from Arcadian

As a result of the acquisition of Arcadian, the Company guaranteed Arcadian's then outstanding debt obligations totaling

$700,000 owed to Ben Franklin Technology Partners of Southeastern Pennsylvania ("BFTP"). The maturity date for the debt is September 30, 2021 and interest accrues at an 8% annual rate. Unpaid interest was $120,500 as of March 31, 2019. The Company recorded the debt at its fair value and recorded a discount of $93,500 as of March 31, 2019 attributable to the difference between the market interest rate and the stated interest rate on the debt. Interest expense related to the accretion of debt discount for the three months ended March 31, 2019 and 2018 was $9,400 and 9,400, respectively. Interest expense related to the accretion of debt discount for the six months ended March 31, 2019 and 2018 was $18,800 and $14,000, respectively.

A balloon payment of $700,000 plus interest will be made on the scheduled maturity date of September 30, 2021.

The changes in carrying amounts of the debt acquired through acquisition for the six months ended March 31, 2019 were as follows:

Beginning balance (September 30, 2018)	$587,700
Accretion of debt discount	18,800
Ending balance (March 31, 2019)	$606,500

6.	ACQUISITION

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma statement of operations data presents the combined results of operations for the six months ended March 31, 2018 as if the acquisition of Arcadian had taken place on October 1, 2017. The unaudited pro forma financial information includes the effects of certain adjustments, including the amortization of acquired intangibles and the associated tax effect and the elimination of the Company’s and the acquiree’s non-recurring acquisition related expenses.

The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisitions been consummated at October 1, 2017 nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

Pro Forma	Three Months Ended March 31, 2018	Six Months Ended March 31, 2018
Revenues	$459,900	$727,100
Net income (loss)	(2,659,600)	(5,605,300)
Basic and diluted loss per share:	$(0.61)	$(1.29)

Outstanding at weighted average shares outstanding	4,362,564	4,347,745

7.	REVERSE MERGER

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

The exchange ratio will be determined prior to closing and will cause the MYnd securityholders (including holders of options and warrants) prior to the effective time to collectively own 5.9% of the post-merger company on a fully diluted basis and Emmaus securityholders (including holders of options, warrants and convertible notes) prior to the effective time to collectively own 94.1% of the post-merger company on a fully diluted basis. The exchange ratio will reflect any dilution that may result from securities sold by MYnd or Emmaus prior to the closing of the Merger and any changes to the number of outstanding convertible securities of each company. The Merger Agreement provides that if Emmaus converts certain debt obligations into equity within six months of the completion of the Merger, Emmaus will issue additional shares (equal to 5.9% of the shares issued in connection with the debt conversion to third parties) to an existing subsidiary of MYnd which is expected to be spun-off to stockholders of MYnd prior to the effective time of the merger, as described below.

The post-merger company, led by Emmaus’ management team, is expected to be named “Emmaus Life Sciences, Inc.” Prior to the closing of the Merger, MYnd will seek shareholder approval to conduct a reverse split of its outstanding shares if necessary to satisfy listing requirements of the Nasdaq Capital Market (the “NasdaqCM”). The post-merger company is expected to trade on the NasdaqCM under a new ticker symbol. At the closing, the post-merger company’s board of directors is expected to consist of one member from MYnd and up to six members from Emmaus. The Merger has been unanimously approved by the Board of Directors of each company. The transaction is expected to close no later than July 31, 2019, subject to approvals by the stockholders of MYnd and Emmaus, and other closing conditions, including but not limited to the approval of the continued listing of the post-merger company’s common stock on the NasdaqCM, conversion of MYnd’s preferred stock into common stock, satisfaction of certain cash and debt conversion conditions and consummation of the MYnd spin-off described below.

The parties to the Merger Agreement have made representations and warranties to each other as of specific dates for the purpose of allocating risk and not for the purpose of establishing facts. Accordingly, the representations and warranties should not be relied on as characterizations of the actual state of facts.

The Merger Agreement contains certain termination rights for each of MYnd and Emmaus, and further provides that, upon certain terminations of the Merger Agreement, MYnd may be required to pay Emmaus a termination fee of $750,000 and Emmaus may be required to pay MYnd a termination fee of $750,000; provided that if the termination results from the failure to obtain the approval of the continued listing of the post-merger company’s common stock on the NasdaqCM, this fee payable by Emmaus will be $1,600,000. In connection with the termination of the Merger Agreement upon certain circumstances, either party also may be required to pay the other party’s third party expenses up to $600,000. The termination of the Merger Agreement will not relieve any party thereto from any liability or damages resulting from or arising out of any fraud or willful or intentional breach of any representation, warranty, covenant, obligation or other provision contained in the Merger Agreement.

Spin-Off

Prior to the closing of the Merger, we intend, subject to obtaining any required regulatory approvals and the completion of certain tax analyses, to transfer all of our businesses, assets and liabilities not assumed by Emmaus to our existing wholly-owned subsidiary, Telemynd, Inc., a Delaware corporation (“Telemynd”), pursuant to the terms of the Amended and Restated Separation and Distribution Agreement (the “Separation Agreement”) entered into on March 27, 2019 by us, Telemynd and MYnd Analytics, Inc., a California corporation (“MYnd California”). We intend to distribute all shares of Telemynd held by us to our stockholders of record as a future record date will be determined for such potential distribution.

The Separation Agreement: (i) amended and restated in its entirety that certain Separation and Distribution Agreement dated as of January 4, 2019, by and between MYnd and MYnd California (the “Prior Agreement”) and (ii) caused Telemynd to assume all of the rights and obligations of MYnd California under the Prior Agreement.

Pursuant to the Separation Agreement, the Telemynd Business (as defined in the Separation Agreement) would be separated from the Company upon, and subject to, the closing of the transactions contemplated by the Separation Agreement (provided that such transactions occur at all), and the Company intends to distribute all shares of Telemynd held by it to the Company’s stockholders of record as of a future record date to be determined for such potential distribution. The Separation Agreement includes the terms of the proposed spin-off and the distribution to the Company’s stockholders and includes representations and warranties, covenants and conditions, which would impact the terms of the proposed spin-off and distribution. The proposed spin-off will be subject to conditions and regulatory approvals not entirely under the control of the Company and the terms of the proposed spin-off, if and when completed, are subject to change. The foregoing summary of the Separation Agreement is not complete and qualified in its entirety by reference to the text of the Separation Agreement filed herewith.

Amendment to Merger Agreement

On May 10, 2019, the parties executed amendment no. 1 to the Merger Agreement.  By executing amendment no. 1, MYnd, Emmaus and Merger Sub agreed that: (i) the definition "Parent California Subsidiary" should be amended to refer to Telemynd, Inc., the newly formed wholly-owned corporation, (ii) MYnd would not adopt a new equity incentive plan at closing, which had been contemplated previously and determined to be unnecessary at this time, (iii) MYnd would be entitled to receive credit in its Net Liabilities calculation for certain agreed upon prepaid costs, (iv) Telemynd would be entitled to receive shares of Emmaus after closing if the exchange ratio applicable to any Company Warrants, Company Convertible Notes or Company Debentures is reduced during the six (6) month period after the closing of the Merger for any reason, and (v) the outside termination date was extended from May 31, 2019 to July 31, 2019.

8.	STOCKHOLDERS’ EQUITY

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

As of March 31, 2019, the Company has issued purchase notices to Aspire Capital under the First Purchase Agreement to purchase an aggregate of 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million. The issuance of shares of common stock that were issued from time to time to Aspire Capital under the First Purchase Agreement were exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

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

The Second Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the Second Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock is less than $0.50. There are no trading volume requirements or restrictions under the Second Purchase Agreement, and the Company will control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Second Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Second Purchase Agreement. In consideration for entering into the Second Purchase Agreement, concurrently with the execution of the Second Purchase Agreement, the Company issued to Aspire Capital 250,000 shares of Common Stock (the “Second Commitment Shares”). The Second Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Second Purchase Agreement. Any proceeds from the Company receives under the Second Purchase Agreement are expected to be used for working capital and general corporate purposes. The Company cannot request Aspire to purchase more than $300,000 per business day.

As of March 31, 2019, the Company has issued purchase notices to Aspire Capital under the Second Purchase Agreement to purchase an aggregate of 2,200,100 shares of common stock, resulting in gross cash proceeds of approximately $3.7 million. The issuance of shares of common stock that were issued from time to time to Aspire Capital under the Second Purchase Agreement were exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Shareholder Approval for Removal of Exchange Cap

The Second Purchase Agreement previously restricted the amount of shares that may be sold to Aspire Capital thereunder to 1,134,671 shares of Common Stock (the "Exchange Cap"). On November 26, 2018, the Company received shareholder approval to remove the Exchange Cap in compliance with the applicable listing rules of the Nasdaq Stock Market. Pursuant to Nasdaq Listing Rule 5635(d), shareholder approval is required prior to the issuance of securities in connection with a transaction other than a public offering involving the sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock outstanding before the issuance for less than the greater of book or market value of the stock. Following receipt of shareholder approval, the Company may issue an additional $8.1 million, up to an aggregate of $10 million, of common stock to Aspire Capital under the Second Purchase Agreement, with remaining availability of $6.3 million at March 31, 2019.

Common and Preferred Stock

As of March 31, 2019, the Company is authorized to issue 265,000,000 shares of stock of which 250,000,000 are common stock, and 15,000,000 shares were preferred shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board is expressly authorized to issue without stockholder approval, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

Private Placement with Directors and Management

On September 21, 2018, the Company entered into definitive agreements with George C. Carpenter IV, President and then Chief Executive Officer, Robin L. Smith, Chairman, as well as John Pappajohn, and Peter Unanue, each a director of the Company, and entities affiliated with Michal Votruba, a member of the Board of Directors of MYnd Analytics and Director of Life Sciences for the European-based RSJ-Gradus fund, relating to a private placement of an aggregate of 459,458 units for $1.85 per unit, with each unit consisting of one share of common stock and one common stock purchase warrant to purchase one share of Common Stock for $2.00 per share.

Stock-Option Plans

2006 Stock Incentive Plan

On August 3, 2006, CNS Response, Inc. adopted the CNS 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provided for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the Board. A total of 3,339 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of March 31, 2019, zero options were exercised and there were 1,435 option shares outstanding under the amended 2006 Plan. The outstanding options have exercise prices to purchase shares of common stock ranging from $2,400 to $3,300 per share.

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

Amendment to Chief Executive Officer’s Agreement

On April 19, 2018, the Company and George C. Carpenter, IV, the former CEO of the Company, entered into an amendment to his Employment Agreement, dated as of September 7, 2007 (the “CEO Amendment"), pursuant to which Mr. Carpenter’s annual salary was reduced from $270,000 to $206,250. This change is retroactive to April 13, 2018. Further, pursuant to the CEO Amendment, Mr. Carpenter was granted 34,380 restricted shares of common stock under the 2012 Plan. The shares granted under the CEO Amendment will vest quarterly. If the employee’s relationship with the Company is terminated, the above grant will be prorated. On or before December 31, 2018, the parties will review this modification to determine if the above salary reduction adjustment will be renewed. As of May 9, 2019, the parties have not amended the modification.

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

Stock-based Compensation and Expenses

As of March 31, 2019, options to purchase 1,428,500 shares of Common Stock were outstanding under the 2012 Plan with exercise prices ranging from $1.20 to $600.00 per share, with a weighted average exercise price of $3.05 per share. Additionally, 580,564 restricted shares of Common Stock have been granted under the 2012 Plan, leaving 465,936 shares of Common Stock available to be awarded under the 2012 Plan.

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. Stock-based compensation expense included in the accompanying unaudited condensed consolidated statements of operations for the six months ended March 31, 2019 and 2018 is as follows:

	Six months ended March 31,
	2019		2018
	Stock-based compensation expense - stock options	Stock-based compensation expense - restricted shares	Stock-based compensation expense - stock options	Stock-based compensation expense restricted shares
Research	$—	$—	$—	$—
Product development	29,200	17,800	100	—
Sales and marketing	12,000	—	100	—
General and administrative	404,200	312,100	302,900	289,900
Total	$445,400	$329,900	$303,100	$289,900

Total unrecognized stock compensation expense as of March 31, 2019 amounted to $334,900.

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	March 31,
	2019		2018
Type of Award:	Unrecognized Expense, net of estimated forfeitures	Weighted average Recognition Period (in years)	Unrecognized Expense, net of estimated forfeitures	Weighted average Recognition Period (in years)
Stock Options	$329,600	1.40	$682,900	0.53
Restricted Stock	5,300	0.05	139,100	0.48
Total	$334,900	1.38	$822,000	0.52

 A summary of all stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2018	803,937	$10.13	8.75	$7,500
Granted	864,758	1.34		—
Exercised	—	—		—
Forfeited or expired	(38,760)	2.28
Outstanding at March 31, 2019	1,629,935	$5.65	8.89	$52,600

There are 825,100 options vested and 804,835 unvested as of March 31, 2019; there are 531,604 options vested and 272,333 options unvested as of September 30, 2018;

Following is a summary of the restricted stock activity for the six months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2018	406,564	$4.09
Granted	174,000	1.35
Forfeited	—	—
Outstanding at March 31, 2019	580,564	$3.27

There are 567,469 shares of restricted stock vested and 13,095 unvested as of March 31, 2019; there are 351,522 shares of restricted stock vested and 55,042 unvested as of September 30, 2018;

The range of Black-Scholes option-pricing model assumption inputs for all the valuation dates are in the table below:

	Six Months Ended March 31, 2019
	Low	High
Annual dividend yield	—%	—%
Expected life (years)	3.0	5.0
Risk-free interest rate	2.23%	2.90%
Expected volatility	172.89%	200.47%

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

The warrant activity for the six months ended March 31, 2019, are described as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2018	6,075,874	$4.53
Expired/ Forfeited	(555)	55.00
Outstanding at March 31, 2019	6,075,319	$4.52

Following is a summary of the status of warrants outstanding at March 31, 2019:

Exercise Price	Number of Shares		Expiration Date	Weighted Average Exercise Price
$2.00	459,458	(1)	09/2023	$2.00
2.34	1,050,000	(2)	03/2023	2.34
5.25	2,539,061	(3)	07/2022	5.25
5.25	1,675,000	(4)	07/2022	5.25
5.25	213,800	(5)	07/2022	5.25
6.04	134,000	(6)	07/2022	6.04
10.00	4,000		06/2021	10.00
Total	6,075,319			$4.52

(1)	On September 21, 2018, the Company entered into definitive agreements with George C. Carpenter IV, President and former Chief Executive Officer, Robin L. Smith, Chairman, as well as John Pappajohn, and Peter Unanue, each a director of the Company, and entities affiliated with Michal Votruba, a member of the Board of Directors of MYnd Analytics and Director of Life Sciences for the European-based RSJ-Gradus fund, relating to a private placement of an aggregate of 459,458 units for $1.85 per unit, with each unit consisting of one share of Common Stock and one Common Stock Purchase Warrant to purchase one share of Common Stock for $2.00 per share. The closing price per share of the Common Stock on the Nasdaq Stock Market on September 20, 2018 was $1.72 per share.

(2)	On March 29, 2018, the Company sold an aggregate of 1,050,000 units for $2.00 per Unit each consisting of one share of newly-designated Series A Preferred Stock, and one warrant in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million. The private placement closed on March 29, 2018. The closing price per share of the Common Stock on the Nasdaq Stock Market on March 29, 2018 was $1.19 per share.

(3)	On July 13, 2017, the Company declared a special dividend of warrants to purchase shares of the Company’s common stock to record holders of Common Stock as of such date. Warrants to purchase 2,539,061 shares of Common Stock were distributed pro rata to all holders of common stock on the record date. These warrants are exercisable (in accordance with their terms) to purchase one share of common stock, at an exercise price of $5.25 per share. The warrants will become exercisable commencing not less than 12 months following their July 27, 2017 distribution date and will expire five years from the date of issuance.

(4)	On July 19, 2017, the Company issued 1,675,000 shares of Common Stock and accompanying Warrants to purchase up to 1,675,000 shares of Common Stock in connection with an underwritten public offering.

(5)	On August 23, 2017, the Company issued warrants to purchase 213,800 shares of common stock to underwriters as part of the exercise of the overallotment option attributed to the July 2017 underwritten public offering.

(6)	As part of the underwritten public offering on July 19, 2017, the Company issued warrants to purchase 134,000 shares of common stock to the underwriters as part of the services performed by them in connection with the underwritten public offering.

9. RELATED PARTY TRANSACTIONS

DCA Agreement

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates ("DCA"), an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. Effective August 2015, DCA was engaged at a fee of $10,000 per month. From August 2015 through February 2017, DCA has been paid $170,000. The DCA contract was renewed at $3,000 a month effective March 1, 2017. On May 1, 2018, the Company amended the agreement with DCA to reduce the monthly fee to $2,000 a month. The amendment provides for a term of one year with a 30 day termination clause. The Company incurred fees of $6,000 and $9,000 for the three months ended March 31, 2019 and 2018, respectively. The Company incurred fees of $12,000 and $18,000 for the six months ended March 31, 2019 and 2018, respectively. The agreement with DCA was terminated on April 20, 2019.

Hooper Holmes Agreement

In 2016, we entered into an agreement with Hooper Holmes Inc, for which Dr. Smith, our Chairman of the Board, became an advisory member of its board as of March 16, 2017, and in which Mr. Pappajohn, our director, has participated in equity raises to become the beneficial owner of a greater than 10% interest. Hooper Holmes performs EEGs nationwide to patients who wish to obtain a PEER report. The Company paid $0 and $54,300 for these services during the three months ended March 31, 2019 and 2018, respectively. The Company paid $2,600 and $90,700 for these services during the six months ended March 31, 2019 and 2018, respectively. The agreement with Hooper Holmes was deleted on December 31, 2018.

Private Placement with Directors and Management

On September 21, 2018, the Company entered into definitive agreements with George C. Carpenter IV, President and then Chief Executive Officer, Robin L. Smith, Chairman, as well as John Pappajohn, and Peter Unanue, each a director of the Company, and entities affiliated with Michal Votruba, a member of the Board of Directors of MYnd Analytics and Director of Life Sciences for the European-based RSJ-Gradus fund, relating to a private placement of an aggregate of 459,458 units for $1.85 per unit, with each unit consisting of one share of common stock and one common stock purchase warrant to purchase one share of Common Stock for $2.00 per share.

10. LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders less the current period preferred stock dividend by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three and six months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net loss for computation of basic and diluted net loss per share:
Net Loss attributable to MYnd Analytics, Inc.	$(2,258,600)	$(2,587,300)	$(4,636,100)	$(5,356,700)
Preferred stock dividends	(24,600)	—	(49,200)	—
	$(2,283,200)	$(2,587,300)	$(4,685,300)	$(5,356,700)

Basic and diluted net loss per share:
Basic and diluted net loss per share	$(0.27)	$(0.59)	$(0.59)	$(1.23)
Basic and diluted weighted average shares outstanding	8,399,443	4,362,564	7,964,021	4,347,745

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Warrants	6,075,319	5,617,481	6,075,319	5,617,481
Restricted common stock	13,095	42,416	13,095	42,416
Options	1,629,935	554,059	1,629,935	554,059
Total	7,718,349	6,213,956	7,718,349	6,213,956

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

Lease Commitments

The Company has entered into operating lease agreements for its office locations in California, Virginia and Pennsylvania which expire at various times through September 30, 2020. Minimum future lease payments under these leases are as follows:

	Payments due by period
Contractual Obligations	Total	2019	2020
Operating Lease Obligations	$177,300	$129,800	$47,500
Total	$177,300	$129,800	$47,500

12. SUBSEQUENT EVENTS

Aspire Line

Subsequent to March 31, 2019, the Company issued purchase notices to Aspire Capital to purchase 463,636 shares of common stock, at a weighted average per share price of $1.10, resulting in gross cash proceeds of $510,000.

Equity Grant to Chairman of the Board

                On May 8, 2019, the Board of Directors granted 50,000 restricted shares and 100,000 options to purchase common stock to the Chairman of the Board, Dr. Robin L. Smith, under the Company's Amended and Restated 2012 Omnibus Incentive Compensation Plan. The restricted shares and options vest immediately and survive the full term. In the event the merger does not close, Dr. Smith will forfeit 25,000 restricted shares and 25,000 shares of common stock to the Company's plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three and six months ended March 31, 2019 and 2018, and our Annual Report on Form 10-K for the year ended September 30, 2018, filed with the U.S. Securities and Exchange Commission on December 11, 2018.

Forward-Looking Statements

This discussion summarizes the significant factors affecting the unaudited condensed consolidated operating results, financial condition and liquidity and cash flows of MYnd Analytics, Inc. (“we,” “us,” “our,” or the “Company”) for the three and six month periods ended March 31, 2019 and 2018. Except for historical information, the matters discussed in this management’s discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

●	our need for immediate additional funding to support our operations and capital expenditures;

●	our ability to successfully maintain listing of our shares of common stock on the Nasdaq Capital Market, particularly given our failure as reported in this filing to satisfy the continued listing requirement for stockholder equity;

●	our history of operating losses;

●	our inability to gain widespread acceptance of our PEER Reports;

●	our inability to prevail in convincing the United States Food and Drug Administration (the “FDA”), that our rEEG or PEER Online service does not constitute a medical device and should, therefore, not be subject to regulations;

●	the possible imposition of fines or penalties by the FDA for alleged violations of its rules and regulations;

●	our subsidiary in telebehavioral health may be harmed by evolving governmental regulation;

●	our subsidiary’s business model requires us to work with affiliated professional entities not owned by the Company;

●	our subsidiary may require an expanded and maintained network of certified professionals;

●	our business may be subject to additional regulations in the future that could increase our compliance costs;

●	our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectations of analysts or investors;

●	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

●	any negative or unfavorable media coverage;

●	our inability to generate and commercialize additional products and services;

●	our inability to comply with the substantial and evolving regulation by state and federal authorities, which could hinder, delay or prevent us from commercializing our products and services;

●	our inability to successfully compete against existing and future competitors;

●	delays or failure in clinical trials;

●	any losses we may incur as a result of litigation;

●	our inability to manage and maintain the growth of our business;

●	our inability to protect our intellectual property rights;

●	employee relations;

●	possible security breaches;

●	possible medical liability claims;

●	our ability to sell common stock to Aspire Capital under our current common stock purchase agreement;

●	our ability to consummate the Merger and other transactions contemplated by the Merger Agreement;

●	our ability to consummate the transactions contemplated by the Separation Agreement, including the Separation and Distribution (as defined therein);

●	adverse tax consequences to shareholders of the transactions contemplated by the Merger Agreement and the Separation Agreement;

●	disruption following the transactions contemplated by the Merger Agreement and the Separation Agreement, if consummated;

●	possible personal injury claims in the future; and

●	our limited trading volume.

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

Overview

MYnd Analytics, Inc. (“MYnd,” “CNS,” “we,” “us,” “our,” or the “Company”), formerly known as CNS Response Inc., is a predictive analytics company that has developed a decision support tool to help physicians reduce trial and error treatment in mental health and provide more personalized care to patients. The Company employs a clinically validated scalable technology platform to support personalized care for mental health patients. The Company utilizes its patented machine learning, artificial intelligence, data analytics platform for the delivery of telebehavioral health services and its PEER predictive analytics product offering. On November 13, 2017, the Company acquired Arcadian, which manages the delivery of telepsychiatry and telebehavioral health services through a nationwide network of licensed and credentialed psychiatrists, psychologists and master’s-level therapists. The Company is commercializing its PEER predictive analytics tool to help physicians reduce trial and error treatment in mental health. MYnd’s patented, clinically validated technology platform ("PEER Online") utilizes complex algorithms to analyze electroencephalograms ("EEGs") to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict individual responses to a range of medications prescribed for the treatment of behavioral disorders including depression, anxiety, bipolar disorder, PTSD and other non-psychotic disorders.

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

The exchange ratio will be determined prior to closing and will cause our securityholders (including holders of options and warrants) prior to the effective time to collectively own 5.9% of the post-merger company on a fully diluted basis and Emmaus securityholders (including holders of options, warrants and convertible notes) prior to the effective time to collectively own 94.1% of the post-merger company on a fully diluted basis. The exchange ratio will reflect any dilution that may result from securities sold by us or Emmaus prior to the closing of the Merger and any changes to the number of outstanding convertible securities of each company. The Merger Agreement provides that if Emmaus converts certain debt obligations into equity within six months of the completion of the Merger, Emmaus will issue additional shares (equal to 5.9% of the shares issued in connection with the debt conversion to third parties) to an existing subsidiary of us which is expected to be spun-off to our stockholders prior to the effective time of the merger, as described below.

The post-merger company, led by Emmaus’ management team, is expected to be named “Emmaus Life Sciences, Inc.” Prior to the closing of the Merger, MYnd will seek shareholder approval to conduct a reverse split of its outstanding shares if necessary to satisfy listing requirements of the Nasdaq Capital Market (the “NasdaqCM”). The post-merger company is expected to trade on the NasdaqCM under a new ticker symbol. At the closing, the post-merger company’s board of directors is expected to consist of one member from us and up to six members from Emmaus. The Merger has been unanimously approved by the Board of Directors of each company. The transaction is expected to close no later than July 31, 2019, subject to approvals by the stockholders of us and Emmaus, and other closing conditions, including but not limited to the approval of the continued listing of the post-merger company’s common stock on the NasdaqCM, conversion of MYnd’s preferred stock into common stock, satisfaction of certain cash and debt conversion conditions and consummation of the MYnd spin-off described below.

Spin-Off

Prior to the closing of the Merger, we intend, subject to obtaining any required regulatory approvals and the completion of certain tax analyses, to transfer all of our businesses, assets and liabilities not assumed by Emmaus to our existing wholly-owned subsidiary, Telemynd, Inc., a Delaware corporation (“Telemynd”), pursuant to the terms of the Amended and Restated Separation and Distribution Agreement (the “Separation Agreement”) entered into on March 27, 2019 by us, Telemynd and MYnd Analytics, Inc., a California corporation (“MYnd California”) . We intend to distribute all shares of Telemynd held by us to our stockholders of record as a future record date will be determined for such potential distribution.

The Separation Agreement (i) amended and restated in its entirety that certain Separation and Distribution Agreement dated as of January 4, 2019, by and between MYnd and MYnd California (the “Prior Agreement”) and (ii) caused Telemynd to assume all of the rights and obligations of MYnd California under the Prior Agreement.

Pursuant to the Separation Agreement, the Telemynd Business (as defined in the Separation Agreement) would be separated from the Company upon, and subject to, the closing of the transactions contemplated by the Separation Agreement (provided that such transactions occur at all), and the Company intends to distribute all shares of Telemynd held by it to the Company’s stockholders of record as of a future record date to be determined for such potential distribution. The Separation Agreement includes the terms of the proposed spin-off and the distribution to the Company’s stockholders and includes representations and warranties, covenants and conditions, which would impact the terms of the proposed spin-off and distribution. The proposed spin-off will be subject to conditions and regulatory approvals not entirely under the control of the Company and the terms of the proposed spin-off, if and when completed, are subject to change. The foregoing summary of the Separation Agreement is not complete and qualified in its entirety by reference to the text of the Separation Agreement filed herewith.

Amendment to Merger Agreement

On May 10, 2019, the parties executed amendment no. 1 to the Merger Agreement.  By executing amendment no. 1, MYnd, Emmaus and Merger Sub agreed that: (i) the definition "Parent California Subsidiary" should be amended to refer to Telemynd, Inc., the newly formed wholly-owned corporation, (ii) MYnd would not adopt a new equity incentive plan at closing, which had been contemplated previously and determined to be unnecessary at this time, (iii) MYnd would be entitled to receive credit in its Net Liabilities calculation for certain agreed upon prepaid costs, (iv) Telemynd would be entitled to receive shares of Emmaus after closing if the exchange ratio applicable to any Company Warrants, Company Convertible Notes or Company Debentures is reduced during the six (6) month period after the closing of the Merger for any reason, and (v) the outside termination date was extended from May 31, 2019 to July 31, 2019.

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

The Company’s recurring net losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. During the six months ended March 31, 2019, the Company incurred a net loss of approximately $5.4 million and used approximately $3.8 million of net cash in operating activities. As of March 31, 2019, the Company’s accumulated deficit was approximately $89.9 million. In connection with these consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due for the next twelve months from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities.

If the Company raises additional funds by issuing additional equity or convertible debt securities, the fully diluted ownership percentages of existing stockholders will be reduced. In addition, any equity or debt securities that the Company would issue may have rights, preferences or privileges senior to those of the holders of its common stock.

To date, the Company has financed its cash requirements primarily from equity financings. The Company will need to raise funds immediately to continue its operations and increase demand for its services. Until it can generate sufficient revenues to meet its cash requirements, which it may never do, the Company must continue to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Quarterly Report on Form 10-Q . The Company continues to explore additional sources of capital, but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Nasdaq Listing Requirements

As March 31, 2019, we had stockholders’ equity of approximately $512,100, and we are no longer in compliance with such continue listing requirement. If our Common Stock is delisted and we are not able to list our Common Stock on another national securities exchange, we expect our securities would be quoted on an over–the–counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our Common Stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. There can be no assurance that an active trading market for our Common Stock will develop or be sustained. We may choose to raise additional capital in order to increase our stockholders’ equity in order to meet the NASDAQ continued listing standards. Any additional equity financings may be financially dilutive to and will be dilutive from an ownership perspective to our stockholders, and such dilution may be significant based upon the size of such financing. Additionally, we cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all. On February 21, 2019, the Company received a letter from The Nasdaq Stock Market ("Nasdaq") indicating that the Company was not compliant with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because the Company’s stockholders’ equity, as reported in the Company’s Quarterly Report on Form 10–Q for the period ended December 31, 2018, was below the required minimum of $2.5 million. Further, as of February 21, 2019, the Company did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. This notice of noncompliance has had no immediate impact on the continued listing or trading of the Company’s common stock on The Nasdaq Capital Market. On April 17, 2019, the Company received a letter from Nasdaq granting the Company an extension through August 20, 2019 to regain compliance with Listing Rule 5550(b). The terms of the extension are as follows:

●             On or before June 30, 2019, the Company must provide an update on the closing of the merger transaction. If the merger transaction is delayed or terminated for any reason, the Company must provide an updated plan of compliance. Upon review of the updated plan, Staff will determine if a further extension is warranted; and,

●            On or before August 20, 2019, the Company must complete its business combination with Emmaus and the post– merger company must file an application and receive approval to list its securities on the Nasdaq Stock Market.

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

Derivative accounting for convertible debt and warrants

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2019, the Company had no financial instruments that contain embedded derivative features.

Results of Operations for Three Months Ended March 31, 2019 and 2018

MYnd Analytics is focused on research and the commercialization of its PEER Reports through its Neurometric Services, as well as providing telehealth service through scheduling and videoconferencing which is accessed through a secure portal.

The following table presents consolidated statement of operations data for each of the periods:

Revenues

	Three months ended March 31,		Change
	2019	2018
Neurometric services	$44,800	$79,800	$(35,000)
Telepsychiatry services	415,300	380,100	35,200
Total Revenues	$460,100	$459,900	$200

Our neurometric services revenues decreased by $35,000, or approximately 44%, during the three months ended March 31, 2019. This decrease was primarily due to decreased sales of PEER reports during the period. Our telepsychiatry revenues increased by $35,200, or approximately 9.3% during the three months ended March 31, 2019 which was primarily due to our allocation of additional resources to the Arcadian platform during the 2019 period.

Cost of Revenues

	Three months ended March 31,		Change
	2019	2018
Neurometric services	$5,100	$69,700	$(64,600)
Telepsychiatry services	291,200	228,600	62,600
Cost of Revenues	$296,300	$298,300	$(2,000)

Cost of revenues increased during the three months ended March 31, 2019, primarily due to decreased cost of PEER, reports, offset by increased telepsychiatry service and labor costs. Our cost of revenues for neurometric services represents approximately 11% and 23%, respectively, of neurometric services revenues for the three months ended March 31, 2019 and 2018, respectively. The cost for neurometric services fluctuates as the Company pays fees to third party providers for EEG services as a cost for its Peer reports. In most cases, fees for Peer reports are billed to patients’ insurance carriers for which the Company does not recognize as revenues until they are ultimately collected. Historically, the Company has experienced a low collection rate while most claims are collected in excess of ninety days from billing. Therefore, there will be timing differences between payment of services (cost of revenues) and receipt of payment (revenues) which will not reflect evenly in the Company’s Statement of Operations.

Research expenses

	Three months ended March 31,		Change
	2019	2018
Services Research Expenses	$60,800	$73,400	$(12,600)

Research expenses consist of consulting fees, travel expenses, conference fees, and other miscellaneous costs listed as following:

		Three months ended March 31,		Change
		2019	2018
(1)	Consulting fees	58,500	69,800	(11,300)
(2)	Other miscellaneous costs	2,300	3,600	(1,300)
	Total Research Expenses	$60,800	$73,400	$(12,600)

(1)	Consulting costs decreased by $11,300 for the three months ended March 31, 2019 and 2018, primarily due to decreased consulting services during the period.

(2)	Other miscellaneous costs for the three months ended March 31, 2019 and 2018 were relatively unchanged.

Product Development

	Three months ended March 31,		Change
	2019	2018
Product Development Expenses	$237,300	$342,200	$(104,900)

Product development expenses consist of payroll costs, (including stock-based compensation), consulting fees, system development costs, conference fee, travel expenses, and miscellaneous costs which were as follows:

		Three months ended March 31,		Change
		2019	2018
(1)	Salaries and benefit costs	$152,600	$140,700	$11,900
(2)	Consulting fees	45,700	139,200	(93,500)
(3)	System development costs	28,400	46,800	(18,400)
(4)	Conference & travel	2,700	3,700	(1,000)
(5)	Other miscellaneous costs	7,900	11,800	(3,900)
	Total Product Development Expenses	$237,300	$342,200	$(104,900)

(1)	Salaries and benefits increased by $11,900 for the three months ended March 31, 2019 and 2018, primarily due to increased stock based compensation of $19,000;

(2)	Consulting fees decreased by $93,500 for the three months ended March 31, 2019, primarily due to services in relation to the upgrade of the Company's cloud based sales platform and for a data science project to improve the Company's algorithms for the production of an enhanced PEER report during the three months ended March 31, 2018;

(3)	System development and maintenance costs decreased by $18,400 for the three months ended March 31, 2019, primarily due to no system development cost incurred during the current period;

(4)	Conference and travel costs for the three months ended March 31, 2019 and 2018, were relatively unchanged;

(5)	Other miscellaneous costs decreased by $3,900 for the three months ended March 31, 2019, primarily due to decreased dues subscriptions ;

Sales and marketing

	Three months ended March 31,		Change
	2019	2018
Sales and Marketing Expenses	$199,400	$638,000	$(438,600)

Sales and marketing expenses consist of payroll and benefit costs, (including stock-based compensation), advertising and marketing expenses, consulting fees, and miscellaneous expenses.

		Three months ended March 31,
		2019	2018	Change
(1)	Salaries and benefit costs	$139,200	$342,300	$(203,100)
(2)	Consulting fees	31,200	95,100	(63,900)
(3)	Advertising and marketing costs	4,800	97,500	(92,700)
(4)	Conferences and travel costs	6,100	30,100	(24,000)
(5)	Other miscellaneous costs	18,100	73,000	(54,900)
	Total Sales and marketing expenses	$199,400	$638,000	$(438,600)

(1)	Salaries and benefits for the three months ended March 31, 2019 decreased by $203,100 from the 2018 period; primarily due to decreased salaries and commission of marketing and sales staff;

(2)	Consulting fees for the three months ended March 31, 2019 decreased by $63,900, primarily due to the decrease in the number of marketing consultants;

(3)	Advertising and marketing expenses for the three months ended March 31, 2019 decreased by $92,700 primarily due to decreased social media advertising;

(4)	Conference and travel expenditures for the three months ended March 31, 2019 decreased by $24,000, primarily due to decreased travel expense for the sales staff; and

(5)	Miscellaneous expenditures for the three months ended March 31, 2019 decreased by $54,900, primarily due to decreased rent and office expenses.

General and administrative

	Three months ended March 31,
	2019	2018	Change
General and administrative expenses	$2,350,300	$1,740,900	$609,400

General and administrative expenses consist of payroll and benefit costs, (including stock based compensation), legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference fees, and travel expenses.

		Three months ended March 31,
		2019	2018	Change
(1)	Salaries and benefit costs	$998,200	$728,000	$270,200
(2)	Consulting fees	336,600	364,200	(27,600)
(3)	Legal fees	484,600	44,300	440,300
(4)	Other professional fees	108,000	246,200	(138,200)
(5)	Patent costs	44,800	45,800	(1,000)
(6)	Marketing and investor relations costs	143,700	46,500	97,200
(7)	Conference and travel costs	36,200	26,100	10,100
(8)	Dues & subscriptions fees	52,600	49,700	2,900
(9)	Computer & web services	20,100	40,000	(19,900)
(10)	General admin and occupancy costs	125,500	150,100	(24,600)
	Total General and administrative expenses	$2,350,300	$1,740,900	$609,400

(1)	Salaries and benefit expenses increased by $270,200 for the three months ended March 31, 2019 period. This increase was primarily due to increased bonus accrual of $153,000, and increased telepsychiatry management and staff cost due to acquisition of Arcadian on November 13, 2017;

(2)	Consulting fees decreased by $27,600 for the three months ended March 31, 2019 period, primarily related to decreased operational and consulting fees;

(3)	Legal fees increased by $440,300 for the three months ended March 31, 2019 period, primarily due to additional legal fees related to the negotiation and execution of the merger agreement and other financing activities;

(4)	Other professional fees decreased by $138,200 for the three months ended March 31, 2019 period, primarily due to higher audit fees in relation to the acquisition of Arcadian in fiscal 2018;

(5)	Patent costs decreased by $1,000 primarily due to less volume of patent and trademark applications and maintenance costs;

(6)	Marketing and investor relations costs increased by $97,200 for the three months ended March 31, 2019 as the Company engaged public relation firms in relation to capital raise and support of NASDAQ matters;

(7)	Conference and travel costs increased by $10,100 for the three months ended March 31, 2019, primarily due to more conferences attended and travel made during the period;

(8)	Dues and subscription costs increased by $2,900 for the three months ended March 31, 2019, primarily due to additional licenses for our Salesforce platform;

(9)	Computer and web services decreased by $19,900 for the three months ended March 31, 2019, primarily due to decreased services related to our telepsychiatry business and cloud hosting fees; and

(10)	General administrative and occupancy costs decreased by $24,600 for the three months ended March 31, 2019 period, primarily due to decreased Delaware franchise tax at $98,000, offset by increased bad debt write off at $14,000, and increased expenses from acquisition of Arcadian in fiscal 2018.

Other income (expense)

	Three months ended March 31,		Change
	2019	2018
Interest expense	$(23,400)	$(24,800)	$1,400

Interest expense for the three months ended March 31, 2019 and 2018 were relatively unchanged;

Net Loss

	Three months ended March 31,		Change
	2019	2018
Loss, net	$(2,709,700)	$(2,659,600)	$(50,100)

Our net loss was $2.7 million for the three months ended March 31, 2019, compared to a net loss of approximately $2.7 million for the same period ended March 31, 2018, primarily due to increased revenue from the acquisition of our telepsychiatry business on November 13, 2018, offset by increased costs and expenses respectively.

Results of Operations for Six Months Ended March 31, 2019 and 2018

MYnd Analytics is focused on research and the commercialization of its PEER Reports through its Neurometric Services, as well as providing telehealth service through scheduling and videoconferencing which is accessed through a secure portal.

The following table presents consolidated statement of operations data for each of the periods:

Revenues

	Six months ended March 31,		Change
	2019	2018
Neurometric services	$124,000	$133,100	$(9,100)
Telepsychiatry services	723,200	448,800	274,400
Total Revenues	$847,200	$581,900	$265,300

Our neurometric services revenues decreased by $9,100, or approximately 7% for the six months ended March 31, 2019 The decrease was primarily due to decreased sales of PEER reports during the period. Our telepsychiatry revenues increased by $274,400, or approximately 61% during the six months ended March 31, 2019. Our increase in telepsychiatry services revenues is due to a combination of factors. First, the Company only began operating its Arcadian business during the three months ended December 31, 2017. As a result, the Company only recognized revenues from the Arcadian business (i.e. telepsychiatry services revenues) for a portion of the six-months ended March 31, 2018. In addition, the Company provided additional resources to the Arcadian platform during 2019, which improved its results of operations.

Cost of Revenues

	Six months ended March 31,		Change
	2019	2018
Neurometric services	$11,500	$118,800	$(107,300)
Telepsychiatry services	509,900	264,400	245,500
Cost of Revenues	$521,400	$383,200	$138,200

Overall, the cost of revenues increased during the six months ended March 31, 2019, primarily due to fees paid to service providers as a result of increased sales for telepsychiatry services. Our cost of revenues for neurometric services represents approximately 2% and 31%, respectively, of neurometric services revenues for the six months ended March 31, 2019 and 2018, respectively. The cost for neurometric services fluctuates as the Company pays fees to third party providers for EEG services as a cost for its Peer reports. In most cases Peers are billed to patients’ insurance carriers for which the Company does not recognize as revenues until they are ultimately collected. Historically the Company has experienced a low collection rate while most claims are collected in excess of ninety days from billing. Therefore, there will be timing differences between payment of services (cost of revenues) and receipt of payment (revenues) which will not reflect evenly in the Company’s Statement of Operations.

Research expenses

	Six months ended March 31,		Change
	2019	2018
Services Research Expenses	$141,600	$154,900	$(13,300)

Research expenses consist of consulting fees, travel expenses, conference fees, and other miscellaneous costs listed as following:

		Six months ended March 31,		Change
		2019	2018
(1)	Consulting fees	137,000	148,800	(11,800)
(2)	Other miscellaneous costs	4,600	6,100	(1,500)
	Total Research Expenses	$141,600	$154,900	$(13,300)

(1)	Consulting costs decreased by $11,800 for the six months ended March 31, 2019 and 2018, primarily due to decreased consulting services during the period;

(2)	Other miscellaneous costs for the six months ended March 31, 2019 and 2018 were relatively unchanged.

Product Development

	Six months ended March 31,		Change
	2019	2018
Product Development Expenses	$474,300	$611,400	$(137,100)

Product development expenses consist of payroll costs, (including stock-based compensation), consulting fees, system development costs, conference fee, travel expenses, and miscellaneous costs which were as follows:

		Six months ended March 31,		Change
		2019	2018
(1)	Salaries and benefit costs	$295,100	$265,100	$30,000
(2)	Consulting fees	97,300	211,700	(114,400)
(3)	System development costs	63,500	82,800	(19,300)
(4)	Conference & travel	4,100	14,600	(10,500)
(5)	Other miscellaneous costs	14,300	37,200	(22,900)
	Total Product Development Expenses	$474,300	$611,400	$(137,100)

(1)	Salaries and benefits increased by $30,000 for the six months ended March 31, 2019, primarily due to increased stock-based compensation $33,000 recognized during the six months of 2019;

(2)	Consulting fees decreased by $114,400 for the six months ended March 31, 2019, primarily due to services in relation to the upgrade of the Company's cloud based sales platform and for a data science project to improve the Company's algorithms for the production of an enhanced PEER report during the six months ended March 31, 2018.

(3)	System development and maintenance costs decreased by $19,300 for the six months ended March 31, 2019, primarily due to no system development cost incurred during the current period;

(4)	Conference and travel costs decreased by $10,500 during the six months March 31, 2019 and 2018, primarily due to decreased conference attendance and travel expenses;

(5)	Other miscellaneous costs decreased by $22,900 for the six months ended March 31, 2019, primarily due to decreased computer services and dues subscriptions during the period;

Sales and marketing

	Six months ended March 31,		Change
	2019	2018
Sales and Marketing Expenses	$351,300	$1,305,200	$(953,900)

Sales and marketing expenses consist of payroll and benefit costs, (including stock-based compensation), advertising and marketing expenses, consulting fees, and miscellaneous expenses.

		Six months ended March 31,
		2019	2018	Change
(1)	Salaries and benefit costs	$230,600	$589,400	$(358,800)
(2)	Consulting fees	58,100	270,000	(211,900)
(3)	Advertising and marketing costs	4,800	248,600	(243,800)
(4)	Conferences and travel costs	9,600	55,700	(46,100)
(5)	Other miscellaneous costs	48,200	141,500	(93,300)
	Total Sales and marketing expenses	$351,300	$1,305,200	$(953,900)

(1)	Salaries and benefits for the six months ended March 31, 2019 decreased by $358,800 from the 2018 period; primarily due to decreased salaries and commission of marketing and sales staff;

(2)	Consulting fees for the six months ended March 31, 2019 decreased by $211,900, primarily due to the decrease in the number of marketing consultants;

(3)	Advertising and marketing expenses for the six months ended March 31, 2019 decreased by $243,800 primarily due to decreased social media advertising;

(4)	Conference and travel expenditures for the six months ended March 31, 2019 decreased by $46,100, primarily due to decreased travel expense for the sales staff; and

(5)	Miscellaneous expenditures for the six months ended March 31, 2019 decreased by $93,300, primarily due to decreased rent and office expenses.

General and administrative

	Six months ended March 31,
	2019	2018	Change
General and administrative expenses	$4,724,100	$3,515,800	$1,208,300

General and administrative expenses consist of payroll and benefit costs, (including stock based compensation), legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference fees, and travel expenses.

		Six months ended March 31,
		2019	2018	Change
(1)	Salaries and benefit costs	$1,974,900	$1,430,800	$544,100
(2)	Transaction fees	—	438,600	(438,600)
(2)	Consulting fees	729,800	562,300	167,500
(3)	Legal fees	926,000	78,900	847,100
(4)	Other professional fees	206,700	367,300	(160,600)
(5)	Patent costs	46,200	55,300	(9,100)
(6)	Marketing and investor relations costs	229,700	119,000	110,700
(7)	Conference and travel costs	63,600	82,800	(19,200)
(8)	Dues & subscriptions fees	109,000	95,000	14,000
(9)	Computer & web services	68,400	40,000	28,400
(10)	General admin and occupancy costs	369,800	245,800	124,000
	Total General and administrative expenses	$4,724,100	$3,515,800	$1,208,300

(1)	Salaries and benefit expenses increased by $544,100 for the six months ended March 31, 2019 period, primarily due to increased bonus accrual of $163,000, and increased telepsychiatry management and staff cost due to acquisition of Arcadian on November 13, 2017;

(2)	Transaction cost was decreased by $438,600 primarily due to telepsychiatry management and staff cost related from acquisition of Arcadian on November 13, 2017;

(3)	Consulting fees increased by $167,500 for the six months ended March 31, 2019 period, primarily related to increased operational and consulting fees, as well as increased recruitment fees;

(4)	Legal fees increased by $847,100 for the six months ended March 31, 2019 period, primarily due to additional legal fees related to the negotiation and execution of the merger agreement and other financing activities;

(5)	Other professional fees decreased by $160,600 for the six months ended March 31, 2019 period, primarily due to higher audit fees in relation to the acquisition of Arcadian in fiscal 2018;

(6)	Patent costs decreased by $9,100 primarily due to less volume of patent and trademark applications and maintenance costs;

(7)	Marketing and investor relations costs increased by $110,700 for the six months ended March 31, 2019 as we engaged public relation firms in relation to capital raise and support of NASDAQ matters;

(8)	Conference and travel costs decreased by $19,200 for the six months ended March 31, 2019, primarily due to less conferences attended and less travel made during the period;

(9)	Dues and subscription costs increased by $14,000 for the six months ended March 31, 2019, primarily due to additional licenses for our Salesforce platform;

(10)	Computer and web services increased by $28,400 for the six months ended March 31, 2019, primarily due to increased services related to our telepsychiatry business and cloud hosting fees; and

(11)	General administrative and occupancy costs increased by $124,000 for the six months ended March 31, 2019 period. The increase was primarily due to increased bad debt write off at $12,700, and increased expenses related to our telepsychiatry business, offset by decreased in Delaware franchise tax in the amount of $43,000.

Other income (expense)

	Six months ended March 31,		Change
	2019	2018
Interest expense	$(46,300)	$(38,500)	$(7,800)

Interest expense decreased by $7,800 for the six months ended March 31, 2019, primarily due to interest expense in relation to the acquisition of Arcadian on November 13, 2017.

Net Loss

	Six months ended March 31,		Change
	2019	2018
Loss, net	$(5,414,100)	$(5,429,000)	$14,900

Our net loss was $14,900 less for the six months ended March 31, 2019, compared to the same period ended March 31, 2018, primarily due to increased revenue from the acquisition of our telepsychiatry business on November 13, 2018, offset by increased costs and expenses respectively.

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

As of March 31, 2019, we had an accumulated deficit of approximately $89.9 million compared to our accumulated deficit as of September 30, 2018, of approximately $85.2 million. Our management expects that with our proposed clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. The Company continues to explore additional sources of capital but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations.

As of March 31, 2019, we had approximately $1.2 million in cash and cash equivalents and a working capital deficit of approximately $352,000. This is compared to our cash position of approximately $3.3 million as of September 30, 2018 and working capital of approximately $2.3 million.

The Company has been funded through multiple rounds of private placements, primarily from members of our Board or our affiliates, one public offering of common stock and recently, through our facility with Aspire Capital.

Working Capital, Going Concern, Operating Capital and Capital Expenditure Requirements

As of March 31, 2019, we had approximately $1.2 million in cash and cash equivalents, compared to approximately $3.3 million of cash and cash equivalents as of September 30, 2018.

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

The Aspire Capital Equity Lines of Credit

On December 6, 2016, the Company, entered into a common stock purchase agreement (the "First Purchase Agreement") with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30- month term of the First Purchase Agreement. For details of the First Purchase Agreement financing see "Private Placement Transactions - The Aspire Capital Equity Credit Lines” below.

From April 3, 2018 to May 7, 2018 the Company sold 1,180,000 shares of common stock to Aspire Capital under the First Purchase Agreement and received total proceeds of $2.4 million.

On May 15, 2018, the Company, entered into the Second Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Second Purchase Agreement. For details of the Purchase Agreement financing see "Private Placement Transactions?The Aspire Capital Equity Credit Linea” below.

From May 15, 2018 to March 31, 2019, the Company sold 2,200,100 shares of common stock to Aspire Capital under the Second Purchase Agreement and received total proceeds of approximately $3.7 million.

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

Shares of the Company’s Series A and Series A-1 Preferred Stock are entitled to receive cash dividends at the rate of five percent (5.00%) of the Original Series A and Series A-1 Issue Price per annum, payable out of funds legally available therefor. Dividends will only payable when and if declared or upon certain events.

The Warrants are exercisable for a period of five years for an exercise price of $2.34. The exercise price is subject to adjustment for stock splits, stock dividends, combinations or similar events. The Warrants may not be exercised on a cashless basis.

Cash Flows

Net cash used in operating activities was approximately $3.8 million for the six months ended March 31, 2019, compared to approximately $4.7 million for the same period in 2018. The approximate $0.9 million net decrease in cash used for operations was primarily due to an increase in accounts payable of approximately $0.4 million, and increased stock based compensation at $0.2 million.

During the six months ended March 31, 2019, the Company used $9,100 in investing activities related to the purchase of furniture and equipment. During the six months ended March 31, 2018, the Company used $361,800 in investing activities, including $55,200 for the purchase of office equipment and $306,600 related to the acquisition of Arcadian.

Net Cash provided by financing activities for the six months ended March 31, 2019 was $1.8 million, consisting $1.8 million of gross proceeds received from Aspire purchase, offset by $17,500 repayments on notes payable and $600 repayments on a capital lease. Net Cash provided by financing activities for the six months ended March 31, 2018 was $2.1 million, consisting $2.1 million of gross proceeds received from private placements, offset by $34,100 repayments on notes payable and $600 repayments on a capital lease.

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

On May 15, 2018 the Company terminated the First Purchase Agreement and entered into the Second Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 250,000 shares of the Company’s common stock ( the "Second Commitment Shares"). See Note 6. Stockholders’Equity of the Condensed Consolidated Financial Statements for additional detail.

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

The Second Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the Second Purchase Agreement on any purchase day selected where the closing sale price of the Company’s common stock is less than $0.50. There are no trading volume requirements or restrictions under the Second Purchase Agreement, and the Company will control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Second Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Second Purchase Agreement. In consideration for entering into the Second Purchase Agreement, concurrently with the execution of the Second Purchase Agreement, the Company issued to Aspire Capital 250,000 shares of Common Stock (the “Second Commitment Shares”). The Second Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Second Purchase Agreement. Any proceeds from the Company receives under the Second Purchase Agreement are expected to be used for working capital and general corporate purposes.

As of March 31, 2019, the Company has issued purchase notices to Aspire Capital under the First Purchase Agreement to purchase 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million.

From May 15, 2018 to March 31, 2019, the Company sold 2,200,100 shares of common stock to Aspire Capital under the Second Purchase Agreement and received total proceeds of approximately $3.7 million.

The Second Purchase Agreement previously restricted the amount of shares that may be sold to Aspire Capital thereunder to 1,134,671 shares of Common Stock (the “Exchange Cap”). On November 26, 2018, the Company received shareholder approval to remove the Exchange Cap in compliance with the applicable listing rules of the Nasdaq Stock Market. Pursuant to Nasdaq Listing Rule 5635(d), shareholder approval is required prior to the issuance of securities in connection with a transaction other than a public offering involving the sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock outstanding before the issuance for less than the greater of book or market value of the stock. Following receipt of shareholder approval, the Company may issue an additional $8.1 million, up to an aggregate of $10 million, of common stock to Aspire Capital under the Second Purchase Agreement, with availability of $6.3 million at March 31, 2019.

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

Shares of the Company’s Series A and Series A-1 Preferred Stock are entitled to receive cash dividends at the rate of five percent (5.00%) of the Original Series A and Series A-1 Issue Price per annum, payable out of funds legally available therefor. Dividends will only payable when and if declared or upon certain events.

The Warrants are exercisable for a period of five years for an exercise price of $2.34. The exercise price is subject to adjustment for stock splits, stock dividends, combinations or similar events. The Warrants may not be exercised on a cashless basis.

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

The Company has used the proceeds of the above financings for general corporate purposes.

These private placements were made pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act, and Regulation D thereunder.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10–Q. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2019.

Changes in Internal Controls over Financial Reporting

Effective October 1, 2018, we adopted the new revenue standard. While the new revenue standard is expected to have an immaterial impact on our ongoing revenue and net income, it will require management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to revenue recognition for the quarter ended March 31, 2019. These changes include updated accounting policies affected by the new revenue standard, redesigned internal controls over financial reporting related to the new revenue standard, expanded data gathering to comply with the additional disclosure requirements, training of individuals responsible for implementation of, and continuing compliance with, the new revenue standard, as well as ongoing contract review requirements.

Other than the material weakness in our internal control over financial reporting and adoption of the new revenue standard described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor captioned “If we cannot continue to satisfy NASDAQ’s continuing listing criteria, NASDAQ may subsequently delist our Common Stock, particularity given recent notice that our stockholder equity is below the required level” is hereby amended as follows: NASDAQ requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our Common Stock. Generally, we must maintain a minimum amount of stockholder’s equity (generally $2.5 million) and a minimum number of holders of our securities (generally 300 round lot holders). If we fail to meet any of the continuing listing requirements, our Common Stock may be subject to delisting. As March 31, 2019, we had stockholders’equity of approximately $512,100, and we are no longer in compliance with such continue listing requirement. If our Common Stock is delisted and we are not able to list our Common Stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our Common Stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. There can be no assurance that an active trading market for our Common Stock will develop or be sustained. We may choose to raise additional capital in order to increase our stockholders’ equity in order to meet the NASDAQ continued listing standards. Any additional equity financings may be financially dilutive to and will be dilutive from an ownership perspective to our stockholders, and such dilution may be significant based upon the size of such financing. Additionally, we cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all. On February 21, 2019, the Company received a letter from The Nasdaq Stock Market ("Nasdaq") indicating that the Company was not compliant with the minimum stockholders' equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because the Company's stockholders' equity, as reported in the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2018, was below the required minimum of $2.5 million. Further, as of February 21, 2019, the Company did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. This notice of noncompliance has had no immediate impact on the continued listing or trading of the Company’s common stock on The Nasdaq Capital Market. On April 17, 2019, the Company received a letter from Nasdaq granting the Company an extension through August 20, 2019 to regain compliance with Listing Rule 5550(b). The terms of the extension are as follows:

●	On or before June 30, 2019, the Company must provide an update on the closing of the merger transaction. If the merger transaction is delayed or terminated for any reason, the Company must provide an updated plan of compliance. Upon review of the updated plan, Staff will determine if a further extension is warranted; and,

●	On or before August 20, 2019, the Company must complete its business combination with Emmaus and the post-merger company must file an application and receive approval to list its securities on the Nasdaq Stock Market.

No assurance can be given that the Company will be able to regain compliance prior to such date.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Massachusetts Lease Agreement

                On March 13, 2019, the Company entered into a lease for 1,800 square feet of office space in Shirley, Massachusetts. The lease is month to month terminating on September 30, 2018. The rent is pro-rated through March 31, 2019 for $1,505 and is then increased to $2,100, per month. The security deposit is $2,100.

Amendment to Merger Agreement

On May 10, 2019, the parties executed amendment no. 1 to the Merger Agreement.  By executing amendment no. 1, MYnd, Emmaus and Merger Sub agreed that: (i) the definition "Parent California Subsidiary" should be amended to refer to Telemynd, Inc., the newly formed wholly-owned corporation, (ii) MYnd would not adopt a new equity incentive plan at closing, which had been contemplated previously and determined to be unnecessary at this time, (iii) MYnd would be entitled to receive credit in its Net Liabilities calculation for certain agreed upon prepaid costs, (iv) Telemynd would be entitled to receive shares of Emmaus after closing if the exchange ratio applicable to any Company Warrants, Company Convertible Notes or Company Debentures is reduced during the six (6) month period after the closing of the Merger for any reason, and (v) the outside termination date was extended from May 31, 2019 to July 31, 2019.

Item 6.	Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger and Reorganization dated as of January 4, 2019 by and among MYnd Analytics, Inc., Athena Merger Subsidiary, Inc. and Emmaus Life Sciences, Inc., incorporated by reference to the registrant’s Current Report on Form 8-K dated January 4, 2019 and filed on January 7, 2019. (File No. 001-35527).

2.2+	Amendment No. 1 dated May 10, 2019 to the Agreement and Plan of Merger and Reorganization dated as of January 4, 2019 by and among MYnd Analytics, Inc., Athena Merger Subsidiary, Inc. and Emmaus Life Sciences, Inc.

10.1+	Amended and Restated Separation and Distribution Agreement dated as of March 27, 2019, by and among MYnd Analytics, Inc., a Delaware corporation and its wholly-owned subsidiary, Telemynd, Inc., a Delaware corporation and MYnd Analytics, Inc., a California corporation.

10.2	Form of Emmaus Voting Agreement dated as of January 4, 2019, incorporated by reference to the registrant’s Current Report on Form 8-K dated January 4, 2019 and filed on January 7, 2019. (File No. 001-35527).

10.3	Form of MYnd Voting Agreement dated as of January 4, 2019, incorporated by reference to the registrant’s Current Report on Form 8-K dated January 4, 2019 and filed on January 7, 2019. (File No. 001-35527).

10.4	Form of Emmaus Lock-Up Agreement dated as of January 4, 2019, incorporated by reference to the registrant’s Current Report on Form 8-K dated January 4, 2019 and filed on January 7, 2019. (File No. 001-35527).

10.5	Form of MYnd Lock-Up Agreement dated as of January 4, 2019, incorporated by reference to the registrant’s Current Report on Form 8-K dated January 4, 2019 and filed on January 7, 2019. (File No. 001-35527).

10.6	Employment Agreement dated as of December 12, 2018 by and between MYnd Analytics, Inc. and Patrick Herguth, incorporated by reference to the registrant’s Current Report on Form 8-K dated December 12, 2018 and filed on December 12, 2018 . (File No. 001-35527).

10.7	Amendment to Carpenter Employment Agreement dated as of December 12, 2018 by and between MYnd Analytics, Inc. and George C. Carpenter, IV, incorporated by reference to the registrant’s Current Report on Form 8-K dated December 12, 2018 and filed on December 12, 2018. (File No. 001-35527).

10.8+	Commercial Lease Agreement dated March 13, 2019.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d- 14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d- 14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.INS	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+ filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYnd Analytics, Inc.

Date: May 10, 2019		/s/ Patrick Herguth
	By:	Patrick Herguth
	Its:	Chief Executive Officer (Principal Executive Officer)

/s/ Donald D’Ambrosio
	By:	Donald D’Ambrosio
	Its:	Chief Financial Officer (Principal Financial Officer)