Form 10-Q
period 2019-06-30
Emmaus Life Sciences, Inc.
filed 2019-08-14
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 001-35527

Emmaus Life Sciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0419387
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21250 Hawthorne Boulevard, Suite 800

Torrance, California 90503

(Address of principal executive offices) (Zip Code)

(310) 214-0065

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC
Warrants to Purchase Common Stock	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock and preferred stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2019
Common Stock, $0.001 par value per share	47,467,152 shares

EXPLANATORY NOTE

This Quarterly Report is filed by Emmaus Life Sciences, Inc. (“Emmaus,” “we,” “us,” “our,” or the “Company”), formerly known as MYnd Analytics, Inc. As of and for the period ending June 30, 2019, the Company was a predictive analytics company that had developed a decision support tool to help physicians reduce trial and error treatment in mental health and provide more personalized care to patients. As reported in its Current Report on Form 8-K filed with the SEC on July 22, 2019 and as discussed in more detail in this Quarterly Report, on July 17, 2019, the Company completed its merger transaction with EMI Holding, Inc., formerly known as Emmaus Life Sciences, Inc. (“EMI”), pursuant to which EMI became a wholly-owned subsidiary of the Company (the “Merger”). On July 17, 2019, immediately after completion of the Merger, the Company changed its name to “Emmaus Life Sciences, Inc.”

The Merger was treated as a reverse merger under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. For accounting purposes, EMI is considered to have acquired the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

In connection with and prior to the Merger, the Company contributed and transferred to Telemynd, Inc. (“Telemynd”), a newly formed, wholly owned subsidiary of the Company, all or substantially all of the Company’s business, assets and liabilities. On July 15, 2019, the board of directors of the Company declared a dividend with respect to the shares of the Company common stock outstanding at the close of business on that day of one share of the Telemynd common stock held by the Company for each outstanding share of the Company common stock after giving effect to a 1-for-6 reverse stock split of the Company’s common stock effected by the Company on July 17, 2019. The dividend, which together with the contribution and transfer of the Company’s historical business, assets and liabilities described above, is referred to as the “Spin-Off.” Prior to the Spin-Off, Telemynd engaged in no business or operations.

As a result of the Spin-Off and the Merger, since July 17, 2019 the Company has operated through EMI and its direct and indirect subsidiaries and the ongoing business of the Company is the EMI business. EMI is a commercial-stage biopharmaceutical company focused on the development, marketing and sale of innovative treatments and therapies, including those in the rare and orphan disease categories. For more information, please visit www.emmausmedical.com. The information contained on, or accessible through, our website is not incorporated by reference into this Quarterly Report and should not be considered to be a part of this Quarterly Report.

Concurrently with the filing of this Quarterly Report, the Company is filing an amendment on Form 8-K/A to its Current Report on Form 8-K relating to the completion of the Merger and the Spin-Off which includes financial statements of EMI as of and for the three months and six months ended June 30, 2019 and certain pro forma financial information. This Quarterly Report should be read in conjunction with the information in the Form 8-K/A.

Accordingly, the financial condition and results of operations of the Company for the periods presented in this Quarterly Report bear no relationship to the business, financial condition and results of operations of EMI and are not indicative of the business, financial condition and results of operations of the Company for any future period. The Company’s future business, financial condition and results of operations will reflect the business, financial condition and results of operations of EMI and its consolidated subsidiaries.

Emmaus Life Sciences, Inc.  and its subsidiaries

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2019 (Unaudited)	As of September 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,443,400	$3,254,700
Accounts receivable, net	183,400	63,300
Prepaid insurance	—	57,900
Prepaid expenses and other current assets	151,700	134,700
Total current assets	2,778,500	3,510,600
Property and equipment, net	82,800	110,800
Intangible assets, net	74,300	116,500
Goodwill	1,386,800	1,386,800
Other assets	26,000	27,100
TOTAL ASSETS	$4,348,400	$5,151,800

LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable (including $38,900 and $30,350 to related parties as of June 30, 2019 and September 30, 2018, respectively)	$561,500	$346,900
Accrued liabilities	518,600	268,900
Accrued compensation	207,100	175,400
Accrued compensation – related parties	457,300	209,300
Accrued interest and other liabilities	3,900	3,900
Deferred revenue	175,800	159,700
Current portion of leases	1,500	1,300
Total current liabilities	1,925,700	1,165,400
LONG-TERM LIABILITIES
Long-term borrowing, net	615,800	587,700
Accrued interest on long-term borrowing	122,100	110,100
Long-term portion of capital lease	900	2,100
Total long-term liabilities	738,800	699,900
TOTAL LIABILITIES	2,664,500	1,865,300
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 15,000,000 authorized; 1,500,000 shares of Series A Preferred Stock and 500,000 shares of Series A-1 authorized; 550,000 shares of Series A Preferred Stock and 500,000 shares of Series A-1 issued and outstanding as of June 30, 2019 and as of September 30, 2018; aggregate liquidation preference of $1,968,750 as of June 30, 2019 and as of September 30, 2018;	1,100	1,100
Common stock, $0.001 par value; 250,000,000 shares authorized as of June 30, 2019 and September 30, 2018 respectively, 12,701,266 and 7,407,254 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively;	12,700	7,400
Additional paid-in capital	95,789,800	89,257,700
Accumulated deficit	(92,003,100)	(85,245,300)
	3,800,500	4,020,900

Non-controlling interest	(2,116,600)	(734,400)

Total stockholders’ equity	1,683,900	3,286,500
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,348,400	$5,151,800

See accompanying notes to unaudited condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Neurometric services	$36,500	$65,600	$160,500	$198,700
Telepsychiatry services	490,500	326,100	1,213,700	774,900
Total revenues	527,000	391,700	1,374,200	973,600

COST OF REVENUES
Neurometric services	3,400	14,700	14,900	133,500
Telepsychiatry services	404,200	229,500	914,100	493,900
	407,600	244,200	929,000	627,400

GROSS MARGIN	119,400	147,500	445,200	346,200

OPERATING EXPENSES
Research	60,500	64,800	202,100	219,700
Product development	274,800	361,900	749,100	973,300
Sales and marketing	241,200	182,600	592,500	1,487,800
General and administrative	2,245,500	2,451,600	6,969,600	5,967,400
Total operating expenses	2,822,000	3,060,900	8,513,300	8,648,200

OPERATING LOSS	(2,702,600)	(2,913,400)	(8,068,100)	(8,302,000)

OTHER INCOME (EXPENSE):
Interest expense, net	(23,200)	(23,800)	(69,500)	(62,300)
Total other income (expense)	(23,200)	(23,800)	(69,500)	(62,300)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,725,800)	(2,937,200)	(8,137,600)	(8,364,300)
Income taxes	100	—	2,400	1,900
NET LOSS	$(2,725,900)	$(2,937,200)	$(8,140,000)	$(8,366,200)

Net loss attributable to noncontrolling interest	(604,200)	(332,200)	(1,382,200)	(404,500)

Net Loss attributable to MYnd Analytics, Inc.	$(2,121,700)	$(2,605,000)	$(6,757,800)	$(7,961,700)

BASIC AND DILUTED LOSS PER SHARE:	$(0.20)	$(0.46)	$(0.76)	$(1.66)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	10,722,152	5,698,523	8,880,214	4,793,273

See accompanying notes to unaudited condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the three and nine months ended June 30, 2019 and 2018

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Sub-total Stockholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Total
Balance at September 30, 2018	7,407,254	$7,400	1,050,000	$1,100	$89,257,700	$(85,245,300)	$4,020,900	$(734,400)	$3,286,500
Stock based compensation	144,000	200			517,100	—	517,300		517,300
Common Stock issued to vendors for services	3,750	—	—	—	5,600	—	5,600	—	5,600
Net loss	—	—	—	—	—	(2,377,500)	(2,377,500)	(326,900)	(2,704,400)
Balance at December 31, 2018	7,555,004	$7,600	1,050,000	$1,100	$89,780,400	$(87,622,800)	$2,166,300	$(1,061,300)	$1,105,000
Stock-based compensation	30,000	—	—	—	258,000	—	258,000	—	258,000
Shares issued to Aspire Capital Purchase Agreement	1,315,429	1,300			1,810,500	—	1,811,800		1,811,800
Common Stock issued to vendors for services	36,262	—	—	—	47,000	—	47,000	—	47,000
Net loss	—	—	—	—	—	(2,258,600)	(2,258,600)	(451,100)	(2,709,700)
Balance at March 31, 2019	8,936,695	$8,900	1,050,000	$1,100	$91,895,900	$(89,881,400)	$2,024,500	$(1,512,400)	$512,100
Stock-based compensation	76,250	50			438,150		438,200	—	438,200
Shares issued to Aspire Capital Purchase Agreement	908,080	900			909,200	—	910,100		910,100
Proceeds from public offering	2,776,491	2,800			2,541,900		2,544,700		2,544,700
Common Stock issued to vendors for services	3,750	50			4,650	—	4,700	—	4,700
Net loss						(2,121,700)	(2,121,700)	(604,200)	(2,725,900)
Balance at June 30, 2019	12,701,266	$12,700	1,050,000	$1,100	$95,789,800	$(92,003,100)	$3,800,500	$(2,116,600)	$1,683,900

See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Sub-total Stockholders’	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Total
Balance at September 30, 2017	4,299,311	$4,300	—	$—	$80,189,700	$(75,646,600)	$4,547,400	—	$4,547,400
Stock-based compensation	37,500	100			336,500		336,600	—	336,600
Common Stock issued to vendors for services	23,750	—			14,800		14,800		14,800
Net loss						(2,769,300)	(2,769,300)	—	(2,769,300)
Balance at December 31, 2017	4,360,561	$4,400	—	$—	$80,541,000	$(78,415,900)	$2,129,500	$—	$2,129,500
Stock-based compensation	20,000	—			256,400	—	256,400	—	256,400
Common Stock issued to vendors for services	(16,250)	—			11,000	—	11,000	—	11,000
Stock issued for preferred shares	—	—	1,050,000	1,100	2,098,900	—	2,100,000	—	2,100,000
Net loss	—	—				(2,587,400)	(2,587,400)	(72,300)	(2,659,700)
Balance at March 31, 2018	4,364,311	$4,400	1,050,000	$1,100	$82,907,300	$(81,003,300)	$1,909,500	$(72,300)	$1,837,200
Stock-based compensation	126,314	110			761,190		761,300		761,300
Common Stock issued to vendors for services	83,750	100			136,500		136,600		136,600
Stock issued for preferred shares	—	—			—		—		—
Proceeds from Option Exercise	35,000	40			54,160		54,200		54,200
Shares issued to Aspire Capital Purchase Agreement	1,652,222	1,650			2,856,950		2,858,600		2,858,600
Net loss						(2,605,000)	(2,605,000)	(332,200)	(2,937,200)
Balance at June 30, 2018	6,261,597	$6,300	1,050,000	$1,100	$86,716,100	$(83,608,300)	$3,115,200	$(404,500)	$2,710,700

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

EMMAUS LIFE SCIENCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(8,140,000)	$(8,366,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,000	87,700
Change in provision for doubtful accounts	6,700	2,700
Stock-based compensation	1,213,500	1,335,100
Common stock issued to vendors for services	57,300	162,400
Accretion of debt discount and accrued interest on long-term debt	70,100	58,900
Changes in operating assets and liabilities:
Accounts receivable	(126,800)	(76,500)
Prepaid expenses and other assets	42,000	(194,300)
Accounts payable and accrued liabilities	464,300	(409,800)
Deferred revenue	16,100	119,800
Deferred compensation	279,700	(133,900)
Net cash used in operating activities	(6,026,100)	(7,414,100)
INVESTING ACTIVITES:
Purchase of furniture and equipment	(20,800)	(55,200)
Payment for acquisition of business, net of cash acquired	—	(149,100)
Forgiveness of loan in relation of acquisition	—	(157,500)
Net cash used in investing activities	(20,800)	(361,800)
FINANCING ACTIVITIES:
Principal payments on note payable	(30,000)	(38,300)
Principal payments on capital lease	(1,000)	(900)
Proceeds from Aspire Capital purchase agreements	2,721,900	2,858,600
Proceeds from sale of common stock, net of costs	2,544,700	2,100,000
Proceeds from stock options exercised	—	54,200
Net cash provided by financing activities	5,235,600	4,973,600
NET DECREASE IN CASH	(811,300)	(2,802,300)
CASH AND CASH EQUIVALENTS - BEGINNING OF THE PERIOD	3,254,700	5,449,000
CASH AND CASH EQUIVALENTS - END OF THE PERIOD	$2,443,400	$2,646,700
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,700	$6,400
Income taxes	$2,400	$1,900
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Long-term borrowings assumed in business combination	$—	$651,700

See accompanying notes to unaudited condensed consolidated financial statements

EMMAUS LIFE SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Nature of Operations and Going Concern Uncertainty

As of and for the period ending June 30, 2019, Emmaus Life Sciences, Inc. (“Emmaus,” “we,” “us,” “our,” or the “Company”), formerly known as MYnd Analytics, Inc., was a predictive analytics company that had developed a decision support tool to help physicians reduce trial and error treatment in mental health and provide more personalized care to patients. The Company employed a clinically validated scalable technology platform to support personalized care for mental health patients. The Company utilized its patented machine learning, artificial intelligence, data analytics platform for the delivery of telebehavioral health services and its PEER predictive analytics product offering. On November 13, 2017, the Company acquired Arcadian Telepsychiatry Services LLC (“Arcadian”), which managed the delivery of telepsychiatry and telebehavioral health services through a nationwide network of licensed and credentialed psychiatrists, psychologists and master’s-level therapists. The Company was commercializing its PEER predictive analytics tool to help physicians reduce trial and error treatment in mental health. MYnd’s patented, clinically validated technology platform (“PEER Online”) utilizes complex algorithms to analyze electroencephalograms (“EEGs”) to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict individual responses to a range of medications prescribed for the treatment of behavioral disorders including depression, anxiety, bipolar disorder, PTSD and other non-psychotic disorders.

On July 17, 2019, the Company completed its merger transaction with EMI Holding, Inc., formerly known as Emmaus Life Sciences, Inc. (“EMI”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 4, 2019, among the Company, Athena Merger Subsidiary, Inc. (“Merger Sub”), and Emmaus, as amended by Amendment No. 1 thereto, dated as of May 10, 2019 (as so amended, the “Merger Agreement”), pursuant to which Merger Sub merged with and into EMI, with EMI surviving as a wholly-owned subsidiary of the Company (the “Merger”). On July 17, 2019, immediately after completion of the Merger, the Company changed its name to “Emmaus Life Sciences, Inc.”.

The Merger was treated as a reverse merger under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. For accounting purposes, EMI is considered to have acquired the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

In connection with and prior to the Merger, the Company contributed and transferred to Telemynd, Inc. (“Telemynd”), a newly formed, wholly owned subsidiary of the Company, all or substantially all of the Company’s business, assets and liabilities pursuant to the Amended and Restated Separation and Distribution Agreement, dated as of March 27, 2019, among the Company, Telemynd and MYnd Analytics, Inc., a wholly owned subsidiary of the Company (the “Separation Agreement”). On July 15, 2019, the board of directors of the Company declared a dividend with respect to the shares of the Company common stock outstanding at the close of business on that day of one share of the Telemynd common stock held by the Company for each outstanding share of the Company common stock after giving effect to the reverse split described below. The dividend, which together with the contribution and transfer of MYnd’s business, assets and liabilities described above, is referred to as the “Spin-Off.” Prior to the Spin-Off, Telemynd engaged in no business or operations.

On July 17, 2019, in connection with, and prior to the completion of, the Merger, the Company effected a 1-for-6 reverse split (the “Reverse Split”) of its outstanding shares of common stock, par value $0.001 per share.

As a result of the Spin-Off and the Merger, since July 17, 2019 the Company has operated through EMI and its direct and indirect subsidiaries and the ongoing business of the Company is the EMI business, which is that of a commercial-stage biopharmaceutical company focused on the development, marketing and sale of innovative treatments and therapies, including those in the rare and orphan disease categories. Accordingly, the business, financial condition and results of operations of the Company for the periods presented are not indicative of the business, financial condition and results of operations of the Company for any future period. The Company's future business, financial condition and results of operations will reflect the financial condition and results of operations of EMI and its consolidated subsidiaries.

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

The Company’s recurring net losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. During the nine months ended June 30, 2019, the Company incurred a net loss of $8.1 million and used $6.0 million of net cash in operating activities. As of June 30, 2019, the Company’s accumulated deficit was $92.0 million. In connection with these unaudited condensed consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due for the next twelve months from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities.

To date, the Company has financed its cash requirements primarily from equity financings.  As of June 30, 2019, the Company’s principal sources of liquidity were its cash balance of $2.4 million and the remaining amount available under the Aspire Equity Line of Credit of $5.4 million. Until it can generate sufficient revenues to meet its cash requirements, which it may never do, the Company must continue to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. The Company’s liquidity and capital requirements depend on several factors, including the rate of market acceptance of its services, the future profitability of the Company, the rate of growth of the Company’s business and other factors described elsewhere in this Quarterly Report on Form 10-Q.  The Company continues to explore additional sources of capital, but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, changes in stockholders’ equity, results of operations and cash flows of the Company at the dates and for the periods indicated. As a result of the Spin-Off and the Merger, the interim results for the quarter ended June 30, 2019 are not indicative of results for the full 2019 fiscal year or any other future interim periods. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended September 30, 2018.

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

Arcadian is party to Management Services Agreements by and among it and the Arcadian Entities, pursuant to which Arcadian provided management and administrative services to each of the Arcadian Entities.  Each entity was established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine. All intercompany balances and transactions have been eliminated upon consolidation.

Segments

We view our operations and manage our business as one operating segment.

Variable Interest Entities (VIE)

On November 13, 2017, Arcadian entered into a management and administrative services agreement with Texas PA and with Pennsylvania PC, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, Texas PA and Pennsylvania PC are each determined to be a Variable Interest Entity (“VIE”) as the Company is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect Texas PA’s and Pennsylvania PC’s economic performance through its majority representation of the Texas PA and Pennsylvania PC; therefore, Texas PA and Pennsylvania PC are consolidated by the Company. On January 19, 2018, Arcadian entered into a management and administrative services agreement with California PC, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, California PC is determined to be a VIE and the Company was the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect California PC’s economic performance through its majority representation of California PC; therefore, California PC is consolidated by the Company. On March 27, 2018, Arcadian entered into a management and administrative services agreement with Florida PA, for an initial fixed term of 20 years. In accordance with relevant accounting guidance, Florida PA is determined to be a VIE and the Company was the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect Florida PA’s economic performance through its majority representation of Florida PA; therefore, Florida PA is consolidated by the Company.

Prior to the Spin-Off and the Merger, the Company held a variable interest in the entities which contracted with physicians and other health professionals in order to provide telepsychiatry services to Arcadian. The entities are considered variable interest entities since they do not have sufficient equity to finance their activities without additional financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits-that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control all activities of the entities and funds and absorbs all losses of the VIE.

In accordance with management service agreements between the Company and medical professional corporations and associations in compliance with regulatory requirements within certain states, the Company had the power to direct activities of the VIE’s and may transfer the assets from the individual VIEs. Therefore, the Company considered that there are no assets in any of the consolidated VIEs that may be relied upon to settle obligations of these entities. Furthermore, creditors of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the VIEs.  Finally, none of the professional corporations or associations have purchased equipment nor are they responsible for handling cash or accounts receivable.

There was no explicit or implicit arrangement that required the Company to provide financial support to the VIE, including events or circumstances that could expose the Company to a loss. For the nine months ended June 30, 2019 and 2018, the Company did not provide, nor does it intend to provide in the future, any financial or other support either explicitly or implicitly during the periods presented to its variable interest entities. In addition, there are no restrictions on the net income earned by the VIEs. The Company allocates all the net income earned to the primary owner of the VIE. As part of the operating agreement with the VIE, the Company was reimbursed for all cost incurred related to operating the VIE in addition to a management fee charged for oversight. For the nine months ended June 30, 2019 and 2018, no net income was allocated to the VIEs nor have any dividends been paid from the Company to the VIEs from inception.

In addition, to the extent that the VIE is not a shareholder of the Company, the Company paid no dividends to the VIEs from inception and there are no dividend obligations within the management services agreement entered into with the medical professional corporations and associations.

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

Cash and Cash Equivalents

The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit of $250,000. At June 30, 2019 cash exceeds the federally insured limit by $2.3 million.  The Company believes that the risk of loss is minimal. To date, the Company has not experienced any losses related to cash deposits with financial institutions.

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

Accounts Receivable, net

The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past-due invoices and assessing the current creditworthiness of each customer.  Allowances are provided for specific receivables deemed to be at risk for collection which as of June 30, 2019 and September 30, 2018 were $8,500 and $1,800, respectively.

Property and Equipment

Property and equipment, which are recorded at cost, consist of office furniture and equipment which are depreciated, over their estimated useful lives on a straight-line basis.  The useful lives of these assets are estimated to be between three and five years. Depreciation expense on furniture and equipment for the three months ended June 30, 2019 and 2018 was $16,700 and $16,100, respectively. Depreciation expense on furniture and equipment for the nine months ended June 30, 2019 and 2018 was $49,000 and $44,200, respectively. Accumulated depreciation at June 30, 2019 and September 30, 2018 was $198,200 and $149,200, respectively.

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

Amortization for the three months ended June 30, 2019 and 2018 was $14,000 and $14,000, respectively. Amortization for the nine months ended June 30, 2019 and 2018 was $42,000 and $38,700, respectively. Accumulated amortization was $136,300 and $94,200 at June 30, 2019 and September 30, 2018 respectively.

The expected amortization of the intangible assets, as of June 30, 2019, is as follows:

For the year ended September 30,	Intangible assets
2019 (for the remaining three months)	$12,000
2020	29,400
2021	29,400
2022	3,500
Total	$74,300

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review includes a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant under performance relative to expected historical or projected future results of operations. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually on September 30.

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

During the nine months ended June 30, 2019, the Company did not record any Goodwill impairment.

Accrued Compensation

Accrued compensation consists of accrued vacation pay, accrued compensation granted by the Board but not paid, and accrued pay due to staff members.

Accrued compensation – related parties consist of accrued vacation pay, accrued bonuses granted by the Board but not paid for officers and directors.

Deferred Revenue

Deferred revenue represents cash collected in advance of services being rendered but not earned as of June 30, 2019 and September 30, 2018. This represents a philanthropic grant for the payment of PEER Reports ordered in a clinical trial for a member of the U.S. Military, a veteran or their family members, the cost of which is not covered by other sources. On August 1, 2017, the Company entered into a Research Study Funding Agreement with Horizon Healthcare Services, Inc. dba Horizon Blue Cross Blue Shield of New Jersey and its subsidiaries (collectively “Horizon”) and Cota, Inc. (“Cota”). On February 6, 2018, Horizon prepaid for part of the study in the amount of $125,000 and the Company paid Cota $15,000 out of this payment for its services under the Study. The Company received payment from FirstMed Health and Wellness for services not earned as of June 30, 2019.

These deferred revenue grant funds total $175,800 and $159,700 as of June 30, 2019 and September 30, 2018, respectively.

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

Revenue from providing neurometric and telepsychiatry services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

Research and Development Expenses

The Company charges research and development expenses to operations as incurred.

Advertising Expenses

The Company charges all advertising expenses to operations as incurred. For the three months ended June 30, 2019 and 2018, there were no monies spent on advertising respectively. For the nine months ended June 30, 2019 and 2018 advertising expenses were $4,800 and $248,500, respectively

Stock-Based Compensation

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

Warrants

From time to time, the Company has issued warrants to purchase shares of common stock. These warrants have been issued in connection with the Company’s financing transactions. The Company’s warrants are subject to standard anti-dilution provisions applicable to shares of our common stock. The Company estimates the fair value of warrants using the Black-Scholes option valuation model with the following inputs: market prices of the stock, time to maturity, volatility, zero expected dividend rate and risk-free rate all at the date of the warrant issuance.

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

As a result of the implementation of certain provisions of FASB ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, the Company has analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified U.S. Federal and California as our major tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service examination of our 2014 through 2016 U.S. federal income tax returns and remain subject to California Franchise Tax Board examination of our 2013 through 2016 California Franchise Tax Returns. The Company has certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Deferred taxes have been recorded on a net basis in the accompanying balance sheet. The Act reduces the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018. As of September 30, 2018, the Company had gross Federal net operating loss carryforwards of approximately $60.2 million and State gross net operating loss carryforwards of approximately $33.8 million. Both the Federal and State net operating loss carryforwards will begin to expire in 2022 and 2023 respectively. The Company’s ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

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

Noncontrolling Interest

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and VIEs for which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests in the Company’s consolidated entities. The amount of net loss attributable to noncontrolling interests for the three months ended June 30, 2019 and 2018 was $604,200 and $332,200, respectively. The amount of net loss attributable to noncontrolling interests for the nine months ended June 30, 2019 and 2018 was $1,382,200 and $404,500, respectively.

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

The Company operates as one reportable segment, the healthcare delivery segment. The Company disaggregates revenue from contracts by service type and by payor. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The condensed consolidated statements of operations present disaggregated revenue by service type. The following table presents disaggregated revenue for the three and nine months ended June 30, 2019 and 2018:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Neurometric services	$36,500	$65,600	$160,500	$198,700
Telepsychiatry services	490,500	326,100	1,213,700	774,900
Revenue	527,000	391,700	1,374,200	973,600

As of June 30, 2019, accounts receivable, net of allowance for doubtful accounts, was $183,400. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on historical experience, specific account information and other currently available evidence.

The Company receives payments from the following sources for services rendered: (i) commercial insurers; (ii) the federal government under the Medicare program administered by CMS; (iii) state governments under the Medicaid and other programs; (iv) other third-party payors (e.g., hospitals); and (v) individual patients and clients. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. The Company’s contract liability balance was $175,800 and $159,700 as of June 30, 2019 and September 30, 2018 and is presented within the “Deferred Revenue” line item of the condensed consolidated balance sheets. $16,100 of the amounts recorded as of September 30, 2018 was recognized as revenue for the nine months ended June 30, 2019. The Company has elected the optional exemption to not disclose the remaining performance obligations of its contracts since substantially all of its contracts have a duration of one year or less.

4. ACCOUNTS RECEIVABLE

Accounts receivable, net, is as follows:

	June 30,	September 30,
	2019	2018
Accounts receivable	$191,900	$65,100
Allowance for doubtful accounts	(8,500)	(1,800)
Accounts receivable, net	$183,400	$63,300

5. LONG - TERM BORROWINGS AND OTHER NOTES PAYABLE

Debt assumed from Arcadian

As a result of the acquisition of Arcadian, the Company guaranteed Arcadian’s then outstanding debt obligations totaling $700,000 owed to Ben Franklin Technology Partners of Southeastern Pennsylvania (“BFTP”). The maturity date for the debt is September 30, 2021 and interest accrues at an 8% annual rate.  Unpaid interest was $122,100 as of June 30, 2019. The Company recorded the debt at its fair value and recorded a discount of $84,100 as of June 30, 2019 attributable to the difference between the market interest rate and the stated interest rate on the debt. Interest expense related to the accretion of debt discount for the three months ended June 30, 2019 and 2018 was $9,400 and $9,400, respectively. Interest expense related to the accretion of debt discount for the nine months ended June 30, 2019 and 2018 was $28,100 and $23,400, respectively.

A balloon payment of $700,000 plus interest will be made on the scheduled maturity date of September 30, 2021.

The changes in carrying amounts of the debt acquired through acquisition for the nine months ended June 30, 2019 were as follows:

Beginning balance (September 30, 2018)	$587,700
Accretion of debt discount	28,100
Ending balance (June 30, 2019)	$615,800

This debt was assumed by Telemynd in conjunction with the Spin-Off and the Company has no further liability for the debt.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma statement of operations data presents the combined results of operations for the nine months ended June 30, 2018 as if the acquisition of Arcadian had taken place on October 1, 2017. The unaudited pro forma financial information includes the effects of certain adjustments, including the amortization of acquired intangibles and the associated tax effect and the elimination of the Company’s and the acquiree’s non-recurring acquisition related expenses.

The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisitions been consummated at October 1, 2017 nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

Nine Months Ended June 30,
Pro Forma	2018
Revenues	$1,118,900
Net income (loss)	(8,542,400)
Basic and diluted loss per share:	$(1.78)

Outstanding at weighted average shares outstanding	4,793,273

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

The First Purchase Agreement provided that the Company and Aspire Capital would not effect any sales under the First Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock was less than $0.50. There were no trading volume requirements or restrictions under the First Purchase Agreement, and the Company could control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital had no right to require any sales by the Company but was obligated to make purchases from the Company as directed by the Company in accordance with the First Purchase Agreement. There were no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the First Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the First Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of Common Stock (the “First Commitment Shares”). The First Purchase Agreement was terminated and replaced by the Second Purchase Agreement defined below on May 15, 2018. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Purchase Agreement. Any proceeds from the Company receives under the First Purchase Agreement are expected to be used for working capital and general corporate purposes. The Company cannot request Aspire to purchase more than $100,000 per business day.

As of June 30, 2019, the Company has issued purchase notices to Aspire Capital under the First Purchase Agreement to purchase an aggregate of 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million. The issuance of shares of common stock that were issued from time to time to Aspire Capital under the First Purchase Agreement were exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

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

The Second Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the Second Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock is less than $0.50. There are no trading volume requirements or restrictions under the Second Purchase Agreement, and the Company will control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Second Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Second Purchase Agreement. In consideration for entering into the Second Purchase Agreement, concurrently with the execution of the Second Purchase Agreement, the Company issued to Aspire Capital 250,000 shares of Common Stock (the “Second Commitment Shares”). The Second Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Second Purchase Agreement. Any proceeds from the Company receives under the Second Purchase Agreement are expected to be used for working capital and general corporate purposes. The Company cannot request Aspire to purchase more than $300,000 per business day.

As of June 30, 2019, the Company has issued purchase notices to Aspire Capital under the Second Purchase Agreement to purchase an aggregate of 3,108,180 shares of common stock, resulting in gross cash proceeds of approximately $4.6 million. The issuance of shares of common stock that were issued from time to time to Aspire Capital under the Second Purchase Agreement were exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Shareholder Approval for Removal of Exchange Cap

The Second Purchase Agreement previously restricted the amount of shares that may be sold to Aspire Capital thereunder to 1,134,671 shares of Common Stock (the “Exchange Cap”). On November 26, 2018, the Company received shareholder approval to remove the Exchange Cap in compliance with the applicable listing rules of the Nasdaq Stock Market.  Pursuant to Nasdaq Listing Rule 5635(d), shareholder approval is required prior to the issuance of securities in connection with a transaction other than a public offering involving the sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock outstanding before the issuance for less than the greater of book or market value of the stock.  Following receipt of shareholder approval, the Company may issue an additional $8.1 million, up to an aggregate of $10 million, of common stock to Aspire Capital under the Second Purchase Agreement, with remaining availability of $5.4 million at June 30, 2019.

Common and Preferred Stock

As of June 30, 2019, the Company is authorized to issue 265,000,000 shares of stock of which 250,000,000 are common stock, and 15,000,000 shares were preferred shares, with a par value of $0.001 per shares are blank-check preferred stock which the Board is expressly authorized to issue without stockholder approval, for one or more series of preferred stock and, with respect to each such series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

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

Stock-Option Plans

2006 Stock Incentive Plan

On August 3, 2006, CNS Response, Inc. adopted the CNS 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provided for the issuance of awards in the form of restricted shares, stock options (which may constitute incentive stock options (ISO) or non-statutory stock options (NSO), stock appreciation rights and stock unit grants to eligible employees, directors and consultants and is administered by the Board. A total of 3,339 shares of stock were ultimately reserved for issuance under the 2006 Plan. As of June 30, 2019, zero options were exercised and there were 1,397 option shares outstanding under the amended 2006 Plan. The outstanding options have exercise prices to purchase shares of common stock ranging from $2,400 to $3,300 per share.

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

Equity Grant to Chairman of the Board

On May 8, 2019, the Board of Directors granted 50,000 restricted shares and 100,000 options to purchase common stock to the Chairman of the Board, Dr. Robin L. Smith, under the Company’s Amended and Restated 2012 Omnibus Incentive Compensation Plan. The restricted shares and options vest immediately and survive the full term. In the event the merger does not close, Dr. Smith will forfeit 25,000 restricted shares and 25,000 shares of common stock to the Company’s plan.

On July 17, 2019, Dr. Smith received a cash bonus of $150,000.00 under the terms of her Third Amendment to the Chairman Services Agreement with the Company.

Stock-based Compensation and Expenses

As of June 30, 2019, options to purchase 1,590,767 shares of Common Stock were outstanding under the 2012 Plan with exercise prices ranging from $1.18 to $600.00 per share, with a weighted average exercise price of $2.7 per share. Additionally, 652,314 restricted shares of Common Stock have been granted under the 2012 Plan, leaving 231,919 shares of Common Stock available to be awarded under the 2012 Plan.

Stock-based compensation expenses are generally recognized over the employees’ or service provider’s requisite service period, generally the vesting period of the award. In anticipation of the merger, the Board declared all current options would be valid for the term of the grant, regardless of employment status. Stock-based compensation expense included in the accompanying unaudited condensed consolidated statements of operations for the nine months ended June 30, 2019 and 2018 is as follows:

	Nine months ended June 30,
	2019		2018
	Stock-based compensation expense - stock options	Stock-based compensation expense - restricted shares	Stock-based compensation expense - stock options	Stock-based compensation expense restricted shares
Research	$—	$—	$—	$—
Product development	30,700	10,400	96,700	—
Sales and marketing	24,900	—	100	—
General and administrative	735,600	411,900	738,100	500,200
Total	$791,200	$422,300	$834,900	$500,200

Total unrecognized stock compensation expense as of June 30, 2019 amounted to $246,866.

The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	June 30,
	2019		2018
Type of Award:	Unrecognized Expense, net of estimated forfeitures	Weighted average Recognition Period (in years)	Unrecognized Expense, net of estimated forfeitures	Weighted average Recognition Period (in years)
Stock Options	$246,866	1.26	$924,117	4.49
Restricted Stock	—	—	186,600	0.49
Total	$246,866	1.26	$1,110,717	3.58

A summary of all stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2018	803,937	$10.13	8.75	$7,500
Granted	1,084,758	1.31		—
Exercised	—	—		—
Forfeited or expired	(96,531)	5.34
Outstanding at June 30, 2019	1,792,164	$5.05	8.82	$38,000

There are 1,069,418 options vested and 722,746 unvested as of June 30, 2019; there are 531,604 options vested and 272,333 options unvested as of September 30, 2018;

Following is a summary of the restricted stock activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2018	406,564	$4.09
Granted	250,250	1.32
Forfeited	(4,500)	1.99
Outstanding at June 30, 2019	652,314	$3.04

There are 652,314 shares of restricted stock vested and none unvested as of June 30, 2019; there are 351,522 shares of restricted stock vested and 55,042 unvested as of September 30, 2018;

The range of Black-Scholes option-pricing model assumption inputs for all the valuation dates are in the table below:

	Nine Months Ended June 30, 2019
	Low	High
Annual dividend yield	—%	—%
Expected life (years)	3.0	5.0
Risk-free interest rate	1.73%	2.90%
Expected volatility	166.35%	200.47%

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

The warrant activity for the nine months ended June 30, 2019, are described as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2018	6,075,874	$4.53
Granted	194,354	1.02
Expired/ Forfeited	(555)	55.00
Outstanding at June 30, 2019	6,269,673	$4.41

Following is a summary of the status of warrants outstanding at June 30, 2019:

Exercise Price	Number of Shares		Expiration Date	Weighted Average Exercise Price
$1.02	194,354	(1)	05/2024	$1.02
2.00	459,458	(2)	09/2023	2.00
2.34	1,050,000	(3)	03/2023	2.34
5.25	2,539,061	(4)	07/2022	5.25
5.25	1,675,000	(5)	07/2022	5.25
5.25	213,800	(6)	07/2022	5.25
6.04	134,000	(7)	07/2022	6.04
10.00	4,000		06/2021	10.00
Total	6,269,673			$4.41

(1)	On May 28, 2019, the Company completed a direct offering of 2,776,491 shares of common stock to select investors. As part of the Fee Agreement, the Company agreed to pay the Placement Agent 194,354 warrants to purchase shares of common stock equal to 7.0% of the aggregate number of shares issued to Investors in the Offering.

(2)	On September 21, 2018, the Company entered into definitive agreements with George C. Carpenter IV, President and former Chief Executive Officer, Robin L. Smith, Chairman, as well as John Pappajohn, and Peter Unanue, each a director of the Company, and entities affiliated with Michal Votruba, a member of the Board of Directors of MYnd Analytics and Director of Life Sciences for the European-based RSJ-Gradus fund, relating to a private placement of an aggregate of 459,458 units for $1.85 per unit, with each unit consisting of one share of Common Stock and one Common Stock Purchase Warrant to purchase one share of Common Stock for $2.00 per share. The closing price per share of the Common Stock on the Nasdaq Stock Market on September 20, 2018 was $1.72 per share.

(3)	On March 29, 2018, the Company sold an aggregate of 1,050,000 units for $2.00 per Unit each consisting of one share of newly-designated Series A Preferred Stock, and one warrant in a private placement to three affiliates of the Company, for gross proceeds of $2.1 million. The private placement closed on March 29, 2018. The closing price per share of the Common Stock on the Nasdaq Stock Market on March 29, 2018 was $1.19 per share.

(4)	On July 13, 2017, the Company declared a special dividend of warrants to purchase shares of the Company’s common stock to record holders of Common Stock as of such date. Warrants to purchase 2,539,061 shares of Common Stock were distributed pro rata to all holders of common stock on the record date. These warrants are exercisable (in accordance with their terms) to purchase one share of common stock, at an exercise price of $5.25 per share. The warrants will become exercisable commencing not less than 12 months following their July 27, 2017 distribution date and will expire five years from the date of issuance.

(5)	On July 19, 2017, the Company issued 1,675,000 shares of Common Stock and accompanying Warrants to purchase up to 1,675,000 shares of Common Stock in connection with an underwritten public offering.

(6)	On August 23, 2017, the Company issued warrants to purchase 213,800 shares of common stock to underwriters as part of the exercise of the overallotment option attributed to the July 2017 underwritten public offering.

(7)	As part of the underwritten public offering on July 19, 2017, the Company issued warrants to purchase 134,000 shares of common stock to the underwriters as part of the services performed by them in connection with the underwritten public offering.

8. RELATED PARTY TRANSACTIONS

DCA Agreement

On September 25, 2013, the Board approved a consulting agreement effective May 1, 2013, for marketing services provided by Decision Calculus Associates (“DCA”), an entity operated by Mr. Carpenter’s spouse, Jill Carpenter. Effective August 2015, DCA was engaged at a fee of $10,000 per month. From August 2015 through February 2017, DCA has been paid $170,000. The DCA contract was renewed at $3,000 a month effective March 1, 2017.  On May 1, 2018, the Company amended the agreement with DCA to reduce the monthly fee to $2,000 a month. The amendment provides for a term of one year with a 30 day termination clause. The Company incurred fees of $0 and $7,000 for the three months ended June 30, 2019 and 2018, respectively. The Company incurred fees of $12,000 and $25,000 for the nine months ended June 30, 2019 and 2018, respectively. The agreement with DCA was terminated on April 20, 2019.

Hooper Holmes Agreement

In 2016, we entered into an agreement with Hooper Holmes Inc, for which Dr. Smith, our Chairman of the Board, became an advisory member of its board as of March 16, 2017, and in which Mr. Pappajohn, our director, has participated in equity raises to become the beneficial owner of a greater than 10% interest. Hooper Holmes performs EEGs nationwide to patients who wish to obtain a PEER report. The Company paid $0 and $9,700 for these services during the three months ended June 30, 2019 and 2018, respectively. The Company paid $2,600 and $100,400 for these services during the nine months ended June 30, 2019 and 2018, respectively. The agreement with Hooper Holmes was terminated on December 31, 2018.

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

9. LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders less the current period preferred stock dividend by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock

A summary of the net income (loss) and shares used to compute net income (loss) per share for the three and nine months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net loss for computation of basic and diluted net loss per share:
Net Loss attributable to MYnd Analytics, Inc.	$(2,121,700)	$(2,605,000)	$(6,757,800)	$(7,961,700)
Preferred stock dividends	(24,600)	—	(73,800)	—
	$(2,146,300)	$(2,605,000)	$(6,831,600)	$(7,961,700)

Basic and diluted net loss per share:
Basic and diluted net loss per share	$(0.20)	$(0.46)	$(0.76)	$(1.66)
Basic and diluted weighted average shares outstanding	10,722,152	5,698,523	8,880,214	4,793,273

Anti-dilutive common equivalent shares not included in the computation of dilutive net loss per share:
Warrants	6,269,673	5,616,721	6,269,673	5,616,721
Options	1,792,164	887,998	1,792,164	887,998
Total	8,061,837	6,504,719	8,061,837	6,504,719

10. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

The Company is not currently party to any legal proceedings, the adverse outcome of which, in management’s opinion and in consultation with legal counsel, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position.

Lease Commitments

The Company has entered into operating lease agreements for its office locations in California, Virginia and Pennsylvania which expire at various times through September 30, 2020. Minimum future lease payments under these leases are as follows:

	Payments due by period
Contractual Obligations	Total	2019	2020	2021	2022
Operating Lease Obligations	$305,500	$90,600	$89,100	$71,900	$53,900
Total	$305,500	$90,600	$89,100	$71,900	$53,900

11. SUBSEQUENT EVENTS

Completion of Merger

On July 17, 2019, the Company completed its business combination with EMI in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 4, 2019, among the Company, Merger Sub and EMI, as amended, pursuant to which Merger Sub merged with and into EMI, with EMI surviving as a wholly-owned subsidiary of the Company (the “Merger”). On July 17, 2019, immediately after completion of the Merger, the Company changed its name to “Emmaus Life Sciences, Inc.”.

The Merger was treated as a reverse merger under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. For accounting purposes, EMI is considered to have acquired the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

In connection with and prior to the Merger, the Company contributed and transferred to Telemynd, Inc. (“Telemynd”), a newly formed, wholly owned subsidiary of the Company all or substantially all of the Company’s historical business, assets and liabilities, except for certain retained assets and liabilities, pursuant to the Amended and Restated Separation and Distribution Agreement, dated as of March 27, 2019, among the Company, Telemynd and MYnd Analytics, Inc., a California corporation and wholly owned subsidiary of the Company (the “Separation Agreement”). On July 15, 2019, the Company’s board of directors (the “Board”) declared a dividend (the “Dividend”) with respect to the shares of Common Stock outstanding at the close of business on that day of one share of the Telemynd common stock held by the Company for each outstanding share of the Company common stock after giving effect to the Reverse Split described below. The Dividend, which together with the contribution and transfer of the Company’s business, assets and liabilities described above, is referred to as the “Spin-Off,” was paid on July 16, 2019.

On July 17, 2019, in connection with, and prior to the completion of, the Merger, the Company effected a 1-for-6 reverse split (the “Reverse Split”) of its outstanding shares of common stock.

As a result of the Spin-Off and the Merger, the ongoing business of the Company is the EMI business, which is that of a commercial-stage biopharmaceutical company focused on the development, marketing and sale of innovative treatments and therapies, including those in the rare and orphan disease categories.

Pursuant to the Merger Agreement, the Company issued shares of common stock to EMI stockholders at an exchange ratio of 1.050457 shares of common stock, after giving effect to the Reverse Split, for each share of EMI common stock outstanding immediately prior to the Merger, including shares deemed outstanding immediately prior to the Merger upon the conversion of outstanding convertible promissory notes of EMI. The exchange ratio was determined through arms’-length negotiations between the Company and EMI. The Company also assumed the stock options outstanding under EMI’s Amended and Restated 2011 Stock Incentive Plan and out, with such stock options henceforth representing the right to purchase a number of shares of common stock equal to the exchange ratio multiplied by the number of shares of EMI common stock previously purchasable under such options at an exercise price per share equal to the former exercise price thereunder divided by such exchange ratio. Upon the Merger, EMI’s outstanding Amended and Restated 10% Senior Secured Debentures due October 21, 2020 and outstanding warrants to purchase EMI common stock generally became convertible and exercisable in accordance with their terms into a number of shares of the Company common stock equal to the exchange ratio multiplied by the number of shares of EMI common stock previously purchasable under the debentures and the warrants at a conversion or exercise price per share divided by such exchange ratio. The exercise price per share of warrants to purchase 1,464,000 former EMI shares was subject to further adjustment based upon the trading price of the Company shares following the Merger.

Immediately after the Merger, there were approximately 47,465,212 shares of common stock outstanding after the elimination of any fractional shares resulting from the Reverse Split and the Merger exchange ratio. Immediately after the Merger, the former EMI stockholders, option holders, debenture holders and warrant holders owned, or held rights to acquire, 94.1% of the fully-diluted common stock of the Company, with the Company’s stockholders, option holders and warrant holders immediately prior to the Merger owning, or holding rights to acquire, 5.9% of the fully-diluted common stock.

The issuance of the shares of common stock to the former EMI stockholders was registered with the Securities and Exchange Commission (the “SEC”) on the Company’s Registration Statement on Form S-4, as amended.

Pursuant to an exchange agreement, dated as of June 12, 2019 (the “Exchange Agreement”), between the Company, Telemynd and John Pappajohn and Peter Unanue, each of whom was a director of the Company, and certain of affiliates of Mr. Pappajohn, all of whom held shares of preferred stock of the Company, immediately after the effective of the Merger each such share was exchanged for one share of Common Stock and one preferred share of Telemynd with substantially the same rights, benefits, designations and restrictions as the Company preferred stock.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

Prior to the completion of the Merger, the Company common stock was listed for trading on The NASDAQ Capital Market (“NASDAQ”) under the symbol “MYND.” In connection with the Merger, MYnd submitted an initial listing application for listing of the common stock upon the closing of the Merger; however, the application was not approved based upon the Company’s failure to satisfy NASDAQ that it met NASDAQ’s initial listing standard requiring a minimum stockholders’ equity of at least $5 million.

In connection with the Merger, MYnd also submitted an initial listing application for listing of the Company warrants formerly listed under the ticker symbol “MYNDW”; however, the application was not approved because the warrants were not held by at least 400 Round Lot Holders on a post-Reverse Split basis as required by NASDAQ’s initial listing standards.

The common stock traded on NASDAQ under the ticker symbol “MYND” on an ex-Dividend basis beginning on July 16, 2019 and on a post-Reverse Split adjusted basis on July 17, 2019. The common stock commenced trading on NASDAQ under the ticker symbol “EMMA” on July 18, 2019. The Common Stock has a new CUSIP number, 29137T 101. The Company warrants (the “Company Warrants”) previously trading on NASDAQ through the close of business on July 17, 2019 under the ticker symbol “MYNDW” also traded on an ex-Dividend basis beginning on July 16, 2019 and on a post-Reverse Split adjusted basis on July 17, 2019. The Company Warrants will have a new CUSIP number, 29137T 119. The Company Warrants commenced trading on NASDAQ under the ticker symbol “EMMAW” on July 18, 2019.

In light of the failure to satisfy NASDAQ’s initial listing standards as described above, on July 18, 2019, the Company received a notice of noncompliance (the “Notice”) from the Listing Qualifications Staff of The Nasdaq Stock Market indicating that the Company was not compliant with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”) for continued listing of the Common Stock on The Nasdaq Capital Market and was not in compliance with the minimum Round Lot holder requirement for continued listing of the Company Warrants.

The Notice stated that the NASDAQ Staff has determined to delist the Common Stock and the Company Warrants. Unless the Company requests an appeal of this determination as described below, the Common Stock and the Company Warrants will be delisted from The NASDAQ Capital Market on July 30, 2019. The Notice indicated that the Company may appeal the Staff’s determination before a NASDAQ appeals board by filing a request for an appeal by July 26, 2019. The Notice also indicated that, if the Company does not request an appeal, the Common Stock and the Company Warrants may be eligible to continue to be quoted on the OTC Market or in the “Pink Sheets.” The Company timely filed an appeal of the Staff’s determination which is scheduled to be heard on September 5, 2019 and intends to take actions necessary to satisfy the minimum stockholders’ equity listing standard. There can be no assurance, however, that the appeal will be successful. If the appeal is unsuccessful, the delisting of the common stock and the Warrants would be likely to have a material adverse effect on the market for the Company’s securities and any trading prices of the securities.

As previously disclosed, at the special meeting of stockholders held on July 9, 2019, the stockholders approved a reverse stock split amendment authorizing the Board, without further stockholder approval, to effect a reverse stock split of the common stock in a ratio in the range of between 1-for-2 to 1-for-10, inclusive. The final Reverse Split ratio of 1-for-6 was approved by the Board on July 16, 2019.

NASDAQ’s initial listing standards require, among other things, that the listed shares have a $4.00 per share minimum bid price. The Reverse Split was intended to help to ensure that this standard was met as contemplated by the Merger Agreement.

As a result of the Reverse Split, each six outstanding shares of common stock immediately prior to the Reverse Split were automatically combined into one share of Common Stock. The number of outstanding shares of common stock immediately prior to the Merger was thereby reduced from approximately 13,883,143 to approximately 2,313,857. Each six shares of common stock underlying the Company Warrants were similarly combined into one share of Common Stock.  Except as otherwise indicated, share numbers in this Report do not give effect to the Reverse Split.

The vesting of all outstanding and unexercised options to purchase shares of common stock and restricted stock awards of the Company was accelerated in full immediately prior to the completion of the Merger, and all outstanding unexercised warrants to purchase shares of common stock otherwise remain in effect pursuant to their terms, subject to adjustment to account for the Reverse Split.

The Reverse Stock Split had no effect on the Company’s authorized common stock, the par value of the common stock or the authorized preferred stock of the Company. No fractional shares were issued in connection with the Reverse Split. Stockholders who would have otherwise been entitled to receive a fractional share instead received a cash payment based on the average closing price of common stock as reported by NASDAQ over the 10-trading days ending on July 15, 2019. Immediately after the Reverse Split, each stockholder’s percentage ownership interest in the Company and proportional voting power will remain unchanged, other than as a result of the elimination of fractional shares. The Reverse Split had no effect on the rights and privileges of the common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with our unaudited condensed consolidated financial statements as of, and for, the three and six months ended June 30, 2019 and 2018, and our Annual Report on Form 10-K for the year ended September 30, 2018, filed with the U.S. Securities and Exchange Commission on December 11, 2018.

Forward-Looking Statements

This discussion summarizes the significant factors affecting the unaudited condensed consolidated operating results, financial condition and liquidity and cash flows of Emmaus Life Sciences, Inc. formerly known as MYnd Analytics, Inc. (“we,” “us,” “our,” or the “Company”) for the three and nine month periods ended June 30, 2019 and 2018. Except for historical information, the matters discussed in this management’s discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

●	our limited operating history as a commercial company and expectations of continuing losses for the foreseeable future;

●	our substantial dependence on revenues from the commercial sale of our lead product, Endari;

●	our potential inability to obtain any necessary additional financing;

●	our potential inability to obtain regulatory approval for Endari in the European Union or other territories outside the U.S.;

●	our dependence on third parties to manage our Endari sales organization and for distribution of Endari;

●	our dependence upon third-party manufacturers for supplies of Endari and our product candidates;

●	the effect of competition;

●	uncertainties regarding the outcomes of trials pertaining to our product candidates and our potential inability to obtain regulatory approval for any of our product candidates;

●	our potential failure to attract and retain senior management and key scientific personnel;

●	our significant costs of operating as a public company;

●	our potential inability to obtain patent protection and other intellectual property protection for our product candidates;

●	potential claims by third parties alleging our infringement of their patents and other intellectual property rights;

●	our potential failure to comply with regulatory requirements, which are subject to change on an ongoing basis;

●	uncertainty regarding the continued listing of our common stock on The Nasdaq Capital Market; and

●	the potential volatility of our stock price.

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

Overview

As of and for the periods ended June 30, 2019the Company was a predictive analytics company that had developed a decision support tool to help physicians reduce trial and error treatment in mental health and provide more personalized care to patients. The Company employed a clinically validated scalable technology platform to support personalized care for mental health patients. The Company utilized its patented machine learning, artificial intelligence, data analytics platform for the delivery of telebehavioral health services and its PEER predictive analytics product offering. On November 13, 2017, the Company acquired Arcadian, which managed the delivery of telepsychiatry and telebehavioral health services through a nationwide network of licensed and credentialed psychiatrists, psychologists and master’s-level therapists. The Company was commercializing its PEER predictive analytics tool to help physicians reduce trial and error treatment in mental health. The Company’s patented, clinically validated technology platform (“PEER Online”) utilized complex algorithms to analyze electroencephalograms (“EEGs”) to generate Psychiatric EEG Evaluation Registry (“PEER”) Reports to predict individual responses to a range of medications prescribed for the treatment of behavioral disorders including depression, anxiety, bipolar disorder, PTSD and other non-psychotic disorders.

Recent Developments

On July 17, 2019, the Company completed its business combination with EMI in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 4, 2019, among the Company, Merger Sub and EMI, as amended, pursuant to which Merger Sub merged with and into EMI, with EMI surviving as a wholly-owned subsidiary of the Company (the “Merger”). On July 17, 2019, immediately after completion of the Merger, the Company changed its name to “Emmaus Life Sciences, Inc.”

The Merger was treated as a reverse merger under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. For accounting purposes, EMI is considered to have acquired the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

In connection with and prior to the Merger, the Company contributed and transferred to Telemynd, Inc. (“Telemynd”), a newly formed, wholly owned subsidiary of the Company all or substantially all of the Company’s historical business, assets and liabilities, except for certain retained assets and liabilities, pursuant to the Amended and Restated Separation and Distribution Agreement, dated as of March 27, 2019, among the Company, Telemynd and MYnd Analytics, Inc., a California corporation and wholly owned subsidiary of the Company (the “Separation Agreement”). On July 15, 2019, the Company’s board of directors (the “Board”) declared a dividend (the “Dividend”) with respect to the shares of Common Stock outstanding at the close of business on that day of one share of the Telemynd common stock held by the Company for each outstanding share of the Company common stock after giving effect to the Reverse Split described below. The Dividend, which together with the contribution and transfer of the Company’s business, assets and liabilities described above, is referred to as the “Spin-Off,” was paid on July 16, 2019.

On July 17, 2019, in connection with, and prior to the completion of, the Merger, the Company effected a 1-for-6 reverse split (the “Reverse Split”) of its outstanding shares of common stock.

As a result of the Spin-Off and the Merger, the ongoing business of the Company is the EMI business, which is that of a commercial-stage biopharmaceutical company focused on the development, marketing and sale of innovative treatments and therapies, including those in the rare and orphan disease categories.

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

The Company’s recurring net losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. During the nine months ended June 30, 2019, the Company incurred a net loss of approximately $8.1 million and used approximately $6.0 million of net cash in operating activities. As of June 30, 2019, the Company’s accumulated deficit was approximately $92.0 million. In connection with these consolidated financial statements, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company’s ability to meet its obligations as they become due for the next twelve months from the date of issuance of these financial statements. Management assessed that there were such conditions and events, including a history of recurring operating losses, and negative cash flows from operating activities.

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

Nasdaq Listing Requirements

In connection with the Merger, the Company submitted an initial listing application for listing of the common stock upon the closing of the Merger; however, the application was not approved based upon the Company’s failure to satisfy NASDAQ that it met NASDAQ’s initial listing standard requiring a minimum stockholders’ equity of at least $5 million.

In connection with the Merger, the Company also submitted an initial listing application for listing of the Company warrants formerly listed under the ticker symbol “MYNDW”; however, the application was not approved because the warrants were not held by at least 400 Round Lot Holders on a post-Reverse Split basis as required by NASDAQ’s initial listing standards.

The common stock traded on NASDAQ under the ticker symbol “MYND” on an ex-Dividend basis beginning on July 16, 2019 and on a post-Reverse Split adjusted basis on July 17, 2019. The common stock commenced trading on NASDAQ under the ticker symbol “EMMA” on July 18, 2019. The common stock has a new CUSIP number, 29137T 101. The Company warrants (the “Company Warrants”) previously trading on NASDAQ through the close of business on July 17, 2019 under the ticker symbol “MYNDW” also traded on an ex-Dividend basis beginning on July 16, 2019 and on a post-Reverse Split adjusted basis on July 17, 2019. The Company Warrants will have a new CUSIP number, 29137T 119. The Company Warrants commenced trading on NASDAQ under the ticker symbol “EMMAW” on July 18, 2019.

In light of the failure to satisfy NASDAQ’s initial listing standards as described above, on July 18, 2019, the Company received a notice of noncompliance (the “Notice”) from the Listing Qualifications Staff of The Nasdaq Stock Market indicating that the Company was not compliant with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”) for continued listing of the common stock on The Nasdaq Capital Market and was not in compliance with the minimum Round Lot holder requirement for continued listing of the Company Warrants.

The Notice stated that the NASDAQ Staff has determined to delist the common stock and the Company Warrants. Unless the Company requests an appeal of this determination as described below, the Common Stock and the Company Warrants will be delisted from The NASDAQ Capital Market on July 30, 2019. The Notice indicated that the Company may appeal the Staff’s determination before a NASDAQ appeals board by filing a request for an appeal by July 26, 2019. The Notice also indicated that, if the Company does not request an appeal, the common stock and the Company Warrants may be eligible to continue to be quoted on the OTC Market or in the “Pink Sheets.” The Company timely filed an appeal of the Staff’s determination which is scheduled to be heard on September 5, 2019 and intends to take actions necessary to satisfy the minimum stockholders’ equity listing standard. There can be no assurance, however, that the appeal will be successful. If the appeal is unsuccessful, the delisting of the common stock and the Warrants would be likely to have a material adverse effect on the market for the Company’s securities and any trading prices of the securities.

As previously disclosed, at the special meeting of stockholders held on July 9, 2019, the stockholders approved a reverse stock split amendment authorizing the Board, without further stockholder approval, to effect a reverse stock split of the common stock in a ratio in the range of between 1-for-2 to 1-for-10, inclusive. The final Reverse Split ratio of 1-for-6 was approved by the Board on July 16, 2019.

NASDAQ’s initial listing standards require, among other things, that the listed shares have a $4.00 per share minimum bid price. The Reverse Split was intended to help to ensure that this standard was met as contemplated by the Merger Agreement.

As a result of the Reverse Split, each six outstanding shares of common stock immediately prior to the Reverse Split were automatically combined into one share of common stock. The number of outstanding shares of common stock immediately prior to the Merger was thereby reduced from approximately 13,883,143 to approximately 2,313,857. Each six shares of common stock underlying the Company Warrants were similarly combined into one share of common stock. Except as otherwise indicated, share numbers in this Report do not give effect to the Reverse Split.

The vesting of all outstanding and unexercised options to purchase shares of common stock and restricted stock awards of the Company was accelerated in full immediately prior to the completion of the Merger, and all outstanding unexercised warrants to purchase shares of common stock otherwise remain in effect pursuant to their terms, subject to adjustment to account for the Reverse Split.

The Reverse Stock Split had no effect on the Company’s authorized common Stock, the par value of the common stock or the authorized preferred stock of the Company. No fractional shares were issued in connection with the Reverse Split. Stockholders who would have otherwise been entitled to receive a fractional share instead received a cash payment based on the average closing price of common stock as reported by NASDAQ over the 10 -trading days ending on July 15, 2019. Immediately after the Reverse Split, each stockholder’s percentage ownership interest in the Company and proportional voting power will remain unchanged, other than as a result of the elimination of fractional shares. The Reverse Split had no effect on the rights and privileges of the common stock.

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

Revenue from providing neurometric and telepsychiatry services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

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

Derivative accounting for convertible debt and warrants

The Company evaluates all its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2019, the Company had no financial instruments that contain embedded derivative features.

Results of Operations for Three Months Ended June 30, 2019 and 2018

MYnd Analytics is focused on research and the commercialization of its PEER Reports through its Neurometric Services, as well as providing telehealth service through scheduling and videoconferencing which is accessed through a secure portal.

The following table presents consolidated statement of operations data for each of the periods:

Revenues

	Three months ended June 30,
	2019	2018	Change
Neurometric services	$36,500	$65,600	$(29,100)
Telepsychiatry services	490,500	326,100	164,400
Total Revenues	$527,000	$391,700	$135,300

Our neurometric services revenues decreased by $29,100, or approximately 44%, during the three months ended June 30, 2019. This decrease was primarily due to decreased sales of PEER reports during the period. Our telepsychiatry revenues increased by $164,400, or approximately 50% during the three months ended June 30, 2019 which was primarily due to an 87% increase in the Tele EAP revenues and a 33% increase in other Telepsychiatry services revenues.

Cost of Revenues

	Three months ended June 30,
	2019	2018	Change
Neurometric services	$3,400	$14,700	$(11,300)
Telepsychiatry services	404,200	229,500	174,700
Cost of Revenues	$407,600	$244,200	$163,400

Cost of revenues increased during the three months ended June 30, 2019, primarily due to decreased cost of PEER reports, offset by increased telepsychiatry service and labor costs. Our cost of revenues for neurometric services represents approximately 9% and 22%, respectively, of neurometric services revenues for the three months ended June 30, 2019 and 2018, respectively. The cost for neurometric services fluctuates as the Company pays fees to third party providers for EEG services as a cost for its Peer reports. In most cases, fees for Peer reports are billed to patients’ insurance carriers for which the Company does not recognize as revenues until they are ultimately collected. Historically, the Company has experienced a low collection rate while most claims are collected in excess of ninety days from billing. Therefore, there will be timing differences between payment of services (cost of revenues) and receipt of payment (revenues) which will not reflect evenly in the Company’s Statement of Operations.

Research expenses

	Three months ended June 30,
	2019	2018	Change
Services Research Expenses	$60,500	$64,800	$(4,300)

Research expenses consist of consulting fees, travel expenses, conference fees, and other miscellaneous costs listed as following:

		Three months ended June 30,
		2019	2018	Change
(1)	Consulting fees	58,500	62,500	(4,000)
(2)	Other miscellaneous costs	2,000	2,300	(300)
	Total Research Expenses	$60,500	$64,800	$(4,300)

(1)	Consulting costs decreased by $4,000 for the three months ended June 30, 2019 and 2018, primarily due to decreased consulting services during the period.

(2)	Other miscellaneous costs for the three months ended June 30, 2019 and 2018 were relatively unchanged.

Product Development

	Three months ended June 30,
	2019	2018	Change
Product Development Expenses	$274,800	$361,900	$(87,100)

Product development expenses consist of payroll costs, (including stock-based compensation), consulting fees, system development costs, conference fee, travel expenses, and miscellaneous costs which were as follows:

		Three months ended June 30,
		2019	2018	Change
(1)	Salaries and benefit costs	$187,900	$216,700	$(28,800)
(2)	Consulting fees	52,900	115,000	(62,100)
(3)	System development costs	25,300	12,800	12,500
(4)	Conference & travel	800	5,700	(4,900)
(5)	Other miscellaneous costs	7,900	11,700	(3,800)
	Total Product Development Expenses	$274,800	$361,900	$(87,100)

(1)	Salaries and benefits decreased by $28,800 for the three months ended June 30, 2019, primarily due to decreased stock-based compensation of $100,000, offset by increased payroll and severance expenses;

(2)	Consulting fees decreased by $62,100 for the three months ended June 30, 2019, primarily due to services in relation to the upgrade of the Company’s cloud based sales platform and for a data science project to improve the Company’s algorithms for the production of an enhanced PEER report during the three months ended June 30, 2018;

(3)	System development and maintenance costs increased by $12,500 for the three months ended June 30, 2019, primarily due to increased system development cost incurred during the current period;

(4)	Conference and travel costs for the three months ended June 30, 2019, were relatively unchanged;

(5)	Other miscellaneous costs decreased by $3,800 for the three months ended June 30, 2019, primarily due to decreased dues subscriptions;

Sales and marketing

	Three months ended June 30,
	2019	2018	Change
Sales and Marketing Expenses	$241,200	$182,600	$58,600

Sales and marketing expenses consist of payroll and benefit costs, (including stock-based compensation), advertising and marketing expenses, consulting fees, and miscellaneous expenses.

		Three months ended June 30,
		2019	2018	Change
(1)	Salaries and benefit costs	$182,300	$123,100	$59,200
(2)	Consulting fees	34,600	14,500	20,100
(3)	Conferences and travel costs	4,800	3,600	1,200
(4)	Other miscellaneous costs	19,500	41,400	(21,900)
	Total Sales and Marketing Expenses	$241,200	$182,600	$58,600

(1)	Salaries and benefits for the three months ended June 30, 2019 increased by $59,200 from the 2018 period; primarily due to increased telepsychiatry management and staff cost due to acquisition of Arcadian on November 13, 2017;

(2)	Consulting fees for the three months ended June 30, 2019 increased by $20,100, primarily due to increased telepsychiatry management and staff cost due to acquisition of Arcadian on November 13, 2017;

(3)	Conference and travel expenditures for the three months ended June 30, 2019, were relatively unchanged;

(4)	Miscellaneous expenditures for the three months ended June 30, 2019 decreased by $21,900, primarily due to decreased rent and office expenses.

General and administrative

	Three months ended June 30,
	2019	2018	Change
General and administrative expenses	$2,245,500	$2,451,600	$(206,100)

General and administrative expenses consist of payroll and benefit costs, (including stock based compensation), legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference fees, and travel expenses.

		Three months ended June 30,
		2019	2018	Change
(1)	Salaries and benefit costs	$1,294,800	$1,082,500	$212,300
(2)	Consulting fees	450,900	299,900	151,000
(3)	Legal fees	(110,800)	214,300	(325,100)
(4)	Other professional fees	119,900	46,000	73,900
(5)	Patent costs	16,000	16,600	(600)
(6)	Marketing and investor relations costs	115,400	176,800	(61,400)
(7)	Conference and travel costs	38,500	24,900	13,600
(8)	Dues & subscriptions fees	48,800	65,500	(16,700)
(9)	Computer & web services	(17,100)	58,900	(76,000)
(10)	General admin and occupancy costs	289,100	466,200	(177,100)
	Total General and administrative expenses	$2,245,500	$2,451,600	$(206,100)

(1)	Salaries and benefit expenses increased by $212,300 for the three months ended June 30, 2019 period. This increase was primarily due to increased bonus accrual of $138,000, and increased telepsychiatry management and staff cost due to acquisition of Arcadian on November 13, 2017;

(2)	Consulting fees increased by 151,000 for the three months ended June 30, 2019 period, primarily due to increased bonus accrual of $150,000;

(3)	Legal fees decreased by $325,100 for the three months ended June 30, 2019 period, primarily due to additional legal fees related to the negotiation and execution of the Merger Agreement and other financing activities shared with Emmaus and the reimbursement by Emmaus of $589,000 of merger related legal fees and expenses.

(4)	Other professional fees increased by $73,900 for the three months ended June 30, 2019 period, primarily due to higher tax service fees in relation to the merger agreement;

(5)	Patent costs for the three months ended June 30, 2019 period, were relatively unchanged;

(6)	Marketing and investor relations costs decreased by $61,400 for the three months ended June 30, 2019 due to less capital raise and NASDAQ matters;

(7)	Conference and travel costs increased by $13,600 for the three months ended June 30, 2019, primarily due to more conferences attended and travel made during the period;

(8)	Dues and subscription costs decreased by $16,700 for the three months ended June 30, 2019, primarily due to less licenses for our Salesforce platform;

(9)	Computer and web services decreased by $76,000 for the three months ended June 30, 2019, primarily due to decreased services related to our telepsychiatry business and cloud hosting fees; and

(10)	General administrative and occupancy costs decreased by $177,100 for the three months ended June 30, 2019 period, primarily due to a $230,000 decrease in Delaware franchise taxes resulting from an over-payment in 2018 under the Assumed Par Value Method, which was partially offset by increased expenses from acquisition of Arcadian in fiscal 2018.

Other income (expense)

	Three months ended June 30,
	2019	2018	Change
Interest expense	$(23,200)	$(23,800)	$600

Interest expense for the three months ended June 30, 2019 and 2018 were relatively unchanged;

Net Loss

	Three months ended June 30,
	2019	2018	Change
Loss, net	$(2,725,900)	$(2,937,200)	$211,300

Our net loss was $2.7 million for the three months ended June 30, 2019, compared to a net loss of approximately $2.9 million for the same period ended June 30, 2018, primarily due to increased revenue from the acquisition of our telepsychiatry business on November 13, 2018, offset by increased costs and expenses respectively.

Results of Operations for Nine Months Ended June 30, 2019 and 2018

MYnd Analytics is focused on research and the commercialization of its PEER Reports through its Neurometric Services, as well as providing telehealth service through scheduling and videoconferencing which is accessed through a secure portal.

The following table presents consolidated statement of operations data for each of the periods:

Revenues

	Nine months ended June 30,
	2019	2018	Change
Neurometric services	$160,500	$198,700	$(38,200)
Telepsychiatry services	1,213,700	774,900	438,800
Total Revenues	$1,374,200	$973,600	$400,600

Our neurometric services revenues decreased by $38,200, or approximately 19% for the nine months ended June 30, 2019 the decrease was primarily due to decreased sales of PEER reports during the period. Our telepsychiatry revenues increased by $438,800, or approximately 57% during the nine months ended June 30, 2019. Our increase in telepsychiatry services revenues is due to a combination of factors. First, the Company only began operating its Arcadian business during the three months ended December 31, 2017. As a result, the Company only recognized revenues from the Arcadian business (i.e. telepsychiatry services revenues) for a portion of the nine-months ended June 30, 2018. In addition, the Company provided additional resources to the Arcadian platform during 2019, which improved its results of operations.

Cost of Revenues

	Nine months ended June 30,
	2019	2018	Change
Neurometric services	$14,900	$133,500	$(118,600)
Telepsychiatry services	914,100	493,900	420,200
Cost of Revenues	$929,000	$627,400	$301,600

Overall, the cost of revenues increased during the nine months ended June 30, 2019, primarily due to fees paid to service providers as a result of increased sales for telepsychiatry services. Our cost of revenues for neurometric services represents approximately 9% and 67%, respectively, of neurometric services revenues for the nine months ended June 30, 2019 and 2018, respectively. The cost for neurometric services fluctuates as the Company pays fees to third party providers for EEG services as a cost for its Peer reports. In most cases Peers are billed to patients’ insurance carriers for which the Company does not recognize as revenues until they are ultimately collected. Historically the Company has experienced a low collection rate while most claims are collected in excess of ninety days from billing. Therefore, there will be timing differences between payment of services (cost of revenues) and receipt of payment (revenues) which will not reflect evenly in the Company’s Statement of Operations.

Research expenses

	Nine months ended June 30,
	2019	2018	Change
Services Research Expenses	$202,100	$219,700	$(17,600)

Research expenses consist of consulting fees, travel expenses, conference fees, and other miscellaneous costs listed as following:

		Nine months ended June 30,
		2019	2018	Change
(1)	Consulting fees	195,500	211,300	(15,800)
(2)	Other miscellaneous costs	6,600	8,400	(1,800)
	Total Research Expenses	$202,100	$219,700	$(17,600)

(1)	Consulting costs decreased by $15,800 for the nine months ended June 30, 2019 and 2018, primarily due to decreased consulting services during the period;

(2)	Other miscellaneous costs for the nine months ended June 30, 2019, were relatively unchanged.

Product Development

	Nine months ended June 30,
	2019	2018	Change
Product Development Expenses	$749,100	$973,300	$(224,200)

Product development expenses consist of payroll costs, (including stock-based compensation), consulting fees, system development costs, conference fee, travel expenses, and miscellaneous costs which were as follows:

		Nine months ended June 30,
		2019	2018	Change
(1)	Salaries and benefit costs	$483,000	$481,800	$1,200
(2)	Consulting fees	150,200	326,700	(176,500)
(3)	System development costs	88,800	95,600	(6,800)
(4)	Conference & travel	4,900	20,300	(15,400)
(5)	Other miscellaneous costs	22,200	48,900	(26,700)
	Total Product Development Expenses	$749,100	$973,300	$(224,200)

(1)	Salaries and benefits increased by $1,200 for the nine months ended June 30, 2019, were relatively unchanged;

(2)	Consulting fees decreased by $176,500 for the nine months ended June 30, 2019, primarily due to services in relation to the upgrade of the Company’s cloud based sales platform and for a data science project to improve the Company’s algorithms for the production of an enhanced PEER report during the nine months ended June 30, 2018.

(3)	System development and maintenance costs decreased by $6,800 for the nine months ended June 30, 2019, primarily due to less system development cost incurred during the current period;

(4)	Conference and travel costs decreased by $15,400 during the nine months June 30, 2019, primarily due to attendance at fewer conferences and less travel made during the period\;

(5)	Other miscellaneous costs decreased by $26,700 for the nine months ended June 30, 2019, primarily due to decreased computer services and dues subscriptions during the period;

Sales and marketing

	Nine months ended June 30,
	2019	2018	Change
Sales and Marketing Expenses	$592,500	$1,487,800	$(895,300)

Sales and marketing expenses consist of payroll and benefit costs, (including stock-based compensation), advertising and marketing expenses, consulting fees, and miscellaneous expenses.

		Nine months ended June 30,
		2019	2018	Change
(1)	Salaries and benefit costs	$412,900	$712,500	$(299,600)
(2)	Consulting fees	92,700	284,500	(191,800)
(3)	Advertising and marketing costs	4,800	248,500	(243,700)
(4)	Conferences and travel costs	14,400	59,300	(44,900)
(5)	Other miscellaneous costs	67,700	183,000	(115,300)
	Total Sales and Marketing Expenses	$592,500	$1,487,800	$(895,300)

(1)	Salaries and benefits for the nine months ended June 30, 2019 decreased by $299,600 from the 2018 period; primarily due to decreased salaries and commission of marketing and sales staff;

(2)	Consulting fees for the nine months ended June 30, 2019 decreased by $191,800, primarily due to the decrease in the number of marketing consultants;

(3)	Advertising and marketing expenses for the nine months ended June 30, 2019 decreased by $243,700 primarily due to decreased social media advertising;

(4)	Conference and travel expenditures for the nine months ended June 30, 2019 decreased by $44,900, primarily due to decreased travel expense for the sales staff; and

(5)	Miscellaneous expenditures for the nine months ended June 30, 2019 decreased by $115,300, primarily due to decreased rent and office expenses.

General and administrative

	Nine months ended June 30,
	2019	2018	Change
General and administrative expenses	$6,969,600	$5,967,400	$1,002,200

General and administrative expenses consist of payroll and benefit costs, (including stock-based compensation), legal fees, patent costs, other professional and consulting fees, general administrative and occupancy costs, dues and subscriptions, conference fees, and travel expenses.

		Nine months ended June 30,
		2019	2018	Change
(1)	Salaries and benefit costs	$3,269,700	$2,513,300	$756,400
(2)	Transaction fees	—	438,600	(438,600)
(3)	Consulting fees	1,180,700	862,200	318,500
(4)	Legal fees	815,200	293,200	522,000
(5)	Other professional fees	326,600	413,300	(86,700)
(6)	Patent costs	62,200	71,900	(9,700)
(7)	Marketing and investor relations costs	345,100	295,800	49,300
(8)	Conference and travel costs	102,100	107,700	(5,600)
(9)	Dues & subscriptions fees	157,800	160,500	(2,700)
(10)	Computer & web services	51,300	98,900	(47,600)
(11)	General admin and occupancy costs	658,900	711,900	(53,000)
	Total General and Administrative Expenses	$6,969,600	$5,967,300	$1,002,300

(1)	Salaries and benefit expenses increased by $756,400 for the nine months ended June 30, 2019 period, primarily due to increased bonus accrual of $300,000, and increased telepsychiatry management and staff cost due to acquisition of Arcadian on November 13, 2017;

(2)	Transaction cost was decreased by $438,600 primarily due to telepsychiatry management and staff cost related from acquisition of Arcadian on November 13, 2017;

(3)	Consulting fees increased by $318,500 for the nine months ended June 30, 2019 period, primarily related to increased operational and consulting fees, increased bonus accrual of $150,000, as well as increased recruitment fees;

(4)	Legal fees increased by $522,000 for the nine months ended June 30, 2019 period, primarily due to additional legal fees related to the negotiation and execution of the merger agreement and other financing activities;

(5)	Other professional fees decreased by $86,700 for the nine months ended June 30, 2019 period, primarily due to higher audit fees in relation to the acquisition of Arcadian in fiscal 2018;

(6)	Patent costs decreased by $9,700 primarily due to less volume of patent and trademark applications and maintenance costs;

(7)	Marketing and investor relations costs increased by $49,300 for the nine months ended June 30, 2019 as we engaged public relation firms in relation to capital raise and support of NASDAQ matters;

(8)	Conference and travel costs decreased by $5,600 for the nine months ended June 30, 2019, primarily due to attendance at fewer conferences and less travel made during the period;

(9)	Dues and subscription costs decreased by $2,700 for the nine months ended June 30, 2019, primarily due to less licenses for our Salesforce platform;

(10)	Computer and web services decreased by $47,600 for the nine months ended June 30, 2019, primarily due to decreased services related to our telepsychiatry business and cloud hosting fees; and

(11)	General administrative and occupancy costs decreased by $53,000 for the nine months ended June 30, 2019 period. The decrease was primarily due to decreased expenses related to our telepsychiatry business, and the Company recorded the credit of $25,000 in Delaware franchise tax expense.

Other income (expense)

	Nine months ended June 30,
	2019	2018	Change
Interest expense	$(69,500)	$(62,300)	$(7,200)

Interest expense decreased by $7,200 for the nine months ended June 30, 2019, primarily due to interest expense in relation to the acquisition of Arcadian on November 13, 2017.

Net Loss

	Nine months ended June 30,
	2019	2018	Change
Loss, net	$(8,140,000)	$(8,366,200)	$226,200

Our net loss was $226,200 less for the nine months ended June 30, 2019, compared to the same period ended June 30, 2018, primarily due to increased revenue from the acquisition of our telepsychiatry business on November 13, 2017, offset by increased costs and expenses respectively.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which contemplate continuation of the Company as a going concern.

Since our inception, we have never been profitable, and we have generated significant losses. The Company has a limited operating history and its operations are subject to certain problems, expenses, difficulties, delays, complications, risks and uncertainties frequently encountered in the operation of a business with a limited operating history. These risks include the ability to obtain adequate financing on a timely basis, if at all, the failure to develop or supply technology or services to meet the demands of the marketplace, the failure to attract and retain qualified personnel, competition within the industry, government regulation and the general strength of regional and national economies.

As of June 30, 2019, we had an accumulated deficit of approximately $92.0 million compared to our accumulated deficit as of September 30, 2018, of approximately $85.2 million. Our management expects that with our proposed clinical trials, sales and marketing and general and administrative costs, our expenditures will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. The Company continues to explore additional sources of capital but there is substantial doubt as to whether any financing arrangement will be available in amounts and on terms acceptable to the Company to permit it to continue operations.

As of June 30, 2019, we had approximately $2.4 million in cash and cash equivalents and a working capital of approximately $852,800. This is compared to our cash position of approximately $3.3 million as of September 30, 2018 and working capital of approximately $2.3 million.

The Company has been funded through multiple rounds of private placements, primarily from members of our Board or our affiliates, one public offering of common stock and more recently, through our facility with Aspire Capital.

Working Capital, Going Concern, Operating Capital and Capital Expenditure Requirements

As of June 30, 2019, we had approximately $2.4 million in cash and cash equivalents, compared to approximately $3.3 million of cash and cash equivalents as of September 30, 2018.

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

From May 15, 2018 to June 30, 2019, the Company sold 3,108,180 shares of common stock to Aspire Capital under the Second Purchase Agreement and received total proceeds of approximately $4.6 million.

Public Offering

In July 2017, the Company completed an underwritten public offering of common stock and warrants, raising gross proceeds of approximately $8.79 million. In the offering, the Company sold 1,675,000 shares of common stock and accompanying warrants to purchase up to 1,675,000 shares of common stock (the “Warrants”), at a combined public offering price of $5.25 per share and accompanying Warrant, for a total offering size of $8,793,750. The Warrants were immediately exercisable for one share of common stock at an exercise price of $5.25 per share and will expire five years after the issuance date. In connection with the offering, the Company granted the representative of the underwriters a 45-day option to purchase up to 251,250 additional shares of common stock and/or Warrants to cover over-allotments, if any. On August 24, 2017 the underwriters exercised their option and purchased 213,800 common stock warrants for $0.01 per warrant. The warrants were immediately exercisable for one share of common stock at an exercise price of $5.25 per share, subject to adjustments, and will expire five years after the issuance date.

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

Cash Flows

Net cash used in operating activities was approximately $6.0 million for the nine months ended June 30, 2019, compared to approximately $7.4 million for the same period in 2018. The net decrease in cash used for operations was primarily due to an increase in accounts payable of approximately $0.9 million and increased deferred compensation at $0.4 million.

During the nine months ended June 30, 2019, the Company used $20,800 in investing activities related to the purchase of furniture and equipment. During the nine months ended June 30, 2018, the Company used $361,800 in investing activities, including $55,200 for the purchase of office equipment and $149,100 related to the acquisition of Arcadian.

Net Cash provided by financing activities for the nine months ended June 30, 2019 was $5.2 million, consisting $2.5 million of net proceeds received from public offering, $2.7 million of gross proceeds received from Aspire purchase, offset by $30,000 repayments on notes payable and $1,000 repayments on a capital lease. Net Cash provided by financing activities for the nine months ended June 30, 2018 was $5.0 million, consisting $2.1 million of gross proceeds received from private placements private placements of equity from 3 accredited investors, of which three are affiliated with the Company; and $2.9 million gross proceeds from issuance purchase notices to Aspire Capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Private Placement Transactions

The Aspire Capital Equity Credit Lines

On December 6, 2016, the Company entered into the First Purchase Agreement with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the First Purchase Agreement. In consideration for entering into the First Purchase Agreement, concurrently with the execution of the First Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of the Company’s common stock. See Note 7. Stockholders’ Equity” to Consolidated Financial Statements for additional detail.

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

The Purchase Agreement provides that the Company and Aspire Capital would not effect any sales under the First Purchase Agreement on any purchase day selected where the closing sale price of the Company’s common stock was less than $0.50. There are no trading volume requirements or restrictions under the First Purchase Agreement, and the Company could control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital had no right to require any sales by the Company but was obligated to make purchases from the Company as directed by the Company in accordance with the First Purchase Agreement. There were no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the First Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the First Purchase Agreement, the Company issued to Aspire Capital 80,000 shares of Common Stock (the “First Commitment Shares”). The First Purchase Agreement was terminated and replace by the Second Purchase Agreement, defined below on May 15, 2018. Aspire Capital had agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the First Purchase Agreement. Any proceeds from the Company receives under the First Purchase Agreement were expected to be used for working capital and general corporate purposes.

On May 15, 2018 the Company terminated the First Purchase Agreement and entered into the Second Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 250,000 shares of the Company’s common stock (the “Second Commitment Shares”). See Note 6. Stockholders’ Equity of the Condensed Consolidated Financial Statements for additional detail.

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

The Second Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the Second Purchase Agreement on any purchase day selected where the closing sale price of the Company’s common stock is less than $0.50. There are no trading volume requirements or restrictions under the Second Purchase Agreement, and the Company will control the timing and amount of sales of Common Stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company but is obligated to make purchases from the Company as directed by the Company in accordance with the Second Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Second Purchase Agreement. In consideration for entering into the Second Purchase Agreement, concurrently with the execution of the Second Purchase Agreement, the Company issued to Aspire Capital 250,000 shares of Common Stock (the “Second Commitment Shares”). The Second Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of Common Stock during any time prior to the termination of the Second Purchase Agreement. Any proceeds from the Company receives under the Second Purchase Agreement are expected to be used for working capital and general corporate purposes.

As of June 30, 2019, the Company has issued purchase notices to Aspire Capital under the First Purchase Agreement to purchase 1,180,000 shares of common stock, at a per share price of $2.00, resulting in gross cash proceeds of approximately $2.4 million.

From May 15, 2018 to June 30, 2019, the Company sold 3,108,180 shares of common stock to Aspire Capital under the Second Purchase Agreement and received total proceeds of approximately $4.6 million.

The Second Purchase Agreement previously restricted the amount of shares that may be sold to Aspire Capital thereunder to 1,134,671 shares of Common Stock (the “Exchange Cap”). On November 26, 2018, the Company received shareholder approval to remove the Exchange Cap in compliance with the applicable listing rules of the Nasdaq Stock Market. Pursuant to Nasdaq Listing Rule 5635(d), shareholder approval is required prior to the issuance of securities in connection with a transaction other than a public offering involving the sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable common stock) equal to 20% or more of the common stock outstanding before the issuance for less than the greater of book or market value of the stock. Following receipt of shareholder approval, the Company may issue an additional $8.1 million, up to an aggregate of $10 million, of common stock to Aspire Capital under the Second Purchase Agreement, with availability of $5.4 million at June 30, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management conducted an evaluation, with the participation of our Chairman and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10–Q. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Controls over Financial Reporting

Effective October 1, 2018, we adopted the new revenue standard. While the new revenue standard is expected to have an immaterial impact on our ongoing revenue and net income, it will require management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to revenue recognition for the quarter ended June 30, 2019. These changes include updated accounting policies affected by the new revenue standard, redesigned internal controls over financial reporting related to the new revenue standard, expanded data gathering to comply with the additional disclosure requirements, training of individuals responsible for implementation of, and continuing compliance with, the new revenue standard, as well as ongoing contract review requirements.

Other than with respect to the material weaknesses discussed below that were previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and 2018 and subsequently remediated as of June 30, 2019 along with the adoption of the new revenue standard discussed above, there was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness Related to the Adequate Review and Supervision of the Financial Reporting Process

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and 2018 and our Quarterly Reports on Form 10-Q for the periods ended December 31, 2019 and March 31, 2019 (collectively, our “2019 SEC Reports”), our Chief Executive Officer and Chief Financial Officer identified a material weakness in our controls over the adequate review and supervision function as it relates to the design and testing of our internal controls over financial reporting. We did not design effective controls to ensure that the Company’s accounting department had the adequate amount of resources to properly review and supervise the financial reporting controls within the accounting department. This control deficiency resulted in the reasonable possibility that a material misstatement in the consolidated financial statements would not be prevented or detected on a timely basis.

Remediation of Material Weakness

Management implemented a number of controls and processes during the fiscal year ending September 30, 2019 in an effort to remediate the material weakness identified. A summary of the Company’s remediation activities follows:

•	Improved the control environment through (i) being staffed with sufficient number of personnel to address proper review and supervision of the financial reporting controls, (ii) increasing the level of GAAP knowledge by retaining additional technical accountants, including outside consultants, (iii) implementing a formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals;
•	Enhanced the controls around the financial closing process including (i) monitoring of the control activities, (ii) formalizing the documentation of the financial closing process and (iii) enhancing the review process of monthly financials.

Based on evidence obtained in validating the design and operating effectiveness of the implemented controls, management has determined that the controls are operating effectively. As a result, management has concluded that the material weakness discussed above have been fully remediated as of June 30, 2019.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently party to any legal proceedings, the adverse outcome of which, in the Company’s management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item. However, we direct you to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended September 30, 2018 filed with the Securities and Exchange Commission on December 11, 2018 and in our joint proxy statement/prospectus filed with the Securities and Exchange Commission on June 14, 2019 under Rule 424 of the Securities Act of 1933. See also the information under the caption “Nasdaq Listing Requirements” in Item 2 of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or incorporated by reference herein:

Exhibit Number	Exhibit Title
2.2	Amendment No. 1 dated as of May 27, 2019 to the Agreement and Plan of Merger and Reorganization dated as of January 4, 2019 by and among MYnd Analytics, Inc., Athena Merger Subsidiary, Inc. and Emmaus Life Sciences, Inc. incorporated by reference to Annex A to registrant’s joint proxy statement/ Prospectus dated June 12, 2019 and filed on June 14, 2019 (File No. 333-229660).
10.1	Amended and Restated Separation and Distribution Agreement dated as of March 27, 2019 by and among MYnd Analytics, Inc., a Delaware corporation and its wholly-owned subsidiary, Telemynd, Inc., a Delaware corporation and MYnd Analytics, Inc., a California corporation incorporated by reference to Annex B to registrant’s joint statement/ prospectus dated June 12, 2019 and filed on June 14, 2019 (File NO. 333-229660).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.INS	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emmaus Life Sciences, Inc.

Date: August 14, 2019		/s/ Yutaka Niihara
	By:	Yutaka Niihara, M.D. M.P.H.
	Its:	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Joseph C. Sherwood III
	By:	Joseph C. Sherwood III
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)