Form 10-Q
period 2019-09-30
Emmaus Life Sciences, Inc.
filed 2019-11-13
CIK 822370

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  001-35527

EMMAUS LIFE SCIENCES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	87-0419387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21250 Hawthorne Boulevard, Suite 800, Torrance, California	90503
(Address of principal executive offices)	(Zip code)

(310) 214-0065

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	EMMA	OTCQB
Common Stock Purchase Warrants	EMMAW	OTC Pink

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 48,471,446 shares of common stock, par value $0.001 per share, outstanding as of November 11, 2019.

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended September 30, 2019

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

The Merger was treated as a reverse recapitalization with EMI being deemed the acquiring company for accounting purposes under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

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

As a result of the Spin-Off and the Merger, since July 17, 2019 the Company has operated through EMI and its direct and indirect subsidiaries and the ongoing business of the Company is the EMI business. EMI is a commercial-stage biopharmaceutical company focused on the development, marketing and sale of innovative treatments and therapies, including those in the rare and orphan disease categories. For more information, please visit www.emmausmedical.com. The information contained on, or accessible through, our website is not incorporated by reference into this Quarterly Report and should not be considered a part of this Quarterly Report.

On August 14, 2019, the Company filed an amendment on Form 8-K/A to its Current Report on Form 8-K relating to the completion of the Merger and the Spin-Off which includes financial statements of EMI as of and for the three months and six months ended June 30, 2019 and certain pro forma financial information. This Quarterly Report should be read in conjunction with the information in the Form 8-K/A.

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of
	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents ($12,220 and $13,175 attributable to the VIE)	$13,546	$17,080
Accounts receivable, net	1,900	1,351
Inventories, net	7,491	4,705
Investment in marketable securities	27,643	49,343
Marketable securities, pledged to creditor	—	238
Prepaid expenses and other current assets ($610 and $273 attributable to the VIE)	1,194	743
Total current assets	51,774	73,460
PROPERTY AND EQUIPMENT, NET	163	152
OTHER ASSETS
Long-term investment at cost	—	538
Intangibles, net	44	54
Right of use assets	4,118	—
Deposits and other assets	383	352
Total other assets	4,545	944
Total assets	$56,482	$74,556
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses ($148 and $0 attributable to the VIE)	$10,706	$9,122
Deferred rent	—	19
Operating lease liabilities	844	—
Other current liabilities	5,412	5,181
Embedded conversion option liabilities	264	—
Notes payable, net	3,886	6,394
Notes payable to related party, net	193	468
Convertible debentures	11,000	—
Convertible notes payable, net	2,928	11,253
Convertible notes payable to related parties, net	—	5,089
Total current liabilities	35,233	37,526
LONG-TERM LIABILITIES
Deferred rent	—	268
Operating lease liabilities	3,714	—
Other long-term liabilities	34,556	36,222
Warrant derivative liabilities	—	1,399
Embedded conversion option liabilities	29	—
Notes payable, net	—	1,021
Convertible debentures	1,200	—
Convertible notes payable, net	—	5,485
Convertible notes payable to related parties, net	—	8,529
Total long-term liabilities	39,499	52,924
Total liabilities	74,732	90,450
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 250,000,000 shares authorized, 47,671,446 shares and 37,341,393 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	47	37
Additional paid-in capital	199,395	140,903
Accumulated other comprehensive income (loss)	(51)	(69)
Accumulated deficit	(216,916)	(156,668)
Total stockholders’ equity (deficit)	(17,525)	(15,797)
Noncontrolling interest	(725)	(97)
Total liabilities & stockholders’ equity (deficit)	$56,482	$74,556

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES, NET	$6,084	$4,882	$17,260	8,235
COST OF GOODS SOLD	178	141	573	497
GROSS PROFIT	5,906	4,741	16,687	7,738
OPERATING EXPENSES
Research and development	725	466	1,778	1,273
Selling	1,789	1,224	5,177	3,663
General and administrative	6,991	5,182	14,523	12,130
Total operating expenses	9,505	6,872	21,478	17,066
LOSS FROM OPERATIONS	(3,599)	(2,131)	(4,791)	(9,328)
OTHER INCOME (EXPENSE)
Other income	—	738	—	738
Loss on debt extinguishment	(6,427)	—	(6,427)	(3,245)
Impairment loss on long-term investment	—	—	(524)	—
Change in fair value of warrant derivative liabilities	424	19,456	623	20,351
Change in fair value of embedded conversion option	342	—	342	466
Net loss on investment in marketable securities	(5,248)	2,023	(21,718)	(31,627)
Transaction cost	(309)	—	(309)	—
Notes conversion expense	(3,906)	—	(3,906)	—
Interest and other income (loss)	(17)	8	146	43
Interest expense	(7,318)	(5,525)	(22,757)	(16,269)
Total other income (expense)	(22,459)	16,700	(54,530)	(29,543)
INCOME (LOSS) BEFORE INCOME TAXES	(26,058)	14,569	(59,321)	(38,871)
INCOME TAXES	25	—	242	2
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(26,083)	14,569	(59,563)	(38,873)
Net (income) loss attributable to noncontrolling interest	(54)	—	620	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(26,137)	14,569	(58,943)	(38,873)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	11	(5)	10	11
Other comprehensive income (loss)	11	(5)	10	11
COMPREHENSIVE INCOME (LOSS)	(26,072)	14,564	(59,553)	(38,862)
Amounts attributable to noncontrolling interest:
Net (income) loss attributable to noncontrolling interest	(54)	—	620	—
Foreign currency translation adjustments	(6)	—	8	—
Comprehensive (income) loss attributable to noncontrolling interest	(60)	—	628	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(26,132)	$14,564	$(58,925)	$(38,862)
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.60)	$0.40	$(1.49)	$(1.06)
NET INCOME (LOSS) PER COMMON SHARE - DILUTIVE	$(0.60)	$(0.13)	$(1.49)	$(1.58)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	46,020,507	36,719,892	40,474,847	36,644,377

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts) (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Emmaus Stockholders' Equity / (Deficit)	Non-controlling Interest	Total Equity / (Deficit)
Balance at January 1, 2019	37,341,393	$37	$140,903	$(69)	$(156,668)	$(15,797)	$(97)	$(15,894)
Cumulative effect adjustment on adoption of ASC 842	—	—	—	—	(29)	(29)	—	(29)
Beneficial conversion feature relating to convertible notes payable	—	—	2,039	—	—	2,039	—	2,039
Exercise of warrants	525	—	5	—	—	5	—	5
Common stock issued for cash (net of issuance cost)	322,920	—	2,530	—	—	2,530		2,530
Conversion of notes payable to common stock	85,410	—	329	—	—	329	—	329
Share-based compensation	—	—	536	—	—	536	—	536
Exercise of stock options	175	—	1	—	—	1	—	1
Foreign currency translation effect	—	—	—	7	—	7	1	8
Net income (loss)	—	—	—	—	(14,167)	(14,167)	14	(14,153)
Balance, March 31, 2019	37,750,423	$37	$146,343	$(62)	$(170,864)	$(24,546)	$(82)	$(24,628)
Beneficial conversion feature relating to convertible notes payable	—	—	5,391	—	—	5,391	—	5,391
Exercise of warrants	53,032	—	181	—	—	181	—	181
Common stock issued for cash (net of issuance cost)	76,755	—	730	—	—	730	—	730
Share-based compensation	—	—	438	—	—	438	—	438
Foreign currency translation effect	—	—	—	6	—	6	(15)	(9)
Net income (loss)	—	—	—	—	(18,639)	(18,639)	(688)	(19,327)
Balance, June 30, 2019	37,880,210	$37	$153,083	$(56)	$(189,503)	$(36,439)	$(785)	$(37,224)
Common stock issued for cash (net of issuance cost)	477,338	1	2,949	—	—	2,950	—	2,950
Conversion of convertible notes payable and notes payable to common stock	6,983,350	7	35,502	—	—	35,509	—	35,509
Notes conversion expense	—	—	3,906	—	—	3,906	—	3,906
Reclassification of warrant liability to equity	—	—	776	—	—	776	—	776
Common stock issued in merger	2,330,548	2	(1,644)	—	—	(1,642)	—	(1,642)
Share-based compensation	—	—	129	—	—	129	—	129
Fair value of replacement equity awards	—	—	2,438	—	—	2,438	—	2,438
Fair value of placement agent warrant including down-round protection adjustments	—	—	2,256	—	(1,276)	980	—	980
Foreign currency translation effect	—	—	—	5	—	5	6	11
Net income (loss)	—	—	—	—	(26,137)	(26,137)	54	(26,083)
Balance, September 30, 2019	47,671,446	$47	$199,395	$(51)	$(216,916)	$(17,525)	$(725)	$(18,250)

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts) (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Accumulated Deficit	Total Emmaus Stockholders' Equity / (Deficit)	Non-controlling Interest	Total Equity / (Deficit)
Balance at January 1, 2018	36,634,856	$37	$113,110	$41,276	$—	$(140,132)	$14,291	$—	$14,291
Cumulative effect adjustment on adoption of ASU 2016-01	—	—	—	(41,362)	—	41,362	—	—	—
Beneficial conversion feature relating to convertible notes payable	—	—	3,638	—	—	—	3,638	—	3,638
Common stock issued for cash	26,254	—	275	—	—	—	275	—	275
Repurchase of stock	—	—	—	—	(1,314)	—	(1,314)	—	(1,314)
Share-based compensation	—	—	710	—	—	—	710	—	710
Foreign currency translation effect	—	—	—	14	—	—	14	—	14
Net income (loss)	—	—	—	—	—	(6,097)	(6,097)	—	(6,097)
Balance at March 31, 2018	36,661,110	$37	$117,733	$(72)	$(1,314)	$(104,867)	$11,517	$—	$11,517
Beneficial conversion feature relating to convertible notes payable	—	—	5,583	—	—	—	5,583	—	5,583
Common stock issued for cash	—	—	—	—	—	—	—	—	—
Repurchase of stock	(735,102)	(1)	1	—	—	—	—	—	—
Share-based compensation	—	—	955	—	—	—	955	—	955
Exercise of warrants (cashless)	8,733	—	—	—	—	—	—	—	—
Foreign currency translation effect	—	—	—	2	—	—	2	—	2
Net income (loss)	—	—	—	—	—	(47,345)	(47,345)	—	(47,345)
Balance at June 30, 2018	35,934,741	$36	$124,272	$(70)	$(1,314)	$(152,212)	$(29,288)	$—	$(29,288)
Beneficial conversion feature relating to convertible notes payable	—	—	997	—	—	—	997	—	997
Exercise of warrants	31,504	—	105	—	—	—	105		105
Stock issued for cash	—	—	—	—	—	—	—	—	—
Cancellation of stock	—	—	(1,314)	—	1,314	—	—	—	—
Share-based compensation	—	—	2,078	—	—	—	2,078	—	2,078
Exercise of stock option (cashless)	88,473	1	(1)	—	—	—	—	—	—
Exercise of warrants (cashless)	1,700,957	1	(1)	—	—	—	—	—	—
Foreign currency translation effect	—	—	—	(5)	—	—	(5)	—	(5)
Net income (loss)	—	—	—	—	—	14,569	14,569	—	14,569
Balance at September 30, 2018	37,755,675	$38	$126,136	$(75)	$—	$(137,643)	$(11,544)	$—	$(11,544)

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,563)	$(38,873)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	54	44
Impairment loss on long-term investment	524	—
Cost of inventory written off	—	11
Amortization of discount of notes payable and convertible notes payable	19,479	13,057
Foreign exchange adjustments on convertible notes and notes payable	49	(22)
Net loss on investment in marketable securities	21,718	31,627
Loss on debt settlement	6,427	3,245
Share-based compensation	1,103	3,743
Fair value of replacement equity awards	2,438	—
Notes conversion expense	3,906	—
Change in fair value of warrant derivative liabilities	(623)	(20,351)
Change in fair value of embedded conversion option	(342)	(466)
Net changes in operating assets and liabilities
Accounts receivable	(548)	(1,390)
Inventories	(2,787)	(2,735)
Prepaid expenses and other current assets	(426)	(39)
Other non-current assets	(4,150)	(238)
Accounts payable and accrued expenses	4,857	2,585
Deferred revenue	500	—
Deferred rent	(287)	246
Other current liabilities	230	2,130
Other long-term liabilities	2,363	2,690
Net cash flows used in operating activities	(5,078)	(4,736)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with the Merger	(1,641)	—
Purchases of property and equipment	(55)	(81)
Sales of marketable securities	221	6,439
Purchase of marketable securities and investment at cost	—	(501)
Net cash flows provided by (used in) investing activities	(1,475)	5,857
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock and warrants	—	(7,500)
Proceeds from notes payable issued, net of issuance cost and discount	—	6,670
Proceeds from convertible notes payable issued, net of issuance cost and discount	—	17,645
Payments of notes payable	—	(4,200)
Payments of convertible notes	(3,368)	(20,000)
Proceeds from exercise of warrants	186	105
Proceeds from issuance of common stock	6,210	275
Net cash flows provided by (used in) financing activities	3,028	(7,005)
Effect of exchange rate changes on cash	(9)	(10)
Net decrease in cash and cash equivalents	(3,534)	(5,894)
Cash and cash equivalents, beginning of period	17,080	22,556
Cash and cash equivalents, end of period	$13,546	$16,662
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$1,239	$1,783
Income taxes paid	$242	$2
Warrant liabilities reclassified to equity	$776	$—
Conversion of convertible notes payable and notes payable to common stock	$33,457	$—
Conversion of accrued interest payable to common stock	$2,381	$—
Exercise of warrants and options on cashless basis	—	1,798

The accompanying notes are an integral part of these consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Emmaus Life Sciences, Inc., (formerly, “MYnd Analytics, Inc.”) and its direct and indirect consolidated subsidiaries (collectively, the “Company” or “Emmaus”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. All significant intercompany transactions have been eliminated. The Company’s unaudited consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. The consolidated interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2018, filed by EMI Holding, Inc. with the Securities and Exchange Commission (“SEC”) on March 21, 2019 (the “Annual Report”). Interim results for the periods presented herein are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.

Going Concern Assessment

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Based on our loss to date, anticipated future revenues and operating expenses, debt repayment obligations and cash and cash equivalent of $13.5 million, of which $12.2 million was attributable to a variable interest entity (“VIE”) as of September 30, 2019, we do not have sufficient operating capital for our business without raising additional capital and therefore there is substantial doubt about the Company’s ability to continue as a going concern.

Organization and Nature of Operations

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

The Merger was treated as a reverse recapitalization with EMI being deemed the acquiring company for accounting purposes under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

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

As a result of the Spin-Off and the Merger, since July 17, 2019 the Company has operated through EMI and its direct and indirect subsidiaries and the ongoing business of the Company is the EMI business, which is that of a commercial-stage biopharmaceutical company focused on the development, marketing and sale of innovative treatments and therapies, including those in the rare and orphan disease categories. As the acquiring company for accounting purposes, financial condition and results of operations of the Company reflected in the accompanying unaudited consolidated interim financial statements for periods prior to the Merger are those of EMI. .

Principles of consolidation—The consolidated financial statements include the accounts of the Company, EMI and EMI’s wholly‑owned subsidiary, Emmaus Medical, Inc. and Emmaus Medical, Inc.’s wholly‑owned subsidiaries, Newfield Nutrition Corp., Emmaus Medical Japan, Inc. (“EMJ”), Emmaus Life Sciences, Co. Ltd (“ELSK”) and Emmaus Medical Europe, Ltd (“EM Europe”). All significant intercompany transactions have been eliminated.

The Company also consolidates EJ Holdings, Inc., a Japanese corporation, as a variable interest entity (VIE) on the basis that the Company is an indirect 40% shareholder and the primary beneficiary of the VIE. The Company is deemed to be the primary beneficiary of the VIE if it has both (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The preparation of the consolidated financial statements requires the use of management estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reported period. Actual results could differ materially from those estimates.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Refer to the Annual Report for a summary of significant accounting policies. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2019 except for leases, which are discussed below. Below are disclosures of certain interim balances, transactions, and significant assumptions used in computing fair value as of and for the three and nine months ended September 30, 2019 and comparative amounts from the prior fiscal periods:

Revenues – Effective January 1, 2018, the Company adopted Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on the measurement or on the recognition of revenue of contracts for which all revenue had not been recognized as of January 1, 2018, therefore no cumulative adjustment has been made to the opening balance of accumulated deficit at the beginning of 2018.

The Company generates revenues through the sale of Endari® as a treatment for sickle cell disease (“SCD”) and to a much lesser extent from the sale of AminoPure®, a nutritional supplement.

Revenues from Endari® product sales are recognized upon delivery and transfer of control of products to the Company’s distributors and specialty pharmacy customers. Distributors resell the products to other specialty pharmacy providers, health care providers, hospitals, patients and clinics. In addition to distribution agreements with distributors, the Company enters into contractual arrangements with specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities that provide for government-mandated or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our products. These various discounts, rebates, and chargebacks are referred to as “variable consideration.” Revenues from product sales are recorded net of variable consideration.

Prior to recognizing revenues, the Company’s management forecasts and estimates variable consideration. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenues recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Provisions for returns and other variable consideration adjustments are provided for in the period in which the related revenues are recorded. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.  The following are our significant categories of variable consideration:

Sales Discounts and Allowances: The Company provides its customers contractual prompt payment discounts and from time to time offers additional one-time discounts that are recorded as a reduction of revenues in the period the revenues are recognized.

Product Returns: The Company offers its distributors a right to return product purchased directly from the Company based principally upon (i) overstocks, (ii) inactive product or non-moving product due to market conditions, and (iii) expired products. Product return allowances are estimated and recorded at the time of sale.

Government Rebates: The Company is subject to discount obligations under state Medicaid programs and the Medicare Part D prescription drug coverage gap program.  The Company’s management estimates Medicaid and Medicare Part D prescription drug coverage gap rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenues are recognized, resulting in a reduction of product revenues and the establishment of a current liability that is included as accounts payable and accrued expenses in our balance sheet. The liability for these rebates consists primarily of estimates of claims expected to be received in future periods related to the recognized revenues.

Chargebacks and Discounts: Chargebacks for fees and discounts represent the estimated obligations resulting from contractual commitments to sell products to certain specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities at prices lower than the list prices charged to distributors. The distributors and pharmacy benefit management charge the Company for the difference between what they pay for the products and the Company’s contracted selling price to these specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities. These reserves are established in the same period that the related revenues are recognized, resulting in a reduction of revenues. Chargeback amounts are generally determined at the time of resale of products by the distributors.

Leases — As described below under "Recent accounting pronouncements,” we adopted ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”) as of January 1, 2019. Pursuant to ASU 2016-02, all of our leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of ASU 2016-02, we recorded an operating lease right-of-use asset and an operating lease liability on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset during the lease term and the lease obligation represents our commitment to make lease payments arising from the lease. Right-of-use lease assets and obligations were recognized based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, we have used an estimated incremental borrowing rate based on the information available at our adoption date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. For all lease agreements, we combine lease and non-lease components. No right-of-use asset and related lease liability are recorded for leases with an initial term of 12 months or less.

Prior to our adoption of ASU 2016-02, when our lease agreements contained tenant improvement allowances and rent escalation clauses, we recorded a deferred rent asset or liability equal to the difference between the rent expense and the future minimum lease payments due. The lease expense related to operating leases was recognized on a straight-line basis in the statements of operations over the term of each lease. In cases where the lessor granted us leasehold improvement allowances, we capitalized the improvements as incurred and recognized it over the shorter of the lease term or the expected useful life of the improvements.

Inventories — Substantially, all the raw material purchased during the three and nine months ended September 30, 2019 and the year ended December 31, 2018 were from one vendor. The below table presents inventory by category (in thousands):

	September 30, 2019	December 31, 2018
Raw materials and components	$1,089	$171
Work-in-process	2,392	2,471
Finished goods	4,010	2,063
Total	$7,491	$4,705

Marketable securities— The Company’s marketable securities as of December 31, 2018 consisted of the following; (a) 39,250 shares of capital stock of CellSeed, Inc., a Japanese Corporation (“CellSeed”) acquired in January 2009 at ¥680 JPY per share ($7.69 USD), which shares were sold in June 2019 for cash proceeds of approximately $221,000; and (b) 6,643,559 shares of capital stock of Telcon RF Pharmaceutical, Inc., a Korean corporation (formerly, Telcon Inc. and herein “Telcon”), which were acquired in July 2017 for ₩36,001,446,221 KRW (equivalent to $31.8 million USD) at ₩5,419 KRW per share.

As of September 30, 2019 and December 31, 2018, the closing prices per Telcon share on the Korean Securities Dealers Automated Quotations (“KOSDAQ”) were ₩4,995 ($4.16 USD) and ₩8,280 KRW ($7.43 USD), respectively.  As of December 31, 2018, the closing price per CellSeed share on the Tokyo Stock Exchange was ¥668 JPY ($6.07 USD).

As of September 30, 2019 and December 31, 2018, all shares of Telcon common stock were pledged to secure our obligations under the revised API agreement with Telcon.

As of December 31, 2018, the 39,250 shares of CellSeed common stock were pledged to secure a $300,000 convertible note of the Company issued to Mitsubishi UFJ Capital III Limited Partnership that was due on demand and were classified as marketable securities, pledged to creditor in our balance sheet. During the nine months ended September 30, 2019, the Company repaid the convertible notes.

Prepaid expenses and other current assets — Prepaid expenses and other current assets consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Prepaid insurance	$427	$82
Other prepaid expenses and current assets	767	661
	$1,194	$743

Other long-term liabilities—Other long-term liabilities consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Trade discount	$24,052	$26,222
Unearned revenue	10,500	10,000
Other long-term liabilities	4	—
Total other long-term liabilities	$34,556	$36,222

On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately ₩36.0 billion KRW (approximately $31.8 million USD) in consideration for the right to supply 25% of the Company’s requirements for bulk containers of pharmaceutical grade L-glutamine (“PGLG”). The advance was accounted for a trade discount. See Note 10 for additional details.

Fair value measurements — The following table presents the change in fair value of warrant derivative liabilities on a recurring basis using Level 3 inputs during the year ended December 31, 2018 (in thousands):

Year Ended
Warrant Derivative Liabilities—Stock Purchase Warrants	December 31, 2018
Balance, beginning of period	$26,377
Repurchased	(6,186)
Change in fair value included in the statement of comprehensive income (loss)	(20,191)
Balance, end of period	$—

The following table presents the change in fair value of warrants issued to GPB Debt Holdings II, LLC as described in Note 8 as of September 30, 2019 and December 31, 2018 (in thousands):

	Nine Months Ended		Year Ended
	September 30, 2019		December 31, 2018
Warrant Derivative Liabilities—GPB	Warrants	Embedded Conversion Option	Warrants	Embedded Conversion Option
Balance, beginning of period	$1,399	$—	$1,882	$1,289
Change in fair value included in the statement of comprehensive income (loss)	(623)	—	(483)	(466)
Extinguished upon debt repayment	—	—	—	(823)
Reclassification to equity	(776)
Balance, end of period	$—	$—	$1,399	$—

The value of warrant derivative liabilities and the change in fair value of the warrant derivative liabilities were determined using a Binomial Monte-Carlo Cliquet Option Pricing Model. The model is similar to traditional Black-Scholes-type option pricing models, except that the exercise price resets at certain dates in the future. In connection with the Merger, the variable exercise price was fixed, and the warrants were reclassified to equity.

The value as of the dates set forth in the table above was based on upon following assumptions:

	July 17, 2019	December 31, 2018
Stock price	$7.02	$9.10
Risk‑free interest rate	1.81%	2.48%
Expected volatility (peer group)	70.00%	70.00%
Expected life (in years)	3.96	4.00
Expected dividend yield	—	—
Number outstanding	252,802	240,764
Balance, end of period:
Warrant derivative liabilities (long-term) (in thousands)	$776	$1,399

The embedded conversion option in our 10% senior secured convertible debentures is separately accounted at fair value as a derivative liability under the guidance in ASC 815 as of September 30, 2019 and any changes in the fair value of the embedded conversion option are recognized in earnings.

The following table sets forth the fair value of the embedded conversion option measured as of September 30, 2019:

Nine Months Ended
Embedded Conversion Option Liabilities—10% Secured Senior Debentures	September 30, 2019
Balance, beginning of period	$—
Fair value at issuance date	$635
Change in fair value included in the statement of comprehensive income (loss)	(342)
Balance, end of period	$293

The value and the change in fair value of embedded conversion option liabilities were determined using a binomial lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock over successive periods of time.

The values as of September 30, 2019 and as of the Merger date were based upon following assumptions:

	September 30, 2019	July 17, 2019
Conversion price	$9.52	$10.00
Risk‑free interest rate	1.74%	1.92%
Expected volatility (peer group)	60.00%	55.00%
Expected life (in years)	1.06	1.26
Expected dividend yield	—	—
Balance, end of period:
Embedded conversion option liabilities (in thousands)	$293	$635

Net loss per share — As of September 30, 2019 and 2018, the Company had outstanding potentially dilutive securities exercisable for or convertible into 13,458,185 and 16,053,511 shares of Company common stock, respectively. No potentially dilutive securities were included in the calculation of diluted net loss per share since their effect would be anti-dilutive for the period ended September 30, 2019.

Recent accounting pronouncements— In June 2016, the FASB issued ASU 2016-13—Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this new standard on our financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820. The amendments in ASU 2018-13 remove some disclosures, modify others, and add some new disclosure requirements. The amendments in this ASU are effective for all entities for fiscal years, and interim period within those fiscal years, beginning after December 15, 2019 with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2018-13 will have on its consolidated financial statements and accompanying footnote disclosures.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810) Targeted Improvements to Related Party guidance for Variable Interest Entities (“ASU 2018-17”), which amends two aspects of the related-party guidance in ASC 810.

Specifically, ASU 2018-17 (1) adds an elective private-company scope exception to the variable interest entity guidance for entities under common control and (2) removes a sentence in ASC 810-10-55-37D regarding the evaluation of fees paid to decision makers to conform with the amendments in ASU 2016-17, Interest Held Through Related Parties That Are Under Common Control. The amendments in ASU 2018-17 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2018-17 to have a material impact on its consolidated financial statements.

NOTE 3 — REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended September 30, 2019		Nine Months Ended September 30,
	2019	2018	2019	2018
Endari®	$5,994	$4,803	$16,960	$7,863
Other	90	$79	300	372
Revenues, net	6,084	4,882	17,260	8,235

The following table summarizes the revenue allowance and accrual activities for the nine months ended September 30, 2019 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2018	$303	$1,880	$181	$2,364
Provision related to sales in the current year	1,039	2,368	190	3,597
Adjustments related prior period sales	(218)	(1,082)	—	(1,300)
Credit and payments made	(866)	(1,816)	—	(2,682)
Balance as of September 30, 2019	$258	$1,350	$371	$1,979

The following table summarizes revenues attributable to each of our customers who accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended September 30, 2019		Nine Months Ended September 30,
	2019	2018	2019	2018
AmerisourceBergen Specialty Group	62%	90%	60%	88%
McKesson Plasma and Biologics LLC	22%	4%	21%	3%

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Equipment	$333	$306
Leasehold improvements	82	70
Furniture and fixtures	95	79
Total property and equipment	510	455
Less: accumulated depreciation	(347)	(303)
Property and equipment, net	$163	$152

During the three months ended September 30, 2019 and 2018, depreciation expense was approximately $16,000 and $13,000, respectively. During the nine months ended September 30, 2019 and 2018, depreciation expense was approximately $44,000 and $21,000, respectively.

NOTE 5 — INVESTMENTS

Equity Securities—Effective January 1, 2018, the Company adopted ASU 2016-01 which requires the Company to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize in earnings any changes in such fair value. The Company uses quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, the Company has elected the measurement alternative under which the Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired; however, the Company is not required to determine the fair value of these investments unless impairment indicators existed. When impairment indicators exist, the Company generally uses discounted cash flow analyses to determine the fair value. For the nine months ended September 30, 2019, the Company recognized approximately $524,000 in impairment loss for equity securities without readily determinable fair values attributable to an investment in KPS Co., Ltd. The Company recognized a cumulative effect adjustment of $41.4 million, net of $12.3 million income tax benefit, to increase the opening balance of retained earnings with an offset to accumulated other comprehensive income as of January 1, 2018, in connection with the adoption of ASU 2016-01.

At September 30, 2019 and December 31, 2018, the carrying values of equity securities were included in the following line items in our consolidated balance sheets (in thousands):

	September 30, 2019		December 31, 2018
	Fair Value with Changes Recognized in Income	Measurement Alternative - No Readily Determinable Fair Value	Fair Value with Changes Recognized in Income	Measurement Alternative - No Readily Determinable Fair Value
Marketable securities	$27,643	$—	$49,581	$—
Long-term investment at cost	—	—	—	538
Total equity securities	$27,643	$—	$49,581	$538

Net unrealized loss on marketable securities available-for-sale still held at September 30, 2019 and at September 30, 2018 was approximately $21.7 million and approximately $24.1 million, respectively.

NOTE 6 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At September 30, 2019 and December 31, 2018, accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable:
Clinical and regulatory expenses	$352	$83
Professional fees	1,531	2,157
Selling expenses	552	382
Manufacturing costs	4,171	—
Other vendors	794	980
Total accounts payable	7,400	3,602
Accrued interest payable, related parties	36	842
Accrued interest payable	824	2,138
Accrued expenses:
Payroll expenses	819	713
Government rebates and other incentives	1,350	1,744
Other accrued expenses	277	83
Total accrued expenses	2,446	2,540
Total accounts payable and accrued expenses	$10,706	$9,122

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding September 30, 2019	Discount Amount September 30, 2019	Carrying Amount September 30, 2019	Shares Underlying September 30, 2019		Principal Outstanding December 31, 2018	Discount Amount December 31, 2018	Carrying Amount December 31, 2018	Shares Underlying Notes December 31, 2018
Notes payable
2013	10%	Due on demand	—	$926	$—	$926	—		$909	$—	$909	—
2015	10%	Due on demand	—	—	—	—	—		10	—	10	—
2016	10% - 11%	Due on demand	—	—	—	—	—		843	—	843	—
2017	5% - 11%	Due on demand	—	—	—	—	—		2,575	—	2,575	—
2018	10% - 11%	Due on demand- 18 months	—	—	—	—	—		12,311	9,233	3,078	—
2019	11%	Due on demand - 6 months	—	2,960	—	2,960	—		—	—	—	—
				$3,886	$—	$3,886	—		$16,648	$9,233	$7,415	—
		Current		$3,886	$—	$3,886	—		$12,448	$6,054	$6,394	—
		Non-current		$—	$—	$—	—		$4,200	$3,179	$1,021	—
Notes payable - related parties
2016	10%	Due on demand	—	$20	$—	$20	—		$270	$—	$270	—
2017	10%	Due on demand	—	—	—	—	—		39	—	39	—
2018	11%	Due on demand	—	159	—	159	—		159	—	159	—
2019	10%	Due on demand	—	14	—	14	—		—	—	—	—
				$193	$—	$193	—		$468	$—	$468	—
		Current		$193	$—	$193	—		$468	$—	$468	—
Convertible debentures
2019	10%	18 months	$9.52	$12,200	$—	$12,200	1,292	(a)
				$12,200	$—	$12,200	1,292		$—	$—	$—	—
		Current		$11,000	$—	$11,000	1,166		$—	$—	$—	—
		Non-current		$1,200		$1,200	126		$—	$—	$—	—
Convertible notes payable
2011	10%	5 years	$3.05	$—	$—	$—	—		$300	$—	$300	98
2014	10%	Due on demand - 2 years	$3.05 - $3.60	—	—	—	—		519	—	519	184
2016	10%	1 year	$4.50	—	—	—	—		61	—	61	17
2017	10%	Due on demand - 1 year	$3.50 - $4.50	—	—	—	—		2,820	349	2,471	899
2018	6% - 10%	Due on demand - 2 years	$3.50 - $10.00	3,000	72	2,928	356	(b)	19,556	6,169	13,387	3,664
				$3,000	$72	$2,928	356		$23,256	$6,518	$16,738	4,862
		Current		$3,000	$72	$2,928	356		$16,604	$5,351	$11,253	3,981
		Non-current		$—	$—	$—	—		$6,652	$1,167	$5,485	881
Convertible notes payable - related parties
2012	10%	Due on demand	$3.30	$—	$—	$—	—		$200	$—	$200	74
2015	10%	2 years	$4.50	—	—	—	—		200	—	200	58
2017	10%	2 years	$10.00	—	—	—	—		5,000	311	4,689	533
2018	10%	2 years	$10.00	—	—	—	—		9,400	871	8,529	972
				$—	$—	$—	—		$14,800	$1,182	$13,618	1,637
		Current		$—	$—	$—	—		$5,400	$311	$5,089	665
		Non-current		$—	$—	$—	—		$9,400	$871	$8,529	972
		Total		$19,279	$72	$19,207	$1,648		$55,172	$16,933	$38,239	$6,499

(a) The notes are convertible to Emmaus Life Sciences, Inc. shares.
(b) The notes are convertible to EMI Holding, Inc. shares.

The weighted-average stated interest rate of notes payable was 10% as of September 30, 2019 and December 31, 2018. The weighted-average effective interest rates of notes payable as of September 30, 2019 and December 31, 2018 were 12% and 35%, respectively, after giving effect to discounts relating to beneficial conversion features of these notes. The notes payable and convertible notes payable contain no restrictive financial covenants or acceleration clauses associated with a material adverse change event. The convertible debentures contain negative covenants.

Immediately prior to the completion of the Merger, all but one of the convertible notes payable were converted into shares of EMI common stock at their respective conversion prices. At the completion of the Merger, the converted shares were exchanged for shares of the Company common stock in the same manner as other outstanding shares of common stock of EMI based on the Merger “exchange ratio.” The unconverted convertible note payable of EMI is convertible into shares of common stock of EMI at conversion price of $10.00 per share as of September 30, 2019.

Our 10% senior secured convertible debentures were amended and restated immediately prior to the Merger to include, among other changes, an option to convert their debentures into shares of common stock of the Company at a conversion price of $9.52 per share during the term of the debentures. The conversion feature of the debentures is treated as a conversion feature derivative liability.

Contractual principal payments due on notes payable and debentures are as follows (in thousands):

Year Ending
2019 (three months)	$6,079
2020	13,200
Total	$19,279

The Company estimated the total fair value of any beneficial conversion feature and accompanying warrants in allocating the proceeds from the sale of convertible notes payable. The proceeds allocated to the beneficial conversion feature were determined by taking the estimated fair value of shares underlying the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of common stock as of the date of issuance.

The Company issued warrants with our 10% senior secured convertible debentures. The fair value of the warrants issued in conjunction with debentures were determined using the Binominal Monte-Carlo Cliquet Option Pricing Model with the following inputs for the nine months ended September 30, 2019 and year ended December 31, 2018 (See Note 8).

	Nine months ended September 30, 2019	Year ended December 31, 2018
Stock price	$6.86	$11.10
Exercise price	$5.87	$11.30
Term until expiration	4.26 years	5 years
Risk‑free interest rate	1.79%	3.05%
Expected dividend yield	—	—
Expected volatility	65.0%	70.0%

With respect to the notes that included both a beneficial conversion feature and a warrant, the proceeds were allocated to the beneficial conversion feature and the warrant based on their respective pro rata fair values.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Private placement — On September 11, 2013, the Company issued an aggregate of 3,020,501 units at a price of $2.50 per unit (the “Private Placement”). Each unit consisted of one share of common stock and one common stock warrant for the purchase of an additional share of common stock. The aggregate purchase price for the units was approximately $7.6 million. In addition, 300,000 warrants for the purchase of a share of common stock were issued to a broker under the same terms as the Private Placement transaction (the “Broker Warrants”).

The warrants issued in the Private Placement and the Broker Warrants entitle the holders thereof to purchase, at any time on or prior to September 11, 2018, shares of common stock of the Company at an exercise price of $3.50 per share. The warrants contain non-standard anti-dilution protection and, consequently, are being accounted for as liabilities, were originally recorded at fair value, and are adjusted to fair market value each reporting period. Because the shares of common stock underlying the Private Placement warrants and Broker Warrants were not effectively registered for resale by September 11, 2014, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The shares have not been registered for resale as of September 30, 2018. The availability to warrant holders of the cashless exercise feature as of September 11, 2014 caused the then-outstanding 2,225,036 Private

Placement warrants and Broker Warrants with fair value of approximately $7.1 million to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period. On June 10, 2014, certain warrant holders exercised 1,095,465 warrants issued in the Private Placement for the exercise price of $3.50 per share, resulting in the Company receiving aggregate exercise proceeds of $3.8 million and issuing 1,095,465 shares of common stock. Prior to exercise, these Private Placement warrants were accounted for at fair value as liability classified warrants. As of June 10, 2014, immediately prior to exercise, the carrying value of these Private Placement warrants was reduced to their fair value of $1.8 million, representing their intrinsic value, with this adjusted carrying value of $1.8 million being transferred to additional paid-in capital. Also on June 10, 2014, based on an offer made to holders of Private Placement warrants in connection with such exercises, the Company issued an aggregate of 1,095,465 replacement warrants to holders exercising Private Placement warrants, which replacement warrants have terms that are generally the same as the exercised warrants, including an expiration date of September 11, 2018 and an exercise price of $3.50 per share.

The replacement warrants are treated for accounting purposes as liability classified warrants, and their issuance gave rise to a $3.5 million warrant exercise inducement expense based on their fair value as of issuance as determined using a Binomial Monte-Carlo Cliquet (aka Ratchet) Option Pricing Model. Because the shares of common stock underlying the replacement warrants were not effectively registered for resale by June 10, 2015, the warrant holders have an option to exercise the warrants using a cashless exercise feature. The availability to warrant holders of the cashless exercise feature as of June 10, 2015 caused the then-outstanding 1,095,465 replacement warrants with fair value of approximately $2.5 million to be reclassified from liability classified warrants to warrant derivative liabilities and to continue to be remeasured at fair value each reporting period.

As of September 11, 2018, all of the Private Placement warrants, replacement warrants and Broker Warrants had been exercised primarily on a cashless basis or had expired.

Purchase Agreement with GPB—On December 29, 2017, the Company entered into the Purchase Agreement with GPB Debt Holdings II, LLC (“GPB”), pursuant to which the Company issued to GPB a $13 million principal amount senior secured convertible promissory note (the “GPB Note”) for an aggregate purchase price of approximately $12.5 million, which reflected a 4.0% original issue discount.

In connection with the issuance of the GPB Note, the Company also issued to GPB a warrant (the “GPB Warrant”) to purchase up to 240,674 of Company common stock at an exercise price of $10.80 per company share, with customary adjustments for stock splits, stock dividends and other recapitalization events and anti-dilution provisions set forth in the GPB Warrant. If the Company effects a public listing of common stock for trading on any securities market or exchange, whether through a direct listing application or merger transaction, at a price per share less than the exercise price, the exercise price will be adjusted on a one-time basis to a 10% premium to the dilutive issuance price and the number of shares issuable under the GPB Warrant will be increased on a full ratchet basis. The GPB Warrant became exercisable six months after issuance and has a term of five years after the initial exercise date.

In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company has agreed to file a registration statement with SEC relating to the offer and sale by GPB of the common stock underlying the GPB Warrant within one hundred eighty (180) days of closing of a public listing of the Company’s Common Stock for trading on any national securities exchange (excluding any over-the-counter market), whether through a direct listing application or merger transaction. The Company is required to have the registration statement become effective on the earlier of (A) the date that is two-hundred and forty (240) days following the later to occur of (i) the date of closing of the public listing or (ii) or in the event the registration statement receives a “full review” by the Commission, the date that is 300 days following the date of closing of the public listing, or (B) the date which is within three (3) business days after the date on which the Commission informs the Company (i) that the Commission will not review the registration statement or (ii) that the Company may request the acceleration of the effectiveness of the registration statement. If the Company does not timely effect such registration, it will be required to pay GPB certain late payments specified in the Registration Rights Agreement.

In February 2018, the Company prepaid the GPB Note in full. Upon such prepayment, the Purchase Agreement and the Company’s obligations under the transaction documents entered into pursuant to the Purchase Agreement terminated except for the GPB Warrant and the Registration Rights Agreement.

Purchase Agreement with 10% senior secured debentures—In October 2018, the EMI sold and issued $12.2 million principal amount of 10% senior secured debentures and warrants to purchase an aggregate of up to 1,220,000 share of EMI common stock pursuant to a securities purchase agreement dated as of September 18, 2018 among EMI and limited number of accredited investors. The net proceeds of the sale of the debentures and warrants were used to fund EMI’s loan to EJ Holdings, Inc., a variable interest entity (“VIE”), reflected in the Company’s consolidated financial statements.

The debentures were amended and restated in their entirety in conjunction with the merger of the Company on July 17, 2019 as described in Note 12. As originally issued, the debentures bore interest at the rate of 10% per annum, payable monthly commencing November 1, 2018, and were to mature on April 21, 2020. The Company was to be obligated to redeem $1 million principal amount of debentures monthly, commencing in May 2019 and to redeem the debentures in full upon a “subsequent financing” of at least $20 million, subject to certain exceptions, or in the “event of default” (as defined). The Company’s obligations under the debentures were secured by a security interest in substantially all of our assets, except for certain pledged marketable securities, and are guaranteed by the U.S. subsidiaries, Emmaus Medical, Inc. and Newfield Nutrition Corporation.

The common stock purchase warrants also were amended and restated in their entirety in conjunction with the Merger. As originally issued, the common stock purchase warrants were exercisable for five years beginning April 22, 2019 at an initial exercise price of $11.30 per share, which was to be subject to reduction if EMI became a listed company or its common stock became listed or quoted on a trading market based upon the public offering price or “VWAP” of the common stock. The exercise price also was subject to adjustment in certain other customary circumstances.

T.R. Winston & Company, LLC acted as placement agent in connection with the sale of the debentures and warrants pursuant to an amended and restated fee agreement with us dated October 1, 2018. In accordance with the fee agreement, EMI paid T.R. Winston a cash fee equal to 5% of the gross proceeds received from the purchasers, granted T.R. Winston warrants to purchase up to 120,000 shares of EMI common stock on the same terms as the common stock purchase warrants sold to the purchasers and reimbursed T.R. Winston for certain legal fees and expenses.

Effective as of March 5, 2019, EMI entered into a securities amendment agreement with the debenture and warrant holders which amended in certain respects the original securities purchase agreement provided that the debentures and warrants were to be amended in certain respects and restated in their entirety immediately prior to and subject to the completion of the then-pending Merger.

Pursuant to the terms of the securities amendment agreement, (i) the debenture holders waived their right to the monthly redemption of $1,000,000 principal amount of the debentures that was due May 1, 2019 and their right to accelerate the repayment of the debentures in connection with the proposed Merger and (ii) the provision of the debentures requiring their mandatory redemption in connection with any “subsequent financing” was eliminated.  The debenture holders subsequently waived their rights to the monthly redemptions due June 1 and July 1, 2019 respectively.

The amended and restated debentures provide that the mandatory monthly redemption of $1,000,000 principal amount thereof will commence in November 2019 and that they will mature on October 21, 2020, six months later than the original maturity date of the debentures.  Unlike the debentures, the amended and restated debentures are convertible at the option of each holder into shares of Company common stock at a conversion price of $10.00 a share, subject to adjustment for stock splits, merger reorganizations and other customary events. The amended and restated warrants will be exercisable for up to an aggregate of up to 1,460,000 shares of our common stock, or 244,000 more shares than are currently purchasable under the original warrants, at an initial exercise price of $10.00 per share, or $1.30 less than the original exercise price of the warrants. The exercise price of the warrants was subject to reduction in connection with a “going public event,” such as the Merger based upon the “VWAP” (i.e., volume-weighted average trading price) of the Company common stock at the time of the Merger.   The exercise price also will be subject to adjustment for stock splits and other customary events.  Upon completion of the Merger, the exercise price of the warrants and the number of underlying warrant shares were adjusted based upon “exchange ratio” in the Merger. Subsequent to the Merger, exercise price of the warrants was adjusted in accordance with their terms to $5.87 per share based upon the VWAP of the Company common stock on the day following completion of the Merger.

A summary of outstanding warrants as of September 30, 2019 and December 31, 2018 is presented below:

	September 30, 2019	December 31, 2018
Warrants outstanding, beginning of period	3,436,431	5,265,432
Assumed as part of Merger	1,044,939
Granted	500,951	1,542,000
Exercised	(51,000)	(2,385,317)
Cancelled, forfeited or expired	—	(985,684)
Warrants outstanding, end of period	4,931,321	3,436,431

A summary of outstanding warrants by year issued and exercise price as of September 30, 2019 is presented below:

		Outstanding			Exercisable
Year issued and Exercise Price		Number of Warrants Issued	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Total	Weighted-Average Exercise Price
At December 31, 2015
	$4.67	115,953	0.43	$4.67	115,953	$4.67
	2015 Total	115,953			115,953
At December 31, 2016
	$4.29	124,703	1.78	$4.29	124,703	$4.29
	$4.48	78,760	1.59	$4.48	78,760	$4.48
	$4.76	1,365,189	1.61	$4.76	1,365,189	$4.76
	2016 Total	1,568,652			1,568,652
At December 31, 2017
	$10.28	252,802	3.75	$10.28	252,802	$10.28
	2017 Total	252,802			252,802
At December 31, 2018
	$10.76	210,553	3.86	$10.76	210,553	$10.76
	$5.87	1,407,188	4.06	$5.87	1,407,188	$5.87
	2018 Total	1,617,741			1,617,741
At September 30, 2019
	$6.12	32,391	4.66	$6.12	32,391	$6.12
	$12.00	76,575	3.98	$12.00	76,575	$12.00
	$14.04	174,999	3.50	$14.04	174,999	$14.04
	$31.50	737,975	2.82	$31.50	737,975	$31.50
	$36.24	22,333	2.82	$36.24	22,333	$36.24
	$60.00	666	1.25	$60.00	666	$60.00
	$5.87	256,234	4.08	$5.87	256,234	$5.87
	$7.68	75,000	4.80	$7.68	75,000	$7.68
	2019 Total	1,376,173			1,376,173
	Total	4,931,321			4,931,321

Summary of Plans – Upon completion of the Merger, the EMI Amended and Restated 2011 Stock Incentive Plan was assumed by the Company. The 2011 Stock Incentive Plan permits grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants. The Company also maintains a 2012 Omnibus Incentive Compensation Plan under which the Company may grant incentive stock options to selected employees including officers, non-employee consultants and non-employee directors. All outstanding stock options under the 2012 Omnibus Incentive Compensation Plan were fully vested prior to the merger.

Stock options—During the nine months ended September 30, 2019, the Company granted options to purchase 50,000 shares of common stock. The options have an exercise price of $10.30 per share. During the year ended December 31, 2018, the Company granted stock options to purchase up to 357,000 shares of Company common stock. All of the options are exercisable for ten years of from the date of grant and will vest and become exercisable with respect to the underlying shares as follows: as to one‑third (1/3) of the share on the first anniversary of the grant date, and as to the remaining two‑thirds (2/3) of the shares in twenty‑four (24) approximately equal monthly installments over a period of two years thereafter.

Upon completion of the Merger, the option exercise prices and number of underlying option shares were adjusted based upon “exchange ratio” in the Merger.

A summary of outstanding stock options as of September 30, 2019 and December 31, 2018 are presented below.

	September 30, 2019		December 31, 2018
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	6,642,200	$4.40	6,775,200	$4.12
Granted or deemed granted	636,683	$7.09	357,000	$11.28
Exercised	(200)	$5.00	(170,000)	$4.59
Cancelled, forfeited and expired	(33,333)	$11.30	(320,000)	$6.06
Options outstanding, end of period	7,245,350	$4.68	6,642,200	$4.40
Options exercisable, end of period	6,987,464	$4.46	5,958,783	$3.87
Options available for future grant	2,167,150		2,357,800

During the nine months ended September 30, 2019 and 2018, the Company recognized approximately $3.5 million and $1.7 million, respectively, of share-based compensation expense arising from stock options, including $1.9 million of one-time adjustments resulting from the Merger As of September 30, 2019, there was approximately $1.7 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s 2011 Stock Incentive Plan. That expense is expected to be recognized over the weighted-average remaining period of 1.9 years.

NOTE 9 — LEASES

Operating leases — The Company leases its office space under operating leases with unrelated entities.

We lease 13,734 square feet of office space for our headquarters in Torrance, California, at a base rental of $48,087 per month. In December 2018, we have entered into an amended lease to expand our headquarter by an additional 7,559 square feet commencing September 9, 2019. The base monthly rent for this additional space of $27,590 will be payable commencing January 1, 2020. The amended lease will expire on May 31, 2026. We also lease an additional 1,600 square feet office space in Torrance, California, at a base rent of $2,240 per month and 2,986 square feet office space in New York, New York, at a base rent of $5,500, which leases will expire on January 31, 2020 and December 30, 2019, respectively.

In addition, we lease 1,322 square feet of office space in Tokyo, Japan, which the lease will expire on September 30, 2020.

The rent expense during the three months ended September 30, 2019 and 2018 amounted to approximately $286,000 and $191,000, respectively.  The rent expense during the nine months ended September 30, 2019 and 2018 amounted to approximately $705,000 and $493,000, respectively.

Future minimum lease payments under the agreements were as follows as of September 30, 2019 (in thousands):

Amount
2019 (three months)	$184
2020	900
2021	978
2022	1,006
2023 and thereafter	3,668
Total lease payments	6,736
Less: Interest	2,178
Present value of lease liabilities	$4,558

The weighted average remaining lease term is 6.5 years and the weighted average discount rate is 13.1%.

The Company adopted ASU 2016-02 on January 1, 2019 as noted in Note 2. Prior to the adoption, future minimum lease payment under the non-cancellable leases at December 31, 2018 were as follows (in thousands):

Amount
2019	$730
2020	974
2021	973
2022	1,003
2023 and thereafter	3,665
Total	$7,345

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Management Control Acquisition Agreement — On June 12, 2017, the Company entered into a Management Control Acquisition Agreement (the “MCAA”) with Telcon Holdings, Inc., a Korean corporation, and Telcon RF Pharmaceutical Inc. (formerly Telcon Inc. and herein “Telcon”), a Korean-based public company whose shares are listed on KOSDAQ, a trading board of Korea Exchange in South Korea. In accordance with the MCAA, the Company invested the ₩36.0 billion KRW (approximately $31.8 million USD) of the proceeds from the advance payment by Telcon Inc. under the API Supply Agreement discussed below to purchase 6,643,559 shares of Telcon Inc.’s common shares at a purchase price of ₩5,419 KRW (approximately $4.79 USD) per share.

The MCAA was amended in certain respect and supplemented by an Agreement, dated as of September 29, 2017 (the “September 2017 Agreement”), among the parties. Pursuant to the September 2017 Agreement, among other things, Telcon purchased 4,444,445 shares of Company common stock from two non-affiliated stockholders of the Company at a price of $6.60 per share.

On July 2, 2018, the Company entered into an additional agreement (the “Additional Agreement”) with Evercore Investment Holdings Co., Ltd. (formerly Telcon Holdings Co., Ltd.) (“Evercore”) and Telcon. In the Additional Agreement, the Company agreed to use the proceeds from any sales of the Company’s KPM Tech Co., Ltd. shares to repurchase shares of Company common stock from Telcon at a price of $7.60 a share, subject to certain exceptions, and Telcon granted the Company the right to repurchase all or a portion of Telcon’s shares of Company common stock at a price of $7.60 a share until October 31, 2018 and at a price to be agreed upon after October 31, 2018.

Raw Material Supply Agreement — As described in Note 2, on June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which it advanced to the Company approximately ₩36.0 billion KRW (approximately $31.8 million USD) in consideration of the right to supply 25% of the Company’s requirements for bulk containers of PGLG for a term of fifteen (15) years. The amount advanced to the Company was recorded as a deferred Trade Discount. On July 12, 2017, the parties entered into a Raw Material Supply Agreement which superseded the API Supply Agreement. The Raw Material Supply Agreement is effective for a term of five years with ten one-year renewal periods. The Raw Material Supply Agreement will automatically renew unless terminated by either party in writing. The Raw Material Supply Agreement provides that the Company will purchase from Telcon 940,000 kilograms of PGLG at $50 USD per kilogram, or a total of $47.0 million. The Company purchases from Telcon approximately $0.4 million of PGLG monthly under the Raw Material Supply Agreement. The PGLG purchased from Telcon is included in inventory at net realizable value (i.e., approximately $19 per kilogram as of September 30, 2019) with the excess purchase price being recorded as a charge against the deferred Trade Discount.

NOTE 11 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to our loans from related persons outstanding on or at any time during the nine months ended September 30, 2019 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at September 30, 2019	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes September 30, 2019
Current, Promissory note payable to related parties:
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	20	20	—	—	—	—
	Hope Hospice (1)	10%	6/3/2016	Due on Demand	—	250	250	78	—	—
	Lan T. Tran (2)	10%	2/9/2017	Due on Demand	—	12	—	—	—	—
	Yutaka Niihara (2)(3)	10%	9/14/2017	Due on Demand	—	904	27	2	—	—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	159	159	—	—	—	—
	Lan T. Tran (2)	10%	2/9/2019	Due on Demand	14	14	—	—	—	—
				Subtotal	$193	$1,359	$277	$80		—

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	$—	$200	$200	$56	$3.30	—
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	—	200	200	73	$4.50	—
	Wei Peu Zen (3)	10%	11/6/2017	2 years	—	5,000	5,000	597	$10.00	—
	Profit Preview International Group, Ltd. (4)	10%	2/1/2018	2 years	—	4,037	4,037	385	$10.00	—
	Profit Preview International Group, Ltd. (4)	10%	3/21/2018	2 years	—	5,363	5,363	442	$10.00	—
				Subtotal	$—	$14,800	$14,800	$1,553		—
				Total	$193	$16,159	$15,077	$1,633		—

(1)	Dr. Niihara, a Director and the Chairman, and Chief Executive Officer of the Company, is also the Chief Executive Officer of Hope Hospice.
(2)	Officer.
(3)	Director.
(4)	Mr. Zen, a Director of the Company, is the sole owner of Profit Preview International Group, Ltd.

The following table sets forth information relating to our loans from related persons outstanding at any time during the year ended December 31, 2018:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2018	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate	Shares Underlying Notes December 31, 2018
Current, Promissory note payable to related parties:
	Masaharu & Emiko Osato (3)	11%	12/29/2015	Due on Demand	$—	$300	$300	$76	—	—
	Lan T. Tran (2)	11%	2/10/2016	Due on Demand	—	131	131	29	—	—
	Masaharu & Emiko Osato (3)	11%	2/25/2016	Due on Demand	—	400	400	94	—	—
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	20	20	—	—	—	—
	Hope Hospice (1)	10%	6/3/2016	Due on Demand	250	250	—	—	—	—
	Lan T. Tran (2)	10%	2/9/2017	Due on Demand	12	12	—	—	—	—
	Yutaka Niihara (2)(3)	10%	9/14/2017	Due on Demand	27	904	877	95	—	—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	159	159	—	—	—	—
				Subtotal	$468	$2,176	$1,708	$294		—

Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	200	200	—	—	$3.30	74
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	200	200	—	—	$4.50	58
	Wei Peu Zen (3)	10%	11/6/2017	2 years	5,000	5,000	—	250	$10.00	533
				Subtotal	$5,400	$5,400	$—	$250		665

Non Current, Convertible notes payable to related parties:
	Profit Preview International Group, Ltd. (4)	10%	2/1/2018	2 years	4,037	4,037	—	202	$10.00	420
	Profit Preview International Group, Ltd. (4)	10%	3/21/2018	2 years	5,363	5,363	—	268	$10.00	552
				Subtotal	$9,400	$9,400	$—	$470		972
				Total	$15,268	$16,976	$1,708	$1,014		1,637

(1)	Dr. Niihara, a Director and the Chairman, and Chief Executive Officer of the Company, is also the Chief Executive Officer of Hope Hospice.
(2)	Officer
(3)	Director
(4)	Mr. Zen, a Director of the Company, is the sole owner of Profit Preview International Group, Ltd.

NOTE 12 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 13, 2019, the date the financial statements were issued. No events require adjustment of, or disclosure in, the financial statements except for the common stock issued as follow:

	Amount	Number of Shares Issued
Common stock	$2,400,000	800,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

With respect to the following discussion, the terms, “we,” “us,” “our,” “Emmaus” or the “Company” refer to Emmaus Life Sciences, Inc., (formerly “MYnd Analytics, Inc.”) and its direct and indirect wholly-owned subsidiaries, including EMI Holding, Inc. (“EMI”).

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and the related notes included in the EMI’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 21, 2019 (the “Annual Report”).

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to raise additional capital to fund our operations, market acceptance of Endari®, our reliance on third-party manufacturers for our drug products, our exposure to product liability and defect claims, obtaining, and, or, maintaining the U.S. Food and Drug Administration (“FDA”) and other regulatory authorization to market Endari®, maintaining an active public trading market for our securities, and various other matters, many of which are beyond our control.

Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements. We undertake no duty to amend or update these statements beyond what is required by SEC reporting requirements.

Company Overview

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. On July 7, 2017, the U.S. Food and Drug Administration, or FDA, approved Emmaus’ lead product, Endari® (L-glutamine oral powder), to reduce the severe complications of sickle cell disease, or SCD, in adult and pediatric patients five years of age and older, and in January 2018, we began marketing and selling Endari® in the U.S. Endari® has received Orphan Drug designation from the FDA and Orphan Medical designation from the European Commission, or EC, which designations afford marketing exclusivity for Endari® for a seven-year period in the U.S. and ten-year period in the E.U., respectively, following marketing approval.

Until we began marketing and selling Endari® in the U.S. in early 2018, we had minimal revenues and relied upon funding from sales of equity securities and debt financings and loans, including loans from related parties. As of September 30, 2019, our accumulated deficit was $216.9 million and we had cash and cash equivalents of $13.5 million, of which $12.2 million was attributable to EJ Holdings Inc., a Japanese company which we consolidate as a variable interest entity (“VIE”). Until we can generate sufficient Endari® sales revenues, our future cash requirements are expected to be financed through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Because of the numerous risks and uncertainties associated with pharmaceutical development, we are unable to predict if or when we will become profitable.

We were incorporated in Delaware on March 20, 1987 under the name Age Research, Inc. Prior to January 16, 2007, our company (then called Strativation, Inc.) existed as a “shell company” which nominal assets and whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On January 16, 2007, we entered into an Agreement and Plan of Merger with CNS Response, Inc., and CNS Merger Corporation, our wholly owned subsidiary, pursuant to which CNS Merger Corporation merged with and into CNS Response, Inc., which survived the merger. On March 7, 2007, we changed our corporate name to CNS Response, Inc. On November 2, 2015, we changed our corporate name to MYnd Analytics, Inc. As described above, on July 17, 2019, we changed our corporate name to Emmaus Life Sciences, Inc.

Our principal executive offices are located at 21250 Hawthorne Boulevard, Suite 800, Torrance, California 90503, and our telephone number there is (310) 214-0065.

Financial Overview

Revenues

Since January 2018, we have generated revenues through the sale of Endari® as a treatment for SCD. We also generate revenues to a much lesser extent from AminoPure, a nutritional supplement.

Revenues from Endari® product sales are recognized upon delivery and transfer of control of products to the Company’s distributors and specialty pharmacy providers. Distributors resell the products to other specialty pharmacy providers, health care providers, hospitals, patients and clinics. In addition to distribution agreements with distributors, we enter into contractual arrangements with specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities that provide for government-mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our products. These various discounts, rebates, and chargebacks are referred to as “variable consideration.” Revenues from product sales are recorded net of variable consideration.

Prior to recognizing revenues, we forecast and estimate variable consideration. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenues recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Provisions for returns and other variable consideration adjustments are provided for in the period in which the related revenues are recorded. Actual amounts of variable consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. The following are our significant categories of variable consideration:

Sales Discounts and Allowances: We provide our customers contractual prompt payment discounts and from time to time offers additional one-time discounts that are recorded as a reduction of revenues in the period the revenues are recognized.

Product Returns: We offer our distributors a right to return product purchased directly from us based principally upon (i) overstocks, (ii) inactive products or non-moving product due to market conditions, and (iii) expired products. Product return allowances are estimated and recorded at the time of sale.

Government Rebates: We are subject to discount obligations under state Medicaid programs and the Medicare Part D prescription drug coverage gap program. We estimate Medicaid and Medicare Part D prescription drug coverage gap rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenues are recognized, resulting in a reduction of product revenues and the establishment of a current liability that is included in accounts payable and accrued expenses on our balance sheet. Our liability for these rebates consists primarily of estimates of claims expected to be received in future periods related to recognized revenues.

Chargebacks and Discounts: Chargebacks for fees and discounts represent the estimated obligations resulting from contractual commitments to sell products to certain specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities at prices lower than the list prices charged to distributors.  The distributors charge us for the difference between what they pay for the products and our contracted selling price to these specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities.  These reserves are established in the same period that the related revenues are recognized, resulting in a reduction of revenues. Chargeback amounts are generally determined at the time of resale of products by our distributors.

Cost of Goods Sold

Cost of goods sold includes the raw materials, packaging, shipping and distribution costs of Endari® and of AminoPure, nutritional supplement.

Research and Development Expenses

Research and development costs consist of expenditures for new products and technologies, which primarily involve fees paid to contract research organizations (“CRO”) that conduct clinical trials of our product candidates, payroll-related expenses, study site payments, consultant fees, and activities related to regulatory filings, manufacturing development costs and other related supplies. The costs of later-stage clinical studies, such as Phase 2 and 3 trials, are generally higher than those of earlier stages of development, such as preclinical studies and Phase 1 trials. This is primarily due to the increased size, expanded scope, patient related healthcare and regulatory compliance costs, and generally longer duration of later-stage clinical studies.

The contracts with CROs are generally based on time and materials expended, whereas study site agreements are generally based on costs per patient as well as other pass-through costs, including, but not limited to, start-up costs and institutional review board fees. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones.

Future research and development expenses will depend on any new product candidates or technologies that we may introduce into our research and development pipeline. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree, if any, such arrangements would affect our development plans and capital requirements.

Due to the inherently unpredictable nature of the process for developing drugs, biologics and cell-based therapies and the interpretation of the regulatory requirements, we are unable to estimate with any degree of certainty the amount of costs which will be incurred in obtaining regulatory approvals of Endari® outside of the U.S. and the continued development of our other preclinical and clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. These and other risks and uncertainties relating to product development are described in the Annual Report under the headings “Risk Factors—Risks Related to Development of our Product Candidates,” “Risk Factors—Risks Related to our Reliance on Third Parties,” and “Risk Factors—Risks Related to Regulatory Approval of our Product Candidates and Other Legal Compliance Matters.”

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs, including share-based compensation, for personnel in executive, finance, business development, information technology, marketing and legal functions. Other general and administrative expenses include facility costs, patent filing costs and professional fees and expenses for legal, consulting, auditing and tax services. Inflation has not had a material impact on our general and administrative expenses over the past two years.

Selling Expenses

Selling expenses consist principally of salaries and related costs for personnel involved in the launch, promotion and marketing of our products. Other selling cost include advertising, commissions, third party consulting costs, the cost of contracted sales personnel and travel. We expect selling expenses, as well as general and administrative expenses to increase as we add additional sales and administrative personnel to support the commercialization of Endari®.

Inventories

Inventories consist of raw material, finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or net realizable value. Substantially all of the raw material purchased during the nine months ended September 30, 2019 and 2018 was from one vendor.

Results of Operations

Three months ended September 30, 2019 and 2018

          Revenues, Net. Net revenues increased by $1.2 million, or 25%, to $6.1 million for the three months ended September 30, 2019 from $4.9 million for the three months ended September 30, 2018. Substantially all of these revenues were from sales of Endari®, and revenues from sales of AminoPure were immaterial. The increase in net revenues is primarily attributable to the higher market acceptance of Endari® and expansion of our customer base. We expect Endari® revenues to continue to increase as we expand our commercialization efforts in the United States and abroad.

Cost of Goods Sold. Cost of goods sold were $0.2 million and $0.1 million for the three months ended September 30, 2019 and the three months ended September 30, 2018, respectively. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. Substantially all of the raw material purchased during the three months ended September 30, 2019 and 2018 was from one vendor.

Research and Development Expenses. Research and development expenses increased by $0.3 million, or 56%, to $0.7 million for the three months ended September 30, 2019 from $0.5 million for the three months ended September 30, 2018. This increase was primarily due to an increase in expenses related to our sponsored diverticulosis study. We expect our research and development costs to increase in the remainder of 2019 as the study progresses.

Selling Expenses. Selling expenses increased by $0.6 million, or 46%, to $1.8 million for the three months ended September 30, 2019 from $1.2 million for the three months ended September 30, 2018. Selling expenses consist primarily of distribution fees, sales force fees, promotion, travel, marketing and branding expenses for Endari® and to a much lesser extent costs of distribution and promotion related to AminoPure. The increase in selling expenses was primarily due to an increase of $0.1 million in contract sales force fees for Endari® and an increase of $0.5 million in salaries and other marketing activities including public relations, sales meeting and sponsorships. We anticipate that our selling expenses will increase during the remainder of 2019 as we expand Endari® marketing and sales activities.

General and Administrative Expenses. General and administrative expenses increased by $1.8 million, or 35%, to $7.0 million for the three months ended September 30, 2019 from $5.2 million for the three months ended September 30, 2018. General and administrative expenses include share-based compensation expenses, professional fees, office rent and payroll expenses. The increase of general and administrative expenses is primarily due to an increase of $0.9 million in professional services, an increase of $0.4 million in share-based compensation, $0.3 million in salaries and an increase of $0.2 million in insurance expense. The increase in share-based compensation includes $1.9 million of additional one-time expenses resulting from the Merger. We will continue to review and adjust our general and administrative expenses and expect them to remain the same during the remainder of 2019.

Other Income (Expense). Total other expense increased by $39.2 million, or 234%, to $22.5 million of other expense for the three months ended September 30, 2019, compared to $16.7 million of other income for the three months ended September 30, 2018. The increase in other expense was primarily due to a decrease of approximately $19 million in a change in fair value of warrant derivative liabilities, an increase of $7.3 million in a change in the net loss on investment in marketable securities, an increase of $6.4 million of loss on debt extinguishment, additional $3.9 million of note conversion expense and an increase of $1.8 million in interest expense. The increase in interest expense includes $6.3 million of accelerated amortization of beneficial conversion features on convertible notes as substantially all convertible notes were converted to equity in connection with the Merger.

Net Income (Loss). Net loss attributable to us for the three months ended September 30, 2019 increased by $40.7 million, or, to $26.1 million for the three months ended June 30, 2019 from $14.6 million for the three months ended September 30, 2018 The net loss attributable to us is primarily a result of $ 39.2 million increase in other expenses and $2.6 million increase in operating expenses partially offset by $1.2 million increase in net revenues as discussed above.

 Nine months ended September 30, 2019 and 2018

Revenues, Net. Net revenues increased by $9.0 million, or 110%, to $17.3 million for the nine months ended September 30, 2019 from $8.2 million for the nine months ended September 30, 2018. Substantially all of these revenues were from Endari® sales, and revenues from AminoPure, a nutritional supplement product, were immaterial. The increase in net revenue is primarily attributable to an increase in sales personnel and higher market acceptance of Endari®. We expect Endari® revenues to continue to increase as we expand our commercialization efforts in the United States and abroad.

Cost of Goods Sold. Cost of goods sold were $0.6 million for the nine months ended September 30, 2019 and $0.5 million for the nine months ended September 30, 2018. Cost of goods sold includes costs for raw material, packaging, testing, shipping and costs related to scrapped inventory. Substantially all of the raw material purchased during the nine months ended September 30, 2019 and 2018 came from one vendor.

Research and Development Expenses. Research and development expenses increased by $0.5 million, or 40%, to $1.8 million for the nine months ended September 30, 2019 from $1.3 million for the nine months ended September 30, 2018. This increase was primarily due to an increase in expenses related to our sponsored diverticulosis study. We expect our research and development costs to increase in the remainder of 2019 as the study progresses.

Selling Expenses. Selling expenses increased by $1.5 million, or 41%, to $5.2 million for the nine months ended September 30, 2019 from $3.7 million for the nine months ended September 2018. Selling expenses include the distribution fees, sales force fees, promotion, travel, marketing and branding expenses for Endari® and to a much lesser extent costs of distribution and promotion related to AminoPure. The increase was primarily related to increased contract sales force fees for Endari®. We anticipate that our selling expenses will increase during the remainder of 2019 as we expand our selling efforts.

General and Administrative Expenses. General and administrative expenses increased by $2.4 million, or 20%, to $14.5 million for the nine months ended September 30, 2019 from $12.1 million for the nine months ended September 30, 2018. General and administrative expenses include share-based compensation expenses, professional fees, office rent and payroll expenses. The increase of general and administrative expenses is primarily $1.1 million of employee salaries and $0.7 million of professional services. The general and administrative expenses also include $1.9 million in shared-based compensation adjustment resulting from the Merger.

Other Income and Expense. Total other expense increased by $25.0 million, or 85%, to $54.5 million for the nine months ended September 30, 2019 from $29.5 million in other expense for the nine months ended September 30, 2018. The increase was primarily due to a decrease of $19.7 million in a change in fair value of warrant derivative liabilities, $3.2 million in a loss on debt extinguishment, $3.9 million in note conversion expense and $6.5 million in interest expenses partially offset by a decrease of $ 9.9 million net loss on investment in marketable securities. In connection with the Merger, the Company recognized $6.5 million of a loss on debt extinguishment resulting from the modification of senior secured debenture, $3.9 million of note conversion expense and $6.3 million of accelerated amortization of beneficial conversion feature on convertible notes which is included as an interest expense.

Operating Expenses Overall. We anticipate that our overall operating expenses will increase for, among others, the following reasons:

•

We intend to reinforce our sales and marketing team to commercialize Endari® in the U.S. and to enter into one or more strategic partnerships to market Endari® in other territories, subject to marketing approvals;

•	We anticipate increases in payroll and employee expenses associated with an increase in personnel, higher consulting, legal, accounting and investor relations cost, and higher insurance premiums; and
•	We expect increases in research and development activities as we undertake to development of our product candidates continues.

Net Losses. Net losses attributable to us increased by $20.1 million, or 52%, to $58.9 million for the nine months ended September 30, 2019 from $38.9 million for the nine months ended September 30, 2018. The increase in net losses attributable to us is primarily a result of an increase of $25.0 million of other expenses and $4.4 million of operating expenses partially offset by an increase of $9.0 million in net revenues as discussed above. On an operating basis, our loss from operations decreased by $4.5 million or 49%, to $4.8 million for the nine months ended September 30, 2019 from $9.3 million for the nine months ended September 30, 2018. The decrease of loss is primarily due to a $9.0 million increase of net revenue partially offset by a $4.4 million increase of operating expenses as discussed above.

Liquidity and Capital Resources

Based on our losses to date, anticipated future revenues and operating expenses, debt repayment obligations and cash and cash equivalents of $13.5 million, of which $12.2 million was attributable to a VIE, as of September 30, 2019, we do not have sufficient operating capital for our business without raising additional capital. We had an accumulated deficit of $216.9 million at September 30, 2019. We anticipate that we will continue to incur net losses for the foreseeable future as we incur expenses for the commercialization of Endari®, research costs for our pilot study of our L-glutamine product in the treatment of diverticulosis and diabetes, research cost relating to corneal cell sheets using Cultured Autologous Oral Mucosal Epithelial Cell Sheet technology and the expansion of corporate infrastructure, including costs associated with being a public reporting company. We have previously relied on private equity offerings, debt financings and loans, including loans from related parties. As part of this effort, we have received various loans from officers, stockholders and other investors as discussed below. As of September 30, 2019, we had outstanding notes payable in an aggregate principal amount of $19.3 million, consisting of $4.1 million of non-convertible promissory notes, $3.0 million of convertible notes and $12.2 million of 10% senior secured convertible debentures. The convertible notes and non-convertible promissory notes bear interest at rates ranging from 10% to 11% per year and, are unsecured. The net proceeds of the loans were used for working capital purposes. Immediately prior to the Merger, approximately $35.5 million principal amount of, and accrued interest on, outstanding convertible notes payable and notes payable of the EMI were converted into shares of EMI common stock thereby increasing stockholders’ equity by the corresponding amount.

For the nine months ended September 30, 2019 and the year ended December 31, 2018, we borrowed varying amounts pursuant to convertible notes, non-convertible promissory notes and convertible debentures. As of September 30, 2019, and

December 31, 2018, the aggregate principal amounts outstanding under convertible notes, non-convertible promissory notes and convertible debentures totaled $19.3 million and $55.2 million, respectively.

Of the notes and convertible debentures outstanding as of September 30, 2019, approximately $18.1 million principal amounts of the notes and debentures are either due on demand or will become due and payable within the next 12 months. Our ability to repay the notes and debentures as they come due will require us to raise additional capital or to refinance the notes and debentures, and there is no assurance whether or on what terms we may be able to do so.

Our average monthly cash burn rate over the nine months ended September 30, 2019 was approximately $0.6 million.

Until we can generate a sufficient product revenue, our future cash needs are expected to be financed through public or private equity offerings, debt financings, loans, including loans from related parties, or other sources, such as strategic partnership agreements and licensing or other strategic arrangements. We have no understanding or arrangements with respect to future financings, and there can be no assurance of the availability of such capital on terms acceptable to us (or at all). Due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern.  There is also no assurance that revenues from sales of Endari® will increase as expected.

The table below lists our outstanding notes payable, convertible debentures and convertible notes payable as of September 30, 2019 and December 31, 2018 and the material terms of our outstanding borrowings:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding September 30, 2019	Discount Amount September 30, 2019	Carrying Amount September 30, 2019	Shares Underlying September 30, 2019		Principal Outstanding December 31, 2018	Discount Amount December 31, 2018	Carrying Amount December 31, 2018	Shares Underlying Notes December 31, 2018
Notes payable
2013	10%	Due on demand	—	$926	$—	$926	—		$909	$—	$909	—
2015	10%	Due on demand	—	—	—	—	—		10	—	10	—
2016	10% - 11%	Due on demand	—	—	—	—	—		843	—	843	—
2017	5% - 11%	Due on demand	—	—	—	—	—		2,575	—	2,575	—
2018	10% - 11%	Due on demand- 18 months	—	—	—	—	—		12,311	9,233	3,078	—
2019	11%	Due on demand - 6 months	—	2,960	—	2,960	—		—	—	—	—
				$3,886	$—	$3,886	—		$16,648	$9,233	$7,415	—
		Current		$3,886	$—	$3,886	—		$12,448	$6,054	$6,394	—
		Non-current		$—	$—	$—	—		$4,200	$3,179	$1,021	—
Notes payable - related parties
2016	10%	Due on demand	—	$20	$—	$20	—		$270	$—	$270	—
2017	10%	Due on demand	—	—	—	—	—		39	—	39	—
2018	11%	Due on demand	—	159	—	159	—		159	—	159	—
2019	10%	Due on demand	—	14	—	14	—		—	—	—	—
				$193	$—	$193	—		$468	$—	$468	—
		Current		$193	$—	$193	—		$468	$—	$468	—
Convertible debentures
2019	10%	18 months	$9.52	$12,200	$—	$12,200	1,292	(a)
				$12,200	$—	$12,200	1,292		$—	$—	$—	—
		Current		$11,000	$—	$11,000	1,166		$—	$—	$—	—
		Non-current		$1,200		$1,200	126		$—	$—	$—	—
Convertible notes payable
2011	10%	5 years	$3.05	$—	$—	$—	—		$300	$—	$300	98
2014	10%	Due on demand - 2 years	$3.05 - $3.60	—	—	—	—		519	—	519	184
2016	10%	1 year	$4.50	—	—	—	—		61	—	61	17
2017	10%	Due on demand - 1 year	$3.50 - $4.50	—	—	—	—		2,820	349	2,471	899
2018	6% - 10%	Due on demand - 2 years	$3.50 - $10.00	3,000	72	2,928	356	(b)	19,556	6,169	13,387	3,664
				$3,000	$72	$2,928	356		$23,256	$6,518	$16,738	4,862
		Current		$3,000	$72	$2,928	356		$16,604	$5,351	$11,253	3,981
		Non-current		$—	$—	$—	—		$6,652	$1,167	$5,485	881
Convertible notes payable - related parties
2012	10%	Due on demand	$3.30	$—	$—	$—	—		$200	$—	$200	74
2015	10%	2 years	$4.50	—	—	—	—		200	—	200	58
2017	10%	2 years	$10.00	—	—	—	—		5,000	311	4,689	533
2018	10%	2 years	$10.00	—	—	—	—		9,400	871	8,529	972
				$—	$—	$—	—		$14,800	$1,182	$13,618	1,637
		Current		$—	$—	$—	—		$5,400	$311	$5,089	665
		Non-current		$—	$—	$—	—		$9,400	$871	$8,529	972
		Total		$19,279	$72	$19,207	$1,648		$55,172	$16,933	$38,239	$6,499

(a) The notes are convertible to Emmaus Life Sciences, Inc. shares.
(b) The notes are convertible to EMI Holding, Inc. shares.

Cash flows for the nine months ended September 30, 2019 and September 30, 2018

Net cash from operating activities

Net cash flows used in operating activities increased by $0.3 million, or 7%, to a negative net cash flow of $5.1 million for the nine months ended September 30, 2019 from negative net cash flow of $4.7 million for nine months ended September 30, 2018. This increase was primarily due to a $20.7 million increase in net loss and a $3.5 million increase in working capital expenditures partially offset by increase of $23.8 million in the non-cash adjustments to net loss. The increase of working capital is due to timing of cash receipt and payments.

Net cash from investing activities

Net cash flows provided by (used in) investing activities decreased by $7.4 million, or 125%, to $1.5 million negative net cash flow for nine months ended September 30, 2019 compared to $5.9 million positive cash flows for the nine months ended September 30, 2018. Net cash used in investing activities includes sales and purchase of marketable securities and investment at cost, as well as purchase of property and equipment. The decrease of cash flows is mainly due to $1.6 million of cash paid in connection with the merger and a decrease in cash receipt from sales of marketable securities to $0.2 million for the nine months ended September 30, 2019 from $6.4 million for the nine months ended September 30, 2018.

Net cash from financing activities

Net cash flows provided by (used in) financing activities increased by $10.0 million, or 143%, to $3.0 million positive cash flows for the nine months ended September 30, 2019 from $7.0 million negative cash flows for the nine months ended September 30, 2018, as a result of a decrease of $21.9 million in repayment of notes payable and convertible notes and increase of $5.9 million in net proceeds from issuance of common stock and that there were no repurchases of common stock or warrants during the nine months ended September 30, 2019, compared to $7.5 million used during the nine months ended September 30, 2018. The increase of cash inflow was partially offset by the $24.3 million of proceeds from convertible notes and note payable issued for the nine months ended September 30, 2018 while there were no corresponding proceeds during the nine months ended September 30, 2019.

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), on the basis that the Company will continue as a going concern. Due to the uncertainty of the Company’s ability to meet its current operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, successful and sufficient market acceptance of its products, and finally, achieving a profitable level of operations. The consolidated interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the present circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2019 except for adopting the new lease accounting standard.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (“DCP”) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. DCP include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our DCP. Based upon this evaluation and due to the material weaknesses in our internal control over financial reporting as of December 31, 2018 described below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s DCP were not effective. Our management is working at remediating the material weaknesses in our internal controls over financial reporting. However, we have not yet completed a full annual accounting cycle since December 31, 2019 to fully validate the remediation of the material weaknesses in our internal controls and the effectiveness of the Company’s DCP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness and Plan of Remediation

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of December 31, 2018. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of December 31, 2018, because of the continuance of a material weakness (the “Material Weakness”) due to inadequate financial closing process, segregation of duties including access control of information technology especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account process, and insufficient entity risk assessment process.

We are committed to remediating the control deficiencies that constituted the Material Weakness by implementing changes to our internal control over financial reporting. In 2018, we implemented measures designed to remediate the underlying causes of the control deficiencies that gave rise to the Material Weakness, including, without limitation:

•	engaging a third-party accounting consulting firm to assist us in the review of our application of GAAP on complex debt financing transactions;

•	using a GAAP Disclosure and SEC Reporting Checklist;

•

increasing the amount of external continuing professional training and academic education on accounting subjects for accounting staff including management staff to receive professional certification as a CPA or CMA;

•	enhancing the level of the precision of review controls related to our financial close and reporting; and

•	engaging other supplemental internal and external resources.

Our management and Board of Directors are committed to the remediation of the Material Weakness, as well as the continued improvement of our overall system of DCP. We are in the process of implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the Material Weakness, which primarily include engaging additional and supplemental internal and external resources with the technical expertise in GAAP, as well as to implement new policies and procedures to provide more effective controls to track, process, analyze, and consolidate the financial data and reports.

We believe these measures, once fully implemented, will remediate the control deficiencies that gave rise to the Material Weakness. As we continue to evaluate and work to remediate these control deficiencies, we may determine that additional remedial measures are required.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Please refer to the risk factors disclosed in the “Risk Factors” section of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2019, EMI sold and issued an aggregate of 454,545 shares of EMI Holding, Inc.’s (“EMI”) common stock to certain stockholders, at a price of $6.60 per share, for an aggregate price of approximately $3,000,000.

On July 17, 2019, EMI issued an aggregate of 6,794,048 shares of common stock upon conversion of EMI convertible notes and notes payable.

The shares noted above were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), or Regulation D under the Securities Act. These issuance of the shares qualified for exemption under Section 4(a)(2) of the Securities Act or Regulation D because it did not involve a “public offering” based upon the following factors: (i) the shares were issued to a limited number of investors; (ii) there was no public solicitation; (iii) each investor was an “accredited investor” as such term is defined by Rule 501 under the Securities Act; and (iv) the investment intent of the investors. No broker-dealers was used in connection with such issuance.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
2.1	Agreement and Plan of Merger and Reorganization dated as of January 4, 2019, by and among MYnd Analytics, Inc., Athena Merger Subsidiary, Inc. and Emmaus Life Sciences, Inc.	8-K	000-142031	2.1	January 7, 2019
2.2	Amendment No.1 to Agreement and Plan of Merger and Reorganization dated as of May 10, 2019.	Form 424B3	333-229660	Annex B	June 14. 2019
4.1	Form of Amended and Restated 10% Senior Secured Debenture.	8-K	000-142031	4.1	March 11, 2019
4.2	Form of Amended and Restated Common Stock Purchase Warrant.	8-K	000-142031	4.2	March 11, 2019
10.1	Form of Emmaus Voting Agreement dated as of January 4, 2019, including form of irrevocable proxy.	8-K	000-142031	10.1	January 7, 2019
10.2	Form of MYnd Voting Agreement dated as of January 4, 2019, including form of irrevocable proxy.	8-K	000-142031	10.2	January 7, 2019
10.3	Form of Emmaus Lock-Up Agreement dated as of January 4, 2019.	8-K	000-142031	10.3	January 7, 2019
10.4	Form of MYnd Lock-Up Agreement dated as of January 4, 2019.	8-K	000-142031	10.4	January 7, 2019
10.5	Securities Amendment Agreement dated as of March 5, 2019 among Emmaus Life Sciences, Inc. and the Holders thereunder.	8-K	000-142031	10.1	March 11, 2019
10.6

Amended and Restated Separation and Distribution Agreement dated as of March 27, 2019 by and among Mynd Analytics, Inc., a Delaware corporation and its wholly-owned subsidiary, Telmynd, Inc., Delaware corporation and MYnd analytics, In., a California corporation.

		Form 424B3	333-229660	Annex B	June 14. 2019
10.7	Loan Agreement dated as October 3, 2018 between EMI Holding, In. (formerly, Emmaus Life Sciences, Inc.) and EJ Holdings, Inc.					*
31.1+	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2+	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
32.1+	Certification of Chief Executive Office and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

EMMAUS LIFE SCIENCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emmaus Life Sciences, Inc.

Dated: November 13, 2019	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Its:	Chief Executive Officer

	By:	/s/ Joseph C. Sherwood III
	Name:	Joseph C. Sherwood III
	Its:	Chief Financial Officer