Form 10-K
period 2020-12-31
Emmaus Life Sciences, Inc.
filed 2021-05-04
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities Registered Pursuant to Section 12(b) of the Act

None.

Securities Registered Pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

Common stock purchase warrants

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non‑affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $58,283,977 based upon the closing price of the common stock as reported on the OTCQB.

There were 49,311,864 shares of common stock outstanding as of April 5, 2021.

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

The forward‑looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments that are difficult to predict. We cannot guarantee future performance, or that future developments affecting our company will be those currently anticipated. These forward‑looking statements involve risks, uncertainties (some of which are beyond our control) or assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward‑looking statements, including the factors referenced in this Annual Report under the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All forward‑looking statements attributable to us are expressly qualified in their entirety by these risks and uncertainties, and you should not place undue reliance on any forward‑looking statement. We undertake no obligation to update or revise any forward‑looking statement, except as may be required under applicable securities laws.

RISK FACTOR SUMMARY

Following is a summary of certain material risks and uncertainties facing our business. This summary is not a complete discussion of the risk and uncertainties affecting us. A more complete discussion of these and other risks and uncertainties is set forth under “Risk Factors” in Part I, Item 1A of this Annual Report. Additional risks not presently known to us or that we presently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.

Risks Related to Our Business

We have operated at a loss and may continue to operate at a loss for the foreseeable future.

We are dependent on the commercial success of our only approved product, Endari®.

There are uncertainties regarding our working capital, and we may need to raise additional financing.

We face intense competition from companies with greater resources than us, and if our competitors are successful in marketing or developing alternative treatments, our commercial opportunities may be reduced or eliminated.

The majority of Endari® sales are to a few customers and loss of a customer could adversely affect our results of operations.

The market exclusivity for Endari® for sickle cell disease (“SCD”) is limited, which could adversely affect our ability to compete in the market and adversely affect the commercial success of Endari®.

A variety of other risks associated with marketing Endari® internationally could hurt our business.

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

We have identified material weaknesses in our internal controls over financial reporting.

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

We may not be able to receive regulatory approval for our prescription grade L-glutamine treatment for diverticulosis or other indications, which would adversely affect our prospects.

The development process to obtain FDA approval for new drug therapies is very costly and time consuming and if we cannot complete our clinical trials in a cost-effective manner, our operations may be adversely affected.

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

Even though we have obtained Orphan Drug designation for Endari®, we may not be able to maintain Orphan Drug marketing exclusivity for Endari® or any of our product candidates.

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

The audit report of our independent public accounting firm contains a qualification regarding the losses attributable to our interest in EJ Holdings.

Risks Related to Our Securities

We have been delinquent in our SEC reporting obligations, which has had an adverse effect on the liquidity and trading prices of our common stock and could lead to the disqualification of our common stock for quotation on the OTC Markets Group, Inc.

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.

Stockholders may experience future dilution from future equity offerings.

Our common stock is not traded on a national securities exchange, which may adversely affect our ability to raise needed financing.

PART I

ITEM 1.	BUSINESS

In this Annual Report, the terms, “we,” “us,” “our” or the “Company” refer to Emmaus Life Sciences, Inc., and its subsidiaries.

Overview

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. On July 7, 2017, our lead product, Endari® (prescription grade L-glutamine oral powder), was approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”) in adult and pediatric patients five years of age and older. Endari® has received Orphan Drug designation from the FDA and Orphan Medicinal designation from the European Commission, which designations afford marketing exclusivity for Endari® for a seven-year period in the U.S. and ten-year period in the European Union, respectively, following marketing approval.

Endari® is marketed and sold in the U.S. by our internal commercial sales team. Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. We have agreements in place with the nation’s leading distributors, as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide.

SCD is a rare, debilitating and lifelong hereditary blood disorder that affects approximately 100,000 patients in the U.S. and up to 25 million patients worldwide, the majority of which are of African descent. Approximately one in every 365 African-American children are born with SCD. The FDA’s approval of Endari® was based upon the results of a 48-week randomized, double-blind, placebo-controlled, multi-center Phase 3 clinical trial evaluating the effects of Endari®, as compared to placebo in 230 adults and children with SCD. The results demonstrated that Endari® reduced the frequency of sickle cell crises by 25% and hospitalizations by 33%. Additional findings included a 41% decrease in cumulative hospital days and greater than 60% fewer incidents of acute chest syndrome in patients treated with Endari®. The FDA has acknowledged that the clinical benefit of Endari® was observed irrespective of hydroxyurea use, which supports the use of Endari® as a monotherapy or in combination with hydroxyurea as safe and effective treatment options for patients with SCD.

The safety of Endari® was based upon data from 298 patients, 187 treated with Endari® and 111 patients treated with placebo in Phase 2 and Phase 3 studies. Endari®’s safety profile was similar to the placebo and Endari® was well-tolerated in pediatric and adult patients alike. The most common adverse reactions, occurring in more than 10% of patients treated with Endari®, were constipation, nausea, headache, abdominal pain, cough, pain in extremity, back pain, and chest pain (non-cardiac).

On July 4, 2018, the FDA acknowledged receipt of our investigational new drug application, or IND, for the treatment of diverticulosis using the same prescription grade L-glutamine oral powder (“PGLG”) used in Endari®. We subsequently received a “Study May Proceed” letter from the FDA. In April 2019, we commenced a Pilot/Phase 1 study of the safety and efficacy of PGLG oral powder in diverticulosis. The study will evaluate the change in the number and size of colonic diverticula and assess safety in a total of up to 10 to 15 patients at multiple study sites. The COVID-19 pandemic has interrupted the progress of clinical trials in the pharmaceutical industry, in general, and our Pilot/Phase I study was temporarily interrupted. However, patient enrollment has now been completed and we expect to report the study results by the end of this year.

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

2020 Highlights

Establishment of Direct Sales Force - Effective January 1, 2020, we switched from the use of a contract sales organization to our own direct sales force. We currently have 23 employees in sales and marketing and we continue to expand our sales and marketing capabilities.

Increase in Sales Volume – In 2020, we sold 25,947 boxes of Endari®, which we refer to as “Unit Sales,” compared to 24,797 boxes in 2019, an increase of 5%. The following table summarizes quarterly Unit Sales for 2019 and 2020:

	Q1-19	Q2-19	Q3-19	Q4-19	Q1-20	Q2-20	Q3-20	Q4-20
Unit Sales (boxes)	5,617	5,823	6,444	6,913	7,531	5,064	6,327	7,025
Percentage change	—	4%	11%	7%	9%	(33%)	25%	11%

Diverticulosis Study - Our Pilot/Phase 1 study of the same prescription grade L-glutamine (“PGLG”) oral powder used in Endari® in treating diverticulosis commenced in April 2019 and is ongoing. The COVID-19 pandemic has slowed the progress of clinical trials in the pharmaceutical industry, in general, and patient enrollment at one of the three trial sites was suspended temporarily. Patient enrollment was completed, and Emmaus is confident the study will ultimately evaluate the change in the number and size of colonic diverticula and assess safety in patients with diverticulosis. Limited interim study results were encouraging, suggesting that Endari® may be effective in slowing and reversing the progression of diverticulosis. We expect to announce further results by the end of 2021. The following table summarizes the data:

Number of diverticula in the sigmoid colon following six months treatment of PGLG
Patient	Baseline	Six Months	Percentage Reduction
52 year-old female	8	4	50%
59 year-old female	7	0	100%

As the sigmoid colon is the most frequent site for diverticulitis, our observations are focused on sigmoid diverticula. In addition to the significant reduction in the number of diverticula, in each of these patients, the investigator noted the appearance of healthier mucosa with pinkish coloration compared to the baseline. These were no safety concerns reported by the patients.

COVID-19 Impact – While the COVID-19 pandemic created challenges in 2020, patient compliance and adherence as well as health monitoring overall held up well, which may bode well for improved patient adherence as the nation’s vaccine rollout accelerates and the pandemic subsides. However, ongoing stay-at-home orders and business lockdowns may adversely affect the Company’s near-term revenues, results of operations and financial condition, and management will continue to monitor COVID-19 developments and take necessary actions to minimize any impact on our business.

Manufacturing - The COVID-19 pandemic has not interrupted our supply chain and we have ample inventory of Endari® and PGLG to meet current and projected patient needs and support ongoing clinical trials. Progress continues at the manufacturing facility in Ube, Japan purchased by a 40%-owned investee of Emmaus in December of 2019. To meet the long-term potential demand for PGLG, we, our partner and contractors are in the process of obtaining regulatory approvals and recertifications of the facility. We currently anticipate that test production will commence later in2021 with regulatory approval expected in 2022.

Middle East and North Africa (“MENA”) Region - We continue to make progress in developing markets for Endari® in the MENA region. On June 29, 2020, we announced receipt of Endari® marketing authorization from the Israeli Ministry of Health and on July 23, 2020 announced the opening of our Dubai office to support our activities in the region. In addition, on November 10, 2020, we announced the submission of a temporary license application in Bahrain for Endari®. These developments are in pursuit of our efforts to reach the estimated 100,000 potentially treatable sickle cell disease patients in the MENA region.

Endari® Label Change – On October 27, 2020, we announced that the FDA had approved an updated label for Endari® to better inform healthcare professionals and their sickle cell disease patients. The updated label states that the clinical benefits of Endari® were observed irrespective of hydroxyurea use, thereby supporting the use of Endari® as a monotherapy or in combination with hydroxyurea as important treatment options for sickle cell disease patients.

Endari® Support Program – On December 8, 2020, we announced the launch of the Endari® Support Program to provide eligible patients access to Endari® at minimal or no cost. This program is in addition to our commercial co-pay assistance program. For more information, please see www.EndariRx.com/ESP.

Michigan Relaxes Prior Authorization Criteria for Endari® - In December 2020, the Michigan Department of Health and Human Services (“MDHHS”) notified us that, effective January 1, 2021, the following changes will be made regarding the initial authorization of Endari® thereby allowing it to be prescribed to more of Michigan’s sickle cell disease patients, more quickly, than under the prior authorization criteria: (i) the former requirement of a history of hydroxyurea use and adherence or intolerance/contraindication to hydroxyurea will be eliminated from the Endari® initial authorization documentation requirements and (ii) “patient/family refusal” will be added to the existing justifications of intolerance or contraindication to the use of hydroxyurea. With this recent revision, MDHHS joins many other state health and human services agencies in eliminating the prior use of hydroxyurea as a requirement for the initial authorization of Endari® for the treatment of sickle cell disease.

Sickle Cell Disease—Market Overview

Sickle cell disease (“SCD”) is a genetic blood disorder that affects 20 million - 25 million people worldwide and occurs with increasing frequency among those whose ancestors are from regions including sub-Saharan Africa, South America, the Caribbean, Central America, the Middle East, India and Mediterranean regions such as Turkey, Greece and Italy. The U.S. Centers for Disease Control and Prevention estimates that there are as many as 100,000 people with SCD in the United States, and we estimate there are approximately 80,000 SCD sufferers in the EU. We estimate that there are over 100,000 SCD patients that could potentially be treated in the Persian Gulf States, as well as patients in other countries that comprise the Middle East and North Africa (“MENA”) region.

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

Efficacy was demonstrated by a reduction in the number of sickle cell crises through Week 48 and prior to the start of tapering among patients that received Endari® compared to patients who received placebo. A sickle cell crisis was defined as a visit to an emergency room/medical facility for sickle cell disease-related pain which was treated with a parenterally administered narcotic or parenterally administered ketorolac. In addition, the occurrence of acute chest syndrome, priapism, and splenic sequestration were considered sickle cell crises. Treatment with Endari® also resulted in fewer hospitalizations due to sickle cell pain at Week 48, fewer cumulative days in hospital, longer time until first sickle cell crisis and a lower incidence of acute chest syndrome.

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

1. Measured through 48 weeks of treatment.

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

Placebo
Endari™
Mean Cumulative Function
0
1
2
3
4
0
10
20
30
40
50
Weeks

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

1Abdominal pain = abdominal pain and abdominal pain, upper

Commercialization and Distribution

United States

Our in-house commercial team encompasses marketing, market access, patient support, and distribution support personnel. The sales team consists of sales representatives, sales management, and a National Sales Director. In February 2019 we established a Commercial Patient Assistance Program (C- PAP) to provide financial assistance to eligible patients who are unable to afford their monthly co-payments for Endari®. On December 8, 2020, we announced the launch of the Endari® Support Program to provide eligible patients access to Endari® at minimal or no cost.

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

Our two largest distributors, ASD Healthcare LLC and McKesson Plasma and Biologics LLC, each account for more than 20% of units sold for the year ended December 31, 2020. On a combined basis, the three distributors accounted for approximately 80% of our units sold in 2020.

Outside the United States

In July 2012, the European Commission, or EC, granted Orphan Drug Designation status in the European Union, or EU, for our prescription grade L-glutamine oral powder, to be known as Xyndari™ in the EU, for the treatment of SCD. In January 2018, the European Medicines Agency, or EMA, provided their agreement on the pediatric investigation plan, or PIP, for Xyndari™ and we filed with the EMA an application for marketing authorization, or MAA, in the EU. In May 2019, we announced that the EMA’s Committee for Medicinal Products for Human Use, or CHMP, adopted a negative opinion regarding our MAA based upon the CHMP’s position that our main clinical study did not conclusively support the efficacy of the treatment in SCD patients, although no safety concerns were raised. In light of the CHMP’s opinion, we withdrew our MAA in September 2019 to consider pursuing alternative decentralized and centralized regulatory pathways for obtaining marketing authorization in an effort to ensure access to Xyndari™ for patients afflicted by SCD.

We are in the process of converting and updating our existing MAA or our FDA New Drug Application, or NDA, for both the UK national submission and for either a centralized procedure in the EU or separate national submissions in the EU. With Brexit in place, we will assess our overall data package and determine strategies for engagement with the U.K.’s Medicines and Healthcare Products Regulatory Agency, or MHRA, to determine the need for a pre-submission meeting for Xyndari™ in the U.K. We expect to provide an update in the second half of 2021 on the outcome of these efforts. On June 17, 2020 Endari® was approved for marketing in Israel by the Israeli Ministry of Health for the same indication approved under the FDA. On November 10, 2020, we announced the submission of a temporary license application for Endari® to the National Health Regulatory Authority in the Kingdom of Bahrain as a prerequisite for marketing authorization there. The temporary license will allow Endari® to be prescribed in the Kingdom pending marketing authorization. We are also currently engaged in marketing regulatory submissions in the Kingdom of Saudi Arabia and other Gulf Coast Cooperation Council countries.

We have entered into exclusive distribution agreements with strategic partners to register, commercialize and distribute Endari® in the Gulf Cooperation Council countries and other countries throughout the MENA region in collaboration with our branch office in Dubai.

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

Diverticulosis

Diverticulosis, or the presence of colonic diverticula (i.e., pouches in the colon wall), is very common in industrialized nations, with its prevalence increasing with age. An estimated 40% of 60 year-olds and 70% of 80 year-olds have diverticulosis. Of these individuals, 10% to 25% are expected to develop diverticulitis, or the advancement of peridiverticular inflammation and infection, resulting in abdominal pain, nausea, vomiting, constipation, diarrhea, fever, and leukocytosis.

The pathogenesis of diverticulosis is believed to result from structural abnormalities of the colonic wall, disordered motility and low fiber diets. The relationships between glutamine and intestinal physiology have been extensively studied in ulcerative colitis and Crohn’s disease, short bowel syndrome and as a nutritional therapy for critical illnesses. Overall, glutamine elicits the following mechanisms of action within intestinal cells: promotion of enterocyte proliferation, regulation of tight junction proteins; suppression of pro-inflammatory signaling pathways; suppression of intestinal cell apoptosis and cellular stress; and microbiome regulation. Glutamine also helps to maintain intestinal tissue integrity through various signaling pathways.

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

Research and Development

We incurred $2.4 million and $2.2 million of research and development expenses in 2020 and 2019, respectively, primarily relating to our Pilot/Phase 1 diverticulosis study.

Raw Materials and Manufacturing

Our Endari® SCD treatment uses prescription grade L‑glutamine (“PGLG”), which differs from non‑prescription grade L‑glutamine widely available as a nutritional supplement. PGLG is differentiated from ordinary L-glutamine by several factors, including the presence of a Drug Master File, constant oversight on purity and manufacturing process at FDA inspected facilities, pyrogen free product and stringent stability tested packaging. There are limited suppliers of PGLG, and we currently obtain all our PGLG, directly or indirectly, from a single supplier, Ajinomoto Health and Nutrition North America, Inc. (“Ajinomoto”), a subsidiary of Ajinomoto North American Holdings, Inc.

Ajinomoto provided PGLG to us free of charge for our clinical trials of Endari®, including our Phase 3 trial. In return, we have agreed to purchase from Ajinomoto substantially all our commercial needs for PGLG, subject to certain exceptions. We have no long-term supply agreement with Ajinomoto.

On June 12, 2017, we entered into an API supply agreement with Telcon RF Pharmaceutical, Inc. (formerly, Telcon, Inc.), a South Korea-based company, or Telcon, pursuant to which Telcon paid us approximately ₩36.0 billion KRW (approximately $31.8 million) in consideration of the right to supply 25% of our requirements for bulk containers of PGLG for a 15-year term. The amount was recorded as a deferred trade discount. On July 12, 2017, we entered into a raw material supply agreement with Telcon which revised certain terms of the API supply agreement, which we refer to as the “revised API agreement.” The revised API agreement is effective for a term of five years and will renew automatically for 10 successive one-year renewal periods, except as either party may determine. In the revised API agreement, we have agreed to purchase a total of 940,000 kilograms of PGLG at a fixed price of $50 per kilogram, or a total of $47.0 million, over the term of the agreement. In September 2018, we entered into an agreement with Ajinomoto and Telcon to facilitate Telcon’s purchase of PGLG from Ajinomoto for resale to us under the revised API agreement.

On June 27, 2019, we entered into an agreement with Telcon to adjust the price payable to Telcon under the revised API agreement from $50 per kilogram of PGLG to $100 kilogram from July 1, 2019 through June 30, 2020 with the price payable after June 30, 2020 to be subject to agreement between the parties. No new agreement has been reached and the price continues at $100 per kilogram. The PGLG raw material purchased from Telcon is recorded in inventory at net realizable value and the excess purchase price is recorded against deferred trade discount.

See Note 5 of the Notes to Consolidated Financial Statements in this Annual Report for a discussion of our pledge of marketable securities and other collateral to secure our obligations under the revised API Agreement.

In December 2019, EJ Holdings, Inc., or EJ Holdings a Japanese corporation which is 40% owned by us, purchased from Kyowa Hakko Bio Co. Ltd., or Kyowa, a subsidiary of Kyowa Hakko Kirin Co., Ltd., Kyowa’s phased-out facility in Ube, Japan, for the manufacture of L-glutamine and other amino acids. EJ Holdings is engaged in phasing in the plant, including obtaining FDA and other regulatory approvals for the manufacture of PGLG in accordance with current Good Manufacturing Practices (“cGMP”). Once the plant is active, we expect to enter into a long-term agreement with EJ Holdings for the supply of PGLG. EJ Holdings has had no revenues since its inception, has depended on loans from us to acquire the Ube plant and fund its operations and will continue to be dependent on loans from us or other financing unless and until its plant is activated and it can secure customers, including us, for its products. As of December 31, 2020, we had loaned EJ Holdings a total of $18.6 million, including $4.0 million of loans made pursuant to our written commitment dated October 28, 2020 to loan EJ Holdings a total of up to $6.5 million through the period ending March 31, 2021. In addition to loans from us, EJ Holdings may require substantial financing in order bring the Ube plant online. EJ Holdings has no commitments or understandings regarding any additional financing. Under the asset purchase agreement pursuant to which EJ Holdings purchased the Ube plant, Kyowa has the right to repurchase the plant at the purchase price of $10.4 million plus certain taxes paid by EJ Holdings if the plant does not become operational within a reasonable period (not to exceed five years).

In May 2020 we entered into a memorandum of understanding and agreement, or MOU, with Japan Industrial Partners, Inc., or JIP, which owns 60% of the capital stock of EJ Holdings, to memorialize the parties’ intentions with respect to the business and operations of the Ube plant and ownership of EJ Holdings. The MOU contemplates, among other things, that we will continue to be the principal source of funding for EJ Holdings’ ownership and operation of the plant and that, subject to certain conditions, to the extent we provide additional funding our ownership interest in EJ Holdings is expected to increase accordingly and that the composition of EJ Holdings’ board of directors and control of EJ Holdings would be modified consistent with the parties’ relative ownership interests. The MOU also contemplates that the Ube plant will eventually supply us with the plant’s output of amino acids and that the operation of the plant will be principally for our benefit and, accordingly, that major decisions affecting EJ Holdings and the Ube plant will be made by EJ Holdings’ board of directors in consultation with us. At present, JIP owns 60% of EJ Holdings and is entitled to designate a majority of EJ Holdings’ board of directors, its Chief Executive Officer, and outside auditors, and as such, controls the management, business and operations of EJ Holdings.

Endari® and any other commercial products we develop must be manufactured and packaged by facilities that meet FDA requirements for cGMP. We believe that Ajinomoto and Packaging Coordinators, Inc., or PCI, of Rockville, Illinois, which packages Endari®, meet FDA cGMP for manufacture and packaging of Endari®. Previous compliance with cGMP; however, does not guarantee future compliance. We have no long-term agreement with Ajinomoto or PCI. We may seek to enter into long-term supply agreements in the future and to establish one or more arrangements with alternative suppliers.

Competition

The biopharmaceutical industry is highly competitive and subject to rapid and significant technological change. We face potential competition from both large and small pharmaceutical and biotechnology companies, academic institutions, governmental agencies (such as the National Institutes of Health) and public and private research institutions. Many of our competitors and potential competitors have far greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Sickle Cell Disease

Endari® is approved as a therapy to reduce the acute complications of SCD in adult and pediatric patients 5 years of age and older. The other drugs which are indicated to treat sickle cell disease are hydroxyurea (marketed as DROXIA or Hydrea by Bristol-Myers Squibb Company and available in generic form), which is approved to reduce the frequency of painful crises and need for blood transfusions in patients with sickle cell anemia for the treatment of adults with SCD; Voxelotor (marketed as Oxbryta™ by Global Blood Therapeutics, Inc.) tablets for the treatment of SCD in adults and children 12 years of age and older; and crizanlizumab (marketed as Adakveo® by Novartis International AG) intravenous infusion approved to reduce the frequency of VOCs in adult and pediatric patients ages 16 years and older with SCD. Several companies are also developing product candidates for chronic treatment in SCD. GBT and several other companies are in clinical trials to investigate new treatments for SCD.

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

We are also aware of efforts to develop cures for SCD through approaches such as bone marrow treatments. Although bone marrow transplant is currently available for SCD patients, its use is limited by the lack of availability of matched donors and by the risk of serious complications, including graft versus host disease and infection.

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

Research institutions outside the United States (e.g., The Centre Hospitalier National d’Ophtalmologie des Quinze Vingts lin Paris, France; Royan Institute Teheran in the Islamic Republic of Iran and Hospital San Raffaele in Milan, Italy) are researching the transplantation of corneal cells from patients’ healthy eyes to reverse LSCD. However, results from these clinical trials were not published yet. This approach only allows unilateral LSCD patients to be treated and risks damage to the patients’ one healthy corneas.

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

Government Regulation

The FDA has granted Endari Orphan Drug designation and the EC has granted our PGLG Orphan Medicinal designation for the treatment of SCD.

Orphan Drug Designation. The FDA has authority under the U.S. Orphan Drug Act to grant Orphan Drug designation to a drug or biological product intended to treat a rare disease or condition. This law defines a rare disease or condition generally as one that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of the development and distribution of the orphan product in the United States will be recovered from sales of the product. Being granted Orphan Drug designation provides tax benefits to mitigate expenses of developing the orphan product. More importantly, Orphan Drug designation provides seven years of market exclusivity if the product receives the first FDA approval for the disease or condition for which it was granted such designation and the indication for which approval is granted matches the indication for which Orphan Drug designation was granted. During the seven-year exclusivity period, Orphan Drug exclusivity precludes FDA approval of a marketing application for the same active ingredient for the same indication. Orphan Drug exclusivity is limited and will not preclude the FDA from approving the same active ingredient for the same indication if the same product is shown to be clinically superior to the product previously granted exclusivity. In addition, a product that is the same as the orphan product may receive approval for a different indication (whether orphan or not) during the exclusivity period of the orphan product. Also, Orphan Drug market exclusivity will not bar a different product such as Global Blood Therapeutics, Inc.’s Oxbryta to treat the same orphan disease or condition from obtaining its own Orphan Drug designation and Orphan Drug exclusivity.

Orphan Medicinal status in the EU has similar benefits, including a ten-year marketing exclusivity period following marketing authorization in the EU.

505(b)(2) Applications. Under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), a person may submit an NDA for which one or more of the clinical studies relied upon by the applicant for approval were not conducted by or for the applicant and for which the applicant does not have a right of reference or use from the person by or for whom the clinical studies were conducted. Instead, a 505(b)(2) applicant may rely on published literature containing the specific information (e.g., clinical trials, animal studies) necessary to obtain approval of the application. The applicant may also rely on the FDA’s finding of safety and/or effectiveness of a drug previously approved by the FDA when the applicant does not own or otherwise have the right to access the data in that previously approved application. The 505(b)(2) pathway to marketing authorization thus allows an applicant to submit a NDA without having to conduct its own studies to obtain data that are already documented in published reports or previously submitted NDAs. In addition to relying on safety data from the Phase 2 and 3 studies of Endari® and our previously approved product, NutreStore, we intend to take advantage of the 505(b)(2) pathway to the extent published literature will further support any NDA for PGLG.

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

Patents

We have issued patents related to compositions including PGLG and methods involving administration of PGLG for the treatment of diverticulosis in the United States, Europe, Japan, Australia, India, Mexico, China, Indonesia, Korea and Russia. Associated patent applications are currently pending in the United States, the EU, Brazil, Korea and Russia.

Patents directed to compositions for decreasing HbA1C levels in individuals who are shown to have average blood sugar levels in the diabetic range have issued in Japan, Indonesia and the Philippines. Associated applications are currently pending in the United States, Europe, Brazil, India, China, the Philippines, and Japan.

The company has issued patents directed to the treatment of hypertriglyceridemia in Japan and the Philippines.  A corresponding European patent application has been granted and is currently the subject of an Opposition proceeding. Associated applications are pending in the United States, Brazil, India, China, and the Philippines.

A patent application directed to the treatment of sickle cell using a multi-component composition is pending in the United States and Europe. An international application directed to the same invention has been filed under the Patent Cooperation Treaty.

HbA1C levels are one of the best indicators of whether diabetics and prediabetics have blood sugar levels under control, through therapeutic application of L-glutamine. Diabetes is a chronic disease that occurs when the pancreas is no longer able to make insulin, or when the body cannot make good use of the insulin it produces. People with diabetes have an increased risk of developing serious health problems including cardiovascular disease, kidney failure and blindness. Japan has more than 7 million diagnosed cases of diabetes, which represents about 7.6% of Japanese between the ages of 20 and 79. According to the U.S. Centers for Disease Control and Prevention, there are an estimated 29 million Americans living with diabetes and an estimated 86 million Americans with prediabetes, a serious health condition that can increase a person’s risk of developing type 2 diabetes.

Licenses and Promotional Rights Agreements

In June 2016, we entered into a non‑exclusive agreement with CellSeed and Dr. Kohji Nishida for the development of CAOMECS technology under which we are required to pay royalties based upon net sales upon commercialization.

Trademarks

We hold U.S. trademark registrations for “Emmaus Medical” and “Endari” and a trademark registration for “Xyndari™” (as Endari® will be marketed if approved) in the EU. This Annual Report also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, these trademarks, service marks, trade names and copyrights may appear without the® or TM symbols, but such references are not intended to indicate that we or the other owners do not assert, to the fullest extent under applicable law, our rights, or the rights of any licensor to the same.

Employees

As of March 31, 2021, we had 58 employees, 56 of whom were full time. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Corporate Information

We were incorporated in Delaware on March 20, 1987 under the name Age Research, Inc. Prior to January 16, 2007, our company (then called Strativation, Inc.) existed as a “shell company” with nominal assets and whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On January 16, 2007, we entered into an Agreement and Plan of Merger with CNS Response, Inc., and CNS Merger Corporation, our wholly owned subsidiary, pursuant to which CNS Merger Corporation merged with and into CNS Response, Inc., which survived the merger. On March 7, 2007, we changed our corporate name to CNS Response, Inc. On November 2, 2015, we changed our corporate name to MYnd Analytics, Inc. On July 17, 2019, we completed our merger transaction with EMI Holding, Inc., formerly known as Emmaus Life Sciences, Inc. (“EMI”), with EMI surviving as our wholly owned subsidiary. On July 17, 2019, immediately following the merger, we changed our name to “Emmaus Life Sciences, Inc.”

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

Although we realized net income of $1.1 million for the year ended December 31, 2020, we have historically operated at a loss due to substantial expenditures related to commercialization of Endari®, pursuit of marketing authorization of Endari® outside the U.S., research and development of our other product candidates, interest on our outstanding indebtedness and general and administrative expenses. We incurred a net loss of $54.8 million for the year ended December 31, 2019 and had an accumulated deficit of $225.3 million as of December 31, 2020. There is no assurance that we will be able to increase our Endari® sales or remain profitable or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations.

We are dependent on the commercial success of our only approved product, Endari®.

Our ability to become profitable will depend upon the commercial success of Endari®. In addition to the risks discussed elsewhere in this section, our ability to generate future revenues from Endari® sales will depend on a number of factors, including, but not limited to:

•	achievement of broad market acceptance and coverage by third-party payors for Endari®;
•	the effectiveness of our in-house commercialization team and other efforts in marketing and selling Endari®;
•	our ability to compete effectively against competing products, including hydroxyurea, Oxbryta™ (voxelotor) and Adakveo® (crizanlizumab);
•	contract manufacturers’ ability to successfully manufacture commercial quantities of Endari® at acceptable cost levels and in compliance with regulatory requirements;
•	our ability to maintain a cost-efficient commercial organization and, to the extent we seek to do so, successfully partner with third parties;
•	our ability to effectively work with physicians to ensure that their patients have access to Endari® and fill and refill prescriptions to adhere to their twice-daily regimen;
•	the efficacy and safety of Endari®; and
•	our ability to comply with ongoing regulatory requirements.

Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict the extent of revenues we will generate from Endari® sales or the timing for when or the extent to which we will become and continue to be profitable, if ever. Even if we do achieve increased net revenues from Endari® sales and become profitable, we may not be able to sustain our revenues or maintain or increase our profitability on an ongoing basis.

There are uncertainties related to our working capital and we may need to raise additional financing.

As of December 31, 2020, we had cash and cash equivalents of $2.5 million. In February and March 2021, we sold and issued approximately $14.5 million of convertible promissory notes, the net proceeds of which will be used for working capital and general corporate purposes, including repayment of indebtedness. In March 2021, we used a portion of the net proceeds to prepay, in full, $6.2 million principal amount of outstanding Amended and Restated 10% Senior Secured Convertible Debentures, as amended, due August 31, 2021.

Based on our anticipated future revenues and operating expenses, our cash and cash equivalents of $2.5 million as of December 31, 2020, and the remaining net proceeds from the recent sale of convertible promissory notes, we believe our working capital is sufficient to meet our needs through at least the second quarter of 2022. If future revenues are less than anticipated or we incur more expenses than we anticipate, we may not have sufficient operating capital for our business without raising additional capital. Except as described under the caption “Liquidity and Capital Resources’ in the

“Management’s Discussion of Financial Condition and Results of Operations” section of this Annual Report, we have no understanding or arrangements with respect to future financings, and there can be no assurance of the availability of such capital on terms acceptable to us or at all. Because we were unable to timely file our Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Reports for 2020 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are ineligible to utilize the short-form Registration Statement on Form S-3 for the public offer and sale of securities until we have timely filed all required reports under the Exchange Act for the 12 months prior to filing a Registration Statement on Form S-3. The inability to utilize Form S-3 may adversely impact our ability to raise capital in a timely manner and increase transaction costs.

The COVID-19 pandemic may adversely affect our revenues, results of operations and financial condition and impact our ability to obtain needed financing.

COVID-19 and the various precautionary measures taken by many governmental authorities around the world to limit its spread has had a severe effect on global markets and the global economy. The extent to which the coronavirus impacts our business and operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the nature and extent of governmental actions taken to contain it or treat its impact and the availability, cost, effectiveness and public acceptance of any FDA-approved vaccines, among others. COVID-19 and official actions in response to it have caused a major slowdown in overall economic activity in the U.S. and elsewhere, curtailed consumer spending and made it more challenging to adequately staff and manage our business and operations, including our accounting and financial operations. Although COVID-19 and official responses have not had a material adverse effect on our Endari® sales to date, COVID-19 or future official responses may deter or prevent sickle cell disease, or SCD, patients from traveling to see their doctors or filling or refilling their prescriptions for Endari®, our one approved product, which could cause a temporary or prolonged decline in our revenues and have a material adverse effect on our results of operations and financial condition. COVID-19 or the governmental response may adversely affect the timing and conduct of clinical studies or the ability of regulatory bodies to consider or grant approvals with respect to Endari® or our prescription grade L-glutamine drug candidates or oversee the development of our drug candidates, may further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate. For example, we experienced a temporary disruption in 2020 in patient enrollment in our Pilot/Phase I study of our prescription grade L-glutamine oral powder in diverticulosis, but patient enrollment has now been completed. Any outbreak of COVID-19 among our executives or key employees or their families and loved ones could disrupt our management and operations and adversely affect our Endari® sales, results of operations and financial condition. The foregoing factors could also have an adverse effect on the market price of our common stock or the value of our other outstanding securities.

We regularly explore possible financing alternatives and intend to consider emergency federal or state funding that may be available to companies affected by COVID-19. There is no assurance that government funding will be available or that we will qualify for any such funding.

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

We face intense competition from companies with greater resources than us, and if our competitors are successful in marketing or develop alternative treatments our commercial opportunities may be reduced or eliminated.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. We face competition from a number of sources, some of which may target the same indication as Endari®, such as pharmaceutical companies, including generic drug companies, biotechnology companies, drug delivery companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, including well-established sales forces, manufacturing capabilities, research and development capabilities, experience in obtaining regulatory approvals for product candidates than do we. For example, in late 2019 the FDA approved a new drug application, or NDA, submitted by Novartis, permitting the marketing of ADAKVEO® (crizanlizumab-tmca) to reduce the frequency of vaso-occlusive crises in adults and pediatric patients aged 16 years and older with SCD. ADAKVEO®, which is administered by intravenous infusion every four weeks, is a selectin blocker humanized IgG2 kappa monoclonal antibody that binds to P-selectin. Also, in late 2019, Global Blood Therapeutics, Inc. (“GBT”) announced that the FDA approved its NDA for Oxbryta™ (voxelotor) tablets for the treatment of SCD in adults and children 12 years of age and older. Oxbryta™ is an oral, once-a-day therapy intended to treat SCD by targeting hemoglobin polymerization. Both Novartis and GBT have far greater financial, sales and marketing resources than our company and there is no assurance that we will be able to compete effectively with ADAKVEO® or Oxbryta™ as a stand-alone therapy or that Endari® will gain widespread use as an adjunct to the use of ADAKVEO® or Oxbryta™. If we are unable to compete effectively or successfully position Endari® as a complementary therapy, our Endari® sales and results of operation may suffer, which could have a material, adverse effect on our financial condition. We also face competition from hydroxyurea, and non-prescription grade L-glutamine supplements. L-glutamine is manufactured in large quantities, primarily by a few large chemical companies, and processed and sold as a nutritional supplement. The sale of non-prescription grade L-glutamine nutritional supplements at prices lower than the price that we charge for Endari® could have a material adverse effect on our sales of Endari® and results of operations.

If we are unable to achieve and maintain adequate levels of coverage and reimbursement for Endari®, on reasonable pricing terms, its commercial success may be severely hindered.

Successful sales of Endari® depend on the availability of adequate coverage and reimbursement from third-party payors and governmental healthcare programs, such as Medicare and Medicaid. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or a significant portion of the costs associated with their prescription drugs. Coverage determination depends on financial, clinical and economic outcomes that often disfavors new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Although Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs, the reimbursement amounts are subject to change and may not be adequate and may require higher co-payments that patients find unacceptable. Patients are unlikely to use Endari® unless reimbursement is adequate to cover a significant portion of the cost of Endari®. Future coverage and reimbursement will likely be subject to increased pressure in the U.S. Third-party coverage and reimbursement for Endari® may cease to be available or adequate in the U.S., which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

In addition, the distribution network for pharmaceutical products in the U.S. has undergone, and may continue to undergo, significant consolidation marked by mergers and acquisitions. As a result, a smaller number of large distributors control a significant share of the market, which has increased, and may continue to increase, competitive and pricing pressures on pharmaceutical products. There is no assurance that we can manage these pricing pressures or that specialty distributor and specialty pharmacy purchases will not fluctuate unexpectedly from period to period.

The market exclusivity for Endari® for SCD is limited, which could adversely affect our ability to compete in the market and adversely affect the commercial success of Endari®.

The exclusivity protections that protect Endari® for use for SCD are limited in ways that may affect our ability to effectively exclude third parties from competing against us. In particular:

•	Orphan Drug market exclusivity protection for Endari® for SCD will expire in the U.S. July 7, 2024;
•

Orphan Drug designation does not preclude the FDA from granting Orphan Drug designation to another sponsor developing the same drug for the same indication, granting Orphan Drug designation and approving such other drug after we receive approval if such drug is considered clinically superior to our product, approving a product that is the same as our product for a different indication, or approving a different product intended to treat SCD; in this regard, Global Blood Therapeutics, Inc.’s Oxbryta for treating SCD also has been granted Orphan Drug status in the U.S.[(and in the EU)];
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

Our only approved product, Endari®, is a prescription-grade L-glutamine oral powder treatment for sickle cell anemia and sickle ß0-thalassemia, two of the most common forms of SCD. SCD is a genetic blood disorder that affects 20 million to 25 million people worldwide and occurs primarily among those whose ancestors are from regions including sub-Saharan Africa, South America, the Caribbean, Central America, the Middle East, India and Mediterranean regions such as Turkey, Greece and Italy. Thus, while SCD affects people throughout the world, the prevalence of SCD is higher in certain geographies, such as central and sub-Saharan Africa and the Caribbean, that currently have underdeveloped health care systems or significantly lower rates of health insurance coverage and incidence of these conditions in the United States is relatively low. Furthermore, many potential patients in many of these geographies are low-income and may be unable to afford Endari®. These factors may ultimately limit our addressable market. Our ability to achieve and sustain profitability may be adversely impacted if we are unable to access markets with greater prevalence of SCD or reach enough SCD patients in geographies with more well-developed health care systems.

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

We are seeking regulatory approval for Endari® for SCD outside of the U.S. but may not be successful. For example, in January 2018, the European Medicines Agency, or EMA, provided their agreement on the pediatric investigation plan, or PIP, for our prescription grade L-glutamine oral powder in SCD and we filed with the EMA an application for marketing authorization, or MAA, in the EU. In May 2019, we announced that the EMA’s Committee for Medicinal Products for Human Use, or CHMP, had adopted a negative opinion regarding our MAA based upon the CHMP’s position that our main clinical study did not conclusively support the efficacy of the treatment in SCD patients. In light of the CHMP’s opinion, we withdrew our MAA in September 2019 to consider pursuing alternative decentralized and centralized regulatory pathways for obtaining marketing authorization in the EU or one or more EU countries. There is no assurance that we will be successful in obtaining marketing authorization in the EU or other jurisdictions outside the U.S. If we obtain marketing authorization, we expect that we will be subject to additional risks related to operating in foreign countries including:

•	business interruptions resulting from geopolitical actions, including war and terrorism or actual or potential public health emergencies, including the COVID-19 pandemic;
•	differing regulatory requirements in foreign countries;
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

These and other risks associated with international operations may compromise our ability to achieve or maintain profitability.

We may not be able to anticipate the demand for and appropriate supply of Endari®.

We monitor our distributors’ inventories of Endari® using a combination of methods. However, our estimates of distributor inventories may differ significantly from actual inventory levels. Significant differences between actual and our estimated inventory levels may result in excessive production (requiring us to hold substantial quantities of unsold inventory which may result in the establishment of inventory reserves or actual write offs of expired inventory), inadequate supplies of products in distribution channels, insufficient product available at the retail level, and unexpected increases or decreases in orders from our specialty distributors. For example, as of December 31, 2020, we established a $1.2 million reserve against possible future inventory write offs. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a quarter to be below our expectations or the expectations of securities analysts or investors. In addition, we sometimes offer price discounts to our customers in advance of Endari® price increases, including a price increase as of March 1, 2021, or as an incentive for bulk orders of Endari®, which discounts may result in specialty distributor purchases in excess of customer demand, resulting in reduced specialty distributor purchases in later periods and substantial fluctuations in our results of operations from period to period. Sales attributable to one-time discounts offered by us increased in 2020 over 2019 and may adversely affect sales in subsequent periods. If our financial results are below analysts’ or investors’ expectations, the market price of our common stock may be adversely affected.

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

We currently obtain substantially all our prescription grade L-glutamine from a single Japanese supplier, Ajinomoto Aminoscience LLC, or Ajinomoto. We intend to continue to rely on Ajinomoto to produce our pharmaceutical grade L-glutamine, but we have not entered into, and may not be able to establish, long-term supply agreements with this key supplier on acceptable terms. Furthermore, pursuant to a letter of intent with Ajinomoto, we have agreed to purchase from Ajinomoto substantially all of the L-glutamine that we will need for our commercial products. If Ajinomoto were to experience any manufacturing or production difficulties producing prescription grade L-glutamine, or we were unable to purchase sufficient quantities of prescription grade L‑glutamine on acceptable terms, it could interrupt sales of Endari® and have a material, adverse effect on our financial condition and results of operations.

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

We maintain product liability insurance coverage and carry commercial excess and umbrella coverage, but our insurance coverage may not be sufficient to cover product liability related expenses or losses and may not cover us for any consequential expenses or losses we may suffer. We may not be able to continue to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of Endari®. Successful product liability claims against us could cause the value of our common stock to decline and, if judgments exceed our insurance coverage, reduce our cash and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We will need to expand our scientific, sales and marketing, managerial, operational, financial and other resources to support our planned commercialization activities. Continued operations and growth require that we manage our commercialization activities for Endari® and product development efforts successfully and in a cost-effective manner. We will also need to continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures.

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

Our success depends, to a significant extent, upon the continued services of Yutaka Niihara, M.D., M.P.H., our founder and Chairman and Chief Executive Officer. The loss of Dr. Niihara’s services could materially and adversely affect our business and prospects. We do not maintain key man life insurance policies on Dr. Niihara or any of our other executive officers.

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

We have identified material weaknesses in our internal controls over financial reporting.

In connection with the preparation and filing of this Annual Report, our management concluded that the material weaknesses in our internal controls over financial reporting originally identified in our Annual Report on Form 10‑K for the year ended December 31, 2018 had not been fully remediated and our disclosure controls and procedures were not effective as described in more detail in Part II – Item 9A “Controls and Procedures” in this Annual Report. Among other things, the weakness led our independent public accounting firm to qualify their audit report included in this Annual Report regarding the net loss attributable to our interest in EJ Holdings. We cannot guarantee when our disclosure controls and procedures will be fully effective or that we will not identify other material weaknesses in the future. Any material weaknesses in our internal control over financial reporting could result in errors in our consolidated financial statements, which could erode market confidence in our company, adversely affect the market price of our common stock and, in egregious circumstances, result in possible claims based upon such financial information.

Risks Related to Our Intellectual Property

We may not be able to obtain and enforce intellectual property rights that cover our commercial activities or are sufficient to prevent third parties from competing against us.

Our success with respect to Endari® will depend, in part, on our ability to preserve our trade secrets and to prevent third parties from infringing upon our proprietary rights because we do not have (and will do not expect to be able to obtain) composition of matter patents or methods of use patents that cover Endari®. In particular, the patent for the use of L-glutamine to treat SCD expired in May 2016 and our license to the patent terminated. This means that our competitors are free to utilize processes, technologies and methods that were previously protected by the SCD patent to potentially develop competing products. While we have an Orphan Drug designation for the use of L-glutamine for the treatment of SCD, Orphan Drug exclusivity may be lost if another L-glutamine product for the same indication demonstrates clinical superiority. If our competitors develop alternative L-glutamine products, it may have a material and adverse effect on our business and results of operations.

In addition to seeking patents for our intellectual property, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, in our business. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and remedies thereunder may not be adequate. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. Some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us.

Although we expect all our employees to assign their inventions to us, and all our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidential information and invention agreements, we cannot provide any assurances that all such agreements have been duly executed or will be enforceable.

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

Where appropriate, we seek patent protection for inventions we conceive and reduce to practice, however, patent protection may be limited or not available for all these inventions. In addition, we may need to design around patents held by others. If we must spend significant time and money protecting our patents, designing around patents held by others or in-licensing patent or other proprietary rights held by others, potentially for large fees, our business and financial prospects may be harmed.

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

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity, freedom to operate and/or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to prevent others from commercializing products similar or identical to our product candidates or products, or limit the duration of the patent protection of our product candidates or products. Given the amount of time required for the development, testing and regulatory review of new therapeutics, patents protecting our product candidates might expire before or shortly after such candidates are commercialized as products. For example, our patent protection for Endari® expired in May 2016. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Risks Related to Regulatory Oversight of Our Business and Compliance with Law

Endari® is subject to ongoing and continued regulatory review, compliance with which may result in significant expense and limit our ability to commercialize Endari®.

We are subject to ongoing FDA obligations and continued regulatory review with respect to the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Endari®. These requirements include submission of safety and other post-marketing information and reports, as well as continued compliance with good clinical practices and good laboratory practices or cGMPs. In addition, our product advertising and promotion are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, although the FDA does not regulate the prescribing practices of physicians.

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

All our other product candidates are still in preclinical or early-stage clinical development. Regulatory approval is required to market our prescription grade L-glutamine treatment for diverticulosis or other indications and for any other product candidates we may develop. Even if the FDA and other regulatory authorities approve our prescription grade L-glutamine treatment for diverticulosis, or any of our other product candidates, the manufacture, packaging, labeling, distribution, marketing and sale of such products will be subject to strict and ongoing post-approval regulations. Compliance with such regulations will be expensive and consume substantial financial and management resources.

The FDA has the authority to regulate the claims we make in marketing our prescription products to ensure that such claims are true, not misleading, supported by scientific evidence, and consistent with the approved labeling of those products. Failure to comply with FDA requirements in this regard could result in, among other things, warning letters, withdrawal of approvals, seizures, recalls, injunctions prohibiting a product’s manufacture and distribution, restricting promotional activities, requiring corrective actions regarding sales and marketing activities, other operating restrictions, civil money penalties, disgorgement, and criminal prosecution. In addition, if we make any marketing claims that are related to a health care provider’s unlawful submission for reimbursement from government programs, we could be subject to potential liability for violations of the False Claims Act, which may lead to disqualification from government programs or criminal prosecution, or both. Any of these government enforcement actions, if taken against us, could negatively impact our product sales and profitability.

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

We rely on third parties, such as CROs, contract laboratories, regulatory consultants and data management companies to assist us in overseeing and monitoring clinical trials as well as to process the clinical data and manage test requests, which may result in delays or failure to complete trials, if the third parties fail to perform or meet applicable regulatory requirements and standards. A failure by us or any such third parties to comply with the terms and conditions of the protocol for any clinical study or the regulatory requirements for a product candidate or to complete the clinical trials for a product candidate in the projected time frame could significantly delay or increase the cost of our studies and have a material adverse effect on our business and financial condition.

There are significant requirements imposed on us and on clinical investigators who conduct clinical trials under an IND. Although we are responsible for selecting qualified clinical investigators, providing them with the information they need to properly conduct an investigation, ensuring proper monitoring of the investigations and that the investigations are conducted in accordance with the general investigational plan and protocols contained in the IND, we cannot ensure the clinical investigators will maintain compliance with all regulatory requirements at all times. The pharmaceutical industry has experienced cases where clinical investigators have been found to incorrectly record data, omit data, or even falsify data. We cannot ensure that the clinical investigators in our trial will not make mistakes or otherwise compromise the integrity or validity of data, any of which would have a significant negative effect on our ability to obtain marketing approval.

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

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (the required discount was increased to 70% on January 1, 2019 pursuant to subsequent legislation);

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

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be unfavorable to our business prospects.

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

Regulatory authorities in some jurisdictions, including the U.S. and the European Union, may designate therapeutic products under development for relatively small patient populations as “orphan drugs”. Under the Orphan Drug Act, the FDA may designate a therapeutic product as an Orphan Drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S. We have obtained Orphan Drug designation from the FDA and Orphan Medicinal designation from the EC for L-glutamine treatment for SCD, and we may seek Orphan Drug designation for our other product candidates. Generally, if a product candidate with an Orphan Drug designation subsequently receives the first marketing approval for the indication for which it has been granted such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or EC, as applicable, from approving another marketing application for the same product candidate prior to the expiration of that time period. The applicable period is seven years in the U.S. and ten years in the EU. The exclusivity period in the EU can be reduced to six years if the product no longer meets the criteria for Orphan Medicinal designation or if its commercialization is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug and Orphan Medicinal exclusivity may be lost if the FDA or EC determines that the request for designation was materially defective or if the manufacturer is unable to ensure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In the U.S., Orphan Drug exclusivity may be lost if another L-glutamine product for the same indication demonstrates clinical superiority, such as a better safety or efficacy profile, in which case the FDA would be permitted to approve the third-party product. Orphan Drug exclusivity does not bar the FDA from approving another L-glutamine product for any other indication. Nor does Orphan Drug designation bar the FDA from granting Orphan

Drug designation and approving another product such as Oxbryta, from Global Blood Therapeutics, Inc. for treating SCD, for the same orphan disease or condition.

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

In addition, later discovery of previously unknown adverse events or other problems with any of our product candidates that are approved for marketing as products, the contract manufacturers from which we obtain supplies of these products, the manufacturing processes they use to manufacture these products, or our or their failure to comply with regulatory requirements, may have negative consequences, including:

•	restrictions on the manufacturers or manufacturing processes for such products;
•	restrictions on the labeling or marketing of such products;
•	restrictions on distribution or use of such products;
•	requirements to conduct post marketing studies or clinical trials;
•	warning letters;
•	recall or withdrawal of such products from the market;
•	refusal to approve pending applications or supplements to approved marketing applications that we submit;
•	clinical holds on clinical studies of such products;
•	fines, restitution or disgorgement of revenue or profit generated by sales of such products;
•	suspension or withdrawal of the marketing approvals of such products;
•	refusal to permit the import or export of such products;
•	seizure of such products;
•	injunctions prohibiting the manufacture, marketing, sale, distribution, or related action in respect of such products;

•	the imposition of civil or criminal penalties; and/or
•	debarment of our company and any of our officers or other employees responsible for such problems from future dealings with the FDA.

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

Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”), which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the PPACA of importance to us are:

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

As of December 31, 2020, we had loaned EJ Holdings a total of $18.6 million, including $4.0 million of loans made pursuant to our written commitment dated October 28, 2020 to loan EJ Holdings a total of up to $6.5 million through the period ending March 31, 2021. Management of EJ Holdings believes such loans will be sufficient to fund its planned activities at the

Ube plant through the first quarter of 2021. It is possible, however, that EJ Holdings will need to secure additional debt financing or issue capital stock to fund such activities. We also anticipate that EJ Holdings will need to incur substantial debt or equity financing to fund the plant’s operations once phase in is completed, including, but not limited to, maintaining the physical plant and maintaining regulatory approvals for the manufacture of its products. To the extent EJ Holdings raises additional debt or equity financing, its ability to repay our loans may be adversely affected or our ownership interest may be diluted.

If EJ Holdings fails to reactivate its plant and obtain customers, it may not be able to sell its plant and property and we may lose our investment.

If EJ Holdings fails to reactivate the Ube plant or to secure customers for its products, it may need to sell its plant and property. There is no assurance that it will be able to do so at an attractive price or at all. Our loans to EJ Holdings are general unsecured obligations of EJ Holdings and we have no mortgage or other security interest in the plant or other property of EJ Holdings. Depending on the price at which the plant and property can be sold if it becomes necessary, EJ Holdings may be unable to repay our loans and its other secured or unsecured obligations, and we may lose some or all of our investment in EJ Holdings.

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

The audit report of our independent public accounting firm contains a qualification regarding losses attributable to our interest in EJ Holdings.

In the course of their audit of our financial statements for the year ended December 31, 2020, our independent registered public accounting firm was unable to obtain audited financial statements or other audit support for the losses attributable to our equity interest in EJ Holdings included in our net income for the year ended December 31, 2020 as described in Note 5 to the financial statements included in this Annual Report. As a result, their audit report contains a qualification in this regard. We intend to seek EJ Holdings’ cooperation in enhancing the accounting for our equity interest in EJ Holdings but there is no assurance that we will be ab le to avoid the same or similar accounting issues in the future.

Risks Related to Our Securities

We have been delinquent in our SEC reporting obligations, which has adversely affected the ability of our security holders and prospective investors to have current information regarding our financial statements and status of our business and operations and could lead to the disqualification of our common stock for quotation on the OTC Markets Group, Inc.

We were unable to file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2019 until January 2021 and this Annual Report is being filed after the SEC filing deadline.  We also have yet to file our Quarterly Reports on Form 10-Q for 2020 but expect to do so soon and to file our Quarterly Report for the quarter ended March 31, 2021 by the SEC’s filing deadline, as it may be extended as provided in Rule 12b-25 of the Securities Exchange Act of 1934.  Our failure to timely file our periodic SEC reports has adversely affected the ability of our security holders and prospective investors to have current information regarding our financial statements and status of our business and operations and is likely to have adversely affected the liquidity and trading prices of our common stock. Under applicable rules of the Financial Industry Regulatory Authority, or FINRA, our failure to timely our periodic reports with the SEC could result in the disqualification of our common stock for quotation on the OTC Markets Group, Inc.  In such event, there would be no established trading market for our common stock unless and until we are in compliance with our SEC reporting obligations and our common stock once again becomes eligible for quotation on the OTC Market Group, Inc. or is listed on a national securities exchange.

We have experienced, and may continue to experience, significant volatility in our stock price.

The trading price for our common stock has historically been volatile and traded at higher or lower prices that are seemingly uncorrelated with our results of operations, financial condition or prospects. Between January 1, 2020 and March 31, 2021, the closing sale price of our common stock as reported on the OTC Markets Group, Inc. ranged from a low of $0.72 to a high of $2.16 and may continue to exhibit volatility. Factors such as the following may affect the volatility in our stock price:

●	Our ability or inability to timely file periodic reports with the SEC;
●	our quarterly operating results;

●	marketing approvals or other developments regarding Endari® or competing products;

●	announcements of regulatory developments or technological innovations by us or our competitors;

●	changes in our relationship with our vendors, distributors or other strategic partners;

●	government regulation of drug pricing; and

●	developments in patent or other technology ownership rights;

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

Our outstanding warrants may result in further dilution to our stockholders.

Certain of our outstanding warrants to purchase a total of up to approximately 3,607,200 shares of our common stock provided for so-called full-ratchet anti-dilution adjustments in the event we sell or issue shares of common stock or common stock equivalents at an effective price less than the then exercise price of such warrants, subject to certain exceptions. These anti-dilution adjustments resulted in a reduction in the conversion price of the debentures and the exercise price of such warrants to $1.54 per share based upon our issuance in February 2021 of $500,000 of shares of our common stock valued at $1.54 per share. We also have outstanding approximately $14.5 million principal amount of convertible promissory notes which are convertible into shares of our common stock at a conversion price of $1.48 per share that is subject to possible future reductions on a quarterly basis in the event the prevailing trading prices of our common stock is less than the then-conversion price. The anti-dilution adjustments our outstanding warrants would be triggered by future issuances by us of shares of our common stock upon conversion of the convertible promissory notes, or otherwise, at a price per share below the then-exercise price of such warrants, which adjustments would have a further dilutive effect on our stockholders.

Stockholders may experience future dilution as a result of future equity offerings.

To raise additional capital in the future we may sell and issue additional shares of our common stock or securities convertible into or exchangeable for our common stock, which sales would have a dilutive effect on the percentage ownership of our existing stockholders.

A substantial number of shares of common stock may be sold in the market, which may depress the market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the possibility such sales upon the exercise or conversion of our outstanding warrants or convertible promissory notes, could cause the market price of our common stock to decline or serve to depress the market price of our common stock. A substantial majority of the outstanding shares of our common stock are, and the shares of common stock issuable upon the exercise of our outstanding warrants and other convertible securities, or shares which may be sold in future offerings by us, will be, freely tradable without restriction or further registration under the Securities Act.

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

Each state has its own securities laws, often called “blue sky” laws, which limit sales of securities to a state’s residents, unless the securities are registered in that state or qualify for an exemption from registration and govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must also be registered in that state. As long as our common stock is quoted on the OTC Pink tier or the OTCQB tier, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our common stock. You should therefore consider the resale market for our common stock warrants to be limited, as you may be unable to resell your common stock without the significant expense of state registration or qualification.

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

We lease office space under operating leases from unrelated entities. The rent expense during the years ended December 31, 2020 and 2019 was approximately $1,201,000 and $926,000, respectively.

We lease 21,293 square feet of office space for our headquarters in Torrance, California, at a base rental of $79,375 per month, which the lease will expire on September 30, 2026. We also leased an additional 1,850 square feet office space in New York, New York, at a base rent of $8,691 per month, which the lease will expire on January 31, 2023.

In addition, we lease 1,322 square feet of office space in Tokyo, Japan, 465 square feet of office space in Seoul, Korea, and 1,163 square feet of office space in Dubai, UAE, which leases will expire on September 30, 2022, November 29, 2021, and June 19, 2023, respectively.

We believe our existing facilities are adequate for our current and planned future operations, and we expect to be able to renew the leases on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink tier of the OTC Markets Group, Inc. The information reported on the OTC Pink tier reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2020
First Quarter	$2.14	$0.85
Second Quarter	$1.99	$1.08
Third Quarter	$2.16	$0.85
Fourth Quarter	$1.36	$0.72
Year Ended December 31, 2021
First Quarter (through March 31, 2021)	$1.83	$1.19

Holders

As of April 7, 2021, we had approximately 396 stockholders of record.

Dividends

We have never paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors in its discretion and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

In February and March 2021, we sold and issued approximately $14.5 million in principal amount of convertible promissory notes to a limited number of accredited investors in a private placement pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

Commencing one year from the original issue date, the convertible promissory notes will be convertible at the option of the holder into shares of our common stock at an initial conversion price of $1.48 per share, which equaled the “Average VWAP” (as defined) of our common stock on the effective date. The initial conversion price is subject to adjustment as of the end of each three-month period following the original issue date, commencing May 31, 2021, to equal the Average VWAP as of the end of such three-month period if such Average VWAP is less than the then-conversion price. The conversion price is subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes.

The convertible promissory notes bear interest at the rate of 2% per annum payable semi-annually on the last business day of August and January of each year and will mature on the 3rd anniversary of the original issue date.  The convertible promissory notes will become prepayable in whole or in part at the election of the holders on and after February 28, 2022 if our common shall not have been approved for listing on the NYSE American, the Nasdaq Capital Market or other “Trading Market” (as defined). We will be entitled to prepay up to 50% of the principal amount of the convertible promissory notes at any time after the 1st anniversary and on or before the 2nd anniversary of the original issue date for a prepayment amount equal to the principal amount being prepaid, accrued and unpaid interest thereon and a prepayment premium equal to 50% of such principal amount. The convertible promissory notes are general, unsecured obligations of the company.

The net proceeds of the sale of the convertible promissory notes will be used for working capital and general corporate purposes, which may include repayment of indebtedness.

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

We commenced commercialization of Endari® in the U.S. in January 2018 in collaboration with a contract sales organization. Effective January 2020, we have relied upon our in-house commercial sales team. Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. We have distribution agreements in place with the nation’s leading distributors as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected pharmacies nationwide.

Until we began marketing and selling Endari® in the U.S. in early 2018, we had minimal revenues and relied upon funding from sales of equity securities and debt financings and loans, including loans from related parties to fund our business and operations. As of December 31, 2020, our accumulated deficit was $225.3 million, and we had cash and cash equivalents of $2.5 million. We expect net revenues to increase as we expand our commercialization of Endari® in the U.S. and expand or commence early access programs and eventual marketing and commercialization abroad.

Until we can generate sufficient net revenues, our future cash requirements are expected to be financed through public or private equity or debt financings, loans or corporate collaboration and licensing arrangements. While our operating loss declined significantly to $32,000 in 2020 compared to $4.5 million in 2019, we are unable to predict if or when we will become profitable.

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

Net revenues from Endari® sales are recognized upon transfer to our distributors and specialty pharmacy providers. Distributors resell our products to other pharmacy and specialty pharmacy providers, health care providers, hospitals, and clinics. In addition to agreements with these distributors, we have entered into contractual arrangements with specialty pharmacy providers, in-office dispensing providers, physician group purchasing organizations, pharmacy benefits managers and government entities that provide for government-mandated or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our products. These various discounts, rebates, and chargebacks are referred to as “variable consideration.” Revenue from product sales is recorded net of variable consideration.

Under the Accounting Standards Codification (“ASC”) 606, the Company recognizes revenue when its customers obtain control of the Company's product, which typically occurs on delivery. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for the product, or transaction price. To determine revenue recognition for contracts with customers within the scope of ASC 606, the Company performs the following: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the Company’s performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the relevant performance obligations.

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

Sales Discounts: We provide our customers prompt payment and from time to time offer additional discounts to encourage bulk orders to generate needed working capital. Sales attributable to one-time discounts offered by us increased in 2020 over 2019 and may adversely affect sales in subsequent periods.

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

Cost of Goods Sold

Cost of goods sold consists primarily of expenses for raw materials, packaging, shipping and distribution of Endari®.

Research and Development Expenses

Research and development expenses consist of expenditures for new products and technologies consisting primarily of fees paid to contract research organizations (“CRO”) that conduct clinical trials of our product candidates, payroll‑related expenses, study site payments, consultant fees and activities related to regulatory filings, manufacturing development costs and other related costs. The costs of later stage clinical studies such as Phase 2 and 3 trials are generally higher than those of earlier studies. This is primarily due to the larger size, expanded scope, patient related healthcare and regulatory compliance costs, and generally longer duration of later stage clinical studies.

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

General and Administrative Expense

General and administrative expense consists principally of salaries and related employee costs, including share‑based compensation for our directors, executive officers and employees. Other general and administrative expense includes facility costs, patent filing costs, and professional fees and expenses for legal, consulting, auditing and tax services. Inflation has not had a material impact on our general and administrative expense over the past two years.

Selling Expenses

Selling expenses consist principally of salaries and related costs for personnel involved in the launch, promotion, sales and marketing of our products. Other selling cost include advertising, third party consulting costs, the cost of contracted and in-house sales personnel and travel-related costs. We expect selling expenses to increase as we acquire additional sales personnel to support the commercialization of Endari® in the U.S. and abroad.

Environmental Expenses

The cost of compliance with environmental laws has not been material over the past two years and any such costs are included in general and administrative costs.

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first‑in, first‑out basis and at the lower of cost or net realizable value. Substantially all raw materials purchased during the years ended December 31, 2020 and 2019 were supplied by one vendor.

Notes Payable, Convertible Notes Payable and Warrants

From time to time, we obtain financing in the form of notes payable or promissory notes with detachable warrants, some of which are convertible into shares of our common stock and some of which are issued to related parties. We analyze all of the terms of our notes payable and promissory notes issued with warrants to determine the appropriate accounting treatment, including determining whether conversion features are required to be bifurcated and treated as a discount, allocation of fair value of the issuance to the debt instrument, detachable stock purchase warrant, and any beneficial conversion features, and the applicable classification of the notes payable and warrants as debt, derivative liabilities, equity or temporary equity (i.e., mezzanine capital).

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

Share‑based Compensation

We recognize compensation expense for share‑based compensation awards during the service term of the recipients of the awards. The fair value of share‑based awards is calculated using the Black‑Scholes‑Merton pricing model. The Black‑Scholes‑Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of awards granted is calculated using the simplified method allowed under the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The risk‑free rate used to value an award is based on the U.S. Treasury rate as of the date of the award that corresponds to the vesting period of the award. Until July 2019, as the accounting acquirer in the Merger, our common stock was not publicly traded and we lacked company specific historical and implied volatility information for our common stock. Therefore, the expected volatility was based on the historical volatility of the common stock of comparable publicly traded companies.

Fair Value Measurements

We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in accordance with ASC 820. We measure fair value under a framework that provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of marketable securities is determined based upon quoted prices on nationally recognized securities exchanges and are classified as Level 1 investments at December 31, 2019. The fair value of our debt instruments is not materially different from their carrying values as presented. The fair value of our convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 7 to our consolidated financial statements.

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

Financial Highlights

	Twelve Months Ended December 31,
	2020	2019
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
REVENUES, NET	$23,167	$22,752
COST OF GOODS SOLD	2,248	1,094
GROSS PROFIT	20,919	21,658
OPERATING EXPENSES
Research and development	2,408	2,183
Selling	4,865	6,975
General and administrative	13,678	17,012
Total operating expenses	20,951	26,170
LOSS FROM OPERATIONS	(32)	(4,512)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(1,425)	(438)
Change in fair value of warrant derivative liabilities	392	3,545
Change in fair value of embedded conversion option	112	131
Net gain (losses) on investment in marketable securities	7,672	(21,947)
Net losses on equity method investment	(2,314)	(414)
Miscellaneous reverse merger costs	—	(309)
Notes conversion costs	—	(3,341)
Interest and other income	2,303	232
Interest expense	(5,989)	(27,625)
Total other income (expenses)	751	(50,166)
INCOME (LOSS) BEFORE INCOME TAXES	719	(54,678)
INCOME TAXES (BENEFIT)	(381)	164
NET INCOME (LOSS)	$1,100	$(54,842)
EARNINGS (NET LOSS) PER COMMON SHARE	$0.02	$(1.30)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	48,897,004	42,259,460

Years ended December 31, 2020 and 2019

Net Income (Loss). Net income was $1.1 million for the year ended December 31, 2020 compared to a net loss of $54.8 million for the year ended December 31, 2019, representing an increase of $55.9 million, or 102%. The increase in net income was primarily a $50.9 million increase in other income, and a $5.2 million decrease in operating expenses, as discussed below. As of December 31, 2020, we had an accumulated deficit of approximately $225.3 million. Our net income for the year ended December 31, 2020 included approximately $2.3 million of losses attributable to our equity interest in EJ Holdings, a variable interest entity, or VIE. Our independent registered public accounting firm was unable to obtain audited financial statements or other audit support for such losses as described in Note 5 to Notes to Financial Statements included in this Annual Report. As a result, their audit report included in this Annual Report contains a qualification in this regard. The losses attributable to our equity interest in EJ Holdings for the year ended December 31, 2019 were insignificant.

Revenues, Net. Net revenues increased by $0.4 million, or 2% to $23.2 million for the year ended December 31, 2020 compared to 2019. Substantially all net revenues were attributable to Endari® sales. The increase was due to higher volume sales of Endari® in 2020 partially offset by a higher level of price discounts related to large volume orders in 2020 than in 2019. We expect net revenues to increase as we expand commercialization of Endari® in the U.S. and abroad.

Cost of Goods Sold. Cost of goods sold increased by $1.2 million, or 105% to $2.2 million for the year ended December 31, 2020 compared to 2019 as net revenues increased and we established a reserve relating to Endari® inventory with a shelf-life less than two years.

Research and Development Expenses. Research and development expenses increased by $0.2 million, or10%, to $2.4 million for the year ended December 31, 2020 compared to 2019. This increase was primarily due to an increase in expenses related to our Pilot/Phase 1 diverticulosis study. We expect our research and development costs to increase as the study progresses and as we undertake additional studies.

Selling Expenses. Selling expenses decreased by $2.1 million, or 30%, to $4.9 million for the year ended December 31, 2020 compared to 2019. The decrease was primarily due to a decrease of $4.2 million in contract sales organization fees and $0.5 million in other marketing activities including consulting expenses, public relations, and sponsorships for Endari® partially offset by an increase of $2.7 million in in-house sales team compensation as we have relied on our in-house commercial team for marketing and sales of Endari® in the US since January 2020.

General and Administrative Expenses. General and administrative expense decreased $3.3 million, or 20%, to $13.7 million for the year ended December 31, 2020 compared to 2019. The decrease was primarily due to a decrease of $3.0 million in stock compensation expense, including $2.4 million of one-time expenses attributable to stock option modifications relating to the merger transaction in 2019. We expect on-going general and administrative expenses to remain substantially the same for the foreseeable future.

Other Income and Expense. Total other income increased by $50.9 million, or 101%, to $0.8 million for the year ended December 31, 2020 compared to total other expenses of $50.2 million in 2019. The increase was primarily due to a $21.6 million decrease in interest expense in 2020, a net gain on investment in marketable securities of $7.6 million in 2020 compared to net loss of $21.9 million in 2019 and a $2.1 million increase in interest and other income.

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

Liquidity and Capital Resources

Although we realized net income of $1.1 million for the year ended December 31, 2020, the majority of net income was driven by non-operating activities. We anticipate that we will incur net losses for the foreseeable future until we can generate increased net revenues from Endari® sales. Based on anticipated future revenues and operating expenses, cash and cash equivalents of $2.5 million as of December 31, 2020, and the remaining net proceeds from the recent sale of convertible promissory notes, we believe our working capital is sufficient to meet our needs through at least the second quarter of 2022. If future revenues are less than anticipated or we incur more expenses than we anticipate, we may not have sufficient operating capital for our business without curtailing certain operations or raising additional capital. Except as described below, we have no understanding or arrangements with respect to future financings, and there can be no assurance of the availability of such capital on terms acceptable to us or at all.

On February 28, 2020, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we may elect to sell to LPC up to $25,000,000 in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement from time to time over the 36-month term of the Purchase Agreement. As of the date of filing of this Quarterly Report, we are out of compliance with certain terms and conditions of the Purchase Agreement and unable to utilize the Purchase Agreement. We intend to seek to bring the Company into compliance or seek an appropriate waiver from LPC to regain our ability to utilize the Purchase Agreement, but there can be no assurance when or whether we may be able to do so.

Effective February 22, 2021, our subsidiary, Emmaus Medical, Inc., or Emmaus Medical, entered into a purchase and sale agreement with Prestige Capital Finance, LLC, or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 70% (subject to increase to 75%) of the face amount of the accounts receivable, subject to a $7,500,000 cap on advances at any time. The balance of the face amount of the accounts receivable will be reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable. In March 2021, we completed our first transaction under the purchase and sale agreement.

Cash Flows

Net cash used in operating activities

Net cash used in operating activities decreased by $2.1 million, or 45.8% to $ 2.5 million for the year ended December 31, 2020 from $4.5 million for the year ended December 31, 2019. The decrease was primarily due to decrease in loss from operations from $4.5 million to $32,000 which was partially offset by increases in non-cash expenses included in the loss from operations.

Net cash provided by (used in) investing activities

Net cash provided by investing activities increased by $7.0 million, or 469%, to a positive $5.5 million for the year ended December 31, 2020 from a negative $1.5 million for the year ended December 31, 2019. The increase was primarily due to $35.6 million of proceeds from the sale of Telcon shares partially offset by a decrease of $26.1 million of purchase of a Telcon convertible bond and $4.0 million of additional loans made to EJ Holding, our equity method investee.

Net cash from financing activities

Net cash from financing activities decreased by $6.2 million, or 160%, to a negative $2.3 million for the year ended December 31, 2020 from a positive $3.9 million for the year ended December 31, 2019 primarily as a result of a $8.4 million decrease in cash proceeds from the issuance of common stock and a $1.8 million decrease in cash used for repayment of convertible notes.

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

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of December 31, 2020. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our DCP were not effective as of December 31, 2020, because of the continuance of a material weakness (the “Material Weakness”) in our internal control over financial reporting due to inadequate application of generally accepted accounting principles (GAAP) in the United States of America on certain complex transactions, inadequate financial closing process, timely filing of periodic and annual financial statements, segregation of duties including access control of information technology especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account process and insufficient entity risk assessment process. Notwithstanding the Material Weakness, our management concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented in this Annual Report.

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

Our management concluded that, as of December 31, 2020, we had not completed all the corrective measures that are necessary to remediate entirely the Material Weakness.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

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

Attestation Report

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are not subject to the attestation requirement because we are a non-accelerated filer.

Changes in Internal Control Over Financial Reporting

Except as described above, based on the evaluation of our management as required by paragraph (d) of Rule 13a‑15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Compensatory Arrangement with CEO

On April 21, 2021, at the recommendation of the Compensation Committee of our board of directors, our board approved a one-year extension of a warrant to purchase 1,365,189 shares of our common stock at an exercise price of $4.76 a share held by Yutaka Niihara, M.D., M.P.H, our Chairman and Chief Executive Officer.  No other changes were made to the warrant, which was granted to Dr. Niihara in 2016 and would have expired on May 9, 2021 absent the amendment.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals constitute our board of directors and executive officers:

Name	Age	Position
Yutaka Niihara, M.D., M.P.H.	61	Chairman and Chief Executive Officer
Willis C. Lee	60	Chief Operating Officer
Yasushi Nagasaki, C.P.A.	53	Interim Chief Financial Officer
Ian Zwicker	73	Director
Masaharu Osato, M.D.	66	Director
Wei Peu Zen	68	Director
Robert Dickey IV	65	Director
Jane Pine Wood	58	Director

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

Yasushi Nagasaki, C.P.A. has served as our Interim Chief Financial Officer since September 1, 2020 and as Senior Vice President Finance from July 2019 to August 2020. Mr. Nagasaki also served as Senior Vice President Finance from April 2012 to July 2019 and as Chief Financial Officer from May 2011 to April 2012 of EMI Holding. From September 2005 until joining EMI Holding, Mr. Nagasaki was the Chief Financial Officer of Hexadyne Corporation, an aerospace and defense supplier. Mr. Nagasaki also served on the board of directors at Hexadyne Corporation from September 2005 to April 2011. From May 2003 to August 2005, Mr. Nagasaki was the Controller at Upsilon Intertech Corporation, an international distributor of defense and aerospace parts and sub systems. Mr. Nagasaki is a Certified Public Accountant and received a B.A. in Commerce from Waseda University and a M.A. in International Policy Studies from the Monterey Institute of International Studies, a graduate school of Middlebury College.

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

Family and Other Relationships

There are no family relationships among any of our officers or directors.

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

Governance and Nominations Committee

The purpose of the Governance and Nominations Committee is to:

•	Assist the board of directors by identifying qualified candidates for director, and to recommend to the board the director nominees for the next annual meeting of stock holders

•	To lead the board in its annual review of the board’s performance.

•	To recommend to the board nominees for each board Committee.

•	To develop and recommend to the board corporate governance guidelines applicable to the company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a‑2, our directors and officers and beneficial owners of 10% or more of our common stock are currently required to file statements of beneficial ownership with respect to their ownership of our equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2020 our directors and, officers and owners of more than 10% of our common stock filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act, except that Jane Pine Wood’s initial statement of beneficial ownership of securities was filed late due to delays on our part in obtaining SEC filer codes on her behalf related to stay at home orders affecting our employees and her.

Code of Conduct and Ethics

       Our board of directors has approved a Code of Conduct and Ethics, which we refer to as the Code of Ethics, which applies to our directors, officers and employees. The Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations, and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the Code of Ethics. A copy of the Code of Ethics is available on our website at www.emmausmedical.com. Requests for copies of the Code of Ethics should be sent to Emmaus License Sciences, Inc., Attention: Secretary, 21250 Hawthorne Boulevard, Suite 800, Torrance, California 90503.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

       The following table sets forth information concerning the compensation earned by our Chief Executive Officer, and our two other most highly compensated executive officers, whom we refer to as our “named executive officers,” for the fiscal years ended December 31, 2020 and 2019:

Name and Position	Year ended December 31	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Yutaka Niihara, M.D., MPH	2020	385,000	—	—	—	—	385,000
Chairman and Chief Executive Officer	2019	385,000	—	—	—	—	385,000
Willis C. Lee	2020	240,000	—	—	—	—	240,000
Chief Operating Officer	2019	240,000	—	—	—	—	240,000
Yasushi Nagasaki	2020	240,000	—	—	—	—	240,000
Interim Chief Financial Officer (1)	2019	235,000	—	—	—	—	235,000
(1)	Mr. Sherwood stepped down as Chief Financial Officer effective September 1, 2020.

The compensation of Dr. Niihara and Mr. Lee does not reflect annual performance bonuses provided for in their respective employment agreements. We did not grant such performance bonuses in 2020 or 2019, in part, to preserve available capital to fund operating expenses. Additionally, no specific performance criteria were established for our executive officers for 2020 or 2019. As of the filing of this Annual Report, the Compensation Committee has made no determination regarding any discretionary cash bonuses for 2020.

Outstanding Equity Awards at 2020 Fiscal Year End

        The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2020:

Name	Number of Securities Underlying Unexercised Awards Exercisable	Number of Securities Underlying Unexercised Awards Unexercisable	Exercise Price	Expiration Date
Yutaka Niihara, M.D., MPH	262,536	—	$3.42	4/1/2022
	525,072	—	$3.42	2/28/2023
	315,043	—	$4.76	5/10/2026
	1,365,189	—	$4.76	5/9/2021
Willis C. Lee	262,536	—	$3.42	4/1/2022
	525,072	—	$3.42	2/28/2023
	315,043	—	$4.76	5/10/2026
Yasushi Nagasaki	262,536	—	$3.42	4/1/2022
	525,072	—	$3.42	2/28/2023
	315,043	—	$4.76	5/10/2026

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

Equity Compensation. The Employment Agreements provide that on December 31 of each calendar year, or as soon as reasonably practicable after such date (each a “Grant Date”), we will grant non-qualified 10-year stock options with a Black-Scholes-Merton value of $100,000 to Dr. Niihara, and $50,000 to Mr. Lee in each case with an exercise price per share equal to the “Fair Market Value” (as such term is defined in our 2011 Stock Incentive Plan) on the applicable Grant Date. The options are to vest as to one-third of the option shares on each of the first three anniversaries of the Grant Date. Any unvested options are to vest immediately upon a change in control (as defined below), termination of the officer’s employment other than a voluntary termination by the officer or our termination of the officer for cause. In the event the officer is terminated for any reason other than cause, death or disability or retirement, each option, to the extent that it is exercisable at the time of such termination, shall remain exercisable for the 90-day period following such termination, but in no event following the expiration of its term. In the event the officer’s employment terminates on account of death, disability or, with respect to any non-qualified stock option, retirement, each option granted that is outstanding and vested as of the date of such termination shall remain exercisable by such officer (or the officer’s legal representatives, heirs or legatees) for the one-year period following such termination, but in no event following the expiration of its term. No such stock option grants were made for either of the years ended December 31, 2020 or 2019.

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

Director Compensation

The following is a summary of the current compensation of our non-employee directors:

•	$100,000 per year cash compensation, payable in quarterly instalments;
•	$1,000 per ad hoc board meeting attended in person or telephonically; and
•	possible awards of stock options to be determined by the Compensation Committee.

The following table sets forth information regarding the compensation earned by our non-employee directors for the fiscal year ended December 31, 2020. Ms. Wood became a director on March 25, 2020. Our employee directors, Dr. Niihara, and Mr. Lee, are not compensated for their services as directors.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Ian Zwicker	$100,000	$—	$100,000
Masaharu Osato, M.D.	100,000	—	100,000
Wei Peu Zen	100,000	—	100,000
Robert Dickey IV	100,000	—	100,000
Jane Pine Wood (1)	75,000	—	75,000
Total	$475,000	$—	$475,000
_____________
(1)	Ms. Wood became a director on March 25, 2020.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 31, 2021 with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock owned by:

•	Each person known to be the beneficial owner of 5% or more of our outstanding common stock;
•	Each named executive officer;
•	Each director; and
•	All our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants and convertible notes held by that person that are currently exercisable or become exercisable within 60 days of March 31, 2021 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership of Shares of Common Stock		Percent of Class (1)
Directors and Executive Officers
Yutaka Niihara, M.D., M.P.H.	Chairman and Chief Executive Officer	13,332,380	(2)	25.7%
Willis C. Lee	Chief Operating Officer	1,434,636	(3)	2.8%
Yasushi Nagasaki	Interim Chief Financial Officer	1,169,753	(4)	2.3%
Robert Dickey IV	Director	—		*
Masaharu Osato, M.D.	Director	735,396	(5)	1.5%
Jane Pine Wood	Director	—		*
Wei Peu Zen	Director	2,278,048	(6)	4.6%
Ian Zwicker.	Director	217,029		*
Officers and Directors as a Group (8 persons)		19,167,242	(7)	35.2%

5% or More Owners
Telcon RF Pharmaceutical, Inc.		4,147,491	(8)	8.4%
__________
* Represents beneficial ownership of less than one percent (1%).
(1) Based on 49,311,864 shares of common stock issued and outstanding as of March 31, 2021.

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
(5) Includes 516,152 shares held by Osato Medical Clinic and its pension plan. Also includes 217,029 shares underlying stock options.

(6) Includes 1,270,214 shares owned by Profit Preview International Group Limited, a Hong Kong limited company wholly owned by Mr. Zen. Excludes 521,827 shares owned by Smart Start investments Limited, a Hong Kong corporation and wholly owned subsidiary of Build King Holdings Limited, a Hong Kong stock exchange listed company, of which the Mr. Zen is a director and 9.96% shareholder, and 350,048 shares owned by Wealth Threshold Limited, a British Virgin Islands limited company and wholly owned subsidiary of Wai Kee Holdings Limited, a Hong Kong stock exchange listed company of which Mr. Zen is a director and 31.45% shareholder, as to which shares Mr. Zen disclaims beneficial ownership.

(7) Includes 4,844,662 shares underlying stock options and 1,365,189 shares underlying warrants.

(8) The information regarding Telcon RF Pharmaceutical, Inc. is based solely on its Schedule 13/G filed with the SEC on August 26, 2019. The address for the stockholder is S-Tower 14th Floor 439 Bongunsa-ro, Gangnam-gu, Seoul, South Korea.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2020 regarding compensation plans, including any individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,110,025	$4.63	2,302,475

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below in this section, since the beginning of our last fiscal year, there has not been, nor is there currently proposed, there has not been any transaction or series of similar transactions to which we were a party:

●	in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●	in which any director, executive officer, or other stockholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Loans by Related Persons

In January 2020, we entered into revolving line of credit agreement with Dr. Yutaka Niihara. Under the agreement, at our request from time to time, Dr. Niihara may, but is not obligated to, loan or re-loan to us up to $1,000,000, including $600,000 loaned to us in December 2019. Outstanding amounts under the agreement are due and payable upon demand and bear interest, payable monthly, at a variable annual rate equal to the Prime Rate in effect from time to time plus 3%. In addition to the payment of interest, we agreed to pay Dr. Niihara an amount, which we refer to as a “tax gross-up,” intended to make him whole for federal and state income taxes payable by him with respect to interest paid to him the previous year. As of December 31, 2020, the outstanding balance under the revolving line of credit agreement of $800,000 was reflected on our consolidated balance sheet. With the tax-gross up, the effective interest rate on the outstanding balance as of December 31, 2020 was 10.4%. The revolving line of credit agreement will expire on November 22, 2022.

The following table sets forth information relating to loans from related parties evidenced by promissory notes payable and convertible promissory notes payable to related persons outstanding at any time during the fiscal year ended December 31, 2020 (amounts in thousands).

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2020	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	20	20	—	—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	—	159	159	35
	Lan T. Tran (2)	10%	2/9/2019	Due on Demand	14	14	—	—
	Hope Int'l Hospice (1)	12%	9/1/2020	Due on Demand	—	194	194	2
	Hope Int'l Homecare (1)	12%	9/1/2020	Due on Demand	—	189	189	1
	Soomi Niihara	12%	9/1/2020	Due on Demand	—	98	98	4
	Soomi Niihara	12%	10/28/2020	Due on Demand	—	395	395	12
	Willis Lee (2)	12%	9/1/2020	Due on Demand	—	685	685	1
	Willis Lee (2)	12%	10/29/2020	Due on Demand	100	100	100	—
				Subtotal	$134	$1,854	$1,820	$55
Revolving line of credit
	Yutaka Niihara (2)	5%	12/27/2019	Due on Demand	800	800	200	37
				Subtotal	$800	$800	$200	$37
				Total	$934	$2,654	$2,020	$92

(1)	Dr. Niihara, our Chairman and Chief Executive Officer, is the Chief Executive Officer, and he and his wife, Soomi Niihara, are co-owners and directors, of Hope International Hospice, Inc.
(2)	Officer or former officer.
(3)	Director

The proceeds of the above loans were used working capital purposes.

Prior to the reverse capitalization transaction completed in July 2019, there were outstanding approximately $34.5 million principal amount of promissory notes convertible into shares of common stock of EMI Holding at conversion prices ranging from $3.05 to $10.00 per share. None of the convertible promissory notes originally provided for their conversion into Emmaus common stock or assumption by Emmaus connection with the reverse capitalization transaction. In order to facilitate the transaction and to satisfy its covenants in the merger agreement, EMI entered into negotiations with the holders of the convertible promissory notes to amend the terms thereof to provide that they would be converted automatically into shares of EMI common stock at their respective conversion prices immediately prior to the effective time of the reverse capitalization transaction, which shares would be outstanding immediately prior to the reverse capitalization transaction and would be converted into shares of Emmaus common stock in the same manner as other outstanding shares of EMI common stock based the exchange ratio. In connection with such amendments, the conversion price of approximately $15.1 million principal amount of EMI convertible promissory notes, including $14.4 million principal amount of EMI convertible promissory notes held by Wei Peu Zen, an Emmaus director and a note holder affiliated with Mr. Zen, were reduced from $10 a share to $8.25 a share. Also, in conjunction with the reverse capitalization transaction, approximately $357,000 principal amount and accrued interest under a promissory note held by Dr. Niihara was converted into shares of Emmaus commons stock at a conversion price of $10 per share.

Policy for Approval of Related Party Transactions

The Audit Committee of our Board of Directors is responsible for reviewing and approving all related party transactions.

Board Independence

       Our board of directors has determined that each of Ian Zwicker, Masaharu Osato, M.D., Wei Peu Zen, Robert Dickey IV and Jane Pine Wood is an “independent” director as defined by The NASDAQ Marketplace Rules currently in effect and all applicable rules and regulations of the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents all fees, including reimbursements for expenses, billed for professional services rendered by Baker Tilly US, LLP (“Baker Tilly”), our independent registered public accounting firm for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Audit Fees	$141	$156
Audit–Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$141	$156

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

In fiscal 2020 and 2019, all audit services and the corresponding fees were approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements: See “Index to Consolidated Financial Statements” on page F‑1 of this Annual Report.
2.	Financial Statement Schedule: See Notes to Consolidated Financial Statements starting on page F‑8 of this Annual Report.
3.	Exhibits: The exhibits listed in the following “Exhibit Index” are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
1.1	Purchase Agreement dated as of February 28, 2020 between Emmaus Life Sciences, Inc. and Lincoln Park Capital Fund, LLC.	8-K	001-35527	1.1	March 3, 2020
2.1

Agreement and Plan of Merger and Reorganization dated as of January 4, 2019 by and among MYnd Analytics, Inc., Athena Merger Subsidiary, Inc. and Emmaus Life Sciences, Inc., as amended by Amendment No, 1 dated as of May 27, 2019.

		424B3	333-229660	Annex A	June 14, 2019
3.1	Restated Certificate of Incorporation.	10-K	001-35527	3.1	January 25, 2021
3.2	Amended and Restated By-Laws.	8-K	001-35527	3.4	July 22, 2019
4.1	Specimen Common Stock Certificate.	10-K	001-35527	4.1	January 25, 2021
4.2+	MYnd Analytics, Inc. Amended and Restated 2012 Omnibus Incentive Compensation Plan	DEF14A	001-35527	Appendix A	November 2, 2018
4.3+	Form of Restricted Share Agreement under Amended and Restated 2012 Omnibus Incentive Compensation Plan.	10-K	001-35527	4.4	December 22, 2016
4.4+	Form of ISO Stock Option Award Certificate under Amended and Restated 2012 Omnibus Incentive Compensation Plan.	10-K	001-35527	4.5	December 22, 2016
4.5+	Form of NQSO Stock Option Award Certificate under Amended and Restated 2012 Omnibus Incentive Compensation Plan.	10-K	001-35527	4.6	December 22, 2016
4.6	Form of Warrant to Purchase Shares of Common Stock issued to the persons indicated in Schedule A thereto.	10-Q	000-142031	4.5	May 20, 2015
4.7	Warrant to Purchase Stock.	10-Q	000-142031	4.3	August 19, 2016
4.8	Warrant to Purchase Shares of Common Stock.	10-Q	000-142031	4.4	August 19, 2016
4.9	Warrant to Purchase Shares of Common Stock.	10-Q	000-142031	4.3	November 14, 2016
4.10	Common Stock Purchase Warrant dated December 29, 2017.	10-K	000-142031	4.32	April 16, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
4.11	Convertible Promissory Note dated January 15, 2018.	10-Q	000-142031	4.1	May 15, 2018
4.12+	Emmaus Life Sciences, Inc. Amended and Restated 2011 Equity Incentive Plan.	DEF14A	000-53072	Annex A	September 19, 2014
4.13+	Form of Incentive Stock Option Agreement (Time-Based and Performance-Based Vesting) under 2011 Stock Incentive Plan.	8-K	000-142031	10.3a	May 4, 2011
4.14+	Form of Incentive Stock Option Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3b	May 4, 2011
4.15+	Form of Non-Qualified Stock Option Agreement (Time-Based and Performance-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3c	May 4, 2011
4.16+	Form of Non-Qualified Stock Option Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3d	May 4, 2011
4.17+	Form of the Restricted Stock Agreement (Time-Based and Performance-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3e	May 4, 2011
4.18+	Form of Restricted Stock Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3f	May 4, 2011
4.19	Form of Warrant to Purchase Shares of Common Stock dated as of September 24, 2018 by and between MYnd Analytics, Inc. and the holder party thereto.	10-K	001-35527	10.14	December 11, 2018
4.20	Amendment dated June 28, 2019 to Warrant Agreements, dated July 19, 2017 and July 25, 2017, respectively, between MYnd Analytics, Inc. and American Stock Transfer & Trust Company, LLC.	8-K	001-35527	4.1	January 28, 2019
4.21	Form of Warrant dated as of March 29, 2018 by and between MYnd Analytics, Inc. and the holder signatory thereto.	8-K	001-35527	10.2	April 3, 2018
4.22	Form of Second Amended and Restated 10% Senior Secured Convertible Debenture Due April 21, 2021 of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.)	8-K	001-35527	4.1	February 27, 2020
4.23	Form of Second Amended and Restated Common Stock Purchase Warrant.	8-K	001-35527	4.2	February 27, 2020
4.24	Contingent Common Stock Purchase Warrant					*
4.25	Form of July 31, 2020 Common Stock Purchase Warrants					*

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
4.26	Form of September 22, 2020 Common Stock Purchase Warrants	8-K	001-35527	10.1	September 24, 2020
4.27	Form of October 8, 2020 Common Stock Purchase Warrants					*
10.1	Form of Registration Rights Agreement dated as of March 28, 2018 by and between MYnd Analytics, Inc. and the holder(s) signatory thereto.	8-K	001-35527	10.1	April 3, 2018
10.2	Amended and Restated Separation Agreement dated as of March 27, 2019 by and among MYnd Analytics, Inc., a Delaware corporation, and MYnd Analytics, Inc., a California corporation.	424B3	333-229660	Annex B	June 14, 2019
10.3	Loan Agreement dated as October 3, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and EJ Holdings, Inc.	10-Q	001-35527	10.7	November 13, 2019
10.4+	Executive Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Yutaka Niihara, M.D., M.P.H.	8-K	000-142031	10.12	May 4, 2011
10.5+	Executive Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Willis Lee.	8-K	000-142031	10.13	May 4, 2011
10.6+	Executive Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Lan T. Tran, M.P.H.	8-K	000-142031	10.14	May 4, 2011
10.7+	Form of Indemnification Agreement between Emmaus Life Sciences, Inc. (formerly EMI Holding, Inc.) and its former and current directors and officers.	8-K	000-142031	10.20	May 4, 2011
10.8	Letter of Intent by and between Ajinomoto Aminoscience LLC and Emmaus Medical, Inc.	8-K/A	000-142031	10.24	July 5, 2011
10.9	Form of Promissory Note issued to the persons indicated on Schedule A thereto.	10-Q	000-142031	10.1	August 19, 2016
10.10	Promissory Note dated February 10, 2018.	10-Q	000-142031	10.1	May 15, 2018
10.11	Promissory Note dated April 24, 2019.	10-K	001-35527	10.11	January 25, 2021
10.12	Promissory Note dated May 26, 2019.	10-K	001-35527	10.12	January 25, 2021
10.13	Securities Purchase Agreement entered into October 1, 2018 among EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and the Purchasers thereunder.	8-K	000-142031	10.1	September 17, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.14	Second Amendment to Securities Purchase Agreement entered into October 1, 2018 among EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and the Purchasers thereunder.	8-K/A	000-142031	10.6	October 5, 2018
10.15	Form of Security Agreement among EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.), Emmaus Medical, Inc., Newfield Nutrition Corporation and the holders of 10% Senior Secured Debentures.	8-K	000-142031	10.2	September 17, 2018
10.16	Form of Subsidiary Guarantee among Emmaus Medical, Inc., Newfield Nutrition Corporation and the holders of 10% Senior Secured Debentures.	8-K	000-142031	10.3	September 17, 2018
10.17	Security Amendment Agreement dated as of March 5, 2019 among EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and the Holders thereunder.	8-K	000-142031	10.1	March 11, 2019
10.18	Securities Amendment Agreement dated as of February 21, 2020 among EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and the Holders thereunder, including Exhibits.	8-K	000-142031	10.1	February 27, 2020
10.19	Securities Amendment Agreement dated as of September 22, 2020 among EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and the Holders thereunder, including Exhibits.	8-K	001-35527	10.1	September 24, 2020
10.20	Office Lease dated October 20, 2014 by and between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and Bixby Torrance LLC.	10-K	001-35527	10.23(F)	March 31, 2015
10.21	First Amendment to Office Lease Agreement dated February 1, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	000-142031	10.24a	March 21. 2019
10.22	Second Amendment to Office Lease Agreement dated December , 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	000-142031	10.24b	March 21. 2019
10.23	Third Amendment to Office Lease Agreement dated September 10, 2019 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	001-35527	10.23	January 25, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.24	Revised Management Control Acquisition Agreement dated September 29, 2017 by and among the registrant, Telcon Holdings, Inc. and Telcon, Inc. (now known as Telcon RF Pharmaceutical Inc.)	10-Q	000-142031	10.3	November 14, 2017
10.25	Distributor agreement entered into as of June 15, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.25	January 25, 2021
10.26	Amendment for Distributor Agreement entered into as of January 11, 2018 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.26	January 25, 2021
10.27	Raw Material Supply Agreement dated July 12, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.27	January 25, 2021
10.28	API Supply Agreement made as of June 16, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.28	January 25, 2021
10.29	Additional Agreement made as of July 2, 2018 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.) and add asterixis in Filed/Furnished column.	10-K	001-35527	10.29	January 25, 2021
10.30	Agreement dated December 23, 2019 between Telcon RF Pharmaceutical Inc. and Emmaus Life Sciences, Inc.	10-K	001-35527	10.30	January 25, 2021
10.31	Registration Rights Agreement dated as of February 28, 2020 between Emmaus Life Sciences, Inc. and Lincoln Park Capital Fund, LLC.	8-K	001-35527	10.1	March 3, 2020
10.32	Letter of Commitment dated December 23, 2019 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc) and Telcon RF Pharmaceutical, Inc.	10-K	001-35527	10.33	January 25, 2021
10.33	Convertible Bond Purchase Agreement between Emmaus Life Sciences, Inc. and Telcon RF Pharmaceutical, Inc.	10-K	001-35527	10.34	January 25, 2021
10.34	Right to Sell (Call Option) Agreement between Emmaus Life Sciences, Inc. and Telcon RF Pharmaceutical, Inc.	10-K	001-35527	10.35	January 25, 2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.35	Loan Agreement Dated October 28, 2020 Between Emmaus Life Sciences, Inc. and EJ Holdings, Inc.	8-K	001-35527	10.1	November 13, 2020
10.36+	Credit Access and Loan Agreement dated as of January 10, 2020 by and between Emmaus Life Sciences, Inc. and Yutaka Niihara, M.D., M.P.H.	10-K	001-35527	10.37	January 25, 2021
10.37	Amendment No. 2 to Convertible Promissory Note of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) dated as of January 15, 2020					*
10.38	Amendment No. 3 to Convertible Promissory Note as of June 15, 2020 of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.)					*
21.1	List of Subsidiaries.	10-K	001-35527	21.1	January 25, 2021
23.1	Consent of Independent Registered Public Accounting Firm Baker Tilly US, LLP					*
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Chief Executive Office and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________________________

+ Management contract or compensatory plan, contract or arrangement

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, California, on May 3, 2021.

Emmaus Life Sciences, Inc.

By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yutaka Niihara Yutaka Niihara, M.D., M.P.H.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 3, 2021

/s/ Yasushi Nagasaki	Interim Chief Financial Officer (Principal Financial and	May 3, 2021
Yasushi Nagasaki	Accounting Officer)
/s/ Willis C. Lee	Director	May 3, 2021
Willis C. Lee

/s/ Robert Dickey IV	Director	May 3, 2021
Robert Dickey IV

/s/ Masaharu Osato	Director	May 3, 2021
Masaharu Osato, M.D.
May 3, 2021
/s/ Wei Peu Zen	Director
Wei Peu Zen

/s/ Ian Zwicker	Director	May 3, 2021
Ian Zwicker

/s/ Jane Pine Wood	Director	May 3, 2021
Jane Pine Wood

INDEX TO FINANCIAL STATEMENTS

EMMAUS LIFE SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Emmaus Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emmaus Life Sciences, Inc. and its subsidiaries ( the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, except for the effects of the adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the foreign affiliate earnings, as described below, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were unable to obtain audited financial statements supporting the Company's equity in losses in a foreign affiliate of $2,314,000, which is included in net income for the year ended December 31, 2020 as described in Note 5 to the financial statements; nor were we able to satisfy ourselves as to the equity in losses in a foreign affiliate by other auditing procedures.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Except as discussed above, we conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the Company’s Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

REVENUE RECOGNITION - VARIABLE CONSIDERATION

Critical Audit Matter Description

As described in Note 2 to the financial statements, the Company’s records revenue at the transaction price, net of estimates for variable consideration consisting primarily of chargebacks, discounts, and returns. Variable considerations are estimated using the expected-value amount method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. Actual amounts of consideration ultimately received may differ from estimates. If actual results vary materially from estimates, the Company will adjust these estimates, which will affect net sales of the products and results from operations in the period such estimates are adjusted.

We identified the determination of variable consideration as a critical audit matter. Significant judgment is exercised by the Company in estimating variable consideration when determining the amount of revenue to recognize.

Given these factors, the related audit effort in evaluating management’s judgments in determining the amount of variable consideration used to determine the transaction price was extensive and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

▪	Evaluated management’s accounting policies related to the determination of variable consideration in the calculation of the transaction price.

▪

Evaluated the reasonableness of management’s estimate of variable consideration in accordance with their accounting policies based on contractual terms and historical data and variable consideration estimates.

▪	Tested variable consideration amounts on a sample basis by recalculating recorded amounts based on contractual terms.

▪	Tested the mathematical accuracy of management’s calculations of net revenue and the associated timing of net revenue recognized in the financial statements.

INVESTMENT IN CONVERTIBLE BOND – DETERMINATION OF FAIR VALUE

Critical Audit Matter Description

As described in note 5 to the financial statements, the Company purchased a convertible bond and elected the fair value option. The fair value was determined using the Lattice pricing model and the change in value was recorded as part of other comprehensive income (loss).

We identified the determination of the fair value of the convertible bond as a critical audit matter. Significant judgment is exercised by the Company in determining the   fair value of the convertible bond. Given these factors, the related audit effort in evaluating management’s judgments in determining the fair value of the convertible bond was complex and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

▪	Obtained an understanding of the Company’s process of accounting for convertible bonds.
▪	Evaluated the methods and significant assumptions used by the Company’s valuation professional.
▪	Tested the accuracy and the completeness of the underlying data and the mathematical accuracy of the valuation report.
▪	Engaged auditor’s valuation professional to assist in the evaluation of the methodology used by the Company and assumptions included in determining the fair value of the convertible bond.
▪	Evaluated the related disclosures in the financial statements.

/s/ BAKER TILLY US, LLP

We have served as the Company's auditor since 2020.

San Diego, California

May 3, 2021

Emmaus Life Sciences, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of
	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,487	$1,769
Accounts receivable, net	198	2,150
Inventories, net	7,087	7,971
Investment in marketable securities	—	27,929
Prepaid expenses and other current assets	1,485	1,402
Total current assets	11,257	41,221
Property and equipment, net	120	151
Equity method investment	15,664	13,325
Right of use assets	4,072	4,474
Investment in convertible bond	27,866	—
Other assets	296	285
Total assets	$59,275	$59,456
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,460	$11,498
Operating lease liabilities, current portion	1,143	991
Other current liabilities	2,706	5,748
Revolving line of credit from related party	800	600
Warrant derivative liabilities	1,071	38
Notes payable	4,588	3,749
Notes payable to related parties	134	193
Convertible debentures, net of discount	5,480	7,015
Convertible notes payable, net of discount	—	2,995
Total current liabilities	23,382	32,827
Operating lease liabilities, less current portion	3,470	3,932
Other long-term liabilities	34,470	33,750
Notes payable, less current portion	222	—
Convertible notes payable	3,150	—
Total liabilities	64,694	70,509
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 250,000,000 shares authorized, shares 48,987,189 and 48,471,446 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	49	48
Additional paid-in capital	218,728	215,207
Accumulated other comprehensive Income (loss)	1,137	(79)
Accumulated deficit	(225,333)	(226,229)
Total stockholders’ deficit	(5,419)	(11,053)
Total liabilities & stockholders’ deficit	$59,275	$59,456

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	Twelve Months Ended December 31,
	2020	2019
REVENUES, NET	$23,167	$22,752
COST OF GOODS SOLD	2,248	1,094
GROSS PROFIT	20,919	21,658
OPERATING EXPENSES
Research and development	2,408	2,183
Selling	4,865	6,975
General and administrative	13,678	17,012
Total operating expenses	20,951	26,170
LOSS FROM OPERATIONS	(32)	(4,512)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(1,425)	(438)
Change in fair value of warrant derivative liabilities	392	3,545
Change in fair value of embedded conversion option	112	131
Net gain (losses) on investment in marketable securities	7,672	(21,947)
Net losses on equity method investment	(2,314)	(414)
Miscellaneous reverse merger costs	—	(309)
Notes conversion costs	—	(3,341)
Interest and other income	2,303	232
Interest expense	(5,989)	(27,625)
Total other income (expense)	751	(50,166)
INCOME (LOSS) BEFORE INCOME TAXES	719	(54,678)
INCOME TAXES (BENEFIT)	(381)	164
NET INCOME (LOSS)	1,100	(54,842)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on debt securities available for sale (net of tax)	1,280	—
Foreign currency translation adjustments	(64)	(10)
Other comprehensive income (loss)	1,216	(10)
COMPREHENSIVE INCOME (LOSS)	$2,316	$(54,852)
EARNINGS (NET LOSS) PER COMMON SHARE - BASIC and DILUTED	$0.02	$(1.30)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	48,897,004	42,259,460

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of changes IN stockholders’ deficit

(In thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity / (Deficit)
Balance, December 31, 2018, as restated	37,341,393	$37	$149,682	$(69)	$(171,358)	$(21,708)
Cumulative effect adjustment on adoption of ASC 842	—	—	—	—	(29)	(29)
Beneficial conversion feature relating to convertible notes payable	—	—	8,765	—	—	8,765
Common stock issued for cash (net of issuance cost)	1,677,013	2	8,587	—	—	8,589
Common stock issued in merger	2,330,548	2	(1,647)	—	—	(1,645)
Conversion of convertible notes payable and notes payable to common stock	7,068,760	7	39,492	—	—	39,499
Exercise of stock options	175	—	1	—	—	1
Exercise of warrants	53,557	—	186	—	—	186
Warrant and conversion feature reclassified to equity	—	—	6,336	—	—	6,336
Fair value of replacement equity awards	—	—	2,438	—	—	2,438
Foreign currency translation effect	—	—	—	(10)	—	(10)
Share-based compensation	—	—	1,367	—	—	1,367
Net loss	—	—	—	—	(54,842)	(54,842)
Balance, December 31, 2019	48,471,446	$48	$215,207	$(79)	$(226,229)	(11,053)
Common stock issued for cash (net of issuance cost)	515,743	1	141	—	—	142
Fair value of warrants including down-round protection adjustments	—	—	2,641	—	(204)	2,437
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	1,280	—	1,280
Foreign currency translation effect	—	—	—	(64)	—	(64)
Share-based compensation	—	—	739	—	—	739
Net income	—	—	—	—	1,100	1,100
Balance, December 31, 2020	48,987,189	$49	$218,728	$1,137	$(225,333)	$(5,419)

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended December 31,

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$1,100	$(54,842)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	60	73
Impairment loss on long-term investment	—	515
Inventory reserve	1,134	—
Amortization of discount of notes payable and convertible notes payable	4,027	23,781
Foreign exchange adjustments	(679)	(115)
Tax benefit recognized on unrealized gain on debt securities	(427)	—
Net (gain) losses on investment in marketable securities	(7,672)	21,432
Loss on equity method investment	2,314	414
Loss on debt extinguishment	1,425	438
Share-based compensation and fair value of replacement equity award	739	3,805
Notes conversion costs	—	3,341
Change in fair value of warrant derivative liabilities	(392)	(3,545)
Change in fair value of embedded conversion option	(112)	(131)
Net changes in operating assets and liabilities
Accounts receivable	1,953	(361)
Inventories	(245)	(3,267)
Prepaid expenses and other current assets	33	(720)
Other non-current assets	380	(4,364)
Income tax receivable and payable	(100)	(64)
Accounts payable and accrued expenses	(3,345)	6,527
Deferred rent	—	(317)
Other current liabilities	(3,052)	426
Other long-term liabilities	408	2,451
Net cash flows used in operating activities	(2,451)	(4,523)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with the Merger	—	(1,645)
Sale of marketable securities	35,601	221
Purchases of property and equipment	(15)	(60)
Purchase of convertible bonds	(26,160)	—
Loan to equity method investee	(3,956)	—
Net cash flows provided by (used in) investing activities	5,470	(1,484)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued, net of issuance cost and discount	2,765	600
Payments of notes payable	(1,717)	(143)
Payments of convertible notes	(3,500)	(5,348)
Proceeds from exercise of warrants	—	186
Proceeds from issuance of common stock, net of issuance cost	142	8,589
Net cash flows provided by (used in) financing activities	(2,310)	3,884
Effect of exchange rate changes on cash	9	(13)
Net increase (decrease) in cash, cash equivalents and restricted cash	718	(2,136)
Cash, cash equivalents and restricted cash, beginning of period	1,769	3,905
Cash, cash equivalents and restricted cash, end of period	$2,487	$1,769
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$1,481	$1,543
Income taxes paid	$144	$227
NON-CASH INVESTMENT AND FINANCING ACTIVITIES
Warrant liabilities reclassified to equity	$—	$6,337
Conversion of convertible notes and notes payable to common stock	$—	$33,777
Conversion of accrued interest payable to common stock	$—	$5,722
Initial recognition of right-of-use lease asset	$—	$2,922

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Notes to consolidated financial statements

NOTE 1—DESCRIPTION OF BUSINESS

Organization—On July 17, 2019 Emmaus Life Sciences, Inc. (formerly, “MYnd Analytics, Inc.” and herein the “Company” or “Emmaus”) completed its merger transaction (the “Merger”) with EMI Holding, Inc., formerly known as Emmaus Life Sciences, Inc. (“EMI”) a wholly owned subsidiary of the Company merged into EMI Holding, with EMI Holding surviving the Merger as a wholly owned subsidiary. Immediately after completion of the Merger, the Company changed its name to “Emmaus Life Sciences, Inc.”

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

The Company commenced commercialization of Endari® in the U.S. in January 2018 in collaboration with a contract sales organization. Since January 2020, the Company has relied upon our in-house commercial sales team. Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. The Company has distribution agreements in place with the nation’s leading distributors, as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected pharmacies nationwide. Prior to 2018, the Company had minimal revenues and relied upon funding from sales of equity securities and debt financings and loans, including loans from related parties to fund our business and operations.

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

Going concern— In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are certain conditions and event, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net income of $1.1 million and net loss of $54.8 million for the years ended December 31, 2020 and 2019, respectively. The Company had $7.2 million of convertible debentures due within the next twelve months. However, the Company raised approximately $14.5 million in the first quarter of 2021 and paid off the entire debenture balance. In addition, the Company entered into a purchase and sale agreement with Prestige Capital Finance, LLC, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 70% (subject to increase to 75%) of the face amount of the accounts receivable, subject to a $7,500,000 cap on advances at any time. After the Company becomes current with its SEC filing requirements, it could activate the Equity Purchase Agreement with Lincoln Park Capital Fund, LLC. (See Note 13), which could provide additional equity funding as necessary. Therefore, management concluded due to the improvement of the Company’s ability to meet its current operating and capital expenses, there is no substantial doubt about the Company’s ability to continue as a going concern.

Principles of consolidation—The consolidated financial statements include the accounts of the Company and EMI and its wholly‑owned subsidiary, Emmaus Medical Inc., and Emmaus Medical, Inc’s wholly‑owned subsidiaries. All significant intercompany transactions have been eliminated.

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

Revenue recognition— Net revenues from Endari® sales are recognized upon transfer to our distributors and specialty pharmacy providers. Distributors resell our products to other pharmacy and specialty pharmacy providers, health care providers, hospitals, and clinics. In addition to agreements with these distributors, we have contractual arrangements with specialty pharmacy providers, in-office dispensing providers, physician group purchasing organizations, pharmacy benefits managers and government entities that provide for government-mandated or privately negotiated rebates, chargebacks and discounts with respect to the purchase of Endari®. These various discounts, rebates, and chargebacks are referred to as “variable consideration.” Revenue from product sales is recorded net of variable consideration.

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

Sales Discounts: The Company provides its customers prompt payment discounts and from time to time offers additional one-time discounts for bulk orders that are recorded as a reduction of revenues in the period the revenues are recognized.

Product Returns: The Company offers its distributors a right to return product purchased directly from the Company, which is principally based upon (i) overstocks, (ii) inactive product or non-moving product due to market conditions, and (iii) expired products. Product return allowances are estimated and recorded at the time of sale.

Government Rebates: The Company is subject to discount obligations under state Medicaid programs and the Medicare Part D prescription drug coverage gap program. The Company’s management estimates Medicaid and Medicare Part D prescription drug coverage gap rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenues are recognized, resulting in a reduction of product revenues and the establishment of a current liability that is included as an accounts payable and accrued expenses in the balance sheet. The liability for these rebates consists primarily of estimates of claims expected to be received in future periods related to recognized revenues.

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

Leases — The Company adopted ASU 2016-02 – Leases (Topic 842) (“ASC 842”) as of January 1, 2019. Pursuant to ASC 842, all of the Company’s leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of ASC 842, the Company recorded a right-of-use asset and an operating lease liability on our balance sheet. Right-of-use assets represent our right to use the underlying asset during the lease term and the operating lease liabilities represent the Company commitment to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities were recognized based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at our adoption date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. For all lease agreements, we combine lease and non-lease components. No right-of-use asset and related lease liability are recorded for leases with an initial term of 12 months or less.

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

Inventories—Inventories consist of raw materials, finished goods and work-in-process and are valued on a first‑in, first‑out basis at the lesser of cost or net realizable value. Work‑in‑process inventories consist of L‑glutamine for the Company’s products that has not yet been packaged and labeled for sale. Substantially all raw materials purchase during the years ended December 31, 2020 and 2019 were supplied by one vendor.

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

If the Company determines that the carrying values of long‑lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to the consolidated statement of operations in the period in which the long‑lived asset impairment is determined to have occurred. No impairment existed as of December 31, 2020 and 2019.

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

As of December 31, 2020 and December 31, 2019, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

Comprehensive income (loss)—Comprehensive income (loss) includes net loss and other comprehensive income (loss) relating to foreign translation adjustments of the Company’s subsidiaries.

Marketable securities— The Company measures equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. The Company uses quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, the Company has elected the measurement alternative under which the Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired; however, the Company is not required to determine the fair value of these investments unless impairment indicators existed. When impairment indicators exist, the Company generally uses discounted cash flow analyses to determine the fair value.

Equity method investment – The Company owns 40% of the capital shares of EJ Holdings. A variable interest entity (“VIE”) such as EJ Holdings is to be consolidated by its primary beneficiary if the Company has both a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The Company determined that it does not meet the power criterion for consolidating EJ Holdings and, accordingly, accounts for its variable interest in EJ Holdings under the equity method. See Note 5 for additional details.

 Investment in convertible bond – The Company has elected the fair value option measuring investment in convertible bond. The convertible bond is classified as available for sales and the changes in fair value are reported in other comprehensive income for each reporting period.

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

Financial instruments—Financial instruments included in the financial statements are comprised of cash and cash equivalents, restricted cash, investment in marketable securities, marketable securities pledged to creditor, long-term investment at cost, investment in convertible bond, accounts receivable, note receivable, warrant derivative liabilities, accounts payable, certain accrued liabilities, convertible notes payable, notes payable, conversion feature liabilities and other contingent liabilities.

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

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The carrying values of cash and cash equivalents, accounts receivables, other current assets, account payable and accrued expenses and revolving line of credit approximate fair value due to the short-term maturity of those instruments. The fair value assigned to marketable securities is determined by obtaining quoted prices on nationally recognized securities exchanges and are classified as Level 1 investments as of December 31, 2019. The fair value of the Company’s convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 7.

Beneficial conversion features of convertible notes payable - The convertible feature of certain notes payable provides for a conversion rate that is below market value. Such feature is normally characterized as a Beneficial Conversion Feature or BCF. The Company measures the estimated intrinsic value of the BCF when the conversion feature is not required to be separately accounted from the notes payable. The value of BCF is recorded as a discount from the face amount of the notes and amortized to interest expense over the term of the notes.

Net loss per share—In accordance with ASC 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Dilutive loss per share is computed in a manner similar to the basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2020 and 2019, there were 18,449,925 shares and 12,933,664 shares, respectively of potentially dilutive securities outstanding. None of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti‑dilutive for all periods presented.

Segment reporting—The Company operates in one reportable segment.

Recent accounting pronouncements— In June 2016, the FASB issued ASU 2016-13—Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance was effective for annual reporting periods beginning after December 15, 2023 for small reporting companies, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2019-12 may have on the Company’s financial position and results of operations.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820. The amendments in this Update removes some disclosures, modifies others, and add some new disclosure requirements. The amendments in this ASU are effective for all entities for fiscal years, and interim period within those fiscal years, beginning after December 15, 2019 with early adoption permitted. The adoption of ASU 2018-13 did not have a material impact on the Company’s financial position and results of operations.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The update is intended to improve general purpose financial reporting by considering indirect interests held through related parties in common control arrangements on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in ASU 2018-17 will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2019-12 may have on the Company’s financial position and results of operations.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2019-12 may have on the Company’s financial position and results of operations.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Under ASU 2020-06, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated under previously existing guidance. The new guidance also requires the if-converted method to be applied for all convertible instruments. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2020-06 may have on the Company’s financial position and results of operation.

NOTE 3—REVENUES

Revenues by category were as follows (in thousands):

	Year ended December 31,
	2020	2019
Endari®	$22,564	22,311
Other	603	441
Revenues, net	$23,167	$22,752

The following table summarizes the revenue allowance and accrual activities for the years ended December 31, 2020 and 2019 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2018	$84	$798	$99	981
Provision related to sales in the current year	1,393	3,082	216	4,691
Credit and payments made	(1,249)	(2,526)	—	(3,775)
Balance as of December 31, 2019	228	1,354	315	1,897
Provision related to sales in the current year	2,686	3,752	245	6,683
Adjustments related to prior period sales	16	(44)	(87)	(115)
Credit and payments made	(2,796)	(2,943)	—	(5,739)
Balance as of December 31, 2020	134	2,119	473	2,726

The following table sets forth information regarding customers that accounted for 10% or more of net revenues:

	Revenue for year ended December 31,
	2020	2019
Customer A	60%	60%
Customer B	20%	24%

The Company is party to a distributor agreement with Telcon pursuant to which it granted Telcon exclusive rights to the Company’s pharmaceutical grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from us specified minimum quantities of the finished product. In a related license agreement with Telcon, the Company agreed to use commercially reasonable best efforts to obtain product registration in these territories within three years of obtaining FDA marketing authorization for PGLG in this indication. Telcon has the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the Company would be obliged to return to Telcon the $10 million upfront fee. The upfront fee of $10 million is included in other long-term liabilities as unearned revenue as of December 31, 2020 and 2019. Refer Note 12 for related party transaction details.

The Company received a non refundable deposit of $500,000 in connection with entering into a distribution agreement with a strategic partner in 2018 to distribute Endari® in the Middle East and North Africa region. The payment was recorded as unearned revenue and included in other long-term liabilities to be recognized as revenue when the performance obligations are satisfied. During 2020, the agreement was terminated and the Company recognized the upfront payment of $500,000 in other income.

NOTE 4—SELECTED FINANCIAL STATEMENT CAPTIONS - ASSETS

Inventories consisted of the following (in thousand):

	As of December 31,
	2020	2019
Raw materials and components	$1,486	$1,187
Work-in-process	721	1,629
Finished goods	6,064	5,204
Inventory reserve	(1,184)	(49)
Total	$7,087	$7,971

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2020	2019
Other prepaid expenses and current assets	1,097	667
Prepaid insurance	$388	$735
Total	$1,485	$1,402

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2020	2019
Equipment	$347	$335
Leasehold improvements	39	77
Furniture and fixtures	99	95
Total property and equipment	485	507
Less: accumulated depreciation	(365)	(356)
Property and Equipment, net	$120	$151

For the years ended December 31, 2020 and 2019, depreciation expense was approximately $46,000 and $47,000, respectively.

NOTE 5 — INVESTMENTS

Equity securities— The Company held 6,643,559 shares of capital stock of Telcon RF Pharmaceutical, Inc., a Korean corporation (formerly, Telcon Inc. and herein “Telcon”), which were acquired in July 2017 for approximately $31.8 million. As of December 31, 2019, the closing prices per Telecon share on the Korean Securities Dealers Automated Quotations (“KOSDAQ”) was approximately $4.20. The balance measured at fair value was $27.9 million recorded in investment in marketable securities and net unrealized losses on available-for sale marketable securities held as of December

31, 2019 was $43.2 million.

Prior to December 31, 2019, all shares of Telcon common stock were pledged to secure our obligation under the revised API agreement with Telcon. In December 2019, the API agreement was amended to permit the release the Telcon shares from the pledge and to permit the Company to sell the shares in exchange for a portion of the net sale proceeds to be used to purchase a 10-year convertible bond of Telcon in the principal amount of KRW30 billion, or approximately $26.1 million to be substituted for the Telcon shares and pledged to Telcon to secure the Company’s obligations under the revised API Agreement between the Company and Telcon. During the year ended December 31, 2020, the Company sold all shares for $35.6 million. Refer Note 12 for more information regarding this agreement.

The Company measures equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. The Company uses quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, the Company has elected the measurement alternative under which the Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired; however, the Company is not required to determine the fair value of these investments unless impairment indicators existed. When impairment indicators exist, the Company generally uses discounted cash flow analyses to determine the fair value. For the year ended December 31, 2019, the Company recognized approximately $515,000 in impairment loss for equity securities without readily determinable fair value attributable to an investment in KPS Co., Ltd.

Investment in convertible bonds - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% a year, payable quarterly. Beginning on October 16, 2021, the Company will be entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of approximately $8.00, per share. The conversion price is subject to antidilution adjustments in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares, a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon.

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

The Company has elected fair value option to measure the investment in convertible bond. The investment in convertible bonds is classified available for sale securities and remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other comprehensive income. The fair value and any changes in fair value in convertible bonds are determined using a binominal lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock over successive periods of time.

The following table sets forth the fair value of the investment in convertible bonds as of December 31, 2020 and 2019 (in thousands):

Investment in convertible bonds	December 31, 2020
Balance, beginning of period	$—
Fair value at issuance date	22,059
Change in fair value included in the statement of other comprehensive income (loss)	5,827
Balance, end of period	$27,886

The fair values as of October 16, 2020 and December 31, 2020 were based upon following assumptions:

	December 31, 2020	At Issuance
Principal outstanding (South Korean won)	KRW 30 billion	KRW 30 billion
Stock price	KRW 6,060	KRW 7,210
Expected life (in years)	9.79	10.00
Selected yield	10.50%	13.00%
Expected volatility (Telcon common stock)	85.80%	86.90%
Risk-free interest rate (South Korea government bond)	1.72%	1.50%
Expected dividend yield	0.00%	0.00%
Conversion price	KRW 6,028	KRW 9,232

Equity method investment – During 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings to acquire, own and operate an amino acids manufacturing facility in Ube, Japan. As part of the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings voting shares. JIP owns 60% of EJ Holdings voting shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.6 million. The loan matures on September 30, 2028 and bears interest at the rate of 1% payable annually. The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. In October 2020, the Company entered into a loan agreement with EJ Holdings pursuant to which it agrees to loan to EJ Holdings a total of approximately $6.5 million, in monthly instalments through March 2021. The loans will be unsecured general obligations of EJ Holdings, will bear interest at a nominal annual rate payable on September 30 of each year beginning in 2021 and will be due and payable in a lump sum at maturity on September 30, 2020. The proceeds of the loans will be used by EJ Holdings to fund its activities and operations at its Ube facility.  The parties also contemplated that the Ube facility will eventually supply the Company with the facility’s output of amino acids, that the operation of the facility will be principally for our benefit and, as such, that major decisions affecting EJ Holdings and the Ube facility will be made by EJ Holdings’ board of directors, a majority of which are representatives of JIP. During the year ended December 31, 2020, the Company made additional $4.0 million loans to EJ Holdings. As of December 31, 2020, and 2019, the loan receivables were approximately $18.6 million and $13.8 million, respectively.

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

 The following table sets forth certain unaudited financial information of EJ Holdings for years ended December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
ASSETS
CURRENT ASSETS	$1,136	$2,310
OTHER ASSETS	11,170	10,654
Total assets	$12,306	$12,964
LIABILITIES
CURRENT LIABILITIES	$987	$296
LONG-TERM LIABILITIES	18,560	13,870
Total liabilities	$19,547	$14,166
NONCONTROLLING INTEREST	$(4,345)	$(721)

	Year Ended December 31,
	2020	2019
REVENUES, NET	$261	$229
NET LOSS	$(5,786)	$(1,035)

NOTE 6—SELECTED FINANCIAL STATEMENT CAPTIONS - LIABILITIES

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accounts payable:
Clinical and regulatory expenses	$262	$232
Professional fees	252	1,183
Selling expenses	395	1,303
Manufacturing cost	596	4,541
Other vendors	518	18
Total accounts payable	2,023	7,277
Accrued interest payable, related parties	41	42
Accrued interest payable	627	991
Accrued expenses:
Payroll expenses	1,053	891
Government rebates and other rebates	2,659	1,355
Due to EJ Holdings	545	238
Other accrued expenses	512	704
Total accrued expenses	4,769	3,188
Total accounts payable and accrued expenses	$7,460	$11,498

Other long-term liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019
Trade discount	$24,453	$23,242
Unearned revenue	10,000	10,500
Other long-term liabilities	17	8
Total other long-term liabilities	$34,470	$33,750

On June 12, 2017, the Company entered into an API Supply Agreement, as subsequently amended (as so amended, the “API Agreement”), with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s requirements for bulk containers of PGLG. The Company purchased $2.2 million and $4.5 million of PGLG from Telcon during years ended December 31, 2020, and 2019, respectively, of which $208,000 and $3.7 million were reflected in accounts payable as of December 31, 2020 and 2019, respectively. See Note 11 for additional details.

NOTE 7—NOTES PAYABLE

Notes payable consisted of the following at December 31, 2020 and 2019 (in thousands except for conversion price and shares):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding December 31, 2020	Discount Amount December 31, 2020	Carrying Amount December 31, 2020	Shares Underlying Notes December 31, 2020		Principal Outstanding December 31, 2019	Discount Amount December 31, 2019	Carrying Amount December 31, 2019	Shares Underlying Notes December 31, 2019
Notes payable
2013	10%	Due on demand	—	$969	$—	$969	—		$920	$—	$920	—
2019	11%	Due on demand	—	2,899	—	2,899	—		2,829	—	2,829	—
2020	11%	Due on demand	—	942	—	942	—		—	—	—	—
				$4,810	$—	$4,810	—		$3,749	$—	$3,749	—
		Current		$4,588	$—	$4,588	—		$3,749	$—	$3,749	—
		Non-current		$222	$—	$222	—		$—	$—	$—	—
Notes payable - related party
2016	10% - 11%	Due on demand	—	$20	$—	$20	—		$20	—	$20	—
2018	11%	Due on demand	—	—	—	—	—		159	—	159	—
2019	10%	Due on demand	—	14	—	14	—		14	—	14	—
2020	12%	Due on demand	—	100	—	100	—		—	—	—	—
				$134	$—	$134	—		$193	$—	$193	—
		Current		$134	$—	$134	—		$193	$—	$193	—
Convertible debentures
2019	10%	18 months	$2.00-$9.52	$7,200	$1,720	$5,480	3,630	(a)	$10,200	$3,185	$7,015	1,080,415
				$7,200	$1,720	$5,480	3,630		$10,200	$3,185	$7,015	1,080,415
		Current		$7,200	$1,720	$5,480			$10,200	$3,185	$7,015	—
Convertible notes payable
2018	6% - 10%	Due on demand - 2 years	$10.00	3,150	$—	3,150	316,723	(b)	3,000	5	2,995	363,876
				$3,150	$—	$3,150	316,723		$3,000	$5	$2,995	363,876
		Non-current		$3,150	$—	$3,150	—		$—	$—	$—	—
		Grand Total		$15,294	$1,720	$13,574	$320,353		$17,142	$3,190	$13,952	$1,444,291

(a) The notes are convertible into Emmaus Life Sciences, Inc. shares.
(b) This note is convertible into EMI Holdings Inc. shares.

The average stated interest rate of notes payable was 10% for the years ended December 31, 2020 and 2019. The average effective interest rate of notes payable for the years ended December 31, 2020 and 2019 was 37% and 66%, respectively, after giving effect to discounts relating to warrants, beneficial conversion features and deferred financing cost in connection with these notes.

As of December 31, 2020, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending	December 31, 2020
2021	$11,922
2022	222
2023	3,150
Total	$15,294

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

The 10% Senior Secured Debentures were amended and restated immediately prior to the Merger to, among other things, make them convertible into shares of common stock of EMI and to provide for adjustments in the conversion shares issuable upon conversion of the Debentures and the conversion price in the event of a merger, reorganization and similar events. Accordingly, upon completion of the Merger the Amended and Restated 10% Senior Secured Convertible Debentures became convertible into shares of common stock of the Company and included in convertible notes payable.

The conversion feature of the Amended and Restated 10% Senior Secured Convertible Debentures was separately accounted for at fair value as derivative liabilities under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liabilities recorded in earnings. The following table sets forth the fair value of the conversion feature liabilities, which is included in the other current liabilities as of December 31, 2020 and 2019 (in thousands):

Conversion feature liabilities—Amended and Restated 10% Senior Secured Convertible Debentures	December 31, 2020	December 31, 2019
Balance, beginning of period	$1	$—
Fair value at issuance date	—	132
Fair value at modification date	118	—
Change in fair value	(112)	(131)
Balance, end of period	$7	$1

The fair value and any changes in fair value of conversion feature liabilities are determined using a binominal lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock over successive periods of time.

The fair values as of December 31, 2020, the February 21, 2020 modification date and December 31, 2019 and as of the Merger date were based upon following assumptions:

	December 31, 2020	February 21, 2020 (Modification date)	December 31, 2019
Stock price	$1.23	$ 1.89	$1.97
Conversion price	$2.00	$ 3.00	$9.52
Selected yield	10.48%	19.12%	16.77%
Expected volatility (peer group)	95.00%	65.00%	50.00%
Expected life (in years)	0.67	1.16	0.81
Expected dividend yield	—	—	—
Risk-free rate	Term structure	Term structure	Term structure

See Note 14 for information regarding the recent prepayment of the Amended and Restated 10% Senior Secured Convertible Debentures.

The Company is party to a revolving line of credit agreement with Dr. Niihara, the Company’s Chairman and Chief Executive Officer. Under the agreement, at the Company’s request from time to time, Dr. Niihara may, but is not obligated to, loan or re-loan to the Company up to $1,000,000. Outstanding amounts under the agreement are due and payable upon demand and bear interest, payable monthly, at a variable annual rate equal to the Prime Rate in effect from time to time plus 3%. In addition to the payment of interest, the Company is obligated to pay Dr. Niihara a “tax gross-up” intended to make him whole for federal and state income taxes payable by him with respect to interest paid to him in the previous year. As of December 31, 2020, and 2019, the outstanding balances of $800,000 and $600,000 were reflected in revolving line of credit, related party on the consolidated balance sheet. With the tax-gross up, the effective interest rate on the outstanding balance as of December 31, 2020 and 2019 was 10.4%. The revolving line of credit agreement will expire on November 22, 2022. Refer to Note 12 for more information regarding this arrangement.

On May 8, 2020, the Company received a loan in the amount of $797,840 under the Small Business Administration Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan, which is in the form of a Promissory Note dated April 29, 2020, matures on April 29, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on December 8, 2020 unless the PPP loan is forgiven prior to the date of the first monthly payment or the loan forgiveness process has commenced. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The loan and accrued interest are forgivable after a specific period as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company has applied for PPP loan forgiveness. The amount of loan forgiveness would be reduced if the Company were to terminate employees or reduce salaries during such period. The PPP loan amount of $797,840 was included in note payable on the consolidated balance sheet.

NOTE 8—STOCKHOLDERS’ DEFICIT

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

The following table sets forth the fair values of the warrants as of December 31, 2020 and 2019 (in thousands):

Warrant liability—GPB	December 31, 2020	December 31, 2019
Balance, beginning of period	$38	$1,399
Change in fair value included in the statement of operations	45	(1,361)
Balance, end of period	$83	$38

Prior to the Merger, the value of warrant derivative liabilities and any change in fair value were determined using a Binominal Monte-Carlo Cliquet Option Pricing Model. After the Merger, the fair value of the warrant derivative liabilities was determined using the Black-Scholes option pricing models.

The value as of the dates set forth the in the table below, were based on upon following assumptions:

	December 31, 2020	December 31, 2019
Stock price	$1.23	$1.97
Risk‑free interest rate	0.15%	1.64%
Expected volatility (peer group)	120.00%	60.00%
Expected life (in years)	2.50	3.50
Expected dividend yield	—	—
Number outstanding	252,802	252,802

Purchase Agreement with Holders of 10% Senior Secured Debentures—In October 2018, EMI sold and issued $12.2 million principal amount of 10% Senior Secured Debentures and common stock purchase warrants to purchase an aggregate of up to 1,220,000 shares of EMI common stock to a limited number of accredited investors. EMI’s obligations under the Debentures were secured by a security interest in substantially all EMI assets and guaranteed by EMI’s U.S. subsidiaries. The net proceeds of the sale of the debentures and warrants were used to fund EMI’s original $13.2 million loan to EJ Holdings, Inc. in October 2018 reflected on the Company’s consolidated balance sheets.

As described in Note 7 above, the Debentures were amended and restated in their entirety in conjunction with the Merger. The common stock purchase warrants issued in conjunction with the original Debentures also were amended and restated in their entirety in conjunction with the Merger.

The Amended and Restated 10% Senior Secured Convertible Debentures issued in conjunction with the Merger    were convertible at the option of each holder into shares of EMI common stock immediately prior to the Merger at a conversion price of $10.00 a share, subject to adjustment for stock splits, merger reorganizations and other customary events. The related amended and restated warrants were exercisable immediately prior to the Merger for an aggregate of 1,460,000 shares of EMI common stock at an initial exercise price of $10.00 per share. The exercise price of the warrants was subject to reduction in connection with a “going public event” such as the Merger based upon the “VWAP” (i.e., volume-weighted average trading price) of the Company common stock at the time of the Merger. Upon completion of the Merger, the amended and restated warrants became exercisable for shares of the Company common stock and the exercise price of the warrants and the number of underlying warrant shares were adjusted based upon exchange ratio in the Merger. The exercise price of the amended and restated warrants was subsequently adjusted in accordance with their terms to $5.87 per share based upon the VWAP of the Company common stock on the day following completion of the Merger.

Pursuant to the terms of a securities amendment agreement entered into in February 2020, the Amended and Restated 10% Senior Secured Convertible Debentures were once again amended and restated in their entirety to extend their maturity date to April 21, 2021 and reduce the conversion price of thereof to $3.00 per share from $9.52 per share. The related amended and restate common stock purchase warrants also were amended and restated again to reduce the exercise price thereof to $3.00 per share from $5.87 per share. The newly Amended and Restated 10% Senior Secured Convertible Debentures and related newly amended and restated warrants provide for so-called full-ratchet anti-dilution adjustments in the event we sell or issue shares of common stock or common stock equivalents at an effective price per share less than the conversion price of the debentures or the exercise price of the warrants, subject to certain exceptions. The conversion price of the Amended and Restated 10% Senior Secured Convertible Debentures and the exercise price of the related amended and restated warrants were reduced to $2.00 a share as a result of the Company’s sale of 100,000 shares of common stock at a price of $2.00 a share under the Purchase Agreement with Lincoln Park Capital LLC described below and were subsequently reduced again as described in Note 14. See Note 14 for information regarding our recent prepayment of the Debentures.

The Company evaluated the common stock purchase warrants issued in connection with the original issuance of the 10% Senior Secured Debentures in October 2018 under ASC 815-40 and concluded that the warrants should be separately recognized at fair value as a liability. The liability is remeasured at fair value on a recurring basis using Level 3 input and any changes in fair value is recorded in earnings. In 2019, the Debentures were amended and restated to be convertible into common stock of EMI immediately prior to completion of the Merger, which resulted in the related warrants being reclassified to equity.

Purchase agreement with Holder of a Convertible Promissory Note - On June 15, 2020, the holder of a convertible promissory note in the principal amount of $3,150,000 agreed to an extension of the maturity date to June 15, 2023 in exchange for an increase in the interest rate on the note from 11% to 12%. In conjunction with this amendment, the Company issued to the holder of note five-year common stock purchase warrants to purchase a total of up to 1,250,000 shares of the Company common stock at an exercise price of $2.05 a share. The modification of debt was considered as debt extinguishment and $1.4 million of loss on debt extinguishment was recognized in the consolidated statement of comprehensive income. Under ASC 815-40, the Company concluded that the warrants issued to the holder of the notes should be recognized at fair value as a liability. The warrant liability is remeasured at fair value on a recurring basis using Level 3 input and any changes in the fair value of liability is recorded in earnings.

The following table presents the change in fair value of the warrants as of December 31, 2020 (in thousands):

Warrant liability—Wealth Threshold	December 31, 2020
Balance, beginning of period	$—
Fair value at issuance date	1,425
Change in fair value included in the statement of comprehensive income (loss)	(437)
Balance, end of period	$988

The fair value of the warrant derivative liabilities was determined using the Black-Scholes Merton model and was based upon following assumptions:

	December 31, 2020	At Issuance
Exercise price	$2.05	$2.05
Stock price	$1.68	$1.23
Risk‑free interest rate	0.31%	0.33%
Expected volatility (peer group)	101.00%	94.00%
Expected life (in years)	4.46	5.00
Expected dividend yield	—	—
Number outstanding	1,250,000	1,250,000

A summary of the Company’s warrants activity for the years ended December 31, 2020 and 2019 is presented below:

	December 31, 2020	December 31, 2019
Warrants outstanding, beginning of period	4,931,099	3,436,431
Assumed as part of Merger	—	1,044,939
Deemed Granted	3,625,000	500,729	(a)
Exercised	—	(51,000)
Cancelled, forfeited and expired	(116,619)	—
Warrants outstanding, end of period	8,439,480	4,931,099

(a)	Represents warrant shares issuable upon the Merger by reason of antidilution adjustments under former EMI warrants.

A summary of outstanding warrants by year issued and exercise price as of December 31, 2020 is presented below.

		Outstanding			Exercisable
Year issued	Exercise Price	Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
Prior to January 1, 2019
	$4.29-$10.28	3,439,007	1.66	$4.38	3,439,007	$4.38
	Total	3,439,007			3,439,007
At December 31, 2019
	$6.12	32,391	4.41	$6.12	32,391	$6.12
	$12.00	76,575	3.73	$12.00	76,575	$12.00
	$14.04	174,999	3.24	$14.04	174,999	$14.04
	$31.50	737,975	2.57	$31.50	737,975	$31.50
	$36.24	22,333	2.57	$36.24	22,333	$36.24
	$5.87	256,200	3.83	$5.87	256,200	$5.87
	$7.68	75,000	4.55	$7.68	75,000	$7.68
	2019 Total	1,375,473			1,375,473
At December 31, 2020
	$2.10	75,000	4.73	$2.10	75,000	$4.70
	$2.05	1,250,000	4.46	$2.05	—	$—
	$2.00	2,300,000	4.70	$2.00	2,300,000	$4.70
	2020 Total	3,625,000			2,375,000
	Grand Total	8,439,480			7,189,480

Stock Options – Upon completion of the Merger, the EMI Amended and Restated 2011 Stock Incentive Plan was assumed by the Company. The 2011 Stock Incentive Plan permits grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock.   Options granted under the 2011 Stock Incentive Plan expire ten years after grant. Options granted to directors vest in quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to continuous service with the Company. Each stock option outstanding under the 2011 Stock Incentive Plan at the effective time of the Merger was automatically converted into a stock option exercisable for a number of shares of the Company’s common stock and at an exercise price calculated based on the exchange ratios in the Merger.

The Company also had an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company may grant incentive stock options to selected employees including officers, non-employee consultants and non-employee directors. All outstanding stock award under the 2012 Omnibus Incentive Compensation Plan were fully vested prior to the Merger and the Company intends not to make any further award under thereunder.

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

	June 29, 2020	June 19, 2019
Stock Price	$1.67	$10.30
Exercise Price	$2.05	$10.30
Term	5.5-6 years	6 years
Risk-Free Rate	0.28% - 0.38%	1.83%
Dividend Yield	—	—
Volatility	78.91%-80.49%	67.16%

The risk‑free interest rate is based on the implied yield available on U.S. Treasury issues with a term approximating the expected life of the options depending on the date of the grant and expected life of the respective options.

During the year ended December 31, 2020, the Company granted options to purchase up to 90,000 shares of common stock. The options have an exercise prices of $2.05 per share. December 31, 2019, the Company granted options to purchase 50,000 shares of common stock. The options have an exercise price of $10.30 per share. All of the options are exercisable with respect to one‑third (1/3) of the underlying shares on the first anniversary of the grant date and as to the remaining two‑thirds (2/3) of shares in twenty‑four (24) approximately equal monthly installments over a period of two years thereafter.

A summary of the Company’s stock option activity for the years ended December 31, 2020 and 2019 is presented below:

	December 31, 2020		December 31, 2019
	Number of Options	Weighted‑ Average Exercise Price	Number of Options		Weighted‑ Average Exercise Price
Options outstanding, beginning of period	7,245,350	$4.68	6,642,200		$4.40
Granted or deemed issued	90,000	$2.05	636,683	(a)	$10.10
Exercised	—	—	(167)		$5.00
Cancelled, forfeited and expired	(225,325)	$5.08	(33,366)		$11.29
Options outstanding, end of period	7,110,025	$4.63	7,245,350		$4.68
Options exercisable at end of year	6,986,268	$4.47	7,001,680		$4.47
Options available for future grant	2,302,475		2,167,150
(a)	Upon the Merger, the exercise prices of outstanding EMI options were adjusted and additional options were deemed issued based upon the exchange ratio in the Merger.

During the years ended December 31, 2020 and 2019, the Company recognized $0.7 million and $3.7 million, respectively, of share‑based compensation cost arising from stock option grants. As of December 31, 2020, there was approximately $474,000 of total unrecognized compensation cost related to unvested share‑based compensation arrangements granted under the 2011 Stock Incentive Plan. That cost is expected to be recognized over the weighted-average remaining period of 0.8 years.

Purchase Agreement with Lincoln Park Capital Fund, LLC—On February 28, 2020, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may elect to sell to LPC up to $25,000,000 in shares of its common stock, subject to certain limitations and conditions set forth in the Purchase Agreement, including 100,000 initial shares that the Company sold to LPC at a price of $2.00 per share.

Pursuant to the Purchase Agreement, on any business day over the 36-month term of the Purchase Agreement the Company has the right at its discretion and subject to certain conditions to direct LPC to purchase up to 20,000 shares of common stock, which amount is subject to increase under certain circumstances based upon increases in the market price of its common stock. The purchase price of the common stock will be based upon the prevailing market price of common stock at the time of the purchase without any fixed discount. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases and additional accelerated purchases under certain circumstances. Apart from the initial sale of shares described above, the Company is not obliged to sell any shares of common stock pursuant to the Purchase Agreement, and the Company will control the timing and amount of any such sales, but in no event will LPC be required to purchase more than $1,000,000 of common stock in any single regular purchase (excluding accelerated or additional accelerated purchases).

Concurrently with the execution of the Purchase Agreement on February 28, 2020, the Company entered into a Registration Rights Agreement pursuant to which the Company agreed to file a prospectus supplement pursuant to Rule 424(b) relating to the sale shares of common stock to be issued and sold to LPC under the Purchase Agreement under our effective shelf registration statement or a new registration statement and to use our reasonable best efforts to keep such registration statement effective during the term of the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties, indemnification rights and other obligations and agreements of the company and LPC. There are no limitations and conditions to completing future transactions other than a prohibition against entering into a “Variable Rate Transaction” as defined in the Purchase Agreement. There is no upper limit on the price per share that LPC could be obligated to pay for common stock, but shares will only be sold to LPC on a day the Company’s closing price is less than the floor price as set forth in the Purchase Agreement and if the sale of the shares would not result in LPC and its affiliates having beneficial ownership of more than 4.99% of the Company’s total outstanding shares of common stock. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. As consideration for LPC’s commitments under the Purchase Agreement, the Company issued to LPC 415,743 shares of common stock, which valued at $750,000, recorded as an addition to equity for common stock and reduction for cost of capital raised.

As of the date of filing of this Annual Report, we are out of compliance with certain terms and conditions of the Purchase Agreement and unable to utilize the Purchase Agreement. We intend to seek to bring the Company into compliance or seek an appropriate waiver from LPC to regain our ability to utilize the Purchase Agreement, but there can be no assurance when or whether we may be able to do so. If we are able to utilize the Purchase Agreement, whether or to what extent the Company sells shares of common stock to LPC under the Purchase Agreement will depend on a variety of factors to be determined by the company from time to time, including, among others, its net revenue and other results of operations, its working capital and other funding needs, the prevailing market prices of the Company’s common stock and the availability of other sources of funding.

NOTE 9—INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Current U.S.	$46	$164
International	—	—
Deferred U.S.	(427)	—
International	—	—
	$(381)	$164

Deferred tax assets consist of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Net operating loss carryforward	$17,090	$16,773
General business tax credit	10,490	9,888
Stock options	5,924	5,723
Charitable contribution	82	81
Accrued expenses	276	166
Unearned revenue	2,425	2,373
Allowance for bad AR	1	175
Unrealized gain on long term investment	472	1,400
Other	1,964	1,629
Total gross deferred tax assets	38,724	38,208
Less valuation allowance	(37,491)	(38,019)
Net deferred tax assets	$1,233	$189

Deferred tax liabilities consist of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Unrealized loss on foreign exchange translation and others	$(347)	$(185)
Unrealized gain on available-for-sale securities	(427)	—
Other	(459)	(4)
Total deferred tax liabilities	$(1,233)	$(189)

A valuation allowance for the net deferred tax assets is recorded when it is more likely than not that the Company will not realize these assets through future operations. The valuation allowance decreased by approximately $0.5 million for the years ended December 31, 2020, while it increased $3.8 million for the years ended December 31, 2019.

As of December 31, 2020 and December 31, 2019, the Company had net operating loss carryforwards for federal income tax purposes of approximately $63.1 million and $62.9 million, respectively, available to offset future federal taxable income, if any. Net operating loss generated in 2017 and prior years expire in various years through 2037. Net operating losses for federal income tax purpose generated in 2018 and after will be available indefinitely. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $57.6 million and $55.9 million respectively, which expire in various years through 2040. As of December 31, 2020 and December 31, 2019, the Company has general business tax credits of $10.5 million and $9.9 million, respectively, for federal income tax purposes. The tax credits are available to offset future tax liabilities, if any, through 2040. The Company’s utilization of net operating loss carryforwards could be subject to an annual limitation as a result of certain past or future events, such as stock sales or other equity events constituting a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating loss carryforwards and tax credits before they can be utilized.

The income tax provision differs from that computed using the statutory federal tax rate of 21% due to the following factors (in thousands):

	2020	2019
Tax benefit at statutory federal rate	$134	$(11,365)
State taxes, net of federal tax benefit	183	(666)
Increase in valuation allowance	(455)	3,411
Permanent items	859	5,710
General business tax credit	(602)	(545)
Other	(500)	3,619
	$(381)	$164

As of December 31, 2020 and December 31, 2019, the Company had no unrecognized tax benefits or position which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest or penalties, such amounts would be classified as income tax expense. As of December 31, 2020, all federal tax returns since 2017 are subject to audit. The expiration of the state returns varies by state, but the 2016 and subsequent years’ returns generally are subject to audit. No tax returns are currently being examined by taxing authorities.

NOTE 10—LEASES

Operating leases — During the years ended December 31, 2020 and 2019, the Company leased its office space under operating leases with unrelated entities.

The Company leased 21,293 square feet of office space for its headquarters in Torrance, California, at a base rental of $79,375 per month, which the lease will expire on September 30, 2026, and leased an additional 1,850 square feet office space in New York, New York, at a base rent of $8,691, which leases expired on January 31, 2023.

The Company leased 1,322 square feet of office space in Tokyo, Japan, which the lease expired on September 30, 2022 and 1,163 square feet of office space in Dubai, United Arab Emirates.

The rent expense for the years ended December 31, 2020 and 2019 amounted to approximately $1.2 million and $926,000, respectively.

Future minimum lease payments were as follows as of December 31, 2020 (in thousands):

Amount
2021	$1,143
2022	1,166
2023	1,050
2024	1,059
2025 and thereafter	1,925
Total lease payments	6,343
Less: Interest	(1,730)
Operating lease liabilities	$4,613

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

As a result of the adoption of Topic 842 on January 1, 2019, the Company recorded a $3.0 million in operating right-of-use asset and $3.3 million in lease liability and derecognized $287,000 of deferred rent as of the adoption date. These were calculated using the present value of the Company’s remaining lease payments using an estimated incremental borrowing rate. The Company also recorded a $29,000 cumulative effect increase on our accumulated deficit as of January 1, 2019. As of December 31, 2020, and 2019, the Company had an operating lease right-of-use asset of $4.1 million $4.5 million, respectively and lease liability of $4.6 million and $4.9 million, respectively in the balance sheet. The weighted average remaining term of the Company’s leases as of December 31, 2020 was 5.5 years and the weighted-average discount rate was 11.4%.

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

On June 16, 2019, the Company entered into an agreement with Telcon to adjust the price payable to Telcon under the revised API agreement from $50 per kilogram of PGLG to $100 per kilogram from July 1, 2019 through June 30, 2020, with the price payable after June 30, 2020 to be subject to agreement between the parties. The PGLG raw material purchased from Telcon is recorded in inventory at net realizable value and the excess purchase price is recorded against deferred trade discount. Refer to Note 12 for related party transaction details.

NOTE 12—RELATED PARTY TRANSACTIONS

The following table sets forth information relating to our loans from related persons outstanding at any time during the year ended December 31, 2020 (in thousands except for conversion rate and share information).

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2020	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	$20	$20	$—	$—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	—	159	159	35
	Lan T. Tran (2)	10%	2/9/2019	Due on Demand	14	14	—	—
	Hope Int'l Hospice (1)	12%	9/1/2020	Due on Demand	—	194	194	2
	Hope Int'l Homecare (1)	12%	9/1/2020	Due on Demand	—	189	189	1
	Soomi Niihara	12%	9/1/2020	Due on Demand	—	98	98	4
	Soomi Niihara	12%	10/28/2020	Due on Demand	—	395	395	12
	Willis Lee (2)	12%	9/1/2020	Due on Demand	—	685	685	1
	Willis Lee (2)	12%	10/29/2020	Due on Demand	100	100	100	—
				Subtotal	$134	$1,854	$1,820	$55
Revolving line of credit
	Yutaka Niihara (2)	5.25%	12/27/2019	Due on Demand	$800	$800	$200	$37
				Subtotal	$800	$800	$200	$37
				Total	$934	$2,654	$2,020	$92

The following table sets forth information relating to our loans from related persons outstanding at any time during the year ended December 31, 2019 (in thousands except for conversion rate and share information).

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2019	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate
Current, Promissory note payable to related parties:
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	$20	$20	$—	$—	—
	Hope Int'l Hospice (1)	10%	6/3/2016	Due on Demand	—	250	250	78	—
	Lan T. Tran (2)	10%	2/9/2017	Due on Demand	—	12	—	2	—
	Yutaka Niihara (2)(3)	10%	9/14/2017	Due on Demand	—	904	27	2	—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	159	159	—	—	—
	Lan T. Tran (2)	10%	2/9/2019	Due on Demand	14	14	—	—	—
				Subtotal	$193	$1,359	$277	$82
Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	$—	$200	$200	$56	$3.30
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	—	200	200	73	$4.50
	Wei Peu Zen (3)	10%	11/6/2017	2 years	—	5,000	5,000	597	$10.00
	Profit Preview International Group, Ltd. (4)	10%	2/1/2018	2 years	—	4,037	4,037	385	$10.00
	Profit Preview International Group, Ltd. (4)	10%	3/21/2018	2 years	—	5,363	5,363	442	$10.00
				Subtotal	$—	$14,800	$14,800	$1,553
Revolving line of credit
	Yutaka Niihara (2)	5%	12/27/2019	Due on Demand	$600	$600	$—	$—
				Subtotal	$600	$600	$—	$—
				Total	$793	$16,759	$15,077	$1,635
(1)

Dr. Niihara, the Chairman of the Board and Chief Executive Officer of the Company, is co-owner with his wife Soomi Niihara, a director and the Chief Executive Officer of Hope International Hospice, Inc.

(2)	Officer
(3)	Director
(4)	Mr. Zen, a director of the Company, is the sole owner of Profit Preview International Group, Ltd.

See Note 7 for a discussion of the Company’s revolving line of credit agreement with Dr. Niihara.

See Notes 6 and 11 for a discussion of the Company’s distribution and supply agreements with Telcon, which holds 4,844,622 shares of the Company common stock, or approximately 8.5% of the common stock outstanding as of December 31, 2020. The Company also purchased a convertible bond of Telcon in the principal amount of KRW 30 billion, or approximately $27.9 million which matures on October 16, 2030 and bears interest at 2.1% a year, payable quarterly.

NOTE 13—DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan (the “401(k) Plan”) covering substantially all of the Company’s employees. The Emmaus 401(k) Plan is a tax-qualified retirement saving plan, pursuant to which all employees are able to contribute the lesser of 90% of their eligible annual compensation (as defined) or the limit prescribed by the Internal Revenue Service (the “IRS”) to the 401(k) Plan on a before-tax basis. Since January 1, 2020, the Company matches 50% of employee contributions to the Company’s 401(k) Plan based on each participant’s contribution during the plan year, up to 4.0% of each participant’s annual compensation.

For the years ended December 31, 2020, the Company made matching contributions to the Company’s 401(k) Plans of $71,000.

NOTE 14—SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2020, the Company issued the following securities:

	Dollar Amount	Number of Shares Issued
Common stock	$500,000	324,675

On February 9, 2021, the Company entered into a securities purchase agreement with an effective date of February 8, 2021 pursuant to which the Company has agreed to sell and issue to the purchasers thereunder in a private placement a total of up to $17 million in principal amount of convertible promissory notes of the company for a purchase price equal to the principal amount thereof. On April 4, 2021, the Company had completed the transaction and sold approximately $14.5 million of the convertible promissory notes. the net proceeds from the sale of the convertible promissory notes, $6.2 million was used to prepay the outstanding 10% Senior Secured Convertible Debentures as described Note 7 and 8. Commencing one year from the original issue date, the convertible promissory notes will be convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $1.48 per share. The conversion price will be subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes. The convertible promissory notes will bear interest at the rate of 2% per annum payable semi-annually on the last business day of August and January of each year and will mature on the 3rd anniversary of the original issue date.

Effective February 22, 2021, Emmaus Medical, Inc., or Emmaus Medical, entered into a purchase and sale agreement with Prestige Capital Finance, LLC, or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 70% (subject to increase to 75%) of the face amount of the accounts receivable, subject to a $7,500,000 cap on advances at any time. The balance of the face amount of the accounts receivable will be reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable. Emmaus Medical’s obligations to Prestige Capital under the purchase and sale agreement are secured by a security interest in the accounts receivable and all or substantially all other assets of Emmaus Medical. In connection with the purchase and sale agreement, we agreed to guarantee Emmaus Medical’s obligations under the purchase and sale agreement. Our obligations under the guarantee are unsecured.