Form 10-K/A
period 2020-12-31
Emmaus Life Sciences, Inc.
filed 2021-08-10
CIK 822370

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
None

Securities Registered Pursuant to Section 12(g) of the Act: None

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

There were 49,311,864 shares of common stock outstanding as of July 31, 2021.

EXPLANATORY NOTE

Emmaus Life Sciences, Inc. (“we,” “our,” “us,” “Emmaus” or the “company”) is filing this Form 10-K/A to amend the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2021 (the “Original Report”).

The Original Report contained a qualified audit report of Baker Tilly US, LLP (“Baker Tilly”), our independent registered public accounting firm, on our financial statements as of and for the fiscal year ended December 31, 2020 (the “2020 Financial Statements”). As indicated in its report, Baker Tilly was unable to obtain audited financial statements supporting the company's equity in losses of EJ Holdings, Inc., or EJ Holdings, a privately held foreign affiliate, included in the company’s reported net income of $1,100,000 and comprehensive income of $2,316,000 for the year ended December 31, 2020; nor were they able to satisfy themselves as to the equity in losses of the foreign affiliate by other auditing procedures. In light of Baker Tilly’s qualified report, we determined that the 2020 Financial Statements did not meet the requirements of Regulation S-X, Article 2, governing financial statements filed as part of annual reports under the Securities Exchange Act of 1934, as amended, and undertook to arrange for Baker Tilly to audit the financial statements of the foreign affiliate to the extent necessary to enable Baker Tilly to render an unqualified audit report on the 2020 Financial Statements.

This Form 10-K/A contains in Part IV, Item 15 restated 2020 Financial Statements and Notes thereto reflecting changes resulting from Baker Tilly’s audit of our equity in losses of EJ Holdings; specifically, increases of $254,000 in our net income, $7,000 in other comprehensive income, $261,000 in equity method investment, and $0.01 earnings per share and a decrease in $61,000 in deferred tax asset offset by an increase of valuation allowance from that reported in the Original Report. Also included in Part IV, Item 15 of this Form 10-K/A is a currently dated, unqualified audit report of Baker Tilly on the restated 2020 Financial Statements.

This Form 10-K/A also amends the following Items in the Original Report listed below as they relate to the changes reflected in the restated 2020 Financial Statements and the qualified nature of the audit report contained in the Original Report and restates in its entirety the Original Report:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K/A also includes an added Exhibit 4.20 and currently dated certifications of our Chief Executive Officer and Principal Financial Officer under the Sarbanes Oxley Act of 2002 as Exhibits 31.1, 31.2 and 32.1 and the currently dated Consent of Baker Tilly as Exhibit 23.1.

Except as described above, this Form 10-K/A does not amend, update, or change any Items or disclosures in the Original Report and, as such, speaks only as of the date the Original Report was filed. Except as described above, we have not undertaken herein to amend, supplement or update any information contained in the Original Report to reflect any subsequent events.

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

Although we realized net income of $1.4 million for the year ended December 31, 2020, we have historically operated at a loss due to substantial expenditures related to commercialization of Endari®, pursuit of marketing authorization of Endari® outside the U.S., research and development of our other product candidates, interest on our outstanding indebtedness and general and administrative expenses. We incurred a net loss of $54.8 million for the year ended December 31, 2019 and had an accumulated deficit of $225.1 million as of December 31, 2020. There is no assurance that we will be able to increase our Endari® sales or remain profitable or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations.

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
•

Orphan Drug designation does not preclude the FDA from granting Orphan Drug designation to another sponsor developing the same drug for the same indication, granting Orphan Drug designation and approving such other drug after we receive approval if such drug is considered clinically superior to our product, approving a product that is the same as our product for a different indication, or approving a different product intended to treat SCD; in this regard, Global Blood Therapeutics, Inc.’s Oxbryta for treating SCD also has been granted Orphan Drug status in the U.S. and in the EU;
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

We were unable to file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2019 until January 2021 and this Annual Report is being filed after the SEC filing deadline. We also have yet to file our Quarterly Reports on Form 10-Q for 2020 or our Quarterly Report for the quarter ended March 31, 2021. Our failure to timely file our periodic SEC reports has adversely affected the ability of our security holders and prospective investors to have current information regarding our financial statements and status of our business and operations and is likely to have adversely affected the liquidity and trading prices of our common stock. Under applicable rules of the Financial Industry Regulatory Authority, or FINRA, our failure to timely our periodic reports with the SEC may result in the disqualification of our common stock for quotation on the OTC Markets Group, Inc. In such event, there may be no established trading market for our common stock unless and until we are in compliance with our SEC reporting obligations and our common stock once again becomes eligible for quotation on the OTC Markets Group, Inc. or is listed on a national securities exchange.

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

Until July 31, 2020, our common stock was quoted on the OTCQB tier of the OTC Markets Group, Inc. On August 3, 2020, our common stock was relegated to the OTC Pink tier of the OTC Markets Group, Inc. pending the filing of this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020 and posting of our OTCQB Certification and verification of the company profile through OTCIQ.com. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our business or operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system such as The Nasdaq Capital Market or a stock exchange like the NYSE American. These factors may result in investors having difficulty purchasing and reselling shares of our common stock.

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

Stockholders may experience future dilution from future equity offerings.

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

Sales of a substantial number of shares of our common stock in the public market, or the possibility such sales upon the exercise or conversion of our outstanding warrants or convertible promissory notes, could cause the market price of our common stock to decline or serve to depress the market price of our common stock. A substantial majority of the outstanding shares of our common stock are, and the shares of common stock issuable upon the exercise of our outstanding warrants and other convertible securities or shares which may be sold in future offerings by us will be, freely tradable without restriction or further registration under the Securities Act.

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

Sales Discounts: We provide our customers prompt payment discounts and from time to time offer additional discounts to encourage bulk orders to generate needed working capital. Sales attributable to one-time discounts offered by us increased in 2020 over 2019 and may adversely affect sales in subsequent periods.

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

Financial Highlights

	Twelve Months Ended December 31,
	2020	2019
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
REVENUES, NET	$23,167	$22,752
COST OF GOODS SOLD	2,248	1,094
GROSS PROFIT	20,919	21,658
OPERATING EXPENSES
Research and development	2,408	2,183
Selling	4,865	6,975
General and administrative	13,678	17,012
Total operating expenses	20,951	26,170
LOSS FROM OPERATIONS	(32)	(4,512)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(1,425)	(438)
Change in fair value of warrant derivative liabilities	392	3,545
Change in fair value of embedded conversion option	112	131
Net gain (loss) on investment in marketable securities	7,672	(21,947)
Net loss on equity method investment	(2,060)	(414)
Miscellaneous reverse merger costs	—	(309)
Notes conversion costs	—	(3,341)
Interest and other income	2,303	232
Interest expense	(5,989)	(27,625)
Total other income (expenses)	1,005	(50,166)
INCOME (LOSS) BEFORE INCOME TAXES	973	(54,678)
INCOME TAXES (BENEFIT)	(381)	164
NET INCOME (LOSS)	$1,354	$(54,842)
EARNINGS (LOSS) PER COMMON SHARE	$0.03	$(1.30)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	48,897,004	42,259,460

Years ended December 31, 2020 and 2019

Net Income (Loss). Net income was $1.4 million for the year ended December 31, 2020 compared to a net loss of $54.8 million for the year ended December 31, 2019, representing an increase of $56.2 million, or 102%. The increase in net income was due primarily to a $51.2 million increase in other income and a $5.2 million decrease in operating expenses, as discussed below. As of December 31, 2020, we had an accumulated deficit of approximately $225.1 million. Our net income for the year ended December 31, 2020 included approximately $2.1 million of net loss on equity method investment attributable to our equity interest in EJ Holdings, a variable interest entity, or VIE. The loss attributable to our equity interest in EJ Holdings for the year ended December 31, 2019 was insignificant.

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

Other Income and Expense. Total other income increased by $51.2 million, or 102%, to $1.0 million for the year ended December 31, 2020 compared to total other expenses of $50.2 million in 2019. The increase was primarily due to a $21.6 million decrease in interest expense in 2020, a net gain on investment in marketable securities of $7.6 million in 2020 compared to net loss of $21.9 million in 2019 and a $2.1 million increase in interest and other income.

Seasonality

There may be seasonal variations in our Endari® sales due to factors such as year-end holidays, severe winter weather conditions in certain regions of the U.S., seasonal conditions that may affect medical practices and provider activity, including influenza or the Covid-19 outbreaks that may inhibit patients from seeking treatment for their SCD or filling or refilling prescriptions for Endari® and possibly other factors relating to the timing of patient deductibles and co-insurance limits.

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

On February 28, 2020, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we may elect to sell to LPC up to $25,000,000 in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement from time to time over the 36-month term of the Purchase Agreement. As of the date of filing of this Amended Annual Report, we are out of compliance with certain terms and conditions of the Purchase Agreement and unable to utilize the Purchase Agreement. We intend to seek to bring the Company into compliance or seek an appropriate waiver from LPC to regain our ability to utilize the Purchase Agreement, but there can be no assurance when or whether we may be able to do so.

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

We committed to remediating the control deficiencies that constituted the Material Weakness by implementing changes to our internal control over financial reporting. In 2018, we began to implement measures designed to remediate the underlying causes of the control deficiencies that gave rise to the Material Weakness, including, without limitation:

•	engaging third‑party accounting consulting firms to assist us in the review of our application of GAAP on complex debt financing transactions and revenue recognition under ASC 606;
•	using GAAP Disclosure and SEC Reporting Checklists;
•	increasing the continuing professional training and academic education on accounting subjects for accounting staff;
•	enhancing the level of the precision of review controls related to our financial close and reporting; and
•	engaging other supplemental internal and external resources.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals constitute our board of directors and executive officers:

Name	Age	Position
Yutaka Niihara, M.D., M.P.H.	61	Chairman and Chief Executive Officer
Willis C. Lee	60	Director, Chief Operating Officer
Yasushi Nagasaki, C.P.A.	53	Interim Chief Financial Officer
Ian Zwicker	73	Director
Masaharu Osato, M.D.	66	Director
Wei Peu Zen	68	Director
Robert Dickey IV	65	Director
Jane Pine Wood	58	Director

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

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership of Shares of Common Stock		Percent of Class (1)
Directors and Executive Officers
Yutaka Niihara, M.D., M.P.H.	Chairman and Chief Executive Officer	13,332,380	(2)	25.7%
Willis C. Lee	Director, Chief Operating Officer	1,434,636	(3)	2.8%
Yasushi Nagasaki	Interim Chief Financial Officer	1,169,753	(4)	2.3%
Robert Dickey IV	Director	—		*
Masaharu Osato, M.D.	Director	735,396	(5)	1.5%
Jane Pine Wood	Director	—		*
Wei Peu Zen	Director	2,278,048	(6)	4.6%
Ian Zwicker.	Director	217,029		*
Officers and Directors as a Group (8 persons)		19,167,242	(7)	35.2%

5% or More Owners
Telcon RF Pharmaceutical, Inc.		4,147,491	(8)	8.4%
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

		424B3	333-229660	Annex A	June 14, 2019
3.1	Restated Certificate of Incorporation.	10-K	001-35527	3.1	January 25, 2021
3.2	Amended and Restated By-Laws.	8-K	001-35527	3.4	July 22, 2019
4.1	Specimen Common Stock Certificate.	10-K	001-35527	4.1	January 25, 2021
4.2+	MYnd Analytics, Inc. Amended and Restated 2012 Omnibus Incentive Compensation Plan	DEF14A	001-35527	Appendix A	November 2, 2018
4.3+	Form of Restricted Share Agreement under Amended and Restated 2012 Omnibus Incentive Compensation Plan.	10-K	001-35527	4.4	December 22, 2016
4.4+	Form of ISO Stock Option Award Certificate under Amended and Restated 2012 Omnibus Incentive Compensation Plan.	10-K	001-35527	4.5	December 22, 2016
4.5+	Form of NQSO Stock Option Award Certificate under Amended and Restated 2012 Omnibus Incentive Compensation Plan.	10-K	001-35527	4.6	December 22, 2016
4.6	Form of Warrant to Purchase Shares of Common Stock issued to the persons indicated in Schedule A thereto.	10-Q	000-142031	4.5	May 20, 2015
4.7	Warrant to Purchase Stock.	10-Q	000-142031	4.3	August 19, 2016
4.8	Warrant to Purchase Shares of Common Stock.	10-Q	000-142031	4.4	August 19, 2016
4.9	Warrant to Purchase Shares of Common Stock.	10-Q	000-142031	4.3	November 14, 2016
4.10	Common Stock Purchase Warrant dated December 29, 2017.	10-K	000-142031	4.32	April 16, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
4.11	Convertible Promissory Note dated January 15, 2018.	10-Q	000-142031	4.1	May 15, 2018
4.12+	Emmaus Life Sciences, Inc. Amended and Restated 2011 Equity Incentive Plan.	DEF14A	000-53072	Annex A	September 19, 2014
4.13+	Form of Incentive Stock Option Agreement (Time-Based and Performance-Based Vesting) under 2011 Stock Incentive Plan.	8-K	000-142031	10.3a	May 4, 2011
4.14+	Form of Incentive Stock Option Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3b	May 4, 2011
4.15+	Form of Non-Qualified Stock Option Agreement (Time-Based and Performance-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3c	May 4, 2011
4.16+	Form of Non-Qualified Stock Option Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3d	May 4, 2011
4.17+	Form of the Restricted Stock Agreement (Time-Based and Performance-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3e	May 4, 2011
4.18+	Form of Restricted Stock Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3f	May 4, 2011
4.19	Form of Warrant to Purchase Shares of Common Stock dated as of September 24, 2018 by and between MYnd Analytics, Inc. and the holder party thereto.	10-K	001-35527	10.14	December 11, 2018
4.20	Warrant Agreement dated as of July 25, 2017 by and between MYnd Analytics, Inc. and American Stock Transfer & Trust Company, LLC, including form of Warrant Certificate attached thereto.	10-Q	001-35527	4.9	August 14, 2017
4.21	Amendment dated June 28, 2019 to Warrant Agreements, dated July 19, 2017 and July 25, 2017, respectively, between MYnd Analytics, Inc. and American Stock Transfer & Trust Company, LLC.	8-K	001-35527	4.1	June 28, 2019
4.22	Form of Warrant dated as of March 29, 2018 by and between MYnd Analytics, Inc. and the holder signatory thereto.	8-K	001-35527	10.2	April 3, 2018
4.23	Form of Second Amended and Restated 10% Senior Secured Convertible Debenture Due April 21, 2021 of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.)	8-K	001-35527	4.1	February 27, 2020
4.24	Form of Second Amended and Restated Common Stock Purchase Warrant.	8-K	001-35527	4.2	February 27, 2020
4.25	Contingent Common Stock Purchase Warrant	10-K	001-35527	4.24	May 4, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
4.26	Form of July 31, 2020 Common Stock Purchase Warrants	10-K	001-35527	4.25	May 4, 2021
4.27	Form of September 22, 2020 Common Stock Purchase Warrants	8-K	001-35527	10.1	September 24, 2020
4.28	Form of October 8, 2020 Common Stock Purchase Warrants	10-K	001-35527	4.27	May 4, 2021
10.1	Form of Registration Rights Agreement dated as of March 28, 2018 by and between MYnd Analytics, Inc. and the holder(s) signatory thereto.	8-K	001-35527	10.1	April 3, 2018
10.2	Amended and Restated Separation Agreement dated as of March 27, 2019 by and among MYnd Analytics, Inc., a Delaware corporation, and MYnd Analytics, Inc., a California corporation.	424B3	333-229660	Annex B	June 14, 2019
10.3	Loan Agreement dated as October 3, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and EJ Holdings, Inc.	10-Q	001-35527	10.7	November 13, 2019
10.4+	Executive Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Yutaka Niihara, M.D., M.P.H.	8-K	000-142031	10.12	May 4, 2011
10.5+	Executive Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Willis Lee.	8-K	000-142031	10.13	May 4, 2011
10.6+	Executive Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Lan T. Tran, M.P.H.	8-K	000-142031	10.14	May 4, 2011
10.7+	Form of Indemnification Agreement between Emmaus Life Sciences, Inc. (formerly EMI Holding, Inc.) and its former and current directors and officers.	8-K	000-142031	10.20	May 4, 2011
10.8	Letter of Intent by and between Ajinomoto Aminoscience LLC and Emmaus Medical, Inc.	8-K/A	000-142031	10.24	July 5, 2011
10.9	Form of Promissory Note issued to the persons indicated on Schedule A thereto.	10-Q	000-142031	10.1	August 19, 2016
10.10	Promissory Note dated February 10, 2018.	10-Q	000-142031	10.1	May 15, 2018
10.11	Promissory Note dated April 24, 2019.	10-K	001-35527	10.11	January 25, 2021
10.12	Promissory Note dated May 26, 2019.	10-K	001-35527	10.12	January 25, 2021
10.13	Securities Purchase Agreement entered into October 1, 2018 among EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and the Purchasers thereunder.	8-K	000-142031	10.1	September 17, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.14	Second Amendment to Securities Purchase Agreement entered into October 1, 2018 among EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and the Purchasers thereunder.	8-K/A	000-142031	10.6	October 5, 2018
10.15	Form of Security Agreement among EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.), Emmaus Medical, Inc., Newfield Nutrition Corporation and the holders of 10% Senior Secured Debentures.	8-K	000-142031	10.2	September 17, 2018
10.16	Form of Subsidiary Guarantee among Emmaus Medical, Inc., Newfield Nutrition Corporation and the holders of 10% Senior Secured Debentures.	8-K	000-142031	10.3	September 17, 2018
10.17	Security Amendment Agreement dated as of March 5, 2019 among EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and the Holders thereunder.	8-K	000-142031	10.1	March 11, 2019
10.18	Securities Amendment Agreement dated as of February 21, 2020 among EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and the Holders thereunder, including Exhibits.	8-K	000-142031	10.1	February 27, 2020
10.19	Securities Amendment Agreement dated as of September 22, 2020 among EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and the Holders thereunder, including Exhibits.	8-K	001-35527	10.1	September 24, 2020
10.20	Office Lease dated October 20, 2014 by and between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and Bixby Torrance LLC.	10-K	001-35527	10.23(F)	March 31, 2015
10.21	First Amendment to Office Lease Agreement dated February 1, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	000-142031	10.24a	March 21. 2019
10.22	Second Amendment to Office Lease Agreement dated December , 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	000-142031	10.24b	March 21. 2019
10.23	Third Amendment to Office Lease Agreement dated September 10, 2019 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	001-35527	10.23	January 25, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.24	Revised Management Control Acquisition Agreement dated September 29, 2017 by and among the registrant, Telcon Holdings, Inc. and Telcon, Inc. (now known as Telcon RF Pharmaceutical Inc.)	10-Q	000-142031	10.3	November 14, 2017
10.25	Distributor agreement entered into as of June 15, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.25	January 25, 2021
10.26	Amendment for Distributor Agreement entered into as of January 11, 2018 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.26	January 25, 2021
10.27	Raw Material Supply Agreement dated July 12, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.27	January 25, 2021
10.28	API Supply Agreement made as of June 16, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.28	January 25, 2021
10.29	Additional Agreement made as of July 2, 2018 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.) and add asterixis in Filed/Furnished column.	10-K	001-35527	10.29	January 25, 2021
10.30	Agreement dated December 23, 2019 between Telcon RF Pharmaceutical Inc. and Emmaus Life Sciences, Inc.	10-K	001-35527	10.30	January 25, 2021
10.31	Registration Rights Agreement dated as of February 28, 2020 between Emmaus Life Sciences, Inc. and Lincoln Park Capital Fund, LLC.	8-K	001-35527	10.1	March 3, 2020
10.32	Letter of Commitment dated December 23, 2019 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc) and Telcon RF Pharmaceutical, Inc.	10-K	001-35527	10.33	January 25, 2021
10.33	Convertible Bond Purchase Agreement between Emmaus Life Sciences, Inc. and Telcon RF Pharmaceutical, Inc.	10-K	001-35527	10.34	January 25, 2021
10.34	Right to Sell (Call Option) Agreement between Emmaus Life Sciences, Inc. and Telcon RF Pharmaceutical, Inc.	10-K	001-35527	10.35	January 25, 2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.35	Loan Agreement Dated October 28, 2020 Between Emmaus Life Sciences, Inc. and EJ Holdings, Inc.	8-K	001-35527	10.1	November 13, 2020
10.36+	Credit Access and Loan Agreement dated as of January 10, 2020 by and between Emmaus Life Sciences, Inc. and Yutaka Niihara, M.D., M.P.H.	10-K	001-35527	10.37	January 25, 2021
10.37	Amendment No. 2 to Convertible Promissory Note of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) dated as of January 15, 2020	10-K	001-35527	10.37	May 4, 2021
10.38	Amendment No. 3 to Convertible Promissory Note as of June 15, 2020 of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.)	10-K	001-35527	10.38	May 4, 2021
21.1	List of Subsidiaries.	10-K	001-35527	21.1	January 25, 2021
23.1	Consent of Independent Registered Public Accounting Firm Baker Tilly US, LLP					*
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Chief Executive Office and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________________________

+ Management contract or compensatory plan, contract or arrangement

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, California, on August 9, 2021.

Emmaus Life Sciences, Inc.

By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Title:	Chairman and Chief Executive Officer

INDEX TO FINANCIAL STATEMENTS

EMMAUS LIFE SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Emmaus Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emmaus Life Sciences, Inc. and its subsidiaries ( the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

August 9, 2021

Emmaus Life Sciences, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of
	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,487	$1,769
Accounts receivable, net	198	2,150
Inventories, net	7,087	7,971
Investment in marketable securities	—	27,929
Prepaid expenses and other current assets	1,485	1,402
Total current assets	11,257	41,221
Property and equipment, net	120	151
Equity method investment	15,925	13,325
Right of use assets	4,072	4,474
Investment in convertible bond	27,866	—
Other assets	296	285
Total assets	$59,536	$59,456
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,460	$11,498
Operating lease liabilities, current portion	1,143	991
Other current liabilities	2,706	5,748
Revolving line of credit from related party	800	600
Warrant derivative liabilities	1,071	38
Notes payable	4,588	3,749
Notes payable to related parties	134	193
Convertible debentures, net of discount	5,480	7,015
Convertible notes payable, net of discount	—	2,995
Total current liabilities	23,382	32,827
Operating lease liabilities, less current portion	3,470	3,932
Other long-term liabilities	34,470	33,750
Notes payable, less current portion	222	—
Convertible notes payable	3,150	—
Total liabilities	64,694	70,509
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 250,000,000 shares authorized, shares 48,987,189 and 48,471,446 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	49	48
Additional paid-in capital	218,728	215,207
Accumulated other comprehensive Income (loss)	1,144	(79)
Accumulated deficit	(225,079)	(226,229)
Total stockholders’ deficit	(5,158)	(11,053)
Total liabilities & stockholders’ deficit	$59,536	$59,456
The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	Twelve Months Ended December 31,
	2020	2019
REVENUES, NET	$23,167	$22,752
COST OF GOODS SOLD	2,248	1,094
GROSS PROFIT	20,919	21,658
OPERATING EXPENSES
Research and development	2,408	2,183
Selling	4,865	6,975
General and administrative	13,678	17,012
Total operating expenses	20,951	26,170
LOSS FROM OPERATIONS	(32)	(4,512)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(1,425)	(438)
Change in fair value of warrant derivative liabilities	392	3,545
Change in fair value of embedded conversion option	112	131
Net gain (loss) on investment in marketable securities	7,672	(21,947)
Net loss on equity method investment	(2,060)	(414)
Miscellaneous reverse merger costs	—	(309)
Notes conversion costs	—	(3,341)
Interest and other income	2,303	232
Interest expense	(5,989)	(27,625)
Total other income (expense)	1,005	(50,166)
INCOME (LOSS) BEFORE INCOME TAXES	973	(54,678)
INCOME TAXES (BENEFIT)	(381)	164
NET INCOME (LOSS)	1,354	(54,842)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on debt securities available for sale (net of tax)	1,280	—
Foreign currency translation adjustments	(57)	(10)
Other comprehensive income (loss)	1,223	(10)
COMPREHENSIVE INCOME (LOSS)	$2,577	$(54,852)
EARNINGS (LOSS) PER COMMON SHARE - BASIC and DILUTED	$0.03	$(1.30)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	48,897,004	42,259,460

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of changes IN stockholders’ deficit

(In thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity / (Deficit)
Balance, December 31, 2018, as restated	37,341,393	$37	$149,682	$(69)	$(171,358)	$(21,708)
Cumulative effect adjustment on adoption of ASC 842	—	—	—	—	(29)	(29)
Beneficial conversion feature relating to convertible notes payable	—	—	8,765	—	—	8,765
Common stock issued for cash (net of issuance cost)	1,677,013	2	8,587	—	—	8,589
Common stock issued in merger	2,330,548	2	(1,647)	—	—	(1,645)
Conversion of convertible notes payable and notes payable to common stock	7,068,760	7	39,492	—	—	39,499
Exercise of stock options	175	—	1	—	—	1
Exercise of warrants	53,557	—	186	—	—	186
Warrant and conversion feature reclassified to equity	—	—	6,336	—	—	6,336
Fair value of replacement equity awards	—	—	2,438	—	—	2,438
Foreign currency translation effect	—	—	—	(10)	—	(10)
Share-based compensation	—	—	1,367	—	—	1,367
Net loss	—	—	—	—	(54,842)	(54,842)
Balance, December 31, 2019	48,471,446	$48	$215,207	$(79)	$(226,229)	(11,053)
Common stock issued for cash (net of issuance cost)	515,743	1	141	—	—	142
Fair value of warrants including down-round protection adjustments	—	—	2,641	—	(204)	2,437
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	1,280	—	1,280
Foreign currency translation effect	—	—	—	(57)	—	(57)
Share-based compensation	—	—	739	—	—	739
Net income	—	—	—	—	1,354	1,354
Balance, December 31, 2020	48,987,189	$49	$218,728	$1,144	$(225,079)	$(5,158)

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended December 31,

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$1,354	$(54,842)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	60	73
Impairment loss on long-term investment	—	515
Inventory reserve	1,134	—
Amortization of discount of notes payable and convertible notes payable	4,027	23,781
Foreign exchange adjustments	(678)	(115)
Tax benefit recognized on unrealized gain on debt securities	(427)	—
Net (gain) losses on investment in marketable securities	(7,672)	21,432
Loss on equity method investment	2,060	414
Loss on debt extinguishment	1,425	438
Share-based compensation and fair value of replacement equity award	739	3,805
Notes conversion costs	—	3,341
Change in fair value of warrant derivative liabilities	(392)	(3,545)
Change in fair value of embedded conversion option	(112)	(131)
Net changes in operating assets and liabilities
Accounts receivable	1,953	(361)
Inventories	(245)	(3,267)
Prepaid expenses and other current assets	33	(720)
Other non-current assets	380	(4,364)
Income tax receivable and payable	(100)	(64)
Accounts payable and accrued expenses	(3,345)	6,527
Deferred rent	—	(317)
Other current liabilities	(3,053)	426
Other long-term liabilities	408	2,451
Net cash flows used in operating activities	(2,451)	(4,523)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with the Merger	—	(1,645)
Sale of marketable securities	35,601	221
Purchases of property and equipment	(15)	(60)
Purchase of convertible bonds	(26,160)	—
Loan to equity method investee	(3,956)	—
Net cash flows provided by (used in) investing activities	5,470	(1,484)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued, net of issuance cost and discount	2,765	600
Payments of notes payable	(1,717)	(143)
Payments of convertible notes	(3,500)	(5,348)
Proceeds from exercise of warrants	—	186
Proceeds from issuance of common stock, net of issuance cost	142	8,589
Net cash flows provided by (used in) financing activities	(2,310)	3,884
Effect of exchange rate changes on cash	9	(13)
Net increase (decrease) in cash, cash equivalents and restricted cash	718	(2,136)
Cash, cash equivalents and restricted cash, beginning of period	1,769	3,905
Cash, cash equivalents and restricted cash, end of period	$2,487	$1,769
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$1,481	$1,543
Income taxes paid	$144	$227
NON-CASH INVESTMENT AND FINANCING ACTIVITIES
Warrant liabilities reclassified to equity	$—	$6,337
Conversion of convertible notes and notes payable to common stock	$—	$33,777
Conversion of accrued interest payable to common stock	$—	$5,722
Initial recognition of right-of-use lease asset	$—	$2,922

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

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had net income of $1.4 million and net loss of $54.8 million for the years ended December 31, 2020 and 2019, respectively. The Company had $7.2 million of convertible debentures due within the next twelve months. However, the Company raised approximately $14.5 million in the first quarter of 2021 and paid off the entire debenture balance. In addition, the Company entered into a purchase and sale agreement with Prestige Capital Finance, LLC, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 70% (subject to increase to 75%) of the face amount of the accounts receivable, subject to a $7,500,000 cap on advances at any time. After the Company becomes current with its SEC filing requirements, it could activate the Equity Purchase Agreement with Lincoln Park Capital Fund, LLC. (See Note 13), which could provide additional equity funding as necessary. Therefore, management concluded due to the improvement of the Company’s ability to meet its current operating and capital expenses, there is no substantial doubt about the Company’s ability to continue as a going concern.

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

Earnings (loss) per share—In accordance with ASC 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Dilutive loss per share is computed in a manner similar to the basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2020 and 2019, there were 18,449,925 shares and 12,933,664 shares, respectively of potentially dilutive securities outstanding. None of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti‑dilutive for all periods presented.

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

NOTE 3—REVENUES

Revenues by category were as follows (in thousands):

	Year ended December 31,
	2020	2019
Endari®	$22,564	22,311
Other	603	441
Revenues, net	$23,167	$22,752

The following table summarizes the revenue allowance and accrual activities for the years ended December 31, 2020 and 2019 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2018	$84	$798	$99	981
Provision related to sales in the current year	1,393	3,082	216	4,691
Credit and payments made	(1,249)	(2,526)	—	(3,775)
Balance as of December 31, 2019	228	1,354	315	1,897
Provision related to sales in the current year	2,686	3,752	245	6,683
Adjustments related to prior period sales	16	(44)	(87)	(115)
Credit and payments made	(2,796)	(2,943)	—	(5,739)
Balance as of December 31, 2020	$134	$2,119	$473	$2,726

The following table sets forth information regarding customers that accounted for 10% or more of net revenues:

	Revenue for year ended December 31,
	2020	2019
Customer A	60%	60%
Customer B	20%	24%

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

The Company measures equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. The Company uses quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, the Company has elected the measurement alternative under which the Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired; however, the Company is not required to determine the fair value of these investments unless impairment indicators existed. When impairment indicators exist, the Company generally uses discounted cash flow analyses to determine the fair value. For the year ended December 31, 2019, the Company recognized approximately $515,000 in impairment loss for equity securities without readily determinable fair value level 3 fair value hierarchy attributable to an investment in KPS Co., Ltd.

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

 The following table sets forth certain unaudited financial information of EJ Holdings for years ended December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
ASSETS
CURRENT ASSETS	$1,136	$2,310
OTHER ASSETS	11,824	10,654
Total assets	$12,960	$12,964
LIABILITIES
CURRENT LIABILITIES	$987	$296
LONG-TERM LIABILITIES	18,560	13,870
Total liabilities	$19,547	$14,166
NONCONTROLLING INTEREST	$(3,952)	$(721)

	Year Ended December 31,
	2020	2019
REVENUES, NET	$261	$229
NET LOSS	$(5,150)	$(1,035)

NOTE 6—SELECTED FINANCIAL STATEMENT CAPTIONS - LIABILITIES

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accounts payable:
Clinical and regulatory expenses	$262	$232
Professional fees	252	1,183
Selling expenses	395	1,303
Manufacturing cost	596	4,541
Other vendors	518	18
Total accounts payable	2,023	7,277
Accrued interest payable, related parties	41	42
Accrued interest payable	627	991
Accrued expenses:
Payroll expenses	1,053	891
Government rebates and other rebates	2,659	1,355
Due to EJ Holdings	545	238
Other accrued expenses	512	704
Total accrued expenses	4,769	3,188
Total accounts payable and accrued expenses	$7,460	$11,498

Other long-term liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019
Trade discount	$24,453	$23,242
Unearned revenue	10,000	10,500
Other long-term liabilities	17	8
Total other long-term liabilities	$34,470	$33,750

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

NOTE 9—INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Current U.S.	$46	$164
International	—	—
Deferred U.S.	(427)	—
International	—	—
	$(381)	$164

Deferred tax assets consist of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Net operating loss carryforward	$17,090	$16,773
General business tax credit	10,490	9,888
Stock options	5,924	5,723
Charitable contribution	82	81
Accrued expenses	276	166
Unearned revenue	2,425	2,373
Allowance for bad AR	1	175
Unrealized gain on long term investment	472	1,400
Other	1,903	1,629
Total gross deferred tax assets	38,663	38,208
Less valuation allowance	(37,430)	(38,019)
Net deferred tax assets	$1,233	$189

Deferred tax liabilities consist of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Unrealized loss on foreign exchange translation and others	$(347)	$(185)
Unrealized gain on available-for-sale securities	(427)	—
Other	(459)	(4)
Total deferred tax liabilities	$(1,233)	$(189)

A valuation allowance for the net deferred tax assets is recorded when it is more likely than not that the Company will not realize these assets through future operations. The valuation allowance decreased by approximately $0.6 million for the years ended December 31, 2020, while it increased $3.8 million for the years ended December 31, 2019.

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

The income tax provision differs from that computed using the statutory federal tax rate of 21% due to the following factors (in thousands):

	2020	2019
Tax benefit at statutory federal rate	$187	$(11,365)
State taxes, net of federal tax benefit	191	(666)
Increase (decreases) in valuation allowance	(517)	3,411
Permanent items	859	5,710
General business tax credit	(602)	(545)
Other	(499)	3,619
	$(381)	$164

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

See Notes 6 and 11 for a discussion of the Company’s distribution and supply agreements with Telcon, which holds 4,147,491 shares of the Company common stock, or approximately 8.5% of the common stock outstanding as of December 31, 2020. The Company also purchased a convertible bond of Telcon in the principal amount of KRW 30 billion, or approximately $27.9 million which matures on October 16, 2030 and bears interest at 2.1% a year, payable quarterly.

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