Form 10-Q
period 2020-03-31
Emmaus Life Sciences, Inc.
filed 2021-08-26
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

The registrant had 49,311,864 shares of common stock, par value $0.001 per share, outstanding as of July 31, 2021.

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended March 31, 2020

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on July 8, 2020, the board of directors of the Emmaus Life Sciences, Inc. (“we,” “us,” “our,” “Emmaus” or the “Company”), based on the recommendation of the audit committee, concluded that, because of errors identified in the previously issued annual financial statements of our EMI Holdings, Inc. subsidiary, or EMI, for the year ended December 31, 2018 as well as EMI’s unaudited consolidated financial statements for the three months ended March 31, 2019 and the three and six months ended June 30, 2019 included in our Current Report on Form 8-K/A filed with the SEC on August 8, 2019, and our previously filed unaudited consolidated financial statements for the three and nine months ended September 30, 2019, the Company would restate the previously issued financial statements. The previously issued financial statements of EMI preceded our merger with EMI in July 2019.

We determined that these errors were the result of material weaknesses in internal control over financial reporting as described in management’s report as of December 31, 2019 in Part II—Item 9A – Controls and Procedures of our Annual Report on Form 10-K filed with the SEC on January 25, 2021.

The restated quarterly financial statements corrected the following errors:

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

Please see Note 1 of Notes to Condensed Consolidated Financial Statements for the impact of the restatement on our financial statements as of and for the three months ended March 31, 2019.

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,213	$1,769
Accounts receivable, net	1,900	2,150
Inventories, net	8,255	7,971
Investment in marketable securities	34,768	27,929
Prepaid expenses and other current assets	1,102	1,402
Total current assets	48,238	41,221
Property and equipment, net	142	151
Equity method investment	12,980	13,325
Right of use assets	4,344	4,474
Deposits and other assets	288	285
Total assets	$65,992	$59,456
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,209	$11,498
Operating lease liabilities, current portion	1,079	991
Other current liabilities	1,113	5,748
Revolving line of credit to related parties	600	600
Warrant derivative liabilities	13	38
Notes payable	3,954	3,749
Notes payable to related parties	34	193
Convertible debentures, net of discount, current portion	5,908	7,015
Convertible note payable, net of discount	3,150	2,995
Total current liabilities	29,060	32,827
Operating lease liabilities, less current portion	3,810	3,932
Other long-term liabilities	36,968	33,750
Convertible debentures, net of discount, less current portion	886	—
Total liabilities	70,724	70,509
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000,000 shares authorized, 48,987,189 shares and 48,471,446 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	49	48
Additional paid-in capital	216,157	215,207
Accumulated other comprehensive loss	(18)	(79)
Accumulated deficit	(220,920)	(226,229)
Total stockholders’ deficit	(4,732)	(11,053)
Total liabilities & stockholders’ deficit	$65,992	$59,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019 Restated
REVENUES, NET	$6,954	$4,707
COST OF GOODS SOLD	478	259
GROSS PROFIT	6,476	4,448
OPERATING EXPENSES
Research and development	617	513
Selling	1,068	1,479
General and administrative	3,657	3,737
Total operating expenses	5,342	5,729
INCOME (LOSS) FROM OPERATIONS	1,134	(1,281)
OTHER INCOME (EXPENSE)
Change in fair value of warrant derivative liabilities	25	(938)
Change in fair value of embedded conversion option	(29)	—
Net gains (losses) on investment in marketable securities	6,839	(6,457)
Gain (loss) on equity method investment	(407)	9
Interest and other income (loss)	33	(77)
Interest expense	(1,800)	(8,612)
Total other income (expense)	4,661	(16,075)
INCOME (LOSS) BEFORE INCOME TAXES	5,795	(17,356)
INCOME TAXES	286	52
NET INCOME (LOSS)	5,509	(17,408)

COMPONENTS OF OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	61	7
Other comprehensive income	61	7
COMPREHENSIVE INCOME (LOSS)	$5,570	$(17,401)
EARNINGS (NET LOSS) PER COMMON SHARE - BASIC AND DILUTED	$0.11	$(0.46)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	48,624,469	37,473,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDESED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at January 1, 2020	48,471,446	$48	$215,207	$(79)	$(226,229)	$(11,053)
Common stock issued for cash (net of issuance cost)	515,743	1	141	—	—	142
Fair value of warrants including down-round protection adjustments	—	—	600	—	(200)	$400
Share-based compensation	—	—	209	—	—	$209
Foreign currency translation effect	—	—	—	61	—	$61
Net income	—	—	—	—	5,509	5,509
Balance, March 31, 2020	48,987,189	$49	$216,157	$(18)	$(220,920)	$(4,732)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at January 1, 2019, as restated	37,341,393	$37	$149,682	$(69)	$(171,358)	$(21,708)
Cumulative effect adjustment on adoption of ASC 842	—	—	—	—	(29)	(29)
Beneficial conversion feature relating to convertible notes	—	—	3,374	—	—	3,374
Exercise of warrants	525	—	5	—	—	5
Stock issued for cash (net of issuance cost)	322,920	1	2,529	—	—	2,530
Conversion of notes payable to common stock	85,411	—	329	—	—	329
Share-based compensation	—	—	588	—	—	588
Exercise of stock options	175	—	1	—	—	1
Foreign currency translation effect	—	—	—	7	—	7
Net loss	—	—	—	—	(17,408)	(17,408)
Balance, March 31, 2019, as restated	37,750,424	$38	$156,508	$(62)	$(188,795)	$(32,311)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,

		2019
	2020	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$5,509	$(17,408)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	15	17
Amortization of discount of notes payable and convertible notes payable	1,302	7,288
Foreign exchange adjustments	(50)	89
Net (gain) loss on investment in marketable securities	(6,839)	6,457
Loss (gain) on equity method investment	407	(9)
Share-based compensation	209	588
Change in fair value of warrant derivative liabilities	(25)	938
Change in fair value of embedded conversion option	29	—
Net changes in operating assets and liabilities
Accounts receivable	249	(143)
Inventories	(285)	(1,091)
Prepaid expenses and other current assets	260	(115)
Other non-current assets	133	(2,813)
Income tax receivable and payable	286	52
Accounts payable and accrued expenses	2,449	2,725
Deferred revenue	—	500
Deferred rent	—	(287)
Other current liabilities	(5,025)	36
Other long-term liabilities	3,184	1,997
Net cash flows provided by (used in) operating activities	1,808	(1,179)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3)	(16)
Net cash flows used in investing activities	(3)	(16)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of convertible notes	(1,500)	(3,048)
Proceeds from exercise of warrants	—	5
Proceeds from issuance of common stock	142	2,530
Proceeds from conversion of notes payable to common stock	—	21
Net cash flows used in financing activities	(1,358)	(492)
Effect of exchange rate changes on cash	(3)	22
Net increase (decrease) in cash, cash equivalents and restricted cash	444	(1,665)
Cash, cash equivalents and restricted cash, beginning of period	1,769	3,905
Cash, cash equivalents and restricted cash, end of period	$2,213	$2,240
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$312	$385
NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued	$400	$—
Beneficial conversion feature relating to convertible notes	$—	$3,374
Initial recognition of right to use assets	$—	$2,922
Conversion of notes payable to common stock	$—	$329

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc., (formerly, “MYnd Analytics, Inc.”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us,” the “Company” or “Emmaus”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. The condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K/A for the year ended December 31, 2020 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on August 10, 2021. The accompanying condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated balance sheet at December 31, 2019 contained in the From 10-K/A. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year or any future interim period.

Organization and Nature of Operations

The Company is a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sales of innovative treatments and therapies primarily for rare and orphan diseases. On July 17, 2019, we completed a merger transaction with EMI Holding, Inc., formerly known as Emmaus Life Sciences, Inc. (“EMI”), into a subsidiary of the Company (the “Merger”), with EMI surviving the Merger as a wholly owned subsidiary. Immediately after completion of the Merger, we changed our name to “Emmaus Life Sciences, Inc.”

The Merger was treated as a reverse recapitalization under the acquisition method of accounting in accordance with accounting principles generally accepted in the U.S. For accounting purposed, EMI was considered to have acquired us. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

In connection with and prior to the Merger, we contributed and transferred to Telemynd, Inc. (“Telemynd”), a newly formed, wholly owned subsidiary of the Company, all or substantially all our historical business, assets and liabilities and our board of directors declared a stock dividend of one share of the Telemynd common stock held by the Company for each outstanding share of our common stock after giving effect to a 1-for-6 reverse stock split of our outstanding shares of common stock.

 As a result of the spin-off and the Merger, our ongoing business became EMI’s business, which is that of a commercial-stage biopharmaceutical company focused on the development, marketing and sale of innovative treatments and therapies, including those in the rare and orphan disease categories.

Principles of consolidation—The consolidated financial statements include the accounts of the Company, EMI and EMI’s wholly‑owned subsidiary, Emmaus Medical, Inc., and Emmaus Medical, Inc.’s wholly‑owned subsidiaries. All significant intercompany transactions have been eliminated.

The preparation of the consolidated financial statements requires the use of management estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reported period. Actual results could differ materially from those estimates.

Restatement of Prior Period Amounts — In connection with the preparation of our December 31, 2019 consolidated financial statements, we identified the following material errors in our condensed consolidated financial statements as of and for the three months ended March 31, 2019.

1.	The misclassification as equity of warrants issued by EMI in October of 2018, which warrants should have been accounted for as liabilities based upon fair value; and

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

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of March 31, 2019
	Previously Reported	Adjustment		Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,310	$(13,070)	(a)	$2,240
Accounts receivable, net	1,760	301	(c)	2,061
Inventories, net	5,795	—		5,795
Investment in marketable securities	42,873	—		42,873
Marketable securities, pledged to creditor	251	—		251
Prepaid expenses and other current assets	818	(215)	(a), (c)	603
Total current assets	66,807	(12,984)		53,823
Property and equipment, net	153	—		153
Long-term investment at cost	527	—		527
Equity method investment	—	13,470	(a)	13,470
Right of use assets	2,838	—		2,838
Deposits and other assets	410	—		410
Total assets	$70,735	$486		$71,221
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,068	$(371)	(a), (c)	$10,697
Operating lease liabilities, current portion	682	—		682
Other current liabilities	5,217	75	(c)	5,292
Warrant derivative liabilities	—	9,877	(b), (c)	9,877
Notes payable, net of discount	7,000	806	(b)	7,806
Notes payable to related parties	470	—		470
Convertible notes payable, net of discount	15,157	—		15,157
Convertible notes payable to related parties, net of discount	13,896	—		13,896
Total current liabilities	53,490	10,387		63,877
Operating lease liabilities, less current portion	2,478	—		2,478
Other long-term liabilities	35,637	—		35,637
Warrant derivative liabilities	1,447	(1,447)	(c)	—
Notes payable, net of discount, less current portion	1,922	(771)	(b)	1,151
Convertible debentures, net of discount, less current portion	389	—		389
Total liabilities	95,363	8,169		103,532
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued or outstanding	—	—		—
Common stock — par value $0.001 per share, 250,000,000 shares authorized, 37,750,424 shares were issued and outstanding at March 31, 2019	36	2	(d)	38
Additional paid-in capital	146,344	10,164	(b), (e)	156,508
Accumulated other comprehensive income (loss)	(62)	—		(62)
Accumulated deficit	(170,864)	(17,931)	(e)	(188,795)
Total stockholders’ deficit	(24,546)	(7,765)		(32,311)
Noncontrolling interest	(82)	82	(a)	—
Total liabilities & stockholders’ deficit	$70,735	$486		$71,221

(a) EJ Holdings adjustments: the correction of this misstatement resulted in increases of $13.5 million in equity method investment, $114,000 in accounts payable and accrued expenses, and $82,000 in non-controlling interest and decreases of $13.1 million in cash and cash equivalent and $205,000 in prepaid expenses and other current assets.

(b) Warrant adjustments: the correction of this misstatement resulted in increases of $8.5 million in warrant derivative current liabilities and $806,000 in short-term note payable and decreases of $771,000 in long-term notes payable and $9.7 million in additional paid-in capital.

(c) Corrections of other misstatement: period adjustment and reclassification of variable consideration resulted in an increase of $301,000 in accounts receivable and a decrease of $486,000 in accounts payable and accrued expenses, a decrease of $10,000 in income tax receivable and an increase of $23,000 in income tax payable; a correction of accounting treatment for convertible notes resulted in an increase of $1.3 million in additional paid-in capital; a reclassification of GPB warrants resulted an increase of short-term warrant liabilities and a decrease of long-term warrant liabilities of $1.4 million; and a correction of tax provision resulted in an increase of $52,000 in income tax payable.

(d) Retrospective adjustments made to common stock resulted from recapitalization transaction in July 2019.

(e) Balance includes carryforward impact on 2018 restatement adjustments, including cashless warrant adjustments which resulted in an increase in additional paid-in capital and a decrease in retained earnings of $18.3 million.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31, 2019
	Previously Reported	Adjustment		Restated
REVENUES, NET	$5,307	$(600)	(c)	$4,707
COST OF GOODS SOLD	200	59	(c)	259
GROSS PROFIT	$5,107	$(659)		4,448
OPERATING EXPENSES
Research and development	513	—		513
Selling	1,485	(6)	(c)	1,479
General and administrative	3,681	56	(a), (c)	3,737
Total operating expenses	5,679	50		5,729
LOSS FROM OPERATIONS	(572)	(709)		(1,281)
OTHER INCOME (EXPENSE)
Change in fair value of warrant derivative liabilities	(48)	(890)	(b)	(938)
Net gains (losses) on equity investment in marketable securities	(6,457)	—		(6,457)
Gain on equity method investment	—	9	(a)	9
Interest and other income (loss)	(111)	34	(a)	(77)
Interest expense	(6,965)	(1,647)	(b), (c)	(8,612)
Total other income (expenses)	(13,581)	(2,494)		(16,075)
LOSS BEFORE INCOME TAXES	(14,153)	(3,203)		(17,356)
INCOME TAXES	—	52	(c)	52
NET LOSS INCLUDING NONCONTROLLING INTERESTS	(14,153)	(3,255)		(17,408)
Net (income) loss attributable to noncontrolling interest	(14)	14	(a)	—
NET LOSS ATTRIBUTABLE TO THE COMPANY	(14,167)	(3,241)		(17,408)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	8	(1)	(a)	7
Other comprehensive income (loss)	8	(1)		7
COMPREHENSIVE INCOME (LOSS)	(14,145)	(3,256)		(17,401)
Amounts attributable to noncontrolling interest:
Net (income) loss attributable to noncontrolling interest	(14)	14	(a)	—
Foreign currency translation adjustments	(1)	1	(a)	—
Comprehensive (income) loss attributable to noncontrolling interest	(15)	15		—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(14,160)	$(3,241)		$(17,401)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.38)	$(0.09)		$(0.46)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	37,473,431	—		37,473,431

(a) EJ Holdings adjustments: the correction of this misstatement resulted in increases of $55,000 in general and administrative expenses, $9,000 in loss on equity method investment and $34,000 in interest income and decreases of $14,000 in net income attributable to noncontrolling interest and $1,000 in foreign currency translation adjustments.

(b) Warrant adjustments: the correction of this misstatement resulted in an increase of $312,000 in interest expense and a decrease of $890,000 in change in fair value of warrant derivative liabilities.

(c) Corrections of other misstatements: period adjustment of variable consideration resulted in a decrease of $600,000 in revenues, net; reclassification of shipping cost and royalty expense to cost of sales resulted in an increase of $59,000 in cost of sales and decreases of $6,000 and $53,000 in selling expense and general and administrative expense, respectively; correction of stock modification accounting resulted in a decrease of $52,000 in general and administrative expense; correction of accounting treatment for convertible notes resulted in an increase of $1.3 million in interest expense; a correction of tax provision resulted in an increase of $52,000 in tax provision

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,2019
	Previously Reported	Adjustment		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,153)	$(3,255)		$(17,408)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	17	—		17
Amortization of discount of convertible notes	5,641	1,647	(b), (c)	7,288
Foreign exchange adjustments	(19)	108		89
Net losses (gains) on equity investment in marketable securities	6,457	—		6,457
Gain on equity method investment	—	(9)	(a)	(9)
Share-based compensation	536	52	(c)	588
Change in fair value of warrant derivative liabilities	48	890	(a)	938
Net changes in operating assets and liabilities
Accounts receivable	(409)	266		(143)
Inventories	(1,091)	—		(1,091)
Prepaid expenses and other current assets	(83)	(32)		(115)
Other non-current assets	(2,813)	—		(2,813)
Income tax	—	52		52
Accounts payable and accrued expenses	2,339	386		2,725
Deferred revenue	500	—		500
Deferred rent	(287)	—		(287)
Other current liabilities	36	—		36
Other long-term liabilities	1,997	—		1,997
Net cash flows (used in) provided by operating activities	(1,284)	105		(1,179)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(16)	—		(16)
Net cash flows used in investing activities	(16)	—		(16)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of convertible notes	(3,048)	—		(3,048)
Proceeds from exercise of warrants	5	—		5
Proceeds from issuance of common stock	2,530	—		2,530
Proceeds from conversion of notes payable to common stock	21	—		21
Net cash flows used in financing activities	(492)	—		(492)
Effect of exchange rate changes on cash	22	—		22
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,770)	105		(1,665)
Cash and cash equivalents, beginning of period	17,080	(13,175)		3,905
Cash and cash equivalents, end of period	$15,310	$(13,070)		$2,240
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$385	$—		$385
NON-CASH INVESTING AND FINANCING ACTIVITIES
Exercised of warrants and options on cashless basis	$3,374	$—		$3,374
Conversion of notes payable to common stock	$329	$—		$329
Initial recognition of right-of-use lease asset	$2,922	$—		$2,922

Refer to the descriptions of the adjustments in the Condensed Consolidated Balance Sheets and Statements of Comprehensive Loss and their impact on net loss above. In addition, a cash flow classification adjustment related to EJ Holdings resulted in a net decrease to cash flows used by operating activities of $105,000.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10K/A for the year ended December 31, 2020. There have been no material changes in these policies or their application.

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements and believes that these recent pronouncements will not have a material effect on the Company’s condensed consolidated financial statements.

Net loss per share — In accordance with ASC 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Dilutive loss per share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2020 and March 31, 2019, the Company had outstanding potentially dilutive securities exercisable for or convertible into 16,698,829 shares and 17,995,514 shares, respectively, of the Company’s common stock. No potentially dilutive securities were included in the calculation of diluted net income per share since the potential dilutive securities were out of the money for the period ended March 31, 2020 and were anti-dilutive for period ended March 31, 2019.

NOTE 3 — REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019 Restated
Endari®	$6,714	$4,602
Other	240	105
Revenues, net	$6,954	$4,707

The following table summarizes the revenue allowance and accrual activities for the three months ended March 31, 2020 and 2019 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2019	$228	$1,354	$315	$1,897
Provision related to sales in the current year	942	1,122	71	2,135
Adjustments related prior period sales	16	(44)	(22)	(50)
Credit and payments made	(794)	(709)	—	(1,503)
Balance as of March 31, 2020	$392	$1,723	$364	$2,479

Balance as of December 31, 2018	$84	$798	$99	$981
Provision related to sales in the current year	292	729	54	1,075
Credit and payments made	(316)	(581)	—	(897)
Balance as of March 31, 2019, as restated	$60	$946	$153	$1,159

The following table summarizes revenues attributable to each of our customers that accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended March 31,
	2020	2019 Restated
Customer A	54%	65%
Customer B	27%	19%

NOTE 4 — SELECTED FINANCIAL STATEMENT CAPTIONS - ASSETS

Inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials and components	$1,409	$1,187
Work-in-process	1,851	1,629
Finished goods	5,109	5,204
Inventory reserve	(114)	(49)
Total	$8,255	$7,971

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid insurance	$453	$735
Other prepaid expenses and current assets	649	667
	$1,102	$1,402

Property and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Equipment	$338	$335
Leasehold improvements	39	77
Furniture and fixtures	95	95
Total property and equipment	472	507
Less: accumulated depreciation	(330)	(356)
Property and Equipment, net	$142	$151

During the three months ended March 31, 2020 and 2019, depreciation expense was approximately $12,000 and $14,000, respectively.

NOTE 5 — INVESTMENTS

Equity securities— As of March 31, 2020 and December 31, 2019, the Company held 6,643,559 shares of capital stock of Telcon RF Pharmaceutical, Inc., a Korean corporation (formerly, Telcon Inc. and herein “Telcon”), which were acquired in July 2017 for approximately $31.8 million. As of March 31, 2020, and December 31, 2019, the closing prices per Telecon share on the Korean Securities Dealers Automated Quotations (“KOSDAQ”) were approximately $5.23 and $4.20, respectively.

Prior to December 2019, all shares of Telcon common stock were pledged to secure the Company’s obligation under the revised API agreement with Telcon. In December 2019, the API agreement was amended to permit the release of the Telcon shares from the pledge and to permit the Company to sell the shares in exchange for a portion of the net sale proceeds to be used to purchase a 10-year convertible bond of Telcon in the principal amount of approximately $31.8 million to be substituted for the Telcon shares pledged to Telcon to secure the Company’s obligations under the revised API agreement between the Company and Telcon. Refer to Note 6, 11 and 13 for more information regarding this arrangement.

The Company measures all equity investments that do not result in consolidation and are not accounted for under the equity method, at fair value and recognizes any changes in such fair value in earnings. The Company uses quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, the Company has elected the measurement alternative under which the Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired; however, the Company is not required to determine the fair value of these investments unless impairment indicators existed. When impairment indicators exist, the Company generally uses discounted cash flow analyses to determine the fair value. For the three months ended March 31, 2020 and March 31, 2019, respectively, no impairment loss was recognized. For the year ended December 31, 2019, the Company recognized approximately $515,000 in impairment loss on equity securities without readily determinable fair values attributable to an investment in KPS Co., Ltd.

As of March 31, 2020 and December 31, 2019, the carrying values of equity securities were included in the following line items in our consolidated balance sheets (in thousands):

	March 31, 2020	December 31, 2019
	Fair Value with Changes Recognized in Income	Fair Value with Changes Recognized in Income
Marketable securities	$34,768	$27,929
Total equity securities	$34,768	$27,929

Net unrealized gain on marketable securities available-for-sale at March 31, 2020 was approximately $ 6.8 million and net unrealized loss on marketable securities available-for-sale at March 31, 2019 was approximately $6.5 million.

Equity method investment – During 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings to acquire, own and operate an amino acids manufacturing facility in Ube, Japan. As part of the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings voting shares. JIP owns 60% of EJ Holdings voting shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.6 million. The loan was valued at $13.9 million and $13.8 million as of March 31, 2020 and December 31, 2019, respectively. The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. The loan matures on September 30, 2028 and bears interest at the rate of 1% per annum payable annually. The parties also contemplated that the Ube facility will eventually supply the Company with the facility’s output of amino acids, that the operation of the facility will be principally for our benefit and, as such, that major decisions affecting EJ Holdings and the Ube facility will be made by EJ Holdings’ board of directors, a majority of which are representatives of JIP, in consultation with the Company.

EJ Holdings is engaged in reestablishing operations at the Ube facility, including obtaining regulatory approvals for the manufacture of prescription grade L-glutamine (“PGLG”) in accordance with cGMP. EJ Holdings has had no significant revenues since its inception, has depended on loans from the Company to acquire the Ube facility and fund its operations and will continue to be dependent on loans from us or other financing unless and until the Ube facility is activated and EJ Holdings can secure customers for its products.

The Company has determined that EJ Holdings is a variable interest entity, or VIE, based upon the facts that the Company provided the loan financing to acquire the Ube facility and the EJ Holdings activities at the facility are principally for the Company’s benefit. JIP, however, owns 60% of EJ Holdings and is entitled to designate a majority of EJ Holdings’ board of directors and its Chief Executive Officer and outside auditors, and, as such, controls the management, business, and operations of EJ Holdings. Accordingly, the Company accounts for its variable interest in EJ Holdings under the equity method.

The Company’s share of the losses reported by EJ Holdings are classified as net losses from equity method investment. The investment is evaluated for impairment annually and if facts and circumstances indicate that the carrying value may not be recoverable, an impairment charge would be recorded.

The following table sets forth certain financial information of EJ Holdings for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
REVENUES, NET	$84	$57
GROSS PROFIT	84	57
NET INCOME (LOSS)	$(1,021)	$23

NOTE 6 — SELECTED FINANCIAL STATEMENT CAPTIONS - LIABILITIES

Accounts payable and accrued expenses consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable:
Clinical and regulatory expenses	$279	$232
Professional fees	1,347	1,183
Selling expenses	1,068	1,303
Manufacturing costs	6,369	4,541
Other vendors	264	18
Total accounts payable	9,327	7,277
Accrued interest payable, related parties	173	42
Accrued interest payable	462	991
Accrued expenses:
Payroll expenses	868	891
Government rebates and other rebates	1,723	1,355
Due to EJ Holdings	347	238
Other accrued expenses	309	704
Total accrued expenses	3,247	3,188
Total accounts payable and accrued expenses	$13,209	11,498

Other long-term liabilities consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Trade discount	$26,422	$23,242
Unearned revenue	10,536	10,500
Other long-term liabilities	10	8
Total other long-term liabilities	$36,968	$33,750

On June 12, 2017, the Company entered into an API Supply Agreement, as subsequently amended (as so amended, the “API agreement”), with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s requirements for bulk containers of PGLG. The Company purchased $2.0 million and $1.8 million of PGLG from Telcon in the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, and December 31, 2019, respectively, accounts payable to Telcon were $5.8 million and $3.7 million. See Note 11 for additional details.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding March 31, 2020	Discount Amount March 31, 2020	Carrying Amount March 31, 2020	Shares Underlying March 31, 2020
Notes payable
2013	10%	Due on demand	—		$925	$—	$925	—
2019	11%	Due on demand - 6 months	—		2,835	—	2,835	—
2020	11%	Due on demand	—		194	—	194	—
					$3,954	$—	$3,954	$—
		Current			$3,954	$—	$3,954	—
Notes payable - related parties
2016	10%	Due on demand	—		$20	$—	$20	—
2019	10%	Due on demand	—		14	—	14	—
					$34	$—	$34	—
		Current			$34	$—	$34	—
Convertible debentures
2019	10%	18 months	$2.00-$9.52	(a)	$9,200	$2,406	$6,794	4,638,333
					$9,200	$2,406	$6,794	4,638,333
		Current			$8,000	$2,092	$5,908	4,033,333
		Non-current			$1,200	$314	$886	605,000
Convertible note payable
2020	12%	3 years	$10.00	(b)	$3,150	$—	$3,150	316,467
					$3,150	$—	$3,150	316,467
		Current			$3,150	$—	$3,150	316,467
		Total			$16,338	$2,406	$13,932	4,954,800

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2019	Discount Amount December 31, 2019	Carrying Amount December 31, 2019	Shares Underlying Notes December 31, 2019
Notes payable
2013	10%	Due on demand	—		$920	$—	$920	—
2019	11%	Due on demand - 6 months	—		2,829	—	2,829	—
					$3,749	$—	$3,749	$—
		Current			$3,749	$—	$3,749	—
Notes payable - related parties
2016	10%	Due on demand	—		$20	$—	$20	—
2018	11%	Due on demand	—		159	—	159	—
2019	10%	Due on demand	—		14	—	14	—
					$193	$—	$193	—
		Current			$193	$—	$193	—
Convertible debentures
2019	10%	18 months	$2.00-$9.52	(a)	$10,200	$3,185	7,015	1,080,415
					$10,200	$3,185	$7,015	1,080,415
		Current			$10,200	$3,185	$7,015	1,080,415
Convertible note payable
2018	10%	2 years	$10.00	(b)	$3,000	$5	$2,995	363,876
					$3,000	$5	$2,995	363,876
		Current			$3,000	$5	$2,995	363,876
		Total			$17,142	$3,190	$13,952	1,444,291

(a)	The notes are convertible to Emmaus Life Sciences, Inc. shares.
(b)	The notes are convertible to EMI Holding, Inc. shares.

The weighted-average stated interest rate of notes payable was 10% as of March 31, 2020 and December 31, 2019. The average effective annual interest rate of notes payable as of March 31, 2020 and December 31, 2019 was 58% and 66%, respectively, after giving effect to discounts relating to conversion feature, warrants and deferred financing cost in connection with these notes.

As of March 31, 2020, future contractual principal payments due on notes payable were as follows:

Year Ending
2020 (nine months)	$12,138
2021	4,200
Total	$16,338

Immediately prior to the completion of the Merger, all but one of the convertible notes payable were converted into shares of EMI common stock at their respective conversion prices. Upon completion of the Merger, the conversion shares were exchanged for shares of the Company common stock in the same manner as other outstanding shares of common stock of EMI based on the Merger “exchange ratio.” The unconverted convertible note payable is convertible into shares of common stock of EMI at conversion price of $10.00 per share and included in convertible notes payable.

The Company estimates the total fair value of any beneficial conversion feature and any accompanying warrants in allocating the proceeds from the sale of convertible notes payable. The proceeds allocated to the beneficial conversion feature were determined by taking the estimated fair value of shares underlying the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of common stock as of the date of issuance. In situations where the notes included both a beneficial conversion feature and a warrant, the proceeds are allocated to the beneficial conversion feature and the warrants based on their relative fair values.

The 10% Senior Secured Debentures of EMI were amended and restated immediately prior to the Merger to, among other things, make them convertible into shares of common stock of EMI and to provide for adjustments in the conversion shares issuable upon conversion of the Debentures and the conversion price in the event of a merger, reorganization and similar events. Accordingly, upon completion of the Merger the Amended and Restated 10% Senior Secured Convertible Debentures became convertible into shares of common stock of the Company and included in convertible notes payable. See Note 8 for additional information regarding this arrangement.

The conversion feature of the Amended and Restated 10% Senior Secured Convertible Debentures was separately accounted for at fair value as derivative liabilities under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liabilities recorded in earnings. The following table sets forth the fair value of the conversion feature liabilities as of March 31, 2020 and December 31, 2019 (in thousands):

	Three Months Ended	Year ended
Conversion feature liabilities — Amended and Restated 10% Senior Secured Convertible Debentures	March 31, 2020	December 31, 2019
Balance, beginning of period	$1	$—
Fair value at issuance date	—	132
Fair value at debt modification date	118	—
Change in fair value included in the statement of comprehensive (income) loss	29	(131)
Balance, end of period	$148	$1

The value and any change in fair value of conversion feature liabilities are determined using a binomial lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock over successive periods of time.

The fair values as of March 31, 2020, the February 21, 2020 modification date and December 31, 2019 were based upon following assumptions:

	March 31, 2020	February 21, 2020 (Modification date)	December 31, 2019
Stock price	$1.20	$1.89	$1.97
Conversion price	$2.00	$3.00	$9.52
Selected yield	21.09%	19.12%	16.77%
Expected volatility (peer group)	90%	65%	50%
Expected life (in years)	1.06	1.16	0.81
Expected dividend yield	—	—	—
Risk‑free rate	Term structure	Term structure	Term structure

See Note 13 for information regarding the prepayment of the Amended and Restated 10% Senior Secured Convertible Debentures.

The Company is party to a revolving line of credit agreement with Dr. Niihara, the Company’s Chairman and Chief Executive Officer. Under the agreement, at the Company’s request from time to time, Dr. Niihara may, but is not obligated to, loan or re-loan to the Company up to $1,000,000. Outstanding amounts under the agreement are due and payable upon demand and bear interest, payable monthly, at a variable annual rate equal to the Prime Rate in effect from time to time plus 3%. In addition to the payment of interest, the Company is obligated to pay Dr. Niihara a “tax gross-up” intended to make him whole for federal and state income taxes payable by him with respect to interest paid to him in the previous year. The outstanding balances under the revolving line of credit agreement of $600,000 as of March 31, 2020 and December 31, 2019 were reflected in revolving line of credit, related party on the Consolidated Balance Sheet. With the tax-gross up, the effective annual interest rate on the outstanding balance as of March 31, 2020 was 10.4%. The revolving line of credit agreement will expire on November 22, 2022. Refer to Note 12 for more information regarding this arrangement.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Purchase Agreement with GPB—On December 29, 2017, the Company entered into the Purchase Agreement with GPB Debt Holdings II, LLC (“GPB”), pursuant to which the Company issued to GPB a $13 million senior secured convertible promissory note (the “GPB Note”) for an aggregate purchase price of $12.5 million, reflecting a 4.0% original issue discount.

In connection with the issuance of GPB Note, the Company issued to GPB a warrant (the “GPB Warrant”) to purchase up to 240,764 of common stock at an exercise price of $10.80 per share, with customary adjustments for stock splits, stock dividends and other recapitalization events. The GPB Warrant became exercisable six months after issuance and has a term of five years from the initial exercise date.

The Company determined that under ASC 815-40, GPB Warrant should be separately recognized at fair value as a liability. The warrant liability is remeasured at fair value on a recurring basis using Level 3 inputs and any change in the fair value of the liability is recorded in earnings.

The following table presents the change in fair value of the GPB Warrant as of March 31, 2020 and December 31, 2019 (in thousands):

	Three Months Ended	Year Ended
Warrant Liability—GPB	March 31, 2020	December 31, 2019
Balance, beginning of period	$38	$1,399
Change in fair value included in the statement of comprehensive loss	(25)	(1,361)
Balance, end of period	$13	$38

The fair value of the warrant derivative liability was determined using the Black-Scholes option pricing model.

The value as of the dates set forth in the table above was based on upon following assumptions:

	March 31, 2020	December 31, 2019
Stock price	$1.20	$1.97
Risk‑free interest rate	0.30%	1.64%
Expected volatility (peer group)	65.00%	60.00%
Expected life (in years)	3.25	3.50
Expected dividend yield	0.00%	0.00%
Number outstanding	252,802	252,802

Purchase Agreement with Holders of 10% Senior Secured Debentures—In October 2018, EMI sold and issued $12.2 million principal amount of 10% Senior Secured Debentures and common stock purchase warrants to purchase an aggregate of up to 1,220,000 shares of EMI common stock to a limited number of accredited investors. EMI’s obligations under the Debentures were secured by a security interest in substantially all EMI assets and guaranteed by EMI’s U.S. subsidiaries. The net proceeds of the sale of the debentures and warrants were used to fund EMI’s original $13.2 million loan to EJ Holdings in October 2018 reflected on the Company’s consolidated balance sheets.

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

Pursuant to the terms of a securities amendment agreement entered into on February 21, 2020, the Amended and Restated 10% Senior Secured Convertible Debentures were once again amended and restated in their entirety to extend their maturity date to April 21, 2021 and reduce the conversion price thereof to $3.00 per share from $9.52 per share. The related amended and restate common stock purchase warrants also were amended and restated again to reduce the exercise price thereof to $3.00 per share from $5.87 per share. The newly Amended and Restated 10% Senior Secured Convertible Debentures and related newly amended and restated warrants provide for so-called full-ratchet anti-dilution adjustments in the event we sell or issue shares of common stock or common stock equivalents at an effective price per share less than the conversion price of the debentures or the exercise price of the warrants, subject to certain exceptions. The conversion price of the Amended and Restated 10% Senior Secured Convertible Debentures and the exercise price of the related amended and restated warrants were reduced to $2.00 a share as a result of the Company’s sale of 100,000 shares of common stock at a price of $2.00 a share under the Purchase Agreement with Lincoln Park Capital LLC described below and were subsequently reduced again as described in Note 13.  See Note 13 for information regarding our recent prepayment of the Debentures.

The Company evaluated the common stock purchase warrants issued in connection with the original issuance of the 10% Senior Secured Debentures in October 2018 under ASC 815-40 and concluded that the warrants should be separately recognized at fair value as a liability. The liability is remeasured at fair value on a recurring basis using Level 3 input and any changes in fair value is recorded in earnings. In 2019, the Debentures were amended and restated to be convertible into common stock of EMI immediately prior to completion of the Merger, which resulted in the related warrants being reclassified to equity. The warrants also were amended and restated in their entirety in connection with the Merger.

The exercise price of the amended and restated warrants was reduced to $2.00 per share in February 2020 pursuant to the anti-dilution adjustment provisions of the warrants and were valued using Black-Scholes-Merton model. The fair values as of agreement date and the anti-dilution adjustments date were based upon following assumptions:

	February 28, 2020 (Anti-dilution adjustment date)	February 21, 2020 (Amendment date)
Exercise price	$2.00	$3.00
Common stock fair value	$1.60	$1.89
Volatility	93.00%	92.00%
Risk-free rate	0.86%	1.29%
Expected life (in years)	3.54	3.56

A summary of outstanding warrants as of March 31, 2020 and December 31, 2019 is presented below:

	March 31, 2020	December 31, 2019
Warrants outstanding, beginning of period	4,931,099	3,436,431
Assumed as part of Merger	—	1,044,939
Granted	—	500,729
Exercised	—	(51,000)
Cancelled, forfeited or expired	(115,953)	—
Warrants outstanding, end of period	4,815,146	4,931,099

A summary of outstanding warrants by year issued and exercise price as of March 31, 2020 is presented below:

		Outstanding			Exercisable
Year issued and Exercise Price		Number of Warrants Issued	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Total	Weighted-Average Exercise Price
Prior to January 1, 2019
	$2.00-$10.76	3,439,007	2.38	$4.38	3,439,007	$4.38
Prior to Jan 1, 2019 Total		3,439,007			3,439,007
At December 31, 2019
	$6.12	32,391	4.16	$6.12	32,391	$6.12
	$12.00	76,575	3.48	$12.00	76,575	$12.00
	$14.04	174,999	2.99	$14.04	174,999	$14.04
	$31.50	737,975	2.32	$31.50	737,975	$31.50
	$36.24	22,333	2.32	$36.24	22,333	$36.24
	$60.00	666	0.75	$60.00	666	$60.00
	$2.00	256,200	3.56	$2.00	256,200	$2.00
	$7.68	75,000	4.30	$7.68	75,000	$7.68
	2019 Total	1,376,139			1,376,139
At March 31, 2020
	Total	4,815,146			4,815,146

Summary of Plans – Upon completion of the Merger, the EMI Amended and Restated 2011 Stock Incentive Plan was assumed by the Company. The 2011 Stock Incentive Plan permits grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. Options granted under the 2011 Stock Incentive Plan expire ten years after grant. Options granted to directors vest in equal quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to the optionee’s all based on continuous service with the Company. Each stock option outstanding under the 2011 Stock Incentive Plan at the effective time of the Merger was automatically converted into a stock option to purchase a number of shares of the Company’s common stock and at an exercise price calculated based on the exchange ratio in the Merger.

The Company also has an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company may grant stock options and other stock awards to selected employees including officers, and to non-employee consultants and non-employee directors. All outstanding stock award under the 2012 Omnibus Incentive Compensation Plan were fully vested prior to the Merger and the Company intends not to make any further awards under thereunder.

Stock options—During the three months ended March 31, 2020, the Company did not issue any stock options. During the year ended December 31, 2019, the Company granted stock options to purchase 50,000 shares of Company common stock. All the options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares as follows: as to one‑third  of the shares on the first anniversary of the grant date, and as to the remaining two‑thirds  shares in twenty‑four approximately equal monthly installments over a period of two years thereafter.

A summary of outstanding stock options as of March 31, 2020 and December 31, 2019 is presented below.

	March 31, 2020		December 31, 2019
	Number of Options	Weighted‑ Average Exercise Price	Number of Options		Weighted‑ Average Exercise Price
Options outstanding, beginning of period	7,245,350	$4.68	6,642,200		$4.40
Granted or deemed granted	—	$—	636,683	(a)	$10.10
Exercised	—	$—	(167)		$5.00
Cancelled, forfeited and expired	—	$—	(33,366)		$11.29
Options outstanding, end of period	7,245,350	$4.68	7,245,350		$4.68
Options exercisable, end of period	7,039,339	$4.51	7,001,680		$4.47
Options available for future grant	2,167,150		2,167,150

(a)	Upon the Merger, the exercise prices of outstanding EMI options and number of shares of the Company common stock underlying the options were adjusted based upon the exchange ratio in the Merger.

During the three months ended March 31, 2020 and March 31, 2019, the Company recognized approximately $0.2 million and $0.6. million, respectively, of share-based compensation expense. As of March 31, 2020, there was approximately $1.9 million of total unrecognized compensation expense related to unvested share-based compensation which is expected to be recognized over the weighted-average remaining vesting period of 1.5 years.

Purchase Agreement with Lincoln Park Capital Fund, LLC—On February 28, 2020, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may elect to sell to LPC from time to time up to $25,000,000 in shares of its common stock, subject to certain limitations and conditions set forth in the Purchase Agreement, including 100,000 initial shares that the Company sold to LPC at a price of $2.00 per share.

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

As of the date of filing of this Quarterly Report, the Company was out of compliance with certain terms and conditions of the Purchase Agreement and unable to utilize the Purchase Agreement.  The Company may seek to bring itself into compliance or seek an appropriate waiver from LPC to regain the ability to utilize the Purchase Agreement, but there can be no assurance when or whether the Company may be able to do so. If the Company is able to utilize the Purchase Agreement, whether or to what extent the Company sells shares of common stock to LPC under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, its net revenue and other results of operations, its working capital and other funding needs, the prevailing market prices of the Company’s common stock and the availability of other sources of funding.

NOTE 9 — INCOME TAX

The quarterly provision for or benefit from income taxes is computed at an estimated annual effective tax rate to the year-to-date pre-tax income (loss).

For the three months ended March 31, 2020, the Company recorded a provision for income tax of $0.3 million. For the three months ended March 31, 2019, the Company recorded a provision for income tax of $52,000. The provisions for income taxes for the three months ended March 31, 2020, and 2019 were primarily related to state tax.  The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The Company established a full valuation allowance against its federal and state deferred tax asset and there was no unrecognized tax benefit as of March 31 2020 or 2019.

NOTE 10 — LEASES

Operating leases — The Company leases its office space under operating leases with unrelated entities.

The Company leased 21,293 square feet of office space for our headquarters in Torrance, California, at a base rental of $78,543 per month, which lease will expire on September 30, 2026. The Company also leased an additional 1,850 square feet office space in New York, New York, at a base rent of $8,479, which leases will expire on January 31, 2023.

In addition, the Company leased 1,322 square feet of office space in Tokyo, Japan, which the lease will expire on September 30, 2020.

The rent expense during the three months ended March 31, 2020 and 2019 amounted to approximately $311,000 and $201,000, respectively.

Future minimum lease payments under the lease agreements were as follows as of March 31, 2020 (in thousands):

Amount
2020 (nine months)	$811
2021	1,080
2022	1,110
2023	1,043
2024 and thereafter	2,983
Total lease payments	7,027
Less: Interest	2,138
Present value of lease liabilities	$4,889

The Company adopted Accounting Standard Update (“ASU”) 2016-02 – Lease (“Topic 842”) on January 1, 2019 using a modified retrospective approach and elected the transition method and the practical expedients permitted under the transition guidance, which allowed to carryforward the historical lease classification and our assessment on whether a contract is or contains a lease. The Company also elected to combine lease and non-lease components, such as common area maintenance charges, as single lease and elected to use the short-term lease exception permitted by the standard as noted in Note 2.

As a result of the adoption of Topic 842 on January 1, 2019, the Company recorded a $3.0 million in operating right-of-use asset and $3.3 million in lease liability and derecognized $287,000 of deferred rent as of the adoption date. These were calculated using the present value of the Company’s remaining lease payments using an estimated incremental borrowing rate. The Company also recorded a $29,000 cumulative effect increase on our accumulated deficit as of January 1, 2019. As of March 31, 2020, the Company had an operating lease right-of-use asset of $4.3 million and lease liability of $4.9 million in the balance sheet. The weighted average remaining term of the Company’s leases as of March 31, 2020 was 6.3 years and the weighted-average discount rate was 12.8%.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

API Supply Agreement — On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon paid the Company approximately $31.8 million in consideration of the right to supply 25% of the Company’s requirements for bulk containers of PGLG for a fifteen-year term. The amount was recorded as deferred trade discount. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain terms of the original API Supply Agreement (the “revised API agreement”). The revised API agreement is effective for a term of five years and will renew automatically for 10 successive one-year renewal periods, except as either party may determine. In the revised API agreement, the Company has agreed to purchase a total of 940,000 kilograms of PGLG at $50 per kilogram, or a total of $47.0 million, over the term of the agreement. In September 2018, the Company entered into an agreement with Ajinomoto Health and Nutrition North America, Inc. (“Ajinomoto”), the producer of the PGLG, and Telcon to facilitate Telcon’s purchase of PGLG from Ajinomoto for resale to the Company under the revised API agreement.

On June 16, 2019, the Company entered into an agreement with Telcon to adjust the price payable to Telcon under the revised API agreement from $50 per kilogram of PGLG to $100 per kilogram from July 1, 2019 through June 30, 2020, with the price payable after June 30, 2020 to be subject to agreement between the parties. The PGLG raw material purchased from Telcon is recorded in inventory at net realizable value and the excess purchase price is recorded against deferred trade discount. Refer to Note 6 for more information.

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to our loans from related persons outstanding as of March 31, 2020 and interest paid during the three months ended March 31, 2020 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at March 31, 2020	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	$20	$—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	—	35
	Lan T. Tran (2)	10%	2/9/2019	Due on Demand	14	—
				Subtotal	34	35
Revolving line of credit agreement
	Yutaka Niihara (2)	5.25%	12/27/2019	Due on Demand	600	10
				Subtotal	600	10
				Total	$634	$45

The following table sets forth information relating to our loans from related persons outstanding at any time during the year ended December 31, 2019:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2019	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate
Current, Promissory note payable to related parties:
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	$20	$20	$—	$—	—
	Hope International Hospice, Inc. (1)	10%	6/3/2016	Due on Demand	—	250	250	78	—
	Lan T. Tran (2)	10%	2/9/2017	Due on Demand	—	12	—	2	—
	Yutaka Niihara (2)(3)	10%	9/14/2017	Due on Demand	—	904	27	2	—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	159	159	—	—	—
	Lan T. Tran (2)	10%	2/9/2019	Due on Demand	14	14	—	—	—
				Subtotal	193	1,359	277	82
Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	—	200	200	56	$3.30
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	—	200	200	73	$4.50
	Wei Peu Zen (3)	10%	11/6/2017	2 years	—	5,000	5,000	597	$10.00
	Profit Preview International Group, Ltd. (4)	10%	2/1/2018	2 years	—	4,037	4,037	385	$10.00
	Profit Preview International Group, Ltd. (4)	10%	3/21/2018	2 years	—	5,363	5,363	442	$10.00
				Subtotal	—	14,800	14,800	1,553
Revolving line of credit agreement
	Yutaka Niihara (2)	5%	12/27/2019	Due on Demand	600	600	—	—
				Subtotal	600	600	—	—
				Total	$793	$16,759	$15,077	$1,635

(1)	Dr. Niihara, a Director and the Chairman, and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc.
(2)	Officer.
(3)	Director.
(4)	Mr. Zen, a Director of the Company, is the sole owner of Profit Preview International Group, Ltd.

See Notes 6, 11 and 13 for a discussion of the Company’s distribution and supply agreements with Telcon, which holds 4,147,491 shares of the Company common stock, or approximately 8.6% of the common stock outstanding as of March 31, 2020. As of March 31, 2020, the Company held 6,643,559 shares of Telcon stock as discussed in Note 5.

NOTE 13 — SUBSEQUENT EVENTS

  On May 8, 2020, the Company received a loan in the amount of $797,840 under the Small Business Administration Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan, which was in the form of a Promissory Note dated April 29, 2020, matures on April 29, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on December 8, 2020 unless the PPP loan forgiveness process has commenced or is forgiven prior to the date of the first monthly payment. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The loan and accrued interest are forgivable after a specific period as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness would be reduced if the Company were to terminate employees or reduce salaries during such period. The Company believes it has used the entire loan amount for purposes consistent with the PPP and has applied for forgiveness of the loan on October 30, 2020. There is no assurance that the loan will be forgiven.

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

On September 22, 2020, the Company and EMI entered into a securities amendment agreement (the “September 2020 Amendment”) with the holders of our outstanding 10% Senior Secured Convertible Debentures described above. The September 2020 Amendment amended in certain respects the securities purchase agreement among EMI and the Debenture holders originally entered into on September 8, 2018, as amended by the February 2020 Amendment, and provides that the Debentures are to be amended in certain respects as set forth in the form of Allonge Amendment No. 1 to the debentures included in the September 2020 Agreement (the “Allonge”). Pursuant to the Allonge, the aggregate monthly redemption payments under the Debentures were reduced to $500,000 from $1,000,000 in principal amount and the maturity date of the Debentures was extended from April 21, 2021 to August 31, 2021. The monthly redemption payments resumed in September 2020 and will continue on the first day of each month thereafter commencing October 1, 2020. The remaining principal balance of the Debentures will be due and payable upon maturity, subject to mandatory prepayment in connection with certain “Capital Events” as defined.

In consideration of the Debenture holder’s financial accommodations to the Company, the Company issued to the holders, pro rata based upon the relative principal amounts of their Debentures, five-year common stock purchase warrants to purchase a total of up to 1,840,000 shares of the Company common stock at an exercise price of $2.00 a share. The warrants provide for so-called full-ratchet anti-dilution adjustments in the event the Company sells or issues shares of common stock or common stock equivalents at an effective price per share less than the exercise price of the warrants, subject to certain exceptions. The exercise price also remains subject to adjustment for stock splits and other customary events. In October 2018, the Company granted to T.R. Winston and its affiliates for services relating to the September 2020 Amendment common stock purchase warrants to purchase up to 75,000 shares of the Company common stock at an exercise price of $2.10 a share and otherwise on terms identical to the warrants issued to the debenture holders described above. In March 2021, the conversion price of the Debentures, which have since been retired and the exercise price of the these and the other warrants related to the Debentures was reduced to $1.54 in connection with our issuance of shares of common stock to Kainos Medicine, Inc. referred to below in this Note 13. In March 2021, we prepaid the Debentures in full in accordance with their terms.

On September 28, 2020, the Company entered into a convertible bond purchase agreement with Telcon pursuant to which it purchased on October 16, 2020 at face value a convertible bond of Telcon in the principal amount of $26.1 million, on the terms described in the purchase agreement. The Company purchased the convertible bond with a portion of the net proceeds from the sale of Telcon common shares owned by us. The sale of the Telcon shares and purchase of the Telcon convertible bond was in accordance with our December 23, 2019 agreement with Telcon. As contemplated by the December 23, 2019 agreement, the convertible bond and any proceeds therefrom, including proceeds from any exercise of the call option or early redemption right described below, replace the Company’s former Telcon shares and proceeds therefrom as collateral under the revised API Supply Agreement with Telcon.

The Telcon convertible bond matures on October 16, 2030 and bears interest at the rate of 2.1% a year, payable quarterly. Beginning on October 16, 2021, the holder of the convertible bond will be entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. To the extent not previously redeemed, the principal amount of the bond will be due upon maturity. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of approximately $8.00 per share. The conversion price is subject to antidilution adjustments in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares, a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event.

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

On October 28, 2020, the Company entered into a loan agreement with EJ Holdings pursuant to which it agreed to loan to EJ Holdings a total of approximately $6.5 million, in monthly installments through March 2021, including approximately $4.0 million, loaned through December 31, 2020. The loans will be unsecured general obligations of EJ Holdings, will bear interest at a nominal annual rate payable on September 30 of each year beginning in 2021 and will be due and payable in a lump sum at maturity on September 30, 2028. The proceeds of the loans will be used by EJ Holdings to fund its activities and operations at its Ube facility as described under “Equity method investment” in Note 5 above.

On February 9, 2021, the Company entered into a securities purchase agreement with an effective date of February 8, 2021 pursuant to which the Company agreed to sell and issue to the purchasers thereunder in a private placement pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder a total of up to $17 million in principal amount of convertible promissory notes of the Company for a purchase price equal to the principal amount thereof. As of April 5, 2021, the Company had sold approximately $14.5 million of the convertible promissory notes.  Of the net proceeds from the sale of the convertible promissory notes, $6.2 million was used to prepay the outstanding 10% Senior Secured Convertible Debentures as described above.

Commencing one year from the original issue date, the convertible promissory notes will be convertible at the option of the holder into shares of the Company common stock at an initial conversion price of $1.48 per share, which equaled the “Average VWAP” (as defined) of our common stock on the effective date. The initial conversion price will be adjusted as of the end of each three-month period following the original issue date, commencing May 31, 2021, to equal the Average VWAP as of the end of such three-month period if such Average VWAP is less than the then-conversion price. The conversion price will be subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes.

The convertible promissory notes will bear interest at the rate of 2% per annum payable semi-annually on the last business day of August and January of each year and will mature on the 3rd anniversary of the original issue date.  The convertible promissory notes will become prepayable in whole or in part at the election of the holders on or after February 28, 2022 if our common shall not have been approved for listing on the NYSE American, the Nasdaq Capital Market or other “Trading Market” (as defined). The Company will be entitled to prepay up to 50% of the principal amount of the convertible promissory notes at any time after the first anniversary and on or before the second anniversary of the original issue date for a prepayment amount equal to the principal amount being prepaid, accrued and unpaid interest thereon and a prepayment premium equal to 50% of such principal amount. The convertible promissory notes are general, unsecured obligations of the Company.

Effective February 22, 2021, the Company’s subsidiary, Emmaus Medical, Inc., or Emmaus Medical, entered into a purchase and sale agreement with Prestige Capital Finance, LLC, or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 70% (subject to increase to 75%) of the face amount of the accounts receivable, subject to a $7,500,000 cap on advances at any time. The balance of the face amount of the accounts receivable will be reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable. Emmaus Medical’s obligations to Prestige Capital under the purchase and sale agreement are secured by a security interest in the accounts receivable and all or substantially all other assets of Emmaus Medical.

In connection with the purchase and sale agreement, the Company agreed to guarantee Emmaus Medical’s obligations under the purchase and sale agreement. The Company’s obligations under the guarantee are unsecured.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, the terms, “we,” “us,” “our,” “Emmaus” or the “Company” refer to Emmaus Life Sciences, Inc., (formerly “MYnd Analytics, Inc.”) and its direct and indirect subsidiaries.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on January 25, 2021 (the “Annual Report”).

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations are forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including those set forth in the “Risk Factors” section of the Annual Report, many of which are beyond our control.

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

Until we began marketing and selling Endari® in the U.S. in early 2018, we had minimal revenues and relied upon funding from sales of equity securities and debt financings and loans, including loans from related parties to fund our business and operations. As of March 31, 2020, our accumulated deficit was $220.9 million and we had cash and cash equivalents of $2.2 million. We expect net revenues to increase as we expand our commercialization of Endari® in the U.S. and expand or commence early access programs and eventual marketing and commercialization abroad.

Until we can generate sufficient net revenues, our future cash requirements are expected to be financed through public or private equity or debt financings, loans or corporate collaboration and licensing agreement.

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

Sales Discounts: We provide our customers prompt payment and large order discounts and from time to time offer additional discounts for bulk orders that are recorded as a reduction of revenue in the period the revenue is recognized. Sales attributable to one-time discounts offered by us increased in 2019 and in the three months ended March 31, 2020 and may adversely affect sales in subsequent periods.

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

Research and Development Expenses

Research and development expenses consist of expenditures for new products and technologies consisting primarily of fees paid to contract research organizations (“CRO”) that conduct clinical trials of our product candidates, payroll-related expenses, study site payments, consultant fees and activities related to regulatory filings, manufacturing development costs and other related costs. The costs of later-stage clinical studies such as Phase 2 and 3 trials are generally higher than those of earlier studies. This is primarily due to the larger size, expanded scope, patient related healthcare and regulatory compliance costs, and generally longer duration of later-stage clinical studies.

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

Due to the inherently unpredictable nature of the drug approval process and the interpretation of the regulatory requirements, we are unable to estimate the amount of costs of obtaining regulatory approval of Endari® outside of the U.S. or the development of our other preclinical and clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. These and other risks and uncertainties relating to product development are described in the Annual Report under the headings “Risk Factors—Risks Related to Our Business” and “Risk Factors—Risks Related to Regulatory Oversight of Our Business and Compliance with Law.”

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs, including share-based compensation for our directors and executive officers, of our employees, including our in-house commercialization team. Other general and administrative expenses include facility costs, patent filing costs and professional fees and expenses for legal, consulting, auditing and tax services. Inflation has not had a material impact on our general and administrative expenses over the past two years.

Selling Expenses

Selling expenses consist principally of salaries and related costs for personnel involved in the launch, promotion, sale and marketing of our products. Other selling cost include advertising, third party consulting costs, the cost of contracted and in-house sales personnel and travel-related costs. We expect selling expenses to increase as we acquire additional sales and administrative personnel to support the commercialization of Endari® in the U.S. and abroad.

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first-in, first-out basis at the lower of cost or net realizable value. Substantially all raw materials purchased during the three months ended March 31, 2020 and 2019 were supplied by one vendor.

Results of Operations:

Three months ended March 31, 2020 and 2019

Revenues, Net. Net revenues increased by $2.3 million, or 48%, to $7.0 million for the three months ended March 31, 2020 compared to $4.7 million for the three months ended March 31, 2019. The increase in net revenues was primarily attributable to the higher market acceptance of Endari® and expansion of our customer base and, to a lesser extent, a 4.0% price increase for Endari® implemented January 1, 2020.

Cost of Goods Sold. Cost of goods sold increased by $0.2 million or 85%, to $0.5 million for the three months ended March 31, 2020 compared to $0.3 million for the three months ended March 31, 2019. Substantially all the raw material purchased during the three months ended March 31, 2020 and 2019 were from one vendor.

Research and Development Expenses. Research and development expenses increased by $0.1 million, or 20%, to $0.6 million for the three months ended March 31, 2020 compared to $0.5 million for the three months ended March 31, 2019. This increase was primarily due to an increase in expenses related to our sponsored diverticulosis study. We expect our research and development costs to increase in the remainder of 2020 as the study progresses.

Selling Expenses. Selling expenses decreased by $0.4 million, or 28%, to $1.1 million for the three months ended March 31, 2019 compared to $1.5 million for the three months ended March 31, 2019. The decrease in selling expenses was primarily due to a decrease of $1.1 million in contract sales force fees for Endari® offset by an increase of $0.7 million in in-house sales team compensation as we have relied on our in-house commercial team for marketing of Endari® in the U.S. starting in January 2020.

General and Administrative Expenses. General and administrative expenses decreased slightly by $0.1 million, or 2%, to $3.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease of general and administrative expenses was primarily due to a decrease of $0.4 million in shared-based compensation expenses partially offset by increases of $0.2 million in insurance expenses and $0.1 million in office rent expenses.

Other Income (Expense). Total other income increased by $20.7 million, or 129%, to $4.7 million for the three months ended March 31, 2020, compared to $16.1 million of other expense for the three months ended March 31, 2019. The increase in other income was primarily due to an increase of approximately $13.3 million in net gain on investment in marketable securities and a decrease of $6.8 million in interest expense.

Net Income (Loss). Net income for the three months ended March 31, 2020 increased by $22.9 million, or 132% to $5.5 million from a net loss of $17.4 million for the three months ended March 31, 2019. The increase was primarily a result of increases of $20.7 million in other income and $2.4 million in income from operations as discussed above. These results are not necessarily indicative of the expected results for the full year.

Liquidity and Capital Resources

We anticipate that we will continue to incur net losses for the foreseeable future until we can generate increased net revenues from Endari® sales. Based on our losses, anticipated future revenues and operating expenses, cash and cash equivalents of $2.5 million as of December 31, 2020, and the remaining net proceeds from the recent sale of convertible promissory notes described below, we believe our working capital is sufficient to meet our needs through at least through the third quarter of 2022. If future revenues are less than anticipated or we incur more expenses than we anticipate, we may not have sufficient operating capital for our business without curtailing certain operations or raising additional capital. Except as described below, we have no understanding or arrangements with respect to future financings, and there can be no assurance of the availability of such capital on terms acceptable to us or at all.

On February 28, 2020, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we may elect to sell to LPC up to $25,000,000 in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement from time to time over the 36-month term of the Purchase Agreement. As of the date of filing of this Quarterly Report, we are out of compliance with certain terms and conditions of the Purchase Agreement and unable to utilize the Purchase Agreement.  We may seek to bring the Company into compliance or seek an appropriate waiver from LPC to regain our ability to utilize the Purchase Agreement, but there can be no assurance when or whether we may be able to do so.

On February 9, 2021, the Company entered into a securities purchase agreement with an effective date of February 8, 2021 pursuant to which the Company has agreed to sell and issue to the purchasers thereunder in a private placement pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder a total of up to $17 million in principal amount of convertible promissory notes of the Company for a purchase price equal to the principal amount thereof. As of March 31, 2021, we had sold approximately $14.5 million of the convertible promissory notes.  Of the net proceeds from the sale of the convertible promissory notes, $6.2 million was used to prepay the outstanding 10% Senior Secured Convertible Debentures as described above.

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

Cash flows for the three months ended March 31, 2020 and March 31, 2019

Net cash from operating activities

Net cash provided by operating activities increased by $3.0 million, or 253%, to $1.8 million for the three months ended March 31, 2020 from net cash used in operation activities of $1.2 million for the three months ended March 31, 2019. This increase was primarily due to a $2.4 million increase in income from operations.

Net cash from investing activities

Net cash provided by (used in) investing activities was not material for the three months ended March 31, 2020 or March 31, 2019.

Net cash from financing activities

Net cash used in financing activities increased by $0.9 million, or 176%, to $1.4 million for the three months ended March 31, 2020 from $0.5 million for the three months ended March 31, 2019. This increase was the result of a decrease in proceeds from the issuance of common stock to $0.1 million for the three months ended March 31, 2020 from $2.5 million for the same period in 2019, which was partially offset by the decreased repayments of convertible notes to $1.5 million during the three months ended March 31, 2020 from $3.0 million for the same period in 2019.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2020.

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

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our DCP. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s DCP were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness and Plan of Remediation

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that pose a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses might cause information required to be disclosed by the Company in the reports that it files or submits to not be recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of March 31, 2020. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our DCP were not effective as of March 31, 2020, because of the continuance of a material weaknesses  in our internal control over financial reporting first identified in 2019 due to inadequate application of GAAP on certain complex transactions, inadequate financial closing process, timely filing of periodic and annual financial statements, segregation of duties including access control of information technology especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account process and insufficient entity risk assessment process.

In 2019, we began to implement measures designed to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses, including, without limitation:

•	engaging a third-party accounting consulting firm to assist us in the review of our application of GAAP on complex debt financing transactions and revenue recognition under ASC 606;

•	using a GAAP Disclosure and SEC Reporting Checklist;

•	increasing the continuing professional training and academic education on accounting subjects for accounting staff;

•	enhancing the level of the precision of review controls related to our financial close and reporting; and

•	engaging other supplemental internal and external resources.

Our management and board of directors are committed to the remediation of the material weaknesses, as well as the continued improvement of our overall system of internal control over financial reporting. In addition to the measures described above, we also intend to consider upgrading our financial accounting systems and software as our finances permit. Further, we will consider establishing a Disclosure Committee to ensure more effective internal communications significant transactions.

We believe these measures will remediate the control deficiencies that gave rise to the material weakness. As we continue to evaluate and work to remediate these control deficiencies, we may determine that additional remediation measures may be required.

We are committed to maintaining a strong internal control environment and believe that these remediation actions will represent improvements in our internal control over financial reporting when they are fully implemented. The material weaknesses will not be considered fully remediated until controls have been designed and implemented for a sufficient period of time for our management to conclude that the control environment is operating effectively. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting and DCP.

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

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Please refer to the “Risk Factors” section of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of February 27, 2020, we entered into a securities amendment agreement (the “Amendment”) with the holders of $9.2 million principal amount of the outstanding Amended and Restated 10% Senior Secured Convertible Debentures (the “Former Debentures”) and related outstanding amended and restated common stock purchase warrants to purchase up to 1,663,200 shares of Company common stock (the “Former Warrants”). Pursuant to the Amendment, the Former Debentures and the Former Warrants were amended to, among other things, reduce the conversion price and the exercise price thereof to $3.00 per share from $9.52 and $5.87, respectively, per share and restated in their entirety.

The exchange of the newly Amended and Restated 10% Senior Secured Convertible Debentures of EMI and newly amended and restated warrants of the Company for the Former Debentures and the Former Warrants was made without registration under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration afforded by Section 3(a)(9) of the Act for securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is given directly or indirectly for soliciting such exchange.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished

1.1	Purchase Agreement dated as of February 28, 2020 between Emmaus Life Sciences, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-35527	1.1	March 3, 2020
4.1	Form of Second Amended and Restated 10% Senior Secured Convertible Debenture Due April 21, 2021 of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.)	8-K	001-35527	4.1	February 27, 2020
4.2	Form of Second Amended and Restated Common Stock Purchase Warrant.	8-K	001-35527	4.2	February 27, 2020
10.1	Amendment No. 2 to Convertible Promissory Note of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) dated as of January 15, 2020	10-K	001-35527	10.37	May 4, 2021
10.2	Registration Rights Agreement dated as of February 28, 2020 between Emmaus Life Sciences, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-35527	10.1	March 3, 2020
31.1+	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2+	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Emmaus Life Sciences, Inc.

Dated: August 25, 2021	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Its:	Chief Executive Officer

	By:	/s/ Yasushi Nagasaki
	Name:	Yasushi Nagasaki
	Its:	Interim Chief Financial Officer