Form 10-Q
period 2020-06-30
Emmaus Life Sciences, Inc.
filed 2021-08-26
CIK 822370

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended June 30, 2020

INDEX

		Page
	EXPLANATORY NOTE	3

Part I. Financial Information

Item 1.	Financial Statements	4

	(a)Condensed Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019	4

	(b)Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019 (Unaudited)	5

	(c)Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the six months ended June 30, 2020 and 2019 (Unaudited)	6

	(d)Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (Unaudited)	7

	(e)Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

Signatures		37

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on July 8, 2020, the board of directors of the Emmaus Life Sciences, Inc. (“we,” “us,” “our,” “Emmaus” or the “Company”), based on the recommendation of the audit committee, concluded that, because of errors identified in the previously issued annual financial statements of our EMI Holding, Inc. subsidiary, or EMI, for the year ended December 31, 2018 as well as EMI’s unaudited consolidated financial statements for the three months ended March 31, 2019 and the three and six months ended June 30, 2019 included in our Current Report on Form 8-K/A filed with the SEC on August 8, 2019, and our previously filed unaudited consolidated financial statements for the three and nine months ended September 30, 2019, the Company would restate the previously issued financial statements. The previously issued financial statements of EMI preceded our merger with EMI in July 2019.

We determined that these errors were the result of material weaknesses in internal control over financial reporting as described in management’s report as of December 31, 2019 in Part II—Item 9A – Controls and Procedures of our Annual Report on Form 10K filed with the SEC on January 25, 2021.

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

Please see Note 1 of Notes to Condensed Consolidated Financial Statements for the impact of the restatement on our financial statements as of and for the three months and six months ended June 30, 2019.

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of
	June 30, 2020
	(Unaudited)	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,032	$1,769
Restricted cash	7	—
Accounts receivable, net	1,457	2,150
Inventories, net	7,863	7,971
Investment in marketable securities	27,007	27,929
Prepaid expenses and other current assets	1,170	1,402
Total current assets	38,536	41,221
Property and equipment, net	141	151
Equity method investment	13,005	13,325
Right of use assets	4,283	4,474
Deposits and other assets	285	285
Total assets	$56,250	$59,456
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,377	$11,498
Operating lease liabilities	1,103	991
Other current liabilities	957	5,748
Revolving line of credit to related parties, net	600	600
Warrant derivative liabilities	1,539	38
Notes payable, current portion	4,271	3,749
Notes payable to related parties	34	193
Convertible debentures, net of discount	7,594	7,015
Convertible note payable, net of discount	—	2,995
Total current liabilities	26,475	32,827
Operating lease liabilities, less current portion	3,722	3,932
Other long-term liabilities	36,434	33,750
Notes payable, less current portion	488	—
Convertible note payable	3,150	—
Total liabilities	70,269	70,509
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000,000 shares authorized, 48,987,189 shares and 48,471,446 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	49	48
Additional paid-in capital	216,376	215,207
Accumulated other comprehensive loss	(51)	(79)
Accumulated deficit	(230,393)	(226,229)
Total stockholders’ deficit	(14,019)	(11,053)
Total liabilities & stockholders’ deficit	$56,250	$59,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
		2019		2019
	2020	Restated	2020	Restated
REVENUES, NET	$4,360	$5,493	$11,314	$10,200
COST OF GOODS SOLD	446	264	924	523
GROSS PROFIT	3,914	5,229	10,390	9,677
OPERATING EXPENSES
Research and development	589	540	1,206	1,053
Selling	1,135	1,891	2,203	3,370
General and administrative	3,725	2,682	7,382	6,419
Total operating expenses	5,449	5,113	10,791	10,842
INCOME (LOSS) FROM OPERATIONS	(1,535)	116	(401)	(1,165)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(1,425)	—	(1,425)	—
Change in fair value of warrant derivative liabilities	(101)	854	(76)	(84)
Change in fair value of embedded conversion option	35	—	6	—
Net gains (losses) on investment in marketable securities and long-term investment	(5,631)	(10,537)	1,208	(16,994)
Loss on equity method investment	(573)	(458)	(980)	(449)
Interest and other income	567	307	600	230
Interest expense	(1,309)	(7,827)	(3,109)	(16,439)
Total other expenses	(8,437)	(17,661)	(3,776)	(33,736)
LOSS BEFORE INCOME TAXES	(9,972)	(17,545)	(4,177)	(34,901)
INCOME TAXES (BENEFIT)	(499)	51	(213)	103
NET LOSS	(9,473)	(17,596)	(3,964)	(35,004)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(33)	6	28	13
Other comprehensive income (loss)	(33)	6	28	13
COMPREHENSIVE LOSS	$(9,506)	$(17,590)	$(3,936)	$(34,991)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.19)	$(0.47)	$(0.08)	$(0.93)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	48,987,189	37,836,678	48,805,829	37,656,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, January 1, 2020	48,471,446	$48	$215,207	$(79)	$(226,229)	$(11,053)
Common stock issued for cash (net of issuance cost)	515,743	1	141	—	—	142
Fair value of warrants including down-round protection adjustments	—	—	600	—	(200)	400
Share-based compensation	—	—	209	—	—	209
Foreign currency translation effect	—	—	—	61	—	61
Net income	—	—	—	—	5,509	5,509
Balance, March 31, 2020	48,987,189	$49	$216,157	$(18)	$(220,920)	$(4,732)
Share-based compensation	—	—	219	—	—	219
Foreign currency translation effect	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	(9,473)	(9,473)
Balance, June 30, 2020	48,987,189	$49	$216,376	$(51)	$(230,393)	$(14,019)

	Common stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, January 1, 2019, as restated	37,341,393	$37	$149,682	$(69)	$(171,358)	$(21,708)
Cumulative effect adjustment on adoption of ASC 842	—	—	—	—	(29)	(29)
Beneficial conversion feature relating to convertible notes	—	—	3,374	—	—	3,374
Exercise of warrants	525	—	5	—	—	5
Stock issued for cash (net of issuance cost)	322,920	1	2,529	—	—	2,530
Conversion of notes payable to common stock	85,411	—	329	—	—	329
Share-based compensation	—	—	588	—	—	588
Exercise of stock options	175	—	1	—	—	1
Foreign currency translation effect	—	—	—	7	—	7
Net loss	—	—	—	—	(17,408)	(17,408)
Balance, March 31, 2019	37,750,424	38	156,508	(62)	(188,795)	(32,311)
Beneficial conversion feature relating to convertible notes	—	—	5,390	—	—	5,390
Exercise of warrants	53,032	—	181	—	—	181
Stock issued for cash (net of issuance cost)	76,755	—	731	—	—	731
Share-based compensation	—	—	438	—	—	438
Foreign currency translation effect	—	—	—	6	—	6
Net loss	—	—	—	—	(17,596)	(17,596)
Balance, June 30, 2019	37,880,211	$38	$163,248	$(56)	$(206,391)	$(43,161)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,

		2019
	2020	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,964)	$(35,004)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	30	35
Impairment loss on long-term investment	—	524
Inventory reserve	375	—
Amortization of discount of notes payable and convertible notes payable	2,102	13,771
Foreign exchange adjustments on convertible notes and notes payable	(70)	(208)
Net losses (gains) on equity investment in marketable securities	(1,208)	16,470
Loss on equity method investee	980	449
Loss on debt settlement	1,425	—
Share-based compensation	428	1,026
Change in fair value of warrant derivative liabilities	76	84
Change in fair value of embedded conversion option	(6)	—
Net changes in operating assets and liabilities
Accounts receivable	693	(364)
Inventories	(267)	(1,202)
Prepaid expenses and other current assets	528	149
Other non-current assets	183	(4,298)
Income tax receivable and payable	(295)	(113)
Accounts payable and accrued expenses	(412)	4,054
Deferred revenue	—	500
Deferred rent	—	(287)
Other current liabilities	(4,903)	(63)
Other long-term liabilities	2,586	3,217
Net cash flows used in operating activities	(1,719)	(1,260)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	2,130	221
Purchases of property and equipment	(13)	(21)
Loans to equity method investee	(561)	—
Net cash flows provided by investing activities	1,556	200
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued, net of issuance cost and discount	998	—
Payments of notes payable	(200)	—
Payments of convertible notes	(1,500)	(3,368)
Proceeds from exercise of warrants	142	186
Proceeds from issuance of common stock	—	3,261
Proceeds from conversion of notes payable to common stock	—	21
Net cash flows provided by (used in) financing activities	(560)	100
Effect of exchange rate changes on cash	(7)	2
Net decrease in cash, cash equivalents and restricted cash	(730)	(958)
Cash, cash equivalents and restricted cash, beginning of period	1,769	3,905
Cash, cash equivalents and restricted cash, end of period	$1,039	$2,947
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$802	$549
Income taxes paid	$82	$216
NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued	$1,825	$—
Beneficial conversion feature relating to convertible notes	$—	$8,764
Common stocks issued on exercise of warrants	$—	$186
Conversion of notes payable and accrued interest to common stock	$—	$329

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc. (formerly, “MYnd Analytics, Inc.”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us,” the “Company” or “Emmaus”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. The consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K/A for the year ended December 31, 2020 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on August 10, 2021. The accompanying condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated balance sheet at December 31, 2019 contained in the Form 10-K/A. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year or any future interim period.

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

Restatement of Prior Period Amounts — In connection with the preparation of our December 31, 2019 consolidated financial statements, we identified the following material errors in our condensed consolidated financial statements as of and for the three months and six months ended June 30, 2019.

1.	The misclassification as equity of warrants issued by EMI in October of 2018, which warrants should have been accounted for as liabilities based upon fair value; and

2.	The erroneous consolidation as a variable interest entity, or VIE, of EMI’s interest in EJ Holdings, Inc., which should have been accounted for based upon the equity method.

3.

The misstatement of the fair value of cashless exercise warrants originally recorded in the Consolidated Statements of Operations and Comprehensive Loss, which fair value should have been recorded in additional paid-in capital in the Consolidated Balance Sheets.

4.

In addition to the errors described above, the restated financial statements also include adjustments to correct certain immaterial errors identified during the audit of the Company’s financial statements for the year ended December 31, 2019.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of June 30, 2019
	Previously Reported	Adjustment		Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,169	$(12,222)	(a)	$2,947
Accounts receivable, net	1,981	301	(c)	2,282
Inventories, net	5,906	—		5,906
Investment in marketable securities	32,890	—		32,890
Prepaid expenses and other current assets	703	(107)	(a), (c)	596
Total current assets	56,649	(12,028)		44,621
Property and equipment, net	145	—		145
Equity method investment	—	13,366	(a)	13,366
Right of use assets	4,285	—		4,285
Deposits and other assets	412	—		412
Total other assets	4,697	13,366		18,063
Total assets	$61,491	$1,338		$62,829
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,455	$62	(a), (c)	$11,517
Operating lease liabilities, current portion	857	—		857
Other current liabilities	5,259	2	(c)	5,261
Warrant derivative liabilities	—	9,023	(b), (c)	9,023
Notes payable, net of discount	11,163	91	(b)	11,254
Notes payable to related parties	470	—		470
Convertible notes payable, net of discount	13,867	—		13,867
Convertible notes payable to related parties, net of discount	14,180	—		14,180
Total current liabilities	57,251	9,178		66,429
Operating lease liabilities, less current portion	3,781	—		3,781
Other long-term liabilities	35,330	—		35,330
Warrant derivative liabilities	1,200	(1,200)	(c)	—
Notes payable, net of discount, less current portion	703	(703)	(b)	—
Convertible notes payable, net of discount, less current portion	450	—		450
Total liabilities	98,715	7,275		105,990
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 20,000,000 shares authorized, none issued or outstanding	—	—		—
Common stock — par value $0.001 per share, 250,000,000 shares authorized, 37,880,211 shares outstanding at June 30, 2019	36	2	(d)	38
Additional paid-in capital	153,084	10,164	(b), (e)	163,248
Accumulated other comprehensive income (loss)	(56)	—		(56)
Accumulated deficit	(189,503)	(16,888)	(e)	(206,391)
Total stockholders’ deficit	(36,439)	(6,722)		(43,161)
Noncontrolling interest	(785)	785	(a)	—
Total liabilities & stockholders’ deficit	$61,491	$1,338		$62,829

(a) EJ Holdings adjustments: the correction of this misstatement resulted in increases of $13.4 million in equity method investment, $172,000 in accounts payable and accrued expenses, and $785,000 in non-controlling interest and decreases of $12.2 million in cash and cash equivalent and $187,000 in prepaid expenses and other current assets.

(b) Warrant adjustments: the correction of this misstatement resulted in increases of $7.8 million in warrant derivative current liabilities, and $90,000 in short-term note payable and decreases of $703,000 in long-term notes payable and $9.7 million in additional paid-in capital.

(c) Corrections of other misstatement: period adjustment and reclassification of variable consideration resulted in an increase of $301,000 in accounts receivable and a decrease of $110,000 in accounts payable and accrued expenses, a decrease of $10,000 in income tax receivable and an increase of $24,000 in income tax payable; a reclassification of GPB warrants resulted an increase of short-term warrant liability and a decrease of long-term warrant liability of $1.2 million; and correction of tax provision resulted an increase of $90,000 in income tax receivable and a decrease of $24,000 in income tax payable.

(d) Retrospective adjustments made to common stock resulted from recapitalization transaction in July 2019.

(e) Carryforward impact on 2018 restatement adjustments, including cashless warrant adjustments which resulted in an increase in additional paid-in capital and a decrease in retained earnings of $18.3 million.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amount)

(Unaudited)

	Three months ended June 30, 2019				Six months ended June 30,2019
	Previously Reported	Adjustment		Restated	Previously Reported	Adjustment		Restated
REVENUES, NET	$5,869	$(376)	(c)	$5,493	$11,176	$(976)	(c)	$10,200
COST OF GOODS SOLD	195	69	(c)	264	395	128	(c)	523
GROSS PROFIT	5,674	(445)		5,229	10,781	(1,104)		9,677
OPERATING EXPENSES
Research and development	540	—		540	1,053	—		1,053
Selling	1,903	(12)	(c)	1,891	3,388	(18)	(c)	3,370
General and administrative	3,851	(1,169)	(a), (c)	2,682	7,532	(1,113)	(a), (c)	6,419
Total operating expenses	6,294	(1,181)		5,113	11,973	(1,131)		10,842
INCOME (LOSS) FROM OPERATIONS	(620)	736		116	(1,192)	27		(1,165)
OTHER INCOME (EXPENSE)
Change in fair value of warrant derivative liabilities	247	607	(b)	854	199	(283)	(b)	(84)
Net losses on investment in marketable securities and long-term investment	(10,537)	—		(10,537)	(16,994)	—		(16,994)
Losses on equity method investment	—	(458)	(a)	(458)	—	(449)	(a)	(449)
Interest and other income (loss)	274	33	(a), (c)	307	163	67	(a), (c)	230
Interest expense	(8,474)	647	(b), (c)	(7,827)	(15,439)	(1,000)	(b), (c)	(16,439)
Total other income (expenses)	(18,490)	829		(17,661)	(32,071)	(1,665)		(33,736)
LOSS BEFORE INCOME TAXES	(19,110)	1,565		(17,545)	(33,263)	(1,638)		(34,901)
INCOME TAXES (BENEFIT)	217	(166)	(c)	51	217	(114)	(c)	103
NET LOSS INCLUDING NONCONTROLLING INTERESTS	(19,327)	1,731		(17,596)	(33,480)	(1,524)		(35,004)
Net (income) loss attributable to noncontrolling interests	688	(688)	(a)	—	674	(674)	(a)	—
NET LOSS ATTRIBUTABLE TO THE COMPANY	(18,639)	1,043		(17,596)	(32,806)	(2,198)		(35,004)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(9)	15	(a)	6	(2)	15	(a)	13
Other comprehensive income (loss)	(9)	15		6	(2)	15		13
COMPREHENSIVE INCOME (LOSS)	(19,336)	1,746		(17,590)	(33,482)	(1,509)		(34,991)
Amounts attributable to noncontrolling interest:
Net (income) loss attributable to noncontrolling interest	688	(688)	(a)	—	674	(674)	(a)	—
Foreign currency translation adjustments	15	(15)	(a)	—	14	(14)	(a)	—
Comprehensive (income) loss attributable to noncontrolling interest	703	(703)		—	688	(688)		—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(18,633)	$1,043		$(17,590)	$(32,794)	$(2,197)		$(34,991)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.52)	$0.05		$(0.47)	$(0.91)	$(0.01)		$(0.93)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	35,857,944	37,836,678		37,836,678	35,857,944	37,656,058		37,656,058

(a) EJ Holdings adjustments: the correction of this misstatement resulted in increases of $33,000 in interest income and $15,000 in foreign currency translation adjustments and decreases of $1.1million in general and administrative expenses, $458,000 in loss on equity method investment, and $688,000 in net loss attributable to noncontrolling interest for three months ended June 30, 2019.  The correction of this misstatement resulted in increases of $67,000 in interest income and $14,000 in foreign currency translation adjustments and decreases of $1.1million in general and administrative expense, $449,000 in loss on equity method investment, and $674,000 in net loss attributable to noncontrolling interest for six months ended June 30, 2019.

(b) Warrant adjustments: the correction of this misstatement resulted in increases of $647,000 in interest expense and $607,000 in change in fair value of warrant derivative liabilities for the three months ended June 2019. The correction of this misstatement resulted in an increase of $335,000 in interest expense and a decrease of $283,000 in change in fair value of warrant derivative liabilities for six months ended June 30, 2019.

(c) Corrections of other misstatement: period adjustment of variable consideration resulted in a decrease of $376,000 in revenues, net; and reclassification of shipping cost and royalty expense to cost of sales resulted in an increase of $69,000 in cost of sales and decreases of $12,000 and $58,000 in selling expense and general and administrative expense, respectively. Corrections of other misstatement for the six months ended June 30, 2019: period adjustment of variable consideration resulted in a decrease of $976,000 in revenues, net; reclassification of shipping cost and royalty expense to cost of sales resulted in an increase of $128,000 in cost of sales and decreases of $18,000 and $110,000 in selling expense and general and administrative expense, respectively; correction of stock modification accounting resulted in a decrease of $52,000 in general and administrative expense; correction of accounting treatment for convertible notes resulted in an increase of $1.3 million in interest expense; and correction of income tax provision resulted in an decrease of $113,000 in income tax provision.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2019
	Previously Reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,480)	$(1,524)	$(35,004)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	35	—	35
Impairment loss on long-term investment	524	—	524
Amortization of discount of convertible notes and notes payable	12,770	1,001	13,771
Foreign exchange adjustments on convertible notes and notes payable	49	(257)	(208)
Net losses (gains) on equity investment in marketable securities	16,470	—	16,470
Loss on equity method investments		449	449
Share-based compensation	974	52	1,026
Change in fair value of warrant derivative liabilities	(199)	283	84
Net changes in operating assets and liabilities
Accounts receivable	(630)	266	(364)
Inventories	(1,202)	—	(1,202)
Prepaid expenses and other current assets	69	80	149
Other non-current assets	(4,298)	—	(4,298)
Accounts payable and accrued expenses	3,226	828	4,054
Income tax receivable and payable	—	(113)	(113)
Deferred revenue	500	—	500
Deferred rent	(287)	—	(287)
Other current liabilities	79	(142)	(63)
Other long-term liabilities	3,217	—	3,217
Net cash flows provided by (used in) operating activities	(2,183)	923	(1,260)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(21)	—	(21)
Sales of marketable securities	221	—	221
Purchase of marketable securities and investment at cost	—	—	—
Net cash flows provided by (used in) investing activities	200	—	200
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of convertible notes	(3,368)	—	(3,368)
Proceeds from exercise of warrants	186	—	186
Proceeds from issuance of common stock	3,261	—	3,261
Proceeds from conversion of notes payable to common stock	21	—	21
Net cash flows provided by (used in) financing activities	100	—	100
Effect of exchange rate changes on cash	(28)	30	2
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,911)	953	(958)
Cash and cash equivalents, beginning of period	17,080	(13,175)	3,905
Cash and cash equivalents, end of period	$15,169	$(12,222)	$2,947
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$934	$(385)	$549
Income taxes paid	$217	$(1)	$216
NON-CASH INVESTING AND FINANCING ACTIVITIES
Beneficial conversion feature relating to convertible notes	$8,764	$—	$8,764
Common stocks issued on exercise of warrants	$186	$—	$186
Conversion of notes payable and acrued interest to common stock	$308	$—	$329
Initial recognition of right-of-use lease asset	$2,922	$—	$2,922

Refer to the descriptions of the adjustments in the Condensed Consolidated Balance Sheets and Statements of Comprehensive Loss as of and for the three months ended June 30, 2019 and their impact on net loss above. In addition, a cash flow classification adjustment related to EJ Holdings resulted in a net decrease to cash flows used by operating activities of $953,000 for the six months ended June 30, 2019.

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

Restricted cash — Restricted cash includes proceeds received from the sales of shares of Telcon RF Pharmaceutical, Inc., a Korean corporation (formerly, Telcon Inc. and herein “Telcon”) earmarked for the purchase of Telcon convertible bond per the December 23, 2019 agreement with Telcon. See Note 5 for the additional details. Reconciliation of cash, cash equivalent and restricted cash are as follows:

	Six Month Ended June 30
	2020	2019
Cash and cash equivalents	$1,032	$2,947
Restricted cash	7	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,039	$2,947

Net loss per share — In accordance with ASC 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Dilutive loss per share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2020 and June 30, 2019, the Company had outstanding potentially dilutive securities exercisable for or convertible into 17,288,829 shares and 17,996,931 shares, respectively, of the Company’s common stock. No potentially dilutive securities were included in the calculation of diluted net loss per share since their effect would be anti-dilutive for all period presented.

NOTE 3 — REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 Restated	2020	2019 Restated
Endari®	$4,349	$5,390	$11,063	$9,992
Other	11	103	251	208
Revenues, net	$4,360	$5,493	$11,314	$10,200

The following table summarizes the revenue allowance and accrual activities for the six months ended June 30, 2020 and 2019 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2019	$228	$1,354	$315	$1,897
Provision related to sales in the current year	1,438	1,955	118	3,511
Adjustments related prior period sales	16	(43)	(43)	(70)
Credit and payments made	(1,208)	(1,324)	—	(2,532)
Balance as of June 30, 2020	$474	$1,942	$390	$2,806

Balance as of December 31, 2018	$84	$798	$99	$981
Provision related to sales in the current year	649	1,625	121	2,395
Credit and payments made	(614)	(1,135)	—	(1,749)
Balance as of June 30, 2019, restated	$119	$1,288	$220	$1,627

The following table summarizes revenues attributable to each of our customers that accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 Restated	2020	2019 Restated
Customer A	55%	58%	54%	61%
Customer B	20%	25%	24%	22%

The Company is party to a distributor agreement with Telcon pursuant to which it granted Telcon exclusive rights to the Company’s prescription grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from us specified minimum quantities of the finished product. In a related license agreement with Telcon, the Company agreed to use commercially reasonable best efforts to obtain product registration in these territories within three years of obtaining FDA marketing authorization for PGLG in this indication. Telcon has the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the Company would be obliged to return to Telcon the $10 million upfront fee. The upfront fee of $10 million is included in other long-term liabilities as unearned revenue as of June 30, 2020 and December 31, 2019. Refer Note 11 and Note 13 for additional transaction details.

The Company received an upfront payment of $500,000 in connection with entering into a distribution agreement with a strategic partner in 2018 to distribute Endari® in the Middle East and North Africa region. The payment was recorded as unearned revenue and included in other long-term liabilities to be recognized as revenue when the performance obligations are satisfied. The upfront payment of $500,000 is included in other long-term liabilities as unearned revenue as of December 31, 2019. In June 2020, the distribution agreement was terminated and $500,000 up front payment was recognized as other income.

NOTE 4 — SELECTED FINANCIAL STATEMENT CAPTIONS - ASSETS

Inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials and components	$1,500	$1,187
Work-in-process	1,836	1,629
Finished goods	4,948	5,204
Inventory reserve	(421)	(49)
Total	$7,863	$7,971

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid insurance	$271	$735
Other prepaid expenses and current assets	899	667
Total	$1,170	$1,402

Property and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Equipment	$345	$335
Leasehold improvements	39	77
Furniture and fixtures	99	95
Total property and equipment	$483	507
Less: accumulated depreciation	(342)	(356)
Property and equipment, net	$141	$151

During the three months ended June 30, 2020 and 2019, depreciation expenses were approximately $11,000 and $14,000, respectively. During the six months ended June 30, 2020 and 2019, depreciation expenses were approximately $23,000 and $28,000, respectively.

NOTE 5 — INVESTMENTS

Equity securities— As of June 30, 2020 and December 31, 2019, the Company held 6,222,837 shares and 6,643,559 shares, respectively, of capital stock of Telcon RF Pharmaceutical, Inc., a Korean corporation (formerly, Telcon Inc. and herein “Telcon”), which were acquired in July 2017 for approximately $31.8 million.  As of June 30, 2020, and December 31, 2019, the closing prices per Telecon share on the Korean Securities Dealers Automated Quotations (“KOSDAQ”) were approximately $4.34 and $4.20, respectively.

Prior to December 2019, all shares of Telcon common stock were pledged to secure the Company’s obligations under the revised API agreement with Telcon. In December 2019, the API agreement was amended to permit the release of the Telcon shares from the pledge and to permit the Company to sell the shares in exchange for a portion of the net sale proceeds to be used to purchase a 10-year convertible bond of Telcon in the principal amount of approximately $31.8 million to be substituted for the Telcon shares pledged to Telcon to secure the Company’s obligations under the revised API agreement between the Company and Telcon. During the six months ended June 30, 2020, the Company sold 420,772 shares for $2.1 million. Refer to Note 6, 11 and 13 for more information regarding this arrangement.

The Company measures all equity investments that do not result in consolidation and are not accounted for under the equity method, at fair value and recognizes any changes in such fair value in earnings. The Company uses quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, the Company has elected the measurement alternative under which the Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired; however, the Company is not required to determine the fair value of these investments unless impairment indicators existed. When impairment indicators exist, the Company generally uses discounted cash flow analyses to determine the fair value. For the six months ended June 30, 2019, the Company recognized approximately $524,000 in impairment loss on equity securities without readily determinable fair values attributable to an investment in KPS Co., Ltd.

As of June 30, 2020 and December 31, 2019, the carrying values of equity securities were included in the following line items in our consolidated balance sheets (in thousands):

	June 30, 2020	December 31, 2019
	Fair Value with Changes Recognized in Income	Fair Value with Changes Recognized in Income
Marketable securities	$27,007	$27,929
Total equity securities	$27,007	$27,929

Net unrealized loss on marketable securities available-for-sale at June 30, 2020 and June 30, 2019 was approximately $0.8 million and approximately $16.5 million, respectively.

Equity method investment – During 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings to acquire, own and operate an amino acids manufacturing facility in Ube, Japan. As part of the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings voting shares. JIP owns 60% of EJ Holdings voting shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.6 million. The loan was valued at $13.9 million and $13.8 million as of June 30, 2020 and December 31, 2019, respectively. The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. The loan matures on September 30, 2028 and bears interest at the rate of 1% per annum payable annually. The parties also contemplated that the Ube facility will eventually supply the Company with the facility’s output of amino acids, that the operation of the facility will be principally for our benefit and, as such, that major decisions affecting EJ Holdings and the Ube facility will be made by EJ Holdings’ board of directors, a majority of which are representatives of JIP, in consultation with the Company. During the six months ended June 30, 2020, the Company had made additional loans to EJ Holdings of $561,000 and at June 30, 2020 had loans receivable from EJ Holdings valued at $14.5 million.

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

The following table sets forth certain financial information of EJ Holdings for the three months ended and the six months ended June 30, 2020 and 2019 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES, NET	$61	$57	$145	$114
GROSS PROFIT	61	57	145	114
NET LOSS	$(1,432)	$(1,147)	$(2,449)	$(1,124)

NOTE 6 — SELECTED FINANCIAL STATEMENT CAPTIONS - LIABILITIES

Accounts payable and accrued expenses consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable:
Clinical and regulatory expenses	$311	$232
Professional fees	960	1,183
Selling expenses	798	1,303
Manufacturing costs	3,824	4,541
Other vendors	128	18
Total accounts payable	6,021	7,277
Accrued interest payable, related parties	246	42
Accrued interest payable	407	991
Accrued expenses:
Payroll expenses	998	891
Government rebates and other rebates	1,943	1,355
Due to EJ Holdings	406	238
Other accrued expenses	356	704
Total accrued expenses	3,703	3,188
Total accounts payable and accrued expenses	$10,377	$11,498

Other long-term liabilities consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Trade discount	$26,422	$23,242
Unearned revenue	10,000	10,500
Other long-term liabilities	12	8
Total other long-term liabilities	$36,434	$33,750

On June 12, 2017, the Company entered into an API Supply Agreement, as subsequently amended (as so amended, the “API agreement”), with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s requirements for bulk containers of PGLG. The Company purchased $2.0 million and $2.3 million of PGLG from Telcon in the six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, accounts payable to Telcon were $3.7 million. See Note 11 for additional details.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding June 30, 2020	Discount Amount June 30, 2020	Carrying Amount June 30, 2020	Shares Underlying June 30, 2020
Notes payable
2013	10%	Due on demand	—		$928	$—	$928	—
2019	11%	Due on demand - 6 months	—		2,839	—	2,839	—
2020	1% - 11%	Due on demand - 2 years	—		992	—	992	—
					$4,759	$—	$4,759	—
		Current			$4,271	$—	$4,271	—
		Non-current			$488	$—	$488	—
Notes payable - related parties
2016	10%	Due on demand	—		$20	$—	$20	—
2019	10%	Due on demand	—		14	—	14	—
					$34	$—	$34	—
		Current			$34	$—	$34	—
Convertible debentures
2019	10%	18 months	$2.00-$9.52	(a)	$9,200	$1,606	$7,594	4,638,333
					$9,200	$1,606	$7,594	4,638,333
		Current			$9,200	$1,606	$7,594	4,638,333
Convertible notes payable
2020	12%	3 years	$10.00	(b)	$3,150	$—	$3,150	—
					$3,150	$—	$3,150	—
		Non-current			$3,150	$—	$3,150	—
		Total			$17,143	$1,606	$15,537	4,638,333

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2019	Discount Amount December 31, 2019	Carrying Amount December 31, 2019	Shares Underlying Notes December 31, 2019
Notes payable
2013	10%	Due on demand	—		$920	$—	$920	—
2019	11%	Due on demand - 6 months	—		2,829	—	2,829	—
					$3,749	$—	$3,749	—
		Current			3,749	—	3,749	—
Notes payable - related parties
2016	10%	Due on demand	—		$20	$—	$20	—
2018	11%	Due on demand	—		159	—	159	—
2019	10%	Due on demand	—		14	—	14	—
					$193	$—	$193	—
		Current			$193	$—	$193	—
Convertible debentures
2019	10%	18 months	$2.00-$9.52	(a)	$10,200	$3,185	$7,015	1,080,415
					$10,200	$3,185	$7,015	1,080,415
		Current			$10,200	$3,185	$7,015	1,080,415
Convertible notes payable
2018	10%	2 years	$10.00	(b)	$3,000	$5	$2,995	363,876
					$3,000	$5	$2,995	363,876
		Current			$3,000	$5	$2,995	363,876
		Total			$17,142	$3,190	$13,952	1,444,291
(a)	The notes are convertible to Emmaus Life Sciences, Inc. shares.
(b)	The notes are convertible to EMI Holding, Inc. shares.

The weighted-average stated interest rate of notes payable was 10% as of June 30, 2020 and December 31, 2019. The weighted-average effective annual interest rate of notes payable as of June 30, 2020 and December 31, 2019 was 34% and 66%, respectively, after giving effect to discounts relating to the conversion feature, warrants and deferred financing cost in connection with these notes.

As of June 30, 2020, future contractual principal payments due on notes payable were as follows:

Year Ending
2020 (six months)	$9,040
2021	4,732
2022	221
2023	3,150
Total	$17,143

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

The conversion feature of the Amended and Restated 10% Senior Secured Convertible Debentures was separately accounted for at fair value as derivative liabilities under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liabilities recorded in earnings. The following table sets forth the fair value of the conversion feature liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

	Six Months Ended	Year ended
Conversion feature liabilities - Amended and Restated 10% Senior Convertible Debentures	June 30, 2020	December 31, 2019
Balance, beginning of period	$1	$—
Fair value at issuance date	—	132
Fair value at debt modification date	118	—
Change in fair value included in the statement of comprehensive income (loss)	(6)	(131)
Balance, end of period	$113	$1

The value and any change in fair value of conversion feature liabilities are determined using a binomial lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock over successive periods of time.

The fair values as of June 30, 2020, the February 21, 2020 modification date and December 31, 2019 were based upon following assumptions:

	June 30, 2020	February 21, 2020 (Modification date)	December 31, 2019
Stock price	$1.67	$1.89	$1.97
Conversion price	$2.00	$3.00	$9.52
Selected yield	15.73%	19.12%	16.77%
Expected volatility (peer group)	100%	65%	50%
Expected life (in years)	0.81	1.16	0.81
Expected dividend yield	—	—	—
Risk‑free rate	Term structure	Term structure	Term structure

See Note 13 for information regarding the prepayment of the Amended and Restated 10% Senior Secured Convertible Debentures.

The Company is party to a revolving line of credit agreement with Dr. Niihara, the Company’s Chairman and Chief Executive Officer. Under the agreement, at the Company’s request from time to time, Dr. Niihara may, but is not obligated to, loan or re-loan to the Company up to $1,000,000. Outstanding amounts under the agreement are due and payable upon demand and bear interest, payable monthly, at a variable annual rate equal to the Prime Rate in effect from time to time plus 3%. In addition to the payment of interest, the Company is obligated to pay Dr. Niihara a “tax gross-up” intended to make him whole for federal and state income taxes payable by him with respect to interest paid to him in the previous year. The outstanding balances under the revolving line of credit agreement of $600,000 as of June 30, 2020 and December 31, 2019 were reflected in revolving line of credit, related party on the Consolidated Balance Sheet. With the tax-gross up, the effective annual interest rate on the outstanding balance as of June 30, 2020 was 10.4%. The revolving line of credit agreement will expire on November 22, 2022. Refer to Note 12 for more information regarding this arrangement.

On May 8, 2020, the Company received a loan in the amount of $797,840 under the Small Business Administration Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan, which is in the form of a Promissory Note dated April 29, 2020, matures on April 29, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on December 8, 2020 unless the PPP loan is forgiven prior to the date of the first monthly payment or the loan forgiveness process has commenced. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The loan and accrued interest are forgivable after a specific period as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company has applied for PPP loan forgiveness on October 30, 2020. There is no assurance that the loan will be forgiven. The amount of loan forgiveness would be reduced if the Company were to terminate employees or reduce salaries during such period. The PPP loan was included in notes payable on the Condensed Consolidated Balance Sheet.

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

The following table presents the change in fair value of the GPB Warrant as of June 30, 2020 and December 31, 2019 (in thousands):

	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019
Warrant Liability - GPB	Warrants	Warrants
Balance, beginning of period	$38	$1,399
Change in fair value included in the statement of comprehensive income (loss)	88	(1,361)
Balance, end of period	$126	$38

The fair value of the warrant derivative liability was determined using the Black-Scholes option pricing model.

The value as of the dates set forth in the table above was based on upon following assumptions:

	June 30, 2020	December 31, 2019
Stock price	$1.67	$1.97
Risk‑free interest rate	0.18%	1.64%
Expected volatility (peer group)	106.00%	60.00%
Expected life (in years)	3.00	3.50
Expected dividend yield	0.00%	0.00%
Number outstanding	252,802	252,802

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

Purchase agreement with Holder of a Convertible Promissory Notes - On June 15, 2020, the holder of a convertible promissory note in the principal amount of $3,150,000 agreed to an extension of the maturity date to June 15, 2023 in exchange for an increase in the interest rate on the note from 11% to 12% per annum. In conjunction with this amendment, the Company issued to the holder of note five-year contingent common stock purchase warrants to purchase a total of up to 1,250,000 shares of the Company common stock at an exercise price of $2.05 a share, subject to certain conditions. Under ASC 815-40, the Company concluded that the warrants issued to the note holder should be recognized at fair value as a liability. The warrant liability is remeasured at fair value on a recurring basis using Level 3 input and any changes in the fair value of liability is recorded in earnings.

The following table presents the change in fair value of the warrants as of June 30, 2020 (in thousands):

Six Months Ended
Warrants Derivative Liabilities - convertible promissory note	June 30, 2020
Balance, beginning of period	$—
Fair value at issuance date	1,425
Change in fair value included in the statement of comprehensive loss	(12)
Balance, end of period	$1,413

The fair value of the warrant derivative liabilities was determined using the Black-Scholes Merton model and was based upon following assumptions:

	June 30, 2020	June 15, 2020 (modification date)
Exercise price	$2.05	$2.05
Stock price	$1.67	$1.68
Risk‑free interest rate	0.29%	0.33%
Expected volatility (peer group)	94.00%	94.00%
Expected life (in years)	4.96	5.00
Expected dividend yield	0.00%	0.00%
Warrant shares	1,250,000	1,250,000

A summary of outstanding warrants as of June 30, 2020 and December 31, 2019 is presented below:

	June 30, 2020	December 31, 2019
Warrants outstanding, beginning of period	4,931,099	3,436,431
Assumed as part of Merger	—	1,044,939
Granted	1,250,000	500,729
Exercised	—	(51,000)
Cancelled, forfeited or expired	(115,953)	—
Warrants outstanding, end of period	6,065,146	4,931,099

A summary of outstanding warrants by year issued and exercise price as of June 30, 2020 is presented below:

		Outstanding			Exercisable
Year issued and Exercise Price		Number of Warrants Issued	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Total	Weighted-Average Exercise Price
Prior to January 1, 2019
	$2.00-$10.76	3,439,007	2.12	$4.38	3,439,007	$4.38
Prior to Jan 1, 2019 Total		3,439,007			3,439,007
At December 31, 2019
	$6.12	32,391	3.91	$6.12	32,391	$6.12
	$12.00	76,575	3.23	$12.00	76,575	$12.00
	$14.04	174,999	2.75	$14.04	174,999	$14.04
	$31.50	737,975	2.07	$31.50	737,975	$31.50
	$36.24	22,333	2.07	$36.24	22,333	$36.24
	$60.00	666	0.50	$60.00	666	$60.00
	$2.00	256,200	3.21	$2.00	256,200	$2.00
	$7.68	75,000	4.05	$7.68	75,000	$7.68
	2019 Total	1,376,139			1,376,139
At June 30, 2020
	$2.05	1,250,000	4.96	$2.05	—	$—
	Total	6,065,146			4,815,146

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

The Company also has an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company may grant stock options and other stock awards to selected employees including officers, and to non-employee consultants and non-employee directors. All outstanding stock award under the 2012 Omnibus Incentive Compensation Plan were fully vested prior to the Merger and the Company intends not to make any further awards thereunder.

Stock options—During the six months ended June 30, 2020, the Company granted options to purchase 90,000 shares of common stock. During the year ended December 31, 2019, the Company granted stock options to purchase 50,000 shares of Company common stock. All the options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares as follows: as to one‑third of the shares on the first anniversary of the grant date, and as to the remaining two‑thirds shares in twenty‑four approximately equal monthly installments over a period of two years thereafter.

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

	June 29, 2020	June 19, 2019
Stock Price	$1.67	$10.30
Exercise Price	$2.05	$10.30
Term	5.5-6 years	6 years
Risk-Free Rate	0.28% - 0.38%	1.83%
Dividend Yield	—	—
Volatility	78.91%-80.49%	67.16%

A summary of outstanding stock options as of June 30, 2020 and December 31, 2019 is presented below.

	June 30, 2020		December 31, 2019
	Number of Options	Weighted‑ Average Exercise Price	Number of Options		Weighted‑ Average Exercise Price
Options outstanding, beginning of period	7,245,350	$4.68	6,642,200		$4.40
Granted or deemed granted	90,000	$2.05	636,683	(a)	$10.10
Exercised	—	$—	(167)		$5.00
Cancelled, forfeited and expired	(142,818)	$5.08	(33,366)		$11.29
Options outstanding, end of period	7,192,532	$4.63	7,245,350		$4.68
Options exercisable, end of period	6,978,869	$4.58	7,001,680		$4.47
Options available for future grant	2,302,475		2,167,150

(a)	Upon the Merger, the exercise prices of outstanding EMI options and number of shares of the Company common stock underlying the options were adjusted based upon the exchange ratio in the Merger.

During the three months ended June 30, 2020 and June 30, 2019, the Company recognized $0.2 million and $0.4 million, respectively, of share-based compensation expense. During the six months ended June 30, 2020 and June 30, 2019, the Company recognized approximately $0.4 million and $1.0 million, respectively, of share-based compensation expense. As of June 30, 2020, there was approximately $1.1 million of total unrecognized compensation expense related to unvested share-based compensation which is expected to be recognized over the weighted-average remaining vesting period of 1.4 years.

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

For the three months and six months ended June 30, 2020, the Company recorded an income tax benefit of $0.5 million and $0.2 million, respectively. For the three months and six months ended June 30, 2019, the Company  recorded a provision for income taxes of $51,000 and $103,000, respectively. The provisions for income taxes for the three and six months ended June 30, 2020 and 2019, were primarily related to state tax on the Company pre-tax book income. The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The Company established a full valuation allowance against its federal and state deferred tax asset and there was no unrecognized tax benefit as of June 30 2020 or 2019.

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

In addition, the Company leased 1,322 square feet of office space in Tokyo, Japan, at a base rent of approximately $3,000, which the lease will expire on September 30, 2020.

The rent expense during the three months ended June 30, 2020 and 2019 amounted to approximately $298,000 and $219,000, respectively, and during the six months ended June 30, 2020 and 2019 amounted approximately $609,000 and $419,000, respectively.

Future minimum lease payments under the lease agreements were as follows as of June 30, 2020 (in thousands):

Amount
2020 (six months)	$587
2021	1,106
2022	1,138
2023	1,050
2024 and thereafter	2,984
Total lease payments	6,865
Less: Interest	2,040
Present value of lease liabilities	$4,825

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

As a result of the adoption of Topic 842 on January 1, 2019, the Company recorded a $3.0 million in operating right-of-use asset and $3.3 million in lease liability and derecognized $287,000 of deferred rent as of the adoption date. These were calculated using the present value of the Company’s remaining lease payments using an estimated incremental borrowing rate. The Company also recorded a $29,000 cumulative effect increased on our accumulated deficit as of January 1, 2019. As of June 30, 2020, the Company had an operating lease right-of-use asset of $4.3 million and lease liability of $4.8 million in the balance sheet. The weighted average remaining term of the Company’s leases as of June 30, 2020 was 6.0 years and the weighted-average discount rate was 12.4%.

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

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to our loans from related persons outstanding as of June 30, 2020 and interest paid during the six months ended June 30, 2020 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at June 30, 2020	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	$20	$—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	—	35
	Lan T. Tran (2)	10%	2/9/2019	Due on Demand	14	—
				Subtotal	34	35
Revolving line of credit
	Yutaka Niihara (2)	5.25%	12/27/2019	Due on Demand	600	18
				Subtotal	600	18
				Total	$634	$53

The following table sets forth information relating to our loans from related persons outstanding at any time during the year ended December 31, 2019:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2019	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate
Current, Promissory note payable to related parties:
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	$20	$20	$—	$—	—
	Hope International Hospice, Inc. (1)	10%	6/3/2016	Due on Demand	—	250	250	78	—
	Lan T. Tran (2)	10%	2/9/2017	Due on Demand	—	12	—	2	—
	Yutaka Niihara (2)(3)	10%	9/14/2017	Due on Demand	—	904	27	2	—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	159	159	—	—	—
	Lan T. Tran (2)	10%	2/9/2019	Due on Demand	14	14	—	—	—
				Subtotal	193	1,359	277	82
Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	—	200	200	56	$3.30
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	—	200	200	73	$4.50
	Wei Peu Zen (3)	10%	11/6/2017	2 years	—	5,000	5,000	597	$10.00
	Profit Preview International Group, Ltd. (4)	10%	2/1/2018	2 years	—	4,037	4,037	385	$10.00
	Profit Preview International Group, Ltd. (4)	10%	3/21/2018	2 years	—	5,363	5,363	442	$10.00
				Subtotal	—	14,800	14,800	1,553
Revolving line of credit
	Yutaka Niihara (2)	5%	12/27/2019	Due on Demand	600	600	—	—
				Subtotal	600	600	—	—
				Total	$793	$16,759	$15,077	$1,635
(1)	Dr. Niihara, a Director and the Chairman, and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc.
(2)	Officer.
(3)	Director.
(4)	Mr. Zen, a Director of the Company, is the sole owner of Profit Preview International Group, Ltd.

See Note 7 for a discussion of the Company’s revolving line of credit agreement with Dr. Niihara.

See Notes 6 and 11 for a discussion of the Company’s distribution and supply agreements with Telcon, which holds 4,147,491 shares of the Company common stock, or approximately 8.6% of the common stock outstanding as of June 30, 2020. As of June 30, 2020, the Company held 6,222,837 shares of Telcon stock as discussed in Note 5.

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

In consideration of the Debenture holder’s financial accommodations to the Company, the Company issued to the holders, pro rata based upon the relative principal amounts of their Debentures, five-year common stock purchase warrants to purchase a total of up to 1,840,000 shares of the Company common stock at an exercise price of $2.00 a share. The warrants provide for so-called full-ratchet anti-dilution adjustments in the event the Company sells or issues shares of common stock or common stock equivalents at an effective price per share less than the exercise price of the warrants, subject to certain exceptions. The exercise price also remains subject to adjustment for stock splits and other customary events. In October 2018, the Company granted to T.R. Winston and its affiliates for services relating to the September 2020 Amendment common stock purchase warrants to purchase up to 75,000 shares of the Company common stock at an exercise price of $2.10 a share and otherwise on terms identical to the warrants issued to the debenture holders described above. In March 2021, the conversion price of the Debentures, and the exercise price of the these and the other warrants related to the Debentures was reduced to $1.54 in connection with our issuance of shares of common stock to Kainos Medicine, Inc. referred to below in this Note 13. In March 2021, we prepaid the Debentures in full in accordance with their terms.

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

On February 9, 2021, the Company entered into a securities purchase agreement with an effective date of February 8, 2021 pursuant to which the Company agreed to sell and issue to the purchasers thereunder in a private placement pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder a total of up to $17 million in principal amount of convertible promissory notes of the Company for a purchase price equal to the principal amount thereof. As of April 5, 2021, the Company had sold approximately $14.5 million of the convertible promissory notes. Of the net proceeds from the sale of the convertible promissory notes, $6.2 million was used to prepay the outstanding Amended and Restated 10% Senior Secured Convertible Debentures as described above.

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

Until we began marketing and selling Endari® in the U.S. in early 2018, we had minimal revenues and relied upon funding from sales of equity securities and debt financings and loans, including loans from related parties to fund our business and operations. As of June 30, 2020, our accumulated deficit was $230.7 million and we had cash and cash equivalents of $1.0 million. We expect net revenues to increase as we expand our commercialization of Endari® in the U.S. and expand or commence early access programs and eventual marketing and commercialization abroad.

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

Sales Discounts: We provide our customers prompt payment and large order discounts and from time to time offer additional discounts that are recorded as a reduction of revenue in the period the revenue is recognized. Sales attributable to one-time discounts offered by us increased in 2019 and continued in 2020 and may adversely affect sales in subsequent periods.

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

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first-in, first-out basis at the lower of cost or net realizable value. Substantially all raw materials purchased during the three months ended June 30, 2020 and 2019 were supplied by one vendor.

Results of Operations:

Three months ended June 30, 2020 and 2019

Revenues, Net. Net revenues decreased by $1.1 million, or 21%, to $4.4 million for the three months ended June 30, 2020 compared to $5.5 million for the three months ended June 30, 2019. We believe that the decrease in net revenues was primarily attributable to temporary disruptions in sales related to the COVID-19 pandemic.

Cost of Goods Sold. Cost of goods sold increased by $0.2 million or 69%, to $0.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in cost of goods sold was primarily attributable to the establishment of a reserve for inventory with a shelf- life of less than two years. Substantially all the raw material purchased during the three months ended June 30, 2020 and 2019 were from one vendor.

Research and Development Expenses. Research and development expenses remained consistent at $0.6 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. We expect our research and development costs to increase in the remainder of 2020 as our sponsored diverticulosis study progresses.

Selling Expenses. Selling expenses decreased by $0.8 million, or 40%, to $1.1 million for the three months ended June 30, 2020 compared to $1.9 million for the three months ended June 30, 2019. The decrease in selling expenses was primarily due to a decrease of $1.2 million in contract sales force fees for Endari® partially offset by an increase of $0.5 million in our in-house commercial team costs for marketing and sales of Endari® in the U.S. We have relied on our in-house commercial team for marketing and sales of Endari® since January 2020.

General and Administrative Expenses. General and administrative expenses increased by $1.0 million, or 39% to $3.7 million for the three months ended June 30, 2020 compared to $2.7 million for the three months ended June 30, 2019. The increase of general and administrative expenses was primarily due to an increase of $1.4 million in professional fees and $0.2 million of insurance expenses partially offset by a decrease of $0.2 million in share-based compensation expenses.

Other Expense. Total other expenses decreased by $9.2 million, or 52%, to $8.4 million for the three months ended June 30, 2020, compared to $17.7 million of total other expenses for the three months ended June 30, 2019. The decrease in total other expenses was primarily due to a decrease of $6.5 million in interest expense and a decrease of $4.9 million in net loss on investment in marketable securities and long-term investment partially offset by an increase of $1.4 million on loss on debt extinguishment.

Net Loss. Net loss for the three months ended June 30, 2020 decreased by $8.1 million, or 46% to a net loss of $9.5 million for the three months ended June 30, 2020 from a net loss of $17.6 million for the three months ended June 30, 2019. The decrease of net loss was primarily a result of decreases of $9.2 million in other expenses partially offset by an increase of $1.7 million in loss from operations as discussed above.

Six months ended June 30, 2020 and 2019

Revenues, Net. Net revenues increased by $1.1 million, or 11% , to $11.3 million for six months ended June 30, 2020 from $10.2 million for the six months ended June 30, 2019. The increase in net revenues was primarily attributable to the higher market acceptance of Endari® and expansion of our customer base and, to a lesser extent a 4.0% price increase for Endari® implemented January 1, 2020.

Cost of Goods Sold. Cost of goods sold increased $0.4 million, or 77% , to $0.9 million for six months ended June 30, 2020 from $0.5 million for the six months ended June 30, 2019. The increase in cost of goods sold is primarily attributable to higher net revenues and the establishment of a reserve for inventory with an expiration date of less than two years. All the raw material purchased during the six months ended June 30, 2020 and 2019 were from one vendor.

Research and Development Expenses. Research and development expenses increased by $0.2 million, or 15%, to $1.2 million for the six months ended June 30, 2020. This increase was primarily due to an increase in expenses related to our sponsored diverticulosis study. We expect our research and development costs to increase in the remainder of 2020 as the study progresses.

Selling Expenses. Selling expenses decreased by $1.2 million, or 35%, to $2.2 million for the six months ended June 30, 2020 from $3.4 million for the six months ended June 30, 2019. The decrease in selling expenses was primarily due to a decrease of $2.3 million in contract sales force fees for Endari® partially offset by an increase of $1.2 million in our in-house commercial team costs for marketing and sales of Endari® in the U.S. We have relied on our in-house commercial team for marketing and sales of Endari® since January 2020.

General and Administrative Expenses. General and administrative expenses increased by $1.0 million, or 15%, to $7.4 million for six months ended June 30, 2020 from $6.4 million for the six months ended June 30, 2019. The increase in general and administrative expenses was primarily due to increases of $1.3 million in professional fees and $0.5 million in insurance expenses offset by decreases of $0.6 million in share-based compensation and $0.3 million in travel expenses.

Other Expense. Total other expenses decreased by $30.0 million, or 89%, to $3.8 million for the six months ended June 30, 2020 from $33.8 million in other expense for the six months ended June 30, 2019. The decrease was primarily due to decreases of

$18.2 million in a change in the net income (loss) on investment in marketable securities and long-term investment and $13.3 million reduction in interest expenses partially offset by an increase of $1.4 million in loss on debt extinguishment.

Net Loss. Net losses decreased by $31.0 million, or 89%, to $4.0 million for the six months ended June 30, 2020 from $35.0 million for the six months ended June 30, 2019. The decrease in net losses was primarily a result of a $30.0 million decrease in other expenses and a $1.1 million increase in net revenues as discussed above.

Liquidity and Capital Resources

We anticipate that we will continue to incur net losses for the foreseeable future until we can generate increased net revenues from Endari® sales. Based on our losses, anticipated future revenues and operating expenses, cash and cash equivalents of $2.5 million as of December 31, 2020, and the remaining net proceeds from the recent sale of convertible promissory notes described below, we believe our working capital is sufficient to meet our needs at least through the third quarter of 2022. If future revenues are less than anticipated or we incur more expenses than we anticipate, we may not have sufficient operating capital for our business without curtailing certain operations or raising additional capital. Except as described below, we have no understanding or arrangements with respect to future financings, and there can be no assurance of the availability of such capital on terms acceptable to us or at all.

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

Effective February 22, 2021, our subsidiary, Emmaus Medical, Inc., or Emmaus Medical, entered into a purchase and sale agreement with Prestige Capital Finance, LLC, or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 70% (subject to increase to 75%) of the face amount of the accounts receivable, subject to a $7,500,000 cap on advances at any time. The balance of the face amount of the accounts receivable will be reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable.  We recently completed our first transaction under the purchase and sale agreement.

Cash flows for the six months ended June 30, 2020 and 2019

Net cash from operating activities

Net cash used in operating activities increased by $0.6 million, or 50%, to $1.7 million for the six months ended June 30, 2020 from $1.1 million for the six months ended June 30, 2019. This increase was primarily due to an increase of $1.7 million in working capital partially offset by a decrease of $0.7 million in loss from operations.

Net cash from investing activities

Net cash provided by investing activities increased by $1.4 million or 678% to $1.6 million due to an increase of $1.9 million in sales of marketable securities, partially offset by $0.6 million loans made to EJ Holdings, our equity method investee.

Net cash from financing activities

Net cash used in financing activities increased by $0.7 million, or 660%, to $0.6 million for the six months ended June 30, 2020 from net cash provided by financing activities of $0.1 million for the six months ended June 30, 2019. This change was the result of $3.2 million of proceeds from sales of common stock during the six months ended June 30, 2019, partially offset by a decrease of $1.5 million in repayments of convertible notes during the six months ended June 30, 2020 compared to $3.4 million in repayments of convertible notes during the six months ended June 30, 2019.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of June 30, 2020. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our DCP were not effective as of June 30, 2020, because of the continuance of a material weaknesses in our internal control over financial reporting first identified in 2019 due to inadequate application of GAAP on certain complex transactions, inadequate financial closing process, timely filing of periodic and annual financial statements, segregation of duties including access control of information technology especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account process, and insufficient entity risk assessment process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 15, 2020, the holder of a convertible promissory note in the principal amount of $3,150,000 agreed to an extension of the maturity date to June 15, 2023 in exchange for an increase in the interest rate on the note from 11% to 12%. In conjunction with this amendment, the Company issued to the holder of note five-year common stock purchase warrants to purchase a total of up to 1,250,000 shares of the Company common stock at an exercise price of $2.05 a share. The securities described above were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Act for transactions not involving a public offering based upon the Company’s prior relationship with the single accredited investor note holder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished

4.1	Contingent Common Stock Purchase Warrant	10-K	001-35527	4.24	May 4, 2021
10.1	Amendment No. 3 to Convertible Promissory Note as of June 15, 2020 of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.)	10-K	001-35527	10.38	May 4, 2021
31.1+	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2+	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Emmaus Life Sciences, Inc.

Dated: August 25, 2021	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Its:	Chairman and Chief Executive Officer

	By:	/s/ Yasushi Nagasaki
	Name:	Yasushi Nagasaki
	Its:	Interim Chief Financial Officer