Form 10-Q
period 2020-09-30
Emmaus Life Sciences, Inc.
filed 2021-08-26
CIK 822370

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended September 30, 2020

INDEX

		Page

Part I. Financial Information

Item 1.	Financial Statements	3

	(a)Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	3

	(b)Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	4

	(c)Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2020 and 2019 (Unaudited)	5

	(d)Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited)	7

	(e)Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

Signatures		35

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of
	September 30, 2020
	(Unaudited)	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,949	$1,769
Restricted cash	25,680	—
Accounts receivable, net	1,726	2,150
Inventories, net	7,422	7,971
Investment in marketable securities	—	27,929
Prepaid expenses and other current assets	1,117	1,402
Total current assets	40,894	41,221
Property and equipment, net	130	151
Equity method investment	14,484	13,325
Right of use assets	4,145	4,474
Deposits and other assets	291	285
Total assets	$59,944	$59,456
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,675	$11,498
Operating lease liabilities, current portion	1,100	991
Other current liabilities	1,934	5,748
Revolving line of credit to related parties, net	800	600
Warrant derivative liabilities	794	38
Notes payable, current portion	4,452	3,749
Notes payable to related parties	816	193
Convertible debentures, net of discount	6,209	7,015
Convertible note payable, net of discount	—	2,995
Total current liabilities	23,780	32,827
Operating lease liabilities, less current portion	3,588	3,932
Other long-term liabilities	35,436	33,750
Notes payable, less current portion	355	—
Convertible note payable	3,150	—
Total long-term liabilities	42,529	37,682
Total liabilities	66,309	70,509
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock — par value $0.001 per share, 250,000,000 shares authorized, 48,987,189 shares and 48,471,446 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	49	48
Additional paid-in capital	218,484	215,207
Accumulated other comprehensive loss	(86)	(79)
Accumulated deficit	(224,812)	(226,229)
Total stockholders’ deficit	(6,365)	(11,053)
Total liabilities & stockholders’ deficit	$59,944	$59,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES, NET	$5,601	$5,760	$16,915	$15,960
COST OF GOODS SOLD	484	248	1,408	771
GROSS PROFIT	5,117	5,512	15,507	15,189
OPERATING EXPENSES
Research and development	629	725	1,835	1,778
Selling	1,324	1,778	3,527	5,148
General and administrative	3,156	7,056	10,538	13,475
Total operating expenses	5,109	9,559	15,900	20,401
INCOME (LOSS) FROM OPERATIONS	8	(4,047)	(393)	(5,212)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	—	(438)	(1,425)	(438)
Change in fair value of warrant derivative liabilities	745	3,576	669	3,492
Change in fair value of embedded conversion option	45	131	51	131
Net gain (loss) on investment in marketable securities	6,464	(5,248)	7,672	(22,242)
Gain (loss) on equity method investment	(494)	36	(1,474)	(413)
Miscellaneous reverse merger costs	—	(309)	—	(309)
Notes conversion costs	—	(3,341)	—	(3,341)
Interest and other income	718	18	1,318	248
Interest expense	(1,608)	(8,714)	(4,717)	(25,153)
Total other income (expense)	5,870	(14,289)	2,094	(48,025)
INCOME (LOSS) BEFORE INCOME TAXES	5,878	(18,336)	1,701	(53,237)
INCOME TAXES	293	56	80	159
NET INCOME (LOSS)	5,585	(18,392)	1,621	(53,396)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(35)	5	(7)	18
Other comprehensive income (loss)	(35)	5	(7)	18
COMPREHENSIVE INCOME (LOSS)	$5,550	$(18,387)	$1,614	$(53,378)
NET INCOME (LOSS) PER COMMON SHARE - BASIC and DILUTED	$0.11	$(0.40)	$0.03	$(1.32)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	48,987,189	46,004,942	48,866,724	40,469,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, January 1, 2020	48,471,446	$48	$215,207	$(79)	$(226,229)	$(11,053)
Common stock issued for cash (net of issuance cost)	515,743	1	141	—	—	142
Fair value of warrants including down-round protection adjustments	—	—	600	—	(200)	400
Share-based compensation	—	—	209	—	—	209
Foreign currency translation effect	—	—	—	61	—	61
Net income	—	—	—	—	5,509	5,509
Balance, March 31, 2020	48,987,189	49	216,157	(18)	(220,920)	(4,732)
Share-based compensation	—	—	219	—	—	219
Foreign currency translation effect	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	(9,473)	(9,473)
Balance, June 30, 2020	48,987,189	49	216,376	(51)	(230,393)	(14,019)
Fair value of warrants including down-round protection adjustments	—	—	1,987	—	(4)	1,983
Share-based compensation	—	—	121	—	—	121
Foreign currency translation effect	—	—	—	(35)	—	(35)
Net income	—	—	—	—	5,585	5,585
Balance, September 30, 2020	48,987,189	$49	$218,484	$(86)	$(224,812)	$(6,365)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, January 1, 2019	37,341,393	$37	$149,682	$(69)	$(171,358)	$(21,708)
Cumulative effect adjustment on adoption of ASC 842	—	—	—	—	(29)	(29)
Beneficial conversion feature relating to convertible notes	—	—	3,374	—	—	3,374
Exercise of warrants	525	—	5	—	—	5
Stock issued for cash	322,920	1	2,529	—	—	2,530
Conversion of notes payable to common stock	85,411	—	329	—	—	329
Share-based compensation	—	—	588	—	—	588
Exercise of common stock options	175	—	1	—	—	1
Foreign currency translation effect	—	—	—	7	—	7
Net loss	—	—	—	—	(17,408)	(17,408)
Balance, March 31, 2019	37,750,424	38	156,508	(62)	(188,795)	(32,311)
Beneficial conversion feature relating to convertible notes	—	—	5,390	—	—	5,390
Exercise of warrants	53,032	—	181	—	—	181
Stock issued for cash	76,755	—	731	—	—	731
Share-based compensation	—	—	438	—	—	438
Foreign currency translation effect	—	—	—	6	—	6
Net loss	—	—	—	—	(17,596)	(17,596)
Balance, June 30, 2019	37,880,211	38	163,248	(56)	(206,391)	(43,161)
Stock issued for cash (net of issuance cost)	477,339	1	2,999	—	—	3,000
Conversion of convertible note and promissory notes payable to common stock	6,983,350	7	35,452	—	—	35,459
Conversion note inducement	—	—	3,662	—	—	3,662
Reclassification of warrant liability to permanent equity	—	—	6,336	—	—	6,336
Exchange of common stock in connection with merger	2,330,546	2	(1,644)	—	—	(1,642)
Share-based compensation	—	—	129	—	—	129
Fair value of replacement equity awards	—	—	2,437	—	—	2,437
Foreign currency translation effect	—	—	—	5	—	5
Net loss	—	—	—	—	(18,392)	(18,392)
Balance, September 30, 2019	47,671,446	$48	$212,619	$(51)	$(224,783)	$(12,167)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,621	$(53,396)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	45	54
Impairment loss on long-term investment	—	524
Inventory reserve	596	—
Amortization of discount of notes payable and convertible notes payable	3,200	21,875
Foreign exchange adjustments on convertible notes and notes payable	(316)	(207)
Net (gain) loss on investment in marketable securities	(7,672)	21,718
Loss on equity method investment	1,474	413
Loss on debt extinguishment	1,425	438
Share-based compensation and fair value of replacement equity award	549	3,593
Notes conversion costs	—	3,341
Change in fair value of warrant derivative liabilities	(669)	(3,492)
Change in fair value of embedded conversion option	(51)	(131)
Net changes in operating assets and liabilities
Accounts receivable	425	(193)
Inventories	(44)	(2,787)
Prepaid expenses and other current assets	336	(1,025)
Other non-current assets	313	(4,150)
Income tax receivable and payable	(43)	(82)
Accounts payable and accrued expenses	(3,119)	5,966
Deferred revenue	—	500
Deferred rent	—	(287)
Other current liabilities	(3,883)	828
Other long-term liabilities	1,451	2,363
Net cash flows used in operating activities	(4,362)	(4,137)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with the Merger	—	(1,641)
Sale of marketable securities	35,601	221
Purchases of property and equipment	(13)	(55)
Loan made to equity investee	(2,274)	—
Net cash flows provided by (used in) investing activities	33,314	(1,475)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued, net of issuance cost and discount	1,980	—
Payments of notes payable	(200)	—
Payments of convertible notes	(2,000)	(3,368)
Proceeds from exercise of warrants	—	186
Proceeds from issuance of common stock	142	6,210
Net cash flows provided by (used in) financing activities	(78)	3,028
Effect of exchange rate changes on cash	(14)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	28,860	(2,579)
Cash, cash equivalents and restricted cash, beginning of period	1,769	3,905
Cash, cash equivalents and restricted cash, end of period	$30,629	$1,326
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$1,543	$1,239
Income taxes paid	$126	$242
NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued	$3,808	$—
Beneficial conversion feature relating to convertible notes	$—	$8,764
Warrant liabilities reclassified to equity	$—	$6,337
Conversion of notes payable to common stock	$—	$33,777
Conversion of accrued interest payable to common stock	$—	$2,381
Initial recognition of right to use assets	$—	$2,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc. (formerly, “MYnd Analytics, Inc.”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us,” the “Company” or “Emmaus”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. The condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K/A for the year ended December 31, 2020 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on August 10, 2021. The accompanying condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated balance sheet at December 31, 2019 contained in the Form 10-K/A. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year or any future interim period.

Organization and Nature of Operations

The Company is a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sales of innovative treatments and therapies primarily for rare and orphan diseases. On July 17, 2019, we completed a merger transaction with EMI Holding, Inc., formerly known as Emmaus Life Sciences, Inc. (“EMI”), into a subsidiary of the Company (the “Merger”), with EMI surviving the Merger as a wholly owned subsidiary of the Company. Immediately after completion of the Merger, we changed our name to “Emmaus Life Sciences, Inc.”

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

Reclassification of prior year presentation—Certain reclassifications have been made to the prior period amounts to confirm with the current year presentation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10K/A for the year ended December 31, 2020. There have been no material changes in these policies or their application.

Management has considered all recent accounting pronouncements will not have a material effect on the Company’s condensed consolidated financial statements. Refer to the Amended Annual Report for a summary of significant accounting policies. There were no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2020.

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

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$4,949	$1,326
Restricted cash	25,680	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$30,629	$1,326

Net loss per share — In accordance with ASC 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Dilutive loss per share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2020 and September 30, 2019, the Company had outstanding potentially dilutive securities exercisable for or convertible into 19,276,395 shares and 13,457,963 shares, respectively, of Company common stock. No potentially dilutive securities were included in the calculation of diluted net loss per share since their effect would be anti-dilutive for all periods presented.

NOTE 3 — REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Endari®	$5,485	$5,669	$16,548	$15,661
Other	116	91	367	299
Revenues, net	$5,601	$5,760	$16,915	$15,960

The following table summarizes the revenue allowance and accrual activities for the nine months ended September 30, 2020 and 2019 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2019	$228	$1,354	$315	$1,897
Provision related to sales in the current year	2,106	2,917	180	5,203
Adjustments related prior period sales	15	(43)	(65)	(93)
Credit and payments made	(2,144)	(1,762)	—	(3,906)
Balance as of September 30, 2020	$205	$2,466	$430	$3,101

Balance as of December 31, 2018	$84	$798	$99	$981
Provision related to sales in the current year	1,039	2,368	190	3,597
Credit and payments made	(866)	(1,816)	—	(2,682)
Balance as of September 30, 2019	$257	$1,350	$289	$1,896

The following table summarizes revenues attributable to each of our customers that accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Customer A	49%	62%	53%	60%
Customer B	32%	22%	27%	21%

The Company is party to a distributor agreement with Telcon pursuant to which it granted Telcon exclusive rights to the Company’s prescription grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from us specified minimum quantities of the finished product. In a related license agreement with Telcon, the Company agreed to use commercially reasonable best efforts to obtain product registration in these territories within three years of obtaining FDA marketing authorization for PGLG in this indication. Telcon has the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the Company would be obliged to return to Telcon the $10 million upfront fee. The upfront fee of $10 million is included in other long-term liabilities as unearned revenue as of September 30, 2020 and December 31, 2019.  See Note 10 for additional details.

The Company received an upfront payment of $500,000 in connection with entering into a distribution agreement with a strategic partner in 2018 to distribute Endari® in the Middle East and North Africa region. The payment was recorded as unearned revenue and included in other long-term liabilities to be recognized as revenue when the performance obligations are satisfied. The upfront payment of $500,000 is included in other long-term liabilities as unearned revenue as of December 31, 2019. During the nine months ended September 30, 2020, the distribution agreement was terminated, and the Company recognized the $500,000 up front payment as other income in the Consolidated Comprehensive Statements of Income (Loss).

NOTE 4 — SELECTED FINANCIAL STATEMENT CAPTIONS - ASSETS

Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials and components	$1,486	$1,187
Work-in-process	1,254	1,629
Finished goods	5,338	5,204
Inventory reserve	(656)	(49)
Total	$7,422	$7,971

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid insurance	$545	$735
Other prepaid expenses and current assets	572	667
	$1,117	$1,402

Property and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Equipment	345	335
Leasehold improvements	39	77
Furniture and fixtures	99	95
Total property and equipment	483	507
Less: accumulated depreciation	(353)	(356)
Property and equipment, net	$130	$151

During the three months ended September 30, 2020 and 2019, depreciation expenses were approximately $12,000 and $16,000, respectively. During the nine months ended September 30, 2020 and 2019, depreciation expenses were approximately $35,000 and $44,000, respectively.

NOTE 5 — INVESTMENTS

Equity securities— As of December 31, 2019, the Company held 6,643,559 shares of capital stock of Telcon which were acquired in July 2017 for approximately $31.8 million.  As of December 31, 2019, the closing price of Telecon shares on the Korean Securities Dealers Automated Quotations (“KOSDAQ”) was approximately $4.20. As of December 31, 2019, the fair value of the shares of $27.9 million was recorded in investment in marketable securities as of December 31, 2019. The net unrealized losses on available-for sale marketable securities held as of December 31, 2019 and since the adoption of ASU 2016-01 as of January 1, 2018 was $43.2 million.

Prior to December 2019, all shares of Telcon common stock were pledged to secure the Company’s obligation under the revised API agreement with Telcon. In December 2019, the API agreement was amended to permit the release of the Telcon shares from the pledge and to permit the Company to sell the shares in exchange for a portion of the net sale proceeds to be used to purchase a 10-year convertible bond of Telcon in the principal amount of approximately $26.1 million to be substituted for the Telcon shares pledged to Telcon to secure the Company’s obligations under the revised API agreement between the Company and Telcon. During the nine months ended September 30, 2020, the Company sold all of the Telcon shares for total net proceeds of $35.6 million. Refer to Note 6, 11 and 13 for more information regarding this arrangement.

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

Equity method investment – During 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings to acquire, own and operate an amino acids manufacturing facility in Ube, Japan. As part of the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings voting shares. JIP owns 60% of EJ Holdings voting shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.2 million. The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. The loan matures on September 30, 2028 and bears interest at the rate of 1% per annum payable annually. The parties also contemplated that the Ube facility will eventually supply the Company with the facility’s output of amino acids and the operation of the facility will be principally for our benefit and, as such, that major decisions affecting EJ Holdings and the Ube facility will be made by EJ Holdings’ board of directors, a majority of which are representatives of JIP, in consultation with the Company. During the nine months ended September 30, 2020, the Company made additional loans of $2.6 million to EJ Holdings. As of September 30, 2020 and December 31, 2019, the loans receivable were approximately $14.5 million and $13.8 million, respectively.

EJ Holdings is engaged in phasing in the Ube facility, including obtaining regulatory approvals for the manufacture of PGLG in accordance with cGMP. EJ Holdings has had no significant revenues since its inception, has depended on loans from the Company to acquire the Ube facility and fund its operations and will continue to be dependent on loans from us or other financing unless and until the Ube facility is activated and EJ Holdings can secure customers for its products.

The Company has determined that EJ Holdings is a variable interest entity, or VIE, based upon the facts that the Company provided the loan financing to acquire the Ube facility and EJ Holdings’ activities at the facility are principally for the Company’s benefit. JIP, however, owns 60% of EJ Holdings and is entitled to designate a majority of EJ Holdings’ board of directors and its Chief Executive Officer and outside auditors, and, as such, controls the management, business, and operations of EJ Holdings. Accordingly, the Company accounts for its variable interest in EJ Holdings under the equity method.

The Company’s share of the losses reported by EJ Holdings are classified as net losses from equity method investment. The investment is evaluated for impairment annually and if facts and circumstances indicate that the carrying value may not be recoverable, an impairment charge would be recorded.

The following table sets forth certain financial information of EJ Holdings for three months and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES, NET	$55	$61	$201	$175
GROSS PROFIT	55	61	201	175
NET LOSS	$(1,228)	$74	$(3,677)	$(1,050)

NOTE 6 — SELECTED FINANCIAL STATEMENT CAPTIONS - LIABILITIES

Accounts payable and accrued expenses consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Accounts payable:
Clinical and regulatory expenses	$419	$232
Professional fees	636	1,183
Selling expenses	654	1,303
Manufacturing costs	112	4,541
Other vendors	352	18
Total accounts payable	2,173	7,277
Accrued interest payable, related parties	47	42
Accrued interest payable	523	991
Accrued expenses:
Payroll expenses	1,024	891
Government rebates and other rebates	2,465	1,355
Due to EJ Holdings	474	238
Other accrued expenses	969	704
Total accrued expenses	4,932	3,188
Total accounts payable and accrued expenses	$7,675	$11,498

Other long-term liabilities consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Trade discount	$25,421	$23,242
Unearned revenue	10,000	10,500
Other long-term liabilities	15	8
Total other long-term liabilities	$35,436	$33,750

On June 12, 2017, the Company entered into an API Supply Agreement, as subsequently amended (as so amended, the “API agreement”), with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s requirements for bulk containers of PGLG. The Company purchased $2 million and $3.5 million of PGLG from Telcon in the nine months ended September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, accounts payable to Telcon were zero and $ 3.3 million, respectively. See Note 11 for additional details.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding September 30, 2020	Discount Amount September 30, 2020	Carrying Amount September 30, 2020	Shares Underlying September 30, 2020
Notes payable
2013	10%	Due on demand	—		$947	$—	$947	—
2019	11%	Due on demand - 6 months	—		2,867	—	2,867	—
2020	1% - 11%	Due on demand - 2 years	—		993	—	993	—
					$4,807	$—	$4,807	—
		Current			$4,452	$—	$4,452	—
		Non-current			$355	$—	$355	—
Notes payable - related parties
2016	10%	Due on demand	—		20	$—	$20	—
2019	10%	Due on demand			14	—	$14	—
2020	12%	Due on demand	—		782	—	$782	—
					$816	$—	$816	—
		Current			$816	$—	$816	—
Convertible debentures
2019	10%	18 months	$2.00-$9.52	(a)	8,700	$2,491	$6,209	4,387,986
					$8,700	$2,491	$6,209	4,387,986
		Current			$8,700	$2,491	$6,209	4,387,986
Convertible note payable
2020	12%	3 years	$10.00	(b)	3,150	$—	$3,150	316,637
					$3,150	$—	$3,150	316,637
		Non-current			$3,150	$—	$3,150	—
		Total			$17,473	$2,491	$14,982	4,704,623

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2019	Discount Amount December 31, 2019	Carrying Amount December 31, 2019	Shares Underlying Notes December 31, 2019
Notes payable
2013	10%	Due on demand	—		$920	$—	$920	—
2019	11%	Due on demand - 6 months	—		2,829	—	2,829	—
					$3,749	$—	$3,749	$—
		Current			$3,749	$—	$3,749	—
Notes payable - related parties
2016	10%	Due on demand	—		$20	$—	$20	—
2018	11%	Due on demand	—		159	—	159	—
2019	10%	Due on demand	—		14	—	14	—
					$193	$—	$193	—
		Current			$193	$—	$193	—
Convertible debentures
2019	10%	18 months	$2.00-$9.52	(a)	$10,200	$3,185	7,015	1,080,415
					$10,200	$3,185	$7,015	1,080,415
		Current			$10,200	$3,185	$7,015	1,080,415
Convertible note payable
2018	10%	2 years	$10.00	(b)	$3,000	$5	$2,995	363,876
					$3,000	$5	$2,995	363,876
		Current			$3,000	$5	$2,995	363,876
		Total			$17,142	$3,190	$13,952	1,444,291

(a) These debentures are convertible into Emmaus Life Sciences, Inc. shares.

(b) This note is convertible into EMI Holding, Inc. shares.

The weighted-average stated interest rate of notes payable was 10% as of September 30, 2020 and December 31, 2019. The weighted-average effective annual interest rate of notes payable as of September 30, 2020 and December 31, 2019 was 35% and 66%, respectively, after giving effect to discounts relating to the conversion feature, warrants and deferred financing cost in connection with these notes.

As of September 30, 2020, future contractual principal payments due on notes payable were as follows:

Year Ending
2020 (three months)	$6,369
2021	7,732
2022	222
2023	3,150
Total	$17,473

Immediately prior to the completion of the Merger, all but one of the convertible notes payable (excluding the 10% Senior Secured Debentures of EMI discussed below) were converted into shares of EMI common stock at their respective conversion prices. Upon completion of the Merger, the conversion shares were exchanged for shares of the Company common stock in the same manner as other outstanding shares of common stock of EMI based on the Merger “exchange ratio.” The unconverted convertible note payable is convertible into shares of common stock of EMI at conversion price of $10.00 per share and included in convertible notes payable.

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

The conversion feature of the Amended and Restated 10% Senior Secured Convertible Debentures was separately accounted for at fair value as derivative liabilities under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liabilities recorded in earnings. The following table sets forth the fair value of the conversion feature liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	Nine Months Ended	Year ended
Conversion feature liabilities - Amended and Restated 10% Senior Secured Convertible Debentures	September 30, 2020	December 31, 2019
Balance, beginning of period	$1	$—
Fair value at issuance date	—	132
Fair value at debt modification date	118	—
Change in fair value included in the statement of comprehensive loss	(51)	(131)
Balance, end of period	$68	$1

The value and any change in fair value of conversion feature liabilities are determined using a binomial lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock over successive periods of time.

The fair values as of September 30, 2020, the February 21, 2020 modification date and December 31, 2019 were based upon following assumptions:

	September 30, 2020	February 21, 2020 (Modification date)	December 31, 2019
Stock price	$0.97	$1.89	$1.97
Conversion price	$2.00	$3.00	$9.52
Selected yield	17.06%	19.12%	16.77%
Expected volatility (peer group)	113%	65%	50%
Expected life (in years)	0.92	1.16	0.81
Expected dividend yield	—	—	—
Risk‑free rate	Term structure	Term structure	Term structure

See Note 13 for information regarding the prepayment of the Amended and Restated 10% Senior Secured Convertible Debentures.

The Company is party to a revolving line of credit agreement with Dr. Niihara, the Company’s Chairman and Chief Executive Officer. Under the agreement, at the Company’s request from time to time, Dr. Niihara may, but is not obligated to, loan or re-loan to the Company up to $1,000,000. Outstanding amounts under the agreement are due and payable upon demand and bear interest, payable monthly, at a variable annual rate equal to the Prime Rate in effect from time to time plus 3%. In addition to the payment of interest, the Company is obligated to pay Dr. Niihara a “tax gross-up” intended to make him whole for federal and state income taxes payable by him with respect to interest paid to him in the previous year. The outstanding balances under the revolving line of credit agreement of $800,000 and $600,000 as of September 30, 2020 and December 31, 2019, respectively were reflected in revolving line of credit, related party on the Consolidated Balance Sheet. With the tax-gross up, the effective annual interest rate on the outstanding balance as of September 30, 2020 was 10.4%. The revolving line of credit agreement will expire on November 22, 2022. Refer to Note 12 for more information regarding this arrangement.

On May 8, 2020, the Company received a loan in the amount of $797,840 under the Small Business Administration Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan, which was in the form of a Promissory Note dated April 29, 2020, matures on April 29, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on December 8, 2020 unless the PPP loan is forgiven prior to the date of the first monthly payment. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The loan and accrued interest are forgivable after a specific period as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company has applied for PPP loan forgiveness on October 30, 2020. There is no assurance that the loan will be forgiven. The amount of loan forgiveness would be reduced if the Company were to terminate employees or reduce salaries during such period. The PPP loan was included in notes payable on the Condensed Consolidated Balance Sheets.

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

The Company determined that under ASC 815-40, the GPB Warrant should be separately recognized at fair value as a liability. The warrant liability is remeasured at fair value on a recurring basis using Level 3 inputs and any change in the fair value of the liability is recorded in earnings.

The following table presents the change in fair value of the GPB Warrant as of September 30, 2020 and December 31, 2019 (in thousands):

	Nine Months Ended	Year Ended
Warrant Derivative Liabilities—GPB	September 30, 2020	December 31, 2019
Balance, beginning of period	$38	$1,399
Change in fair value included in the statement of comprehensive income (loss)	18	(1,361)
Balance, end of period	$56	$38

The fair value of the warrant derivative liability was determined using the Black-Scholes-Merton option pricing model.

The value as of the dates set forth in the table above was based on upon following assumptions:

	September 30, 2020	December 31, 2019
Stock price	$0.97	$1.97
Risk‑free interest rate	0.15%	1.64%
Expected volatility (peer group)	114.00%	60.00%
Expected life (in years)	2.75	3.50
Expected dividend yield	0.00%	0.00%
Number outstanding	252,802	252,802

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

Pursuant to the terms of a securities amendment agreement entered into in February 2020 he Amended and Restated 10% Senior Secured Convertible Debentures were once again amended and restated in their entirety to extend their maturity date to April 21, 2021 and reduce the conversion price thereof to $3.00 per share from $9.52 per share. The related amended and restated common stock purchase warrants also were amended and restated again to reduce the exercise price thereof to $3.00 per share from $5.87 per share. The newly Amended and Restated 10% Senior Secured Convertible Debentures and related newly amended and restated warrants provide for so-called full-ratchet anti-dilution adjustments in the event we sell or issue shares of common stock or common stock equivalents at an effective price per share less than the conversion price of the debentures or the exercise price of the warrants, subject to certain exceptions. The conversion price of the Amended and Restated 10% Senior Secured Convertible Debentures and the exercise price of the related amended and restated warrants were reduced to $2.00 a share as a result of the Company’s sale of 100,000 shares of common stock at a price of $2.00 a share under the Purchase Agreement with Lincoln Park Capital LLC described below.

On September 22, 2020, the Company and EMI entered into a securities amendment agreement (the “September 2020 Amendment”) with the holders of the Amended and Restated 10% Senior Secured Convertible Debentures described above. The September 2020 Amendment amended in certain respects the securities purchase agreement among EMI and the Debenture holders originally entered into on September 8, 2018, as amended by the February 2020 Amendment, and provides that the Debentures are to be amended in certain respects as set forth in the form of Allonge Amendment No. 1 to the debentures included in the September 2020 Agreement (the “Allonge”). Pursuant to the Allonge, the aggregate monthly redemption payments under the Debentures were reduced to $500,000 from $1,000,000 in principal amount and the maturity date of the Debentures was extended from April 21, 2021 to August 31, 2021. The monthly redemption payments resumed in September 2020 and will continue on the first day of each month thereafter commencing October 1, 2020. The remaining principal balance of the Debentures will be due and payable upon maturity, subject to mandatory prepayment in connection with certain “Capital Events” as defined.

In consideration of the Debenture holder’s financial accommodations to the Company, the Company issued to the holders, pro rata based upon the relative principal amounts of their Debentures, five-year common stock purchase warrants to purchase a total of up to 1,840,000 shares of the Company common stock at an exercise price of $2.00 a share. The warrants provide for so-called full-

ratchet anti-dilution adjustments in the event the Company sells or issues shares of common stock or common stock equivalents at an effective price per share less than the exercise price of the warrants, subject to certain exceptions. The exercise price also remains subject to adjustment for stock splits and other customary events. In October 2018, the Company granted to T.R. Winston and its affiliates for services relating to the September 2020 Amendment common stock purchase warrants to purchase up to 75,000 shares of the Company common stock at an exercise price of $2.10 a share and otherwise on terms identical to the warrants issued to the debenture holders described above. In March 2021, the conversion price of the Debentures, and the exercise price of the these and the other warrants related to the Debentures was reduced to $1.54 in connection with our issuance of shares of common stock to Kainos Medicine, Inc. See Note 12 for information regarding our recent prepayment of the Debentures.

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

Purchase agreement with Holder of a Convertible Promissory Notes - On June 15, 2020, the holder of a convertible promissory note of EMI in the principal amount of $3,150,000 agreed to an extension of the maturity date to June 15, 2023 in exchange for an increase in the interest rate on the note from 11% to 12% per annum. In conjunction with this amendment, the Company issued to the holder of note five-year common stock purchase warrants to purchase a total of up to 1,250,000 shares of the Company common stock at an exercise price of $2.05 a share. Under ASC 815-40, the Company concluded that the warrants issued to the holder of the note should be recognized at fair value as a liability. The warrant liability is remeasured at fair value on a recurring basis using Level 3 input and any changes in the fair value of liability is recorded in earnings.

The following table presents the change in fair value of the warrants as of September 30, 2020 (in thousands):

Warrants Derivative Liabilities - convertible promissory note	September 30, 2020
Balance, beginning of period	$—
Fair value at issuance date	1,425
Change in fair value included in the statement of comprehensive loss	(687)
Balance, end of period	$738

The fair value of the warrant derivative liabilities was determined using the Black-Scholes-Merton option pricing model based on upon following assumptions:

	September 30, 2020	June 15, 2020 (modification date)
Exercise price	$2.05	$2.05
Stock price	$0.97	$1.68
Risk‑free interest rate	0.26%	0.33%
Expected volatility (peer group)	99.00%	94.00%
Expected life (in years)	4.71	5.00
Expected dividend yield	0.00%	0.00%
Warrant shares	1,250,000	1,250,000

A summary of outstanding warrants as of September 30, 2020 and December 31, 2019 is presented below:

	September 30, 2020	December 31, 2019
Warrants outstanding, beginning of period	4,931,099	3,436,431
Assumed as part of Merger	—	1,044,939
Granted	3,550,000	500,729
Exercised	—	(51,000)
Cancelled, forfeited or expired	(115,953)	—
Warrants outstanding, end of period	8,365,146	4,931,099

A summary of outstanding warrants by year issued and exercise price as of September 30, 2020 is presented below:

		Outstanding			Exercisable
Year issued and Exercise Price		Number of Warrants Issued	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Total	Weighted-Average Exercise Price
Prior to January 1, 2019
	$2.00-$10.76	3,439,007	1.91	$4.38	3,439,007	$4.38
Prior to Jan 1, 2019 Total		3,439,007			3,439,007
At December 31, 2019
	$6.12	32,391	3.66	$6.12	32,391	$6.12
	$12.00	76,575	2.98	$12.00	76,575	$12.00
	$14.04	174,999	2.49	$14.04	174,999	$14.04
	$31.50	737,975	1.82	$31.50	737,975	$31.50
	$36.24	22,333	1.82	$36.24	22,333	$36.24
	$60.00	666	0.25	$60.00	666	$60.00
	$2.00	256,200	3.08	$2.00	256,200	$2.00
	$7.68	75,000	3.80	$7.68	75,000	$7.68
	2019 Total	1,376,139			1,376,139
At September 30, 2020
	$2.05	1,250,000	4.71	$2.05	—	$—
	$2.00	2,300,000	4.95	$2.00	2,300,000	2
	Total	8,365,146			7,115,146

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

Stock options—During the nine months ended September 30, 2020, the Company granted options to purchase 90,000 shares of common stock. During the year ended December 31, 2019, the Company granted stock options to purchase 50,000 shares of Company common stock. All the options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares as follows: as to one‑third of the shares on the first anniversary of the grant date, and as to the remaining two‑thirds  shares in twenty‑four approximately equal monthly installments over a period of two years thereafter.

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

	6/29/2020	6/19/2019
Stock Price	$1.67	$10.30
Exercise Price	$2.05	$10.30
Term	5.5-6 years	6 years
Risk-Free Rate	0.28%-0.38%	1.83%
Dividend Yield	—	—
Volatility	78.91%-80.49%	67.16%

A summary of outstanding stock options as of September 30, 2020 and December 31, 2019 is presented below:

	September 30, 2020		December 31, 2019
	Number of Options	Weighted‑ Average Exercise Price	Number of Options		Weighted‑ Average Exercise Price
Options outstanding, beginning of period	7,245,350	$4.68	6,642,200		$4.40
Granted or deemed granted	90,000	$2.05	636,683	(a)	$10.10
Exercised	—	$—	(167)		$5.00
Cancelled, forfeited and expired	(62,087)	$6.06	(33,366)		$11.29
Options outstanding, end of period	7,273,263	$4.63	7,245,350		$4.68
Options exercisable, end of period	7,114,657	$4.64	7,001,680		$4.47
Options available for future grant	2,139,237		2,167,150

(a)	Upon the Merger, the exercise prices of outstanding EMI options and number of shares of the Company common stock underlying the options were adjusted based upon the exchange ratio in the Merger.

During the three months ended September 30, 2020 and September 30, 2019, the Company recognized $0.1 million and $3.5 million, respectively, of share-based compensation expense. During the nine months ended September 30, 2020 and September 30, 2019, the Company recognized approximately $0.5 million and $4.6 million, respectively, of share-based compensation expense. During the three months and nine months ended September 30, 2019, $1.9 million of one-time adjustments resulting from the Merger is included in the share-based compensation expense. As of September 30, 2020, there was approximately $0.7 million of total unrecognized compensation expense related to unvested share-based compensation. That expense is expected to be recognized over the weighted-average remaining vesting period of 1.0 year.

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

For the three months and nine months ended September 30, 2020, the Company recorded a provision for income tax for $0.3 million and $80,000, respectively. For the three months and nine months ended September 30, 2019, the Company recorded a provision for income tax of approximately $56,000 and $159,000, respectively. The provisions for income taxes for the three and nine months ended September 30, 2020 and 2019 were primarily related to state tax on the Company’s pre-tax book income. The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The Company established a full valuation allowance against its federal and state deferred tax assets and there was no unrecognized tax benefit as of September 30, 2020 or 2019.

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

In addition, the Company leased 1,322 square feet of office space in Tokyo, Japan, at a base rent of approximately $3,000, which the lease was expired on September 30, 2020. Upon the expiration of the lease, the lease was renewed and the new lease will expire on September 30, 2022.

The rent expense during the three months ended September 30, 2020 and 2019 amounted to approximately $286,000 and $280,000, respectively, and during the nine months ended September 30, 2020 and 2019 amounted approximately $ 895,000and $705,000, respectively.

Future minimum lease payments under the lease agreements were as follows as of September 30, 2020 (in thousands):

Amount
2020 (three months)	$282
2021	1,142
2022	1,165
2023	1,050
2024 and thereafter	2,982
Total lease payments	6,621
Less: Interest	1,933
Present value of lease liabilities	$4,688

The Company adopted Accounting Standard Update (“ASU”) 2016-02 – Lease (“Topic 842”) on January 1, 2019 using a modified retrospective approach and elected the transition method and the practical expedients permitted under the transition guidance, which allowed to carryforward the historical lease classification and our assessment on whether a contract is or contains a lease. The Company also elected to combine lease and non-lease components, such as common area maintenance charges, as single lease and elected to use the short-term lease exception permitted by the standard.

As a result of the adoption of Topic 842 on January 1, 2019, the Company recorded a $3.0 million in operating right-of-use asset and $3.3 million in lease liability and derecognized $287,000 of deferred rent as of the adoption date. These were calculated using the present value of the Company’s remaining lease payments using an estimated incremental borrowing rate. The Company also recorded a $29,000 cumulative effect increased on our accumulated deficit as of January 1, 2019. As of September 30, 2020, the Company had an operating lease right-of-use asset of $4.1 million and lease liability of $ 4.7 million in the balance sheet. The weighted-average remaining term of the Company’s leases as of September 30, 2020 was 5.7 years and the weighted-average discount rate was 12.75%.

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

On June 16, 2019, the Company entered into an agreement with Telcon to adjust the price payable to Telcon under the revised API agreement from $50 per kilogram of PGLG to $100 per kilogram from July 1, 2019 through September 30, 2020, with the price payable after September 30, 2020 to be subject to agreement between the parties. The PGLG raw material purchased from Telcon is recorded in inventory at net realizable value and the excess purchase price is recorded against deferred trade discount. Refer to Note 6 for more information.

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to our loans from related persons outstanding as of September 30, 2020 and any interest paid during the nine months ended September 30, 2020 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at September 30, 2020	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	$20	$—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	—	35
	Lan T. Tran (2)	10%	2/9/2019	Due on Demand	14	—
	Hope International Hospice, Inc.	12%	9/1/2020	Due on Demand	189	—
	Hope International Homecare, Inc.	12%	9/1/2020	Due on Demand	98	—
	Soomi Niihara	12%	9/1/2020	Due on Demand	395	—
	Willis Lee	12%	9/1/2020	Due on Demand	100	—
				Subtotal	816	35
Revolving line of credit
	Yutaka Niihara (2)	5.25%	12/27/2019	Due on Demand	800	27
				Subtotal	800	27
				Total	$1,616	$62

The following table sets forth information relating to our loans from related persons outstanding at any time during the year ended December 31, 2019:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2019	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid	Conversion Rate
Current, Promissory note payable to related parties:
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	$20	$20	$—	$—	—
	Hope International Hospice, Inc. (1)	10%	6/3/2016	Due on Demand	—	250	250	78	—
	Lan T. Tran (2)	10%	2/9/2017	Due on Demand	—	12	—	2	—
	Yutaka Niihara (2)(3)	10%	9/14/2017	Due on Demand	—	904	27	2	—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	159	159	—	—	—
	Lan T. Tran (2)	10%	2/9/2019	Due on Demand	14	14	—	—	—
				Subtotal	193	1,359	277	82
Current, Convertible notes payable to related parties:
	Yasushi Nagasaki (2)	10%	6/29/2012	Due on Demand	—	200	200	56	$3.30
	Yutaka & Soomi Niihara (2)(3)	10%	11/16/2015	2 years	—	200	200	73	$4.50
	Wei Peu Zen (3)	10%	11/6/2017	2 years	—	5,000	5,000	597	$10.00
	Profit Preview International Group, Ltd. (4)	10%	2/1/2018	2 years	—	4,037	4,037	385	$10.00
	Profit Preview International Group, Ltd. (4)	10%	3/21/2018	2 years	—	5,363	5,363	442	$10.00
				Subtotal	—	14,800	14,800	1,553
Revolving line of credit
	Yutaka Niihara (2)	5%	12/27/2019	Due on Demand	600	600	—	—
				Subtotal	600	600	—	—
				Total	$793	$16,759	$15,077	$1,635

(1)

Dr. Niihara, the Chairman and Chief Executive Officer of the Company, and his wife, Soomi Niihara, are the co-owners and directors of Hope International Hospice, Inc., of which Dr. Niihara is the Chief Executive Officer.

(2)	Officer.
(3)	Director.
(4)	Mr. Zen, a Director of the Company, is the sole owner of Profit Preview International Group, Ltd.

See Note 7 for a discussion of the Company’s revolving line of credit agreement with Dr. Niihara.

See Notes 6, 11 and 13 for a discussion of the Company’s distribution and supply agreements with Telcon, which holds 4,147,491 shares of the Company common stock, or approximately 8.6% of the common stock outstanding as of September 30, 2020.

NOTE 13 — SUBSEQUENT EVENTS

On September 28, 2020, the Company entered into a convertible bond purchase agreement with Telcon pursuant to which it purchased on October 16, 2020 at face value a convertible bond of Telcon in the principal amount of $26.1 million, on the terms described in the purchase agreement. The Company purchased the convertible bond with a portion of the net proceeds from the sale of Telcon shares owned by the Company. The sale of the Telcon shares and purchase of the Telcon convertible bond was in accordance with our December 23, 2019 agreement with Telcon. As contemplated by the December 23, 2019 agreement, the convertible bond and any proceeds therefrom, including proceeds from any exercise of the call option or early redemption right described below, replace the Company’s former Telcon shares and proceeds therefrom as collateral under the API agreement with Telcon.

The Telcon convertible bond matures on October 16, 2030 and bears interest at the rate of 2.1% per annum payable quarterly. Beginning on October 16, 2021, the holder of the convertible bond will be entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. To the extent not previously redeemed, the principal amount of the bond will be due upon maturity. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of approximately $8.00 per share. The conversion price is subject to antidilution adjustments in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares, a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event.

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

On February 9, 2021, the Company entered into a securities purchase agreement with an effective date of February 8, 2021 pursuant to which the Company agreed to sell and issue to the purchasers thereunder in a private placement pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder a total of up to $17 million in principal amount of convertible promissory notes of the Company for a purchase price equal to the principal amount thereof. As of April 5, 2021, the Company had sold approximately $14.5 million of the convertible promissory notes.  Of the net proceeds from the sale of the convertible promissory notes, $6.2 million was used to prepay in full the outstanding Amended and Restated 10% Senior Secured Convertible Debentures in March 2021.

Commencing one year from the original issue date, the convertible promissory notes will be convertible at the option of the holder into shares of our common stock at an initial conversion price of $1.48 per share, which equaled the “Average VWAP” (as defined) of the Company common stock on the effective date. The initial conversion price will be adjusted as of the end of each three-month period following the original issue date, commencing May 31, 2021, to equal the Average VWAP as of the end of such three-month period if such Average VWAP is less than the then-conversion price. The conversion price will be subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes.

The convertible promissory notes bear interest at the rate of 2% per annum payable semi-annually on the last business day of August and January of each year and will mature on the 3rd anniversary of the original issue date.  The convertible promissory notes will become prepayable in whole or in part at the election of the holders on and after February 28, 2022 if our common stock shall not have been approved for listing on the NYSE American, the Nasdaq Capital Market or other “Trading Market” (as defined). The Company will be entitled to prepay up to 50% of the principal amount of the convertible promissory notes at any time after the 1st anniversary and on or before the 2nd anniversary of the original issue date for a prepayment amount equal to the principal amount being prepaid, accrued and unpaid interest thereon and a prepayment premium equal to 50% of such principal amount. The convertible promissory notes are general, unsecured obligations of the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, the terms, “we,” “us,” “our,” “Emmaus” or the “Company” refer to Emmaus Life Sciences, Inc., and its direct and indirect subsidiaries.

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

Company Overview

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. On July 7, 2017, the U.S. Food and Drug Administration, or FDA, approved our lead product, Endari® (prescription-grade L-glutamine oral powder), to reduce the severe complications of sickle cell disease(“SCD”) in adult and pediatric patients five years of age and older. Endari® has received Orphan Drug designation from the FDA and Orphan Medical designation from the European Commission, which designations afford marketing exclusivity for Endari® for a seven-year period in the U.S. and ten-year period in the European Union, respectively, following marketing approval.

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

Until we began marketing and selling Endari® in the U.S. in early 2018, we had minimal revenues and relied upon funding from sales of equity securities and debt financings and loans, including loans from related parties to fund our business and operations. As of September 30, 2020, our accumulated deficit was $224.9 million and we had cash and cash equivalents of $4.9 million. We expect net revenues to increase as we expand our commercialization of Endari® in the U.S. and expand or commence early access programs and eventual marketing and commercialization abroad.

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

Sales Discounts: We provide our customers prompt payment and large order discounts and from time to time offer additional discounts that are recorded as a reduction of revenue in the period the revenue is recognized. Sales attributable to one-time discounts offered by us increased in 2019 and 2020 and may adversely affect sales in subsequent periods.

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

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or net realizable value. Substantially all raw materials purchased during the three months ended September 30, 2020 and 2019 were supplied by one vendor.

Results of Operations:

Three months ended September 30, 2020 and 2019

Revenues, Net. Net revenues decreased by $0.2 million, or 3%, to $5.6 million for the three months ended September 30, 2020 compared to $5.8 million for the three months ended September 30, 2019. We believe that the decrease in net revenues was primarily attributable to continuing disruptions in sales caused by the COVID-19 pandemic.

Cost of Goods Sold. Cost of goods sold increased by $0.2 million or 95%, to $0.4 million for the three months ended September 30, 2020 compared to $0.3 million for the three months ended September 30, 2019. The increase in cost of goods sold was primarily attributable to the establishment of a reserve for inventory with a shelf-life of less than two years. Substantially all the raw materials purchased during the three months ended September 30, 2020 and 2019 were from one vendor.

Research and Development Expenses. Research and development expenses decreased by $0.1 million, or 13%, to $0.6 million for the three months ended September 30, 2020 compared to $0.7 million for the three months ended September 30, 2019. This decrease was due to higher consulting expenses related the European Medicines Agency (“EMA”) marketing authorization application incurred during the three months ended September 30, 2019. We expect our research and development costs to increase in the remainder of 2020 as our Pilot/Phase 1 study of PGLG in diverticulosis progresses.

Selling Expenses. Selling expenses decreased by $0.5 million, or, 26%, to $1.3 million for the three months ended September 30, 2020 compared to $1.8 million for the three months ended September 30, 2019. The decrease was primarily due to a decrease of $0.9 million in contract sales force fees and $0.2 million in sales and marketing activities for Endari® partially offset by an increase of $0.7 million in in-house sales team compensation as we have relied on our in-house commercial team for sales and marketing of Endari® in the U.S. since January 2020.

General and Administrative Expenses. General and administrative expenses decreased by $3.9 million, or 55%, to $3.2 million for the three months ended September 30, 2020 compared to $7.1 million for the three months ended September 30, 2019. The decrease was primarily due to decreases of $2.4 million in share-based compensation, $1.3 million in professional fees, and $0.4 million in travel expenses.

Other Income (Expense). Total other income increased by $20.2 million, or 141%, to $5.8 million of total other income for the three months ended September 30, 2020 compared to $14.3 million of total other expense for the three months ended September 30, 2019. The increase was primarily due to an increase of $11.7 million in the net gain (loss) on investment in marketable securities and a decrease of $7.1 million in interest expense.

Net Income (Loss). Net income for the three months ended September 30, 2020 increased by $24.0 million, or 130% to net income of $5.6 million for the three months ended September 30, 2020 compared to a net loss of $18.4 million for the three months ended September 30, 2019. The increase in net income was primarily the result of an increase of $20.2 million in total other income and a decrease of $3.9 million in general and administrative expenses as discussed above.

Nine months ended September 30, 2020 and 2019

Revenues, Net. Net revenues increased by $1.0 million, or 6%, to $ 16.9 million for the nine months ended September 30, 2020 from $ 16.0 million for the nine months ended September 30, 2019.The increase was primarily attributable to the higher market acceptance of Endari® and expansion of our customer base and, to a lesser extent a 4.0% price increase for Endari® implemented January 1, 2020, partially offset by the on-going sales challenges caused by the continuing COVID-19 pandemic.

Cost of Goods Sold. Cost of goods sold increased by $0.6 million, or 83%, to $1.4 million for the nine months ended September 30, 2020 from $0.7 million for the nine months ended September 30, 2019. The increase was primarily attributable to the establishment of a reserve for inventory with a shelf- life of less than two years.

Research and Development Expenses. Research and development expenses remained consistent at $1.8 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. We expect our research and development costs to increase in the remainder of 2020 as our Pilot/Phase 1 study of PGLG in diverticulosis progresses.

Selling Expenses. Selling expenses decreased by $1.6 million, or 31%, to $3.5 million for the nine months ended September 30, 2020 compared to $5.1 million for the nine months ended September 2019. The decrease was primarily due to a decrease of $3.2 million in contract sales force fees for Endari® partially offset by an increase of $2.0 million in in-house sales team compensation as we have relied on our in-house commercial team for sales and marketing of Endari® in the U.S. since January 2020.

General and Administrative Expenses. General and administrative expenses decreased by $2.9 million, or 22%, to $10.5 million for nine months ended September 30, 2020 compared to $13.5 million the nine months ended September 30, 2019. The decrease was primarily due to decreases of $3.0 million in share-based compensation and $0.7 million in travel expenses partially offset by an increase of $0.4 million in insurance expenses.

Other Income and Expense. Total other income increased by $50.1 million, or 104%, to $2.1 million for the nine months ended September 30, 2020 compared to $48.0 million in total other expense for the nine months ended September 30, 2019. The increase was primarily due to an increase of $29.9 million in the net gain on investment in marketable securities and a decrease of $20.4 million in interest expenses partially offset by an increase of $1.0 million in loss on debt extinguishment.

Net Income (Loss). Net income increased by $55.0 million, or 103%, to $1.6 million for the nine months ended September 30, 2020 compared to a net loss of $53.4 million for the nine months ended September 30, 2019. The increase was primarily a result of a $50.1 million increase in other income, a $1.0 million increase in net revenues and a $4.5 million decrease in operating expenses as discussed above.

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

Cash flows for the nine months ended September 30, 2020 and 2019

Net cash from operating activities

Net cash used in operating activities increased by $0.2 million, or 5%, to $4.4 million for the nine months ended September 30, 2020 compared to the $4.1 million for the nine months ended September 30, 2019. This increase was primarily due to an increase of $5.2 million in working capital offset by a decrease of $4.8 million in loss from operations.

Net cash from investing activities

Net cash provided by investing activities increased by $34.8 million to $33.3 million for the nine months ended September 30, 2020, compared to $1.5 million of net cash used in investing activities for the nine months ended September 30, 2019. This change was primarily due to an increase of $35.3 million in sales of marketable securities, partially offset by $2.2 million of loans made to our equity method investee.

Net cash from financing activities

Net cash provided by financing activities decreased by $3.1 million, or 103%, to $0.1 million of net cash used in financing activities for the nine months ended September 30, 2020 compared to a positive $3.0 million of net cash provided by financing activities for the nine months ended September 30, 2019. This change was primarily attributable to a decrease of $6.1 million of the proceeds from issuance of common stock, partially offset by a decrease of $1.4 million in repayments of convertible notes during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of September 30, 2020. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our DCP were not effective as of September 30, 2020, because of the continuance of a material weaknesses in our internal control over financial reporting first identified in 2019 due to inadequate application of GAAP on certain complex transactions, inadequate financial closing process, timely filing of periodic and annual financial statements, segregation of duties including access control of information technology especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account process, and insufficient entity risk assessment process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2020, we entered into a securities amendment agreement (the “Amendment”) with the holders of $9.2 million principal amount of outstanding Amended and Restated 10% Senior Secured Convertible Debentures (the “Debentures”). The Agreement amended in certain respects the securities purchase agreement among the company, EMI and the holders of the Debentures originally entered into on September 8, 2018, as previously amended, and provided that the Debentures are to be amended in certain respects as set forth in the form of Allonge Amendment No. 1 to the Debentures attached as Exhibit A to the Agreement (the “Allonge”). In connection with the Amendment and the Allonge, we issued to the holders of the Debentures, pro rata based upon the relative principal amounts of their Debentures, five-year Common Stock Purchase Warrants to purchase up to 1,840,000 shares of Company common stock at an exercise price of $2.00 a share.

The issuance of the Warrants was made without registration under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemptions from registration afforded by Section 4(2) of the Act and Regulation D thereunder for transactions not involving a public offering as the Warrants were issued to a limited number of accredited investors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished

4.1	Form of July 31, 2020 Common Stock Purchase Warrants	10-K	001-35527	4.25	May 4, 2021
4.2	Form of September 22, 2020 Common Stock Purchase Warrants	8-K	001-35527	10.1	September 24, 2020
10.1	Form of Promissory note issued by the registrant to the persons indicated in Schedule A attached to the Form of Promissory Note					*
31.1+	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2+	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
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