Form 10-Q
period 2021-03-31
Emmaus Life Sciences, Inc.
filed 2021-09-01
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

The registrant had 49,311,864 shares of common stock, par value $0.001 per share, outstanding as of August 24, 2021.

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended March 31, 2021

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,759	$2,487
Accounts receivable, net	2,372	198
Inventories, net	6,740	7,087
Prepaid expenses and other current assets	1,270	1,485
Total current assets	14,141	11,257
Property and equipment, net	109	120
Equity method investment	15,790	15,925
Right of use assets	3,947	4,072
Investment in convertible bond	27,943	27,866
Other assets	293	296
Total assets	$62,223	$59,536
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,991	$7,460
Operating lease liabilities, current portion	661	1,143
Conversion feature derivative, notes payable	7,900	—
Other current liabilities	2,739	2,706
Revolving line of credit from related party	800	800
Warrant derivative liabilities	1,600	1,071
Notes payable, current portion	4,616	4,588
Notes payable to related parties	100	134
Convertible debentures, net of discount	—	5,480
Total current liabilities	24,407	23,382
Operating lease liabilities, less current portion	3,824	3,470
Other long-term liabilities	34,473	34,470
Notes payable, less current portion	89	222
Convertible notes payable	12,106	3,150
Total liabilities	74,899	64,694
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 49,311,864 and 48,987,189 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	49	49
Additional paid-in capital	219,650	218,728
Accumulated other comprehensive income	1,367	1,144
Accumulated deficit	(233,742)	(225,079)
Total stockholders’ deficit	(12,676)	(5,158)
Total liabilities & stockholders’ deficit	$62,223	$59,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES, NET	$5,335	$6,954
COST OF GOODS SOLD	436	478
GROSS PROFIT	4,899	6,476
OPERATING EXPENSES
Research and development	1,809	617
Selling	1,283	1,068
General and administrative	3,422	3,657
Total operating expenses	6,514	5,342
INCOME (LOSS) FROM OPERATIONS	(1,615)	1,134
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(1,172)	—
Change in fair value of warrant derivative liabilities	(529)	25
Change in fair value of conversion feature derivative, notes payable	(2,338)	(29)
Net gain on investment in marketable securities	—	6,839
Net losses on equity method investment	(754)	(407)
Foreign exchange gain (loss)	(1,132)	1
Interest and other income	190	32
Interest expense	(1,054)	(1,800)
Total other income (expense)	(6,789)	4,661
INCOME (LOSS) BEFORE INCOME TAXES	(8,404)	5,795
INCOME TAXES	18	286
NET INCOME (LOSS)	(8,422)	5,509

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on debt securities available for sale (net of tax)	58	—
Foreign currency translation adjustments	165	61
Other comprehensive income (loss)	223	61
COMPREHENSIVE INCOME (LOSS)	$(8,199)	$5,570
EARNINGS (NET LOSS) PER COMMON SHARE - BASIC and DILUTED	$(0.17)	$0.11
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	49,073,769	48,624,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at January 1,2021	48,987,189	$49	$218,728	$1,144	$(225,079)	$(5,158)
Fair value of warrants including down-round protection adjustments	—	—	241	—	(241)	—
Common stock issued for services	324,675	—	500	—	—	500
Share-based compensation	—	—	181	—	—	181
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	58	—	58
Foreign currency translation effect	—	—	—	165	—	165
Net loss	—	—	—	—	(8,422)	(8,422)
Balance, March 31, 2021	49,311,864	$49	$219,650	$1,367	$(233,742)	$(12,676)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at January 1, 2020	48,471,446	$48	$215,207	$(79)	$(226,229)	$(11,053)
Fair value of warrants including down-round protection adjustments	—	—	600	—	(200)	400
Common stock issued for cash (net of issuance cost)	515,743	1	141	—	—	142
Share-based compensation	—	—	209	—	—	209
Foreign currency translation effect	—	—	—	61	—	61
Net income	—	—	—	—	5,509	5,509
Balance, March 31, 2020	48,987,189	$49	$216,157	$(18)	$(220,920)	$(4,732)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,422)	$5,509
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities
Depreciation and amortization	15	15
Inventory reserve	162	—
Amortization of discount of notes payable and convertible notes payable	669	1,302
Foreign exchange adjustments	1,180	(50)
Tax benefit recognized on unrealized gain on debt securities	(19)	—
Net gain on investment in marketable securities	—	(6,839)
Loss on equity method investment	754	407
Loss on debt extinguishment	1,172	—
Gain on disposal of property and equipment	(1)	—
Share-based compensation	181	209
Shares issued for services	500	—
Change in fair value of warrant derivative liabilities	529	(25)
Change in fair value of conversion feature derivative, notes payable	2,338	29
Net changes in operating assets and liabilities
Accounts receivable	(2,176)	249
Inventories	180	(285)
Prepaid expenses and other current assets	158	260
Other non-current assets	122	133
Income tax receivable and payable	33	286
Accounts payable and accrued expenses	(1,295)	2,449
Other current liabilities	42	(5,025)
Other long-term liabilities	(123)	3,184
Net cash flows (used in) provided by operating activities	(4,001)	1,808
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(3)
Loan to equity method investee	(1,769)	—
Net cash flows used in investing activities	(1,769)	(3)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued, net of issuance cost and discount	700	—
Proceeds from convertible notes payable issued, net of issuance cost and discount	14,390	—
Payments of notes payable	(844)	—
Payments of convertible notes	(7,200)	(1,500)
Proceeds from issuance of common stock, net of issuance cost	—	142
Net cash flows provided by (used in) financing activities	7,046	(1,358)
Effect of exchange rate changes on cash	(4)	(3)
Net increase (decrease) in cash and cash equivalents	1,272	444
Cash and cash equivalents, beginning of period	2,487	1,769
Cash and cash equivalents, end of period	$3,759	$2,213
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$319	$312
Income taxes paid	$5	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount due to conversion features derivative	$5,555	$—
Debt discount due to warrant issued with debt	$—	$400

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of Emmaus Life Sciences, Inc., (“Emmaus”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. The consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K/A for the year ended December 31, 2020 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on August 10, 2021. The accompanying condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated balance sheet at December 31, 2020 contained in the Form 10-K/A. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year or any future interim period.

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

Principles of consolidation—The consolidated financial statements include the accounts of Emmaus and its direct and indirect consolidated subsidiaries. All significant intercompany transactions have been eliminated.

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

Factoring accounts receivables — The Company entered into a factoring agreement with Prestige Capital Finance, LLC on February 22, 2021. Under the agreement, the Company may factor its accounts receivables of up to 70% of the face value with maximum outstanding balance of $7.5 million and the fee ranges between 2.25% and 7.25% depending on the period when customers pay the outstanding accounts receivables. The Company had no factoring accounts receivables outstanding as of March 31, 2021. For three month ended March 31, 2021, the Company incurred approximately $31,000 of factoring fees.

Net loss per share — In accordance with ASC 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Dilutive loss per share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2021 and March 31, 2020, the Company had outstanding potentially dilutive securities exercisable for or convertible into 24,515,738 shares and 16,698,829 shares, respectively, of the Company’s common stock. No potentially dilutive securities were included in the calculation of diluted net income per share since the potential dilutive securities were out of the money for the period ended March 31, 2020 and were anti-dilutive for period ended March 31, 2021.

NOTE 3 — REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Endari®	$5,176	$6,714
Other	159	240
Revenues, net	$5,335	$6,954

The following table summarizes the revenue allowance and accrual activities for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2020	$134	$2,119	$473	$2,726
Provision related to sales in the current year	575	864	57	1,496
Adjustments related prior period sales	14	2	(37)	(21)
Credit and payments made	(281)	(792)	—	(1,073)
Balance as of March 31, 2021	$442	$2,193	$493	$3,128

Balance as of December 31, 2019	$228	$1,354	$315	$1,897
Provision related to sales in the current year	942	1,122	71	2,135
Adjustments related prior period sales	16	(44)	(22)	(50)
Credit and payments made	(794)	(709)	—	(1,503)
Balance as of March 31, 2020	$392	$1,723	$364	$2,479

The following table summarizes revenues attributable to each of our customers that accounted for 10% or more of our total revenues (as a percentage of net revenues):

	Three Months Ended March 31,
	2021	2020
Customer A	63%	54%
Customer B	17%	27%

The Company is party to a distributor agreement with Telcon pursuant to which it granted Telcon exclusive rights to the Company’s prescription grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from us specified minimum quantities of the finished product. In a related license agreement with Telcon, the Company agreed to use commercially reasonable best efforts to obtain product registration in these territories within three years of obtaining FDA marketing authorization for PGLG in this indication. Telcon has the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the Company would be obliged to return to Telcon the $10 million upfront fee. The upfront fee of $10 million is included in other long-term liabilities as unearned revenue as of March 31, 2021 and December 31, 2020.  Refer to Note 11 for additional details.

NOTE 4 — SELECTED FINANCIAL STATEMENT CAPTIONS - ASSETS

Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials and components	$1,486	$1,486
Work-in-process	690	721
Finished goods	5,913	6,064
Inventory reserve	(1,349)	(1,184)
Total	$6,740	$7,087

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid insurance	$236	$388
Prepaid expenses	397	$454
Due from EJ Holdings	400	$376
Other current assets	237	267
Total	$1,270	$1,485

Property and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Equipment	$331	$347
Leasehold improvements	39	39
Furniture and fixtures	99	99
Total property and equipment	469	485
Less: accumulated depreciation	(360)	(365)
Property and Equipment, net	$109	$120

During the three months ended March 31, 2021 and March 31, 2020, depreciation expense was approximately $11,000 and $12,000, respectively.

NOTE 5 — INVESTMENTS

Investment in convertible bonds - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon RF Pharmaceutical, Inc., or Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% per year, payable quarterly. Beginning on October 16, 2021, the Company will be entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of approximately $8.00 per share. The conversion price is subject to antidilution adjustments in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares, a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Note 6 and Note 11.

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

The Company has elected the fair value option method to measure the investment in the Telcon convertible bond. The investment is classified as an available for sale security and remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other comprehensive income. The fair value and any change in fair value of the convertible bond is determined using a convertible bond lattice model. The model produces an estimated fair value based on changes in the market price of the underlying common stock.

The following table sets forth the fair value and changes in fair value of the investment in convertible bonds as of March 31, 2021, and December 31, 2020 (in thousands):

Investment in convertible bond	March 31, 2021	December 31, 2020
Balance, beginning of period	$27,866	$—
Fair value at issuance date	—	22,059
Change in fair value included in the statement of other comprehensive income (loss)	77	5,807
Balance, end of period	$27,943	$27,866

The fair value as of March 31, 2021, and December 31, 2020 was based upon following assumptions:

	March 31, 2021	December 31, 2020
Principal outstanding (South Korean won)	KRW 30 billion	KRW 30 billion
Stock price	KRW 5,020	KRW 6,060
Expected life (in years)	9.55	9.79
Selected yield	9.50%	10.50%
Expected volatility (Telcon common stock)	84.50%	85.80%
Risk-free interest rate (South Korea government bond)	2.02%	1.72%
Expected dividend yield	0.00%	0.00%
Conversion price	KRW 5,023	KRW 6,028

Equity method investment – During 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings, Inc., or EJ Holdings, to acquire, own and operate an amino acids manufacturing facility in Ube, Japan. In connection with the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings voting shares. JIP owns 60% of EJ Holdings voting shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.6 million. The loan matures on September 30, 2028 and bears interest at the rate of 1% per annum, payable annually.  The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. In October 2020, the Company entered into a loan agreement with EJ Holdings pursuant to which it agrees to loan to EJ Holdings a total of approximately $6.5 million in monthly instalments through March 2021. The loans are unsecured general obligations of EJ Holdings, bear interest at a nominal annual rate payable on September 30 of each year beginning in 2021 and are due and payable in a lump sum at maturity on September 30, 2028. The proceeds of the loans are used by EJ Holdings to fund its activities and operations at its Ube facility. The parties contemplate that the Ube facility will eventually supply the Company with the facility’s output of amino acids, that the operation of the facility will be principally for our benefit and, as such, that major decisions affecting EJ Holdings and the Ube facility will be made by EJ Holdings’ three-person board of directors, one of whom is a designee of the Company and two of who are representatives of JIP, in consultation with the Company. As of March 31, 2021, and December 31, 2020, the loans receivable from EJ Holdings were approximately $19.0 million and $18.6 million, respectively.

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

The Company has determined that EJ Holdings is a variable interest entity, or VIE, based upon the facts that the Company provided the loan financing to acquire the Ube facility and the EJ Holdings’ activities at the facility are principally for the Company’s benefit. JIP, however, owns 60% of EJ Holdings and is entitled to designate a majority of EJ Holdings’ board of directors and its Chief Executive Officer and outside auditors, and, as such, controls the management, business, and operations of EJ Holdings. Accordingly, the Company accounts for its variable interest in EJ Holdings under the equity method.

The Company’s share of the losses of EJ Holdings are classified as net losses on equity method investment. The investment is evaluated for impairment annually and if facts and circumstances indicate that the carrying value may not be recoverable, an impairment charge would be recorded.

The following table sets forth certain financial information of EJ Holdings for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
REVENUES, NET	59	84
GROSS PROFIT	59	84
NET LOSS	$(1,886)	$(1,021)

NOTE 6 — SELECTED FINANCIAL STATEMENT CAPTIONS - LIABILITIES

Accounts payable and accrued expenses consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable:
Clinical and regulatory expenses	$531	$262
Professional fees	418	252
Selling expenses	339	395
Manufacturing costs	11	596
Other vendors	100	518
Total accounts payable	1,399	2,023
Accrued interest payable, related parties	54	41
Accrued interest payable	491	627
Accrued expenses:
Payroll expenses	1,083	1,053
Government rebates and other rebates	2,193	2,659
Due to EJ Holdings	371	545
Other accrued expenses	400	512
Total accrued expenses	4,047	4,769
Total accounts payable and accrued expenses	$5,991	7,460

Other current liabilities consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Trade discount	$2,000	$2,000
Other current liabilities	739	706
Total other current liabilities	$2,739	$2,706

Other long-term liabilities consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Trade discount	$24,453	$24,453
Unearned revenue	10,000	10,000
Other long-term liabilities	20	17
Total other long-term liabilities	$34,473	$34,470

 On June 12, 2017, the Company and Telcon entered into an API Supply Agreement, as subsequently amended (so as amended, the “API agreement”), pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon a specific portion of the Company’s estimated annual targets for bulk containers of PGLG. The Company did not purchase PGLG from Telcon in the three months ended March 31, 2021 and purchased $2.0 million of PGLG in the three months ended March 31, 2020. As of March 31, 2021, and December 31, 2020, respectively, accounts payable to Telcon were zero and $208,000, respectively. See Note 11 for additional details.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at March 31, 2021 and December 31, 2020 (in thousands except for number of shares):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding March 31, 2021	Unamortized Discount March 31, 2021	Carrying Amount March 31, 2021	Shares Underlying March 31, 2021
Notes payable
2013	10%	Due on demand	—		$903	$—	$903	—
2016	10%	Due on demand	—		20	—	20	—
2019	11%	Due on demand	—		2,065	—	2,065	—
2020	1%	2 years	—		798	—	798	—
2021	11%	Due on demand	—		919	—	919	—
					$4,705	$—	$4,705	—
		Current			$4,616	$—	$4,616	—
		Non-current			$89	$—	$89	—
Notes payable - related parties
2020	12%	Due on demand	—		$100	$—	$100	—
					$100	$—	$100	—
		Current			$100	$—	$100	—
Convertible notes payable
2020	12%	3 years	$10.00	(b)	3,150	—	3,150	316,604
2021	2%	3 years	$1.48	(a)	14,390	5,434	8,956	9,739,335
					$17,540	$5,434	$12,106	10,055,939
		Non-current			$17,540	$5,434	$12,106	10,055,939
		Total			$22,345	$5,434	$16,911	10,055,939

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2020	Unamortized Discount December 31, 2020	Carrying Amount December 31, 2020	Shares Underlying Notes December 31, 2020
Notes payable
2013	10%	Due on demand	—		$969	$—	$969	—
2019	11%	Due on demand	—		2,899		2,899	—
2020	1%-11%	Due on demand - 2 years	—		942	—	942	—
					$4,810	$—	$4,810	$—
		Current			$4,588	$—	$4,588	—
		Non-current			$222	$—	$222	—
Notes payable - related parties
2016	10%	Due on demand	—		$20	$—	$20	—
2019	10%	Due on demand	—		14	—	14	—
2020	12%	Due on demand	—		100	—	100	—
					$134	$—	$134	—
		Current			$134	$—	$134	—
Convertible debentures
2019	10%	18 months	$2.00-$9.52	(a)	$7,200	$1,720	$5,480	3,630,000
					$7,200	$1,720	$5,480	3,630,000
		Current			$7,200	$1,720	$5,480	3,630,000
Convertible note payable
2018	10%	2 years	$10.00	(b)	$3,150	$—	$3,150	316,723
					$3,150	$—	$3,150	316,723
		Current			$3,150	$—	$3,150	316,723
		Total		`	$15,294	$1,720	$13,574	3,946,723

(a)	The notes are convertible to Emmaus Life Sciences, Inc. shares.
(b)	The notes are convertible to EMI Holding, Inc. shares.

The weighted-average annual stated interest rate of notes payable was 5% and 10% as of March 31, 2021 and December 31, 2020, respectively. The weighted-average annual effective annual interest rate of notes payable as of March 31, 2021 and December 31, 2020 was 14% and 37%, respectively, after giving effect to discounts relating to conversion features, warrants and deferred financing costs relating to the notes.

As of March 31, 2021, future contractual principal payments due on notes payable were as follows:

Year Ending
2021 (nine months)	$4,583
2022	222
2023	3,150
2024	14,390
Total	$22,345

On March 8, 2021, the Company prepaid in full outstanding Amended and Restated 10% Senior Secured Convertible Debentures and recognized $1.2 million of loss on debt extinguishment due to recognize the remaining unamortized discount.

The conversion feature of the Amended and Restated 10% Senior Secured Convertible Debentures was separately accounted for at fair value as derivative liabilities under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liabilities recorded in earnings. Upon prepayment of the Debentures, the outstanding liability was recognized in change in fair value in earnings. The following table sets forth the fair value of the conversion feature liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

	Three Months Ended	Year Ended
Conversion feature liabilities — Amended and Restated 10% Senior Secured Convertible Debentures	March 31, 2021	December 31, 2020
Balance, beginning of period	$7	$1
Fair value at debt modification date	—	118
Change in fair value included in the statement of comprehensive (income) loss	(7)	(112)
Balance, end of period	$—	$7

The fair value and any change in fair value of conversion feature liabilities are determined using a binomial lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair value as of December 31, 2020 was based upon following assumptions:

December 31, 2020
Stock price	$1.23
Conversion price	$2.00
Selected yield	10.48%
Expected volatility (peer group)	95%
Expected life (in years)	0.67
Expected dividend yield	—
Risk-free rate	Term structure

The Company is party to a revolving line of credit agreement with Dr. Niihara, the Company’s Chairman and Chief Executive Officer. Under the agreement, at the Company’s request from time to time Dr. Niihara may, but is not obligated to, loan or re-loan to the Company up to $1,000,000. Outstanding amounts under the agreement are due and payable upon demand and bear interest, payable monthly, at a variable annual rate equal to the Prime Rate in effect from time to time plus 3%. In addition to the payment of interest, the Company is obligated to pay Dr. Niihara a “tax gross-up” intended to make him whole for federal and state income taxes payable by him with respect to interest paid to him in the previous year. The outstanding balance under the revolving line of credit agreement of $800,000 as of March 31, 2021 and December 31, 2020 was reflected in revolving line of credit, related party on the Consolidated Balance Sheets. With the estimated tax-gross up, the effective annual interest rate on the outstanding balance as of March 31, 2021 was 10.4%. The revolving line of credit agreement will expire on November 22, 2022. Refer to Note 11 for related party information.

On May 8, 2020, the Company received a loan in the amount of $797,840 under the Small Business Administration Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan, which is in the form of a Promissory Note dated April 29, 2020, matures on April 29, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on December 8, 2020 unless the PPP loan is forgiven prior to the date of the first monthly payment or the loan forgiveness process has commenced. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The loan and accrued interest are forgivable after a specific period as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company has applied for PPP loan forgiveness on October 30, 2020. There is no assurance that the loan will be forgiven. The amount of loan forgiveness would be reduced if the Company were to terminate employees or reduce salaries during such period. The PPP loan was included in notes payable on the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020.

On February 9, 2021, the Company entered into a securities purchase agreement with an effective date of February 8, 2021 pursuant to which the Company agreed to sell and issue to the purchasers thereunder in a private placement pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder a total of up to $17 million in principal amount of convertible promissory notes of the Company for a purchase price equal to the principal amount thereof. As of March 31, 2021, we had sold approximately $14.4 million of the convertible promissory notes. Of the net proceeds from the sale of the convertible promissory notes, $6.2 million was used to prepay the outstanding Amended and Restated 10% Senior Secured Convertible Debentures as described above.

Commencing one year from the original issue date, the convertible promissory notes will be convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $1.48 per share, which equaled the “Average VWAP” (as defined) of the Company’s common stock on the effective date. The initial conversion price will be adjusted as of the end of each three-month period following the original issue date, commencing May 31, 2021, to equal the Average VWAP as of the end of such three-month period if such Average VWAP is less than the then-conversion price. There is no floor on the conversion price. The conversion price will be subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes.

The convertible promissory notes bear interest at the rate of 2% per year, payable semi-annually on the last business day of August and January of each year and will mature on the 3rd anniversary of the original issue date. The convertible promissory notes will become prepayable in whole or in part at the election of the holders on or after February 28, 2022 if the Company’s common stock shall not have been approved for listing on the NYSE American, the Nasdaq Capital Market or other “Trading Market” (as defined). The Company will be entitled to prepay up to 50% of the principal amount of the convertible promissory notes at any time after the first anniversary and on or before the second anniversary of the original issue date for a prepayment amount equal to the principal amount being prepaid, accrued and unpaid interest thereon and a prepayment premium equal to 50% of such principal amount. The convertible promissory notes are general, unsecured obligations of the Company.

The conversion feature of the convertible promissory notes was separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in earnings. The following table sets forth the fair value of the conversion feature liability as of March 31, 2021(in thousands):

Three Months Ended
Convertible promissory notes	March 31, 2021
Balance, beginning of period	$—
Fair value at issuance date	5,555
Change in fair value included in the statement of comprehensive (income) loss	2,345
Balance, end of period	$7,900

The fair value and any change in fair value of conversion feature liability are determined using a convertible bond lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair value as of March 31, 2021 and at issuance date was based upon following assumptions:

Convertible promissory notes	March 31, 2021	At issuance date
Stock price	$1.71	$1.41
Conversion price	$1.48	$1.48
Selected yield	20.50%	20.29%
Expected volatility	50%	50%
Time until maturity (in years)	2.91	3.00
Dividend yield	—	—
Risk-free rate	0.33%	0.30%

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

The following table presents the change in fair value of the GPB Warrant as of March 31, 2021 and December 31, 2020 (in thousands):

	Three Months Ended	Year Ended
Warrant Liability—GPB	March 31, 2021	December 31, 2020
Balance, beginning of period	$83	$38
Change in fair value included in the statement of comprehensive (income) loss	54	45
Balance, end of period	$137	$83

The fair value of the warrant derivative liability was determined using the Black-Scholes option pricing model.

The fair value as of March 31, 2021 and December 31, 2020 set forth in the table above was based on upon following assumptions:

	March 31, 2021	December 31, 2020
Adjusted exercise price	$10.28	$10.28
Common stock fair value	$1.71	$1.23
Risk‑free interest rate	0.21%	0.15%
Volatility	125.00%	120.00%
Time until expiration (in years)	2.25	2.50
Expected dividend yield	—	—
Number outstanding	252,802	252,802

Purchase Agreement with Holders of 10% Senior Secured Debentures—In October 2018, EMI sold and issued $12.2 million principal amount of 10% Senior Secured Debentures and common stock purchase warrants to purchase an aggregate of up to 1,220,000 shares of EMI common stock to a limited number of accredited investors. EMI’s obligations under the Debentures were secured by a security interest in substantially all EMI assets and guaranteed by EMI’s U.S. subsidiaries. The net proceeds of the sale of the debentures and warrants were used to fund EMI’s original $13.2 million loan to EJ Holdings in October 2018 reflected on the Company’s condensed consolidated balance sheets.

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

Pursuant to the terms of a securities amendment agreement entered into on February 21, 2020, the Amended and Restated 10% Senior Secured Convertible Debentures were once again amended and restated in their entirety to extend their maturity date to April 21, 2021 and reduce the conversion price thereof to $3.00 per share from $9.52 per share. The related amended and restate common stock purchase warrants also were amended and restated again to reduce the exercise price thereof to $3.00 per share from $5.87 per share. The newly Amended and Restated 10% Senior Secured Convertible Debentures and related newly amended and restated warrants provide for so-called full-ratchet anti-dilution adjustments in the event we sell or issue shares of common stock or common stock equivalents at an effective price per share less than the conversion price of the debentures or the exercise price of the warrants, subject to certain exceptions. The conversion price of the Amended and Restated 10% Senior Secured Convertible Debentures and the exercise price of the related amended and restated warrants were reduced to $2.00 a share as a result of the Company’s sale of 100,000 shares of common stock at a price of $2.00 a share under the Purchase Agreement with Lincoln Park Capital LLC described below.  See Note 7 for information regarding our recent prepayment of the Debentures.

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

The exercise price of the amended and restated warrants was reduced to $2.00 per share in February 2020, then reduced to $1.54 per share in March 2021 pursuant to the anti-dilution adjustment provisions of the warrants and the warrants were valued using Black-Scholes-Merton model. The fair value as of agreement date and the anti-dilution adjustment dates was based upon following assumptions:

	March 2, 2021 (Anti-dilution adjustment date)	February 28, 2020 (Anti-dilution adjustment date)	February 21, 2020 (Amendment date)
Exercise price	$1.54	$2.00	$3.00
Common stock fair value	$1.52	$1.60	$1.89
Volatility	101.00%-120.00%	93.00%	92.00%
Risk-free rate	0.21%-0.58%	0.86%	1.29%
Expected life (in years)	2.64-4.56	3.54	3.56

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

The following table presents the fair value and the change in fair value of the warrants as of March 31, 2021 and December 31, 2020 (in thousands):

Warrant liability—Wealth Threshold	March 31, 2021	December 31, 2020
Balance, beginning of period	$988	$—
Fair value at issuance date	—	1,425
Change in fair value included in the statement of comprehensive income (loss)	475	(437)
Balance, end of period	$1,463	$988

The fair value of the warrant derivative liability was determined using the Black-Scholes Merton model and was based upon following assumptions:

	March 31, 2021	December 31, 2020
Exercise price	$2.05	$2.05
Stock price	$1.71	$1.68
Risk‑free interest rate	0.70%	0.31%
Expected volatility (peer group)	103.00%	101.00%
Expected life (in years)	4.21	4.46
Expected dividend yield	—	—
Number outstanding	1,250,000	1,250,000

A summary of outstanding warrants as of March 31, 2021 and December 31, 2020 is presented below:

	March 31, 2021	December 31, 2020
Warrants outstanding, beginning of period	8,439,480	4,931,099
Granted	—	3,625,000
Exercised	—	—
Cancelled, forfeited or expired	—	(116,619)
Warrants outstanding, end of period	8,439,480	8,439,480

A summary of outstanding warrants by year issued and exercise price as of March 31, 2021 is presented below:

		Outstanding			Exercisable
Year issued and Exercise Price		Number of Warrants Issued	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Total	Weighted-Average Exercise Price
Prior to January 1, 2020
	$1.54-$36.24	4,814,480	1.54	$8.89	4,814,480	$8.89
Prior to Jan 1, 2020 Total		4,814,480			4,814,480
At December 31, 2020
	$2.05	1,250,000	4.21	$2.05	—	—
	$1.54	2,375,000	4.45	$1.54	2,375,000	$1.54
	2020 Total	3,625,000			2,375,000
At March 31, 2021
	$—	—	—	$—	—	$—
	Grand Total	8,439,480		Grand Total	7,189,480

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

Stock options—During the three months ended March 31, 2021, the Company did not issue any stock options. During the year ended December 31, 2020, the Company granted stock options to purchase 90,000 shares of common stock. All the options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares as follows: as to one‑third of the shares on the first anniversary of the grant date, and as to the remaining two‑thirds shares in twenty‑four approximately equal monthly installments over a period of two years thereafter.

A summary of outstanding stock options as of March 31, 2021 and December 31, 2020 is presented below.

	March 31, 2021		December 31, 2020
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	7,110,025	$4.63	7,245,350	$4.68
Granted or deemed granted	—	—	90,000	$2.05
Exercised	—	—	—	—
Cancelled, forfeited and expired	(23,102)	$4.16	(225,325)	$5.08
Options outstanding, end of period	7,086,923	$4.63	7,110,025	$4.63
Options exercisable, end of period	6,719,323	$4.60	6,986,268	$4.47
Options available for future grant	2,325,577		2,302,475

  The Company recognized approximately $0.2 million of share-based compensation expense for both three months ended March 31, 2021 and March 31, 2020. As of March 31, 2021, there was approximately $294,000 of total unrecognized compensation expense related to unvested share-based compensation which is expected to be recognized over the weighted-average remaining vesting period of 0.6 years.

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

Collaborative Research and Development Agreement with Kainos Medicine, Inc— On February 26, 2021, the Company entered into an agreement with Kainos Medicine, Inc. (“Kainos”) to lead the preclinical development of Kainos’ patented IRAK4 inhibitor (“KM10544”) as an anti-cancer drug and further advance the research and development activity currently underway at Kainos. With this agreement in place, Kainos plans to complete the study of the therapeutic mechanism of action ("MOA") of KM10544 in solid cancers, blood cancers and lymphoma. The Company will be responsible for the investigation and proof of target disease selection, efficacy and safety. The companies also entered into a letter of intent regarding possible future joint development of small molecule therapeutics and other pharmaceutical assets.

Pursuant to the agreement, the Company paid $500,000 in cash and issued 324,675 of the Company’s shares equivalent to $500,000 in consideration for entering into the agreement, which were recorded as research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). The Company, in turn, has been granted rights of first negotiation and first refusal for an exclusive license regarding the development and commercialization of products based on the intellectual property resulting from the agreement.

NOTE 9 — INCOME TAX

The quarterly provision for or benefit from income taxes is separately computed at an estimated annual effective tax rate to the year-to-date pre-tax income (loss) and other comprehensive income.

For the three months ended March 31, 2021 and March 2020, the Company recorded income tax provision of $18,000 and $0.3 million, respectively. The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The Company established a full valuation allowance against its federal and state deferred tax asset and there was no unrecognized tax benefit as of March 31, 2021 and 2020.

NOTE 10 — LEASES

Operating leases — The Company leases its office space under operating leases with unrelated entities.

The Company leases 21,293 square feet of office space for our headquarters in Torrance, California, at a base rental of $80,886 per month, which lease will expire on September 30, 2026. The Company also leases an additional 1,850 square feet office space in New York, New York, at a base rent of $8,691, which lease will expire on January 31, 2023.

In addition, the Company leases 1,322 square feet of office space in Tokyo, Japan, which lease will expire on September 30, 2022 and 1,163 square feet of office space in Dubai, United Arab Emirates, which lease will expire on June 19, 2023.

The rent expense during the three months ended March 31, 2021 and March 31, 2020 amounted to approximately $301,000 and $311,000, respectively.

Future minimum lease payments under the lease agreements were as follows as of March 31, 2021 (in thousands):

Amount
2021 (nine months)	$864
2022	1,172
2023	1,058
2024	1,063
2025 and thereafter	1,928
Total lease payments	6,085
Less: Interest	1,600
Present value of lease liabilities	$4,485

As of March 31, 2021, the Company had an operating lease right-of-use asset of $3.9 million and lease liability of $4.5 million in the condensed consolidated balance sheet. The weighted average remaining term of the Company’s leases as of March 31, 2021 was 5.3 years and the weighted-average discount rate was 11.4%.

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

On June 16, 2019, the Company entered into an agreement with Telcon to adjust the price payable to Telcon under the Revised API Agreement from $50 per kilogram of PGLG to $100 per kilogram from July 1, 2019 through June 30, 2020, with the price payable after June 30, 2020 to be subject to agreement between the parties. The PGLG purchased from Telcon is recorded in inventory at net realizable value and the excess purchase price is recorded against deferred trade discount.

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to loans from related parties outstanding on or at any time during the three months ended March 31, 2021 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at March 31, 2021	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Willis Lee (2)	12%	10/29/2020	Due on Demand	$100	$100	$—	$—
				Subtotal	100	100	—	—
Revolving line of credit agreement
	Yutaka Niihara (2)	5.25%	12/27/2019	Due on Demand	800	800	—	47
				Subtotal	800	800	—	47
				Total	$900	$900	$—	$47

The following table sets forth information relating to loans from related parties outstanding at any time during the year ended December 31, 2020:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2020	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	$20	$20	$—	$—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	—	159	159	35
	Lan T. Tran (2)	10%	2/9/2019	Due on Demand	14	14	—	—
	Hope Int'l Hospice (1)	12%	9/1/2020	Due on Demand	—	194	194	2
	Hope Int'l Homecare (1)	12%	9/1/2020	Due on Demand	—	189	189	1
	Soomi Niihara (1)	12%	9/1/2020	Due on Demand	—	98	98	4
	Soomi Niihara (1)	12%	10/28/2020	Due on Demand	—	395	395	12
	Willis Lee (2)	12%	9/1/2020	Due on Demand	—	685	685	1
	Willis Lee (2)	12%	10/29/2020	Due on Demand	100	100	100	—
				Subtotal	134	1,854	1,820	55
Revolving line of credit
	Yutaka Niihara (2)	5.25%	12/27/2019	Due on Demand	800	800	200	37
				Subtotal	800	800	200	37
				Total	$934	$2,654	$2,020	$92

(1)	Dr. Niihara, a Director and the Chairman, and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc.
(2)	Officer.

See Notes 6 and 11 for a discussion of the Company’s agreements with Telcon, which holds 4,147,491 shares of the Company common stock, or approximately 8.4% of the common stock outstanding as of March 31, 2021. As of March 31, 2021, the Company held a Telcon convertible bond in the principal amount of approximately $27.9 million as discussed in Note 5.

NOTE 13 — SUBSEQUENT EVENTS

The Company evaluated events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, the terms, “we,” “us,” “our,” “Emmaus” or the “Company” refer to Emmaus Life Sciences, Inc., and its direct and indirect subsidiaries.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on August 10, 2021 (the “Annual Report”).

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

Company Overview

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. On July 7, 2017, the U.S. Food and Drug Administration, or FDA, approved our lead product, Endari® (prescription-grade L-glutamine oral powder), to reduce the severe complications of sickle cell disease (“SCD”), in adult and pediatric patients five years of age and older. Endari® has received Orphan Drug designation from the FDA and Orphan Medical designation from the European Commission, which designations afford marketing exclusivity for Endari® for a seven-year period in the U.S. and ten-year period in the European Union, respectively, following marketing approval.

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

Until we began marketing and selling Endari® in the U.S. in early 2018, we had minimal revenues and relied upon funding from sales of equity securities and debt financings and loans, including loans from related parties to fund our business and operations. As of March 31, 2021, our accumulated deficit was $233.8 million and we had cash and cash equivalents of $3.8 million.

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

Sales Discounts: We provide our customers prompt payment and large order discounts and from time to time offer additional discounts for bulk orders that are recorded as a reduction of revenue in the period the revenue is recognized. Sales attributable to one-time discounts offered and may adversely affect sales in subsequent periods.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related employee costs, including share-based compensation for our directors, executive officers and employees. Other general and administrative expenses include facility costs, patent filing costs and professional fees and expenses for legal, consulting, auditing and tax services. Inflation has not had a material impact on our general and administrative expenses over the past two years.

Selling Expenses

Selling expenses consist principally of salaries and related costs for personnel involved in the launch, promotion, sale and marketing of our products. Other selling cost include advertising, third party consulting costs, the cost of in-house sales personnel and travel-related costs. We expect selling expenses to increase as we acquire additional sales and administrative personnel to support the commercialization of Endari® in the U.S. and abroad.

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or net realizable value. Substantially all raw materials purchased during the three months ended March 31, 2021 and 2020 were supplied by one vendor.

Results of Operations:

Three months ended March 31, 2021 and 2020

Revenues, Net. Net revenues decreased by $1.6 million, or 23%, to $5.3 million for the three months ended March 31, 2021 compared to $7.0 million for the three months ended March 31, 2020. We believe that the decrease in net revenues was primarily attributable to temporary disruptions in sales related to the COVID-19 pandemic.

Cost of Goods Sold. Cost of goods sold decreased slightly by $42,000 or 9%, to approximately $436,000 for the three months ended March 31, 2021 compared to approximately $478,000 for the three months ended March 31, 2020. The decrease in cost of goods sold is due to the decrease in net revenues partially offset by $162,000 of reserve for Endari® inventory with a shelf-life less than two years.

Research and Development Expenses. Research and development expenses increased by $1.2 million, or 193%, to $1.8 million for the three months ended March 31, 2021 compared to $0.6 million for the three months ended March 31, 2020. This increase was primarily due to $500,000 in cash paid and $500,000 in shares of the Company’s stock issued under the agreement with Kainos Medicine, Inc. (“Kainos”) to lead the clinical development of Kainos’ patented IRAK4 inhibitor and an increase of $ 0.2 million relates to a pharmacokinetic characteristic and safety study for Endari®. We expect our research and development costs to increase in the remainder of 2021 as our studies progress.

Selling Expenses. Selling expenses increased by $0.2 million, or 20%, to $1.3 million for the three months ended March 31, 2021 compared to $1.1 million for the three months ended March 31, 2020. The increase in selling expenses was primarily due to an increase of $0.2 million in in-house sales team compensation as we have increased on our in-house commercial team for marketing of Endari® in the U.S.

General and Administrative Expenses. General and administrative expenses decreased slightly by $0.2 million, or 6%, to $3.4 million for the three months ended March 31, 2021 compared to $3.6 million for the three months ended March 31, 2020. The decrease of general and administrative expenses was primarily due to a decrease of $0.2 million in consulting expenses.

Other Income (Expense). Total other expense increased by $11.5 million, or 246%, to $6.8 million for the three months ended March 31, 2021, compared to $4.7 million of other income for the three months ended March 31, 2020. The increase in other expenses was primarily due to a decrease of $6.8 million in net gain on investment in marketable securities, an increase of $2.3 million in loss on change in fair value of embedded conversion option, a $1.2 million in loss on debt extinguishment, and a $1.2 million increase in foreign exchange loss.

Net Income (Loss). Net loss for the three months ended March 31, 2021 increased by $13.9 million, or 245% to $8.4 million from a net income of $5.5 million for the three months ended March 31, 2020. The increase was primarily a result of increases of $11.5 million in other expense and $2.7 million in loss from operations as discussed above. These results are not necessarily indicative of the expected results for the full year.

Liquidity and Capital Resources

We anticipate that we will continue to incur net losses for the foreseeable future until we can generate increased net revenues from Endari® sales. Based on our losses, anticipated future revenues and operating expenses, cash and cash equivalents of $3.8 million as of March 31, 2021, and the remaining net proceeds from the recent sale of convertible promissory notes discussed in Note 7, we believe our working capital is sufficient to meet our needs at least through the third quarter of 2022. If future revenues are less than anticipated or we incur more expenses than we anticipate, we may not have sufficient operating capital for our business without curtailing certain operations or raising additional capital. Except as described below, we have no understanding or arrangements with respect to future financings, and there can be no assurance of the availability of such capital on terms acceptable to us or at all.

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

Cash flows for the three months ended March 31, 2021 and March 31, 2020

Net cash from operating activities

Net cash provided by (used in) operating activities decreased by $5.8 million, or 321%, to net cash used in operating activities of $4.0 million for the three months ended March 31, 2021 from net cash provided by operating activities of $1.8 million for the three months ended March 31, 2020. This decrease was primarily due to a $2.7 million decrease in income from operations and a decrease of $3.1 million in working capital.

Net cash from investing activities

Net cash used in investing activities increased by $1.8 million, to $1.8 million for the three months ended March 31, 2021 from $3,000 for the three months ended March 31, 2020. This increase was primarily due to a $1.8 million loan made to equity method investee.

Net cash from financing activities

Net cash provided by (used in) financing activities increased by $8.4 million, or 618%, to net cash provided by financing activities of $7.0 million for the three months ended March 31, 2021 from net cash used in financing activities of $1.4 million for the three months ended March 31, 2020. This increase was the result of $14.4 million in proceeds from the convertible promissory notes payable issued offset by $5.7 million increase in payment of convertible notes.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Amended Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of March 31, 2020. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our DCP were not effective as of March 31, 2021, because of the continuance of a material weaknesses in our internal control over financial reporting first identified in 2019 due to inadequate application of GAAP on certain complex transactions, inadequate financial closing process, timely filing of periodic and annual financial statements, segregation of duties including access control of information technology especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account process and insufficient entity risk assessment process.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.1	Promissory Note dated January 20, 2021 issued by registrant to Soomi Niihara					*
10.2	Promissory Note dated February 17, 2021 issued by registrant to Shigeru Matsuda					*
10.3	Securities Purchase Agreement dated as of February 8, 2021 among Emmaus Life Sciences, Inc. and the "Purchasers" Thereunder	8-K	001-35527	10.1	February 16, 2021
10.4	Transfer Restriction and Voting Agreement dated February 8, 2021 between Emmaus Life Sciences, Inc. and the “Purchaser” Thereunder	8-K	001-35527	10.2	February 16, 2021
10.5	Purchase and Sale Agreement dated , 2021 between Emmaus Medical, Inc. and Prestige Capital Finance, LLC	8-K	001-35527	10.1	February 22, 2021
31.1+	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2+	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

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

Emmaus Life Sciences, Inc.

Dated: September 1, 2021	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Its:	Chief Executive Officer

	By:	/s/ Yasushi Nagasaki
	Name:	Yasushi Nagasaki
	Its:	Interim Chief Financial Officer