Form 10-Q
period 2021-06-30
Emmaus Life Sciences, Inc.
filed 2021-09-01
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended June 30, 2021

INDEX

		Page

Part I. Financial Information

Item 1.	Financial Statements	1

	(a)Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1

	(b)Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020 (Unaudited)	2

	(c)Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2021 and 2020 (Unaudited)	3

	(d)Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (Unaudited)	4

	(e)Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signatures		29

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,671	$2,487
Accounts receivable, net	3,359	198
Inventories, net	6,543	7,087
Prepaid expenses and other current assets	1,467	1,485
Total current assets	13,040	11,257
Property and equipment, net	99	120
Equity method investment	17,383	15,925
Right of use assets	3,796	4,072
Investment in convertible bond	28,671	27,866
Other assets	290	296
Total assets	$63,279	$59,536
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,301	$7,460
Operating lease liabilities, current portion	689	1,143
Conversion feature derivative, notes payable	5,376	—
Other current liabilities	2,894	2,706
Revolving line of credit from related party	600	800
Warrant derivative liabilities	1,262	1,071
Notes payable, current portion	3,291	4,588
Notes payable to related parties	100	134
Convertible debentures, net of discount	—	5,480
Total current liabilities	20,513	23,382
Operating lease liabilities, less current portion	3,639	3,470
Other long-term liabilities	34,476	34,470
Notes payable, less current portion	1,500	222
Convertible notes payable	12,526	3,150
Total liabilities	72,654	64,694
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 49,311,864 and 48,987,198 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	49	49
Additional paid-in capital	219,924	218,728
Accumulated other comprehensive income	1,905	1,144
Accumulated deficit	(231,253)	(225,079)
Total stockholders’ deficit	(9,375)	(5,158)
Total liabilities & stockholders’ deficit	$63,279	$59,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES, NET	$6,489	$4,360	$11,824	$11,314
COST OF GOODS SOLD	430	446	866	924
GROSS PROFIT	6,059	3,914	10,958	10,390
OPERATING EXPENSES
Research and development	753	589	2,562	1,206
Selling	1,453	1,135	2,736	2,203
General and administrative	3,370	3,725	6,792	7,382
Total operating expenses	5,576	5,449	12,090	10,791
INCOME (LOSS) FROM OPERATIONS	483	(1,535)	(1,132)	(401)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	—	(1,425)	(1,172)	(1,425)
Change in fair value of warrant derivative liabilities	338	(101)	(191)	(76)
Change in fair value of conversion feature derivative, notes payable	2,563	35	225	6
Net gain on investment in marketable securities	—	(5,631)	—	1,208
Net losses on equity method investment	(582)	(573)	(1,336)	(980)
Foreign exchange loss	(43)	(1)	(1,175)	—
Interest and other income	191	568	381	600
Interest expense	(653)	(1,309)	(1,707)	(3,109)
Total other income (expense)	1,814	(8,437)	(4,975)	(3,776)
INCOME (LOSS) BEFORE INCOME TAXES	2,297	(9,972)	(6,107)	(4,177)
INCOME TAXES (BENEFIT)	(192)	(499)	(174)	(213)
NET INCOME (LOSS)	2,489	(9,473)	(5,933)	(3,964)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on debt securities available for sale (net of tax)	546	—	604	—
Foreign currency translation adjustments	(8)	(33)	157	28
Other comprehensive income (loss)	538	(33)	761	28
COMPREHENSIVE INCOME (LOSS)	$3,027	$(9,506)	$(5,172)	$(3,936)
EARNINGS (NET LOSS) PER COMMON SHARE - BASIC and DILUTED	$0.05	$(0.19)	$(0.12)	$(0.08)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	49,311,864	48,987,189	49,193,474	48,805,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Income	Deficit
Balance at January 1,2021	48,987,189	$49	$218,728	$1,144	$(225,079)	$(5,158)
Fair value of warrants including down-round protection adjustments	—	—	241	—	(241)	—
Common stock issued for services	324,675	—	500	—	—	500
Share-based compensation	—	—	181	—	—	181
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	58	—	58
Foreign currency translation effect	—	—	—	165	—	165
Net loss	—	—	—	—	(8,422)	(8,422)
Balance, March 31, 2021	49,311,864	49	219,650	1,367	(233,742)	(12,676)
Share-based compensation	—	—	274	—	—	274
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	546	—	546
Foreign currency translation effect	—	—	—	(8)	—	(8)
Net income	—	—	—	—	2,489	2,489
Balance, June 30, 2021	49,311,864	$49	$219,924	$1,905	$(231,253)	$(9,375)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Loss	Deficit
Balance at January 1, 2020	48,471,446	$48	$215,207	$(79)	$(226,229)	$(11,053)
Fair value of warrants including down-round protection adjustments	—	—	600	—	(200)	400
Common stock issued for cash (net of issuance cost)	515,743	1	141	—	—	142
Share-based compensation	—	—	209	—	—	209
Foreign currency translation effect	—	—	—	61	—	61
Net income	—	—	—	—	5,509	5,509
Balance, March 31, 2020	48,987,189	49	216,157	(18)	(220,920)	(4,732)
Share-based compensation	—	—	219	—	—	219
Foreign currency translation effect	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	(9,473)	(9,473)
Balance, June 30, 2020	48,987,189	$49	$216,376	$(51)	$(230,393)	$(14,019)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,933)	$(3,964)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	30	30
Inventory reserve	300	375
Amortization of discount of notes payable and convertible notes payable	1,028	2,102
Foreign exchange adjustments	1,215	(70)
Tax benefit recognized on unrealized gain on debt securities	(201)	—
Net gain on investment in marketable securities	—	(1,208)
Loss on equity method investment	1,336	980
Loss on debt extinguishment	1,172	1,425
Gain on disposal of property and equipment	(1)	—
Share-based compensation	455	428
Shares issued for services	500	—
Change in fair value of warrant derivative liabilities	191	76
Change in fair value of conversion feature derivative, notes payable	(225)	(6)
Net changes in operating assets and liabilities
Accounts receivable	(3,163)	693
Inventories	237	(267)
Prepaid expenses and other current assets	5	528
Other non-current assets	272	183
Income tax receivable and payable	(14)	(295)
Accounts payable and accrued expenses	(884)	(412)
Other current liabilities	197	(4,903)
Other long-term liabilities	(276)	2,586
Net cash flows used in operating activities	(3,759)	(1,719)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	—	2,130
Purchases of property and equipment	(1)	(13)
Loan to equity method investee	(3,965)	(561)
Net cash flows provided by (used in) investing activities	(3,966)	1,556
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued, net of issuance cost and discount	700	998
Proceeds from convertible notes payable issued, net of issuance cost and discount	14,490	—
Payments of notes payable	(1,079)	(200)
Payments of convertible notes	(7,200)	(1,500)
Proceeds from issuance of common stock, net of issuance cost	—	142
Net cash flows provided by (used in) financing activities	6,911	(560)
Effect of exchange rate changes on cash	(2)	(7)
Net decrease in cash, cash equivalents and restricted cash	(816)	(730)
Cash, cash equivalents and restricted cash, beginning of period	2,487	1,769
Cash, cash equivalents and restricted cash, end of period	$1,671	$1,039
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$590	$802
Income taxes paid	$41	$82
NON-CASH INVESING AND FINANCING ACTIVITIES
Debt discount due to conversion features derivative	$5,555	$—
Debt discount due to warrant issued with debt	$—	$400

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc., (“Emmaus”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. The condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K/A for the year ended December 31, 2020 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on August 10, 2021. The accompanying condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated balance sheet at December 31, 2020 contained in the Form 10-K/A. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year or any future interim period.

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

	As of June 30,
	2021	2020
Cash and cash equivalents	$1,671	$1,032
Restricted cash	—	7
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,671	$1,039

Factoring accounts receivables — The Company entered into a factoring agreement with Prestige Capital Finance, LLC on February 22, 2021. Under the agreement, the Company may factor its accounts receivables of up to 70% of the face value with maximum outstanding balance of $7.5 million and the fee ranges between 2.25% and 7.25% depending on the period when customers pay the outstanding accounts receivables. The Company had no factoring accounts receivables balance outstanding as of June 30,

2021. For three months and six months ended June 30, 2021, the Company incurred approximately $44,000 and $75,000 of factoring fees, respectively.

Net loss per share — In accordance with ASC 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Dilutive loss per share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2021 and June 30, 2020, the Company had outstanding potentially dilutive securities exercisable for or convertible into 23,326,667 shares and 17,288,829 shares, respectively, of the Company’s common stock. No potentially dilutive securities were included in the calculation of diluted net income per share since the potential dilutive securities were out of the money for the period ended June 30, 2020 and were anti-dilutive for period ended June 30, 2021.

NOTE 3 — REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Endari®	$6,445	$4,349	$11,596	$11,063
Other	44	11	228	251
Revenues, net	$6,489	$4,360	$11,824	$11,314

The following table summarizes the revenue allowance and accrual activities for the six months ended June 30, 2021 and June 30, 2020 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2020	$134	$2,119	$473	$2,726
Provision related to sales in the current year	1,417	1,870	127	3,414
Adjustments related prior period sales	12	5	(59)	(42)
Credit and payments made	(581)	(1,657)	(20)	(2,258)
Balance as of June 30, 2021	$982	$2,337	$521	$3,840

Balance as of December 31, 2019	$228	$1,354	$315	$1,897
Provision related to sales in the current year	1,438	1,955	118	3,511
Adjustments related prior period sales	16	(43)	(43)	(70)
Credit and payments made	(1,208)	(1,324)	—	(2,532)
Balance as of June 30, 2020	$474	$1,942	$390	$2,806

The following table summarizes revenues attributable to each of our customers that accounted for 10% or more of our total revenues (as a percentage of net revenues):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer A	48%	55%	54%	54%
Customer B	36%	20%	28%	24%

The Company is party to a distributor agreement with Telcon pursuant to which it granted Telcon exclusive rights to the Company’s prescription grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from us specified minimum quantities of the finished product. In a related license agreement with Telcon, the Company agreed to use commercially reasonable best efforts to obtain product registration in these territories within three years of obtaining FDA marketing authorization for PGLG in this indication. Telcon has the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the Company would be obliged to return to Telcon the $10 million upfront fee. The upfront fee of $10 million is included in other long-term liabilities as unearned revenue as of June 30, 2021 and December 31, 2020. Refer to Note 11 and for additional transaction details.

NOTE 4 — SELECTED FINANCIAL STATEMENT CAPTIONS - ASSETS

Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials and components	$1,439	$1,486
Work-in-process	315	721
Finished goods	6,276	6,064
Inventory reserve	(1,487)	(1,184)
Total	$6,543	$7,087

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid insurance	$355	$388
Prepaid expenses	332	454
Due from EJ Holdings	509	376
Other current assets	271	267
Total	$1,467	$1,485

Property and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Equipment	$332	$347
Leasehold improvements	39	39
Furniture and fixtures	99	99
Total property and equipment	470	485
Less: accumulated depreciation	(371)	(365)
Property and Equipment, net	$99	$120

During the three months ended June 30, 2021 and 2020, depreciation expense was approximately $12,000 and $11,000 respectively. During the six months ended June 30, 2021 and 2020, depreciation expense were approximately $23,000 for both period.

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

The following table sets forth the fair value and changes in fair value of the investment in convertible bonds as of June 30, 2021 and December 31, 2020 (in thousands):

Investment in convertible bond	June 30, 2021	December 31, 2020
Balance, beginning of period	$27,866	$—
Fair value at issuance date	—	22,059
Change in fair value included in the statement of other comprehensive income	805	5,807
Balance, end of period	$28,671	$27,866

The fair value as of June 30, 2021 and December 31, 2020 was based upon following assumptions:

	June 30, 2021	December 31, 2020
Principal outstanding (South Korean won)	KRW 30 billion	KRW 30 billion
Stock price	KRW 4,580	KRW 6,060
Expected life (in years)	9.30	9.79
Selected yield	9.00%	10.50%
Expected volatility (Telcon common stock)	83.02%	85.80%
Risk-free interest rate (South Korea government bond)	2.04%	1.72%
Expected dividend yield	0.00%	0.00%
Conversion price	KRW 4,546	KRW 6,028

Equity method investment – During 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings, Inc., or EJ Holdings, to acquire, own and operate an amino acids manufacturing facility in Ube, Japan. In connection with the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings voting shares. JIP owns 60% of EJ Holdings voting shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.2 million. The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. The loan matures on September 30, 2028 and bears interest at the rate of 1% per year, payable annually. The parties also contemplated that he Ube facility will eventually supply the Company with the facility’s output of amino acids and the operation of the facility will be principally for our benefit and, as such, that major decisions affecting EJ Holdings and the Ube facility will be made by EJ Holdings’ board of directors, a majority of which are representatives of JIP, in consultation with the Company. During the six months ended June 30, 2021, the Company made additional $4.0 million of loans to EJ Holdings. As of June 30, 2021, and December 31, 2020, the loans receivable from EJ Holdings were approximately $21.1 million and $18.6 million, respectively.

EJ Holdings is engaged in phasing in the Ube facility, including obtaining regulatory approvals for the manufacture of PGLG in accordance with cGMP. EJ Holdings has had no significant revenues since its inception, has depended on loans from the Company to acquire the Ube facility and fund its operations and will continue to be dependent on loans from the Company or other financing unless and until the Ube facility is activated and EJ Holdings can secure customers for its products.

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

The following table sets forth certain financial information of EJ Holdings for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES, NET	$58	$61	$117	$145
GROSS PROFIT	58	61	117	145
NET LOSS	$(1,455)	$(1,432)	$(3,341)	$(2,449)

NOTE 6 — SELECTED FINANCIAL STATEMENT CAPTIONS - LIABILITIES

Accounts payable and accrued expenses consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable:
Clinical and regulatory expenses	$335	$262
Professional fees	343	252
Selling expenses	436	395
Manufacturing costs	14	596
Other vendors	200	518
Total accounts payable	1,328	2,023
Accrued interest payable, related parties	65	41
Accrued interest payable	383	627
Accrued expenses:
Payroll expenses	1,075	1,053
Government rebates and other rebates	2,337	2,659
Due to EJ Holdings	427	545
Other accrued expenses	686	512
Total accrued expenses	4,525	4,769
Total accounts payable and accrued expenses	$6,301	7,460

Other current liabilities consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Trade discount	$2,000	$2,000
Other current liabilities	894	706
Total other current liabilities	$2,894	$2,706

Other long-term liabilities consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Trade discount	$24,453	$24,453
Unearned revenue	10,000	10,000
Other long-term liabilities	23	17
Total other long-term liabilities	$34,476	$34,470

 On June 12, 2017, the Company and Telcon entered into an API Supply Agreement, as subsequently amended (so as amended, the “API agreement”), pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual targets for bulk containers of PGLG. The Company did not purchase PGLG from Telcon in the six months ended June 30, 2021 and purchased $2.0 million of PGLG in the six months ended June 30, 2020. As of June 30, 2021, and December 31, 2020, respectively, accounts payable to Telcon were zero and $208,000, respectively. See Note 11 for additional details.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at June 30, 2021 and December 31, 2020 (in thousands except for number of shares):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding June 30, 2021	Unamortized Discount June 30, 2021	Carrying Amount June 30, 2021	Shares Underlying June 30, 2021
Notes payable
2013	10%	Due on demand	—		$903	$—	$903	—
2020	1%	2 years	—		798	—	798	—
2021	11%	Due on demand - 2 years	—		3,090	—	3,090	—
					$4,791	$—	$4,791	—
		Current			$3,291	$—	$3,291	—
		Non-current			$1,500	$—	$1,500	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100	—
					$100	$—	$100	—
		Current			$100	$—	$100	—
		Non-current			$—	$—	$—	—
Convertible notes payable
2020	12%	3 years	$10.00	(b)	3,150	—	3,150	316,584
2021	2%	3 years	$1.48	(a)	14,490	5,114	9,376	9,856,378
					$17,640	$5,114	$12,526	10,172,962
		Non-current			$17,640	$5,114	$12,526	10,172,962
		Total			$22,531	$5,114	$17,417	10,172,962

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2020	Unamortized Discount December 31, 2020	Carrying Amount December 31, 2020	Shares Underlying Notes December 31, 2020
Notes payable
2013	10%	Due on demand	—		$969	$—	$969	—
2019	11%	Due on demand	—		2,899	—	2,899	—
2020	1%-11%	Due on demand - 2 years	—		942	—	942	—
					$4,810	$—	$4,810	$—
		Current			$4,588	$—	$4,588	—
		Non-current			$222	$—	$222	—
Notes payable - related parties
2016	10%	Due on demand	—		$20	$—	$20	—
2019	10%	Due on demand	—		14	—	14	—
2020	12%	Due on demand	—		100	—	100	—
					$134	$—	$134	—
		Current			$134	$—	$134	—
Convertible debentures
2019	10%	18 months	$2.00-$9.52	(a)	$7,200	$1,720	$5,480	3,630,000
					$7,200	$1,720	$5,480	3,630,000
		Current			$7,200	$1,720	$5,480	3,630,000
Convertible note payable
2018	10%	2 years	$10.00	(b)	$3,150	$—	$3,150	316,723
					$3,150	$—	$3,150	316,723
		Current			$3,150	$—	$3,150	316,723
		Total			$15,294	$1,720	$13,574	3,946,723

(a)	The notes are convertible to Emmaus Life Sciences, Inc. shares.
(b)	The notes are convertible to EMI Holdings, Inc. shares.

The weighted-average stated annual interest rate of notes payable was 5% and 10% as of June 30, 2021 and December 31, 2020, respectively. The weighted-average effective annual interest rate of notes payable as of June 30, 2021 and December 31, 2020 was 14% and 37%, respectively, after giving effect to discounts relating to conversion features, warrants and deferred financing costs relating to the notes.

As of June 30, 2021, future contractual principal payments due on notes payable were as follows:

Year Ending
2021 (six months)	$3,169
2022	222
2023	4,650
2024	14,490
Total	$22,531

On March 8, 2021, the Company prepaid in full outstanding Amended and Restated 10% Senior Secured Convertible Debentures and recognized $1.2 million of loss on debt extinguishment due to recognize the remaining unamortized discount.

The conversion feature of the Amended and Restated 10% Senior Secured Convertible Debentures was separately accounted for at fair value as derivative liabilities under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liabilities recorded in earnings. Upon prepayment of the Debentures, the outstanding liability was recognized in change in fair value in earnings. The following table sets forth the fair value of the conversion feature liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

	Six Months Ended	Year Ended
Conversion feature liabilities — Amended and Restated 10% Senior Secured Convertible Debentures	June 30, 2021	December 31, 2020
Balance, beginning of period	$7	$1
Fair value at debt modification date	—	118
Change in fair value included in the statement of comprehensive income	(7)	(112)
Balance, end of period	$—	$7

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

The Company is party to a revolving line of credit agreement with Dr. Niihara, the Company’s Chairman and Chief Executive Officer. Under the agreement, at the Company’s request from time to time Dr. Niihara may, but is not obligated to, loan or re-loan to the Company up to $1,000,000. Outstanding amounts under the agreement are due and payable upon demand and bear interest, payable monthly, at a variable annual rate equal to the Prime Rate in effect from time to time plus 3%. In addition to the payment of interest, the Company is obligated to pay Dr. Niihara a “tax gross-up” intended to make him whole for federal and state income taxes payable by him with respect to interest paid to him in the previous year. The outstanding balance under the revolving line of credit agreement of $600,000 as of June 30, 2021 and December 31, 2020 were reflected in revolving line of credit, related party on the condensed consolidated balance sheets. With the estimated tax-gross up, the effective annual interest rate on the outstanding balance as of June 30, 2021, was 10.4%. The revolving line of credit agreement will expire on November 22, 2022. Refer to Note 12 for related party information.

On May 8, 2020, the Company received a loan in the amount of $797,840 under the Small Business Administration Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan, which is in the form of a Promissory Note dated April 29, 2020, matures on April 29, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on December 8, 2020 unless the PPP loan is forgiven prior to the date of the first monthly payment or the loan forgiveness process has commenced. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The loan and accrued interest are forgivable after a specific period as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company has applied for PPP loan forgiveness on October 30, 2020. There is no assurance that the loan will be forgiven. The amount of loan forgiveness would be reduced if the Company were to terminate employees or reduce salaries during such period. The PPP loan was included in notes payable on the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020.

On February 9, 2021, the Company entered into a securities purchase agreement with an effective date of February 8, 2021 pursuant to which the Company agreed to sell and issue to the purchasers thereunder in a private placement pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder a total of up to $17 million in principal amount of convertible promissory notes of the Company for a purchase price equal to the principal amount thereof. As of June 30, 2021, we had sold approximately $14.5 million of the convertible promissory notes. Of the net proceeds from the sale of the convertible promissory notes, $6.2 million was used to prepay the outstanding Amended and Restated 10% Senior Secured Convertible Debentures as described above.

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

The conversion feature of the convertible promissory notes was separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in earnings. The following table sets forth the fair value of the conversion feature liability as of June 30, 2021 (in thousands):

Six Months Ended
Convertible promissory notes	June 30, 2021
Balance, beginning of period	$—
Fair value at issuance date	5,555
Change in fair value included in the statement of comprehensive (income) loss	(179)
Balance, end of period	$5,376

The fair value and any change in fair value of conversion feature liability are determined using a convertible bond lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair value as of June 30, 2021 and at issuance date was based upon following assumptions:

Convertible promissory notes	June 30, 2021	Issuance Date
Stock price	$1.42	$1.41
Conversion price	$1.48	$1.48
Selected yield	19.69%	20.29%
Expected volatility	50%	50%
Time until maturity (in years)	2.66	3.00
Dividend yield	—	—
Risk-free rate	0.39%	0.30%

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

The following table presents the change in fair value of the GPB Warrant as of June 30, 2021 and December 31, 2020 (in thousands):

	Six Months Ended	Year Ended
Warrant Liability—GPB	June 30, 2021	December 31, 2020
Balance, beginning of period	$83	$38
Change in fair value included in the statement of comprehensive (income) loss	16	45
Balance, end of period	$99	$83

The fair value of the warrant derivative liability was determined using the Black-Scholes option pricing model.

The fair value as of June 30, 2021, and December 31, 2020 set forth in the table above was based on upon following assumptions:

	June 30, 2021	December 31, 2020
Adjusted exercise price	$10.28	$10.28
Common stock fair value	$1.42	$1.23
Risk‑free interest rate	0.25%	0.15%
Volatility	130.00%	120.00%
Time until expiration (years)	2.00	2.50
Expected dividend yield	—	—
Number outstanding	252,802	252,802

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

The exercise price of the amended and restated warrants was reduced to $2.00 per share in February 2020 and to $1.54 per share in March 2021 pursuant to the anti-dilution adjustment provisions of the warrants. The warrants were valued using Black-Scholes-Merton model. The fair value as of agreement date and the anti-dilution adjustment dates was based upon following assumptions:

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

The following table presents the fair value and the change in fair value of the warrants as of June 30, 2021 and December 31, 2020 (in thousands):

Warrant liability—Wealth Threshold	June 30, 2021	December 31, 2020
Balance, beginning of period	$988	$—
Fair value at issuance date	—	1,425
Change in fair value included in the statement of comprehensive income (loss)	175	(437)
Balance, end of period	$1,163	$988

The fair value of the warrant derivative liability was determined using the Black-Scholes Merton model and was based upon following assumptions:

	June 30, 2021	December 31, 2020
Exercise price	$2.05	$2.05
Stock price	$1.42	$1.68
Risk‑free interest rate	0.66%	0.31%
Expected volatility (peer group)	106.00%	101.00%
Expected life (in years)	3.96	4.46
Expected dividend yield	—	—
Number outstanding	1,250,000	1,250,000

A summary of outstanding warrants as of June 30, 2021 and December 31, 2020 is presented below:

	June 30, 2021	December 31, 2020
Warrants outstanding, beginning of period	8,439,480	4,931,099
Granted	—	3,625,000
Exercised	—	—
Cancelled, forfeited or expired	(203,463)	(116,619)
Warrants outstanding, end of period	8,236,017	8,439,480

A summary of outstanding warrants by year issued and exercise price as of June 30, 2021 is presented below:

		Outstanding			Exercisable
Year issued and Exercise Price		Number of Warrants Issued	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Total	Weighted-Average Exercise Price
Prior to January 1, 2020
	$1.54-$36.24	4,611,017	1.64	$9.14	4,611,017	$9.14
Prior to Jan 1, 2020 Total		4,611,017			4,611,017
At December 31, 2020
	$2.05	1,250,000	3.96	$2.05	—	—
	$1.54	2,375,000	4.20	$1.54	2,375,000	$1.54
	2020 Total	3,625,000			2,375,000
At June 30, 2021
	$—	—	—	$—	—	$—
	Grand Total	8,236,017		Grand Total	6,986,017

Summary of Plans – Upon completion of the Merger, the EMI Amended and Restated 2011 Stock Incentive Plan was assumed by the Company. The 2011 Stock Incentive Plan permits grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. Options granted under the 2011 Stock Incentive Plan expire ten years after grant. Options granted to directors vest in equal quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to the optionee’s all based on continuous service with the Company. Each stock option outstanding under the 2011 Stock Incentive Plan at the effective time of the Merger was automatically converted into a stock option to purchase a number of shares of the Company’s common stock and at an exercise price calculated based on the exchange ratio in the Merger. The 2011 Stock Incentive Plan expired in May 2021, after which no further awards may be made under the Plan.

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

Stock options—During the six months ended June 30, 2021, the Company did not issue any stock options. During the year ended December 31, 2020, the Company granted stock options to purchase 90,000 shares of common stock. All the options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares as follows: as to one‑third of the shares on the first anniversary of the grant date, and as to the remaining two‑thirds of the shares in twenty‑four approximately equal monthly installments over a period of two years thereafter.

A summary of outstanding stock options as of June 30, 2021 and December 31, 2020 is presented below.

	June 30, 2021			December 31, 2020
	Number of Options		Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	7,110,025		$4.63	7,245,350	$4.68
Granted or deemed granted	—		—	90,000	$2.05
Exercised	—		—	—	—
Cancelled, forfeited and expired	(1,125,753)		$3.82	(225,325)	$5.08
Options outstanding, end of period	5,984,272		$4.78	7,110,025	$4.63
Options exercisable, end of period	5,915,180		$4.05	6,986,268	$4.47
Options available for future grant	—	(a)		2,302,475

(a)	Option plans were expired and therefore no options available for future grants.

During the three months ended June 30, 2021 and June 30, 2020, the Company recognized $0.3 million and $0.2 million of share-based compensation expense, respectively. During each of the six months ended June 30, 2021 and June 30, 2020, the Company recognized $0.5 million and $0.4 million of share-based compensation expense, respectively. As of June 30, 2021, there was approximately $119,000 of total unrecognized compensation expense related to unvested share-based compensation which is expected to be recognized over the weighted-average remaining vesting period of 0.6 year.

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

Collaborative Research and Development Agreement with Kainos Medicine, Inc—On February 26, 2021, the Company entered into an agreement with Kainos Medicine, Inc. (“Kainos”) to lead the preclinical development of Kainos’ patented IRAK4 inhibitor (“KM10544”) as an anti-cancer drug and further advance the research and development activity currently underway at Kainos. With this agreement in place, Kainos plans to complete the study of the therapeutic mechanism of action ("MOA") of KM10544 in solid cancers, blood cancers and lymphoma. The Company will be responsible for the investigation and proof of target disease selection, efficacy and safety. The companies also entered into a letter of intent regarding possible future joint development of small molecule therapeutics and other pharmaceutical assets.

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

For the three and six months ended June 30, 2021, the Company recorded income tax benefit of $192,000 and $174,000 million respectively. For three and six month ended June 30, 2020, the Company recorded income tax benefit of $0.5 million and $0.2 million. The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The Company established a full valuation allowance against its federal and state deferred tax asset and there was no unrecognized tax benefit as of June 30, 2021 and 2020.

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

In addition, the Company leases 1,322 square feet of office space in Tokyo, Japan, which lease will expire on September 30, 2022 and 1,163 square feet of office space in Dubai,m United Arb Emirates, which lease will expire on June 19, 2023.

The rent expense during the three months ended June 30, 2021 and 2020 amounted to approximately $288,000 and $298,000, respectively, and during the six months ended June 30, 2021 and June 30, 2020 amounted to approximately $589,000 and $609,000, respectively.

Future minimum lease payments under the lease agreements were as follows as of June 30, 2021 (in thousands):

Amount
2021 (six months)	$577
2022	1,172
2023	1,058
2024	1,063
2025 and thereafter	1,928
Total lease payments	5,798
Less: Interest	1,470
Present value of lease liabilities	$4,328

As of June 30, 2021, the Company had an operating lease right-of-use asset of $3.8 million and lease liability of $4.3 million in the balance sheet. The weighted average remaining term of the Company’s leases as of June 30, 2021 was 5.0 years and the weighted-average discount rate was 11.5%.

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

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to loans from related parties outstanding on or at any time during the six months ended June 30, 2021 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at June 30, 2021	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Willis Lee (2)	12%	10/29/2020	Due on Demand	100	100	—	—
				Subtotal	100	100	—	—
Revolving line of credit agreement
	Yutaka Niihara (2)	5.25%	12/27/2019	Due on Demand	600	800	—	47
				Subtotal	600	800	—	47
				Total	$700	$900	$—	$47

The following table sets forth information relating to loans from related parties outstanding at any time during the year ended December 31, 2020:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2020	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	$20	$20	$—	$—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	—	159	159	35
	Lan T. Tran (2)	10%	2/9/2019	Due on Demand	14	14	—	—
	Hope Int'l Hospice (1)	12%	9/1/2020	Due on Demand	—	194	194	2
	Hope Int'l Homecare (1)	12%	9/1/2020	Due on Demand	—	189	189	1
	Soomi Niihara (1)	12%	9/1/2020	Due on Demand	—	98	98	4
	Soomi Niihara (1)	12%	10/28/2020	Due on Demand	—	395	395	12
	Willis Lee (2)	12%	9/1/2020	Due on Demand	—	685	685	1
	Willis Lee (2)	12%	10/29/2020	Due on Demand	100	100	100	—
				Subtotal	134	1,854	1,820	55
Revolving line of credit
	Yutaka Niihara (2)	5.25%	12/27/2019	Due on Demand	800	800	200	37
				Subtotal	800	800	200	37
				Total	$934	$2,654	$2,020	$92

(1)	Dr. Niihara, a Director and the Chairman, and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc.
(2)	Officer.

See Notes 6 and 11 for a discussion of the Company’s agreements with Telcon, which holds 4,147,491 shares of the Company common stock, or approximately 8.4% of the common stock outstanding as of June 30, 2021. As of June 30, 2020, the Company held a Telcon convertible bond in the principal amount of approximately $27.9 million as discussed in Note 5.

NOTE 13 — SUBSEQUENT EVENTS

The Company evaluated events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, the terms, “we,” “us,” “our,” “Emmaus” or the “Company” refer to Emmaus Life Sciences, Inc. and its direct and indirect subsidiaries.

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

Until we began marketing and selling Endari® in the U.S. in early 2018, we had minimal revenues and relied upon funding from sales of equity securities and debt financings and loans, including loans from related parties to fund our business and operations. As of June 30, 2021, our accumulated deficit was $233.7 million and we had cash and cash equivalents of $3.8 million. We expect net revenues to increase as we expand our commercialization of Endari® in the U.S. and expand or commence early access programs and eventual marketing and commercialization abroad.

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

Sales Discounts: We provide our customers prompt payment and large order discounts and from time to time offer additional discounts that are recorded as a reduction of revenue in the period the revenue is recognized. Sales attributable to one-time discounts offered by us increased in 2020 and 2021 and may adversely affect sales in subsequent periods.

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

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or net realizable value. Substantially all raw materials purchased during the six months ended June 30, 2021 and 2020 were supplied by one vendor.

Results of Operations:

Three months ended June 30, 2021 and 2020

              Net revenues, Net. Net revenues increased by $2.1 million, or 49%, to $6.5 million for the three months ended June 30, 2021, compared to $4.4 million for the three months ended June 30, 2021. The increase in net revenues was primarily attributable to bulk order purchases and recovery from the temporary disruptions in revenues related the COVID-19 pandemic during 2020.

Cost of Goods Sold. Cost of goods sold remained consistent at $0.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Research and Development Expenses. Research and development expenses increased by $0.2 million, or 28%, to $0.8 million for the three months ended June 30, 2021 compared to $0.6 million for the three months ended June 30, 2021. The increase in research and development expenses was primarily due to a pharmacokinetic characteristic and safety study for Endari® in the US and clinical study in Europe. We expect our research and development costs to increase in the remainder of 2021 as the study progresses.

Selling Expenses. Selling expenses increased by $0.3 million, or 28%, to $1.5 million for the three months ended June 30, 2021, compared to $1.1 million for the three months ended June 30, 2020. The increase in selling expenses was primarily due to an increase of the headcount of our in-house commercial team.

General and Administrative Expenses. General and administrative expenses decreased by $0.4 million, or 10% to $3.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease in general and administrative expenses was primarily due to decreases of $0.2 million in professional fees and $0.2 million of insurance expenses.

Other Income (Expense). Total other income increased by $10.3 million, or 122%, to $1.8 million for the three months ended June 30, 2021, compared to $8.4 million of other expense for the three months ended June 30, 2020. The increase in other income was primarily due to an increase of $2.5 million in change in fair value of embedded conversion option and decreases of $5.6 million in net loss on investment in marketable securities, $1.4 million in loss on debt extinguishment and $0.7 million in interest expense.

Net Income (Loss). Net income for the three months ended June 30, 2021 increased by $12.0 million, or 126%, to a net income of $2.5 million for the three months ended June 30, 2021 from net loss of $9.5 million for the three months ended June 30, 2020. The increase of net income was primarily a result of decreases of $10.3 million in other expense and an increase of $2.0 million in income from operations as discussed above.

Six months ended June 30, 2021 and 2020

Net revenues, Net. Net revenues increased by $0.5 million, or 5%, to $11.8 million for the six months ended June 30, 2021 compared to $11.3 million for the six months ended June 30, 2020. The increase in net revenues was primarily attributable to bulk order purchases and recovery from the temporary disruptions in revenues related the COVID-19 pandemic during 2020.

Cost of Goods Sold. Cost of goods sold remained consistent at   $0.9 million for six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Research and Development Expenses. Research and development expenses increased by $1.4 million, or 112%, to $2.6 million for the six months ended June 30, 2021 compared to $1.2 million for the six months ended June 30, 2020. The increase was primarily due to $0.5 million in cash and $0.5 million in shares of the Company’s stock issued under the agreement with Kainos Medicine, Inc. (“Kainos”) to lead the clinical development of Kainos’ patented IRAK4 inhibitor and an increase of $0.5 million relates to a pharmacokinetic characteristic and safety study for Endari® and clinical study in Europe. We expect our research and development costs to increase in the remainder of 2021 as our studies progress.

Selling Expenses. Selling expenses increased by $0.5 million, or 24%, to $2.7 million for the six months ended June 30, 2021 compared to $2.2 million for the six months ended June 30, 2020. The increase in selling expenses was primarily due to an increase of the headcount of in-house sales team.

General and Administrative Expenses. General and administrative expenses decreased slightly by $0.6 million, or 8%, to $6.8 million for the six months ended June 30, 2021 compared to $7.4 million for the six months ended June 30, 2020. The decrease of general and administrative expenses was primarily due to decreases of $0.4 million in insurance expenses and $0.2 million of professional fees.

Other Income (Expense). Total other expense increased by $1.2 million, or 32%, to $5.0 million for the six months ended June 30, 2021, compared to $3.8 million of other expense for the six months ended June 30, 2020. The increase in other expenses was primarily due to a decrease of $1.2 million in net gain on investment in marketable securities and an increase of $1.2 million in loss in foreign exchange loss partially offset by a decrease of $1.4 million interest expenses.

Net Income (Loss). Net loss for the six months ended June 30, 2021 increased by $2.0 million, or 50% to $5.9 million for the six months ended June 30, 2021 from a net loss of $4.0 million for the six months ended June 30, 2020. The increase was primarily a result of increases of $1.2 million in other expense and $0.7 million in loss from operations as discussed above.

Liquidity and Capital Resources

We anticipate that we will continue to incur net losses for the foreseeable future until we can generate increased net revenues from Endari® sales. Based on our losses, anticipated future revenues and operating expenses, cash and cash equivalents of $1.7 million as of June 30, 2021, and the remaining net proceeds from the recent sale of convertible promissory notes discussed in Note 7, we believe our working capital is sufficient to meet our needs at least through the third quarter of 2022. If future revenues are less than anticipated or we incur more expenses than we anticipate, we may not have sufficient operating capital for our business without curtailing certain operations or raising additional capital. Except as described below, we have no understanding or arrangements with respect to future financings, and there can be no assurance of the availability of such capital on terms acceptable to us or at all

On February 28, 2020, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we may elect to sell to LPC up to $25,000,000 in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement from time to time over the 36-month term of the Purchase Agreement. As of the date of filing of this Quarterly Report, we are out of compliance with certain terms and conditions of the Purchase Agreement and unable to utilize the Purchase Agreement. We may seek to bring the Company into compliance or seek an appropriate waiver from LPC to regain our ability to utilize the Purchase Agreement, but there can be no assurance when or whether we may be able to do so.

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

Cash flows for the six months ended June 30, 2021 and June 30, 2020

Net cash from operating activities

Net cash used in operating activities decreased by $2.0 million, or 119%, to net cash used in operating activities of $3.8 million for the six months ended June 30, 2021 from net cash used in operating activities of $1.7 million for the six months ended June 30, 2020. This increase of cash used in operating activities was primarily due to a decrease of $2.0 million in working capital.

Net cash from investing activities

Net cash used in investing activities decreased by $5.5 million, or 355%, to $3.9 million for the six months ended June 30, 2021 from net cash provided by investing activities of $1.6 million for the six months ended June 30, 2020. This increase was primarily due to a $4.0 million loan to equity method investee and a $2.1 million of proceeds from sales of Telcon stock received during 2020.

Net cash from financing activities

Net cash provided by (used in) financing activities increased by $7.5 million, or 1334%, to net cash provided by financing activities of $6.9 million for the six months ended June 30, 2021 from net cash used in financing activities of $0.6 million for the six months ended June 30, 2020. This increase was the result of $14.5 million in proceeds from the convertible promissory notes payable issued partially offset by a $5.7 million increase in payments of convertible notes.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Amended Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of June 30, 2020. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our DCP were not effective as of June 30, 2021, because of the continuance of a material weaknesses in our internal control over financial reporting first identified in 2019 due to inadequate application of GAAP on certain complex transactions, inadequate financial closing process, timely filing of periodic and annual financial statements, segregation of duties including access control of information technology especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account process and insufficient entity risk assessment process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2021, the Company entered into a securities purchase agreement with an effective date of February 8, 2021 pursuant to which the Company has agreed to sell and issue to the purchasers thereunder in a private placement pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder a total of up to $17 million in principal amount of convertible promissory notes of the Company for a purchase price equal to the principal amount thereof. As of June 30, 2021, we had sold approximately $14.5 million of the convertible promissory notes.  Of the net proceeds from the sale of the convertible promissory notes, $6.2 million was used to prepay the outstanding 10% Senior Secured Convertible Debentures as described in Note 7.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.1	Promissory Note dated April 24, 2021 issued by registrant to Eastwind, Ltd.					*
10.2	Promissory Note dated May 26, 2021 issued by registrant to Shigeru Matsuda					*
31.1+	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2+	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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