Form 10-Q
period 2021-09-30
Emmaus Life Sciences, Inc.
filed 2021-11-12
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

The registrant had 49,311,864 shares of common stock, par value $0.001 per share, outstanding as of November 10, 2021.

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended September 30, 2021

INDEX

		Page

Part I. Financial Information

Item 1.	Financial Statements	1

	(a)Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	(b)Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	2

	(c)Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	3

	(d)Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	5

	(e)Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II Other Information

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signatures		31

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,321	$2,487
Accounts receivable, net	2,663	198
Inventories, net	6,252	7,087
Prepaid expenses and other current assets	1,238	1,485
Total current assets	12,474	11,257
Property and equipment, net	97	120
Equity method investment	17,835	15,925
Right of use assets	3,642	4,072
Investment in convertible bond	25,716	27,866
Other assets	293	296
Total assets	$60,057	$59,536
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,973	$7,460
Operating lease liabilities, current portion	718	1,143
Conversion feature derivative, notes payable	6,733	—
Other current liabilities	4,940	2,706
Revolving line of credit from related party	600	800
Warrant derivative liabilities	1,393	1,071
Notes payable, current portion	3,269	4,588
Notes payable to related parties	400	134
Convertible debentures, net of discount	—	5,480
Total current liabilities	25,026	23,382
Operating lease liabilities, less current portion	3,449	3,470
Other long-term liabilities	32,275	34,470
Notes payable, less current portion	1,500	222
Convertible notes payable	12,908	3,150
Total liabilities	75,158	64,694
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 49,311,864 and 48,987,198 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	49	49
Additional paid-in capital	220,017	218,728
Accumulated other comprehensive income	(763)	1,144
Accumulated deficit	(234,404)	(225,079)
Total stockholders’ deficit	(15,101)	(5,158)
Total liabilities and stockholders’ deficit	$60,057	$59,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES, NET	$5,766	$5,601	$17,590	$16,915
COST OF GOODS SOLD	445	484	1,311	1,408
GROSS PROFIT	5,321	5,117	16,279	15,507
OPERATING EXPENSES
Research and development	470	629	3,032	1,835
Selling	1,518	1,324	4,254	3,527
General and administrative	3,364	3,156	10,156	10,538
Total operating expenses	5,352	5,109	17,442	15,900
INCOME (LOSS) FROM OPERATIONS	(31)	8	(1,163)	(393)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	—	—	(1,172)	(1,425)
Change in fair value of warrant derivative liabilities	(131)	745	(322)	669
Change in fair value of conversion feature derivative, notes payable	(1,357)	45	(1,132)	51
Net gain on investment in marketable securities	—	6,464	—	7,672
Net loss on equity method investment	(663)	(494)	(1,999)	(1,474)
Foreign exchange gain (loss)	(246)	657	(1,421)	685
Interest and other income	192	59	573	629
Interest expense	(683)	(1,606)	(2,390)	(4,713)
Total other income (expense)	(2,888)	5,870	(7,863)	2,094
INCOME (LOSS) BEFORE INCOME TAXES	(2,919)	5,878	(9,026)	1,701
INCOME TAXES PROVISION	232	293	58	80
NET INCOME (LOSS)	(3,151)	5,585	(9,084)	1,621

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on debt securities available for sale (net of tax)	(2,754)	—	(2,150)	—
Foreign currency translation adjustments	86	(35)	243	(7)
Other comprehensive loss	(2,668)	(35)	(1,907)	(7)
COMPREHENSIVE INCOME (LOSS)	$(5,819)	$5,550	$(10,991)	$1,614
EARNINGS (NET LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.06)	$0.11	$(0.18)	$0.03
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	49,311,864	48,987,189	49,233,371	48,866,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Income	Deficit
Balance at January 1, 2021	48,987,189	$49	$218,728	$1,144	$(225,079)	$(5,158)
Fair value of warrants including down-round protection adjustments	—	—	241	—	(241)	—
Common stock issued for services	324,675	—	500	—	—	500
Share-based compensation	—	—	181	—	—	181
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	58	—	58
Foreign currency translation effect	—	—	—	165	—	165
Net loss	—	—	—	—	(8,422)	(8,422)
Balance at March 31, 2021	49,311,864	49	219,650	1,367	(233,742)	(12,676)
Share-based compensation	—	—	274	—	—	274
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	546	—	546
Foreign currency translation effect	—	—	—	(8)	—	(8)
Net income	—	—	—	—	2,489	2,489
Balance at June 30, 2021	49,311,864	49	219,924	1,905	(231,253)	(9,375)
Share-based compensation	—	—	93	—	—	93
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	(2,754)	—	(2,754)
Foreign currency translation effect	—	—	—	86	—	86
Net loss	—	—	—	—	(3,151)	(3,151)
Balance at September 30, 2021	49,311,864	$49	$220,017	$(763)	$(234,404)	$(15,101)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Loss	Deficit
Balance at January 1, 2020	48,471,446	$48	$215,207	$(79)	$(226,229)	$(11,053)
Fair value of warrants including down-round protection adjustments	—	—	600	—	(200)	400
Common stock issued for cash (net of issuance cost)	515,743	1	141	—	—	142
Share-based compensation	—	—	209	—	—	209
Foreign currency translation effect	—	—	—	61	—	61
Net income	—	—	—	—	5,509	5,509
Balance at March 31, 2020	48,987,189	49	216,157	(18)	(220,920)	(4,732)
Share-based compensation	—	—	219	—	—	219
Foreign currency translation effect	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	(9,473)	(9,473)
Balance at June 30, 2020	48,987,189	49	216,376	(51)	(230,393)	(14,019)
Fair value of warrants including down-round protection adjustments	—	—	1,987	—	(4)	1,983
Share-based compensation	—	—	121	—	—	121
Foreign currency translation effect	—	—	—	(35)	—	(35)
Net income	—	—	—	—	5,585	5,585
Balance at September 30, 2020	48,987,189	$49	$218,484	$(86)	$(224,812)	$(6,365)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,084)	$1,621
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	44	45
Inventory reserve	423	596
Amortization of discount of notes payable and convertible notes payable	1,410	3,200
Foreign exchange adjustments	1,415	(316)
Net gain on investment in marketable securities	—	(7,672)
Loss on equity method investment, net	1,999	1,474
Loss on debt extinguishment	1,172	1,425
Gain on disposal of property and equipment	(1)	—
Share-based compensation	548	549
Shares issued for services	500	—
Change in fair value of warrant derivative liabilities	322	(669)
Change in fair value of conversion feature derivative, notes payable	1,132	(51)
Net changes in operating assets and liabilities
Accounts receivable	(2,469)	425
Inventories	404	(44)
Prepaid expenses and other current assets	202	336
Other non-current assets	417	313
Income tax receivable and payable	15	(43)
Accounts payable and accrued expenses	(173)	(3,119)
Other current liabilities	242	(3,883)
Other long-term liabilities	(637)	1,451
Net cash flows used in operating activities	(2,119)	(4,362)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	—	35,601
Purchases of property and equipment	(11)	(13)
Loan to equity method investee	(5,241)	(2,274)
Net cash flows (used in) provided by investing activities	(5,252)	33,314
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued, net of issuance cost and discount	1,000	1,980
Proceeds from convertible notes payable issued, net of issuance cost and discount	14,490	—
Payments of notes payable	(1,079)	(200)
Payments of convertible notes	(7,200)	(2,000)
Proceeds from issuance of common stock, net of issuance cost	—	142
Net cash flows provided by (used in) financing activities	7,211	(78)
Effect of exchange rate changes on cash	(6)	(14)
Net decrease in cash, cash equivalents and restricted cash	(166)	28,860
Cash, cash equivalents and restricted cash, beginning of period	2,487	1,769
Cash, cash equivalents and restricted cash, end of period	$2,321	$30,629
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$840	$1,543
Income taxes paid	$43	$126
NON-CASH INVESING AND FINANCING ACTIVITIES
Debt discount due to conversion features derivative	$5,555	$—
Debt discount due to warrant issued with debt	$—	$3,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc., (“Emmaus”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. The condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K/A for the year ended December 31, 2020 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on August 10, 2021. The accompanying condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated balance sheet at December 31, 2020 contained in the Annual Report. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year or any future interim period.

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

Restricted cash — Restricted cash as of September 30, 2020 includes proceeds received from the sale of 6,643,559 shares of Telcon RF Pharmaceutical, Inc., a Korean corporation (formerly, Telcon Inc. and herein “Telcon”) which were earmarked for the purchase of a Telcon convertible bond, described in Note 5. Reconciliation of cash, cash equivalent and restricted cash in the condensed consolidated statements of cash flows is as follows:

	As of September 30,
	2021	2020
Cash and cash equivalents	$2,321	$4,949
Restricted cash	—	25,680
Total cash, cash equivalents and restricted cash	$2,321	$30,629

Factoring accounts receivable — Emmaus Medical, Inc., or Emmaus Medical, an indirect wholly owned subsidiary of Emmaus, entered into a purchase and sales agreement with Prestige Capital Finance, LLC or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 70% (subject to increase to 75%) of the face amount of the accounts receivable, subject to a $7.5 million cap on advances at any time. The balance of the face amount of the accounts receivable will be reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable. Emmaus Medical’s obligations to Prestige Capital under the purchase and sale agreement are secured by a security interest in the accounts receivable and all or substantially all other assets of Emmaus Medical. In connection with the purchase and sale agreement, Emmaus guarantees Emmaus Medical’s obligations under the purchase and sale agreement. At September 30, 2021, accounts receivable included approximately $472,000 of factoring accounts receivable and other current liabilities included approximately $9,000 related to factoring. For three and nine months ended September 30, 2021, the Company incurred approximately $106,000 and $181,000, respectively, of factoring fees.

Earnings (net loss) per share — In accordance with ASC 260, “Earnings per Share,” the basic earnings (net loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed in a manner similar to basic earnings (net loss) per common share except that the denominator is increased to include the number of additional common shares issuable under securities exercisable for or convertible into common shares had been issued if the additional common shares would be dilutive. As of September 30, 2021 and September 30, 2020, the Company had outstanding potentially dilutive securities exercisable for or convertible into 23,276,594 shares and 19,276,395 shares, respectively, of the Company’s common stock. No potentially dilutive securities were included in the calculation of diluted earnings (net loss) per share since the potential dilutive securities were anti-dilutive for three and nine months ended September 30, 2021, and 2020.

NOTE 3 — REVENUES, NET

Revenues, net disaggregated by category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Endari®	$5,590	$5,485	$17,186	$16,548
Other	176	116	404	367
Revenues, net	$5,766	$5,601	$17,590	$16,915

The following table summarizes the revenue allowance and accrual activities for the nine months ended September 30, 2021 and September 30, 2020 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2020	$134	$2,119	$473	$2,726
Provision related to sales in the current year	2,374	2,627	188	5,189
Adjustments related prior period sales	13	8	(111)	(90)
Credit and payments made	(1,217)	(2,201)	(20)	(3,438)
Balance as of September 30, 2021	$1,304	$2,553	$530	$4,387

Balance as of December 31, 2019	$228	$1,354	$315	$1,897
Provision related to sales in the current year	2,106	2,917	180	5,203
Adjustments related prior period sales	15	(43)	(65)	(93)
Credit and payments made	(2,144)	(1,762)	—	(3,906)
Balance as of September 30, 2020	$205	$2,466	$430	$3,101

The following table summarizes net revenues attributable to each of our customers that accounted for 10% or more of net revenues (as a percentage of net revenues):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	31%	49%	47%	52%
Customer B	49%	32%	35%	27%
Customer C	12%	9%	10%	8%
Total	92%	90%	92%	87%

The Company is party to a distributor agreement with Telcon pursuant to which the Company granted Telcon exclusive rights to the Company’s prescription grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from the Company specified minimum quantities of the PGLG. In a related license agreement with Telcon, the Company agreed to use commercially reasonable best efforts to obtain product registration in these territories within three years of obtaining FDA marketing authorization for PGLG in this indication. Telcon has the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the Company would be obliged to return to Telcon the $10 million upfront fee. The upfront fee of $10 million is included in other long-term liabilities as unearned revenue as of September 30, 2021 and December 31, 2020. Refer to Note 11 and for additional details.

NOTE 4 — SELECTED FINANCIAL STATEMENT CAPTIONS - ASSETS

Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials and components	$1,472	$1,486
Work-in-process	70	721
Finished goods	6,317	6,064
Inventory reserve	(1,607)	(1,184)
Total	$6,252	$7,087

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid insurance	$167	$388
Prepaid expenses	242	454
Due from equity method investee	579	376
Other current assets	250	267
Total	$1,238	$1,485

Property and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Equipment	$339	$347
Leasehold improvements	39	39
Furniture and fixtures	102	99
Total property and equipment	480	485
Less: accumulated depreciation	(383)	(365)
Property and equipment, net	$97	$120

During the three months ended September 30, 2021 and 2020, depreciation expenses were approximately $11,000 and $12,000, respectively. During the nine months ended September 30, 2021 and 2020, depreciation expenses were approximately $34,000 and $35,000, respectively.

NOTE 5 — INVESTMENTS

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% per year, payable quarterly. Beginning on October 16, 2021, the Company is entitled on a quarterly basis to call for early redemption all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately $8.00, per share. The initial conversion price is subject to downward adjustment on a monthly based on the volume-weighted average market price of Telcon shares as reported on the Korean Securities Dealers Automated Quotations (“KOSDAQ”) Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon share. The conversion price also is subject to customary antidilution adjustments upon a merger or other reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. The conversion price as of September 30, 2021 is set forth in the “Investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the holder’s early redemption right or Telcon’s call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Note 6 and Note 11.

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

The following table sets forth the fair value and changes in fair value of the investment in convertible bond as of September 30, 2021 and December 31, 2020 (in thousands):

Investment in convertible bond	September 30, 2021	December 31, 2020
Balance, beginning of period	$27,866	$—
Fair value at issuance date	—	22,059
Change in fair value included in the statement of other comprehensive income	(2,150)	5,807
Balance, end of period	$25,716	$27,866

The fair value as of September 30, 2021 and December 31, 2020 was based upon following assumptions:

	September 30, 2021	December 31, 2020
Principal outstanding (South Korean won)	KRW 30 billion	KRW 30 billion
Stock price	KRW 3,990	KRW 6,060
Expected life (in years)	9.04	9.79
Selected yield	10.50%	10.50%
Expected volatility (Telcon common stock)	82.15%	85.80%
Risk-free interest rate (South Korea government bond)	2.18%	1.72%
Expected dividend yield	—	—
Conversion price	KRW 4,110 (US$3.47)	KRW 6,028 (US$5.54)

Equity method investment – During 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings, Inc., or EJ Holdings, to acquire, own and operate an amino acids manufacturing facility in Ube, Japan. In connection with the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings voting shares. JIP owns 60% of EJ Holdings voting shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.2 million. The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. The loan matures on September 30, 2028 and bears interest at the rate of 1% per year, payable annually. The parties also contemplated that the Ube facility will eventually supply the Company with the facility’s output of amino acids and the operation of the facility will be principally for the Company’s benefit and, as such, that major decisions affecting EJ Holdings and the Ube facility will be made by EJ Holdings’ board of directors, a majority of which are representatives of JIP, in consultation with the Company. During the nine months ended September 30, 2021, the Company made additional $3.6 million of loans to EJ Holdings. As of September 30, 2021, and December 31, 2020, the loans receivable from EJ Holdings were approximately $22.2 million and $18.6 million, respectively.

EJ Holdings is engaged in phasing in the Ube facility, which will include eventually obtaining regulatory approvals for the manufacture of PGLG in accordance with cGMP. EJ Holdings has had no significant revenues since its inception, has depended on loans from the Company to acquire the Ube facility and fund its operations and will continue to be dependent on loans from the Company or other financing unless and until the Ube facility is activated and EJ Holdings can secure customers for its products.

The Company has determined that EJ Holdings is a variable interest entity, or VIE, based upon the facts that the Company provided the loan financing to acquire the Ube facility and to fund its activities there and that the EJ Holdings activities are principally for the Company’s benefit. JIP, however, owns 60% of EJ Holdings and is entitled to designate a majority of EJ Holdings’ board of directors and its Chief Executive Officer and outside auditors, and, as such, controls the management, business, and operations of EJ Holdings. Accordingly, the Company accounts for its variable interest in EJ Holdings under the equity method.

The Company’s share of the losses of EJ Holdings are classified as net loss on equity method investment. The investment is evaluated for impairment if facts and circumstances indicate that the carrying value may not be recoverable, an impairment charge would be recorded.

The following table sets forth certain financial information of EJ Holdings for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES, NET	$57	$55	$174	$201
GROSS PROFIT	57	55	174	201
NET LOSS	$(1,657)	$(1,228)	$(4,998)	$(3,677)

NOTE 6 — SELECTED FINANCIAL STATEMENT CAPTIONS - LIABILITIES

Accounts payable and accrued expenses consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Accounts payable:
Clinical and regulatory expenses	$443	$262
Professional fees	552	252
Selling expenses	508	395
Manufacturing costs	253	596
Other vendors	66	518
Total accounts payable	1,822	2,023
Accrued interest payable, related parties	79	41
Accrued interest payable	418	627
Accrued expenses:
Payroll expenses	1,067	1,053
Government rebates and other rebates	2,553	2,659
Due to equity method investee	480	545
Other accrued expenses	554	512
Total accrued expenses	4,654	4,769
Total accounts payable and accrued expenses	$6,973	7,460

Other current liabilities consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Trade discount	$4,000	$2,000
Other current liabilities	940	706
Total other current liabilities	$4,940	$2,706

Other long-term liabilities consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Trade discount	$22,251	$24,453
Unearned revenue	10,000	10,000
Other long-term liabilities	24	17
Total other long-term liabilities	$32,275	$34,470

 On June 12, 2017, the Company and Telcon entered into an API Supply Agreement, as subsequently amended (so as amended, the “API agreement”), pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual targets for bulk containers of PGLG. The Company purchased $250,000 and $2.0 million of PGLG from Telcon in the nine months ended September 30, 2021, and September 30, 2020, respectively. As of September 30, 2021, and December 31, 2020, respectively, accounts payable to Telcon were $250,000 and $208,000. See Note 11 for additional details.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at September 30, 2021 and December 31, 2020 (in thousands except for number of shares):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding September 30, 2021	Unamortized Discount September 30, 2021	Carrying Amount September 30, 2021	Underlying Shares September 30, 2021
Notes payable
2013	10%	Due on demand	—		$895	$—	$895	—
2020	1%	2 years	—		798	—	798	—
2021	11%	Due on demand - 2 years	—		3,076	—	3,076	—
					$4,769	$—	$4,769	—
		Current			$3,269	$—	$3,269	—
		Non-current			$1,500	$—	$1,500	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100	—
2021	12%	Due on demand	—		300		300
					$400	$—	$400	—
		Current			$400	$—	$400	—
		Non-current			$—	$—	$—	—
Convertible notes payable
2020	12%	3 years	$10.00	(b)	3,150	—	3,150	316,669
2021	2%	3 years	$1.48	(a)	14,490	4,732	9,758	9,806,305
					$17,640	$4,732	$12,908	10,122,974
		Non-current			$17,640	$4,732	$12,908	10,122,974
		Total			$22,809	$4,732	$18,077	10,122,974

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2020	Unamortized Discount December 31, 2020	Carrying Amount December 31, 2020	Underlying Shares Notes December 31, 2020
Notes payable
2013	10%	Due on demand	—		$969	$—	$969	—
2019	11%	Due on demand	—		2,899	—	2,899	—
2020	1%-11%	Due on demand - 2 years	—		942	—	942	—
					$4,810	$—	$4,810	$—
		Current			$4,588	$—	$4,588	—
		Non-current			$222	$—	$222	—
Notes payable - related parties
2016	10%	Due on demand	—		$20	$—	$20	—
2019	10%	Due on demand	—		14	—	14	—
2020	12%	Due on demand	—		100	—	100	—
					$134	$—	$134	—
		Current			$134	$—	$134	—
Convertible debentures
2019	10%	18 months	$2.00-$9.52	(a)	$7,200	$1,720	$5,480	3,630,000
					$7,200	$1,720	$5,480	3,630,000
		Current			$7,200	$1,720	$5,480	3,630,000
Convertible note payable
2020	12%	3 years	$10.00	(b)	$3,150	$—	$3,150	316,723
					$3,150	$—	$3,150	316,723
		Current			$3,150	$—	$3,150	316,723
		Total			$15,294	$1,720	$13,574	3,946,723

(a)	The notes are convertible into Emmaus Life Sciences, Inc. shares.
(b)	The notes are convertible into EMI Holding, Inc. shares.

The weighted-average stated annual interest rate of notes payable was 5% and 10% as of September 30, 2021 and December 31, 2020, respectively. The weighted-average effective annual interest rate of notes payable as of September 30, 2021 and December 31, 2020 was 14% and 37%, respectively, after giving effect to discounts relating to conversion features, warrants and deferred financing costs relating to the notes.

As of September 30, 2021, future contractual principal payments due on notes payable were as follows:

Year Ending
2021 (three months)	$3,447
2022	222
2023	4,650
2024	14,490
Total	$22,809

In March 2021, the Company prepaid in full its outstanding Amended and Restated 10% Senior Secured Convertible Debentures and recognized $1.2 million of loss on debt extinguishment relating to the remaining unamortized discount.

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

The following table sets forth the fair value of the conversion feature liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

	Nine Months Ended	Year Ended
Conversion feature liabilities — Amended and Restated 10% Senior Secured Convertible Debentures	September 30, 2021	December 31, 2020
Balance, beginning of period	$7	$1
Fair value at debt modification date	—	118
Change in fair value included in the statement of comprehensive loss	(7)	(112)
Balance, end of period	$—	$7

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

The Company is party to a revolving line of credit agreement with Dr. Niihara, the Company’s Chairman and Chief Executive Officer. Under the agreement, at the Company’s request from time to time Dr. Niihara may, but is not obligated to, loan or re-loan to the Company up to $1,000,000. Outstanding amounts under the agreement are due and payable upon demand and bear interest, payable monthly, at a variable annual rate equal to the Prime Rate in effect from time to time plus 3%. In addition to the payment of interest, the Company is obligated to pay Dr. Niihara a “tax gross-up” intended to make him whole for federal and state income taxes payable by him with respect to interest paid to him in the previous year. The outstanding balance under the revolving line of credit agreement of $600,000 as of September 30, 2021 and December 31, 2020 were reflected in revolving line of credit, related party on the condensed consolidated balance sheets. With the estimated tax-gross up, the effective annual interest rate on the outstanding balance as of September 30, 2021, was 10.4%. The revolving line of credit agreement will expire on November 22, 2022. Refer to Note 12 for related party information.

On May 8, 2020, the Company received a loan in the amount of $797,840 under the Small Business Administration Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan, which is evidenced by a Promissory Note dated April 29, 2020, matures on April 29, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on December 8, 2020 unless the PPP loan is forgiven prior to the date of the first monthly payment or the loan forgiveness process has commenced. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The loan and accrued interest are forgivable after a specific period as long as the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company has applied for PPP loan forgiveness on October 30, 2020. There is no assurance that the loan will be forgiven. The amount of loan forgiveness would be reduced if the Company were to terminate employees or reduce salaries during such period. The PPP loan was included in notes payable on the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020.

On February 9, 2021, the Company entered into a securities purchase agreement with an effective date of February 8, 2021 pursuant to which the Company agreed to sell and issue to the purchasers thereunder in a private placement pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder a total of up to $17 million in principal amount of convertible promissory notes of the Company for a purchase price equal to the principal amount thereof. As of September 30, 2021, we had sold approximately $14.5 million of the convertible promissory notes. Of the net proceeds from the sale of the convertible promissory notes, $6.2 million was used to prepay the outstanding Amended and Restated 10% Senior Secured Convertible Debentures as described above.

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

The convertible promissory notes bear interest at the rate of 2% per year payable semi-annually on the last business day of August and January of each year and will mature on the 3rd anniversary of the original issue date. The convertible promissory notes will become prepayable in whole or in part at the election of the holders on or after February 28, 2022 if the Company’s common stock shall not have been approved for listing on the NYSE American, the Nasdaq Capital Market or other “Trading Market” (as defined). The Company will be entitled to prepay up to 50% of the principal amount of the convertible promissory notes at any time after the first anniversary and on or before the second anniversary of the original issue date for a prepayment amount equal to the principal amount being prepaid, accrued and unpaid interest thereon and a prepayment premium equal to 50% of such principal amount. The convertible promissory notes are general, unsecured obligations of the Company.

The conversion feature of the convertible promissory notes was separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in earnings. The following table sets forth the fair value of the conversion feature liability as of September 30, 2021 (in thousands):

Convertible promissory notes	September 30, 2021
Balance, beginning of period	$—
Fair value at issuance date	5,594
Change in fair value included in the statement of comprehensive (income) loss	1,139
Balance, end of period	$6,733

The fair value and any change in fair value of conversion feature liability are determined using a convertible bond lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair value as of September 30, 2021 and at issuance date was based upon following assumptions:

Convertible promissory notes	September 30, 2021	Issuance Date
Stock price	$1.60	$1.41
Conversion price	$1.48	$1.48
Selected yield	21.62%	20.29%
Expected volatility	50%	50%
Time until maturity (in years)	2.41	3.00
Dividend yield	—	—
Risk-free rate	0.38%	0.30%

NOTE 8 — STOCKHOLDERS’ DEFICIT

Purchase Agreement with GPB—On December 29, 2017, the Company entered into the Purchase Agreement with GPB Debt Holdings II, LLC (“GPB”), pursuant to which the Company issued to GPB a $13 million senior secured convertible promissory note (the “GPB Note”) for an aggregate purchase price of $12.5 million, reflecting a 4.0% original issue discount. The GPB Note was repaid in February 2018.

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

The following table presents the change in fair value of the GPB Warrant as of September 30, 2021 and December 31, 2020 (in thousands):

	Nine Months Ended	Year Ended
Warrant Liability—GPB	September 30, 2021	December 31, 2020
Balance, beginning of period	$83	$38
Change in fair value included in the statement of comprehensive income	(40)	45
Balance, end of period	$43	$83

The fair value of the warrant derivative liability was determined using the Black-Scholes option pricing model.

The fair value as of September 30, 2021, and December 31, 2020 set forth in the table above was based on upon following assumptions:

	September 30, 2021	December 31, 2020
Adjusted exercise price	$10.28	$10.28
Common stock fair value	$1.60	$1.23
Risk‑free interest rate	0.23%	0.15%
Volatility	100.00%	120.00%
Time until expiration (years)	1.75	2.50
Expected dividend yield	—	—
Number outstanding	252,802	252,802

Purchase Agreement with Holders of 10% Senior Secured Debentures—In October 2018, EMI sold and issued $12.2 million principal amount of 10% Senior Secured Debentures and common stock purchase warrants to purchase an aggregate of up to 1,220,000 shares of EMI common stock to a limited number of accredited investors. EMI’s obligations under the Debentures were secured by a security interest in substantially all EMI assets and guaranteed by EMI’s U.S. subsidiaries. The net proceeds of the sale of the debentures and warrants were used to fund the original $13.2 million loan to EJ Holdings, Inc. in October 2018 reflected on the Company’s consolidated balance sheets.

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

Pursuant to the terms of a securities amendment agreement entered into on February 21, 2020, the Amended and Restated 10% Senior Secured Convertible Debentures were once again amended and restated in their entirety to extend their maturity date to April 21, 2021 and reduce the conversion price thereof to $3.00 per share from $9.52 per share. The related amended and restate common stock purchase warrants also were amended and restated again to reduce the exercise price thereof to $3.00 per share from $5.87 per share. The newly Amended and Restated 10% Senior Secured Convertible Debentures and related newly amended and restated warrants provide for so-called full-ratchet anti-dilution adjustments in the event we sell or issue shares of common stock or common stock equivalents at an effective price per share less than the conversion price of the debentures or the exercise price of the warrants, subject to certain exceptions. The conversion price of the Amended and Restated 10% Senior Secured Convertible Debentures and the exercise price of the related amended and restated warrants were reduced to $2.00 a share as a result of the Company’s sale of 100,000 shares of common stock at a price of $2.00 a share under the Purchase Agreement with Lincoln Park Capital LLC. See Note 7 for information regarding our recent prepayment of the Debentures.

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

On September 22, 2020, the Company and EMI entered into a securities amendment agreement (the “September 2020 Amendment”) with the holders of the Amended and Restated 10% Senior Secured Convertible Debentures described above. The September 2020 Amendment amended in certain respects the securities purchase agreement among EMI and the Debenture holders originally entered into on September 8, 2018, as amended by the February 2020 Amendment, and provides that the Debentures are to be amended in certain respects as set forth in the form of Allonge Amendment No. 1 to the debentures included in the September 2020 Agreement (the “Allonge”). Pursuant to the Allonge, the aggregate monthly redemption payments under the Debentures were reduced to $500,000 from $1,000,000 in principal amount and the maturity date of the Debentures was extended from April 21, 2021 to August 31, 2021. The monthly redemption payments resumed in September 2020 and continued on the first day of each month thereafter commencing October 1, 2020. The remaining principal balance of the Debentures was due and payable upon maturity, subject to mandatory prepayment in connection with certain “Capital Events” as defined.

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

Purchase agreement with Holder of Convertible Promissory Note - On June 15, 2020, the holder of a convertible promissory note in the principal amount of $3,150,000 agreed to an extension of the maturity date to June 15, 2023 in exchange for an increase in the interest rate on the note from 11% to 12%. In conjunction with this amendment, the Company issued to the holder five-year common stock purchase warrants to purchase a total of up to 1,250,000 shares of the Company common stock at an exercise price of $2.05 a share. Under ASC 815-40, the Company concluded that the warrants issued should be recognized at fair value as a liability. The warrant liability is remeasured at fair value on a recurring basis using Level 3 input and any changes in the fair value of liability is recorded in earnings.

The following table presents the fair value and the change in fair value of the warrants as of September 30, 2021 and December 31, 2020 (in thousands):

	Nine Months Ended	Year Ended
Warrant liability—Wealth Threshold	September 30, 2021	December 31, 2020
Balance, beginning of period	$988	$—
Fair value at issuance date	—	1,425
Change in fair value included in the statement of comprehensive income (loss)	362	(437)
Balance, end of period	$1,350	$988

The fair value of the warrant derivative liability was determined using the Black-Scholes Merton model and was based upon following assumptions:

	September 30, 2021	December 31, 2020
Exercise price	$2.05	$2.05
Stock price	$1.60	$1.68
Risk‑free interest rate	0.69%	0.31%
Expected volatility (peer group)	110.00%	101.00%
Expected life (in years)	3.71	4.46
Expected dividend yield	—	—
Number outstanding	1,250,000	1,250,000

A summary of all outstanding warrants as of September 30, 2021 and December 31, 2020 is presented below:

	September 30, 2021	December 31, 2020
Warrants outstanding, beginning of period	8,439,480	4,931,099
Granted	—	3,625,000
Exercised	—	—
Cancelled, forfeited or expired	(203,463)	(116,619)
Warrants outstanding, end of period	8,236,017	8,439,480

A summary of all outstanding warrants by year issued and exercise price as of September 30, 2021 is presented below:

		Outstanding			Exercisable
Year issued and Exercise Price		Number of Warrants Issued	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Total	Weighted-Average Exercise Price
Prior to January 1, 2020
	$1.54-$36.24	4,611,017	1.39	$9.14	4,611,017	$9.14
Prior to Jan 1, 2020 Total		4,611,017			4,611,017
At December 31, 2020
	$2.05	1,250,000	3.71	$2.05	—	—
	$1.54	2,375,000	3.95	$1.54	2,375,000	$1.54
	2020 Total	3,625,000			2,375,000
At September 30, 2021
	$—	—	—	$—	—	$—
	Grand Total	8,236,017		Grand Total	6,986,017

Summary of Plans – Upon completion of the Merger, the EMI Amended and Restated 2011 Stock Incentive Plan was assumed by the Company. The 2011 Stock Incentive Plan permitted grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. Options granted under the 2011 Stock Incentive Plan expire ten years after grant. Options granted to directors vest in equal quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to the optionee’s all based on continuous service with the Company. Each stock option outstanding under the 2011 Stock Incentive Plan at the effective time of the Merger was automatically converted into a stock option to purchase a number of shares of the Company’s common stock and at an exercise price calculated based on the exchange ratio in the Merger. The 2011 Stock Incentive Plan expired in May 2021, after which no further awards may be made under the Plan.

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

Stock options—During the nine months ended September 30, 2021, the Company did not issue any stock options. During the year ended December 31, 2020, the Company granted stock options to purchase 90,000 shares of common stock. All the options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares as follows: as to one‑third of the shares on the first anniversary of the grant date, and as to the remaining two‑thirds of the shares in twenty‑four approximately equal monthly installments over a period of two years thereafter. In September 2021, the 2012 Omnibus Incentive Compensation Plan was terminated. The termination of the Plan did not affect outstanding awards under the Plan.

A summary of outstanding stock options as of September 30, 2021 and December 31, 2020 is presented below.

	September 30, 2021			December 31, 2020
	Number of Options		Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	7,110,025		$4.63	7,245,350	$4.68
Granted or deemed granted	—		—	90,000	$2.05
Exercised	—		—	—	—
Cancelled, forfeited and expired	(1,125,753)		$3.82	(225,325)	$5.08
Options outstanding, end of period	5,984,272		$4.78	7,110,025	$4.63
Options exercisable, end of period	5,948,771		$4.80	6,986,268	$4.47
Options available for future grant	—	(a)		2,302,475

(a)	Option plans were expired and therefore no options available for future grants.

During the three months ended September 30, 2021 and September 30, 2020, the Company recognized $93,000 and $121,000, respectively of share-based compensation expense. During the nine months ended September 30, 2021 and September 30, 2020, the Company recognized $548,000 and $549,000 of share-based compensation expenses, respectively. As of September 30, 2021, there was approximately $26,000 of total unrecognized compensation expense related to unvested share-based compensation which is expected to be recognized over the weighted-average remaining vesting period of 1.5 year.

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

Pursuant to the agreement, the Company paid $500,000 in cash and issued 324,675 of the Company’s shares equivalent to $500,000 in consideration for entering into the agreement, which were recorded as research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). The Company, in turn, has been granted rights of first negotiation and first refusal for an exclusive license regarding the development and commercialization of products based on the intellectual property resulting from the agreement. Refer to Note 13 for additional information.

NOTE 9 — INCOME TAX

The quarterly provision for or benefit from income taxes is separately computed at an estimated annual effective tax rate to the year-to-date pre-tax income (loss) and other comprehensive income.

For the three and nine months ended September 30, 2021, the Company recorded income tax provision of $232,000 and $58,000, respectively. For three and nine month ended September 30, 2020, the Company recorded income tax provision of $293,000 and $80,000. The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The

Company established a full valuation allowance against its federal and state deferred tax asset and there was no unrecognized tax benefit as of September 30, 2021 and 2020.

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

The rent expense during the three months ended September 30, 2021 and 2020 amounted to approximately $300,000 and $286,000, respectively, and during the nine months ended September 30, 2021 and 2020 amounted to approximately $889,000 and $895,000, respectively.

Future minimum lease payments under the lease agreements were as follows as of September 30, 2021 (in thousands):

Amount
2021 (three months)	$290
2022	1,174
2023	1,058
2024	1,063
2025 and thereafter	1,928
Total lease payments	5,513
Less: Interest	1,346
Present value of lease liabilities	$4,167

As of September 30, 2021, the Company had an operating lease right-of-use asset of $3.6 million and lease liability of $4.2 million in the balance sheet. The weighted average remaining term of the Company’s leases as of September 30, 2021 was 4.8 years and the weighted-average discount rate was 11.6%.

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

On June 16, 2019, the Company entered into an agreement with Telcon to adjust the price payable to Telcon under the Revised API Agreement from $50 per kilogram of PGLG to $100 per kilogram from July 1, 2019 through June 30, 2020, with the price payable after June 30, 2020 to be subject to agreement between the parties. There has been no changes to the price through September 30, 2021. The PGLG purchased from Telcon is recorded in inventory at net realizable value and the excess purchase price is recorded against deferred trade discount. Refer to Note 6 for more information.

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to loans from related parties outstanding on or at any time during the nine months ended September 30, 2021 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at September 30, 2021	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Willis Lee (2)	12%	10/29/2020	Due on Demand	100	100	—	—
	Soomi Niihara (1)	12%	9/15/2021	Due on Demand	300	300	—	—
				Subtotal	400	400	—	—
Revolving line of credit agreement
	Yutaka Niihara (1)	5.25%	12/27/2019	Due on Demand	600	800	—	28
				Subtotal	600	800	—	28
				Total	$1,000	$1,200	$—	$28

The following table sets forth information relating to loans from related parties outstanding at any time during the year ended December 31, 2020:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2020	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	$20	$20	$—	$—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	—	159	159	35
	Lan T. Tran (2)	10%	2/9/2019	Due on Demand	14	14	—	—
	Hope Int'l Hospice (1)	12%	9/1/2020	Due on Demand	—	194	194	2
	Hope Int'l Homecare (1)	12%	9/1/2020	Due on Demand	—	189	189	1
	Soomi Niihara (1)	12%	9/1/2020	Due on Demand	—	98	98	4
	Soomi Niihara (1)	12%	10/28/2020	Due on Demand	—	395	395	12
	Willis Lee (2)	12%	9/1/2020	Due on Demand	—	685	685	1
	Willis Lee (2)	12%	10/29/2020	Due on Demand	100	100	100	—
				Subtotal	134	1,854	1,820	55
Revolving line of credit
	Yutaka Niihara (2)	5.25%	12/27/2019	Due on Demand	800	800	200	37
				Subtotal	800	800	200	37
				Total	$934	$2,654	$2,020	$92

(1)	Dr. Niihara, a Director and the Chairman, and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc.
(2)	Current or former officer.

See Notes 6 and 11 for a discussion of the Company’s agreements with Telcon, which holds 4,147,491 shares of the Company common stock, or approximately 8.4% of the common stock outstanding as of September 30, 2021. As of September 30, 2021, the Company held a Telcon convertible bond in the principal amount of approximately $25.7 million as discussed in Note 5.

NOTE 13 — SUBSEQUENT EVENTS

On October 7, 2021, the Company entered into a License Agreement, effective as of October 6, 2021, with Kainos, under which Kainos granted the Company an exclusive license in the territory encompassing the U.S., the U.K. and the EU to patent rights, know-how and other intellectual property relating to Kainos’s novel IRAK4 inhibitor, referred to as KM10544, for the treatment of cancers, including leukemia, lymphoma and solid tumor cancers. In consideration of the license, the Company has agreed in the License Agreement to pay Kainos a six-figure upfront fee in cash within 90 days from the effective date of the License Agreement, cash payments upon the achievement of specified milestones totaling in the mid-eight figures, a single-digit percentage royalty based on net sales of the licensed products and a similar percentage of any sublicensing consideration.

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

Until we began marketing and selling Endari® in the U.S. in early 2018, we had minimal revenues and relied upon funding from sales of equity securities and debt financings and loans, including loans from related parties, to fund our business and operations. As of September 30, 2021, our accumulated deficit was $234.4 million and we had cash and cash equivalents of $2.3 million. We expect net revenues to increase as we expand our commercialization of Endari® in the U.S. and expand or commence early access programs and eventual marketing and commercialization abroad.

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

Research and Development Expenses

Research and development expenses consist of expenditures for new products and technologies consisting primarily of fees paid to contract research organizations (“CRO”) that conduct clinical trials of our product candidates, payroll-related expenses, study site payments, consultant fees and activities related to regulatory filings, manufacturing development costs and other related costs. The costs of later-stage clinical studies such as Phase 2 and 3 trials are generally substantially higher than those of earlier studies due to their larger size, expanded scope, patient related healthcare and regulatory compliance costs, and generally longer duration of later-stage clinical studies.

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

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or net realizable value. Substantially all raw materials purchased during the nine months ended September 30, 2021 and 2020 were supplied by one vendor.

Results of Operations:

Three months ended September 30, 2021 and 2020

              Net revenues, Net. Net revenues increased by $0.2 million, or 3%, to $5.8 million for the three months ended September 30, 2021, compared to $5.6 million for the three months ended September 30, 2020. The increase in net revenues was primarily attributable to bulk order purchases and recovery from the temporary disruptions in revenues related to the COVID-19 pandemic during 2020.

Cost of Goods Sold. Cost of goods sold decreased by $0.1 million, or 8%, to $0.4 million for the three months ended September 30, 2021, compared to $0.5 million for the three months ended September 30, 2020.

Research and Development Expenses. Research and development expenses decreased by $0.2 million, or 25%, to $0.5 million for the three months ended September 30, 2021, compared to $0.6 million for the three months ended September 30, 2020. The decrease was primarily due to nearing completion of the preclinical phase of our diverticulosis study. We expect our research and development costs to increase in the remainder of 2021.

Selling Expenses. Selling expenses increased by $0.2 million, or 15%, to $1.5 million for the three months ended September 30, 2021, compared to $1.3 million for the three months ended September 30, 2020. The increase in selling expenses was primarily due to an increase of travel expenses as travel restrictions due to Covid-19 have been eased.

General and Administrative Expenses. General and administrative expenses increased by $0.2 million, or 7%, to $3.4 million for the three months ended September 30, 2021, compared to $3.2 million for the three months ended September 30, 2020. The increase in general and administrative expenses was due to an increase of $0.2 million in payroll expenses attributable to our Dubai office.

Other Income (Expense). Total other expense increased by $8.8 million, or 149%, to $2.9 million for the three months ended September 30, 2021, compared to $5.9 million of other income for the three months ended September 30, 2020. The increase was primarily due to decreases of $6.5 million in net income on investment in marketable securities, $1.4 million in change in fair value of embedded conversion option and $0.9 million in change in fair value of warrant derivative liabilities and an increase of $0.9 million in foreign exchange loss, partially offset by a decrease of $0.9 million in interest expense.

Net Income (Loss). Net loss for the three months ended September 30, 2021 increased by $8.7 million, or 156%, to a net loss of $3.2 million for the three months ended September 30, 2021 from net income of $5.6 million for the three months ended September 30, 2020. The increased net loss was due to the decrease of $8.8 million in other expense as discussed above, partially offset by a decrease of $0.1 million in income tax provision.

Nine months ended September 30, 2021and 2020

Net revenues, Net. Net revenues increased by $0.7 million, or 4%, to $17.6 million for the nine months ended September 30, 2021, compared to $16.9 million for the nine months ended September 30, 2020. The increase in net revenues was primarily attributable to higher bulk order purchases compared to the same period in 2020 and gradual recovery from the temporary disruptions in revenues related the COVID-19 pandemic during 2020.

Cost of Goods Sold. Cost of goods sold decreased by $0.1 million or 7%, to $1.3 million for nine months ended September 30, 2021, compared to $1.4 million for the nine months ended September 30, 2020.

Research and Development Expenses. Research and development expenses increased by $1.2 million, or 65%, to $3.0 million for the nine months ended September 30, 2021, compared to $1.8 million for the nine months ended September 30, 2020. The increase was primarily due to $0.5 million in cash and $0.5 million in shares of the Company’s stock issued under the agreement with Kainos to lead the clinical development of Kainos’ patented IRAK4 inhibitor and an increase of $0.6 million relates to a pharmacokinetic characteristic and safety study for Endari® and clinical study in Europe partially offset by a decrease of $0.4 million relating to our diverticulosis study. We expect our research and development costs to increase in the remainder of 2021.

Selling Expenses. Selling expenses increased by $0.7 million, or 21%, to $4.3 million for the nine months ended September 30, 2021, compared to $3.5 million for the nine months ended September 30, 2020. The increase was primarily due to increased headcount of our in-house sales team and increased travel expenses.

General and Administrative Expenses. General and administrative expenses decreased by $0.4 million, or 4%, to $10.2 million for the nine months ended September 30, 2021, compared to $10.5 million for the nine months ended September 30, 2020. The decrease was primarily due to decreases of $0.3 million in insurance expenses, $0.3 million of professional fees, $0.2 million of recruiting expenses and $0.1 million of public relations expenses, partially offset by an increase of $0.5 million of Dubai office operating expenses.

Other Income (Expense). Total other expense increased by $10.0 million, or 475%, to $7.9 million for the nine months ended September 30, 2021, compared to $2.1 million of other income for the nine months ended September 30, 2020. The increase in other expenses was primarily due to decreases of $7.7 million in net gain on investment in marketable securities, $1.2 million in change in fair value of conversion feature derivative and $1.0 million in change in fair value of warrant derivative liabilities, and an increase of $2.1 million in loss in foreign exchange loss, partially offset by a decrease of $2.3 million interest expenses.

Net Income (Loss). Net loss for the nine months ended September 30, 2021 increased by $10.7 million, or 660% to $9.1 million for the nine months ended September 30, 2021, compared to net income of $1.6 million for the nine months ended September 30, 2020. The increase was primarily a result of increases of $10.0 million in other expense and $0.8 million in loss from operations as discussed above.

Liquidity and Capital Resources

We anticipate that we will continue to incur net losses for the foreseeable future until we can generate increased net revenues from Endari® sales. Based on our losses, anticipated future revenues and operating expenses and cash and cash equivalents of $2.3 million as of September 30, 2021, we believe our working capital is sufficient to meet our needs at least through the fourth quarter of 2022. If future revenues are less than anticipated or we incur more expenses than we anticipate, we may not have sufficient operating capital for our business without curtailing certain operations, our investment in equity method investment (EJ Holdings) or raising additional capital. Except as described below, we have no understanding or arrangements with respect to future financings, and there can be no assurance of the availability of such capital on terms acceptable to us or at all.

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

Cash flows for the nine months ended September 30, 2021 and September 30, 2020

Net cash provided by (used in) operating activities

Net cash used in operating activities decreased by $2.2 million, or 51%, to $2.1 million for the nine months ended September 30, 2021 from $4.4 million for the nine months ended September 30, 2020 due to a decrease of $2.5 million in working capital.

Net cash provided by (used in) investing activities

Net cash used in investing activities decreased by $38.6 million, or 116%, to $5.3 million for the nine months ended September 30, 2021 from net cash provided by investing activities of $33.3 million for the nine months ended September 30, 2020. This decrease was primarily due to a $3.0 million loan to equity method investee and a $35.6 million of proceeds from sales of Telcon stock received during 2020.

Net cash provided by (used in) financing activities

Net cash provided by financing activities increased by $7.3 million to net cash provided by financing activities of $7.2 million for the nine months ended September 30, 2021 from net cash used in financing activities of $0.1 million for the nine months ended September 30, 2020. This increase was the result of $14.5 million in proceeds from the sales of convertible promissory notes, partially offset by a $6.2 million used to prepay our outstanding 10% Senior Secured Convertible Debentures.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Amended Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of September 30, 2021. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our DCP were not effective as of September 30, 2021, because of the continuance of a material weaknesses in our internal control over financial reporting first identified in 2019 due to inadequate application of GAAP on certain complex transactions, inadequate financial closing process, timely filing of periodic and annual financial statements, segregation of duties including access control of information technology especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account process and insufficient entity risk assessment process.

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

Our management and board of directors are committed to the remediation of the material weaknesses, as well as the continued improvement of our overall system of internal control over financial reporting. In addition to the measures described above, we also intend to consider upgrading our financial accounting systems and software as our finances permit. Further, we recently established a Disclosure Committee to ensure more effective internal communications significant transactions.

We believe these measures will remediate the control deficiencies that gave rise to the material weakness. As we continue to evaluate and work to remediate these control deficiencies, we may determine that additional remediation measures may be required.

We are committed to maintaining a strong internal control environment and believe that these remediation actions will represent improvements in our internal control over financial reporting when they are fully implemented. The material weaknesses will not be considered fully remediated until controls have been designed and implemented for a sufficient period of time for our management to conclude that the control environment is operating effectively. There is no assurance that our remediation efforts will be successful or that our internal control over financial reporting or DCP will be effective.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Please refer to the “Risk Factors” section of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**

Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

EMMAUS LIFE SCIENCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emmaus Life Sciences, Inc.

Dated: November 12, 2021	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Its:	Chief Executive Officer

	By:	/s/ Yasushi Nagasaki
	Name:	Yasushi Nagasaki
	Its:	Chief Financial Officer